Form 10-K
period 2000-12-31
PRICE T ROWE GROUP INC
filed 2001-03-26
CIK 1113169

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended:  DECEMBER 31, 2000.

Commission file number: 000-32191.

Exact name of registrant as specified in its charter:
T. ROWE PRICE GROUP, INC.

State of incorporation:  MARYLAND.

I.R.S. Employer Identification No.:  52-2264646.

Address and Zip Code of principal executive offices: 100 EAST PRATT STREET, BALTIMORE, MARYLAND 21202.

Registrant's telephone number, including area code:  (410) 345-2000.

Securities registered pursuant to Section 12(b) of the Act:  NONE.

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $.20 PAR VALUE.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the common stock (based on the last reported price from The Nasdaq Stock Market) held by non-affiliates (excludes executive officers and directors) of the registrant. $4.1 BILLION AT FEBRUARY 9, 2001.

Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date. 122,980,599 SHARES AT MARCH 23, 2001.

Documents incorporated by reference: IN PART III OF THIS FORM 10-K, THE DEFINITIVE PROXY STATEMENT FOR THE 2001 ANNUAL MEETING OF STOCKHOLDERS (FORM DEF 14A; ACCESSION NO. 0001113169-01-000002).

Exhibit index is at Item 14(a)3 on pages 40-42.

PART I.

ITEM 1.  BUSINESS.

OVERVIEW. T. Rowe Price Group is a financial services holding company formed in 2000 that derives its consolidated revenues and net income primarily from investment advisory services that certain of its subsidiaries provide to individual and institutional investors in the T. Rowe Price mutual funds and other investment portfolios. The investors that we serve are primarily domiciled in the United States.

On June 30, 2000, the stockholders of T. Rowe Price Associates approved the one-for-one exchange of their shares for those of T. Rowe Price Group. The share exchange occurred on December 28, 2000, at which time T. Rowe Price Group became the sole owner of T. Rowe Price Associates and T. Rowe Price Associates' former stockholders became the stockholders of T. Rowe Price Group. The exchange was accounted for at historical cost in a manner similar to a pooling-of-interests transaction and T. Rowe Price Group succeeded to T. Rowe Price Associates' obligation for periodic public reporting.

We operate our investment advisory business through our subsidiary companies, primarily T. Rowe Price Associates and T. Rowe Price International (formerly Rowe Price-Fleming International). Our advisory business is the successor to the investment counseling business begun by the late Thomas Rowe Price in 1937. Our common stock was offered to the public for the first time in 1986.

Total assets under our management decreased $13.2 billion from the beginning of 2000 to end the year at $166.7 billion. These assets include $105.2 billion of investments held in retirement accounts and variable annuity investment portfolios. Investments in equity securities were $126.6 billion at the end of 2000, including $31.8 billion in international securities. The three largest Price funds - Equity Income, International Stock, and Science & Technology - accounted for 25% of investment advisory revenues in 2000 and 18% of assets under management at year-end 2000.

We offer a broad range of investment portfolios designed to attract and retain investors with varying investment objectives. Price fund shareholders can exchange balances among mutual funds as economic and market conditions and their investment needs change. From time-to-time, we introduce new mutual funds and other investment portfolios to complement and expand our investment offerings, respond to competitive developments in the financial marketplace, and meet the changing needs of our investment advisory clients. We will open a new Price fund only if we believe that it can play a useful role for investors over a long period of time.

We manage a broad range of domestic and international stock, bond, and money market mutual funds and other investment portfolios that meet the varied needs and objectives of individual and institutional investors. Investment advisory revenues depend largely on the total value and composition of assets under management. Accordingly, fluctuations in financial market valuations and in the composition of assets under management impact our revenues and results of operations.

We also provide certain administrative services as ancillary services to our investment advisory clients. These administrative services are provided by several of our subsidiary companies and include mutual fund transfer agent, accounting and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; discount brokerage; and trust services. About 75% of our administrative revenues in 2000 were from services to the Price funds. Fees earned for administrative services to the Price funds are generally based on the recovery of expenditures incurred and they, therefore, do not significantly affect our net income.

We employ fundamental, technical and cyclical security analyses in the performance of the investment advisory function. We maintain substantial internal, domestic and international, equity and fixed income investment research capabilities. We perform original industry and company research using such sources as inspection of corporate activities, management interviews, company-published financial and other information, financial newspapers and magazines, corporate rating services, and field checks with suppliers and competitors in the same industry and particular business sector. Our research staff operates from offices located in the United States and six foreign countries: Great Britain, Argentina, France, Hong Kong, Japan, and Singapore. We also use research provided by brokerage firms in a supportive capacity and information received from private economists, political observers, commentators, government experts, and market and security analysts. Our stock selection process for some investment portfolios is based on quantitative analyses using computerized data modeling.

Investment objectives for our managed investment portfolios, including the Price funds, accommodate a variety of strategies. Investors select funds for investment based on the distinct objectives that are detailed in each fund's prospectus. Management of other stock portfolios includes active approaches similar to those employed in the Price funds. Investment strategies for these clients may emphasize large-cap, mid-cap or small-cap investing; growth or value investing; and international or U.S. investing. We also offer systematic, tax-efficient, and blended equity investment strategies as well as several active and systematic management strategies for fixed income investments. Our specialized advisory services include investing in stable value asset contracts and a service for the efficient disposition of equity distributions from venture capital investments.

Information concerning our revenues, results of operations and assets under management during the past three years is contained in our consolidated statements of income and in note 7 to our consolidated financial statements included in Item 8 of this Form 10-K.

RECENT DEVELOPMENTS. We completed the most significant financial transaction in our history on August 8, 2000, when we acquired the 50% non-controlling interest in our consolidated subsidiary, Rowe Price-Fleming International, from London-based asset management and investment banking group Robert

Fleming Holdings for $783 million, including $704 million of goodwill. To finance the purchase of the Fleming interest, we used $483 million of our cash holdings and borrowed $300 million under a five-year, syndicated bank credit facility. At the time of this transaction, Rowe Price-Fleming managed $37.5 billion of international assets which were historically included in our reported consolidated assets under management. We formed Rowe Price-Fleming in 1979 with Robert Fleming in order to provide U.S. investors with international investment advisory services. As a result of the transaction, we can now compete for the provision of investment advisory services to institutional and individual investors throughout the world. In late 2000, we began marketing efforts to expand our investor base to European institutions. In addition, we have undertaken significant efforts to establish our foreign offices in facilities that are independent of Robert Fleming. We expect that movement into these new international facilities will be complete in the first half of 2001.

We achieved several significant financial milestones in 2000. Revenues surpassed $1.2 billion for the first time while stockholders' equity grew to nearly $1 billion and ended 2000 at $991 million. Net income and earnings per share also reached respective records of $269 million and $2.08 diluted.

Financial markets were difficult in 2000. Stock market valuations peaked in the first quarter and declined sharply in the fourth quarter. Investor sentiment was not favorable in this environment and our investment offerings experienced net cash outflows. For the first time in our fifteen years as a public company, our assets under management declined during the fiscal year.

While cash flows overall were negative during 2000, investor sentiment concentrated net cash inflows into a few of our mutual funds. Strong 1999 and early 2000 market performance in the technology sector led investors to put $2.6 billion into the Science & Technology Fund, while four other growth oriented funds - Mid-Cap Growth, Blue Chip Growth, Health Sciences and New Horizons - added net investments totaling $2.4 billion. These positive net cash flows were offset by the effect of negative investor sentiment for most of the year toward value-oriented and international stock funds. Our Equity Income Fund had net redemptions of $3.2 billion while the Growth & Income, Equity Index 500, and International Stock funds had net outflows of $2.0 billion.

Seven new mutual funds were offered in 2000, including two for the institutional market. Our fund shareholders also approved the merger of four smaller bond funds into three larger funds during the fourth quarter of the year.

Performance-related advisory fees earned from our other investment portfolios were higher in 2000 and for the year totaled nearly $16.5 million, though only $.2 million was recognized in the fourth quarter. In 2000, our specialized service for the disposition of venture capital distributions accounted for $15.4 million of these fees. The same favorable markets for IPOs and technology stocks of late 1999 and early 2000 that led to the net cash inflows to our Science & Technology Fund also produced additional assets for, and revenues from, our disposition service in 2000. Performance-related fees are also earned from investment partnerships that we sponsor. These partnerships have entered their liquidation stage and contributed lower performance fees in 2000 than in 1999. While performance-based revenues from our disposition service and sponsored partnerships are of a recurring nature, their significance will vary as market conditions change and the partnerships complete their liquidation. Given the declining market conditions of late 2000 and early 2001, a lower level of revenues from these sources is likely in 2001.

In June 2000, we commenced operations of a new subsidiary, the T. Rowe Price Savings Bank. Through the savings bank, we now issue federally insured certificates of deposit.

In June 2000, we also began offering an Advisor class of shares with a 12b-1 fee for ten of the Price funds. These shares are available through certain full-service financial intermediaries and provide new distribution channels for the Price funds.

During 2000, we also expanded our investor center network where our clients can visit with our customer service representatives. A new center was opened in the Walnut Creek area of greater San Francisco. We plan to open a few additional centers in 2001, continuing our effort to be available to a large number of our investors within one hour's drive. Additionally, we completed the first building in our western campus in Colorado Springs and finished the move into our expanded Owings Mills campus that we had begun in late 1999.

PRICE FUNDS. We provide investment advisory, distribution and other administrative services to the Price funds under various agreements. Investment advisory services are provided to each fund under individual investment management agreements that grant the fund the right to use the T. Rowe Price name. The boards of the respective funds, including a majority of directors who are not "interested persons" (as defined in the Investment Company Act of 1940, as amended) of the funds or of us, must approve the investment management agreements annually. Amendments to management agreements must be approved by fund shareholders. Each agreement automatically terminates in the event of its assignment (as defined in the Investment Company Act) and, generally, either party may terminate the agreement without penalty after a 60-day notice. The termination of one or more of these agreements could have a material adverse effect on our results of operations.

Advisory Services. Investment advisory fees are based upon the average daily net assets managed in each fund. Additionally, other fees are earned for advisory-related administrative services. Independent directors and trustees of the Price funds regularly review fee structures.

The advisory fee paid by each of the Price funds generally is computed each day by multiplying a fund's net assets by a fee. For the majority of the Price funds, the fee is equal to the sum of a group charge that is set based on the combined net assets of those funds and an individual fund charge that is set based on the fund's specific investment objective. As the combined net assets of these funds increase, the group charge component of the funds' fee decreases. Details of each fund's fee arrangement are available in its prospectus.

Each of the Price funds has a distinct investment objective that has been developed as part of our strategy to provide a broad, comprehensive selection of investing opportunities. All Price funds are sold exclusively on a no-load basis, without a sales commission. No-load mutual funds offer investors a low-cost and relatively easy method of investing in a variety of stock and bond portfolios. Our Advisor class of fund shares is sold through financial intermediaries and incurs a 12b-1 fee of 25 basis points for distribution and recordkeeping. We believe that our lower fund cost structure, distribution methods, and fund shareholder and administrative services promote stability of assets in the Price funds through market cycles.

Each Price fund typically bears all expenses associated with its operation and the issuance and redemption of its securities. In particular, each fund pays investment advisory fees; shareholder servicing fees and expenses; fund accounting fees and expenses; transfer agent fees; custodian fees and expenses; legal and auditing fees; expenses of preparing, printing and mailing prospectuses and shareholder reports to existing shareholders; registration fees and expenses; proxy and annual meeting expenses; and independent trustee or director fees and expenses.

Several of the Price funds have different fee arrangements. The Equity Market Index funds and the Summit funds have single, all-inclusive fees covering all investment management and operating expenses. The Spectrum Growth, Spectrum Income and Spectrum International funds invest in a broadly diversified portfolio of other Price funds and have no separate investment advisory fee. However, they indirectly bear the expenses of the funds in which they invest. Funds targeted to institutional investors each have separate advisory fee arrangements.

We usually guarantee that a newly organized fund's expenses will not exceed a specified percentage of its net assets during an initial operating period.
We absorb all advisory fees and other mutual fund expenses in excess of these self-imposed limits.

We bear all advertising and promotion expenses for the Price funds. Our costs include advertising and direct mail communications to potential fund shareholders as well as a substantial staff and communications capability to respond to investor inquiries. Marketing efforts have traditionally been focused in the print media, but in recent years, promotional activities have expanded into television and the Internet. In addition, we target considerable marketing efforts at participant-directed defined contribution plans that invest in mutual funds. Advertising and promotion expenditures vary over time based on investor interest; market conditions; new investment offerings; and the development and expansion of new marketing initiatives, including those arising from international expansion and enhancements to our

Internet site (www.troweprice.com).

Administrative Services. Our service company subsidiaries also provide advisory-related administrative services to the Price funds. Through them, we provide mutual fund transfer agency and shareholder services, including maintenance of staff, facilities, and technology and other equipment to respond to inquiries from shareholders. In addition, we provide mutual fund accounting services, including maintenance of financial records, preparation of financial statements and reports, daily valuation of portfolio securities and computation of daily net asset values per share. We also provide participant accounting, plan administration and transfer agent services for defined contribution retirement plans that invest in the Price funds. Plan sponsors compensate us for some services while the Price funds compensate us for maintaining and administering the individual participant accounts for those plans that invest in the funds.

We provide trust services through a subsidiary, the T. Rowe Price Trust Company. Through this Maryland-chartered limited-service trust company, we offer common trust funds for investment by qualified retirement plans and serve as trustee for retirement plans and IRAs. The T. Rowe Price Trust Company may not accept deposits and cannot make personal or commercial loans.

We also provide customized investment advisory services to shareholders and potential investors in the Price funds through our subsidiary T. Rowe Price Advisory Services. These services currently include an Investment Checkup of individual portfolios, the Retirement Income Manager that develops personalized income and investment strategies for people who are one or two years away from retirement, and a Rollover Investment Service for investing distributions from retirement plans.

Fund Assets. At December 31, 2000, assets under our management in the Price funds aggregated $106.3 billion, a decrease of $8.2 billion from the beginning of the year. The following table presents the year each Price fund was started as well as the net assets (in millions) of each fund at December 31, 1999 and 2000. The Spectrum funds are not listed in the table because their assets are included in the amounts shown for their underlying fund investments.

                                                1999         2000
                                              ________     ________
Domestic stock and blended funds:
  Growth Stock (1950)                         $  5,672    $   5,428
  New Horizons (1960)                            6,022        6,122
  New Era (1969)                                 1,082        1,195
  Growth & Income (1982)                         3,440        2,989
  Equity Income (1985)                          12,321       10,188
  New America Growth (1985)                      2,064        1,519
  Capital Appreciation (1986)                      856          914
  Science & Technology (1987)                   12,271        9,721
  Small-Cap Value (1988)                         1,262        1,362
  Equity Index 500 (1990)                        5,049        4,045
  Balanced (1991)                                2,091        1,896

  Dividend Growth (1992)                         1,028          751
  Mid-Cap Growth (1992)                          5,243        6,591
  Small-Cap Stock (1992)                         1,740        2,263
  Blue Chip Growth (1993)                        6,709        7,116
  Media & Telecommunications (1993)                930          798
  Capital Opportunity (1994)                       109           93
  Personal Strategy - Balanced (1994)              619          620
  Personal Strategy - Growth (1994)                262          284
  Personal Strategy - Income (1994)                206          229
  Value (1994)                                     851          989
  Health Sciences (1995)                           303          972
  Financial Services (1996)                        159          337
  Mid-Cap Equity Growth (1996)                     266          308
  Mid-Cap Value (1996)                             212          282
  Diversified Small-Cap Growth (1997)               75           85
  Real Estate (1997)                                25           54
  Tax-Efficient Balanced (1997)                     43           52
  Extended Equity Market Index (1998)               54           86
  Total Equity Market Index (1998)                 199          206
  Tax-Efficient Growth (1999)                       70           91
  Developing Technologies (2000)                    --           18
  Institutional Large-Cap Value (2000)              --            2
  Institutional Small-Cap Stock (2000)              --          230
                                              ________     ________
                                                71,233       67,836
                                              ________     ________
International stock funds:
  International Stock (1980)                    12,674        9,735
  International Discovery (1988)                   687          765
  Foreign Equity (1989)                          3,923        3,042
  European Stock (1990)                          1,588        1,232
  New Asia (1990)                                1,375          800
  Japan (1991)                                     596          243
  Latin America (1993)                             268          207
  Emerging Markets Stock (1995)                    162          152
  Global Stock (1995)                               90           99
  International Growth & Income (1998)              11           10
  Emerging Europe & Mediterranean (2000)            --           23
  Global Technology (2000)                          --          131
  International Equity Index (2000)                 --            6
                                              ________     ________
                                                21,374       16,445
                                              ________     ________
Bond and money market funds:
  New Income (1973)                              1,795        1,715
  Prime Reserve (1976)                           5,431        5,639
  Tax-Free Income (1976)                         1,328        1,396
  Tax-Exempt Money (1981)                          684          731
  U.S. Treasury Money (1982)                       966          934
  Tax-Free Short-Intermediate (1983)               445          405
  High Yield (1984)                              1,682        1,448
  Short-Term Bond (1984)                           486          466
  GNMA (1985)                                    1,089        1,091
  Tax-Free High Yield (1985)                     1,132        1,084
  California Tax-Free Bond (1986)                  214          236

  California Tax-Free Money (1986)                 102          102
  International Bond (1986)                        811          753
  New York Tax-Free Bond (1986)                    188          201
  New York Tax-Free Money (1986)                   112          112
  Maryland Tax-Free Bond (1987)                    990        1,082
  U.S. Treasury Intermediate (1989)                244          225
  U.S. Treasury Long-Term (1989)                   324          315
  New Jersey Tax-Free Bond (1991)                  108          117
  Virginia Tax-Free Bond (1991)                    265          307
  Tax-Free Intermediate Bond (1992)                116          117
  Florida Intermediate Tax-Free Bond (1993)         99          101
  Georgia Tax-Free Bond (1993)                      58           66
  Maryland Short-Term Tax-Free Bond (1993)         129          118
  Summit Cash Reserves (1993)                    2,430        2,551
  Summit GNMA (1993)                                62           68
  Summit Municipal Income (1993)                    70           71
  Summit Municipal Intermediate (1993)              79           82
  Summit Municipal Money Market (1993)             191          210
  Emerging Markets Bond (1994)                     173          164
  Corporate Income (1995)                           51           50
  U.S. Bond Index (2000)                            --           14
                                              ________     ________
                                                21,854       21,971
                                              ________     ________
                                              $114,461     $106,252
                                              ________     ________
                                              ________     ________

OTHER INVESTMENT PORTFOLIOS. We managed $60.4 billion at December 31, 2000 in investment portfolios other than the Price funds, down $5 billion from the beginning of the year. We provide investment advisory services to these client accounts on a separately-managed or subadvised basis, and through sponsored investment portfolios generally organized by us as common trust funds or partnerships. Our sponsored investment partnerships were formed in prior years through private placements and several of our special-purpose subsidiaries serve as the general partners.

We usually compute fees for non-Price fund accounts based upon the value of assets under our management. Approximately 50% of our advisory fees from these clients are based on the daily valuation of their investment portfolios, while more than 10% are based on beginning of billing period values and less than 40% on values at the end of the billing period.

We charge fees for investment management based on, among other things, the specific investment services to be provided. Our standard form of investment advisory agreement for client accounts provides that the agreement may be terminated at any time and that any unearned fees paid in advance will be refunded.

Our subsidiaries also provide targeted advisory services to our non-Price fund investment clients. Stable value investment contracts, totaling $8 billion at December 31, 1999 and 2000, are managed by T. Rowe Price Stable Asset Management. International equity and fixed income securities held in other investment portfolios managed by T. Rowe Price International totaled $15.5 billion at the end of 2000, down $4.8 billion from the beginning of the year.

REGULATION. T. Rowe Price Associates, T. Rowe Price International, T. Rowe Price Stable Asset Management, and T. Rowe Price Advisory Services are registered with the SEC as investment advisors under the Investment Advisers Act of 1940. T. Rowe Price International is also regulated by the Investment Management Regulatory Organisation in Great Britain. Our transfer agent services subsidiaries are registered under the Securities Exchange Act of 1934, and our trust company is regulated by the State of Maryland, Commissioner of Financial Regulation. T. Rowe Price Savings Bank is regulated by the Office of Thrift Supervision, U.S. Department of the Treasury.

The Price funds are distributed by our subsidiary, T. Rowe Price Investment Services, which is a registered broker-dealer and member of the National Association of Securities Dealers and the Securities Investor Protection Corporation. We provide discount brokerage services through this subsidiary primarily to complement the other services provided to shareholders of the Price funds. All discount brokerage transactions are cleared through and accounts maintained by an independent clearing broker. In late 2000, we changed clearing firms to the Pershing Division of Donaldson, Lufkin & Jenrette Securities Corporation.

All aspects of our business are subject to extensive federal and state laws and regulations. These laws and regulations are primarily intended to benefit or protect our clients and the Price funds' shareholders. They generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the conduct of business in the event that we fail to comply with laws and regulations. Possible sanctions that may be imposed on us in the event that we fail to comply include the suspension of individual employees, limitations on engaging in certain business activities for specified periods of time, revocation of our investment adviser and other registrations, censures, and fines.

Certain of our subsidiaries are subject to net capital requirements including those of various federal, state, and foreign regulatory agencies. Our subsidiaries' net capital, as defined, has consistently met or exceeded all minimum requirements.

COMPETITION. As a member of the financial services industry, we are subject to substantial competition in all aspects of our business. A significant number of mutual funds are sold to the public by investment management firms, broker-dealers, other mutual fund companies, banks and insurance companies and include the distribution of both proprietary and other sponsors' mutual funds. We compete with brokerage and investment banking firms, insurance companies, banks, and other financial institutions in all aspects of our business. Many of these financial institutions have substantially greater resources than we do. We compete with other providers of investment management services primarily on the basis of the availability and objectives of investment portfolios offered, investment performance, and the scope and quality of our services.

We believe that competition within the investment management industry will increase as a result of consolidation and acquisition activity. In order to maintain and enhance our competitive position, we may review acquisition prospects and, if appropriate opportunities arise, engage in discussions or negotiations that could lead to acquisitions.

Additionally, we continue to review our distribution strategies and have expanded them beyond the direct marketing of low cost, no-load mutual funds to the self-directed investor. At the end of 2000, our assets under management were sourced approximately 30% from individual investors, 30% from defined contribution retirement plans, 20% from third-party distribution, and 20% from institutional investors. Our largest client account relationship provided less than 4% of our total investment advisory revenues in 2000.

EMPLOYEES. At December 31, 2000, we employed more than 4,000 active, full-time employees. We add additional temporary and part-time personnel to our staff to meet periodic and special project demands for technology functions and mutual fund administrative services.

ITEM 2.  PROPERTIES.

We continued to expand our operating facilities this past year. During the first half, we completed the move into buildings 3 & 4 of our 567,000 square foot Owings Mills, Maryland campus and renovated our 110,000 square foot Owings Mills financial services center to house our technology support staff. In November, we moved into our newly constructed 124,000 square foot facility at the western regional campus in Colorado Springs. The Colorado Springs land and our Owings Mills acreage will both accommodate additional future development.

We opened a new investor center for walk-in traffic and investor meetings in the San Francisco area and relocated the Colorado Springs and Baltimore facilities in 2000. Other investor centers are located in the Los Angeles, Washington, Boston, Owings Mills, and Tampa areas.

Our primary corporate offices consist of approximately 270,000 square feet of space leased through late 2006 at 100 East Pratt Street in Baltimore. We lease our service center in Tampa and our international offices in London, Buenos Aires, Copenhagen, Hong Kong, Paris, Singapore, and Tokyo.

We own an expandable 46,000 square foot technology center on a separate parcel of land in Owings Mills. This facility is in close proximity to the building that now houses our technology support staff.

Information concerning our anticipated capital expenditures in 2000 is set forth in the capital resources and liquidity discussion in Item 7 of this Form 10-K. Our future minimum rental payments under noncancelable operating leases at December 31, 2000 are set forth in note 9 to our consolidated financial statements included in Item 8 of this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS.

On July 6, 1998, Rowe Price-Fleming, the T. Rowe Price International Stock Fund and the fund's five directors were named as defendants in Migdal v. Rowe Price-Fleming International, Inc., et al., filed in the United States District Court for the District of Maryland. The Complaint sought to invalidate the advisory agreement between Rowe Price-Fleming and the International Stock Fund, and sought recovery of an unspecified amount of advisory fees paid by the International Stock Fund to Rowe Price-Fleming. Plaintiffs alleged that the International Stock Fund does not have a sufficient number of independent directors, as required by the Investment Company Act of 1940, as amended, because its independent directors serve on multiple boards of directors within the T. Rowe Price mutual fund complex and receive substantial compensation in the form of director fees. On October 12, 1998, the plaintiffs filed an Amended Complaint adding as a plaintiff Linda B. Rohrbaugh, a shareholder in the T. Rowe Price Growth Stock Fund.
The Amended Complaint also added as defendants the T. Rowe Price Growth Stock Fund, T. Rowe Price Associates and certain of its subsidiaries which provide services to the funds, as well as five directors of the T. Rowe Price Growth Stock Fund. On January 21, 1999, the Amended Complaint was dismissed with leave for plaintiffs to re-file. On February 16, 1999, the plaintiffs filed a Second Amended Complaint, but the fund directors were excluded as defendants. The Second Amended Complaint alleged a claim under Section 36(b) of the Investment Company Act of 1940. The Complaint sought to invalidate the advisory and service agreements negotiated between the corporate defendants and certain T. Rowe Price funds based on a claim that (i) the fees paid to the corporate defendants were excessive and (ii) the advisory agreements were not negotiated at arm's length because each of the boards of directors of the Price funds is not independent as required under the Investment Company Act of 1940. On March 19, 1999, we and the other defendants filed a Motion to Dismiss the Second Amended Complaint. In an order dated March 20, 2000, our motion was granted and the case dismissed with prejudice. On April 6, 2000, the plaintiffs filed a Notice of Appeal of the Dismissal of the case. On June 16, 2000, we and the other defendants filed a Brief with the United States Court of Appeals (Fourth Circuit) to affirm the District Court's judgment.

From time to time, claims arise in the ordinary course of our business, including employment-related claims. After consulting with counsel, we believe it unlikely that any adverse determination in one or more pending claims would have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders during the fourth quarter of 2000.

ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

The following information includes the names, ages, and positions of our executive officers. There are no arrangements or understandings pursuant to which any person serves as an officer.

George A. Roche (59), Chairman (1997), President (1997), Managing Director
 (1989), and Chief Financial Officer (1984-1997).
James S. Riepe (57), Vice Chairman (1997) and Managing Director (1989).
M. David Testa (56), Vice Chairman (1997) and Managing Director (1989). Edward C. Bernard (45), Managing Director (1995).
Michael A. Goff (41), Managing Director (1997) and Vice President
 (1994-1997).
Henry H. Hopkins (58), Managing Director (1989).
James A.C. Kennedy (47), Managing Director (1990).
Maria Nalywayko (38), Managing Director (2000) and Vice President
 (1998-2000). Ms. Nalywayko was an Executive Vice President (1994-1998) of Wells Fargo/Norwest.
Wayne D. O'Melia (48), Managing Director (1998) and Vice President
 (1991-1998).
William T. Reynolds (52), Managing Director (1990).
Charles E. Vieth (44), Managing Director (1993).
Joseph P. Croteau (46), Vice President (1987), Controller (1994), and
 Treasurer (2000).

On March 19, 2001, Cristina Wasiak (47) joined T. Rowe Price as a Managing Director and Chief Financial Officer. Ms. Wasiak was formerly the Chief Financial Officer of DSC Logistics (2000-2001). Previously, she was a Senior Vice President with ABN Amro North America (1998-2000) and an Executive Vice President with KeyCorp (1995-1998).

Similar information for other significant employees who are managing directors follows.

John H. Laporte (55), Managing Director (1989).
Brian C. Rogers (45), Managing Director (1991).
Martin G. Wade (58), Managing Director (2000).  Mr. Wade was Chief Executive
 Officer (1998-2000) and President (1982-1998) of T. Rowe Price
 International.
David J.L. Warren (43), Managing Director (2000).  Mr. Warren is Chief
 Executive Officer (2000) and President (1998), and was Executive Vice President (1988-1998), of T. Rowe Price International.
Christopher D. Alderson (38), Managing Director (2000).  Mr Alderson has been a Vice President of T. Rowe Price International since 1989.
Preston G. Athey (51), Managing Director (1997) and Vice President
 (1991-1997).
Brian W.H. Berghuis (42), Managing Director (1997) and Vice President
 (1991-1997).
Stephen W. Boesel (56), Managing Director (1993).
John H. Cammack, (48), Managing Director (2000) and Vice President
 (1994-2000).
John R. Ford, (43), Managing Director (2000).  Mr Ford has been an Executive
 Vice President of T. Rowe Price International since 1988.
Ian Kelson, (44), Managing Director (2000). Mr. Kelson was previously Head of Fixed Income for Morgan Grenfell/Deutsche Asset Management in London which he joined in 1985.
Gregory A. McCrickard (42), Managing Director (1998) and Vice President
 (1991-1998).
Mary J. Miller (45), Managing Director (1993).
Charles A. Morris (38), Managing Director (1995).
Nancy M. Morris (48), Managing Director (2000) and Vice President
 (1993 - 2000).
George A. Murnaghan (44), Managing Director (1997) and Vice President
 (1986-1997).
Edmund M. Notzon (55), Managing Director (1997) and Vice President
 (1991-1997).
Larry J. Puglia (40), Managing Director (1998) and Vice President
 (1993-1998).
John R. Rockwell (58), Managing Director (1998) and Vice President
 (1991-1998).
R. Todd Ruppert (44), Managing Director (1997) and Vice President
 (1988-1997).
Robert W. Smith (39), Managing Director (1998) and Vice President
 (1993-1998).
William J. Stromberg (41), Managing Director (1998) and Vice President
 (1990-1998).
Mark J. Vaselkiv (42), Managing Director (2000) and Vice President
 (1989-2000).
Richard T. Whitney (42), Managing Director (1995).


PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

Our common stock ($.20 par value) trades on The Nasdaq National Market under the symbol "TROW". The high and low trade price information and dividends per share during the past two years were:

                                   1st       2nd       3rd       4th
                                 Quarter   Quarter   Quarter   Quarter
                                 _______   _______   _______   _______
1999 - High price                 $39.88    $43.25    $40.00    $40.25
       Low price                   29.25     30.63     27.44     25.88
       Cash dividends declared       .10       .10       .10       .13

2000 - High price                  42.88     48.00     49.94     48.44
       Low price                   30.06     32.88     39.25     35.06
       Cash dividends declared       .13       .13       .13       .15

On February 9, 2001, there were approximately 4,000 holders of record of our outstanding common stock.

We expect to pay cash dividends at the $.15 per-share quarterly rate for the first three quarters of 2001. The increase made to our quarterly dividend rate in December 2000 was the fifteenth consecutive annual increase since we became a public company in April 1986.

ITEM 6.  SELECTED FINANCIAL DATA.

                                      Year ended December 31,
                      ____________________________________________________
                        1996       1997       1998       1999       2000
                      ________   ________   ________   ________   ________
                            (in millions, except per-share data)

Revenues              $  586.1   $  755.0   $  886.1   $1,036.4   $1,212.3
Net income            $   98.5   $  144.4   $  174.1   $  239.4   $  269.0
Basic earnings
 per share            $    .86   $   1.24   $   1.46   $   1.99   $   2.22
Diluted earnings
 per share            $    .79   $   1.13   $   1.34   $   1.85   $   2.08
Cash dividends
 declared per share   $  .2225   $    .28   $   .355   $    .43   $    .54
Weighted average
 shares outstanding      114.5      116.3      119.1      120.6      121.2
Weighted average
 shares outstanding -
 assuming dilution       123.9      128.1      130.0      129.2      129.6

                                        December 31,
                      ________________________________________________
                        1996      1997      1998      1999      2000
                      ________  ________  ________  ________  ________
                                (in millions, except as noted)
Balance sheet data
 Goodwill             $    4.7  $    4.0  $    3.2  $    2.5  $  695.0
 Total assets         $  478.8  $  646.1  $  796.8  $  998.0  $1,469.5
 Debt                       --        --        --  $   17.7  $  312.3
 Stockholders'
  equity              $  345.7  $  486.7  $  614.3  $  770.2  $  991.1
 Common shares
  outstanding            115.1     118.2     120.2     120.1     122.4
Assets under manage-
 ment (in billions)   $   99.4  $  124.3  $  147.8  $  179.9  $  166.7

All share and per-share data has been retroactively adjusted to give effect to the 2-for-1 stock splits in April 1996 and 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our revenues and net income are derived primarily from investment advisory services provided to U.S. individual and institutional investors in our sponsored mutual funds and other investment portfolios.

We manage a broad range of domestic and international stock, bond, and money market mutual funds and other investment portfolios which meet the varied needs and objectives of individual and institutional investors. Investment advisory revenues depend largely on the total value and composition of assets under management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations. Total assets under our management were $166.7 billion at December 31, 2000, including $94.9 billion in domestic equity securities and $31.7 billion in international equity securities.

ROWE PRICE-FLEMING INTERNATIONAL ACQUISITION.

On August 8, 2000, we completed our purchase of Robert Fleming Holdings' 50% interest in our consolidated subsidiary, Rowe Price-Fleming International, which at that time managed $37.5 billion. This purchase transaction resulted in goodwill of $704 million which is being amortized on a straight-line basis over 25 years. Coincident with the change in ownership, our subsidiary was renamed T. Rowe Price International and our international research contracts with Robert Fleming affiliates were terminated. Transition services are being provided to us by certain Robert Fleming affiliates during an interim period in which we are establishing the new operating infrastructure for our international investment operations. Additionally, we are now expanding our marketing efforts to include European investors and may seek other investors on a global basis. Our expenditures in these efforts may be significant and will precede revenues from any new investment advisory clients that we may obtain.

RESULTS OF OPERATIONS.

2000 versus 1999. Net income increased nearly $30 million or 12% to $269 million and diluted earnings per share rose from $1.85 to $2.08. Total revenues increased 17% from $1 billion to a record $1.2 billion, led by an increase of $115 million in investment advisory fees.

Investment advisory revenues earned from the T. Rowe Price mutual funds increased $86 million as average fund assets under management were $113.9 billion during 2000, $13.1 billion more than in 1999. However, declines in financial market valuations pushed fund assets down $5.5 billion during the year. Net redemptions by fund investors were $1.7 billion during 2000. Defined contribution plans moved $2 billion to other advisors on the last day of the year, offsetting net inflows that had occurred until that time. The merger of a client into another firm and the restructuring of investments by a large state pension plan were the primary causes of the outflows at year end. Other fund asset decreases were the result of our redemption of almost $.5 billion to partially fund the Rowe Price-Fleming acquisition and $.5 billion of dividends, net of reinvestments, that were paid out during the year. Mutual fund assets ended 2000 at $106.3 billion, including $84.3 billion in stock funds.

Assets in the other investment portfolios that we manage were also higher during most of 2000 and contributed $25 million of additional advisory fees. In addition, performance-related advisory fees were $4 million higher in 2000. We earn performance fees primarily on venture capital investments that we manage and, though recurring, these fees will vary significantly as market conditions and investment portfolios change. Assets in other portfolios that we manage ended 2000 at $60.4 billion, down from $65.4 billion at the beginning of the year due primarily to international portfolios which experienced both market depreciation of $3.3 billion and outflows of $1.5 billion during 2000.

Administrative fees from advisory-related services that we provide to the funds and their shareholders rose $39.6 million from 1999 to $236.9 million. This increase is primarily attributable to transfer agency and recordkeeping services for defined contribution retirement plans and the Price mutual funds and includes $1.1 million of 12b-1 distribution fees received from the new Advisor class of mutual fund shares. Administrative revenues are largely offset by the costs that we incur in providing the services, including fees paid to third-parties which distribute the Advisor shares to their clients. Discount brokerage added $1.4 million of the increase on greater transaction volume offset by lower average commissions arising from the shift to transactions originating over the Internet.

Investment and other income rose more than $21 million from 1999 to $59 million. Net gains of $7.4 million on dispositions of our stock and bond mutual fund holdings in 2000 versus losses of $1.6 million recognized on fund holdings in 1999 account for $9.0 million of the increase. Higher returns on our venture capital investments added $2.9 million in 2000. The strong markets of late 1999 and early 2000 produced significant market gains and distributions from venture capital investments. Income from this source will vary with market conditions and the size of our investments. Larger capital gain distributions resulting from our stock fund holdings added $2.0 million to our 2000 income. Foreign currency rate fluctuations arising from our yen-denominated debt account for a positive change of $4.6 million as the losses experienced in 1999 largely reversed in 2000. We expect that investment income will generally be lower in future periods.

Operating expenses increased 21% to $754 million. Greater compensation and related costs, which were up $51 million or 16%, were attributable to increases in our rates of compensation, including performance-related bonuses, and an 8% increase in our staff size primarily to support our growing operations. As of December 31, 2000, we employed more than 4,000 associates. Our advertising and promotion expenditures increased $14.1 million from the prior year to $88.2 million. These costs will vary with market conditions and investor demand for our products as we seek to expand our base both domestically and internationally. We expect spending in 2001 to exceed that of 2000 and, in particular, the first quarter of 2001 to be slightly higher than the preceding fourth quarter of 2000.

International investment research fees were down $17 million from 1999 as the contract for these services terminated at the time of the Rowe Price-Fleming acquisition. Occupancy and equipment expense was $16.1 million higher in 2000 due primarily to the expansion of our operating facilities in Owings Mills in late 1999 and early 2000. Amortization of goodwill arising from the Rowe Price-Fleming purchase and interest expense on our acquisition indebtedness added $11.1 million and $9.3 million, respectively, to our 2000 expenses.

Under current accounting principles, goodwill charges of $7 million per quarter will recur in the future. Other operating expenses increased $47 million largely due to significant broad-based technology expenditures that support established and new business activities. Additional expenses in connection with our international expansion also contributed to the higher expense levels. Costs incurred for defined contribution plan recordkeeping systems and the distribution of the Advisor class of fund shares also increased our expense levels; however, these charges were generally offset by additional administrative revenues. We anticipate that our operating expenses in at least the first half of 2001 will continue to be higher in comparison to prior comparable periods, but that the amount of increase will moderate from that experienced in the second half of 2000.

The 2000 provision for income taxes as a percentage of pretax income is higher than that of 1999 largely due to the new goodwill charges that are not deductible in determining our income tax expense. The effective tax rate will rise again in 2000 as we recognize a full year's amortization of goodwill.

Minority interests declined $5.9 million due to the acquisition of Robert Fleming's 50% interest in Rowe Price-Fleming.

1999 versus 1998. Net income increased $65 million or 37% to $239 million, or diluted earnings per share of $1.85, from $174 million or diluted earnings per share of $1.34. Total revenues increased 17% from $886 million to a record $1.04 billion, led by an increase of $117 million in investment advisory fees.

Investment advisory revenues earned from sponsored mutual fund investment portfolios increased $73 million as average fund assets under management were $100.8 billion, $12.9 billion more than in 1998. Fund assets increased $20.1 billion during the year and totaled $114.5 billion at December 31, 1999, including $92.6 billion in stock and blended assets funds. The most significant increase in fund assets during 1999 was attributable to market appreciation of and income reinvested in the stock and blended funds totaling $19 billion. Net cash inflows to the funds during the year totaled $1.1 billion, including inflows of more than $2.3 billion into domestic stock and blended funds, offset in part by $1.0 billion of outflows from international stock funds and $.2 billion from bond and money market funds. Domestic growth stock funds accounted for the largest net inflows with the Science & Technology and Blue Chip Growth funds each drawing more than $1 billion.

Greater assets in other investment portfolios, including variable annuity and other subadvised funds, and an increase of $9 million in performance-based fees contributed the balance of advisory revenue gains totaling $44 million. Assets under management in other investment portfolios were $65.4 billion at December 31, 1999, up $12 billion during 1999.

Administrative fees from advisory-related services to the funds and their shareholders rose $24 million from 1998 to $197 million. This increase was primarily attributable to defined contribution retirement plan recordkeeping services; however, increased operating expenses offset these gains. Commissions earned on greater discount brokerage trading volume contributed nearly $5 million of the revenue increase.

Investment and other income rose $9 million from 1998, including $6 million from larger money market fund balances and nearly $6 million from venture capital investments offset by almost $3 million of foreign currency exchange rate loss on the yen-denominated debt.

Operating expenses increased 8% to nearly $622 million. Greater compensation and related costs, which were up $25 million or 8%, were attributable to increases in rates of compensation, including performance-related bonuses, and an increase in staff size of 6% primarily to support the growing investment-related administrative services and technology-based operations. These increases in compensation costs were partially offset by reduced use of temporary staff and the capitalization of almost $5 million for the development of internal-use software. At year-end 1999, more than 3,700 associates were employed. Advertising and promotion expenditures increased 2% to $74 million in 1999. Occupancy and equipment expense was nearly $11 million higher in 1999 due to the expansion of operating facilities and related equipment acquisitions, primarily leases of technology assets. International investment research fees were up nearly $6 million as international assets under management increased during 1999 from $32.9 billion to $42.7 billion, including $22.4 billion in the mutual funds. International assets are managed by our consolidated subsidiary, Rowe Price-Fleming International, and are included in the consolidated assets under management. Other operating expenses increased $6 million to support growing operations.

The crossover of operations into 2000 was made successfully. Expenditures for the comprehensive efforts involved totaled $37 million through year-end, including more than $18 million in 1999, an increase of about $1 million from 1998.

The 1999 provision for income taxes as a percentage of pretax income is lower than that of 1998 due to changes in income apportionment for purposes of state taxation.

CAPITAL RESOURCES AND LIQUIDITY.

We financed the Rowe Price-Fleming acquisition from available cash holdings of $483 million and borrowings of $300 million from the five-year, $500 million syndicated bank credit facility that we obtained in June 2000. We have also obtained a complementary $100 million, 364-day syndicated bank credit facility. We reduced outstanding borrowings $5 million in November 2000 and expect that available cash resources will be used to further reduce borrowings in 2001.

During the three years ended December 31, 2000, stockholders' equity more than doubled, increasing from $487 million to $991 million. Stockholders' equity at December 31, 2000 includes $33 million of unrealized security holding gains (after provision for income taxes) on investments and $52 million which is restricted as to use under various regulations and agreements arising in the ordinary course of business. Net liquid assets of about $250 million were available at the beginning of 2001.

Operating activities provided net cash inflows of $323 million in 2000 as net income increased $30 million from the prior year. Comparatively, 1999 provided net operating cash inflows of $297 million. Net cash expended in investing activities increased $743 million from 1999 to $861 million. Expenditures in 2000 included $783 million for the acquisition of Robert Fleming's interest in Rowe Price-Fleming and $86 million for additions to property and equipment, more than half of which was for completing our building projects and outfitting the new space. Cash provided from financing activities was $260 million in 2000. This compares with cash used in financing activities of $104 million in 1999. Net bank borrowings used to partially fund the Rowe Price-Fleming acquisition provided cash of $295 million in 2000. There were no repurchases of common stock in 2000 compared with $67 million used to repurchase shares in 1999. Dividends paid to common stockholders were $63 million, $15 million higher than 1999 as the per-share dividend was again increased.

Anticipated property and equipment acquisitions in 2001 are approximately $57 million, including completion of the international infrastructure to support the operations of T. Rowe Price International. These capital expenditures are expected to be funded from operating cash inflows.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We invest in our sponsored mutual funds, which are market risk sensitive financial instruments held for purposes other than trading; we do not invest in derivative financial or commodity instruments. Mutual fund investments have inherent market risk in the form of equity price risk; that is, the potential future loss of value that would result from a decline in the fair values of the mutual fund shares. Each fund and its underlying net assets are also subject to market risk which may arise from changes in equity prices, credit ratings, foreign currency exchange rates, and interest rates.

The following table (in thousands of dollars) presents the equity price risk from investments in sponsored mutual funds by assuming a hypothetical decline in the fair values of mutual fund shares. This potential future loss of value reflects the valuation of mutual fund investments at year end using each fund's lowest fair value per share during the prior twelve months. In considering this presentation, it is important to note that: all funds did not experience their lowest fair value per share on the same day; it is likely that the composition of the mutual fund investment portfolio would be changed if adverse market conditions persisted; and we could experience future losses in excess of those presented below.

                 Fair value at           Potential
                 December 31,    % of      lower     % of    Potential loss
                     2000      Portfolio   value   Portfolio    of value
                 _____________ _________ _________ _________ ______________
Stock funds
 Domestic          $135,255       71     $120,179      70     $15,076   11%
 International       33,012       17       31,666      18       1,346    4
                   ________      ___     ________     ___     _______
 Total              168,267       88      151,845      88      16,422   10
Blended funds        12,175        7       11,595       7         580    5
Bond funds            9,964        5        9,700       5         264    3
                   ________      ___     ________     ___     _______
                   $190,406      100     $173,140     100
                   ________      ___     ________     ___
                   ________      ___     ________     ___

Potential loss before income taxes attributable to
 accumulated comprehensive income                             $17,266    9
                                                              _______
                                                              _______

The comparable potential loss of value shown in last year's annual report was $39 million on sponsored mutual fund investments of $234 million at the end of 1999. During 2000, we incurred net unrealized losses of $19 million in the value of our mutual fund investments. We last recognized a net loss in the value of our fund holdings in 1994.

Investments in mutual funds generally moderate market risk because funds, by their nature, invest in a number of different financial instruments. T. Rowe Price further manages its exposure to market risk by diversifying its investments among many domestic and international funds. In addition, investment holdings may be altered from time-to-time, in response to changes in market risks and other factors, as deemed appropriate by management.

In evaluating market risk, it is also important to consider the risk that the value of managed investment portfolios will decline. Because revenues and net income are based primarily on the value of assets under management, declines of financial market values will negatively impact revenues and net income.

The U.S. dollar strengthened against the Japanese yen in 2000, and an exchange rate gain was recognized on the yen borrowing that reversed much of the loss recognized in 1999. In evaluating exchange rate sensitivity, a loss of nearly $2 million would be recognized if the yen strengthened 10% from December 31, 2000. Other foreign currency denominated assets and liabilities are not material.

FORWARD-LOOKING INFORMATION.

From time-to-time, information or statements provided by or on behalf of T. Rowe Price, including those within this Annual Report on Form 10-K, may contain certain "forward-looking information," including information relating to anticipated growth in our revenues or earnings, anticipated changes in the amount and composition of assets under management, our anticipated expense levels, and our expectations regarding financial markets and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information as a result of various factors, including but not limited to those discussed below. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

Our future revenues will fluctuate due to many factors, including the total value and composition of assets under our management and related cash inflows or outflows in the T. Rowe Price mutual funds and other managed investment portfolios; fluctuations in worldwide financial markets, including those in emerging countries, resulting in appreciation or depreciation of assets under our management; the relative investment performance of the Price mutual funds and other managed investment portfolios as compared to competing offerings and market indices; the extent to which we earn performance-based investment advisory fees; the expense ratios of the Price mutual funds; investor sentiment and investor confidence; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; our introduction of new mutual funds and investment portfolios; our ability to contract with the Price mutual funds for payment for investment advisory-related administrative services provided to the funds and their shareholders; the continuation of trends in the retirement plan marketplace favoring defined contribution plans and participant-directed investments; the amount and timing of income recognized on our venture capital and other investments; and our success in implementing our strategy to significantly expand our international business. Our revenues are substantially dependent on fees earned under contracts with the Price funds and could be adversely affected if the independent directors of one or more of the Price funds determined to terminate or significantly alter the terms of the investment management or related administrative services agreements.

Our future operating results are also dependent upon the level of our operating expenses, which are subject to fluctuation for the following or other reasons: changes in the level of advertising expenses in response to market conditions, expansion of marketing efforts both within the U.S. and internationally, or other factors; variations in the level of compensation expense due to, among other things, performance-based bonuses, changes in our employee count and mix, and competitive factors; changes in expense levels resulting from our acquisition of the minority interests in Rowe Price-Fleming International, including goodwill charges and interest expense, and from differences in the manner in which we provide support for our international investment advisory services; expenses and capital costs, such as technology assets, depreciation, amortization and research and development, incurred to maintain and enhance our administrative and operating services infrastructure, including Internet capabilities; unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and disruptions of services, including those provided by third parties such as communications, power, and the mutual fund transfer agent system.

Our business is also subject to substantial governmental regulation, and changes in legal, regulatory, accounting, tax, and compliance requirements may have a substantial effect on our operations and results, including but not limited to effects on costs we incur and effects on investor interest in mutual funds and investing in general or in particular classes of mutual funds or other investments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                                                                 Page
Index to Financial Statements:
 Report of Independent Accountants                               24
 Consolidated Balance Sheets at December 31, 1999 and 2000       25
 Consolidated Statements of Income for each of the
  three years in the period ended December 31, 2000              26
 Consolidated Statements of Cash Flows for each of the
  three years in the period ended December 31, 2000              27
 Consolidated Statements of Stockholders' Equity for
  each of the three years in the period ended December 31, 2000  28
 Summary of Significant Accounting Policies                      30
 Notes to Consolidated Financial Statements
  including Supplementary Quarterly Financial Data               32

                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of T. Rowe Price Group, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of T. Rowe Price Group, Inc. and its subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
January 23, 2001

                        CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                       ____________________
                                                         1999       2000
                                                       ________  __________
                                                         (in thousands)
ASSETS
Cash and cash equivalents (Note 1)                     $358,472  $   80,526
Accounts receivable (Note 7)                            121,637     131,041
Investments in sponsored mutual funds (Note 1)          233,924     190,406
Other investments (Notes 2 and 9)                        44,986      59,801
Property and equipment (Note 3)                         210,302     255,660
Goodwill (Note 4)                                         2,474     694,985
Other assets (Note 8)                                    26,244      57,040
                                                       ________  __________
                                                       $998,039  $1,469,459
                                                       ________  __________
                                                       ________  __________


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Accounts payable and accrued expenses                $ 37,712  $   56,877
  Accrued compensation and related costs                 64,774      66,356
  Income taxes payable (Note 5)                          31,819      13,220
  Dividends payable                                      15,614      18,366
  Customer deposits at savings bank subsidiary               --      10,932
  Debt and accrued interest (Note 8)                     17,716     312,277
  Minority interests in consolidated subsidiaries        60,220         366
                                                       ________  __________
      Total liabilities                                 227,855     478,394
                                                       ________  __________

Commitments and contingent liabilities (Note 9)

Stockholders' equity (Notes 6 and 9)
  Preferred stock, undesignated, $.20 par value -
   authorized and unissued 20,000,000 shares                 --          --
  Common stock, $.20 par value - authorized
   500,000,000 shares; issued 120,107,818 shares
   in 1999 and 122,439,232 shares in 2000                24,022      24,488
  Capital in excess of par value                         48,057      80,855
  Retained earnings                                     649,378     852,775
  Accumulated other comprehensive income                 48,727      32,947
                                                       ________  __________
      Total stockholders' equity                        770,184     991,065
                                                       ________  __________
                                                       $998,039  $1,469,459
                                                       ________  __________
                                                       ________  __________







The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF INCOME

                                                  Year ended December 31,
                                              ______________________________
                                                1998      1999       2000
                                              ________ __________ __________
                                                 (in thousands, except
                                                  per-share amounts)
Revenues (Notes 1, 7 and 8)
  Investment advisory fees                    $684,296 $  801,579 $  916,358
  Administrative fees                          173,321    197,297    236,879
  Investment and other income                   28,525     37,503     59,090
                                              ________ __________ __________
                                               886,142  1,036,379  1,212,327
                                              ________ __________ __________

Expenses
  Compensation and related
   costs (Notes 3, 6 and 9)                    304,376    329,385    380,636
  Advertising and promotion                     73,044     74,140     88,215
  Occupancy and equipment (Note 9)              83,374     94,008    110,133
  International investment research fees        48,066     53,734     36,665
  Goodwill amortization (Note 4)                   745        745     11,879
  Interest expense (Note 8)                         --        174      9,721
  Other operating expenses                      63,723     69,423    116,886
                                              ________ __________ __________
                                               573,328    621,609    754,135
                                              ________ __________ __________

Income before income taxes and
 minority interests                            312,814    414,770    458,192
Provision for income taxes (Note 5)            118,676    155,166    174,818
                                              ________ __________ __________
Income from consolidated companies             194,138    259,604    283,374
Minority interests in
 consolidated subsidiaries                      19,998     20,200     14,345
                                              ________ __________ __________
Net income                                    $174,140 $  239,404 $  269,029
                                              ________ __________ __________
                                              ________ __________ __________

Earnings per share
  Basic                                       $   1.46 $     1.99 $     2.22
                                              ________ __________ __________
                                              ________ __________ __________
  Diluted                                     $   1.34 $     1.85 $     2.08
                                              ________ __________ __________
                                              ________ __________ __________













The accompanying notes are an integral part of the consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year ended December 31,
                                              ______________________________
                                                1998       1999       2000
                                              ________   ________   ________
                                                      (in thousands)
Cash flows from operating activities
  Net income                                  $174,140   $239,404   $269,029
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Depreciation and amortization of
     property and equipment                     32,615     32,628     41,813
    Minority interests in consolidated
     subsidiaries                               19,998     20,200     14,345
    Amortization of goodwill                       745        745     11,879
    Change in accounts receivable              (13,865)   (20,860)    (8,593)
    Change in accounts payable and accrued
     liabilities                                26,236     26,701      3,921
    Other changes in assets and liabilities     (7,894)    (1,881)    (9,659)
                                              ________   ________   ________
  Net cash provided by operating activities    231,975    296,937    322,735
                                              ________   ________   ________

Cash flows from investing activities
  Acquisition of minority interests in
   Rowe Price-Fleming International                 --         --   (783,194)
  Investments in sponsored mutual funds        (32,538)   (16,059)   (42,576)
  Dispositions of sponsored mutual funds        21,708      1,287     67,068
  Other investments                             (3,119)   (35,888)   (18,808)
  Distributions from other investments           2,934      9,926      2,036
  Additions to property and equipment          (56,558)   (77,417)   (85,612)
                                              ________   ________   ________
  Net cash used in investing activities        (67,573)  (118,151)  (861,086)
                                              ________   ________   ________

Cash flows from financing activities
  Purchases of stock                           (36,424)   (67,418)        --
  Receipts relating to stock issuances          12,901      9,967     19,279
  Proceeds of bank borrowing                        --     15,019    300,000
  Principal repayment                               --         --     (5,000)
  Dividends paid to stockholders               (40,406)   (48,241)   (62,880)
  Savings bank subsidiary deposits                  --         --     10,932
  Distributions to minority interests          (17,044)   (13,479)        --
  Other activities                                  --         --     (1,926)
                                              ________   ________   ________
  Net cash provided by (used in)
   financing activities                        (80,973)  (104,152)   260,405
                                              ________   ________   ________

Cash and cash equivalents
  Net increase (decrease) during year           83,429     74,634   (277,946)
  At beginning of year                         200,409    283,838    358,472
                                              ________   ________   ________
  At end of year                              $283,838   $358,472   $ 80,526
                                              ________   ________   ________
                                              ________   ________   ________


The accompanying notes are an integral part of the consolidated financial statements.

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                           Accumu-
                                       Capital               lated
                               Common       in               other     Total
                                stock   excess             compre-    stock-
                                - par   of par  Retained   hensive  holders'
                                value    value  earnings    income    equity
                              _______  _______  ________   _______  ________
                                             (in thousands)
Balance at December 31, 1997,
 59,097,705 common shares     $11,819  $30,707  $415,279   $28,868  $486,673
Comprehensive income
 Net income                                      174,140
 Change in unrealized
  security holding gains,
  net of taxes                                               2,695
 Total comprehensive income                                          176,835
2,711,273 common shares
 issued under stock-based
 compensation plans               543   29,056                        29,599
59,594,288 common shares
 issued in 2-for-1 split       11,919  (11,919)                           --
1,220,000 common shares
 purchased                       (244)  (6,771)  (29,409)            (36,424)
Dividends declared                               (42,379)            (42,379)
                              _______  _______  ________   _______  ________
Balance at December 31, 1998,
 120,183,266 common shares     24,037   41,073   517,631    31,563   614,304
Comprehensive income
 Net income                                      239,404
 Change in unrealized
  security holding gains,
  net of taxes                                              17,164
 Total comprehensive income                                          256,568
2,141,042 common shares
 issued under stock-based
 compensation plans               428   18,145                        18,573
2,216,490 common shares
 purchased                       (443) (11,161)  (55,814)            (67,418)
Dividends declared                               (51,843)            (51,843)
                              _______  _______  ________   _______  ________
Balance at December 31, 1999,
 120,107,818 common shares    $24,022  $48,057  $649,378   $48,727  $770,184


                          Continued on next page.





The accompanying notes are an integral part of the consolidated financial statements.

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                           Accumu-
                                       Capital               lated
                              Common        in               other     Total
                               stock    excess             compre-    stock-
                               - par    of par  Retained   hensive  holders'
                               value     value  earnings    income    equity
                             _______   _______  ________   _______  ________
                                             (in thousands)

                        Continued from prior page.

Balance at December 31, 1999,
 120,107,818 common shares   $24,022   $48,057  $649,378   $48,727  $770,184
Comprehensive income
 Net income                                      269,029
 Change in unrealized
  security holding gains,
  net of taxes                                             (15,780)
 Total comprehensive income                                          253,249
2,331,414 common shares
 issued under stock-based
 compensation plans              466    32,798                        33,264
Dividends declared                               (65,632)            (65,632)
                              _______  _______  ________   _______  ________
Balance at December 31, 2000,
 122,439,232 common shares    $24,488  $80,855  $852,775   $32,947  $991,065
                              _______  _______  ________   _______  ________
                              _______  _______  ________   _______  ________























The accompanying notes are an integral part of the consolidated financial statements.

                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

T. Rowe Price Group derives its consolidated revenues and net income primarily from investment advisory services that its subsidiaries provide to individual and institutional investors in the sponsored T. Rowe Price mutual funds and other investment portfolios. We also provide our investment advisory clients with related administrative services, including mutual fund transfer agent, accounting and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; discount brokerage; and trust services. The investors that we serve are primarily domiciled in the United States.

Investment advisory revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations.

On June 30, 2000, our stockholders approved the one-for-one exchange of their shares of outstanding T. Rowe Price Associates common stock for that of our newly-organized holding company, T. Rowe Price Group. As the result of the share exchange on December 28, 2000, Price Group became the sole owner of Price Associates and Price Associates' former stockholders became the stockholders of Price Group. The exchange was accounted for similar to a pooling-of-interests transaction and Price Group succeeded to the obligation for periodic public reporting.

BASIS OF PREPARATION.
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the use of estimates made by our management. They include the accounts of all subsidiaries in which we have a majority or controlling interest. All material intercompany accounts and transactions are eliminated in consolidation.

CASH EQUIVALENTS.
Cash equivalents consist of short-term, highly liquid investments in sponsored money market mutual funds and overnight commercial paper. The cost of these investments is equivalent to fair value.

INVESTMENTS IN SPONSORED MUTUAL FUNDS.
Investments in sponsored mutual funds are classified as available-for-sale and are reported at fair value. Unrealized security holding gains are recognized in comprehensive income.

CONCENTRATIONS OF RISK.
Concentration of credit risk in accounts receivable is believed to be minimal in that clients have substantial assets including those in the investment portfolios that we manage.

Our investments in sponsored mutual funds expose us to market risk in the form of equity price risk; that is, the potential future loss of value that would result from a decline in the fair values of the mutual funds. Each fund and its underlying net assets are also subject to market risk which may arise from changes in equity prices, credit ratings, foreign currency exchange rates, and interest rates.

PROPERTY AND EQUIPMENT.
Property and equipment is stated at cost net of accumulated depreciation and amortization computed using the straight-line method. Provisions for depreciation and amortization are based on the following weighted average estimated useful lives: computer and communications software and equipment, 3 to 4 years; furniture and other equipment, 5 years; buildings, 33 years; leasehold improvements, 9 years; and leased land, 99 years.

REVENUE RECOGNITION.
Fees for investment advisory services and related administrative services that we provide to investment advisory clients are recognized when earned.

ADVERTISING.
Costs of advertising are expensed the first time that the advertising takes place.

INTERNATIONAL INVESTMENT RESEARCH FEES.
International investment research and support was provided by affiliates of Robert Fleming Holdings until our acquisition of their interests in Rowe Price-Fleming International on August 8, 2000. Fees that we paid for these services were based on international assets under management.

EARNINGS PER SHARE.
Basic earnings per share excludes the dilutive effect of outstanding stock options and is computed by dividing net income by the weighted average common shares outstanding of 119,134,000 in 1998, 120,599,000 in 1999, and
121,196,000 in 2000. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options were exercised. It is computed by increasing the denominator of the basic calculation by potential dilutive common shares, determined using the treasury stock method, of 10,818,000 in 1998, 8,564,000 in 1999, and 8,452,000 in 2000.

COMPREHENSIVE INCOME.
Total comprehensive income is reported in our consolidated statements of stockholders' equity and includes net income and unrealized security holding gains, net of income taxes and any minority interests.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INVESTMENTS IN SPONSORED MUTUAL FUNDS.

Cash equivalents comprising investments in our sponsored money market mutual funds aggregate $354,418,000 at December 31, 1999 and $70,597,000 at December 31, 2000. Investments in our other sponsored mutual funds (in thousands) at December 31 include:

                                                      Aggregate
                           Aggregate    Unrealized       fair
                             cost      holding gains     value
                           _________   _____________  _________

         1999
         ___________
         Stock funds
          Domestic          $ 82,214      $51,727      $133,941
          International       21,685       19,351        41,036
                            ________      _______      ________
          Total              103,899       71,078       174,977
         Blended funds        14,994        5,394        20,388
         Bond funds           38,165          394        38,559
                            ________      _______      ________
                            $157,058      $76,866      $233,924
                            ________      _______      ________
                            ________      _______      ________

         2000
         ___________
         Stock funds
          Domestic          $ 95,292      $39,963      $135,255
          International       26,377        6,635        33,012
                            ________      _______      ________
          Total              121,669       46,598       168,267
         Blended funds         8,684        3,491        12,175
         Bond funds            9,630          334         9,964
                            ________      _______      ________
                            $139,983      $50,423      $190,406
                            ________      _______      ________
                            ________      _______      ________

The following table reconciles our unrealized holding gains on investments in sponsored mutual funds (in thousands) to that recognized in comprehensive income.

                               1998         1999          2000
                             _______      _______     _________

Unrealized holding gains
 (losses) during the year    $ 8,355      $26,237      $(19,027)
Less gains (losses)
 realized in net income        4,840       (1,567)        7,417
                             _______      _______      ________
                               3,515       27,804       (26,444)
Deferred taxes                  (946)      (9,808)        9,365
                             _______      _______      ________
                               2,569       17,996       (17,079)
Minority interests               126         (832)        1,124
                             _______      _______      ________
Unrealized holding gains
 (losses) recognized in
 comprehensive income        $ 2,695      $17,164      $(15,955)
                             _______      _______      ________
                             _______      _______      ________

Dividends earned on investments in sponsored mutual funds, including money market mutual funds, aggregate $20,878,000 in 1998, $32,941,000 in 1999, and $35,157,000 in 2000.

NOTE 2 - OTHER INVESTMENTS.

Other investments (in thousands) at December 31 consists of:

                                                          1999        2000
                                                        ________    ________

Cost method investments, including a 10% interest
 in Daiwa SB Investments (Japan) of $15,019,000         $ 18,153    $ 18,001
Equity method investments, primarily sponsored
 partnerships                                             14,554      13,240
Fair value investments
 Debt securities held by savings bank subsidiary
  as available for sale                                       --      16,398
 Income notes of sponsored collateralized bond
  obligation due 2012, including accrued interest         12,248      12,148
 Common stocks held pending disposition                       31          14
                                                        ________    ________
                                                        $ 44,986    $ 59,801
                                                        ________    ________
                                                        ________    ________

The debt securities held by our savings bank subsidiary include $290,000 of unrealized gains. These gains, net of deferred taxes of $115,000, are included in comprehensive income.

NOTE 3 - PROPERTY AND EQUIPMENT.

Property and equipment (in thousands) at December 31 consists of:

                                                          1999        2000
                                                        ________    ________

Computer and communications software and equipment      $107,442    $138,635
Buildings and leasehold improvements                     133,842     160,520
Furniture and other equipment                             44,189      56,765
Land owned and leased                                     21,503      21,503
                                                        ________    ________
                                                         306,976     377,423
Accumulated depreciation and amortization                (96,674)   (121,763)
                                                        ________    ________
                                                        $210,302    $255,660
                                                        ________    ________
                                                        ________    ________

On January 1, 1999, we prospectively adopted a new accounting principle requiring the capitalization and subsequent amortization of certain costs of computer software developed for internal use. Accordingly, compensation and related costs totaling $4,555,000 in 1999 and $10,690,000 in 2000 were capitalized.

NOTE 4 - GOODWILL.

On April 11, 2000, we entered into an agreement with Robert Fleming Holdings to purchase its 50% non-controlling interest in our consolidated subsidiary,

Rowe Price-Fleming International. On August 8, 2000, we completed the purchase of Robert Fleming's interest for $780 million. Investment banking and legal fees incurred were $3.2 million. Immediately after completing this transaction, we changed the name of Rowe Price-Fleming to T. Rowe Price International. This purchase transaction resulted in goodwill of $704.4 million which is being amortized on a straight line basis over 25 years. Goodwill of $7,937,000 arising from a 1992 acquisition is being amortized over eleven years using the straight-line method. Accumulated amortization of all goodwill aggregates $5,463,000 at December 31, 1999 and $17,342,000 at December 31, 2000.

NOTE 5 - INCOME TAXES.

The provision for income taxes (in thousands) consists of:

                                                1998       1999       2000
                                              ________   ________   ________
Current income taxes
 Federal and foreign                          $104,376   $144,754   $150,431
 State and local                                13,562     16,046     16,283
Deferred income taxes (tax benefits)               738     (5,634)     8,104
                                              ________   ________   ________
                                              $118,676   $155,166   $174,818
                                              ________   ________   ________
                                              ________   ________   ________

Deferred income taxes arise from temporary differences between taxable income for financial statement and income tax return purposes. Significant temporary differences related to amortization and depreciation of property and equipment resulted in deferred income taxes of $4,158,000 in 2000. Deferred tax benefits arising from significant temporary differences include $3,122,000 in 1999 related to investment income.

The net deferred tax liability of $11,238,000 included in income taxes payable at December 31, 2000 consists of total deferred tax liabilities of $21,867,000 and total deferred tax assets of $10,629,000. Deferred tax liabilities include $17,763,000 arising from unrealized holding gains on available-for-sale securities. Deferred tax assets include $7,691,000 arising from accrued compensation.

The net deferred tax liability of $17,430,000 included in income taxes payable at December 31, 1999 consists of total deferred tax liabilities of $31,271,000 and total deferred tax assets of $13,841,000. Deferred tax liabilities include $27,013,000 arising from unrealized holding gains on available-for-sale securities. Deferred tax assets include $8,848,000 arising from accrued compensation.

Cash outflows from operating activities include income taxes paid of $114,322,000 in 1998, $132,253,000 in 1999, and $188,285,000 in 2000. The
additional income tax benefit that we realized from the tax deduction related to the exercise of our stock options resulted in the reduction of income taxes paid by $16,698,000 in 1998, $8,606,000 in 1999, and $13,985,000 in
2000.

The following table reconciles the statutory federal income tax rate to the effective income tax rate.

                                                   1998     1999      2000
                                                  ______   ______    ______

Statutory federal income tax rate                  35.0%    35.0%     35.0%
State income taxes, net of federal tax benefits     2.9      2.6       2.7
Other items                                           -      (.2)       .5
                                                  ______   ______    ______
Effective income tax rate                          37.9%    37.4%     38.2%
                                                  ______   ______    ______
                                                  ______   ______    ______

NOTE 6 - COMMON STOCK AND STOCK-BASED COMPENSATION PLANS.

SHARES AUTHORIZED AND ISSUED.

A two-for-one split of our common stock was effected at the close of business on April 30, 1998. All share and per-share data in these notes have been adjusted to give retroactive effect to the stock split.

At December 31, 2000, 31,835,208 shares of unissued common stock were reserved for the exercise of stock options. Additionally, 1,680,000 shares are reserved for issuance under a plan whereby substantially all employees may acquire common stock through payroll deductions at prevailing market prices.

The board of directors has authorized the future repurchase of up to 5,503,510 common shares at December 31, 2000.

DIVIDENDS.

Cash dividends declared per share were $.355 in 1998, $.43 in 1999, and $.54 in 2000.

FIXED STOCK OPTION PLANS.

Our six stock-based compensation plans (the 1986, 1990, 1993 and 1996 Stock Incentive Plans and the 1995 and 1998 Director Stock Option Plans) are accounted for using the intrinsic value based method. Under these plans, we have granted fixed stock options with a maximum term of ten years to employees and directors. Vesting of employee options is based solely on the individual continuing to render service and generally occurs over a 5-year graded schedule. The exercise price of each option granted is equivalent to the market price of the common stock at the date of grant. Accordingly, no compensation expense related to stock option grants has been recognized in the consolidated statements of income.

The following table summarizes the status of and changes in our stock option grants during the past three years.

                                Weighted-               Weighted-
                                 average                 average
                                exercise      Options   exercise
                      Options     price     exercisable   price
                    __________  _________   ___________ _________
Outstanding at
 beginning of 1998  23,118,424   $12.02      11,808,624    $7.18
Granted              3,528,883    35.68
Exercised           (3,491,738)    6.51
Forfeited             (515,000)   18.30
                    __________
Outstanding at
 end of 1998        22,640,569    16.41      12,479,069     9.91
Granted              3,470,325    31.02
Exercised           (2,294,013)    6.73
Forfeited             (159,400)   23.80
                    __________
Outstanding at
 end of 1999        23,657,481    19.45      14,014,481    13.04
Granted              4,914,085    38.90
Exercised           (2,513,694)   10.08
Forfeited             (456,000)   30.66
                    __________
Outstanding at
 end of 2000        25,601,872    23.90      14,910,572    16.25
                    __________
                    __________

Information regarding the exercise prices and lives of stock options outstanding at December 31, 2000 follows.

                                            Weighted-
                                             average
                                Weighted-   remaining              Weighted-
                                 average   contractual              average
    Range of                     exercise    life (in               exercise
 exercise prices   Outstanding    price       years)   Exercisable   price
 _______________   ___________  _________  ___________ ___________ _________
 $ 4.25 to 29.88    11,991,715   $ 11.23        4.2     11,341,915  $ 10.84
 $30.09 to 47.06    13,610,157     35.06        8.5      3,568,657    33.45
                    __________                          __________
                    25,601,872     23.90        6.5     14,910,572    16.25
                    __________                          __________
                    __________                          __________

Accounting principles require us to make the following disclosures as if the fair value based method of accounting had been applied to our stock option grants after 1994. The weighted-average grant-date fair value of each option awarded is estimated to be $9.88 in 1998, $9.86 in 1999, and $13.45 in 2000 using the Black-Scholes option-pricing model and the following assumptions: dividend yields of 1.4% in 1998 and 1.3% in 1999 and 2000; expected volatility of 30% in 1998, 31% in 1999, and 35% in 2000; risk-free interest rates of 4.5% in 1998, 5.9% in 1999, and 5.6% in 2000; and expected lives of
4.4 years in 1998, 4.7 years in 1999, and 4.8 years in 2000. Had compensation costs been determined including these fair value estimates, pro forma net income would be $161,723,000 in 1998, $219,185,000 in 1999, and
$248,040,000 in 2000. Pro forma basic earnings per share would be $1.36 in 1998, $1.82 in 1999, and $2.05 in 2000. Pro forma diluted earnings per share would be $1.25 in 1998, $1.70 in 1999, and $1.92 in 2000.

NOTE 7 - INFORMATION ABOUT REVENUES AND SERVICES.

Revenues (in thousands) from advisory services provided under agreements with sponsored mutual funds and other investment clients include:

                                            1998       1999       2000
                                          ________   ________   ________
Sponsored mutual funds
 Stock and blended
  Domestic                                $296,389   $358,226   $427,693
  International                            115,914    121,294    142,440
 Bond and money market                      92,360     97,931     93,020
                                          ________   ________   ________
                                           504,663    577,451    663,153
Other portfolios                           179,633    224,128    253,205
                                          ________   ________   ________
Total investment advisory fees            $684,296   $801,579   $916,358
                                          ________   ________   ________
                                          ________   ________   ________

The following table summarizes the various investment portfolios and assets under management (in billions) on which advisory fees are earned.

                                   Average during         December 31,
                              ________________________   _______________
                               1998     1999     2000     1999     2000
                              ______   ______   ______   ______   ______
Sponsored mutual funds
 Stock and blended
  Domestic                    $ 50.9   $ 61.6   $ 72.5   $ 71.2   $ 68.0
  International                 16.3     17.0     19.7     21.4     16.3
 Bond and money market          20.8     22.2     21.7     21.9     22.0
                              ______   ______   ______   ______   ______
                                88.0    100.8    113.9    114.5    106.3
Other portfolios                48.6     56.7     63.7     65.4     60.4
                              ______   ______   ______   ______   ______
                              $136.6   $157.5   $177.6   $179.9   $166.7
                              ______   ______   ______   ______   ______
                              ______   ______   ______   ______   ______

Fees for advisory-related administrative services provided to the funds were $127,243,000 in 1998, $147,224,000 in 1999, and $178,226,000 in 2000.
Accounts receivable from the funds aggregate $68,390,000 and $70,537,000 at December 31, 1999 and 2000, respectively. All services to the sponsored mutual funds are provided under contracts which are subject to periodic review and approval by each of the funds' boards and, with respect to investment advisory contracts, also by the funds' shareholders.

NOTE 8 - DEBT.

In April 1999, we borrowed 1,809,500,000 yen ($15,019,000) from a bank under a promissory note due in installments of 180,950,000 yen in 2002 and 2003 and 1,447,600,000 yen in 2004. Interest is due quarterly at LIBOR for yen borrowings plus .95% and is fixed until April 2001 at 1.42%. Foreign currency transaction losses of $2,706,000 in 1999 and gains of $1,894,000 in 2000 arising from this borrowing are included in investment and other income.

To partially finance the acquisition of the Rowe Price-Fleming shares, we borrowed $300,000,000 in August 2000 under a $500,000,000 five-year syndicated bank credit facility for which The Chase Manhattan Bank serves as administrative agent. In November 2000, we made a $5,000,000 principal payment and reduced our borrowing to $295,000,000. Debt acquisition costs of $1,586,000 are included in other assets and are being amortized over five years. Interest on the debt floats at .35% over the Eurodollar base rate and was 7.1% at the end of 2000. On January 8, 2001, the borrowing rate was reset at 6.4% for one month. We also have a complementary $100,000,000 364-day syndicated bank credit facility under which there have been no borrowings. We pay annual commitment fees for our credit facilities of $862,000.

At December 31, 2000, we are in compliance with covenants contained in our credit agreements. Total interest expense on our outstanding debt, including amortization of debt issuance costs and credit facility commitment fees, was $9,512,000 in 2000.

NOTE 9 - OTHER DISCLOSURES.

We occupy certain office facilities and rent computer and other equipment under noncancelable operating leases. Related rental expense was $25,953,000 in 1998, $31,888,000 in 1999, and $30,752,000 in 2000. Future minimum rental payments under these leases aggregate $19,058,000 in 2001, $14,554,000 in 2002, $13,103,000 in 2003, $12,536,000 in 2004, $12,552,000 in 2005 and
$67,303,000 in later years.

At December 31, 2000, we had outstanding commitments to fund additional investments totaling $1,032,000.

Our consolidated stockholders' equity at December 31, 2000 includes $52,123,000 which is restricted as to use by various regulations and agreements arising in the ordinary course of our business.

From time to time, various claims against us arise in the ordinary course of business, including employment-related claims. In the opinion of management, after consultation with counsel, it is unlikely that any adverse determination in one or more pending claims would have a material adverse effect on our financial position or results of operations.

Expense for our two defined contribution retirement plans in the United States was $17,852,000 in 1998, $20,835,000 in 1999, and $22,263,000 in 2000.

NOTE 10 - SUPPLEMENTARY QUARTERLY FINANCIAL DATA (Unaudited).

                                                    Basic       Diluted
                                                  earnings     earnings
                                       Net           per          per
                       Revenues       income        share        share
                       ________      _______      ________     ________
                          (in thousands)
       1999
       ___________
       1st quarter     $245,826      $53,413         $.44        $.41
       2nd quarter      245,771       53,690          .44         .41
       3rd quarter      259,929       62,221          .51         .48
       4th quarter      284,853       70,080          .59         .55


       2000
       ___________
       1st quarter      316,331       75,034          .62         .58
       2nd quarter      300,682       69,339          .57         .54
       3rd quarter      303,704       69,183          .57         .53
       4th quarter      291,610       55,473          .45         .43

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. None.


PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required by this item regarding the identification of executive officers and certain significant employees is contained as a separate item at the end of Part I of this Form 10-K. The balance of the information required by this item regarding our directors and executive officers appears in the definitive proxy statement filed pursuant to Regulation 14A for the 2001 Annual Meeting of our stockholders and is incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by these items appears in the definitive proxy statement filed pursuant to Regulation 14A for the 2001 Annual Meeting of our stockholders and is incorporated by reference.


PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report.
  1. Financial Statements:  See index at Item 8 of Part II.
  2. Financial Statement Schedules:  None applicable.
  3. The following exhibits required by Item 601 of Regulation S-K are filed as part of this Form 10-K. Exhibits 10.06 through 10.11 are compensatory plans and arrangements.

        2.01   Agreement and Plan of Exchange as of April 30, 2000 between
               T. Rowe Price Associates, Inc. and T. Rowe Price Group, Inc. (Incorporated by reference from Form 424B3; Accession No. 0001113169-00-000003.)

        2.02 Form of Articles of Share Exchange between T. Rowe Price Associates, Inc. and T. Rowe Price Group, Inc. which was executed on December 14, 2000. (Incorporated by reference from Form 424B3; Accession No. 0001113169-00-000003.)

        2.03 Stock Purchase Agreement dated as of April 11, 2000 by and between Robert Fleming Holdings Limited and its wholly owned subsidiaries Jardine Fleming International Holdings Limited and Copthall Overseas Limited, T. Rowe Price Associates, Inc., and The Chase Manhattan Corporation. (Incorporated by reference from Form 10-Q Report for the quarterly period ended June 30, 2000; Accession No. 0000080255-00-000425.)

        3(i) Amended and Restated Charter of T. Rowe Price Group, Inc. as of March 9, 2001.

        3(ii) By-Laws of T. Rowe Price Group, Inc. as of June 30, 2000. (Incorporated by reference from Form 424B3; Accession No. 0001113169-00-000003.)

        4.01 $500,000,000 Five-Year Credit Agreement among T. Rowe Price Associates, Inc., the several lenders, and The Chase Manhattan Bank, as administrative agent. (Incorporated by reference from Form 10-Q Report for the quarterly period ended June 30, 2000; Accession No. 0000080255-00-000425.)

       10.01 Representative Investment Management Agreement with each of the T. Rowe Price mutual funds. (Incorporated by reference from Form N-1A/A; Accession No. 0001046404-97-000008.)

       10.02 Transfer Agency and Service Agreement dated as of January 1, 2000 between each of the T. Rowe Price mutual funds and T. Rowe Price Services, Inc. (Incorporated by reference from Form 485BPOS; Accession No. 0001012968-00-000024.)

       10.03 Agreement dated January 1, 2000, as amended February 9, 2000, between T. Rowe Price Retirement Plan Services, Inc. and each of the T. Rowe Price taxable mutual funds. (Incorporated by reference from Form 485BPOS; Accession No. 0001012968-00-000024.)

       10.04 Representative Underwriting Agreement between each of the T. Rowe Price mutual funds and T. Rowe Price Investment Services, Inc. (Incorporated by reference from Form 485APOS; Accession No. 0000775688-00-000003.)

       10.05 Amended, Restated, and Consolidated Office Lease dated as of May 22, 1997 between 100 East Pratt Street Limited
               Partnership and T. Rowe Price Associates, Inc. (Incorporated by reference from Form 10-K for 1997; Accession No. 0000080255-98-000358.)

       10.06 1990 Stock Incentive Plan. (Incorporated by reference from Form S-8 Registration Statement [File No. 33-37573].)

       10.07 1993 Stock Incentive Plan. (Incorporated by reference from Form S-8 Registration Statement [File No. 33-72568].)

       10.08 1995 Director Stock Option Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0000933259-95-000009.)

       10.09 1996 Stock Incentive Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0001006199-96-000031.)

       10.10 1998 Director Stock Option Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0000080255-98-000355.)

       10.11 Executive Incentive Compensation Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0000933259-95-000009.)

       21      Subsidiaries of T. Rowe Price Group, Inc.

       23      Consent of Independent Accountants,
               PricewaterhouseCoopers LLP.

(b) Reports on Form 8-K: On December 29, 2000, we filed a report disclosing the completion of our reorganization into a holding company structure through a share exchange on December 28, 2000. (Form 8-K12G3; Accession No. 0000950109-00-005100).

SIGNATURES.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2001.

T. Rowe Price Group, Inc.
By:  /s/ George A. Roche, Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2001.

/s/ George A. Roche, Chairman and Director, President, and
     Principal Financial Officer
/s/ James S. Riepe, Vice Chairman and Director
/s/ M. David Testa, Vice Chairman and Director
/s/ Edward C. Bernard, Director
/s/ James E. Halbkat, Jr., Director
/s/ Donald B. Hebb, Jr., Director
/s/ Henry H. Hopkins, Director
/s/ James A.C. Kennedy, Director
/s/ John H. Laporte, Director
/s/ Richard L. Menschel, Director
/s/ William T. Reynolds, Director
/s/ Brian C. Rogers, Director
/s/ Robert L. Strickland, Director
/s/ Martin G. Wade, Director
/s/ Anne Marie Whittemore, Director
/s/ Joseph P. Croteau, Treasurer and Principal Accounting Officer