Form 10-Q
period 2001-03-31
PRICE T ROWE GROUP INC
filed 2001-04-24
CIK 1113169

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: MARCH 31, 2001.

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

Indicate the number of shares outstanding of the issuer's common stock ($.20 par value), as of the latest practicable date. 123,016,539 SHARES AT APRIL 20, 2001.

Exhibit index is at Item 6(a) on pages 14-15.

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                           12/31/00       03/31/01
                                                          ----------     ----------
ASSETS
Cash and cash equivalents                                 $   80,526     $  150,278
Accounts receivable                                          131,041        127,121
Investments in sponsored mutual funds                        190,406        144,724
Other investments                                             59,801         63,474
Property and equipment                                       255,660        262,044
Goodwill                                                     694,985        687,755
Other assets                                                  57,040         23,049
                                                          ----------     ----------
                                                          $1,469,459     $1,458,445
                                                          ==========     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Accounts payable and accrued expenses                 $   56,877     $   56,565
    Accrued compensation and related costs                    66,356         44,140
    Income taxes payable                                      13,220         29,751
    Dividends payable                                         18,366         18,452
    Customer deposits at savings bank subsidiary              10,932         14,185
    Debt and accrued interest                                312,277        290,419
    Minority interests in consolidated subsidiaries              366             --
                                                          ----------     ----------
        Total liabilities                                    478,394        453,512
                                                          ----------     ----------

Commitments and contingent liabilities

Stockholders' equity
    Preferred stock, undesignated, $.20 par value -
     authorized and unissued 20,000,000 shares                    --             --
    Common stock, $.20 par value - authorized
     500,000,000 shares; issued 122,439,232 shares in
     2000 and 123,019,039 shares in 2001                      24,488         24,604
    Capital in excess of par value                            80,855         82,762
    Retained earnings                                        852,775        883,631
    Accumulated other comprehensive income                    32,947         13,936
                                                          ----------     ----------
        Total stockholders' equity                           991,065      1,004,933
                                                          ----------     ----------
                                                          $1,469,459     $1,458,445
                                                          ==========     ==========




See the accompanying notes to the condensed consolidated financial statements.

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per-share amounts)


                                                             Three months ended
                                                             ------------------
                                                           03/31/00      03/31/01
                                                          ---------     ---------
Revenues
  Investment advisory fees                                $ 234,161     $ 200,827
  Administrative fees                                        60,847        62,263
  Investment and other income                                21,323        17,392
                                                          ---------     ---------
                                                            316,331       280,482
                                                          ---------     ---------

Expenses
  Compensation and related costs                             92,967       104,643
  Advertising and promotion                                  25,110        21,527
  Occupancy and equipment                                    25,906        30,758
  International investment research fees                     16,014            --
  Goodwill amortization                                         186         7,230
  Interest expense                                               61         4,922
  Other operating expenses                                   25,296        28,954
                                                          ---------     ---------
                                                            185,540       198,034
                                                          ---------     ---------

Income before income taxes and minority interests           130,791        82,448
Provision for income taxes                                   49,204        33,497
                                                          ---------     ---------
Income from consolidated companies                           81,587        48,951
Minority interests in consolidated subsidiaries               6,553          (357)
                                                          ---------     ---------
Net income                                                $  75,034     $  49,308
                                                          =========     =========

Basic earnings per share                                  $     .62     $     .40
                                                          =========     =========
Diluted earnings per share                                $     .58     $     .38
                                                          =========     =========

Dividends declared per share                              $     .13     $     .15
                                                          =========     =========

Weighted average shares outstanding                         120,419       122,751
                                                          =========     =========
Weighted average shares outstanding assuming dilution       128,399       129,476
                                                          =========     =========




See the accompanying notes to the condensed consolidated financial statements.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                           Three months ended
                                                           ------------------
                                                         03/31/00       03/31/01
                                                        ---------      ---------
Cash flows from operating activities
  Net income                                            $  75,034      $  49,308
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation and amortization of property
         and equipment                                      9,474         12,156
    Minority interests in consolidated subsidiaries         6,553           (357)
    Amortization of goodwill                                  186          7,230
    Other changes in assets and liabilities                13,448         40,514
                                                        ---------      ---------
  Net cash provided by operating activities               104,695        108,851
                                                        ---------      ---------

Cash flows from investing activities
  Investments in sponsored mutual funds                    (4,654)          (409)
  Dispositions of sponsored mutual funds                       --         23,477
  Other investments                                          (380)        (7,627)
  Dispositions of other investments                         9,928          4,172
  Additions to property and equipment                     (18,040)       (23,093)
                                                        ---------      ---------
  Net cash used in investing activities                   (13,146)        (3,480)
                                                        ---------      ---------

Cash flows from financing activities
  Purchases of stock                                           --         (6,000)
  Receipts relating to stock issuances                      4,028          5,494
  Debt principal repayments                                    --        (20,000)
  Dividends paid to stockholders                          (15,614)       (18,366)
  Savings bank subsidiary deposits                             --          3,253
                                                        ---------      ---------
  Net cash used in financing activities                   (11,586)       (35,619)
                                                        ---------      ---------

Cash and cash equivalents
  Net increase during period                               79,963         69,752
  At beginning of year                                    358,472         80,526
                                                        ---------      ---------
  At end of period                                      $ 438,435      $ 150,278
                                                        =========      =========




See the accompanying notes to the condensed consolidated financial statements.

       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)

                                                                                  Accumu-
                                                  Capital                          lated
                                   Common           in                             other         Total
                                   stock          excess                          compre-        stock-
                                   - par          of par         Retained         hensive       holders'
                                   value           value         earnings         income         equity
                                ----------      ----------      ----------      ----------     ----------
Balance at end of 2000,
 122,439,232 common shares      $   24,488      $   80,855      $  852,775      $   32,947     $  991,065
Comprehensive income
 Net income                                                         49,308
 Change in unrealized
  security holding gains                                                           (19,011)
 Total comprehensive income                                                                        30,297
759,807 common shares
 issued under stock-based
 compensation plans                    152           7,871                                          8,023
180,000 common shares
 repurchased                           (36)         (5,964)                                        (6,000)
Dividends declared                                                 (18,452)                       (18,452)
                                ----------      ----------      ----------      ----------     ----------
Balance at March 31, 2001,
 123,019,039 common shares      $   24,604      $   82,762      $  883,631      $   13,936     $1,004,933
                                ==========      ==========      ==========      ==========     ==========




See the accompanying notes to the condensed consolidated financial statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY AND BASIS OF PREPARATION.

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

These unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of our results for the interim periods presented. All such adjustments are of a normal recurring nature.

The unaudited interim financial information contained in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2000 Annual Report. Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

NOTE 2 - INFORMATION ABOUT REVENUES AND SERVICES.

Our revenues (in thousands) from advisory services provided under agreements with our sponsored mutual funds and other investment clients for the three months ended March 31 were:

                                                        2000              2001
                                                      --------          --------
Sponsored mutual funds
 Stock and blended
  Domestic                                            $104,373          $ 95,131
  International                                         38,999            27,726
 Bond and money market                                  23,425            23,526
                                                      --------          --------
                                                       166,797           146,383
Other portfolios                                        67,364            54,444
                                                      --------          --------
Total investment advisory fees                        $234,161          $200,827
                                                      ========          ========

The following table summarizes the various investment portfolios and assets under management (in billions) on which we earn advisory fees.

                                           Average during
                                           first quarter
                                         -----------------
                                          2000       2001     12/31/00   03/31/01
                                          ----       ----     --------   --------
Sponsored mutual funds
 Stock and blended
  Domestic                               $ 71.5     $ 65.5     $ 68.0     $ 58.3
  International                            21.7       15.6       16.3       13.6
 Bond and money market                     21.7       22.3       22.0       22.9
                                         ------     ------     ------     ------
                                          114.9      103.4      106.3       94.8
Other portfolios                           65.5       58.0       60.4       53.9
                                         ------     ------     ------     ------
                                         $180.4     $161.4     $166.7     $148.7
                                         ======     ======     ======     ======

Fees for advisory-related administrative services provided to the funds were $44,309,000 and $49,660,000 for the first quarter of 2000 and 2001, respectively. Accounts receivable from the funds totaled $70,537,000 at December 31, 2000 and $66,411,000 at March 31, 2001.

NOTE 3 - DEBT.

On April 2, 2001, the interest rate on our yen-denominated debt was reduced to 1.09% for the next twelve months.

On April 9, 2001, we reduced our dollar-denominated debt by $2,000,000 and the interest rate on the balance owed of $273,000,000 was lowered to 5.27% for the next two months.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of
T. Rowe Price Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of T. Rowe Price Group, Inc. and its subsidiaries as of March 31, 2001, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2000 and 2001, and the related condensed consolidated statement of stockholders' equity for the three-month period ended March 31, 2001. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, cash flows, and stockholders' equity for the year then ended (not presented herein), and in our report dated January 23, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
April 20, 2001


THE ABOVE REPORT IS NOT A "REPORT" WITHIN THE MEANING OF SECTIONS 7 AND 11 OF THE SECURITIES ACT OF 1933 AND THE INDEPENDENT ACCOUNTANTS' LIABILITY PROVISIONS OF SECTION 11 OF THE ACT DO NOT APPLY.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our revenues and net income are derived primarily from investment advisory services provided to U.S. individual and institutional investors in our sponsored mutual funds and other investment portfolios.

We manage a broad range of domestic and international stock, bond, and money market mutual funds and other investment portfolios that meet the varied needs and objectives of individual and institutional investors. Investment advisory revenues depend largely on the total value and composition of assets under management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations. Total assets under our management were down $18 billion from the beginning of 2001 to $148.7 billion at March 31, including $81.3 billion in domestic stock portfolios and $27.2 billion in international stock portfolios.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 vs. MARCH 31, 2000.

Net income decreased $25.7 million, or 34%, to $49.3 million and diluted earnings per share fell $.20 to $.38. Total revenues declined 11% from $316 million to $280 million.

Investment advisory revenues earned from the T. Rowe Price mutual funds decreased $20.4 million as average fund assets under management were $103.4 billion during the 2001 quarter, $11.5 billion less than in the 2000 period. Declines in financial market valuations pushed fund assets down $11.9 billion during the quarter. Net subscriptions by fund investors were $395 million for the first three months of 2001. Money market and bond fund investors added $523 million while domestic stock funds had net investor subscriptions of $306 million. International stock funds had net outflows of $434 million. Mutual fund assets totaled $94.8 billion at March 31, 2001.

Assets in the other investment portfolios that we manage fell $6.5 billion during the 2001 quarter due to declining market valuations. The lower assets under management pushed our advisory fees down $7.5 million from the 2000 first quarter. In addition, performance-related fees were $5.4 million lower than in the 2000 quarter. We earn performance fees primarily on venture capital investments that we manage and, though recurring, these fees will vary significantly as market conditions and investment portfolios change. Assets in the other managed portfolios were $53.9 billion at March 31, 2001.

Administrative fees from advisory-related services that we provide to the funds and their shareholders rose $6 million. This increase is primarily attributable to transfer agency and recordkeeping services for defined contribution retirement plans and the Price mutual funds. These administrative revenues generally offset the costs that we incur in providing the services. Discount brokerage commissions fell $4.6 million due to lower transaction volume and commission rates arising from the shift to transactions being originated over the Internet.

Investment and other income declined $3.9 million to $17.4 million. Included in 2001 are gains that we realized of $6.9 million, or $.03 per share, on dispositions of $23.5 million of our available-for-sale mutual fund holdings. In addition, our investment in a sponsored partnership that holds distressed debt positions had gains of $4.3 million in the first quarter of 2001. Foreign currency rate fluctuations arising from our yen-denominated debt added another $1.5 million of income. Offsetting these increases were $13.1 million of gains from our venture capital investments in 2000 that did not recur in 2001. We expect that investment income will generally be lower in future periods.

Operating expenses rose nearly 7% from last year's first quarter to $198 million, though expenses are down almost $1.2 million from the fourth quarter of 2000. Greater compensation and related costs, which were up $11.7 million or 13%, were attributable to increases in our rates of compensation and an 8% increase in our staff size over the past twelve months to support our technology and servicing operations. As of March 31, 2001, we employed just under 4,000 associates. Advertising and promotion expenses decreased 14% from the 2000 first quarter and nearly $5 million from the fourth quarter of 2000 to $21.5 million. Advertising and promotion costs are typically at a seasonal high in the first quarter; however, financial market declines have made investors more cautious and, as a result, we have reduced our spending. We now expect that our advertising and promotion expenditures for the balance of 2001 will be lower than in 2000. Occupancy and equipment expenses rose 19% from $25.9 million in the first quarter of 2000 to $30.8 million. These costs reflect our movement to new and larger facilities internationally and to our new campus in Colorado Springs late last year.

The build out of an international infrastructure to support our operations in seven foreign countries is nearing completion. Our independent offices have been established and our staffs are now fully relocated. The last major step in the transition phase is to complete the technology core and our implementation of the T. Rowe Price investment portfolio system around the world. The T. Rowe Price International acquisition in August 2000 has resulted in the realignment of our operating costs to include greater compensation and facility costs and has added $4.7 million of interest expense on the acquisition indebtedness. However, the international investment research fees that were $16 million in the 2000 period have been eliminated. The 2001 results also include a charge of $7 million, or about $.05 per share, for the amortization of goodwill arising from the acquisition. Changes to accounting principles that have been proposed would end this recurring quarterly charge later this year.

Other operating expenses increased $3.7 million from the first quarter of 2000 due largely to professional fees incurred in technology and services development activities. As the international transition and several technology projects are brought to a close, we expect to reduce total operating expenses for 2001 below the spending level of 2000.

The 2001 provision for income taxes as a percentage of pretax income is higher due to the inclusion of the goodwill charges that are not deductible in determining our income tax expense.

Minority interests in T. Rowe Price International were also eliminated at the time of the acquisition of Robert Fleming's 50% interest.

CAPITAL RESOURCES AND LIQUIDITY.

We reduced outstanding borrowings $20 million during the first quarter of this year and an additional $2 million in April 2001. We expect that available cash resources and those generated from operating activities will be used to further reduce borrowings this year. During the 2001 first quarter, we used $6 million to repurchase 180,000 shares of our common stock.

FORWARD-LOOKING INFORMATION.

From time-to-time, information or statements provided by or on behalf of T. Rowe Price, including those within this Quarterly Report on Form 10-Q, may contain certain "forward-looking information," including information relating to anticipated growth in our revenues or earnings, anticipated changes in the amount and composition of assets under management, our anticipated expense levels, and our expectations regarding financial markets and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information as a result of various factors, including but not limited to those discussed below. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

Our future revenues will fluctuate due to many factors, including: the total value and composition of assets under our management; cash inflows and outflows in the T. Rowe Price mutual funds and other managed investment portfolios; fluctuations in worldwide financial markets, including those in emerging countries, resulting in appreciation or depreciation of assets under our management; the relative investment performance of the Price mutual funds and other managed investment portfolios as compared to competing offerings and market indices; the extent to which we earn performance-based investment advisory fees; the expense ratios of the Price mutual funds; investor sentiment and investor confidence; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; our introduction of new mutual funds and investment portfolios; our ability to contract with the Price mutual funds for payment for investment advisory-related administrative services provided to the funds and their shareholders; the continuation of trends in the retirement plan marketplace favoring defined contribution plans and participant-directed investments; the amount and timing of income recognized on our venture capital and other investments; and our success in implementing our strategy to significantly expand our international business. Our revenues are substantially dependent on fees earned under contracts with the Price funds and could be adversely affected if the independent directors of one or more of the Price funds determined to terminate or significantly alter the terms of the investment management or related administrative services agreements.

Our future operating results are also dependent upon the level of our operating expenses, which are subject to fluctuation for the following or other reasons: changes in the level of advertising expenses in response to market conditions, expansion of marketing efforts both within the U.S. and internationally, or other factors; variations in the level of compensation expense due to, among other things, performance-based bonuses, changes in our employee count and mix, and competitive factors; changes in our operating expenses resulting from our acquisition of the minority interests in T. Rowe Price International, including goodwill charges, interest expense, and other costs of providing our international investment advisory services; fluctuation in foreign currency exchange rates applicable to the costs of our international operations; expenses and capital costs, such as technology assets, depreciation, amortization and research and development, incurred to maintain and enhance our administrative and operating services infrastructure, including Internet capabilities; unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and disruptions of services, including those provided by third parties such as communications, power, and the mutual fund transfer agent system.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since December 31, 2000, there has been no material change in the information provided in Item 7A of the 2000 Form 10-K Annual Report.


PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of our stockholders was held on April 5, 2001. The proxy statement and solicitation pertaining to this meeting were previously filed with the Commission. Shares eligible to vote were 122,791,853 as of the record date of February 9, 2001.

Management's 14 nominees for the Board of Directors were elected to hold office until the next annual meeting of stockholders and until their respective successors are elected and qualify. The tabulation of votes was:


                  Nominee                               For            Withheld
                  ---------------------              ----------        ---------
                  Edward C. Bernard                  97,185,969        5,886,828
                  D. William J. Garrett              97,349,205        5,723,592
                  Donald B. Hebb, Jr.                97,426,699        5,646,097
                  Henry H. Hopkins                   97,174,380        5,898,417
                  James A.C. Kennedy                 97,176,386        5,896,410
                  John H. Laporte                    97,192,089        5,880,707
                  Richard L. Menschel                96,351,607        6,721,190
                  William T. Reynolds                97,163,843        5,908,954

                  James S. Riepe                     97,179,499        5,893,297
                  George A. Roche                    87,675,877       15,396,919
                  Brian C. Rogers                    97,173,775        5,899,021
                  M. David Testa                     85,879,201       17,193,595
                  Martin G. Wade                     97,203,751        5,869,045
                  Anne Marie Whittemore              97,436,401        5,636,395

The 2001 Stock Incentive Plan was approved by a vote of: 62,076,267 for; 29,161,295 against; and 998,077 abstentions. Broker non-votes were 10,837,157.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein. Exhibits
         10.06 through 10.12 are compensatory plan arrangements.

                  3(i) Amended and Restated Charter of T. Rowe Price Group, Inc. as of March 9, 2001. (Incorporated by reference from Form 10-K for 2000; Accession No.
                           0001113169-01-000003.)

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

                  10.06 1995 Director Stock Option Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0000933259-95-000009.)

                  10.07 1998 Director Stock Option Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0000080255-98-000355.)

                  10.08 1990 Stock Incentive Plan. (Incorporated by reference from Form S-8 Registration Statement [File No. 33-37573].)

                  10.09 1993 Stock Incentive Plan. (Incorporated by reference from Form S-8 Registration Statement [File No. 33-72568].)

                  10.10 1996 Stock Incentive Plan. (Incorporated by reference from Form DEF 14A; Accession No.
                           0001006199-96-000031.)

                  10.11 2001 Stock Incentive Plan. (Incorporated by reference from Form DEF 14A; Accession No.
                           0001113169-01-000002.)

                  10.12 Executive Incentive Compensation Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0000933259-95-000009.)

                  15 Letter from PricewaterhouseCoopers LLP, independent accountants, re unaudited interim financial information.

(b)      Reports on Form 8-K: None during the first quarter of 2001.


SIGNATURES.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 24, 2001.

T. Rowe Price Group, Inc.


/s/ Cristina Wasiak
    Managing Director and Chief Financial Officer


/s/ Joseph P. Croteau, CPA
    Vice President and Treasurer (Principal Accounting Officer)