Form 10-Q
period 2001-06-30
PRICE T ROWE GROUP INC
filed 2001-07-26
CIK 1113169

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: JUNE 30, 2001.

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

Indicate the number of shares outstanding of the issuer's common stock ($.20 par value), as of the latest practicable date. 123,144,342 SHARES AT JULY 23, 2001.

Exhibit index is at Item 6(a) on pages 14-15.

PART I.        FINANCIAL INFORMATION.
ITEM 1.        FINANCIAL STATEMENTS.

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                             12/31/00         06/30/01
                                                           ----------       ----------
ASSETS
Cash and cash equivalents                                  $   80,526       $  125,537
Accounts receivable                                           131,041          115,886
Investments in sponsored mutual funds                         190,406          130,019
Other investments                                              59,801           87,860
Property and equipment                                        255,660          258,258
Goodwill                                                      694,985          680,224
Other assets                                                   57,040           19,953
                                                           ----------       ----------
                                                           $1,469,459       $1,417,737
                                                           ==========       ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Accounts payable and accrued expenses                   $   56,877       $   40,436
   Accrued compensation and related costs                      66,356           65,590
   Income taxes payable                                        13,220           16,514
   Dividends payable                                           18,366           18,471
   Customer deposits at savings bank subsidiary                10,932           19,458
   Debt and accrued interest                                  312,277          215,107
   Minority interests in consolidated subsidiaries                366               --
                                                           ----------       ----------
       Total liabilities                                      478,394          375,576
                                                           ----------       ----------

Commitments and contingent liabilities

Stockholders' equity
   Preferred stock, undesignated, $.20 par value -
    authorized and unissued 20,000,000 shares                      --               --
   Common stock, $.20 par value - authorized
    500,000,000 shares; issued 122,439,232 shares in
   2000 and 123,143,054 shares in 2001                         24,488           24,629
   Capital in excess of par value                              80,855           84,275
   Retained earnings                                          852,775          916,316
   Accumulated other comprehensive income                      32,947           16,941

                                                           ----------       ----------
       Total stockholders' equity                             991,065        1,042,161
                                                           ----------       ----------
                                                           $1,469,459       $1,417,737
                                                           ==========       ==========




See the accompanying notes to the condensed consolidated financial statements.

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per-share amounts)


                                                  Three months                    Six months
                                                      ended                          ended
                                           --------------------------      ------------------------
                                            06/30/00        06/30/01       06/30/00        06/30/01
                                           ---------       ----------      ---------       ---------
Revenues
  Investment advisory fees                 $ 226,373       $ 198,149       $ 460,534       $ 398,976
  Administrative fees                         57,178          53,575         118,025         115,838
  Investment and other income                 17,131          10,406          38,454          27,798
                                           ---------       ---------       ---------       ---------
                                             300,682         262,130         617,013         542,612
                                           ---------       ---------       ---------       ---------

Expenses
  Compensation and related costs              92,665          96,214         185,632         200,857
  Advertising and promotion                   21,071          15,595          46,181          37,122
  Occupancy and equipment                     27,440          30,709          53,346          61,467
  International investment
   research fees                              14,690              --          30,704              --
  Goodwill amortization                          187           7,230             373          14,460
  Interest expense                                61           3,896             122           8,818
  Other operating expenses                    24,070          21,648          49,366          50,602
                                           ---------       ---------       ---------       ---------
                                             180,184         175,292         365,724         373,326
                                           ---------       ---------       ---------       ---------

Income before income taxes and
 minority interests                          120,498          86,838         251,289         169,286
Provision for income taxes                    45,591          35,682          94,795          69,179
                                           ---------       ---------       ---------       ---------
Income from consolidated companies            74,907          51,156         156,494         100,107
Minority interests in consolidated
 subsidiaries                                  5,568              --          12,121            (357)
                                           ---------       ---------       ---------       ---------
Net income                                 $  69,339       $  51,156       $ 144,373       $ 100,464
                                           =========       =========       =========       =========

Basic earnings per share                   $     .57       $     .42       $    1.20       $     .82
                                           ---------       ---------       ---------       ---------
Diluted earnings per share                 $     .54       $     .40       $    1.12       $     .78
                                           ---------       ---------       ---------       ---------

Dividends declared per share               $     .13       $     .15       $     .26       $     .30
                                           =========       =========       =========       =========

Weighted average shares outstanding          120,930         123,082         120,674         122,918
                                           =========       =========       =========       =========
Weighted average shares outstanding-
 assuming dilution                           129,335         129,058         128,867         129,266
                                           =========       =========       =========       =========




See the accompanying notes to the condensed consolidated financial statements.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                Six months ended
                                                            -----------------------
                                                            06/30/00       06/30/01
                                                            --------       --------
Cash flows from operating activities
  Net income                                                $ 144,373        $ 100,464
  Adjustments to reconcile net income to net cash
    provided by operating activities
    Depreciation and amortization of property
       and equipment                                           19,651           25,450
    Minority interests in consolidated subsidiaries            12,121             (357)
    Amortization of goodwill                                      373           14,460
    Other changes in assets and liabilities                    (9,874)          38,774
                                                            ---------        ---------
  Net cash provided by operating activities                   166,644          178,791
                                                            ---------        ---------

Cash flows from investing activities
  Investments in sponsored mutual funds                        (4,894)          (2,562)
  Dispositions of sponsored mutual funds                       56,750           52,585
  Other investments                                            (6,053)         (34,968)
  Dispositions of other investments                               227            6,694
  Additions to property and equipment                         (40,678)         (32,558)
                                                            ---------        ---------
  Net cash provided by (used in) investing activities           5,352          (10,809)
                                                            ---------        ---------

Cash flows from financing activities
  Purchases of stock                                               --           (6,221)
  Receipts relating to stock issuances                          8,796            6,542
  Debt principal repayments                                        --          (95,000)
  Dividends paid to stockholders                              (31,300)         (36,818)
  Savings bank subsidiary deposits                                 --            8,526
  Other activities                                             (2,072)              --
                                                            ---------        ---------
  Net cash used in financing activities                       (24,576)        (122,971)
                                                            ---------        ---------

Cash and cash equivalents
  Net increase during period                                  147,420           45,011
  At beginning of year                                        358,472           80,526
                                                            ---------        ---------
  At end of period                                          $ 505,892        $ 125,537
                                                            =========        =========





See the accompanying notes to the condensed consolidated financial statements.

       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)

                                                                                               Accumu-
                                                         Capital                                 lated
                                       Common                 in                                 other              Total
                                        stock             excess                               compre-             stock-
                                        - par             of par           Retained            hensive           holders'
                                        value              value           earnings             income             equity
                                  -----------        -----------        -----------        -----------         ----------
Balance at end of 2000,
 122,439,232 common shares        $    24,488        $    80,855        $   852,775        $    32,947        $   991,065
Comprehensive income
 Net income                                                                 100,464
 Change in unrealized
  security holding gains                                                                       (16,006)
 Total comprehensive income                                                                                        84,458
891,322 common shares
 issued under stock-based
 compensation plans                       178              9,604                                                    9,782
187,500 common shares
 repurchased                              (37)            (6,184)                                                  (6,221)
Dividends declared                                                          (36,923)                              (36,923)
                                  -----------        -----------        -----------        -----------        -----------
Balance at June 30, 2001,
 123,143,054 common shares        $    24,629        $    84,275        $   916,316        $    16,941        $ 1,042,161
                                  ===========        ===========        ===========        ===========        ===========








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

NOTE 2 - INFORMATION ABOUT REVENUES AND SERVICES.

Our revenues (in thousands) from advisory services provided under agreements with our sponsored mutual funds and other investment clients for the six months ended June 30 were:

                                                        2000            2001
                                                     ---------       ---------
Sponsored mutual funds
 Stock and blended
  Domestic                                           $209,092       $189,588
  International                                        75,696         52,948
 Bond and money market                                 46,390         47,586
                                                     --------       --------
                                                      331,178        290,122
Other portfolios                                      129,356        108,854
                                                     --------       --------
Total investment advisory fees                       $460,534       $398,976
                                                     ========       ========

The following table summarizes the various investment portfolios and assets under management (in billions) on which we earn advisory fees.


                                  Average during
                                  first 6 months
                                -------------------
                                 2000           2001         12/31/00      06/30/01
                                -------       --------       --------      --------
Sponsored mutual funds
 Stock and blended
  Domestic                     $   71.7       $   65.0       $   68.0       $   65.2
  International                    21.0           14.8           16.3           13.2
 Bond and money market             21.7           22.5           22.0           22.6
                               --------       --------       --------       --------
                                  114.4          102.3          106.3          101.0
Other portfolios                   64.6           57.3           60.4           57.6
                               --------       --------       --------       --------
                               $  179.0       $  159.6       $  166.7       $  158.6
                               ========       ========       ========       ========



Fees for advisory-related administrative services provided to the funds were $87,530,000 and $91,032,000 for the first six months of 2000 and 2001, respectively. Accounts receivable from the funds totaled $70,537,000 at December 31, 2000 and $59,320,000 at June 30, 2001.

NOTE 3 - DEBT.

On April 2, 2001, the interest rate on our yen-denominated debt was reduced to 1.09% for the next twelve months.

During the first half of 2001, we reduced our dollar-denominated debt by $95,000,000. On July 9, 2001, we further reduced this debt by $10,000,000 and the weighted average interest rate on the balance of $190,000,000 was lowered to 4.18% for the next 60 days.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of
T. Rowe Price Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of T. Rowe Price Group, Inc. and its subsidiaries as of June 30, 2001, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2000 and 2001, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 2001, and the related condensed consolidated statement of stockholders' equity for the six-month period ended June 30, 2001. These financial statements are the responsibility of the company's management.

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

Baltimore, Maryland
July 19, 2001



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

We manage a broad range of domestic and international stock, bond, and money market mutual funds and other investment portfolios that meet the varied needs and objectives of individual and institutional investors. Investment advisory revenues depend largely on the total value and composition of assets under management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations. Total assets under our management of $158.6 billion at June 30, 2001 are up $9.9 billion from March 31, 2001, but are down $8.1 billion from the beginning of 2001. Assets at June 30, 2001 include $91.5 billion in domestic stock portfolios and $26.7 billion in international stock portfolios.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2001 VERSUS 2000.

Net income decreased $18.2 million, or 26%, to $51.2 million and diluted earnings per share fell $.14 to $.40. Total revenues declined 13% from $301 million to $262 million.

Investment advisory revenues earned from the T. Rowe Price mutual funds decreased $20.6 million as average fund assets under management were $101.2 billion during the 2001 quarter, $12.6 billion less than in the 2000 period. While lower financial market valuations reduced fund assets from the prior year period, increases in financial market valuations during the second quarter of 2001 increased fund assets $6.2 billion from March 31, 2001. Net subscriptions by fund investors added $144 million during the 2001 quarter. Domestic stock funds had net investor subscriptions of $797 million, including $556 million to the Blue Chip Growth Fund. Money market and bond fund investors withdrew $390 million and international stock funds had net outflows of $263 million. Mutual fund assets totaled $101.0 billion at June 30, 2001.

Assets in the other investment portfolios that we manage rose $3.7 billion during the 2001 quarter due primarily to improving market valuations. However, assets were still lower than during the prior year's quarter; as a result, advisory fees were down $5.8 million from the 2000 period. In addition, performance-related fees were $1.8 million lower than in the 2000 quarter. We earn performance fees primarily on venture capital investments that we manage and, though recurring, these fees will vary significantly as market conditions and investment portfolios change. Assets in the other managed portfolios were $57.6 billion at June 30, 2001.

Administrative revenues from discount brokerage commissions fell $2.1 million versus the 2000 period due to lower transaction volume and lower average commission rates arising from the shift to Internet trading. Revenues from other services that we provide to the T. Rowe Price funds and their shareholders declined $1.5 million and were mostly offset by a similar reduction of the costs that we incur in providing the services.

Investment and other income declined $10.0 million from the 2000 period, primarily due to higher interest income earned from larger cash positions held prior to the T. Rowe Price International acquisition in August 2000 and significant venture capital returns in the 2000 period. Offsetting these declines were higher gains of $3.3 million in the second quarter of 2001 that we realized on dispositions of our available-for-sale mutual fund holdings. We expect that investment income in future periods will generally be lower than that in comparable 2000 periods.

Operating expenses declined $4.9 million, or nearly 3%, from last year's second quarter to $175.3 million; more importantly, expenses were down $22.7 million from the first quarter of 2001. Greater compensation and related costs, which were up $3.5 million over the comparable 2000 quarter, were attributable to increases in our rates of compensation and staff size over the past twelve months to support our technology and servicing operations. As of June 30, 2001, we employed just under 3,900 associates, down more than 100 than from the end of 2000. Advertising and promotion expenses decreased $5.5 million from the 2000 second quarter and nearly $5.9 million from the 2001 first quarter to $15.6 million. Financial market declines have made investors more cautious and, as a result, we have reduced our spending. We expect our advertising and promotion expenditures for the balance of the year to be lower than last year. Occupancy and equipment expenses rose 12% from $27.4 million to $30.7 million. These costs are similar to that of the first quarter in 2001 and reflect our movement to new and larger facilities internationally and to our new campus in Colorado Springs late last year.

The build out of our international infrastructure to support operations in seven foreign countries is substantially complete. The T. Rowe Price International acquisition in August 2000 has resulted in the realignment of our operating costs to include greater compensation and facility costs and has added $3.6 million of interest expense on the acquisition indebtedness. However, the international investment research fees that were $14.7 million in the 2000 period have been eliminated. The 2001 results also include a quarterly charge of $7 million, or about $.05 per share, for the amortization of goodwill arising from the acquisition. As a result of the issuance of Statement of Financial Accounting Standards No. 142 on July 20, 2001, this recurring quarterly charge will end after this year.

Other operating expenses decreased $2.4 million from the first quarter of 2000 and $7.3 million from the first quarter of 2001. As the international transition and several technology projects have been brought to a close, we have reduced the total quarterly operating expenses below the spending level of 2000.

The 2001 provision for income taxes as a percentage of pretax income is higher due to the amortization of goodwill that is not deductible in determining our income tax expense.

Minority interests in the net income of T. Rowe Price International were also eliminated at the time of the acquisition of Robert Fleming's 50% interest.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001 VERSUS 2000.

Net income decreased $43.9 million, or 30%, to $100.5 million and diluted earnings per share fell from $1.12 to $.78. Total revenues declined 12% from $617 million to $543 million.

Investment advisory revenues earned from the T. Rowe Price mutual funds decreased $41.1 million as average fund assets under management were $102.3 billion during the 2001 period, $12.1 billion less than in the 2000 period. Declines in financial market valuations reduced fund assets $5.7 billion during the first half of 2001. Net subscriptions by fund investors were $539 million for the first six months of 2001. Domestic stock funds had net investor subscriptions of $1.1 billion while money market and bond fund investors added $132 million. International stock funds had net outflows of $697 million.

Assets in the other investment portfolios that we manage fell $2.8 billion during the 2001 first half, and our advisory fees thereon were down $13.3 million. In addition, performance-related fees were $7.2 million lower in the 2001 period.

Administrative revenues from discount brokerage commissions fell $6.7 million due to lower transaction volume and commission rates arising from the shift to transactions being originated over the Internet. Revenues from other services that we provide to the T. Rowe Price funds and their shareholders increased $4.5 million and were mostly offset by additional costs to provide these services.

Investment and other income declined $10.6 million to $27.8 million. Larger cash and bond fund holdings and gains from our venture capital investments in the prior year period that did not recur in the first half of 2001 resulted in lower investment income in the 2001 period. Partially offsetting these declines were $10.2 million of higher gains that we realized on dispositions of our available-for-sale mutual fund holdings.

Operating expenses rose only 2% from $366 million in last year's first half to $373 million.

CAPITAL RESOURCES AND LIQUIDITY.

During the first half of 2001, we generated positive cash flows from operating activities of $179 million. We used this cash to reduce outstanding borrowings by $95 million during the first half of 2001, and by an additional $10 million in July 2001. We expect that available cash resources and those generated from operating activities later this year will be used to further reduce borrowings before year end. During the 2001 first half, we used $37 million to pay dividends on our common stock and $11 million on net investing activities.

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

Our future operating results are also dependent upon the level of our operating expenses, which are subject to fluctuation for the following or other reasons: changes in the level of advertising expenses in response to market conditions, expansion of marketing efforts both within the U.S. and internationally, or other factors; variations in the level of compensation expense due to, among other things, performance-based bonuses, changes in our employee count and mix, and competitive factors; changes in our operating expenses resulting from our acquisition of the minority interests in T. Rowe Price International, including goodwill charges, interest expense, and other costs of providing our international investment advisory services; fluctuation in foreign currency exchange rates applicable to the costs of our international operations; expenses and capital costs, such as technology assets, depreciation, amortization, and research and development, incurred to maintain and enhance our administrative and operating services infrastructure, including Internet capabilities; unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and disruptions of services, including those provided by third parties such as communications, power, and the mutual fund transfer agent system.

Our business is also subject to substantial governmental regulation, and changes in legal, regulatory, accounting, tax, and compliance requirements may have a substantial effect on our operations and results, including but not limited to effects on costs that we incur and effects on investor interest in mutual funds and investing in general, or in particular classes of mutual funds or other investments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since December 31, 2000, there has been no material change in the information provided in Item 7A of the 2000 Form 10-K Annual Report.


PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

On July 6, 1998, T. Rowe Price International (formerly Rowe Price-Fleming International), the T. Rowe Price International Stock Fund and the fund's five directors were named as defendants in Migdal v. Rowe Price-Fleming International, Inc., et al., filed in the United States District Court for the District of Maryland. The Complaint sought to invalidate the advisory agreement between Rowe Price-Fleming and the International Stock Fund, and sought recovery of an unspecified amount of advisory fees paid by the International Stock Fund to Rowe Price-Fleming. Plaintiffs alleged that the International Stock Fund does not have a sufficient number of independent directors, as required by the Investment Company Act of 1940, as amended, because its independent directors serve on multiple boards of directors within the T. Rowe Price mutual fund complex and receive substantial compensation in the form of director fees. On October 12, 1998, the plaintiffs filed an Amended Complaint adding as a plaintiff Linda B. Rohrbaugh, a shareholder in the T. Rowe Price Growth Stock Fund. The Amended Complaint also added as defendants the T. Rowe Price Growth Stock Fund, T. Rowe Price Associates and certain of its subsidiaries which provide services to the funds, as well as five directors of the T. Rowe Price Growth Stock Fund. On January 21, 1999, the Amended Complaint was dismissed with leave for plaintiffs to re-file. On February 16, 1999, the plaintiffs filed a Second Amended Complaint, but the fund directors were excluded as defendants. The Second Amended Complaint alleged a claim under Section 36(b) of the Investment Company Act of 1940. The Complaint sought to invalidate the advisory and service agreements negotiated between the corporate defendants and certain
T. Rowe Price funds based on a claim that (i) the fees paid to the corporate defendants were excessive and (ii) the advisory agreements were not negotiated at arm's length because each of the boards of directors of the Price funds is not independent as required under the Investment Company Act of 1940. On March 19, 1999, we and the other defendants filed a Motion to Dismiss the Second Amended Complaint. In an order dated March 20, 2000, our motion was granted and the case dismissed with prejudice. On April 6, 2000, the plaintiffs filed a Notice of Appeal of the Dismissal of the case. On May 1, 2001, the United States Court of Appeals (Fourth Circuit) affirmed the District Court's judgment.

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

          10.02 Transfer Agency and Service Agreement dated as of January 1,2001 between T. Rowe Price Services, Inc. and each of the
                    T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS; Accession No. 0000775688-01-500030.)

          10.03 Agreement dated January 1, 2001 between T. Rowe Price Retirement Plan Services, Inc. and certain of the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS; Accession No. 0000775688-01-500030.)

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

(b)     Reports on Form 8-K: None during the second quarter of 2001.

SIGNATURES.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 25, 2001.

T. Rowe Price Group, Inc.

/s/ Cristina Wasiak
    Managing Director and Chief Financial Officer

/s/ Joseph P. Croteau, CPA
    Vice President and Treasurer (Principal Accounting Officer)