Form 10-Q
period 2001-09-30
PRICE T ROWE GROUP INC
filed 2001-10-23
CIK 1113169

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: SEPTEMBER 30, 2001.

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

Indicate the number of shares outstanding of the issuer's common stock ($.20 par value), as of the latest practicable date. 123,457,658 SHARES AT OCTOBER 22, 2001.

Exhibit index is at Item 6(a) on pages 15-16.

PART I.   FINANCIAL INFORMATION.
ITEM 1.   FINANCIAL STATEMENTS.

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                             12/31/00        09/30/01
                                                            ----------      ----------
ASSETS
Cash and cash equivalents                                   $   80,526      $  181,126
Accounts receivable                                            131,041         103,718
Investments in sponsored mutual funds                          190,406         115,901
Other investments                                               59,801          75,337
Property and equipment                                         255,660         249,685
Goodwill                                                       694,985         672,922
Other assets                                                    57,040          23,605
                                                            ----------      ----------
                                                            $1,469,459      $1,422,294
                                                            ==========      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Accounts payable and accrued expenses                  $   56,877      $   41,623
     Accrued compensation and related costs                     66,356          87,169
     Income taxes payable                                       13,220          44,411
     Dividends payable                                          18,366          18,550
     Customer deposits at savings bank subsidiary               10,932          22,843
     Debt and accrued interest                                 312,277         140,477
     Minority interests in consolidated subsidiaries               366              --
                                                            ----------      ----------
         Total liabilities                                     478,394         355,073
                                                            ----------      ----------

Commitments and contingent liabilities

Stockholders' equity
     Preferred stock, undesignated, $.20 par value -
      authorized and unissued 20,000,000 shares                     --              --
     Common stock, $.20 par value - authorized
      500,000,000 shares; issued 122,439,232 shares in
      2000 and 123,582,130 shares in 2001                       24,488          24,716
     Capital in excess of par value                             80,855          87,588
     Retained earnings                                         852,775         948,164
     Accumulated other comprehensive income                     32,947           6,753
                                                            ----------      ----------
         Total stockholders' equity                            991,065       1,067,221
                                                            ----------      ----------
                                                            $1,469,459      $1,422,294
                                                            ==========      ==========


See the accompanying notes to the condensed consolidated financial statements.

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per-share amounts)


                                                Three months                  Nine months
                                                   ended                         ended
                                          ------------------------      ------------------------
                                           09/30/00       09/30/01       09/30/00       09/30/01
                                          ---------      ---------      ---------      ---------
Revenues
  Investment advisory fees                $ 239,206      $ 189,289      $ 699,740      $ 588,265
  Administrative fees                        57,557         51,161        175,582        166,999
  Investment and other income                 6,941          3,168         45,395         30,966
                                          ---------      ---------      ---------      ---------
                                            303,704        243,618        920,717         786,230
                                          ---------      ---------      ---------      ---------

Expenses
  Compensation and related costs             98,912         91,219        284,544        292,076
  Advertising and promotion                  15,547         10,315         61,728         47,437
  Occupancy and equipment                    27,078         27,952         80,424         89,419
  International investment
   research fees                              5,961             --         36,665             --
  Goodwill amortization                       4,276          7,230          4,649         21,690
  Interest expense                            3,608          2,438          3,730         11,256
  Other operating expenses                   33,810         19,208         83,176         69,810
                                          ---------      ---------      ---------      ---------
                                            189,192        158,362        554,916        531,688
                                          ---------      ---------      ---------      ---------

Income before income taxes and
 minority interests                         114,512         85,256        365,801        254,542
Provision for income taxes                   42,800         34,858        137,595        104,037
                                          ---------      ---------      ---------      ---------
Income from consolidated companies           71,712         50,398        228,206        150,505
Minority interests in consolidated
 subsidiaries                                 2,529             --         14,650           (357)
                                          ---------      ---------      ---------      ---------
Net income                                $  69,183      $  50,398      $ 213,556      $ 150,862
                                          =========      =========      =========      =========

Basic earnings per share                  $     .57      $     .41      $    1.77      $    1.23
                                          =========      =========      =========      =========
Diluted earnings per share                $     .53      $     .39      $    1.65      $    1.17
                                          =========      =========      =========      =========

Dividends declared per share              $     .13      $     .15      $     .39      $     .45
                                          =========      =========      =========      =========

Weighted average shares outstanding         121,425        123,283        120,926        123,041
                                          =========      =========      =========      =========
Weighted average shares outstanding-
 assuming dilution                          130,500        129,284        129,415        129,272
                                          =========      =========      =========      =========


See the accompanying notes to the condensed consolidated financial statements.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                               Nine months ended
                                                           -------------------------
                                                            09/30/00        09/30/01
                                                           ---------       ---------
Cash flows from operating activities
  Net income                                               $ 213,556       $ 150,862
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation and amortization of property
     and equipment                                            29,966          38,440
    Minority interests in consolidated subsidiaries           14,650            (357)
    Amortization of goodwill                                   4,649          21,690
    Other changes in assets and liabilities                   30,261         101,693
                                                           ---------       ---------
  Net cash provided by operating activities                  293,082         312,328
                                                           ---------       ---------

Cash flows from investing activities
  Acquisition of minority interests in
   T. Rowe Price International                              (783,194)             --
  Investments in sponsored mutual funds                       (8,699)        (32,568)
  Dispositions of sponsored mutual funds                      67,038          84,927
  Other investments                                          (13,228)        (30,678)
  Distributions from other investments                           576          12,568
  Additions to property and equipment                        (66,544)        (37,148)
                                                           ---------       ---------
  Net cash used in investing activities                     (804,051)         (2,899)
                                                           ---------       ---------

Cash flows from financing activities
  Purchases of stock                                              --          (6,221)
  Receipts relating to stock issuances                        12,293          10,770
  Proceeds of bank borrowing                                 300,000              --
  Debt principal repayments                                       --        (170,000)
  Dividends paid to stockholders                             (47,065)        (55,289)
  Savings bank subsidiary deposits                                --          11,911
  Other activities                                            (1,047)             --
                                                           ---------       ---------
  Net cash provided by (used in) financing activities        264,181        (208,829)
                                                           ---------       ---------

Cash and cash equivalents
  Net change during period                                  (246,788)        100,600
  At beginning of year                                       358,472          80,526
                                                           ---------       ---------
  At end of period                                         $ 111,684       $ 181,126
                                                           =========       =========


See the accompanying notes to the condensed consolidated financial statements.

       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)

                                                                                       Accumu-
                                                     Capital                             lated
                                     Common               in                             other           Total
                                      stock           excess                           compre-         stock-
                                      - par           of par         Retained          hensive        holders'
                                      value            value         earnings           income          equity
                                 ----------       ----------       ----------       ----------      ----------
Balance at end of 2000,
 122,439,232 common shares       $   24,488       $   80,855       $  852,775       $   32,947      $  991,065
Comprehensive income
 Net income                                                           150,862
 Change in unrealized
  security holding gains,
  including ($10,188) for
  the third quarter                                                                    (26,194)
 Total comprehensive income                                                                            124,668
1,440,398 common shares
 issued under stock-based
 compensation plans                     288           15,980                                            16,268
297,500 common shares
 repurchased                            (60)          (9,247)                                           (9,307)
Dividends declared                                                    (55,473)                         (55,473)
                                 ----------       ----------       ----------       ----------      ----------
Balance at September 30,
 2001, 123,582,130 common
 shares                          $   24,716       $   87,588       $  948,164       $    6,753      $1,067,221
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

NOTE 2 - INFORMATION ABOUT REVENUES AND SERVICES.

Our revenues (in thousands) from advisory services provided under agreements with our sponsored mutual funds and other investment clients for the nine months ended September 30 were:

                                      2000          2001
                                    --------      --------
Sponsored mutual funds
 Stock and blended
  Domestic                          $321,830      $280,657
  International                      111,492        74,869
 Bond and money market                69,709        72,422
                                    --------      --------
                                     503,031       427,948
Other portfolios                     196,709       160,317
                                    --------      --------
Total investment advisory fees      $699,740      $588,265
                                    ========      ========

The following table summarizes the various investment portfolios and assets under management (in billions) on which we earn advisory fees.

                               Average during
                               first 9 months
                            --------------------
                              2000        2001      12/31/00    09/30/01
                            --------    --------    --------    --------
Sponsored mutual funds
 Stock and blended
  Domestic                  $   73.0    $   63.5    $   68.0    $   54.0
  International                 20.5        13.9        16.3        10.5
 Bond and money market          21.7        22.7        22.0        23.4
                            --------    --------    --------    --------
                               115.2       100.1       106.3        87.9
Other portfolios                64.4        56.7        60.4        52.5
                            --------    --------    --------    --------
                            $  179.6    $  156.8    $  166.7    $  140.4
                            ========    ========    ========    ========

Fees for advisory-related administrative services provided to the funds were $131,232,000 and $131,012,000 for the first nine months of 2000 and 2001, respectively. Accounts receivable from the funds totaled $70,537,000 at December 31, 2000 and $52,786,000 at September 30, 2001.

NOTE 3 - DEBT.

On April 2, 2001, the interest rate on our yen-denominated debt was reduced to 1.09% for the next twelve months.

During the first nine months of 2001, we reduced our U.S. dollar-denominated debt by $170,000,000. On October 10, 2001, we further reduced this debt by $5,000,000 and the interest rate on the balance of $120,000,000 was lowered to 2.92% for the next 34 days.

NOTE 4 - COMMON STOCK.

On September 21, 2001, we granted options to acquire about 4 million of our common shares to certain of our officers and employees at a price of $25.70.

At September 30, 2001, accounts payable and accrued expenses includes $3,086,000 related to the pending settlement of the repurchase of 110,000 common shares. During the first three days of October 2001, we repurchased an additional 175,500 common shares at an aggregate price of $5,047,000.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders
T. Rowe Price Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of T. Rowe Price Group, Inc. and its subsidiaries as of September 30, 2001, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2001, and the related condensed consolidated statements of cash flows and stockholders' equity for the nine-month period ended September 30, 2001. These condensed consolidated financial statements are the responsibility of the company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP

Baltimore, Maryland
October 18, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of
T. Rowe Price Group, Inc.

We have reviewed the accompanying condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2000, and the related condensed consolidated statements of cash flows for the nine-month period ended September 30, 2000. These financial statements are the responsibility of the company's management.

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


/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
October 25, 2000, except for the
 final paragraph above for which
 the date is July 19, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our revenues and net income are derived primarily from investment advisory services provided to U.S. individual and institutional investors in our sponsored mutual funds and other investment portfolios.

We manage a broad range of domestic and international stock, bond, and money market mutual funds and other investment portfolios that meet the varied needs and objectives of individual and institutional investors. Investment advisory revenues depend largely on the total value and composition of assets under management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations. Total assets under our management of $140.4 billion at September 30, 2001 are down $18.2 billion from June 30, 2001 and $26.3 billion from the beginning of 2001. Assets under management at September 30, 2001 include $75.8 billion in domestic stock portfolios and $22.4 billion in international stock portfolios. The financial market declines this year have pushed asset valuations lower and are the primary cause of assets under management falling. We expect that our fourth quarter revenues and operating results will be adversely affected.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS 2000.

Net income decreased $18.8 million, or 27%, to $50.4 million and diluted earnings per share fell $.14 to $.39. Total revenues declined 20% from $304 million to $244 million.

Investment advisory revenues earned from the T. Rowe Price mutual funds decreased $34 million, or 20%, as average fund assets under management were $95.9 billion during the 2001 quarter, $21 billion or 18% less than in the 2000 period. Mutual fund assets totaled $87.9 billion at September 30, 2001, down $8.0 billion from the third quarter 2001 average and down $13.1 billion from June 30, 2001. Lower stock market valuations, especially those sustained after the September 11, 2001 terrorist attacks in the United States, pushed fund assets down $12.9 billion during the third quarter of 2001. Net redemptions by fund investors during the 2001 quarter were $257 million. Stock funds had net investor redemptions of $725 million, including $640 million from the international funds and $85 million from the domestic funds. Money market and bond fund investors added $468 million during the 2001 quarter.

Assets in the other investment portfolios that we manage declined $5.1 billion during the 2001 quarter to $52.5 billion, pushing advisory fees down $11 million from the 2000 period. In addition, performance-related fees were $1.7 million during the 2001 third quarter, $4.9 million lower than in the comparable 2000 quarter. We earn performance fees primarily on venture capital investments that we manage and, though recurring, these fees will vary significantly as market conditions and investment portfolios change.

Administrative revenues from discount brokerage commissions fell $1.9 million versus the 2000 period due to lower transaction volume and lower average commission rates arising from the shift to Internet trading. Revenues from other services that we provide to the T. Rowe Price funds and their shareholders declined $4.5 million and were mostly offset by a similar reduction of the costs that we incurred in providing these services.

Investment and other income declined $3.8 million from the 2000 period, of which $3.2 million is attributable to smaller average cash balances and lower interest rates in 2001 after the T. Rowe Price International acquisition in August 2000. We expect that investment income in future quarterly periods will generally be lower than that of prior-year comparable periods.

Operating expenses declined $30.8 million, or 16%, from last year's third quarter to $158.4 million. Lower compensation and related costs, which were down $7.7 million over the comparable 2000 quarter, were attributable primarily to a reduction in our performance-based bonus expense and decreased use of temporary personnel by our information technology operations. As of September 30, 2001, we employed 3,830 associates, down almost 200 from the end of 2000. Advertising and promotion expenses decreased $5.2 million from the 2000 quarter to $10.3 million. We have reduced our spending as financial market declines have made investors more cautious and less active. We expect that our advertising and promotion expenditures for the fourth quarter will rise sequentially from the third quarter 2001 and approximate spending in the first quarter of this year. Occupancy and equipment expenses were about $28 million, only 3% higher than in the 2000 third quarter. The transition of our international operations in seven foreign countries to T. Rowe Price operating and investment systems was completed in June 2001. For the first time in several years, no facilities expansion is currently underway. The next planned move will occur in late third quarter 2002 when our Tampa service center relocates to a new leased facility.

The T. Rowe Price International acquisition in August 2000 has resulted in the realignment of our operating costs to include greater operating expenses associated with new employees and facilities and has added interest expense on the acquisition indebtedness. However, the international investment research fees and minority interests in Price International's net income have been eliminated. Results now include a quarterly charge of $7 million, or just over $.05 per share, for the amortization of goodwill arising from the acquisition. As a result of the issuance of Statement of Financial Accounting Standards No. 142, the recurring quarterly charge amortizing goodwill will end after this year. In subsequent years, the carrying amount of goodwill will be evaluated for impairment on an annual basis.

Other operating expenses decreased $14.6 million from the third quarter of 2000. As the international transition and several technology initiatives have been brought to a close, we have substantially reduced other quarterly operating expenses.

We expect that fourth quarter operating expenses will rise from the third quarter level of this year primarily due to increased advertising and promotion expense.

The 2001 provision for income taxes as a percentage of pretax income is higher due to the amortization of goodwill that is not deductible in determining our income tax expense.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS 2000.

Net income decreased $62.7 million, or 29%, to $150.9 million and diluted earnings per share fell from $1.65 to $1.17. Total revenues declined nearly 15% from $921 million to $786 million.

Investment advisory revenues earned from the T. Rowe Price mutual funds decreased $75.1 million as average fund assets under management were $100.1 billion during the 2001 period, $15.1 billion less than in the 2000 period. Declines in financial market valuations reduced fund assets $18.6 billion during the first nine months of 2001. Net subscriptions by fund investors were $282 million in the 2001 period. Domestic stock funds had net investor subscriptions of $1.0 billion while money market and bond fund investors added $600 million. International stock funds had net outflows of $1.3 billion.

Assets in the other investment portfolios that we manage fell $7.9 billion during the first nine months of 2001, and our advisory fees thereon were down $24.3 million. In addition, performance-related fees were $12.1 million lower in the 2001 period.

Administrative revenues fell $8.6 million due almost entirely to lower discount brokerage commissions.

Investment income declined $14.4 million to $31 million, with smaller cash and bond fund holdings in 2001 accounting for $13.8 million of the decline. Gains from our venture capital investments in 2000 that did not recur in the 2001 period were mostly offset by $11.3 million of greater realized gains from dispositions of our available-for-sale mutual fund holdings in 2001.

Operating expenses declined 4% from $555 million in the 2000 period to $532 million, primarily due to reductions in advertising and promotion and other operating expenses.

CAPITAL RESOURCES AND LIQUIDITY.

During the first nine months of 2001, we generated net cash flows from operating activities of $312 million, including the effect of a change in federal law that moved the due date of the third quarter 2001 estimated tax payment from September 17 to October 1. We used our cash balances to reduce outstanding borrowings by $170 million during the first nine months of 2001, and by an additional $5 million in October. We also used $55 million to pay dividends during the first nine months of 2001 and $14 million to repurchase our common shares through October 3. We expect that available cash balances and those generated from operating activities in the last quarter of this year will be used to further reduce borrowings and to pay accrued bonuses before year end. Depending on market conditions, we may also repurchase additional common shares.

FORWARD-LOOKING INFORMATION.

From time-to-time, information or statements provided by or on behalf of T. Rowe Price, including those within this Quarterly Report on Form 10-Q, may contain certain "forward-looking information," including information relating to anticipated changes in our revenues and earnings, anticipated changes in the amount and composition of assets under management, our anticipated expense levels, and our expectations regarding financial markets and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information as a result of various factors, including but not limited to those discussed below. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

Our future revenues will fluctuate due to many factors, including: the total value and composition of assets under our management; cash inflows and outflows in the T. Rowe Price mutual funds and other managed investment portfolios; fluctuations in worldwide financial markets, including those in emerging countries, resulting in appreciation or depreciation of assets under our management; the relative investment performance of the Price mutual funds and other managed investment portfolios as compared to competing offerings and market indices; the extent to which we earn performance-based investment advisory fees; the expense ratios of the Price mutual funds; investor sentiment and investor confidence; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; our introduction of new mutual funds and investment portfolios; our ability to contract with the Price mutual funds for payment for investment advisory-related administrative services provided to the funds and their shareholders; the continuation of trends in the retirement plan marketplace favoring defined contribution plans and participant-directed investments; the amount and timing of income recognized on our venture capital and other investments; and our level of success in implementing our strategy to significantly expand our international business. Our revenues are substantially dependent on fees earned under contracts with the Price funds and could be adversely affected if the independent directors of one or more of the Price funds determined to terminate or significantly alter the terms of the investment management or related administrative services agreements.

Our future operating results are also dependent upon the level of our operating expenses, which are subject to fluctuation for the following or other reasons: changes in the level of advertising expenses in response to market conditions, expansion of marketing efforts both within the U.S. and internationally, and other factors; variations in the level of compensation expense due to, among other things, performance-based bonuses, changes in our employee count and mix, and competitive factors; changes in our operating expenses resulting from our acquisition of the minority interests in T. Rowe Price International, including goodwill amortization or impairment charges, interest expense, and other costs of providing our international investment advisory services; fluctuation in foreign currency exchange rates applicable to the costs of our international operations; expenses and capital costs, such as technology assets, depreciation, amortization, and research and development, incurred to maintain and enhance our administrative and operating services infrastructure, including Internet capabilities; unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and disruptions of services, including those provided by third parties such as facilities, communications, power, and the mutual fund transfer agent system.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since December 31, 2000, there has been no material adverse change in the information provided in Item 7A of the 2000 Form 10-K Annual Report.


PART II.  OTHER INFORMATION.

ITEM 1.   LEGAL PROCEEDINGS.

On July 6, 1998, T. Rowe Price International (formerly Rowe Price-Fleming International), the T. Rowe Price International Stock Fund and the fund's five directors were named as defendants in Migdal v. Rowe Price-Fleming International, Inc., et al., filed in the United States District Court for the District of Maryland. The Complaint sought to invalidate the advisory agreement between Rowe Price-Fleming and the International Stock Fund, and sought recovery of an unspecified amount of advisory fees paid by the International Stock Fund to Rowe Price-Fleming. Plaintiffs alleged that the International Stock Fund did not have a sufficient number of independent directors, as required by the Investment Company Act of 1940, as amended, because its independent directors serve on multiple boards of directors within the T. Rowe Price mutual fund complex and receive substantial compensation in the form of director fees. On October 12, 1998, the plaintiffs filed an Amended Complaint adding as a plaintiff Linda B. Rohrbaugh, a shareholder in the T. Rowe Price Growth Stock Fund. The Amended Complaint also added as defendants the T. Rowe Price Growth Stock Fund, T. Rowe Price Associates and certain of its subsidiaries which provided services to the funds, as well as five directors of the T. Rowe Price Growth Stock Fund. On January 21, 1999, the Amended Complaint was dismissed with leave for plaintiffs to re-file. On February 16, 1999, the plaintiffs filed a Second Amended Complaint, but the fund directors were excluded as defendants. The Second Amended Complaint alleged a claim under Section 36(b) of the Investment Company Act of 1940. The Complaint sought to invalidate the advisory and service agreements negotiated between the corporate defendants and certain T. Rowe Price funds based on a claim that (i) the fees paid to the corporate defendants were excessive and (ii) the advisory agreements were not negotiated at arm's length because each of the boards of directors of the Price funds was not independent as required under the Investment Company Act of 1940. On March 19, 1999, we and the other defendants filed a Motion to Dismiss the Second Amended Complaint. In an order dated March 20, 2000, our motion was granted and the case dismissed with prejudice. On April 6, 2000, the plaintiffs filed a Notice of Appeal of the Dismissal of the case. On May 1, 2001, the United States Court of Appeals (Fourth Circuit) affirmed the District Court's judgment.

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

        3(ii) By-Laws of T. Rowe Price Group, Inc. as of June 30, 2000. (Incorporated by reference from Form 424B3; Accession No. 0001113169-00-000003.)

        4 $500,000,000 Five-Year Credit Agreement among T. Rowe Price Associates, Inc., the several lenders, and The Chase Manhattan Bank, as administrative agent. (Incorporated by reference from Form 10-Q Report for the quarterly period ended June 30, 2000; Accession No. 0000080255-00-000425.)

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

       10.09 1993 Stock Incentive Plan. (Incorporated by reference from Form S-8 Registration Statement [File No. 33-72568].)

       10.10 1996 Stock Incentive Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0001006199-96-000031.)

       10.11 2001 Stock Incentive Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0001113169-01-000002.)

       10.12 Executive Incentive Compensation Plan. (Incorporated by reference from Form DEF 14A; Accession No.
                0000933259-95-000009.)

       15 Letter from KPMG LLP, independent accountants, re unaudited interim financial information.

(b) Reports on Form 8-K: A filing was made during the third quarter of 2001 reporting the change in our certifying independent accountant from PricewaterhouseCoopers LLP to KPMG LLP on September 6, 2001.
    (Accession No. 0000950133-01-502540.)

SIGNATURES.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 23, 2001.

T. Rowe Price Group, Inc.

/s/ Cristina Wasiak, Managing Director and Chief Financial Officer /s/ Joseph P. Croteau, CPA, Vice President and Treasurer
     (Principal Accounting Officer)