Form 10-K
period 2001-12-31
PRICE T ROWE GROUP INC
filed 2002-03-14
CIK 1113169

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended: DECEMBER 31, 2001.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the common stock (based on the last reported price from The Nasdaq Stock Market) held by non-affiliates (excludes executive officers and directors) of the registrant. $4.2 BILLION AT FEBRUARY 11, 2002.

Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date. 123,640,188 SHARES AT FEBRUARY 28, 2002.

Documents incorporated by reference: IN ITEM 9 OF PART II AND IN PART III OF THIS FORM 10-K, THE DEFINITIVE PROXY STATEMENT FOR THE 2002 ANNUAL MEETING OF STOCKHOLDERS (FORM DEFR14A; ACCESSION NO. 0001113169-02-000002).

Exhibit index is at Item 14(a)3 on pages 41-43.

PART I.

ITEM 1.  BUSINESS.

OVERVIEW. T. Rowe Price Group is a financial services holding company that derives its consolidated revenues and net income primarily from investment advisory services that its subsidiaries provide to individual and institutional investors in the sponsored T. Rowe Price mutual funds and other investment portfolios. Our investment advisory revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations.

We operate our investment advisory business through our subsidiary companies, primarily T. Rowe Price Associates and T. Rowe Price International. Our advisory business was begun by the late Thomas Rowe Price in 1937 and our common stock was offered to the public for the first time in 1986. Our corporate holding company structure was put in place on December 28, 2000.

Total assets under our management decreased $10.4 billion from the beginning of 2001 to end the year at $156.3 billion, including $102.6 billion held in retirement accounts and variable annuity investment portfolios. Assets under our management at the end of 2001 included $89.7 billion of U.S. domestic equity securities, $42.1 billion of debt securities, and $24.5 billion of international securities. The five largest Price funds at December 31, 2001 - Equity Income, Mid-Cap Growth, Blue Chip Growth, International Stock, and Prime Reserve - account for 23.2% of assets under management at that time and 27.6% of 2001 investment advisory revenues. The investors that we serve are primarily domiciled in the United States of America.

Our assets under management are accumulated from a diversified client base that is accessed across several distribution methods. Our assets under management are sourced approximately 30% from individual U.S. investors, 30% from U.S. defined contribution retirement plans, 20% from third-party distribution, and 20% from institutional investors. Our international client base presently accounts for less than 2% of our assets under management and is included primarily in our third-party distribution and institutional investor assets. Our largest client account relationship other than several of the T. Rowe Price funds accounted for less than 4% of our investment advisory revenues in 2001.

We manage a broad range of U.S. domestic and international stock, bond, and money market mutual funds and other investment portfolios which are designed to meet the varied and changing needs and objectives of individual and institutional investors. As an example, mutual fund shareholders can exchange balances among mutual funds as economic and market conditions and their investment needs change. From time to time, we introduce new funds and other investment portfolios to complement and expand our investment offerings, respond to competitive developments in the financial marketplace, and meet the changing needs of our investment advisory clients. We will open a new mutual fund if we believe that its objective can be useful for investors over a long period of time.

We also provide certain administrative services as ancillary services to our investment advisory clients. These administrative services are provided by several of our subsidiary companies and include mutual fund transfer agent, accounting, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; discount brokerage; and trust services. More than 90% of our administrative revenues in 2001 were based on the recovery of expenditures incurred in providing the related services and they, therefore, do not significantly affect our net income.

We employ fundamental and quantitative security analyses in the performance of the investment advisory function. We maintain substantial internal, domestic and international, equity and fixed income investment research capabilities. We perform original industry and company research using such sources as inspection of corporate activities, management interviews, company-published financial and other information, financial newspapers and magazines, corporate rating services, and field checks with suppliers and competitors in the same industry and particular business sector. Our research staff operates from offices located in the United States and six foreign countries: Great Britain, Argentina, France, Hong Kong, Japan, and Singapore. We also use research provided by brokerage firms in a supportive capacity and information received from private economists, political observers, commentators, government experts, and market and security analysts. Our stock selection process for some investment portfolios is based on quantitative analyses using computerized data modeling.

Investment objectives for our managed investment portfolios, including the Price funds, accommodate a variety of strategies. Investors select funds based on the distinct objectives that are detailed in each fund's prospectus. Management of other client portfolios includes approaches similar to those employed in the Price funds. Equity investment strategies may emphasize large-cap, mid-cap or small-cap investing; growth or value investing; and U.S., global or international investing. We also offer systematic, tax-efficient, and blended equity investment strategies as well as active and systematic management strategies for fixed income investments. Our specialized advisory services include investing in stable value asset contracts and a service for the efficient disposition of equity distributions from venture capital investments.

Information concerning our revenues, results of operations and assets under management during the past three years is contained in our consolidated statements of income and in note 6 to our consolidated financial statements included in Item 8 of this Form 10-K.

RECENT DEVELOPMENTS. Financial markets, both in the U.S. and internationally, were again difficult in 2001, the second consecutive year of declines that pushed our assets under management lower during the year. Stock market valuations languished during the year and were driven down sharply after the September 11 terrorist attacks in the United States, though some fourth quarter recovery followed. The U.S. economy slipped into a recession in March and the Federal Reserve lowered short-term interest rates throughout the year in an effort to boost economic prospects.

Investor sentiment was not favorable in this environment and our investment portfolios experienced net market declines of $13.8 billion or 8.3% of year-end 2000 assets under management. Mutual fund investors contributed positive net cash inflows of $514 million. Client activity from third party distribution efforts and institutional investors, including our European initiatives, however, produced strong net cash inflows of $2.9 billion into other investment portfolios during 2001.

While our mutual fund cash flows overall were only slightly positive in 2001, fund investor activity varied across the range of our offerings. Domestic stock funds added $1.8 billion, including $1.4 billion almost evenly split between the Small-Cap Stock and Blue Chip Growth funds. Bond and money market funds added nearly $.7 billion as investors only modestly shifted their assets to fixed income investments. International stock funds, however, had net outflows of $2.0 billion during 2001.

We reached a significant financial milestone in 2001 as our stockholders' equity surpassed $1 billion for the first time. Lower assets under management adversely affected our 2001 revenues and net income versus the levels of 1999 and 2000. Lower investment income also contributed to the decline in net income. Cash flows from operations were still strong, enabling us to repurchase nearly 1.1 million outstanding common shares and to reduce our acquisition indebtedness by $205 million. We worked hard in this environment to cut expenses and over the course of 2001 reduced headcount by more than 9% and operating expenses by more than 7%. Our aim was to adjust these levels to more realistic business realities while still sustaining our high client service standards.

Enabled by our 2000 acquisition of the 50% non-controlling interest in T. Rowe Price International from Robert Fleming Holdings, we now compete for the provision of investment advisory services to institutional and individual investors outside the United States. In January 2001, our new U.K. investment advisory subsidiary, T. Rowe Price Global Investment Services, received regulatory approvals for the expansion of our investment advisory business to Europe. Our marketing efforts now include the offering of separate account management to institutional investors in Europe and a series of Luxembourg-domiciled mutual funds with both institutional and individual share classes. Initial efforts have focused on institutional investors; whereas individual investors will be sought through third party distributors of the Luxembourg funds. Our efforts in Europe complement those that we initiated in Japan in 1999 through T. Rowe Price Global Asset Management, which subadvises investment assets for Daiwa SB Investments. Together, our international client base now accounts for more than 1% of our total assets under management.

Beginning in the second quarter of 2000, we undertook significant efforts and expenditures to establish our foreign offices in independent facilities with full access to the T. Rowe Price global technology network and investment portfolio systems. We completed these transition efforts by the end of the second quarter of 2001.

In the United States, we introduced Section 529 college savings investment plans in conjunction with Alaska and Maryland. These plans include flexible investment options and tax advantages for investors in saving for future college education costs.

PRICE FUNDS. We provide investment advisory, distribution and other administrative services to the Price funds under various agreements. Investment advisory services are provided to each fund under individual investment management agreements that grant the fund the right to use the T. Rowe Price name. The boards of the respective funds, including a majority of directors who are not interested persons of the funds or of us (as defined in the Investment Company Act of 1940, as amended), must approve the investment management agreements annually. Amendments to management agreements must be approved by fund shareholders. Each agreement automatically terminates in the event of its assignment (as defined in the Investment Company Act) and, generally, either party may terminate the agreement without penalty after a 60-day notice. The termination of one or more of these agreements could have a material adverse effect on our results of operations.

Advisory Services. Investment advisory revenues are based upon the daily net assets managed in each fund. Additional fees are earned for advisory-related administrative services as discussed below. Independent directors and trustees of the Price funds regularly review our fee structures.

The advisory fee paid by each of the Price funds generally is computed each day by multiplying a fund's net assets by a specific fee. For the majority of the Price funds, the fee is equal to the sum of a group charge that is set based on the combined net assets of those funds and an individual fund charge that is set based on the fund's specific investment objective. The 2001 fee rates by fund varied from a low of 32 basis points for the U.S. Treasury Money Fund to a high of 107 basis points for the Latin America and International Discovery funds. As the combined net assets of the funds increase, the group charge component of the fee and the overall fund fee decreases. Details of each fund's fee arrangement are available in its prospectus.

Each of the Price funds has a distinct investment objective that has been developed as part of our strategy to provide a broad, comprehensive selection of investing opportunities. All Price funds are sold exclusively on a no-load basis, without a sales commission. No-load mutual funds offer investors a low-cost and relatively easy method of investing in a variety of stock and bond portfolios. Our Advisor class of fund shares is sold through financial intermediaries and incurs a 12b-1 fee of 25 basis points for distribution and recordkeeping. We believe that our lower fund cost structure, distribution methods, and fund shareholder and administrative services promote stability of fund assets through market cycles.

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

Several of the Price funds have different fee arrangements. The Equity Market Index funds and the Summit funds each have single, all-inclusive fees covering all investment management and operating expenses. The Spectrum Growth, Spectrum Income and Spectrum International funds invest in a broadly diversified portfolio of other Price funds and have no separate investment advisory fee. However, they indirectly bear the expenses of the funds in which they invest. Mutual funds for institutional investors each have separate advisory fee arrangements.

We usually commit that a newly organized fund's expenses will not exceed a specified percentage of its net assets during an initial operating period. We absorb all advisory fees and other mutual fund expenses in excess of these self-imposed limits.

We bear all advertising and promotion expenses for the Price funds. Our costs include advertising and direct mail communications to potential fund shareholders as well as a substantial staff and communications capability to respond to investor inquiries. Marketing efforts are focused in the print media and, in recent years, promotional activities have expanded onto television and the Internet. In addition, we direct considerable marketing efforts to defined contribution plans that invest in mutual funds. Advertising and promotion expenditures vary over time based on investor interest; market conditions; new investment offerings; and the development and expansion of new marketing initiatives, including those arising from international expansion and enhancements to our web site (www.troweprice.com).

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

Our trustee services are provided by another subsidiary, the T. Rowe Price

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

In June 2000, we commenced operations of another subsidiary, the T. Rowe Price Savings Bank. The Bank issues federally-insured certificates of deposit.

Fund Assets. At December 31, 2001, assets under our management in the Price funds aggregated $106.3 billion, a decrease of $8.2 billion from the beginning of the year. The following table presents the year each Price fund was started as well as the net assets (in millions) of each fund at December 31, 2000 and 2001. The Spectrum funds are not listed in the table because their assets are included in the underlying funds.

                                                                       2000              2001
                                                                   -------------     ------------
Domestic stock and blended funds:
   Growth Stock (1950)                                             $      5,428      $      4,685
   New Horizons (1960)                                                    6,122             5,583
   New Era (1969)                                                         1,195             1,070
   Growth & Income (1982)                                                 2,989             2,395
   Equity Income (1985)                                                  10,188            10,436
   New America Growth (1985)                                              1,519             1,183
   Capital Appreciation (1986)                                              914             1,405
   Science & Technology (1987)                                            9,721             5,764
   Small-Cap Value (1988)                                                 1,362             2,037
   Equity Index 500 (1990)                                                4,045             3,473
   Balanced (1991)                                                        1,896             1,791
   Dividend Growth (1992)                                                   751               692
   Mid-Cap Growth (1992)                                                  6,591             6,756
   Small-Cap Stock (1992)                                                 2,263             3,197
   Blue Chip Growth (1993)                                                7,116             6,711
   Media & Telecommunications (1993)                                        798               675
   Capital Opportunity (1994)                                                93                77
   Personal Strategy - Balanced (1994)                                      620               660
   Personal Strategy - Growth (1994)                                        284               316
   Personal Strategy - Income (1994)                                        229               252
   Value (1994)                                                             989             1,330
   Health Sciences (1995)                                                   972               961
   Financial Services (1996)                                                337               309
   Mid-Cap Equity Growth (1996)                                             308               308

   Mid-Cap Value (1996)                                                     282               503
   Diversified Small-Cap Growth (1997)                                       85                72
   Real Estate (1997)                                                        54                69
   Tax-Efficient Balanced (1997)                                             52                49
   Extended Equity Market Index (1998)                                       86                77
   Total Equity Market Index (1998)                                         206               198
   Tax-Efficient Growth (1999)                                               91                77
   Developing Technologies (2000)                                            18                27
   Institutional Large-Cap Value (2000)                                       2                 2
   Institutional Small-Cap Stock (2000)                                     230               288
   Institutional Large-Cap Growth (2001)                                      -                 2
                                                                       --------          --------
                                                                         67,836            63,430
                                                                       --------          --------
International stock funds:
   International Stock (1980)                                             9,735             6,515
   International Discovery (1988)                                           765               486
   Foreign Equity (1989)                                                  3,042             1,842
   European Stock (1990)                                                  1,232               847
   New Asia (1990)                                                          800               639
   Japan (1991)                                                             243               133
   Latin America (1993)                                                     207               177
   Emerging Markets Stock (1995)                                            152               155
   Global Stock (1995)                                                       99                77
   International Growth & Income (1998)                                      10                10
   Emerging Europe & Mediterranean (2000)                                    23                20
   Global Technology (2000)                                                 131                84
   International Equity Index (2000)                                          6                 8
                                                                       --------          --------
                                                                         16,445            10,993
                                                                       --------          --------
Bond and money market funds:
   New Income (1973)                                                      1,715             1,803
   Prime Reserve (1976)                                                   5,639             5,878
   Tax-Free Income (1976)                                                 1,396             1,416
   Tax-Exempt Money (1981)                                                  731               759
   U.S. Treasury Money (1982)                                               934             1,005
   Tax-Free Short-Intermediate (1983)                                       405               448
   High Yield (1984)                                                      1,448             1,623
   Short-Term Bond (1984)                                                   466               599
   GNMA (1985)                                                            1,091             1,139
   Tax-Free High Yield (1985)                                             1,084             1,089
   California Tax-Free Bond (1986)                                          236               249
   California Tax-Free Money (1986)                                         102                99
   International Bond (1986)                                                753               767
   New York Tax-Free Bond (1986)                                            201               208
   New York Tax-Free Money (1986)                                           112               114
   Maryland Tax-Free Bond (1987)                                          1,082             1,186
   U.S. Treasury Intermediate (1989)                                        225               280
   U.S. Treasury Long-Term (1989)                                           315               306
   New Jersey Tax-Free Bond (1991)                                          117               128
   Virginia Tax-Free Bond (1991)                                            307               352
   Tax-Free Intermediate Bond (1992)                                        117               131
   Florida Intermediate Tax-Free Bond (1993)                                101               106
   Georgia Tax-Free Bond (1993)                                              66                75

   Maryland Short-Term Tax-Free Bond (1993)                                 118               148
   Summit Cash Reserves (1993)                                            2,551             2,825
   Summit GNMA (1993)                                                        68                91
   Summit Municipal Income (1993)                                            71                81
   Summit Municipal Intermediate (1993)                                      82                94
   Summit Municipal Money Market (1993)                                     210               211
   Emerging Markets Bond (1994)                                             164               156
   Corporate Income (1995)                                                   50                73
   U.S. Bond Index (2000)                                                    14                52
   Tax-Efficient Multi-Cap Growth (2000)                                      -                19
   Maryland Tax-Free Money (2001)                                             -                39
                                                                      ---------          --------
                                                                         21,971            23,549
                                                                      ---------          --------
                                                                      $ 106,252          $ 97,972
                                                                      =========          ========

OTHER INVESTMENT PORTFOLIOS. We managed $58.3 billion at December 31, 2001 in investment portfolios outside of the Price funds, down $2.1 billion from the beginning of the year. We provide investment advisory services to these client accounts on a separately-managed or subadvised basis, and through sponsored investment portfolios generally organized by us as common trust funds or partnerships. Several special-purpose subsidiaries serve as the general partners of our sponsored investment partnerships. These partnerships were formed in prior years through private placements and are now in the liquidation phase of their existence.

Our fees for managing these investment portfolios are computed using the value of assets under our management. More than half of these advisory fees are based on the daily valuations of the managed investment portfolios, while about a third of the fees are based on end of billing period valuations. The remainder are based on account values at the beginning of the billing period.

We charge fees for investment management based on, among other things, the specific investment services to be provided. Our standard form of investment advisory agreement for client accounts provides that the agreement may be terminated at any time and that any unearned fees paid in advance will be refunded.

Our subsidiaries also provide targeted advisory services to our investment clients. Stable value investment contracts, totaling $8 billion at December 31, 2000 and $9.1 billion at December 31, 2001, are managed by T. Rowe Price Stable Asset Management. International equity and fixed income securities held in other investment portfolios managed by T. Rowe Price International totaled $14.2 billion at the end of 2001, down $1.3 billion from the beginning of the year.

REGULATION. T. Rowe Price Associates, T. Rowe Price International, T. Rowe Price Stable Asset Management, and T. Rowe Price Advisory Services are registered with the SEC as investment advisors under the Investment Advisers Act of 1940. T. Rowe Price Global Investment Services, T. Rowe Price Global Asset Management, and T. Rowe Price International are regulated by the Financial Services Authority in Great Britain. Our transfer agent services subsidiaries are registered under the Securities Exchange Act of 1934, and our trust company is regulated by the State of Maryland, Commissioner of Financial Regulation. T. Rowe Price Savings Bank is regulated by the Office of Thrift Supervision, U.S. Department of the Treasury.

The Price funds are distributed by our subsidiary, T. Rowe Price Investment Services, which is a registered broker-dealer and member of the National Association of Securities Dealers and the Securities Investor Protection Corporation. We provide discount brokerage services through this subsidiary primarily to complement the other services provided to shareholders of the Price funds. All discount brokerage transactions are cleared through and customer accounts are maintained by an independent clearing broker. In late 2000, we changed clearing firms to the Pershing Division of Donaldson, Lufkin & Jenrette Securities Corporation.

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

COMPETITION. As a member of the financial services industry, we are subject to substantial competition in all aspects of our business. A significant number of mutual funds are sold to the public by investment management firms, broker-dealers, other mutual fund companies, banks and insurance companies and include the distribution of both proprietary and other sponsors' mutual funds. We compete with brokerage and investment banking firms, insurance companies, banks, and other financial institutions in all aspects of our business and in every country in which we offer our advisory services. Many of these financial institutions have substantially greater resources than we do. We compete with other providers of investment management services primarily on the basis of the availability and objectives of investment portfolios offered, investment performance, and the scope and quality of our services.

We believe that competition within the investment management industry will increase as a result of consolidation and acquisition activity. In order to maintain and enhance our competitive position, we may review acquisition and venture opportunities and, if appropriate, engage in discussions or negotiations that could lead to acquisitions or new financial relationships.

EMPLOYEES. At December 31, 2001, we employed about 3,650 active, full-time employees, down more than 9% from the end of 2000. We may add additional temporary and part-time personnel to our staff from time to time to meet periodic and special project demands for technology and mutual fund administrative services.

ITEM 2.  PROPERTIES.

Our primary corporate offices consist of approximately 302,000 square feet of space leased through late 2006 at 100 East Pratt Street in Baltimore, Maryland. Our international offices in London, Buenos Aires, Copenhagen, Hong Kong, Paris, Singapore, and Tokyo are also leased. Our leased customer service call center in Tampa, Florida will be moving to leased spaced within a newly constructed office complex in the third quarter of 2002.

In recent years, we have expanded our operating and servicing facilities to include owned properties in suburban campus settings comprising 567,000 square feet in Owings Mills, Maryland and 124,000 square feet in Colorado Springs, Colorado. We also own a 46,000 square foot technology center on a separate parcel of land in Owings Mills in close proximity to the campus facilities. Acreage that we own surrounding these three facilities will accommodate additional future development.

Given our expansion into the larger suburban Owings Mills campus facilities, we may vacate and sell our separate 110,000 square foot Owings Mills financial services/technology center in late 2002 or 2003.

During 2001, we opened three new investor centers for walk-in traffic and investor meetings in leased facilities located in the suburban Chicago (Oak Brook, Illinois), Washington (McLean, Virginia), and New Jersey/New York (Short Hills, New Jersey) areas. Other investor centers are located in the San Francisco, Los Angeles and Boston areas, as well as in Colorado Springs, Baltimore, Washington, Owings Mills, and Tampa. We now maintain 11 investor centers, continuing our efforts to be available to a large number of our investors within a one hour's drive.

Information concerning our anticipated capital expenditures in 2001 is set forth in the capital resources and liquidity discussion in Item 7 of this Form 10-K. Our future minimum rental payments under noncancelable operating leases at December 31, 2001 are set forth in note 8 to our consolidated financial statements included in Item 8 of this Form 10-K.

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

None during the fourth quarter of 2001.

ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

The following information includes the names, ages, and positions of our executive officers. There are no arrangements or understandings pursuant to which any person serves as an officer. The first seven individuals are members of our management committee.

George A. Roche (60), Chairman (1997), President (1997), Managing Director
 (1989), and Chief Financial Officer (1984-1997).
James S. Riepe (58), Vice Chairman (1997) and Managing Director (1989).
M. David Testa (57), Vice Chairman (1997) and Managing Director (1989).
Edward C. Bernard (46), Managing Director (1995).
James A.C. Kennedy (48), Managing Director (1990).
William T. Reynolds (53), Managing Director (1990).
David J.L. Warren (44), Managing Director (2000).  Mr. Warren is Chief
 Executive Officer (2000) and President (1998), and was Executive Vice President (1988-1998), of T. Rowe Price International.
Michael A. Goff (42), Managing Director (1997) and Vice President
 (1994-1997).
Henry H. Hopkins (59), Managing Director (1989).
Wayne D. O'Melia (49), Managing Director (1998) and Vice President
 (1991-1998).
Charles E. Vieth (45), Managing Director (1993).
Cristina Wasiak (48), Managing Director (2001) and Chief Financial Officer
 (2001). Ms. Wasiak was the Chief Financial Officer of DSC Logistics (2000-
 2001), a Senior Vice President with ABN Amro North America (1998-2000) and an Executive Vice President with KeyCorp (1995-1998).
Joseph P. Croteau (47), Vice President (1987), Controller (1994-2000), and
 Treasurer (2000).

Similar information for other significant employees who are managing directors follows.

Christopher D. Alderson (39), Managing Director (2000). Mr. Alderson has been a
 Vice President of T. Rowe Price International since 1989.
Preston G. Athey (52), Managing Director (1997) and Vice President
 (1991-1997).
Brian W.H. Berghuis (43), Managing Director (1997) and Vice President
 (1991-1997).
Stephen W. Boesel (57), Managing Director (1993).
John H. Cammack, (49), Managing Director (2000) and Vice President
 (1994-2000).
John R. Ford, (44), Managing Director (2000).  Mr. Ford has been an Executive
 Vice President of T. Rowe Price International since 1988.
Ian Kelson, (45), Managing Director (2000). Mr. Kelson was previously Head of Fixed Income for Morgan Grenfell/Deutsche Asset Management in London which he joined in 1985.

John H. Laporte (56), Managing Director (1989).
Gregory A. McCrickard (43), Managing Director (1998) and Vice President
 (1991-1998).
Mary J. Miller (46), Managing Director (1993).
Nancy M. Morris (49), Managing Director (2000) and Vice President
 (1993-2000).
George A. Murnaghan (45), Managing Director (1997) and Vice President
 (1986-1997).
Edmund M. Notzon (56), Managing Director (1997) and Vice President
 (1991-1997).
Larry J. Puglia (41), Managing Director (1998) and Vice President
 (1993-1998).
John R. Rockwell (59), Managing Director (1998) and Vice President
 (1991-1998).
Brian C. Rogers (46), Managing Director (1991).
R. Todd Ruppert (45), Managing Director (1997) and Vice President
 (1988-1997).
Robert W. Smith (40), Managing Director (1998) and Vice President
 (1993-1998).
William J. Stromberg (42), Managing Director (1998) and Vice President
 (1990-1998).
Mark J. Vaselkiv (43), Managing Director (2000) and Vice President
 (1989-2000).
Martin G. Wade (59), Managing Director (2000).  Mr. Wade was Chief Executive
 Officer (1998-2000) and President (1982-1998) of T. Rowe Price
 International.
Richard T. Whitney (43), Managing Director (1995).

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock ($.20 par value) trades on The Nasdaq National Market under the symbol "TROW". The high and low trade price information and dividends per share during the past two years were:

                                                    1st           2nd            3rd           4th
                                                  Quarter       Quarter        Quarter       Quarter
                                                   -------       -------      -------        -------
2000 - High price                                   $42.88        $48.00         $49.94        $48.44
       Low price                                     30.06         32.88          39.25         35.06
       Cash dividends declared                         .13           .13            .13           .15

2001 - High price                                    43.94         37.93          40.48         35.23
       Low price                                     28.56         27.81          23.44         27.08
       Cash dividends declared                         .15           .15            .15           .16

On February 11, 2002, there were approximately 3,900 holders of record of our outstanding common stock.

We expect to declare and pay cash dividends at the $.16 per-share quarterly rate for the first three quarters of 2002. The increase made to our quarterly dividend rate in December 2001 was the sixteenth consecutive annual increase since we became a public company in April 1986.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                            Year ended December 31,
                                -----------------------------------------------------------------------------
                                     1997           1998            1999            2000            2001
                                ------------    ------------    -----------     -----------     -----------
                                      (in millions, except per-share data)

Revenues                        $      755.0    $      886.1    $   1,036.4     $   1,212.3     $   1,027.5
Net income                      $      144.4    $      174.1    $     239.4     $     269.0     $     195.9
Basic earnings
 per share                      $       1.24    $       1.46    $      1.99     $      2.22     $      1.59
Diluted earnings
 per share                      $       1.13    $       1.34    $      1.85     $      2.08     $      1.52
Cash dividends
 declared per share             $        .28    $       .355    $       .43     $       .54     $       .61
Weighted average
 shares outstanding                    116.3           119.1          120.6           121.2           123.1
Weighted average
 shares outstanding -
 assuming dilution                     128.1           130.0          129.2           129.6           129.0

                                                               December 31,
                                ---------------------------------------------------------------------
                                      1997          1998          1999           2000          2001
                                    --------      --------      --------       --------      --------
                                               (in millions, except as noted)
Balance sheet data
 Goodwill                       $        4.0   $       3.2   $       2.5    $     695.0     $   665.7
 Total assets                          646.1         796.8         998.0        1,469.5       1,313.1
 Debt                                      -             -          17.7          312.3         103.9
 Stockholders'
  equity                               486.7         614.3         770.2          991.1       1,077.8
Assets under manage-
 ment (in billions)                    124.3         147.8         179.9          166.7         156.3


All share and per-share data has been retroactively adjusted to give effect to the 2-for-1 stock split in April 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to U.S. individual and institutional investors in our sponsored mutual funds and other investment portfolios.

We manage a broad range of U.S. domestic and international stock, bond, and money market mutual funds and other investment portfolios which meet the varied needs and objectives of individual and institutional investors. Investment advisory revenues depend largely on the total value and composition of assets under management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations. Total assets under our management were $156.3 billion at December 31, 2001, including $114.2 billion in equity securities and $42.1 billion in fixed-income investments. This reflects a $10.4 billion, or 6%, decrease from the $166.7 billion that we managed at the end of 2000.

ACQUISITION.

On August 8, 2000, we purchased Robert Fleming Holdings' 50% interest in our consolidated subsidiary, T. Rowe Price International, which at that time managed $37.5 billion. This purchase transaction resulted in goodwill of $704 million. Coincident with the change in ownership, our international investment research contracts with Robert Fleming affiliates were terminated. During the period through June 30, 2001, we incurred substantial costs to establish and transition to the new operating infrastructure for our international investment operations. Robert Fleming affiliates previously provided the space and infrastructure for this subsidiary's international offices.

INTERNATIONAL EXPANSION.

Through our new subsidiary, T. Rowe Price Global Investment Services, we expanded our marketing efforts in 2001 to European investors, a move which complements our efforts in Japan that began in 1999 through the Daiwa SB Investments venture and our subsidiary, T. Rowe Price Global Asset Management. Investors outside the United States now account for more than 1% of our assets under management. Our expenditures to broaden our investor base may be significant and will precede revenues from any new investment advisory clients that we may obtain.

RESULTS OF OPERATIONS.

2001 versus 2000. Net income decreased $73.2 million, or 27%, to $196 million, and diluted earnings per share fell from $2.08 to $1.52. A full year's amortization of goodwill arising from the T. Rowe Price International acquisition accounted for $.13 of the decline. Total revenues declined 15% from $1.2 billion to just over $1.0 billion.

Investment advisory revenues earned from the T. Rowe Price mutual funds decreased $101 million as average fund assets under management were $98.7 billion during 2001, $15.2 billion less than in 2000. Weakness in financial market valuations that began in 2000 continued through 2001. The terrorist attacks in the United States on September 11, 2001 pushed financial markets down to their lowest levels of the year before they recovered somewhat in the fourth quarter. Mutual fund assets ended the year at $98.0 billion, down $750 million from the 2001 average and $8.3 billion from the start of 2001.

The Science & Technology Fund and the international funds accounted for $4.1 billion and $3.4 billion, respectively, of the $8.6 billion net decline in mutual fund valuations during 2001. Dividends paid by the mutual funds, net of reinvestments, were $.2 billion in 2001. Net inflows from fund investors were $.5 billion in 2001. Domestic stock funds had net investor subscriptions of more than $1.8 billion while money market and bond fund investors added almost $.7 billion. Two U.S. growth funds led the inflows with the Small-Cap Stock and Blue Chip Growth Funds adding a total of $1.4 billion from investors. International stock funds had net outflows of $2.0 billion.

Assets in the other investment portfolios that we manage fell $2.1 billion during 2001, and our advisory fees thereon were down $30.4 million. While the same financial market declines played a significant role in reducing these assets, cash inflows, primarily from third-party distribution efforts and international initiatives, added about $2.9 billion to assets under management in 2001. Additionally, adverse market conditions pushed performance-related advisory fees down $10.3 million in 2001. We earn these fees primarily from a managed disposition service for distributions of venture capital investments and, though recurring, these fees vary significantly as market conditions and investment portfolios change.

Administrative revenues were down $17.2 million from 2000. Discount brokerage commissions fell $10.0 million from the prior year as investor trading activity and average commission rates were lower. Other administrative revenues declined $7.2 million but were mostly offset by lower costs of the services that we provide to the mutual funds and defined contribution retirement plans.

Investment income declined $26.3 million to $32.8 million, with smaller cash and mutual fund holdings as well as lower interest rates in 2001 accounting for the decline. Gains from our venture capital investments in 2000 that did not recur in 2001 were mostly offset by $11.3 million of greater realized gains from 2001 dispositions of our available-for-sale mutual fund holdings. We expect that investment income in the first half of 2002 will generally be lower than that of the comparable 2001 period.

Operating expenses declined about 8% from $754 million in 2000 to $697 million in 2001. Compensation and related costs is our largest expense and was up only 1% or $4.3 million from 2000. Our average staff size was up about 2% versus 2000 but performance-based bonus expense and the use of temporary personnel by our information technology operations were down in 2001. Staff reductions, primarily in November 2001, together with attrition during the year reduced our staff to 3,650 associates at December 31, 2001, a 9% reduction from the end of 2000. Our advertising and promotion expense decreased almost 27% or $23.6 million to $64.6 million in 2001 as we curtailed these expenditures due to weak financial market conditions that have made investors more cautious and less active. We vary our spending based on market conditions and investor demand as well as our efforts to expand our investor base in the United States and internationally. We expect our advertising and promotion expenditures in the first half of 2002 to be less than in the comparable 2001 period. Market conditions in the second half of the year will dictate our spending then.

International investment research fees were eliminated in August 2000 at the time of the T. Rowe Price International acquisition. Occupancy and equipment expense was $7.8 million higher in 2001 due primarily to additional amortization from recently completed software and technology projects, as well as the expansion of our operating facilities into new space in London in the first quarter of 2001 and in Colorado Springs in the fourth quarter of 2000. For the first time in several years, no facilities expansion is currently underway. The next planned move will occur in late third quarter 2002 when our Tampa service center relocates to a new leased facility.

A full year's amortization of goodwill arising from the T. Rowe Price International acquisition and interest expense on our related indebtedness added $17.0 million and $3.0 million, respectively, to our 2001 expenses. As a result of the issuance and adoption of new financial accounting standards, we will cease recording a recurring charge amortizing goodwill after 2001 and will evaluate the carrying amount of goodwill in our balance sheet for impairment on an annual basis using a fair value approach. We must adopt the new accounting standards on January 1, 2002 and complete certain transitional testing of the goodwill carrying amount as of that date. In order to perform this testing, we must first identify our reporting units for purposes of assigning goodwill among them as of the beginning of 2002. We then have until June 30, 2002 to complete a comparison of the fair values of our reporting units with goodwill to the carrying amounts of those reporting units as of January 1, 2002. If the fair values of the reporting units are at least equal to the carrying amounts of those units, then no indication of goodwill impairment exists and our adoption of the new accounting standard is complete. While we have not completed the prescribed transitional testing at this time, we do not believe that we will recognize any impairment loss as the result of adopting the new accounting standards.

Other operating expenses decreased 25% or $29.1 million from 2000. As the international transition and several technology initiatives have been brought to a close, we have substantially reduced other operating expenses.

The 2001 provision for income taxes as a percentage of pretax income is higher than that of 2000 largely due to the full year's amortization of nondeductible goodwill. The effective tax rate will decrease in 2002 when the goodwill amortization ceases.

Minority interests declined due to the 2000 acquisition and the elimination of the interests in a remaining venture in the first quarter of 2001.

2000 versus 1999. Net income increased nearly $30 million or 12% to $269 million and diluted earnings per share rose from $1.85 to $2.08. Total revenues increased 17% from $1 billion to a record $1.2 billion, led by an increase of $115 million in investment advisory fees.

Investment advisory revenues earned from the T. Rowe Price mutual funds increased $86 million as average fund assets under management were $113.9 billion during 2000, $13.1 billion more than in 1999. However, declines in financial market valuations pushed fund assets down $5.5 billion during the year. Net redemptions by fund investors were $1.7 billion during 2000. Defined contribution plans moved $2 billion to other advisers on the last day of the year, offsetting net inflows that had occurred until that time. The merger of a client into another firm and the restructuring of investments by a large state pension plan were the primary causes of the outflows at year-end 2000. Other fund asset decreases were the result of our redemption of almost $.5 billion to partially fund the T. Rowe Price International acquisition and $.5 billion of dividends, net of reinvestments, that were paid out during 2000. Mutual fund assets ended 2000 at $106.3 billion, including $84.3 billion in stock funds.

Assets in the other investment portfolios that we manage were also higher during most of 2000 and contributed $25 million of additional advisory fees. In addition, performance-related advisory fees earned primarily on venture capital investments that we manage were $4 million higher in 2000. Assets in other portfolios that we manage ended 2000 at $60.4 billion, down from $65.4 billion at the beginning of the year due primarily to international portfolios which experienced both market depreciation of $3.3 billion and outflows of $1.5 billion during 2000.

Administrative fees from advisory-related services that we provide to the funds and their shareholders rose $39.6 million from 1999 to $236.9 million. This increase is primarily attributable to transfer agency and recordkeeping services for defined contribution retirement plans and the Price mutual funds and includes $1.1 million of 12b-1 distribution fees received from the new Advisor class of mutual fund shares. Administrative revenues are largely offset by the costs that we incur in providing the services, including fees paid to third parties which distribute the Advisor shares to their clients. Discount brokerage added $1.4 million of the increase on greater transaction volume offset by lower average commissions arising from the shift to transactions originating over the Internet.

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

Operating expenses increased 21% to $754 million. Greater compensation and related costs, which were up $51 million or 16%, were attributable to increases in our rates of compensation, including performance-related bonuses, and an 8% increase in our staff size primarily to support our growing operations. As of December 31, 2000, we employed more than 4,000 associates. Our advertising and promotion expenditures increased $14.1 million from 1999 to $88.2 million.

International investment research fees were down $17 million from 1999 as the contract for these services terminated at the time of the T. Rowe Price International acquisition. Occupancy and equipment expense was $16.1 million higher in 2000 due primarily to the expansion of our operating facilities in Owings Mills in late 1999 and early 2000. Amortization of goodwill arising from the T. Rowe Price International purchase and interest expense on our acquisition indebtedness added $11.1 million and $9.3 million, respectively, to our 2000 expenses. Other operating expenses increased $47 million largely due to significant broad-based technology expenditures that support established and new business activities. Additional expenses in connection with our international expansion also contributed to the higher expense levels. Costs incurred for defined contribution plan recordkeeping systems and the distribution of the Advisor class of fund shares also increased our expense levels; however, these charges were generally offset by additional administrative revenues.

The 2000 provision for income taxes as a percentage of pretax income is higher than that of 1999 largely due to the new goodwill charges that are not deductible in determining our income tax expense.

Minority interests declined $5.9 million due to the acquisition of Robert Fleming's 50% interest in T. Rowe Price International.

CAPITAL RESOURCES AND LIQUIDITY.

During the three years ended December 31, 2001, stockholders' equity increased from $614 million to nearly $1.1 billion. Stockholders' equity at December 31, 2001 includes $12 million of unrealized investment holding gains, after provision for income taxes, and $34 million which is restricted as to use under various regulations and agreements arising in the ordinary course of business. Net liquid assets of about $103 million were available at the beginning of 2002. Unused committed credit facilities at the beginning of 2002 include $410 million expiring in June 2005 and $100 million expiring in June 2002.

Operating activities provided cash flows of $290 million in 2001 as net income decreased from the prior year. Comparatively, 2000 provided net operating cash inflows of $323 million. Net cash expended in investing activities decreased $852 million from 2000 to only $9 million. This significant decline is attributable to the use of $783 million for the 2000 acquisition and the use of mutual fund proceeds to fund investments and capital expenditures in 2001. Cash used in financing activities was $282 million in 2001. This compares with cash provided by financing activities of $260 million in 2000. Net bank borrowings used to partially fund the acquisition provided cash of $295 million in 2000 whereas we repaid $205 million of those borrowings in 2001. There were no repurchases of common stock in 2000 compared with $31 million used to repurchase shares in 2001.

Dividends paid to common stockholders were $74 million, $11 million higher than 2000 as the per-share dividend was increased.

Anticipated property and equipment acquisitions in 2002 are approximately $30 million. These capital expenditures and further debt reductions are expected to be funded from operating cash inflows in 2002.

FORWARD-LOOKING INFORMATION.

From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this Annual Report on Form 10-K, may contain certain "forward-looking information," including information relating to anticipated changes in our revenues and earnings, anticipated changes in the amount and composition of our assets under management, our anticipated expense levels, and our expectations regarding financial markets and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information as a result of various factors, including but not limited to those discussed below. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

Our future revenues will fluctuate due to many factors, including: the total value and composition of assets under our management; cash inflows and outflows in the T. Rowe Price mutual funds and other managed investment portfolios; fluctuations in worldwide financial markets, including those in emerging countries, resulting in appreciation or depreciation of assets under our management; the relative investment performance of the Price mutual funds and other managed investment portfolios as compared to competing offerings and market indices; the extent to which we earn performance-based investment advisory fees; the expense ratios of the Price mutual funds; investor sentiment and investor confidence; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; our introduction of new mutual funds and investment portfolios; our ability to contract with the Price mutual funds for payment for investment advisory-related administrative services provided to the funds and their shareholders; changes in retirement savings trends favoring participant-directed investments and defined contribution plans; the amount and timing of income recognized on our venture capital and other investments; and our level of success in implementing our strategy to significantly expand our business internationally. Our revenues are substantially dependent on fees earned under contracts with the Price funds and could be adversely affected if the independent directors of one or more of the Price funds determined to terminate or significantly alter the terms of the investment management or related administrative services agreements.

Our future operating results are also dependent upon the level of our operating expenses, which are subject to fluctuation for the following or other reasons: changes in the level of advertising expenses in response to market conditions, expansion of marketing efforts both within the U.S. and internationally, and other factors; variations in the level of compensation expense due to, among other things, performance-based bonuses, changes in our employee count and mix, and competitive factors; changes in our operating expenses resulting from our acquisition of the minority interests in T. Rowe Price International, including any goodwill impairment charge, interest expense, and other costs of providing our international investment advisory services; fluctuation in foreign currency exchange rates applicable to the costs of our international operations; expenses and capital costs, such as technology assets, depreciation, amortization, and research and development, incurred to maintain and enhance our administrative and operating services infrastructure; unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and disruptions of services, including those provided by third parties such as facilities, communications, power, and the mutual fund transfer agent system.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our revenues and net income are based primarily on the value of assets under our management. Accordingly, declines of financial market values directly and negatively impact our investment advisory revenues and net income.

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

The following table (in thousands of dollars) presents the equity price risk from investments in sponsored mutual funds by assuming a hypothetical decline in the fair values of mutual fund shares. This potential future loss of value, before any income tax benefits, reflects the valuation of mutual fund investments at year end using each fund's lowest fair value per share during the prior twelve months. In considering this presentation, it is important to note that: all funds did not experience their lowest fair value per share on the same day; it is likely that the composition of the mutual fund investment portfolio would be changed if adverse market conditions persisted; and we could experience future losses in excess of those presented below.


                            Fair value at                    Potential
                            December 31,         % of          lower          % of         Potential loss
                                2001           Portfolio       value        Portfolio         of value
                            -------------      ---------     ---------      ---------      --------------
Stock funds
 Domestic                   $    64,276           52        $    52,973          49       $   11,303     18%
 International                   11,960           10              9,926           9            2,034     17
                               --------          ---           --------         ---       ----------
 Total                           76,236           62             62,899          58           13,337     17
Blended funds                     5,726            5              5,235           5              491      9
Bond funds                       41,285           33             39,456          37            1,829      4
                               --------          ---           --------         ---       ----------
                            $   123,247          100        $   107,590         100       $   15,657     13
                               ========          ===           ========         ===       ==========


The comparable potential loss of value shown in last year's annual report was $17 million on sponsored mutual fund investments of $190 million at the end of 2000. During 2001, we had net unrealized losses of $14 million in the value of our fund investments.

Investments in mutual funds generally moderate market risk because funds, by their nature, invest in a number of different financial instruments. T. Rowe Price further manages its exposure to market risk by diversifying its investments among many domestic and international funds. In addition, investment holdings may be altered from time to time, in response to changes in market risks and other factors, as deemed appropriate by management.

Interest rates on our outstanding debt under the credit facility expiring in June 2005 are reset at one- to six-month intervals. Our borrowing rate on this debt decreased from 6.4% on January 8, 2001 to 2.18% on January 14, 2002 as the U.S. Federal Reserve Bank cut short-term interest rates throughout 2001. Should our cost of funds increase back to the 6.4% that we experienced about 12 months ago, and we make no repayments of principal on the existing outstanding balance of $90 million, our interest expense for a full year would increase by $3.8 million.

The investment portfolio and customer deposit liabilities of our savings bank subsidiary are subject to interest rate risk. If interest rates change 1%, the change in the net value of these assets and liabilities would decrease about $250,000.

The U.S. dollar strengthened against the Japanese yen again in 2001, and an exchange rate gain was recognized on our yen borrowing. In evaluating exchange rate sensitivity, a loss of $1.4 million would be recognized if the yen strengthened 10% from December 31, 2001. Other foreign currency denominated assets and liabilities are not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                                                Page
                                                                                                ----
Index to Financial Statements:
   Reports of Independent Auditors and Accountants
     For 2001                                                                                   24
     For 1999 and 2000                                                                          25
   Consolidated Balance Sheets at December 31, 2000 and 2001                                    26
   Consolidated Statements of Income for each of the
    three years in the period ended December 31, 2001                                           27
   Consolidated Statements of Cash Flows for each of the
    three years in the period ended December 31, 2001                                           28
   Consolidated Statements of Stockholders' Equity for each of
    the three years in the period ended December 31, 2001                                       29
   Summary of Significant Accounting Policies                                                   31
   Notes to Consolidated Financial Statements
    including Supplementary Quarterly Financial Data                                            33

                      INDEPENDENT AUDITORS' REPORT FOR 2001

The Board of Directors and Stockholders of
T. Rowe Price Group, Inc.:

We have audited the accompanying consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of income, cash flows, and stockholders' equity for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP

Baltimore, Maryland
January 24, 2002

               REPORT OF INDEPENDENT ACCOUNTANTS FOR 1999 AND 2000

To the Stockholders and Board of Directors of T. Rowe Price Group, Inc.

In our opinion, the consolidated balance sheet as of December 31, 2000 and the related consolidated statements of income, of cash flows, and of stockholders' equity for each of the two years in the period ended December 31, 2000 present fairly, in all material respects, the financial position, results of operations and cash flows of T. Rowe Price Group, Inc. and its subsidiaries at December 31, 2000 and for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
January 23, 2001

                           CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,
                                                                   --------------------------------------
                                                                       2000                      2001
                                                                   -----------                -----------
                                                                               (in thousands)
ASSETS
Cash and cash equivalents (Note 1)                                 $   80,526                 $   79,741
Accounts receivable (Note 6)                                          131,041                    104,001
Investments in sponsored mutual funds (Note 1)                        190,406                    123,247
Debt securities held by savings bank
 subsidiary (Note 1)                                                   16,398                     30,961
Property and equipment (Note 2)                                       255,660                    241,825
Goodwill     (Note 3)                                                 694,985                    665,692
Other assets (Note 7)                                                 100,443                     67,648
                                                                   ----------                 ----------
                                                                   $1,469,459                 $1,313,115
                                                                   ==========                 ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Accounts payable and accrued expenses                           $   57,243                 $   37,440
   Accrued compensation and related costs                              66,356                     43,498
   Income taxes payable (Note 4)                                       13,220                      5,342
   Dividends payable                                                   18,366                     19,699
   Customer deposits at savings bank subsidiary                        10,932                     25,422
   Debt and accrued interest (Note 7)                                 312,277                    103,889
                                                                   ----------                 ----------
       Total liabilities                                              478,394                    235,290
                                                                   ----------                 ----------

Commitments and contingent liabilities (Note 8)

Stockholders' equity (Notes 5 and 8)
   Preferred stock, undesignated, $.20 par value -
    authorized and unissued 20,000,000 shares                              --                         --
   Common stock, $.20 par value - authorized
    500,000,000 shares; issued 122,439,232 shares
    in 2000 and 123,088,795 shares in 2001                             24,488                     24,618
   Additional capital in excess of par value                           80,855                     67,965
   Retained earnings                                                  852,775                    973,472
   Accumulated other comprehensive income                              32,947                     11,770
                                                                   ----------                 ----------
       Total stockholders' equity                                     991,065                  1,077,825
                                                                   ----------                 ----------
                                                                   $1,469,459                 $1,313,115
                                                                   ==========                 ==========

The accompanying notes are an integral part of the consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                  Year ended December 31,
                                                    ---------------------------------------------------
                                                        1999                2000                2001
                                                    -----------         ------------        -----------
                                                                   (in thousands, except
                                                                    per-share amounts)
Revenues (Notes 1 and 6)
   Investment advisory fees                        $   801,579          $   916,358          $   775,074
   Administrative fees                                 197,297              236,879              219,628
   Investment and other income (Note 7)                 37,503               59,090               32,794
                                                   -----------          -----------          -----------
                                                     1,036,379            1,212,327            1,027,496
                                                   -----------          -----------          -----------

Expenses
   Compensation and related
   costs (Notes 2, 5 and 8)                            329,385              380,636              384,943
   Advertising and promotion                            74,140               88,215               64,638
   Occupancy and equipment (Note 8)                     94,008              110,133              117,887
   International investment research fees               53,734               36,665                   --
   Goodwill amortization (Note 3)                          745               11,879               28,921
   Interest expense (Note 7)                               174                9,721               12,692
   Other operating expenses                             69,423              116,886               87,826
                                                   -----------          -----------          -----------
                                                       621,609              754,135              696,907
                                                   -----------          -----------          -----------

Income before income taxes and
 minority interests                                    414,770              458,192              330,589
Provision for income taxes (Note 4)                    155,166              174,818              135,078
                                                   -----------          -----------          -----------
Income from consolidated companies                     259,604              283,374              195,511
Minority interests in
 consolidated subsidiaries                              20,200               14,345                 (357)
                                                   -----------          -----------          -----------
Net income                                         $   239,404          $   269,029          $   195,868
                                                   ===========          ===========          ===========

Earnings per share
  Basic                                            $      1.99          $      2.22          $      1.59
                                                   ===========          ===========          ===========
  Diluted                                          $      1.85          $      2.08          $      1.52
                                                   ===========          ===========          ===========

The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Year ended December 31,
                                                        -----------------------------------------------------
                                                            1999               2000                  2001
                                                        -----------        -----------           -----------
                                                                           (in thousands)
Cash flows from operating activities
  Net income                                            $ 239,404            $ 269,029            $ 195,868
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Depreciation and amortization of
     property and equipment                                32,628               41,813               51,567
    Minority interests in consolidated
     subsidiaries                                          20,200               14,345                 (357)
    Amortization of goodwill                                  745               11,879               28,921
    Other changes in assets and liabilities                 3,960              (14,331)              14,355
                                                        ---------            ---------            ---------
  Net cash provided by operating activities               296,937              322,735              290,354
                                                        ---------            ---------            ---------

Cash flows from investing activities
  Acquisition of minority interests in
   T. Rowe Price International                                 --             (783,194)                  --
  Investments in sponsored mutual funds                   (16,059)             (42,576)             (35,968)
  Dispositions of sponsored mutual funds                    1,287               67,068               88,968
  Increase in debt securities held by savings
   bank subsidiary                                             --              (16,398)             (14,135)
  Additions to property and equipment                     (77,417)             (85,612)             (41,375)
  Other investment activity                               (25,962)                (374)              (6,460)
                                                        ---------            ---------            ---------
  Net cash used in investing activities                  (118,151)            (861,086)              (8,970)
                                                        ---------            ---------            ---------

Cash flows from financing activities
  Repurchases of common shares                            (67,418)                  --              (30,923)
  Stock options exercised                                   9,967               19,279               13,102
  Proceeds from bank borrowings                            15,019              300,000                   --
  Debt principal repaid                                        --               (5,000)            (205,000)
  Dividends paid to stockholders                          (48,241)             (62,880)             (73,838)
  Savings bank subsidiary deposits                             --               10,932               14,490
  Distributions to minority interests                     (13,479)                  --                   --
  Other financing activities                                   --               (1,926)                  --
                                                        ---------            ---------            ---------
  Net cash provided by (used in)
   financing activities                                  (104,152)             260,405             (282,169)
                                                        ---------            ---------            ---------

Cash and cash equivalents
  Net increase (decrease) during year                      74,634             (277,946)                (785)
  At beginning of year                                    283,838              358,472               80,526
                                                        ---------            ---------            ---------
  At end of year                                        $ 358,472            $  80,526            $  79,741
                                                        =========            =========            =========

The accompanying notes are an integral part of the consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                      Additional                             Accumu-
                                                         capital                               lated
                                                              in                               other            Total
                                                          excess                             compre-           stock-
                                        Common            of par         Retained            hensive         holders'
                                         stock             value         earnings             income           equity
                                       -------           -------         --------           --------         --------
                                                                      (in thousands)
Balance at December 31, 1998,
 120,183,266 common shares           $  24,037         $  41,073         $ 517,631         $  31,563         $ 614,304
Comprehensive income
 Net income                                                                239,404
 Change in unrealized
  security holding gains,
  net of taxes                                                                                17,164
 Total comprehensive income                                                                                    256,568
2,141,042 common shares
 issued under stock-based
 compensation plans                        428            18,145                                                18,573
2,216,490 common shares
 repurchased                              (443)          (11,161)          (55,814)                            (67,418)
Dividends declared                                                         (51,843)                            (51,843)
                                     ---------         ---------         ---------         ---------         ---------
Balance at December 31, 1999,
 120,107,818 common shares              24,022            48,057           649,378            48,727           770,184
Comprehensive income
 Net income                                                                269,029
 Change in unrealized
  security holding gains,
  net of taxes                                                                               (15,780)
 Total comprehensive income                                                                                    253,249
2,331,414 common shares
 issued under stock-based
 compensation plans                        466            32,798                                                33,264
Dividends declared                                                         (65,632)                            (65,632)
Balance at December 31, 2000,        ---------         ---------         ---------         ---------         ---------
 122,439,232 common shares           $  24,488         $  80,855         $ 852,775         $  32,947         $ 991,065

                             Continued on next page.

The accompanying notes are an integral part of the consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                         Additional                                Accumu-
                                                            capital                                  lated
                                                                 in                                  other                 Total
                                                             excess                                compre-                stock-
                                         Common              of par             Retained           hensive              holders'
                                          stock               value             earnings            income                equity
                                        -------             -------             --------          --------              --------
                                                                      (in thousands)
                                           Continued from prior page.
Balance at December 31, 2000,
 122,439,232 common shares           $    24,488         $    80,855         $   852,775         $    32,947         $   991,065
Comprehensive income
 Net income                                                                      195,868
 Change in unrealized
  security holding gains,
  net of taxes                                                                                       (21,177)
 Total comprehensive income                                                                                              174,691
1,720,063 common shares
 issued under stock-based
 compensation plans                          344              18,922                                                      19,266
1,070,500 common shares
 repurchased                                (214)            (31,812)                                                    (32,026)
Dividends declared                                                               (75,171)                                (75,171)
Balance at December 31, 2001,        -----------         -----------         -----------         -----------         -----------
 123,088,795 common shares           $    24,618         $    67,965         $   973,472         $    11,770         $ 1,077,825
                                     ===========         ===========         ===========         ===========         ===========

The accompanying notes are an integral part of the consolidated financial statements.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

T. Rowe Price Group derives its consolidated revenues and net income primarily from investment advisory services that its subsidiaries provide to individual and institutional investors in the sponsored T. Rowe Price mutual funds and other investment portfolios. We also provide our investment advisory clients with related administrative services, including mutual fund transfer agent, accounting and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; discount brokerage; and trust services. The investors that we serve are primarily domiciled in the United States of America.

Investment advisory revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations.

As the result of the one-for-one exchange of shares of outstanding T. Rowe Price Associates common stock for that of T. Rowe Price Group on December 28, 2000, T. Rowe Price Group became the sole owner of T. Rowe Price Associates and T. Rowe Price Associates' former stockholders became the stockholders of T. Rowe Price Group. The exchange was accounted for at historical cost in a manner similar to a pooling-of-interests transaction and T. Rowe Price Group succeeded to the obligation for periodic public reporting.

BASIS OF PREPARATION.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the use of estimates made by our management. Actual results may vary from those estimates. Our financial statements include the accounts of all subsidiaries in which we have a majority or controlling interest. All material intercompany accounts and transactions are eliminated in consolidation. Certain 1999 and 2000 amounts have been reclassified to conform to the 2001 presentation.

CASH EQUIVALENTS.

Cash equivalents consist primarily of short-term, highly liquid investments in sponsored money market mutual funds. The cost of these funds is equivalent to fair value.

INVESTMENTS IN SPONSORED MUTUAL FUNDS.

Investments in sponsored mutual funds are classified as available-for-sale and are reported at fair value. Unrealized security holding gains are recognized in comprehensive income.

CONCENTRATIONS OF RISK.

Concentration of credit risk in accounts receivable is believed to be minimal in that clients generally have substantial assets, including those in the investment portfolios that we manage.

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

Investments in debt securities expose us to market risk which may arise from changes in credit ratings and interest rates.

PROPERTY AND EQUIPMENT.

Property and equipment is stated at cost net of accumulated depreciation and amortization computed using the straight-line method. Provisions for depreciation and amortization are based on the following weighted average estimated useful lives: computer and communications software and equipment, 3 to 4 years; furniture and other equipment, 5 years; buildings, 33 years; leasehold improvements, 8 to 9 years; and leased land, 99 years.

REVENUE RECOGNITION.

Fees for investment advisory services and related administrative services that we provide to investment advisory clients are recognized in the period that our services are provided.

ADVERTISING.

Costs of advertising are expensed the first time that the advertising takes place.

INTERNATIONAL INVESTMENT RESEARCH FEES.

International investment research and support was provided by affiliates of Robert Fleming Holdings until our acquisition of their interests in T. Rowe Price International on August 8, 2000. Fees that we paid for these services were based on international assets under management.

EARNINGS PER SHARE.

Basic earnings per share excludes the dilutive effect of outstanding stock options and is computed by dividing net income by the weighted average common shares outstanding of 120,599,000 in 1999, 121,196,000 in 2000, and 123,072,000
in 2001. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options were exercised. It is computed by increasing the denominator of the basic calculation by potential dilutive common shares, determined using the treasury stock method, of 8,564,000 in 1999, 8,452,000 in 2000, and 5,973,000 in 2001.

COMPREHENSIVE INCOME.

Total comprehensive income is reported in our consolidated statements of stockholders' equity and includes net income and the change in unrealized security holding gains, net of income taxes and any minority interests.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INVESTMENTS.

Cash equivalent investments in our sponsored money market mutual funds aggregate $70,597,000 at December 31, 2000 and $72,411,000 at December 31, 2001.

Investments in our other sponsored mutual funds (in thousands) at December 31 include:

                                                                                 Aggregate
                                          Aggregate         Unrealized             fair
                                            cost           holding gains           value
                                         -----------      ---------------       ------------
              2000
              -----------
              Stock funds
               Domestic                  $    95,292         $   39,963         $    135,255
               International                  26,377              6,635               33,012
                                         -----------         ----------         ------------
               Total                         121,669             46,598              168,267
              Blended funds                    8,684              3,491               12,175
              Bond funds                       9,630                334                9,964
                                         -----------         ----------         ------------
                                         $   139,983         $   50,423         $    190,406
                                         ===========         ==========         ============

              2001
              -----------
              Stock funds
               Domestic                  $    50,107         $   14,169         $     64,276
               International                  11,893                 67               11,960
                                         -----------         ----------         ------------
               Total                          62,000             14,236               76,236
              Blended funds                    4,439              1,287                5,726
              Bond funds                      39,245              2,040               41,285
                                         -----------         ----------         ------------
                                         $   105,684         $   17,563         $    123,247
                                         ===========         ==========         ============

The following table reconciles our unrealized holding gains (losses) on investments in sponsored mutual funds (in thousands) to that recognized in comprehensive income.

                                                                       1999            2000           2001
                                                                   -----------     -----------    ------------
Unrealized holding gains (losses)
 during the year                                                   $    26,237     $   (19,027)   $    (14,159)
                                                                   -----------     -----------    ------------
Less gains (losses) realized in net
 income using average cost                                              (1,567)          7,417          18,701
                                                                   -----------     -----------    ------------
                                                                        27,804        (26,444)         (32,860)
Deferred tax benefits (income taxes)                                    (9,808)          9,365          11,512
                                                                   -----------     -----------    ------------
                                                                        17,996         (17,079)        (21,348)
Minority interests                                                        (832)          1,124              --
                                                                   -----------     -----------    ------------
Unrealized holding gains (losses)
 recognized in comprehensive income                                $    17,164     $   (15,955)   $    (21,348)
                                                                   ===========     ===========    ============

In addition, our savings bank subsidiary holds investments in marketable debt securities which are accounted for as available-for-sale. Unrealized gains of $290,000 in 2000 and $572,000 in 2001, net of deferred taxes of $115,000 in 2000 and $226,000 in 2001, are included in accumulated other comprehensive income. The expected holding period of these securities is generally less than five years.

Dividends earned on investments in sponsored mutual funds, including money market mutual funds, aggregate $32,941,000 in 1999, $35,157,000 in 2000, and $8,748,000 in 2001.

NOTE 2 - PROPERTY AND EQUIPMENT.

Property and equipment (in thousands) at December 31 consists of:

                                                                                     2000             2001
                                                                                 ------------     ------------
Computer and communications software and equipment                               $    138,635     $    157,353
Buildings and leasehold improvements                                                  160,520          167,785
Furniture and other equipment                                                          56,765           59,688
Land owned and leased                                                                  21,503           21,503
                                                                                 ------------     ------------
                                                                                      377,423          406,329
Accumulated depreciation and amortization                                            (121,763)        (164,504)
                                                                                 ------------     ------------
                                                                                 $    255,660     $    241,825
                                                                                 ============     ============

Compensation and related costs attributable to the development of computer software for internal use totaling $4,555,000 in 1999, $10,690,000 in 2000, and $7,465,000 in 2001 have been capitalized.

NOTE 3 - GOODWILL.

On August 8, 2000, we purchased Robert Fleming Holdings' 50% non-controlling interest in our consolidated subsidiary, T. Rowe Price International, formerly Rowe Price-Fleming International. This purchase transaction resulted in goodwill of $704 million that was amortized in 2000 and 2001 on a straight-line basis over 25 years. The unamortized carrying amount of goodwill at December 31, 2001 was $666 million.

As a result of the issuance of new financial accounting standards in June 2001, we will cease amortizing goodwill in 2002 and will evaluate the carrying amount for impairment on an annual basis using a fair value approach. Our accounting policy was previously to consider potential impairment of goodwill using an undiscounted future cash flows approach.

We must adopt the new accounting standards on January 1, 2002, and complete certain transitional testing of the goodwill carrying amount as of that date. In order to perform this testing, we must first identify our reporting units for purposes of assigning goodwill among them as of the beginning of 2002. We then have until June 30, 2002, to complete a comparison of the fair values of our reporting units with goodwill to the carrying amounts of those reporting units as of January 1, 2002. If the fair values of the reporting units are at least equal to the carrying amounts of those units, then no indication of goodwill impairment exists and our adoption of the new accounting standards is complete. While we have not completed the prescribed transitional testing at this time, we do not believe that we will recognize any impairment loss as the result of adopting the new accounting standards.

NOTE 4 - INCOME TAXES.

The provision for income taxes (in thousands) consists of:

                                                                       1999            2000           2001
                                                                   -----------     -----------    ------------
Current income taxes
 U.S. federal and foreign                                          $   144,754     $   150,431    $    122,598
 State and local                                                        16,046          16,283          12,231
Deferred income taxes (tax benefits)                                    (5,634)          8,104             249
                                                                   -----------     -----------    ------------
                                                                   $   155,166     $   174,818    $    135,078
                                                                   ===========     ===========    ============

Deferred income taxes arise from temporary differences between taxable income for financial statement and income tax return purposes. Deferred tax benefits include $3,122,000 in 1999 related to investment income. Amortization and depreciation of property and equipment resulted in deferred income taxes of $4,158,000 in 2000. Significant temporary differences in 2001 include deferred benefits of $3,866,000 related to investment income offset by deferred taxes of $4,212,000 related to accrued compensation.

The net deferred tax liability of $89,000 included in income taxes payable at December 31, 2001, consists of total deferred tax liabilities of $10,178,000 and total deferred tax assets of $10,089,000. Deferred tax liabilities include $6,364,000 arising from unrealized holding gains on available-for-sale securities. Deferred tax assets include $4,441,000 arising from investment income and $3,479,000 arising from accrued compensation.

The net deferred tax liability of $11,238,000 included in income taxes payable at December 31, 2000, consists of total deferred tax liabilities of $21,867,000 and total deferred tax assets of $10,629,000. Deferred tax liabilities include $17,763,000 arising from unrealized holding gains on available-for-sale securities. Deferred tax assets include $7,691,000 arising from accrued compensation.

Cash outflows from operating activities include income taxes paid of $132,253,000 in 1999, $188,285,000 in 2000, and $103,125,000 in 2001. The income tax benefit arising from exercises of our stock options reduced income taxes paid by $8,606,000 in 1999, $13,985,000 in 2000, and $6,164,000 in 2001.

The following table reconciles the statutory federal income tax rate to the effective income tax rate.

                                                                            1999         2000          2001
                                                                           ------       ------        ------
Statutory U.S. federal income tax rate                                     35.0%        35.0%         35.0%
State income taxes, net of federal tax benefits                             2.6          2.7           2.7
Nondeductible goodwill amortization                                          .1          1.0           3.3
Other items                                                                 (.3)         (.5)          (.1)
                                                                           ------       ------        ------
Effective income tax rate                                                  37.4%        38.2%         40.9%
                                                                           ======       ======        ======

NOTE 5 - COMMON STOCK AND STOCK-BASED COMPENSATION PLANS.

SHARES AUTHORIZED AND ISSUED.

At December 31, 2001, 38,098,697 shares of unissued common stock were reserved for the exercise of stock options. Additionally, 1,680,000 shares are reserved for issuance under a plan whereby substantially all employees may acquire common stock through payroll deductions at prevailing market prices.

The board of directors has authorized the future repurchase of up to 4,433,010 common shares at December 31, 2001. Accounts payable and accrued expenses includes $1,103,000 at December 31, 2001, for pending settlements of common stock repurchases.

DIVIDENDS.

Cash dividends declared per share were $.43 in 1999, $.54 in 2000, and $.61 in 2001.

FIXED STOCK OPTION PLANS.

Our six stock-based compensation plans (the 1990, 1993, 1996, and 2001 Stock Incentive Plans and the 1995 and 1998 Director Stock Option Plans) are accounted for using the intrinsic value based method. Under these plans, we have granted only fixed stock options with a maximum term of 10 years to employees and directors. Vesting of employee options is based solely on the individual continuing to render service and generally occurs over a five-year graded schedule. The exercise price of each option granted is equivalent to the market price of the common stock at the date of grant. Accordingly, no compensation expense related to stock option grants has been recognized in the consolidated statements of income.

The following table summarizes the status of and changes in our stock option grants during the past three years.

                                                   Weighted-                         Weighted-
                                                    average                           average
                                                   exercise            Options       exercise
                                    Options          price           exercisable       price
                                  ----------      ----------         -----------    -----------
Outstanding at
 beginning of 1999                22,640,569    $   16.41             12,479,069    $    9.91
Granted                            3,470,325        31.02
Exercised                         (2,294,013)        6.73
Forfeited                           (159,400)       23.80
                                  ----------
Outstanding at
 end of 1999                      23,657,481        19.45             14,014,481        13.04
Granted                            4,914,085        38.90
Exercised                         (2,513,694)       10.08
Forfeited                           (456,000)       30.66
                                  ----------
Outstanding at
 end of 2000                      25,601,872        23.90             14,910,572        16.25
Granted                            3,973,384        25.96
Exercised                         (1,839,850)        9.48
Forfeited                           (434,619)       34.28
                                  ----------
Outstanding at
 end of 2001                      27,300,787        25.01             16,233,787        20.03
                                  ==========

Information regarding the exercise prices and lives of stock options outstanding at December 31, 2001 follows.

                                                                   Weighted-
                                                                    average
                                                    Weighted-      remaining                          Weighted-
                                                     average      contractual                          average
    Range of                                        exercise       life (in                           exercise
 exercise prices                  Outstanding         price         years)            Exercisable       price
-------------------               -----------      ----------     -----------         -----------     ---------
 $ 4.69 to 19.88                  10,190,075       $ 11.68            3.4             10,190,075     $ 11.68
 $25.70 to 38.44                  13,033,887         31.03            7.8              5,130,287       33.21
 $38.63 to 47.06                   4,076,825         39.06            8.8                913,425       39.16
                                  ----------                                          ----------
                                  27,300,787         25.01            6.3             16,233,787       20.03
                                  ==========                                          ==========

Accounting principles require us to make the following disclosures as if the fair value based method of accounting had been applied to our stock option grants after 1994. The weighted-average grant-date fair value of each option awarded is estimated to be $9.86 in 1999, $13.45 in 2000, and $9.15 in 2001 using the Black-Scholes option-pricing model and the following assumptions: dividend yield of 1.3%; expected volatility of 31% in 1999, 35% in 2000, and 37% in 2001; risk-free interest rates of 5.9% in 1999, 5.6% in 2000, and 4.2% in 2001; and expected lives of 4.7 years in 1999, 4.8 years in 2000, and 5.5 years in 2001. Had compensation costs been determined including these fair value estimates, pro forma net income would be $219,185,000 in 1999, $248,040,000 in 2000, and $166,651,000 in 2001. Pro forma basic earnings per share would be $1.82 in 1999, $2.05 in 2000, and $1.35 in 2001. Pro forma diluted earnings per share would be $1.70 in 1999, $1.92 in 2000, and $1.30 in 2001.

NOTE 6 - INFORMATION ABOUT REVENUES AND SERVICES.

Revenues (in thousands) from advisory services provided under agreements with sponsored mutual funds and other investment clients include:

                                                                 1999            2000            2001
                                                             -----------     -----------     -----------
Sponsored mutual funds
 Stock and blended
  Domestic                                                   $   358,226     $   427,693     $   370,026
  International                                                  121,294         142,440          94,857
 Bond and money market                                            97,931          93,020          97,707
                                                             -----------     -----------     -----------
                                                                 577,451         663,153         562,590
Other portfolios                                                 224,128         253,205         212,484
                                                             -----------     -----------     -----------
Total investment advisory fees                               $   801,579     $   916,358     $   775,074
                                                             ===========     ===========     ===========

The following table summarizes the various investment portfolios and assets under management (in billions) on which advisory fees are earned.

                                                      Average during                   December 31,
                                            ----------------------------------     ---------------------
                                              1999         2000         2001         2000         2001
                                            --------     --------     --------     --------     --------
Sponsored mutual funds
 Stock and blended
  Domestic                                  $   61.6     $   72.5     $   62.6     $   68.0     $   63.5
  International                                 17.0         19.7         13.2         16.3         11.0
 Bond and money market                          22.2         21.7         22.9         22.0         23.5
                                            --------     --------     --------     --------     --------
                                               100.8        113.9         98.7        106.3         98.0
Other portfolios                                56.7         63.7         56.5         60.4         58.3
                                            --------     --------     --------     --------     --------
                                            $  157.5     $  177.6     $  155.2     $  166.7     $  156.3
                                            ========     ========     ========     ========     ========

Fees for advisory-related administrative services provided to our sponsored mutual funds were $147,224,000 in 1999, $178,226,000 in 2000, and $170,916,000
in 2001. Accounts receivable from the mutual funds aggregate $70,537,000 and $57,972,000 at December 31, 2000 and 2001, respectively. All services to the sponsored mutual funds are provided under contracts which are subject to periodic review and approval by each of the funds' boards and, with respect to investment advisory contracts, also by the funds' shareholders.

NOTE 7 - DEBT.

In April 1999, we borrowed 1,809,500,000 yen ($15,019,000) from a bank under a promissory note due in installments of 180,950,000 yen in 2002 and 2003 and 1,447,600,000 yen in 2004. Interest is due quarterly at LIBOR for yen borrowings plus .95% and is fixed for 12 months until April 2002 at 1.09%. Foreign currency transaction losses of $2,706,000 in 1999 and gains of $1,894,000 in 2000 and $2,085,000 in 2001 arising from this borrowing are included in investment and other income.

To partially finance the acquisition of the T. Rowe Price International shares, we borrowed $300,000,000 in August 2000 under a $500,000,000 syndicated bank credit facility expiring in June 2005 for which The Chase Manhattan Bank serves as administrative agent. We made principal payments of $5,000,000 in 2000 and $205,000,000 in 2001 and thereby reduced our borrowing to $90,000,000 at the end of 2001. Credit facility costs of $1,586,000 are included in other assets and are being amortized over five years. Interest on the debt floats at .35% over the Eurodollar base rate and was 7.1% at the end of 2000 and 2.27% at the end of 2001. On January 14, 2002, the borrowing rate was reset at 2.18% for one month. We also have a complementary $100,000,000 syndicated bank credit facility expiring in June 2002 under which there have been no borrowings. We pay annual commitment fees for these credit facilities of $862,000.

At December 31, 2001, we are in compliance with the covenants contained in our credit agreements. Total interest expense on our outstanding debt, including amortization of credit facility costs, and commitment fees was $9,512,000 in 2000 and $11,681,000 in 2001.

NOTE 8 - OTHER DISCLOSURES.

We occupy certain office facilities and rent computer and other equipment under noncancelable operating leases. Related rental expense was $31,888,000 in 1999, $30,752,000 in 2000, and $25,711,000 in 2001. Future minimum rental payments under these leases aggregate $16,250,000 in 2002, $13,672,000 in 2003,
$11,117,000 in 2004, $10,920,000 in 2005, $10,482,000 in 2006, and $48,896,000
in later years.

At December 31, 2001, we had outstanding commitments to fund additional investments totaling $1,889,000.

Our consolidated stockholders' equity at December 31, 2001 includes $33,704,000 which is restricted as to use by various regulations and agreements arising in the ordinary course of our business.

From time to time, various claims against us arise in the ordinary course of business, including employment-related claims. In the opinion of management, after consultation with counsel, it is unlikely that any adverse determination in one or more pending claims would have a material adverse effect on our financial position or results of operations.

Expense for our defined contribution retirement program in the United States was $20,835,000 in 1999, $22,263,000 in 2000, and $21,641,000 in 2001.

NOTE 9 - SUPPLEMENTARY QUARTERLY FINANCIAL DATA (Unaudited).

                                                                             Basic            Diluted
                                                                           earnings          earnings
                                                           Net                per               per
                                     Revenues            income              share             share
                                    ----------          --------          ----------        ----------
                                         (in thousands)
           2000
           -----------
           1st quarter               $316,331           $75,034              $.62              $.58
           2nd quarter                300,682            69,339               .57               .54
           3rd quarter                303,704            69,183               .57               .53
           4th quarter                291,610            55,473               .45               .43

           2001
           -----------
           1st quarter                280,482            49,308               .40               .38
           2nd quarter                262,130            51,156               .42               .40
           3rd quarter                243,618            50,398               .41               .39
           4th quarter                241,266            45,006               .37               .35

The sum of quarterly earnings per share does not equal annual earnings per share because the computations are done independently.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We previously reported that we changed our certifying independent accountants from PricewaterhouseCoopers LLP to KPMG LLP on September 6, 2001. Information regarding this change appears in the definitive proxy statement filed pursuant to Regulation 14A for the 2002 Annual Meeting of our stockholders and is incorporated by reference.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required by this item regarding the identification of executive officers and certain significant employees is contained as a separate item at the end of Part I of this Form 10-K. The balance of the information required by this item regarding our directors and executive officers appears in the definitive proxy statement filed pursuant to Regulation 14A for the 2002 Annual Meeting of our stockholders and is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by these items appears in the definitive proxy statement filed pursuant to Regulation 14A for the 2002 Annual Meeting of our stockholders and is incorporated by reference.


PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report.
    1.  Financial Statements:  See index at Item 8 of Part II.
    2.  Financial Statement Schedules: None applicable.
    3. The following exhibits required by Item 601 of Regulation S-K are filed as part of this Form 10-K. Exhibits 10.06 through 10.12 are compensatory plans and arrangements.

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

         10.10 1996 Stock Incentive Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0001006199-96-000031.)

         10.11 2001 Stock Incentive Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0001113169-01-000002.)

         10.12 Executive Incentive Compensation Plan. (Incorporated by reference from Form DEF 14A; Accession No.
                    0000933259-95-000009.)

         21         Subsidiaries of T. Rowe Price Group, Inc.

         23.1       Consent of Independent Auditors, KPMG LLP.

         23.2       Consent of Independent Accountants,
                    PricewaterhouseCoopers LLP.

(b) Reports on Form 8-K: None during the last quarter of 2001.

SIGNATURES.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2002.

T. Rowe Price Group, Inc.
By:  /s/ George A. Roche, Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2002.

/s/ George A. Roche, Chairman, Director, and President
/s/ James S. Riepe, Vice Chairman and Director
/s/ M. David Testa, Vice Chairman and Director
/s/ Edward C. Bernard, Director
/s/ D. William J. Garrett, Director
/s/ James H. Gilliam, Jr., Director
/s/ Donald B. Hebb, Jr., Director
/ / Henry H. Hopkins, Director
/ / James A.C. Kennedy, Director
/s/ John H. Laporte, Director
/s/ Richard L. Menschel, Director
/s/ William T. Reynolds, Director
/ / Brian C. Rogers, Director
/s/ Martin G. Wade, Director
/s/ Anne Marie Whittemore, Director
/s/ Cristina Wasiak, Chief Financial Officer
/s/ Joseph P. Croteau, Treasurer (Principal Accounting Officer)