Form 10-Q
period 2002-03-31
PRICE T ROWE GROUP INC
filed 2002-04-23
CIK 1113169

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: MARCH 31, 2002.

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

Indicate the number of shares outstanding of the issuer's common stock ($.20 par value), as of the latest practicable date. 123,729,381 SHARES AT APRIL 19, 2002.

Exhibit index is at Item 6(a) on pages 12-13.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                      12/31/01       03/31/02
                                                                                    ------------   ------------

ASSETS
Cash and cash equivalents                                                           $     79,741   $    113,446
Accounts receivable (Note 5)                                                             104,001        113,306
Investments in sponsored mutual funds                                                    123,247        134,453
Debt securities held by savings bank subsidiary                                           30,961         36,112
Property and equipment                                                                   241,825        233,328
Goodwill (Note 4)                                                                        665,692        665,692
Other assets                                                                              67,648         64,879
                                                                                    ------------   ------------
                                                                                    $  1,313,115   $  1,361,216
                                                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Accounts payable and accrued expenses (Note 3)                                    $     37,440   $     39,432
  Accrued compensation and related costs                                                  43,498         42,568
  Income taxes payable                                                                     5,342         25,797
  Dividends payable                                                                       19,699         19,864
  Customer deposits at savings bank subsidiary                                            25,422         29,370
  Debt and accrued interest (Note 2)                                                     103,889         70,431
                                                                                    ------------   ------------
    Total liabilities                                                                    235,290        227,462
                                                                                    ------------   ------------

Commitments and contingent liabilities

Stockholders' equity
  Preferred stock, undesignated, $.20 par value -
   authorized and unissued 20,000,000 shares                                                  --             --
  Common stock, $.20 par value - authorized
   500,000,000 shares; issued 123,088,795 shares in
   2001 and 124,199,863 shares in 2002 (Note 3)                                           24,618         24,840
  Additional capital in excess of par value                                               67,965         89,520
  Retained earnings                                                                      973,472      1,006,647
  Accumulated other comprehensive income                                                  11,770         12,747
                                                                                    ------------   ------------
    Total stockholders' equity                                                         1,077,825      1,133,754
                                                                                    ------------   ------------
                                                                                    $  1,313,115   $  1,361,216
                                                                                    ============   ============



See the accompanying notes to the condensed consolidated financial statements.

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per-share amounts)


                                                                                     Three months ended
                                                                                  ------------------------
                                                                                   03/31/01      03/31/02
                                                                                  ----------    ----------
Revenues
  Investment advisory fees (Note 5)                                               $  200,827    $  188,520
  Administrative fees (Note 5)                                                        62,263        53,271
  Investment and other income                                                         17,392           358
                                                                                  ----------    ----------
                                                                                     280,482       242,149
                                                                                  ----------    ----------

Expenses
  Compensation and related costs                                                     104,643        94,366
  Advertising and promotion                                                           21,527        16,911
  Occupancy and equipment                                                             30,758        28,512
  Goodwill amortization (Note 4)                                                       7,230            --
  Interest expense (Note 2)                                                            4,922         1,085
  Other operating expenses                                                            28,954        16,069
                                                                                  ----------    ----------
                                                                                     198,034       156,943
                                                                                  ----------    ----------

Income before income taxes and minority interests                                     82,448        85,206
Provision for income taxes                                                            33,497        32,182
                                                                                  ----------    ----------
Income from consolidated companies                                                    48,951        53,024
Minority interests in consolidated subsidiaries                                         (357)           --
                                                                                  ----------    ----------
Net income (Note 4)                                                               $   49,308    $   53,024
                                                                                  ==========    ==========

Basic earnings per share (Note 4)                                                 $      .40    $      .43
                                                                                  ==========    ==========
Diluted earnings per share (Note 4)                                               $      .38    $      .41
                                                                                  ==========    ==========

Dividends declared per share                                                      $      .15    $      .16
                                                                                  ==========    ==========

Weighted average shares outstanding                                                  122,751       123,531
                                                                                  ==========    ==========
Weighted average shares outstanding assuming dilution                                129,476       130,188
                                                                                  ==========    ==========

See the accompanying notes to the condensed consolidated financial statements.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                      Three months ended
                                                                                  ------------------------
                                                                                   03/31/01      03/31/02
                                                                                  ----------    ----------

Cash flows from operating activities
  Net income                                                                      $   49,308    $   53,024
  Adjustments to reconcile net income to net cash
     provided by operating activities
    Depreciation and amortization of property
       and equipment                                                                  12,156        12,751
    Amortization of goodwill                                                           7,230            --
    Accrued income tax expense in excess of payments                                  31,968        29,358
    Other changes in assets and liabilities                                            8,189        (7,341)
                                                                                  ----------    ----------
  Net cash provided by operating activities                                          108,851        87,792
                                                                                  ----------    ----------

Cash flows from investing activities
  Investments in sponsored mutual funds                                                 (409)      (10,022)
  Dispositions of sponsored mutual funds                                              23,477            --
  Increase in debt securities held by savings
   bank subsidiary                                                                    (4,398)       (5,477)
  Additions to property and equipment                                                (23,093)       (5,501)
  Other investment activity                                                              943           277
                                                                                  ----------    ----------
  Net cash used in investing activities                                               (3,480)      (20,723)
                                                                                  ----------    ----------

Cash flows from financing activities
  Repurchases of common shares                                                        (6,000)           --
  Stock options exercised                                                              5,494        15,738
  Debt principal repaid                                                              (20,000)      (33,366)
  Dividends paid to stockholders                                                     (18,366)      (19,684)
  Savings bank subsidiary deposits                                                     3,253         3,948
                                                                                  ----------    ----------
  Net cash used in financing activities                                              (35,619)      (33,364)
                                                                                  ----------    ----------

Cash and cash equivalents
  Net increase during period                                                          69,752        33,705
  At beginning of year                                                                80,526        79,741
                                                                                  ----------    ----------
  At end of period                                                                $  150,278    $  113,446
                                                                                  ==========    ==========


See the accompanying notes to the condensed consolidated financial statements.

       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                              Additional
                                                                capital
                                                                  in                          Accumulated
                                                                excess                           other          Total
                                               Common           of par          Retained      comprehensive  stockholders'
                                               stock             value          earnings         income         equity
                                            -----------       -----------      -----------    -------------  -------------
                                                                             (in thousands)

Balance at
 December 31, 2001,
 123,088,795 common
 shares                                     $    24,618       $    67,965      $   973,472     $    11,770    $ 1,077,825
Comprehensive income
 Net income                                                                        53,024
 Change in unrealized
  security holding
  gains, net of taxes                                                                                  977
 Total comprehensive
  income                                                                                                           54,001
1,172,068 common shares
 issued under stock-based
 compensation plans                                 234            23,923                                          24,157
61,500 common shares
 repurchased                                        (12)           (2,368)                                         (2,380)
Dividends declared                                                                 (19,849)                       (19,849)
                                            -----------       -----------      -----------     -----------    -----------
Balance at March 31,
 2002, 124,199,863
 common shares                              $    24,840       $    89,520      $ 1,006,647     $    12,747    $ 1,133,754
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

The unaudited interim financial information contained in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2001 Annual Report.

NOTE 2 - DEBT.

On April 2, 2002, the interest rate on the balance owed on our yen-denominated debt of 1,628,550,000 yen ($12,266,000) was reset to 1.06% for the next twelve months.

On April 15, 2002, we reduced our dollar-denominated debt by $8,000,000 and the interest rate on the balance owed of $50,000,000 was reset at 2.23% for the next month.

NOTE 3 - COMMON STOCK.

At March 31, 2002, accounts payable and accrued expenses includes $2,380,000 related to the pending settlement of the repurchase of 61,000 common shares. During the first five days of April 2002, we repurchased an additional 490,000 common shares at an aggregate price of $18,727,000.

NOTE 4 - CHANGE IN ACCOUNTING PRINCIPLES.

On January 1, 2002, we adopted the provisions of a new financial accounting standard and ceased the amortization of goodwill. The following information (in thousands) for the three-month periods ended March 31 reconciles reported net income and earnings per share to adjusted net income and earnings per share, excluding the goodwill amortization previously recognized.

                                                         2001           2002
                                                     ------------   ------------
Reported net income                                  $     49,308   $     53,024
Add back goodwill amortization                              7,230             --
                                                     ------------   ------------
Adjusted net income                                  $     56,538   $     53,024
                                                     ============   ============

Basic earnings per share
  Reported net income                                $        .40   $        .43
  Goodwill amortization                                       .06             --
                                                     ------------   ------------
  Adjusted net income                                $        .46   $        .43
                                                     ============   ============

Diluted earnings per share
  Reported net income                                $        .38   $        .41
  Goodwill amortization                                       .06             --
                                                     ------------   ------------
  Adjusted net income                                $        .44   $        .41
                                                     ============   ============

NOTE 5 - INFORMATION ABOUT REVENUES AND SERVICES.

Revenues (in thousands) from advisory services provided under agreements with sponsored U.S. mutual funds and other investment clients for the three months ended March 31 include:

                                                        2001         2002
                                                     ----------   ----------

Sponsored U.S. mutual funds
 Stock and blended
  Domestic                                           $   95,131   $   92,802
  International                                          27,726       19,034
 Bond and money market                                   23,526       25,162
                                                     ----------   ----------
                                                        146,383      136,998
Other portfolios                                         54,444       51,522
                                                     ----------   ----------
Total investment advisory fees                       $  200,827   $  188,520
                                                     ==========   ==========

The following table summarizes the various investment portfolios and assets under management (in billions) on which advisory fees are earned.

                                           Average during
                                            first quarter
                                      -----------------------
                                         2001         2002       12/31/01     03/31/02
                                      ----------   ----------   ----------   ----------

Sponsored U.S. mutual funds
 Stock and blended
  Domestic                            $     65.5   $     63.4   $     63.5   $     65.2
  International                             15.6         10.7         11.0         10.9
 Bond and money market                      22.3         23.9         23.5         23.9
                                      ----------   ----------   ----------   ----------
                                           103.4         98.0         98.0        100.0
Other portfolios                            58.0         58.3         58.3         59.8
                                      ----------   ----------   ----------   ----------
                                      $    161.4   $    156.3   $    156.3   $    159.8
                                      ==========   ==========   ==========   ==========

Fees for advisory-related administrative services provided to our sponsored mutual funds were $49,660,000 and $39,673,000 in the first quarter of 2001 and 2002, respectively. Accounts receivable from the mutual funds aggregate $57,972,000 at December 31, 2001 and $62,190,000 at March 31, 2002.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders of
T. Rowe Price Group, Inc.:

We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of March 31, 2002, and the related condensed consolidated statements of income, cash flows, and stockholders' equity for the three-month period ended March 31, 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated January 24, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ KPMG LLP

Baltimore, Maryland
April 17, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to U.S. individual and institutional investors in our sponsored mutual funds and other investment portfolios.

We manage a broad range of U.S. domestic and international stock, bond, and money market mutual funds and other investment portfolios which meet the varied needs and objectives of individual and institutional investors. Investment advisory revenues depend largely on the total value and composition of assets under management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations. Total assets under our management were $159.8 billion at March 31, 2002, including $116.7 billion in equity securities and $43.1 billion in fixed-income investments. This reflects a $3.5 billion, or 2.2%, increase from the $156.3 billion that we managed at the end of 2001.

Investors outside the United States now account for more than 1% of our assets under management. Our expenditures to broaden our investor base may be significant and will precede revenues from any new investment advisory clients that we may obtain.

RESULTS OF OPERATIONS: Three months ended March 31, 2001 versus 2002.

Net income increased $3.7 million, or 7.5%, to $53.0 million, and diluted earnings per share rose from $.38 to $.41. With the adoption of new accounting principles on January 1, 2002, we have ceased amortizing the goodwill that is recognized in our consolidated balance sheet. After excluding the 2001 amortization of goodwill, adjusted net income for the comparable 2001 period was $56.5 million and adjusted diluted earnings per share was $.44. Total revenues declined 14% from $280 million to $242 million.

Investment advisory revenues earned from the T. Rowe Price mutual funds decreased $9.4 million as average fund assets under management were $98.0 billion during the 2002 quarter, $5.4 billion less than in the 2001 period. Weakness in financial market valuations that began in early 2000 have continued now for two years. Mutual fund assets ended March at nearly $100 billion, up almost $2 billion from the beginning of 2002 and from the first quarter 2002 average. The Price funds had nearly $1.2 billion of net cash inflows during the first quarter of 2002 while market appreciation and income, net of dividends paid but not reinvested, added $.8 billion more. Domestic stock funds had net investor subscriptions of more than $1.2 billion with value investors in the Small-Cap Value, Mid-Cap Value and Equity Income funds combining to account for $816 million of the net inflows. Money market and bond fund investors added $269 million while international stock funds had net outflows of $338 million.

Investment advisory revenues earned from other investment portfolios that we manage were down $2.1 million on average assets of $58.3 billion in the 2002 quarter. These portfolios had net cash inflows of $1.3 billion and net market appreciation and income of more than $.2 billion in the 2002 quarter. Additionally, market conditions pushed performance-related advisory fees down $.8 million versus the 2001 quarter. We earn these fees primarily from a managed disposition service for distributions of venture capital investments and from our sponsored partnerships. Though recurring, these fees vary significantly as market conditions and investment portfolios change.

Administrative revenues were down $9.0 million versus the 2001 quarter but were offset by reduced costs of the services that we provide to the mutual funds and defined contribution retirement plans.

Investment income declined $17.0 million to about $.4 million. Gains realized from 2001 dispositions of our available-for-sale mutual fund holdings and from our partnership investments did not recur in the 2002 period. We expect that investment income in the second and third quarters of 2002 will be lower than that of the comparable 2001 periods.

Operating expenses declined nearly 21% from $198 million in 2001 to $157 million in 2002. Our largest expense, compensation and related costs, decreased 10%, or $10.3 million, from the 2001 quarter. Over the last twelve months, we have significantly reduced our use of temporary personnel in the technology group. Additionally, attrition and reductions have reduced our staff 11% from 4,027 at the beginning of 2001 to 3,575 associates at March 31, 2002. We reduced our advertising and promotion expenditures 21%, or $4.6 million, to $16.9 million in the 2002 quarter in light of the weak financial market conditions that have made investors more cautious and less active. We vary our spending based on market conditions and investor demand as well as our efforts to expand our investor base in the United States and internationally. We expect our advertising and promotion expenditures in the second quarter of 2002 to be comparable to that of the 2002 first quarter. Market conditions in the second half of the year will dictate our spending then.

The elimination of the amortization of goodwill and lower interest expense on our remaining acquisition indebtedness account for $7.2 million and $3.8 million, respectively, of our lower 2002 operating expenses. Other operating expenses decreased about 44% or $12.9 million. This reduction primarily reflects several technology initiatives that were brought to a close in 2001 and the completion of the infrastructure transition to independent international operations in seven countries by the end of the first half of 2001.

The 2002 provision for income taxes as a percentage of pretax income is lower than that of 2001 largely due to stopping the amortization of nondeductible goodwill in 2002.

CAPITAL RESOURCES AND LIQUIDITY.

During the first quarter of 2002, we repaid $33.4 million of our debt and in April 2002 repaid an additional $8 million. In April 2002, we also made payments of $21.1 million for the repurchase of 551,000 shares of our common stock during the last week of March and first week of April. These cash outflows, as well as similar payments that we expect to make later this year, were funded from existing cash balances and cash provided by operating activities.

FORWARD-LOOKING INFORMATION.

From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this Quarterly Report on Form 10-Q, may contain certain forward-looking information, including information relating to anticipated changes in our revenues and earnings, anticipated changes in the amount and composition of our assets under management, our anticipated expense levels, and our expectations regarding financial markets and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information as a result of various factors, including but not limited to those discussed below. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

Our future revenues will fluctuate due to many factors, including: the total value and composition of assets under our management; cash inflows and outflows in the T. Rowe Price mutual funds and other managed investment portfolios; fluctuations in the financial markets around the world that result in appreciation or depreciation of the assets under our management; the relative investment performance of the Price mutual funds and other managed investment portfolios as compared to competing offerings and market indices; the extent to which we earn performance-based investment advisory fees; the expense ratios of the Price mutual funds; investor sentiment and investor confidence; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; our introduction of new mutual funds and investment portfolios; our ability to contract with the Price mutual funds for payment for investment advisory-related administrative services provided to the funds and their shareholders; changes in retirement savings trends favoring participant-directed investments and defined contribution plans; the amount and timing of income recognized on our venture capital and other investments; and our level of success in implementing our strategy to significantly expand our business internationally. Our revenues are substantially dependent on fees earned under contracts with the Price funds and could be adversely affected if the independent directors of one or more of the Price funds determined to terminate or significantly alter the terms of the investment management or related administrative services agreements. Our future operating results are also dependent upon the level of our operating expenses, which are subject to fluctuation for the following or other reasons: changes in the level of our advertising expenses in response to market conditions, expansion of marketing efforts within the U.S. or internationally, and other factors; variations in the level of compensation expense due to, among other things, performance-based bonuses, changes in our employee count and mix, and competitive factors; changes in our operating expenses resulting from our acquisition of the minority interests in T. Rowe Price International, including any goodwill impairment charge, and our efforts to expand our investment advisory business to investors outside the United States; fluctuation in foreign currency exchange rates applicable to the costs of our international operations; expenses and capital costs, such as technology assets, depreciation, amortization, and research and development, incurred to maintain and enhance our administrative and operating services infrastructure; unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and disruptions of services, including those provided by third parties such as facilities, communications, power, and the mutual fund transfer agent system.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since December 31, 2001, there has been no material change in the information provided in Item 7A of the 2001 Form 10-K Annual Report.

PART II. OTHER INFORMATION.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of our stockholders was held on April 11, 2002. The proxy statement and solicitation pertaining to this meeting were previously filed with the Commission. Shares eligible to vote were 123,329,009 as of the record date of February 11, 2002.

Management's 15 nominees for the Board of Directors were elected to hold office until the next annual meeting of stockholders and until their respective successors are elected and qualify. The tabulation of votes was:

              Nominee                                                    For                       Withheld
              ----------------------                                 -----------                   ---------
              Edward C. Bernard                                      102,355,814                   2,863,707
              D. William J. Garrett                                  101,946,004                   3,273,517
              James H. Gilliam, Jr.                                  101,694,026                   3,525,495
              Donald B. Hebb, Jr.                                    101,947,958                   3,271,563
              Henry H. Hopkins                                       102,351,033                   2,868,488
              James A.C. Kennedy                                     102,354,775                   2,864,746
              John H. Laporte                                        102,338,654                   2,880,867
              Richard L. Menschel                                    101,931,682                   3,287,839
              William T. Reynolds                                    102,322,887                   2,896,634
              James S. Riepe                                         102,353,661                   2,865,860
              George A. Roche                                        102,377,391                   2,842,130
              Brian C. Rogers                                        102,333,507                   2,886,014
              M. David Testa                                         100,215,459                   5,004,062
              Martin G. Wade                                         102,233,680                   2,985,841
              Anne Marie Whittemore                                  101,958,424                   3,261,097

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

         10.01 Transfer Agency and Service Agreement as of January 1,2002 between T. Rowe Price Services and each of the T. Rowe Price mutual funds. (Incorporated by reference from Form 485BPOS;
                  Accession No. 0000080257-02-000005.)

         10.02    Agreement as of January 1, 2002 between T. Rowe Price
                  Retirement Plan Services and certain of the T. Rowe Price mutual funds. (Incorporated by reference from Form 485BPOS;
                  Accession No. 0000080257-02-000005.)

         15 Letter from KPMG LLP, independent accountants, re unaudited interim financial information.

(b)      Reports on Form 8-K: None during the first quarter of 2002.


SIGNATURES.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 23, 2002.

T. Rowe Price Group, Inc.

/s/ Cristina Wasiak, Chief Financial Officer
/s/ Joseph P. Croteau, Treasurer (Principal Accounting Officer)