Form 10-Q
period 2002-06-30
PRICE T ROWE GROUP INC
filed 2002-07-24
CIK 1113169

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: JUNE 30, 2002.

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

Indicate the number of shares outstanding of the issuer's common stock ($.20 par value), as of the latest practicable date. 122,451,997 SHARES AT JULY 19, 2002.

Exhibit index is at Item 6(a) on page 13.

PART I.             FINANCIAL INFORMATION.

ITEM 1.             FINANCIAL STATEMENTS.

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                            12/31/01           06/30/02
                                                                                          ------------       ------------
ASSETS
Cash and cash equivalents                                                                 $     79,741       $     97,576
Accounts receivable (Note 5)                                                                   104,001            106,027
Investments in sponsored mutual funds                                                          123,247            128,306
Debt securities held by savings bank subsidiary                                                 30,961             75,873
Property and equipment                                                                         241,825            226,936
Goodwill (Note 4)                                                                              665,692            665,692
Other assets                                                                                    67,648             55,991
                                                                                          ------------       ------------
                                                                                          $  1,313,115       $  1,356,401
                                                                                          ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Accounts payable and accrued expenses                                                   $     37,440       $     46,688
  Accrued compensation and related costs                                                        43,498             64,149
  Income taxes payable                                                                           5,342              7,619
  Dividends payable                                                                             19,699             19,611
  Customer deposits at savings bank subsidiary                                                  25,422             65,878
  Debt and accrued interest (Note 2)                                                           103,889             58,780
                                                                                          ------------       ------------
    Total liabilities                                                                          235,290            262,725
                                                                                          ------------       ------------

Commitments and contingent liabilities

Stockholders' equity
  Preferred stock, undesignated, $.20 par value -
   authorized and unissued 20,000,000 shares                                                        --                 --
  Common stock, $.20 par value - authorized
   500,000,000 shares; issued 123,088,795 shares in
   2001 and 122,467,824 shares in 2002 (Note 3)                                                 24,618             24,494
  Additional capital in excess of par value                                                     67,965             75,543
  Retained earnings                                                                            973,472            984,482
  Accumulated other comprehensive income                                                        11,770              9,157
                                                                                          ------------       ------------
    Total stockholders' equity                                                               1,077,825          1,093,676
                                                                                          ------------       ------------
                                                                                          $  1,313,115       $  1,356,401
                                                                                          ============       ============


See the accompanying notes to the condensed consolidated financial statements.

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per-share amounts)


                                                          Three months               Six months
                                                             ended                     ended
                                                    ------------------------  -----------------------
                                                     06/30/01     06/30/02     06/30/01     06/30/02
                                                   -----------  -----------  -----------  -----------
Revenues (Note 5)
  Investment advisory fees                         $   198,149  $   189,731  $   398,976  $   378,251
  Administrative fees                                   53,575       50,441      115,838      103,712
  Investment income (loss)                              10,406       (4,049)      27,798       (3,691)
                                                   -----------  -----------  -----------  -----------
                                                       262,130      236,123      542,612      478,272
                                                   -----------  -----------  -----------  -----------

Expenses
  Compensation and related costs                        96,214       90,713      200,857      185,079
  Advertising and promotion                             15,595       14,436       37,122       31,347
  Occupancy and equipment                               30,709       27,947       61,467       56,459
  Goodwill amortization (Note 4)                         7,230            -       14,460            -
  Interest expense (Note 2)                              3,896        1,185        8,818        2,270
  Other operating expenses                              21,648       18,250       50,602       34,319
                                                   -----------  -----------  -----------  -----------
                                                       175,292      152,531      373,326      309,474
                                                   -----------  -----------  -----------  -----------

Income before income taxes and
 minority interests                                     86,838       83,592      169,286      168,798
Provision for income taxes                              35,682       31,738       69,179       63,920
                                                   -----------  -----------  -----------  -----------
Income from consolidated companies                      51,156       51,854      100,107      104,878
Minority interests in consolidated
 subsidiaries                                                -            -         (357)           -
                                                   -----------  -----------  -----------  -----------
Net income (Note 4)                                $    51,156  $    51,854  $   100,464  $   104,878
                                                   ===========  ===========  =========== ============

Basic earnings per share (Note 4)                  $       .42  $       .42  $       .82  $       .85
                                                   ===========  ===========  =========== ============
Diluted earnings per share (Note 4)                $       .40  $       .40   $      .78       $  .81
                                                   ===========  ===========  =========== ============

Dividends declared per share                       $       .15  $       .16  $       .30  $       .32
                                                   ===========  ===========  =========== ============

Weighted average shares -
 Outstanding                                           123,082      123,136      122,918      123,332
                                                   ===========  ===========  =========== ============
 Assuming dilution                                     129,058      128,680      129,266      129,429
                                                   ===========  ===========  =========== ============



See the accompanying notes to the condensed consolidated financial statements.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                            Six months ended
                                                                                 -------------------------------------
                                                                                   06/30/01                  06/30/02
                                                                                 -----------               -----------
Cash flows from operating activities
  Net income                                                                     $   100,464               $   104,878
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation and amortization of property
     and equipment                                                                    25,450                    25,742
    Amortization of goodwill                                                          14,460                         -
    Other changes in assets and liabilities                                           38,417                    55,873
                                                                                 -----------               -----------
  Net cash provided by operating activities                                          178,791                   186,493
                                                                                 -----------               -----------

Cash flows from investing activities
  Investments in sponsored mutual funds                                              (12,597)                  (10,258)
  Dispositions of sponsored mutual funds                                              52,585                         -
  Increase in debt securities held by savings
   bank subsidiary                                                                    (8,252)                  (44,602)
  Additions to property and equipment                                                (32,558)                  (12,511)
  Other investment activity                                                           (9,987)                    1,462
                                                                                 -----------               -----------
  Net cash used in investing activities                                              (10,809)                  (65,909)
                                                                                 -----------               -----------

Cash flows from financing activities
  Repurchases of common shares                                                        (6,221)                  (77,069)
  Stock options exercised                                                              6,542                    19,763
  Debt principal repaid                                                              (95,000)                  (46,366)
  Dividends paid to stockholders                                                     (36,818)                  (39,533)
  Savings bank subsidiary deposits                                                     8,526                    40,456
                                                                                 -----------               -----------
  Net cash used in financing activities                                             (122,971)                 (102,749)
                                                                                 -----------               -----------

Cash and cash equivalents
  Net increase during period                                                          45,011                    17,835
  At beginning of year                                                                80,526                    79,741
                                                                                 -----------               -----------
  At end of period                                                               $   125,537               $    97,576
                                                                                 ===========               ===========

See the accompanying notes to the condensed consolidated financial statements.

       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                      Addi-
                                                     tional                        Accumu-
                                                    capital                          lated
                                                         in                          other            Total
                                                     excess                        compre-           stock-
                                       Common        of par         Retained       hensive         holders'
                                       stock          value         earnings        income           equity
                                    ----------     ---------     -------------    ----------     ------------
                                                                 (in thousands)
Balance at
 December 31, 2001,
 123,088,795 common
 shares                             $   24,618     $  67,965     $     973,472    $   11,770     $  1,077,825
Comprehensive income
 Net income                                                            104,878
 Change in unrealized
  security holding
  gains, including
  ($3,590) for the
  second quarter                                                                      (2,613)
 Total comprehensive
  income                                                                                              102,265
1,479,029 common shares
 issued under stock-based
 compensation plans                        296        28,701                                           28,997
2,100,000 common shares
 repurchased                              (420)      (21,123)          (54,423)                       (75,966)
Dividends declared                                                     (39,445)                       (39,445)
                                    ----------     ---------     -------------    ----------     ------------
Balance at June 30,
 2002, 122,467,824
 common shares                      $   24,494     $  75,543     $     984,482    $    9,157     $  1,093,676
                                    ==========     =========     =============    ==========     ============


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

NOTE 2 - DEBT.

On April 2, 2002, the interest rate on the balance owed on our yen-denominated debt of 1,628,550,000 yen ($13,620,000) was reset to 1.06% for the next twelve months.

On July 15, 2002, we reduced our dollar-denominated debt by $2 million to $43 million. The debt bears interest at an annual rate of approximately 2.25% for the next three months.

NOTE 3 - COMMON STOCK.

During the first five days of July 2002, we repurchased an additional 100,000 common shares at an aggregate price of $3,170,000.

NOTE 4 - CHANGE IN ACCOUNTING PRINCIPLES.

On January 1, 2002, we adopted the provisions of a new financial accounting standard and ceased the amortization of goodwill. We have completed our testing of goodwill balances at the time of implementation and no impairment of goodwill exists at that date. In future periods, we will evaluate goodwill for possible impairment on at least an annual basis. We operate in one reportable business segment - that of the investment advisory business - and all goodwill is attributed to that segment.

The following information reconciles reported net income and earnings per share to adjusted net income and earnings per share, excluding the goodwill amortization previously recognized.

                                                              Three months                     Six months
                                                                 ended                           ended
                                                     ------------------------------      ----------------------
                                                          06/30/01       06/30/02       06/30/01       06/30/02
                                                        ------------   ------------   ------------   ------------
Reported net income (in thousands)                      $     51,156   $     51,854   $    100,464   $    104,878
Add back goodwill amortization (in
  thousands)                                                   7,230              -         14,460              -
                                                        ------------   ------------   ------------   ------------
Adjusted net income                                     $     58,386   $     51,854   $    114,924   $    104,878
                                                        ============   ============   ============   ============

Basic earnings per share
  Reported net income                                   $        .42   $        .42   $        .82   $        .85
  Goodwill amortization                                          .05              -            .11              -
                                                        ------------   ------------   ------------   ------------
Adjusted net income                                     $        .47   $        .42   $        .93   $        .85
                                                        ============   ============   ============   ============

Diluted earnings per share
  Reported net income                                   $        .40   $        .40   $        .78   $        .81
  Goodwill amortization                                          .05              -            .11             -
                                                        ------------   ------------   ------------   ------------
Adjusted net income                                     $        .45   $        .40   $        .89   $        .81
                                                        ============   ============   ============   ============


NOTE 5 - INFORMATION ABOUT REVENUES AND SERVICES.

Revenues (in thousands) from advisory services provided under agreements with sponsored U.S. mutual funds and other investment clients for the six months ended June 30 include:

                                                                       2001              2002
                                                                  -------------     -------------
Sponsored U.S. mutual funds
 Stock and blended
  Domestic                                                        $     189,588     $     185,965
  International                                                          52,948            37,956
 Bond and money market                                                   47,586            51,066
                                                                  -------------     -------------
                                                                        290,122           274,987
Other portfolios                                                        108,854           103,264
                                                                  -------------     -------------
Total investment advisory fees                                    $     398,976     $     378,251
                                                                  =============     =============


The following table summarizes the various investment portfolios and assets under management (in billions) on which advisory fees are earned.

                                                Average during
                                                first 6 months
                                         ---------------------------
                                             2001            2002            12/31/01        06/30/02
                                         ----------       ----------       ------------    ------------
Sponsored U.S. mutual funds
 Stock and blended
  Domestic                               $     65.0       $     63.0       $     63.5      $     58.5
  International                                14.8             10.6             11.0            10.0
 Bond and money market                         22.5             24.1             23.5            24.6
                                         ----------       ----------       ------------    ------------
                                              102.3             97.7             98.0            93.1
Other portfolios                               57.3             58.3             58.3            55.7
                                         ----------       ----------       ------------    ------------
                                         $    159.6       $    156.0       $    156.3      $    148.8
                                         ==========       ==========       ============    ============


Fees for advisory-related administrative services provided to our sponsored mutual funds were $ 91,032,000 and $77,491,000 for the first six months of 2001 and 2002, respectively. Accounts receivable from the mutual funds aggregate $57,972,000 at December 31, 2001 and $55,686,000 at June 30, 2002.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders of
T. Rowe Price Group, Inc.:

We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of June 30, 2002, the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 2002, and the related condensed consolidated statements of cash flows and stockholders' equity for the six-month period ended June 30, 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Baltimore, Maryland
July 18, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to U.S. individual and institutional investors in our sponsored mutual funds and other investment portfolios.

We manage a broad range of U.S. domestic and international stock, bond, and money market mutual funds and other investment portfolios which meet the varied needs and objectives of individual and institutional investors. Investment advisory revenues depend largely on the total value and composition of assets under management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations. Total assets under our management were $148.8 billion at June 30, 2002, including $104.9 billion in equity securities and $43.9 billion in bond and money market investments. This reflects a $7.5 billion, or 4.8%, decrease from the $156.3 billion that we managed at the end of 2001.

Investors outside the United States now account for almost 2% of our assets under management. Our expenditures to attract new assets under management and broaden our investor base may be significant and will precede revenues from any new investment advisory clients that we may obtain.

RESULTS OF OPERATIONS.

THREE MONTHS ENDED JUNE 30, 2002 VERSUS 2001. Net income increased $.7 million, or 1.4%, to $51.9 million, and diluted earnings per share was unchanged at $.40. With the adoption of a new accounting standard on January 1, 2002, we have ceased amortizing the goodwill that is recognized in our consolidated balance sheet. After excluding the 2001 amortization of goodwill, adjusted net income for the comparable 2001 period was $58.4 million and adjusted diluted earnings per share was $.45. Total revenues declined 10% from $262 million to $236 million.

Investment advisory revenues earned from the T. Rowe Price mutual funds decreased $5.8 million as average fund assets under management were $97.4 billion during the 2002 quarter, $3.8 billion less than in the 2001 period. Weakness in financial market valuations that began in early 2000 have continued now for more than two years. Mutual fund assets ended June 2002 at $93.1 billion, down $6.9 billion from March 31, 2002 and $4.3 billion from the second quarter 2002 average. The Price funds had nearly $1.3 billion of net cash inflows during the second quarter of 2002; however, market depreciation, net of income and dividends paid but not reinvested, more than offset the inflows and reduced fund assets more than $8.1 billion in the 2002 quarter. Domestic stock funds had net investor subscriptions of $1.3 billion with investors in the Small-Cap Stock, Small-Cap Value, Mid-Cap Value and Equity Income funds each adding more than $300 million of net inflows. Money market and bond fund investors added $386 million while international stock funds had net outflows of $361 million.

Investment advisory revenues earned from other investment portfolios that we manage were down more than $2.6 million, one-half of which is attributable to lower performance-based fees. These portfolios had net cash outflows of $250 million during the 2002 quarter, and lower market valuations further decreased assets $3.8 billion. Though recurring, performance-based fees vary significantly as market conditions and investment portfolios change.

Administrative revenues were down $3.1 million versus the 2001 quarter but were primarily offset by reduced costs of the services that we provide to the mutual funds and defined contribution retirement plans.

Net investment losses of more than $4 million in the 2002 quarter compare with investment income of $10.4 million during the second quarter last year when we recognized $7.4 million of gain on the disposition of available-for-sale mutual fund investments. The proceeds of those transactions were used to reduce our debt. We have not sold any of our available-for-sale fund investments in 2002. Investment losses during this year's second quarter more than offset investment income, and include a $1.4 million loss from exchange rate fluctuations on our yen debt, valuation decreases of $1.8 million on private equity investments, and a $2.1 million loss on an investment in a sponsored collateralized bond obligation. At June 30, 2002, our aggregate holdings of private equity and high-yield collateralized bond obligation investments were less than $20 million. We expect that investment income in the third quarter and balance of 2002 will be lower than that of the comparable 2001 periods.

Operating expenses have been reduced almost $23 million, or 13%, from $175.3 million to $152.5 million in 2002. Our largest expense, compensation and related costs, decreased 6%, or $5.5 million, from the 2001 quarter. Over the last fifteen months, we have significantly reduced our use of temporary personnel in the technology group. Additionally, attrition and reductions have reduced our staff nearly 10% from almost 4,000 as of March 31, 2001 to about 3,600 associates at June 30, 2002. We reduced our advertising and promotion expenditures $1.2 million to $14.4 million in the 2002 quarter in light of the weak financial market conditions that have made investors more cautious and less active. We vary our spending based on market conditions and investor demand as well as the level of our efforts to expand our investor base globally. We expect our advertising and promotion expenditures in the third quarter of 2002 to be similar to or less than that of the 2002 second quarter.

The elimination of the amortization of goodwill and lower interest expense on our remaining acquisition indebtedness account for $7.2 million and $2.9 million, respectively, of our lower 2002 operating expenses. Occupancy and equipment costs and other operating expenses for the quarter decreased $2.8 million and $3.4 million, respectively, versus the second quarter of last year. These reductions primarily reflect the completion of several technology initiatives and the completion of the infrastructure transition to independent international operations in seven countries in the first half of 2001.

The 2002 provision for income taxes as a percentage of pretax income is lower than that of 2001 due primarily to stopping the amortization of nondeductible goodwill in 2002.

SIX MONTHS ENDED JUNE 30, 2002 VERSUS 2001. Net income increased $4.4 million, or 4.4%, to $104.9 million, and diluted earnings per share rose from $.78 to $.81. After excluding the 2001 amortization of goodwill, adjusted net income for the comparable 2001 period was $114.9 million and adjusted diluted earnings per share was $.89. Total revenues declined 12% from $543 million to $478 million.

Investment advisory revenues earned from the T. Rowe Price mutual funds decreased $15.1 million as average fund assets under management were $97.7 billion during the 2002 period, $4.6 billion less than in the 2001 period. The Price funds had $2.4 billion of net cash inflows during the 2002 period; however, market depreciation, net of income and dividends paid but not reinvested, more than offset the inflows and reduced fund assets $7.3 billion in the first half of 2002. Domestic stock funds had net investor subscriptions of $2.5 billion. Fixed income fund investors added $650 million, offsetting net outflows of $700 million from the international stock funds.

Investment advisory revenues earned from other investment portfolios that we manage were down more than $5.6 million, including $1.6 million which is attributable to lower performance-based fees. These portfolios had net cash inflows of $1 billion in the first half of 2002, while lower market valuations decreased these assets $3.6 billion.

Net investment losses of $3.7 million in the 2002 period compare with investment income of $27.8 million during the comparable 2001 period when we recognized $14.3 million of gain on the disposition of available-for-sale mutual fund investments. The 2001 results also include a $4.6 million gain on investment partnerships that held distressed debt securities and a $1.3 million gain on exchange rate fluctuations on our yen debt. We have neither sold any of our available-for-sale fund investments in 2002 nor have we recognized similar foreign currency gains. Instead, our investment losses thus far in 2002 have more than offset investment income, and include a $1.3 million loss from exchange rate fluctuations on our yen debt, valuation decreases of $2.1 million on private equity investments, and a $2.1 million loss on an investment in a sponsored collateralized bond obligation.

Operating expenses have been reduced almost $64 million, or 17%, from $373.3 million to $309.5 million in 2002. Our largest expense, compensation and related costs, decreased 8%, or $15.8 million, from the 2001 period. We reduced our advertising and promotion expenditures $5.8 in the first half of 2002 in light of the weak financial market conditions. The elimination of the amortization of goodwill and lower interest expense on our remaining acquisition indebtedness account for $14.5 million and $6.8 million, respectively, of our lower 2002 operating expenses. Occupancy and equipment costs and other operating expenses decreased $5.0 million and $16.3 million, respectively, versus the first half of last year. These reductions primarily reflect the completion of several technology initiatives and the completion of the international infrastructure transition.

CAPITAL RESOURCES AND LIQUIDITY.

During the first half of 2002, we repaid $46.4 million of our debt and expended $77 million in the repurchase of our common shares. In July 2002, we repaid an additional $2 million of debt and repurchased $3.2 million of our common stock. These cash outflows, as well as similar payments that we expect to make later this year, are funded by existing cash balances and cash provided by operating activities.

FORWARD-LOOKING INFORMATION.

From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this Quarterly Report on Form 10-Q, may contain certain forward-looking information, including information or anticipated information relating to changes in our revenues and net income, changes in the amount and composition of our assets under management, our expense levels, and our expectations regarding financial markets and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of
T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information as a result of various factors, including but not limited to those discussed below. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

Our future revenues will fluctuate due to many factors, including: the total value and composition of assets under our management; cash inflows and outflows in the T. Rowe Price mutual funds and other managed investment portfolios; fluctuations in the financial markets around the world that result in appreciation or depreciation of the assets under our management; the relative investment performance of the Price mutual funds and other managed investment portfolios as compared to competing offerings and market indices; the extent to which we earn performance-based investment advisory fees; the expense ratios of the Price mutual funds; investor sentiment and investor confidence; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; our introduction of new mutual funds and investment portfolios; our ability to contract with the Price mutual funds for payment for investment advisory-related administrative services provided to the funds and their shareholders; changes in retirement savings trends favoring participant-directed investments and defined contribution plans; the amount and timing of income or loss from our private equity, high yield, and other investments; and our level of success in implementing our strategy to expand our business internationally. Our revenues are substantially dependent on fees earned under contracts with the Price funds and could be adversely affected if the independent directors of one or more of the Price funds determined to terminate or significantly alter the terms of the investment management or related administrative services agreements.

Our future operating results are also dependent upon the level of our operating expenses, which are subject to fluctuation for the following or other reasons: changes in the level of our advertising expenses in response to market conditions, expansion of marketing efforts within the U.S. and internationally, including our efforts to expand our investment advisory business to investors outside the United States, and other factors; variations in the level of compensation expense due to, among other things, performance-based bonuses, changes in our employee count and mix, and competitive factors; any goodwill impairment that may arise in the future; fluctuation in foreign currency exchange rates applicable to the costs of our international operations and our yen-denominated debt; expenses and capital costs, such as technology assets, depreciation, amortization, and research and development, incurred to maintain and enhance our administrative and operating services infrastructure; unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and disruptions of services, including those provided by third parties such as facilities, communications, power, and the mutual fund transfer agent system.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Except that equity and currency market fluctuations have resulted in losses as discussed in Item 2 of this Form 10-Q, there has been no material change since December 31, 2001 in the information provided in Item 7A of the 2001 Form 10-K Annual Report.


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

              3(ii)              By-Laws of T. Rowe Price Group, Inc. as of July 1, 2002.

              4                  $500,000,000 Five-Year Credit Agreement among T. Rowe Price
                                 Associates, Inc., the several lenders, and JPMorgan Chase
                                 Bank, as administrative agent.  (Incorporated by reference from Form 10-Q Report for the quarterly period ended June 30,
                                 2000; Accession No. 0000080255-00-000425.)

              15                 Letter from KPMG LLP, independent accountants, re unaudited interim financial information.


(b)           Reports on Form 8-K: None during the second quarter of 2002.


SIGNATURES.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 23, 2002.

T. Rowe Price Group, Inc.

/s/ Cristina Wasiak, Chief Financial Officer
/s/ Joseph P. Croteau, Treasurer (Principal Accounting Officer)