Form 10-Q
period 2002-09-30
PRICE T ROWE GROUP INC
filed 2002-10-31
CIK 1113169

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: SEPTEMBER 30, 2002.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]. No [ ].

Indicate the number of shares outstanding of the issuer's common stock ($.20 par value), as of the latest practicable date. 122,379,046 SHARES AT OCTOBER 29, 2002.

Exhibit index is at Item 6(a) on page 13.

PART I.     FINANCIAL INFORMATION.

ITEM 1.     FINANCIAL STATEMENTS.

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                          12/31/01       09/30/02
                                                         ----------     ----------
ASSETS

Cash and cash equivalents                                $   79,741      $  123,416
Accounts receivable (Note 5)                                104,001          97,861
Investments in sponsored mutual funds                       123,247         117,091
Debt securities held by savings bank subsidiary              30,961          87,480
Property and equipment                                      241,825         221,093
Goodwill (Note 4)                                           665,692         665,692
Other assets                                                 67,648          63,305
                                                         ----------      ----------
                                                         $1,313,115      $1,375,938
                                                         ==========      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts payable and accrued expenses                  $   42,782      $   38,254
  Accrued compensation and related costs                     43,498          85,881
  Dividends payable                                          19,699          19,587
  Customer deposits at savings bank subsidiary               25,422          75,347
  Debt and accrued interest (Note 2)                        103,889          56,561
                                                         ----------      ----------
    Total liabilities                                       235,290         275,630
                                                         ----------      ----------

Commitments and contingent liabilities

Stockholders' equity
  Preferred stock, undesignated, $.20 par value -
   authorized and unissued 20,000,000 shares                     --              --
  Common stock, $.20 par value - authorized
   500,000,000 shares; issued 123,088,795 shares in
   2001 and 122,323,723 shares in 2002 (Note 3)              24,618          24,465
  Additional capital in excess of par value                  67,965          76,457
  Retained earnings                                         973,472         996,253
  Accumulated other comprehensive income                     11,770           3,133
                                                         ----------      ----------
    Total stockholders' equity                            1,077,825       1,100,308
                                                         ----------      ----------
                                                         $1,313,115      $1,375,938
                                                         ==========      ==========


See the accompanying notes to the condensed consolidated financial statements.

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per-share amounts)


                                            Three months             Nine months
                                               ended                   ended
                                       --------------------    ----------------------
                                       09/30/01    09/30/02     09/30/01    09/30/02
                                       --------   ---------    ---------    ---------
Revenues (Note 5)
  Investment advisory fees            $ 189,289   $ 168,622    $ 588,265    $ 546,873
  Administrative fees                    51,161      52,718      166,999      156,430
  Investment income (loss)                3,168      (1,044)      30,966       (4,735)
                                      ---------   ---------    ---------    ---------
                                        243,618     220,296      786,230      698,568
                                      ---------   ---------    ---------    ---------

Expenses
  Compensation and related costs         91,219      88,621      292,076      273,700
  Advertising and promotion              10,315      10,766       47,437       42,113
  Occupancy and equipment                27,952      27,826       89,419       84,285
  Goodwill amortization (Note 4)          7,230          --       21,690           --
  Interest expense (Note 2)               2,438       1,337       11,256        3,607
  Other operating expenses               19,208      21,416       69,810       55,735
                                      ---------   ---------    ---------    ---------
                                        158,362     149,966      531,688      459,440
                                      ---------   ---------    ---------    ---------

Income before income taxes and
 minority interests                      85,256      70,330      254,542      239,128
Provision for income taxes               34,858      27,120      104,037       91,040
                                      ---------   ---------    ---------    ---------
Income from consolidated companies       50,398      43,210      150,505      148,088
Minority interests in consolidated
 subsidiaries                                --          --         (357)          --
                                      ---------   ---------    ---------    ---------
Net income (Note 4)                   $  50,398   $  43,210    $ 150,862    $ 148,088
                                      =========   =========    =========    =========

Basic earnings per share (Note 4)     $     .41   $     .35    $    1.23    $    1.20
                                      =========   =========    =========    =========

Diluted earnings per share (Note 4)   $     .39   $     .34    $    1.17    $    1.15
                                      =========   =========    =========    =========


Dividends declared per share          $     .15   $     .16    $     .45    $     .48
                                      =========   =========    =========    =========

Weighted average shares -
 Outstanding                            123,283     122,396      123,041      123,017
                                      =========   =========    =========    =========
 Assuming dilution                      129,284     126,051      129,272      128,291
                                      =========   =========    =========    =========





See the accompanying notes to the condensed consolidated financial statements.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                       Nine months ended
                                                     ---------------------
                                                     09/30/01     09/30/02
                                                     --------     --------
Cash flows from operating activities
  Net income                                        $ 150,862    $ 148,088
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation and amortization of property
     and equipment                                     38,440       38,454
    Amortization of goodwill                           21,690           --
    Other changes in assets and liabilities           101,336       69,428
                                                    ---------    ---------
  Net cash provided by operating activities           312,328      255,970
                                                    ---------    ---------

Cash flows from investing activities
  Investments in sponsored mutual funds               (32,568)     (11,883)
  Dispositions of sponsored mutual funds               84,927           --
  Increase in debt securities held by savings
   bank subsidiary                                    (12,095)     (54,861)
  Additions to property and equipment                 (37,148)     (19,519)
  Other investment activity                            (6,015)       1,582
                                                    ---------    ---------
  Net cash used in investing activities                (2,899)     (84,681)
                                                    ---------    ---------

Cash flows from financing activities
  Repurchases of common shares                         (6,221)     (91,916)
  Stock options exercised                              10,770       21,872
  Debt principal repaid                              (170,000)     (48,366)
  Dividends paid to stockholders                      (55,289)     (59,129)
  Savings bank subsidiary deposits                     11,911       49,925
                                                    ---------    ---------
  Net cash used in financing activities              (208,829)    (127,614)
                                                    ---------    ---------

Cash and cash equivalents
  Net increase during period                          100,600       43,675
  At beginning of year                                 80,526       79,741
                                                    ---------    ---------
  At end of period                                  $ 181,126    $ 123,416
                                                    =========    =========




See the accompanying notes to the condensed consolidated financial statements.

       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                       Addi-
                                                      tional                       Accumu-
                                                     capital                         lated
                                                          in                         other            Total
                                                      excess                       compre-           stock-
                                         Common       of par         Retained      hensive         holders'
                                          stock        value         earnings       income           equity
                                    -----------  -----------  ---------------   ----------   --------------
                                                                 (in thousands)
Balance at
 December 31, 2001,
 123,088,795 common
 shares                             $    24,618  $    67,965  $       973,472   $   11,770   $    1,077,825
Comprehensive income
 Net income                                                           148,088
 Change in unrealized
  security holding
  gains, including
  ($6,024) for the
  third quarter                                                                     (8,637)
 Total comprehensive
  income                                                                                            139,451
1,884,928 common shares
 issued under stock-based
 compensation plans                         377       32,487               (2)                       32,862
2,650,000 common shares
 repurchased                              (530)     (23,995)          (66,288)                      (90,813)
Dividends declared                                                    (59,017)                      (59,017)
                                    -----------  -----------  ---------------   ----------   --------------
Balance at September 30,
 2002, 122,323,723
 common shares                      $    24,465  $    76,457  $       996,253   $    3,133   $    1,100,308
                                    ===========  ===========  ===============   ==========   ==============




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

NOTE 2 - DEBT.

On April 2, 2002, the interest rate on the balance owed on our yen-denominated debt of 1,628,550,000 yen ($13,377,000) was reset to 1.06% for the next twelve months.

On July 15, 2002, we reduced our dollar-denominated debt by $2 million to $43 million. The debt bears interest at an annual rate of approximately 2.15% for the fourth quarter.

NOTE 3 - COMMON STOCK.

During the first four days of October 2002, we repurchased an additional 100,000 common shares at an aggregate price of $2,440,000.

On July 30, 2002, we granted options to acquire 3,890,500 of our common shares to certain of our officers and employees at a price of $27.34.

NOTE 4 - CHANGE IN ACCOUNTING PRINCIPLES.

On January 1, 2002, we adopted the provisions of a new financial accounting standard and ceased the amortization of goodwill. We have completed our testing of goodwill balances and no impairment of goodwill presently exists. We operate in one reportable business segment - that of the investment advisory business - and all goodwill is attributed to that segment. The following information reconciles reported net income and earnings per share to adjusted net income and earnings per share, excluding the goodwill amortization previously recognized.

                                           Three months               Nine months
                                               ended                     ended
                                    -------------------------- ---------------------------
                                       09/30/01     09/30/02     09/30/01      09/30/02
                                    ------------- ------------ ------------  -------------
Reported net income (in thousands)   $    50,398  $    43,210  $   150,862   $   148,088
Add back goodwill amortization (in
 thousands)                                7,230           --       21,690            --
                                     -----------  -----------  -----------   -----------
Adjusted net income (in thousands)   $    57,628  $    43,210  $   172,552   $   148,088
                                     ===========  ===========  ===========   ===========

Basic earnings per share
  Reported net income                $       .41  $       .35  $      1.23   $      1.20
  Goodwill amortization                      .06           --          .17            --
                                     -----------  -----------  -----------   -----------
  Adjusted net income                $       .47  $       .35  $      1.40   $      1.20
                                     ===========  ===========  ===========   ===========

Diluted earnings per share
  Reported net income                $       .39  $       .34  $      1.17   $      1.15
  Goodwill amortization                      .06           --          .16            --
                                     -----------  -----------  -----------   -----------
  Adjusted net income                $       .45  $       .34  $      1.33   $      1.15
                                     ===========  ===========  ===========   ===========


NOTE 5 - INFORMATION ABOUT REVENUES AND SERVICES.

Revenues (in thousands) from advisory services provided under agreements with sponsored U.S. mutual funds and other investment clients for the nine months ended September 30 include:

                                   2001       2002
                                 --------   --------
Sponsored U.S. mutual funds
 Stock and blended
  Domestic                       $280,657   $264,630
  International                    74,869     53,965
 Bond and money market             72,422     78,824
                                 --------   --------
                                  427,948    397,419
Other portfolios                  160,317    149,454
                                 --------   --------
Total investment advisory fees   $588,265   $546,873
                                 ========   ========


The following table summarizes the various investment portfolios and assets under management (in billions) on which advisory fees are earned.

                                 Average during
                                 first 9 months
                              -------------------
                               2001         2002       12/31/01     09/30/02
                              ------       ------      -------     --------
Sponsored U.S. mutual funds
 Stock and blended
  Domestic                   $ 63.5       $ 59.4       $ 63.5       $ 48.3
  International                13.9          9.9         11.0          7.7
 Bond and money market         22.7         24.5         23.5         26.0
                             ------       ------       ------       ------
                              100.1         93.8         98.0         82.0
Other portfolios               56.7         56.4         58.3         49.6
                             ------       ------       ------       ------
                             $156.8       $150.2       $156.3       $131.6
                             ======       ======       ======       ======


Fees for advisory-related administrative services provided to our sponsored mutual funds were $131,012,000 and $117,126,000 for the first nine months of 2001 and 2002, respectively. Accounts receivable from the mutual funds aggregate $57,972,000 at December 31, 2001 and $51,784,000 at September 30, 2002.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders of
T. Rowe Price Group, Inc.:

We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of September 30, 2002, the related condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2002 and 2001, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001, and the related statement of stockholders' equity for the nine-month period ended September 30, 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Baltimore, Maryland
October 24, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to U.S. individual and institutional investors in our sponsored mutual funds and other investment portfolios.

We manage a broad range of U.S. domestic and international stock, bond, and money market mutual funds and other investment portfolios which meet the varied needs and objectives of individual and institutional investors. Investment advisory revenues depend largely on the total value and composition of assets under management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations. Total assets under our management were $131.6 billion at September 30, 2002, including $85.7 billion in equity securities and $45.9 billion in bond and money market investments. Lower financial market valuations have more than offset our net investor inflows thus far in 2002. Assets under management have decreased almost 16% or $24.7 billion since the beginning of 2002.

Investors outside the United States now account for almost 2% of our assets under management. Our expenditures to attract new assets under management and broaden our investor base may be significant and will precede revenues from any new investment advisory clients that we may obtain.

RESULTS OF OPERATIONS.

THREE MONTHS ENDED SEPTEMBER 30, 2002 VERSUS 2001. Net income decreased $7.2 million, or 14%, to $43.2 million, and diluted earnings per share decreased from $.39 to $.34. With the adoption of a new accounting standard on January 1, 2002, we have ceased amortizing the goodwill that is recognized in our consolidated balance sheet. After excluding the 2001 amortization of goodwill, adjusted net income for the comparable 2001 period was $57.6 million and adjusted diluted earnings per share was $.45. Total revenues declined $23.3 million, or 9.6%, to nearly $220.3 million.

Investment advisory revenues earned from the T. Rowe Price mutual funds decreased $15.4 million as average fund assets under management were $86.6 billion during the 2002 quarter, $9.3 billion less than in the 2001 period. Weakness in financial market valuations that began in early 2000 have continued now for more than two years. During the third quarter of 2002, valuations fell to levels last seen in the first half of 1997. Mutual fund assets ended September 2002 at $82.0 billion, down $11.1 billion from June 30, 2002 and $15.4 billion from the second quarter 2002 average. The Price funds had $583 million of net cash inflows during the third quarter of 2002; however, market depreciation, net of income and dividends paid but not reinvested, more than offset the inflows and reduced fund assets $11.6 billion in the 2002 quarter. Money market and bond funds had net investor subscriptions of $984 million while net stock fund outflows of $401 million were split between the international and domestic funds.

Investment advisory revenues earned from other investment portfolios that we manage were down almost $5.3 million, primarily as the result of lower portfolio valuations. While these portfolios had net cash inflows of $179 million during the 2002 quarter, lower market valuations decreased these assets $6.3 billion to $49.6 billion at September 30, 2002. Performance-based fees from our managed venture capital distributions service were down $1.7 million from the 2001 quarter. Market conditions affecting these investments vary significantly over time, and during the third quarter 2002 were unfavorable.

Administrative revenues increased $1.6 million versus the 2001 quarter but were primarily offset by similar increases in the costs of providing the related services.

A net investment loss of $1.0 million in the 2002 quarter compares with investment income of $3.2 million during the third quarter last year. The $2.3 million of losses on our mutual fund holdings that we recognized during this year's third quarter more than offset our investment income. Our mutual fund investment holdings at September 30, 2002 include an aggregate net gain, before income taxes, of $2.6 million and is included in stockholders' equity within accumulated other comprehensive income. The net gain comprises aggregate gains of $12.1 million and aggregate losses of $9.5 million. All individual mutual fund holding losses that have not been recognized in our income statement at September 30, 2002 arose subsequent to the first quarter of 2002 and are considered temporary. Many have already been diminished by fourth quarter market valuation increases.

Operating expenses have been reduced $8.4 million, or 5.3%, from $158.4 million in the third quarter of 2001 to $150.0 million in the comparable 2002 quarter. Our largest expense, compensation and related costs, decreased 2.8%, or $2.6 million, from the 2001 quarter. Attrition and a late 2001 reduction have reduced our staff 5.6% from 3,884 as of June 30, 2001 to 3,668 associates at September 30, 2002. Advertising and promotion expenditures were up less than $.5 million to $10.8 million. In light of the early fourth quarter financial market rebound and our seasonal advertising pattern, we plan to increase advertising and promotion expenditures in the fourth quarter and expect our spending to be comparable to or slightly exceed that of last year's final quarter.

The elimination of the amortization of goodwill and lower interest expense on our remaining debt account for $7.2 million and $1.6 million, respectively, of the decrease in our 2002 operating expenses. Other operating expenses for the quarter increased $2.2 million versus the third quarter of last year primarily as the result of increased spending for professional services associated with initiatives within our operations and technology groups.

The 2002 provision for income taxes as a percentage of pretax income is lower than that of 2001 due primarily to eliminating the amortization of nondeductible goodwill in 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2002 VERSUS 2001. Net income decreased $2.8 million, or 1.8%, to $148.1 million, and diluted earnings per share fell $.02 to $1.15. After excluding the 2001 amortization of goodwill, adjusted net income for the comparable 2001 period was $172.6 million and adjusted diluted earnings per share was $1.33. Total revenues declined 11% from $786 million to $699 million.

Investment advisory revenues earned from the T. Rowe Price mutual funds decreased $30.5 million as average fund assets under management were $93.8 billion during the 2002 period, $6.3 billion less than in the 2001 period.

The Price funds had $3 billion of net cash inflows during the 2002 period; however, market depreciation, net of income and dividends paid but not reinvested, more than offset the inflows and reduced fund assets $19 billion in the first nine months of 2002. Domestic stock funds had net investor subscriptions of nearly $2.3 billion and fixed income fund investors added another $1.6 billion. Net outflows of more than $900 million occurred from the international stock funds.

Investment advisory revenues earned from other investment portfolios that we manage were down $10.9 million, including $3.8 million which is attributable to lower performance-based fees. These portfolios had net cash inflows of $1.2 billion in the first nine months of 2002, while lower market valuations decreased these assets $9.9 billion.

Net investment losses of $4.7 million in the 2002 period compare with investment income of $31.0 million during the comparable 2001 period when we recognized $18.7 million of gain on the disposition of available-for-sale mutual fund investments and had $3.4 million more of interest income on larger cash positions in a higher interest rate environment. The 2001 results also include a $4.6 million gain on investment partnerships that held distressed debt securities. Thus far in 2002, we have neither sold any of our available-for-sale fund investments nor have we recognized any similar gain on our partnership investments. Instead, our investment losses in the first nine months of 2002 have more than offset our investment income. Our losses include $1.0 million from exchange rate fluctuations on our yen debt, valuation decreases of $2.7 million on private equity investments, a $2.1 million loss on our investments in sponsored collateralized bond obligations, and impairments recognized on our mutual fund investments of $3.1 million.

Operating expenses have been reduced more than $72 million, or 13.6%, from $531.7 million to $459.4 million in 2002. Compensation and related costs are our largest expense and we decreased them 6.3%, or $18.4 million, from the 2001 period. In addition to our lower staff size, we have significantly reduced our use of temporary personnel in the technology operations group. We reduced our advertising and promotion expenditures $5.3 million in the first nine months of 2002 in light of the weak financial market conditions. The elimination of the amortization of goodwill and lower interest expense on our remaining acquisition indebtedness account for $21.7 million and $8.4 million, respectively, of our lower 2002 operating expenses. Occupancy and equipment costs and other operating expenses decreased $5.1 million and $14.1 million, respectively, versus the same period last year. These reductions primarily reflect the 2001 completion of several technology initiatives and the international infrastructure transition.

CAPITAL RESOURCES AND LIQUIDITY.

During the first nine months of 2002, we repaid $48 million of our debt and expended $92 million in the repurchase of our common shares. In October 2002, we repurchased an additional $2 million of our common stock. These cash outflows were funded by existing cash balances, proceeds of $21.9 million from exercises of our stock options and cash provided by our operating activities.

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

Our future revenues will fluctuate due to many factors, including: the total value and composition of assets under our management; cash inflows and outflows in the T. Rowe Price mutual funds and other managed investment portfolios; fluctuations in the financial markets around the world that result in appreciation or depreciation of the assets under our management; the relative investment performance of the Price mutual funds and other managed investment portfolios as compared to competing offerings and market indices; the extent to which we earn performance-based investment advisory fees; the expense ratios of the Price mutual funds; investor sentiment and investor confidence; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; our introduction of new mutual funds and investment portfolios; our ability to contract with the Price mutual funds for payment for investment advisory-related administrative services provided to the funds and their shareholders; changes in retirement savings trends favoring participant-directed investments and defined contribution plans; the amount and timing of income or loss from our private equity, high yield, mutual fund, and other investments; and our level of success in implementing our strategy to expand our business internationally. Our revenues are substantially dependent on fees earned under contracts with the Price funds and could be adversely affected if the independent directors of one or more of the Price funds determined to terminate or significantly alter the terms of the investment management or related administrative services agreements.

Our future operating results are also dependent upon the level of our operating expenses, which are subject to fluctuation for the following or other reasons: changes in the level of our advertising expenses in response to market conditions, including our efforts to expand our investment advisory business to investors outside the United States and to further penetrate our distribution channels within the United States; variations in the level of compensation expense due to, among other things, performance-based bonuses, changes in our employee count and mix, and competitive factors; any goodwill impairment that may arise; fluctuation in foreign currency exchange rates applicable to the costs of our international operations and our yen-denominated debt; expenses and capital costs, such as technology assets, depreciation, amortization, and research and development, incurred to maintain and enhance our administrative and operating services infrastructure; unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and disruptions of services, including those provided by third parties such as facilities, communications, power, and the mutual fund transfer agent system.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Within the 90-day period prior to the filing date of this Form 10-Q Quarterly Report, we carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information that is required to be included in the periodic reports that we must file with the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of that evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II.  OTHER INFORMATION.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein.

        3(i) Amended and Restated Charter of T. Rowe Price Group, Inc. as of March 9, 2001. (Incorporated by reference from Form 10-K for 2000; Accession No. 0001113169-01-000003.)

        3(ii) Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of September 5, 2002. (Incorporated by reference from Form 8-K of September 5, 2002; Accession No. 0000950133-02-003328.)

        4 $500,000,000 Five-Year Credit Agreement among T. Rowe Price Associates, Inc., the several lenders, and JPMorgan Chase Bank, as administrative agent. (Incorporated by reference from Form 10-Q Report for the quarterly period ended June 30, 2000; Accession No. 0000080255-00-000425.)

        15 Letter from KPMG LLP, independent accountants, re unaudited interim financial information.

        99.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

        99.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(b) Reports on Form 8-K: A filing as of September 5, 2002 was made on October 3, 2002 reporting the adoption of the Amended and Restated By-Laws of T. Rowe Price Group. The amended and restated by-laws change the notice provisions for proposals by stockholders concerning business to be transacted at future annual stockholder meetings. (Accession No. 0000950133-02-003328.)


SIGNATURES.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 30, 2002.

T. Rowe Price Group, Inc.

/s/ George A. Roche
    Chairman & President

/s/ Cristina Wasiak
    Vice President and Chief Financial Officer

/s/ Joseph P. Croteau
    Vice President & Treasurer (Chief Accounting Officer)

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER.

I, George A. Roche, certify that:

1. I have reviewed this quarterly report on Form 10-Q of T. Rowe Price Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ George A. Roche
    Chairman & President

October 30, 2002

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER.

I, Cristina Wasiak, certify that:

1. I have reviewed this quarterly report on Form 10-Q of T. Rowe Price Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Cristina Wasiak
    Vice President & Chief Financial Officer

October 30, 2002