Form 10-K
period 2002-12-31
PRICE T ROWE GROUP INC
filed 2003-03-06
CIK 1113169

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended:  DECEMBER 31, 2002.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X]. No [ ].

State the aggregate market value of the common equity (all shares are voting) held by non-affiliates (excludes executive officers and directors) computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2002). $3.6 BILLION.

Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date. 122,302,344 SHARES AT FEBRUARY 28, 2003.

Documents incorporated by reference: IN ITEM 9 OF PART II AND IN PART III OF THIS FORM 10-K, THE DEFINITIVE PROXY STATEMENT FOR THE 2003 ANNUAL MEETING OF STOCKHOLDERS (FORM DEF14A; ACCESSION NO. 0001113169-03-000001).

Exhibit index at Item 15(a)3 begins on page 41.

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

We operate our investment advisory business through our subsidiary companies, primarily T. Rowe Price Associates and T. Rowe Price International. Our advisory business was begun by the late Thomas Rowe Price in 1937 and our common stock was offered to the public for the first time in 1986. Our corporate holding company structure was put in place in December 2000.

Total assets under our management decreased $15.7 billion over the course of 2002 and ended the year at $140.6 billion, including $88.7 billion held in retirement accounts and variable annuity investment portfolios. Assets under our management at the end of 2002 included $92.9 billion of equity securities and $47.7 billion of debt securities. The five largest Price funds at December 31, 2002 - Equity Income, Mid-Cap Growth, Prime Reserve, Blue Chip Growth, and International Stock - account for 21.9% of assets under management at that time and 27.1% of 2002 investment advisory revenues. The investors that we serve are primarily domiciled in the United States of America.

Our assets under management are accumulated from a diversified client base that is accessed across several distribution methods. Our assets under management are sourced approximately 30% from individual U.S. investors, 30% from U.S. defined contribution retirement plans, 20% from third-party distribution, and 20% from institutional investors. Our international client base presently accounts for just over 2% of our assets under management and is included primarily in our assets sourced from third-party distribution and institutional investors. Our largest client account relationship, excluding the T. Rowe Price funds, accounted for about 3.5% of our investment advisory revenues in 2002.

We manage a broad range of U.S. domestic and international stock, bond, and money market mutual funds and other investment portfolios which are designed to meet the varied and changing needs and objectives of individual and institutional investors. For example, mutual fund shareholders can exchange balances among mutual funds at any time that economic and market conditions and their investment needs change. From time to time, we introduce new funds and other investment portfolios to complement and expand our investment offerings, respond to competitive developments in the financial marketplace, and meet the changing needs of our investment advisory clients. We will open a new mutual fund if we believe that its objective can be useful for investors over a long period of time.

We also provide certain administrative services as ancillary services to our investment advisory clients. These administrative services are provided by several of our subsidiary companies and include mutual fund transfer agent, accounting, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; discount brokerage; and trust services. More than 90% of our administrative revenues in 2002 were based on the recovery of expenditures incurred in providing the related services and they, therefore, do not significantly affect our net income.

We employ fundamental and quantitative security analyses in the performance of the investment advisory function. We maintain substantial internal equity and fixed income investment research capabilities. We perform original industry and company research using such sources as inspection of corporate activities, management interviews, company-published financial and other information, financial newspapers and magazines, corporate rating services, and field checks with suppliers and competitors in the same industry and particular business sector. Our research staff operates primarily from offices located in the United States and Great Britain with additional staff resident in Argentina, France, Hong Kong, Japan, and Singapore. We also use research provided by brokerage firms in a supportive capacity and information received from private economists, political observers, commentators, government experts, and market and security analysts. Our stock selection process for some investment portfolios is based on quantitative analyses using computerized data modeling.

Investment objectives for our managed investment portfolios, including the Price funds, accommodate a variety of strategies. Investors select funds based on the distinct objectives that are detailed in each fund's prospectus. Management of other client portfolios includes approaches similar to those employed in the Price funds. Equity investment strategies may emphasize large-cap, mid-cap or small-cap investing; growth or value investing; and U.S., global, or international investing. We also offer systematic, tax-efficient, and blended equity investment strategies as well as active and systematic management strategies for fixed income investments. Our specialized advisory services include management of stable value investment contracts and a service for the disposition of equity distributions from venture capital investments.

Information concerning our revenues, results of operations, total assets, and investment assets under our management during the past three years is contained in our consolidated statements of income and in note 6 to our consolidated financial statements included in Item 8 of this Form 10-K.

RECENT DEVELOPMENTS. Weakness in financial market valuations that began in early 2000 continued through 2002 as the U.S. stock markets declined for the third straight year, the first such three-year period of decline since 1939-1941. During 2002, equity security valuations peaked in the first quarter and fell during the second half of the year, reaching a low point in October that was last seen in the first half of 1997. The equity market declines led assets under management down to $140.6 billion, the lowest year-end figure of the past five years. Despite this environment, our comparative investment performance was relatively strong as more than 80% of our mutual funds outperformed their Lipper peer groups' averages for the one-, three-, and five-years ended December 31, 2002.

The decline in equity markets this year depressed mutual fund assets from $98.0 billion at the start of 2002 to $87.3 billion at year-end. Average fund assets were down $6.6 billion to $92.1 billion. Net cash inflows to the T. Rowe Price mutual funds totaled $3.1 billion, a significant increase versus recent years and the most since 1998, but lower market valuations dropped fund assets $13.8 billion for the year. Overall, net cash inflows aggregated almost $4.9 billion in 2002.

Investors seeking positive yields added $1.9 billion to our money market and bond funds in 2002, with those seeking the highest yield adding $700 million to the High Yield Fund. Changing sentiments also saw investors return to our stock funds which had $1.2 billion of net inflows. Equity investors made net subscriptions of $2.7 billion into our U.S. domestic stock funds with value-oriented investors adding to the Equity Income, Mid-Cap Value and Small-Cap Value funds. International stock fund investing again was out of favor and those funds had net redemptions of $1.5 billion. Total advisory revenues from mutual funds declined nearly $43.5 million from 2001 when average fund assets were $6.6 billion higher.

The other investment portfolios that we manage aggregated $53.3 billion at December 31, 2002, down $5 billion over the course of the year. These portfolios experienced lower market valuations of $6.7 billion while adding net inflows of $1.7 billion, primarily from third party distribution efforts and institutional investors outside the United States. Enabled by our 2000 acquisition of the 50% non-controlling interest in T. Rowe Price International, we now compete for the provision of investment advisory services to institutional and individual investors outside the United States. Our U.K. investment advisory subsidiary, T. Rowe Price Global Investment Services, has expanded our investment advisory business to Europe where we offer separate account management to institutional investors and a series of Luxembourg-domiciled mutual funds with both institutional and individual share classes. Our efforts have focused on institutional investors and third party distributors of the Luxembourg funds. Our European initiatives complement those that we began in 1999 in Japan through
T. Rowe Price Global Asset Management, which subadvises investment assets for Daiwa SB Investments in which we hold a 10% interest. Together, our international client base now accounts for more than 2% of our total assets under management.

We have responded to the unfavorable financial market conditions by meaningfully reducing our operating expenses in each of the last two years. Our aim has been to adjust our spending levels to better reflect business realities while still sustaining our high client service standards.

Our operating cash flow and financial condition have remained strong. During 2002, we repaid $49 million of debt and expended $96 million to repurchase 2.8 million shares of our common stock.

This past year, we introduced a new Retirement series of mutual funds with asset allocations that automatically shift as an investor ages. Our third party distribution efforts through financial intermediaries were further strengthened with the introduction of an R share class for retirement plans and an increase in the number of funds offering Advisor class shares.

On the services front, we enhanced our IRA rollover programs to attract more assets from the growing retirement plan rollover market, and launched a redesigned Web site with new features and better functionality to make it easier for investors to manage their accounts. We also expanded our lineup of free educational tools by launching an online College Investment Calculator and providing Internet access to several Morningstar investment planning and guidance tools, the first products resulting from an alliance between our firms.

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

The advisory fee paid by each of the Price funds generally is computed each day by multiplying a fund's net assets by a specific fee. For the majority of the Price funds, the fee is equal to the sum of a group charge that is set based on the combined net assets of those funds and an individual fund charge that is set based on the fund's specific investment objective. The 2002 fee rates determined in this manner varied from a low of 32 basis points for the U.S. Treasury Money Fund to a high of 107 basis points for the International Discovery funds. To the extent that the combined net assets of the funds increase, the group charge component of the fee and, therefore, each overall fund fee decreases. Details of each fund's fee arrangement are available in its prospectus.

Each of the Price funds has a distinct investment objective that has been developed as part of our strategy to provide a broad, comprehensive selection of investing opportunities. All Price funds can be purchased on a no-load basis, without a sales commission. No-load mutual funds offer investors a low-cost and relatively easy method of investing in a variety of stock and bond portfolios. Our Advisor and R classes of fund shares are sold through financial intermediaries and incur 12b-1 fees of up to 25 and 50 basis points, respectively, for distribution, administration, and personal services. We believe that our lower fund cost structure, distribution methods, and fund shareholder and administrative services help promote stability of fund assets through market cycles.

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

Several of the Price funds have different fee arrangements. The Equity Market Index funds and the Summit funds each have single, all-inclusive fees covering all investment management and operating expenses. Each of the funds in the Spectrum series and new Retirement series of mutual funds invest in a broadly diversified portfolio of other Price funds and have no separate investment advisory fee. However, they indirectly bear the expenses of the funds in which they invest. Mutual funds for institutional investors each have separate advisory fee arrangements.

We usually commit that a newly organized fund's expenses will not exceed a specified percentage of its net assets during an initial operating period. We absorb all advisory fees and other mutual fund expenses in excess of these self-imposed limits.

We bear all advertising and promotion expenses for the Price funds. Our costs include advertising and direct mail communications to potential fund shareholders as well as a substantial staff and communications capabilities to respond to investor inquiries. Marketing efforts are focused in the print media and, in recent years, promotional activities have expanded onto television and the Internet. In addition, we direct considerable marketing efforts to defined contribution plans that invest in mutual funds. Advertising and promotion expenditures vary over time based on investor interest, market conditions, new investment offerings, and the development and expansion of new marketing initiatives, including those arising from international expansion and enhancements to our Web site (www.troweprice.com).

Administrative Services. We provide advisory-related administrative services to the Price funds through our subsidiaries. T. Rowe Price Services provides mutual fund transfer agency and shareholder services, including maintenance of staff, facilities, and technology and other equipment to respond to inquiries from fund shareholders. T. Rowe Price Associates provides mutual fund accounting services, including maintenance of financial records, preparation of financial statements and reports, daily valuation of portfolio securities and computation of daily net asset values per share. T. Rowe Price Retirement Plan Services provides participant accounting, plan administration and transfer agent services for defined contribution retirement plans that invest in the Price funds. Plan sponsors compensate us for some services while the Price funds compensate us for maintaining and administering the individual participant accounts for those plans that invest in the funds.

Our trustee services are provided by another subsidiary, T. Rowe Price Trust Company. Through this Maryland-chartered limited-service trust company, we offer common trust funds for investment by qualified retirement plans and serve as trustee for retirement plans and IRAs. T. Rowe Price Trust Company may not accept deposits and cannot make personal or commercial loans.

We also provide customized investment advisory services to shareholders and potential investors in the Price funds through our subsidiary T. Rowe Price Advisory Services. These services currently include an Investment Checkup of an individual's financial situation, the Retirement Income Manager for developing an individual's personal income and investment strategy during retirement, and a Rollover Investment Service for investing retirement plan distributions.

Another subsidiary, T. Rowe Price Savings Bank, issues federally-insured certificates of deposit.

Fund Assets. At December 31, 2002, assets under our management in the Price funds aggregated nearly $87.3 billion, a decrease of $10.7 billion from the beginning of the year. The following table presents the net assets (in millions) of our largest funds (net assets in excess of $100 million) at December 31, 2001 and 2002 and the year each fund was started. The Spectrum and Retirement series of funds are not listed in the table because their assets are included in the underlying funds.

                                                                      2001                     2002
                                                                   --------                  --------
Stock funds:
  Growth Stock (1950)                                              $  4,685                  $  3,729
  New Horizons (1960)                                                 5,583                     3,359
  New Era (1969)                                                      1,070                       985
  International Stock (1980)                                          6,515                     4,447
  Growth & Income (1982)                                              2,395                     1,675
  Equity Income (1985)                                               10,436                     9,838
  New America Growth (1985)                                           1,183                       761
  Capital Appreciation (1986)                                         1,405                     1,853
  Science & Technology (1987)                                         5,764                     3,186
  International Discovery (1988)                                        486                       370
  Small-Cap Value (1988)                                              2,037                     2,554
  Foreign Equity (1989)                                               1,842                     1,146
  Equity Index 500 (1990)                                             3,473                     2,708
  European Stock (1990)                                                 847                       641
  New Asia (1990)                                                       639                       543
  Balanced (1991)                                                     1,791                     1,582
  Japan (1991)                                                          133                       100
  Dividend Growth (1992)                                                692                       531
  Mid-Cap Growth (1992)                                               6,756                     5,764
  Small-Cap Stock (1992)                                              3,197                     3,439
  Blue Chip Growth (1993)                                             6,711                     5,020
  Latin America (1993)                                                  177                       129
  Media & Telecommunications (1993)                                     675                       421
  Personal Strategy - Balanced (1994)                                   660                       603
  Personal Strategy - Growth (1994)                                     316                       322
  Personal Strategy - Income (1994)                                     252                       259
  Value (1994)                                                        1,330                     1,187
  Emerging Markets Stock (1995)                                         155                       170
  Health Sciences (1995)                                                961                       678
  Financial Services (1996)                                             309                       265
  Mid-Cap Equity Growth (1996)                                          308                       263
  Mid-Cap Value (1996)                                                  503                       993
  Real Estate (1997)                                                     69                       132
  Total Equity Market Index (1998)                                      198                       168
  Institutional Small-Cap Stock (2000)                                  288                       334
  Other funds                                                           601                       493
                                                                   --------                  --------
                                                                     74,442                    60,648
                                                                   --------                  --------
Bond and money market funds:
  New Income (1973)                                                   1,803                     2,018
  Prime Reserve (1976)                                                5,878                     5,662
  Tax-Free Income (1976)                                              1,416                     1,503
  Tax-Exempt Money (1981)                                               759                       703
  U.S. Treasury Money (1982)                                          1,005                     1,080
  Tax-Free Short-Intermediate (1983)                                    448                       560
  High Yield (1984)                                                   1,623                     2,361
  Short-Term Bond (1984)                                                599                       904
  GNMA (1985)                                                         1,139                     1,408
  Tax-Free High Yield (1985)                                          1,089                     1,119
  California Tax-Free Bond (1986)                                       249                       274
  International Bond (1986)                                             767                     1,073
  New York Tax-Free Bond (1986)                                         208                       229
  New York Tax-Free Money (1986)                                        114                       112
  Maryland Tax-Free Bond (1987)                                       1,186                     1,334
  U.S. Treasury Intermediate (1989)                                     280                       398
  U.S. Treasury Long-Term (1989)                                        306                       297
  New Jersey Tax-Free Bond (1991)                                       128                       145

  Virginia Tax-Free Bond (1991)                                         352                       402
  Tax-Free Intermediate Bond (1992)                                     131                       163
  Florida Intermediate Tax-Free Bond (1993)                             106                       126
  Maryland Short-Term Tax-Free Bond (1993)                              148                       217
  Summit Cash Reserves (1993)                                         2,825                     3,165
  Summit GNMA (1993)                                                     91                       110
  Summit Municipal Intermediate (1993)                                   94                       110
  Summit Municipal Money Market (1993)                                  211                       241
  Emerging Markets Bond (1994)                                          156                       211
  Institutional High Yield (2002)                                         -                       158
  Other funds                                                           419                       524
                                                                   --------                  --------
                                                                     23,530                    26,607
                                                                   --------                  --------
                                                                   $ 97,972                  $ 87,255
                                                                   ========                  ========

OTHER INVESTMENT PORTFOLIOS. We managed $53.3 billion at December 31, 2002 in investment portfolios outside of the Price funds, down $5.0 billion from the beginning of the year. We provide investment advisory services to these client accounts on a separately-managed or subadvised basis and through sponsored investment portfolios generally organized by us as common trust funds or partnerships. Several special-purpose subsidiaries serve as the general partners of our sponsored investment partnerships. These partnerships were formed in prior years through private placements and are now in the liquidation phase of their existence.

Our fees for managing these investment portfolios are computed using the value of assets under our management. Nearly 60% of these advisory fees are based on the daily valuations of the managed investment portfolios, while about 30% of the fees are based on end of billing period valuations. The remainder are based on account values at the beginning of the billing period.

We charge fees for investment management based on, among other things, the specific investment services to be provided. Our standard form of investment advisory agreement for client accounts provides that the agreement may be terminated at any time and that any unearned fees paid in advance will be refunded.

Our subsidiaries also provide other advisory services to investment clients. Stable value investment contracts, totaling $9.1 billion at December 31, 2001 and $9.9 billion at December 31, 2002, are managed by T. Rowe Price Stable Asset Management. International equity and fixed income securities held in other investment portfolios managed by T. Rowe Price International totaled $9.0 billion at the end of 2002, down from $14.2 billion at the beginning of the year.

REGULATION. T. Rowe Price Associates, T. Rowe Price International, T. Rowe Price Stable Asset Management, T. Rowe Price Global Asset Management, and T. Rowe Price Advisory Services are registered with the SEC as investment advisors under the Investment Advisers Act of 1940. T. Rowe Price Global Investment Services,
T. Rowe Price Global Asset Management, and T. Rowe Price International are regulated by the Financial Services Authority in Great Britain. Our transfer agent services subsidiaries are registered under the Securities Exchange Act of 1934, and our trust company is regulated by the State of Maryland, Commissioner of Financial Regulation. T. Rowe Price Savings Bank is regulated by the Office of Thrift Supervision, U.S. Department of the Treasury.

The Price funds are distributed by our subsidiary, T. Rowe Price Investment Services, which is a registered broker-dealer and member of the National Association of Securities Dealers and the Securities Investor Protection Corporation. We provide discount brokerage services through this subsidiary primarily to complement the other services provided to shareholders of the Price funds. All discount brokerage transactions are cleared through and customer accounts are maintained by Pershing LLC, an independent clearing broker.

All aspects of our business are subject to extensive federal and state laws and regulations. These laws and regulations are primarily intended to benefit or protect our clients and the Price funds' shareholders. They generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the conduct of our business in the event that we fail to comply with laws and regulations. Possible sanctions that may be imposed on us in the event that we fail to comply include the suspension of individual employees, limitations on engaging in certain business activities for specified periods of time, revocation of our investment adviser and other registrations, censures, and fines.

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

EMPLOYEES. At December 31, 2002, we employed 3,710 associates, up just over 1% from the end of 2001. We may add additional temporary and part-time personnel to our staff from time to time to meet periodic and special project demands, primarily for technology and mutual fund administrative services.

SEC FILINGS. We make available through our Internet Web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. To retrieve any of this information, you may access our Internet home page at www.troweprice.com, select: Press or Company Info, and then select: Financial Information.

ITEM 2.  PROPERTIES.

Our primary corporate offices consist of approximately 299,000 square feet of space leased through late 2006 at 100 East Pratt Street in Baltimore, Maryland. Our international offices in London, Buenos Aires, Copenhagen, Hong Kong, Paris, Singapore, and Tokyo are also leased. Our leased customer service call center in Tampa, Florida moved to a newly constructed office complex in the third quarter of 2002.

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

With the development and our occupancy of the larger suburban Owings Mills campus facilities, we may vacate and sell our separate 110,000 square foot facility in Owings Mills.

We maintain investor centers for walk-in traffic and investor meetings in leased facilities located in the Baltimore; Boston (Wellesley, Massachusetts); Chicago (Oak Brook, Illinois); Los Angeles (Woodland Hills, California); New Jersey/New York City (Short Hills, New Jersey); San Francisco (Walnut Creek, California); Tampa; and Washington (Washington, D.C. and McLean, Virginia) areas. We also have centers in our owned facilities in Colorado Springs and Owings Mills. These 11 investor centers allow us to be available to a large number of our investors within a one hour drive.

Information concerning our anticipated capital expenditures in 2003 and our future minimum rental payments under noncancelable operating leases at December 31, 2002 is set forth in the capital resources and liquidity discussion in Item 7 of this Form 10-K.

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

None during the fourth quarter of 2002.

ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

The following information includes the names, ages, and positions of our executive officers. There are no arrangements or understandings pursuant to which any person serves as an officer. The first seven individuals are members of our management committee.


George A. Roche (61), Chairman and President (1997), Chief Financial Officer
 (1984-1997), and Vice President (1973-1987).
James S. Riepe (59), Vice Chairman (1997) and Vice President (1981).
M. David Testa (58), Vice Chairman (1997) and Vice President (1976).
Edward C. Bernard (47), Vice President (1989).
James A.C. Kennedy (49), Vice President (1981).
William T. Reynolds (54), Vice President (1983).
David J.L. Warren (45), Vice President (2000) and President (1998) of
 T. Rowe Price International.
Cristina Wasiak (49), Vice President and Chief Financial Officer (2001).
Ms. Wasiak was previously the Chief Financial Officer of DSC Logistics
 (2000-2001) and a Senior Vice President with ABN Amro North America (1998-
 2000).
Michael A. Goff (43), Vice President (1994).
Henry H. Hopkins (60), Vice President (1976).
Melody L. Jones (43), Vice President (2002).  Ms. Jones was previously Vice
 President and Chief Human Resources Officer (1998-2002) with Aon
 Corporation.
Wayne D. O'Melia (50), Vice President (1991).
Charles E. Vieth (46), Vice President (1985).
Joseph P. Croteau (48), Vice President (1987) and Treasurer (2000).

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock ($.20 par value) trades on The Nasdaq National Market under the symbol "TROW". The high and low trade price information and dividends per share during the past two years were:

                                                1st                  2nd                 3rd                  4th
                                              Quarter              Quarter             Quarter              Quarter
                                              -------              -------             -------              -------
2001 - High price                              $43.94              $37.93               $40.48              $35.23
       Low price                                28.56               27.81                23.44               27.08
       Cash dividends declared                    .15                 .15                  .15                 .16

2002 - High price                               42.69               39.15                33.62               31.67
       Low price                                33.83               30.53                21.50               21.25
       Cash dividends declared                    .16                 .16                  .16                 .17

On February 10, 2003, there were approximately 3,900 holders of record of our outstanding common stock.

We expect to declare and pay cash dividends at the $.17 per-share quarterly rate for the first three quarters of 2003. The increase made to our quarterly dividend rate in December 2002 was the seventeenth consecutive annual increase since we became a public company in April 1986.

ITEM 6.  SELECTED FINANCIAL DATA.

                                           Year ended December 31,
                         -----------------------------------------------------------
                            1998        1999        2000          2001        2002
                         ---------   ---------   ---------     ---------   ---------
                                      (in millions, except per-share data)
Net revenues             $   857.8   $   999.1   $ 1,153.9     $   995.4   $   923.5
Net income               $   174.1   $   239.4   $   269.0     $   195.9   $   194.3
Basic earnings
 per share               $    1.46   $    1.99   $    2.22     $    1.59   $    1.58
Diluted earnings
 per share               $    1.34   $    1.85   $    2.08     $    1.52   $    1.52
Cash dividends
 declared per share      $     .36   $     .43   $     .54     $     .61   $     .65
Weighted average
 shares outstanding          119.1       120.6       121.2         123.1       122.9
Weighted average
 shares outstanding-
 assuming dilution           130.0       129.2       129.6         129.0       127.7

                                             December 31,
                         ----------------------------------------------------------
                           1998       1999        2000         2001         2002
                         --------   --------   ----------   ----------   ----------
                                     (in millions, except as noted)
Balance sheet data
 Goodwill                $    3.2   $    2.5   $    695.0   $    665.7   $    665.7
 Total assets            $  796.8   $  998.0   $  1,469.5   $  1,313.1   $  1,370.4
 Debt                           -   $   17.7   $    312.3   $    103.9   $     55.9
 Stockholders'
  equity                 $  614.3   $  770.2   $    991.1   $  1,077.8   $  1,133.8
Assets under manage-
 ment (in billions)      $  147.8   $  179.9   $    166.7   $    156.3   $    140.6

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to U.S. individual and institutional investors in our sponsored mutual funds and other investment portfolios. Investors outside the United States account for just over 2% of our assets under management.

We manage a broad range of U.S. domestic and international stock, bond, and money market mutual funds and other investment portfolios which meet the varied needs and objectives of individual and institutional investors. Investment advisory revenues depend largely on the total value and composition of assets under management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations. Total assets under our management were $140.6 billion at December 31, 2002, including $92.9 billion in equity securities and $47.7 billion in bond and money market holdings. Lower financial market valuations more than offset our net investor inflows in 2002 and decreased our assets under management by 10% or $15.7 billion over the course of the year.

Our expenditures to broaden our investor base may be significant and precede the revenues that we may obtain from any new investment advisory clients.

RESULTS OF OPERATIONS.

2002 VERSUS 2001. Net income decreased about $1.6 million, or 1%, to $194.3 million. Diluted earnings per share was unchanged at $1.52 as lower weighted average shares and share equivalents outstanding due to our repurchase of 2.8 million common shares in 2002 and our common stock's generally lower per share market value offset the decline in net income. With the adoption of the new accounting standard for goodwill on January 1, 2002, we have ceased amortizing the goodwill that is recognized in our consolidated balance sheet. After excluding the 2001 amortization of goodwill in the amount of $28.9 million, adjusted net income for 2001 was $224.8 million and adjusted diluted earnings per share was $1.74. Total revenues declined $70.6 million, or 7%, to $925.8 million and net revenues declined a similar 7% or $71.9 million to $923.5 million.

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States decreased $43.5 million as average fund assets under management were $92.1 billion during 2002, $6.6 billion less than in 2001. Weakness in financial market valuations that began in early 2000 have continued nearly three years. During the second half of 2002, U.S. equity market valuations fell to levels last seen in the first half of 1997. Mutual fund assets ended 2002 at almost $87.3 billion, down $10.7 billion from December 31, 2001 and nearly $4.9 billion from the 2002 average. The Price funds had $3.1 billion of net cash inflows during 2002, the highest net annual inflows since 1998; however, market depreciation, net of income and dividends paid but not reinvested, more than offset the inflows and reduced fund assets $13.8 billion in 2002. Money market and bond funds had net investor subscriptions of $1.9 billion and stock funds added an additional $1.2 billion of net inflows. Bond fund investors seeking higher yields added $704 million to the High Yield Fund in 2002. Net inflows of $2.7 billion to U.S. domestic stock funds in 2002 were led primarily by value-oriented investors in the Equity Income, Mid-Cap Value, and Small-Cap Value funds while international stock fund investors had net redemptions of $1.5 billion during the year.

Investment advisory revenues earned from the other investment portfolios that we manage were down $11.2 million in 2002 on lower assets under management that also resulted from lower market valuations. The value of the assets in these portfolios decreased $5 billion during 2002 to $53.3 billion at year end as net cash inflows of $1.7 billion were more than offset by $6.7 billion of market value losses. Additionally, performance-based advisory fees were down $5 million from 2001 to $1.2 million in 2002. We earn these fees primarily from a managed disposition service for distributions of venture capital investments and, though recurring, these fees will vary significantly over time. They have declined during the past two years as market conditions were unfavorable and investment portfolios changed.

Administrative revenues and other income decreased $12.4 million from 2001 to $207.4 million in 2002. This decrease is primarily attributable to transfer agency and participant recordkeeping services that we provide for defined contribution retirement plans and was partially offset by a $2.3 million increase in 12b-1 distribution fees received from our Advisor class of mutual fund shares. These revenue changes are generally offset by similar changes in the expenses that we incurred to provide the services and distribute the Advisor shares through third parties.

Total revenues also increased $1.5 million on greater investment income from the larger investment portfolio of our savings bank subsidiary. Our savings bank depositor base increased from $25 million at December 31, 2001 to $81 million at the end of 2002. Interest expense on the higher deposits increased $1.3 million. We manage the assets of our savings bank as a portfolio in a manner similar to that of our other investment advisory clients. The net of our investment portfolio income and depositor interest expense results in a net revenue amount that is similar to the investment advisory fees earned on the investment portfolios that we manage.

Operating expenses in 2002 were $81.2 million less than in 2001. The elimination of the amortization of goodwill accounts for $28.9 million or about 36% of the decrease. Our largest expense, compensation and related costs, decreased 7% or $27.4 million from 2001. Our average staff size, use of temporary personnel in the technology operations group, and total levels of compensation were all lower in 2002. Attrition and a late 2001 staff reduction lowered our average number of associates in 2002 by 6% from the average 2001 level. At December 31, 2002, we employed 3,710 associates, up 2% from the 2002 average. Advertising and promotion expenditures were down $5.6 million in 2002 as we again curtailed these expenditures due to weak financial market conditions that have made investors more cautious and less active. We vary our promotional spending based on market conditions and investor demand as well as our efforts to expand our investor base in the United States and abroad. We expect our advertising and promotion expenditures in the first half of 2003 to be similar to the first half of 2002. Market conditions in the second half of the year will dictate our spending then.

Occupancy and facility costs and other operating expenses in 2002 decreased $5.8 million and $12.5 million, respectively, versus 2001. These reductions primarily reflect the first half 2001 completions of several technology initiatives as well as the international facilities and infrastructure transition that resulted from the August 2000 purchase of

Robert Fleming Holdings' interest in our consolidated subsidiary, T. Rowe Price International. Through the first half of 2001, we incurred substantial costs to establish and transition this entity to new operating facilities with appropriate infrastructure support for their international investment operations. Robert Fleming affiliates previously provided the space and infrastructure support for these offices.

Overall, net operating income was up $9.3 million from 2001 to 2002 including the goodwill amortization of $28.9 million in 2001 that did not recur in 2002.

Non-operating income and expenses include the recognition of investment gains and losses as well as interest expense incurred on our indebtedness. While we recognized $31 million of net investment income in 2001, we experienced a net investment loss of $8.3 million in 2002 as interest and dividend income of $3.3 million was more than offset by losses across all of our investment portfolios. During 2002, we recognized $3.9 million of losses on dispositions and other than temporary impairments of our mutual fund holdings, $3.3 million of losses on our holdings of collateralized bond obligations, $1.4 million of losses from exchange rate fluctuations on our yen debt, and $3.0 million of valuation decreases in our private equity holdings. Our mutual fund investment holdings at December 31, 2002 include an aggregate net gain, before income taxes, of $11.3 million that is included in stockholders' equity as part of accumulated other comprehensive income. This net gain has not been recognized in our statements of income and comprises aggregate gains of $15.5 million and aggregate losses of $4.2 million that have arisen since June 30, 2002 and are considered temporary. Interest expense on our debt is down more than $9 million due to lower principal balances and interest rates in 2002. Overall, we recognized a net non-operating loss of $10.9 million in 2002 versus net non-operating income of $19.4 million in 2001.

The 2002 provision for income taxes as a percentage of pretax income is lower than that of 2001 due primarily to eliminating the amortization of nondeductible goodwill in 2002.

2001 VERSUS 2000. The presentation of our results of operations in our consolidated statements of income for 2001 and 2000 has been changed to conform to our 2002 presentation. The following narrative has been modified from that presented in our 2001 Annual Report to provide a discussion that can be read in conjunction with the new presentation in our consolidated income statement.

Net income decreased $73.2 million, or 27%, to $196 million, and diluted earnings per share fell from $2.08 to $1.52. A full year's amortization of goodwill arising from the T. Rowe Price International acquisition accounted for $.13 of the decline. Total revenues declined 14% from $1.15 billion to just under $1 billion. Net revenues also declined 14% to $995 million.

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

Administrative revenues and other income were down $17.5 million from 2000. Discount brokerage commissions fell $10.0 million from the prior year as investor trading activity and average commission rates were lower. Other administrative revenues declined $7.5 million but were mostly offset by reduced costs of the services that we provide to the mutual funds and defined contribution retirement plans.

Our savings bank subsidiary's customer deposits increased in 2001 and added $1.1 million to total revenues and $.3 million to net revenues versus 2000.

Operating expenses declined about 8% from $744 million in 2000 to $684 million in 2001. Compensation and related costs is our largest expense and was up only 1% or $4.3 million from 2000. Our average staff size was up about 2% versus 2000 but total compensation levels, including bonus expense and the use of temporary personnel by our information technology operations, were down in 2001. Staff reductions, primarily in November 2001, together with attrition during the year reduced our staff to 3,650 associates at December 31, 2001, a 9% reduction from the end of 2000. Our advertising and promotion expense decreased almost 27% or $23.6 million to $64.6 million in 2001 as we curtailed these expenditures due to weak financial market conditions that made investors more cautious and less active.

International investment research fees were eliminated in August 2000 at the time of the T. Rowe Price International acquisition. Depreciation and amortization of property and equipment was $9.8 million higher in 2001 due primarily to additional amortization from recently completed software and technology projects, as well as depreciation of new operating facilities. We completed our move into new space in London in the first quarter of 2001 and in Colorado Springs in the fourth quarter of 2000. Occupancy and facility costs are down from 2000 as the temporary facilities and other additional costs associated with the moves were eliminated.

A full year's amortization of goodwill arising from the T. Rowe Price International acquisition added $17.0 million to our 2001 expenses. Other operating expenses decreased 25% or $29.1 million from 2000. As the international transition and several technology initiatives have been brought to a close, we have substantially reduced other operating expenses.

Overall, net operating income was down $98 million from 2000 to 2001, including the additional $17 million of goodwill expense.

Net non-operating income was also down more than $29 million from 2000. Net investment income declined $27.2 million to $31.0 million, with smaller cash and mutual fund holdings as well as lower interest rates in 2001 accounting for the decline. Gains from our venture capital investments in 2000 that did not recur in 2001 were mostly offset by $11.3 million of greater realized gains from 2001 dispositions of our available-for-sale mutual fund holdings. Interest expense on our debt increased almost $2.2 million as our acquisition indebtedness was outstanding for only five months in 2000.

The 2001 provision for income taxes as a percentage of pretax income is higher than that of 2000 largely due to the full year's amortization of nondeductible goodwill.

Minority interests declined due to the 2000 acquisition and the elimination of the interests in a remaining venture in the first quarter of 2001.

CAPITAL RESOURCES AND LIQUIDITY.

During the three years ended December 31, 2002, stockholders' equity increased from $770 million to more than $1.1 billion. Stockholders' equity at December 31, 2002 includes $8.6 million of unrealized investment holding gains, after provision for income taxes, and $42 million which is restricted as to use under various regulations and agreements arising in the ordinary course of business. Net liquid assets of more than $175 million are available at the beginning of 2003. Unused committed credit facilities at the beginning of 2003 include $458 million expiring in June 2005 and $100 million expiring in June 2003.

During 2002, we repaid $49 million of our debt and expended $96 million in the repurchase of our common shares. These cash outflows were funded by existing cash balances, proceeds of $25 million from exercises of our stock options, and cash provided by our operating activities.

Operating activities provided cash flows of $269 million in 2002 as compared to $290 million in 2001. Net cash expended in investing activities increased $86 million from 2001 to $95 million in 2002. In 2001 we made net redemptions of our sponsored mutual fund holdings of $53 million versus net investments of $10 million in 2002. Investments in property and equipment in 2002 were down $15 million versus 2001 while our savings bank subsidiary increased its investment portfolio more than $60 million as a result of increasing its customer deposits. Cash used in financing activities was down about $140 million in 2002 versus 2001. Bank borrowings were reduced $49 million in 2002 versus $205 million in 2001. With our debt having been substantially reduced, we used our cash flows to step up our share repurchase activity and, on a net basis after increased option exercises, expended nearly $53 million more for share repurchases in 2002.

Anticipated property and equipment expenditures in 2003 are approximately $36 million. These capital expenditures, further debt reductions, and additional share repurchases are expected to be funded from existing cash balances and 2003 operating cash flows.

Under the terms of existing operating leases, we are contractually obliged to make certain future lease payments. These aggregate commitments are discussed in
Note 8 to our financial statements included elsewhere in this

2002 Annual Report and include $19.2 million in 2003, $14.6 million in 2004, $28.8 million in 2005 - 2007, and $47.1 million thereafter. We have historically funded our operating lease payments from current year cash flows from operations and expect to continue to do so in the foreseeable future.

CRITICAL ACCOUNTING POLICIES.

The preparation of financial statements often requires the selection of specific accounting methods and policies from among several acceptable alternatives. Further, significant estimates and judgments may be required in selecting and applying those methods and policies in the recognition of the assets and liabilities in our balance sheet, the revenues and expenses in our statement of income, and the information that is contained in our significant accounting policies and notes to the financial statements. Making these estimates and judgments requires the analysis of information concerning events that may not yet be complete and of facts and circumstances that may change over time. Accordingly, actual amounts or future results could differ materially from those estimates that we include currently in our financial statements and notes thereto.

We have historically presented those significant accounting policies that we use in the preparation of our financial statements as an integral part of those statements and have done so again in this 2002 Annual Report. In the following discussion, we highlight and explain further certain of those policies that are most critical to the preparation and understanding of our financial statements. The application of these policies often requires significant judgments and estimates.

OTHER THAN TEMPORARY IMPAIRMENTS OF AVAILABLE FOR SALE SECURITIES. We classify our investment holdings in sponsored mutual funds and the debt securities held in the investment portfolio of our savings bank subsidiary as available for sale. At the end of each quarter, we mark the carrying amount of each investment holding to fair value and recognize an unrealized gain or loss in other comprehensive income within stockholders' equity. We next review each individual security position that has an unrealized loss to determine if that loss is other than temporary.

A mutual fund holding that has had an unrealized loss for more than six months is presumed to have an other than temporary loss and an impairment is recognized in our statement of income unless there is persuasive evidence, such as an increase in value subsequent to quarter end, to overcome that presumption. We may also recognize an other than temporary loss of less than six months in our statement of income if the particular circumstances of the underlying investment do not warrant our belief that a near-term recovery is possible. A debt security held by our savings bank subsidiary is considered impaired and an other than temporary loss is recognized whenever we determine that we will probably not collect all contractual amounts due under the terms of the security based on the issuer's financial condition and our intent to hold that security.

GOODWILL. As a result of the adoption of a new financial accounting standard on January 1, 2002, we ceased recording recurring charges to amortize the carrying amount of goodwill in our balance sheet. The new standard instead now requires that we evaluate goodwill for possible impairment on an annual basis using a fair value approach. We make that evaluation in the third quarter of each year. Goodwill is considered impaired whenever the carrying amount of the related reporting unit exceeds the fair value of that unit. We attribute all goodwill to our single reportable business segment and reporting unit, our investment advisory business.

Because our testing in 2002 demonstrated that the fair value of our investment advisory business exceeded our carrying amount (basically, our stockholders' equity), we concluded that no impairment exists. Should we reach a different conclusion when we conduct our evaluation in subsequent years, additional work would be performed to ascertain the amount of the non-cash charge needed to recognize the impairment. We must also perform impairment testing at other times if an event or circumstance occurs indicating that it is more likely than not that an impairment has been incurred. The maximum possible future impairment charge that we could incur is the amount recognized in our balance sheet, $666 million at December 31, 2002.

PROVISION FOR INCOME TAXES. After compensation and related costs, our provision for income taxes on our earnings is our second largest annual expense. We operate in several states and several other countries through our various subsidiaries, and must allocate income, expenses, and earnings under the various laws and regulations of each of these taxing jurisdictions. Accordingly, our provision for income taxes represents our total estimate of the liability that we have incurred for doing business in all locations. Annually, we file tax returns which represent our filing positions with each jurisdiction and settle our return liabilities. Each jurisdiction has the right to audit those returns and may take different positions with respect to income and expense allocations and taxable earnings determinations. From time-to-time, we may also provide for estimated liabilities associated with uncertain tax return filing positions that are subject to, or in the process of, being audited by various tax authorities. Because the determinations of our annual provisions are subject to judgments and estimates, it is possible that actual results will vary from those recognized in our financial statements. In such cases, it is possible that additional expense for prior reporting periods may be recorded in subsequent periods as actual tax returns and tax audits are settled.

STOCK OPTIONS. The summary of significant accounting policies includes certain pro forma disclosures as if a fair value based method had been used to recognize compensation expense associated with our stock option grants. The fair value method uses a valuation model for shorter-term, market-traded financial instruments to theoretically value our stock option grants even though they are not available for trading purposes and are of longer duration. The model includes the input of certain variables that are dependent on future expectations, including the expected lives of our options from grant date to exercise date, the volatility of our underlying common shares in the market over that time period, and the rate of dividends that we will pay during that time. Additionally, the recognition of expense fluctuates based on the forfeiture rate for unvested options when employees leave the company.

Our estimates for the variables used in the valuation model are made for the purpose of theoretically determining an expense for each reporting period and are not subsequently adjusted. Unlike almost all other expenses, the resulting theoretical charge to earnings using a fair value based method is a non-cash charge that is never measured by a cash outflow.

NEWLY ISSUED ACCOUNTING PRONOUNCEMENT.

On January 17, 2003, the Financial Accounting Standards Board (FASB) issued an interpretation of accounting principles that have existed since 1959. In its Interpretation No. 46, Consolidation of Variable Interest Entities, the FASB defines a variable interest entity as a corporation, partnership, limited liability company, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The Interpretation requires a variable interest entity to be consolidated by a company if that company is subject to, among other things, a majority of the risk of loss from the variable interest entity's residual returns. A company that is required to consolidate a variable interest entity is referred to as the primary beneficiary of that entity.

We are presently reviewing the accounting requirements of this interpretation to determine its applicability to our consolidated financial statements. While our review is not complete at this time, we have initially determined that we hold residual interests in two $300 million high-yield collateralized bond obligations (CBOs) for which we may be required to apply the provisions of this interpretation beginning July 1, 2003. These entities are non-recourse, limited liability companies in which we hold a portion, though not a majority, of the interests in their residual returns. We are also the collateral manager of each CBO and receive a market-based fee for performance of that service. We may also receive a market-based performance fee, though none were recognized in 2002.

Our maximum exposure to future losses from these interests is the $10 million carrying amount in other assets at December 31, 2002.

FORWARD-LOOKING INFORMATION.

From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this 2002 Annual Report to our stockholders, may contain certain forward-looking information, including information or anticipated information relating to changes in our revenues and net income, changes in the amount and composition of our assets under management, our expense levels, and our expectations regarding financial markets and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information as a result of various factors, including but not limited to those discussed below. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

Our future revenues and results will fluctuate due to many factors, including: the total value and composition of assets under our management; cash inflows and outflows in the T. Rowe Price mutual funds and other managed investment portfolios; fluctuations in the financial markets around the world that result in appreciation or depreciation of the assets under our management; the relative investment performance of the Price mutual funds and other managed investment portfolios as compared to competing offerings and market indices; the extent to which we earn performance-based investment advisory fees; the expense ratios of the Price mutual funds;

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

Our future results are also dependent upon the level of our expenses, which are subject to fluctuation for the following or other reasons: changes in the level of our advertising expenses in response to market conditions, including our efforts to expand our investment advisory business to investors outside the United States and to further penetrate our distribution channels within the United States; variations in the level of total compensation expense due to, among other things, bonuses, changes in our employee count and mix, and competitive factors; any goodwill impairment that may arise; fluctuation in foreign currency exchange rates applicable to the costs of our international operations and our yen-denominated debt; expenses and capital costs, such as technology assets, depreciation, amortization, and research and development, incurred to maintain and enhance our administrative and operating services infrastructure; unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and disruptions of services, including those provided by third parties such as facilities, communications, power, and the mutual fund transfer agent system.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our revenues and net income are based primarily on the value of assets under our management. Accordingly, declines in financial market values directly and negatively impact our investment advisory revenues and net income.

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

The following table (in thousands of dollars) presents the equity price risk from investments in sponsored mutual funds by assuming a hypothetical decline in the fair values of mutual fund shares. This potential future loss of value, before any income tax benefits, reflects the valuation of mutual fund investments at year end using each fund's lowest fair value per share during the past year. In considering this presentation, it is important to note that: all funds did not experience their lowest fair value per share on the same day; it is likely that the composition of the mutual fund investment portfolio would be changed if adverse market conditions persist; and we could experience future losses in excess of those presented below.

                    Fair value at                            Potential
                    December 31,             % of              lower             % of
                        2002               Portfolio           value           Portfolio         Potential loss
                    -------------          ---------         ---------         ---------         ---------------
Stock funds           $ 72,929                 59             $ 63,799            60             $ 9,130     13%
Bond funds              50,243                 41               43,203            40               7,040     14
                      --------                ---             --------           ---             -------
                      $123,172                100             $107,002           100             $16,170     13
                      ========                ===             ========           ===             =======

The comparable potential loss of value shown in last year's annual report was $15.7 million on sponsored mutual fund investments of $123.2 million at the end of 2001. During 2002, we actually experienced net unrealized losses of $10.2 million in the value of our fund investments.

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

Interest rates on our outstanding debt under the credit facility expiring in June 2005 are reset at one- to six-month intervals. Our borrowing rate on this debt is presently only 1.76%. Should our cost of funds increase back to the 7.1% that we experienced in early 2001, and we make no repayments of principal on the existing outstanding balance of $42 million, our interest expense for a full year would increase by $2.2 million.

The investment portfolio and customer deposit liabilities of our savings bank subsidiary are subject to interest rate risk. If interest rates change 1%, the change in the net value of these assets and liabilities would not be material.

The U.S. dollar weakened versus the Japanese yen again in 2002, and an exchange rate loss was recognized on our yen borrowing. In evaluating exchange rate sensitivity, a loss of $1.3 million would be recognized if the yen strengthened 10% from December 31, 2002. Other foreign currency denominated assets and liabilities are not material.

We also make other investments that we include in our balance sheet in other assets. We are at risk for further losses on these investments should market conditions deteriorate as they have in the past three years. At December 31, 2002, we hold investments in a sponsored high-yield collateralized bond obligation issued in 2001 that is recognized in our balance sheet at $10 million and in private equity and other entities totaling nearly $7 million. During 2002, we recognized nearly $6.4 million of losses on these investments and similar ones that we previously held.

Our risk of future loss on these investments cannot exceed the $17 million recognized in our balance sheet. Additionally, we have recognized our 10% interest in Daiwa SB Investments (Japan) at $15 million using the cost basis of accounting. Our market risk on this investment is primarily limited to foreign currency exchange rate fluctuations between the U.S. dollar and the Japanese yen because the functional currency of Daiwa SB Investments is the yen.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                                                                            Page
                                                                            ----
Index to Financial Statements:
  Report of Independent Auditors for 2001 and 2002                            24
  Report of Independent Accountants for 2000                                  25
  Consolidated Balance Sheets at December 31, 2001 and 2002                   26
  Consolidated Statements of Income for each of the
   three years in the period ended December 31, 2002                          27
  Consolidated Statements of Cash Flows for each of the
   three years in the period ended December 31, 2002                          28
  Consolidated Statements of Stockholders' Equity for each of
   the three years in the period ended December 31, 2002                      29
  Summary of Significant Accounting Policies                                  31
  Notes to Consolidated Financial Statements
   including Supplementary Quarterly Financial Data                           34

                 INDEPENDENT AUDITORS' REPORT FOR 2001 and 2002

The Board of Directors and Stockholders of
T. Rowe Price Group, Inc.:

We have audited the accompanying consolidated balance sheets of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of income, cash flows, and stockholders' equity for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.


/s/ KPMG LLP

Baltimore, Maryland
January 30, 2003

                   REPORT OF INDEPENDENT ACCOUNTANTS FOR 2000

To the Stockholders and Board of Directors of T. Rowe Price Group, Inc.

In our opinion, the consolidated statements of income, of cash flows and of stockholders' equity for the year ended December 31, 2000 present fairly, in all material respects, the results of operations and cash flows of T. Rowe Price Group, Inc. and its subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
January 23, 2001

                           CONSOLIDATED BALANCE SHEETS


                                                             December 31,
                                                      -------------------------
                                                         2001           2002
                                                      ----------     ----------
                                                            (in thousands)
ASSETS

Cash and cash equivalents (Note 1)                    $   79,741     $  111,418
Accounts receivable (Note 6)                             104,001         96,787
Investments in sponsored mutual funds (Note 1)           123,247        123,172
Debt securities held by savings bank
 subsidiary (Note 1)                                      30,961         92,908
Property and equipment (Note 2)                          241,825        215,590
Goodwill (Note 3)                                        665,692        665,692
Other assets (Notes 4 and 7)                              67,648         64,866
                                                      ----------     ----------
                                                      $1,313,115     $1,370,433
                                                      ==========     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts payable and accrued
   expenses (Notes 4 and 5)                           $   42,782     $   43,902
  Accrued compensation and related costs                  43,498         34,640
  Dividends payable                                       19,699         20,860
  Customer deposits at savings bank subsidiary            25,422         81,292
  Debt and accrued interest (Note 7)                     103,889         55,899
                                                      ----------     ----------
    Total liabilities                                    235,290        236,593
                                                      ----------     ----------

Commitments and contingent liabilities (Note 8)

Stockholders' equity (Notes 5 and 8)
  Preferred stock, undesignated, $.20 par value -
   authorized and unissued 20,000,000 shares                  --             --
  Common stock, $.20 par value - authorized
   500,000,000 shares; issued 123,088,795 shares
   in 2001 and 122,648,696 shares in 2002                 24,618         24,530
  Additional capital in excess of par value               67,965         80,744
  Retained earnings                                      973,472      1,019,925
  Accumulated other comprehensive income                  11,770          8,641
                                                      ----------     ----------
    Total stockholders' equity                         1,077,825      1,133,840
                                                      ----------     ----------
                                                      $1,313,115     $1,370,433
                                                      ==========     ==========



The accompanying notes are an integral part of the consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME


                                                      Year ended December 31,
                                             -----------------------------------------
                                                2000           2001            2002
                                             ----------     ----------      ----------
                                                      (in thousands, except
                                                        per-share amounts)
Revenues (Note 6)
  Investment advisory fees                   $  916,358     $  775,074      $  715,365
  Administrative fees and other income          237,318        219,848         207,409
  Investment income of savings bank
   subsidiary                                       433          1,535           3,055
                                             ----------     ----------      ----------
  Total revenues                              1,154,109        996,457         925,829

  Interest expense on savings bank
   deposits                                         209          1,011           2,327
                                             ----------     ----------      ----------
  Net revenues                                1,153,900        995,446         923,502
                                             ----------     ----------      ----------

Operating expenses
  Compensation and related
   costs (Notes 2, 5, and 8)                    380,636        384,959         357,586
  Advertising and promotion                      88,215         64,638          59,056
  Depreciation and amortization of
   property and equipment                        41,813         51,567          50,578
  Occupancy and facility costs (Note 8)          68,645         66,611          60,788
  International investment research fees         36,665             --              --
  Goodwill amortization (Note 3)                 11,879         28,921              --
  Other operating expenses                      116,561         87,519          74,983
                                             ----------     ----------      ----------
                                                744,414        684,215         602,991
                                             ----------     ----------      ----------

Net operating income                            409,486        311,231         320,511
                                             ----------     ----------      ----------

Other investment income (loss) (Note 1)          58,218         31,039          (8,273)
Other interest expense (Note 7)                   9,512         11,681           2,634
                                             ----------     ----------      ----------
Net non-operating income (expense)               48,706         19,358         (10,907)
                                             ----------     ----------      ----------

Income before income taxes and
 minority interests                             458,192        330,589         309,604
Provision for income taxes (Note 4)             174,818        135,078         115,350
                                             ----------     ----------      ----------
Income from consolidated companies              283,374        195,511         194,254
Minority interests in consolidated
 subsidiaries                                    14,345           (357)             --
                                             ----------     ----------      ----------
Net income                                   $  269,029     $  195,868      $  194,254
                                             ==========     ==========      ==========

Earnings per share
  Basic                                      $     2.22     $     1.59      $     1.58
                                             ==========     ==========      ==========
  Diluted                                    $     2.08     $     1.52      $     1.52
                                             ==========     ==========      ==========



The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Year ended December 31,
                                                  ---------------------------------------
                                                    2000           2001           2002
                                                  ---------      ---------      ---------
                                                               (in thousands)
Cash flows from operating activities
  Net income                                      $ 269,029      $ 195,868      $ 194,254
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Depreciation and amortization of
     property and equipment                          41,813         51,567         50,578
    Minority interests in consolidated
     subsidiaries                                    14,345           (357)            --
    Goodwill amortization                            11,879         28,921             --
    Other changes in assets and liabilities         (14,331)        14,355         24,466
                                                  ---------      ---------      ---------
  Net cash provided by operating activities         322,735        290,354        269,298
                                                  ---------      ---------      ---------

Cash flows from investing activities
  Acquisition of minority interests in
   T. Rowe Price International                     (783,194)            --             --
  Investments in sponsored mutual funds             (42,576)       (35,968)       (15,547)
  Dispositions of sponsored mutual funds             67,068         88,968          5,453
  Increase in debt securities held by savings
   bank subsidiary                                  (16,398)       (14,135)       (60,638)
  Additions to property and equipment               (85,612)       (41,375)       (26,047)
  Other investment activity                            (374)        (6,460)         1,808
                                                  ---------      ---------      ---------
  Net cash used in investing activities            (861,086)        (8,970)       (94,971)
                                                  ---------      ---------      ---------

Cash flows from financing activities
  Repurchases of common shares                           --        (30,923)       (95,773)
  Stock options exercised                            19,279         13,102         25,320
  Proceeds from bank borrowings                     300,000             --             --
  Debt principal repaid                              (5,000)      (205,000)       (49,366)
  Dividends paid to stockholders                    (62,880)       (73,838)       (78,701)
  Savings bank subsidiary deposits                   10,932         14,490         55,870
  Other financing activities                         (1,926)            --             --
                                                  ---------      ---------      ---------
  Net cash provided by (used in)
   financing activities                             260,405       (282,169)      (142,650)
                                                  ---------      ---------      ---------

Cash and cash equivalents
  Net increase (decrease) during year              (277,946)          (785)        31,677
  At beginning of year                              358,472         80,526         79,741
                                                  ---------      ---------      ---------
  At end of year                                  $  80,526      $  79,741      $ 111,418
                                                  =========      =========      =========


The accompanying notes are an integral part of the consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                           Additional                          Accumu-
                                                              capital                            lated
                                                                   in                            other             Total
                                                               excess                          compre-            stock-
                                               Common          of par          Retained        hensive          holders'
                                                stock           value          earnings         income            equity
                                            ---------       ---------         ---------      ---------        ----------
                                                                          (in thousands)
Balance at December 31,
 1999, 120,107,818 common
 shares                                     $  24,022       $  48,057         $ 649,378      $  48,727        $  770,184
Comprehensive income
 Net income                                                                     269,029
 Change in unrealized
  security holding gains,
  net of taxes                                                                                 (15,780)
 Total comprehensive
  income                                                                                                         253,249
2,331,414 common shares
 issued under stock-based
 compensation plans                               466          32,798                                             33,264
Dividends declared                                                              (65,632)                         (65,632)
                                            ---------       ---------         ---------      ---------        ----------
Balance at December 31,
 2000, 122,439,232 common
 shares                                        24,488          80,855           852,775         32,947           991,065
Comprehensive income
 Net income                                                                     195,868
 Change in unrealized
  security holding gains,
  net of taxes                                                                                 (21,177)
 Total comprehensive
  income                                                                                                         174,691
1,720,063 common shares
 issued under stock-based
 compensation plans                               344          18,922                                             19,266
1,070,500 common shares
 repurchased                                     (214)        (31,812)                                           (32,026)
Dividends declared                                                              (75,171)                         (75,171)
                                            ---------       ---------         ---------      ---------        ----------
Balance at December 31,
 2001, 123,088,795 common
 shares                                     $  24,618       $  67,965         $ 973,472      $  11,770        $1,077,825



                             Continued on next page.


The accompanying notes are an integral part of the consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                       Additional                          Accumu-
                                                          capital                            lated
                                                               in                            other                 Total
                                                           excess                          compre-                stock-
                                           Common          of par          Retained        hensive              holders'
                                            stock           value          earnings         income                equity
                                       ----------      ----------         ---------     ----------          ------------
                                                                      (in thousands)
                                       Continued from prior page.

Balance at December 31,
 2001, 123,088,795 common
 shares                                $   24,618      $   67,965         $  973,472    $   11,770          $  1,077,825
Comprehensive income
 Net income                                                                  194,254
 Change in unrealized
  security holding gains,
  net of taxes                                                                              (3,129)
 Total comprehensive
  income                                                                                                         191,125
2,359,901 common shares
 issued under stock-based
 compensation plans                           472          38,952                 (2)                             39,422
2,800,000 common shares
 repurchased                                 (560)        (26,173)           (67,937)                            (94,670)
Dividends declared                                                           (79,862)                            (79,862)
                                       ----------      ----------         ----------    ----------          ------------
Balance at December 31,
 2002, 122,648,696 common
 shares                                $   24,530      $   80,744         $1,019,925    $    8,641          $  1,133,840
                                       ==========      ==========         ==========    ==========          ============



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

BASIS OF PREPARATION.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the use of estimates made by our management. Actual results may vary from those estimates. Our financial statements include the accounts of all subsidiaries in which we have a majority or controlling interest. All material intercompany accounts and transactions are eliminated in consolidation. Certain 2000 and 2001 amounts have been reclassified to conform to the 2002 presentation.

CASH EQUIVALENTS.

Cash equivalents consist primarily of short-term, highly liquid investments in sponsored money market mutual funds and in commercial paper. The cost of these funds is equivalent to fair value.

INVESTMENTS.

Investments in sponsored mutual funds and debt securities held by our savings bank subsidiary are classified as available-for-sale and are reported at fair value. Net unrealized security holding gains are recognized in comprehensive income.

We also hold other investments that are included in other assets and are recognized using the cost or equity methods of accounting, as appropriate.

We review the carrying amount of each investment for possible impairment on a quarterly basis and recognize a loss in our statement of income whenever a loss is considered other than temporary.

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

Investments by our savings bank subsidiary in debt securities expose us to market risk which may arise from changes in credit ratings and interest rates.

PROPERTY AND EQUIPMENT.

Property and equipment is stated at cost net of accumulated depreciation and amortization computed using the straight-line method. Provisions for depreciation and amortization are based on the following weighted average estimated useful lives: computer and communications software and equipment, 3 years; furniture and other equipment, 5 years; buildings, 32 years; leasehold improvements, 8 years; and leased land, 99 years.

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

EARNINGS PER SHARE.

Basic earnings per share excludes the dilutive effect of outstanding stock options and is computed by dividing net income by the weighted average common shares outstanding of 121,196,000 in 2000, 123,072,000 in 2001, and 122,876,000
in 2002. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options were exercised. It is computed by increasing the denominator of the basic calculation by potential dilutive common shares, determined using the treasury stock method, of 8,452,000 in 2000, 5,973,000 in 2001, and 4,830,000 in 2002.

COMPREHENSIVE INCOME.
Total comprehensive income is reported in our consolidated statements of stockholders' equity and includes net income and the change in unrealized security holding gains, net of income taxes and any minority interests.

STOCK OPTION GRANTS.

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

Accounting principles require us to make the following disclosures as if the fair value based method of accounting had been applied to our stock option grants after 1994. The weighted-average grant-date fair value of each option awarded is estimated to be $13.45 in 2000, $9.15 in 2001, and $9.42 in 2002 using the Black-Scholes option-pricing model and the following assumptions: dividend yield of 1.3% in 2000 and 2001 and 1.4% in 2002; expected volatility of 35% in 2000, 37% in 2001, and 36% in 2002; risk-free interest rates of 5.6% in 2000, 4.2% in 2001, and 4.0% in 2002; and expected lives of 4.8 years in 2000,
5.5 years in 2001, and 5.7 years in 2002.

The following table illustrates the effect on net income (in thousands) and earnings per share if we had applied the fair value based method and the estimates contained in the preceding paragraph to our stock option grants that were outstanding and unvested each year.

                                                                          2000           2001          2002
                                                                       ----------     ---------     ---------
Net income, as reported                                                $  269,029     $ 195,868     $ 194,254
Additional stock-option based
 compensation expense estimated using
 the fair value based method                                              (30,380)      (42,688)      (39,369)
Related income tax benefits                                                 9,391        13,471        11,985
                                                                       ----------     ---------     ---------
Pro forma net income                                                   $  248,040     $ 166,651     $ 166,870
                                                                       ==========     =========     =========

Earnings per share
 Basic - as reported                                                   $     2.22     $    1.59     $    1.58
                                                                       ==========     =========     =========
 Basic - pro forma                                                     $     2.05     $    1.35     $    1.36
                                                                       ==========     =========     =========

 Diluted - as reported                                                 $     2.08     $    1.52     $    1.52
                                                                       ==========     =========     =========
 Diluted - pro forma                                                   $     1.92     $    1.30     $    1.31
                                                                       ==========     =========     =========

It is important to note that the charge to compensation expense that results from using the fair value based method would also result in an equal and offsetting increase to our additional capital in excess of par value; accordingly, total stockholders' equity is not diminished if the fair value method had been used to record compensation expense.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INVESTMENTS.

Cash equivalent investments in our sponsored money market mutual funds aggregate $72,411,000 at December 31, 2001 and $99,457,000 at December 31, 2002.

Investments in our other sponsored mutual funds (in thousands) at December 31 include:

                                                                       Aggregate
                                   Aggregate        Unrealized            fair
                                     cost          holding gains         value
                                   ---------       -------------       ---------
2001
-----------
Stock funds                         $ 66,439          $ 15,523          $ 81,962
Bond funds                            39,245             2,040            41,285
                                    --------          --------          --------
                                    $105,684          $ 17,563          $123,247
                                    ========          ========          ========

2002
-----------
Stock funds                         $ 70,350          $  2,579          $ 72,929
Bond funds                            41,558             8,685            50,243
                                    --------          --------          --------
                                    $111,908          $ 11,264          $123,172
                                    ========          ========          ========

The following table reconciles our unrealized holding losses on investments in sponsored mutual funds (in thousands) to that recognized in other comprehensive income.

                                                2000               2001               2002
                                              --------           --------           --------
Unrealized holding losses                     $(19,027)          $(14,159)          $(10,169)
Less gains (losses) realized in net
 income using average cost                       7,417             18,701             (3,870)
                                              --------           --------           --------
                                               (26,444)           (32,860)            (6,299)
Deferred tax benefits                            9,365             11,512              2,295
                                              --------           --------           --------
                                               (17,079)           (21,348)            (4,004)
Minority interests                               1,124                 --                 --
                                              --------           --------           --------
Unrealized holding losses recognized
 in other comprehensive income                $(15,955)          $(21,348)          $ (4,004)
                                              ========           ========           ========


Dividends earned on our investments in sponsored mutual funds, including money market mutual funds, totaled $35,157,000 in 2000, $8,748,000 in 2001, and
$2,989,000 in 2002.

Our savings bank subsidiary holds investments in mortgage-backed and other marketable debt securities which are accounted for as available-for-sale. The expected holding period of these securities generally correlates to customer deposits which range in maturity up to five years. Balances (in thousands) in these investments at December 31 were:

                                                 Aggregate
              Aggregate        Unrealized          fair
                cost          holding gains        value
             ---------        -------------      --------
2001          $ 30,389          $    572          $ 30,961
2002            90,888             2,020            92,908

Other comprehensive income includes unrealized holding gains on the savings bank portfolio, net of income taxes of $115,000 in 2000, $226,000 in 2001, and $799,000 in 2002.

NOTE 2 - PROPERTY AND EQUIPMENT.

Property and equipment (in thousands) at December 31 consists of:

                                                              2001                2002
                                                            ---------           ---------

Computer and communications software and equipment          $ 157,353           $ 170,120
Buildings and leasehold improvements                          167,785             166,568
Furniture and other equipment                                  59,688              60,276
Land owned and leased                                          21,503              21,503
                                                            ---------           ---------
                                                              406,329             418,467
Accumulated depreciation and amortization                    (164,504)           (202,877)
                                                            ---------           ---------
                                                            $ 241,825           $ 215,590
                                                            =========           =========

Compensation and related costs attributable to the development of computer software for internal use totaling $10,690,000 in 2000, $7,465,000 in 2001, and $4,639,000 in 2002 have been capitalized.

NOTE 3 - GOODWILL.

On August 8, 2000, we purchased Robert Fleming Holdings' 50% non-controlling interest in our consolidated subsidiary, T. Rowe Price International. This purchase transaction resulted in goodwill of $704 million that was amortized in 2000 and 2001 on a straight-line basis over 25 years. We operate in one reportable business segment - that of the investment advisory business - and all goodwill is attributed to that segment.

As of January 1, 2002, we adopted the provisions of a new financial accounting standard for goodwill, ceased amortizing goodwill, and determined that its carrying amount was not impaired. We also evaluated goodwill for possible impairment in the third quarter of 2002 and again concluded that there had been no impairment. A similar evaluation using the fair value approach will be done at least annually in the third quarter each year. Prior to 2002, we used an undiscounted future cash flows approach to evaluate goodwill for potential impairment.

The following information reconciles reported net income (in thousands) and earnings per share to adjusted net income (in thousands) and earnings per share, excluding the goodwill amortization recognized in prior years.

                                           2000                 2001                 2002
                                        -----------          -----------          -----------
Reported net income                     $   269,029          $   195,868          $   194,254
Add back goodwill amortization               11,879               28,921                   --
                                        -----------          -----------          -----------
Adjusted net income                     $   280,908          $   224,789          $   194,254
                                        ===========          ===========          ===========

Basic earnings per share
  Reported net income                   $      2.22          $      1.59          $      1.58
  Goodwill amortization                         .10                  .24                   --
                                        -----------          -----------          -----------
  Adjusted net income                   $      2.32          $      1.83          $      1.58
                                        ===========          ===========          ===========

Diluted earnings per share
  Reported net income               $  2.08          $  1.52          $  1.52
  Goodwill amortization                 .09              .22               --
                                    -------          -------          -------
  Adjusted net income               $  2.17          $  1.74          $  1.52
                                    =======          =======          =======

NOTE 4 - INCOME TAXES.

The provision for income taxes (in thousands) consists of:

                                                 2000               2001               2002
                                              ---------          ---------          ---------
Current income taxes
 U.S. federal and foreign                     $ 150,431          $ 122,598          $ 111,027
 State and local                                 16,283             12,231              9,429
Deferred income taxes (tax benefits)              8,104                249             (5,106)
                                              ---------          ---------          ---------
                                              $ 174,818          $ 135,078          $ 115,350
                                              =========          =========          =========

Deferred income taxes arise from temporary differences between taxable income for financial statement and income tax return purposes. Amortization and depreciation of property and equipment resulted in deferred income taxes of $4,158,000 in 2000. Significant temporary differences in 2001 included deferred benefits of $3,866,000 related to investment income offset by deferred taxes of $4,212,000 related to accrued compensation. Deferred tax benefits in 2002 include $4,584,000 related to investment income and $2,359,000 related to depreciation and amortization of property and equipment offset by deferred taxes of $2,346,000 related to accrued compensation.

The net deferred tax liability of $89,000 included in accounts payable and accrued expenses at December 31, 2001, consists of total deferred tax liabilities of $10,178,000 and total deferred tax assets of $10,089,000. Deferred tax liabilities include $6,364,000 arising from unrealized holding gains on available-for-sale securities. Deferred tax assets include $4,441,000 arising from investment income and $3,479,000 arising from accrued compensation.

The net deferred tax asset of $6,740,000 included in other assets at December 31, 2002, consists of total deferred tax liabilities of $5,600,000 and total deferred tax assets of $12,340,000. Deferred tax liabilities include $4,642,000 arising from unrealized holding gains on available-for- sale securities. Deferred tax assets include $9,025,000 arising from investment income.

Cash outflows from operating activities include income taxes paid of $188,285,000 in 2000, $103,125,000 in 2001, and $112,457,000 in 2002. The income tax benefit arising from exercises of our stock options reduced income taxes paid by $13,985,000 in 2000, $6,164,000 in 2001, and $14,102,000 in 2002.

The following table reconciles the statutory federal income tax rate to the effective income tax rate.

                                                          2000             2001             2002
                                                         -----            -----            -----
Statutory U.S. federal income tax rate                    35.0%            35.0%            35.0%
State income taxes, net of federal tax benefits            2.7              2.7              2.5
Nondeductible goodwill amortization                        1.0              3.3               --
Other items                                                (.5)             (.1)             (.2)
                                                         -----            -----            -----
Effective income tax rate                                 38.2%            40.9%            37.3%
                                                         =====            =====            =====

NOTE 5 - COMMON STOCK AND STOCK-BASED COMPENSATION PLANS.

SHARES AUTHORIZED AND ISSUED.

At December 31, 2002, 35,734,680 shares of unissued common stock were reserved for the exercise of stock options. Additionally, 1,680,000 shares are reserved for issuance under a plan whereby substantially all employees may acquire common stock through payroll deductions at prevailing market prices.

The Board of Directors has authorized the future repurchase of up to 1,633,010 common shares at December 31, 2002. Accounts payable and accrued expenses includes $1,103,000 at December 31, 2001 for pending settlements of common stock repurchases.

DIVIDENDS.

Cash dividends declared per share were $.54 in 2000, $.61 in 2001, and $.65 in 2002.

STOCK OPTIONS.

The following table summarizes the status of and changes in our stock option grants during the past three years.

                                               Weighted-                         Weighted-
                                                average                           average
                                               exercise         Options          exercise
                             Options             price        exercisable          price
                           ----------         ----------      -----------        ---------
Outstanding at
 beginning
 of 2000                   23,657,481          $ 19.45        14,014,481           $13.04
Granted                     4,914,085            38.90
Exercised                  (2,513,694)           10.08
Forfeited                    (456,000)           30.66
                           ----------
Outstanding at
 end of 2000               25,601,872            23.90        14,910,572            16.25
Granted                     3,973,384            25.96
Exercised                  (1,839,850)            9.48
Forfeited                    (434,619)           34.28
                           ----------
Outstanding at
 end of 2001               27,300,787            25.01        16,233,787            20.03
Granted                     3,970,367            27.41
Exercised                  (2,482,951)           11.87
Forfeited                    (844,347)           33.62
                           ----------
Outstanding at
 end of 2002               27,943,856            26.25        16,759,556            23.50
                           ==========


Information regarding the exercise prices and lives of stock options outstanding at December 31, 2002 follows.

                                                                 Weighted-
                                                                  average
                                                Weighted-         remaining                          Weighted-
                                                 average         contractual                          average
    Range of                                    exercise          life (in                           exercise
 exercise prices           Outstanding            price            years)          Exercisable         price
-------------------        -----------         ----------       -----------        -----------       ---------
 $ 7.03 to 21.25            8,007,087          $ 12.38               2.5            8,007,087         $ 12.38
 $21.26 to 27.28            3,706,410            25.71               8.7              737,010           25.70
 $27.29 to 34.73            8,734,227            29.40               7.5            3,692,027           31.12
 $34.74 to 47.07            7,496,132            37.68               6.9            4,323,432           37.20
                           ----------                                              ----------
                           27,943,856            26.25               6.1           16,759,556           23.50
                           ==========                                              ==========

NOTE 6 - INFORMATION ABOUT REVENUES AND SERVICES.

Revenues (in thousands) from advisory services provided under agreements with sponsored mutual funds and other investment clients include:

                                          2000              2001              2002
                                        --------          --------          --------
Sponsored U.S. mutual funds
 Stock                                  $570,133          $464,883          $411,679
 Bond and money market                    93,020            97,707           107,425
                                        --------          --------          --------
                                         663,153           562,590           519,104
Other portfolios                         253,205           212,484           196,261
                                        --------          --------          --------
Total investment advisory fees          $916,358          $775,074          $715,365
                                        ========          ========          ========

The following table summarizes the various investment portfolios and assets under management (in billions) on which advisory fees are earned.

                                           Average during                     December 31,
                                  --------------------------------       -------------------
                                   2000         2001         2002         2001         2002
                                  ------       ------       ------       ------       ------

Sponsored U.S. mutual funds
 Stock                            $ 92.2       $ 75.8       $ 67.1       $ 74.5       $ 60.7
 Bond and money market              21.7         22.9         25.0         23.5         26.6
                                  ------       ------       ------       ------       ------
                                   113.9         98.7         92.1         98.0         87.3
Other portfolios                    63.7         56.5         55.5         58.3         53.3
                                  ------       ------       ------       ------       ------
                                  $177.6       $155.2       $147.6       $156.3       $140.6
                                  ======       ======       ======       ======       ======

Fees for advisory-related administrative services provided to our sponsored mutual funds were $178,226,000 in 2000, $170,916,000 in 2001, and $155,771,000
in 2002. Accounts receivable from the mutual funds aggregate $57,972,000 and $55,474,000 at December 31, 2001 and 2002, respectively. All services to the sponsored U.S. mutual funds are provided under contracts which are subject to periodic review and approval by each of the funds' boards and, with respect to investment advisory contracts, also by the funds' shareholders.

NOTE 7 - DEBT.

In April 1999, we borrowed 1,809,500,000 yen ($15,019,000) from a bank under a promissory note. Interest is due quarterly at LIBOR for yen borrowings plus .95% and is fixed for 12 months until April 2003 at 1.06%. Foreign currency transaction gains of $1,894,000 in 2000 and $2,085,000 in 2001 and losses of $1,335,000 in 2002 arising from this borrowing are included in non-operating investment income (loss). In 2002, we made an installment payment of 180,950,000 yen and the remaining equivalent balance of $13,712,000 is due in installments of 180,950,000 yen in April 2003 and 1,447,600,000 yen in 2004.

To partially finance the acquisition of the T. Rowe Price International shares, we borrowed $300,000,000 in August 2000 under a $500,000,000 syndicated bank credit facility expiring in June 2005 for which JPMorgan Chase Bank serves as administrative agent. We made principal payments of $5,000,000 in 2000, $205,000,000 in 2001, and $48,000,000 in 2002 and thereby reduced our borrowing to $42,000,000 at the end of 2002. Credit facility costs of $796,000 are included in other assets at December 31, 2002 and are being amortized over the period to June 2005. Interest on the debt floats at .35% over the Eurodollar base rate and was 7.1%, 2.27%, and 1.76% at the end of 2000, 2001 and 2002, respectively. We also have a complementary $100,000,000 syndicated bank credit facility expiring in June 2003 under which there have been no borrowings. We paid annual fees for these credit facilities of $942,000 in 2002.

At December 31, 2002, we are in compliance with the covenants contained in our credit agreements. Total interest expense on our outstanding debt, including amortization of credit facility costs, and commitment fees was $9,512,000 in 2000, $11,681,000 in 2001, and $2,634,000 in 2002.

NOTE 8 - OTHER DISCLOSURES.

We occupy certain office facilities and rent computer and other equipment under noncancelable operating leases. Related rental expense was $30,752,000 in 2000, $25,711,000 in 2001, and $22,568,000 in 2002. Future minimum rental payments under these leases aggregate $19,194,000 in 2003, $14,626,000 in 2004,
$12,196,000 in 2005, $11,536,000 in 2006, $5,023,000 in 2007, and $47,130,000 in
later years.

At December 31, 2002, we had outstanding commitments to fund additional investments totaling $1.5 million.

Our consolidated stockholders' equity at December 31, 2002 includes approximately $42,000,000 which is restricted as to use by various regulations and agreements arising in the ordinary course of our business.

From time to time, various claims against us arise in the ordinary course of business, including employment-related claims. In the opinion of management, after consultation with counsel, it is unlikely that any adverse determination in one or more pending claims would have a material adverse effect on our financial position or results of operations.

Expense for our defined contribution retirement program in the United States was $22,263,000 in 2000, $21,641,000 in 2001, and $22,830,000 in 2002.

NOTE 9 - SUPPLEMENTARY QUARTERLY FINANCIAL DATA (Unaudited).

                                                           Basic            Diluted
                                                         earnings          earnings
                        Net               Net               per               per
                     Revenues           income             share             share
                     --------          --------          --------          --------
                           (in thousands)
2001
-----------
1st quarter          $263,249          $ 49,308          $    .40          $    .38
2nd quarter           251,849            51,156               .42               .40
3rd quarter           240,717            50,398               .41               .39
4th quarter           239,631            45,006               .37               .35

2002
-----------
1st quarter           242,008            53,024               .43               .41
2nd quarter           240,280            51,854               .42               .40
3rd quarter           221,576            43,210               .35               .34
4th quarter           219,638            46,166               .38               .37

Net revenues are presented for comparability across quarterly periods to conform with the year-end 2002 presentation of our statement of income.

The sum of quarterly earnings per share may not equal annual earnings per share because the computations are done independently.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We previously reported that we changed our certifying independent accountants from PricewaterhouseCoopers LLP to KPMG LLP on September 6, 2001. Information regarding this change appears in the definitive proxy statement filed pursuant to Regulation 14A for the 2003 Annual Meeting of our stockholders and is incorporated by reference.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required by this item regarding the identification of executive officers is contained as a separate item at the end of Part I of this Form 10-K. The balance of the information required by this item regarding our directors and executive officers appears in the definitive proxy statement filed pursuant to Regulation 14A for the 2003 Annual Meeting of our stockholders and is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by these items appears in the definitive proxy statement filed pursuant to Regulation 14A for the 2003 Annual Meeting of our stockholders and is incorporated by reference.

ITEM 14. CONTROLS AND PROCEDURES.

Within the 90-day period prior to the filing date of this Form 10-K Annual Report, we carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information that is required to be included in the periodic reports that we must file with the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of that evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

    3(ii) Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of December 12, 2002.

    4 $500,000,000 Five-Year Credit Agreement among T. Rowe Price Associates, Inc., the several lenders, and The Chase Manhattan Bank, as administrative agent. (Incorporated by reference from Form 10-Q Report for the quarterly period ended June 30, 2000; Accession No. 0000080255-00-000425.)

    10.01 Representative Investment Management Agreement with most of the T. Rowe Price mutual funds. (Incorporated by reference from Form N-1A/A; Accession No. 0001181628-02-000007.)

    10.02 Transfer Agency and Service Agreement dated as of January 1, 2002 between T. Rowe Price Services, Inc. and each of the T. Rowe Price Funds. (Incorporated by reference from Form N-1A/A; Accession No. 0001181628-02-000007.)

    10.03 Agreement dated January 1, 2002 between T. Rowe Price Retirement Plan Services, Inc. and certain of the T. Rowe Price Funds. (Incorporated by reference from Form N-1A/A; Accession No. 0001181628-02-000007.)

    10.04 Representative Underwriting Agreement between each of the T. Rowe Price mutual funds and T. Rowe Price Investment Services, Inc. (Incorporated by reference from Form N-1A/A; Accession No. 0001181628-02-000007.)

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

    10.08 1990 Stock Incentive Plan. (Incorporated by reference from Form S-8 Registration Statement [File No. 33-37573].)

    10.09 1993 Stock Incentive Plan. (Incorporated by reference from Form S-8 Registration Statement [File No. 33-72568].)

    10.10 1996 Stock Incentive Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0001006199-96-000031.)

    10.11 2001 Stock Incentive Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0001113169-01-000002.)

    10.12 Executive Incentive Compensation Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0000933259-95- 000009.)

    21      Subsidiaries of T. Rowe Price Group, Inc.

    23.1    Consent of Independent Auditors, KPMG LLP.

    23.2    Consent of Independent Accountants, PricewaterhouseCoopers LLP.

    99.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

    99.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(b) Reports on Form 8-K: A filing as of September 5, 2002 was made on October 3, 2002 reporting the adoption of amended and restated by-laws of T. Rowe Price Group.


SIGNATURES.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2003.

T. Rowe Price Group, Inc.
By:  /s/ George A. Roche, Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2003.

/s/ George A. Roche, Chairman, Director, and President
/s/ James S. Riepe, Vice Chairman and Director
/s/ M. David Testa, Vice Chairman and Director
/s/ Edward C. Bernard, Director
/s/ D. William J. Garrett, Director
/s/ James H. Gilliam, Jr., Director
/s/ Donald B. Hebb, Jr., Director
/s/ Henry H. Hopkins, Director
/s/ James A.C. Kennedy, Director
/s/ John H. Laporte, Director
/s/ Richard L. Menschel, Director
/s/ William T. Reynolds, Director
/s/ Brian C. Rogers, Director
/s/ Anne Marie Whittemore, Director
/s/ Cristina Wasiak, Chief Financial Officer
/s/ Joseph P. Croteau, Treasurer (Principal Accounting Officer)

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER.

I, George A. Roche, certify that:

1. I have reviewed this annual report on Form 10-K of T. Rowe Price Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ George A. Roche, Chairman & President
March 4, 2003

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER.

I, Cristina Wasiak, certify that:

1. I have reviewed this annual report on Form 10-K of T. Rowe Price Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Cristina Wasiak, Vice President & Chief Financial Officer
March 4, 2003