Form 10-Q
period 2003-03-31
PRICE T ROWE GROUP INC
filed 2003-05-02
CIK 1113169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: MARCH 31, 2003.

Commission file number: 000-32191.

Exact name of registrant as specified in its charter: T. ROWE PRICE GROUP, INC.

State of incorporation: MARYLAND.

I.R.S. Employer Identification No.: 52-2264646.

Address and Zip Code of principal executive offices: 100 EAST PRATT STREET, BALTIMORE, MARYLAND 21202.

Registrant’s telephone number, including area code: (410) 345-2000.

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

Indicate the number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date. 122,092,544 SHARES AT APRIL 28, 2003.

Exhibit index is at Item 6(a) on page 13.

PART I. FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	12/31/2002	03/31/2003

ASSETS

Cash and cash equivalents	$111,418	$132,872
Accounts receivable	96,787	96,211
Investments in sponsored mutual funds	123,172	121,718
Debt securities held by savings bank subsidiary	92,908	98,908
Property and equipment	215,590	208,735
Goodwill	665,692	665,692
Other assets	64,866	59,744

	$1,370,433	$1,383,880

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable and accrued expenses	$43,902	$65,258
Accrued compensation and related costs	34,640	32,737
Dividends payable	20,860	20,779
Customer deposits at savings bank subsidiary	81,292	86,231
Debt and accrued interest	55,899	44,965

Total liabilities	236,593	249,970

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, undesignated, $.20 par value - authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value — authorized 500,000,000 shares; issued 122,648,696 shares in 2002 and 122,039,544 shares in 2003	24,530	24,408
Additional capital in excess of par value	80,744	79,572
Retained earnings	1,019,925	1,020,988
Accumulated other comprehensive income	8,641	8,942

Total stockholders’ equity	1,133,840	1,133,910

	$1,370,433	$1,383,880

See the accompanying notes to the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per-share amounts)

	Three months ended

	03/31/02	03/31/03

Revenues
Investment advisory fees	$188,520	$164,389
Administrative fees and other income	53,322	54,145
Investment income of savings bank subsidiary	455	980

Total revenues	242,297	219,514
Interest expense on savings bank deposits	289	796

Net revenues	242,008	218,718

Operating expenses
Compensation and related costs	94,373	92,147
Advertising and promotion	16,911	16,345
Depreciation and amortization of property and equipment	12,751	11,851
Occupancy and facility costs	15,807	16,521
Other operating expenses	16,016	17,410

	155,858	154,274

Net operating income	86,150	64,444

Investment loss	148	1,645
Other interest expense	796	500

Net non-operating expense	944	2,145

Income before income taxes	85,206	62,299
Provision for income taxes	32,182	23,525

Net income	$53,024	$38,774

Earnings per share
Basic	$.43	$.32

Diluted	$.41	$.31

Dividends declared per share	$.16	$.17

Weighted average shares outstanding	123,531	122,442

Weighted average shares outstanding assuming dilution	130,188	125,519

See the accompanying notes to the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended

	03/31/02	03/31/03

Cash flows from operating activities
Net income	$53,024	$38,774
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	12,751	11,851
Income taxes accrued but unpaid	29,358	23,525
Other changes in assets and liabilities	(7,341)	4,236

Net cash provided by operating activities	87,792	78,386

Cash flows from investing activities
Investments in sponsored mutual funds	(10,022)	(18)
Increase in debt securities held by savings bank subsidiary	(5,477)	(6,318)
Additions to property and equipment	(5,501)	(5,287)
Other investment activity	277	200

Net cash used in investing activities	(20,723)	(11,423)

Cash flows from financing activities
Repurchases of common shares	—	(19,963)
Stock options exercised	15,738	1,360
Debt principal repaid	(33,366)	(11,000)
Dividends paid to stockholders	(19,684)	(20,845)
Savings bank subsidiary deposits	3,948	4,939

Net cash used in financing activities	(33,364)	(45,509)

Cash and cash equivalents
Net increase during period	33,705	21,454
At beginning of year	79,741	111,418

At end of period	$113,446	$132,872

See the accompanying notes to the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

		Additional		Accumu-
		capital		lated
		in		other	Total
		excess		compre-	stock-
	Common	of par	Retained	hensive	holders'
	stock	value	earnings	income	equity

	(in thousands)
Balance at December 31, 2002, 122,648,696 common shares	$24,530	$80,744	$1,019,925	$8,641	$1,133,840
Comprehensive income
Net income			38,774
Change in unrealized security holding gains, net of taxes				301
Total comprehensive income					39,075
177,848 common shares issued under stock-based compensation plans	36	1,686			1,722
787,000 common shares repurchased	(158)	(2,858)	(16,947)		(19,963)
Dividends declared			(20,764)		(20,764)

Balance at March 31, 2003, 122,039,544 common shares	$24,408	$79,572	$1,020,988	$8,942	$1,133,910

See the accompanying notes to the condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE COMPANY AND BASIS OF PREPARATION.

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

The unaudited interim financial information contained in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2002 Annual Report.

STOCK OPTION GRANTS.

Our stock-based compensation plans are accounted for using the intrinsic value based method. The exercise price of each option granted is equivalent to the market price of the common stock at the date of grant. Accordingly, no compensation expense related to stock option grants has been recognized in the consolidated statements of income.

Accounting principles require us to illustrate the effect on net income (in thousands) and earnings per share as if the fair value based method of accounting had been applied to our stock option grants after 1994.

	Three months ended

	03/31/02	03/31/03

Net income, as reported	$53,024	$38,774
Additional stock-option based compensation expense estimated using the fair value based method	(8,364)	(9,373)
Related income tax benefits	2,644	2,761

Pro forma net income	$47,304	$32,162

Earnings per share
Basic — as reported	$.43	$.32

Basic — pro forma	$.38	$.26

Diluted — as reported	$.41	$.31

Diluted — pro forma	$.37	$.26

It is important to note that the charge to compensation expense that results from using the fair value based method would also result in an equal and offsetting increase to our additional capital in excess of par value; accordingly, total stockholders’ equity is not diminished if the fair value method had been used to record compensation expense.

NOTE 2 — DEBT.

On April 2, 2003, we reduced our yen-denominated debt by 180,950,000 yen ($1.5 million). The interest rate on the remaining balance of 1,447,600,000 yen ($12,245,000) was reset to 1% for one month.

On April 18, 2003, we reduced our dollar-denominated debt by $10 million to $21 million. The debt bears interest at an annual rate of approximately 1.66% for the next two months.

NOTE 3 — COMMON STOCK.

Accounts payable and accrued expenses includes $1,392,000 at March 31, 2003 for pending settlements of common stock repurchases.

NOTE 4 — INFORMATION ABOUT REVENUES AND SERVICES.

Revenues (in thousands) from advisory services provided under agreements with sponsored U.S. mutual funds and other investment clients for the three months ended March 31 include:

	2002	2003

Sponsored U.S. mutual funds
Stock	$111,836	$89,504
Bond and money market	25,162	29,283

	136,998	118,787
Other portfolios	51,522	45,602

Total investment advisory fees	$188,520	$164,389

The following table summarizes the various investment portfolios and assets under management (in billions) on which advisory fees are earned.

	Average during
	first 3 months

	2002	2003	12/31/02	03/31/03

Sponsored U.S. mutual funds
Stock	$74.1	$59.7	$60.7	$59.2
Bond and money market	23.9	27.1	26.6	27.7

	98.0	86.8	87.3	86.9
Other portfolios	58.3	53.1	53.3	53.0

	$156.3	$139.9	$140.6	$139.9

Fees for advisory-related administrative services provided to our sponsored mutual funds were $39,673,000 and $41,916,000 in the first quarter of 2002 and 2003, respectively. Accounts receivable from the mutual funds aggregate $55,474,000 at December 31, 2002 and $54,896,000 at March 31, 2003.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and Stockholders of
T. Rowe Price Group, Inc.:

We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of March 31, 2003, the related condensed consolidated statements of income and of cash flows for the three-month periods ended March 31, 2003 and 2002, and the related statement of stockholders’ equity for the three-month period ended March 31, 2003. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, cash flows, and stockholders’ equity for the year then ended (not presented herein); and in our report dated January 30, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Baltimore, Maryland
April 24, 2003

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to U.S. individual and institutional investors in our sponsored mutual funds and other investment portfolios. Investors outside the United States account for 3% of our assets under management.

We manage a broad range of U.S. domestic and international stock, bond, and money market mutual funds and other investment portfolios which meet the varied needs and objectives of individual and institutional investors. Investment advisory revenues depend largely on the total value and composition of assets under management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations. Total assets under our management were $139.9 billion at March 31, 2003, including $90.0 billion in equity securities and $49.9 billion in bond and money market holdings. Lower financial market valuations more than offset our net investor inflows thus far in 2003 and our assets under management have decreased by one-half of 1% or more than $630 million since the beginning of 2003.

RESULTS OF OPERATIONS. Three months ended March 31, 2003 versus 2002.

Net income decreased almost $14.3 million, or 27%, to $38.8 million and diluted earnings per share decreased from $.41 to $.31. Total revenues declined $22.8 million, or 9%, to $219.5 million and net revenues declined about 10% or $23.3 million to $218.7 million.

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States decreased $18.2 million as average fund assets under management decreased to $86.8 billion for the first quarter of 2003, $11.2 billion less than in the 2002 period. Mutual fund assets ended March 2003 at $86.9 billion, down from almost $100.0 billion at March 31, 2002 and $87.3 billion at December 31, 2002. Weakness in financial market valuations that began in early 2000 have continued for three years and, during the first quarter of 2003, decreased mutual fund assets $2.0 billion. The Price funds had nearly $1.7 billion of net cash inflows during the first quarter, the highest quarterly net inflow since the first quarter of 1998. Stock funds had net investor subscriptions of $881 million and bond and money market funds added an additional $798 million of net inflows. Net inflows in 2003 were led primarily by net investments into the Equity Income, Mid-Cap Growth, High Yield, and Blue Chip Growth funds totaling $855 million.

Investment advisory revenues earned from other investment portfolios that we manage decreased $5.9 million in 2003 on lower assets under management that also resulted from lower market valuations. The value of the assets in these portfolios decreased almost $300 million from the end of 2002 to $53.0 billion at the end of March 2003. Net cash inflows of $386 million into these investment portfolios were offset by about $700 million of market losses.

Administrative revenues increased more than $.8 million from the first quarter 2002 to $54.1 million. This increase is primarily attributable to mutual fund transfer agent fees and 12b-1 distribution fees from our Advisor class of fund shares, partially offset by a decrease in discount brokerage revenues. The revenue increases were generally offset by similar increases in related operating expenses.

Operating expenses in the first quarter 2003 were $1.6 million less than in the same period last year. Our largest expense, compensation and related costs, decreased $2.2 million from the first quarter 2002 when we based our quarterly accrual for bonuses to be paid at year-end on a higher amount. First quarter advertising and promotion expenditures were down $.6 million as we again curtailed these expenditures due to weak financial market conditions that have made investors more cautious and less active. We vary our promotional spending based on market conditions and investor demand as well as our efforts to expand our investor base in the United States and abroad. We expect our advertising and promotion expenditures in the second quarter of 2003 to be down approximately $1 million from the second quarter of 2002. Market conditions in the second half of 2003 will dictate our spending then. Occupancy and facility costs in the first quarter of 2003 are up primarily due to additional weather related costs attributable to the severe winter storms in the Eastern United States during the first quarter 2003. Depreciation and amortization of property and equipment declined $.9 million as the depreciable asset base has declined in recent years with lower capital expenditures. Other operating expenses have increased $1.4 million, more than half of which is attributable to the distribution of our Advisor class of fund shares.

Overall, first quarter 2003 net operating income decreased $21.7 million, or 25%, from first quarter 2002.

Our net non-operating expense increased $1.2 million as lower interest expense on our lower outstanding indebtedness was more than offset by $1.9 million of other than temporary impairments in our mutual fund investment holdings. Our mutual fund investment holdings at March 31, 2003 include an aggregate net gain, before income taxes, of $11.9 million that is included in stockholders’ equity as part of accumulated other comprehensive income. This net gain has not been recognized in our statements of income and comprises aggregate gains of $16.0 million and aggregate losses of $4.1 million that have arisen since September 30, 2002 and are considered temporary.

CAPITAL RESOURCES AND LIQUIDITY.

During the first three months of 2003, we repaid $11 million of our debt and expended $20 million in the repurchase of our common shares. In April 2003, we further reduced our debt by $11.5 million. These cash outflows were funded by existing cash balances and cash provided by our operating activities.

NEWLY ISSUED ACCOUNTING PRONOUNCEMENT.

On January 17, 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, which defines a variable interest entity as a corporation, partnership, limited liability company, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The Interpretation requires a variable interest entity to be consolidated by a company if that company is subject to, among other things, a majority of the risk of loss from the variable interest entity’s residual returns. A company that is required to consolidate a variable interest entity is referred to as the primary beneficiary of that entity.

We are presently reviewing the accounting requirements of this Interpretation to determine its applicability to our consolidated financial statements. While our review is not complete at this time, we hold residual interests in two $300 million high-yield collateralized bond obligations (CBOs) for which we are required to apply the provisions of this Interpretation beginning July 1, 2003. These entities are non-recourse, limited liability companies in which we hold a portion, though not a majority, of the interests in their residual returns. We are also the collateral manager of each CBO and receive a market-based fee for performance of that service. We may also earn a market-based performance fee, though none has been received since 2001.

Our maximum aggregate exposure to losses over the future life of these CBOs is our $10 million carrying amount that is included in other assets. If we determine that we are the primary beneficiary of each of these CBOs, we will be required to consolidate them into our financial statements. In that case, it is possible that losses arising in the CBOs during certain future periods could exceed our carrying amount. Any such losses in excess of our carrying amount would likely be offset by gains in later periods over the lives of the CBOs.

FORWARD-LOOKING INFORMATION.

From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this Form 10-Q Quarterly Report, may contain certain forward-looking information, including information or anticipated information relating to changes in our revenues and net income, changes in the amount and composition of our assets under management, our expense levels, and our expectations regarding financial markets and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information as a result of various factors, including but not limited to those discussed below. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

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

Our future results are also dependent upon the level of our expenses, which are subject to fluctuation for the following or other reasons: changes in the level of our advertising expenses in response to market conditions, including our efforts to expand our investment advisory business to investors outside the United States and to further penetrate our distribution channels within the United States; variations in the level of total compensation expense due to, among other things, bonuses, changes in our employee count and mix, and competitive factors; any goodwill impairment that may arise; fluctuation in foreign currency exchange rates applicable to the costs of our international operations and our yen-denominated debt; expenses and capital costs, such as technology assets, depreciation, amortization, and research and development, incurred to maintain and enhance our administrative and operating services infrastructure; unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and disruptions of services, including those provided by third parties, such as facilities, communications, power, and the mutual fund transfer agent system.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material change in the information provided in Item 7A of the 2002 Form 10-K Annual Report.

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

PART II.  OTHER INFORMATION.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of our stockholders was held on April 10, 2003. The proxy statement and solicitation pertaining to this meeting were previously filed with the Commission. Shares eligible to vote were 122,632,244 at the record date of February 10, 2003.

Management’s 15 nominees for the Board of Directors were elected to hold office until the next annual meeting of stockholders and until their respective successors are elected and qualify. The tabulation of votes was:

Nominee	For	Withheld

Edward C. Bernard	99,217,713	7,066,578
James T. Brady	101,438,453	4,899,838
D. William J. Garrett	99,419,406	6,918,885
James H. Gilliam, Jr.	99,422,326	6,915,965
Donald B. Hebb, Jr.	99,429,653	6,908,638
Henry H. Hopkins	99,283,324	7,054,967
James A.C. Kennedy	99,266,542	7,071,750
John H. Laporte	99,303,914	7,034,378
Richard L. Menschel	99,396,982	6,941,309
William T. Reynolds	98,770,887	7,567,404
James S. Riepe	99,220,172	7,118,119
George A. Roche	99,314,823	7,023,469
Brian C. Rogers	99,298,933	7,039,359
M. David Testa	99,081,577	7,256,715
Anne Marie Whittemore	98,460,819	7,877,472

The Annual Incentive Compensation Pool for Executive Officers that will be effective for 2004 was approved by a vote of: 87,719,300 for; 5,031,807 against; and 1,271,585 abstentions. Broker non-votes were 12,315,599.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein.

3(i)	Amended and Restated Charter of T. Rowe Price Group, Inc. as of March 9, 2001. (Incorporated by reference from Form 10-K for 2000; Accession No. 0001113169-01-000003.)

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of December 12, 2002. (Incorporated by reference from Form 10-K for 2002; Accession No. 0000950133-03-000699.)

4	$500,000,000 Five-Year Credit Agreement among T. Rowe Price Associates, Inc., the several lenders, and JPMorgan Chase Bank, as administrative agent. (Incorporated by reference from Form 10-Q Report for the quarterly period ended June 30, 2000; Accession No. 0000080255-00-000425.)

15	Letter from KPMG LLP, independent accountants, re unaudited interim financial information.

99	Certifications Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(b)	Reports on Form 8-K:

A filing was made on April 16, 2003 of a press release dated April 10, 2003 reporting estimates of certain preliminary first quarter 2003 results. (Accession No. 0000950133-03-001350)

A filing was made on April 25, 2003 of a press release dated April 25, 2003 reporting the company’s first quarter 2003 results. (Accession No. 0000950133-03-001496)

SIGNATURES.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 30, 2003.

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

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/	George A. Roche Chairman & President

April 30, 2003

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

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/	Cristina Wasiak Vice President & Chief Financial Officer

April 30, 2003