Form 10-Q
period 2003-06-30
PRICE T ROWE GROUP INC
filed 2003-07-29
CIK 1113169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: JUNE 30, 2003.

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

Indicate the number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date. 123,504,636 SHARES AT JULY 23, 2003.

Exhibit index is at Item 6(a) on page 14.

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	12/31/2002	06/30/2003

ASSETS
Cash and cash equivalents	$111,418	$144,143
Accounts receivable	96,787	106,818
Investments in sponsored mutual funds	123,172	133,224
Debt securities held by savings bank subsidiary	92,908	99,128
Property and equipment	215,590	205,294
Goodwill	665,692	665,692
Other assets	64,866	58,091

	$1,370,433	$1,412,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$43,902	$38,295
Accrued compensation and related costs	34,640	56,147
Dividends payable	20,860	20,928
Customer deposits at savings bank subsidiary	81,292	88,617
Debt and accrued interest	55,899	17,119

Total liabilities	236,593	221,106

Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, undesignated, $.20 par value - authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value — authorized
500,000,000 shares; issued 122,648,696 shares
in 2002 and 123,022,816 shares in 2003	24,530	24,605
Additional capital in excess of par value	80,744	94,724
Retained earnings	1,019,925	1,053,851
Accumulated other comprehensive income	8,641	18,104

Total stockholders’ equity	1,133,840	1,191,284

	$1,370,433	$1,412,390

See the accompanying notes to the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per-share amounts)

	Three months ended		Six months ended

	06/30/02	06/30/03	06/30/02	06/30/03

Revenues
Investment advisory fees	$189,731	$183,896	$378,251	$348,285
Administrative fees and other income	50,434	53,433	103,756	107,578
Investment income of savings bank subsidiary	598	951	1,053	1,931

Total revenues	240,763	238,280	483,060	457,794
Interest expense on savings bank deposits	483	818	772	1,614

Net revenues	240,280	237,462	482,288	456,180

Operating expenses
Compensation and related costs	90,707	94,343	185,080	186,490
Advertising and promotion	14,436	12,392	31,347	28,737
Depreciation and amortization of property and equipment	12,991	11,705	25,742	23,556
Occupancy and facility costs	15,039	14,985	30,846	31,506
Other operating expenses	18,173	19,221	34,189	36,631

	151,346	152,646	307,204	306,920

Net operating income	88,934	84,816	175,084	149,260

Other investment income (loss)	(4,640)	1,848	(4,788)	203
Other interest expense	702	480	1,498	980

Net non-operating income (loss)	(5,342)	1,368	(6,286)	(777)

Income before income taxes	83,592	86,184	168,798	148,483
Provision for income taxes	31,738	32,408	63,920	55,933

Net income	$51,854	$53,776	$104,878	$92,550

Earnings per share
Basic	$.42	$.44	$.85	$.76

Diluted	$.40	$.42	$.81	$.73

Dividends declared per share	$.16	$.17	$.32	$.34

Weighted average shares - Outstanding	123,136	122,507	123,332	122,475

Assuming dilution	128,680	126,844	129,429	126,185

See the accompanying notes to the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended

	06/30/02	06/30/03

Cash flows from operating activities
Net income	$104,878	$92,550
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	25,742	23,556
Other changes in assets and liabilities	55,873	14,109

Net cash provided by operating activities	186,493	130,215

Cash flows from investing activities
Investments in sponsored mutual funds	(10,258)	(35)
Dispositions of sponsored mutual funds	—	4,171
Investments in debt securities by savings bank subsidiary	(50,083)	(37,628)
Dispositions of investments in debt securities held by savings bank subsidiary	5,481	30,175
Additions to property and equipment	(12,511)	(13,544)
Net distributions from other investments	1,462	3,040

Net cash used in investing activities	(65,909)	(13,821)

Cash flows from financing activities
Repurchases of common shares	(77,069)	(19,962)
Stock options exercised	19,763	9,108
Debt principal repaid	(46,366)	(38,531)
Dividends paid to stockholders	(39,533)	(41,609)
Savings bank subsidiary deposits	40,456	7,325

Net cash used in financing activities	(102,749)	(83,669)

Cash and cash equivalents
Net increase during period	17,835	32,725
At beginning of year	79,741	111,418

At end of period	$97,576	$144,143

See the accompanying notes to the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

		Additional		Accumu-
		capital		lated
		in		other	Total
		excess		compre-	stock-
	Common	of par	Retained	hensive	holders'
	stock	value	earnings	income	equity

	(dollars in thousands)
Balance at December 31,
2002, 122,648,696 common shares	$24,530	$80,744	$1,019,925	$8,641	$1,133,840
Comprehensive income
Net income			92,550
Change in unrealized security holding gains, net of taxes, including $9,162 in the second quarter				9,463
Total comprehensive income					102,013
1,161,120 common shares issued under stock-based compensation plans	232	16,838			17,070
787,000 common shares repurchased	(157)	(2,858)	(16,947)		(19,962)
Dividends declared			(41,677)		(41,677)

Balance at June 30, 2003, 123,022,816 common shares	$24,605	$94,724	$1,053,851	$18,104	$1,191,284

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

The unaudited interim financial information contained in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2002 Annual Report. Certain 2002 financial information presented herein has been reclassified to conform to the presentation in our 2002 Annual Report.

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

	Three months ended		Six months ended

	06/30/02	06/30/03	06/30/02	06/30/03

Net income, as reported	$51,854	$53,776	$104,878	$92,550
Additional stock-option based compensation expense estimated using the fair value based method	(8,719)	(10,074)	(17,083)	(19,447)
Related income tax benefits	2,642	3,029	5,286	5,790

Pro forma net income	$45,777	$46,731	$93,081	$78,893

Earnings per share
Basic — as reported	$.42	$.44	$.85	$.76

Basic — pro forma	$.37	$.38	$.75	$.64

Diluted — as reported	$.40	$.42	$.81	$.73

Diluted — pro forma	$.36	$.37	$.72	$.63

It is important to note that the recognition of stock option grants using the fair value based method results in an increase to additional capital in excess of par value; accordingly, total stockholders’ equity is not diminished if the fair value method is used to recognize stock option-based compensation.

NOTE 2 — DEBT.

On April 2, 2003, we reduced our yen-denominated debt by 180,950,000 yen ($1.5 million). The interest rate on the remaining balance of 1,447,600,000 yen ($12.1 million) is .96% until August 2, 2003.

On July 17, 2003, we repaid our remaining dollar-denominated debt balance of $5 million.

NOTE 3 — INFORMATION ABOUT REVENUES AND SERVICES.

Revenues (in thousands) from advisory services provided under agreements with sponsored U.S. mutual funds and other investment clients for the six months ended June 30 include:

	2002	2003

Sponsored U.S. mutual funds
Stock	$223,921	$190,384
Bond and money market	51,066	60,333

	274,987	250,717
Other portfolios	103,264	97,568

Total investment advisory fees	$378,251	$348,285

The following table summarizes the various investment portfolios and assets under management (in billions) on which advisory fees are earned.

	Average during
	first 6 months

	2002	2003	12/31/02	06/30/03

Sponsored U.S. mutual funds
Stock	$73.6	$63.3	$60.7	$71.3
Bond and money market	24.1	27.8	26.6	28.8

	97.7	91.1	87.3	100.1
Other portfolios	58.3	55.4	53.3	61.1

	$156.0	$146.5	$140.6	$161.2

Fees for advisory-related administrative services provided to our sponsored mutual funds were $77,491,000 and $81,710,000 for the first six months of 2002 and 2003, respectively. Accounts receivable from the mutual funds aggregate $55,474,000 at December 31, 2002 and $59,756,000 at June 30, 2003.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and Stockholders of
T. Rowe Price Group, Inc.:

We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of June 30, 2003, the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 2003 and 2002, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2002, and the related statement of stockholders’ equity for the six-month period ended June 30, 2003. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, cash flows, and stockholders’ equity for the year then ended (not presented herein); and in our report dated January 30, 2003, we expressed an unqualified opinion on those consolidated financial statements. Our report referred to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, by T. Rowe Price Group, Inc. effective January 1, 2002. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Baltimore, Maryland
July 24, 2003

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to U.S. individual and institutional investors in our sponsored mutual funds and other investment portfolios. Investors outside the United States account for almost 4% of our assets under management at June 30, 2003.

We manage a broad range of U.S. and international stock, bond, and money market mutual funds and other investment portfolios which meet the varied needs and objectives of individual and institutional investors. Investment advisory revenues depend largely on the total value and composition of assets under management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations.

Total assets under our management were $161.2 billion at June 30, 2003, including $108.9 billion in equity securities and $52.3 billion in bond and money market holdings. Improved financial market valuations in the second quarter of 2003 resulted in appreciation of our assets under management aggregating almost $17.3 billion which more than offset net market declines in the first quarter of 2003 and resulted in net year-to-date appreciation of our asset base of $14.6 billion. Investors’ net cash inflows were $4 billion in the second quarter bringing year-to-date additions to assets under our management to more than $6.0 billion.

Net cash inflows to the mutual funds during the second quarter of 2003 were the highest since the third quarter of 1997 and end of period assets were the highest since the end of 2000.

RESULTS OF OPERATIONS.  Three months ended June 30, 2003 versus 2002.

Net income increased $1.9 million, or almost 4%, to $53.8 million and diluted earnings per share increased from $.40 to $.42. Net revenues declined $2.8 million or just over 1% to $237.5 million.

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States decreased $6.1 million on lower average assets under management which were down $2.1 billion from last year’s quarter at $95.3 billion. Market appreciation increased mutual fund assets nearly $11.2 billion during the second quarter of 2003 and net investor inflows added another $2.0 billion to increase fund assets from $86.9 billion at the beginning of the 2003 quarter to $100.1 billion at June 30, 2003. The Mid-Cap Growth, Equity Income, and High Yield funds accounted for more than $1.1 billion of the net investor inflows during the quarter. In the aggregate, stock funds added $1.5 billion of the net inflows while bond and money market funds added $.5 billion.

Investment advisory revenues earned from other investment portfolios that we manage were flat in comparison to the second quarter of 2002 at $52 million. The 2003 results include $.8 million of additional performance-based fees from our managed disposition service for venture capital distributions. Improved market valuations during the second quarter led assets in these portfolios higher to $61.1 billion at June 30, 2003, up over $8 billion from March 31, 2003. Market appreciation contributed $6.1 billion of the increase while net investor inflows contributed another $1.9 billion to these portfolios. Investors overseas and those reached through third-party distribution channels were largely responsible for the new investment dollars.

Administrative fees increased $3.0 million from the 2002 quarter to $53.4 million in the 2003 quarter. This increase is primarily attributable to mutual fund transfer agency revenues and distribution fees on our Advisor class of fund shares and is offset by corresponding increases in related operating expenses. Discount brokerage trading activity was also up during the second quarter 2003 and contributed to the revenue increase.

Operating expenses increased about 1% or $1.3 million from the previous year’s quarter to $152.6 million. Increases in compensation and related costs and in other operating expenses were nearly offset by decreases in advertising and promotion and in depreciation and amortization expenses. We expect that advertising and promotion expense in the third quarter of 2003 will be about the same as that of the second quarter of 2003. Market conditions in late summer and early fall will dictate our fourth quarter spending. We vary our promotional spending over time based on market conditions and investor demand as well as our efforts to expand our investor base in the United States and abroad.

Overall, second quarter net operating income of $84.8 million in 2003 was $4.1 million, or 4.6%, lower than in 2002.

Net non-operating results from investment income net of debt expenses improved from a loss of $5.3 million in the 2002 quarter to a gain of $1.4 million in the 2003 period. We recognized $.8 million of gains on dispositions of our mutual fund investments in the 2003 quarter while the 2002 quarter included a $2.1 million loss on an investment in a collateralized bond obligation, valuation decreases of $1.8 million on private equity investments, and a $1.4 million loss from exchange rate fluctuations on our yen-denominated debt.

Our mutual fund investment holdings at June 30, 2003 include an aggregate net gain, before income taxes, of $26.5 million that is included in stockholders’ equity as part of accumulated other comprehensive income. This net gain has not been recognized in our statements of income and includes only one holding with an unrealized loss ($9,000 at June 30, 2003).

RESULTS OF OPERATIONS.  Six months ended June 30, 2003 versus 2002.

Total revenues declined $25 million to $458 million and net revenues declined $26.1 million to $456.2 million. Net income decreased $12.3 million, or 12%, to about $93 million and diluted earnings per share decreased from $.81 to $.73. The positive trends from the comparative second quarter results were muted by the larger unfavorable comparisons of the first quarter results.

Investment advisory revenues earned from the T. Rowe Price mutual funds decreased $24 million as average fund assets under management decreased to $91.1 billion in the first half of 2003, $6.6 billion less than in the 2002 period. Mutual fund assets under management are up $12.8 billion since the beginning of 2003 due to market valuation increases, primarily in the second quarter, of $9.1 billion and net investor inflows of $3.7 billion. Stock funds had net investor subscriptions of $2.4 billion while bond and money market funds added net inflows of $1.3 billion.

Investment advisory revenues earned from other investment portfolios declined $5.7 million to $97.6 million. The value of the assets in these portfolios increased $7.7 billion from the end of 2002 to $61.1 billion at June 30, 2003. However, average assets were $3 billion higher in the 2002 period than the $55.4 billion average for the 2003 period.

Administrative fees increased $3.8 million to $107.6 million. This increase is primarily attributable to mutual fund services and distribution fees from our Advisor class of fund shares and is offset by corresponding increases in related operating expenses.

Operating expenses of $307 million were comparable in the first half of 2003 and 2002. Our largest expense, compensation and related costs, increased $1.4 million, or less than 1%, from the 2002 period. Advertising and promotion expenditures were down $2.6 million as we curtailed these expenditures due to the weak financial market conditions experienced in early 2003. Other operating expenses have increased $2.4 million, $1.5 million of which is attributable to the distribution of our Advisor class of fund shares.

Overall, net operating income for the first six months of 2003 decreased $25.8 million, or 15%, from the first six months of 2002.

Our net non-operating loss decreased $5.5 million compared to the first half of 2002. Investment losses in the 2002 period originated primarily in the second quarter while 2003 investment results include losses in the first quarter that were offset by second quarter income and gains. Interest expense was $.5 million lower in the 2003 period as a result of our reduction of outstanding debt balances.

CAPITAL RESOURCES AND LIQUIDITY.

During the first half of 2003, we repaid $38.5 million of our debt and expended $20 million in the repurchase of our common shares. In July 2003, we repaid the $5 million remaining balance of our $300 million acquisition indebtedness obtained in August 2000 when we acquired Robert Fleming Holdings’ 50% interest in T. Rowe Price International.

Operating activities provided cash flows of $130 million in the first six months of 2003. This amount is down $56 million from the comparable 2002 period, including $12 million of lower net income and those temporary differences arising from the timing of cash payments and receipts versus the recognition of related revenues and expenses. Net cash expended in investing activities decreased $52 million versus the 2002 period primarily due to the investment of funds received from $33 million of greater deposits to our savings bank subsidiary in the first half of 2002. Activity in our mutual fund investment portfolio also impacted the change as $4 million was received from fund dispositions in the 2003 period while $10 million of fund investments were made in the first six months of 2002. Cash used in financing activities was down $19 million in the first half of 2003 versus 2002. In addition to the funds provided by the larger increase in savings bank deposits in the first six months of 2002, we expended $46 million more in the first half of 2002 for repurchases of our common shares on a net basis after stock option exercises.

NEWLY ISSUED ACCOUNTING PRONOUNCEMENT.

On January 17, 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, which defines a variable interest entity as a corporation, partnership, limited liability company, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The Interpretation requires a variable interest entity to be consolidated by a company if that company is subject to, among other things, a majority of the risk or variability associated with the residual returns of the entity. A company that is required to consolidate a variable interest entity is referred to as the primary beneficiary of that entity.

We presently hold residual interests in two high-yield collateralized bond obligations (the 1999 CBO and the 2001 CB0; collectively, the CBOs). These entities are non-recourse, limited liability companies in which we hold a portion, though not a majority, of the interests in their residual returns. We are also the collateral manager of each CBO and receive a base fee for performance of that service. At June 30, 2003, the 1999 CBO had assets of approximately $269 million and the 2001 CBO had assets of approximately $375 million.

On May 30, 2003, we altered the fee terms of the collateral management agreements with each CBO and irrevocably waived any performance fees that we might receive or otherwise earn in 2003 and 2004 with respect to the 2001 CBO. A similar waiver was also made for the 1999 CBO through its remaining eight-year life. Subsequently, we reviewed the requirements of the Interpretation and determined that as of May 30, 2003, we were not the primary beneficiary of either CBO and therefore will not consolidate either CBO into our financial statements.

Our maximum aggregate exposure to future losses from these CBOs is equal to the remaining carrying amount of our investment which was $6.9 million in the 2001 CBO at June 30, 2003. The 1999 CBO was considered impaired and its carrying amount charged off at the end of the second quarter in 2002.

We are also reviewing other legal arrangements used to hold our clients’ investment assets. If it is determined that one of these arrangements is a variable interest entity, we will be required to apply the provisions of the Interpretation in our interim financial statements for the third quarter of 2003. We are not exposed to any investment losses as a result of our involvement with, and management of the investor assets held in, these legal structures.

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

Our future revenues and results will fluctuate due to many factors, including: the total value and composition of assets under our management; cash inflows and outflows in the T. Rowe Price mutual funds and other managed investment portfolios; fluctuations in the financial markets around the world that result in appreciation or depreciation of the assets under our management; the relative investment performance of the Price mutual funds and other managed investment portfolios as compared to competing offerings and market indices; the extent to which we earn performance-based investment advisory fees; the expense ratios of the Price mutual funds; investor sentiment and confidence; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; our introduction of new mutual funds and investment portfolios; our ability to contract with the Price mutual funds for payment for investment advisory-related administrative services provided to the funds and their shareholders; changes in retirement savings trends favoring participant-directed investments and defined contribution plans; the amount and timing of income or loss from our private equity, high yield, mutual fund, and other investments; and our level of success in implementing our strategy to expand our business internationally. Our revenues are substantially dependent on fees earned under contracts with the Price funds and could be adversely affected if the independent directors of one or more of the Price funds determined to terminate or significantly alter the terms of the investment management or related administrative services agreements.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2003. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Form 10-Q quarterly report has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2003, and has concluded that there was no change during the quarterly period ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Information called for by this item with respect to the votes of our common stockholders at the annual meeting on April 10, 2003 was previously published in our Form 10-Q Quarterly Report for the quarterly period ended March 31, 2003 (Accession No. 0000950133-03-001637).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following exhibits required by Item 601 of Regulation S-K are filed herewith, except for Exhibit 32 which is furnished herewith.

3(i)	Amended and Restated Charter of T. Rowe Price Group, Inc. as of March 9, 2001. (Incorporated by reference from Form 10-K for 2000; Accession No. 0001113169-01-000003.)
3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of December 12, 2002. (Incorporated by reference from Form 10-K for 2002; Accession No. 0000950133-03-000699.)
4	$500,000,000 Five-Year Credit Agreement among T. Rowe Price Associates, Inc., the several lenders, and JPMorgan Chase Bank, as administrative agent. (Incorporated by reference from Form 10-Q Report for the quarterly period ended June 30, 2000; Accession No. 0000080255-00-000425.)
10.1	Transfer Agency and Service Agreement dated as of January 1, 2003 between T. Rowe Price Services, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS; Accession No. 0001012678-03-000006.)

10.2	Agreement dated January 1, 2003 between T. Rowe Price Retirement Plan Services, Inc. and T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS; Accession No. 0001012678-03-000006.)
15	Letter from KPMG LLP, independent accountants, re unaudited interim financial information.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.
32	Section 1350 Certifications of Principal Executive and Financial Officers.

(b)	Reports on Form 8-K:

A filing was made on April 16, 2003 of a press release dated April 10, 2003 reporting estimates of certain preliminary first quarter 2003 results. (Accession No. 0000950133-03-001350)

A filing was made on April 25, 2003 of a press release dated April 25, 2003 reporting the company’s first quarter 2003 results. (Accession No. 0000950133-03-001496)

A filing was made on July 25, 2003 of a press release dated July 25, 2003 reporting the company’s second quarter 2003 results. (Accession No. 0000950133-03-002504)

SIGNATURES.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 29, 2003.

T. Rowe Price Group, Inc.

/s/ George A. Roche
      Chairman & President

/s/ Cristina Wasiak
      Vice President and Chief Financial Officer

/s/ Joseph P. Croteau
      Vice President & Treasurer (Chief Accounting Officer)