Form 10-Q
period 2003-09-30
PRICE T ROWE GROUP INC
filed 2003-10-29
CIK 1113169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:  SEPTEMBER 30, 2003.

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

Indicate the number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date. 124,520,582 SHARES AT OCTOBER 23, 2003.

Exhibit index is at Item 6(a) on page 14.

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	12/31/2002	09/30/2003

ASSETS

Cash and cash equivalents	$111,418	$226,506
Accounts receivable	96,787	114,648
Investments in sponsored mutual funds	123,172	139,020
Debt securities held by savings bank subsidiary	92,908	104,875
Property and equipment	215,590	202,057
Goodwill	665,692	665,692
Other assets	64,866	59,641

	$1,370,433	$1,512,439

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable and accrued expenses	$43,902	$35,173
Accrued compensation and related costs	34,640	82,912
Dividends payable	20,860	21,166
Customer deposits at savings bank subsidiary	81,292	95,057
Debt and accrued interest	55,899	12,996

Total liabilities	236,593	247,304

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, undesignated, $.20 par value - authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value — authorized 500,000,000 shares; issued 122,648,696 shares in 2002 and 124,417,641 shares in 2003	24,530	24,884
Additional capital in excess of par value	80,744	120,857
Retained earnings	1,019,925	1,098,991
Accumulated other comprehensive income	8,641	20,403

Total stockholders’ equity	1,133,840	1,265,135

	$1,370,433	$1,512,439

See the accompanying notes to the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per-share amounts)

	Three months		Nine months
	ended		ended

	09/30/02	09/30/03	09/30/02	09/30/03

Revenues
Investment advisory fees	$168,622	$205,176	$546,873	$553,461
Administrative fees and other income	52,725	52,947	156,481	160,525
Investment income of savings bank subsidiary	989	977	2,042	2,908

Total revenues	222,336	259,100	705,396	716,894
Interest expense on savings bank deposits	760	832	1,532	2,446

Net revenues	221,576	258,268	703,864	714,448

Operating expenses
Compensation and related costs	88,620	97,441	273,700	283,931
Advertising and promotion	10,766	9,885	42,113	38,622
Depreciation and amortization of property and equipment	12,712	11,287	38,454	34,843
Occupancy and facility costs	15,154	15,285	46,000	46,791
Other operating expenses	21,377	18,840	55,566	55,471

	148,629	152,738	455,833	459,658

Net operating income	72,947	105,530	248,031	254,790

Other investment income (loss)	(2,040)	588	(6,828)	791
Other interest expense	577	332	2,075	1,312

Net non-operating income (loss)	(2,617)	256	(8,903)	(521)

Income before income taxes	70,330	105,786	239,128	254,269
Provision for income taxes	27,120	39,495	91,040	95,429

Net income	$43,210	$66,291	$148,088	$158,840

Earnings per share
Basic	$.35	$.53	$1.20	$1.29

Diluted	$.34	$.51	$1.15	$1.25

Dividends declared per share	$.16	$.17	$.48	$.51

Weighted average shares - Outstanding	122,396	124,013	123,017	122,993

Assuming dilution	126,051	130,072	128,291	127,495

See the accompanying notes to the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended

	09/30/02	09/30/03

Cash flows from operating activities
Net income	$148,088	$158,840
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	38,454	34,843
Other changes in assets and liabilities	69,428	42,340

Net cash provided by operating activities	255,970	236,023

Cash flows from investing activities
Investments in sponsored mutual funds	(11,883)	(7,037)
Dispositions of sponsored mutual funds	—	10,203
Investments in debt securities by savings bank subsidiary	(66,113)	(66,796)
Dispositions of investments in debt securities held by savings bank subsidiary	11,252	53,054
Additions to property and equipment	(19,519)	(21,631)
Net distributions from other investments	1,582	2,989

Net cash used in investing activities	(84,681)	(29,218)

Cash flows from financing activities
Repurchases of common shares	(91,916)	(19,962)
Stock options exercised	21,872	20,532
Debt principal repaid	(48,366)	(43,531)
Dividends paid to stockholders	(59,129)	(62,521)
Savings bank subsidiary deposits	49,925	13,765

Net cash used in financing activities	(127,614)	(91,717)

Cash and cash equivalents
Net increase during period	43,675	115,088
At beginning of year	79,741	111,418

At end of period	$123,416	$226,506

See the accompanying notes to the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

		Additional		Accumulated
		capital in		other	Total
	Common	excess of	Retained	comprehensive	stockholders'
	stock	par value	earnings	income	equity

	(dollars in thousands)
Balance at December 31,
2002, 122,648,696 common shares	$24,530	$80,744	$1,019,925	$8,641	$1,133,840
Comprehensive income
Net income			158,840
Change in unrealized security holding gains, net of taxes, including $2,299 in the third quarter				11,762
Total comprehensive income					170,602
2,555,945 common shares issued under stock-based compensation plans	511	42,971			43,482
787,000 common shares repurchased	(157)	(2,858)	(16,947)		(19,962)
Dividends declared			(62,827)		(62,827)

Balance at September 30, 2003, 124,417,641 common shares	$24,884	$120,857	$1,098,991	$20,403	$1,265,135

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

	Three months ended		Nine months ended

	09/30/02	09/30/03	09/30/02	09/30/03

Net income, as reported	$43,210	$66,291	$148,088	$158,840
Additional stock-option based compensation expense estimated using the fair value based method	(11,775)	(9,104)	(28,858)	(28,551)
Related income tax benefits	3,571	2,851	8,857	8,641

Pro forma net income	$35,006	$60,038	$128,087	$138,930

Earnings per share
Basic — as reported	$.35	$.53	$1.20	$1.29

Basic — pro forma	$.29	$.48	$1.05	$1.13

Diluted — as reported	$.34	$.51	$1.15	$1.25

Diluted — pro forma	$.28	$.46	$1.00	$1.09

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

On April 2, 2003, we reduced our yen-denominated debt by 180,950,000 yen ($1.5 million). We expect to retire the remaining balance of 1,447,600,000 yen ($13.0 million at September 30, 2003) in November 2003.

NOTE 3 — INFORMATION ABOUT REVENUES AND SERVICES.

Revenues (in thousands) from advisory services provided under agreements with sponsored U.S. mutual funds and other investment clients for the nine months ended September 30 include:

	2002	2003

Sponsored U.S. mutual funds
Stock	$318,595	$306,255
Bond and money market	78,824	91,763

	397,419	398,018
Other portfolios	149,454	155,443

Total investment advisory fees	$546,873	$553,461

The following table summarizes the various investment portfolios and assets under management (in billions) on which advisory fees are earned.

	Average during
	first 9 months

	2002	2003	12/31/02	09/30/03

Sponsored U.S. mutual funds
Stock	$69.3	$67.3	$60.7	$76.0
Bond and money market	24.5	28.0	26.6	28.7

	93.8	95.3	87.3	104.7
Other portfolios	56.4	57.9	53.3	64.2

	$150.2	$153.2	$140.6	$168.9

Fees for advisory-related administrative services provided to our sponsored mutual funds were $117,126,000 and $120,547,000 for the first nine months of 2002 and 2003, respectively. Accounts receivable from the mutual funds aggregate $55,474,000 at December 31, 2002 and $62,246,000 at September 30, 2003.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and Stockholders of T. Rowe Price Group, Inc.:

We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of September 30, 2003, the related condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2003 and 2002, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002, and the related condensed consolidated statement of stockholders’ equity for the nine-month period ended September 30, 2003. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
October 23, 2003

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to U.S. individual and institutional investors in our sponsored mutual funds and other investment portfolios. Investors outside the United States account for almost 4% of our assets under management at September 30, 2003.

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

Total assets under our management were $168.9 billion at September 30, 2003, including $115.9 billion in equity securities and $53.0 billion in bond and money market holdings. Improving financial market valuations that began in the second quarter of 2003 continued into the third quarter and added $5.1 billion of net market appreciation to our assets under management. Cumulatively for the first nine months of 2003, net market appreciation has added $19.7 billion to our assets under management. Net cash inflows were more than $2.6 billion in the third quarter bringing year-to-date net inflows to our investment portfolios to almost $8.7 billion.

RESULTS OF OPERATIONS.  Three months ended September 30, 2003 versus 2002.

Net income increased $23.1 million, or more than 53%, to $66.3 million and diluted earnings per share increased from $.34 to $.51. Net revenues increased $36.7 million or 16.6% to $258.3 million.

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States increased $24.9 million on higher average assets under management which increased $16.8 billion from last year’s quarter to $103.4 billion. Market appreciation increased mutual fund assets $3.0 billion during the third quarter of 2003 and net investor inflows added another $1.6 billion to increase fund assets from $100.1 billion at the beginning of the 2003 quarter to $104.7 billion at September 30, 2003. The Mid-Cap Growth and Equity Income funds accounted for more than $.9 billion of the net investor inflows during the quarter. In the aggregate, stock funds added $1.8 billion of the net inflows while bond and money market funds had net cash outflows of $.2 billion.

Investment advisory revenues earned from other investment portfolios that we manage increased $11.7 million from the third quarter of 2002 to $57.9 million. Improved market valuations during the third quarter led the increase in the assets in these portfolios to $64.2 billion at September 30, 2003, up almost $3.2 billion from June 30, 2003. Market appreciation and income contributed $2.1 billion of the increase while net investor inflows contributed another $1.1 billion to these portfolios. New institutional investors into U.S. domestic investment portfolios and additional flows from our third-party distribution channel into subadvised funds were largely responsible for the new investment dollars.

Operating expenses increased about 2.8% or $4.1 million from the previous year’s quarter to $152.7 million. Increases in compensation and related costs were partially offset by decreased spending in almost all of the other operating categories. We expect advertising and promotion expense in the fourth quarter of 2003 to be up to double that of the third quarter 2003.

Overall, third quarter net operating income increased 44.7% or $32.6 million from $72.9 million in the third quarter 2002 to $105.5 million.

Net non-operating results from investment income net of debt expenses improved from a loss of $2.6 million in the 2002 quarter to a gain of nearly $.3 million in the 2003 period. The 2003 results were tempered by a $.9 million loss from exchange rate fluctuations on our yen-denominated debt.

Our provision for income taxes as a percentage of pre-tax income is lower in the third quarter of 2003 due to a reduction of our expected effective annual tax rate for the year as reflected in the year-to-date tax provision.

RESULTS OF OPERATIONS.  Nine months ended September 30, 2003 versus 2002.

Total revenues increased $11.5 million to $716.9 million and net revenues increased $10.6 million to $714.4 million. Net income increased $10.8 million, or 7.3%, to $158.8 million and diluted earnings per share increased from $1.15 to $1.25.

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the U.S. increased $.6 million as average fund assets under management increased to $95.2 billion during the first nine months of 2003, $1.4 billion more than in the 2002 period. Mutual fund assets under management are up almost $17.5 billion since the beginning of 2003 due to market valuation increases, primarily in the second and third quarters, of $12.2 billion and net investor inflows of $5.3 billion. Stock funds had net investor subscriptions of $4.2 billion while bond and money market funds added net inflows of $1.1 billion.

Investment advisory revenues earned from other investment portfolios increased almost $6 million to $155.4 million, including $1.5 million of additional fees from our managed disposition service for venture capital distributions. The value of the assets in these portfolios increased $10.9 billion from the end of 2002 to $64.2 billion at September 30, 2003. Net inflows to these portfolios are $3.4 billion thus far in 2003, split almost evenly between additions to subadvised portfolios from third-party distribution efforts and additions from new institutional investors, both in the U.S. and overseas. Average assets for the period were $57.9 billion, $1.6 billion higher than the same period in 2002.

Administrative fees increased $4.0 million to $160.5 million. This increase is primarily attributable to distribution fees from our Advisor class of fund shares and is offset by a similar amount of distribution costs included in our other operating expenses.

Operating expenses increased less than 1% or $3.8 million to $459.7 million for the first nine months of 2003. Our largest expense, compensation and related costs, increased $10.2 million, or 3.7%, from the 2002 period. Advertising and promotion expenditures were $3.5 million lower than the

2002 period as we decreased these expenditures due to uncertain financial market conditions. Depreciation and amortization expense decreased $3.6 million. New capital additions have been less than depreciation expense and our depreciable book value of property and equipment is lower than in prior periods. Overall, net operating income for the first nine months of 2003 increased almost $6.8 million, or 2.7%, from the first nine months of 2002.

Our net non-operating loss decreased almost $8.4 million compared to the first nine months of 2002. The 2002 period had net investment losses of $6.8 million compared to net investment income of $.8 million during the 2003 period. During the 2002 period, we recognized impairment losses on our mutual fund investments, private equity investments, and our investments in sponsored collaterlized bond obligations. Interest expense was $.8 million lower in the 2003 period as a result of our reduction of outstanding debt balances.

CAPITAL RESOURCES AND LIQUIDITY.

Our mutual fund investment holdings of $139 million at September 30, 2003 include an aggregate gain of $30.7 million, before income taxes, that is included in stockholders’ equity as part of accumulated other comprehensive income and has not been recognized in our statements of income. There are no fund investments which have an unrecognized holding loss at September 30, 2003.

During the first nine months of 2003, we expended $20 million in the repurchase of our common shares and $43.5 million to fully repay the balance of the $300 million indebtedness obtained in August 2000 when we acquired the remaining 50% interest in T. Rowe Price International. We expect to retire our remaining yen-denominated bank borrowing of $13 million in November 2003.

Operating activities provided cash flows of $236 million in the first nine months of 2003, down nearly $20 million from the comparable 2002 period, including $10.8 million of increased net income offset by those temporary differences arising from the timing of cash payments and receipts versus the recognition of related revenues and expenses. Net cash expended in investing activities decreased $55.5 million versus the 2002 period primarily due to the investment of the proceeds of larger savings bank deposits received in the 2002 period. Activity in our mutual fund investment portfolio also impacted the change as $3.2 million was received from net fund dispositions in the 2003 period while $11.9 million of fund investments were made in the 2002 period. Cash used in financing activities was down $35.9 million in the first nine months of 2003 versus 2002. In addition to the funds provided by the larger increase in savings bank deposits in the first nine months of 2002, we expended $69.5 million more in 2002 for repurchases of our common shares on a net basis after stock option exercises.

NEWLY ISSUED ACCOUNTING PRONOUNCEMENT.

On January 17, 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, which defines a variable interest entity as a corporation, partnership, limited liability company, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The Interpretation, as amended on October 9, 2003, generally requires a variable interest entity to be consolidated by a public company at December 31, 2003 if that company is subject to, among other things, a majority of the risk or variability associated with the residual returns of the entity. A company that is required to consolidate a variable interest entity is referred to as the primary beneficiary of that entity.

We presently hold residual interests in two high-yield collateralized bond obligations (the 1999 CBO and the 2001 CBO; collectively, the CBOs). These entities are non-recourse, limited liability companies in which we hold a portion, though not a majority, of the interests in their residual returns. We are also the collateral manager of each CBO and receive a base fee for performance of that service. At September 30, 2003, the CBOs had assets of approximately $623 million.

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

Our maximum aggregate exposure to future losses from these CBOs is equal to the remaining carrying amount of our investment which was $6.9 million in the 2001 CBO at September 30, 2003. The 1999 CBO was considered impaired and its carrying amount charged off at the end of the second quarter in 2002.

We also provide investment advisory services to a mutual fund organized in Luxembourg and distributed solely by a third party in Japan. The fund holds assets of $389 million at September 30, 2003. The distributor of and shareholder in the fund does not hold a voting interest. We are not an investor in the fund nor are we exposed to any investment loss thereon. We continue to review the applicability of the Interpretation to accounting for this mutual fund and the legal structures used to hold certain of our other clients’ investment assets. We are not exposed to any investment losses as a result of our management of the investor assets held in these legal structures.

FORWARD-LOOKING INFORMATION.

From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this Form 10-Q Quarterly Report, may contain certain forward-looking information, including information or anticipated information relating to changes in our revenues and net income, changes in the amount and composition of our assets under management, our expense levels, and our expectations regarding financial markets and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward- looking information as a result of various factors, including but not limited to those discussed below. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

Our future revenues and results will fluctuate due to many factors, including: the total value and composition of assets under our management; cash inflows and outflows in the T. Rowe Price mutual funds and other managed investment portfolios; fluctuations in the financial markets around the world that result in appreciation or depreciation of the assets under our management; the relative investment performance of the Price mutual funds and other managed investment portfolios as compared to competing offerings and market indices; the extent to which we may earn performance- based investment advisory fees; the expense ratios of the Price mutual funds; investor sentiment and confidence; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; our introduction of new mutual funds and investment portfolios; changes in retirement savings trends favoring participant-directed investments and defined contribution plans; the amount and timing of income or loss from our private equity, high yield, mutual fund, and other investments; and our level of success in implementing our strategy to expand our business internationally. Our revenues are substantially dependent on fees earned under contracts with the Price funds and could be adversely affected if the independent directors of one or more of the Price funds determined to terminate or significantly alter the terms of the investment management or related administrative services agreements.

Our future results are also dependent upon the level of our expenses, which are subject to fluctuation for the following or other reasons: changes in the level of our advertising expenses in response to market conditions, including our efforts to expand our investment advisory business to investors outside the United States and to further penetrate our distribution channels within the United States; variations in the level of total compensation expense due to, among other things, bonuses, changes in our employee count and mix, and competitive factors; any goodwill impairment that may arise; fluctuation in foreign currency exchange rates applicable to the costs of our international operations and our yen- denominated debt; expenses and capital costs, such as technology assets, depreciation, amortization, and research and development, incurred to maintain and enhance our administrative and operating services infrastructure; unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and disruptions of services, including those provided by third parties, such as facilities, communications, power, and the mutual fund transfer agent system.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2003. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Form 10-Q quarterly report has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2003, and has concluded that there was no change during the quarterly period ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

On September 16, 2003 a purported class action (T.K. Parthasarthy,et al. v. T. Rowe Price International Funds, Inc., et al.) was filed in the Circuit Court of the Third Judicial Circuit, Madison County, Illinois against T. Rowe Price International, Inc. and the T. Rowe Price International Funds, Inc. which consist of 12 portfolios. Two unrelated fund groups were also named as defendants.

The complaint’s basic allegation is that the defendants do not make appropriate value adjustments to their foreign securities prior to calculating their funds’ daily share prices, thereby benefiting market timing traders at the expense of long-term shareholders.

In the view of management the complaint is wholly without merit. T. Rowe Price intends to defend this case vigorously.

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

A filing was made on July 25, 2003 of a press release dated July 25, 2003 reporting the company’s second quarter 2003 results. (Accession No. 0000950133-03-002504)

A filing was made on October 24, 2003 of a press release dated October 24, 2003 reporting the company’s third quarter 2003 results. (Accession No. 0000950133-03-003537)

SIGNATURES.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 28, 2003.

T. Rowe Price Group, Inc.

/s/ George A. Roche
      Chairman & President

/s/ Cristina Wasiak
      Vice President and Chief Financial Officer

/s/ Joseph P. Croteau
      Vice President & Treasurer (Chief Accounting Officer)