Form 10-K
period 2003-12-31
PRICE T ROWE GROUP INC
filed 2004-03-01
CIK 1113169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended: DECEMBER 31, 2003.

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

COMMON STOCK, $.20 PAR VALUE.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. [X] Yes. [  ] No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [X] Yes. [  ] No.

State the aggregate market value of the common equity (all shares are voting) held by non-affiliates as of February 6, 2004 (excludes executive officers and directors) computed by reference to the price at which the common equity was last sold on June 30, 2003. $4.2 BILLION.

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date. 125,858,669 SHARES AT FEBRUARY 24, 2004.

Documents incorporated by reference: IN ITEM 9 OF PART II AND IN PART III OF THIS FORM 10-K, THE DEFINITIVE PROXY STATEMENT FOR THE 2004 ANNUAL MEETING OF STOCKHOLDERS (FORM DEF14A; ACCESSION NO. 0001113169-04-000023).

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

We operate our investment advisory business through our subsidiary companies, primarily T. Rowe Price Associates, T. Rowe Price International, T. Rowe Price Stable Asset Management, and T. Rowe Price Global Investment Services. Our advisory business was begun by the late Thomas Rowe Price, Jr., in 1937 and our common stock was offered to the public for the first time in 1986. Our corporate holding company structure was put in place in 2000.

Total assets under our management increased $49.4 billion over the course of 2003 and ended the year at an all-time record of $190.0 billion, including $123.5 billion held in retirement accounts and variable annuity investment portfolios. Assets under our management at the end of 2003 included $135.5 billion of equity securities and $54.5 billion of debt securities. The five largest Price funds at December 31, 2003 - Equity Income, Mid-Cap Growth, Blue Chip Growth, Growth Stock and Prime Reserve - account for 22% of assets under management at that time and 25% of 2003 investment advisory revenues.

Our assets under management are accumulated from a diversified client base that is accessed across four primary distribution methods. Our assets under management are sourced approximately 20-30% from each of the following: individual U.S. investors, U.S. defined contribution retirement plans, third-party distributors in the U.S. and internationally, and institutional investors in the U.S. and foreign countries. Our largest client account relationship, excluding the T. Rowe Price funds, is with a third-party distributor that accounted for less than 4% of our investment advisory revenues in 2003.

In 2001, our U.K. investment advisory subsidiary, T. Rowe Price Global Investment Services, expanded our investment advisory business to Europe where we now offer separate account management to institutional investors, subadvisory services, and a series of Luxembourg-domiciled mutual funds with share classes for institutional investors and for individuals reached through third party distributors. Our European initiatives complement those that we began in 1999 in Japan through T. Rowe Price Global Asset Management, which subadvises investment assets for Daiwa SB Investments in which we hold a 10% interest. Our international clients account for 4% of our total assets under management at December 31, 2003.

We manage a broad range of U.S. domestic and international stock, bond, and money market mutual funds and other investment portfolios which are designed to meet the varied and changing needs and objectives of individual and institutional investors. For example, mutual fund shareholders can exchange balances among mutual funds as permitted when economic and market conditions and their investment needs change. From time to time, we introduce new funds and other investment portfolios to complement and expand our investment offerings, respond to competitive developments in the financial marketplace, and meet the changing needs of our investment advisory clients. We will open a new mutual fund if we believe that its objective can be useful for investors over a long period of time.

We also provide certain administrative services as ancillary services to our investment advisory clients. These administrative services are provided by several of our subsidiary companies and include mutual fund transfer agent, accounting, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; discount brokerage; and trust services. About 90% of our administrative revenues in 2003 were based on the recovery of expenses incurred to provide the related services. Administrative revenues, therefore, do not significantly affect our net income.

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

Investment objectives for our managed investment portfolios, including the Price funds, accommodate a variety of strategies. Investors select funds based on the distinct objectives that are detailed in each fund’s prospectus. Management of other client portfolios includes approaches similar to those employed in the Price funds. Equity investment strategies may emphasize large-cap, mid-cap or small-cap investing; growth or value investing; and U.S., global, or international investing. We also offer systematic, tax-efficient, and blended equity investment strategies as well as active and systematic management strategies for fixed income investments. Our specialized advisory services include management of stable value investment contracts and a managed disposition service for equity securities distributed from third-party venture capital investment pools.

Information concerning our revenues, results of operations, total assets, and investment assets under our management during the past three years is contained in our consolidated statements of income and in note 6 to our consolidated financial statements included in Item 8 of this Form 10-K.

2003 DEVELOPMENTS. Improving financial market valuations and income added more than $36 billion to our assets under management during 2003. Financial markets generally bottomed out in the first quarter and then began an upward movement that continued through the rest of the year before accelerating in the fourth quarter. After three down years, the Dow Jones Industrials ended up 25% and the Nasdaq Composite, led primarily by larger-cap technology companies, was up 50%. The broader market also captured significant gains, as the S&P 500 returned nearly 29%.

Net investor inflows added more than $13 billion to our assets under management in 2003, including nearly $7.5 billion to the T. Rowe Price mutual funds for U.S. investors and $5.8 billion to other investment portfolios. Reflecting the very significant improvement in the financial markets late in the year, the fourth quarter of 2003 produced the largest net inflows, accounting for $4.6 billion or nearly 35% of the net inflows for the year. Mutual fund inflows in 2003 were third only to the peak annual inflows of $8.6 billion and $8.5 billion that we experienced in 1996 and 1997, respectively.

The positive financial market backdrop in 2003 was diminished over the last four months of the year by news of trading abuses at several investment management firms, including revelations that certain fund companies permitted excessive trading or illegal after-hours trading. In addition, certain intermediaries that process fund transactions allegedly assisted some investors in executing improper mutual fund trades. We have conducted thorough reviews of our firm’s policies, procedures, and practices in the principal areas that have been implicated in the various enforcement proceedings and investigations that have been announced to date. This has allowed us both to confirm the continuing effectiveness of our existing policies, procedures, and practices and to make or consider certain enhancements. As a result of the disclosures at other investment management firms, the industry and mutual funds in particular have come under greater regulatory scrutiny. New legislation and regulations designed to strengthen controls and restore investor confidence in the industry are expected in the coming months.

We continue to benefit from the performance of our managed investment portfolios, including the T. Rowe Price funds which have performed well relative to their peers. Sixty-five percent of the funds and their share classes surpassed their Lipper peer group averages on a total return basis for the one-year period ended December 31, 2003, and at least 75% did so for the three-, five-, and ten-year periods. In addition, 65% of our rated retail mutual funds in the U.S. ended the year with an overall rating of four or five stars from Morningstar.

PRICE FUNDS. We provide investment advisory, distribution and other administrative services to the Price funds under various agreements. Investment advisory services are provided to each fund under individual investment management agreements that grant the fund the right to use the T. Rowe Price name. The boards of the respective funds, including a majority of directors who are not interested persons of the funds or of T. Rowe Price Group (as defined in the Investment Company Act of 1940, as amended), must approve the investment management agreements annually. Amendments to management agreements must be approved by fund shareholders. Each agreement automatically terminates in the event of its assignment (as defined in the Investment Company Act) and, generally, either party may terminate the agreement without penalty after a 60-day notice. The termination of one or more of these agreements could have a material adverse effect on our results of operations.

Advisory Services. Investment advisory revenues are based upon the daily net assets managed in each fund. Additional fees are earned for advisory-related administrative services as discussed below. Independent directors and trustees of the Price funds regularly review our fee structures.

The advisory fee paid by each of the Price funds generally is computed each day by multiplying a fund’s net assets by a specific fee. For the majority of the Price funds, the fee is equal to the sum of a group charge that is set based on the combined net assets of those funds and an individual fund charge that is set based on the fund’s specific investment objective. The 2003 fee rates determined in this manner varied from a low of 32 basis points for the U.S. Treasury Money Fund to a high of 107 basis points for the International Discovery Fund. To the extent that the combined net assets of the funds increase, the group charge component of the fee and each overall fund fee decreases. Details of each fund’s fee arrangement are available in its prospectus.

Each of the Price funds has a distinct investment objective that has been developed as part of our strategy to provide a broad, comprehensive selection of investing opportunities. All Price funds can be purchased in the United States on a no-load basis, without a sales commission. No-load mutual funds offer investors a low-cost and relatively easy method of investing in a variety of stock and bond portfolios. Our Advisor and R classes of fund shares are sold through financial intermediaries and incur 12b-1 fees of 25 and 50 basis points, respectively, for distribution, administration, and personal services. We recognize 12b-1 fees as offsetting components of administrative revenues and other operating expenses. We believe that our lower fund cost structure, distribution methods, and fund shareholder and administrative services help promote the stability of our fund assets under management through market cycles.

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

Several of the Price funds have different fee arrangements. The Equity Market Index funds and the Summit funds each have single, all-inclusive fees covering all investment management and operating expenses. Each of the funds in the Spectrum series and the Retirement date specific series of mutual funds invest in a broadly diversified portfolio of other Price funds and have no separate investment advisory fee. However, they indirectly bear the expenses of the funds in which they invest. Mutual funds for institutional investors each have separate advisory fee arrangements.

We usually commit that a newly organized fund’s expenses will not exceed a specified percentage of its net assets during an initial operating period. We absorb all advisory fees and other mutual fund expenses in excess of these self-imposed limits.

Except as noted above for 12b-1 fees, we bear all advertising and promotion expenses associated with our distribution of the Price funds. Our costs include advertising and direct mail communications to potential fund shareholders as well as a substantial staff and communications capabilities to respond to investor inquiries. Marketing efforts are focused in the print media and, in recent years, promotional activities have expanded to television and the Internet. In addition, we direct considerable marketing efforts to defined contribution plans that invest in mutual funds. Advertising and promotion expenditures vary over time based on investor interest, market conditions, new investment offerings, and the development and expansion of new marketing initiatives, including those arising from international expansion and enhancements to our Web site.

Administrative Services. We provide advisory-related administrative services to the Price funds through our subsidiaries. T. Rowe Price Services provides mutual fund transfer agency and shareholder services, including maintenance of staff, facilities, and technology and other equipment to respond to inquiries from fund shareholders. T. Rowe Price Associates provides mutual fund accounting services, including maintenance of financial records, preparation of financial statements and reports, daily valuation of portfolio securities and computation of daily net asset values per share. T. Rowe Price Retirement Plan Services provides participant accounting, plan administration and transfer agent services for defined contribution retirement plans that invest in the Price funds. Plan sponsors and participants compensate us for some services while the Price funds compensate us for maintaining and administering the individual participant accounts for those plans that invest in the funds.

Our trustee services are provided by another subsidiary, T. Rowe Price Trust Company. Through this Maryland-chartered limited-service trust company, we offer common trust funds for investment by qualified retirement plans and serve as trustee for retirement plans and IRAs. T. Rowe Price Trust Company may not accept deposits and cannot make personal or commercial loans.

We also provide investment advisory services to shareholders and potential investors in the Price funds through our subsidiary T. Rowe Price Advisory Services. These services currently include an Investment Checkup of an individual’s financial situation, the Retirement Income Manager for developing an individual’s personal income and investment strategy during retirement, and a Rollover Investment Service for investing retirement plan distributions.

Another subsidiary, T. Rowe Price Savings Bank, issues federally-insured certificates of deposit.

Fund Assets. At December 31, 2003, assets under our management in the Price funds aggregated nearly $117.5 billion, an increase of $30.2 billion from the beginning of the year. The following table presents the net assets (in millions) of our largest funds (net assets in excess of $100 million) at December 31, 2002 and 2003 and the year each fund was started. The Spectrum and Retirement series of funds are not listed in the table because their assets are included in the underlying funds.

	2002	2003

Stock funds:
Growth Stock (1950)	$3,729	$5,755
New Horizons (1960)	3,359	4,955
New Era (1969)	985	1,332
International Stock (1980)	4,447	5,220
Growth & Income (1982)	1,675	1,964
Equity Income (1985)	9,838	13,756
New America Growth (1985)	761	915
Capital Appreciation (1986)	1,853	2,942
Science & Technology (1987)	3,186	5,036
International Discovery (1988)	370	705
Small-Cap Value (1988)	2,554	3,595

	2002	2003

Foreign Equity (1989)	1,146	1,046
Equity Index 500 (1990)	2,708	3,885
European Stock (1990)	641	888
New Asia (1990)	543	886
Balanced (1991)	1,582	1,902
Japan (1991)	100	162
Dividend Growth (1992)	531	695
Mid-Cap Growth (1992)	5,764	10,221
Small-Cap Stock (1992)	3,439	5,183
Blue Chip Growth (1993)	5,020	7,072
Latin America (1993)	129	201
Media & Telecommunications (1993)	421	665
Personal Strategy - Balanced (1994)	603	801
Personal Strategy - Growth (1994)	322	525
Personal Strategy - Income (1994)	259	310
Value (1994)	1,187	1,555
Emerging Markets Stock (1995)	170	440
Health Sciences (1995)	678	1,027
Financial Services (1996)	265	372
Mid-Cap Equity Growth (1996)	263	382
Mid-Cap Value (1996)	993	1,966
Real Estate (1997)	132	291
Extended Equity Market Index (1998)	67	119
International Growth & Income (1998)	13	156
Total Equity Market Index (1998)	168	294
Institutional Small-Cap Stock (2000)	334	437
Other funds (13 in 2002 and 14 in 2003)	413	703

	60,648	88,359

Bond and money market funds:
New Income (1973)	2,018	2,293
Prime Reserve (1976)	5,662	5,234
Tax-Free Income (1976)	1,503	1,619
Tax-Exempt Money (1981)	703	714
U.S. Treasury Money (1982)	1,080	1,067
Tax-Free Short-Intermediate (1983)	560	583
High Yield (1984)	2,361	3,868
Short-Term Bond (1984)	904	1,294
GNMA (1985)	1,408	1,319
Tax-Free High Yield (1985)	1,119	1,139
California Tax-Free Bond (1986)	274	267
International Bond (1986)	1,073	1,357
New York Tax-Free Bond (1986)	229	241
New York Tax-Free Money (1986)	112	104
Maryland Tax-Free Bond (1987)	1,334	1,318
U.S. Treasury Intermediate (1989)	398	348
U.S. Treasury Long-Term (1989)	297	246
New Jersey Tax-Free Bond (1991)	145	155
Virginia Tax-Free Bond (1991)	402	417
Tax-Free Intermediate Bond (1992)	163	167
Florida Intermediate Tax-Free Bond (1993)	126	127
Maryland Short-Term Tax-Free Bond (1993)	217	244
Summit Cash Reserves (1993)	3,165	2,854
Summit GNMA (1993)	110	91
Summit Municipal Intermediate (1993)	110	119
Summit Municipal Money Market (1993)	241	382
Emerging Markets Bond (1994)	211	252
Institutional High Yield (2002)	158	715
Other funds (7)	524	555

	26,607	29,089

	$87,255	$117,448

We invest in many of the T. Rowe Price funds through our operating subsidiaries and our investments holding company subsidiary, TRP Finance.

OTHER INVESTMENT PORTFOLIOS. We managed $72.5 billion at December 31, 2003 in other investment portfolios, up $19.2 billion from the beginning of the year. We provide investment advisory services to these client accounts on a separately-managed or subadvised basis and through sponsored investment portfolios generally organized by us such as common trust funds, partnerships, the Luxembourg-based funds, and variable annuity funds.

Our fees for managing these investment portfolios are computed using the value of assets under our management. About 55% of these advisory fees are based on the daily valuations of the managed investment portfolios. About 35% of the fees are based on end of billing period valuations, while the remainder are based on account values at the beginning of the billing period, which is usually three months.

We charge fees for investment management based on, among other things, the specific investment services to be provided. Our standard form of investment advisory agreement for client accounts provides that the agreement may be terminated at any time and that any unearned fees paid in advance will be refunded.

Our subsidiaries also provide other advisory services to investment clients. Stable value investment contracts, totaling $9.9 billion at December 31, 2002 and $10.2 billion at December 31, 2003, are managed by T. Rowe Price Stable Asset Management. International equity and fixed income securities held in other investment portfolios managed by T. Rowe Price International totaled $11.4 billion at the end of 2003, up from $9.0 billion at the beginning of the year.

REGULATION. T. Rowe Price Associates, T. Rowe Price International, T. Rowe Price Stable Asset Management, T. Rowe Price Global Asset Management, and T. Rowe Price Advisory Services are registered with the SEC as investment advisers under the Investment Advisers Act of 1940. T. Rowe Price Global Investment Services, T. Rowe Price Global Asset Management, and T. Rowe Price International are regulated by the Financial Services Authority in Great Britain and, in certain cases, other foreign regulators. Our transfer agent services subsidiaries are registered under the Securities Exchange Act of 1934, and our trust company is regulated by the State of Maryland, Commissioner of Financial Regulation. T. Rowe Price Savings Bank is regulated by the Office of Thrift Supervision, U.S. Department of the Treasury. T. Rowe Price (Canada) is a dormant investment adviser registered with the Ontario Securities Commission.

The Price funds are distributed by our subsidiary, T. Rowe Price Investment Services, which is a registered broker-dealer and member of the National Association of Securities Dealers and the Securities Investor Protection Corporation. We provide discount brokerage services through this subsidiary primarily to complement the other services provided to shareholders of the Price funds. All discount brokerage transactions are cleared through and customer accounts are maintained by Pershing, a third-party clearing broker.

All aspects of our business are subject to extensive federal and state laws and regulations. These laws and regulations are primarily intended to benefit or protect our clients and the Price funds’ shareholders. They generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the conduct of our business in the event that we fail to comply with laws and regulations. Possible sanctions that may be imposed on us in the event that we fail to comply include the suspension of individual employees, limitations on engaging in certain business activities for specified periods of time, revocation of our investment adviser and other registrations, censures, and fines.

Certain of our subsidiaries are subject to net capital requirements including those of various federal, state, and foreign regulatory agencies. Our subsidiaries’ net capital, as defined, has consistently met or exceeded all minimum requirements.

COMPETITION. As a member of the financial services industry, we are subject to substantial competition in all aspects of our business. A significant number of mutual funds are sold to the public by other investment management firms, broker-dealers, mutual fund companies, banks and insurance companies and include the distribution of both proprietary and other sponsors’ mutual funds. We compete with brokerage and investment banking firms, insurance companies, banks, and other financial institutions in all aspects of our business and in every country in which we offer our advisory services. Many of these financial institutions have substantially greater resources than we do. We compete with other providers of investment management services primarily on the basis of the availability and objectives of the investment portfolios offered, investment performance, and the scope and quality of our services.

We believe that competition within the investment management industry will increase as a result of consolidation and acquisition activity. In order to maintain and enhance our competitive position, we may review acquisition and venture opportunities and, if appropriate, engage in discussions or negotiations that could lead to acquisitions or new financial relationships.

EMPLOYEES. At December 31, 2003, we employed 3,783 associates, up 2% from the end of 2002. We may add additional temporary and part-time personnel to our staff from time to time to meet periodic and special project demands, primarily for technology and mutual fund administrative services.

SEC FILINGS. We make available through our Internet Web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. To retrieve any of this information, you may access our Internet home page at www.troweprice.com; select: Company Info and Press; and then select: Financial Information.

ITEM 2. PROPERTIES.

Our primary corporate offices consist of approximately 300,000 square feet of space leased through mid 2007 at 100 East Pratt Street in Baltimore, Maryland. Our London and other international offices as well as our customer service call center in Tampa, Florida are also leased.

Our operating and servicing facilities include properties in suburban campus settings comprising 567,000 square feet in Owings Mills, Maryland that is owned by TRP Suburban Second and 124,000 square feet in Colorado Springs, Colorado. We also own a 46,000 square foot technology center on a separate parcel of land in Owings Mills in close proximity to the campus facilities. Acreage that we own on which these three facilities are located will accommodate additional future development.

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

Information concerning our anticipated capital expenditures in 2004 and our future minimum rental payments under noncancelable operating leases at December 31, 2003 is set forth in the capital resources and liquidity discussion in Item 7 of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS.

On September 16, 2003, a purported class action (T.K. Parthasarathy, et al., including Woodbury, v. T. Rowe Price International Funds, Inc., et al.) was filed in the Circuit Court, Third Judicial Circuit, Madison County, Illinois, against T. Rowe Price International and the T. Rowe Price International Funds with respect to the T. Rowe Price International Stock Fund. Two unrelated fund groups were also named as defendants. On November 19, 2003, a purported class action (John Bilski v. T. Rowe Price International Funds, Inc., et al.) was filed in the United States District Court, Southern District of Illinois, against T. Rowe Price International and the T. Rowe Price International Funds with respect to the T. Rowe Price New Asia Fund. Two entirely unrelated fund groups were also named as defendants.

The basic allegations in the two complaints are that the T. Rowe Price defendants do not make appropriate value adjustments to the foreign securities of the T. Rowe Price International Stock and New Asia Funds prior to calculating the funds’ daily share prices, thereby benefitting market timing traders at the expense of the long-term mutual fund shareholders.

In the view of the T. Rowe Price funds and T. Rowe Price International, the allegations set forth in the complaints are factually and legally inaccurate and wholly without merit. T. Rowe Price will defend these cases vigorously.

From time to time, various claims against us arise in the ordinary course of business, including employment-related claims. In the opinion of management, after consultation with counsel, it is unlikely that there will be any adverse determination in one or more pending claims that would have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None during the fourth quarter of 2003.

ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT.

The following information includes the names, ages, and positions of our executive officers. There are no arrangements or understandings pursuant to which any person serves as an officer. The first eight individuals are members of our management committee.

George A. Roche (62), Chairman and President (1997) and Interim Chief Financial Officer (2000-2001 and 2003-2004).

James S. Riepe (60), Vice Chairman (1997) and Vice President (1981).

M. David Testa (59), Vice Chairman (1997) and Vice President (1976).

Edward C. Bernard (48), Vice President (1989).

James A.C. Kennedy (50), Vice President (1981).

William T. Reynolds (55), Vice President (1983).

Brian C. Rogers (48), Vice President (1985).

David J.L. Warren (46), Vice President (2000) and President (1998) of T. Rowe Price International.

Joseph P. Croteau (49), Vice President (1987) and Treasurer (2000).

Michael A. Goff (44), Vice President (1994).

Henry H. Hopkins (61), Vice President (1976).

Melody L. Jones (44), Vice President (2002). Ms. Jones was previously Vice President and Chief Human Resources Officer (1998-2002) with Aon Corporation.

Wayne D. O’Melia (51), Vice President (1991).

Charles E. Vieth (47), Vice President (1985).

Mr. Testa and Mr. Reynolds have announced their plans to retire in 2004.

On March 8, 2004, Mr. Kenneth V. Moreland (47) will join the firm as Vice President and Chief Financial Officer. Mr. Moreland has been Senior Vice President, Treasurer, and Chief Financial Officer as well as a member of the board of directors of RTKL Associates Inc., a Baltimore-based international architectural firm, since 1996.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock ($.20 par value) trades on The Nasdaq National Market under the symbol “TROW”. The high and low trade price information and dividends per share during the past two years were:

		1st	2nd	3rd	4th
		Quarter	Quarter	Quarter	Quarter

2002 -	High price	$42.69	$39.15	$33.62	$31.67
	Low price	33.83	30.53	21.50	21.25
	Cash dividends declared	.16	.16	.16	.17

2003 -	High price	30.61	39.39	44.81	47.59
	Low price	23.72	26.20	37.41	39.34
	Cash dividends declared	.17	.17	.17	.19

On February 6, 2004, there were approximately 3,900 holders of record of our outstanding common stock.

We expect to declare and pay cash dividends at the $.19 per-share quarterly rate for the first three quarters of 2004. The increase made to our quarterly dividend rate in December 2003 was the eighteenth consecutive annual increase since we became a public company in April 1986.

Our common stockholders have approved the issuance of up to 32,667,027 shares of our common stock ($.20 par value) at December 31, 2003 under our equity compensation plans. This amount includes 27,425,777 shares that may be issued upon the exercise of outstanding stock options which have a weighted average exercise price of $29.98 and 5,241,831 shares that remain available for future issuance.

Under our six stock-based compensation plans (the 1990, 1993, 1996, and 2001 Stock Incentive Plans and the 1995 and 1998 Director Stock Option Plans), we have granted only fixed stock options with a maximum term of 10 years to employees and directors. Vesting of employee options is based solely on the individual continuing to render service and generally occurs over a five-year graded schedule. The exercise price of each option granted is equivalent to the market price of the common stock at the date of grant.

The company has not repurchased any of its common shares since the first quarter of 2003. As of December 31, 2003, a board of directors’ 1999 resolution still allowed us to repurchase up to 846,010 shares of our common stock. In addition, a 2003 board resolution added 5,000,000 shares to our authorized repurchase program.

ITEM 6. SELECTED FINANCIAL DATA.

	Year ended December 31,

	1999	2000	2001	2002	2003

	(in millions, except per-share data)
Net revenues	$999	$1,154	$995	$924	$996
Net operating income	$378	$409	$311	$321	$365
Net income	$239	$269	$196	$194	$227
Net cash provided by operating activities	$297	$323	$290	$269	$297

Basic earnings per share	$1.99	$2.22	$1.59	$1.58	$1.84
Diluted earnings per share	$1.85	$2.08	$1.52	$1.52	$1.77
Cash dividends declared per share	$.43	$.54	$.61	$.65	$.70

Weighted average shares outstanding	120.6	121.2	123.1	122.9	123.4
Weighted average shares outstanding- assuming dilution	129.2	129.6	129.0	127.7	128.3

	December 31,

	1999	2000	2001	2002	2003

	(in millions, except as noted)
Balance sheet data
Goodwill	$2	$695	$666	$666	$666
Total assets	$998	$1,469	$1,313	$1,370	$1,547
Debt	$18	$312	$104	$56	$—
Stockholders’ equity	$770	$991	$1,078	$1,134	$1,329
Assets under management (in billions)	$179.9	$166.7	$156.3	$140.6	$190.0

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to U.S. individual and institutional investors in our sponsored mutual funds and other managed investment portfolios. Investors outside the United States have grown over the last three years and now account for 4% of our assets under management at December 31, 2003.

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

Total assets under our management were up more than $49 billion during 2003 and ended the year at an all-time record of $190 billion, including $135.5 billion in equity securities and $54.5 billion in bond and money market holdings. These investment assets include $117.5 billion in the T. Rowe Price mutual funds distributed in the United States and $72.5 billion in other investment portfolios consisting of separately managed accounts, sub-advised funds, and other sponsored investment portfolios offered to investors outside the United States and through variable annuity life insurance plans.

Improving financial market valuations and income added more than $36 billion to our assets under management during 2003 while net investor inflows added more than $13 billion. The previous period-end record for assets under management was $185 billion at March 31, 2000, the month that equity market valuations peaked and the three-year market downturn began.

In 2003, financial markets generally bottomed out in the first quarter and then began an upward movement that continued through the rest of the year before accelerating in the fourth quarter. A U.S. market environment with income tax cuts and low interest rates provided the underlying foundation for the market recovery. After three down years, the Dow Jones Industrials ended up 25% and the Nasdaq Composite, led primarily by larger-cap technology companies, was up 50%. The broader market also captured significant gains, as the S&P 500 returned nearly 29%. While the early indications are that improving corporate profits and low interest rates will be the basis for continued market gains in 2004, we do expect that the financial market growth rate in the coming year will be lower than that of 2003.

This positive financial market backdrop was diminished over the last four months of 2003 by news of trading abuses at several investment management firms, including revelations that certain fund companies permitted excessive trading or illegal after-hours trading. In addition, certain intermediaries that process fund transactions allegedly assisted some investors in executing improper mutual fund trades. We have conducted a thorough review of our policies, procedures, and practices with respect to inappropriate trading activities and we have found them to be sound. As a result of the disclosures at other investment management firms, the industry and mutual funds in particular have come under greater regulatory scrutiny. New legislation and regulations designed to strengthen controls and restore investor confidence in the industry are expected in the coming months.

Net cash inflows during 2003 were also a strong driver of increased assets under management. Defined contribution retirement plans, which generally provide individual investors a regular opportunity to have recurring cash investments made directly from each paycheck into personal retirement accounts, were the source of steady cash inflows through the market downturn. As 2003 progressed, the individual investor began returning to the financial markets after an almost three year absence and our cash inflows increased. We reach individual investors directly and through third-party distribution efforts. Institutional investors both in the United States and in foreign countries also added net cash inflows during the year. In total, investors added nearly $7.5 billion to the T. Rowe Price mutual funds in the U.S. and $5.8 billion to the other portfolios that we manage.

Reflecting the very significant improvement in the financial markets, the fourth quarter of 2003 produced the largest net inflows, accounting for $4.6 billion or nearly 35% of the net inflows for the year. For the year, the mutual fund inflows were third only to our peak inflows of $8.6 billion and $8.5 billion experienced in 1996 and 1997, respectively.

In this improving market environment, we expect to increase our expenditures to attract new investment advisory clients and additional investments from our existing clients. These efforts may involve significant costs that would precede the recognition of any future revenues that we might realize from increases to our assets under management.

RESULTS OF OPERATIONS.

2003 versus 2002. Total revenues increased $73 million to $999 million and net revenues increased $72 million to $996 million. Net income increased $33.2 million, or 17%, to $227.5 million. Diluted earnings per share increased 16% from $1.52 to $1.77.

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States increased $39.2 million on higher average assets under management which increased $7.3 billion from $92.1 billion in 2002 to $99.4 billion in 2003. Market appreciation and income, net of dividends paid and not reinvested, added $22.7 billion to mutual fund assets during 2003 and net investor inflows added another $7.5 billion. As a result, fund assets under management increased from $87.3 billion at the beginning of 2003 to $117.5 billion at December 31, 2003. Stock funds had net investor subscriptions of $6.4 billion while bond and money market funds added net inflows of $1.1 billion. Investors in the Mid-Cap Growth, Equity Income, and Growth Stock funds accounted for $3.9 billion of the net inflows during the year. Bond fund investors seeking higher yields added $.9 billion to the High Yield Fund.

Investment advisory revenues earned on the other investment portfolios that we manage increased $22.9 million to $219.2 million in 2003. Average assets for the year were $60.5 billion, $5 billion higher than in 2002. Year-end assets in these portfolios increased $19.2 billion to $72.5 billion at December 31, 2003. Net inflows to these portfolios were $5.8 billion in 2003. Third-party distribution efforts and additions from new institutional investors, both in the U.S. and overseas, were responsible for the new investment dollars. Fees from our managed disposition service for equity securities distributed from venture capital investment pools accounted for $2.2 million of the advisory revenue increase. Though recurring, these fees will vary significantly over time and through different phases of the market cycle.

Administrative revenues and other income increased $10.1 million to $217.5 million in 2003. This increase is primarily attributable to increased 12b-1 distribution fees received based on greater assets under management in the Advisor class shares of our sponsored mutual funds and to the transfer agency and participant recordkeeping services that we provide for defined contribution retirement plans. These revenue changes are generally offset by similar changes in the expenses that we incur to distribute the Advisor shares through third parties and provide the services to the retirement plans. Our discount brokerage operation added $1.5 million of the increased revenues from commissions earned on greater trading volume.

Operating expenses in 2003 were $27.5 million higher than in 2002. Our largest expense, compensation and related costs, including bonuses, increased 7% to $383 million. At December 31, 2003, we employed 3,783 associates, up 2% over the year. Advertising and promotion expenditures were flat versus the 2002 year as we lowered spending during the first nine months of 2003 due to financial market conditions. The final quarter of 2003 saw an increase in our advertising and promotional spending to $20.4 million, or 35% of 2003’s total expense. We vary our promotional spending based on market conditions and investor demand as well as the extent of our efforts to expand our investor base in the United States and abroad. We expect our advertising and promotion expenditures in the first quarter of 2004 to be similar to the fourth quarter of 2003, with succeeding quarters being higher than that of the comparable 2003 periods. Market conditions will dictate the exact level of our spending.

Depreciation and amortization expense decreased $5.3 million. New capital additions in 2003 were less than depreciation expense and the depreciable book value of our property and equipment is lower than in the prior year. Other operating expenses increased $5.8 million due primarily to the $4.3 million increase in distribution costs to third parties which offset the corresponding revenues recognized from the 12b-1 fees discussed above.

Overall, net operating income for 2003 increased nearly $45.5 million, or 14%, from 2002.

Our net non-operating results, which include the recognition of investment gains and losses as well as interest and credit facility expenses, improved from a loss of $10.9 million in 2002 to a gain of $.5 million in 2003. During 2002, we recognized net investment losses of $10.2 million on our mutual fund investments, private equity investments, and our investments in sponsored collateralized bond obligations. Interest and related costs were down $.9 million from 2002 as we repaid all of our outstanding debt obligations during 2003.

The 2003 provision for income taxes as a percentage of pretax income is slightly higher than that of 2002 due primarily to credits in the 2002 year arising from lower than previously estimated 2001 state income tax liabilities.

2002 versus 2001. Net income decreased about $1.6 million, or 1%, to $194.3 million. Diluted earnings per share was unchanged at $1.52 as lower weighted average shares and share equivalents outstanding, due to our repurchase of 2.8 million common shares in 2002 and our common stock’s generally lower per share market value, offset the decline in net income. With the adoption of the new accounting standard for goodwill on January 1, 2002, we ceased amortizing the goodwill that is recognized in our consolidated balance sheet. After excluding the 2001 amortization of goodwill in the amount of $28.9 million, adjusted net income for 2001 was $224.8 million and adjusted diluted earnings per share was $1.74. Total revenues declined $70.6 million, or 7%, to $925.8 million and net revenues declined a similar 7% or $71.9 million to $923.5 million.

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States decreased $43.5 million as average fund assets under management were $92.1 billion during 2002, $6.6 billion less than in 2001. Weakness in financial market valuations that began in early 2000 continued for three years. During the second half of 2002, U.S. equity market valuations fell to levels last seen in the first half of 1997. Mutual fund assets ended 2002 at almost $87.3 billion, down $10.7 billion from December 31, 2001 and nearly $4.9 billion from the 2002 average. The Price funds had $3.1 billion of net cash inflows during 2002, the highest net annual inflows since 1998; however, market depreciation, net of income and dividends paid but not reinvested, more than offset the inflows and reduced fund assets $13.8 billion in 2002. Money market and bond funds had net investor subscriptions of $1.9 billion and stock funds added an additional $1.2 billion of net inflows. Bond fund investors seeking higher yields added $704 million to the High Yield Fund in 2002. Net inflows of $2.7 billion to U.S. domestic stock funds in 2002 were led primarily by value-oriented investors in the Equity Income, Mid-Cap Value, and Small-Cap Value funds while international stock fund investors had net redemptions of $1.5 billion during the year.

Investment advisory revenues earned from the other investment portfolios that we manage were down $11.2 million in 2002 on lower assets under management that also resulted from lower market valuations. The value of the assets in these portfolios decreased $5 billion during 2002 to $53.3 billion at year end as net cash inflows of $1.7 billion were more than offset by $6.7 billion of market value losses. Additionally, advisory fees from our managed disposition service were down $5 million from 2001 to $1.2 million in 2002. These fees declined during 2001 and 2002 as market conditions were unfavorable and investment portfolios changed.

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

Operating expenses in 2002 were $81.2 million less than in 2001. The elimination of the amortization of goodwill accounts for $28.9 million or about 36% of the decrease. Our largest expense, compensation and related costs, decreased 7% or $27.4 million from 2001. Our average staff size, use of temporary personnel in the technology operations group, and total levels of compensation were all lower in 2002. Attrition and a late 2001 staff reduction lowered our average number of associates in 2002 by 6% from the average 2001 level. At December 31, 2002, we employed 3,710 associates, up 2% from the 2002 average. Advertising and promotion expenditures were down $5.6 million in 2002 as we again curtailed these expenditures due to weak financial market conditions that made investors more cautious and less active.

Occupancy and facility costs and other operating expenses in 2002 decreased $5.8 million and $12.5 million, respectively, versus 2001. These reductions primarily reflect the first half 2001 completions of several technology initiatives as well as the international facilities and infrastructure transition that resulted from the August 2000 purchase of Robert Fleming Holdings’ interest in our consolidated subsidiary, T. Rowe Price International. Through the first half of 2001, we incurred substantial costs to establish and transition this entity to new operating facilities with appropriate infrastructure support for their international investment operations. Robert Fleming affiliates previously provided the space and infrastructure support for these offices.

Overall, net operating income was up $9.3 million from 2001 to 2002 including the goodwill amortization of $28.9 million in 2001 that did not recur in 2002.

Non-operating income and expenses include the recognition of investment gains and losses as well as interest expense incurred on our indebtedness. While we recognized $31 million of net investment income in 2001, we experienced a net investment loss of $8.3 million in 2002 as interest and dividend income of $3.3 million was more than offset by losses across all of our investment portfolios. During 2002, we recognized $3.9 million of losses on dispositions and other than temporary impairments of our mutual fund holdings, $3.3 million of losses on our holdings of collateralized bond obligations, $1.4 million of losses from exchange rate fluctuations on our yen debt, and $3.0 million of valuation decreases in our private equity holdings. Our mutual fund investment holdings at December 31, 2002 include an aggregate net gain, before income taxes, of $11.3 million that is included in stockholders’ equity as part of accumulated other comprehensive income. This net gain has not been recognized in our statements of income and comprises aggregate gains of $15.5 million and aggregate losses of $4.2 million that have arisen since June 30, 2002 and are considered temporary. Interest expense on our debt is down more than $9 million due to lower principal balances and interest rates in 2002. Overall, we recognized a net non-operating loss of $10.9 million in 2002 versus net non-operating income of $19.4 million in 2001.

The 2002 provision for income taxes as a percentage of pretax income is lower than that of 2001 due primarily to eliminating the amortization of nondeductible goodwill in 2002.

CAPITAL RESOURCES AND LIQUIDITY.

During 2003, stockholders’ equity increased from $1.1 billion to more than $1.3 billion. Available net liquid assets, including our mutual fund investments in which there are no unrealized losses, total more than $275 million at the beginning of 2004. Unused committed credit facilities that are available to the company include $500 million expiring in June 2005 and $80 million expiring in June 2004. During 2003, we retired our remaining $56.7 million of outstanding debt.

Operating activities provided cash flows of $297 million in 2003, up $28 million from 2002, including $33 million of increased net income offset by lower depreciation expense of $5 million. Cash from our operating activities were used to fund $54 million of net investing activities and $118 million of net financing activities in 2003.

Net cash expended in investing activities decreased $41 million versus 2002 primarily due to the investment of the more than $40 million of greater net depositor inflows made at our savings bank subsidiary in 2002. Net cash used in financing activities decreased more than $24 million versus 2002. We repurchased fewer common shares in 2003 and funded them entirely from the proceeds of stock option exercises. In 2002, we expended a net of more than $70 million on greater share repurchase activity while also receiving the larger $40 million net inflow of new savings bank deposits. We again increased dividends paid to our stockholders in 2003 and raised our quarterly rate to $.19 per share in December.

Comparatively for 2001, operating activities provided cash flows of $290 million on lower net income that included a $29 million non-cash charge for amortization of goodwill. Operating activities that year funded nearly all of the net investing activities of $9 million and net financing activities of $282 million. Mutual fund proceeds in 2001 of $89 million were used to fund $42 million of investments and $41 million of capital expenditures. We repaid $205 million of our bank borrowings and used $31 million to repurchase our common shares in 2001 financing activities. Increased savings bank deposits during the year were used to fund the net investments made by our savings bank subsidiary.

The following table presents a summary of our future obligations under the terms of existing operating leases and other contractual cash purchase commitments at December 31, 2003. Other purchase commitments include contractual amounts that will be due for the purchase of goods or services to be used in our operations and may be cancelable at earlier times than those indicated under certain conditions that may involve termination fees. Because these obligations are of a normal recurring nature, we expect that we will fund them from future cash flows from operations. The information presented does not include operating expenses or capital expenditures that will be committed in the normal course of operations in 2004 and future years.

	Total	2004	2005-6	2007-8	Later

Noncancelable operating leases	$114,683	$16,757	$30,093	$14,519	$53,314
Other purchase commitments	104,817	55,394	38,100	4,538	6,785

	$219,500	$72,151	$68,193	$19,057	$60,099

We also have outstanding commitments to fund additional investments totaling $4.4 million at December 31, 2003.

Property and equipment expenditures in 2004, including those for business continuity facilities and support, are anticipated to be about $60 million and are expected to be funded from operating cash flows.

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

We have historically presented those significant accounting policies that we use in the preparation of our financial statements as an integral part of those statements and have done so again in this 2003 Annual Report. In the following discussion, we highlight and explain further certain of those policies that are most critical to the preparation and understanding of our financial statements. The application of these policies often requires significant judgments and estimates.

Other than temporary impairments of available for sale securities. We classify our investment holdings in sponsored mutual funds and the debt securities held in the investment portfolio of our savings bank subsidiary as available for sale. At the end of each quarter, we mark the carrying amount of each investment holding to fair value and recognize an unrealized gain or loss in other comprehensive income within stockholders’ equity. We next review each individual security position that has an unrealized loss to determine if that loss is other than temporary.

A mutual fund holding that has had an unrealized loss for more than six months is presumed to have an other than temporary loss and an impairment is recognized in our statement of income unless there is persuasive evidence, such as an increase in value subsequent to quarter end, to overcome that presumption. We may also recognize an other than temporary loss of less than six months in our statement of income if the particular circumstances of the underlying investment do not warrant our belief that a near-term recovery is possible. A debt security held by our savings bank subsidiary is considered impaired and an other than temporary loss is recognized whenever we determine that we will probably not collect all contractual amounts due under the terms of the security based on the issuer’s financial condition and our intent to hold that security.

Goodwill. As a result of the adoption of a new financial accounting standard on January 1, 2002, we ceased recording recurring charges to amortize the carrying amount of goodwill in our balance sheet. The standard instead requires that we evaluate goodwill for possible impairment on an annual basis using a fair value approach. We make that evaluation in the third quarter of each year. Goodwill is considered impaired whenever the carrying amount of the related reporting unit exceeds the fair value of that unit. We attribute all goodwill to our single reportable business segment and reporting unit, our investment advisory business.

Because our testing in 2002 and 2003 demonstrated that the fair value of our investment advisory business exceeded our carrying amount (basically, our stockholders’ equity), we concluded that no impairment exists. Should we reach a different conclusion when we conduct our evaluation in subsequent years, additional work would be performed to ascertain the amount of the non-cash charge needed to recognize the impairment. We must also perform impairment testing at other times if an event or circumstance occurs indicating that it is more likely than not that an impairment has been incurred. The maximum possible future impairment charge that we could incur is the total goodwill recognized in our balance sheet, $666 million.

Provision for income taxes. After compensation and related costs, our provision for income taxes on our earnings is our second largest annual expense. We operate in several states and several other countries through our various subsidiaries, and must allocate our income, expenses, and earnings under the various laws and regulations of each of these taxing jurisdictions. Accordingly, our provision for income taxes represents our total estimate of the liability that we have incurred for doing business each year in all of our locations. Annually, we file tax returns which represent our filing positions with each jurisdiction and settle our return liabilities. Each jurisdiction has the right to audit those returns and may take different positions with respect to income and expense allocations and taxable earnings determinations. From time-to-time, we may also provide for estimated liabilities associated with uncertain tax return filing positions that are subject to, or in the process of, being audited by various tax authorities. Because the determinations of our annual provisions are subject to judgments and estimates, it is possible that actual results will vary from those recognized in our financial statements. In such cases, it is possible that additional expense for prior reporting periods may be recorded in subsequent periods as actual tax returns and tax audits are settled.

Stock options. The summary of significant accounting policies includes certain pro forma disclosures as if a fair value based method had been used to recognize compensation expense associated with our stock option grants. Fair value methods use a valuation model for shorter-term, market-traded financial instruments to theoretically value stock option grants even though they are not available for trading purposes and are of longer duration. The Black-Scholes option pricing model that we use includes the input of certain variables that are dependent on future expectations, including the expected lives of our options from grant date to exercise date, the volatility of our underlying common shares in the market over that time period, and the rate of dividends that we will pay during that time. Additionally, the recognition of expense fluctuates based on the forfeiture rate for unvested options when employees leave our company.

Our estimates for the variables used in the valuation model are made for the purpose of theoretically determining an expense for each reporting period and are not subsequently adjusted. Unlike almost all other expenses, the resulting theoretical charge to earnings using a fair value based method is a non-cash charge that is never measured by or adjusted based on a cash outflow.

FORWARD-LOOKING INFORMATION.

From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this Annual Report, may contain certain forward-looking information, including information or anticipated information relating to changes in our revenues and net income, changes in the amount and composition of our assets under management, our expense levels, and our expectations regarding financial markets and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information as a result of various factors, including but not limited to those discussed below. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

Our future revenues and results will fluctuate primarily due to changes in the total value and composition of assets under our management. Such changes result from many factors including, among other things: cash inflows and outflows in the T. Rowe Price mutual funds and other managed investment portfolios; fluctuations in the financial markets around the world that result in appreciation or depreciation of the assets under our management; our introduction of new mutual funds and investment portfolios; and changes in retirement savings trends favoring participant-directed investments and defined contribution plans. The ability to attract and retain investors’ assets under our management is dependent on investor sentiment and confidence; the relative investment performance of the Price mutual funds and other managed investment portfolios as compared to competing offerings and market indices; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; and our level of success in implementing our strategy to expand our business. Our revenues are substantially dependent on fees earned under contracts with the Price funds and could be adversely affected if the independent directors of one or more of the Price funds determined to terminate or significantly alter the terms of the investment management or related administrative services agreements.

Our future results are also dependent upon the level of our expenses, which are subject to fluctuation for the following or other reasons: changes in the level of our advertising expenses in response to market conditions, including our efforts to expand our investment advisory business to investors outside the United States and to further penetrate our distribution channels within the United States; variations in the level of total compensation expense due to, among other things, bonuses, changes in our employee count and mix, and competitive factors; any goodwill impairment that may arise; fluctuation in foreign currency exchange rates applicable to the costs of our international operations; expenses and capital costs, such as technology assets, depreciation, amortization, and research and development, incurred to maintain and enhance our administrative and operating services infrastructure; unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and disruptions of services, including those provided by third parties, such as facilities, communications, power, and the mutual fund transfer agent and accounting systems.

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

The following table (in thousands of dollars) presents the equity price risk from investments in sponsored mutual funds by assuming a hypothetical decline in the fair values of mutual fund shares. This potential future loss of value, before any income tax benefits, reflects the valuation of mutual fund investments at year end using each fund’s lowest fair value per share during the past year. In considering this presentation, it is important to note that: all funds did not experience their lowest fair value per share on the same day; it is likely that the composition of the mutual fund investment portfolio would be changed if adverse market conditions persist; and we could experience future losses in excess of those presented below.

	Fair value at		Potential
	December 31,	% of	lower	% of
	2003	Portfolio	value	Portfolio	Potential loss

Stock funds	$106,728	66	$79,615	63	$27,113	25%
Bond funds	55,555	34	47,605	37	7,950	14

	$162,283	100	$127,220	100	$35,063	22

The comparable potential loss of value shown in last year’s annual report was $16.1 million on sponsored mutual fund investments of $123.2 million at the end of 2002. During 2003, we actually experienced net unrealized gains of $32.4 million as positive market conditions significantly improved the value of our fund investments.

Investments in mutual funds generally moderate market risk because funds, by their nature, are diversified investment portfolios that invest in a number of different financial instruments. T. Rowe Price further manages its exposure to market risk by diversifying its investments among many domestic and international funds. In addition, investment holdings may be altered from time to time, in response to changes in market risks and other factors, as deemed appropriate by management.

The investment portfolio and customer deposit liabilities of our savings bank subsidiary are subject to interest rate risk. If interest rates change 1%, the change in the net value of these assets and liabilities would not be material.

We also make other investments that we include in our balance sheet in other assets. We are at risk for losses on these investments should market conditions deteriorate. At December 31, 2003, we hold a $4.5 million investment in a sponsored high-yield collateralized bond obligation and investments totaling $6.1 million in private equity and other entities. Our risk of future loss on these investments cannot exceed the $10.6 million recognized in our balance sheet. Additionally, we have recognized our 10% interest in Daiwa SB Investments (Japan) at $15 million using the cost basis of accounting. Our market risk on this investment is primarily limited to foreign currency exchange rate fluctuations between the U.S. dollar and the Japanese yen because the functional currency of Daiwa SB Investments is the yen.

The U.S. dollar weakened versus the currencies of several foreign countries in which we operate, most prominent among which is Great Britain. We incur operating expenses and have foreign currency-denominated assets and liabilities associated with these operations, though our revenue stream is predominately realized in U.S. dollar receipts. We do not believe that foreign currency fluctuations materially impact our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of
T. Rowe Price Group, Inc.:

We have audited the accompanying consolidated balance sheets of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ KPMG LLP

Baltimore, Maryland
January 29, 2004

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2003

	(in thousands)
ASSETS
Cash and cash equivalents (Note 1)	$111,418	$236,533
Accounts receivable (Note 6)	96,787	121,295
Investments in sponsored mutual funds (Note 1)	123,172	162,283
Debt securities held by savings bank subsidiary (Note 1)	92,908	110,962
Property and equipment (Note 2)	215,590	201,094
Goodwill (Note 3)	665,692	665,692
Other assets (Notes 4 and 7)	64,866	48,718

	$1,370,433	$1,546,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$42,317	$47,699
Accrued compensation and related costs	34,640	36,893
Income taxes payable (Note 4)	1,585	12,890
Dividends payable	20,860	23,739
Customer deposits at savings bank subsidiary	81,292	96,276
Debt and accrued interest (Note 7)	55,899	—

Total liabilities	236,593	217,497

Commitments and contingent liabilities (Note 9)

Stockholders’ equity (Notes 5 and 9)
Preferred stock, undesignated, $.20 par value - authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value - authorized 500,000,000 shares; issued 122,648,696 shares in 2002 and 124,932,884 shares in 2003	24,530	24,987
Additional capital in excess of par value	80,744	131,425
Retained earnings	1,019,925	1,143,913
Accumulated other comprehensive income	8,641	28,755

Total stockholders’ equity	1,133,840	1,329,080

	$1,370,433	$1,546,577

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,

	2001	2002	2003

	(in thousands, except
	per-share amounts)
Revenues (Note 6)
Investment advisory fees	$775,074	$715,365	$777,462
Administrative fees and other income	219,848	207,409	217,483
Investment income of savings bank subsidiary	1,535	3,055	3,910

Total revenues	996,457	925,829	998,855
Interest expense on savings bank deposits	1,011	2,327	3,288

Net revenues	995,446	923,502	995,567

Operating expenses
Compensation and related costs (Notes 2 and 9)	384,959	357,586	382,956
Advertising and promotion	64,638	59,056	59,005
Depreciation and amortization of property and equipment	51,567	50,578	45,289
Occupancy and facility costs (Note 9)	66,611	60,788	62,538
Goodwill amortization (Note 3)	28,921	—	—
Other operating expenses	87,519	74,983	80,739

	684,215	602,991	630,527

Net operating income	311,231	320,511	365,040

Other investment income (loss) (Note 1)	31,039	(8,273)	2,175
Other interest and credit facility expenses (Note 7)	11,681	2,634	1,699

Net non-operating income (loss)	19,358	(10,907)	476

Income before income taxes and minority interests	330,589	309,604	365,516
Provision for income taxes (Note 4)	135,078	115,350	138,029

Income from consolidated companies	195,511	194,254	227,487
Minority interests in consolidated subsidiaries	(357)	—	—

Net income	$195,868	$194,254	$227,487

Earnings per share
Basic	$1.59	$1.58	$1.84

Diluted	$1.52	$1.52	$1.77

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,

	2001	2002	2003

	(in thousands)
Cash flows from operating activities
Net income	$195,868	$194,254	$227,487
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	51,567	50,578	45,289
Goodwill amortization	28,921	—	—
Other changes in assets and liabilities	13,998	24,466	24,179

Net cash provided by operating activities	290,354	269,298	296,955

Cash flows from investing activities
Investments in sponsored mutual funds	(35,968)	(15,547)	(17,423)
Dispositions of sponsored mutual funds	88,968	5,453	10,677
Investments in debt securities by savings bank subsidiary	(20,194)	(78,388)	(78,590)
Dispositions of debt securities by savings bank subsidiary	6,059	17,750	58,213
Additions to property and equipment	(41,375)	(26,047)	(31,742)
Other investment activity	(6,460)	1,808	5,206

Net cash used in investing activities	(8,970)	(94,971)	(53,659)

Cash flows from financing activities
Repurchases of common shares	(30,923)	(95,773)	(19,963)
Stock options exercised	13,102	25,320	27,169
Debt principal repaid	(205,000)	(49,366)	(56,699)
Dividends paid to stockholders	(73,838)	(78,701)	(83,672)
Savings bank subsidiary deposits	14,490	55,870	14,984

Net cash used in financing activities	(282,169)	(142,650)	(118,181)

Cash and cash equivalents
Net increase (decrease) during year	(785)	31,677	125,115
At beginning of year	80,526	79,741	111,418

At end of year	$79,741	$111,418	$236,533

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Additional		Accumu-
		capital		lated
		in		other	Total
		excess		compre-	stock-
	Common	of par	Retained	hensive	holders’
	stock	value	earnings	income	equity

	(in thousands)
Balance at December 31, 2000, 122,439,232 common shares	$24,488	$80,855	$852,775	$32,947	$991,065
Comprehensive income
Net income			195,868
Change in unrealized security holding gains, net of taxes			(21,177)
Total comprehensive income					174,691
1,720,063 common shares issued under stock-based compensation plans	344	18,922			19,266
1,070,500 common shares repurchased	(214)	(31,812)			(32,026)
Dividends declared			(75,171)		(75,171)

Balance at December 31, 2001, 123,088,795 common shares	24,618	67,965	973,472	11,770	1,077,825
Comprehensive income
Net income			194,254
Change in unrealized security holding gains, net of taxes				(3,129)
Total comprehensive income					191,125
2,359,901 common shares issued under stock-based compensation plans	472	38,952	(2)		39,422
2,800,000 common shares repurchased	(560)	(26,173)	(67,937)		(94,670)
Dividends declared			(79,862)		(79,862)

Balance at December 31, 2002, 122,648,696 common shares	$24,530	$80,744	$1,019,925	$8,641	$1,133,840

Continued on next page.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Continued from prior page.

		Additional		Accumu-
		capital		lated
		in		other	Total
		excess		compre-	stock-
	Common	of par	Retained	hensive	holders’
	stock	value	earnings	income	equity

	(in thousands)
Balance at December 31, 2002, 122,648,696 common shares	$24,530	$80,744	$1,019,925	$8,641	$1,133,840
Comprehensive income
Net income			227,487
Change in unrealized security holding gains, net of taxes				20,114
Total comprehensive income					247,601
3,071,188 common shares issued under stock-based compensation plans	614	53,539			54,153
787,000 common shares repurchased	(157)	(2,858)	(16,948)		(19,963)
Dividends declared			(86,551)		(86,551)

Balance at December 31, 2003, 124,932,884 common shares	$24,987	$131,425	$1,143,913	$28,755	$1,329,080

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

Our financial statements include the accounts of all subsidiaries in which we have a majority or controlling interest. We are not the primary beneficiary of any variable interest entity. All material intercompany accounts and transactions are eliminated in consolidation.

Certain 2001 and 2002 amounts have been reclassified to conform to the 2003 presentation.

CASH EQUIVALENTS.

Cash equivalents consist primarily of short-term, highly liquid investments in sponsored money market mutual funds and in commercial paper. The cost of these funds is equivalent to fair value.

INVESTMENTS.

Investments in sponsored mutual funds and debt securities held by our savings bank subsidiary are classified as available-for-sale and are reported at fair value. Net unrealized security holding gains are recognized in accumulated other comprehensive income.

We also hold other investments that are included in other assets and are recognized using the cost or equity methods of accounting, as appropriate.

We review the carrying amount of each investment for possible impairment on a quarterly basis and recognize a loss in our statement of income whenever a loss is considered other than temporary.

CONCENTRATIONS OF RISK.

Concentration of credit risk in accounts receivable is believed to be minimal in that our clients generally have substantial assets, including those in the investment portfolios that we manage for them.

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

PROPERTY AND EQUIPMENT.

Property and equipment is stated at cost net of accumulated depreciation and amortization computed using the straight-line method. Provisions for depreciation and amortization are based on the following weighted average estimated useful lives: computer and communications software and equipment, 3 years; buildings, 32 years; leasehold improvements, 8 years; furniture and other equipment, 5 years; and leased land, 99 years.

REVENUE RECOGNITION.

Fees for investment advisory services and related administrative services that we provide to investment advisory clients are recognized in the period that our services are provided.

ADVERTISING.

Costs of advertising are expensed the first time that the advertising takes place.

EARNINGS PER SHARE.

Basic earnings per share excludes the dilutive effect of outstanding stock options and is computed by dividing net income by the weighted average common shares outstanding of 123,072,000 in 2001, 122,876,000 in 2002, and 123,423,000 in 2003. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options were exercised. It is computed by increasing the denominator of the basic calculation by potential dilutive common shares, determined using the treasury stock method, of 5,973,000 in 2001, 4,830,000 in 2002, and 4,866,000 in 2003.

COMPREHENSIVE INCOME.

Total comprehensive income is reported in our consolidated statements of stockholders’ equity and includes net income and the change in unrealized security holding gains, net of income taxes.

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

Accounting principles require us to make the following disclosures as if the fair value based method of accounting had been applied to our stock option grants after 1994. The weighted-average grant-date fair value of each option awarded is estimated to be $9.15 in 2001, $9.42 in 2002, and $13.96 in 2003 using the Black-Scholes option-pricing model and the following weighted-average assumptions: dividend yield of 1.3% in 2001, 1.4% in 2002 and 1.5% in 2003; expected volatility of 37% in 2001, 36% in 2002, and 35% in 2003; risk-free interest rates of 4.2% in 2001, 4.0% in 2002, and 3.6% in 2003; and expected lives of 5.5 years in 2001 and 2003, and 5.7 years in 2002.

The following table illustrates the effect on net income (in thousands) and earnings per share if we had applied the fair value based method, including the estimates contained in the preceding paragraph, to our stock option grants that were outstanding and unvested during each of the past three years.

	2001	2002	2003

Net income, as reported	$195,868	$194,254	$227,487
Additional stock-option based compensation expense estimated using the fair value based method	(42,688)	(39,369)	(37,028)
Related income tax benefits	13,471	11,985	11,248

Pro forma net income	$166,651	$166,870	$201,707

Earnings per share
Basic - as reported	$1.59	$1.58	$1.84

Basic - pro forma	$1.35	$1.36	$1.63

Diluted - as reported	$1.52	$1.52	$1.77

Diluted - pro forma	$1.30	$1.31	$1.59

It is important to note that the use of the fair value method to determine stock-based compensation expense results in an immediate increase to additional capital in excess of par value by an amount that equals the total of future compensation expense to be recognized. Accordingly, total stockholders’ equity is not diminished if the fair value method is used to record compensation expense for stock-based plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INVESTMENTS.

Cash equivalent investments in our sponsored money market mutual funds aggregate $99,457,000 at December 31, 2002 and $222,104,000 at December 31, 2003.

Investments in our other sponsored mutual funds (in thousands) at December 31 include:

			Aggregate
	Aggregate	Unrealized	fair
	cost	holding gains	value

2002
Stock funds	$70,350	$2,579	$72,929
Bond funds	41,558	8,685	50,243

	$111,908	$11,264	$123,172

2003
Stock funds	$78,174	$28,554	$106,728
Bond funds	40,148	15,407	55,555

	$118,322	$43,961	$162,283

The following table reconciles our unrealized holding gains (losses) on investments in sponsored mutual funds (in thousands) to that recognized in other comprehensive income.

	2001	2002	2003

Unrealized holding gains (losses)	$(14,159)	$(10,169)	$32,365
Less gains (losses) realized in net income using average cost	18,701	(3,870)	(332)

	(32,860)	(6,299)	32,697
Deferred tax benefits (income taxes)	11,512	2,295	(11,447)

Unrealized holding gains (losses) recognized in other comprehensive income	$(21,348)	$(4,004)	$21,250

Dividends earned on our investments in sponsored mutual funds, including money market mutual funds, totaled $8,748,000 in 2001, $2,989,000 in 2002, and $2,624,000 in 2003. There are no individual mutual fund holdings with an unrealized loss at December 31, 2003.

Our savings bank subsidiary holds investments in mortgage-backed and other marketable debt securities which are accounted for as available-for-sale. The expected holding period of these securities generally correlates to customer deposits which range in maturity up to five years. Balances (in thousands) in these investments at December 31 were:

			Aggregate
	Aggregate	Unrealized	fair
	cost	holding gains	value

2002	$90,888	$2,020	$92,908
2003	110,822	140	110,962

Net unrealized holding gains at December 31, 2003 include aggregate unrealized gains of $959,000 and aggregate unrealized losses of $819,000.

These losses are related to forty security positions with an aggregate fair value of $46.4 million and have generally arisen subsequent to March 31, 2003. They are deemed to be temporary based upon our evaluation of the probability of collecting related contractual cash flows, the duration of unrealized holding losses, and our intent to hold these securities.

Other comprehensive income includes unrealized holding gains (losses) on the savings bank portfolio, net of income taxes of $226,000 in 2001, $799,000 in 2002, and $55,000 in 2003.

NOTE 2 - PROPERTY AND EQUIPMENT.

Property and equipment (in thousands) at December 31 consists of:

	2002	2003

Computer and communications software and equipment	$170,120	$191,118
Buildings and leasehold improvements	166,568	165,127
Furniture and other equipment	60,276	61,479
Land owned and leased	21,503	21,503

	418,467	439,227
Accumulated depreciation and amortization	(202,877)	(238,133)

	$215,590	$201,094

Compensation and related costs attributable to the development of computer software for internal use totaling $7,465,000 in 2001, $4,639,000 in 2002, and $7,034,000 in 2003 have been capitalized.

NOTE 3 - GOODWILL.

Goodwill arose primarily from our August 2000 purchase of the 50% non-controlling interest in our consolidated subsidiary, T. Rowe Price International, and was amortized until 2002 on a straight-line basis over 25 years. We operate in one reportable business segment - that of the investment advisory business - and all goodwill is attributed to that segment.

As of January 1, 2002, we adopted the provisions of a new financial accounting standard for goodwill, ceased amortizing goodwill, and determined that its carrying amount was not impaired. We also evaluated goodwill for possible impairment during the third quarters of 2002 and 2003 and each time concluded that there had been no impairment. A similar evaluation using the fair value approach will be done at least annually in the third quarter each year. Prior to 2002, we used an undiscounted future cash flows approach to evaluate goodwill for potential impairment.

The following information reconciles reported net income (in thousands) and earnings per share to adjusted net income (in thousands) and earnings per share, excluding the goodwill amortization recognized in prior years.

	2001	2002	2003

Reported net income	$195,868	$194,254	$227,487
Add back goodwill amortization	28,921	—	—

Adjusted net income	$224,789	$194,254	$227,487

	2001	2002	2003

Basic earnings per share
Reported net income	$1.59	$1.58	$1.84
Goodwill amortization	.24	—	—

Adjusted net income	$1.83	$1.58	$1.84

Diluted earnings per share
Reported net income	$1.52	$1.52	$1.77
Goodwill amortization	.22	—	—

Adjusted net income	$1.74	$1.52	$1.77

NOTE 4 - INCOME TAXES.

The provision for income taxes (in thousands) consists of:

	2001	2002	2003

Current income taxes
U.S. federal and foreign	$122,598	$111,027	$128,380
State and local	12,231	9,429	13,045
Deferred income taxes (tax benefits)	249	(5,106)	(3,396)

	$135,078	$115,350	$138,029

Deferred income taxes arise from temporary differences between taxable income for financial statement and income tax return purposes. Significant temporary differences in 2001 included deferred benefits of $3,866,000 related to investment income offset by deferred taxes of $4,212,000 related to accrued compensation. Deferred tax benefits in 2002 include $4,584,000 related to investment income and $2,359,000 related to depreciation and amortization of property and equipment offset by deferred taxes of $2,346,000 related to accrued compensation. Deferred tax benefits in 2003 include $7,180,000 related to accrued compensation offset by $3,219,000 related to investment income.

The net deferred tax asset of $6,740,000 included in other assets at December 31, 2002, consists of total deferred tax liabilities of $5,600,000 and total deferred tax assets of $12,340,000. Deferred tax liabilities include $4,642,000 arising from unrealized holding gains on available-for-sale securities. Deferred tax assets include $9,025,000 arising from investment income.

The net deferred tax liability of $569,000 included in income taxes payable at December 31, 2003, consists of total deferred tax liabilities of $16,021,000 and total deferred tax assets of $15,452,000. Deferred tax liabilities include $15,346,000 arising from unrealized holding gains on available-for-sale securities. Deferred tax assets include $8,312,000 related to accrued compensation and $5,805,000 arising from investment income.

A deferred tax asset at December 31, 2003 of $2,850,000 arising from foreign operating loss carryforwards and an offsetting valuation allowance have been recognized over the past three years as follows: $1,100,000 in 2001, $1,600,000 in 2002, and $150,000 in 2003.

Cash outflows from operating activities include income taxes paid of $103,125,000 in 2001, $112,457,000 in 2002, and $100,284,000 in 2003. The income tax benefit arising from exercises of our stock options reduced the income taxes that would have otherwise been payable by $6,164,000 in 2001, $14,102,000 in 2002, and $26,984,000 in 2003.

The following table reconciles the statutory federal income tax rate to the effective income tax rate.

	2001	2002	2003

Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	2.7	2.5	2.3
Nondeductible goodwill amortization	3.3	—	—
Other items	(.1)	(.2)	.5

Effective income tax rate	40.9%	37.3%	37.8%

NOTE 5 - COMMON STOCK AND STOCK-BASED COMPENSATION PLANS.

SHARES AUTHORIZED AND ISSUED.

At December 31, 2003, 32,667,027 shares of unissued common stock were reserved for the exercise of stock options. Additionally, 1,680,000 shares are reserved for issuance under a plan whereby substantially all employees may acquire common stock through payroll deductions at prevailing market prices.

The Board of Directors has authorized the future repurchase of up to 5,846,010 common shares at December 31, 2003.

DIVIDENDS.

Cash dividends declared per share were $.61 in 2001, $.65 in 2002, and $.70 in 2003.

STOCK OPTIONS.

The following table summarizes the status of and changes in our stock option grants during the past three years.

		Weighted-		Weighted-
		average		average
		exercise	Options	exercise
	Options	price	exercisable	price

Outstanding at beginning of 2001	25,601,872	$23.90	14,910,572	$16.25
Granted	3,973,384	25.96
Exercised	(1,839,850)	9.48
Forfeited	(434,619)	34.28

Outstanding at end of 2001	27,300,787	25.01	16,233,787	20.03
Granted	3,970,367	27.41
Exercised	(2,482,951)	11.87
Forfeited	(844,347)	33.62

Outstanding at end of 2002	27,943,856	26.25	16,759,556	23.50
Granted	3,799,147	42.98
Exercised	(3,981,406)	16.16
Forfeited	(335,820)	31.31

Outstanding at end of 2003	27,425,777	29.98	16,607,977	27.38

Information regarding the exercise prices and lives of stock options outstanding at December 31, 2003 follows.

			Weighted-
			average
		Weighted-	remaining		Weighted-
		average	contractual		average
Range of		exercise	life (in		exercise
exercise prices	Outstanding	price	years)	Exercisable	price

$ 8.06 to 23.71	5,158,550	$13.62	2.0	5,158,550	$13.62
$23.72 to 27.28	3,357,702	25.71	7.7	1,178,402	25.70
$27.29 to 36.03	10,829,207	30.95	6.2	7,210,807	32.48
$36.04 to 47.15	8,080,318	40.88	7.8	3,060,218	39.24

	27,425,777	29.98	6.1	16,607,977	27.38

NOTE 6 - INFORMATION ABOUT REVENUES AND SERVICES.

Revenues (in thousands) from advisory services provided under agreements with sponsored mutual funds and other investment clients include:

	2001	2002	2003

Sponsored mutual funds in the U.S.
Stock	$464,883	$411,679	$434,423
Bond and money market	97,707	107,425	123,879

	562,590	519,104	558,302
Other portfolios	212,484	196,261	219,160

Total investment advisory fees	$775,074	$715,365	$777,462

The following table summarizes the various investment portfolios and assets under management (in billions) on which advisory fees are earned.

	Average during			December 31,

	2001	2002	2003	2002	2003

Sponsored mutual funds in the U.S.
Stock	$75.8	$67.1	$71.2	$60.7	$88.4
Bond and money market	22.9	25.0	28.2	26.6	29.1

	98.7	92.1	99.4	87.3	117.5
Other portfolios	56.5	55.5	60.5	53.3	72.5

	$155.2	$147.6	$159.9	$140.6	$190.0

Fees for advisory-related administrative services provided to our sponsored mutual funds were $170,916,000 in 2001, $155,771,000 in 2002, and $162,853,000 in 2003. Accounts receivable from the mutual funds aggregate $55,474,000 and $70,127,000 at December 31, 2002 and 2003, respectively. All services to the sponsored U.S. mutual funds are provided under contracts which are subject to periodic review and approval by each of the funds’ boards and, with respect to investment advisory contracts, also by the funds’ shareholders.

NOTE 7 - DEBT.

In April 1999, we borrowed 1,809,500,000 yen ($15,019,000) from a bank under a promissory note. Foreign currency transaction gains of $2,085,000 in 2001 and losses of $1,335,000 in 2002 and $988,000 in 2003 arising from this borrowing are included in non-operating investment income (loss). We made a principal payment in 2002 and retired the remaining loan balance in 2003.

To partially finance the purchase of the T. Rowe Price International interest, we borrowed $300,000,000 in August 2000 under a $500,000,000 syndicated bank credit facility expiring in June 2005 for which JPMorgan Chase Bank serves as administrative agent. Interest on borrowings under this facility float at .35% over the Eurodollar base rate. We made principal payments over the three-year period of the loan until it was paid in full in 2003. Deferred credit facility costs of $387,000 are included in other assets at December 31, 2003 and are being amortized through June 2005. We also have a complementary $80,000,000 syndicated bank credit facility expiring in June 2004 under which there have been no borrowings. We paid annual fees for these credit facilities of $928,000 in 2003.

At December 31, 2003, we are in compliance with the covenants contained in our credit facility agreements. Total interest expense on our outstanding debt, including amortization of credit facility costs, and annual fees was $11,681,000 in 2001, $2,634,000 in 2002, and $1,699,000 in 2003.

NOTE 8 - VARIABLE INTEREST ENTITIES

On December 24, 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (revised), Consolidation of Variable Interest Entities, which defines a variable interest entity as a corporation, partnership, limited liability company, trust, or any other legal structure used for conducting activities or holding assets that either has equity investors that (a) do not have the characteristics of a controlling financial interest or (b) do not have sufficient equity at risk for the entity to finance its activities. The Interpretation generally requires a variable interest entity to be consolidated by a public company at December 31, 2003 if that company is subject to, among other things, a majority of the risk or variability associated with the residual returns of the entity. A company that is required to consolidate a variable interest entity is referred to as the primary beneficiary of that entity.

We presently hold residual interests in two high-yield collateralized bond obligations (the 1999 CBO and the 2001 CBO; collectively, the CBOs). These entities are non-recourse, limited liability companies in which we hold a portion, though not a majority, of the interests in their residual returns. We are also the collateral manager of each CBO and receive a base investment advisory fee for performance of that service. At December 31, 2003, the CBOs had assets of approximately $634 million.

On May 30, 2003, we altered the fee terms of the collateral management agreements with each CBO and irrevocably waived any performance fees that we might receive or otherwise earn in 2003 and 2004 with respect to the 2001 CBO. A similar waiver was also made for the 1999 CBO through its remaining life. Subsequently, we determined that as of May 30, 2003, we were not the primary beneficiary of either CBO and therefore do not consolidate either CBO into our financial statements.

Our maximum aggregate exposure to future losses from these CBOs is equal to the remaining 2001 CBO carrying amount of $4.5 million which is included in other assets at December 31, 2003. The 1999 CBO was considered impaired and its carrying amount charged off at the end of the second quarter in 2002.

NOTE 9 - OTHER DISCLOSURES.

We occupy certain office facilities and rent computer and other equipment under noncancelable operating leases. Related rental expense was $25,711,000 in 2001, $20,636,000 in 2002, and $19,710,000 in 2003. Future minimum rental payments under these leases aggregate $16,757,000 in 2004, $15,832,000 in 2005, $14,261,000 in 2006, $9,090,000 in 2007, $5,429,000 in 2008, and $53,314,000 in later years.

At December 31, 2003, we had outstanding commitments to fund additional investments totaling $4.4 million.

Our consolidated stockholders’ equity at December 31, 2003 includes approximately $42,000,000 which is restricted as to use by various regulations and agreements arising in the ordinary course of our business.

From time to time, various claims against us arise in the ordinary course of business, including employment-related claims. In the opinion of management, after consultation with counsel, it is unlikely that any adverse determination in one or more pending claims would have a material adverse effect on our financial position or results of operations.

Expenses for our defined contribution retirement plans were $22,897,000 in 2001, $24,069,000 in 2002, and $24,815,000 in 2003.

NOTE 10 - SUPPLEMENTARY QUARTERLY FINANCIAL DATA (Unaudited).

			Basic	Diluted
			earnings	earnings
	Net	Net	per	per
	Revenues	income	share	share

	(in thousands)
2002
1st quarter	$242,008	$53,024	$.43	$.41
2nd quarter	240,280	51,854	.42	.40
3rd quarter	221,576	43,210	.35	.34
4th quarter	219,638	46,166	.38	.37

2003
1st quarter	218,718	38,774	.32	.31
2nd quarter	237,462	53,775	.44	.42
3rd quarter	258,268	66,291	.53	.51
4th quarter	281,119	68,647	.55	.53

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Our management, including our principal executive and interim principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Form 10-K annual report has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and interim principal financial officer has concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Our management, including our principal executive and interim principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the fourth quarter of 2003, and has concluded that there was no change during the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required by this item regarding the identification of executive officers is contained as a separate item at the end of Part I of this Form 10-K.

As required by the Sarbanes-Oxley Act of 2002, we have adopted a code of ethics that applies to our principal executive officer and senior financial officers. See Exhibit 14 to this Report for a copy of that code.

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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by these items appears in the definitive proxy statement filed pursuant to Regulation 14A for the 2003 Annual Meeting of our stockholders and is incorporated by reference.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as part of this report.

1.	Financial Statements: See Item 8 of Part II.

2.	Financial Statement Schedules: None.

3.	The following exhibits required by Item 601 of Regulation S-K are filed, except for Exhibit 32 which is furnished, herewith. Exhibits 10.06 through 10.12 are compensatory plans and arrangements.

3(i)	Amended and Restated Charter of T. Rowe Price Group, Inc. as of March 9, 2001. (Incorporated by reference from Form 10-K for 2000; Accession No. 0001113169-01-000003.)

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of December 12, 2002. (Incorporated by reference from Form 10-K for 2002; Accession No. 0000950133-03-000699.)

4	$500,000,000 Five-Year Credit Agreement among T. Rowe Price Associates, Inc., the several lenders, and JPMorgan Chase Bank, as administrative agent. (Incorporated by reference from Form 10-Q Report for the quarterly period ended June 30, 2000; Accession No. 0000080255-00-000425.)

10.01	Representative Investment Management Agreement with most of the T. Rowe Price mutual funds. (Incorporated by reference from Form N-1A; Accession No. 0001267862-03-000003.)

10.02	Transfer Agency and Service Agreement dated as of January 1,2003 between T. Rowe Price Services, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form N-1A; Accession No. 0001267862-03-000003.)

10.03	Agreement dated January 1, 2003 between T. Rowe Price Retirement Plan Services, Inc. and T. Rowe Price Funds. (Incorporated by reference from Form N-1A; Accession No. 0001267862-03-000003.)

10.04	Representative Underwriting Agreement between each of the T. Rowe Price mutual funds and T. Rowe Price Investment Services, Inc. (Incorporated by reference from Form N-1A; Accession No. 0001267862-03-000003.)

10.05	Amended, Restated, and Consolidated Office Lease dated as of May 22, 1997 between 100 East Pratt Street Limited Partnership and T. Rowe Price Associates, Inc. (Incorporated by reference from Form 10-K for 1997; Accession No. 0000080255-98-000358.)

10.06	1995 Director Stock Option Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0000933259-95-000009.)

10.07	1998 Director Stock Option Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0000080255-98-000355.)

10.08	1990 Stock Incentive Plan. (Incorporated by reference from Form S-8 Registration Statement [File No. 33-37573].)

10.09	1993 Stock Incentive Plan. (Incorporated by reference from Form S-8 Registration Statement [File No. 33-72568].)

10.10	1996 Stock Incentive Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0001006199-96-000031.)

10.11	2001 Stock Incentive Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0001113169-01-000002.)

10.12	Executive Incentive Compensation Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0000933259-95-000009.)

14	Code of Ethics for Principal Executive Officer and Senior Financial Officers of T. Rowe Price Group, Inc. under the Sarbanes-Oxley Act of 2002.

21	Subsidiaries of T. Rowe Price Group, Inc.

23	Consent of Independent Auditors, KPMG LLP.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

99	Press Release dated February 17, 2004 announcing the appointment of Kenneth V. Moreland as Chief Financial Officer.

(b)	Reports on Form 8-K:

A filing was made on October 24, 2003 of a press release dated October 24, 2003 reporting the company’s third quarter 2003 results. (Accession No. 0000950133-03-003537)

A filing as of November 7, 2003 was made on November 12, 2003 reporting the change of responsibility of the Chief Financial Officer from Cristina Wasiak to George A. Roche. (Accession No. 0000950133-03-003820)

A filing was made on December 18, 2003 announcing the planned retirement of Vice Chairman and Chief Investment Officer M. David Testa and the succession to his chief investment officer responsibilities by Brian C. Rogers. (Accession No. 0000950133-03-003537)

A filing was made on January 30, 2004 of a press release dated January 30, 2004 reporting the company’s fourth quarter and annual 2003 results. (Accession No. 0000950133-04-000210)

SIGNATURES.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2004.

T. Rowe Price Group, Inc.
By: /s/ George A. Roche, Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2004.

/s/ George A. Roche, Chairman, Director, President and Interim Chief Financial Officer
/s/ James S. Riepe, Vice Chairman and Director
/s/ M. David Testa, Vice Chairman and Director
/s/ Edward C. Bernard, Director
/s/ James T. Brady, Director
/  / D. William J. Garrett, Director
/s/ Donald B. Hebb, Jr., Director
/s/ Henry H. Hopkins, Director
/s/ James A.C. Kennedy, Director
/s/ John H. Laporte, Director
/s/ Richard L. Menschel, Director
/s/ William T. Reynolds, Director
/s/ Brian C. Rogers, Director
/s/ Alfred Sommer, Director
/s/ Anne Marie Whittemore, Director
/s/ Joseph P. Croteau, Treasurer (Principal Accounting Officer)