Form 10-Q
period 2004-03-31
PRICE T ROWE GROUP INC
filed 2004-04-28
CIK 1113169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission File Number: 000-32191

T. ROWE PRICE GROUP, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-2264646
(State of incorporation)	(I.R.S. Employer Identification No.)

100 East Pratt Street, Baltimore, Maryland 21202

(Address and Zip Code of principal executive offices)

(410) 345-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [  ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes [  ] No

Indicate the number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date. 126,688,754 shares at April 23, 2004.

Exhibit index is at Item 6(a) on page 13.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	12/31/2003	03/31/2004
ASSETS
Cash and cash equivalents	$236,533	$306,919
Accounts receivable	121,295	132,905
Investments in sponsored mutual funds	162,283	166,036
Debt securities held by savings bank subsidiary	110,962	111,280
Property and equipment	201,094	199,423
Goodwill	665,692	665,692
Other assets	48,718	51,768

	$1,546,577	$1,634,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$60,589	$46,254
Accrued compensation and related costs	36,893	47,727
Dividends payable	23,739	24,012
Customer deposits at savings bank subsidiary	96,276	96,078

	217,497	214,071

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, undesignated, $.20 par value - authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value - authorized 500,000,000 shares; issued 124,932,884 shares in 2003 and 126,484,379 shares in 2004	24,987	25,297
Additional capital in excess of par value	131,425	165,160
Retained earnings	1,143,913	1,197,255
Accumulated other comprehensive income	28,755	32,240

Total stockholders’ equity	1,329,080	1,419,952

	$1,546,577	$1,634,023

See the accompanying notes to the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per-share amounts)

	Three months ended
	03/31/2003	03/31/2004
Revenues
Investment advisory fees	$164,389	$245,009
Administrative fees and other income	54,145	60,465
Investment income of savings bank subsidiary	980	1,002

Total revenues	219,514	306,476
Interest expense on savings bank deposits	796	825

Net revenues	218,718	305,651

Operating expenses
Compensation and related costs	92,147	109,780
Advertising and promotion	16,345	21,059
Depreciation and amortization of property and equipment	11,851	10,128
Occupancy and facility costs	16,521	15,658
Other operating expenses	17,410	26,165

	154,274	182,790

Net operating income	64,444	122,861

Other investment income (loss)	(1,645)	1,153
Other interest and credit facility expenses	500	332

Net non-operating income (loss)	(2,145)	821

Income before income taxes	62,299	123,682
Provision for income taxes	23,525	46,343

Net income	$38,774	$77,339

Earnings per share
Basic	$0.32	$0.61

Diluted	$0.31	$0.58

Dividends declared per share	$0.17	$0.19

Weighted average shares outstanding	122,442	126,096

Weighted average shares outstanding assuming dilution	125,519	133,777

See the accompanying notes to the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended
	03/31/2003	03/31/2004
Cash flows from operating activities
Net income	$38,774	$77,339
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	11,851	10,128
Other changes in assets and liabilities	27,761	3,256

Net cash provided by operating activities	78,386	90,723

Cash flows from investing activities
Change in investments in debt securities by savings bank subsidiary	(6,318)	695
Additions to property and equipment	(5,287)	(8,714)
Other investment activity	182	1,251

Net cash used in investing activities	(11,423)	(6,768)

Cash flows from financing activities
Repurchases of common stock	(19,963)	—
Stock options exercised	1,360	10,353
Debt principal repaid	(11,000)	—
Dividends paid to stockholders	(20,845)	(23,724)
Savings bank subsidiary deposits	4,939	(198)

Net cash used in financing activities	(45,509)	(13,569)

Cash and cash equivalents
Net increase during period	21,454	70,386
At beginning of year	111,418	236,533

At end of period	$132,872	$306,919

See the accompanying notes to the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

		Additional		Accumulated
		capital in		other	Total
	Common	excess of par	Retained	comprehensive	stockholders’
	stock	value	earnings	income	equity
Balance at December 31, 2003, 124,932,884 common shares	$24,987	$131,425	$1,143,913	$28,755	$1,329,080
Comprehensive income
Net income			77,339
Change in unrealized security holding gains, net of taxes				3,485
Total comprehensive income					80,824
1,551,495 common shares issued under stock-based compensation plans	310	33,735			34,045
Dividends declared			(23,997)		(23,997)

Balance at March 31, 2004, 126,484,379 common shares	$25,297	$165,160	$1,197,255	$32,240	$1,419,952

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

These unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of our results for the interim periods presented. All such adjustments are of a normal recurring nature.

The unaudited interim financial information contained in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2003 Annual Report.

STOCK OPTION GRANTS.

Our stock-based compensation plans are accounted for using the intrinsic value based method. The exercise price of each option granted is equivalent to the market price of the common stock at the date of grant. Accordingly, no compensation expense related to stock option grants has been recognized in the condensed consolidated statements of income.

Accounting principles require us to make the following disclosures as if the fair value based method of accounting had been applied to our stock option grants after 1994.

	Three months ended
	03/31/2003	03/31/2004
Net income, as reported	$38,774	$77,339
Additional stock-option based compensation expense using the fair value based method	(9,373)	(13,328)
Related income tax benefits	2,761	4,291

Pro forma net income	$32,162	$68,302

Earnings per share
Basic - as reported	$0.32	$0.61

Basic - pro forma	$0.26	$0.54

Diluted - as reported	$0.31	$0.58

Diluted - pro forma	$0.26	$0.51

NOTE 2 - INFORMATION ABOUT REVENUES AND SERVICES.

Revenues (in thousands) from advisory services provided under agreements with sponsored U.S. mutual funds and other investment clients for the three months ended March 31 include:

	2003	2004
Sponsored mutual funds in the U.S.
Stock	$89,504	$142,481
Bond and money market	29,283	33,027

	118,787	175,508
Other portfolios	45,602	69,501

	$164,389	$245,009

The following table summarizes the various investment portfolios and assets under management (in billions) on which advisory fees are earned.

	Average during
	first 3 months
	2003	2004	12/31/2003	03/31/2004
Sponsored mutual funds in the U.S.
Stock	$59.7	$93.2	$88.4	$95.3
Bond and money market	27.1	29.6	29.1	29.9

	86.8	122.8	117.5	125.2
Other portfolios	53.1	74.7	72.5	75.8

	$139.9	$197.5	$190.0	$201.0

Fees for advisory-related administrative services provided to our sponsored mutual funds were $41,916,000 and $44,632,000 in the first quarter of 2003 and 2004, respectively. Accounts receivable from the mutual funds aggregate $70,127,000 at December 31, 2003 and $74,326,000 at March 31, 2004. All services to the sponsored U.S. mutual funds are provided under contracts which are subject to periodic review and approval by each of the funds’ boards and, with respect to investment advisory contracts, also by the funds’ shareholders.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and Stockholders of
T. Rowe Price Group, Inc.:

We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of March 31, 2004, the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2004 and 2003, and the related condensed consolidated statement of stockholders’ equity for the three-month period ended March 31, 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of income, cash flows, and stockholders’ equity for the year then ended (not presented herein); and in our report dated January 29, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Baltimore, Maryland
April 26, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to U.S. individual and institutional investors in our sponsored mutual funds and other managed investment portfolios. Investors outside the United States account for 4% of our assets under management at March 31, 2004.

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

Total assets under our management were $201 billion at March 31, 2004, including $145 billion in equity securities and $56 billion in bond and money market holdings. Net cash inflows to our investment portfolios were $6.4 billion in the first quarter of 2004. Net market appreciation and income added nearly $4.7 billion during the same period. After continuing the advance of late 2003 into early 2004, the U.S. equity markets declined during the middle of the first quarter before recovering to end the quarter with mixed results near the levels of year-end 2003. The broad S&P 500 rose just over 1% during the first quarter of 2004, while the Dow Industrials and NASDAQ indices fell less than 1%.

RESULTS OF OPERATIONS - Three months ended March 31, 2004 versus 2003.

Total revenues increased $87 million to $306.5 million and net revenues increased 40% or $86.9 million to $305.7 million. Net income increased more than $38.5 million to $77.3 million, almost doubling the $38.8 million reported for first quarter of 2003. Diluted earnings per share increased 87% from $.31 to $.58.

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States increased $56.7 million as average fund assets under management during the first quarter increased $36 billion to $123 billion from nearly $87 billion in the 2003 period. Mutual fund assets ended March 2004 at $125.2 billion, up nearly 7%, or $7.8 billion, from the beginning of the year. Stock funds led the increase with $4.3 billion of net cash inflows and $2.8 billion of net market appreciation. Investors in the Mid-Cap Value, Equity Income, Growth Stock, Mid-Cap Growth, and Capital Appreciation funds accounted for $2.6 billion or 55% of the net inflows to the funds.

Investment advisory revenues earned on the other investment portfolios that we manage increased $23.9 million to $69.5 million in the 2004 quarter. Average assets for the 2004 period were $74.7 billion, $21.6 billion higher than the first quarter 2003 average. Quarter-end assets in these portfolios were $75.8 billion, up $3.3 billion since the beginning of the year. Net inflows to these portfolios were $1.7 billion during the 2004 quarter due to third-party distribution efforts and additions from institutional investors. Market valuation and income during the first quarter added $1.6 billion.

Administrative revenues and other income increased $6.3 million from the first quarter of 2003 to $60.5 million. This increase is primarily attributable to increases in retail transfer agent revenues on increased investor activity and 12b-1 distribution fees received on greater assets in our Advisor class of mutual fund shares. These revenue increases are generally offset by similar increases in the expenses that we incur to provide the services and distribute the Advisor shares through third parties. Commissions earned on higher investor transaction volumes in our discount brokerage service accounted for $1.7 million of the increase.

Operating expenses in the first quarter of 2004 were $28.5 million more than in the same period last year. Our largest expense, compensation and related costs including bonuses, increased 19% or $17.6 million from the first quarter of 2003. Base salaries for our associates were increased modestly at the beginning of 2004. At March 31, 2004, we employed 3,879 associates, up 5.5% over the last twelve months. Additionally, we have increased bonus accruals for 2004 based on our higher expectations of results for this year versus 2003.

First quarter advertising and promotion expenditures were up $4.7 million compared to the 2003 quarter when weaker financial markets made investors more cautious and less active. We expect that advertising and promotion expenditures in the second quarter of 2004 will be up $4 million versus the comparable 2003 period while spending for all of 2004 could be up 20-25% versus 2003. We vary our promotional spending based on market conditions and investor demand as well as our efforts to expand our investor base in the United States and abroad.

Other operating expenses in the first quarter of 2004 increased about $8.8 million primarily due to professional fees and information services as well as the distribution expense to third parties of our Advisor class of mutual fund shares distribution, which offset the corresponding administrative revenues recognized from the 12b-1 fees discussed above.

Depreciation and amortization expense and our occupancy and facility costs were down $2.6 million in the aggregate. Capital additions in recent periods have been less than depreciation expense and the net book value of our property and equipment has dropped below $200 million.

Overall, net operating income increased more than 90% to almost $123 million from $64.4 million in the 2003 quarter.

Our net non-operating results, which include the recognition of investment gains and losses as well as interest income and credit facility expenses, improved from a loss of $2.1 million in the 2003 quarter to a gain of $.8 million this year. During the first quarter of 2003, we recognized $1.9 million of other than temporary impairments among our mutual fund investment holdings.

CAPITAL RESOURCES AND LIQUIDITY.

During the first quarter of 2004, stockholders’ equity increased $91 million to more than $1.4 billion.

On April 5, 2004, we reduced our unused committed credit facilities by $80 million to $500 million expiring in June 2005. Our only borrowing under the facilities, $300 million in August 2000, was fully repaid in July 2003.

Our mutual fund investment holdings of $166 million at March 31, 2004 include an aggregate gain of $48.3 million, before income taxes, that is included in stockholders’ equity as part of accumulated other comprehensive income and has not been recognized in our statements of income. Our investment portfolio includes less than $10,000 of aggregate unrecognized holding losses at March 31, 2004.

Operating activities provided cash flows of $91 million in the first quarter of 2004, up more than $12 million from 2003. Cash from our operating activities was used to fund $7 million of net investing activities and $14 million of net financing activities in the first quarter of 2004.

Net cash expended in investing activities decreased $5 million versus the 2003 quarter primarily due to the investment of greater net depositor inflows made at our savings bank subsidiary last year. Net cash used in financing activities decreased $32 million versus the 2003 quarter, as we did not repurchase any common shares in 2004 versus $20 million of repurchases in 2003. Additionally, we repaid $11 million of debt in the first quarter of last year and had retired all of our debt by November 2003.

FORWARD-LOOKING INFORMATION.

From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this Quarterly Report, may contain certain forward-looking information, including information or anticipated information relating to changes in our revenues and net income, changes in the amount and composition of our assets under management, our expense levels, and our expectations regarding financial markets and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information as a result of various factors, including but not limited to those discussed below. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in the information provided in Item 7A of the 2003 Form 10-K Annual Report.

Item 4. Controls and Procedures.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Form 10-Q quarterly report has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2004, and has concluded that there was no change during the quarterly period ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On September 16, 2003, a purported class action (T.K. Parthasarathy, et al., including Woodbury, v. T. Rowe Price International Funds, Inc., et al.) was filed in the Circuit Court, Third Judicial Circuit, Madison County, Illinois, against T. Rowe Price International and the T. Rowe Price International Funds with respect to the T. Rowe Price International Stock Fund. Two unrelated fund groups were also named as defendants. On November 19, 2003, a purported class action (John Bilski v. T. Rowe Price International Funds, Inc., et al.) was filed in the United States District Court, Southern District of Illinois, against T. Rowe Price International and the T. Rowe Price International Funds with respect to the T. Rowe Price New Asia Fund. Two unrelated fund groups were also named as defendants.

The basic allegations in the two complaints are that the T. Rowe Price defendants do not make appropriate value adjustments to the foreign securities of the T. Rowe Price International Stock and New Asia Funds prior to calculating the funds’ daily share prices, thereby benefiting market timing traders at the expense of the long-term mutual fund shareholders.

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

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of our stockholders was held on April 8, 2004. The proxy statement and solicitation pertaining to this meeting were previously filed with the Commission. Shares eligible to vote were 125,526,209 at the record date of February 6, 2004.

The eleven nominees for the Board of Directors were elected to hold office until the next annual meeting of stockholders and until their respective successors are elected and qualify. The tabulation of votes was:

Nominee	For	Withheld
Edward C. Bernard	104,940,559	6,538,097
James T. Brady	107,251,450	4,227,206
D. William J. Garrett	107,818,048	3,660,608
Donald B. Hebb, Jr.	105,350,273	6,128,383
James A.C. Kennedy	104,856,376	6,622,280
James S. Riepe	106,049,163	5,429,493
George A. Roche	106,020,724	5,457,932
Brian C. Rogers	106,192,018	5,286,638
Dr. Alfred Sommer	107,841,668	3,636,988
Dwight S. Taylor	108,359,504	3,119,152
Anne Marie Whittemore	106,923,364	4,555,292

The appointment of KPMG LLP as the company’s independent accountant for 2004 was approved by a vote of 107,181,208 for; 3,692,911 against; and 604,537 abstentions. Our stockholders also approved the 2004 Stock Incentive Plan and corollary amendment of the 2001 Stock Incentive Plan by a vote of 61,590,602 for; 39,059,832 against; and 1,176,826 abstentions. Broker non-votes on this item were 9,651,396.

Item 5. Other Information.

The Nasdaq Stock Market recently adopted amendments to its listing qualifications to require Nasdaq-listed companies to adopt a code of conduct for all directors, officers and employees. While T. Rowe Price Group has maintained a code of ethics for many years, we recently revised our Code of Ethics and Conduct to ensure consistency with the NASDAQ requirements. A copy is available, at no charge, from our Corporate Secretary at 100 East Pratt Street, Baltimore, Maryland 21202.

Item 6. Exhibits and Reports on Form 8-K.

(a)	The following exhibits required by Item 601 of Regulation S-K are furnished herewith.

3	(i)	Amended and Restated Charter of T. Rowe Price Group, Inc. as of March 9, 2001. (Incorporated by reference from Form 10-K for 2000; Accession No. 0001113169-01-000003.)

3	(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of December 12, 2002. (Incorporated by reference from Form 10-K for 2002; Accession No. 0000950133-03-000699.)

4		$500,000,000 Five-Year Credit Agreement among T. Rowe Price Associates, Inc., the several lenders, and JPMorgan Chase Bank, as administrative agent. (Incorporated by reference from Form 10-Q Report for the quarterly period ended June 30, 2000; Accession No. 0000080255-00-000425.)

10		1998 Director Stock Option Plan, as Amended and Restated effective April 7, 2004.

15		Letter from KPMG LLP, independent accountants, re unaudited interim financial information.

31.1		Rule 13a-14(a) Certification of Principal Executive Officer.

31.2		Rule 13a-14(a) Certification of Principal Financial Officer.

32		Section 1350 Certifications.

(b)	Reports on Form 8-K were made on:

January 30, 2004 of a press release dated the same day announcing our financial results for the fourth quarter and year ended December 31, 2003. (Accession No. 0000950133-04-000210)

April 8, 2004 of a press release dated the same day reporting estimates of certain preliminary first quarter 2004 results and prepared remarks from the 2004 annual meeting of our stockholders. (Accession No. 0000950133-04-001323)

April 27, 2004 of a press release dated the same day announcing our financial results for the first quarter of 2004. (Accession No. 0000950133-04-001568)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 27, 2004.

T. Rowe Price Group, Inc.

/s/ George A. Roche, Chairman and President
/s/ Kenneth V. Moreland, Vice President and Chief Financial Officer
/s/ Joseph P. Croteau, Vice President and Treasurer (Chief Accounting Officer)