Form 10-Q
period 2004-06-30
PRICE T ROWE GROUP INC
filed 2004-07-28
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

[X]    Yes    [    ]    No

Indicate the number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date. 127,256,899 shares at July 26, 2004.

Exhibit index is at Item 6(a) on page 14.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	12/31/2003	6/30/2004
ASSETS
Cash and cash equivalents	$236,533	$395,242
Accounts receivable	121,295	135,960
Investments in sponsored mutual funds	162,283	179,213
Debt securities held by savings bank subsidiary	110,962	104,317
Property and equipment	201,094	202,475
Goodwill	665,692	665,692
Other assets	48,718	45,237

	$1,546,577	$1,728,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$60,589	$42,276
Accrued compensation and related costs	36,893	72,451
Dividends payable	23,739	24,187
Customer deposits at savings bank subsidiary	96,276	91,160

	217,497	230,074

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, undesignated, $.20 par value — authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value — authorized 500,000,000 shares; issued 124,932,884 shares in 2003 and 127,233,274 shares in 2004	24,987	25,447
Additional capital in excess of par value	131,425	188,887
Retained earnings	1,143,913	1,253,347
Accumulated other comprehensive income	28,755	30,381

Total stockholders’ equity	1,329,080	1,498,062

	$1,546,577	$1,728,136

See the accompanying notes to the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per-share amounts)

	Three months ended		Six months ended
	6/30/2003	6/30/2004	6/30/2003	6/30/2004
Revenues
Investment advisory fees	$183,896	$249,002	$348,285	$494,011
Administrative fees and other income	53,433	60,546	107,578	121,011
Investment income of savings bank subsidiary	951	924	1,931	1,926

Total revenues	238,280	310,472	457,794	616,948
Interest expense on savings bank deposits	818	800	1,614	1,625

Net revenues	237,462	309,672	456,180	615,323

Operating expenses
Compensation and related costs	94,343	113,084	186,490	222,864
Advertising and promotion	12,392	16,117	28,737	37,176
Depreciation and amortization of property and equipment	11,705	9,843	23,556	19,971
Occupancy and facility costs	14,985	16,525	31,506	32,183
Other operating expenses	19,221	26,089	36,631	52,254

	152,646	181,658	306,920	364,448

Net operating income	84,816	128,014	149,260	250,875

Other investment income	1,848	939	203	2,092
Other interest and credit facility expenses	480	468	980	800

Net non-operating income (expense)	1,368	471	(777)	1,292

Income before income taxes	86,184	128,485	148,483	252,167
Provision for income taxes	32,409	48,221	55,934	94,564

Net income	$53,775	$80,264	$92,549	$157,603

Earnings per share
Basic	$0.44	$0.63	$0.76	$1.25

Diluted	$0.42	$0.60	$0.73	$1.18

Dividends declared per share	$0.17	$0.19	$0.34	$0.38

Weighted average shares
Outstanding	122,507	126,976	122,475	126,536

Assuming dilution	126,844	133,513	126,185	133,645

See the accompanying notes to the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended
	6/30/2003	6/30/2004
Cash flows from operating activities
Net income	$92,549	$157,603
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	23,556	19,971
Other changes in assets and liabilities	14,110	33,278

Net cash provided by operating activities	130,215	210,852

Cash flows from investing activities
Investments in debt securities by savings bank subsidiary	(37,628)	(9,395)
Dispositions of debt securities by savings bank subsidiary	30,175	14,090
Additions to property and equipment	(13,544)	(21,589)
Other investment activity	7,176	(10,774)

Net cash used in investing activities	(13,821)	(27,668)

Cash flows from financing activities
Repurchases of common stock	(19,962)	—
Stock options exercised	9,108	28,362
Debt principal repaid	(38,531)	—
Dividends paid to stockholders	(41,609)	(47,721)
Change in savings bank subsidiary deposits	7,325	(5,116)

Net cash used in financing activities	(83,669)	(24,475)

Cash and cash equivalents
Net increase during period	32,725	158,709
At beginning of year	111,418	236,533

At end of period	$144,143	$395,242

See the accompanying notes to the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

		Additional		Accumulated
		capital in		other	Total
	Common	excess of	Retained	comprehensive	stockholders’
	stock	par value	earnings	income	equity
Balance at December 31, 2003, 124,932,884 common shares	$24,987	$131,425	$1,143,913	$28,755	$1,329,080
Comprehensive income
Net income			157,603
Change in unrealized security holding gains, net of taxes				1,626
Total comprehensive income					159,229
2,300,390 common shares issued under stock-based compensation plans	460	57,462			57,922
Dividends declared			(48,169)		(48,169)

Balance at June 30, 2004, 127,233,274 common shares	$25,447	$188,887	$1,253,347	$30,381	$1,498,062

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

	Three months ended		Six months ended
	6/30/2003	6/30/2004	6/30/2003	6/30/2004
Net income, as reported	$53,775	$80,264	$92,549	$157,603
Additional stock-option based compensation expense using the fair value based method	(10,074)	(10,537)	(19,447)	(23,865)
Related income tax benefits	3,029	3,108	5,790	7,399

Pro forma net income	$46,730	$72,835	$78,892	$141,137

Earnings per share
Basic — as reported	$0.44	$0.63	$0.76	$1.25

Basic — pro forma	$0.38	$0.57	$0.64	$1.12

Diluted — as reported	$0.42	$0.60	$0.73	$1.18

Diluted — pro forma	$0.37	$0.55	$0.63	$1.06

NOTE 2 — INFORMATION ABOUT REVENUES AND SERVICES.

Revenues (in thousands) from advisory services provided under agreements with sponsored mutual funds in the U.S. and other investment clients for the interim periods ended June 30 include:

	Three months ended		Six months ended
	6/30/2003	6/30/2004	6/30/2003	6/30/2004
Sponsored mutual funds in the U.S.
Stock	$100,880	$146,214	$190,384	$288,695
Bond and money market	31,050	32,694	60,333	65,721

	131,930	178,908	250,717	354,416
Other portfolios	51,966	70,094	97,568	139,595

	$183,896	$249,002	$348,285	$494,011

The following table summarizes the various investment portfolios and assets under management (in billions) on which advisory fees are earned.

	Average during		Average during
	the second quarter		the first half
	2003	2004	2003	2004
Sponsored mutual funds in the U.S.
Stock	$66.9	$96.0	$63.3	$94.6
Bond and money market	28.4	29.4	27.8	29.5

	95.3	125.4	91.1	124.1
Other portfolios	57.7	76.6	55.4	75.7

	$153.0	$202.0	$146.5	$199.8

			12/31/2003	6/30/2004
Sponsored mutual funds in the U.S.
Stock			$88.4	$98.8
Bond and money market			29.1	29.5

			117.5	128.3
Other portfolios			72.5	78.5

			$190.0	$206.8

Fees for advisory-related administrative services provided to our sponsored mutual funds were $81,710,000 and $90,942,000 for the first six months of 2003 and 2004, respectively. Accounts receivable from the mutual funds aggregate $70,127,000 at December 31, 2003 and $74,437,000 at June 30, 2004. All services to the sponsored U.S. mutual funds are provided under contracts which are subject to periodic review and approval by each of the funds’ boards and, with respect to investment advisory contracts, also by the funds’ shareholders.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
T. Rowe Price Group, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of June 30, 2004, the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 2004 and 2003, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003, and the related condensed consolidated statement of stockholders’ equity for the six-month period ended June 30, 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards established by the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of income, cash flows, and stockholders’ equity for the year then ended (not presented herein); and in our report dated January 29, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Baltimore, Maryland
July 26, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to U.S. individual and institutional investors in our sponsored mutual funds and other managed investment portfolios. Investors outside the United States account for more than 4% of our assets under management at June 30, 2004.

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

Total assets under our management were $206.8 billion at June 30, 2004, including $150.5 billion in equity holdings and $56.3 billion in fixed income securities. Net cash inflows to our investment portfolios were $4.2 billion during the second quarter of 2004 and totaled $10.6 billion for the first half of the year. Net market appreciation and income added $1.6 billion during the second quarter and totaled $6.2 billion for the year-to-date period.

Financial market results were mixed in the first quarter of 2004 and stock indexes at March 31 were near the levels at the beginning of the year. For the second quarter, U.S. stocks produced slightly positive returns. Strong economic growth was tempered by investor concerns about inflation, rising interest rates, global political risks, and higher oil prices. On June 30, the Federal Reserve raised the federal funds target rate one-quarter point, the first rate increase in four years. The broad S&P 500 index rose just over 1% during the second quarter of 2004, while the Dow Industrials finished the second quarter virtually unchanged from the beginning of the year. The NASDAQ index, which is heavily weighted with technology companies, finished ahead 2.7% for the second quarter.

RESULTS OF OPERATIONS.

Three months ended June 30, 2004 versus 2003. Total revenues increased more than $72 million to $310.5 million and net revenues increased by a similar amount to $309.7 million. Net operating income increased $43.2 million to $128 million from $84.8 million. Net income increased $26.5 million to $80.3 million, almost 50% higher than the $53.8 million reported for second quarter of 2003. Diluted earnings per share increased 43% from $.42 to $.60, a new quarterly record.

Investment advisory revenues were up 35% or $65.1 million in the second quarter of 2004 versus the 2003 quarter. Increased assets under management drove the change as average mutual fund assets were $125.4 billion, $30.1 billion higher than the $95.3 billion average of the second quarter 2003. Average assets in other managed portfolios were $76.6 billion in the second quarter of 2004, up nearly $19 billion versus the average of $57.7 billion in the 2003 quarter.

The $5.8 billion increase in assets under management from $201 billion at March 31, 2004 to $206.8 billion at quarter end included $4.2 billion of net investor inflows. Net market appreciation and income added the remaining $1.6 billion to assets under management during the quarter.

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States increased $47 million. Mutual fund assets ended June 2004 at $128.3 billion, up nearly $3.1 billion from the beginning of the quarter. Net cash flows during the 2004 quarter were mostly into the domestic stock funds with the Mid-Cap Value, Equity Income and Growth Stock funds accounting for $1.4 billion, or 75% of the $1.9 billion of net inflows to the funds.

Investment advisory revenues earned on the other investment portfolios that we manage increased $18.1 million to $70.1 million in the 2004 quarter. Quarter-end assets in these portfolios were $78.5 billion, up $2.7 billion since the beginning of the quarter. Cash inflows from new and existing institutional investors, both in the U.S. and overseas, and from third party distribution efforts in the U.S added $2.3 billion to these investment portfolios.

Administrative revenues and other income increased $7.1 million from the second quarter of 2003 to $60.5 million. These revenues arise primarily from our mutual fund transfer agent and defined contribution plan recordkeeping services, and from 12b-1 distribution fees. Increases in these revenues are generally offset by similar increases in the operating expenses that we incur to provide these services and distribute the Advisor and R classes of mutual fund shares through third parties.

Operating expenses in the second quarter of 2004 were $29 million more than in the comparable period last year. Our largest expense, compensation and related costs, increased 20% or $18.7 million from the second quarter of 2003. Staff size, compensation rates including accrued bonuses, and the costs of employee benefits have all increased. Our annual bonus program accrual for 2004 is higher than during 2003 based on our expectations of better results this year versus last. Additionally, base salaries for our associates were increased modestly at the beginning of 2004 and we have added 300 associates over the last twelve months. At June 30, 2004, we employed 4,000 associates.

Second quarter advertising and promotion expenditures were up $3.7 million compared to the 2003 quarter when weaker financial markets made investors more cautious and less active. We expect that advertising and promotion expenditures will be up more than $3 million in the third quarter of 2004 versus the comparable 2003 period and up nearly 25% for the full year versus 2003. We vary our promotional spending based on market conditions and investor demand as well as our efforts to expand our investor base in the United States and abroad.

Other operating expenses in the second quarter of 2004 increased about $6.9 million, including $1.9 million of additional expense for third party distributors based on higher assets under management in our Advisor and R classes of mutual fund shares. These costs are funded from an equal increase in our administrative revenues recognized from the 12b-1 fees discussed above. Our other operating expenses also include, among other things, travel costs, information services, professional fees for legal, accounting and consulting services, and charitable contributions.

Our combined expense for depreciation and amortization and our other occupancy and facility costs were down $.3 million versus the prior year’s quarter. The effect of lower capital expenditures in recent years and increased costs of our rented office facilities generally offset each other.

Our net non-operating results, which include the recognition of investment gains and losses as well as interest income and credit facility expenses, decreased from $1.4 million in the 2003 quarter to $.4 million. The second quarter of 2003 included the recognition of gains on dispositions of our mutual fund investments and on foreign currency translation that did not recur in the 2004 period.

Our provision for income taxes increased $15.8 million primarily as a result of our improved operating results.

Six months ended June 30, 2004 versus 2003. Total revenues increased $159 million to $617 million and net revenues increased by a similar amount to more than $615 million. Net operating income increased nearly $102 million to $251 million from more than $149 million. Net income increased $65 million to $157.6 million, 70% higher than the $92.5 million reported for the first half of 2003. Diluted earnings per share increased nearly 62% from $.73 to $1.18.

Investment advisory revenues were up more than 41% or nearly $146 million in the first half of 2004 versus that of 2003. Increased assets under management again drove the change as average mutual fund assets were $124.1 billion, $33 billion higher than the $91.1 billion average in the first half of 2003. Average assets in other managed portfolios were $75.7 billion in the first half of 2004, up over $20 billion versus the average of $55.4 billion in the 2003 period.

The $16.8 billion increase in assets under management from $190 billion at the end of 2003 to $206.8 billion at quarter end included $10.6 billion of net investor inflows, with $6.6 billion into the mutual funds and $4.0 billion into the other managed investment portfolios. Net market appreciation and income added the remaining $6.2 billion to assets under management.

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States increased $103.7 million. Mutual fund assets at June 30, 2004 of $128.3 billion were up nearly $10.8 billion from the beginning of the year. Net cash flows thus far in 2004 were primarily into the domestic stock funds with the Mid-Cap Value, Equity Income, Growth Stock, Mid-Cap Growth and Capital Appreciation funds accounting for $4.4 billion, or two-thirds of the net inflows to the funds.

Investment advisory revenues earned on the other investment portfolios that we manage increased $42 million to $139.6 million in the 2004 period. Assets in these portfolios of $78.5 billion at June 30, 2004 were up $6 billion since the beginning of the year.

Administrative revenues and other income increased $13.4 million from the first half of 2003 to $121 million. These revenues arise primarily from our mutual fund transfer agent and defined contribution plan recordkeeping services, and from 12b-1 distribution fees.

Operating expenses in the 2004 period were $57.5 million more than in the comparable period last year. Compensation and related costs increased about 20% or $36.4 million from the first half of 2003. Staff size, compensation including accrued bonuses, and the costs of employee benefits have all increased. First half advertising and promotion expenditures were up $8.4 million compared to the 2003 period when weaker financial markets made investors more cautious and less active. Depreciation and amortization expense was down $3.6 million due primarily to the effect of lower capital expenditures in recent years. Other operating expenses in the first half of 2004 increased about $15.6 million, including $3.8 million of additional expense for third party distributors based on higher assets under management in our Advisor and R classes of mutual fund shares.

Our net non-operating income improved from a loss of $.8 million in the 2003 period to a gain of $1.3 million thus far this year. During the 2003 period, we recognized other than temporary impairments among our mutual fund investment holdings that have not recurred in 2004.

Our provision for income taxes increased $38.6 million primarily as a result of our improved operating results.

CAPITAL RESOURCES AND LIQUIDITY.

During the first half of 2004, stockholders’ equity increased nearly $170 million to nearly $1.5 billion.

On June 22, 2004, we replaced our existing $500 million credit facility expiring in June 2005 with a new $300 million committed credit facility expiring in June 2007. The cost of this facility if it remains unused will be approximately $100,000 per quarter beginning in the third quarter of 2004.

Our mutual fund investment holdings of $179 million at June 30, 2004 include an aggregate gain of $47.9 million, before income taxes, that is included in stockholders’ equity as part of accumulated other comprehensive income and has not been recognized in our statements of income.

Net unrealized holding losses in the portfolio of marketable debt securities held by our savings bank subsidiary were $1.3 million at June 30, 2004, including aggregate unrealized losses of $1.7 million and aggregate unrealized gains of $.4 million.

Operating activities provided cash flows of nearly $211 million in the first half of 2004, up more than $80 million from the 2003 period. Cash from our operating activities was used to fund $28 million of net investing activities and $24 million of net financing activities in the first half of 2004.

Net cash expended in investing activities increased $14 million versus the 2003 period due to about $11 million of net investment made primarily into sponsored mutual funds and increased capital expenditures of $8 million. Net cash used in financing activities decreased $59 million versus the 2003 period, as we did not repurchase any common shares in 2004 versus $20 million of repurchases in 2003. Additionally, we repaid $38 million of debt in the first half of last year and had retired all of our debt by November 2003. Increases in dividends paid and for redemption of savings bank deposits were offset by increased flows from stock option exercises.

NEWLY ADOPTED ACCOUNTING PRONOUNCEMENT.

On March 31, 2004, the Financial Accounting Standards Board ratified the consensus of its Emerging Issues Task Force regarding the recognition and measurement of other-than-temporary impairments of certain investments effective on June 30, 2004. Our adoption of the provisions of this EITF Issue No. 03-01 did not impact our financial condition or results of operations.

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

Our future revenues and results will fluctuate primarily due to changes in the total value and composition of assets under our management. Such changes result from many factors including, among other things: cash inflows and outflows in the T. Rowe Price mutual funds and other managed investment portfolios; fluctuations in the financial markets around the world that result in appreciation or depreciation of the assets under our management; our introduction of new mutual funds and investment portfolios; and changes in retirement savings trends favoring participant-directed investments and defined contribution plans. The ability to attract and retain investors’ assets under our management is dependent on investor sentiment and confidence; the relative investment performance of the Price mutual funds and other managed investment portfolios as compared to competing offerings and market indices; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; and our level of success in implementing our strategy to expand our business. Our revenues are substantially dependent on fees earned under contracts with the Price funds and could be adversely affected if the independent directors of one or more of the Price funds terminated or significantly altered the terms of the investment management or related administrative services agreements.

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

Item 4. Controls and Procedures.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Form 10-Q quarterly report has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2004, and has concluded that there was no change during the quarterly period ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

Item 4. Submission of Matters to a Vote of Security Holders.

Information called for by this item with respect to the votes of our common stockholders at the annual meeting on April 8, 2004 was previously published in our Form 10-Q Quarterly Report for the period ended March 31, 2004 (Accession No. 0000950133-04-001601).

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

Item 6. Exhibits and Reports on Form 8-K.

(a) The following exhibits required by Item 601 of Regulation S-K are furnished herewith.

3(i)	Amended and Restated Charter of T. Rowe Price Group, Inc. as of March 9, 2001. (Incorporated by reference from Form 10-K for 2000; Accession No. 0001113169-01-000003.)

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of December 12, 2002. (Incorporated by reference from Form 10-K for 2002; Accession No. 0000950133-03-000699.)

4	$300,000,000 Three-Year Credit Agreement among T. Rowe Price Group, Inc., the several lenders, and JPMorgan Chase Bank, as administrative agent.

10.1	Representative Investment Management Agreement with most of the T. Rowe Price mutual funds. (Incorporated by reference from Form N-1A; Accession No. 0001267862-04-000002.)

10.2	Transfer Agency and Service Agreement dated as of January 1, 2004 between T. Rowe Price Services, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS; Accession No. 0001038490-04-000012.)

10.3	Agreement dated January 1, 2004 between T. Rowe Price Retirement Plan Services, Inc. and certain of the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS; Accession No. 0001038490-04-000012.)

10.4	1998 Director Stock Option Plan, as Amended and Restated effective April 7, 2004. (Incorporated by reference from Form 10-Q for the quarterly period ended March 31, 2004; Accession No. 0000950133-04-001601.)

10.5	2004 Stock Incentive Plan dated April 8, 2004. (Incorporated by reference from Form DEF 14A; Accession No. 0001113169-04-000023.)

10.6	First Amendment to 2001 Stock Incentive Plan dated April 8, 2004. (Incorporated by reference from Form DEF 14A; Accession No. 0001113169-04-000023.)

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

(b) Reports on Form 8-K were made on:

April 8, 2004 of a press release dated the same day reporting estimates of certain preliminary first quarter 2004 results and prepared remarks from the 2004 annual meeting of our stockholders. (Accession No. 0000950133-04-001323)

April 27, 2004 of a press release dated the same day announcing our financial results for the first quarter of 2004. (Accession No. 0000950133-04-001568)

July 27, 2004 of a press release dated the same day announcing our financial results for the second quarter and first half of 2004. (Accession No. 0000950133-04-002884)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 28, 2004.

T. Rowe Price Group, Inc.

/s/ Kenneth V. Moreland, Vice President and Chief Financial Officer