Form 10-Q
period 2004-09-30
PRICE T ROWE GROUP INC
filed 2004-10-26
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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
[X] Yes [ ] No

Indicate the number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date. 128,147,121 shares at October 21, 2004.

Exhibit index is at Item 6 on page 14.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	12/31/2003	09/30/2004
ASSETS
Cash and cash equivalents	$236,533	$490,061
Accounts receivable	121,295	140,361
Investments in sponsored mutual funds	162,283	178,947
Debt securities held by savings bank subsidiary	110,962	110,984
Property and equipment	201,094	205,682
Goodwill	665,692	665,692
Other assets	48,718	51,615

	$1,546,577	$1,843,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$60,589	$46,644
Accrued compensation and related costs	36,893	109,099
Dividends payable	23,739	24,271
Customer deposits at savings bank subsidiary	96,276	96,858

	217,497	276,872

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, undesignated, $.20 par value — authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value — authorized 500,000,000 shares; issued 124,932,884 shares in 2003 and 127,830,178 shares in 2004	24,987	25,566
Additional capital in excess of par value	131,425	197,735
Retained earnings	1,143,913	1,311,616
Accumulated other comprehensive income	28,755	31,553

Total stockholders’ equity	1,329,080	1,566,470

	$1,546,577	$1,843,342

See the accompanying notes to the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per-share amounts)

	Three months ended		Nine months ended
	09/30/2003	09/30/2004	09/30/2003	09/30/2004
Revenues
Investment advisory fees	$205,176	$254,689	$553,461	$748,700
Administrative fees and other income	52,947	61,403	160,525	182,414
Investment income of savings bank subsidiary	977	944	2,908	2,870

Total revenues	259,100	317,036	716,894	933,984
Interest expense on savings bank deposits	832	808	2,446	2,433

Net revenues	258,268	316,228	714,448	931,551

Operating expenses
Compensation and related costs	97,441	117,955	283,931	340,819
Advertising and promotion	9,885	12,952	38,622	50,128
Depreciation and amortization of property and equipment	11,287	10,083	34,843	30,054
Occupancy and facility costs	15,285	16,968	46,791	49,151
Other operating expenses	18,840	27,356	55,471	79,610

	152,738	185,314	459,658	549,762

Net operating income	105,530	130,914	254,790	381,789

Other investment income	588	1,519	791	3,611
Other interest and credit facility expenses	332	93	1,312	893

Net non-operating income (expense)	256	1,426	(521)	2,718

Income before income taxes	105,786	132,340	254,269	384,507
Provision for income taxes	39,495	49,815	95,429	144,379

Net income	$66,291	$82,525	$158,840	$240,128

Earnings per share
Basic	$0.53	$0.65	$1.29	$1.89

Diluted	$0.51	$0.62	$1.25	$1.80

Dividends declared per share	$0.17	$0.19	$0.51	$0.57

Weighted average shares
Outstanding	124,013	127,429	122,993	126,836

Assuming dilution	130,072	133,305	127,495	133,531

See the accompanying notes to the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended
	09/30/2003	09/30/2004
Cash flows from operating activities
Net income	$158,840	$240,128
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	34,843	30,054
Other changes in assets and liabilities	42,340	73,416

Net cash provided by operating activities	236,023	343,598

Cash flows from investing activities
Investments in debt securities by savings bank subsidiary	(66,796)	(33,167)
Proceeds from debt securities held by savings bank subsidiary	53,054	32,037
Additions to property and equipment	(21,631)	(34,878)
Other investment activity	6,155	(9,624)

Net cash used in investing activities	(29,218)	(45,632)

Cash flows from financing activities
Repurchases of common stock	(19,962)	(18,334)
Stock options exercised	20,532	45,207
Debt principal repaid	(43,531)	—
Dividends paid to stockholders	(62,521)	(71,893)
Change in savings bank subsidiary deposits	13,765	582

Net cash used in financing activities	(91,717)	(44,438)

Cash and cash equivalents
Net increase during period	115,088	253,528
At beginning of year	111,418	236,533

At end of period	$226,506	$490,061

See the accompanying notes to the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

		Additional		Accumulated
		capital in		other	Total
		excess of par	Retained	comprehensive	stockholders’
	Common stock	value	earnings	income	equity
Balance at December 31, 2003, 124,932,884 common shares	$24,987	$131,425	$1,143,913	$28,755	$1,329,080
Comprehensive income
Net income			240,128
Change in unrealized security holding gains, net of taxes, including $1,172 in the third quarter				2,798
Total comprehensive income					242,926
3,297,294 common shares issued under stock-based compensation plans	659	84,564			85,223
400,000 common shares repurchased	(80)	(18,254)			(18,334)
Dividends declared			(72,425)		(72,425)

Balance at September 30, 2004, 127,830,178 common shares	$25,566	$197,735	$1,311,616	$31,553	$1,566,470

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

	Three months ended		Nine months ended
	9/30/2003	9/30/2004	9/30/2003	9/30/2004
Net income, as reported	$66,291	$82,525	$158,840	$240,128
Additional stock-option based compensation expense using the fair value based method	(9,104)	(9,628)	(28,551)	(33,493)
Related income tax benefits	2,851	2,918	8,641	10,317

Pro forma net income	$60,038	$75,815	$138,930	$216,952

Earnings per share
Basic — as reported	$0.53	$0.65	$1.29	$1.89

Basic — pro forma	$0.48	$0.59	$1.13	$1.71

Diluted — as reported	$0.51	$0.62	$1.25	$1.80

Diluted — pro forma	$0.46	$0.57	$1.09	$1.63

NOTE 2 — INFORMATION ABOUT REVENUES AND SERVICES.

Revenues (in thousands) from advisory services provided under agreements with sponsored mutual funds in the U.S. and other investment clients for the interim periods ended September 30 include:

	Three months ended		Nine months ended
	09/30/2003	09/30/2004	09/30/2003	09/30/2004
Sponsored mutual funds in the U.S.
Stock	$115,871	$148,295	$306,255	$436,990
Bond and money market	31,430	33,609	91,763	99,330

	147,301	181,904	398,018	536,320
Other portfolios	57,875	72,785	155,443	212,380

	$205,176	$254,689	$553,461	$748,700

The following table summarizes the various investment portfolios and assets under management (in billions) on which advisory fees are earned.

	Average during		Average during
	the third quarter		the nine months
	2003	2004	2003	2004
Sponsored mutual funds in the U.S.
Stock	$75.1	$96.1	$67.3	$95.0
Bond and money market	28.4	30.0	28.0	29.7

	103.5	126.1	95.3	124.7
Other portfolios	63.0	78.4	57.9	76.6

	$166.5	$204.5	$153.2	$201.3

	12/31/2003	09/30/2004
Sponsored mutual funds in the U.S.
Stock	$88.4	$99.8
Bond and money market	29.1	30.5

	117.5	130.3
Other portfolios	72.5	81.7

	$190.0	$212.0

Fees for advisory-related administrative services provided to our sponsored mutual funds were $120,547,000 and $137,546,000 for the first nine months of 2003 and 2004, respectively. Accounts receivable from the mutual funds aggregate $70,127,000 at December 31, 2003 and $75,973,000 at September 30, 2004. All services to the sponsored U.S. mutual funds are provided under contracts that are subject to periodic review and approval by each of the funds’ boards. The funds’ shareholders must also approve material changes to investment advisory contracts.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
T. Rowe Price Group, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of September 30, 2004, the related condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2004 and 2003, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003, and the related condensed consolidated statement of stockholders’ equity for the nine-month period ended September 30, 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
October 26, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to U.S. individual and institutional investors in our sponsored mutual funds and other managed investment portfolios. Investors outside the United States account for more than 5% of our assets under management at September 30, 2004.

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

Total assets under our management were $212.0 billion at September 30, 2004, including $154.5 billion in equity holdings and $57.5 billion in fixed income securities. Net cash inflows to our investment portfolios were $5.8 billion during the third quarter of 2004 and totaled $16.4 billion for the first nine months of the year. Market depreciation, net of income, reduced assets under management $.6 billion during the third quarter. Net market appreciation totals $5.7 billion for the year-to-date period.

Financial market results were mixed in the first quarter of 2004 and stock indexes at March 31 were near the levels at the beginning of the year. U.S. stocks produced slightly positive returns during the second quarter; however, the third quarter saw losses across the markets resulting in negative returns for the year-to-date period. Rising valuations in mid-August and early September faded before the end of the quarter. Investor concerns about economic strength, rising interest rates, global political risks, national elections, and record high oil prices all weighed heavily on the markets. The broad S&P 500 index fell over 2% during the third quarter of 2004 and the Dow Industrials finished the third quarter down over 3%. The NASDAQ index, which is heavily weighted with technology companies, finished even lower, down more than 7% for the third quarter. On June 30, the Federal Reserve began three successive one-quarter point increases in the federal funds target rate, the first rate increases in four years. Despite these increases, yield on U.S. Treasuries fell during the quarter and corresponding bond valuations rose.

RESULTS OF OPERATIONS.

Three months ended September 30, 2004 versus 2003. Total revenues increased $57.9 million to $317.0 million and net revenues increased by a similar amount to $316.2 million. Net operating income increased $25.4 million to $130.9 million from $105.5 million. Net income increased $16.2 million to $82.5 million, up more than 24% from the $66.3 million reported for third quarter of 2003. Diluted earnings per share increased 21% from $.51 to $.62, a new quarterly record surpassing that set in the second quarter of this year.

Investment advisory revenues were up 24% or $49.5 million in the third quarter of 2004 versus the 2003 quarter. Increased assets under management drove the change as average mutual fund assets were $126.1 billion, more than $22.6 billion higher than the $103.5 billion average of the third quarter 2003. Average assets in other managed portfolios were $78.4 billion in the third quarter of 2004, up $15.4 billion versus the average of $63.0 billion in the 2003 quarter. Total assets under management increased $5.2 billion during the third quarter of 2004.

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States increased $34.6 million. Mutual fund assets ended September 2004 at $130.3 billion, up more than $2.0 billion from the beginning of the quarter. Net cash flows during the 2004 quarter were supported broadly by the individual direct, defined contribution retirement plans and financial intermediary channels, and were concentrated in the U.S. domestic stock mutual funds. The Growth Stock, Equity Income, Mid-Cap Value and Capital Appreciation funds accounted for $2.1 billion, or more than 75% of the nearly $2.8 billion of net inflows to the funds.

Investment advisory revenues earned on the other investment portfolios that we manage increased $14.9 million to $72.8 million in the 2004 quarter. Quarter-end assets in these portfolios were $81.7 billion, up $3.2 billion since the beginning of the quarter. Investment activity through financial intermediaries in the United States and from institutional investors, including assignments from Australia and Europe, added net cash inflows of about $3.1 billion to these investment portfolios.

Administrative fees and other income increased $8.5 million from the third quarter of 2003 to $61.4 million. These revenues arise primarily from our mutual fund transfer agent and defined contribution plan recordkeeping services, and from 12b-1 distribution fees. Increases in these revenues are generally offset by similar increases in the operating expenses that we incur to provide these services and distribute the Advisor and R classes of mutual fund shares through third parties.

Operating expenses in the third quarter of 2004 were $32.6 million more than in the comparable period last year. Our largest expense, compensation and related costs, increased 21% or $20.5 million from the third quarter of 2003. The number of our associates, their compensation rates including accrued bonuses, and the costs of their employee benefits have all increased. Our annual bonus program accrual for 2004 is higher than during 2003 based on our better operating results and relative investment performance that our investment managers have achieved this year versus last. Base salaries for our associates were increased modestly at the beginning of 2004, and we have added approximately 350 associates over the last twelve months, primarily to handle volume-related activities. At September 30, 2004, we employed more than 4,000 associates.

Third quarter advertising and promotion expenditures were up $3.1 million compared to the 2003 quarter when weaker financial markets made investors more cautious and less active. We expect that our advertising and promotion expenditures in the fourth quarter of 2004 will be up about 15% versus the comparable 2003 fourth quarter or, on a sequential basis, increase more than $10 million from our third quarter 2004 spending. We vary our promotional spending based on market conditions and investor demand as well as our efforts to expand our investor base in the United States and abroad.

Other operating expenses in the third quarter of 2004 increased $8.5 million, including $1.8 million of additional expense for third party distributors based on higher assets under management in our Advisor and R classes of mutual fund shares. These costs are funded from an equal increase in our administrative revenues recognized from the 12b-1 fees discussed above. Our other operating expenses this year have risen to meet increased business demands. They include, among other things, travel costs, information services, professional fees for legal, audit, and consulting services and regulatory compliance, and charitable contributions.

In the past, we have made modest use of fully permissible payments by brokers to obtain third-party investment research and related services. After careful evaluation, we have decided to phase out these “soft dollar” arrangements over the balance of this year and to pay for all third party investment research and related services directly. The impact to our earnings per share is less than $.01 per quarter.

Our combined expense for depreciation and amortization and our other occupancy and facility costs were up about $.5 million versus the prior year’s quarter. The effect of lower capital expenditures in recent years and increased costs of our rented office facilities, for the most part, offset each other.

Our net non-operating results, which include the recognition of investment gains and losses as well as interest income and credit facility expenses, increased nearly $1.2 million from the 2003 quarter to $1.4 million. The third quarter of 2003 included a loss of $.9 million from exchange rate fluctuations on the yen-denominated debt that we retired in the fourth quarter last year. Returns on higher cash balances in 2004 were the primary reason for the balance of the change from the 2003 period.

Our provision for income taxes increased $10.3 million primarily as a result of our improved results. Our effective tax rate has remained relatively stable.

Nine months ended September 30, 2004 versus 2003. Total revenues increased $217 million to $934 million and net revenues increased by a similar amount to almost $932 million. Net operating income increased $127 million to $382 million from $255 million. Net income increased $81 million to $240 million, 51% higher than the $159 million reported for the first nine months of 2003. Diluted earnings per share increased 44% from $1.25 to $1.80.

Investment advisory revenues were up 35% or $195 million versus the 2003 period. Increased assets under management again drove the change as average mutual fund assets were $124.7 billion, $29.4 billion higher than the $95.3 billion average in the first nine months of 2003. Average assets in other managed portfolios were $76.6 billion in the 2004 period, up $18.7 billion versus the average of $57.9 billion for the comparable 2003 period.

The $22 billion increase in assets under management from $190 billion at the end of 2003 to $212 billion at quarter end included $16.4 billion of net investor inflows, with $9.3 billion into the mutual funds and $7.1 billion into the other managed investment portfolios. Net market appreciation and income added more than $5.6 billion to assets under management during the same period.

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States increased $138 million. Mutual fund assets at September 30, 2004 of $130.3 billion were up more than $12.8 billion from the beginning of the year. Net cash flows thus far in 2004 were primarily into the domestic stock funds with the Growth Stock, Equity Income, Mid-Cap Value, and Capital Appreciation funds accounting for 63% of the net inflows to the funds.

Investment advisory revenues earned on the other investment portfolios that we manage increased nearly $57 million to $212.4 million for the 2004 period. Assets in these portfolios of $81.7 billion at September 30, 2004 were up $9.2 billion since the beginning of the year, including net appreciation of $2.1 billion.

Administrative revenues and other income increased nearly $22 million from the first nine months of 2003 to $182 million. These revenues arise primarily from our mutual fund transfer agent and defined contribution plan recordkeeping services, and from 12b-1 distribution fees.

Operating expenses in the 2004 period were $90 million more than in the comparable period last year. Compensation and related costs increased 20% or $57 million from the 2003 period. Staff size, compensation rates including accrued bonuses, and the costs of employee benefits have all increased. Advertising and promotion expenditures were up $11.5 million compared to the 2003 period when weaker financial markets made investors more cautious and less active. Depreciation and amortization expense was down almost $5 million due primarily to the effect of lower capital expenditures in recent years. Other operating expenses in the first nine months of 2004 increased $24 million, including $5.5 million of additional expense for third party distributors based on higher assets under management in our Advisor and R classes of mutual fund shares.

Our net non-operating income improved from a loss of $.5 million in the 2003 period to a gain of $2.7 million thus far this year. During the 2003 period, we recognized other than temporary impairments among our mutual fund investment holdings and an exchange rate loss on our yen-denominated debt that have not recurred in 2004. We have otherwise had better investment results this year including returns on higher cash balances.

Our provision for income taxes increased $49 million primarily as a result of our improved operating results.

CAPITAL RESOURCES AND LIQUIDITY.

During the first nine months of 2004, stockholders’ equity increased more than $237 million to nearly $1.6 billion.

On June 22, 2004, we replaced our existing credit facility with a new $300 million committed credit facility expiring in June 2007. The cost of this facility if it remains unused is approximately $100,000 per quarter.

Our mutual fund investment holdings of $179 million at September 30, 2004 include an aggregate gain of $48.7 million, before income taxes, that is included in stockholders’ equity as part of accumulated other comprehensive income and has not been recognized in our statements of income.

Net unrealized holding losses in the portfolio of marketable debt securities held by our savings bank subsidiary were $.3 million at September 30, 2004, including aggregate unrealized losses of $.8 million and aggregate unrealized gains of $.5 million.

Operating activities provided cash flows of nearly $344 million in the first nine months of 2004, up more than $107 million from the comparable 2003 period. Cash from our operating activities was used to fund $46 million of net investing activities and $44 million of net financing activities in the 2004 period.

Net cash expended in investing activities increased $16 million versus the 2003 period due to about a $13 million increase in capital expenditures and greater net investments of $3 million. Net cash used in financing activities decreased $47 million versus the 2003 period, as we repaid nearly $44 million of debt in the first nine months of last year and had retired all of our debt by November 2003.

NEWLY ADOPTED ACCOUNTING PRONOUNCEMENT.

On March 31, 2004, the Financial Accounting Standards Board ratified the consensus of its Emerging Issues Task Force regarding the recognition and measurement of other-than-temporary impairments of certain investments. Our adoption of the provisions of this EITF Issue No. 03-01 did not impact our financial condition or results of operations.

FORWARD-LOOKING INFORMATION.

From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this Quarterly Report, may contain certain forward-looking information, including information or anticipated information relating to changes in our revenues and net income, changes in the amount and composition of our assets under management, our expense levels, and our expectations regarding financial markets and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors, including but not limited to those discussed below. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

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

Item 4. Controls and Procedures.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Form 10-Q quarterly report has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2004, and has concluded that there was no change during the quarterly period ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On September 16, 2003, a purported class action (T.K. Parthasarathy, et al., including Woodbury, v. T. Rowe Price International Funds, Inc., et al.) was filed in the Circuit Court, Third Judicial Circuit, Madison County, Illinois, against T. Rowe Price International and the T. Rowe Price International Funds with respect to the T. Rowe Price International Stock Fund. Two unrelated fund groups were also named as defendants. On November 19, 2003, a purported class action (John Bilski v. T. Rowe Price International Funds, Inc., et al.) was filed in the United States District Court, Southern District of Illinois, against T. Rowe Price International and the T. Rowe Price International Funds with respect to the T. Rowe Price New Asia Fund. Two unrelated fund groups were also named as defendants. The latter action was transferred by the Judicial Panel on Multi-District Litigation to the United States District Court for the District of Maryland, where it was voluntarily dismissed by the Plaintiff on October 13, 2004.

The basic allegations in the Parthasarathy case are that the T. Rowe Price defendants did not make appropriate value adjustments to the foreign securities of the T. Rowe Price International Stock Fund prior to calculating the Fund’s daily share prices, thereby benefiting market timing traders at the expense of the long-term mutual fund shareholders.

From time to time, various claims against us arise in the ordinary course of business, including employment-related claims.

In the opinion of management, after consultation with counsel, it is unlikely that there will be any adverse determination in one or more pending claims that would have a material adverse effect on our financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	We did not repurchase any of our common shares during the first half of 2004 and, at July 1, 2004, our authorized repurchase program totaled 5,846,010 shares, including 846,010 shares under a board of directors’ 1999 resolution and 5,000,000 shares under a 2003 board resolution. The following table summarizes activity under our repurchase program during the quarter ended September 30, 2004.

			Total
			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Plans	Plans
July 2004	—	—	—	5,846,010
August 2004	400,000	$45.83	400,000	5,446,010
September 2004	—	—	—	5,446,010

Total	400,000	$45.83	400,000

Item 5. Other Information.

(a)	On October 26, 2004, we issued a press release reporting our results of operations for the third quarter and first nine months of 2004. A copy of this press release is furnished herewith as Exhibit 99.

Item 6. Exhibits.

The following exhibits required by Item 601 of Regulation S-K are furnished herewith.

3 (i)	Amended and Restated Charter of T. Rowe Price Group, Inc. as of March 9, 2001. (Incorporated by reference from Form 10-K for 2000; Accession No. 0001113169-01-000003.)

3 (ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of December 12, 2002. (Incorporated by reference from Form 10-K for 2002; Accession No. 0000950133-03-000699.)

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99	Press Release issued October 26, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 26, 2004.

T. Rowe Price Group, Inc.

/s/ Kenneth V. Moreland, Vice President and Chief Financial Officer