Form 10-K
period 2004-12-31
PRICE T ROWE GROUP INC
filed 2005-03-01
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2004

Commission file number 000-32191

T. ROWE PRICE GROUP, INC.

(Exact name of registrant as specified in its charter)

State of incorporation MARYLAND

I.R.S. Employer Identification No. 52-2264646

Address, including Zip Code, of principal executive offices 100 EAST PRATT STREET, BALTIMORE, MARYLAND 21202

Registrant’s telephone number, including area code (410) 345-2000

Securities registered pursuant to Section 12(b) of the Act NONE

Securities registered pursuant to Section 12(g) of the Act COMMON STOCK, $.20 PAR VALUE PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.                ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                                                ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).                            ☑ Yes ☐ No

The aggregate market value of the common equity (all voting) held by non-affiliates (excludes executive officers and directors) computed by reference to the price at which the common equity was last sold as of June 30, 2004 was $5.9 billion.

The number of shares outstanding of the registrant’s common stock as of the latest practicable date, February 25, 2005, is 130,282,871.

DOCUMENTS INCORPORATED BY REFERENCE: In Part III, the Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

Exhibit index at Item 15(a)3 begins on page 43.

PART I

Item 1. Business.

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

We operate our investment advisory business through our subsidiary companies, primarily T. Rowe Price Associates, T. Rowe Price International, T. Rowe Price Stable Asset Management, and T. Rowe Price Global Investment Services. The late Thomas Rowe Price, Jr., began our advisory business in 1937, and the common stock of T. Rowe Price Associates was first offered to the public in 1986. The T. Rowe Price Group corporate holding company structure was established in late 2000.

Total assets under our management increased $45.2 billion over the course of 2004 and ended the year at an all-time record of $235.2 billion, including $152.2 billion held in retirement accounts and variable annuity investment portfolios. Assets under our management at the end of 2004 included $176.0 billion of equity securities and $59.2 billion of debt securities. The five largest Price funds at December 31, 2004 — Equity Income, Mid-Cap Growth, Growth Stock, Blue Chip Growth and Small-Cap Stock — account for nearly 24% of assets under management at that time and 28% of 2004 investment advisory revenues.

Our assets under management are accumulated from a diversified client base that is accessed across four primary distribution methods. Our assets under management are sourced approximately 20-30% from each of the following: third-party financial intermediaries that distribute our managed investment portfolios in the U.S. and foreign countries, individual U.S. investors on a direct basis, U.S. defined contribution retirement plans, and institutional investors in the U.S. and foreign countries. Our largest client account relationship, excluding the T. Rowe Price funds, is with a third-party financial intermediary that accounted for less than 5% of our investment advisory revenues in 2004.

In 2001, our U.K. investment advisory subsidiary, T. Rowe Price Global Investment Services, expanded our investment advisory business to Europe where we now offer separate account management to institutional investors, subadvisory services, and a series of Luxembourg-domiciled mutual funds with share classes for institutional investors and for individuals reached through third party intermediaries. In 2004, we expanded our investment advisory services to Australia with a significant new client investment mandate. These initiatives complement those that we began in 1999 in Japan, through which we subadvise investment assets for Daiwa SB Investments. We hold a 10% interest in Daiwa SB. Our international clients account for 5.5% of our total assets under management at December 31, 2004.

We manage a broad range of U.S. domestic and international stock, bond, and money market mutual funds and other investment portfolios that are designed to meet the varied and changing needs and objectives of individual and institutional investors. For example, mutual fund shareholders can exchange balances among mutual funds as permitted when economic and market conditions and their investment needs change.

From time to time, we introduce new funds and other investment portfolios to complement and expand our investment offerings, respond to competitive developments in the financial marketplace, and meet the changing needs of our investment advisory clients. We will open a new mutual fund if we believe that its objective will be useful for investors over a long period. Conversely, we may also limit new investments into a mutual fund in order to maintain the integrity of the fund’s investment strategy and to protect the interests of its existing shareholders. At present, the following funds are closed to new investors.

Fund	Date Closed
Small-Cap Value	May 24, 2002
Mid-Cap Growth	December 8, 2003
Institutional Mid-Cap Equity Growth	December 8, 2003
High Yield	February 20, 2004
Institutional High Yield	February 20, 2004
Small-Cap Stock	February 20, 2004
Institutional Small-Cap Stock	February 20, 2004
Mid-Cap Value	February 25, 2005

These funds continue to accept additional investments from existing shareholders and direct rollovers from retirement plans into new IRA accounts that we offer.

Investment objectives for our managed investment portfolios, including the Price funds, accommodate a variety of strategies. Investors select from among the mutual funds based on the distinct objective that is described in each fund’s prospectus. Investment management of other client portfolios includes approaches similar to those employed in the Price funds. Equity investment strategies may emphasize large-cap, mid-cap or small-cap investing; growth, value or core investing; and U.S., global, or international investing. We also offer systematic, tax-efficient, and blended equity investment strategies as well as active, systematic and municipal tax-free management strategies for fixed income investments. Our specialized advisory services include management of stable value investment contracts and a managed disposition service for equity securities distributed from third-party venture capital investment pools.

We employ fundamental and quantitative security analyses in the performance of the investment advisory function. We maintain substantial internal equity and fixed income investment research capabilities. We perform original industry and company research using such sources as inspection of corporate activities, management interviews, company-published financial and other information, financial newspapers and magazines, corporate rating services, and field checks with suppliers and competitors in the same industry and particular business sector. Our research staff operates primarily from offices located in the United States and Great Britain with additional staff resident in Argentina, Hong Kong, Japan, and Singapore. We also use research provided by brokerage firms in a supportive capacity and information received from private economists, political observers, commentators, government experts, and market and security analysts. Our stock selection process for some investment portfolios is based on quantitative analyses using computerized data modeling.

In the past, we have made modest use of fully permissible payments by brokers to obtain third-party investment research and related services. After careful evaluation during 2004, we decided to phase out these arrangements and to pay for all third party investment research and related services directly. The impact of this decision to our earnings per share is less than $.01 per quarter.

We also provide certain administrative services as ancillary services to our investment advisory clients. These administrative services are provided by several of our subsidiary companies and include mutual fund transfer agent, accounting, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans investing in our sponsored mutual funds; discount brokerage; and trust services. About 90% of our administrative revenues in 2004 were based on the recovery of expenses incurred to provide the related services. Administrative revenues, therefore, do not significantly affect our net income.

Information concerning our revenues, results of operations, total assets, and investment assets under our management during the past three years is contained in our consolidated financial statements and in note 6 thereto, which are both included in Item 8 of this Form 10-K.

2004 DEVELOPMENTS. Financial market results during 2004 were strong, though largely the result of a strong boost to the equity markets in the fourth quarter. Stock indexes closed the first quarter near the levels of the beginning of the year. The second quarter saw U.S. stocks produce slightly positive returns while third quarter losses across the markets resulted in negative returns at the end of nine months. Investor concerns about the strength of the economy, rising interest rates, global political risks, national elections, and record high oil prices all weighed heavily on the markets. After the November elections in the U.S., the financial markets began rising to end 2004 on a positive note. For the first time since 1999, the stock markets in the U.S. rose for two consecutive years. The broad S&P 500 index rose just under 9% during 2004 and the Dow Industrials finished the year up over 3%. The NASDAQ index, which is heavily weighted with technology companies, finished up nearly 8.6%. The Federal Reserve began the first of five increases in the federal funds target rate on June 30, 2004 — the first rate increases in four years. Despite these rate increases, yields on 10-year U.S. Treasuries were basically flat for the year.

In this financial environment, total assets under our management ended 2004 at a record $235.2 billion, up more than $45 billion during the year. Improving financial market valuations and income added $24.5 billion to our assets under management during 2004. Further, and of significant importance to our growth in assets under management during 2004, net cash inflows were very strong and at record levels. In total, investors entrusted $20.7 billion more to our management during 2004, including nearly $12.7 billion into the U.S. mutual funds and $8.0 billion from across the world into the other portfolios that we manage. The previous record net inflows to our U.S. mutual funds were $8.6 billion in 1996. Net cash flows were distributed throughout the year as follows: first quarter, $6.4 billion; second quarter, $4.2 billion; third quarter, $5.8 billion; and fourth quarter, $4.3 billion. We believe that our strong relative investment performance, service capabilities, and brand awareness have contributed significantly to our obtaining these new assets for investment management.

In particular, the investment advisory results for the T. Rowe Price funds have been strong. More than 81% of the funds across their share classes surpassed their Lipper peer group averages on a total return basis for the one- and three-year periods ended December 31, 2004, and 75% did so for the five- and ten-year periods. In addition, 64% of our rated retail mutual funds in the U.S. ended the year with an overall rating of four or five stars from Morningstar, nearly twice as many as the 32.5% for the overall industry.

As a result of the disclosures of trading abuses at several investment management firms beginning in September 2003, the investment management industry and mutual funds in particular have come under greater regulatory scrutiny. Some regulations designed to strengthen controls and restore investor confidence in the industry were enacted in 2004 and more are expected in the coming months.

PRICE FUNDS. We provide investment advisory, distribution and other administrative services to the Price funds under various agreements. Investment advisory services are provided to each fund under individual investment management agreements that grant the fund the right to use the T. Rowe Price name. The boards of the respective funds, including a majority of directors who are not interested persons of the funds or of T. Rowe Price Group (as defined in the Investment Company Act of 1940, as amended), must approve the investment management agreements annually. Fund shareholders must approve amendments to these investment management agreements. Each agreement automatically terminates in the event of its assignment (as defined in the Investment Company Act) and, generally, either party may terminate the agreement without penalty after a 60-day notice. The termination of one or more of these agreements could have a material adverse effect on our results of operations.

Advisory Services. Investment advisory revenues are based upon the daily net assets managed in each fund. Additional fees are earned for advisory-related administrative services as discussed below. Independent directors and trustees of the Price funds regularly review our fee structures.

The advisory fee paid by each of the Price funds generally is computed each day by multiplying a fund’s net assets by a specific fee. For the majority of the Price funds, the fee is equal to the sum of a group charge that is set based on the combined net assets of those funds and an individual fund charge that is set based on the fund’s specific investment objective. The 2004 fee rates determined in this manner varied from a low of 32 basis points for the U.S. Treasury Money Fund to a high of 106 basis points for the Emerging Markets Stock, International Discovery, and Latin America funds. To the extent that the combined net assets of the funds increase, the group charge component of the fee and each overall fund fee decreases. Details of each fund’s fee arrangement are available in its prospectus.

Each of the Price funds has a distinct investment objective that has been developed as part of our strategy to provide a broad, comprehensive selection of investing opportunities. The Investor class of all Price funds can be purchased in the United States on a no-load basis, without a sales commission or 12b-1 fee. No-load mutual fund shares offer investors a low-cost and relatively easy method of directly investing in a variety of stock and bond portfolios.

Certain of the T. Rowe Price mutual funds also offer an Advisor and/or R class of shares that are distributed to mutual fund shareholders through third-party financial intermediaries. These share classes incur 12b-1 fees of 25 and 50 basis points, respectively, for distribution, administration, and personal services. Our subsidiary, T. Rowe Price Investment Services, is the principal distributor of the T. Rowe Price mutual fund shares. We recognize 12b-1 fee revenue on these classes of fund shares pursuant to the funds’ 12b-1 plans. Payment of the fee is made to each intermediary pursuant to the 12b-1 plans and each intermediary’s agreement with T. Rowe Price Investment Services.

In accounting for the 12b-1 fees, the applicable mutual fund share classes incur the related expense and we recognize the corresponding administrative revenue in our consolidated statement of income. We also recognize the corresponding expense for the payments to each third-party financial intermediary in our consolidated statement of income as part of other operating expenses. The revenue that we recognize from the funds and the expense that we recognize for the fees paid to third party intermediaries are equal in amount and, therefore, do not impact our net operating income.

We do not receive any 12b-1 fees on the primary Investor class of T. Rowe Price mutual fund shares.

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

We usually provide that a newly organized fund’s expenses will not exceed a specified percentage of its net assets during an initial operating period. We absorb all advisory fees and other mutual fund expenses in excess of these self-imposed limits.

Except as noted above for 12b-1 fees, we bear all advertising and promotion expenses associated with our distribution of the Price funds. These costs are recognized currently, and include advertising and direct mail communications to potential fund shareholders as well as substantial staff and communications capabilities to respond to investor inquiries. Marketing and promotional efforts are focused in the print media, television, and the Internet. In addition, we direct considerable marketing efforts to defined contribution plans that invest in mutual funds. Advertising and promotion expenditures vary over time based on investor interest, market conditions, new investment offerings, and the development and expansion of new marketing initiatives, including those arising from international expansion and enhancements to our web site.

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

Another subsidiary, T. Rowe Price Savings Bank, issues federally insured certificates of deposit.

Fund Assets. At December 31, 2004, assets under our management in the Price funds aggregated $145.5 billion, an increase of $28 billion from the beginning of the year. The following table presents the net assets (in millions) of our largest funds (net assets in excess of $250 million) at December 31, 2003 and 2004 and the year each fund was started. The Spectrum and Retirement series of funds are not listed in the table because their assets are included in the underlying funds.

	2003	2004
Stock funds:
Growth Stock (1950)	$5,755	$8,788
New Horizons (1960)	4,955	5,741
New Era (1969)	1,332	2,148
International Stock (1980)	5,220	5,243
Growth & Income (1982)	1,964	1,881
Equity Income (1985)	13,756	18,376
New America Growth (1985)	915	935
Capital Appreciation (1986)	2,942	4,962
Science & Technology (1987)	5,036	4,507
International Discovery (1988)	705	1,002
Small-Cap Value (1988)	3,595	5,101
Institutional Foreign Equity (1989)	1,046	678
Equity Index 500 (1990)	3,885	4,789
European Stock (1990)	888	852
New Asia (1990)	886	997
Balanced (1991)	1,902	2,164
Dividend Growth (1992)	695	754
Mid-Cap Growth (1992)	10,221	13,219
Small-Cap Stock (1992)	5,183	6,820
Blue Chip Growth (1993)	7,072	8,263
Latin America (1993)	201	311
Media & Telecommunications (1993)	665	876
Personal Strategy Balanced (1994)	801	952
Personal Strategy Growth (1994)	525	616
Personal Strategy Income (1994)	310	348
Value (1994)	1,555	2,543
Emerging Markets Stock (1995)	440	755
Health Sciences (1995)	1,027	1,329
Financial Services (1996)	372	411
Institutional Mid-Cap Equity Growth (1996)	382	402
Mid-Cap Value (1996)	1,966	5,071
Real Estate (1997)	291	641
International Growth & Income (1998)	156	617
Total Equity Market Index (1998)	294	356
Institutional Small-Cap Stock (2000)	437	478
Other funds (16 in 2003 and 17 in 2004)	984	1,396

	88,359	114,322

	2003	2004
Bond and money market funds:
New Income (1973)	2,293	2,887
Prime Reserve (1976)	5,234	4,883
Tax-Free Income (1976)	1,619	1,736
Tax-Exempt Money (1981)	714	696
U.S. Treasury Money (1982)	1,067	930
Tax-Free Short-Intermediate (1983)	583	571
High Yield (1984)	3,868	4,299
Short-Term Bond (1984)	1,294	1,517
GNMA (1985)	1,319	1,353
Tax-Free High Yield (1985)	1,139	1,220
California Tax-Free Bond (1986)	267	265
International Bond (1986)	1,357	1,731
Maryland Tax-Free Bond (1987)	1,318	1,288
U.S. Treasury Intermediate (1989)	348	291
Virginia Tax-Free Bond (1991)	417	432
Summit Cash Reserves (1993)	2,854	3,151
Summit Municipal Money Market (1993)	382	655
Emerging Markets Bond (1994)	252	278
Institutional High Yield (2002)	715	606
Other funds (16 in 2003 and 17 in 2004)	2,049	2,365

	29,089	31,154

	$117,448	$145,476

We invest in many of the T. Rowe Price funds through our operating subsidiaries and our investments holding company subsidiary, TRP Finance.

OTHER INVESTMENT PORTFOLIOS. We managed $89.7 billion at December 31, 2004 in other client investment portfolios, up $17.2 billion from the beginning of the year. We provide investment advisory services to these clients through our subsidiaries on a separately managed or subadvised account basis and through sponsored investment portfolios generally organized by us such as common trust funds, partnerships, the Luxembourg-based mutual funds, and variable annuity life insurance plans. At December 31, these portfolios included the following investment assets:

	2003	2004
U.S. stocks	$35,531	$50,361
International stocks	11,582	11,252
Stable value assets	10,245	11,042
Other bonds and money market securities	15,156	17,059

	$72,514	$89,714

Our fees for managing these investment portfolios are computed using the value of assets under our management. In 2004, about 60% of these advisory fees were based on daily valuations of the managed investment portfolios. About 33% of the fees were based on end of billing period valuations, while the remainder was based on account values at the beginning of the billing period, which was generally three months.

We charge fees for investment management based on, among other things, the specific investment services to be provided. Our standard form of investment advisory agreement for client accounts provides that the agreement may be terminated at any time and that any unearned fees paid in advance will be refunded.

REGULATION. T. Rowe Price Associates, T. Rowe Price International, T. Rowe Price Stable Asset Management, T. Rowe Price Global Asset Management, and T. Rowe Price Advisory Services are registered with the SEC as investment advisers under the Investment Advisers Act of 1940. T. Rowe Price Global Investment Services, T. Rowe Price Global Asset Management, and T. Rowe Price International are regulated by the Financial Services Authority in Great Britain and, in certain cases, by other foreign regulators. Our transfer agent services subsidiaries are registered under the Securities Exchange Act of 1934, and our trust company is regulated by the State of Maryland, Commissioner of Financial Regulation. T. Rowe Price Savings Bank is regulated by the Office of Thrift Supervision, U.S. Department of the Treasury. T. Rowe Price (Canada) is a dormant investment adviser registered with the Ontario Securities Commission.

T. Rowe Price Investment Services is a registered broker-dealer and member of the National Association of Securities Dealers and the Securities Investor Protection Corporation. We provide discount brokerage services through this subsidiary primarily to complement the other services provided to shareholders of the Price funds. Pershing, a third-party clearing broker, maintains all our discount brokerage’s customer accounts and clears all their transactions.

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

COMPETITION. As a member of the financial services industry, we are subject to substantial competition in all aspects of our business. A significant number of proprietary and other sponsors’ mutual funds are sold to the public by other investment management firms, broker-dealers, mutual fund companies, banks and insurance companies. We compete with brokerage and investment banking firms, insurance companies, banks, and other financial institutions in all aspects of our business and in every country in which we offer our advisory services. Many of these financial institutions have substantially greater resources than we do. We compete with other providers of investment management services primarily based on the availability and objectives of the investment portfolios offered, investment performance, and the scope and quality of our services.

We believe that competition within the investment management industry will increase as a result of consolidation and acquisition activity. In order to maintain and enhance our competitive position, we may review acquisition and venture opportunities and, if appropriate, engage in discussions or negotiations that could lead to acquisitions or new financial relationships.

EMPLOYEES. At December 31, 2004, we employed 4,139 associates, up 9.4% from the end of 2003. We may add additional temporary and part-time personnel to our staff from time to time to meet periodic and special project demands, primarily for technology and mutual fund administrative services.

SEC FILINGS. We make available free of charge through our Internet web site our annual report on Form 10-K, quarterly reports on
Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. To obtain any of this information, you can access our Internet home page at www.troweprice.com; select: Company Info and Press; and then select: Financial Information.

Item 2. Properties.

In 2004, we extended the lease on our primary corporate offices which will include almost 377,000 square feet at 100 East Pratt Street in Baltimore, Maryland. The lease now expires in mid-2017. We plan to make tenant improvements to these offices over the next two to three years and the lessor will be providing funding for some of those improvements. Our London and other international offices as well as our customer service call center in Tampa, Florida are also leased.

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

We maintain investor centers for walk-in traffic and investor meetings in leased facilities located in the Baltimore; Boston (Wellesley, Massachusetts); Chicago (Oak Brook, Illinois); Los Angeles (Woodland Hills, California); New Jersey/New York City (Short Hills, New Jersey); San Francisco (Walnut Creek, California); Tampa; and Washington (Washington, D.C. and McLean, Virginia) areas. We also have investor centers in our owned facilities in Colorado Springs and Owings Mills. These 11 investor centers allow us to be available to a large number of our investors.

Information concerning our anticipated capital expenditures in 2005 and our future minimum rental payments under noncancelable operating leases at December 31, 2004 is set forth in the capital resources and liquidity discussion in Item 7 of this Form 10-K.

Item 3. Legal Proceedings.

On September 16, 2003, a purported class action (T.K. Parthasarathy, et al., including Woodbury, v. T. Rowe Price International Funds, Inc., et al.) was filed in the Circuit Court, Third Judicial Circuit, Madison County, Illinois, against T. Rowe Price International and the T. Rowe Price International Funds with respect to the T. Rowe Price International Stock Fund. The basic allegations in the case are that the T. Rowe Price defendants did not make appropriate value adjustments to the foreign securities of the T. Rowe Price International Stock Fund prior to calculating the Fund’s daily share prices, thereby allegedly enabling market timing traders to trade the Fund’s shares at the expense of the long-term mutual fund shareholders. The plaintiffs seek monetary damages.

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

None during the fourth quarter of 2004.

Item. Executive officers of the registrant.

The following information includes the names, ages, and positions of our executive officers. There are no arrangements or understandings pursuant to which any person serves as an officer. The first seven individuals are members of our management committee.

George A. Roche (63), Chairman and President (since 1997) and Interim Chief Financial Officer (2000-2001 and 2003-2004).
James S. Riepe (61), Vice Chairman (since 1997) and Vice President (since 1981).
Edward C. Bernard (49), Vice President (since 1989).
James A.C. Kennedy (51), Vice President (since 1981).
Mary J. Miller (49), Vice President (since 1991).
Brian C. Rogers (49), Vice President (since 1985).
David J.L. Warren (47), Vice President (since 2000).
Joseph P. Croteau (50), Vice President (since 1987) and Treasurer (since 2000).
Henry H. Hopkins (62), Vice President (since 1976).
Melody L. Jones (45), Vice President (since 2002). Ms. Jones was previously Vice President and Chief Human Resources Officer (1998-2002)
       at Aon Corporation, an international provider of insurance and consulting services.
Kenneth V. Moreland (48), Vice President and Chief Financial Officer (since 2004). Mr. Moreland was previously Senior Vice President,
       Treasurer, And Chief Financial Officer (1996-2004) of RTKL Associates Inc., an international architectural firm.
Wayne D. O’Melia (52), Vice President (since 1991).
Charles E. Vieth (48), Vice President (since 1985).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock ($.20 par value per share) trades on The NASDAQ National Market under the symbol TROW. The high and low trade price information and dividends per share during the past two years were:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2003 – High price	$30.61	$39.39	$44.81	$47.59
Low price	23.72	26.20	37.41	39.34
Cash dividends declared	.17	.17	.17	.19

2004 – High price	56.93	54.91	52.44	63.39
Low price	47.33	46.13	43.83	48.84
Cash dividends declared	.19	.19	.19	.23

On February 25, 2005, there were approximately 4,100 holders of record of our outstanding common stock.

We expect to declare and pay cash dividends at the $.23 per-share quarterly rate for the first three quarters of 2005. The increase made to our quarterly dividend rate in December 2004 was the nineteenth consecutive annual increase since we became a public company in April 1986. There can be no assurance that we will continue to pay dividends at increasing rates or at all.

Our common stockholders have approved all of our equity compensation plans. These plans provide for the issuance of up to 35,992,795 shares of our common stock at December 31, 2004, including 24,130,402 shares that may be issued upon the exercise of outstanding stock options, which have a weighted average exercise price of $36.65, and 11,862,393 shares that remain available for future issuance. The number of shares available for future issuance will increase under the terms of the 2004 Stock Incentive Plan as a result of all future common stock repurchases that we make from proceeds generated by stock option exercises that have occurred since the inception of the 2004 Plan.

During 2004, our only repurchases of common shares were in August when we repurchased 400,000 shares for $18.3 million in open market transactions. As of December 31, 2004, a board of directors’ 1999 resolution still allowed us to repurchase up to 446,010 shares of our common stock. In addition, a 2003 board resolution added 5,000,000 shares to our authorized repurchase program.

Item 6. Selected Financial Data.

	2000	2001	2002	2003	2004
	(in millions, except per-share data)
Net revenues	$1,154	$995	$924	$996	$1,277
Net operating income	$409	$311	$321	$365	$525
Net income	$269	$196	$194	$227	$337

Net cash provided by operating activities	$323	$290	$269	$297	$374

Per-Share information
Basic earnings	$2.22	$1.59	$1.58	$1.84	$2.65
Diluted earnings	$2.08	$1.52	$1.52	$1.77	$2.51
Cash dividends declared	$0.54	$0.61	$0.65	$0.70	$0.80

Weighted average shares outstanding	121.2	123.1	122.9	123.4	127.4
Weighted average shares outstanding-assuming dilution	129.6	129.0	127.7	128.3	134.1

			December 31,
	2000	2001	2002	2003	2004
	(in millions, except as noted)
Balance sheet data
Total assets	$1,469	$1,313	$1,370	$1,547	$1,929
Debt	$312	$104	$56	$—	$—
Stockholders’ equity	$991	$1,078	$1,134	$1,329	$1,697

Assets under management (in billions)	$166.7	$156.3	$140.6	$190.0	$235.2

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to U.S. individual and institutional investors in our sponsored mutual funds and other managed investment portfolios. Investors outside the United States have grown over the last four years and account for more than 5% of our assets under management at December 31, 2004.

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

Financial market results during 2004 were strong, though largely the result of a strong boost to the equity markets in the fourth quarter. Stock indexes closed the first quarter near the levels of the beginning of the year. The second quarter saw U.S. stocks produce slightly positive returns while third quarter losses across the markets resulted in negative returns at the end of nine months. Investor concerns about the strength of the economy, rising interest rates, global political risks, national elections, and record high oil prices all weighed heavily on the markets. After the November elections in the U.S., the financial markets began rising to end 2004 on a positive note. For the first time since 1999, the stock markets in the U.S. rose for two consecutive years. The broad S&P 500 index rose just under 9% during 2004 and the Dow Industrials finished the year up over 3%. The NASDAQ index, which is heavily weighted with technology companies, finished up nearly 8.6%. The Federal Reserve began the first of five increases in the federal funds target rate on June 30, 2004 — the first rate increases in four years. Despite these rate increases, yields on 10-year U.S. Treasuries were basically flat for the year.

In this financial environment, total assets under our management ended 2004 at a record $235.2 billion, up more than $45 billion during the year. Improving financial market valuations and income added $24.5 billion to our assets under management during 2004 while net investor inflows added a record $20.7 billion. Year-end assets under management consist of $176 billion in equity securities and $59 billion in bond and money market holdings. These investment assets include more than $145 billion in the T. Rowe Price mutual funds distributed in the United States and nearly $90 billion in other investment portfolios that include separately-managed accounts, sub-advised funds, and other sponsored investment funds offered to investors outside the United States and through variable annuity life insurance plans.

Of significant importance to our growth in assets under management during 2004, net cash inflows were very strong and at record levels. In total, investors entrusted $20.7 billion more to our management, including nearly $12.7 billion into the U.S. mutual funds and $8.0 billion from across the world into the other portfolios that we manage. The previous record net inflows to our U.S. mutual funds were $8.6 billion in 1996. Our strong relative investment performance and brand awareness have contributed significantly to obtaining these new assets for investment management.

As a result of the disclosures of trading abuses at several investment management firms beginning in September 2003, the investment management industry and mutual funds in particular have come under greater regulatory scrutiny. Some regulations designed to strengthen controls and restore investor confidence in the industry were enacted in 2004 and more are expected in the coming months.

In an improving market environment for 2005, we would expect to increase our expenditures to attract new investment advisory clients and additional investments from our existing clients. These efforts may involve significant costs that precede the recognition of any future revenues that we may realize from increases to our assets under management.

RESULTS OF OPERATIONS.

2004 versus 2003. Both net revenues and total revenues increased more than $281 million to nearly $1.3 billion. Net operating income increased $160 million to $525 million from $365 million. Net income increased about $110 million to $337 million, up more than 48% from $227.5 million in 2003. Diluted earnings per share increased nearly 42% from $1.77 to $2.51.

Investment advisory revenues were up 32% or $251 million in 2004 compared to 2003. Increased assets under management drove the change as average mutual fund assets were more than $128 billion, almost $29 billion higher than the $99.4 billion average in 2003. Average assets in other managed portfolios were almost $79 billion in 2004, up more than $18 billion versus the average of $60.5 billion in 2003. Total average assets under management increased $47.0 billion during 2004 to end the year at nearly $207 million.

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States increased $178 million. Mutual fund assets ended 2004 at $145.5 billion, up $28 billion from the beginning of the year. Market appreciation and income, net of dividends paid and not reinvested, added $15.3 billion to mutual fund assets during 2004 and net investor inflows added another $12.7 billion. Net cash flows during 2004 were supported broadly by the financial intermediary, individual direct, and defined contribution retirement plan channels, and were concentrated in the U.S. domestic stock mutual funds. The Mid-Cap Value, Equity Income, Growth Stock, Capital Appreciation, and Mid-Cap Growth funds each added more than $1 billion of net investor inflows and, together, accounted for $9.5 billion of the funds’ net inflows in 2004. Bond and money market funds added $1 billion of net investor flows while the international stock funds had net outflows of less than $500 million.

Investment advisory revenues earned on the other investment portfolios that we manage increased more than $73 million to almost $293 million in 2004. Ending assets in these portfolios were $89.7 billion, up $17.2 billion since the beginning of the year. Net inflows to these portfolios were $8 billion while market appreciation and income added $9.2 billion in 2004. Investment activity through financial intermediaries in the United States, Japan and Europe, and new institutional investors, including assignments from Europe and Australia, were responsible for these new investment dollars.

Administrative fees and other income increased $30 million during 2004 to nearly $248 million. The change in these revenues includes $20 million from our mutual fund transfer agent services, including our defined contribution plan recordkeeping service. Additionally, revenues increased $7.5 million from 12b-1 distribution fees received on greater assets under management in the Advisor and R classes of our sponsored mutual fund shares. These changes in administrative fees are generally offset by similar changes in related operating expenses that we incur to provide these services and distribute the Advisor and R classes of mutual fund shares through third party financial intermediaries.

Operating expenses in 2004 were $121 million more than in the prior year. Our largest expense, compensation and related costs, increased 20% or $75 million from 2003. The number of our associates, their compensation, and the costs of their employee benefits have all increased. Our 2004 bonus program was higher than the prior year based on our better operating results and the strong relative investment performance that our investment managers achieved. Base salaries for our associates were increased modestly on January 1, and we added more than 350 associates during 2004, primarily to handle volume-related activities and business growth. At December 31, 2004, we employed 4,139 associates.

Advertising and promotion expenditures during 2004 were up $15 million compared to 2003. We expect our advertising and promotion expenditures in the first quarter of 2005 will be similar to the fourth quarter of 2004, with succeeding quarters in 2005 being higher than those of the corresponding 2004 quarters. While market conditions will dictate the exact level of our spending, we expect that our advertising and promotion expenditures for the year 2005 will be 10% to 15% higher than in 2004. We vary our promotional spending based on market conditions and investor demand as well as our efforts to expand our investor base in the United States and abroad.

Depreciation and amortization expense decreased $5 million in 2004, offsetting the increase of $3.9 million in other occupancy and facility costs. Longer-lived buildings and non-depreciable land account for two-thirds of the net book value of our property and equipment at December 31, 2004. Costs of rented facilities and related operating costs were higher in 2004.

Other operating expenses in 2004 increased $32.4 million, including $7.5 million paid based on greater assets under management that are sourced through financial intermediaries that distribute our Advisor and R classes of mutual fund shares. These costs are funded from an equal increase in our administrative revenues recognized from 12b-1 fees as discussed above. For 2004, we increased our charitable contribution to our corporate foundation by $6 million. Other operating expenses this year have risen to meet increased business demands. They include, among other things, travel costs, information services, and professional fees for legal, audit, and consulting services and regulatory compliance.

In the past, we have made modest use of fully permissible payments by brokers to obtain third-party investment research and related services. After careful evaluation during 2004, we decided to phase out these arrangements and to pay for all third party investment research and related services directly. The impact of this decision to our earnings per share is less than $.01 per quarter.

Overall, net operating income for 2004 increased $160 million, or 44%, from 2003.

Our net non-operating income, which includes the recognition of investment gains and losses as well as interest income and credit facility expenses, increased $8 million from 2003 to $8.5 million. Greater cash balances and higher interest rates in 2004 added $2.5 million, greater returns on fund investments added $1.6 million, and gains recognized from the sale of investments in sponsored mutual funds added $1.2 million. Foreign currency balances produced exchange rate gains of more than $1 million in 2004 compared with losses of $1 million on our yen-denominated debt before it was repaid in late 2003. Interest and related credit facility costs were down $.7 million in 2004 as we repaid all outstanding debt in 2003 and reduced the size and cost of our credit facilities on an ongoing basis in 2004.

The 2004 provision for income taxes as a percentage of pretax income is 36.8% for 2004, down 1% from 2003. Greater tax-exempt and non-taxable dividend income, use of foreign net operating loss carryforwards, and settlements of prior year taxes at lower rates all contributed to this lower rate. We expect our effective tax rate to rise to 37.1% for 2005.

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

Administrative revenues and other income increased $10.1 million to $217.5 million in 2003. This increase was primarily attributable to increased 12b-1 distribution fees received based on greater assets under management in the Advisor class shares of our sponsored mutual funds and to the transfer agency and participant recordkeeping services that we provide for defined contribution retirement plans. These revenue changes are generally offset by similar changes in the expenses that we incur to distribute the Advisor shares through third parties and provide the services to the retirement plans. Our discount brokerage operation added $1.5 million of the increased revenues from commissions earned on greater trading volume.

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

CAPITAL RESOURCES AND LIQUIDITY.

During 2004, stockholders’ equity increased from $1.3 billion to $1.7 billion. Available net liquid assets, including our mutual fund investments in which there are no unrealized losses, were nearly $600 million at the beginning of 2005. A $300 million undrawn, committed credit facility expiring in June 2007 is available to the company.

Operating activities provided cash flows of $374 million in 2004, up $77 million from 2003, including $110 million of increased net income. Net cash used in investing activities totaled $76 million and net cash used in financing activities totaled $35 million in 2004.

Net cash expended in investing activities increased $22 million versus 2003. Our net cash investments in sponsored mutual funds increased $25 million and our capital expenditures increased $11 million. Offsetting these amounts was $11 million of lower net savings bank investments due to lower net depositor inflows in 2004. Net cash used in financing activities decreased $83 million versus 2003. Increased stock option exercises due to our higher common stock valuations generated $48 million of greater cash proceeds in 2004. In 2003 we also repaid our last outstanding debt of nearly $57 million. Offsetting these changes were the larger $11 million of new savings bank deposits received in 2003 and $12.5 million more in dividends paid in 2004. We again increased dividends paid to our stockholders in 2004 and raised our quarterly rate from $.19 to $.23 per share in December.

Comparatively, operating activities in 2003 provided cash flows of $297 million in 2003, up $28 million from 2002, including $33 million of increased net income offset by lower depreciation expense of $5 million. Cash from our operating activities were used to fund $54 million of net investing activities and $118 million of net financing activities in 2003.

Net cash expended in investing activities in 2003 decreased $41 million versus 2002 primarily due to the investment of the more than $40 million of greater net depositor inflows made at our savings bank subsidiary in 2002. Net cash used in financing activities decreased more than $24 million versus 2002. We repurchased fewer common shares in 2003 and funded them entirely from the proceeds of stock option exercises. In 2002, we expended a net of more than $70 million on greater share repurchase activity while also receiving the larger $40 million net inflow of new savings bank deposits. We again increased dividends paid to our stockholders in 2003.

Property and equipment expenditures in 2005, including those for our build-out of business continuity facilities and supporting operations, are anticipated to be about $62.5 million and are expected to be funded from operating cash flows.

CONTRACTUAL OBLIGATIONS.

The following table presents a summary of our future obligations under the terms of existing operating leases and other contractual cash purchase commitments at December 31, 2004. Other purchase commitments include contractual amounts that will be due for the purchase of goods or services to be used in our operations and may be cancelable at earlier times than those indicated under certain conditions that may involve termination fees. Because these obligations are of a normal recurring nature, we expect that we will fund them from future cash flows from operations. The information presented does not include operating expenses or capital expenditures that will be committed in the normal course of operations in 2005 and future years.

(in millions)	Total	2005	2006-7	2008-9	Later

Noncancelable operating leases	$241	$21	$38	$36	$146
Other purchase commitments	119	76	39	2	2

	$360	$97	$77	$38	$148

We also have outstanding commitments to fund additional equity investments totaling $5.3 million at December 31, 2004.

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

We have historically presented those significant accounting policies that we use in the preparation of our financial statements as an integral part of those statements and have done so again in this 2004 Annual Report. In the following discussion, we highlight and explain further certain of those policies that are most critical to the preparation and understanding of our financial statements.

Other than temporary impairments of available for sale securities. We classify our investment holdings in sponsored mutual funds and the debt securities held for investment by our savings bank subsidiary as available for sale. At the end of each quarter, we mark the carrying amount of each investment holding to fair value and recognize an unrealized gain or loss in other comprehensive income within stockholders’ equity. We next review each individual security position that has an unrealized loss or impairment to determine if that loss or impairment is other than temporary.

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

A debt security held by our savings bank subsidiary that is impaired is considered to have an other than temporary loss that we recognize in our income statement whenever we determine that we will probably not collect all contractual amounts due under the terms of the security based on the issuer’s financial condition and our intent to hold that security. Minor impairments of 5% or less that arise from changes in interest rates and not credit quality are generally considered temporary.

Goodwill. We evaluate the carrying amount of goodwill in our balance sheet for possible impairment on an annual basis in the third quarter of each year using a fair value approach. We attribute all goodwill to our single reportable business segment and reporting unit, our investment advisory business. Goodwill would be considered impaired whenever our historical carrying amount exceeds the fair value of our investment advisory business.

Our annual testing has demonstrated that the fair value of our investment advisory business exceeds the carrying amount (basically, our stockholders’ equity) and, therefore, that no impairment exists. Should we reach a different conclusion when we conduct our evaluation in future years, additional work would be performed to ascertain the amount of the non-cash impairment charge to be recognized. We must also perform impairment testing at other times if an event or circumstance occurs indicating that it is more likely than not that an impairment has been incurred. The maximum possible future impairment charge that we could incur is the total goodwill recognized in our balance sheet, $666 million.

Provision for income taxes. After compensation and related costs, our provision for income taxes on our earnings is our largest annual expense. We operate in several states and several other countries through our various subsidiaries, and must allocate our income, expenses, and earnings under the various laws and regulations of each of these taxing jurisdictions. Accordingly, our provision for income taxes represents our total estimate of the liability that we have incurred for doing business each year in all of our locations. Annually, we file tax returns which represent our filing positions with each jurisdiction and settle our return liabilities. Each jurisdiction has the right to audit those returns and may take different positions with respect to income and expense allocations and taxable earnings determinations. From time-to-time, we may also provide for estimated liabilities associated with uncertain tax return filing positions that are subject to, or in the process of, being audited by various tax authorities. Because the determinations of our annual provisions are subject to judgments and estimates, it is possible that actual results will vary from those recognized in our financial statements. As a result, it is likely that additions to, or reductions of, income tax expense will occur each year for prior reporting periods as actual tax returns and tax audits are settled.

Stock options. The summary of significant accounting policies includes certain pro forma disclosures as if a fair value based method had been used to recognize compensation expense associated with our stock option grants. Fair value methods use a valuation model for shorter-term, market-traded financial instruments to theoretically value stock option grants even though they are not available for trading purposes and are of longer duration. The Black-Scholes option pricing model that we use includes the input of certain variables that are dependent on future expectations, including the expected lives of our options from grant date to exercise date, the volatility of our underlying common shares in the market over that time period, and the rate of dividends that we will pay during that time. Additionally, the recognition of expense fluctuates based on the forfeiture rate for unvested options when employees leave our company. The tax benefit will also fluctuate based on the extent to which our associates disqualify their incentive stock option grants.

Our estimates for the variables used in the valuation model are made for the purpose of estimating an expense for each reporting period and are not subsequently adjusted. Unlike almost all other expenses, the resulting charge to earnings using a fair value based method is a non-cash charge that is never measured by or adjusted based on a cash outflow.

NEWLY ISSUED ACCOUNTING PRONOUNCEMENT ON STOCK OPTIONS.

On December 16, 2004, the Financial Accounting Standards Board (FASB) revised Statement No. 123, Share-Based Payment, which will require us to recognize stock option-based compensation expense in our income statement beginning in the third quarter of 2005. The calculation of compensation expense to then be recognized is similar to that used in our pro forma disclosures discussed above, except that we will also include a reduction for estimated future forfeitures. These estimates will be adjusted over time to reflect actual forfeitures.

At December 31, 2004, we had 9,968,550 options outstanding that will vest over the remaining period through December 2009. Compensation expense to be recognized in future periods as these options vest, and the related tax benefits, will be amortized as follows:

	Compensation	Income tax
	expense	benefits	Net effect
1st half 2005	$25,786,000	$(7,859,000)	$17,927,000
2nd half 2005	23,685,000	(7,188,000)	16,497,000
2006	28,485,000	(8,239,000)	20,246,000
2007	16,518,000	(4,560,000)	11,958,000
2008	8,644,000	(2,178,000)	6,466,000
2009	2,971,000	(650,000)	2,321,000

Total	$106,089,000	$(30,674,000)	$75,415,000

These amounts will change to reflect future option grants, estimated and actual forfeitures, and tax benefits that arise upon the future disqualification of incentive stock option grants.

It is important to note that the use of the fair value method to record compensation expense for stock-based plans does not diminish total stockholders’ equity.

FORWARD-LOOKING INFORMATION.

From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this Annual Report, may contain certain forward-looking information, including information or anticipated information relating to changes in our revenues and net income, changes in the amount and composition of our assets under management, our expense levels, and our expectations regarding financial markets and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of

T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

Our future revenues and results of operations will fluctuate primarily due to changes in the total value and composition of assets under our management. Such changes result from many factors including, among other things: cash inflows and outflows in the T. Rowe Price mutual funds and other managed investment portfolios; fluctuations in the financial markets around the world that result in appreciation or depreciation of the assets under our management; our introduction of new mutual funds and investment portfolios; and changes in retirement savings trends favoring participant-directed investments and defined contribution plans. The ability to attract and retain investors’ assets under our management is dependent on investor sentiment and confidence; the relative investment performance of the Price mutual funds and other managed investment portfolios as compared to competing offerings and market indices; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; and our level of success in implementing our strategy to expand our business. Our revenues are substantially dependent on fees earned under contracts with the Price funds and could be adversely affected if the independent directors of one or more of the Price funds terminated or significantly altered the terms of the investment management or related administrative services agreements.

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

The following table (in thousands of dollars) presents the equity price risk from investments in sponsored mutual funds by assuming a hypothetical decline in the fair values of mutual fund shares. This potential future loss of value, before any income tax benefits, reflects the valuation of mutual fund investments at year end using each fund’s lowest fair value per share during 2004. In considering this presentation, it is important to note that: all funds did not experience their lowest fair value per share on the same day; it is likely that the composition of the mutual fund investment portfolio would be changed if adverse market conditions persisted; and we could experience future losses in excess of those presented below.

	Fair value at		Potential
	December 31,	% of	lower	% of	Potential
	2004	Portfolio	value	Portfolio	loss

Stock funds	$134,445	62	$112,407	60	$22,038	16%
Bond funds	80,714	38	73,432	40	7,282	9%

	$215,159	100	$185,839	100	$29,320	14%

The comparable potential loss of value shown in last year’s annual report was $35 million on sponsored mutual fund investments of $162 million at the end of 2003. During 2004, we actually experienced net unrealized gains of $21 million as positive market conditions significantly improved the value of our fund investments over the course of the year.

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

We also make other investments that we include in our balance sheet in other assets. We are at risk for losses on these investments should market conditions deteriorate. At December 31, 2004, we hold a $1.2 million investment in a sponsored high-yield collateralized bond obligation and investments totaling $5.3 million in private equity and other entities. Our risk of future loss on these investments cannot exceed the $6.5 million recognized in our balance sheet. Additionally, we have recognized our yen investment in a 10% interest of Daiwa SB Investments (Japan) at $15 million using the historical cost basis of accounting. Our market risk on this investment is primarily limited to foreign currency exchange rate fluctuations between the U.S. dollar and the Japanese yen.

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

We have audited the accompanying consolidated balance sheets of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of T. Rowe Price Group, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 4, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland
February 4, 2005

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	12/31/2003	12/31/2004
ASSETS
Cash and cash equivalents (Note 1)	$236,533	$499,750
Accounts receivable (Note 6)	121,295	158,342
Investments in sponsored mutual funds (Note 1)	162,283	215,159
Debt securities held by savings bank subsidiary (Note 1)	110,962	114,075
Property and equipment (Note 2)	201,094	203,807
Goodwill (Note 3)	665,692	665,692
Other assets (Notes 8 and 9)	48,718	72,000

Total assets	$1,546,577	$1,928,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$47,699	$54,172
Accrued compensation and related costs	36,893	37,799
Income taxes payable (Note 4)	12,890	9,327
Dividends payable	23,739	29,800
Customer deposits at savings bank subsidiary (Note 9)	96,276	100,427

Total liabilities	217,497	231,525

Commitments and contingent liabilities (Note 9)

Stockholders’ equity (Notes 5 and 9)
Preferred stock, undesignated, $.20 par value - authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value - authorized 500,000,000 shares; issued 124,932,884 shares in 2003 and 129,607,697 shares in 2004	24,987	25,922
Additional capital in excess of par value	131,425	250,764
Retained earnings	1,143,913	1,378,948
Accumulated other comprehensive income	28,755	41,666

Total stockholders’ equity	1,329,080	1,697,300

	$1,546,577	$1,928,825

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per-share amounts)

	Year ended December 31,
	2002	2003	2004
Revenues (Note 6)
Investment advisory fees	$715,365	$777,462	$1,028,831
Administrative fees and other income	207,409	217,483	247,743
Investment income of savings bank subsidiary	3,055	3,910	3,775

Total revenues	925,829	998,855	1,280,349
Interest expense on savings bank deposits	2,327	3,288	3,300

Net revenues	923,502	995,567	1,277,049

Operating expenses
Compensation and related costs (Notes 2 and 9)	357,586	382,956	457,905
Advertising and promotion	59,056	59,005	74,268
Depreciation and amortization of property and equipment	50,578	45,289	40,018
Occupancy and facility costs	60,788	62,538	66,420
Other operating expenses	74,983	80,739	113,159

	602,991	630,527	751,770

Net operating income	320,511	365,040	525,279

Other investment income (loss) (Note 1)	(8,273)	2,175	9,496
Other interest and credit facility expenses (Note 7)	2,634	1,699	992

Net non-operating income (expense)	(10,907)	476	8,504

Income before income taxes	309,604	365,516	533,783
Provision for income taxes (Note 4)	115,350	138,029	196,523

Net income	$194,254	$227,487	$337,260

Earnings per share
Basic	$1.58	$1.84	$2.65

Diluted	$1.52	$1.77	$2.51

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2002	2003	2004
Cash flows from operating activities
Net income	$194,254	$227,487	$337,260
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	50,578	45,289	40,018
Other changes in assets and liabilities	24,466	24,179	(2,998)

Net cash provided by operating activities	269,298	296,955	374,280

Cash flows from investing activities
Investments in sponsored mutual funds	(15,547)	(17,423)	(38,406)
Dispositions of sponsored mutual funds	5,453	10,677	6,897
Investments in debt securities by savings bank subsidiary	(78,388)	(78,590)	(41,357)
Proceeds from debt securities held by savings bank subsidiary	17,750	58,213	36,690
Additions to property and equipment	(26,047)	(31,742)	(43,069)
Other investment activity	1,808	5,206	3,380

Net cash used in investing activities	(94,971)	(53,659)	(75,865)

Cash flows from financing activities
Repurchases of common stock	(95,773)	(19,963)	(18,334)
Stock options exercised	25,320	27,169	75,149
Debt principal repaid	(49,366)	(56,699)	—
Dividends paid to stockholders	(78,701)	(83,672)	(96,164)
Change in savings bank subsidiary deposits	55,870	14,984	4,151

Net cash used in financing activities	(142,650)	(118,181)	(35,198)

Cash and cash equivalents
Net increase during year	31,677	125,115	263,217
At beginning of year	79,741	111,418	236,533

At end of year	$111,418	$236,533	$499,750

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars in thousands)

		Additional		Accumulated
		capital in		other com-	Total
		excess of	Retained	prehensive	stockholders’
	Common stock	par value	earnings	incom	equity
Balance at December 31, 2001, 123,088,795 common shares	$24,618	$67,965	$973,472	$11,770	$1,077,825
Comprehensive income
Net income			194,254
Change in unrealized security holding gains, net of taxes				(3,129)
Total comprehensive income					191,125
2,359,901 common shares issued under stock-based compensation plans	472	38,952	(2)		39,422
2,800,000 common shares repurchased	(560)	(26,173)	(67,937)		(94,670)
Dividends declared			(79,862)		(79,862)

Balance at December 31, 2002, 122,648,696 common shares	24,530	80,744	1,019,925	8,641	1,133,840
Comprehensive income
Net income			227,487
Change in unrealized security holding gains, net of taxes				20,114
Total comprehensive income					247,601
3,071,188 common shares issued under stock-based compensation plans	614	53,539			54,153
787,000 common shares repurchased	(157)	(2,858)	(16,948)		(19,963)
Dividends declared			(86,551)		(86,551)

Balance at December 31, 2003, 124,932,884 common shares	24,987	131,425	1,143,913	28,755	1,329,080
Comprehensive income
Net income			337,260
Change in unrealized security holding gains, net of taxes				12,911
Total comprehensive income					350,171
5,074,813 common shares issued under stock-based compensation plans	1,015	137,593			138,608
400,000 common shares repurchased	(80)	(18,254)			(18,334)
Dividends declared			(102,225)		(102,225)

Balance at December 31, 2004, 129,607,697 common shares	$25,922	$250,764	$1,378,948	$41,666	$1,697,300

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

BASIS OF PREPARATION.
These consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States which require the use of estimates. Actual results may vary from those estimates.

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

INVESTMENTS.
Investments in sponsored mutual funds and debt securities held by our savings bank subsidiary are classified as available-for-sale and are reported at fair value. Net unrealized security holding gains or losses are recognized in accumulated other comprehensive income.

We also hold other investments that are included in other assets and are recognized using the cost or equity methods of accounting, as appropriate.

We review the carrying amount of each investment for possible impairment on a quarterly basis and recognize a loss in our statement of income whenever an unrealized loss is considered other than temporary.

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

PROPERTY AND EQUIPMENT.
Property and equipment is stated at cost net of accumulated depreciation and amortization computed using the straight-line method. Provisions for depreciation and amortization are based on the following weighted average estimated useful lives: computer and communications software and equipment, 3.3 years; buildings, 31.5 years; leasehold improvements, 7.6 years; furniture and other equipment, 5 years; and leased land, 99 years.

REVENUE RECOGNITION.
Fees for investment advisory services and related administrative services that we provide to investment advisory clients are recognized in the period that our services are provided. Administrative revenues from distribution of our sponsored mutual funds’ Advisor and R class shares, and the corresponding operating expense for payments to third-party financial intermediaries that distribute those share classes, are recognized in the period that they are earned from the mutual funds (that is, the same period that the related funds recognize their expense).

ADVERTISING.
Costs of advertising are expensed the first time that the advertising takes place.

EARNINGS PER SHARE.
Basic earnings per share excludes the dilutive effect of outstanding stock options and is computed by dividing net income by the weighted average common shares outstanding of 122,876,000 in 2002, and 123,423,000 in 2003, and 127,419,000 in 2004. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options were exercised. It is computed by increasing the denominator of the basic calculation by potential dilutive common shares, determined using the treasury stock method, of 4,830,000 in 2002, and 4,866,000 in 2003, and 6,716,000 in 2004.

COMPREHENSIVE INCOME.
Total comprehensive income is reported in our consolidated statements of stockholders’ equity and includes net income and the change in unrealized security holding gains or losses, net of income taxes.

STOCK OPTION GRANTS.
Our seven stock-based compensation plans (the 1990, 1993, 1996, 2001 and 2004 Stock Incentive Plans and the 1995 and 1998 Director Stock Option Plans) are accounted for using the intrinsic value based method. Under these plans, we have granted qualified incentive and nonqualified fixed stock options with a maximum term of 10 years to employees and directors. Vesting of employee options is based solely on the individual continuing to render service and generally occurs over a five-year graded schedule. The exercise price of each option granted is equivalent to the market price of the common stock at the date of grant. Accordingly, no compensation expense related to stock option grants has been recognized in the consolidated statements of income.

The following disclosures are made as if the fair value based method of accounting had been applied to our stock option grants. The weighted-average grant-date fair value of each option awarded is estimated to be $9.42 in 2002, $13.96 in 2003, and $18.34 in 2004, using the Black-Scholes option-pricing model and the following weighted-average assumptions: dividend yield of 1.4% in 2002 and 1.5% in 2003, and 1.7% in 2004; expected volatility of 36% in 2002, 35% in 2003, and 33% in 2004,; risk-free interest rates of 4.0% in 2002, 3.6% in 2003, and 3.7% in 2004; and expected lives of 5.7 years in 2002, 5.5 years in 2003, and 5.2 years in 2004.

The following table illustrates the pro forma effect on net income (in thousands) and earnings per share if we had applied the fair value based method, including the estimates contained in the preceding paragraph, to our stock option grants that were outstanding and not yet vested during each of the past three years. Forfeitures of options are recognized as they occur.

	2002	2003	2004
Net income, as reported	$194,254	$227,487	$337,260
Additional stock option-based compensation expense estimated using the fair value based method	(39,369)	(37,028)	(42,631)
Related income tax benefits	11,985	11,248	14,167

Pro forma net income	$166,870	$201,707	$308,796

Earnings per share
Basic — as reported	$1.58	$1.84	$2.65
Basic — pro forma	$1.36	$1.63	$2.42

Diluted — as reported	$1.52	$1.77	$2.51
Diluted — pro forma	$1.31	$1.59	$2.31

On December 16, 2004, the Financial Accounting Standards Board (FASB) revised Statement No. 123, Share-Based Payment, which will require us to recognize stock option-based compensation expense in our income statement beginning in the third quarter of 2005. The calculation of compensation expense to then be recognized is similar to that used in the calculations shown above, except that we will also include a reduction for estimated future forfeitures. These estimates will be adjusted over time to reflect actual forfeitures.

At December 31, 2004, we had 9,968,550 options outstanding that will vest over the remaining period through December 2009. Compensation expense to be recognized in future periods as these options vest, and the related tax benefits, will be amortized as follows:

	Compensation	Income tax
	expense	benefits	Net effect
1st half 2005	$25,786,000	$(7,859,000)	$17,927,000
2nd half 2005	23,685,000	(7,188,000)	16,497,000
2006	28,485,000	(8,239,000)	20,246,000
2007	16,518,000	(4,560,000)	11,958,000
2008	8,644,000	(2,178,000)	6,466,000
2009	2,971,000	(650,000)	2,321,000

Total	$106,089,000	$(30,674,000)	$75,415,000

These amounts will change to reflect future option grants, estimated and actual forfeitures, and any tax benefits that may arise upon the future disqualification of incentive stock option grants.

It is important to note that the use of the fair value method to record compensation expense for stock-based plans does not diminish total stockholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INVESTMENTS.

MUTUAL FUNDS.
Cash equivalent investments in our sponsored money market mutual funds aggregate $222,104,000 at December 31, 2003 and $469,934,000 at December 31, 2004.

Investments in our other sponsored mutual funds (in thousands) at December 31 include:

		Unrealized	Aggregate
	Aggregate	holding	fair
	cost	gains	value
2003
Stock funds	$78,174	$28,554	$106,728
Bond funds	40,148	15,407	55,555

	$118,322	$43,961	$162,283

2004
Stock funds	$90,850	$43,595	$134,445
Bond funds	59,820	20,894	80,714

	$150,670	$64,489	$215,159

The following table reconciles our unrealized holding gains (losses) on investments in sponsored mutual funds (in thousands) to that recognized in other comprehensive income.

	2002	2003	2004
Unrealized holding gains (losses)	$(10,169)	$32,365	$21,367
Less gains (losses) realized in net income using average cost	(3,870)	(332)	839

	(6,299)	32,697	20,528
Deferred tax benefits (income taxes)	2,295	(11,447)	(7,230)

Unrealized holding gains (losses) recognized in other comprehensive income	$(4,004)	$21,250	$13,298

Dividends earned on our investments in sponsored mutual funds, including money market mutual funds, totaled $2,989,000 in 2002, $2,624,000 in 2003, and $6,716,000 in 2004. There are no individual mutual fund holdings with an unrealized loss at December 31, 2003 or 2004.

DEBT SECURITIES.
Our savings bank subsidiary holds investments in marketable debt securities, including mortgage- and other asset-backed securities, that are accounted for as available-for-sale. We generally hold these securities to their maturity which correlates to the maturities of our customer deposits. The following table details the components of these investments at December 31.

	2003		2004
		Unrealized		Unrealized
	Fair	gain	Fair	gain
	value	(loss)	value	(loss)
Investments with temporary impairment
Of less than 12 months (36 securities in 2004)	$46,193	$(824)	$36,436	$(298)
Of 12 months or more (10 securities in 2004)	—	—	16,001	(577)

	46,193	(824)	52,437	(875)
Investments with unrealized holding gains	64,769	964	61,638	375

Balance at December 31	$110,962	$140	$114,075	$(500)

Aggregate cost	$110,822		$114,575

The unrealized losses in these investments were caused by interest rate increases and not changes in credit quality. We have the ability and intent to hold these investments until maturity and to collect all contractual cash flows. The impairments in the portfolio are minor and in each case less than 5% at December 31, 2004. Accordingly, impairment of these investments is considered temporary. Our adoption of EITF Issue No. 03-01 as of June 30, 2004 did not impact our financial condition or results of operations.

The following table reconciles our unrealized holding gains (losses) on the savings bank portfolio (in thousands) to that recognized in other comprehensive income.

	2002	2003	2004
Unrealized holding gains (losses)	$1,468	$(1,750)	$(643)
Less gains (losses) realized in net income using average cost	20	129	(3)

	1,448	(1,879)	(640)
Deferred tax benefits (income taxes)	(573)	743	253

Unrealized holding gains (losses) recognized in other comprehensive income	$875	$(1,136)	$(387)

NOTE 2 - PROPERTY AND EQUIPMENT.

Property and equipment (in thousands) at December 31 consists of:

	2003	2004

Computer and communications software and equipment	$191,118	$202,641
Buildings and leasehold improvements	165,127	169,416
Furniture and other equipment	61,479	58,683
Land owned and leased	21,503	21,503

	439,227	452,243
Less accumulated depreciation and amortization	238,133	248,436

	$201,094	$203,807

Compensation and related costs attributable to the development of computer software for internal use totaling $4,639,000 in 2002, $7,034,000 in 2003, and $7,299,000 in 2004 have been capitalized.

NOTE 3 - GOODWILL.

Goodwill arose primarily from our August 2000 purchase of the non-controlling interests in one of our consolidated subsidiaries. Goodwill has not been amortized since the beginning of 2002 when we adopted a new financial accounting standard.

We evaluated goodwill for possible impairment using the fair value approach on January 1, 2002 and during the third quarters of 2002, 2003, and 2004. Each time we concluded that there was no impairment. A similar evaluation will be done at least annually in future years. We operate in one reportable business segment - that of the investment advisory business - and all goodwill is attributed to that segment.

NOTE 4 - INCOME TAXES.

The provision for income taxes (in thousands) consists of:

	2002	2003	2004
Current income taxes
U.S. federal and foreign	$111,027	$128,380	$177,982
State and local	9,429	13,045	19,099
Deferred income tax benefits	(5,106)	(3,396)	(558)

	$115,350	$138,029	$196,523

Deferred income taxes arise from temporary differences between taxable income for financial statement and income tax return purposes. Significant temporary differences in 2002 included deferred benefits of $4,584,000 related to investment income and $2,359,000 related to depreciation and amortization of property and equipment offset by deferred taxes of $2,346,000 related to accrued compensation. Deferred tax benefits in 2003 included $7,180,000 related to accrued compensation offset by $3,219,000 related to investment income. Deferred tax benefits in 2004 include $4,093,000 related to investment income offset by deferred taxes of $1,877,000 related to accrued compensation.

Our net deferred tax liability is included in income taxes payable and includes the following components at December 31.

	2003	2004
Deferred tax liabilities
Arising from unrealized holding gains	$15,346	$22,322
Other	675	1,069

	16,021	23,391

Deferred tax assets
Related to accrued compensation	8,312	6,435
Related to investment income	5,805	9,898
Other	1,335	71

	15,452	16,404

Net deferred tax liability	$569	$6,987

At December 31, 2004, our deferred tax accounts include a deferred tax asset and an offsetting valuation allowance of $1.6 million that were recognized in 2002 for a foreign operating loss carryforward originating in an international subsidiary. This carryforward does not expire. Because this subsidiary is still in its early years of operation, we cannot determine that it is more likely than not that we will be able to realize this deferred tax asset and, accordingly, provided the offsetting valuation allowance. Changes in our valuation allowance, which first originated when this subsidiary began operations in 2001, include a reduction in 2004 of $.9 million to offset this subsidiary’s investment gains that were taxable currently.

Cash outflows from operating activities include income taxes paid of $112,457,000 in 2002, $100,284,000 in 2003, and $164,643,000 in 2004. The income tax benefit arising from exercises of our stock options reduced the income taxes that would have otherwise been payable by $14,102,000 in 2002, $26,984,000 in 2003, and $63,459,000 in 2004.

The following table reconciles the statutory federal income tax rate to the effective income tax rate.

	2002	2003	2004
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	2.5	2.3	2.3
Other items	(.2)	.5	(.5)

Effective income tax rate	37.3%	37.8%	36.8%

NOTE 5 - COMMON STOCK AND STOCK-BASED COMPENSATION PLANS.

SHARES AUTHORIZED AND ISSUED.
At December 31, 2004, 35,992,795 shares of unissued common stock were reserved for issuance under our stock-based compensation plans. Additionally, 1,680,000 shares are reserved for issuance under a plan whereby substantially all employees may acquire common stock through payroll deductions at prevailing market prices.

As of December 31, 2004, the Board of Directors has authorized the future repurchase of up to 5,446,010 common shares.

DIVIDENDS.
Cash dividends declared per share were $.65 in 2002, $.70 in 2003, and $.80 in 2004.

STOCK OPTIONS.
The following table summarizes the status of and changes in our stock option grants during the past three years.

		Weighted-		Weighted-
		average		average
		exercise	Options	exercise
	Options	price	exercisable	price
Outstanding at beginning of 2002	27,300,787	$25.01	16,233,787	$20.03
Granted	3,970,367	27.41
Exercised	(2,482,951)	11.87
Forfeited or cancelled	(844,347)	33.62

Outstanding at end of 2002	27,943,856	26.25	16,759,556	$23.50
Granted	3,799,147	42.98
Exercised	(3,981,406)	16.16
Forfeited or cancelled	(335,820)	31.31

Outstanding at end of 2003	27,425,777	29.98	16,607,977	$27.38
Granted	4,192,433	59.88
Exercised	(6,656,743)	24.24
Forfeited or cancelled	(831,065)	33.07

Outstanding at end of 2004	24,130,402	$36.65	14,161,852	$31.82

Information regarding the exercise prices and lives of stock options outstanding at December 31, 2004 follows.

			Weighted-
			average
		Weighted	remaining		Weighted-
		average	contractual		average
Range of		exercise	life (in		exercise
exercise prices	Outstanding	price	years)	Exercisable	price

$11.44 to 19.88	2,268,140	$15.58	1.4	2,268,140	$15.58
$25.36 to 35.88	10,949,288	29.57	5.6	7,577,588	30.84
$36.28 to 43.70	6,804,818	41.03	7.0	3,584,718	39.80
$43.84 to 62.74	4,108,156	59.89	8.7	731,406	53.35

$11.44 to 62.74	24,130,402	$36.65	6.1	14,161,852	$31.82

NOTE 6 - INFORMATION ABOUT REVENUES AND SERVICES.

Revenues (in thousands) from advisory services provided under agreements with sponsored mutual funds and other investment clients include:

	2002	2003	2004
Sponsored mutual funds in the U.S.
Stock	$411,679	$434,423	$602,220
Bond and money market	107,425	123,879	133,953

	519,104	558,302	736,173
Other portfolios	196,261	219,160	292,658

Total investment advisory fees	$715,365	$777,462	$1,028,831

The following table summarizes the various investment portfolios and assets under management (in billions) on which advisory fees are earned.

	Average during			December 31,
	2002	2003	2004	2003	2004

Sponsored mutual funds in the U.S.
Stock	$67.1	$71.2	$98.1	$88.4	$114.3
Bond and money market	25.0	28.2	30.0	29.1	31.2

	92.1	99.4	128.1	117.5	145.5
Other portfolios	55.5	60.5	78.8	72.5	89.7

	$147.6	$159.9	$206.9	$190.0	$235.2

Fees for advisory-related administrative services provided to our sponsored mutual funds were $155,771,000 in 2002, $162,853,000 in 2003, and $188,523,000 in 2004. Accounts receivable from the mutual funds aggregate $70,127,000 and $88,659,000 at December 31, 2003 and 2004, respectively. All services to the sponsored U.S. mutual funds are provided under contracts which are subject to periodic review and approval by each of the funds’ boards and, with respect to investment advisory contracts, also by the funds’ shareholders.

NOTE 7 – BORROWINGS AND CREDIT FACILITY.

We borrowed 1,809,500,000 yen ($15,019,000) in April 1999 from a bank. We made a principal payment in 2002 and retired the remaining loan balance in 2003. We also borrowed $300,000,000 in August 2000 to partially finance the purchase of the non-controlling interests in one of our consolidated subsidiaries. We made principal payments over the subsequent three-year period until this borrowing was repaid in full in 2003.

On June 22, 2004, we replaced our existing credit facilities with a new three-year, $300 million syndicated credit facility with eight banks for which JPMorgan Chase Bank serves as administrative agent. The interest rate on borrowings under this facility will float .27% to .575% above the Eurodollar base rate depending on our financial condition. Annual costs recognized for this undrawn facility will be about $400,000.

At December 31, 2004, we are in compliance with the covenants contained in our credit facility agreement. Total interest expense, including amortization of our credit facilities costs, and annual fees was $2,634,000 in 2002, $1,699,000 in 2003, and $992,000 in 2004. Foreign currency transaction losses of $1,335,000 in 2002 and $988,000 in 2003 arising from the yen borrowing are included in non-operating investment income (loss).

NOTE 8 - VARIABLE INTEREST ENTITIES.

We presently hold residual interests in two variable interest entities that are high-yield collateralized bond obligations (the 1999 CBO and the 2001 CBO; collectively, the CBOs). These entities are non-recourse, limited liability companies in which we hold a portion, though not a majority, of the interests in their residual returns. We are also the collateral manager of each CBO and receive a base investment advisory fee for performance of that service. At December 31, 2004, the CBOs had assets of $608 million.

On May 30, 2003, we altered the fee terms of the collateral management agreements with each CBO and irrevocably waived any performance fees that we might receive or otherwise earn in 2003 and 2004 with respect to the 2001 CBO. A similar waiver was also made for the 1999 CBO through its remaining life. Subsequently, we determined that as of May 30, 2003, we were not the primary beneficiary of either CBO. Therefore, we do not consolidate either CBO into our financial statements under the terms of FASB Interpretation No. 46 (revised), Consolidation of Variable Interest Entities.

Our maximum aggregate exposure to future losses from these CBOs is equal to the remaining 2001 CBO carrying amount of $1.2 million which is included in other assets at December 31, 2004. The 1999 CBO was considered impaired and its carrying amount of $2.1 million expensed in 2002.

NOTE 9 - OTHER DISCLOSURES.

We occupy certain office facilities and rent computer and other equipment under noncancelable operating leases. Related rental expense was $20,636,000 in 2002, $19,710,000 in 2003, and $21,292,000 in 2004. Future minimum rental payments under these leases aggregate $20,911,000 in 2005, $19,437,000 in 2006, $18,069,000 in 2007, $17,899,000 in 2008, $18,113,000 in 2009, and $146,875,000 in later years.

Customer deposits at our savings bank subsidiary have defined maturities of up to five years. The estimated fair value of these customer deposits, based on discounting their expected cash flows at maturity using current interest rates offered for deposits with the same date of maturity, was $100.3 million at December 31, 2003 and $102.4 million at December 31, 2004.

Investments accounted for under the cost method are included in other assets and total $18,750,000 at December 31, 2004. At December 31, 2004, we had outstanding commitments to fund additional investments totaling $5.3 million.

Our consolidated stockholders’ equity at December 31, 2004 includes $42 million which is restricted as to use by various regulations and agreements arising in the ordinary course of our business.

From time to time, various claims against us arise in the ordinary course of business, including employment-related claims. In the opinion of management, after consultation with counsel, it is unlikely that any adverse determination in one or more pending claims would have a material adverse effect on our financial position or results of operations.

Expenses for our defined contribution retirement plans were $24,069,000 in 2002, $24,815,000 in 2003, and $32,777,000 in 2004.

NOTE 10 - SUPPLEMENTARY QUARTERLY FINANCIAL DATA (Unaudited).

			Basic	Diluted
			earnings	earnings
	Net	Net	per	per
	revenues	income	share	share
	(in thousands)
2003
1st quarter	$218,718	$38,774	$.32	$.31
2nd quarter	237,462	53,775	.44	.42
3rd quarter	258,268	66,291	.53	.51
4th quarter	281,119	68,647	.55	.53

2004
1st quarter	305,651	77,339	.61	.58
2nd quarter	309,672	80,264	.63	.60
3rd quarter	316,228	82,525	.65	.62
4th quarter	345,498	97,132	.75	.71

The sum of quarterly earning per share may not equal annual earnings per share because the computations are done independently.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-K annual report, is appropriately recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of December 31, 2004 are effective at the reasonable assurance level.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the fourth quarter of 2004, and has concluded that there was no change during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on our internal control over financial reporting and the related attestation report of KPMG LLP follow.

Report of Management on Internal Control Over Financial Reporting

To the Stockholders of T. Rowe Price Group, Inc. :

We, together with other members of management of T. Rowe Price Group, are responsible for establishing and maintaining adequate internal control over the company’s financial reporting. Internal control over financial reporting is the process designed under our supervision, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

There are inherent limitations in the effectiveness of internal control over financial reporting, including the possibility that misstatements may not be prevented or detected. Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Furthermore, the effectiveness of internal controls can change with circumstances.

Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2004 in relation to criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, we believe that the company’s internal control over financial reporting was effective as of December 31, 2004.

KPMG LLP, an independent registered public accounting firm, has audited our financial statements that are included in this annual report and expressed an unqualified opinion thereon. KPMG LLP has also expressed an unqualified opinion on management’s assessment of, and the effective operation of, our internal control over financial reporting as of December 31, 2004.

February 4, 2005

/s/ George A. Roche
President and Chief Executive Officer

/s/ Kenneth V. Moreland
Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
T. Rowe Price Group, Inc. :

We have audited management’s assessment, included in their accompanying report on internal control over financial reporting, that T. Rowe Price Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). T. Rowe Price Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that T. Rowe Price Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, T. Rowe Price Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 4, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baltimore, Maryland
February 4, 2005

Item 9B. Other Information.

None to be reported.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information required by this item regarding the identification of executive officers is furnished in a separate item at the end of Part I of this Form 10-K. Other information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2005 Annual Meeting of our stockholders, including the election of our directors.

Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions.
Item 14. Principal Accountant Fees and Services.

Information required by these items is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2005 Annual Meeting of our stockholders, including the election of our directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report.

1.	Financial Statements: See Item 8 of Part II.

2.	Financial Statement Schedules: None.

3.	The following exhibits required by Item 601 of Regulation S-K are filed herewith, except for Exhibit 32 which is furnished herewith. Exhibits 10.06 through 10.17 are compensatory plans and arrangements.

3(i)	Amended and Restated Charter of T. Rowe Price Group, Inc. as of March 9, 2001. (Incorporated by reference from Form 10-K for 2000; Accession No. 0001113169-01-000003.)

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of December 12, 2002. (Incorporated by reference from Form 10-K for 2002; Accession No. 0000950133-03-000699.)

4	$300,000,000 Three-Year Credit Agreement among T. Rowe Price Group, Inc., the several lenders, and JPMorgan Chase Bank, as Administrative Agent. (Incorporated by reference from Form 10-Q Report for the quarterly period ended June 30, 2004; Accession No. 0000950133-04-002895.)

10.01	Representative Investment Management Agreement with most of the T. Rowe Price mutual funds. (Incorporated by reference from Form N-1A; Accession No. 0001267862-04-000002.)

10.02	Transfer Agency and Service Agreement dated as of January 1, 2004 between T. Rowe Price Services, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS; Accession No. 0001038490-04-000012.)

10.03	Agreement dated January 1, 2004 between T. Rowe Price Retirement Plan Services, Inc. and certain of the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS; Accession No. 0001038490-04-000012.)

10.04	Representative Underwriting Agreement between each of the T. Rowe Price mutual funds and T. Rowe Price Investment Services, Inc. (Incorporated by reference from Form N-1A; Accession No. 0001267862-03-000003.)

10.05	Second Amended, Restated and Consolidated Lease Agreement dated November 9, 2004 between East Pratt Street Associates Limited Partnership and T. Rowe Price Associates, Inc.

10.06	1995 Director Stock Option Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0000933259-95-000009.)

10.07	1998 Director Stock Option Plan, as Amended and Restated effective December 16, 2004, including forms of option agreements.

10.08	Schedule of Non-Employee Director Compensation, effective January 1, 2005.

10.09	T. Rowe Price Group, Inc. Outside Directors Deferred Compensation Plan.

10.10	1990 Stock Incentive Plan. (Incorporated by reference from Form S-8 Registration Statement [File No. 33-37573].)

10.11	1993 Stock Incentive Plan. (Incorporated by reference from Form S-8 Registration Statement [File No. 33-72568].)

10.12	1996 Stock Incentive Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0001006199-96-000031.)

10.13	2001 Stock Incentive Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0001113169-01-000002.)

10.14	First Amendment to 2001 Stock Incentive Plan dated April 8, 2004. (Incorporated by reference from Form DEF 14A; Accession No. 0001113169-04-000023.)

10.15	2004 Stock Incentive Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0001113169-04-000023.)

10.16	Forms of option agreements available for awards and replenishment options issued under the 2001 and 2004 Stock Incentive Plans.

10.17	Annual Incentive Compensation Pool. (Incorporated by reference from Form DEF 14A; Accession No. 0001113169-03-000001.)

14	Code of Ethics for Principal Executive Officer and Senior Financial Officers of T. Rowe Price Group, Inc. under the Sarbanes-Oxley Act of 2002. (Incorporated by reference from Form 10-K for the fiscal year ended December 31, 2003; Accession No. 0000950133-04-000683.)

21	Subsidiaries of T. Rowe Price Group, Inc.

23	Consent of Independent Registered Public Accounting Firm, KPMG LLP.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

SIGNATURES.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2005.

T. Rowe Price Group, Inc.
By:  /s/ George A. Roche, Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2005.

/s/ George A. Roche, Chairman, Director, President and Chief Executive Officer
/s/ James S. Riepe, Vice Chairman and Director
/s/ Edward C. Bernard, Director
/s/ James T. Brady, Director
/s/ J. Alfred Broaddus, Jr., Director
/s/ D. William J. Garrett, Director
/s/ Donald B. Hebb, Jr., Director
/s/ James A.C. Kennedy, Director
/s/ Brian C. Rogers, Director
/s/ Alfred Sommer, Director
/s/ Dwight S. Taylor, Director
/s/ Anne Marie Whittemore, Director
/s/ Kenneth V. Moreland, Chief Financial Officer
/s/ Joseph P. Croteau, Treasurer (Principal Accounting Officer)