Form 10-Q
period 2005-03-31
PRICE T ROWE GROUP INC
filed 2005-04-26
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission File Number: 000-32191

T. ROWE PRICE GROUP, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-2264646

(State of incorporation)	(I.R.S. Employer Identification No.)

100 East Pratt Street, Baltimore, Maryland 21202
(Address including Zip Code of principal executive offices)

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

[X] Yes [  ] No

The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, April 20, 2005, is 130,211,774.

Exhibit index is at Item 6 on page 14.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	12/31/2004	03/31/2005
ASSETS
Cash and cash equivalents	$499,750	$582,491
Accounts receivable	158,342	165,278
Investments in sponsored mutual funds	215,159	215,534
Debt securities held by savings bank subsidiary	114,075	115,284
Property and equipment	203,807	207,677
Goodwill	665,692	665,692
Other assets	72,000	51,750

Total assets	$1,928,825	$2,003,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$54,172	$47,406
Accrued compensation and related costs	37,799	52,858
Income taxes payable	9,327	16,501
Dividends payable	29,800	29,952
Customer deposits at savings bank subsidiary	100,427	102,664

Total liabilities	231,525	249,381

Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, undesignated, $.20 par value — authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value — authorized 500,000,000 shares; issued 129,607,697 shares in 2004 and 130,055,524 shares in 2005	25,922	26,011
Additional capital in excess of par value	250,764	246,753
Retained earnings	1,378,948	1,443,293
Accumulated other comprehensive income	41,666	38,268

Total stockholders’ equity	1,697,300	1,754,325

	$1,928,825	$2,003,706

See the accompanying notes to the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per-share amounts)

	Three months ended
	03/31/2004	03/31/2005
Revenues
Investment advisory fees	$245,009	$289,003
Administrative fees and other income	60,465	67,955
Investment income of savings bank subsidiary	1,002	1,003

Total revenues	306,476	357,961
Interest expense on savings bank deposits	825	890

Net revenues	305,651	357,071

Operating expenses
Compensation and related costs	109,780	127,142
Advertising and promotion	21,059	23,471
Depreciation and amortization of property and equipment	10,128	9,772
Occupancy and facility costs	15,658	18,319
Other operating expenses	26,165	31,086

	182,790	209,790

Net operating income	122,861	147,281
Other investment income	1,153	2,055
Credit facility expenses	332	95

Net non-operating income	821	1,960

Income before income taxes	123,682	149,241
Provision for income taxes	46,343	54,944

Net income	$77,339	$94,297

Earnings per share
Basic	$0.61	$0.72

Diluted	$0.58	$0.69

Dividends declared per share	$0.19	$0.23

Weighted average shares outstanding	126,096	130,266

Weighted average shares outstanding assuming dilution	133,777	136,742

See the accompanying notes to the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended
	03/31/2004	03/31/2005
Cash flows from operating activities
Net income	$77,339	$94,297
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	10,128	9,772
Other changes in assets and liabilities	3,256	45,412

Net cash provided by operating activities	90,723	149,481

Cash flows from investing activities
Debt securities held by savings bank subsidiary	695	(2,327)
Additions to property and equipment	(8,714)	(13,738)
Other investment activity	1,251	(4,608)

Net cash used in investing activities	(6,768)	(20,673)

Cash flows from financing activities
Repurchases of common stock	—	(36,704)
Stock options exercised	10,353	18,200
Dividends paid to stockholders	(23,724)	(29,800)
Change in savings bank subsidiary deposits	(198)	2,237

Net cash used in financing activities	(13,569)	(46,067)

Cash and cash equivalents
Net increase during period	70,386	82,741
At beginning of year	236,533	499,750

At end of period	$306,919	$582,491

See the accompanying notes to the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

		Additional		Accumulated
		capital in		other	Total
	Common	excess of	Retained	comprehensive	stockholders’
	stock	par value	earnings	income	equity
Balance at December 31, 2004,
129,607,697 common shares	$25,922	$250,764	$1,378,948	$41,666	$1,697,300
Comprehensive income
Net income			94,297
Change in unrealized security holding gains, net of taxes				(3,398)
Total comprehensive income					90,899
1,047,827 common shares issued under stock-based compensation plans	209	32,573			32,782
600,000 common shares repurchased	(120)	(36,584)			(36,704)
Dividends declared			(29,952)		(29,952)
Balance at March 31, 2005,

130,055,524 common shares	$26,011	$246,753	$1,443,293	$38,268	$1,754,325

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

The unaudited interim financial information contained in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2004 Annual Report.

NOTE 2 — STOCK OPTION-BASED COMPENSATION.

Our stock-based compensation plans are accounted for using the intrinsic value based method. The exercise price of each option granted is equivalent to the market price of our common stock at the date of grant. Accordingly, no compensation expense related to stock option grants has been recognized in the condensed consolidated statements of income.

The following table illustrates the pro forma effect on net income (in thousands) and earnings per share if we had applied the fair value based method to recognize expense associated with our outstanding and not yet vested stock options. Forfeitures of options are recognized as they occur.

	Three months ended
	03/31/2004	03/31/2005
Net income, as reported	$77,339	$94,297
Additional stock option-based compensation expense estimated using the fair value based method	(13,328)	(13,740)
Related income tax benefits	4,291	4,544

Pro forma net income	$68,302	$85,101

Earnings per share
Basic — as reported	$0.61	$0.72

Basic — pro forma	$0.54	$0.65

Diluted — as reported	$0.58	$0.69

Diluted — pro forma	$0.51	$0.62

The following table summarizes the changes in our stock option grants during the first quarter of 2005.

		Weighted-average
	Options	exercise price
Outstanding at December 31, 2004	24,130,402	$36.65
Granted, primarily reloads	166,590	61.18
Exercised	(1,412,901)	28.52
Forfeited and cancelled	(217,713)	43.98

Outstanding at March 31, 2005	22,666,378	$37.26

At March 31, 2005, we had 9,774,950 options outstanding that will vest over the period through February 2010. Compensation expense attributable to future periods when these options vest, and the related tax benefits, will be:

	Compensation	Income tax
(in thousands)	expense	benefits	Net effect
2nd Quarter 2005	$12,669,000	$(3,842,000)	$8,827,000
3rd Quarter 2005	12,343,000	(3,374,000)	8,609,000
4th Quarter 2005	10,931,000	(3,296,000)	7,635,000
2006	27,991,000	(8,057,000)	19,934,000
2007 through 2010	27,663,000	(7,222,000)	20,441,000

Total	$91,597,000	$(26,151,000)	$65,446,000

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

NOTE 3 — INFORMATION ABOUT REVENUES AND SERVICES.

Revenues (in thousands) from advisory services provided under agreements with sponsored mutual funds and other investment clients for the interim periods ended March 31 include:

	Three months
	2004	2005
Sponsored mutual funds in the U.S.
Stock	$142,481	173,499
Bond and money market	33,027	34,693

	175,508	208,192
Other portfolios	69,501	80,811

Total investment advisory fees	$245,009	$289,003

The following table summarizes the various investment portfolios and assets under management (in billions) on which advisory fees are earned.

	Average during
	three months
	2004	2005	12/31/2004	03/31/2005
Sponsored mutual funds in the U.S.
Stock	$93.2	$115.2	$114.3	$116.7
Bond and money market	29.6	31.5	31.2	31.6

	122.8	146.7	145.5	148.3
Other portfolios	74.7	88.0	89.7	87.6

	$197.5	$234.7	$235.2	$235.9

Fees for advisory-related administrative services provided to our sponsored mutual funds were $44,632,000 and $51,048,000 in the first quarters of 2004 and 2005, respectively. Accounts receivable from the mutual funds aggregate $88,659,000 at December 31, 2004 and $90,550,000 at March 31, 2005. We provide all services to the sponsored U.S. mutual funds under contracts that are subject to periodic review and approval by each of the funds’ boards. Investment advisory contracts are also subject to approval by the funds’ shareholders.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
T. Rowe Price Group, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of March 31, 2005, the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2005 and 2004, and the related condensed consolidated statement of stockholders’ equity for the three-month period ended March 31, 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards established by the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of income, cash flows, and stockholders’ equity for the year then ended (not presented herein); and in our report dated February 4, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Baltimore, Maryland
April 25, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to U.S. individual and institutional investors in our sponsored mutual funds and other managed investment portfolios. Our investment advisory clients outside the United States have grown since we broadly expanded the availability of our services to them in 2001 and now account for more than 5% of our assets under management at March 31, 2005.

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

Financial market results during the first quarter of 2005 were poor and reversed the positive trends that were present in late 2004. Early gains in 2005 were more than wiped out by the end of the quarter with the three major stock indexes all closing down from the beginning of the year. Investor concerns about the strength of the economy, inflation, rising interest rates, and record high oil prices all weighed heavily on the markets. The broad S&P 500 index and the Dow Industrials each fell 2.6% during the quarter. The NASDAQ index, which is heavily weighted with technology companies, finished even lower, down 8.1%. As for fixed income securities, the Federal Reserve increased the federal funds rate twice during the quarter, pushing the target short-term rate to 2.75%. Yields for 10-year U.S. Treasuries rose 6.5% during the quarter to end March 2005 at nearly 4.5%. Bond prices fell.

In this financial environment, total assets under our management ended the first quarter of 2005 at a record $235.9 billion, up $670 million during the quarter. Strong relative investment performance and brand awareness contributed significantly to investors entrusting $5.2 billion of net cash inflows to our management during the first quarter of 2005. This strong growth was significantly impacted by the lower financial market valuations that decreased assets under management by more than $4.5 billion during the quarter.

Assets under management at March 31, 2005 include $176.6 billion in equity securities and $59.3 billion in bond and money market holdings. The related investment portfolios consist of $148.3 billion in the T. Rowe Price mutual funds distributed in the United States and $87.6 billion in other investment portfolios that we manage, including separately managed accounts, sub-advised funds, and other sponsored investment funds offered to investors outside the United States and through variable annuity life insurance plans.

RESULTS OF OPERATIONS — Three months ended March 31, 2005 versus 2004.

Net revenues increased more than $51 million to $357 million. Net operating income increased nearly 20% to more than $147 million from nearly $123 million. Net income increased $17 million to $94.3 million, up 22% from $77.3 million. Diluted earnings per share increased 19% from $.58 to $.69.

Investment advisory revenues were up 18%, or $44 million, due to increased assets under management. Average mutual fund assets were $146.7 billion, almost $24 billion higher than the $122.8 billion average of the prior year’s first quarter. Average assets in other managed portfolios were $88 billion, up more than $13 billion versus the average of $74.7 billion in the 2004 period. Total average assets under management increased $37.2 billion from the 2004 quarter to $234.7 billion for the first quarter of 2005.

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States increased $32.7 million. Mutual fund assets ended March 2005 at $148.3 billion, up $2.8 billion from the beginning of the year. Net investor inflows added another $5.5 billion to mutual fund assets during the quarter, more than offsetting the effect of market value declines, net of income and dividends reinvested, that reduced mutual fund assets $2.7 billion from the end of 2004. Net cash flows were concentrated in U.S. stock funds, but were also positive in the international stock, bond, and money market funds. The Growth Stock, Capital Appreciation, Equity Income, and Mid-Cap Value funds each added more than $500 million of net investor inflows and, together, accounted for nearly $3.1 billion of the funds’ net inflows.

Investment advisory revenues earned on the other investment portfolios that we manage increased $11.3 million to $80.8 million. Ending assets in these portfolios were $87.6 billion, down $2.1 billion from the beginning of 2005. Market value declines, net of income, lowered these assets under management $1.8 billion and investors made net withdrawals of $.3 billion from their portfolios.

Administrative fees and other income increased $7.5 million to nearly $68 million. The change in these revenues includes $6.2 million from our transfer agent and defined contribution plan recordkeeping services to mutual funds and their investors. Additionally, revenues increased $1.3 million from 12b-1 distribution fees received on greater assets under management in the Advisor and R classes of our sponsored mutual fund shares. These changes in administrative fees are generally offset by similar changes in related operating expenses that we incur to provide these services and distribute the Advisor and R classes of mutual fund shares through third party financial intermediaries.

Operating expenses in the 2005 quarter were $27 million more than in the 2004 quarter. Our largest expense, compensation and related costs, increased $17.4 million from the first quarter of 2004. The number of our associates, their total compensation, and the costs of their employee benefits have all increased. Our bonus compensation is being accrued based on improved operating results anticipated for 2005 and the strong relative investment performance that our investment managers are achieving. Base salaries for our associates were increased modestly on January 1, 2005, and we have added about 400 associates since the beginning of 2004, primarily to handle increased volume-related activities and growth. At March 31, 2005, we employed 4,185 associates.

Advertising and promotion expenditures were up $2.4 million versus the 2004 period. We expect our advertising and promotion expenditures in the second quarter of 2005 will decline about 15% to 20% from the first quarter this year while our expenditures for the full year 2005 will be 10% to 15% higher than 2004. We vary the level of our spending based on market conditions and investor demand as well as our efforts to expand our investor base in the United States and abroad.

Occupancy and facility costs together with depreciation expense increased $2.3 million. Costs of rented facilities, including additional leased space, and related maintenance and operating costs associated with deploying our larger staff size are higher than in the 2004 period.

Other operating expenses increased $4.9 million, including $1.3 million of distribution expenses recognized on greater assets under management sourced from financial intermediaries who distribute our Advisor and R classes of mutual fund shares. These costs are funded from an equal increase in our administrative revenues recognized from 12b-1 fees as discussed above. Additional costs of more than $1 million were incurred as a result of our decision in late 2004 to pay for all third party investment research and related services directly. Other operating expenses in 2005 have also risen to meet increased business demands.

Overall, net operating income for the first quarter of 2005 increased 20% or $24.4 million.

Our net non-operating income, which includes the recognition of investment gains and losses as well as interest income and credit facility expenses, increased more than $1.1 million to almost $2 million. Greater cash and investment balances along with higher interest rates added $.9 million to our investment income. Credit facility costs were down $.2 million as we reduced the size and ongoing cost of our credit facility in June 2004.

The 2005 provision for income taxes as a percentage of pretax income was 36.8% for the first quarter of 2005. Tax-exempt interest income and adjustments to our prior year tax liabilities reduced the effective rate less than 1% from the previously disclosed 37.1% rate that we had expected for 2005.

CAPITAL RESOURCES AND LIQUIDITY.

Available net liquid assets, including our mutual fund investments in which there are no unrealized losses, were $650 million at March 31, 2005. A $300 million undrawn, committed credit facility expiring in June 2007 is also available to the company.

Operating activities provided cash flows of more than $149 million in the first quarter of 2005, up nearly $59 million versus the 2004 period. Timing differences in the cash settlements of our assets and liabilities, including first quarter income tax liabilities that were not payable until April 15, accounted for $42 million of the increase while increased net income added $17 million. Net cash used in investing activities totaled nearly $21 million, up $14 million from the first quarter of 2004. Net cash used in financing activities totaled $46 million in the first quarter of 2005, up nearly $33 million from the 2004 period. We expended nearly $37 million to repurchase 600,000 shares of our common stock in March 2005. We did not repurchase any shares in the first quarter of 2004.

NEW ACCOUNTING PRONOUNCEMENT ON STOCK OPTION-BASED COMPENSATION.

As of April 21, 2005, the Securities and Exchange Commission delayed the required implementation date of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, which will require us to recognize stock option-based compensation expense in our income statement. Accordingly, we intend to implement Statement 123R on January 1, 2006, the date required for registrants with a calendar year end.

The calculation of compensation expense that will be recognized in our 2006 income statements is similar to that which we will continue using this year to make the pro forma disclosures in the notes to our financial statements, except that we will also include a reduction for estimated future forfeitures that will be adjusted over time to reflect actual forfeitures. See Note 2 beginning on page 6 of this Form 10-Q report.

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

Our future revenues and results of operations will fluctuate primarily due to changes in the total value and composition of assets under our management. Such changes result from many factors including, among other things: cash inflows and outflows in the T. Rowe Price mutual funds and other managed investment portfolios; fluctuations in the financial markets around the world that result in appreciation or depreciation of the assets under our management; our introduction of new mutual funds and investment portfolios; and changes in retirement savings trends favoring participant-directed investments and defined contribution plans. The ability to attract and retain investors’ assets under our management is dependent on investor sentiment and confidence; the relative investment performance of the Price mutual funds and other managed investment portfolios as compared to competing offerings and market indexes; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; and our level of success in implementing our strategy to expand our business. Our revenues are substantially dependent on fees earned under contracts with the Price funds and could be adversely affected if the independent directors of one or more of the Price funds terminated or significantly altered the terms of the investment management or related administrative services agreements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in the information provided in Item 7A of the 2004 Form 10-K Annual Report.

Item 4. Controls and Procedures.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is appropriately recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of March 31, 2005 are effective at the reasonable assurance level.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the first quarter of 2005, and has concluded that there was no change during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table summarizes activity under our repurchase programs during the quarter ended March 31, 2005. Our repurchases in March 2005 completed the repurchase program authorized under a 1999 Board of Directors’ resolution. Our remaining authorized repurchase program totals 4,846,010 shares under a 2003 Board resolution.

			Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Programs	Programs
January 2005	—	—	—	5,446,010
February 2005	—	—	—	5,446,010
March 2005	600,000	$61.17	600,000	4,846,010

Total	600,000	$61.17	600,000

Item 6. Exhibits.

The following exhibits required by Item 601 of Regulation S-K are furnished herewith.

3(i)	Amended and Restated Charter of T. Rowe Price Group, Inc. as of March 9, 2001. (Incorporated by reference from Form 10-K for 2000; Accession No. 0001113169-01-000003.)

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of December 12, 2002. (Incorporated by reference from Form 10-K for 2002; Accession No. 0000950133-03-000699.)

10.1	Agreement as of January 1, 2005 between T. Rowe Price Retirement Plan Services, Inc. and certain of the T. Rowe Price Funds.

10.2	Transfer Agency and Service Agreement as of January 1, 2005 between T. Rowe Price Services, Inc. and the T. Rowe Price Funds.

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 26, 2005.

T. Rowe Price Group, Inc.

/s/ Kenneth V. Moreland
     Vice President and Chief Financial Officer