Form 10-Q
period 2005-06-30
PRICE T ROWE GROUP INC
filed 2005-07-27
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
☑  Yes   ☐  No
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, July 25, 2005, is 129,779,571.
The exhibit index is at Item 6 on page 16.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	12/31/2004	06/30/2005
ASSETS
Cash and cash equivalents	$499,750	$624,034
Accounts receivable	158,342	164,594
Investments in sponsored mutual funds	215,159	244,581
Debt securities held by savings bank subsidiary	114,075	112,552
Property and equipment	203,807	208,283
Goodwill	665,692	665,692
Other assets	72,000	48,540

Total assets	$1,928,825	$2,068,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$54,172	$41,236
Accrued compensation and related costs	37,799	89,846
Income taxes payable	9,327	7,097
Dividends payable	29,800	29,825
Customer deposits at savings bank subsidiary	100,427	99,142

Total liabilities	231,525	267,146

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, undesignated, $.20 par value — authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value — authorized 500,000,000 shares; issued 129,607,697 shares in 2004 and 129,707,258 shares in 2005	25,922	25,942
Additional capital in excess of par value	250,764	217,610
Retained earnings	1,378,948	1,516,217
Accumulated other comprehensive income	41,666	41,361

Total stockholders’ equity	1,697,300	1,801,130

	$1,928,825	$2,068,276

See the accompanying notes to the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per-share amounts)

	Three months ended		Six months ended
Revenues	06/30/2004	06/30/2005	06/30/2004	06/30/2005
Investment advisory fees	$249,002	$295,531	$494,011	$584,534
Administrative fees and other income	60,546	67,881	121,011	135,836
Investment income of savings bank subsidiary	924	1,046	1,926	2,049

Total revenues	310,472	364,458	616,948	722,419
Interest expense on savings bank deposits	800	912	1,625	1,802

Net revenues	309,672	363,546	615,323	720,617

Operating expenses
Compensation and related costs	113,084	130,123	222,864	257,265
Advertising and promotion	16,117	18,823	37,176	42,294
Depreciation and amortization of property and equipment	9,843	10,502	19,971	20,274
Occupancy and facility costs	16,525	18,166	32,183	36,485
Other operating expenses	26,089	30,411	52,254	61,497

	181,658	208,025	364,448	417,815

Net operating income	128,014	155,521	250,875	302,802

Other investment income	939	5,522	2,092	7,577
Credit facility expenses	468	96	800	191

Net non-operating income	471	5,426	1,292	7,386

Income before income taxes	128,485	160,947	252,167	310,188
Provision for income taxes	48,221	58,198	94,564	113,142

Net income	$80,264	$102,749	$157,603	$197,046

Earnings per share
Basic	$0.63	$0.79	$1.25	$1.52

Diluted	$0.60	$0.76	$1.18	$1.45

Dividends declared per share	$0.19	$0.23	$0.38	$0.46

Weighted average shares
Outstanding	126,976	129,815	126,536	130,039

Assuming dilution	133,513	135,715	133,645	136,226

See the accompanying notes to the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended
	06/30/2004	06/30/2005
Cash flows from operating activities
Net income	$157,603	$197,046
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	19,971	20,274
Other changes in assets and liabilities	33,278	73,433

Net cash provided by operating activities	210,852	290,753

Cash flows from investing activities
Debt securities held by savings bank subsidiary	4,695	916
Additions to property and equipment	(21,589)	(24,694)
Mutual fund and other investment activity	(10,774)	(29,188)

Net cash used in investing activities	(27,668)	(52,966)

Cash flows from financing activities
Repurchases of common stock	—	(75,853)
Stock options exercised	28,362	23,387
Dividends paid to stockholders	(47,721)	(59,752)
Change in savings bank subsidiary deposits	(5,116)	(1,285)

Net cash used in financing activities	(24,475)	(113,503)

Cash and cash equivalents
Net increase during period	158,709	124,284
At beginning of year	236,533	499,750

At end of period	$395,242	$624,034

See the accompanying notes to the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

		Additional		Accumulated
		capital in		other	Total
	Common	excess of par	Retained	comprehensive	stockholders'
	stock	value	earnings	income	equity
Balance at December 31, 2004, 129,607,697 common shares	$25,922	$250,764	$1,378,948	$41,666	$1,697,300
Comprehensive income
Net income			197,046
Change in unrealized security holding gains, net of taxes, including $3,093 in the second quarter				(305)
Total comprehensive income					196,741
1,399,561 common shares issued under stock-based compensation plans	280	42,439			42,719
1,300,000 common shares repurchased	(260)	(75,593)			(75,853)
Dividends declared			(59,777)		(59,777)

Balance at June 30, 2005, 129,707,258 common shares	$25,942	$217,610	$1,516,217	$41,361	$1,801,130

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

	Three months ended		Six months ended
	06/30/2004	06/30/2005	06/30/2004	06/30/2005
Net income, as reported	$80,264	$102,749	$157,603	$197,046
Additional stock-option based compensation expense using the fair value based method	(10,537)	(13,294)	(23,865)	(27,034)
Related income tax benefits	3,108	4,173	7,399	8,718

Pro forma net income	$72,835	$93,628	$141,137	$178,730

Earnings per share
Basic — as reported	$0.63	$0.79	$1.25	$1.52

Basic — pro forma	$0.57	$0.72	$1.12	$1.37

Diluted — as reported	$0.60	$0.76	$1.18	$1.45

Diluted — pro forma	$0.55	$0.69	$1.06	$1.31

At June 30, 2005, we had 9,642,750 options outstanding that will vest over the period through February 2010. Compensation expense, based on the fair-value estimates made at the grant dates, which is attributable to future periods when these options vest, and the related tax benefits, will be:

	Compensation	Income tax
(in thousands)	expense	benefits	Net effect
Third quarter 2005	$12,334,000	$(3,737,000)	8,597,000
Fourth quarter 2005	10,925,000	(3,300,000)	7,625,000
2006	27,927,000	(8,050,000)	19,877,000
2007 through 2010	27,541,000	(7,194,000)	20,347,000

Total	$78,727,000	$(22,281,000)	$56,446,000

These amounts will change to reflect future option grants, estimated and actual forfeitures, and tax benefits that arise upon the future disqualification of incentive stock option grants. In addition, beginning January 1, 2006, we are required to adopt the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, and begin recognizing stock option-based compensation expense in our income statement. Our stock option-based compensation expense for periods after December 31, 2005 will be calculated in a manner similar to that used in making the pro forma disclosures above, except that we will also include a reduction for estimated future forfeitures that will be adjusted over time to reflect actual forfeitures. It is important to note that the use of the fair value method to recognize stock-based compensation expense in the income statement does not diminish total stockholders’ equity.
The following table summarizes the activity in our outstanding stock option grants during the six months ended June 30, 2005.

		Weighted-average
	Options	exercise price
Outstanding at December 31, 2004	24,130,402	$36.65
Granted, including 224,636 reload options	243,136	60.91
Exercised	(1,864,173)	27.60
Forfeited and cancelled	(246,313)	44.77

Outstanding at June 30, 2005	22,263,052	$37.58

NOTE 3 — INFORMATION ABOUT REVENUES AND SERVICES.
Revenues (in thousands) from advisory services provided under agreements with sponsored mutual funds and other investment clients for the interim periods ended June 30 include:

	Three months ended		Six months ended
	06/30/2004	06/30/2005	06/30/2004	06/30/2005
Sponsored mutual funds in the U.S.
Stock	$146,214	$179,148	$288,695	$352,647
Bond and money market	32,694	34,987	65,721	69,680

	178,908	214,135	354,416	422,327
Other portfolios	70,094	81,396	139,595	162,207

	$249,002	$295,531	$494,011	$584,534

The following table summarizes the various investment portfolios and assets under management (in billions) on which advisory fees are earned.

	Average during		Average during
	the second quarter		the first half
	2004	2005	2004	2005	12/31/2004	06/30/2005
Sponsored mutual funds in the U.S.
Stock	$96.0	$118.2	$94.6	$116.7	$114.3	$122.3
Bond and money market	29.4	31.9	29.5	31.7	31.2	32.2

	125.4	150.1	124.1	148.4	145.5	154.5
Other portfolios	76.6	88.6	75.7	88.3	89.7	90.3

	$202.0	$238.7	$199.8	$236.7	$235.2	$244.8

Fees for advisory-related administrative services provided to our sponsored mutual funds were $90,942,000 and $102,475,000 for the first six months of 2004 and 2005, respectively. Accounts receivable from the mutual funds aggregate $88,659,000 at December 31, 2004 and $89,622,000 at June 30, 2005. We provide all services to the sponsored U.S. mutual funds under contracts that are subject to periodic review and approval by each of the funds’ boards. Investment advisory contracts are also subject to approval by the funds’ shareholders.
NOTE 4 — INCOME TAXES.
Our deferred tax accounts included a deferred tax asset and an offsetting valuation allowance of $1.6 million that were recognized in 2002 for an operating loss carryforward originating in an international subsidiary. During the second quarter of 2005, we developed a tax-planning strategy that makes it more likely than not that we would be able to realize a substantial portion of this deferred tax asset. Accordingly, we reversed $1.4 million of the valuation allowance in the second quarter of 2005. The remaining valuation allowance is provided for the estimated costs of implementing the strategy.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
T. Rowe Price Group, Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of June 30, 2005, the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 2005 and 2004, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004, and the related condensed consolidated statement of stockholders’ equity for the six-month period ended June 30, 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
July 26, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL.
Our revenues and net income are derived primarily from investment advisory services provided to U.S. individual and institutional investors in our sponsored mutual funds and other managed investment portfolios. Our investment advisory clients outside the United States have grown since we broadly expanded the availability of our services to them in 2001 and now account for more than 5% of our assets under management at June 30, 2005.
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
Financial market results during the second quarter of 2005 were weak, continuing the first quarter’s disappointing results through to mid-year. Results were mixed among the three major stock indexes, though all finished below their year-end 2004 levels. Investor concerns about the strength of the economy, rising interest rates, and record high oil prices, as well as terrorism and military conflict, continued to weigh on the financial markets. The NASDAQ index, which is heavily weighted with technology companies, finished up 2.9% for the quarter following a loss of 8.1% in the first quarter. Following 2.6% declines in the first quarter, the broad S&P 500 index rose only .9% while the Dow Industrials fell 2.2% during the second quarter. As for fixed income securities, the Federal Reserve increased the federal funds rate twice during the second quarter pushing the target short-term rate to 3.25%. Yields for 10-year U.S. Treasuries declined to 3.92% at June 30, down significantly from the nearly 4.5% level of March 31. Bond prices rose accordingly.
In this financial environment, total assets under our management nonetheless ended the first half of 2005 at a record $244.8 billion, up $8.9 billion during the quarter and $9.6 billion since the beginning of the year. Strong relative investment performance and brand awareness contributed significantly to investors entrusting $8.7 billion of net cash inflows to our management during the first half of 2005, including $3.5 billion in the second quarter. Higher market valuations and income in the second quarter of 2005 reversed the effect of lower financial market valuations in the first quarter, and have increased assets under our management by nearly $.9 billion during the six-month period.
Assets under management at June 30, 2005 include $184.6 billion in equity securities and $60.2 billion in bond and money market holdings. The related investment portfolios consist of $154.5 billion in the T. Rowe Price mutual funds distributed in the United States and $90.3 billion in other investment portfolios that we manage, including separately managed accounts, sub-advised funds, and other sponsored investment funds offered to investors outside the United States and through variable annuity life insurance plans.
RESULTS OF OPERATIONS — Three months ended June 30, 2005 versus 2004.
Net revenues increased nearly $54 million to $363.5 million. Net operating income increased more than 21% to $155.5 million from $128 million. Net income increased $22.5 million to $102.7 million, up 28% from $80.3 million. Diluted earnings per share increased nearly 27% from $.60 to $.76.
Investment advisory revenues were up almost 19%, or $46.5 million, due to increased assets under management. Average mutual fund assets were $150.1 billion, nearly $25 billion higher than the $125.4 billion average of the 2004 second quarter. Average assets in other managed portfolios were $88.6 billion, up $12 billion versus the average of $76.6 billion in the 2004 period. Total average assets under management increased $36.7 billion from the 2004 quarter to $238.7 billion for the second quarter of 2005.
Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States increased $35.2 million. Mutual fund assets ended June 2005 at $154.5 billion, up $6.2 billion during the second quarter of 2005. Net investor inflows added $2.8 billion to mutual fund assets during the 2005 quarter, including $2.6 billion of net cash flows to the U.S. stock funds. Market appreciation and income, net of dividends not reinvested, added

$3.4 billion during the same period. The Growth Stock, Capital Appreciation, and Equity Income funds each added more than $500 million of net investor inflows and, together, accounted for nearly $1.9 billion of the funds’ net inflows.
Investment advisory revenues earned on the other investment portfolios that we manage increased $11.3 million to $81.4 million. Ending assets in these portfolios were $90.3 billion, up $2.7 billion from March 31, 2005. Market value appreciation and income increased these assets under management nearly $2 billion and investors made net investments of $750 million into their investment portfolios.
Administrative fees and other income increased $7.3 million to nearly $68 million. The change in these revenues includes $5.7 million from our transfer agent and defined contribution plan recordkeeping services to mutual funds and their investors based on increases in service activity including shareholder account and transaction volume. Additionally, revenues increased $.9 million from 12b-1 distribution fees received on greater assets under management in the Advisor and R classes of our sponsored mutual fund shares. These changes in administrative fees are generally offset by similar changes in related operating expenses that we incur to provide these services and distribute the Advisor and R classes of mutual fund shares through third party financial intermediaries.
Operating expenses in the 2005 quarter were $26.4 million more than in the 2004 quarter. Our largest expense, compensation and related costs, increased $17.0 million from the second quarter of 2004. The number of our associates, their total compensation, and the costs of their employee benefits have all increased. Our bonus compensation accrual is based on our anticipated 2005 operating results, which reflect our strong relative investment performance, continued growth in assets under management including new investment inflows, and sustained high-quality investor services. Base salaries for our associates were increased modestly on January 1, 2005, and we have added 382 associates since April 1, 2004, primarily to handle increased volume-related activities and growth. At June 30, we employed 4,261 associates.
Advertising and promotion expenditures were up $2.7 million versus the 2004 period as investor activity has increased versus the 2004 period. We vary our level of spending based on market conditions and investor demand as well as our efforts to expand our investor base in the United States and abroad. We expect our advertising and promotion expenditures in the third quarter of 2005 will decline about 15% from the second quarter of this year while our expenditures for the fourth quarter will be 10% to 15% higher than the comparable 2004 period.
Occupancy and facility costs together with depreciation expense increased $2.3 million. Our costs for rented office facilities, including increased space, and related maintenance and operating costs have increased along with our staff size and business needs.
Other operating expenses increased $4.3 million, including $.9 million of distribution expenses recognized on greater assets under management sourced from financial intermediaries who distribute our Advisor and R classes of mutual fund shares. These distribution costs are offset by an equal increase in our administrative revenues recognized from 12b-1 fees as discussed above. The cost of information services increased $2 million from the prior year’s quarter, primarily because of our decision in late 2004 to pay for non-broker-dealer third-party investment research and related services directly. Other operating expenses in 2005 have also risen to meet increased business demands.
Our net non-operating income, which includes the recognition of investment gains and losses as well as interest income and credit facility expenses, increased nearly $5 million to $5.4 million. Larger cash and mutual fund investment balances along with higher interest rates added $2.7 million to our investment income. Other investment gains added $1.9 million, primarily on the disposition of a cost-basis equity investment. Credit facility costs were down $.4 million as we reduced the size and ongoing cost of our credit facility in June 2004.
The 2005 provision for income taxes as a percentage of pretax income is 36.2% reflecting the $1.4 million reversal of the valuation allowance for foreign net operating loss carryforwards discussed in Note 4 to the accompanying interim financial statements.

RESULTS OF OPERATIONS — Six months ended June 30, 2005 versus 2004.
Net revenues increased more than $105 million to nearly $721 million. Net operating income increased almost 21% to about $303 million from nearly $251 million. Net income increased $39.4 million to $197.0 million, up 25% from $157.6 million. Diluted earnings per share increased 23% from $1.18 to $1.45.
Investment advisory revenues were up 18%, or $90.5 million, due to increased assets under management. Average mutual fund assets were $148.4 billion, up $24.3 billion from the prior year’s first half. Average assets in other managed portfolios were $88.3 billion, up $12.6 billion versus the average of $75.7 billion in the 2004 period. Total average assets under management increased nearly $37 billion to $236.7 billion for the first half of 2005.
Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States increased $67.9 million. Mutual fund assets ended June 2005 at $154.5 billion, up $9 billion from the beginning of the year. Net investor inflows added $8.3 billion to mutual fund assets during the first half of the year. Net cash flows into the U.S. stock funds were $7.2 billion in the first half of 2005. The Growth Stock, Capital Appreciation, Equity Income, Mid-Cap Value, and New Era funds each added more than $500 million of net investor inflows and, together, accounted for $5.7 billion of the funds’ net inflows. The T. Rowe Price international stock, bond, and money market funds also experienced positive inflows. Second quarter market gains and income, net of dividends not reinvested, more than offset the effect of market value declines in the first quarter, and for the 2005 year-to-date period added $.7 billion to fund assets.
Investment advisory revenues earned on the other investment portfolios that we manage increased $22.6 million to $162 million. Ending assets in these portfolios were $90.3 billion, up $.6 billion from the beginning of 2005. Market value changes and income added nearly $.2 billion while investors made net additions of more than $.4 billion to these portfolios.
Administrative fees and other income increased $14.8 million to nearly $136 million. The change in these revenues includes $11.8 million from our transfer agent and defined contribution plan recordkeeping services to mutual funds and their investors. Additionally, revenues increased $2.1 million from 12b-1 distribution fees received on greater assets under management in the Advisor and R classes of our sponsored mutual fund shares.
Operating expenses in the first half of 2005 were $53.4 million more than in the 2004 period. Our largest expense, compensation and related costs, increased $34.4 million from the first half of 2004. The number of our associates, their total compensation, and the costs of their employee benefits have all increased. Advertising and promotion expenditures were up $5.1 million or 14% versus the 2004 period. We expect that our advertising and promotion expenditures for the full year 2005 will be about 15% higher than 2004. Occupancy and facility costs together with depreciation expense increased $4.6 million.
Other operating expenses increased $9.2 million, including $2.1 million of distribution expenses recognized on greater assets under management sourced from financial intermediaries who distribute our Advisor and R classes of mutual fund shares. The cost of information services increased $3.2 million from the first half of 2004, primarily because of our decision late last year to pay for non-broker-dealer third-party investment research and related services directly. Other operating expenses in 2005 have also risen to meet increased business demands.
Our net non-operating income, which includes the recognition of investment gains and losses as well as interest income and credit facility expenses, increased $6.1 million to almost $7.4 million. Larger cash and mutual fund investment balances along with higher interest rates added $4.2 million to our investment income. Other net investment gains added $1.3 million, primarily on the disposition of a cost-basis equity investment. Credit facility costs were down $.6 million as we reduced the size and ongoing cost of our credit facility in June 2004.
The 2005 provision for income taxes as a percentage of pretax income is 36.5% reflecting the $1.4 million reversal of the valuation allowance for foreign net operating loss carryforwards discussed in Note 4 to the accompanying interim financial statements. We currently expect that our effective tax rate for the full year 2005 will be approximately 36.7%.

CAPITAL RESOURCES AND LIQUIDITY.
Available net liquid assets, including our mutual fund investments in which there are no unrealized losses, were $700 million at June 30, 2005. A $300 million undrawn, committed credit facility expiring in June 2007 is also available to the company.
Operating activities provided cash flows of $291 million in the first half of 2005, up $80 million versus the 2004 period. Net income accounted for nearly $40 million of the increase while timing differences in the cash settlements of our assets and liabilities added $40 million. Net cash used in investing activities totaled $53 million, up more than $25 million from the 2004 period. We added $29 million to our longer-term investment portfolio in the first half of 2005, up more than $18 million versus the 2004 period. Net cash used in financing activities totaled $113.5 million in the first half of 2005, up $89 million from the 2004 period. We expended nearly $76 million to repurchase 1.3 million shares of our common stock in the first half of 2005. We did not repurchase any shares in the first half of 2004. We also distributed $12 million more to our stockholders in the 2005 period based on our larger per-share quarterly dividend.
PENDING CHANGE IN ACCOUNTING FOR STOCK OPTION-BASED COMPENSATION.
As of April 21, 2005, the Securities and Exchange Commission delayed the required implementation date of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, which will require us to recognize stock option-based compensation expense in our income statement. Accordingly, we intend to implement Statement 123R on January 1, 2006, the date required for registrants with a calendar year end. See Note 2 beginning on page 6 of this Form 10-Q report for more information.
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
Item 4. Controls and Procedures.
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is appropriately recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of June 30, 2005 are effective at the reasonable assurance level.
Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the second quarter of 2005, and has concluded that there was no change during the second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On September 16, 2003, a purported class action (T.K. Parthasarathy,et al., including Woodbury, v. T. Rowe Price International Funds, Inc., et al.) was filed in the Circuit Court, Third Judicial Circuit, Madison County, Illinois, against T. Rowe Price International and the T. Rowe Price International Funds with respect to the T. Rowe Price International Stock Fund. The basic allegations in the case were that the T. Rowe Price defendants did not make appropriate value adjustments to the foreign securities of the T. Rowe Price International Stock Fund prior to calculating the Fund’s daily share prices, thereby allegedly enabling market timing traders to trade the Fund’s shares in such a way as to disadvantage long-term investors. The plaintiffs sought monetary damages.
The case was moved on April 22, 2005 to the U.S. District Court for the Southern District of Illinois, which dismissed the case on May 27, 2005. The plaintiff’s motion to alter and/or amend the order of dismissal was denied on July 7, 2005.
From time to time, various claims against us arise in the ordinary course of business, including employment-related claims. In the opinion of management, after consultation with counsel, it is unlikely that there will be any adverse determination in one or more pending claims that would have a material adverse effect on our financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)	The following table summarizes activity during the second quarter of 2005 under the 2003 Board of Director’s repurchase authorization.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average Price	Publicly	Purchased
	Shares	Paid per	Announced	Under the
Period	Purchased	Share	Programs	Programs
April 2005	179,000	$54.86	179,000	4,667,010
May 2005	521,000	$56.29	521,000	4,146,010
June 2005	—	—	—	4,146,010

Total	700,000	$55.93	700,000

Item 4. Submission of Matters to a Vote of Security Holders.
The annual meeting of our stockholders was held on April 26, 2005. The proxy statement and solicitation pertaining to this meeting were previously filed with the Commission. Shares eligible to vote were 130,282,871 at the record date of February 25, 2005.
The eleven nominees for the Board of Directors were elected to serve until the next annual meeting of directors or until their respective successors are elected and qualify. The tabulation of votes was:

Nominee	For	Withheld
Edward C. Bernard	108,784,511	8,014,762
James T. Brady	109,141,743	7,657,530
J. Alfred Broaddus, Jr.	111,299,647	5,499,626
Donald B. Hebb, Jr.	108,362,277	8,436,996
James A.C. Kennedy	109,039,374	7,759,899
James S. Riepe	111,071,397	5,727,876
George A. Roche	111,017,842	5,781,431
Brian C. Rogers	111,110,520	5,688,753
Dr. Alfred Sommer	111,320,806	5,478,467
Dwight S. Taylor	111,323,282	5,475,991
Anne Marie Whittemore	111,332,354	5,466,919
The appointment of KPMG LLP as the company’s independent registered public accounting firm for 2005 was approved by a vote of 113,874,670 for; 2,294,751 against; and 629,852 abstentions.
Item 5. Other Information.
On July 27, 2005, we issued a press release reporting our results of operations for the second quarter and first half of 2005. A copy of this press release is furnished herewith as exhibit 99. The information in this Item 5 and in Exhibit 99 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

Item 6. Exhibits.
The following exhibits required by Item 601 of Regulation S-K are furnished herewith.

3(i)	Amended and Restated Charter of T. Rowe Price Group, Inc. as of March 9, 2001. (Incorporated by reference from Form 10-K for 2000; Accession No. 0001113169-01-000003.)

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of December 12, 2002. (Incorporated by reference from Form 10-K for 2002; Accession No. 0000950133-03-000699.)

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99	Press release issued July 27, 2005 reporting our results of operations for the second quarter and first half of 2005.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 27, 2005.
T. Rowe Price Group, Inc.
/s/ Kenneth V. Moreland
     Vice President and Chief Financial Officer