Form 10-Q
period 2005-09-30
PRICE T ROWE GROUP INC
filed 2005-10-26
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
Commission File Number: 000-32191
T. ROWE PRICE GROUP, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-2264646
(State of incorporation)	(I.R.S. Employer Identification No.)
100 East Pratt Street, Baltimore, Maryland 21202
(Address, including Zip Code, of principal executive offices)
(410) 345-2000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, October 24, 2005, is 130,690,510.
The exhibit index is at Item 6 on page 15.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	12/31/2004	9/30/2005
ASSETS
Cash and cash equivalents	$499,750	$772,374
Accounts receivable	158,342	167,481
Investments in sponsored mutual funds	215,159	255,041
Debt securities held by savings bank subsidiary	114,075	113,117
Property and equipment	203,807	210,791
Goodwill	665,692	665,692
Other assets	72,000	53,104

Total assets	$1,928,825	$2,237,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$54,172	$48,709
Accrued compensation and related costs	37,799	130,965
Income taxes payable	9,327	16,866
Dividends payable	29,800	29,957
Customer deposits at savings bank subsidiary	100,427	100,447

Total liabilities	231,525	326,944

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, undesignated, $.20 par value — authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value — authorized 500,000,000 shares; issued 129,607,697 shares in 2004 and 130,303,494 shares in 2005	25,922	26,061
Additional capital in excess of par value	250,764	233,748
Retained earnings	1,378,948	1,602,595
Accumulated other comprehensive income	41,666	48,252

Total stockholders’ equity	1,697,300	1,910,656

	$1,928,825	$2,237,600

See the accompanying notes to the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per-share amounts)

	Three months ended		Nine months ended
	9/30/2004	9/30/2005	9/30/2004	9/30/2005
Revenues
Investment advisory fees	$254,689	$319,967	$748,700	$904,501
Administrative fees and other income	61,403	68,561	182,414	204,397
Investment income of savings bank subsidiary	944	1,077	2,870	3,126

Total revenues	317,036	389,605	933,984	1,112,024
Interest expense on savings bank deposits	808	902	2,433	2,704

Net revenues	316,228	388,703	931,551	1,109,320

Operating expenses
Compensation and related costs	117,955	132,011	340,819	389,276
Advertising and promotion	12,952	15,394	50,128	57,688
Depreciation and amortization of property and equipment	10,083	10,795	30,054	31,069
Occupancy and facility costs	16,968	18,646	49,151	55,131
Other operating expenses	27,356	32,005	79,610	93,502

	185,314	208,851	549,762	626,666

Net operating income	130,914	179,852	381,789	482,654

Other investment income	1,519	4,464	3,611	12,041
Credit facility expenses	93	95	893	286

Net non-operating income	1,426	4,369	2,718	11,755

Income before income taxes	132,340	184,221	384,507	494,409
Provision for income taxes	49,815	67,886	144,379	181,028

Net income	$82,525	$116,335	$240,128	$313,381

Earnings per share
Basic	$0.65	$0.89	$1.89	$2.41

Diluted	$0.62	$0.85	$1.80	$2.30

Dividends declared per share	$0.19	$0.23	$0.57	$0.69

Weighted average shares
Outstanding	127,429	130,006	126,836	130,028

Assuming dilution	133,305	136,432	133,531	136,295

See the accompanying notes to the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended
	9/30/2004	9/30/2005
Cash flows from operating activities
Net income	$240,128	$313,381
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	30,054	31,069
Other changes in assets and liabilities	73,416	131,510

Net cash provided by operating activities	343,598	475,960

Cash flows from investing activities
Investments in debt securities by savings bank subsidiary	(33,167)	(21,982)
Proceeds from debt securities held by savings bank subsidiary	32,037	22,187
Additions to property and equipment	(34,878)	(38,383)
Mutual fund and other investment activity	(9,624)	(28,586)

Net cash used in investing activities	(45,632)	(66,764)

Cash flows from financing activities
Repurchases of common stock	(18,334)	(75,853)
Stock options exercised	45,207	28,838
Dividends paid to stockholders	(71,893)	(89,577)
Change in savings bank subsidiary deposits	582	20

Net cash used in financing activities	(44,438)	(136,572)

Cash and cash equivalents
Net increase during period	253,528	272,624
At beginning of year	236,533	499,750

At end of period	$490,061	$772,374

See the accompanying notes to the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

		Additional		Accumulated
		capital in		other	Total
	Common	excess of par	Retained	comprehensive	stockholders'
	stock	value	earnings	income	equity

Balance at December 31, 2004, 129,607,697 common shares	$25,922	$250,764	$1,378,948	$41,666	$1,697,300
Comprehensive income
Net income			313,381
Change in unrealized security holding gains, net of taxes, including $6,891 in the third quarter				6,586
Total comprehensive income					319,967
1,995,797 common shares issued under stock-based compensation plans	399	58,577			58,976
1,300,000 common shares repurchased	(260)	(75,593)			(75,853)
Dividends declared			(89,734)		(89,734)

Balance at September 30, 2005, 130,303,494 common shares	$26,061	$233,748	$1,602,595	$48,252	$1,910,656

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
NOTE 2 — STOCK-BASED COMPENSATION.
Our stock option-based compensation plans are accounted for using the intrinsic value based method. The exercise price of each option granted is equivalent to the market price of our common stock at the date of grant. Accordingly, no compensation expense related to stock option grants has been recognized in our consolidated statements of income.
The following table illustrates the pro forma effect on net income (in thousands) and earnings per share if we had applied the fair value based method to recognize expense associated with our outstanding and not yet vested stock options. Forfeitures of options are recognized as they occur for purposes of this presentation.

	Three months ended		Nine months ended
	9/30/2004	9/30/2005	9/30/2004	9/30/2005
Net income, as reported	$82,525	$116,335	$240,128	$313,381
Additional stock-option based compensation expense using the fair value based method	(9,628)	(13,428)	(33,493)	(40,462)
Related income tax benefits	2,918	4,359	10,317	13,077

Pro forma net income	$75,815	$107,266	$216,952	$285,996

Earnings per share
Basic — as reported	$0.65	$0.89	$1.89	$2.41

Basic — pro forma	$0.59	$0.83	$1.71	$2.20

Diluted — as reported	$0.62	$0.85	$1.80	$2.30

Diluted — pro forma	$0.57	$0.78	$1.63	$2.09

The following table summarizes the activity in our outstanding stock option grants during the nine months ended September 30, 2005.

		Weighted-
		average
		exercise
	Options	price
Outstanding at December 31, 2004	24,130,402	$36.65
Granted, including 365,026 reload options	403,526	62.54
Exercised	(2,779,219)	27.96
Forfeited and cancelled	(293,613)	45.30

Outstanding at September 30, 2005	21,461,096	38.14

On October 3, 2005, we issued 32,000 restricted shares of our common stock to our employees. These shares vest 50% in each of December 2006 and 2007, and must be returned to the company should the employee terminate employment before vesting. On October 3, 2005, we also granted our employees 3,186,700 options to acquire our common stock at $65.24. These options vest over a five-year graded schedule and have a maximum term of 10 years. The following table presents the future compensation expense attributable to the 24,679,796 total awards outstanding at September 30, 2005, as adjusted to include the October 3, 2005 grants.

	Compensation	Income tax	Net income
(in thousands)	Expense	benefits	effect
Fourth quarter 2005	18,046	(5,763)	12,283
First quarter 2006	13,285	(4,258)	9,027
Second quarter 2006	13,388	(4,293)	9,095
Third quarter 2006	13,187	(4,248)	8,939
Fourth quarter 2006	9,887	(3,132)	6,755
2007 through 2010	53,033	(15,612)	37,421

Total	120,826	(37,306)	83,520

Stock-based compensation expense for periods beginning after 2005 is estimated in a manner similar to that used in making our historical pro forma disclosures, except that we have also included a reduction for estimated future forfeitures of our stock incentive awards. Compensation expense as presented above will change to reflect future option and share awards, changes in estimated forfeitures, and adjustments for actual forfeitures. The income tax benefits presented will also vary as compensation expense changes and employees disqualify their incentive stock options as well as to reflect changes in our effective income tax rate.
The change in the recognition of forfeitures conforms to the requirements of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, which we are required to adopt on January 1, 2006. At that time, we will also begin recognizing stock option-based compensation expense in our income statement. It is important to note that the use of the fair value based method to recognize stock option-based compensation expense in the income statement does not diminish total stockholders’ equity.

NOTE 3 — INFORMATION ABOUT REVENUES AND SERVICES.
Revenues (in thousands) from advisory services provided under agreements with sponsored mutual funds and other investment clients for the interim periods ended September 30 include:

	Three months ended		Nine months ended
	9/30/2004	9/30/2005	9/30/2004	9/30/2005
Sponsored mutual funds in the U.S.
Stock	$148,295	$198,379	$436,990	$551,026
Bond and money market	33,609	36,246	99,330	105,926

	181,904	234,625	536,320	656,952
Other portfolios	72,785	85,342	212,380	247,549

	$254,689	$319,967	$748,700	$904,501

The following table summarizes the various investment portfolios and assets under management (in billions) on which advisory fees are earned.

	Average during		Average during
	the third quarter		the first nine months
	2004	2005	2004	2005	12/31/2004	9/30/2005
Sponsored mutual funds in the U.S.
Stock	$96.1	$129.0	$95.0	$120.9	$114.3	$132.5
Bond and money market	30.0	32.6	29.7	32.0	31.2	32.8

	126.1	161.6	124.7	152.9	145.5	165.3
Other portfolios	78.4	92.5	76.6	89.7	89.7	92.3

	$204.5	$254.1	$201.3	$242.6	$235.2	$257.6

Fees for advisory-related administrative services provided to our sponsored mutual funds were $137,796,000 and $155,924,000 for the first nine months of 2004 and 2005, respectively. Accounts receivable from the mutual funds aggregate $88,659,000 at December 31, 2004 and $95,334,000 at September 30, 2005. We provide all services to the sponsored U.S. mutual funds under contracts that are subject to periodic review and approval by each of the funds’ boards. Regulations require that the funds’ shareholders also approve material changes to the investment advisory contracts.
NOTE 4 — INCOME TAXES.
Our deferred tax accounts at December 31, 2004 included a deferred tax asset and an offsetting valuation allowance of $1,536,000 that were recognized in 2002 for an operating loss carryforward originating in an international subsidiary. During the second quarter of 2005, we developed a tax-planning strategy that makes it more likely than not that we would be able to realize a substantial portion of this deferred tax asset. Accordingly, we reversed $1,361,000 of the valuation allowance in the second quarter of 2005. The remaining valuation allowance is provided for the estimated costs of implementing the strategy.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
T. Rowe Price Group, Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of September 30, 2005, the related condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2005 and 2004, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004, and the related condensed consolidated statement of stockholders’ equity for the nine-month period ended September 30, 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
October 25, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL.
Our revenues and net income are derived primarily from investment advisory services provided to U.S. individual and institutional investors in our sponsored mutual funds and other managed investment portfolios. Investment advisory clients outside the United States account for 5% of our assets under management at September 30, 2005.
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
Financial market results during the third quarter of 2005 were mixed, continuing the trend experienced during the first half of the year. Results during the quarter were slightly positive for the three major stock indexes, though the nine-month results were mixed with only the broad S&P 500 index closing above its year-end 2004 level. Investor concerns about rising interest rates and record high fuel prices were compounded by the damage in the Gulf Coast region of the United States that was inflicted by Hurricanes Katrina and Rita. Military action, terrorism and the strength of the U.S. economy also continued to weigh on the financial markets. The NASDAQ index, which is heavily weighted with technology companies, ended the nine-month period down just over 1% after finishing up more than 4% for the quarter. Similarly, the Dow Industrials ended the period about 2% lower than the beginning of the year after posting a modest gain of nearly 3% in the third quarter. Only the S&P 500 closed September with positive results for both the quarter and year-to-date periods (slightly more than 3% and 1%, respectively). All three indexes have reached four-year highs this year though all have fallen off subsequently. As for fixed income securities, the Federal Reserve increased the federal funds rate twice during the third quarter pushing the target short-term rate to 3.75%. Yields for 10-year U.S. Treasuries rose to about 4.3%, up from 3.9% at June 30, but still not back to the nearly 4.5% level of March 31. Bond prices fell during the quarter while investors continued to seek higher yields.
Despite this challenging financial environment, total assets under our management ended the third quarter of 2005 at a record $257.6 billion, up $12.8 billion during the quarter and $22.4 billion since the beginning of the year. Strong relative investment performance and brand awareness contributed significantly to investors entrusting $10.9 billion of net cash inflows to our management thus far in 2005, including $2.2 billion in the third quarter. Higher market valuations and income have increased assets under our management by $11.5 billion during the first nine-months of 2005.
Assets under management at September 30, 2005 include $197 billion in equity securities and nearly $61 billion in bond and money market holdings. The underlying investment portfolios consist of $165.3 billion in the T. Rowe Price mutual funds distributed in the United States and $92.3 billion in other investment portfolios that we manage, including separately managed accounts, sub-advised funds, and other sponsored investment funds offered to investors outside the U.S. and through variable annuity life insurance plans.
RESULTS OF OPERATIONS — Three months ended September 30, 2005 versus 2004.
Net revenues increased more than $72 million to $388.7 million. Net operating income increased over 37% to nearly $179.9 million from $130.9 million. Net income increased $33.8 million to $116.3 million, up 41% from $82.5 million. Diluted earnings per share increased 37% from $.62 to $.85.
Investment advisory revenues were up almost 26%, or $65.3 million due to increased assets under management. Average mutual fund assets were $161.6 billion, $35.5 billion higher than the $126.1 billion average during the comparable 2004 quarter. Average assets in other managed portfolios were $92.5 billion, up $14.1 billion from $78.4 billion for the 2004 period. Total average assets under management of $254.1 billion in the third quarter of 2005 were $49.6 billion higher than in the 2004 period.

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States increased $52.7 million. Mutual fund assets ended September 2005 at $165.3 billion, up $10.8 billion during the 2005 quarter. Net investor inflows added $3.5 billion to mutual fund assets during the 2005 quarter, with the U.S. stock funds adding $2.3 billion, the international stock funds adding $.7 billion and the bond and money market funds adding $.5 billion. The Growth Stock and Capital Appreciation funds together added nearly $1.1 billion of the net inflows, while the New Income, Value, and Equity Income funds each added more than $250 million. Cash inflows during the third quarter of 2005 also included nearly $400 million resulting from the merger of the TD Waterhouse Index Funds into four of the T. Rowe Price index funds. Market appreciation and income, net of dividends not reinvested, added $7.3 billion during the 2005 quarter.
Investment advisory revenues earned on the other investment portfolios that we manage increased about $12.6 million to more than $85.3 million. Ending assets in these portfolios were $92.3 billion, up $2.0 billion from June 30, 2005. Market appreciation and income of $3.3 billion was offset by net investor outflows of $1.3 billion primarily from international investment portfolios.
Administrative fees and other income increased nearly $7.2 million to $68.6 million. The change in these revenues includes $4.6 million from increases in servicing activity including shareholder account and transaction volume in our transfer agent and defined contribution plan recordkeeping services to mutual funds and their investors. Additionally, revenues increased more than $1.5 million from 12b-1 distribution fees received on greater assets under management in the Advisor and R classes of our sponsored mutual fund shares. These changes in administrative fees are generally offset by similar changes in related operating expenses that we incur to provide these services and distribute the Advisor and R classes of mutual fund shares through third party financial intermediaries.
Operating expenses in the 2005 quarter were $23.5 million more than in the 2004 quarter. Our largest expense, compensation and related costs, increased $14.1 million from the third quarter of 2004. The number of our associates, their total compensation, and the costs of their employee benefits have all increased. Our bonus compensation is accrued in interim periods based on our anticipated operating results for the year, which for 2005 reflect our strong relative investment performance, continued growth in assets under management including new investment inflows, and sustained high-quality investor services. Base salaries for our associates were increased modestly on January 1, 2005, and we have increased our staff size 7% since July 1, 2004, primarily to handle increased volume-related activities and growth. At September 30, 2005, we employed 4,278 associates.
Advertising and promotion expenditures were up $2.4 million versus the 2004 period as investor activity has increased. We vary our level of spending based on market conditions and investor demand as well as our efforts to expand our investor base in the United States and abroad. We expect our advertising and promotion expenditures in the fourth quarter of 2005 will increase about $13 million from the third quarter of this year.
Occupancy and facility costs together with depreciation expense increased $2.4 million. Our costs for rented office facilities, including increased space, and related maintenance and operating costs have increased along with our staff size and business needs.
Other operating expenses increased more than $4.6 million, including $1.5 million of distribution expenses recognized on greater assets under management sourced from financial intermediaries who distribute our Advisor and R classes of mutual fund shares. These distribution costs are offset by an equal increase in our administrative revenues recognized from 12b-1 fees as discussed above. The cost of information services increased $2 million from the prior year’s quarter, primarily because of our decision in late 2004 to pay for non-broker-dealer third-party investment research and related services directly. Other operating expenses in 2005 have also risen to meet increased business demands and reflect an increase in charitable contributions to our corporate foundation.
Our net non-operating income, which includes the recognition of investment gains and losses as well as interest income and credit facility expenses, were $4.4 million in the third quarter of 2005, an increase of $2.9 million primarily as a result of larger money market mutual fund investment balances along with higher interest rates.
The 2005 quarterly provision for income taxes as a percentage of pretax income is 36.9%, little changed from the 36.8% rate for the 2004 year.

RESULTS OF OPERATIONS — Nine months ended September 30, 2005 versus 2004.
Net revenues increased $178 million to $1.1 billion. Net operating income increased more than 26% to $483 million from $382 million. Net income increased more than $73 million to more than $313 million, up 30.5% from $240 million. Diluted earnings per share increased 28% from $1.80 to $2.30.
Investment advisory revenues were up 21%, or $156 million, due to increased assets under management. Average mutual fund assets were $152.9 billion, up $28.2 billion from the first nine months of 2004. Average assets in other managed portfolios were almost $90 billion, up $13 billion versus the average of nearly $77 billion in the 2004 period. Total average assets under management increased $41.3 billion to $242.6 billion for the first nine months of 2005.
Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States increased $121 million. Mutual fund assets under management are up $19.8 billion from the beginning of 2005. Net investor inflows have added $11.8 billion, including $9.5 billion into the U.S. stock funds, $1.2 billion into our bond and money market funds and $1.1 billion into our international stock funds. The Growth Stock, Capital Appreciation, Equity Income, New Era, and Mid-Cap Value funds each added more than $650 million of net investor inflows and, together, accounted for $7.2 billion of the funds’ net inflows. Market gains and income, net of dividends not reinvested, added $8.0 billion to fund assets in the first nine months of 2005, with more than 90% of that amount coming in the third quarter.
Investment advisory revenues earned on the other investment portfolios that we manage increased $35 million to nearly $248 million. Ending assets in these portfolios were $92.3 billion, up $2.6 billion from the beginning of 2005. Market value changes and income added $3.5 billion while net investor outflows were $.9 billion. Inflows from subadvised and separate account clients investing in U.S. securities were more than offset by outflows from international investment portfolios.
Administrative fees and other income increased nearly $22 million to more than $204 million. The change in these revenues includes $16.4 million from our transfer agent and defined contribution plan recordkeeping services to mutual funds and their investors. Additionally, revenues increased $3.6 million from 12b-1 distribution fees received on greater assets under management in the Advisor and R classes of our sponsored mutual fund shares.
Operating expenses for the first nine months of 2005 were $77 million more than in the 2004 period. Our largest expense, compensation and related costs, increased $48.4 million versus the first nine months of 2004. The number of our associates, their total compensation, and the costs of their employee benefits have all increased. Advertising and promotion expenditures were up $7.6 million, or 15%, versus the 2004 period. Occupancy and facility costs together with depreciation expense increased $7 million.
Other operating expenses increased $13.9 million, including $3.6 million of distribution expenses recognized on greater assets under management sourced from financial intermediaries who distribute our Advisor and R classes of mutual fund shares. The cost of information services increased $5.2 million from the first nine months of 2004, primarily because of our decision late last year to pay for non-broker-dealer third-party investment research and related services directly. Other operating expenses in 2005 have also risen to meet increased business demands and reflect an increase in charitable contributions to our corporate foundation.
Our net non-operating income increased $9 million to nearly $12 million. Larger money market and other mutual fund investment balances along with higher interest rates added $7.3 million to our investment income. Other net investment gains added $1.1 million, primarily the result of the acquisition of a cost-basis investee by a third party. Credit facility costs were down $.6 million as we reduced the size and ongoing cost of our credit facility in the first half of 2004.
The 2005 year-to-date provision for income taxes as a percentage of pretax income is 36.6% reflecting the $1.4 million reversal of the valuation allowance for foreign net operating loss carryforwards in the second quarter of 2005 that is discussed in Note 4 to the accompanying interim financial statements. We currently expect that our effective tax rate for the full year 2005 will be approximately 36.7%.

CAPITAL RESOURCES AND LIQUIDITY.
Available net liquid assets, including our mutual fund investments portfolio in which there are unrealized losses of $5 thousand, were $800 million at September 30, 2005. A $300 million undrawn, committed credit facility expiring in June 2007 is also available to the company.
Operating activities provided cash flows of $476 million for the first nine months of 2005, up $132 million versus the 2004 period. Net income accounted for $73 million of the increase while timing differences in the cash settlements of our assets and liabilities added $58 million. Net cash used in investing activities totaled $67 million, up $21 million from the 2004 period. We added almost $29 million to our mutual fund and other investment portfolios in the first nine months of 2005, up $19 million versus the 2004 period. Net cash used in financing activities totaled $137 million in the first nine months of 2005, up $92 million from the 2004 period. We expended $76 million to repurchase 1.3 million shares of our common stock compared to $18 million for 400,000 shares in the first nine months of 2004. We also distributed $18 million more to our stockholders in the 2005 period based on our larger per-share quarterly dividend and collected $16 million less as exercises of vested stock options were 1.3 million shares fewer than in the 2004 period.
PENDING CHANGE IN ACCOUNTING FOR STOCK OPTION-BASED COMPENSATION.
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
Item 4. Controls and Procedures.
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is appropriately recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of September 30, 2005 are effective at the reasonable assurance level.
Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the third quarter of 2005, and has concluded that there was no change during the third quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
In September 2003, a purported class action (T.K. Parthasarathy, et al., including Woodbury, v. T. Rowe Price International Funds, Inc., et al.) was filed in the Circuit Court, Third Judicial Circuit, Madison County, Illinois, against T. Rowe Price International and the T. Rowe Price International Funds with respect to the T. Rowe Price International Stock Fund. The basic allegations in the case were that the T. Rowe Price defendants did not make appropriate value adjustments to the foreign securities owned by the T. Rowe Price International Stock Fund prior to calculating the Fund’s daily share prices, thereby allegedly enabling market timing traders to trade the Fund’s shares in such a way as to disadvantage long-term investors. The plaintiffs sought monetary damages. The case was removed on April 22, 2005 to the U.S. District Court for the Southern District of Illinois, which dismissed the case on May 27, 2005. The Plaintiff appealed to the U.S. Court of Appeals for the Seventh Circuit. The appeal is stayed pending a determination by the U.S. Supreme Court to grant or deny a writ of certiorari filed in another case involving unrelated third parties.
From time to time, various claims against us arise in the ordinary course of business, including employment-related claims. In the opinion of management, after consultation with counsel, it is unlikely that there will be any adverse determination in one or more pending claims that would have a material adverse effect on our financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)	There was no activity during the third quarter of 2005 under the 2003 Board of Director’s repurchase authorization that, at September 30, 2005, allows for the repurchase of a maximum of 4,146,010 common shares.
Item 5. Other Information.
On October 26, 2005, we issued a press release reporting our results of operations for the third quarter and first nine months of 2005. A copy of this press release is furnished herewith as exhibit 99. The information in this Item 5 and in Exhibit 99 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.
Item 6. Exhibits.
The following exhibits required by Item 601 of Regulation S-K are furnished herewith.

3 (i)	Amended and Restated Charter of T. Rowe Price Group, Inc. as of March 9, 2001. (Incorporated by reference from Form 10-K for 2000; Accession No. 0001113169-01-000003.)

3 (ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of December 12, 2002. (Incorporated by reference from Form 10-K for 2002; Accession No. 0000950133-03-000699.)

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99	Press release issued October 26, 2005 reporting our results of operations for the third quarter and first nine months of 2005.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 26, 2005.
T. Rowe Price Group, Inc.
/s/ Kenneth V. Moreland
     Vice President and Chief Financial Officer