Form 10-K
period 2005-12-31
PRICE T ROWE GROUP INC
filed 2006-02-16
CIK 1113169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2005
Commission file number 000-32191
T. ROWE PRICE GROUP, INC.
(Exact name of registrant as specified in its charter)
State of incorporation MARYLAND
I.R.S. Employer Identification No. 52-2264646
Address, including Zip Code, of principal executive offices 100 EAST PRATT STREET, BALTIMORE, MARYLAND 21202
Registrant’s telephone number, including area code (410) 345-2000
Securities registered pursuant to Section 12(b) of the Act NONE
Securities registered pursuant to Section 12(g) of the Act COMMON STOCK, $.20 PAR VALUE PER SHARE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.              ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.           ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.                    ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                                                      ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                      ☐ Yes ☑ No
The aggregate market value of the common equity (all voting) held by non- affiliates (excludes executive officers and directors) computed by reference to the price at which the common equity was last sold as of June 30, 2005 was $7.5 BILLION.
The number of shares outstanding of the registrant’s common stock as of the latest practicable date, FEBRUARY 14, 2006, is 132,039,453.
DOCUMENTS INCORPORATED BY REFERENCE: In Part III, the Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.
Exhibit index begins on page 40.

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
We operate our investment advisory business through our subsidiary companies, primarily T. Rowe Price Associates, T. Rowe Price International, and T. Rowe Price Global Investment Services. The late Thomas Rowe Price, Jr., began our advisory business in 1937, and the common stock of T. Rowe Price Associates was first offered to the public in 1986. The T. Rowe Price Group corporate holding company structure was established in late 2000.
Total assets under our management increased $34.3 billion over the course of 2005 and ended the year at an all-time record of $269.5 billion, including $178 billion held in retirement accounts and variable annuity investment portfolios. Assets under our management at the end of 2005 included $208.3 billion of equity securities and $61.2 billion of debt securities. The five largest Price funds at December 31, 2005 — Equity Income, Mid-Cap Growth, Growth Stock, Blue Chip Growth and Small-Cap Stock — account for 24% of assets under management at that time and nearly 30% of 2005 investment advisory revenues.
Our assets under management are accumulated from a diversified client base that is accessed across four primary distribution methods. Our assets under management are sourced approximately 20-30% from each of the following: third-party financial intermediaries that distribute our managed investment portfolios in the U.S. and foreign countries, individual U.S. investors on a direct basis, U.S. defined contribution retirement plans, and institutional investors in the U.S. and foreign countries. Our largest client account relationship, excluding the T. Rowe Price funds, is with a third-party financial intermediary that accounted for 4% of our investment advisory revenues in 2005.
In 2001, our U.K. investment advisory subsidiary, T. Rowe Price Global Investment Services, expanded our investment advisory business to Europe where we now offer separate account management to institutional investors, subadvisory services, and a series of Luxembourg-domiciled mutual funds with share classes for institutional investors and for individuals reached through third party intermediaries. These initiatives complement those that we began in 1999 in Japan through which we subadvise investment assets for Daiwa SB Investments. We hold a 10% interest in Daiwa SB. Our international clients account for 5% of our total assets under management at December 31, 2005.
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
These funds continue to attract considerable net cash inflows from existing fund shareholders and direct rollovers from retirement plans into new IRA accounts that we offer.

Investment objectives for our managed investment portfolios, including the Price funds, accommodate a variety of strategies. Investors select from among the mutual funds based on the distinct objective that is described in each fund’s prospectus. Investment management of other client portfolios includes approaches similar to those employed in the Price funds. Equity investment strategies may emphasize large-cap, mid-cap or small-cap investing; growth, value or core investing; and U.S., global, or international investing. We also offer systematic, tax-efficient, and blended equity investment strategies as well as active, systematic and municipal tax-free management strategies for fixed income investments. Our specialized advisory services include management of stable value investment contracts and a distribution management service for the disposition of equity securities received from third-party venture capital investment pools.
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
Prior to 2005, we made modest use of fully permissible payments by brokers to obtain non-broker-dealer third-party investment research and related services. After careful evaluation during 2004, we decided to phase out these arrangements and to pay for these services directly.
We also provide certain administrative services as ancillary services to our investment advisory clients. These administrative services are provided by several of our subsidiary companies and include mutual fund transfer agent, accounting, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans investing in our sponsored mutual funds; discount brokerage; and trust services. About 90% of our administrative revenues in 2005 were based on the recovery of expenses incurred to provide the related services. Administrative revenues, therefore, do not significantly affect our net income.
Information concerning our revenues, results of operations, total assets, and investment assets under our management during the past three years is contained in our consolidated financial statements and in note 5 thereto, which are both included in Item 8 of this Form 10-K.
2005 DEVELOPMENTS.
Financial market results in the United States during 2005 were mixed with the three major stock market indexes falling below end of 2004 levels for much of the year. There were periods of strength, however, as all three indexes reached four-year highs before falling back late in the year. Investor concerns about rising interest rates and record high fuel prices were compounded by the hurricane damage to the Gulf Coast region of the United States. Military action, terrorism and the uncertainties surrounding the strength of the U.S. economy also continued to weigh on the financial markets. The S&P 500 closed 2005 with the best performance among the indexes, posting a modest 3% return for the year. The NASDAQ index, which is heavily weighted with technology companies, ended the year up only 1.4% while the Dow Jones Industrials closed down .6% for the year.
Foreign equity markets were stronger in 2005, with the Dow Jones Latin America, Asia/Pacific, and Europe Indexes all outperforming their U.S. counterparts. Lower global interest rates, higher corporate profits, and stronger economic conditions, including those in emerging markets, broadly presented favorable conditions for the financial markets outside the United States.
As for fixed income securities, yields for 10-year U.S. Treasuries rose only 4% to close 2005 at 4.39%. By year-end, the yield curve had inverted with short-term rates exceeding long-term rates and investors worried about the possibility of a pending economic downturn. The Federal Reserve continued its series of .25% increases in 2005, pushing the target short-term rate up 200 basis points over the course of the year to 4.25%. As 2006 began, the Federal Reserve signaled that its series of tightening moves was slowing and nearing an end.

Despite this less than robust financial environment in 2005, total assets under our management ended 2005 at a record $269.5 billion, up $34.3 billion during the year. Strong relative investment performance and brand awareness contributed significantly to investors entrusting $16.1 billion of net cash inflows to our management in 2005, down from the $20.7 billion record net cash inflows in 2004. Net cash inflows during 2005 included nearly $400 million resulting from the July merger of the TD Waterhouse Index Funds into four of the T. Rowe Price index funds. Higher market valuations and income increased assets under our management by $18.2 billion during 2005.
Assets under management at December 31, 2005 include $170.2 billion in the T. Rowe Price mutual funds distributed in the United States and $99.3 billion in other investment portfolios that we manage, including separately managed accounts, sub-advised funds, and other sponsored investment funds offered to investors outside the U.S. and through variable annuity life insurance plans.
In particular, the investment advisory results for the T. Rowe Price funds have been strong. At least 70% of the funds across their share classes surpassed their Lipper peer group averages on a total return basis for the one-, three-, five-, and 10-year periods ended December 31, 2005. In addition, 59% of our rated mutual funds in the U.S. ended the year with an overall rating of four or five stars from Morningstar, compared with 32.5% for the overall industry.
Our series of target date Retirement Funds, which are designed to provide shareholders with single, diversified portfolios that invest in underlying T. Rowe Price funds and automatically shift asset allocations between funds as the investor ages, continue to be a significant part of asset growth. Total assets in the Retirement Funds reached $8.4 billion at December 31, 2005, an increase of $4.8 billion over the course of 2005.
PRICE FUNDS. We provide investment advisory, distribution and other administrative services to the Price funds under various agreements. Investment advisory services are provided to each fund under individual investment management agreements that grant the fund the right to use the T. Rowe Price name. The boards of the respective funds, including a majority of directors who are not interested persons of the funds or of T. Rowe Price Group (as defined in the Investment Company Act of 1940, as amended), must approve the investment management agreements annually. Fund shareholders must approve material changes to these investment management agreements. Each agreement automatically terminates in the event of its assignment (as defined in the Investment Company Act) and, generally, either party may terminate the agreement without penalty after a 60-day notice. The termination of one or more of these agreements could have a material adverse effect on our results of operations.
Advisory Services. Investment advisory revenues are based upon the daily net assets managed in each fund. Additional fees are earned for advisory-related administrative services as discussed below. Independent directors and trustees of the Price funds regularly review our fee structures.
The advisory fee paid by each of the Price funds generally is computed each day by multiplying a fund’s net assets by a specific fee. For the majority of the Price funds, the fee is equal to the sum of a group charge that is set based on the combined net assets of those funds and an individual fund charge that is set based on the fund’s specific investment objective. The 2005 fee rates determined in this manner varied from a low of 31 basis points for the U.S. Treasury Money to a high of 106 basis points for the Emerging Markets Stock, Emerging Europe & Mediterranean, International Discovery, and Latin America funds. To the extent that the combined net assets of the funds increase, the group charge component of the fee and each overall fund fee decreases. Details of each fund’s fee arrangement are available in its prospectus.
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
Several of the Price funds have different fee arrangements. The Equity Market Index funds and the Summit funds each have single, all-inclusive fees covering all investment management and operating expenses. Each of the funds in the Spectrum series and the Retirement date series of mutual funds invest in a broadly diversified portfolio of other Price funds and have no separate investment advisory fee. However, they indirectly bear the expenses of the funds in which they invest. Mutual funds for institutional investors each have separate advisory fee arrangements.
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
Fund Assets. At December 31, 2005, assets under our management in the Price funds aggregated $170.2 billion, an increase of nearly $25 billion from the beginning of the year. The following table presents the net assets (in millions) of our largest funds (net assets in excess of $250 million) at December 31, 2004 and 2005 and the year each fund was started. The Spectrum and Retirement series of funds are not listed in the table because their assets are included in the underlying funds.

	2004	2005
Stock funds:
Growth Stock (1950)	$8,788	$12,775
New Horizons (1960)	5,741	6,539
New Era (1969)	2,148	3,764
International Stock (1980)	5,243	5,767
Growth & Income (1982)	1,881	1,722
Equity Income (1985)	18,376	20,392
New America Growth (1985)	935	865
Capital Appreciation (1986)	4,962	7,404
Science & Technology (1987)	4,507	3,731
International Discovery (1988)	1,002	1,502
Small-Cap Value (1988)	5,101	5,320
Institutional Foreign Equity (1989)	678	259
Equity Index 500 (1990)	4,789	5,758
European Stock (1990)	852	812
New Asia (1990)	997	1,442
Balanced (1991)	2,164	2,419
Japan (1991)	209	489
Dividend Growth (1992)	754	774
Mid-Cap Growth (1992)	13,219	15,658
Small-Cap Stock (1992)	6,820	7,415
Blue Chip Growth (1993)	8,263	8,703
Latin America (1993)	311	1,088
Media & Telecommunications (1993)	876	1,035
Personal Strategy Balanced (1994)	952	1,194
Personal Strategy Growth (1994)	616	892
Personal Strategy Income (1994)	348	460
Value (1994)	2,543	3,586
Emerging Markets Stock (1995)	755	1,558
Health Sciences (1995)	1,329	1,488
Financial Services (1996)	411	394
Institutional Mid-Cap Equity Growth (1996)	402	459
Mid-Cap Value (1996)	5,071	6,108
Real Estate (1997)	641	961
Extended Equity Market Index (1998)	161	271
International Growth & Income (1998)	617	1,307
Total Equity Market Index (1998)	356	382
Emerging Europe & Mediterranean (2000)	153	1,059
Institutional Small-Cap Stock (2000)	478	447
Other funds (14)	873	1,525

	114,322	137,724

Bond and money market funds:
New Income (1973)	2,887	3,525
Prime Reserve (1976)	4,883	4,883
Tax-Free Income (1976)	1,736	1,764
Tax-Exempt Money (1981)	696	1,069
U.S. Treasury Money (1982)	930	874
Tax-Free Short-Intermediate (1983)	571	514
High Yield (1984)	4,299	4,063
Short-Term Bond (1984)	1,517	1,283
GNMA (1985)	1,353	1,263
Tax-Free High Yield (1985)	1,220	1,384
California Tax-Free Bond (1986)	265	289
International Bond (1986)	1,731	1,679
Maryland Tax-Free Bond (1987)	1,288	1,358
U.S. Treasury Intermediate (1989)	291	259
Virginia Tax-Free Bond (1991)	432	477
Summit Cash Reserves (1993)	3,151	3,976
Summit Municipal Money Market (1993)	655	393
Emerging Markets Bond (1994)	278	476
Institutional High Yield (2002)	606	341
Other funds (17)	2,365	2,614

	31,154	32,484

	$145,476	$170,208

We invest in many of the T. Rowe Price funds through our operating subsidiaries and our investments holding company subsidiary, TRP Finance.

OTHER INVESTMENT PORTFOLIOS. We managed $99.3 billion at December 31, 2005 in other client investment portfolios, up $9.6 billion from the beginning of the year. We provide investment advisory services to these clients through our subsidiaries on a separately managed or subadvised account basis and through sponsored investment portfolios generally organized by us such as common trust funds, partnerships, the Luxembourg-based mutual funds, and variable annuity life insurance plans. At December 31, these portfolios included the following investment assets:

	2004	2005
U.S. stocks	$50,361	$61,397
International stocks	11,252	9,201
Stable value assets	11,042	11,968
Other bonds and money market securities	17,059	16,719

	$89,714	$99,285

Our fees for managing these investment portfolios are computed using the value of assets under our management. In 2005, more than 60% of these advisory fees were recognized based on daily valuations. The balance of these managed investment portfolios are generally billed quarterly. End of billing period valuations generated about 30% of the 2005 advisory fees from other managed portfolios while beginning of billing period values were the basis for less than 10% of these fees.
We charge fees for investment management based on, among other things, the specific investment services to be provided. Our standard form of investment advisory agreement for client accounts provides that the agreement may be terminated at any time and that any unearned fees paid in advance will be refunded.
REGULATION. T. Rowe Price Associates, T. Rowe Price International, T. Rowe Price Global Investment Services, T. Rowe Price Global Asset Management, T. Rowe Price (Canada), and T. Rowe Price Advisory Services are registered with the SEC as investment advisers under the Investment Advisers Act of 1940. T. Rowe Price Global Investment Services, T. Rowe Price Global Asset Management, and T. Rowe Price International are regulated by the Financial Services Authority (FSA) in Great Britain and, in certain cases, by other foreign regulators. Our transfer agent services subsidiaries are registered under the Securities Exchange Act of 1934, and our trust company is regulated by the State of Maryland, Commissioner of Financial Regulation. T. Rowe Price Savings Bank is regulated by the Office of Thrift Supervision, U.S. Department of the Treasury. T. Rowe Price (Canada) is also registered with the Ontario and Manitoba securities commissions.
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
Certain of our subsidiaries are subject to net capital requirements including those of various federal, state, and foreign regulatory agencies. Our subsidiaries’ net capital, as defined, meets or exceeds all minimum requirements.
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

EMPLOYEES. At December 31, 2005, we employed 4,372 associates, up 5.6% from the end of 2004. We may add additional temporary and part-time personnel to our staff from time to time to meet periodic and special project demands, primarily for technology and mutual fund administrative services.
SEC FILINGS. We make available free of charge through our Internet web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. To obtain any of this information, access our Internet home page at www.troweprice.com; select: Company Info and Press; and then select: Financial Information.

Item 1A.	Risk Factors.
An investment in our common stock involves various risks, including those mentioned below and those that are discussed from time-to-time in our other periodic filings with the SEC. Investors should carefully consider these risks, along with the other information contained in this report, before making an investment decision regarding our common stock. There may be additional risks of which we are currently unaware, or which we currently consider immaterial. All of these risks could have a material adverse effect on our financial condition, results of operations, and value of our common stock.
RISKS RELATING TO OUR BUSINESS AND THE FINANCIAL SERVICES INDUSTRY
Our revenues are based on the market value and composition of the assets under our management, all of which are subject to fluctuation caused by factors outside of our control.
We derive our revenues primarily from investment advisory services provided by our subsidiaries to individual and institutional investors in the T. Rowe Price mutual funds and other investment portfolios. Our investment advisory fees typically are calculated as a percentage of the market value of the assets under our management. We generally earn higher fees on assets invested in our equity funds and equity investment portfolios than we earn on assets invested in our fixed income funds and portfolios. Among equity investments, there is a significant variation in fees earned from index-based investments at the low end and emerging markets funds and portfolios at the high end. Fees also vary across the fixed income funds and portfolios, though not as widely as equity investments, with money market securities at the low end and non-U.S. bonds at the high end. As a result, our revenues are dependent on the value and composition of the assets under our management, all of which are subject to substantial fluctuation due to many factors, including:
•   Investor Mobility. Our investors generally may withdraw their funds at any time, on very short notice and without any significant penalty.
•   General Market Declines. A general downturn in stock or bond prices would cause the value of assets under our management to decrease, and may also cause investors to withdraw their investments, thereby further decreasing the level of assets under our management.
•   Investment Performance. If the investment performance of our managed portfolios is less than that of our competitors or applicable third-party benchmarks, we could lose existing and potential customers and suffer a decrease in assets under management. Institutional investors in particular consider changing investment advisors based upon poor relative investment performance. Individual investors in contrast are more likely to react to poor absolute investment performance.
•   Global Economies. National and international political and economic events may cause financial market declines that lower the value of assets under our management, and may cause investors to withdraw funds.
•   Investing Trends. Changes in investing trends and, in particular, retirement savings trends may reduce interest in our funds and portfolios and may alter our mix of assets.
•   Interest Rate Changes. Investor interest in and the valuation of our fixed income investment funds and portfolios are affected by changes in interest rates.
•   Tax Regulation Changes. Changes in the status of tax deferred retirement plan investments and tax-free municipal bonds, the capital gains and corporate dividend tax rates, and other individual and corporate tax rates and regulations could adversely affect investor behavior and may cause investors to view certain investment offerings less favorably and withdraw their investment assets, thereby decreasing the level of assets under our management.
A decrease in the value of assets under our management, or adverse change in their composition, could have a material adverse effect on our investment advisory fees and revenues. For any period in which revenues decline, net income and operating margins will likely decline by a greater proportion because certain expenses will be fixed over that finite period.

A significant majority of our revenues are based on contracts with the Price funds that are subject to termination without cause and on short notice.
We provide investment advisory, distribution and other administrative services to the Price funds under various agreements. Investment advisory services are provided to each Price fund under individual investment management agreements. The board of each Price fund must annually approve the terms of the investment management and service agreements and can terminate the agreement upon 60-day notice. If a Price fund seeks to lower the fees that we receive or terminate its contract with us, we would experience a decline in fees earned from the Price funds, which could have a material adverse effect on our revenues and net income.
We operate in an intensely competitive industry, which could cause a loss of customers and their assets, thereby reducing our assets under management and our revenues and net income.
We are subject to competition in all aspects of our business from:
•   asset management firms,

•   mutual fund companies,

•   commercial banks and thrift institutions,

•   insurance companies,

•   hedge funds,

•   exchange traded funds,

•   brokerage and investment banking firms, and

•   other financial institutions including multinational firms and subsidiaries of diversified conglomerates.
Many of these financial institutions have substantially greater resources than we do and may offer a broader range of products or operate in more markets. Some operate in a different regulatory environment than we do which may give them certain competitive advantages in the investment products and portfolio structures that they offer. We compete with other providers of investment advisory services primarily based on the availability and objectives of the investment portfolios offered, our investment performance, and the scope and quality of our investment advice and other client services. Some institutions have proprietary products and distribution channels that make it more difficult for us to compete with them. We believe that competition within the investment management industry will increase as a result of consolidation and acquisition activity and because new competitors face few barriers to entry. Most of our investment portfolios are available without sales or redemption fees, which means that investors may be more willing to transfer assets to competing funds.
If current or potential customers decide to use one of our competitors, we could face a significant decline in market share, assets under management, revenues, and net income. If we are required to lower our fees in order to remain competitive, our net income could be significantly reduced because some of our expenses are fixed, especially over shorter periods of time, and others may not decrease in proportion to the decrease in revenues.
Our success depends on our key personnel and our financial performance could be negatively affected by the loss of their services.
Our success depends on our highly skilled personnel, including our portfolio and fund managers, investment analysts, management and client relationship personnel, and corporate officers, many of whom have specialized expertise and extensive experience in our industry. Financial services professionals are in high demand, and we face significant competition for qualified employees. Our key employees do not have employment contracts, and generally can terminate their employment with us at any time. We cannot assure that we will be able to retain or replace key personnel. In order to retain or replace our key personnel, we may be required to increase compensation, which would decrease net income. The loss of key personnel could damage our reputation and make it more difficult to retain and attract new employees and investors. Losses of assets from our client investors would decrease our revenues and net income, possibly materially.
Certain of the Price funds and other investment portfolios are vulnerable to market-specific risks that could adversely affect investment performance, our reputation and our revenues.
Several of the Price funds and investment portfolios, particularly the emerging market and non-U.S. investments, are subject to political and economic instability, exchange-rate fluctuations, illiquid and highly volatile markets, and other risks that could materially decrease the investment returns available in foreign markets. A significant decrease in the investment return or net asset value of any Price fund or investment portfolio could harm our reputation and cause a decrease in assets under management, including from client asset withdrawals. The result could be a material decline in our revenues and net income.

Our operations are complex and a failure to perform operational tasks or the misrepresentation of products and services could have an adverse affect on our reputation and subject us to regulatory sanctions, fines, penalties, and litigation.
Operating risks include:
•   failure to properly perform fund or portfolio recordkeeping responsibilities, including portfolio accounting, security pricing, corporate actions, investment restrictions compliance, daily net asset value computations, account reconciliations, required distributions to fund shareholders to comply with tax regulations;
•   failure to properly perform transfer agent and participant recordkeeping responsibilities, including transaction processing, tax reporting and record retention; and failure to identify excessive trading in mutual funds by our customers or plan participants;
•   sales and marketing risks, including the intentional or unintentional misrepresentation of products and services in advertising materials, public relations information, or other external communications, and failure to properly calculate and present investment performance data accurately and in accordance with established guidelines and regulations.
Any damage to our reputation could harm our business and lead to a loss of revenues and net income.
We have spent many years developing our reputation for integrity, strong investment performance, and superior client services. Our brand is a valuable intangible asset, but it is vulnerable to a variety of threats that can be difficult or impossible to control, and costly or even impossible to remediate. Regulatory inquiries and rumors can tarnish or substantially damage our reputation, even if they are satisfactorily addressed. Any damage to our brand could impede our ability to attract and retain customers and key personnel, and reduce the amount of assets under our management, any of which could have a material adverse effect on our revenues and net income.
Our expenses are subject to significant fluctuations that could materially decrease net income.
Our operating results are dependent on the level of our expenses, which can vary significantly for many reasons, including:
•   changes in the level of our advertising expenses, including the costs of expanding investment advisory services to investors outside of the United States and further penetrating U.S. distribution channels,
•   variations in the level of total compensation expense due to, among other things, bonuses, stock option grants, stock awards, changes in employee benefit costs due to regulatory or plan design changes, changes in our employee count and mix, and competitive factors,
•   a future impairment of goodwill recognized in our balance sheet,
•   material fluctuation in foreign currency exchange rates applicable to the costs of our operations abroad,
•   expenses and capital costs incurred to enhance our administrative and operating services infrastructure, such as technology assets, depreciation, amortization, and research and development,
•   unanticipated costs incurred to protect investor accounts and client goodwill, and
•   disruptions of third-party services such as communications, power, and mutual fund transfer agent and accounting systems.
Under our agreements with our mutual funds, we charge our mutual funds certain administrative and other expenses based upon contracted terms. If we fail to accurately estimate our underlying expense levels or otherwise are required to incur expenses relating to the mutual funds that are not paid by the funds, our operating results will be adversely affected.

We have contracted with third-party financial intermediaries that distribute our investment portfolios, and such relationships may not be available or profitable to us in the future.
About 30% of our assets under management are sourced from third-party financial intermediaries that distribute our managed investment portfolios in the U.S. and abroad. These intermediaries generally offer their clients various investment products in addition to, and in competition with, our investment offerings, and have no contractual obligation to encourage investment in our portfolios. It would be difficult for us to acquire or retain the management of those assets without the assistance of the intermediaries, and we cannot assure that we will be able to maintain an adequate number of successful distribution relationships. In addition, some investors rely on third party financial planners, registered investment advisers, and other consultants or financial professionals to advise them on the choice of investment adviser and investment portfolio. These professionals and consultants can favor a competing investment portfolio as better meeting their particular client’s needs. We cannot assure that our investment offerings will be among their recommended choices in the future. Further, their recommendations can change over time and we could lose their recommendation and the related client assets under management. Mergers, acquisitions, and other ownership or management changes could also adversely impact our relationships with these third party intermediaries. The presence of any of the adverse conditions discussed above would reduce revenues and net income, possibly by material amounts.
Natural disasters and other unpredictable events could adversely affect our operations.
Armed conflict, terrorist attacks, power failures, and natural disasters could adversely affect our revenues, expenses and net income by:
•   decreasing investment returns on our portfolios,

•   causing disruptions in national or global economies that decrease investor confidence and make investment products generally less attractive,

•   inflicting losses in human capital,

•   interrupting our business operations,

•   triggering technology delays or failures, and

•   requiring substantial capital expenditures and operating expenses to remediate damage, replace facilities, and restore operations.
We have developed various backup systems and contingency plans to deal with these possible events but we cannot be assured that they will be adequate in all circumstances that could arise or that material interruptions and disruptions will not occur. In addition, we rely to varying degrees on outside vendors for disaster contingency support, and we cannot be assured that these vendors will be able to perform in an adequate and timely manner. If we lose any employees, or if we are unable to respond adequately to such an event in a timely manner, we may be unable to continue our business operations, which could lead to a tarnished reputation and loss of customers that results in a decrease in assets under management, lower revenues and materially reduced net income.
Our investment income and asset levels may be negatively impacted by fluctuations in our investment portfolio.
We currently have a substantial portion of our assets invested in our money market, stock, and bond mutual funds. All of these investments are subject to investment market risk and our income from these investments could be adversely affected by a decline in value. In addition, related investment income has fluctuated significantly over the years depending upon the performance of our investment portfolio, including the impact of market conditions, liquid corporate positions, and the size of our longer-term investment portfolio. Fluctuations in other investment income can be expected to occur in the future.
The investment performance of our savings bank subsidiary could adversely affect our assets and results of operations.
We have a propriety savings bank subsidiary, which accepts deposits from our customers, pays a fixed rate of interest to our depositors and invests in fixed income securities. Although we generally hold our fixed income investments to maturity on a basis which correlates to the maturities of our customer deposits, fluctuations in interest rates could result in losses in these fixed income investments and could result in a mismatch between the interest rate return on our investment portfolio and the interest paid on our customer deposits. To the extent that this occurs, our assets and results of operations could be adversely affected.

We may elect to pursue growth in the United States and abroad through acquisitions or joint ventures, which exposes us to risks inherent in assimilating new operations and in expanding into new jurisdictions.
In order to maintain and enhance our competitive position, we may review and pursue acquisition and venture opportunities. We cannot assure that we will identify and consummate any such transactions on acceptable terms or have sufficient resources to accomplish such a strategy. In addition, any strategic transaction can involve a number of risks, including: additional demands on our staff; unanticipated problems regarding integration of investor account and investment security recordkeeping, different facilities and technologies, and new employees; adverse affects in the event acquired intangible assets or goodwill become impaired; and the existence of liabilities or contingencies not disclosed to or otherwise known by us prior to closing a transaction.
LEGAL AND REGULATORY RISKS
Compliance with a complex regulatory environment imposes significant financial and strategic costs on our business, and non-compliance could result in fines and penalties.
We are subject to extensive regulation by foreign and domestic governments, regulatory agencies such as the SEC in the United States and the FSA in United Kingdom, and self-regulatory organizations such as the NASD. Our ability to conduct our business is in large part dictated by such regulation, including federal laws such as the Sarbanes-Oxley Act of 2002, the USA Patriot Act of 2001, the Employee Retirement Income Security Act of 1974 (ERISA), regulations relating to the mutual fund industry specifically and securities laws generally, accounting rules, and banking and tax laws. Compliance with these complex regulations and our disclosure and financial reporting obligations requires significant investments of time and money and could limit our ability to enter into new lines of business. Further, the regulations imposed by one jurisdiction may conflict with the regulations imposed by another, and these differences may be difficult or impossible to reconcile.
Our regulatory environment is frequently altered by new regulations and by revisions to, and evolving interpretations of, existing regulations. Future changes could require us to modify or curtail our investment offerings and business operations.
If we are unable to maintain compliance with applicable laws and regulations, we could be subject to criminal and civil liability, the suspension of our employees, fines, penalties, sanctions, injunctive relief, exclusion from certain markets, or temporary or permanent loss of licenses or registrations necessary to conduct our business. A regulatory proceeding, even if it does not result in a finding of wrongdoing or sanctions, could consume substantial expenditures of time and capital. Any regulatory investigation, and any failure to maintain compliance with applicable laws and regulations, could severely damage our reputation, adversely affect our ability to conduct business, and decrease revenue and net income.
Legal and regulatory developments in the mutual fund and investment advisory industry could increase our regulatory burden, cause a loss of mutual fund investors, and reduce our revenues.
Because of trading abuses at several investment management firms, regulators have shown increasing interest in the oversight of the mutual fund and investment advisory industry. Federal agencies have adopted regulations designed to strengthen controls and restore investor confidence in the industry and more rules are expected in the future. These new and proposed rules will place greater compliance and administrative burdens on us, which could increase our expenses without increasing revenues. In addition, proposed regulations could require the Price funds to reduce the level of certain mutual fund fees paid to us or require us to bear additional expenses, which would affect our operating results. Further, adverse results of regulatory investigations of mutual fund and investment advisory firms could tarnish the reputation of mutual funds and investment advisers generally, causing investors to avoid further fund investments or redeem their balances. Redemptions would decrease the assets under our management, which would reduce our advisory revenues and net income.
We may in the future be involved in legal and regulatory proceedings that may not be covered by insurance.
We are subject to regulatory and governmental inquiries and civil litigation. An adverse outcome of any such proceeding could involve substantial financial penalties. There has been increased incidence of litigation and regulatory investigations in the financial services industry in recent years, including customer claims and class action suits alleging substantial monetary damages. From time to time, various claims against us arise in the ordinary course of business, including employment-related claims.

We carry insurance in amounts and under terms that we believe are appropriate. We cannot assure that our insurance will cover all liabilities and losses to which we may be exposed, or that our insurance policies will continue to be available on acceptable terms. Certain insurance coverage may not be available or may be prohibitively expensive in future periods. As our insurance policies come up for renewal, we may need to assume higher deductibles or other co-insurance liability, or pay higher premiums, which would increase our expenses and reduce our net income.
Net capital requirements may impede the business operations of our subsidiaries.
Certain of our subsidiaries are subject to net capital requirements imposed by various federal, state, and foreign authorities. Our subsidiaries’ net capital meets or exceeds all minimum requirements; however, a significant operating loss or extraordinary charge against net capital could adversely affect the ability of our subsidiaries to expand or even maintain their operations if we were unable to make additional investments in them.
TECHNOLOGY RISKS
We require specialized technology to operate our business and would be adversely affected if our technology became inoperative or obsolete.
We depend on highly specialized and, in many cases, proprietary technology to support our business functions, including, among other functions:
•	securities analysis,

•	securities trading,

•	portfolio management,

•	customer service,

•	accounting and internal financial processes and controls, and

•	regulatory compliance and reporting.
All of our technology systems are vulnerable to disability or failures due to hacking, viruses, natural disasters, power failures, acts of war or terrorism, and other causes. Some of our software is licensed from and supported by outside vendors upon whom we rely to prevent operating system failure. A suspension or termination of these licenses or the related support, upgrades and maintenance could cause system delays or interruption. If our technology systems were to fail and we were unable to recover in a timely way, we would be unable to fulfill critical business functions, which could lead to a loss of customers and could harm our reputation. Technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to disciplinary action and to liability to our customers.
In addition, our continued success depends on our ability to effectively integrate operations across many countries, and to adopt new or adapt existing technologies to meet client, industry and regulatory demands. We might be required to make significant capital expenditures to maintain competitive technology. If we are unable to upgrade our technology in a timely fashion, we might lose customers and fail to maintain regulatory compliance, which could affect our results of operations and severely damage our reputation.
We could be subject to losses if we fail to properly safeguard sensitive and confidential information.
As part of our normal operations, we maintain and transmit confidential information about our clients as well as proprietary information relating to our business operations. Our systems could be victimized by unauthorized users or corrupted by computer viruses or other malicious software code, or authorized persons could inadvertently or intentionally release confidential or proprietary information. Such disclosure could, among other things:
•	seriously damage our reputation,

•	allow competitors access to our proprietary business information,

•	subject us to liability for a failure to safeguard client data,

•	result in the termination of contracts by our existing customers,

•	subject us to regulatory action, and

•	require significant capital and operating expenditures to investigate and remediate the breach.
Item 1B. Unresolved Staff Comments.
We did not receive any written comments during 2005 from the Commission staff regarding our periodic and current reports under the Act. There are no comments that remain unresolved from any prior period.

Item 2. Properties.
The lease on our corporate offices, which include almost 377,000 square feet at 100 East Pratt Street in Baltimore, expires in mid-2017. We plan to make tenant improvements to these offices over the next two to three years and the lessor is obligated under the terms of the lease to provide partial funding for some of those improvements. Our London and other offices as well as our customer service call center in Tampa, Florida are also leased.
Our operating and servicing facilities include properties in suburban campus settings comprising about 650,000 square feet in Owings Mills, Maryland and 140,000 square feet in Colorado Springs. We also are expanding our technology center to about 124,000 square feet on a separate parcel of owned land in Owings Mills in proximity to the campus facilities. Acreage that we own on which these facilities are located will accommodate additional future development.
We maintain investor centers for walk-in traffic and investor meetings in leased facilities located in the Baltimore; Boston (Wellesley, Massachusetts); Chicago (Oak Brook, Illinois); Los Angeles (Woodland Hills, California); New Jersey/New York City (Short Hills, New Jersey); San Francisco (Walnut Creek, California); Tampa; and Washington (Washington, D.C. and McLean, Virginia) areas. We also have investor centers in our owned facilities in Colorado Springs and Owings Mills. We are currently building out and, later in 2006, expect to begin operating two additional leased centers in Northbrook, Illinois and Garden City, New York. These investor centers allow us to be available to a large number of our investors.
Information concerning our anticipated capital expenditures in 2006 and our future minimum rental payments under noncancelable operating leases at December 31, 2005 is set forth in the capital resources and liquidity discussion in Item 7 of this Form 10-K.
Item 3. Legal Proceedings.
In September 2003, a purported class action (T.K. Parthasarathy, et al., including Woodbury, v. T. Rowe Price International Funds, Inc., et al.) was filed in the Circuit Court, Third Judicial Circuit, Madison County, Illinois, against T. Rowe Price International and the T. Rowe Price International Funds with respect to the T. Rowe Price International Stock Fund. The basic allegations in the case were that the T. Rowe Price defendants did not make appropriate value adjustments to the foreign securities owned by the T. Rowe Price International Stock Fund prior to calculating the Fund’s daily share prices, thereby allegedly enabling market timing traders to trade the Fund’s shares in such a way as to disadvantage long-term investors. The plaintiffs sought monetary damages. The case was removed on April 22, 2005 to the U.S. District Court for the Southern District of Illinois, which dismissed the case on May 27, 2005. The Plaintiff appealed to the U.S. Court of Appeals for the Seventh Circuit. The appeal was stayed pending the outcome of a petition for certiorari to the Supreme Court in a related case. That petition has now been granted, but the Court of Appeals has not indicated whether it will now decide this case or await further developments in the related case.
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
None during the fourth quarter of 2005.
Item. Executive officers of the registrant.
The following information includes the names, ages, and positions of our executive officers. There are no arrangements or understandings pursuant to which any person serves as an officer. The first six individuals are members of our management committee.

George A. Roche (64), Chairman and President (since 1997) and Interim Chief Financial Officer (2000-2001 and 2003-2004).

Edward C. Bernard (50), Vice President (since 1989).

James A.C. Kennedy (52), Vice President (since 1981).

Brian C. Rogers (50), Vice President (since 1985).

Mary J. Miller (50), Vice President (since 1991).

David J.L. Warren (48), Vice President (since 2000).

Kenneth V. Moreland (49), Vice President and Chief Financial Officer (since 2004). Mr. Moreland was previously Senior Vice President, Treasurer, and Chief Financial Officer (1996-2004) of RTKL Associates Inc., an international architectural firm.

Joseph P. Croteau (51), Vice President (since 1987) and Treasurer (since 2000).

Henry H. Hopkins (63), Vice President (since 1976).

Wayne D. O’Melia (53), Vice President (since 1991).

William J. Stromberg (45), Vice President (since 1990).

Charles E. Vieth (49), Vice President (since 1985).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock ($.20 par value per share) trades on The NASDAQ National Market under the symbol TROW. The high and low trade price information and dividends per share during the past two years were:

		1st	2nd	3rd	4th
		Quarter	Quarter	Quarter	Quarter
2004 —	High price	$56.93	$54.91	$52.44	$63.39
	Low price	$47.33	$46.13	$43.83	$48.84
	Cash dividends declared	$.19	$.19	$.19	$.23

2005 —	High price	$63.52	$63.50	$68.04	$75.40
	Low price	$57.56	$54.19	$61.51	$60.21
	Cash dividends declared	$.23	$.23	$.23	$.28
As of early February 2006, there were nearly 4,400 holders of record of our outstanding common stock.
We expect to declare and pay cash dividends at the $.28 per-share quarterly rate for the first three quarters of 2006. The increase made to our quarterly dividend rate in December 2005 was the twentieth consecutive annual increase since we became a public company in April 1986. There can be no assurance that we will continue to pay dividends at increasing rates or at all.
Our common stockholders have approved all of our equity compensation plans. These plans provide for the issuance of up to 33,922,121 shares of our common stock at December 31, 2005, including 22,948,424 shares that may be issued upon the exercise of outstanding stock options, which have a weighted average exercise price of $42.84, and 10,973,697 shares that remain available for future issuance. Under the terms of the 2004 Stock Incentive Plan, the number of shares provided and available for future issuance will increase as we repurchase common stock in the future from the proceeds of stock option exercises.
During 2005, our only repurchases of common shares were in the first half of the year when we repurchased 1,300,000 shares for $75.9 million in open market transactions. As of December 31, 2005, a 2003 board of directors’ resolution still allowed us to repurchase up to 4,146,010 shares of our common stock.
Item 6. Selected Financial Data.

	2001	2002	2003	2004	2005
	(in millions, except per-share data)
Net revenues	$995	$924	$996	$1,277	$1,512
Net operating income	$311	$321	$365	$525	$655
Net income	$196	$194	$227	$337	$431

Net cash provided by operating activities	$290	$269	$297	$374	$539

Per-Share information
Basic earnings	$1.59	$1.58	$1.84	$2.65	$3.31
Diluted earnings	$1.52	$1.52	$1.77	$2.51	$3.15
Cash dividends declared	$0.61	$0.65	$0.70	$0.80	$0.97

Weighted average shares outstanding	123.1	122.9	123.4	127.4	130.3
Weighted average shares outstanding-assuming dilution	129.0	127.7	128.3	134.1	136.6

	December 31,
	2001	2002	2003	2004	2005
	(in millions, except as noted)
Balance sheet data
Total assets	$1,313	$1,370	$1,547	$1,929	$2,311
Debt	$104	$56	$—	$—	$—
Stockholders’ equity	$1,078	$1,134	$1,329	$1,697	$2,036

Assets under management (in billions)	$156.3	$140.6	$190.0	$235.2	$269.5

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL.
Our revenues and net income are derived primarily from investment advisory services provided to U.S. individual and institutional investors in our sponsored mutual funds and other managed investment portfolios. Investment advisory clients outside the United States account for 5% of our assets under management at December 31, 2005.
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
Financial market results in the United States during 2005 were mixed with the three major stock market indexes falling below end of 2004 levels for much of the year. There were periods of strength, however, as all three indexes reached four-year highs before falling back late in the year. Investor concerns about rising interest rates and record high fuel prices were compounded by the hurricane damage to the Gulf Coast region of the United States. Military action, terrorism and the uncertainties surrounding the strength of the U.S. economy also continued to weigh on the financial markets. The S&P 500 closed 2005 with the best performance among the indexes, posting a modest 3% return for the year. The NASDAQ index, which is heavily weighted with technology companies, ended the year up only 1.4% while the Dow Jones Industrials closed down .6% for the year.
Foreign equity markets were stronger in 2005, with the Dow Jones Latin America, Asia/Pacific, and Europe Indexes all outperforming their U.S. counterparts. Lower global interest rates, higher corporate profits, and stronger economic conditions, including those in emerging markets, broadly presented favorable conditions for the financial markets outside the United States.
As for fixed income securities, yields for 10-year U.S. Treasuries rose only 4% to close 2005 at 4.39%. By year-end, the yield curve had inverted with short-term rates exceeding long-term rates and investors worried about the possibility of a pending economic downturn. The Federal Reserve continued its series of .25% increases in 2005, pushing the target short-term rate up 200 basis points over the course of the year to 4.25%. As 2006 began, the Federal Reserve signaled that its series of tightening moves was slowing and nearing an end.
Despite this less than robust financial environment in 2005, total assets under our management ended 2005 at a record $269.5 billion, up $34.3 billion during the year. Strong relative investment performance and brand awareness contributed significantly to investors entrusting $16.1 billion of net cash inflows to our management in 2005, down from the $20.7 billion record net cash inflows in 2004. Higher market valuations and income increased assets under our management by $18.2 billion during 2005.
Assets under management at December 31, 2005 include $208.3 billion in equity securities and $61.2 billion in bond and money market holdings. The underlying investment portfolios consist of $170.2 billion in the T. Rowe Price mutual funds distributed in the United States and $99.3 billion in other investment portfolios that we manage, including separately managed accounts, sub-advised funds, and other sponsored investment funds offered to investors outside the U.S. and through variable annuity life insurance plans.
In an improving market environment for 2006, we would expect to increase our expenditures to attract new investment advisory clients and additional investments from our existing clients. These efforts may involve significant costs that precede the recognition of any future revenues that we may realize from increases to our assets under management.
RESULTS OF OPERATIONS.
2005 versus 2004. Investment advisory revenues were up 20%, or nearly $207 million, to more than $1.2 billion due to the $40.2 billion increase in average assets under management. Net revenues increased $235 million to $1.5 billion. Net operating income increased nearly 25% to $655 million from $525 million. Net income increased nearly $94 million to almost $431 million, up 28% from $337 million. Diluted earnings per share increased 25.5% from $2.51 to $3.15.

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States increased $164.2 million to $900 million. Average mutual fund assets were $156.2 billion during 2005, $28.1 billion, or 22%, higher than the $128.1 billion average during 2004. Mutual fund assets ended 2005 at $170.2 billion, up $24.7 billion during the year. Additions to the U.S. mutual funds from the financial intermediary, individual direct and defined contribution retirement plan channels were $12.5 billion, basically unchanged from our 2004 experience when $12.7 billion was added to the funds. Investors added $9.7 billion into the U.S. stock funds, $2.1 billion into our international stock funds, and $.7 billion into our bond and money market funds. The Growth Stock, Capital Appreciation and Equity Income funds each added more than $1 billion of net investor inflows and, together, accounted for $6.5 billion of the funds’ net inflows. Cash inflows during 2005 also included nearly $400 million resulting from the merger of the TD Waterhouse Index Funds into four of the T. Rowe Price index funds. Higher market valuations and income, net of dividends not reinvested, added $12.2 billion to fund assets in 2005.
Investment advisory revenues earned on the other investment portfolios that we manage increased $42.4 million to $335 million. Average assets in these portfolios were $90.9 billion, up $12.1 billion, or 15%, from $78.8 billion in 2004. Ending assets in these portfolios were $99.3 billion, up $9.6 billion from the beginning of 2005. Market gains and income added $6.0 billion while net investor inflows were $3.6 billion, down from $8.0 billion in 2004. Net inflows from subadvised and separate account clients investing in U.S. securities more than offset the net outflows from investors in some of our international investment portfolios.
Administrative fees and other income increased $28.3 million to $276 million. The change in these revenues includes $23.9 million from our servicing activities including shareholder account and transaction volume in our transfer agent and defined contribution plan recordkeeping services for the mutual funds and their investors. Additionally, revenues increased $4.4 million from 12b-1 distribution fees received on greater assets under management in the Advisor and R classes of our sponsored mutual fund shares. These changes in administrative fees are generally offset by similar changes in related operating expenses that we incur to provide these services and distribute the Advisor and R classes of mutual fund shares through third party financial intermediaries.
Operating expenses in 2005 were $105.4 million more than in 2004. Our largest expense, compensation and related costs, increased $64.5 million, or 14%, from 2004. The number of our associates, their total compensation, and the costs of their employee benefits have all increased. Our bonus compensation is based on our operating results for the year, which for 2005 reflect our strong relative and risk-adjusted investment performance, continued growth in assets under management including new investment inflows, and sustained high-quality investor services. Base salaries for our associates are increased modestly at the beginning of each year, and we increased our average staff size 7% versus 2004, primarily to handle increased volume-related activities and growth. At December 31, 2005, we employed 4,372 associates, up 3% from the 2005 average staffing level.
Advertising and promotion expenditures were up 16% or $11.9 million versus 2004. We expect our advertising and promotion expenditures in the first quarter of 2006 will be up about $3 million versus the comparable 2005 first quarter. While market conditions will dictate the exact level of our spending, we expect that our advertising and promotion expenditures for 2006 will be 5% to 10% higher than in 2005. We vary our level of spending based on market conditions and investor demand as well as our efforts to expand our investor base in the United States and abroad.
Occupancy and facility costs together with depreciation expense increased more than $10.2 million. Our costs for rented office facilities, including increased space, and related maintenance and operating costs have increased along with our staff size and business needs. Longer-lived buildings and non-depreciable land account for nearly two-thirds of the net book value of our property and equipment at December 31, 2005.
Other operating expenses increased $18.8 million, including $4.4 million of distribution expenses recognized on greater assets under management sourced from financial intermediaries who distribute our Advisor and R classes of mutual fund shares. These distribution costs are offset by an equal increase in our administrative revenues recognized from 12b-1 fees as discussed above. The cost of information services increased $7.3 million from 2004, primarily because of our decision to pay for non-broker-dealer third-party investment research and related services beginning in 2005. We previously made modest use of fully permissible payments by brokers to obtain these services. Other operating expenses also rose in 2005 to include a $2 million increase in charitable contributions to our corporate foundation and to meet increased business demands.

Our net non-operating income, which includes the recognition of investment gains and losses as well as interest income and credit facility expenses, increased $15.9 million to $24.4 million. Larger money market and other mutual fund investment balances along with higher interest rates added $12.2 million to our investment income. Other net investment gains added $3.1 million, including $1.8 million realized as a result of the third-party acquisition of an entity in which we had invested. Credit facility costs were down $.6 million as we reduced the size and ongoing cost of our credit facility in mid-2004.
The 2005 provision for income taxes as a percentage of pretax income is 36.6% down from 36.8% in 2004 due largely to the $1.4 million reversal of the valuation allowance for foreign net operating loss carryforwards that is discussed in Note 3 to the financial statements. We currently expect our effective tax rate to rise to 37.2% in 2006 with the adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R).
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
Depreciation and amortization expense decreased $5 million in 2004, offsetting the increase of $3.9 million in other occupancy and facility costs.Longer-lived buildings and non-depreciable land account for two-thirds of the net book value of our property and equipment at December 31, 2004. Costs of rented facilities and related operating costs were higher in 2004.

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
Our net non-operating income increased $8 million from 2003 to $8.5 million. Greater cash balances and higher interest rates in 2004 added $2.5 million, greater returns on fund investments added $1.6 million, and gains recognized from the sale of investments in sponsored mutual funds added $1.2 million. Foreign currency balances produced exchange rate gains of more than $1 million in 2004 compared with losses of $1 million on our yen-denominated debt before it was repaid in late 2003. Interest and related credit facility costs were down $.7 million in 2004 as we repaid all outstanding debt in 2003 and reduced the size and cost of our credit facilities on an ongoing basis in 2004.
The 2004 provision for income taxes as a percentage of pretax income is 36.8% for 2004, down 1% from 2003. Greater tax-exempt and non-taxable dividend income, use of foreign net operating loss carryforwards, and settlements of prior year taxes at lower rates all contributed to this lower rate.
CAPITAL RESOURCES AND LIQUIDITY.
During 2005, stockholders’ equity increased from $1.7 billion to $2.0 billion. Available liquid assets, including our mutual fund investments, exceed $1 billion at December 31, 2005. A $300 million undrawn, committed credit facility expiring in June 2007 is also available to the company.
Operating activities provided cash flows of $539 million in 2005, up $165 million versus 2004. Net income accounted for nearly $94 million of the increase while timing differences in the cash settlements of our assets and liabilities added $66 million. Net cash used in investing activities totaled nearly $92 million, up $16 million from 2004. Capital spending for property and equipment was $52 million in 2005, up nearly $9 million from 2004 levels. Our mutual fund net investments were $37 million in 2005, an increase of $5 million from 2004. Net cash used in financing activities totaled $144 million in 2005, up $109 million from 2004. We expended $76 million in 2005 to repurchase 1.3 million shares of our common stock compared to $18 million for 400,000 shares in 2004. We also distributed $23 million more to our stockholders in 2005 based on our larger per-share quarterly dividend and collected $27 million less from option exercises that, at a lower rate in 2005, resulted in 1.8 million fewer shares being issued versus in 2004.
Comparatively, operating activities provided cash flows of $374 million in 2004, up $77 million from 2003, including $110 million of increased net income. Net cash used in investing activities totaled $76 million and net cash used in financing activities totaled $35 million in 2004.
Net cash expended in investing activities increased $22 million in 2004 versus 2003. Our net cash investments in sponsored mutual funds increased $25 million and our capital expenditures increased $11 million. Offsetting these amounts was $11 million of lower net savings bank investments due to lower net depositor inflows in 2004. Net cash used in financing activities decreased $83 million versus 2003. Increased stock option exercises due to our higher common stock valuations generated $48 million of greater cash proceeds in 2004. In 2003 we also repaid our last outstanding debt of nearly $57 million. Offsetting these changes were the larger $11 million of new savings bank deposits received in 2003 and $12.5 million more in dividends paid in 2004.
Property and equipment expenditures in 2006, including those for the build-out of our expanded corporate and business continuity facilities and supporting operations, are anticipated to be about $90 million and are expected to be funded from operating cash flows, including lessor payments associated with leasehold improvements.

CONTRACTUAL OBLIGATIONS.
The following table (in millions) presents a summary of our future obligations under the terms of existing operating leases and other contractual cash purchase commitments at December 31, 2005. Other purchase commitments include contractual amounts that will be due for the purchase of goods or services to be used in our operations and may be cancelable at earlier times than those indicated under certain conditions that may involve termination fees. Because these obligations are of a normal recurring nature, we expect that we will fund them from future cash flows from operations. The information presented does not include operating expenses or capital expenditures that will be committed in the normal course of operations in 2006 and future years.

	Total	2006	2007-8	2009-10	Later
Noncancelable operating leases	$219	$21	$37	$37	$124
Other purchase commitments	201	126	46	23	6

	$420	$147	$83	$60	$130

We also have outstanding commitments to fund additional equity investments totaling $6.7 million at December 31, 2005.
CRITICAL ACCOUNTING POLICIES.
The preparation of financial statements often requires the selection of specific accounting methods and policies from among several acceptable alternatives. Further, significant estimates and judgments may be required in selecting and applying those methods and policies in the recognition of the assets and liabilities in our balance sheet, the revenues and expenses in our statement of income, and the information that is contained in our significant accounting policies and notes to the financial statements. Making these estimates and judgments requires the analysis of information concerning events that may not yet be complete and of facts and circumstances that may change over time. Accordingly, actual amounts or future results can differ materially from those estimates that we include currently in our consolidated financial statements and notes.
We present those significant accounting policies used in the preparation of our consolidated financial statements as an integral part of those statements within this 2005 Annual Report. In the following discussion, we highlight and explain further certain of those policies that are most critical to the preparation and understanding of our financial statements.
Other than temporary impairments of available-for-sale securities. We classify our investment holdings in sponsored mutual funds and the debt securities held for investment by our savings bank subsidiary as available-for-sale. At the end of each quarter, we mark the carrying amount of each investment holding to fair value and recognize an unrealized gain or loss in other comprehensive income within stockholders’ equity. We next review each individual security position that has an unrealized loss or impairment to determine if that impairment is other than temporary.
A mutual fund holding that has had an unrealized loss for more than six months is presumed to have an other than temporary impairment and a loss is recognized in our statement of income unless there is persuasive evidence, such as an increase in value subsequent to quarter end, to overcome that presumption. We may also recognize an other than temporary loss of less than six months in our statement of income if the particular circumstances of the underlying investment do not warrant our belief that a near-term recovery is possible.
A debt security held by our savings bank subsidiary that is impaired is considered to have an other than temporary loss that we recognize in our statement of income whenever we determine that we will probably not collect all contractual amounts due under the terms of the security based on the issuer’s financial condition and our ability and intent to hold these investments until fair value recovers, which may mean until maturity, and to collect all contractual cash flows. Minor impairments of 5% or less that arise from changes in interest rates and not credit quality are generally considered temporary.
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
Our annual testing has demonstrated that the fair value of our investment advisory business exceeds the carrying amount (basically, our stockholders’ equity) and, therefore, that no impairment exists. Should we reach a different conclusion in the future, additional work would be performed to ascertain the amount of the non-cash impairment charge to be recognized. We must also perform impairment testing at other times if an event or circumstance occurs indicating that it is more likely than not that an impairment has been incurred. The maximum future impairment of goodwill that we could incur is the amount recognized in our balance sheet, $665.7 million.

Provision for income taxes. After compensation and related costs, our provision for income taxes on our earnings is our largest annual expense. We operate in several states and several countries through our various subsidiaries, and must allocate our income, expenses, and earnings under the various laws and regulations of each of these taxing jurisdictions. Accordingly, our provision for income taxes represents our total estimate of the liability that we have incurred for doing business each year in all of our locations. Annually, we file tax returns which represent our filing positions with each jurisdiction and settle our return liabilities. Each jurisdiction has the right to audit those returns and may take different positions with respect to income and expense allocations and taxable earnings determinations. From time-to-time, we may also provide for estimated liabilities associated with uncertain tax return filing positions that are subject to, or in the process of, being audited by various tax authorities. Because the determinations of our annual provisions are subject to judgments and estimates, it is likely that actual results will vary from those recognized in our financial statements. As a result, additions to, or reductions of, income tax expense will occur each year for prior reporting periods as our estimates change and actual tax returns and tax audits are settled. We recognize any such prior year adjustment in the discrete quarterly period in which it is determined.
Stock options. The summary of significant accounting policies includes certain pro forma disclosures as if a fair value based method had been used to recognize compensation expense associated with our stock option grants. Fair value methods use a valuation model for shorter-term, market-traded financial instruments to theoretically value stock option grants even though they are not available for trading purposes and are of longer duration. The Black-Scholes option pricing model that we use includes the input of certain variables that are dependent on future expectations, including the expected lives of our options from grant date to exercise date, the volatility of our underlying common shares in the market over that time period, and the rate of dividends that we will pay during that time. Our estimates of these variables are made for the purpose of using the valuation model to determine an expense for each reporting period and are not subsequently adjusted. Unlike most of our expenses, the resulting charge to earnings using a fair value based method is a non-cash charge that is never measured by or adjusted based on a cash outflow.
PENDING CHANGE IN ACCOUNTING FOR STOCK OPTION-BASED COMPENSATION.
On January 1, 2006, we will adopt the provisions of SFAS 123R, and begin recognizing stock option-based compensation expense in our 2006 consolidated statement of income using the fair value based method applied on a modified prospective basis. It is important to note that this change to the fair value based method will not diminish stockholders’ equity.
The following table (in thousands) presents the future compensation expense attributable to the 9,458,900 nonvested options and 31,500 restricted shares outstanding at December 31, 2005. Future stock-based compensation expense is estimated in a manner similar to that used in making our historical pro forma disclosures discussed above, except that, in order to conform to the requirements of SFAS 123R, we have also included a reduction for estimated future forfeitures of our stock incentive awards. Estimated future compensation expense will change to reflect future option grants including reloads, future share awards, changes in estimated forfeitures, and adjustments for actual forfeitures. The estimated income tax benefits presented will also vary as compensation expense changes and employees disqualify their incentive stock options, as well as to reflect changes in our effective income tax rate.

	Compensation	Income tax	Net income
	expense	benefits	effect
First quarter 2006	$13,109	$(4,200)	$8,909
Second quarter 2006	13,210	(4,235)	8,975
Third quarter 2006	13,012	(4,191)	8,821
Fourth quarter 2006	9,692	(3,066)	6,626
2007	27,986	(8,638)	19,348
2008 through 2010	24,093	(6,662)	17,431

Total	$101,102	$(30,992)	$70,110

See our Summary of Significant Accounting Policies and Note 4 to our financial statements in Item 8 of this report for more information.

FORWARD-LOOKING INFORMATION.
From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this report, may contain certain forward-looking information, including information or anticipated information relating to changes in our revenues and net income, changes in the amount and composition of our assets under management, our expense levels, and our expectations regarding financial markets and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A of this Form 10-K Annual Report under the caption Risk Factors. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.
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
Our future results are also dependent upon the level of our expenses, which are subject to fluctuation for the following or other reasons: changes in the level of our advertising expenses in response to market conditions, including our efforts to expand our investment advisory business to investors outside the United States and to further penetrate our distribution channels within the United States; variations in the level of total compensation expense due to, among other things, bonuses, stock option grants, stock awards, changes in our employee count and mix, and competitive factors; any goodwill impairment that may arise; fluctuation in foreign currency exchange rates applicable to the costs of our international operations; expenses and capital costs, such as technology assets, depreciation, amortization, and research and development, incurred to maintain and enhance our administrative and operating services infrastructure; unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and disruptions of services, including those provided by third parties, such as facilities, communications, power, and the mutual fund transfer agent and accounting systems.
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

The following table (in thousands of dollars) presents the equity price risk from investments in sponsored mutual funds by assuming a hypothetical decline in the fair values of mutual fund shares. This potential future loss of value, before any income tax benefits, reflects the valuation of mutual fund investments at year end using each fund’s lowest fair value per share during 2005. In considering this presentation, it is important to note that: all funds did not experience their lowest fair value per share on the same day; it is likely that the composition of the mutual fund investment portfolio would be changed if adverse market conditions persisted; and we could experience future losses in excess of those presented below.

	Fair value at		Potential
	December 31,	% of	lower	% of
	2005	Portfolio	value	Portfolio	Potential loss
Stock funds	$185,877	70	$159,317	68	$26,560	14%
Bond funds	78,361	30	76,167	32	2,194	3%

	$264,238	100	$235,484	100	$28,754	11%

The comparable potential loss of value presented in our 2004 annual report was $29 million on sponsored mutual fund investments of $215 million at December 31, 2004. During 2005, we actually experienced net unrealized gains of $12 million.
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
We also have other investments of $7.5 million at December 31, 2005 that are included in our balance sheet in other assets. We are at risk for losses on these investments should market conditions deteriorate; however, our risk of future loss on these investments cannot exceed the amount recognized in our balance sheet. Additionally, we recognize our yen investment in a 10% interest of Daiwa SB Investments (Japan) at $15 million using the historical cost basis of accounting. Our market risk on this investment is primarily limited to foreign currency exchange rate fluctuations between the U.S. dollar and the Japanese yen.
We operate in several foreign countries, most prominent among which is Great Britain. We incur operating expenses and have foreign currency-denominated assets and liabilities associated with these operations, though our revenue stream is predominately realized in U.S. dollar receipts. We do not believe that foreign currency fluctuations materially impact our results of operations.
Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:
We have audited the accompanying consolidated balance sheets of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of T. Rowe Price Group, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 9, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Baltimore, Maryland
February 9, 2006

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	12/31/2004	12/31/2005

ASSETS
Cash and cash equivalents (Note 1)	$499,750	$803,589
Accounts receivable and accrued revenue (Note 5)	158,342	175,030
Investments in sponsored mutual funds (Note 1)	215,159	264,238
Debt securities held by savings bank subsidiary (Note 1)	114,075	114,837
Property and equipment (Note 2)	203,807	214,790
Goodwill	665,692	665,692
Other assets (Note 7)	72,000	72,370

Total assets	$1,928,825	$2,310,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$54,172	$62,539
Accrued compensation and related costs	37,799	55,555
Income taxes payable (Note 3)	9,327	15,651
Dividends payable	29,800	36,870
Customer deposits at savings bank subsidiary (Note 7)	100,427	103,829

Total liabilities	231,525	274,444

Commitments and contingent liabilities (Notes 6 and 7)

Stockholders’ equity (Notes 4 and 7)
Preferred stock, undesignated, $.20 par value — authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value — authorized 500,000,000 shares; issued 129,607,697 shares in 2004 and 131,678,371 shares in 2005	25,922	26,336
Additional capital in excess of par value	250,764	279,680
Retained earnings	1,378,948	1,683,273
Accumulated other comprehensive income	41,666	48,544
Deferred stock-based compensation expense	—	(1,731)

Total stockholders’ equity	1,697,300	2,036,102

	$1,928,825	$2,310,546

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per-share amounts)

	Year ended December 31,
	2003	2004	2005
Revenues
Investment advisory fees (Note 5)	$777,462	$1,028,831	$1,235,499
Administrative fees and other income (Note 5)	217,483	247,743	276,037
Investment income of savings bank subsidiary	3,910	3,775	4,279

Total revenues	998,855	1,280,349	1,515,815
Interest expense on savings bank deposits	3,288	3,300	3,651

Net revenues	995,567	1,277,049	1,512,164

Operating expenses
Compensation and related costs (Notes 2 and 7)	382,956	457,905	522,374
Advertising and promotion	59,005	74,268	86,125
Depreciation and amortization of property and equipment	45,289	40,018	42,272
Occupancy and facility costs (Note 7)	62,538	66,420	74,430
Other operating expenses	80,739	113,159	131,935

	630,527	751,770	857,136

Net operating income	365,040	525,279	655,028

Other investment income (Note 1)	2,175	9,496	24,744
Other interest and credit facility expenses (Note 6)	1,699	992	381

Net non-operating income	476	8,504	24,363

Income before income taxes	365,516	533,783	679,391
Provision for income taxes (Note 3)	138,029	196,523	248,462

Net income	$227,487	$337,260	$430,929

Earnings per share
Basic	$1.84	$2.65	$3.31

Diluted	$1.77	$2.51	$3.15

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2003	2004	2005
Cash flows from operating activities
Net income	$227,487	$337,260	$430,929
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	45,289	40,018	42,272
Stock-based compensation expense	—	—	3,164
Other changes in assets and liabilities	24,179	(2,998)	63,117

Net cash provided by operating activities	296,955	374,280	539,482

Cash flows from investing activities
Investments in sponsored mutual funds	(17,423)	(38,406)	(39,657)
Dispositions of sponsored mutual funds	10,677	6,897	2,735
Investments in debt securities by savings bank subsidiary	(78,590)	(41,357)	(31,661)
Proceeds from debt securities held by savings bank subsidiary	58,213	36,690	29,051
Additions to property and equipment	(31,742)	(43,069)	(51,802)
Other investment activity	5,206	3,380	(297)

Net cash used in investing activities	(53,659)	(75,865)	(91,631)

Cash flows from financing activities
Repurchases of common stock	(19,963)	(18,334)	(75,853)
Stock options exercised	27,169	75,149	47,973
Debt principal repaid	(56,699)	—	—
Dividends paid to stockholders	(83,672)	(96,164)	(119,534)
Change in savings bank subsidiary deposits	14,984	4,151	3,402

Net cash used in financing activities	(118,181)	(35,198)	(144,012)

Cash and cash equivalents
Net increase during year	125,115	263,217	303,839
At beginning of year	111,418	236,533	499,750

At end of year	$236,533	$499,750	$803,589

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)
		Additional		Accumulated	Deferred stock
		capital in		other	based	Total
	Common	excess of	Retained	comprehensive	compensation	stockholders’
	stock	par value	earnings	income	expense	equity
Balance at December 31, 2002, 122,648,696 common shares	$24,530	$80,744	$1,019,925	$8,641	$—	$1,133,840
Comprehensive income
Net income			227,487
Change in unrealized security holding gains, net of taxes				20,114
Total comprehensive income						247,601
3,071,188 common shares issued upon option exercises under stock-based compensation plans	614	53,539				54,153
787,000 common shares repurchased	(157)	(2,858)	(16,948)			(19,963)
Dividends declared			(86,551)			(86,551)

Balance at December 31, 2003, 124,932,884 common shares	24,987	131,425	1,143,913	28,755	—	1,329,080
Comprehensive income
Net income			337,260
Change in unrealized security holding gains, net of taxes				12,911
Total comprehensive income						350,171
5,074,813 common shares issued upon option exercises under stock-based compensation plans	1,015	137,593				138,608
400,000 common shares repurchased	(80)	(18,254)				(18,334)
Dividends declared			(102,225)			(102,225)

Balance at December 31, 2004, 129,607,697 common shares	25,922	250,764	1,378,948	41,666	—	1,697,300
Comprehensive income
Net income			430,929
Change in unrealized security holding gains, net of taxes				6,878
Total comprehensive income						437,807
Common shares issued under stock-based compensation plans
38,000 common shares	8	2,832				2,840
31,500 restricted common shares	6	2,049			(2,055)	—
3,301,174 common shares upon option exercises	660	99,628				100,288
Amortization of deferred stock-based compensation expense					324	324
1,300,000 common shares repurchased	(260)	(75,593)				(75,853)
Dividends declared			(126,604)			(126,604)

Balance at December 31, 2005, 131,678,371 common shares	$26,336	$279,680	$1,683,273	$48,544	$(1,731)	$2,036,102

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
We are not the primary beneficiary of two variable interest entities that are high-yield collateralized bond obligations (CBOs) and do not consolidate them into our financial statements. The CBOs are non-recourse, limited liability companies in which we hold a portion, though not a majority, of the interests in their residual returns. We are also the collateral manager of each CBO and receive investment advisory fees for performance of that service. At December 31, 2005, the CBOs had assets of $533 million. We do not have any exposure to future losses from these CBOs because we have fully recovered our carrying amount, after previously recognized other than temporary impairments in 2001 and 2002.
CASH EQUIVALENTS.
Cash equivalents consist primarily of short-term, highly liquid investments in sponsored money market mutual funds. The cost of these funds is equivalent to fair value.
INVESTMENTS.
Investments in sponsored mutual funds and debt securities held by our savings bank subsidiary are classified as available-for-sale and are reported at fair value. Changes in net unrealized security holding gains are recognized in accumulated other comprehensive income.
We also hold other investments that are included in other assets and are recognized using the cost or equity methods of accounting, as appropriate.
We review the carrying amount of each investment on a quarterly basis and recognize an impairment in our statement of income whenever an unrealized loss is considered other than temporary.
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
PROPERTY AND EQUIPMENT.
Property and equipment is stated at cost net of accumulated depreciation and amortization computed using the straight-line method. Provisions for depreciation and amortization are based on the following weighted average estimated useful lives: computer and communications software and equipment, 3.3 years; buildings, 31.5 years; leasehold improvements, 7.7 years; furniture and other equipment, 4.9 years; and leased land, 99 years.
GOODWILL.
We evaluate goodwill for possible impairment using the fair value approach during the third quarter of each year. Our evaluations have not indicated that an impairment exists. We operate in one reportable business segment — that of the investment advisory business — and all goodwill is attributed to that segment.

REVENUE RECOGNITION.
Fees for investment advisory services which are based on assets under management and related administrative services that we provide to investment advisory clients are recognized in the period that our services are provided. Administrative revenues from distribution of our sponsored mutual funds’ Advisor and R class shares, and the corresponding operating expense for payments to third-party financial intermediaries that distribute those share classes, are recognized in the period that they are earned from the mutual funds (that is, the same period that the related funds recognize their expense).
ADVERTISING.
Costs of advertising are expensed the first time that the advertising takes place.
EARNINGS PER SHARE.
Basic earnings per share excludes the dilutive effect of outstanding stock options and nonvested restricted stock, and is computed by dividing net income by the weighted average common shares outstanding of 123,423,000 in 2003, 127,419,000 in 2004, and 130,266,000 in 2005. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options were exercised and restricted stock vests. It is computed by increasing the denominator of the basic calculation by potential dilutive common shares, determined using the treasury stock method, of 4,866,000 in 2003, 6,716,000 in 2004, and 6,332,000 in 2005.
COMPREHENSIVE INCOME.
Total comprehensive income is reported in our consolidated statements of stockholders’ equity and includes net income and the change in unrealized security holding gains, net of income taxes.
STOCK OPTIONS AND AWARDS.
Our stockholders have approved seven stock-based compensation plans (the 1990, 1993, 1996, 2001 and 2004 Stock Incentive Plans and the 1995 and 1998 Director Stock Option Plans). Under these plans, we have granted qualified incentive and nonqualified fixed stock options with a maximum term of 10 years to employees and directors. These option grants have been accounted for using the intrinsic value based method. Vesting of employee options is based solely on the individual continuing to render service and generally occurs over a five-year graded schedule. The exercise price of each option granted is equivalent to the market price of the common stock at the date of grant. Accordingly, no compensation expense related to stock option grants has been recognized in our consolidated statements of income.
The following disclosures are made as if we had applied the fair value based method to account for our stock option grants. Forfeitures of options are recognized in these disclosures during the year in which they occurred.

	2003	2004	2005
Net income, as reported	$227,487	$337,260	$430,929
Additional stock option-based compensation expense estimated using the fair value based method	(37,028)	(42,631)	(59,829)
Related income tax benefits	11,248	14,167	19,566

Pro forma net income	$201,707	$308,796	$390,666

Earnings per share
Basic — as reported	$1.84	$2.65	$3.31
Basic — pro forma	$1.63	$2.42	$3.00

Diluted — as reported	$1.77	$2.51	$3.15
Diluted — pro forma	$1.59	$2.31	$2.85
In preparing the above information, we used the Black-Scholes option-pricing model to estimate the fair value of each option grant, including reloads, as follows:

	Weighted-average			Range
	2003	2004	2005	2005
Grant-date fair value per option awarded, including reload grants	$13.96	$18.34	$19.14	$.53 to	24.66

Assumptions used:
Expected life in years	5.5	5.2	5.5	.1 to	8.1
Expected volatility	35%	33%	29%	6 to	32%
Dividend yield	1.5%	1.7%	1.7%	1.7 to	1.8%
Risk-free interest rate	3.6%	3.7%	4.2%	2.8 to	4.5%
The weighted-average assumptions noted above for expected lives are based on the vesting period for each option grant and our historical experience with respect to the average holding period from vesting to option exercise. The assumptions for expected volatility and dividend yield are based on recent historical experience for our common shares over the same time periods as our expected lives. Risk-free interest rates are set using grant-date U.S. Treasury yield curves for the same periods as our expected lives.

At December 31, 2005, we have 31,500 outstanding restricted shares of our common stock that were awarded to our employees in October 2005 at the grant date fair value of $65.24 per share. These shares vest 50% in each of December 2006 and 2007, and must be returned to the company should employment terminate before vesting. In December 2005, we also awarded our employees 38,000 unrestricted shares at the grant date fair value of $74.73 per share. Compensation expense of $3,164,000 related to these 69,500 shares has been recognized in our 2005 consolidated statement of income.
On January 1, 2006, we will adopt the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R), and begin recognizing stock option-based compensation expense in our 2006 consolidated statement of income using the fair value based method applied on a modified prospective basis. It is important to note that this change to the fair value based method will not diminish stockholders’ equity nor will it change the accounting for our stock awards.
The following table (in thousands) presents the future compensation expense to be recognized over the vesting period of the 9,458,900 nonvested options and 31,500 restricted shares outstanding at December 31, 2005. Future stock-based compensation expense has been estimated in a manner similar to that used in making our historical pro forma disclosures, except that, in order to conform to the requirements of SFAS 123R, we have also included a reduction for estimated future forfeitures of our stock incentive awards. Estimated future compensation expense will change to reflect future option grants including reloads, future share awards, changes in estimated forfeitures, and adjustments for actual forfeitures. The estimated income tax benefits presented will also vary as compensation expense changes and employees disqualify their incentive stock options, as well as to reflect changes in our effective income tax rate.

	Compensation	Income tax	Net income
	expense	benefits	effect
First quarter 2006	$13,109	$(4,200)	$8,909
Second quarter 2006	13,210	(4,235)	8,975
Third quarter 2006	13,012	(4,191)	8,821
Fourth quarter 2006	9,692	(3,066)	6,626
2007	27,986	(8,638)	19,348
2008 through 2010	24,093	(6,662)	17,431

Total	$101,102	$(30,992)	$70,110

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — INVESTMENTS.
MUTUAL FUNDS.
Cash equivalent investments in our sponsored money market mutual funds aggregate $469,934,000 at December 31, 2004 and $768,129,000 at December 31, 2005.
Investments in our other sponsored mutual funds (in thousands) at December 31 include:

		Unrealized	Aggregate
	Aggregate	holding	fair
	cost	gains	value
2004
Stock funds	$90,850	$43,595	$134,445
Bond funds	59,820	20,894	80,714

	$150,670	$64,489	$215,159

2005
Stock funds	$127,553	$58,324	$185,877
Bond funds	60,071	18,290	78,361

	$187,624	$76,614	$264,238

The following table reconciles our unrealized holding gains on investments in sponsored mutual funds (in thousands) to that recognized in other comprehensive income.

	2003	2004	2005
Unrealized holding gains	$32,365	$21,367	$12,157
Less gains (losses) realized in net income using average cost	(332)	839	32

	32,697	20,528	12,125
Deferred income taxes	(11,447)	(7,230)	(4,275)

Unrealized holding gains recognized in other comprehensive income	$21,250	$13,298	$7,850

Dividends earned on our investments in sponsored mutual funds, including money market mutual funds, totaled $2,624,000 in 2003, $6,716,000 in 2004, and $22,090,000 in 2005. At December 31, 2005, our mutual fund holdings include an aggregate unrealized loss of $2,000; there were no individual mutual fund holdings with an unrealized loss at December 31, 2004.
DEBT SECURITIES.
Our savings bank subsidiary holds investments in marketable debt securities, including mortgage- and other asset-backed securities, that are accounted for as available-for-sale. We generally hold these securities to their maturity which correlates to the maturities of our customer deposits. The following table (in thousands) details the components of these investments at year end.

	2004		2005
		Unrealized		Unrealized
	Fair value	gain (loss)	Fair value	gain (loss)
Investments with temporary impairment
Of less than 12 months (57 securities in 2005)	$36,436	$(298)	$47,704	$(639)
Of 12 months or more (38 securities in 2005)	16,001	(577)	41,932	(1,401)

	52,437	(875)	89,636	(2,040)
Investments with unrealized holding gains	61,638	375	25,201	79

Balance at December 31	$114,075	$(500)	$114,837	$(1,961)

Aggregate cost	$114,575		$116,798

The unrealized losses in these investments were generally caused by interest rate increases and not changes in credit quality. We have the ability and intent to hold these investments until a recovery of fair value, which may mean until maturity, and to collect all contractual cash flows. Accordingly, impairment of these investments is considered temporary.

The following table reconciles our unrealized holding losses on the savings bank portfolio (in thousands) to that recognized in other comprehensive income.

	2003	2004	2005
Unrealized holding losses	$(1,750)	$(643)	$(1,466)
Less gains (losses) realized in net income	129	(3)	(5)

	(1,879)	(640)	(1,461)
Deferred tax benefits	743	253	489

Unrealized holding losses recognized in other comprehensive income	$(1,136)	$(387)	$(972)

NOTE 2 — PROPERTY AND EQUIPMENT.
Property and equipment (in thousands) at December 31 consists of:

	2004	2005
Computer and communications software and equipment	$202,641	$206,300
Buildings and leasehold improvements	169,416	181,496
Furniture and other equipment	58,683	59,778
Land owned and leased	21,503	21,503

	452,243	469,077
Less accumulated depreciation and amortization	248,436	254,287

	$203,807	$214,790

Compensation and related costs attributable to the development of computer software for internal use totaling $7,034,000 in 2003, $7,299,000 in 2004, and $6,160,000 in 2005 have been capitalized.
NOTE 3 — INCOME TAXES.
The provision for income taxes (in thousands) consists of:

	2003	2004	2005
Current income taxes
U.S. federal and foreign	$128,380	$177,982	$228,159
State and local	13,045	19,099	27,421
Deferred income tax benefits	(3,396)	(558)	(7,118)

	$138,029	$196,523	$248,462

Deferred income taxes arise from temporary differences between taxable income for financial statement and income tax return purposes. Significant temporary differences in 2003 included deferred tax benefits of $7.2 million related to accrued compensation offset by $3.2 million related to investment income. Deferred tax benefits in 2004 include $4.1 million related to investment income offset by deferred taxes of $1.9 million related to accrued compensation.
Deferred tax benefits in 2005 include $5.3 million related to property and equipment offset by deferred taxes of $1.5 million related to accrued compensation. Deferred benefits in 2005 also include $3.8 million arising from foreign net operating loss carryforwards, including $2.4 million from 2005 operations and $1.4 million from the reversal of a previously provided valuation allowance on prior year losses. During 2005, we developed a tax-planning strategy that makes it more likely than not that we would be able to realize a substantial portion of this deferred tax benefit.
Our net deferred tax liability is included in income taxes payable and includes the following components at December 31.

	2004	2005
Deferred tax liabilities
Arising from unrealized holding gains	$22,322	$26,108
Other	1,069	1,659

	23,391	27,767

Deferred tax assets
Related to investment income	9,898	10,088
Related to property and equipment	—	5,268
Related to accrued compensation	6,435	4,957
Foreign net operating loss carryforwards that do not expire	—	3,799
Other	71	—

	16,404	24,112

Net deferred tax liability	$6,987	$3,655

Cash outflows from operating activities include income taxes paid of $100,284,000 in 2003, $164,643,000 in 2004, and $188,018,000 in 2005. The income tax benefit arising from exercises of our stock options reduced the income taxes that would have otherwise been payable by $26,984,000 in 2003, $63,459,000 in 2004, and $52,315,000 in 2005. These amounts have been added to stockholders’ equity as part of additional capital in excess of par value.

The following table reconciles the statutory federal income tax rate to the effective income tax rate.

	2003	2004	2005
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Current state income taxes, net of federal income tax benefits	2.3	2.3	2.4
Other items	.5	(.5)	(.8)

Effective income tax rate	37.8%	36.8%	36.6%

NOTE 4 — COMMON STOCK AND STOCK-BASED COMPENSATION PROGRAMS.
SHARES AUTHORIZED FOR STOCK-BASED COMPENSATION PROGRAMS.
At December 31, 2005, 33,922,121 shares of unissued common stock were reserved for issuance under our stock-based compensation plans. Additionally, 1,680,000 shares are reserved for issuance under a plan whereby substantially all employees may acquire common stock through payroll deductions at prevailing market prices. We believe that our stock-based compensation programs align the interests of our employees and directors with those of our common stockholders.
REPURCHASE AUTHORIZATIONS.
As of December 31, 2005, the Board of Directors has authorized the future repurchase of up to 4,146,010 common shares.
DIVIDENDS.
Cash dividends declared per share were $.70 in 2003, $.80 in 2004, and $.97 in 2005.
STOCK OPTIONS.
The following table summarizes the status of and changes in our stock option grants during the past three years.

		Weighted-		Weighted-
		average		average
		exercise	Options	exercise
	Options	price	exercisable	price
Outstanding at beginning of 2003	27,943,856	$26.25	16,759,556	$23.50
Annual grants	3,355,000	43.24
Reload grants	444,147	41.01
Exercised	(3,981,406)	16.16
Forfeited or cancelled	(335,820)	31.31

Outstanding at end of 2003	27,425,777	29.98	16,607,977	$27.38
Annual grants	3,373,750	61.31
Reload grants	818,683	53.98
Exercised	(6,656,743)	24.24
Forfeited or cancelled	(831,065)	33.07

Outstanding at end of 2004	24,130,402	36.65	14,161,852	$31.82
Annual grants	3,243,700	65.20
Reload grants	625,989	65.74
Exercised	(4,587,814)	28.75
Forfeited or cancelled	(463,853)	47.11

Outstanding at end of 2005	22,948,424	$42.84	13,489,524	$36.26

The total intrinsic value of options exercised was $92.4 million in 2003, $193.4 million in 2004, and $165.4 million in 2005. At December 31, 2005, the aggregate intrinsic value of options outstanding was $669.8 million and of options exercisable was $482.5 million. Information regarding the exercise prices and lives of stock options outstanding at December 31, 2005 follows.

			Weighted-			Weighted-
			average			average
		Weighted-	remaining		Weighted-	remaining
		average	contractual		average	contractual
		exercise	life (in		exercise	life (in
Range of Exercise prices	Outstanding	price	years)	Exercisable	price	years)

$14.25 to 19.88	751,400	$17.98	.9	751,400	$17.98	.9
$25.36 to 43.70	14,765,181	34.05	5.3	11,048,881	33.82	4.7
$43.84 to 53.90	333,942	49.85	4.4	298,342	49.52	3.9
$54.57 to 74.70	7,097,901	63.44	8.8	1,390,901	62.75	6.3

$14.25 to 74.70	22,948,424	$42.84	6.2	13,489,524	$36.26	4.7

NOTE 5 — INFORMATION ABOUT REVENUES AND SERVICES.
Revenues (in thousands) from advisory services provided under agreements with sponsored mutual funds and other investment clients include:

	2003	2004	2005
Sponsored mutual funds in the U.S.
Stock	$434,423	$602,220	$758,346
Bond and money market	123,879	133,953	142,057

	558,302	736,173	900,403
Other portfolios	219,160	292,658	335,096

Total investment advisory fees	$777,462	$1,028,831	$1,235,499

The following table summarizes the various investment portfolios and assets under management (in billions) on which advisory fees are earned.

	Average during			December 31,
	2003	2004	2005	2004	2005

Sponsored mutual funds in the U.S.
Stock	$71.2	$98.1	$124.1	$114.3	$137.7
Bond and money market	28.2	30.0	32.1	31.2	32.5

	99.4	128.1	156.2	145.5	170.2
Other portfolios	60.5	78.8	90.9	89.7	99.3

	$159.9	$206.9	$247.1	$235.2	$269.5

Fees for advisory-related administrative services provided to our sponsored mutual funds were $162,853,000 in 2003, $188,523,000 in 2004, and $211,346,000 in 2005. Accounts receivable from the mutual funds aggregate $88,659,000 and $104,537,000 at December 31, 2004 and 2005, respectively. We provide all services to the sponsored U.S. mutual funds under contracts that are subject to periodic review and approval by each of the funds’ boards. Regulations require that the funds’ shareholders also approve material changes to the investment advisory contracts.
NOTE 6 — BORROWINGS AND CREDIT FACILITY.
We fully repaid the remaining balances of our yen- and dollar-denominated bank borrowings during 2003. Foreign currency losses arising from the yen borrowing of $988,000 in 2003 are included in non-operating investment income.
In 2004, we replaced two existing credit facilities with a new three-year, $300 million syndicated credit facility among eight banks for which JPMorgan Chase Bank serves as administrative agent. The interest rate on borrowings under this facility will float .27% to .575% above the Eurodollar base rate depending on our financial condition. At December 31, 2005, we are in compliance with the covenants contained in our credit facility agreement.
NOTE 7 — OTHER DISCLOSURES.
We occupy certain office facilities and rent computer and other equipment under noncancelable operating leases. Related rental expense was $19,710,000 in 2003, $21,292,000 in 2004, and $23,492,000 in 2005. Future minimum rental payments under these leases aggregate $21,033,000 in 2006, $19,047,000 in 2007, $18,371,000 in 2008, $18,493,000 in 2009, $18,673,000 in 2010 and $123,705,000 in later years.
Customer deposits at our savings bank subsidiary have defined maturities of up to five years. The estimated fair value of these customer deposits, based on discounting their expected cash flows at maturity using current interest rates offered for deposits with the same date of maturity, was $102.4 million at December 31, 2004 and $103.9 million at December 31, 2005.
Investments accounted for under the cost method are included in other assets and total $19,860,000 at December 31, 2005. At December 31, 2005, we had outstanding commitments to fund additional investments totaling $6.7 million.
Our consolidated stockholders’ equity at December 31, 2005 includes $43 million which is restricted as to use by various regulations and agreements arising in the ordinary course of our business.
From time to time, various claims against us arise in the ordinary course of business, including employment-related claims. In the opinion of management, after consultation with counsel, it is unlikely that any adverse determination in one or more pending claims would have a material adverse effect on our financial position or results of operations.
Expenses for our defined contribution retirement plans were $24,815,000 in 2003, $32,777,000 in 2004, and $36,954,000 in 2005.

NOTE 8 — SUPPLEMENTARY QUARTERLY FINANCIAL DATA (Unaudited).

			Basic	Diluted
			earnings	earnings
	Net	Net	per	per
	revenues	income	share	share
	(in thousands)
2004
1st quarter	$305,651	$77,339	$.61	$.58
2nd quarter	309,672	80,264	.63	.60
3rd quarter	316,228	82,525	.65	.62
4th quarter	345,498	97,132	.75	.71

2005
1st quarter	$357,071	$94,297	$.72	$.69
2nd quarter	363,546	102,749	.79	.76
3rd quarter	388,703	116,335	.89	.85
4th quarter	402,844	117,548	.90	.85
The sum of quarterly earnings per share may not equal annual earnings per share because the computations are done independently.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-K annual report, is appropriately recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of December 31, 2005 are effective at the reasonable assurance level.
Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the fourth quarter of 2005, and has concluded that there was no change during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s report on our internal control over financial reporting and the related attestation report of KPMG LLP follow.

Report of Management on Internal Control Over Financial Reporting
To the Stockholders of T. Rowe Price Group, Inc.:
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
Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2005 in relation to criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, we believe that the company’s internal control over financial reporting was effective as of December 31, 2005.
KPMG LLP, an independent registered public accounting firm, has audited our financial statements that are included in this annual report and expressed an unqualified opinion thereon. KPMG LLP has also expressed an unqualified opinion on management’s assessment of, and the effective operation of, our internal control over financial reporting as of December 31, 2005.
February 9, 2006
/s/ George A. Roche
President and Chief Executive Officer
/s/ Kenneth V. Moreland
Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:
We have audited management’s assessment, included in their accompanying report on internal control over financial reporting, that T. Rowe Price Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). T. Rowe Price Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that T. Rowe Price Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, T. Rowe Price Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 9, 2006, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Baltimore, Maryland
February 9, 2006

Item 9B. Other Information.
None.
PART III
Item 10. Directors and Executive Officers of the Registrant.
Information required by this item as to the identification of our executive officers is furnished in a separate item at the end of Part I of this Form 10-K. Other information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2006 Annual Meeting of our stockholders.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions.
Item 14. Principal Accountant Fees and Services.
Information required by these items is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2006 Annual Meeting of our stockholders.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following documents are filed as part of this report.
(1)	Financial Statements: See Item 8 of Part II.

(2)	Financial Statement Schedules: None.

(3)	The following exhibits required by Item 601 of Regulation S-K are filed herewith, except for Exhibit 32 which is furnished herewith. Management contracts and compensatory plans and arrangements are filed as Exhibits 10.06 through 10.18.
3(i)	Amended and Restated Charter of T. Rowe Price Group, Inc. as of March 9, 2001. (Incorporated by reference from Form 10-K for 2000; Accession No. 0001113169-01-000003.)

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of December 12, 2002. (Incorporated by reference from Form 10-K for 2002; Accession No. 0000950133-03-000699.)
4	$300,000,000 Three-Year Credit Agreement among T. Rowe Price Group, Inc., the several lenders, and JPMorgan Chase Bank, as Administrative Agent. (Incorporated by reference from Form 10-Q Report for the quarterly period ended June 30, 2004; Accession No. 0000950133-04-002895.)

10.01	Representative Investment Management Agreement with most of the T. Rowe Price mutual funds. (Incorporated by reference from Form N-1A; Accession No. 0001267862-04-000002.)

10.02	Transfer Agency and Service Agreement dated as of January 1, 2005 between T. Rowe Price Services, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 10-Q for the quarterly period ended March 31, 2005; Accession No. 0000950133-05-001706.)

10.03	Agreement dated January 1, 2005 between T. Rowe Price Retirement Plan Services, Inc. and certain of the T. Rowe Price Funds. (Incorporated by reference from Form 10-Q for the quarterly period ended March 31, 2005; Accession No. 0000950133-05-001706.)

10.04	Representative Underwriting Agreement between each of the T. Rowe Price mutual funds and T. Rowe Price Investment Services, Inc. (Incorporated by reference from Form N-1A; Accession No. 0001267862-03-000003.)

10.05	Second Amended, Restated and Consolidated Lease Agreement dated November 9, 2004 between East Pratt Street Associates Limited Partnership and T. Rowe Price Associates, Inc. (Incorporated by reference from Form 10-K for 2004; Accession No. 0000950133-05-000815.)

10.06	1995 Director Stock Option Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0000933259-95-000009.)

10.07	1998 Director Stock Option Plan, as Amended and Restated effective December 16, 2004, including forms of option agreements. (Incorporated by reference from Form 10-K for 2004; Accession No. 0000950133-05-000815.)

10.08	Schedule of Non-Employee Director Compensation, effective January 1, 2005. (Incorporated by reference from Form 10-K for 2004; Accession No. 0000950133-05-000815.)

10.09	T. Rowe Price Group, Inc. Outside Directors Deferred Compensation Plan. (Incorporated by reference from Form 10-K for 2004; Accession No. 0000950133-05-000815.)

10.10	1990 Stock Incentive Plan. (Incorporated by reference from Form S-8 Registration Statement [File No. 33-37573].)

10.11	1993 Stock Incentive Plan. (Incorporated by reference from Form S-8 Registration Statement [File No. 33-72568].)

10.12	1996 Stock Incentive Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0001006199-96-000031.)

10.13	2001 Stock Incentive Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0001113169-01-000002.)

10.14	First Amendment to 2001 Stock Incentive Plan dated April 8, 2004. (Incorporated by reference from Form DEF 14A; Accession No. 0001113169-04-000023.)

10.15	2004 Stock Incentive Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0001113169-04-000023.)

10.16	Forms of option agreements available for awards and replenishment options issued under the 2001 and 2004 Stock Incentive Plans. (Incorporated by reference from Form 10-K for 2004; Accession No. 0000950133-05-000815.)

10.17	Annual Incentive Compensation Pool. (Incorporated by reference from Form DEF 14A; Accession No. 0001113169-03-000001.)

10.18	Consulting Agreement dated January 31, 2006 with James S. Riepe. (Incorporated by reference from Form 8-K Current Report dated January 31, 2006; Accession No. 0000950133-06-000434.)

14	Code of Ethics for Principal Executive Officer and Senior Financial Officers of T. Rowe Price Group, Inc. under the Sarbanes-Oxley Act of 2002. (Incorporated by reference from Form 10-K for the fiscal year ended December 31, 2003; Accession No. 0000950133-04-000683.)

21	Subsidiaries of T. Rowe Price Group, Inc.

23	Consent of Independent Registered Public Accounting Firm, KPMG LLP.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 15, 2006.
T. Rowe Price Group, Inc.
By: /s/ George A. Roche, Chairman and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 15, 2006.
/s/ George A. Roche, Chairman, Director, President and Chief Executive Officer
/s/ Edward C. Bernard, Director
/s/ James T. Brady, Director
/s/ J. Alfred Broaddus, Jr., Director
/s/ Donald B. Hebb, Jr., Director
/s/ James A.C. Kennedy, Director
/s/ James S. Riepe, Director
/s/ Brian C. Rogers, Director
/s/ Alfred Sommer, Director
/s/ Dwight S. Taylor, Director
/s/ Anne Marie Whittemore, Director
/s/ Kenneth V. Moreland, Chief Financial Officer
/s/ Joseph P. Croteau, Treasurer (Principal Accounting Officer)