Form 10-Q
period 2006-03-31
PRICE T ROWE GROUP INC
filed 2006-04-26
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
Commission File Number: 000-32191
T. ROWE PRICE GROUP, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-2264646

(State of incorporation)	(I.R.S. Employer Identification No.)
100 East Pratt Street, Baltimore, Maryland 21202
(Address, including Zip Code, of principal executive offices)
(410) 345-2000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.           ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (based on definitions in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                          ☐ Yes ☒ No
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, April 24, 2006, is 132,784,611.
The exhibit index is at Item 6 on page 12.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	12/31/2005	3/31/2006
ASSETS
Cash and cash equivalents	$803,589	$933,291
Accounts receivable and accrued revenue	175,030	189,084
Investments in sponsored mutual funds	264,238	300,978
Debt securities held by savings bank subsidiary	114,837	116,331
Property and equipment	214,790	226,170
Goodwill	665,692	665,692
Other assets	72,370	62,778

Total assets	$2,310,546	$2,494,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$62,539	$65,630
Accrued compensation and related costs	55,555	63,801
Income taxes payable	15,651	50,992
Dividends payable	36,870	37,064
Customer deposits at savings bank subsidiary	103,829	105,429

Total liabilities	274,444	322,916

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, undesignated, $.20 par value - authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value - authorized 500,000,000 shares; issued 131,678,371 shares in 2005 and 132,539,388 shares in 2006	26,336	26,508
Additional capital in excess of par value	279,680	326,173
Retained earnings	1,683,273	1,762,903
Accumulated other comprehensive income	48,544	55,824
Deferred stock-based compensation expense	(1,731)	—

Total stockholders’ equity	2,036,102	2,171,408

	$2,310,546	$2,494,324

See the accompanying notes to the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per-share amounts)

	Three months ended
	3/31/2005	3/31/2006
Revenues
Investment advisory fees	$289,003	$353,885
Administrative fees and other income	67,955	75,163
Investment income of savings bank subsidiary	1,003	1,255

Total revenues	357,961	430,303
Interest expense on savings bank deposits	890	982

Net revenues	357,071	429,321

Operating expenses
Compensation and related costs	127,142	159,997
Advertising and promotion	23,471	27,988
Depreciation and amortization of property and equipment	9,772	11,114
Occupancy and facility costs	18,319	19,573
Other operating expenses	31,086	32,125

	209,790	250,797

Net operating income	147,281	178,524

Other investment income	2,055	7,653
Credit facility expenses	95	95

Net non-operating income	1,960	7,558

Income before income taxes	149,241	186,082
Provision for income taxes	54,944	69,388

Net income	$94,297	$116,694

Earnings per share
Basic	$0.72	$0.88

Diluted	$0.69	$0.84

Dividends declared per share	$0.23	$0.28

Weighted average shares
Outstanding	130,266	132,015

Outstanding assuming dilution	136,742	138,981

See the accompanying notes to the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended
	3/31/2005	3/31/2006
Cash flows from operating activities
Net income	$94,297	$116,694
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	9,772	11,114
Stock-based compensation expense	—	14,835
Other changes in assets and liabilities	45,412	38,526

Net cash provided by operating activities	149,481	181,169

Cash flows from investing activities
Investments in sponsored mutual funds	(4,616)	(25,039)
Debt securities held by savings bank subsidiary	(2,327)	(2,352)
Additions to property and equipment	(13,738)	(21,649)
Other investment activity	8	(718)

Net cash used in investing activities	(20,673)	(49,758)

Cash flows from financing activities
Repurchases of common stock	(36,704)	—
Stock options exercised	18,200	33,561
Dividends paid to stockholders	(29,800)	(36,870)
Change in savings bank subsidiary deposits	2,237	1,600

Net cash used in financing activities	(46,067)	(1,709)

Cash and cash equivalents
Net increase during period	82,741	129,702
At beginning of year	499,750	803,589

At end of period	$582,491	$933,291

See the accompanying notes to the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

		Additional		Accumulated	Deferred
		capital in		other	stock-based	Total
	Common	excess of	Retained	comprehensive	compensation	stockholders'
	stock	par value	earnings	income	expense	equity
Balance at December 31, 2005, 131,678,371 common shares	$26,336	$279,680	$1,683,273	$48,544	$(1,731)	$2,036,102
Comprehensive income
Net income			116,694
Change in unrealized security holding gains, net of taxes				7,280
Total comprehensive income						123,974
861,017 common shares issued upon option exercises under stock-based compensation plans	172	33,389				33,561
Reclassification arising from adoption of SFAS 123R		(1,731)			1,731	—
Stock-based compensation expense		14,835				14,835
Dividends declared			(37,064)			(37,064)

Balance at March 31, 2006, 132,539,388 common shares	$26,508	$326,173	$1,762,903	$55,824	$—	$2,171,408

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
The unaudited interim financial information contained in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2005 Annual Report.
NOTE 2 — STOCK-BASED COMPENSATION.
On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R), and began recognizing stock option-based compensation expense in our consolidated statement of income using the fair value based method applied on a modified prospective basis. Accordingly, financial statements for periods prior to 2006 have not been restated.
The following table compares our interim net income (in thousands) and earnings per share for 2006 with the pro forma interim 2005 results as if we applied the fair value based method last year.

	Three months ended
	3/31/2005	3/31/2006
Net income, as reported	$94,297	$116,694
Additional stock-option based compensation expense estimated using the fair value based method	(13,740)	—
Related income tax benefits	4,544	—

Pro forma net income	$85,101	$116,694

Earnings per share
Basic — as reported	$0.72	$0.88

Basic — pro forma	$0.65	$0.88

Diluted — as reported	$0.69	$0.84

Diluted — pro forma	$0.62	$0.84

Net income for the 2006 first quarter includes $14,835,000 of stock-based compensation expense, including $1,726,000 primarily for reload grants made during the period. Financing cash inflows from stock option exercises in the first quarter of 2006 include $15.2 million of tax benefits arising from related tax deductions that reduce the amount of income taxes that would otherwise be payable.

The following table summarizes the status of and changes in our stock option grants during the first quarter of 2006.

		Weighted-		Weighted-
		average		average
		exercise	Options	exercise
	Options	price	exercisable	price
Outstanding at December 31, 2005	22,948,424	$42.84	13,489,524	$36.26
Annual grants	1,000	76.61
Reload grants	136,054	75.06
Exercised	(1,105,435)	33.20
Forfeited or cancelled	(107,700)	51.67

Outstanding at March 31, 2006	21,872,343	$43.49	12,522,843	$36.96

The following table presents the future stock-based compensation expense (in thousands) expected to be recognized over the vesting period of the 9,349,500 nonvested options and 31,500 restricted shares outstanding at March 31, 2006.

Second quarter 2006	$13,212
Third quarter 2006	13,015
Fourth quarter 2006	9,695
2007	27,990
2008 through 2011	24,099

Total	$88,011

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
NOTE 3 — INFORMATION ABOUT REVENUES AND SERVICES.
Revenues (in thousands) from advisory services provided under agreements with sponsored mutual funds and other investment clients for the interim periods ended March 31 include:

	Three months ended
	3/31/2005	3/31/2006
Sponsored mutual funds in the U.S.
Stock	$173,499	$222,842
Bond and money market	34,693	36,237

	208,192	259,079
Other portfolios	80,811	94,806

Total investment advisory fees	$289,003	$353,885

The following table summarizes the various investment portfolios and assets under management (in billions) on which advisory fees are earned.

	Average during
	the first quarter
	2005	2006	12/31/2005	3/31/2006
Sponsored mutual funds in the U.S.
Stock	$115.2	$146.4	$137.7	$151.4
Bond and money market	31.5	33.1	32.5	33.8

	146.7	179.5	170.2	185.2
Other portfolios	88.0	102.5	99.3	107.7

	$234.7	$282.0	$269.5	$292.9

Fees for advisory-related administrative services provided to our sponsored mutual funds were $51,048,000 and $58,462,000 for the first three months of 2005 and 2006, respectively. Accounts receivable from the mutual funds aggregate $104,537,000 at December 31, 2005 and $111,403,000 at March 31, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of March 31, 2006, the related condensed consolidated statements of income and of cash flows for the three-month periods ended March 31, 2005 and 2006, and the related condensed consolidated statement of stockholders’ equity for the three-month period ended March 31, 2006. These condensed consolidated financial statements are the responsibility of the Company’s management.
We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, cash flows, and stockholders’ equity for the year then ended (not presented herein); and in our report dated February 9, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP
Baltimore, Maryland
April 25, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL.
Our revenues and net income are derived primarily from investment advisory services provided to U.S. individual and institutional investors in our sponsored mutual funds and other managed investment portfolios. Investment advisory revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations. Investment advisory clients outside the United States account for more than 5% of our assets under management at March 31, 2006.
Equity market results in the United States started 2006 on a strong basis as early January indications from the Federal Reserve were that its series of tightening moves was slowing and nearing an end. Market gains later in the first quarter were tempered, though, as the Fed raised its target short-term rate twice with .25% increases at the end of January and March. All three major indexes posted gains for the quarter that were stronger than their respective full-year 2005 results. The NASDAQ index, which is heavily weighted with technology companies, ended up a strong 6.1%, while the Dow Jones Industrials and S&P 500 were up 3.7%. Investor concerns about the strength of the U.S. economy, amid inflationary pressures and rising interest rates, will continue to weigh on the financial markets, at least until the Federal Reserve determines that inflationary concerns have subsided enough that it can stop its series of raising rates.
Foreign equity markets continued their advance into 2006, with the Morgan Stanley EAFE (Europe, Australia and Far East) Index up 8.8% in the first quarter of 2006. Favorable results were generally widespread, including in emerging markets, though several individual country markets did post declines. Interest rate increases from the central banks in Europe and Japan as well as uncertainties in the US economy affected international market results.
As for fixed income securities, yields for 10-year U.S. Treasuries rose to 4.86% at March 31, 2006, up from 4.39% at the end of 2005. The yield curve flattened during the first quarter of 2006 with six-month and 10-year Treasury yields varying by only 5 basis points.
In this financial environment, total assets under our management ended the first quarter of 2006 at a record $292.9 billion, up $23.4 billion during the period, including $13.8 billion from higher market valuations and income. Strong relative investment performance and brand awareness contributed significantly to investors entrusting nearly $9.6 billion of net cash inflows to our management thus far in 2006.
Assets under management at March 31, 2006 include $230.4 billion in equity securities and $62.5 billion in bond and money market holdings. The underlying investment portfolios consist of $185.2 billion in the T. Rowe Price mutual funds distributed in the United States and $107.7 billion in other investment portfolios that we manage, including separately managed accounts, sub-advised funds, and other sponsored investment funds offered to investors outside the U.S. and through variable annuity life insurance plans.
RESULTS OF OPERATIONS — Three months 2006 versus 2005.
Investment advisory revenues were up 22% to nearly $354 million as a result of a $47.3 billion increase in average assets under our management to $282 billion. Net revenues increased $72.2 million to $429 million. Net operating income increased 21% to nearly $179 million from $147 million. Net income increased 24% to nearly $117 million from $94 million. Diluted earnings per share increased nearly 22% from $.69 to $.84, down $.01 from the record $.85 diluted earnings per share recorded in the third and fourth quarters of 2005.
On January 1, 2006, we adopted SFAS 123R and, for the first quarter of 2006, recognized $14.8 million of non-cash stock-based compensation expense in our consolidated statement of income using the fair value based method. Had we applied the fair value method to recognize stock option-based compensation in 2005, we would have recognized $13.7 million of additional compensation expense in the first quarter last year and our comparable pro forma diluted earnings for that period would have been $.62 per share. See Note 2 to our financial statements in Item 1 of this report for more information.
Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States increased $50.9 million to $259.1 million. Average mutual fund assets were $179.5 billion in the 2006 quarter, 22% higher than the $146.7 billion average during the 2005 period. Net inflows to the U.S. mutual funds were nearly $5.5 billion. Investors added $2.5 billion into the U.S. stock funds, $1.9 billion into our international stock funds, and $1.1 billion into our bond and money market funds. The Growth Stock and Value funds together accounted for $1.7 billion of the funds’ net inflows. Higher market valuations and income, net of dividends not reinvested, added $9.5 billion to fund assets during the 2006 period.
Investment advisory revenues earned on the other investment portfolios that we manage increased $14 million to nearly $95 million. Average assets in these portfolios were $102.5 billion, up $14.5 billion, or 16.5%, from $88 billion in the 2005 period. Ending assets in these portfolios were $107.7 billion, up $8.4 billion from the beginning of 2006. Market gains and income added $4.3 billion while net investor inflows from U.S. and international investors were $4.1 billion.

Administrative fees and other income increased $7.2 million to $75.2 million. The change in these revenues includes $6.1 million from our servicing activities including shareholder account and transaction volume in our transfer agent and defined contribution plan recordkeeping services for the mutual funds and their investors. Additionally, revenues increased $1.1 million from 12b-1 distribution fees received on greater assets under management in the Advisor and R classes of our sponsored mutual fund shares. These changes in administrative fees are generally offset by similar changes in related operating expenses that we incur to provide these services and distribute the Advisor and R classes of mutual fund shares through third party financial intermediaries.
Operating expenses were $250.8 million in the first quarter of 2006, up $41.0 million from the 2005 period. Our largest expense, compensation and related costs, increased $32.9 million, up 26% from last year’s quarter. The number of our associates, their total compensation, and the costs of their employee benefits have all increased. The largest portion of the increase is attributable to the $14.8 million expense recognized for stock-based compensation. Expenses in the 2006 quarter also reflect an increase in our interim bonus compensation accrual, which is based on projected operating results for 2006 that consider our strong relative and risk-adjusted investment performance, continued growth in assets under management including new investment inflows, and sustained high-quality investor services. Lastly, we modestly increase our associates’ base salaries at the beginning of each year, and have increased our average staff size about 5% over the past twelve months to March 31, 2006, primarily to handle increased volume-related activities and growth. At the end of the 2006 quarter, we employed 4,404 associates.
Advertising and promotion expenditures increased 19%, or $4.5 million, versus the 2005 quarter. We expect our advertising and promotion expenditures in the second quarter of 2006 will be down about $8 million from the 2006 first quarter. While market conditions will dictate the exact level of our future spending, we expect that our advertising and promotion expenditures for the year 2006 will be 5% to 10% higher than 2005. We vary our level of spending based on market conditions and investor demand as well as our efforts to expand our investor base in the United States and abroad.
Occupancy and facility costs together with depreciation expense increased $2.6 million. Our costs for rented office facilities, including increased space, and related maintenance and operating costs have increased along with our staff size and business needs.
Other operating expenses increased $1.0 million, including $1.1 million of distribution expenses recognized on greater assets under management sourced from financial intermediaries that distribute our Advisor and R classes of mutual fund shares. These distribution costs are offset by an equal increase in our administrative revenues recognized from 12b-1 fees as discussed above.
Our net non-operating income, which includes interest income as well as the recognition of investment gains and losses and credit facility expenses, increased $5.6 million to $7.6 million. Larger money market mutual fund balances at higher interest rates added $4.9 million of the increase.
The estimated interim 2006 provision for income taxes as a percentage of pretax income is 37.3%, up from the 36.6% rate for the year 2005, because of non-deductible incentive stock option compensation, which is now recognized in our statement of income.
Overall, net income for the first quarter of 2006 was $116.7 million, $22.4 million more than the first quarter of 2005, and off less than $.9 million from the record quarterly net income achieved in the preceding fourth quarter of 2005 when stock option-based compensation expense was not recognized in the financial statements.
CAPITAL RESOURCES AND LIQUIDITY.
Stockholders’ equity at March 31, 2006 includes net liquid assets in excess of $1 billion.
Operating activities during the first quarter of 2006 provided cash flows of $181 million, up from the 2005 period by $31.7 million, including increased net income of more than $22.4 million and non-cash stock-based compensation expense of $14.8. Net cash used in investing activities totaled nearly $50 million, up $29 million from the 2005 period. Capital spending for property and equipment was $21.6 million in the 2006 quarter, up $7.9 million versus the 2005 quarter. Our mutual fund net investments were $25 million in the first quarter of 2006, an increase of more than $20 million versus last year’s quarter. Net cash used in financing activities was less than $2 million in the 2006 quarter, down more than $44 million from the 2005 quarter when we repurchased nearly $37 million of our common stock. We also distributed $7 million more to our stockholders in the first quarter of 2006 versus 2005 based on our larger per-share quarterly dividend, and added $15 million from the tax-benefit realized from option exercises.

FORWARD-LOOKING INFORMATION.
From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this report, may contain certain forward-looking information, including information or anticipated information relating to changes in our revenues and net income, changes in the amount and composition of our assets under management, our expense levels, and our expectations regarding financial markets and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A of our Form 10-K Annual Report for 2005 under the caption Risk Factors. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in the information provided in Item 7A of the Form 10-K Annual Report for 2005.
Item 4. Controls and Procedures.
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is appropriately recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of March 31, 2006 are effective at the reasonable assurance level.
Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the first quarter of 2006, and has concluded that there was no change during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
In September 2003, a purported class action (T.K. Parthasarathy, et al., including Woodbury, v. T. Rowe Price International Funds, Inc., et al.) was filed in the Circuit Court, Third Judicial Circuit, Madison County, Illinois, against T. Rowe Price International and the T. Rowe Price International Funds with respect to the T. Rowe Price International Stock Fund. The basic allegations in the case were that the T. Rowe Price defendants did not make appropriate price adjustments to the foreign securities owned by the T. Rowe Price International Stock Fund prior to calculating the Fund’s daily share prices, thereby allegedly enabling market timing traders to trade the Fund’s shares in such a way as to disadvantage long-term investors. The plaintiffs sought monetary damages. The case was removed to the U.S. District Court for the Southern District of Illinois, which dismissed the case in May 2005. The Plaintiffs appealed to the U.S. Court of Appeals for the Seventh Circuit, which stayed the appeal pending the U.S. Supreme Court’s certiorari decision in a similar case (Kircher) from the Seventh Circuit. The U.S. Supreme Court recently issued a significant and favorable ruling in the appeal of an identical issue (Dabit) from the Second Circuit Court of Appeals, which held that the Securities Litigation Uniform Standards Act of 1998 precludes holders of securities from bringing covered securities fraud class action claims under state law. The Seventh Circuit asked for, and on April 4, 2006 we provided, a briefing on the effect of the Supreme Court’s ruling in Dabit on the case against the T. Rowe Price defendants.
From time to time, various claims against us arise in the ordinary course of business, including employment-related claims. In the opinion of management, after consultation with counsel, it is unlikely that there will be any adverse determination in one or more pending claims that would have a material adverse effect on our financial position or results of operations.
Item 1A. Risk Factors.
There has been no material change in the information provided in Item 1A of the Form 10-K Annual Report for 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)	There was no activity during the first quarter of 2006 under the 2003 Board of Director’s repurchase authorization that, at March 31, 2006, allows for the repurchase of up to 4,146,010 common shares.
Item 6. Exhibits.
The following exhibits required by Item 601 of Regulation S-K are furnished herewith.

3(i)	Amended and Restated Charter of T. Rowe Price Group, Inc. as of March 9, 2001. (Incorporated by reference from Form 10-K for 2000; Accession No. 0001113169-01-000003.)

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of December 12, 2002. (Incorporated by reference from Form 10-K for 2002; Accession No. 0000950133-03-000699.)

10	Consulting Agreement dated January 31, 2006 with James S. Riepe. (Incorporated by reference from Form 8-K Current Report dated January 31, 2006; Accession No. 0000950133-06-000434.)

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 26, 2006.
T. Rowe Price Group, Inc.
/s/ Kenneth V. Moreland
     Vice President and Chief Financial Officer