Form 10-Q
period 2006-06-30
PRICE T ROWE GROUP INC
filed 2006-07-27
CIK 1113169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
Commission File Number: 000-32191
T. ROWE PRICE GROUP, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-2264646

(State of incorporation)	(I.R.S. Employer Identification No.)
100 East Pratt Street, Baltimore, Maryland 21202

(Address, including Zip Code, of principal executive offices)
(410) 345-2000

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (based on definitions in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, July 25, 2006, is 261,677,389.
The exhibit index is at Item 6 on page 14.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	12/31/2005	6/30/2006
ASSETS
Cash and cash equivalents	$803,589	$814,445
Accounts receivable and accrued revenue	175,030	182,944
Investments in sponsored mutual funds	264,238	387,186
Debt securities held by savings bank subsidiary	114,837	117,234
Property and equipment	214,790	238,843
Goodwill and other intangible assets	665,692	669,122
Other assets	72,370	88,452

Total assets	$2,310,546	$2,498,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$78,190	$97,136
Accrued compensation and related costs	55,555	110,994
Dividends payable	36,870	36,833
Customer deposits at savings bank subsidiary	103,829	107,385

Total liabilities	274,444	352,348

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, undesignated, $.20 par value — authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value — authorized 500,000,000 shares; issued 131,678,371 shares in 2005 and 262,168,739 shares in 2006	26,336	52,434
Additional capital in excess of par value	279,680	179,188
Retained earnings	1,683,273	1,861,782
Accumulated other comprehensive income	48,544	52,474
Deferred stock-based compensation expense	(1,731)	—

Total stockholders’ equity	2,036,102	2,145,878

	$2,310,546	$2,498,226

See the accompanying notes to these unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per-share amounts)

	Three months ended		Six months ended
	6/30/2005	6/30/2006	6/30/2005	6/30/2006
Revenues
Investment advisory fees	$295,531	$369,769	$584,534	$723,654
Administrative fees and other income	67,881	75,965	135,836	151,128
Investment income of savings bank subsidiary	1,046	1,300	2,049	2,555

Total revenues	364,458	447,034	722,419	877,337
Interest expense on savings bank deposits	912	1,039	1,802	2,021

Net revenues	363,546	445,995	720,617	875,316

Operating expenses
Compensation and related costs	130,123	165,722	257,265	325,719
Advertising and promotion	18,823	21,062	42,294	49,050
Depreciation and amortization of property and equipment	10,502	10,962	20,274	22,076
Occupancy and facility costs	18,166	20,285	36,485	39,858
Other operating expenses	30,411	35,045	61,497	67,170

	208,025	253,076	417,815	503,873

Net operating income	155,521	192,919	302,802	371,443

Other investment income	5,522	23,676	7,577	31,329
Credit facility expenses	96	185	191	280

Net non-operating income	5,426	23,491	7,386	31,049

Income before income taxes	160,947	216,410	310,188	402,492
Provision for income taxes	58,198	80,699	113,142	150,087

Net income	$102,749	$135,711	$197,046	$252,405

Earnings per share
Basic	$.40	$.51	$.76	$.95

Diluted	$.38	$.49	$.72	$.91

Dividends declared per share	$.115	$.14	$.23	$.28

Weighted average shares
Outstanding	259,630	264,767	260,079	264,400

Outstanding assuming dilution	271,431	279,684	272,451	278,827

See the accompanying notes to these unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended
	6/30/2005	6/30/2006
Cash flows from operating activities
Net income	$197,046	$252,405
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	20,274	22,076
Stock-based compensation expense	—	29,546
Other changes in assets and liabilities	73,433	52,045

Net cash provided by operating activities	290,753	356,072

Cash flows from investing activities
Investments in sponsored mutual funds	(30,924)	(116,562)
Debt securities held by savings bank subsidiary	916	(2,908)
Other investments made	(830)	(32,534)
Additions to property and equipment	(24,694)	(45,029)
Other activity	2,566	(2,850)

Net cash used in investing activities	(52,966)	(199,883)

Cash flows from financing activities
Repurchases of common stock	(75,853)	(125,007)
Stock options exercised	23,387	50,052
Dividends paid to stockholders	(59,752)	(73,934)
Change in savings bank subsidiary deposits	(1,285)	3,556

Net cash used in financing activities	(113,503)	(145,333)

Cash and cash equivalents
Net increase during period	124,284	10,856
At beginning of year	499,750	803,589

At end of period	$624,034	$814,445

See the accompanying notes to these unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

		Additional		Accumulated	Deferred stock-
		capital in		other	based	Total
	Common	excess of par	Retained	comprehensive	compensation	stockholders’
	stock	value	earnings	income	expense	equity
Balance at December 31, 2005, 131,678,371 common shares	$26,336	$279,680	$1,683,273	$48,544	$(1,731)	$2,036,102
Reclassification arising from adoption of SFAS 123R		(1,731)			1,731	—
1,402,915 common shares issued upon option exercises under stock-based compensation plans	281	49,745				50,026
1,000 restricted common shares forfeited	—	(24)	1			(23)
1,533,076 common shares repurchased	(307)	(117,385)				(117,692)

	26,310	210,285	1,683,274	48,544	—	1,968,413

131,547,210 common shares issued in two-for-one split	26,309	(26,309)				—
9,319 common shares issued upon option exercises under stock-based compensation plans	2	24				26
935,000 common shares repurchased	(187)	(34,382)				(34,569)
Comprehensive income
Net income			252,405
Change in unrealized security holding gains, net of taxes, including $(3,350) in the second quarter				3,930
Total comprehensive income						256,335
Stock-based compensation expense		29,570				29,570
Dividends declared			(73,897)			(73,897)

Balance at June 30, 2006, 262,168,739 common shares	$52,434	$179,188	$1,861,782	$52,474	$—	$2,145,878

See the accompanying notes to these unaudited condensed consolidated financial statements.

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
NOTE 2 — COMMON STOCK SPLIT.
At the close of business on June 23, 2006, we effected a two-for-one split of our common stock by issuing additional $.20 par value shares. Accordingly, the par value of the additional shares issued has been reclassified among our stockholders’ equity accounts in the accompanying unaudited condensed consolidated statement of stockholders’ equity. All per-share and share data in the accompanying unaudited condensed consolidated statements of income and in these accompanying notes has been adjusted to give retroactive effect to this stock split.
NOTE 3 — OTHER INTANGIBLE ASSETS.
On June 19, 2006, we completed two transactions involving the merger of $615 million from the Preferred Group of Mutual Funds into ten of the T. Rowe Price mutual funds and the acquisition of $115 million in separate accounts. We paid $3.5 million as part of these transactions and recognized two related intangible assets that are being amortized on a straight-line basis over 8 years for the mutual fund customer relationships acquired and over 2.5 years for the separate account customer relationships acquired.
NOTE 4 — COMMON SHARE REPURCHASES.
At June 30, 2006, accounts payable and accrued expenses includes $27.3 million representing the unsettled liability for common stock repurchases made on the last three days of June. During the first week of July 2006, we repurchased an additional 500,000 common shares for $18.7 million.

NOTE 5 — INFORMATION ABOUT REVENUES AND SERVICES.
Revenues (in thousands) from advisory services provided under agreements with sponsored mutual funds and other investment clients for the interim periods ended June 30 include:

	Three months ended		Six months ended
	6/30/2005	6/30/2006	6/30/2005	6/30/2006
Sponsored mutual funds in the U.S.
Stock and balanced	$179,148	$232,194	$352,647	$455,036
Bond and money market	34,987	38,067	69,680	74,304

	214,135	270,261	422,327	529,340
Other portfolios	81,396	99,508	162,207	194,314

Total investment advisory fees	$295,531	$369,769	$584,534	$723,654

The following tables summarize the various investment portfolios and assets under management (in billions) on which advisory fees are earned.

	Average during		Average during
	the second quarter		the first half
	2005	2006	2005	2006
Sponsored mutual funds in the U.S.
Stock and balanced	$118.2	$150.4	$116.7	$148.4
Bond and money market	31.9	34.3	31.7	33.7

	150.1	184.7	148.4	182.1
Other portfolios	88.6	109.4	88.3	106.0

	$238.7	$294.1	$236.7	$288.1

	12/31/2005	6/30/2006
Sponsored mutual funds in the U.S.
Stock and balanced	$137.7	$148.5
Bond and money market	32.5	34.7

	170.2	183.2
Other portfolios	99.3	110.5

	$269.5	$293.7

Fees for advisory-related administrative services provided to our sponsored mutual funds were $102,475,000 and $117,463,000 for the first six months of 2005 and 2006, respectively. Accounts receivable from the mutual funds aggregate $104,537,000 at December 31, 2005 and $105,640,000 at June 30, 2006.

NOTE 6 — STOCK-BASED COMPENSATION.
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

	Three months ended		Six months ended
	6/30/2005	6/30/2006	6/30/2005	6/30/2006
Net income, as reported	$102,749	$135,711	$197,046	$252,405
Additional stock-option based compensation expense estimated using the fair value based method	(13,294)	—	(27,034)	—
Related income tax benefits	4,173	—	8,718	—

Pro forma net income	$93,628	$135,711	$178,730	$252,405

Earnings per share
Basic — as reported	$0.40	$0.51	$0.76	$0.95

Basic — pro forma	$0.36	$0.51	$0.69	$0.95

Diluted — as reported	$0.38	$0.49	$0.72	$0.91

Diluted — pro forma	$0.34	$0.49	$0.65	$0.91

Net income for the 2006 periods includes stock-based compensation expense of $14,711,000 for the second quarter and $29,546,000 for the first half. Reload grants made during the same periods accounted for $1,472,000 and $3,196,000, respectively, of the expense recognized. Financing cash inflows from stock option exercises in the first half of 2006 include $29,222,000 of tax benefits arising from related tax deductions that reduce the amount of income taxes that would otherwise be payable.
The following table summarizes the status of and changes in our stock option grants during the first half of 2006.

		Weighted-		Weighted-
		average		average
		exercise	Options	exercise
	Options	price	exercisable	price
Outstanding at December 31, 2005	45,896,848	$21.42	26,979,048	$18.13
Reload grants	521,030	39.05
Other grants	66,000	40.12
Exercised	(3,930,570)	16.48
Forfeited or cancelled	(357,000)	26.76

Outstanding at June 30, 2006	42,196,308	$22.08	23,632,708	$18.88

The following table presents the future stock-based compensation expense (in thousands) expected to be recognized over the vesting period of the 18,563,600 nonvested options and 61,000 restricted shares outstanding at June 30, 2006.

Third quarter 2006	$13,116
Fourth quarter 2006	9,797
2007	28,218
2008 through 2011	24,320

Total	$75,451

Estimated future compensation expense will change to reflect future option grants including reloads, future share awards, changes in estimated forfeitures, and adjustments for actual forfeitures.
NOTE 7 – CREDIT FACILITY.
On May 30, 2006, we voluntarily terminated our $300 million syndicated credit facility that was to expire in June 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of June 30, 2006, the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 2005 and 2006, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2006, and the related condensed consolidated statement of stockholders’ equity for the six-month period ended June 30, 2006. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
July 26, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL.
Our revenues and net income are derived primarily from investment advisory services provided to U.S. individual and institutional investors in our sponsored mutual funds and other managed investment portfolios. Investment advisory revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations. Investment advisory clients outside the United States account for 6% of our assets under management at June 30, 2006.
Equity markets in the United States entered the second quarter of 2006 with positive momentum after all three major indexes posted gains for the first quarter that were stronger than their respective full-year 2005 results. Returns for the first six weeks of the quarter were relatively flat to up after the first quarter gains, and the Dow Jones Industrial Average was less than 1% away from its all-time high recorded more than six years ago in January 2000. In early May, signals from the Federal Reserve regarding future interest rate increases were not well received. These signals, together with investor concerns about the effects of sustained higher energy costs on inflation trends and the strength of the U.S. and foreign economies, caused the markets to decline over the next few weeks. Sentiment improved in mid-June on more reassuring comments from the Federal Reserve Chairman, and markets recovered somewhat over the balance of the quarter to close the period with mixed results. For the quarter, the Dow Industrials were up only .4% while the NASDAQ and the S&P 500 posted losses of more than 7% and nearly 2%, respectively. For the first half of 2006, the Dow Industrials increased 4%, the S&P 500 increased less than 2%, and the NASDAQ, which is heavily weighted with technology companies, was down 1.5%.
The foreign equity markets advance that had continued into the first quarter of 2006 ended abruptly in the second quarter as concern over economic conditions spread to outside the U.S. The Morgan Stanley EAFE (Europe, Australia and Far East) Index was down slightly, giving back part of its first quarter gains, and ended the first half of 2006 up 8.5%. Unfavorable results were generally widespread, including in the previously favored emerging markets.
As for fixed income securities, yields for 10-year U.S. Treasuries rose to 5.15%, up from 4.86% at March 31, 2006. The yield curve was inverted at quarter end with the six-month to two-year maturities yielding up to nine basis points more than the 10-year Treasuries. During the quarter, the Federal Reserve again raised its target short-term rate twice with .25% increases in mid-May and at the end of June.
Despite this unsettled financial environment, total assets under our management ended June 2006 at a record $293.7 billion, up $.8 billion during the second quarter and $24.2 billion for the first half of the year. Our strong relative investment performance and brand awareness contributed significantly to investors entrusting a net $7.7 billion to our management in the second quarter and nearly $17.3 billion thus far in 2006. Second quarter net inflows include $615 million from the merger of the Preferred Group of Mutual Funds into the T. Rowe Price funds and the acquisition of $115 million of separate account assets. Lower market valuations during the second quarter resulted in a $6.9 billion decline in our assets under management, and reduced the year-to-date increase in assets under management from market gains and income to over $6.9 billion.
Assets under management at June 30, 2006 include $230.3 billion in equity and balanced investment portfolios and $63.4 billion fixed income investment portfolios. The underlying investment portfolios consist of $183.2 billion in the T. Rowe Price mutual funds distributed in the United States and $110.5 billion in other investment portfolios that we manage, including separately managed accounts, sub-advised funds, and other sponsored investment funds offered to investors outside the U.S. and through variable annuity life insurance plans.
RESULTS OF OPERATIONS – Three months 2006 versus 2005.
Investment advisory revenues were up 25% to $370 million as a result of a $55 billion increase in average assets under our management to $294 billion. Net revenues increased 23% or $82 million to $446 million. Net operating income increased 24% to nearly $193 million from $155.5 million. Net income increased 32% to a new quarterly record of nearly $136 million from $103 million in the 2005 quarter. Diluted earnings per share increased 29% from $.38 to $.49, up $.06 from the prior record of $.43 diluted earnings per share recorded in the third and fourth quarters of 2005. We split our common stock two-for-one in June 2006 and have restated our per-share results for all periods presented.
On January 1, 2006, we adopted SFAS 123R and, for the second quarter of 2006, recognized $14.7 million of non-cash stock-based compensation expense using the fair value based method. Had we applied the fair value method in 2005, we would have recognized $13.3 million of additional compensation expense in the second quarter last year and our comparable pro forma diluted earnings for that period would have been $.34 per share. See Note 6 to our financial statements in Item 1 of this report for more information.
Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States increased $56 million to $270 million. Average mutual fund assets were $184.7 billion in the 2006 quarter, 23% higher than the $150.1 billion average during the 2005 period. Mutual fund assets ended the second quarter down $2.0 billion from March 31, 2006, as lower market valuations of $4.6 billion more than offset net inflows to our funds of $2.6 billion during the period, including $.6 billion from the fund mergers with the Preferred Group. Net inflows included $1.6 billion to our U.S. stock and balanced funds, more than $.8 billion to the bond and money market funds, and $.2 billion to the international stock funds. The Growth Stock Fund accounted for $840 million of the net inflows.
Investment advisory revenues earned on the other investment portfolios that we manage increased $18 million to more than $99 million as average assets increased 23.5% versus the 2005 period to more than $109.4 billion. Assets in these portfolios increased $2.8 billion during the second quarter of 2006 as net inflows of $5.1 billion from investors in the U.S. and other countries were partially offset by lower market valuations of $2.3 billion.

Administrative fees and other income increased $8.1 million to $76 million. The change in these revenues includes $6.5 million from our servicing activities, including shareholder account and transaction volume in our transfer agent and defined contribution plan recordkeeping services for the mutual funds and their investors. Additionally, revenues increased $1.6 million from 12b-1 distribution fees received on greater assets under management in the Advisor and R classes of our sponsored mutual fund shares. These changes in administrative fees are generally offset by similar changes in related operating expenses that we incur to provide these services and distribute the Advisor and R classes of mutual fund shares through third party financial intermediaries.
Operating expenses were $253 million in the second quarter of 2006, up more than $45 million from the 2005 period. Our largest expense, compensation and related costs, increased $35.6 million or 27% from last year’s quarter. The number of our associates, their total compensation, and the costs of their employee benefits have all increased. The most significant portion of the increase is attributable to the $14.7 million expense recognized for stock-based compensation in the 2006 quarter. Expenses in the 2006 period also reflect an increase in our interim bonus compensation accrual, which is based on projected operating results for 2006 that consider our strong relative and risk-adjusted investment performance, our growth in assets under management including new investor inflows, and the high quality of our investor services. Finally, we modestly increase our associates’ base salaries at the beginning of each year, and have increased our average staff size about 5.5% since the second quarter of 2005, primarily to handle increased volume-related activities and growth. At June 30, 2006, we employed 4,502 associates.
Advertising and promotion expenditures increased 12%, or $2.2 million, versus the 2005 quarter. We expect our advertising and promotion expenditures in the third quarter of 2006 will be down almost $5 million from the second quarter this year. We vary our level of spending based on market conditions and investor demand as well as our efforts to expand our investor base in the United States and abroad.
Occupancy and facility costs together with depreciation expense increased $2.6 million. Our costs for rented office facilities, including increased space, and related maintenance and operating costs have increased along with our staff size and business needs.
Other operating expenses increased $4.6 million, including $1.6 million of distribution expenses recognized on greater assets under management sourced from financial intermediaries that distribute our Advisor and R classes of mutual fund shares. These distribution costs are offset by an equal increase in our administrative revenues recognized from 12b-1 fees as discussed above.
Our net non-operating income, which includes interest income as well as the recognition of investment gains and losses and credit facility expenses, increased $18.1 million to $23.5 million. We realized a gain of $11.5 million upon the liquidation of the sponsored 2001 collateralized bond obligation (CBO) in June 2006. Additionally, larger money market mutual fund balances yielding higher rates of return added $5.8 million of the increase.
The estimated 2006 provision for income taxes as a percentage of pre-tax income is 37.3%, up from the 36.6% rate for the year 2005 because of non-deductible incentive stock option compensation that is now recognized in our statement of income.
Overall, net income for the second quarter of 2006 was $135.7 million, $18.2 million more than the prior record quarterly net income achieved in the fourth quarter of 2005 when stock option-based compensation expense was not recognized in our financial statements.
RESULTS OF OPERATIONS – Six months 2006 versus 2005.
Investment advisory revenues were up 24% to $724 million as a result of a $51 billion increase in average assets under our management to $288 billion. Net revenues increased $155 million to $875 million. Net operating income increased about 23% to $371 million from $303 million. Net income increased 28% to more than $252 million from $197 million in the 2005 period. Diluted earnings per share increased 26% from $.72 to $.91. Had we applied the fair value method to recognize stock option-based compensation in 2005, we would have recognized $27.0 million of additional compensation expense in the first six-months of last year and our comparable pro forma diluted earnings for that period would have been $.65 per share.
Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States increased $107 million to $529 million. Average mutual fund assets were $182.1 billion in the first half of 2006, 23% higher than the $148.4 billion average during the 2005 period. Net inflows to the U.S. mutual funds were $8.1 billion during the first six months of 2006, including $.6 billion from the merger of Preferred Group funds into the Price funds. Investors added $4.1 billion to the U.S. stock and balanced funds, $2.1 billion to our international stock funds, and $1.9 billion to our bond and money market funds. The Growth Stock and Value funds each added more than $1 billion of net investments and together accounted for $3.0 billion of the funds’ net inflows. Higher market valuations and income also added $4.9 billion to fund assets during the 2006 period.
Investment advisory revenues earned on the other investment portfolios that we manage increased $32 million to $194 million. Average assets in these portfolios were $106 billion, up nearly $18 billion or 20% from $88 billion in the 2005 period. Assets in these portfolios have increased $11.2 billion thus far in 2006, including net inflows from U.S. and international investors of about $9.2 billion and market gains and income of $2.0 billion.
Administrative fees and other income increased $15.3 million to $151 million. The change in these revenues includes $12.6 million from our servicing activities including shareholder account and transaction volume in our transfer agent and defined contribution plan recordkeeping services for the mutual funds and their investors. Additionally, revenues increased $2.7 million from 12b-1 distribution fees received on greater assets under management in the Advisor and R classes of our sponsored mutual fund shares.
Operating expenses were $504 million in the first half of 2006, up 21% or $86 million from the 2005 period. Our largest expense, compensation and related costs, increased $68.5 million, up 27% from last year’s period. The largest portion of the increase is attributable to the $29.5 million expense recognized for stock-based compensation.

Advertising and promotion expenditures increased 16% or $6.8 million versus the 2005 period. While market conditions will dictate the exact level of our future spending, we expect that our advertising and promotion expenditures for the year 2006 will be almost 10% higher than in 2005.
Occupancy and facility costs together with depreciation expense increased $5.2 million while other operating expenses increased $5.7 million, including $2.7 million of distribution expenses recognized on greater assets under management sourced from financial intermediaries that distribute our Advisor and R classes of mutual fund shares. Our operating costs have increased along with business needs and our increase in staff size.
Our net non-operating income, which includes interest income as well as the recognition of investment gains and losses and credit facility expenses, increased $23.7 million to $31 million. Larger money market mutual fund balances at higher interest rates added $10.7 million of the increase and the gain upon the liquidation of the CBO added $11.5 million.
CAPITAL RESOURCES AND LIQUIDITY.
Stockholders’ equity at June 30, 2006 includes net liquid assets of $1.2 billion, an increase of 100% over the last 24 months. On May 30, 2006, given our strong financial position, we terminated our $300 million syndicated credit facility that was to expire in June 2007.
Operating activities during the first half of 2006 provided cash flows of $356 million, up $65 million from the 2005 period, primarily from increased net income of more than $55 million and non-cash stock-based compensation expense of $29.5 million. Net cash used in investing activities totaled $200 million, up $147 million from the 2005 period. Our investments in mutual funds and other securities made from our larger available cash balances were $149 million in the first half of 2006, up $117 million from the 2005 period. Capital spending for property and equipment was $45 million in the 2006 period, up $20 million versus the 2005 period. Net cash used in financing activities was $145 million in the 2006 period, up $32 million from the comparable 2005 period. In the first half of 2006, we increased our expenditures for common stock repurchases by $49 million and our dividends paid to stockholders by $14 million. Offsetting these outflows were $29 million of tax benefits realized from option exercises in the 2006 period.
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
Our future results are also dependent upon the level of our expenses, which are subject to fluctuation for the following or other reasons: changes in the level of our advertising expenses in response to market conditions, including our efforts to expand our investment advisory business to investors outside the United States and to further penetrate our distribution channels within the United States; variations in the level of total compensation expense due to, among other things, bonuses, stock option grants, stock awards, changes in our employee count and mix, and competitive factors; any impairment of goodwill or other intangible assets that may arise; fluctuation in foreign currency exchange rates applicable to the costs of our international operations; expenses and capital costs, such as technology assets, depreciation, amortization, and research and development, incurred to maintain and enhance our administrative and operating services infrastructure; unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and disruptions of services, including those provided by third parties, such as facilities, communications, power, and the mutual fund transfer agent and accounting systems.
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
Item 4. Controls and Procedures.
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is appropriately recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of June 30, 2006 are effective at the reasonable assurance level.
Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the second quarter of 2006, and has concluded that there was no change during the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
In September 2003, a purported class action (T.K. Parthasarathy, et al., including Woodbury, v. T. Rowe Price International Funds, Inc., et al.) was filed in the Circuit Court, Third Judicial Circuit, Madison County, Illinois, against T. Rowe Price International and the T. Rowe Price International Funds with respect to the T. Rowe Price International Stock Fund. The basic allegations in the case were that the T. Rowe Price defendants did not make appropriate price adjustments to the foreign securities owned by the T. Rowe Price International Stock Fund prior to calculating the Fund’s daily share prices, thereby allegedly enabling market timing traders to trade the Fund’s shares in such a way as to disadvantage long-term investors. The plaintiffs sought monetary damages. The defendants removed the case to the U.S. District Court for the Southern District of Illinois, which then remanded the case back to state court. Other defendants appealed the remand order, and the Seventh Circuit Court of Appeals reversed the remand order. The T. Rowe Price defendants once again removed the case to the U.S. District Court for the Southern District of Illinois, which dismissed the case in May 2005. The plaintiffs appealed to the U.S. Court of Appeals for the Seventh Circuit, which stayed the appeal pending the U.S. Supreme Court’s certiorari decision in a related case (Kircher) from the Seventh Circuit. The U.S. Supreme Court recently issued a significant and favorable ruling in the appeal of an identical issue (Dabit) from the Second Circuit Court of Appeals, which held that the Securities Litigation Uniform Standards Act of 1998 precludes holders of securities from bringing covered securities fraud class action claims under state law. On June 15, 2006, the U.S. Supreme Court ruled in Kircher that an order of remand by a federal judge to a state court is not appealable. Because the T. Rowe Price defendants did not appeal the remand order, it is not clear whether the U.S. Supreme Court’s ruling in Kircher will affect the May 2005 dismissal of the case against the T. Rowe Price defendants or the plaintiffs’ pending appeal to the Seventh Circuit Court. The Supreme Court’s favorable order in Dabit should apply to the case if it is remanded to the state court.
Item 1A. Risk Factors.
There has been no material change in the information provided in Item 1A of the Form 10-K Annual Report for 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)	The following table summarizes activity during the second quarter of 2006 under the 2003 Board of Director’s repurchase authorization. All share data has been adjusted to give retroactive effect to the two-for-one stock split in June 2006.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Programs	Programs
April 2006	—		—	8,292,020
May 2006	1,442,516	$39.11	1,442,516	6,849,504
June 2006	2,558,636	37.46	2,558,636	4,290,868

Total	4,001,152	$38.05	4,001,152

Item 4. Submission of Matters to a Vote of Security Holders.
The annual meeting of our stockholders was held on April 26, 2006. The proxy statement and solicitation pertaining to this meeting were previously filed with the Commission. Shares eligible to vote were 132,098,855 at the record date of February 24, 2006.
The ten nominees for the Board of Directors were elected to serve until the next annual meeting of directors or until their respective successors are elected and qualify. The tabulation of votes was:

Nominee	For	Withheld
Edward C. Bernard	98,264,880	20,629,089
James T. Brady	111,474,313	7,419,656
J. Alfred Broaddus, Jr.	114,093,390	4,800,580
Donald B. Hebb, Jr.	89,202,959	29,691,010
James A.C. Kennedy	97,885,895	21,008,074
George A. Roche	98,594,462	20,299,508
Brian C. Rogers	98,383,174	20,510,796
Dr. Alfred Sommer	114,954,210	3,939,760
Dwight S. Taylor	114,121,531	4,772,439
Anne Marie Whittemore	112,805,621	6,088,348
The appointment of KPMG LLP as the company’s independent registered public accounting firm for 2006 was approved by a vote of 115,623,565 for; 2,566,927 against; and 703,477 abstentions.
Item 5. Other Information.
On July 27, 2006, we issued a press release reporting our results of operations for the second quarter and first half of 2006. A copy of this press release is furnished herewith as exhibit 99. The information in this Item 5 and in Exhibit 99 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.
Item 6. Exhibits.
The following exhibits required by Item 601 of Regulation S-K are furnished herewith.

3(i)	Amended and Restated Charter of T. Rowe Price Group, Inc. as of March 9, 2001. (Incorporated by reference from Form 10-K for 2000; Accession No. 0001113169-01-000003.)

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of December 12, 2002. (Incorporated by reference from Form 10-K for 2002; Accession No. 0000950133-03-000699.)

10.1	Transfer Agency and Service Agreement dated as of January 1, 2006 between T. Rowe Price Services, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS; Accession No. 0001012678-06-000006.)

10.2	Agreement dated January 1, 2006 between T. Rowe Price Retirement Plan Services, Inc. and certain of the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS; Accession No. 0001012678-06-000006.)

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99	Press release issued July 27, 2006 reporting our results of operations for the second quarter and the first six months of 2006.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 27, 2006.
T. Rowe Price Group, Inc.
/s/ Kenneth V. Moreland
    Vice President and Chief Financial Officer