Form 10-Q
period 2006-09-30
PRICE T ROWE GROUP INC
filed 2006-10-25
CIK 1113169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, October 23, 2006, is 263,636,860.
The exhibit index is at Item 6 on page 13.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	12/31/2005	9/30/2006
ASSETS
Cash and cash equivalents	$803,589	$876,208
Accounts receivable and accrued revenue	175,030	196,863
Investments in sponsored mutual funds	264,238	404,980
Debt securities held by savings bank subsidiary	114,837	121,964
Property and equipment	214,790	250,969
Goodwill and other intangible assets	665,692	668,980
Other assets	72,370	135,743

Total assets	$2,310,546	$2,655,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$78,190	$74,093
Accrued compensation and related costs	55,555	167,074
Dividends payable	36,870	36,879
Customer deposits at savings bank subsidiary	103,829	111,174

Total liabilities	274,444	389,220

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, undesignated, $.20 par value-authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value-authorized 500,000,000 shares; issued 131,678,371 shares in 2005 and 263,464,234 shares in 2006	26,336	52,693
Additional capital in excess of par value	279,680	203,899
Retained earnings	1,683,273	1,953,093
Accumulated other comprehensive income	48,544	56,802
Deferred stock-based compensation expense	(1,731)	—

Total stockholders’ equity	2,036,102	2,266,487

	$2,310,546	$2,655,707

See the accompanying notes to these unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per-share amounts)

	Three months ended		Nine months ended
	9/30/2005	9/30/2006	9/30/2005	9/30/2006
Revenues
Investment advisory fees	$319,967	$375,223	$904,501	$1,098,877
Administrative fees and other income	68,561	75,140	204,397	226,268
Investment income of savings bank subsidiary	1,077	1,388	3,126	3,943

Total revenues	389,605	451,751	1,112,024	1,329,088
Interest expense on savings bank deposits	902	1,123	2,704	3,144

Net revenues	388,703	450,628	1,109,320	1,325,944

Operating expenses
Compensation and related costs	132,011	168,750	389,276	494,469
Advertising and promotion	15,394	17,464	57,688	66,514
Depreciation and amortization of property and equipment	10,795	11,088	31,069	33,164
Occupancy and facility costs	18,646	20,843	55,131	60,701
Other operating expenses	32,005	31,964	93,502	99,134

	208,851	250,109	626,666	753,982

Net operating income	179,852	200,519	482,654	571,962

Other investment income	4,464	17,007	12,041	48,336
Credit facility expenses	95	—	286	280

Net non-operating income	4,369	17,007	11,755	48,056

Income before income taxes	184,221	217,526	494,409	620,018
Provision for income taxes	67,886	89,336	181,028	239,423

Net income	$116,335	$128,190	$313,381	$380,595

Earnings per share
Basic	$.45	$.49	$1.21	$1.44

Diluted	$.43	$.46	$1.15	$1.37

Dividends declared per share	$.115	$.14	$.345	$.42

Weighted average shares
Outstanding	260,012	262,343	260,056	263,707

Outstanding assuming dilution	272,865	277,630	272,591	278,424

See the accompanying notes to these unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended
	9/30/2005	9/30/2006
Cash flows from operating activities
Net income	$313,381	$380,595
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	31,069	33,164
Stock-based compensation expense	—	45,113
Intangible asset amortization	—	205
Other changes in assets and liabilities	131,510	65,240

Net cash provided by operating activities	475,960	524,317

Cash flows from investing activities
Investments in sponsored mutual funds	(31,120)	(136,292)
Dispositions of sponsored mutual funds	2,734	14,154
Debt securities held by savings bank subsidiary	205	(7,049)
Other investments made	(1,480)	(53,119)
Additions to property and equipment	(38,860)	(69,107)
Other activity	1,757	(3,355)

Net cash used in investing activities	(66,764)	(254,768)

Cash flows from financing activities
Repurchases of common stock	(75,853)	(170,968)
Stock options exercised	28,838	77,460
Dividends paid to stockholders	(89,577)	(110,767)
Change in savings bank subsidiary deposits	20	7,345

Net cash used in financing activities	(136,572)	(196,930)

Cash and cash equivalents
Net increase during period	272,624	72,619
At beginning of year	499,750	803,589

At end of period	$772,374	$876,208

See the accompanying notes to these unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

		Additional		Accumulated	Deferred stock-
		capital in		other	based	Total
	Common	excess of par	Retained	comprehensive	compensation	stockholders'
	stock	value	earnings	income	expense	equity
Balances at December 31, 2005, 131,678,371 common shares	$26,336	$279,680	$1,683,273	$48,544	$(1,731)	$2,036,102
Reclassification arising from adoption of SFAS 123R		(1,731)			1,731	—
1,402,915 common shares issued upon option exercises under stock-based compensation plans	281	49,672				49,953
1,000 restricted common shares forfeited	—	(24)	1			(23)
1,533,076 common shares repurchased	(307)	(117,385)				(117,692)
131,547,210 common shares issued in two-for-one split	26,309	(26,309)				—

	52,619	183,903	1,683,274	48,544	—	1,968,340
Common shares issued under stock-based compensation plans
4,000 restricted common shares	1	(1)				—
1,800,814 common shares upon option exercises	360	27,849				28,209
1,435,000 common shares repurchased	(287)	(52,989)				(53,276)
Comprehensive income
Net income			380,595
Change in unrealized security holding gains, net of taxes, including $4,328 in the third quarter				8,258
Total comprehensive income						388,853
Stock-based compensation expense		45,137				45,137
Dividends declared			(110,776)			(110,776)

Balances at September 30, 2006, 263,464,234 common shares	$52,693	$203,899	$1,953,093	$56,802	$—	$2,266,487

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
NOTE 2 — OTHER INTANGIBLE ASSETS.
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
NOTE 3 — OTHER ASSETS.
During the second and third quarters of 2006, we invested in $50 million of U.S. Treasury Notes that will yield 4.9 — 5.2% and mature over the period of April 2008 through July 2011. These investments are accounted for as held-to-maturity securities and are included in our balance sheet in other assets. Our carrying amount at September 30, 2006 totals $50.5 million representing the amortized cost of the notes and accrued interest thereon.
NOTE 4 — COMMON STOCK SPLIT.
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
NOTE 5 — INFORMATION ABOUT REVENUES AND SERVICES.
Revenues (in thousands) from advisory services provided under agreements with sponsored mutual funds and other investment clients for the interim periods ended September 30 include:

	Three months ended		Nine months ended
	9/30/2005	9/30/2006	9/30/2005	9/30/2006
Sponsored mutual funds in the U.S.
Stock and balanced	$198,379	$230,954	$551,026	$685,990
Bond and money market	36,246	39,800	105,926	114,104

	234,625	270,754	656,952	800,094
Other portfolios	85,342	104,469	247,549	298,783

Total investment advisory fees	$319,967	$375,223	$904,501	$1,098,877

The following tables summarize the various investment portfolios and assets under management (in billions) on which advisory fees are earned.

	Average during		Average during
	the third quarter		the first nine months
	2005	2006	2005	2006
Sponsored mutual funds in the U.S.
Stock and balanced	$129.0	$149.0	$120.9	$148.6
Bond and money market	32.6	35.4	32.0	34.3

	161.6	184.4	152.9	182.9
Other portfolios	92.5	113.5	89.7	108.5

	$254.1	$297.9	$242.6	$291.4

	12/31/2005	9/30/2006
Sponsored mutual funds in the U.S.
Stock and balanced	$137.7	$154.7
Bond and money market	32.5	36.1

	170.2	190.8
Other portfolios	99.3	117.3

	$269.5	$308.1

Fees for advisory-related administrative services provided to our sponsored mutual funds were $155,924,000 and $177,133,000 for the first nine months of 2005 and 2006, respectively. Accounts receivable from the mutual funds aggregate $104,537,000 at December 31, 2005 and $109,328,000 at September 30, 2006.
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

	Three months ended		Nine months ended
	9/30/2005	9/30/2006	9/30/2005	9/30/2006
Net income, as reported	$116,335	$128,190	$313,381	$380,595
Additional stock-option based compensation expense estimated using the fair value based method	(13,428)	—	(40,462)	—
Related income tax benefits	4,359	—	13,077	—

Pro forma net income	$107,266	$128,190	$285,996	$380,595

Earnings per share
Basic — as reported	$0.45	$0.49	$1.21	$1.44

Basic — pro forma	$0.41	$0.49	$1.10	$1.44

Diluted — as reported	$0.43	$0.46	$1.15	$1.37

Diluted — pro forma	$0.39	$0.46	$1.05	$1.37

Net income for the 2006 periods includes stock-based compensation expense of $15,568,000 for the third quarter and $45,113,000 for the first nine months. Reload grants made during the same periods accounted for $2,389,000 and $5,585,000, respectively, of the expense recognized. Financing cash inflows from stock option exercises in the first nine months of 2006 include $53,140,000 of tax benefits arising from related tax deductions that reduce the amount of income taxes that would otherwise be payable.
The following table summarizes the status of and changes in our stock option grants during the first nine months of 2006.

		Weighted-		Weighted-
		average		average
		exercise	Options	exercise
	Options	price	exercisable	price
Outstanding at December 31, 2005	45,896,848	$21.42	26,979,048	$18.13
Reload grants	941,161	40.60
Other grants	110,000	40.16
Exercised	(6,628,501)	16.20
Forfeited or cancelled	(380,800)	26.77

Outstanding at September 30, 2006	39,938,708	$22.74	23,875,708	$19.06

The following table presents the future stock-based compensation expense (in thousands) expected to be recognized over the vesting period of the 16,063,000 nonvested options and 65,000 restricted shares outstanding at September 30, 2006.

Fourth quarter 2006	$9,875
2007	28,489
2008 through 2011	24,613

Total	$62,977

Estimated future compensation expense will change to reflect future option grants including reloads, future share awards, changes in estimated forfeitures, and adjustments for actual forfeitures.
NOTE 7 — CREDIT FACILITY.
On May 30, 2006, we voluntarily terminated our $300 million syndicated credit facility that was to expire in June 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of September 30, 2006, the related condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2005 and 2006, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2006, and the related condensed consolidated statement of stockholders’ equity for the nine-month period ended September 30, 2006. These condensed consolidated financial statements are the responsibility of the Company’s management.
We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, cash flows, and stockholders’ equity for the year then ended (not presented herein); and in our report dated February 9, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Baltimore, Maryland
October 24, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL.
Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our sponsored mutual funds and other managed investment portfolios. Investment advisory revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations. Investment advisory clients outside the United States account for more than 6% of our assets under management at September 30, 2006.
Equity markets in the United States entered the third quarter of 2006 in an unsettled environment after posting mixed results during the first half of the year when the NASDAQ, which is heavily weighted with technology companies, was down 1.5%, the blue-chip Dow Industrials were up 4%, and the broad S&P 500 was up less than 2%. July proved quite disappointing as even the favorable outcomes for the first six months were reversed. Market sentiment changed in early August when the Federal Reserve did not continue its series of interest rate increases. Taken together with declines in energy costs and increasing optimism about the U.S. economy, a stock market rally ensued, continuing through the third quarter and into October when the Dow Industrials reached new all-time highs. For the third quarter, the NASDAQ was up 4.0%, the Dow Industrials were up 4.7%, and the S&P 500 posted a gain of 5.2%. For the first nine months of 2006, the Dow Industrials were up 9%, the S&P 500 increased 7%, and the NASDAQ reversed its first half losses to post a 2.4% year-to-date increase.
The changing positive environment in the United States in the third quarter was mirrored by equity markets in most of the rest of the world. The Morgan Stanley EAFE (Europe, Australia and Far East) Index rose 3.4% bringing 2006 year-to-date gains to more than 12%.
Yields for 10-year U.S. Treasuries declined to 4.64% at the end of the third quarter from 5.15% at June 30, 2006. The yield curve was inverted at quarter end with the six-month and two-year maturities yielding 38 and 7 basis points more, respectively, than the 10-year Treasuries. The Federal Reserve target short-term rate of 5.25% remained unchanged from the end of June 2006.
In this financial environment, total assets under our management ended September 2006 at a record $308.1 billion, up 5% or $14.4 billion during the third quarter and $38.6 billion for the first nine months of the year. Our strong relative investment performance and brand awareness contributed significantly to investors entrusting a net of more than $4.2 billion to our management in the third quarter and $21.5 billion thus far in 2006. Year-to-date net inflows include $615 million from the merger of the Preferred Group of Mutual Funds into the T. Rowe Price funds and the acquisition of $115 million of separate account assets in the second quarter. Higher market valuations and income during the third quarter resulted in a $10.2 billion increase in our assets under management and, for the year-to-date period, market gains and income have added $17.1 billion to our assets under management.
Assets under management at September 30, 2006 include $242.7 billion in equity and balanced investment portfolios and $65.4 billion fixed income investment portfolios. The underlying investment portfolios consist of $190.8 billion in the T. Rowe Price mutual funds distributed in the United States and $117.3 billion in other investment portfolios that we manage, including separately managed accounts, sub-advised funds, and other sponsored investment funds offered to investors outside the U.S. and through variable annuity life insurance plans.
RESULTS OF OPERATIONS – Three months ended September 30, 2006 versus 2005.
Investment advisory revenues were up 17% to $375 million as a result of a $44 billion increase in average assets under our management to $298 billion. Net revenues increased 16% or $62 million to almost $451 million. Net operating income increased 11.5% to $200.5 million from $179.9 million. Net income increased 10% to $128 million from $116 million in the 2005 quarter. Diluted earnings per share increased 7% from $.43 to $.46.
On January 1, 2006, we adopted SFAS 123R and, for the third quarter of 2006, recognized $15.6 million of non-cash stock-based compensation expense using the fair value based method. Had we applied the fair value method in 2005, we would have recognized $13.4 million of additional compensation expense in the third quarter last year and our comparable pro forma diluted earnings for that period would have been $.39 per share. On a basis comparable with reported 2006 results, diluted earnings per share would have increased 18% from the 2005 quarter. See Note 6 to our financial statements in Item 1 of this report for more information.
We split our common stock two-for-one in June 2006 and have restated our per-share results for all periods presented.
Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States increased $36 million to nearly $271 million. Average mutual fund assets were $184.4 billion in the 2006 quarter, 14% higher than the $161.6 billion average during the 2005 period. Mutual fund assets ended the third quarter up $7.6 billion from June 30, 2006, as higher market valuations and income added $6.0 billion and net inflows to our funds were $1.6 billion during the period. Net inflows comprised more than $1 billion to our stock and balanced funds, including $.9 billion to the Growth Stock Fund, and $.6 billion to the bond and money market funds.

Investment advisory revenues earned on the other investment portfolios that we manage increased $19 million to $104.5 million as average assets increased nearly 23% versus the 2005 period to $113.5 billion. Assets in these portfolios increased $6.8 billion during the third quarter of 2006 from net inflows of $2.6 billion from investors in the U.S. and other countries and higher market valuations of more than $4.2 billion.
Administrative fees and other income increased $6.6 million to $75 million. The change in these revenues includes $5.7 million from our servicing activities, including shareholder account and transaction volume in our transfer agent and defined contribution plan recordkeeping services for the mutual funds and their investors. Additionally, revenues increased $.9 million from 12b-1 distribution fees received on greater assets under management in the Advisor and R classes of our sponsored mutual fund shares. These changes in administrative fees are generally offset by similar changes in related operating expenses that we incur to provide these services and distribute the Advisor and R classes of mutual fund shares through third party financial intermediaries.
Operating expenses were $250 million in the third quarter of 2006, up $41 million from the 2005 period. Our largest expense, compensation and related costs, increased $36.7 million or 28% from last year’s quarter. The number of our associates, their total compensation, and the costs of their employee benefits have all increased. The most significant portion of the increase is attributable to the $15.6 million expense recognized for stock-based compensation in the 2006 quarter. Expenses in the 2006 period also reflect an increase in our interim bonus compensation accrual, which is based on projected operating results for 2006 as well as our strong relative and risk-adjusted investment performance, our growth in assets under management including new investor inflows, and the high quality of our investor services. Finally, we modestly increase our associates’ base salaries at the beginning of each year, and have increased our average staff size by 5.4% since the third quarter of 2005, primarily to handle increased volume-related activities and growth. At September 30, 2006, we employed 4,495 associates.
Advertising and promotion expenditures increased 13%, or $2.1 million, versus the 2005 quarter. We expect our advertising and promotion expenditures in the fourth quarter of 2006 will be up about 10% versus the $28.4 million expended in the fourth quarter of 2005. We vary our level of spending based on market conditions and investor demand as well as our efforts to expand our investor base in the United States and abroad.
Occupancy and facility costs together with depreciation expense increased $2.5 million. Our costs for rented office facilities, including increased space, and related maintenance and operating costs have increased along with our staff size and business needs.
Other operating expenses were flat versus the 2005 period, including $.9 million of higher distribution expenses recognized on greater assets under management sourced from financial intermediaries that distribute our Advisor and R classes of mutual fund shares. These distribution costs are offset by an equal increase in our administrative revenues recognized from 12b-1 fees as discussed above.
Our net non-operating income, which includes interest income as well as the recognition of investment gains and losses and credit facility expenses, increased $12.6 million to $17.0 million. We realized a gain of $6.4 million in the 2006 quarter upon the realignment of a portion of our mutual fund investment holdings. Additionally, larger money market mutual fund balances yielding higher rates of return accounted for $5.2 million of the increase.
Our third quarter 2006 income tax provision includes $2.4 million to increase the estimated effective tax rate on our pre-tax income for the year 2006 from 37.3% to 37.8%, and $5.3 million for additional prior years’ taxes. Together, these adjustments reduced our reported diluted earnings per share for the third quarter by $.03 per share. We currently estimate that the effective tax rate for the full year 2006 will be about 38.4%, including the additional accrual for prior years’ taxes and the effect of non-deductible incentive stock option compensation that we began recognizing in our consolidated statement of income this year.
RESULTS OF OPERATIONS – Nine months ended September 30, 2006 versus 2005.
Investment advisory revenues were up 21.5% to $1.1 billion as a result of a $49 billion increase in average assets under our management to more than $291 billion. Net revenues increased $217 million to $1.3 billion. Net operating income increased 18.5% to $572 million from $483 million. Net income increased more than 21% to $380.6 million from $313.4 million in the 2005 period. Diluted earnings per share increased 19% from $1.15 to $1.37. Had we applied the fair value method to recognize stock option-based compensation in 2005, we would have recognized $40.5 million of additional compensation expense in the first nine-months of last year and our comparable pro forma diluted earnings for that period would have been $1.05 per share.
Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States increased $143 million to $800 million. Average mutual fund assets were $183 billion in the first nine months of 2006, nearly 20% higher than the $153 billion average during the 2005 period. Net inflows to the U.S. mutual funds were $9.7 billion during the first nine months of 2006, including $.6 billion from the merger of Preferred Group funds into the Price funds. Investors added $5.0 billion to the U.S. stock and balanced funds, $2.2 billion to our international stock funds, and $2.5 billion to our bond and money market funds. The Growth Stock Fund has added $2.9 billion of net investments this year while the Value Fund added more than $1.4 billion. Higher market valuations and income also added more than $10.8 billion to fund assets during the 2006 period.

Investment advisory revenues earned on the other investment portfolios that we manage increased $51 million to $299 million. Average assets in these portfolios were $108.5 billion, up nearly $19 billion or 21% from almost $90 billion in the 2005 period. Assets in these portfolios have increased over $18 billion thus far in 2006, including net inflows from U.S. and international investors of almost $11.8 billion and market gains and income of $6.3 billion.
Administrative fees and other income increased nearly $22 million to $226 million. The change in these revenues includes $18.3 million from our servicing activities including shareholder account and transaction volume in our transfer agent and defined contribution plan recordkeeping services for the mutual funds and their investors. Additionally, revenues increased $3.6 million from 12b-1 distribution fees received on greater assets under management in the Advisor and R classes of our sponsored mutual fund shares.
Operating expenses were $754 million in the first nine months of 2006, up 20% or $127 million from the 2005 period. Our largest expense, compensation and related costs, increased 27% or $105.2 million from last year’s period. The largest portion of the increase is attributable to the $45.1 million expense recognized for stock-based compensation.
Advertising and promotion expenditures increased 15% or $8.8 million due to more favorable market conditions and investor demand in 2006.
Occupancy and facility costs together with depreciation expense increased $7.7 million while other operating expenses increased $5.6 million, including $3.6 million of distribution expenses recognized on greater assets under management sourced from financial intermediaries that distribute our Advisor and R classes of mutual fund shares. Our operating costs have increased along with business needs and our increase in staff size.
Our net non-operating income, which includes interest income as well as the recognition of investment gains and losses and credit facility expenses, increased $36 million to $48 million. Larger money market mutual fund balances at higher interest rates added $15.7 million of the increase, the liquidation of the sponsored 2001 collateralized bond obligation in June 2006 added $11.5 million dollars, and gains on dispositions of mutual fund investments added $6.1 million.
CAPITAL RESOURCES AND LIQUIDITY.
Stockholders’ equity at September 30, 2006 includes net liquid assets of more than $1.2 billion. Given our strong financial position, we terminated our $300 million syndicated credit facility in May 2006.
Operating activities during the first nine months of 2006 provided cash flows of $524 million, up $48 million from the 2005 period, including increased net income of more than $67 million and non-cash stock-based compensation expense of $45 million. Timing differences in the cash settlements of our assets and liabilities, primarily third quarter U.S. income tax payments that were due in October of 2005 versus September of 2006, reduced comparative cash flows by $66 million. In addition, it should be noted that our interim operating cash outflows do not include bonus compensation that is accrued throughout the year before being substantially paid out in December. Net cash used in investing activities totaled $255 million, up $188 million from the 2005 period. Our investments in mutual funds and other securities made from our larger available cash balances were $145 million more in the 2006 period than in the comparable 2005 period. Capital spending for property and equipment was $69 million in the 2006 period, up $30 million versus the 2005 period. Net cash used in financing activities was $197 million in the 2006 period, up $60 million from the comparable 2005 period. In the first nine months of 2006, we increased our expenditures for common stock repurchases by $95 million and our dividends paid to stockholders by $21 million. Offsetting these outflows were $53 million of tax benefits realized from option exercises in the 2006 period.
PENDING CHANGE IN ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES.
On January 1, 2007, we will adopt the provisions of recently issued FASB Interpretation 48 in regards to our accounting for and disclosure of uncertain tax positions. We are in the process of reviewing our accounting for income taxes in light of the provisions of FIN 48 and, though our work is not yet complete, do not expect that adoption will materially affect our consolidated financial statements. Our critical accounting policy regarding our provision for income taxes (from Item 7 of our Form 10-K Annual Report for 2005) follows for the reader’s reference.
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
Our future revenues and results of operations will fluctuate primarily due to changes in the total value and composition of assets under our management. Such changes result from many factors including, among other things: cash inflows and outflows in the T. Rowe Price mutual funds and other managed investment portfolios; fluctuations in the financial markets around the world that result in appreciation or depreciation of the assets under our management; our introduction of new mutual funds and investment portfolios; and changes in retirement savings trends favoring participant-directed investments and defined contribution plans. The ability to attract and retain investors’ assets under our management is dependent on: investor sentiment and confidence; the relative investment performance of the Price mutual funds and other managed investment portfolios as compared to competing offerings and market indexes; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; and our level of success in implementing our strategy to expand our business. Our revenues are substantially dependent on fees earned under contracts with the Price funds and could be adversely affected if the independent directors of one or more of the Price funds terminated or significantly altered the terms of the investment management or related administrative services agreements.
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
Item 4. Controls and Procedures.
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is appropriately recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of September 30, 2006 are effective at the reasonable assurance level.
Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the third quarter of 2006, and has concluded that there was no change during the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
In September 2003, a purported class action (T.K. Parthasarathy, et al., including Woodbury, v. T. Rowe Price International Funds, Inc., et al.) was filed in the Circuit Court, Third Judicial Circuit, Madison County, Illinois, against T. Rowe Price International and the T. Rowe Price International Funds with respect to the T. Rowe Price International Stock Fund. The basic allegations in the case were that the T. Rowe Price defendants did not make appropriate price adjustments to the foreign securities owned by the T. Rowe Price International Stock Fund prior to calculating the Fund’s daily share prices, thereby allegedly enabling market timing traders to trade the Fund’s shares in such a way as to disadvantage long-term investors. The plaintiffs sought monetary damages. Following three years of procedural litigation in State and Federal courts, this case is now back in the Illinois State Court. The U.S. Supreme Court recently issued an important ruling in the Dabit case holding that actions such as this one are barred by a federal preemption statute and may not be maintained as class actions under state law. We expect to raise the Dabit ruling at the appropriate time and believe that doing so should result in a favorable outcome for the T. Rowe Price defendants. We do not believe that this case will have a material effect on our financial position or results of operations.
Item 1A. Risk Factors.
There has been no material change in the information provided in Item 1A of the Form 10-K Annual Report for 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)	The following table summarizes activity during the third quarter of 2006 under the 2003 Board of Director’s repurchase authorization.

	Total	Average	Total Number of Shares	Maximum Number
	Number of	Price	Purchased as Part of	of Shares that May
	Shares	Paid per	Publicly Announced	Yet Be Purchased
Period	Purchased	Share	Programs	Under the Programs
July 2006	500,000	$37.42	500,000	3,790,868
August 2006	—	—	—	3,790,868
September 2006	—	—	—	3,790,868

Total	500,000	$37.42	500,000

Item 5. Other Information.
On October 25, 2006, we issued a press release reporting our results of operations for the third quarter and first nine months of 2006. A copy of this press release is furnished herewith as Exhibit 99. The information in this Item 5 and in Exhibit 99 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.
Item 6. Exhibits.
The following exhibits required by Item 601 of Regulation S-K are furnished herewith.

3(i)	Amended and Restated Charter of T. Rowe Price Group, Inc. as of March 9, 2001. (Incorporated by reference from Form 10-K for 2000; Accession No. 0001113169-01-000003.)

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of December 12, 2002. (Incorporated by reference from Form 10-K for 2002; Accession No. 0000950133-03-000699.)

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99	Press release issued October 25, 2006 reporting our results of operations for the third quarter and the first nine months of 2006.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 25, 2006.

T. Rowe Price Group, Inc.

/s/	Kenneth V. Moreland
Vice President and Chief Financial Officer