Form 10-K
period 2006-12-31
PRICE T ROWE GROUP INC
filed 2007-02-08
CIK 1113169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Commission file number 000-32191
T. ROWE PRICE GROUP, INC.
(Exact name of registrant as specified in its charter)

State of incorporation Maryland	IRS Employer Identification No. 52-2264646
Address, including zip code, of principal executive offices
100 East Pratt Street, Baltimore, Maryland 21202
Registrant’s telephone number, including area code (410) 345-2000
Securities registered pursuant to Section 12(b) of the Act:

Common stock, $.20 par value per share	The NASDAQ Stock Market LLC

(Title of class)	(Name of exchange on which registered)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in
Rule 12b-2 of the Exchange Act):
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the common equity (all voting) held by non-affiliates (excludes current executive officers and directors) at January 26, 2007, computed using $37.81 per share (the close/last price reported on The NASDAQ Stock Market for June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter) was $9.7 billion.
The number of shares outstanding of the registrant’s common stock as of the latest practicable date, January 26, 2007, is 265,306,446.
DOCUMENTS INCORPORATED BY REFERENCE: In Part III, the Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.
Exhibit index begins on page 36.

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
Total assets under our management increased $65.2 billion over the course of 2006 and ended the year at an all-time record of $334.7 billion, including more than $230 billion held in retirement accounts and variable annuity investment portfolios. Assets under our management at the end of 2006 included $267.0 billion of equity and blended asset portfolios and $67.7 billion of fixed income portfolios. The five largest Price funds at December 31, 2006 — Equity Income, Growth Stock, Mid-Cap Growth, Blue Chip Growth and Capital Appreciation — accounted for 23% of assets under management at that time and 27% of 2006 investment advisory revenues.
Our assets under management are accumulated from a diversified client base that is accessed across four primary distribution methods. Our assets under management are sourced approximately 20-30% from each of the following: third-party financial intermediaries that distribute our managed investment portfolios in the U.S. and other countries, individual U.S. investors on a direct basis, U.S. defined contribution retirement plans, and institutional investors in the U.S. and other countries. Our largest client account relationship, excluding the T. Rowe Price funds, accounted for nearly 4% of our investment advisory revenues in 2006. Our international clients account for 7% of our total assets under management at December 31, 2006.
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
These funds continue to attract cash inflows from existing fund shareholders and direct rollovers from retirement plans into new IRA accounts that we offer.
Investment objectives for our managed investment portfolios, including the Price funds, accommodate a variety of strategies. Investors select from among the mutual funds based on the distinct objective that is described in each fund’s prospectus. Investment management of other client portfolios includes approaches similar to those employed in the Price funds, as well as other strategies undertaken on behalf of certain institutional clients. Equity investment strategies may emphasize large-cap, mid-cap or small-cap investing; growth, value or core investing; and U.S., global, or international investing. We also offer systematic, tax-efficient, and blended equity investment strategies as well as active, systematic and municipal tax-free management strategies for fixed income investments. Our specialized advisory services include management of stable value investment contracts and a distribution management service for the disposition of equity securities received from third-party venture capital investment pools.

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
We also provide certain administrative services as ancillary services to our investment advisory clients. These administrative services are provided by several of our subsidiary companies, and include mutual fund transfer agent, accounting, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans investing in our sponsored mutual funds; discount brokerage; and trust services.
About 90% of our administrative revenues in 2006 were determined based on the recovery of expenses incurred to provide the related services. Administrative revenues, therefore, do not significantly affect our net income.
Information concerning our revenues, results of operations, total assets, and investment assets under our management during the past three years is contained in our consolidated financial statements and in note 2 thereto, which are both included in Item 8 of this Form 10-K.
2006 DEVELOPMENTS.
An unsettled environment surrounded the equity markets in the United States during the first seven months of 2006. The positive sentiment evoked by early January indications from the Federal Reserve that its series of tightening moves was slowing and nearing an end was soon tempered, as the Fed again raised its target short-term rate .25% at the end of January. It then added three more successive increases of .25% so that the target short-term rate was 5.25% at June 30. By the end of July, the equity markets were all posting year-to-date losses. The trend reversed in early August when the Federal Reserve discontinued its series of interest rate increases. Taken together with declines in energy costs and increasing optimism about the U.S. economy, a stock market rally ensued, continuing through the fourth quarter and into early 2007. The Dow Jones Industrial Average was the biggest gainer in 2006, as it passed its January 2000 pre-market crash record in October, and closed the year up 16.3%. Other key indexes also posted strong results for 2006 as the S&P 500 gained 13.6% and the NASDAQ was up 9.5%.
The overall positive market environment in the United States was also present around the world in 2006, with the Latin America region posting the strongest equity market performance. On a broader basis, the MSCI EAFE (Europe, Australasia and Far East) Index rose 23.5% during the year.
The yield for 10-year U.S. Treasuries was 4.7% at December 31, 2006, up from nearly 4.4% at the start of the year, but down from the high of more than 5.2% in June. The yield curve was inverted at year-end 2006 with the six-month and two-year maturities yielding 38 and 11 basis points more, respectively, than the 10-year Treasuries. The Federal Reserve target short-term rate of 5.25% has remained unchanged since June 2006.
In this financial environment, total assets under our management ended 2006 at a record $334.7 billion, up 24% or $65.2 billion during the year. Our strong relative investment performance and brand awareness contributed significantly to investors entrusting a net of $27.8 billion to our management in 2006. Net inflows include $.8 billion from the merger of two fund groups into the T. Rowe Price funds and the acquisition of $.1 billion of separate account assets. Higher market valuations and income added $37.4 billion to our assets under management in 2006.
Our series of target-date Retirement Funds, which provide fund shareholders with single, diversified portfolios that invest in underlying T. Rowe Price funds and automatically adjust fund asset allocations as investors age, continue to be the source of a significant part of our mutual fund asset growth. Mutual fund net inflows in 2006 include $6.6 billion that originated in the Retirement Funds. Total assets in the Retirement Funds reached $17.3 billion at December 31, 2006, an increase of $8.9 billion from the end of 2005.
The firm’s investment advisory results relative to our peers remain strong, with 80% of the T. Rowe Price funds across their share classes surpassing their comparable Lipper averages on a total return basis for the five-year period ended December 31, 2006, and at least 70% outperforming the average for the one-, three-, and 10-year periods. In addition, 78 of the T. Rowe Price stock and bond funds across their share classes, which account for more than 77% of stock and bond fund assets under management, ended 2006 with an overall rating of four or five stars from Morningstar. These four and five-star rated investments represent 66% of our rated funds and share classes, compared with 32.5% for the overall industry.
Assets under our management at December 31, 2006, include $206.5 billion in the T. Rowe Price mutual funds distributed in the United States and $128.2 billion in the other investment portfolios that we manage, including separately managed accounts, sub-advised funds, and other sponsored investment funds offered to investors outside the U.S. and through variable annuity life insurance plans.

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
Advisory Services. Investment advisory revenues are based upon the daily net assets managed in each fund. Additional revenues are earned for advisory-related administrative services as discussed below. Independent directors and trustees of the Price funds regularly review our fee structures.
The advisory fee paid by each of the Price funds generally is computed each day by multiplying a fund’s net assets by a specific fee. For the majority of the Price funds, the fee is equal to the sum of a group charge that is set based on the combined net assets of those funds and an individual fund charge that is set based on the fund’s specific investment objective. The 2006 fee rates determined in this manner varied from a low of 31 basis points for the U.S. Treasury Money Fund to a high of 106 basis points for the Emerging Markets Stock, Emerging Europe & Mediterranean, International Discovery, and Latin America funds. To the extent that the combined net assets of the funds increase, the group charge component of the fee and each overall fund fee decreases. Details of each fund’s fee arrangement are available in its prospectus.
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
Certain of the T. Rowe Price mutual funds also offer an Advisor and/or R class of shares that are distributed to mutual fund shareholders and defined contribution retirement plans, respectively, through third-party financial intermediaries. These share classes incur 12b-1 fees of 25 and 50 basis points, respectively, for distribution, administration, and personal services. Our subsidiary, T. Rowe Price Investment Services, is the principal distributor of the T. Rowe Price mutual funds and enters into agreements with each intermediary. Payment of 12b-1 fees is made by each fund directly to the applicable intermediaries.
In accounting for 12b-1 fees, the applicable mutual fund share classes incur the related expense and we recognize the corresponding administrative revenue in our consolidated statement of income. We also recognize, as part of our other operating expenses in the consolidated statement of income, the corresponding payment of these fees from each fund to the third-party financial intermediaries. The revenue that we recognize from the funds and the expense that we recognize for the fees paid to third party intermediaries are equal in amount and, therefore, do not impact our net operating income.
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
We usually provide that a newly organized fund’s expenses will not exceed a specified percentage of its net assets during an initial operating period. Generally, during the earlier portion of the period, we will waive advisory fees and absorb other mutual fund expenses in excess of the self-imposed limits. During the latter portion of the period, we may recover some or all of the waived fees and absorbed costs.
Except as noted above for 12b-1 fees, we bear all advertising and promotion expenses associated with our distribution of the Price funds. These costs are recognized currently, and include advertising and direct mail communications to potential fund shareholders as well as substantial staff and communications capabilities to respond to investor inquiries. Marketing and promotional efforts are focused in the print media, television, and the Internet. In addition, we direct considerable marketing efforts to defined contribution plans that invest in mutual funds. Advertising and promotion expenditures vary over time based on investor interest, market conditions, new investment offerings, and the development and expansion of new marketing initiatives, including enhancements to our web site.
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
We also provide advisory planning services to fund shareholders and potential investors through our subsidiary T. Rowe Price Advisory Services. These services are limited in scope and include three retirement planning services (saving for retirement, transitioning into retirement, and income in retirement), each with an investment portfolio evaluation service. An ongoing checkup service is also available to assist investors in remaining on track to achieve their financial goals.
Fund Assets. At December 31, 2006, assets under our management in the Price funds aggregated $206.5 billion, an increase of 21% or $36.3 billion from the beginning of the year. The following table presents the net assets (in billions) of our largest funds (net assets in excess of $.5 billion) and the year each fund was started. The Spectrum and Retirement series of funds are not listed in the table because their assets are included in the underlying funds.

	2005	2006
Stock and blended asset funds:
Growth Stock (1950)	$12.8	$19.1
New Horizons (1960)	6.5	7.0
New Era (1969)	3.8	4.4
International Stock (1980)	5.8	6.9
Growth & Income (1982)	1.7	1.7
Equity Income (1985)	20.4	23.5
New America Growth (1985)	.9	.8
Capital Appreciation (1986)	7.4	9.4
Science & Technology (1987)	3.7	3.2
International Discovery (1988)	1.5	2.3
Small-Cap Value (1988)	5.3	6.1
Equity Index 500 (1990)	5.8	7.8
European Stock (1990)	.8	1.0
New Asia (1990)	1.4	2.2
Balanced (1991)	2.4	2.8
Japan (1991)	.5	.5
Dividend Growth (1992)	.8	.9
Mid-Cap Growth (1992)	15.6	15.3
Small-Cap Stock (1992)	7.4	7.7
Blue Chip Growth (1993)	8.7	9.7
Latin America (1993)	1.1	2.2
Media & Telecommunications (1993)	1.0	1.5
Personal Strategy Balanced (1994)	1.2	1.3
Personal Strategy Growth (1994)	.9	1.1
Personal Strategy Income (1994)	.5	.6
Value (1994)	3.6	6.4
Emerging Markets Stock (1995)	1.5	2.6
Health Sciences (1995)	1.5	1.7
Mid-Cap Value (1996)	6.1	7.5
Real Estate (1997)	1.0	2.4
International Growth & Income (1998)	1.3	2.5
Emerging Europe & Mediterranean (2000)	1.1	1.6
Institutional Large-Cap Growth (2001)	.2	.5
Other funds	3.5	4.3

	137.7	168.5

	2005	2006
Bond and money market funds:
New Income (1973)	3.5	4.7
Prime Reserve (1976)	4.9	5.4
Tax-Free Income (1976)	1.8	1.8
Tax-Exempt Money (1981)	1.0	.8
U.S. Treasury Money (1982)	.9	1.0
Tax-Free Short-Intermediate (1983)	.5	.5
High Yield (1984)	4.1	4.9
Short-Term Bond (1984)	1.3	1.4
GNMA (1985)	1.2	1.3
Tax-Free High Yield (1985)	1.4	1.6
International Bond (1986)	1.7	2.2
Maryland Tax-Free Bond (1987)	1.3	1.4
Virginia Tax-Free Bond (1991)	.5	.5
Summit Cash Reserves (1993)	4.0	4.9
Summit Municipal Intermediate (1993)	.2	.6
Emerging Markets Bond (1994)	.5	.6
Short-Term Income (2006)	—	.7
Other funds	3.7	3.7

	32.5	38.0

	$170.2	$206.5

We invest in many of the T. Rowe Price funds through our operating subsidiaries and our investments holding company subsidiary, TRP Finance.
OTHER INVESTMENT PORTFOLIOS. We managed $128.2 billion at December 31, 2006, in other client investment portfolios, up $28.9 billion from the beginning of the year. We provide investment advisory services to these clients through our subsidiaries on a separately managed or sub-advised account basis and through sponsored investment portfolios generally organized by us, such as common trust funds, Luxembourg-based mutual funds, and variable annuity life insurance plans. At December 31, these portfolios included the following investment assets:

	2005	2006
U.S. stocks	$61.4	$80.4
International stocks	9.2	18.1
Stable value assets	12.0	12.6
Other bonds and money market securities	16.7	17.1

	$99.3	$128.2

Our fees for managing these investment portfolios are computed using the value of assets under our management. In 2006, nearly 60% of these advisory fees were recognized based on daily valuations. The balance of these managed investment portfolios are generally billed quarterly. End of billing period valuations generated about 35% of the 2006 advisory fees from other managed portfolios while beginning of billing period values were the basis for about 5% of these fees.
We charge fees for investment management based on, among other things, the specific investment services to be provided. Our standard form of investment advisory agreement for client accounts provides that the agreement may be terminated at any time and that any unearned fees paid in advance will be refunded.
REGULATION. T. Rowe Price Associates, T. Rowe Price International, T. Rowe Price Global Investment Services, T. Rowe Price Global Asset Management, T. Rowe Price (Canada), and T. Rowe Price Advisory Services are registered with the SEC as investment advisers under the Investment Advisers Act of 1940. T. Rowe Price Global Investment Services, T. Rowe Price Global Asset Management, and T. Rowe Price International are regulated by the Financial Services Authority (FSA) in Great Britain and, in certain cases, by other foreign regulators. Our transfer agent services subsidiaries are registered under the Securities Exchange Act of 1934, and our trust company is regulated by the State of Maryland, Commissioner of Financial Regulation. T. Rowe Price Savings Bank is regulated by the Office of Thrift Supervision, U.S. Department of the Treasury. T. Rowe Price (Canada) is also registered with the Ontario, British Columbia and Manitoba securities commissions.
T. Rowe Price Investment Services is a registered broker-dealer and member of the National Association of Securities Dealers and the Securities Investor Protection Corporation. We provide discount brokerage services through this subsidiary primarily to complement the other services provided to shareholders of the Price funds. Pershing, a third-party clearing broker and affiliate of the Bank of New York, maintains our discount brokerage’s customer accounts and clears all their transactions.
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
EMPLOYEES. At December 31, 2006, we employed 4,605 associates, up 5.3% from the end of 2005. We may add additional temporary and part-time personnel to our staff from time to time to meet periodic and special project demands, primarily for technology and mutual fund administrative services.
SEC FILINGS. We make available free of charge through our Internet web site our annual report on Form 10-K, quarterly reports on
Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. To obtain any of this information, access our Internet home page at www.troweprice.com; select: Company Info or Company Info & Press; and then select: Financial Information.
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
We derive our revenues primarily from investment advisory services provided by our subsidiaries to individual and institutional investors in the T. Rowe Price mutual funds and other investment portfolios. Our investment advisory fees typically are calculated as a percentage of the market value of the assets under our management. We generally earn higher fees on assets invested in our equity funds and equity investment portfolios than we earn on assets invested in our fixed income funds and portfolios. Among equity investments, there is a significant variation in fees earned from index-based investments at the low end and emerging markets funds and portfolios at the high end. Fees also vary across the fixed income funds and portfolios, though not as widely as equity investments, with money market securities at the low end and non-U.S. bonds at the high end. As a result, our revenues are dependent on the value and composition of the assets under our management, all of which are subject to substantial fluctuation due to many factors, including:
•Investor Mobility. Our investors generally may withdraw their funds at any time, on very short notice and without any significant penalty.
•General Market Declines. A general downturn in stock or bond prices would cause the value of assets under our management to decrease, and may also cause investors to withdraw their investments, thereby further decreasing the level of assets under our management.
•Investment Performance. If the investment performance of our managed portfolios is less than that of our competitors or applicable third-party benchmarks, we could lose existing and potential customers and suffer a decrease in assets under management. Institutional investors in particular consider changing investment advisors based upon poor relative investment performance. Individual investors in contrast are more likely to react to poor absolute investment performance.
•Global Economies. National and international political and economic events may cause financial market declines that lower the value of assets under our management, and may cause investors to withdraw funds.
•Investing Trends. Changes in investing trends and, in particular, retirement savings trends may reduce interest in our funds and portfolios and may alter our mix of assets.
•Interest Rate Changes. Investor interest in and the valuation of our fixed income investment funds and portfolios are affected by changes in interest rates.
•Tax Regulation Changes. Changes in the status of tax deferred retirement plan investments and tax-free municipal bonds, the capital gains and corporate dividend tax rates, and other individual and corporate tax rates and regulations could adversely affect investor behavior and may cause investors to view certain investment offerings less favorably and withdraw their investment assets, thereby decreasing the level of assets under our management.
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
We are subject to competition in all aspects of our business from:
•asset management firms,
•mutual fund companies,
•commercial banks and thrift institutions,
•insurance companies,
•hedge funds,
•exchange traded funds,
•brokerage and investment banking firms, and
•other financial institutions including multinational firms and subsidiaries of diversified conglomerates.
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
If current or potential clients decide to use one of our competitors, we could face a significant decline in market share, assets under management, revenues, and net income. If we are required to lower our fees in order to remain competitive, our net income could be significantly reduced because some of our expenses are fixed, especially over shorter periods of time, and others may not decrease in proportion to the decrease in revenues.
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
Our operations are complex and a failure to perform operational tasks or the misrepresentation of products and services could have an adverse effect on our reputation and subject us to regulatory sanctions, fines, penalties, and litigation.

Operating risks include:
•failure to properly perform fund or portfolio recordkeeping responsibilities, including portfolio accounting, security pricing, corporate actions, investment restrictions compliance, daily net asset value computations, account reconciliations, required distributions to fund shareholders to comply with tax regulations;
•failure to properly perform transfer agent and participant recordkeeping responsibilities, including transaction processing, tax reporting and record retention; and failure to identify excessive trading in mutual funds by our customers or plan participants;
•sales and marketing risks, including the intentional or unintentional misrepresentation of products and services in advertising materials, public relations information, or other external communications, and failure to properly calculate and present investment performance data accurately and in accordance with established guidelines and regulations.
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
Our operating results are dependent on the level of our expenses, which can vary significantly for many reasons, including:
•changes in the level of our advertising expenses, including the costs of expanding investment advisory services to investors outside of the United States and further penetrating U.S. distribution channels,
•variations in the level of total compensation expense due to, among other things, bonuses, stock option grants, stock awards, changes in employee benefit costs due to regulatory or plan design changes, changes in our employee count and mix, and competitive factors,
•a future impairment of the goodwill that is recognized in our balance sheet,
•material fluctuation in foreign currency exchange rates applicable to the costs of our operations abroad,
•expenses and capital costs incurred to enhance our administrative and operating services infrastructure, such as technology assets, depreciation, amortization, and research and development,
•unanticipated costs incurred to protect investor accounts and client goodwill, and
•disruptions of third-party services such as communications, power, and mutual fund transfer agent and accounting systems.
Under our agreements with our mutual funds, we charge our mutual funds certain administrative fees and related expenses based upon contracted terms. If we fail to accurately estimate our underlying expense levels or otherwise are required to incur expenses relating to the mutual funds that are not paid by the funds, our operating results will be adversely affected.
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
Armed conflict, terrorist attacks, power failures, and natural disasters could adversely affect our revenues, expenses and net income by:
•decreasing investment returns on our portfolios,
•causing disruptions in national or global economies that decrease investor confidence and make investment products generally less attractive,
•inflicting losses in human capital,
•interrupting our business operations,
•triggering technology delays or failures, and
•requiring substantial capital expenditures and operating expenses to remediate damage, replace facilities, and restore operations.

We have developed various backup systems and contingency plans but we cannot be assured that they will be adequate in all circumstances that could arise or that material interruptions and disruptions will not occur. In addition, we rely to varying degrees on outside vendors for disaster contingency support, and we cannot be assured that these vendors will be able to perform in an adequate and timely manner. If we lose availability of our employees to a significant degree, or if we are unable to respond adequately to such an event in a timely manner, we may be unable to fully maintain our business operations, which could lead to a tarnished reputation and loss of customers that results in a decrease in assets under management, lower revenues and materially reduced net income.
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
We have a proprietary savings bank subsidiary, which accepts deposits from our customers, pays a fixed rate of interest to our depositors and invests in fixed income securities. Although we generally hold our fixed income investments to maturity on a basis which correlates to the maturities of our customer deposits, fluctuations in interest rates could result in other-than-temporary impairments among the fixed income investments and could result in a mismatch between the interest rate return on our investment portfolio and the interest paid on our customer deposits. To the extent that this occurs, our assets and results of operations could be adversely affected.
We may elect to pursue growth in the United States and abroad through acquisitions or joint ventures, which exposes us to risks inherent in assimilating new operations and in expanding into new jurisdictions.
In order to maintain and enhance our competitive position, we may review and pursue acquisition and venture opportunities. We cannot assure that we will identify and consummate any such transactions on acceptable terms or have sufficient resources to accomplish such a strategy. In addition, any strategic transaction can involve a number of risks, including: additional demands on our staff; unanticipated problems regarding integration of investor account and investment security recordkeeping, different facilities and technologies, and new employees; adverse effects in the event acquired intangible assets or goodwill become impaired; and the existence of liabilities or contingencies not disclosed to or otherwise known by us prior to closing a transaction.
LEGAL AND REGULATORY RISKS
Compliance within a complex regulatory environment imposes significant financial and strategic costs on our business, and non-compliance could result in fines and penalties.
We are subject to extensive regulation by foreign and domestic governments, regulatory agencies such as the SEC in the United States and the FSA in United Kingdom, and self-regulatory organizations such as the NASD. Our ability to conduct our business is in large part dictated by such regulation, including federal laws such as the Sarbanes-Oxley Act of 2002, the USA Patriot Act of 2001, the Employee Retirement Income Security Act of 1974 (ERISA), regulations relating to the mutual fund industry specifically and securities laws generally, accounting standards, and banking and tax laws. Compliance with these complex regulations and our disclosure and financial reporting obligations requires significant investments of time and money and could limit our ability to enter into new lines of business. Further, the regulations imposed by one jurisdiction may conflict with the regulations imposed by another, and these differences may be difficult or impossible to reconcile.
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
We carry insurance in amounts and under terms that we believe are appropriate. We cannot assure that our insurance will cover all liabilities and losses to which we may be exposed, or that our insurance policies will continue to be available on acceptable terms. Certain insurance coverage may not be available or may be prohibitively expensive in future periods. As our insurance policies come up for renewal, we may need to assume higher deductibles or co-insurance liabilities, or pay higher premiums, which would increase our expenses and reduce our net income.
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
We depend on highly specialized and, in many cases, proprietary technology to support our business functions, including, among other functions:
•securities analysis,
•securities trading,
•portfolio management,
•customer service,
•accounting and internal financial processes and controls, and
•regulatory compliance and reporting.
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
As part of our normal operations, we maintain and transmit confidential information about our clients as well as proprietary information relating to our business operations. Our systems could be victimized by unauthorized users or corrupted by computer viruses or other malicious software code, or authorized persons could inadvertently or intentionally release confidential or proprietary information. Such disclosure could, among other things:
•seriously damage our reputation,
•allow competitors access to our proprietary business information,
•subject us to liability for a failure to safeguard client data,
•result in the termination of contracts by our existing customers,
•subject us to regulatory action, and
•require significant capital and operating expenditures to investigate and remediate the breach.

Item 1B. Unresolved Staff Comments.
We did not receive any written comments during 2006 from the Commission staff regarding our periodic and current reports under the Act. There are no comments that remain unresolved from any prior period.
Item 2. Properties.
The lease on our corporate offices, which include almost 377,000 square feet at 100 East Pratt Street in Baltimore, expires in mid-2017. We are making tenant improvements to these offices over the next two years. Our London and other foreign offices as well as our customer service call center in Tampa, Florida are also leased.
Our operating and servicing facilities include owned properties in suburban campus settings comprising about 650,000 square feet in Owings Mills, Maryland and 140,000 square feet in Colorado Springs.
We are doubling the size of our Colorado Springs facilities by adding a second building that we expect to occupy in early 2008. Acreage that we own on which our campus facilities are located will accommodate additional future development. Our technology center of about 124,000 square feet is on a separate parcel of owned land in Owings Mills in proximity to the campus facilities.
We maintain investor centers for walk-in traffic and investor meetings in leased facilities located in the Baltimore; Boston (Wellesley, Massachusetts); Chicago (Oak Brook and Northbrook, Illinois); Los Angeles (Woodland Hills, California); New Jersey/New York City (Short Hills, New Jersey and Garden City, New York); San Francisco (Walnut Creek, California); Tampa; and Washington (Washington, D.C. and McLean, Virginia) areas. We also have investor centers in our owned facilities in Colorado Springs and Owings Mills. We expect to open at least one additional leased center in Florida in 2007. These investor centers allow us to be available in person to a large number of our investors.
Information concerning our anticipated capital expenditures in 2007 and our future minimum rental payments under noncancelable operating leases at December 31, 2006, is set forth in the capital resources and liquidity discussion in Item 7 of this Form 10-K.
Item 3. Legal Proceedings.
In September 2003, a purported class action (T.K. Parthasarathy, et al., including Woodbury, v. T. Rowe Price International Funds, Inc., et al.) was filed in the Circuit Court, Third Judicial Circuit, Madison County, Illinois, against T. Rowe Price International and the T. Rowe Price International Funds with respect to the T. Rowe Price International Stock Fund. The basic allegations in the case were that the T. Rowe Price defendants did not make appropriate price adjustments to the foreign securities owned by the T. Rowe Price International Stock Fund prior to calculating the Fund’s daily share prices, thereby allegedly enabling market timing traders to trade the Fund’s shares in such a way as to disadvantage long-term investors. Following three years of procedural litigation in State and Federal courts, this case is currently lodged in Federal court, where a motion to remand to State court is pending. As a result of the Supreme Court’s ruling in the Dabit case holding that actions such as this one are barred by a federal preemption statute and may not be maintained as class actions under state law, it appears that, substantively, class actions such as this one may not be maintained in either federal court or state court. We expect to raise the Dabit ruling at the appropriate time and believe that doing so should result in a favorable outcome for the T. Rowe Price defendants.
From time to time, various claims against us arise in the ordinary course of business, including employment-related claims. In the opinion of management, after consultation with counsel, it is unlikely that pending claims will have a material adverse effect on our financial position or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders.
None during the fourth quarter of 2006.
Item. Executive Officers of the Registrant.
The following information includes the names, ages, and positions of our executive officers. There are no arrangements or understandings pursuant to which any person serves as an officer. The first six individuals are members of our management committee.
James A.C. Kennedy (53), Chief Executive Officer and President since 2007. Mr. Kennedy was previously a Vice President from 1981-2006.
Brian C. Rogers (51), Chairman since 2007 and a Vice President since 1985.
Edward C. Bernard (50), Vice Chairman since 2007 and a Vice President since 1989.
Mary J. Miller (51), a Vice President since 1986.
William J. Stromberg (46), a Vice President since 1990.
David J.L. Warren (49), a Vice President since 2000.
Kenneth V. Moreland (50), Chief Financial Officer and a Vice President since 2004. Mr. Moreland was previously Senior Vice President, Treasurer, and Chief Financial Officer of RTKL Associates Inc., an international architectural firm, from 1996-2004.
Joseph P. Croteau (52), Treasurer (Principal Accounting Officer) since 2000 and a Vice President since 1987.
Henry H. Hopkins (64), a Vice President since 1976.
Wayne D. O’Melia (54), a Vice President since 1987.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock ($.20 par value per share) trades on The NASDAQ Stock Market under the symbol TROW. The high and low trade price information (rounded to whole cents) and dividends per share during the past two years were:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2005 – High price	$31.76	$31.75	$34.02	$37.70
Low price	$28.78	$27.10	$30.76	$30.11
Cash dividends declared	$.115	$.115	$.115	$.14

2006 – High price	$39.91	$43.62	$48.11	$48.50
Low price	$35.56	$35.45	$34.87	$42.53
Cash dividends declared	$.14	$.14	$.14	$.17
There were about 4,700 holders of record of our outstanding common stock in January 2007.
We expect to declare and pay cash dividends at the $.17 per-share quarterly rate for the first three quarters of 2007. Our annual dividends per share have increased every year since we became a public company in 1986; however, there can be no assurance that we will continue to pay dividends at increasing rates or at all.
Our common stockholders have approved all of our equity compensation plans. These plans provide for the issuance of up to 65,372,895 shares of our common stock at December 31, 2006, including 43,770,758 shares that may be issued upon the exercise of outstanding stock options, which have a weighted average exercise price of $25.97, 36,000 shares that may be issued upon the vesting of outstanding restricted stock units, and 21,566,137 shares that remain available for future issuance. Under the terms of the 2004 Stock Incentive Plan, the number of shares provided and available for future issuance will increase as we repurchase common stock in the future from the proceeds of stock option exercises.
During 2006, our only repurchases of common shares were during the period May through July when we repurchased 4,501,152 shares for $171.0 million in open market transactions. As of December 31, 2006, a 2003 board of directors’ resolution still allowed us to repurchase up to 3,790,868 shares of our common stock.
Amounts in this item have been adjusted to reflect the two-for-one split of our common stock in June 2006.
Item 6. Selected Financial Data.

	2002	2003	2004	2005	2006
	(in millions, except per-share data)
Net revenues	$924	$996	$1,277	$1,512	$1,815
Net operating income	$321	$365	$525	$655	$787
Net income	$194	$227	$337	$431	$530

Net cash provided by operating activities	$269	$297	$374	$540	$593

Per-share information
Basic earnings	$.79	$.92	$1.32	$1.65	$2.01
Diluted earnings	$.76	$.88	$1.26	$1.58	$1.90
Cash dividends declared	$.325	$.35	$.40	$.485	$.59

Weighted average shares outstanding	245.8	246.8	254.8	260.5	263.8
Weighted average shares outstanding- assuming dilution	255.4	256.6	268.2	273.2	278.7

	December 31,
	2002	2003	2004	2005	2006
	(in millions, except as noted)
Balance sheet data
Total assets	$1,370	$1,547	$1,929	$2,311	$2,765
Debt	$56	—	—	—	—
Stockholders’ equity	$1,134	$1,329	$1,697	$2,036	$2,427

Assets under management (in billions)	$140.6	$190.0	$235.2	$269.5	$334.7
On January 1, 2006, we adopted the provisions of SFAS 123R and began recognizing stock option-based compensation expense in our consolidated statement of income using the fair value based method. We adopted SFAS 123R on a modified prospective basis and our financial statements for prior years have not been restated.
Applicable amounts in this item have been adjusted to reflect the two-for-one split of our common stock in June 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL.
Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our sponsored mutual funds and other managed investment portfolios. Investment advisory clients outside the United States account for 7% of our assets under management at December 31, 2006.
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
An unsettled environment surrounded the equity markets in the United States during the first seven months of 2006. The positive sentiment evoked by early January indications from the Federal Reserve that its series of tightening moves was slowing and nearing an end was soon tempered, as the Fed again raised its target short-term rate .25% at the end of January. It then added three more successive increases of .25% so that the target short-term rate was 5.25% at June 30. By the end of July, the equity markets were all posting year-to-date losses. The trend reversed in early August when the Federal Reserve discontinued its series of interest rate increases. Taken together with declines in energy costs and increasing optimism about the U.S. economy, a stock market rally ensued, continuing through the fourth quarter and into early 2007. The Dow Jones Industrial Average was the biggest gainer in 2006, as it passed its January 2000 pre-market crash record in October, and closed the year up 16.3%. Other key indexes also posted strong results for 2006 as the S&P 500 gained 13.6% and the NASDAQ was up 9.5%.
The overall positive market environment in the United States was also present around the world in 2006, with the Latin America region posting the strongest equity market performance. On a broader basis, the MSCI EAFE (Europe, Australasia and Far East) Index rose 23.5% during the year.
The yield for 10-year U.S. Treasuries was 4.7% at December 31, 2006, up from nearly 4.4% at the start of the year, but down from the high of more than 5.2% in June. The yield curve was inverted at year-end 2006 with the six-month and two-year maturities yielding 38 and 11 basis points more, respectively, than the 10-year Treasuries. The Federal Reserve target short-term rate of 5.25% has remained unchanged since June 2006.
In this financial environment, total assets under our management ended 2006 at a record $334.7 billion, up 24% or $65.2 billion during the year. Our strong relative investment performance and brand awareness contributed significantly to investors entrusting a net of $27.8 billion to our management in 2006. Net inflows include $.8 billion from the merger of two fund groups into the T. Rowe Price funds and the acquisition of $.1 billion of separate account assets. Higher market valuations and income added $37.4 billion to our assets under management in 2006.
Assets under management at December 31, 2006, include $267.0 billion in equity and blended asset investment portfolios and $67.7 billion in fixed income investment portfolios. The underlying investment portfolios consist of $206.5 billion in the T. Rowe Price mutual funds distributed in the United States and $128.2 billion in other investment portfolios that we manage, including separately managed accounts, sub-advised funds, and other sponsored investment funds offered to investors outside the U.S. and through variable annuity life insurance plans.
We expect to increase our expenditures to attract new investment advisory clients and additional investments from our existing clients. These efforts may involve significant costs that generally precede the recognition of any future revenues that we may realize from increases to our assets under management.
RESULTS OF OPERATIONS.
We split our common stock two-for-one in June 2006 and have accordingly restated our per-share results for 2004 and 2005 in the following discussion.
2006 versus 2005. Investment advisory revenues were up 22% to $1.5 billion as a result of a $52.6 billion increase in average assets under our management to $299.7 billion. Net revenues increased 20% or $.3 billion to $1.8 billion. Net operating income increased 20% to $787 million from $655 million. Net income increased 23% to nearly $530 million from $431 million in 2005. Diluted earnings per share increased 20% from $1.58 to $1.90.
On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, and recognized $59.2 million of non-cash stock option-based compensation expense in 2006 using the fair value based method. Had we applied the fair value method in 2005, we would have recognized $59.8 million of additional stock option-based compensation expense. Our comparable pro forma diluted earnings for 2005 would then have been $1.43 per share and our 2006 diluted earnings per share of $1.90 would be 33% higher than 2005. See our Summary of Significant Accounting Policies accompanying our financial statements in Item 8 of this report for more information.
Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States increased 21%, or $.2 billion, to nearly $1.1 billion. Average mutual fund assets were $187.6 billion in 2006, 20% higher than the 2005 average of $156.2 billion. Mutual fund assets ended 2006 at $206.5 billion, 10% above the 2006 average. Net inflows to the mutual funds were $12.9 billion during 2006, including $6.6 billion that originated in our target-date Retirement Funds and $.8 billion from the merger of two fund groups into the Price funds. Our U.S. stock and blended asset funds had net inflows of $6.3 billion, while our international stock funds added $2.8 billion, and our bond and money market funds added $3.8 billion. The Growth Stock Fund added $4.2 billion of net investments this year while the Value Fund added more than $1.9 billion. Higher market valuations and income increased fund assets by $23.4 billion in 2006.

Investment advisory revenues earned on the other investment portfolios that we manage increased $80 million to $415 million. Average assets in these portfolios were $112.1 billion in 2006, up 23% or $21.2 billion from the 2005 average. Year-end assets totaled $128.2 billion, an increase of 14% from the 2006 average and up $28.9 billion from the start of the year. Net inflows from U.S. and international investors were $14.9 billion and market gains and income added $14.0 billion.
Administrative fees and other income increased $29 million to $305 million. The change in these revenues includes $5.2 million from 12b-1 distribution fees received on greater assets under management in the Advisor and R classes of our sponsored mutual fund shares. The balance of the increase is primarily attributable to our servicing activities, including shareholder accounts and transaction volume in our transfer agent and defined contribution plan recordkeeping services for the mutual funds and their investors. The change in administrative fees is generally offset by similar changes in related operating expenses that we incur to distribute the Advisor and R classes of mutual fund shares through third party financial intermediaries and to provide the noted services to the funds and their investors.
Operating expenses were $1.0 billion in 2006, up $171 million from 2005. Our largest expense, compensation and related costs, increased $136 million or 26%. The number of our associates, their total compensation, and the costs of their employee benefits have all increased. The most significant portion of the increase is attributable to the $59.2 million non-cash expense recognized for 2006 stock option-based compensation. The 2006 increase also reflects greater bonus compensation based on our strong operating results for 2006 as well as our strong relative and risk-adjusted investment performance, our growth in assets under management including new investor inflows, and the high quality of our investor services. Finally, we modestly increase our associates’ base salaries at the beginning of each year, and have increased our average staff size by 5.4% versus 2005, primarily to handle increased volume-related activities and other growth. At December 31, 2006, we employed 4,605 associates.
Advertising and promotion expenditures increased 13%, or $11.2 million, due to more favorable market conditions and investor interest in 2006. We expect our advertising and promotion expenditures in 2007 will be up about 10% versus 2006 and our spending in the first quarter of 2007 to be about the same as the $31 million expended in the fourth quarter of 2006.
Occupancy and facility costs together with depreciation expense increased $12.3 million. Our costs for rented office facilities, including increased space, and related equipment, maintenance and other costs have increased along with our staff size and business needs.
Other operating expenses were up $11.4 million versus 2005, including $5.2 million of higher distribution expenses recognized on greater assets under management sourced from financial intermediaries that distribute our Advisor and R classes of mutual fund shares. These distribution costs are offset by an equal increase in our administrative revenues recognized from the 12b-1 fees discussed above. Other operating expenses, including travel costs and consulting and information services, have risen this year to meet increased business demands.
Overall, net operating income for 2006 increased 20% to $787 million and the operating margin was 43.4%, up .1% from 2005.
Our net non-operating income, which includes interest income as well as the recognition of investment gains and losses and credit facility expenses, increased $47 million to $71 million. Larger money market mutual fund balances during 2006 at higher interest rates added $20.5 million of the increase, the liquidation of our sponsored 2001 collateralized bond obligation in 2006 added $11.0 million, and gains on dispositions of mutual fund investments added $6.3 million.
The 2006 provision for income taxes as a percentage of pretax income is 38.3%, up from 36.6% in 2005. Our 2006 income tax provision includes provisions of .6%, or $4.8 million, for the anticipated settlement of prior years’ taxes, .3% for increased state taxes, and .3% for the effect of non-deductible incentive stock option-based compensation expense that we began recognizing in our 2006 operating results. The 2006 provision also does not include the .2% benefit that we recognized in 2005 for the reversal of a valuation allowance for foreign net operating loss carryforwards. We currently estimate that the effective tax rate for the full year 2007 will be about 37.7%.
2005 versus 2004. Investment advisory revenues were up 20%, or $207 million, to more than $1.2 billion due to the $40.2 billion increase in average assets under management. Net revenues increased $235 million to $1.5 billion. Net operating income increased nearly 25% to $655 million from $525 million. Net income increased $94 million to $431 million, up 28% from $337 million. Diluted earnings per share increased 25% from $1.26 to $1.58.
Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States increased $164 million to $900 million. Average mutual fund assets were $156.2 billion during 2005, $28.1 billion, or 22%, higher than the $128.1 billion average during 2004. Mutual fund assets ended 2005 at $170.2 billion, up $24.7 billion during the year. Additions to the U.S. mutual funds from the financial intermediary, individual direct and defined contribution retirement plan channels were $12.5 billion, basically unchanged from our 2004 experience when $12.7 billion was added to the funds. Investors added $9.7 billion into the U.S. stock funds, $2.1 billion into our international stock funds, and $.7 billion into our bond and money market funds. The Growth Stock, Capital Appreciation and Equity Income funds each added more than $1 billion of net investor inflows and, together, accounted for $6.5 billion of the funds’ net inflows. Cash inflows during 2005 also included nearly $400 million resulting from the merger of the TD Waterhouse Index Funds into four of the T. Rowe Price index funds. Higher market valuations and income, net of dividends not reinvested, added $12.2 billion to fund assets in 2005.
Investment advisory revenues earned on the other investment portfolios that we manage increased $42.5 million to $335 million. Average assets in these portfolios were $90.9 billion, up $12.1 billion, or 15%, from $78.8 billion in 2004. Ending assets in these portfolios were $99.3 billion, up $9.6 billion from the beginning of 2005. Market gains and income added $6.0 billion while net investor inflows were $3.6 billion, down from $8.0 billion in 2004. Net inflows from sub-advised and separate account clients investing in U.S. securities more than offset the net outflows from investors in some of our international investment portfolios.

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
Advertising and promotion expenditures were up 16% or $11.8 million versus 2004. We vary our level of spending based on market conditions and investor demand as well as our efforts to expand our investor base in the United States and abroad.
Occupancy and facility costs together with depreciation expense increased $10.3 million. Our costs for rented office facilities, including increased space, and related maintenance and operating costs have increased along with our staff size and business needs. Longer-lived buildings and non-depreciable land account for nearly two-thirds of the net book value of our property and equipment at December 31, 2005.
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
The 2005 provision for income taxes as a percentage of pretax income is 36.6%, down from 36.8% in 2004 due largely to the $1.4 million reversal of the valuation allowance for foreign net operating loss carryforwards that is discussed in Note 8 to the financial statements.
CAPITAL RESOURCES AND LIQUIDITY.
During 2006, stockholders’ equity increased from $2.0 billion to $2.4 billion. Cash and investment holdings are $1.4 billion at December 31, 2006.
Operating activities during 2006 provided cash flows of $593 million, up $54 million from 2005, including increased net income of $99 million and non-cash stock-based compensation expense of $58 million. Timing differences in the cash settlements of our assets and liabilities reduced comparative cash flows by $107 million. Net cash used in investing activities totaled $421 million, up $330 million from 2005. Our investments in mutual funds and other securities made from our larger available cash balances were $272 million more in 2006 than in 2005. Capital spending for property and equipment was $94 million in 2006, up $42 million versus 2005. Net cash used in financing activities was $203 million in 2006, up $59 million from 2005. We increased our expenditures for common stock repurchases by $95 million and our dividends paid to stockholders by $28 million. Offsetting these outflows were nearly $66 million of tax benefits realized from option exercises and restricted stock vesting in 2006.
Comparatively, operating activities provided cash flows of nearly $540 million in 2005, up $165 million versus 2004. Net income accounted for nearly $94 million of the increase while timing differences in the cash settlements of our assets and liabilities added $66 million. Net cash used in investing activities totaled nearly $92 million, up $16 million from 2004. Capital spending for property and equipment was $52 million in 2005, up $9 million from 2004 levels. Our mutual fund net investments were $37 million in 2005, an increase of $5 million from 2004. Net cash used in financing activities totaled $144 million in 2005, up $109 million from 2004. We expended $76 million in 2005 to repurchase 1.3 million shares of our common stock compared to $18 million for 400,000 shares in 2004. We also distributed $23 million more to our stockholders in 2005 based on our larger per-share quarterly dividend and collected $27 million less from option exercises that, at a lower rate in 2005, resulted in 1.8 million fewer shares being issued versus in 2004.
Property and equipment expenditures in 2007, including those for the build-out of our expanded corporate and other business facilities, are anticipated to be about $170 million and are expected to be funded from cash balances.
CONTRACTUAL OBLIGATIONS.
The following table (in millions) presents a summary of our future obligations under the terms of existing operating leases and other contractual cash purchase commitments at December 31, 2006. Other purchase commitments include contractual amounts that will be due for the purchase of goods or services to be used in our operations and may be cancelable at earlier times than those indicated under certain conditions that may involve termination fees. Because these obligations are of a normal recurring nature, we expect that we will fund them from future cash flows from operations. The information presented does not include operating expenses or capital expenditures that will be committed in the normal course of operations in 2007 and future years.

	Total	2007	2008-9	2010-11	Later
Noncancelable operating leases	$213	$23	$43	$39	$108
Other purchase commitments	199	117	62	17	3

	$412	$140	$105	$56	$111

We also have outstanding commitments to fund additional equity investments totaling $19.7 million at December 31, 2006.
CRITICAL ACCOUNTING POLICIES.
The preparation of financial statements often requires the selection of specific accounting methods and policies from among several acceptable alternatives. Further, significant estimates and judgments may be required in selecting and applying those methods and policies in the recognition of the assets and liabilities in our balance sheet, the revenues and expenses in our statement of income, and the information that is contained in our significant accounting policies and notes to consolidated financial statements. Making these estimates and judgments requires the analysis of information concerning events that may not yet be complete and of facts and circumstances that may change over time. Accordingly, actual amounts or future results can differ materially from those estimates that we include currently in our consolidated financial statements, significant accounting policies, and notes.
We present those significant accounting policies used in the preparation of our consolidated financial statements as an integral part of those statements within this 2006 Annual Report. In the following discussion, we highlight and explain further certain of those policies that are most critical to the preparation and understanding of our financial statements.
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
An impaired debt security held by our savings bank subsidiary is considered to have an other than temporary loss that we recognize in our statement of income whenever we determine that we will probably not collect all contractual amounts due under the terms of the security. A determination of this type is based on the issuer’s financial condition and our ability and intent to hold the investment until its fair value recovers, which may mean until maturity, and to collect all contractual cash flows. Minor impairments of 5% or less that arise from changes in interest rates and not credit quality are generally considered temporary.
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
Our annual testing has demonstrated that the fair value of our investment advisory business exceeds our carrying amount (basically, our stockholders’ equity) and, therefore, that no impairment exists. Should we reach a different conclusion in the future, additional work would be performed to ascertain the amount of the non-cash impairment charge to be recognized. We must also perform impairment testing at other times if an event or circumstance occurs indicating that it is more likely than not that an impairment has been incurred. The maximum future impairment of goodwill that we could incur is the amount recognized in our balance sheet, $665.7 million.
Stock options. On January 1, 2006, we adopted the provisions of SFAS 123R and began recognizing stock option-based compensation expense in our consolidated statement of income using the fair value based method. Prior to 2006, our stock option grants were accounted for using the intrinsic value based method and no compensation expense related to our option grants was recognized in our consolidated statements of income. The summary of significant accounting policies accompanying our consolidated financial statements includes certain pro forma disclosures for 2004 and 2005 as if a fair value based method had been used to recognize compensation expense associated with our stock option grants.
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

Provision for income taxes. After compensation and related costs, our provision for income taxes on our earnings is our largest annual expense. We operate in several states and several countries through our various subsidiaries, and must allocate our income, expenses, and earnings under the various laws and regulations of each of these taxing jurisdictions. Accordingly, our provision for income taxes represents our total estimate of the liability that we have incurred for doing business each year in all of our locations. Annually, we file tax returns that represent our filing positions with each jurisdiction and settle our return liabilities. Each jurisdiction has the right to audit those returns and may take different positions with respect to income and expense allocations and taxable earnings determinations. From time to time, we may also provide for estimated liabilities associated with uncertain tax return filing positions that are subject to, or in the process of, being audited by various tax authorities. Because the determinations of our annual provisions are subject to judgments and estimates, it is likely that actual results will vary from those recognized in our financial statements. As a result, additions to, or reductions of, income tax expense will occur each year for prior reporting periods as our estimates change and actual tax returns and tax audits are settled. We recognize any prior year adjustment in the discrete quarterly period in which it is determined.
On January 1, 2007, we will adopt the provisions of recently issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, in regards to our accounting for and disclosure of uncertain tax positions. We have reviewed our accounting for income taxes in light of the provisions of FIN 48 and do not expect that adoption will materially affect our consolidated financial statements.
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
Our future revenues and results of operations will fluctuate primarily due to changes in the total value and composition of assets under our management. Such changes result from many factors including, among other things: cash inflows and outflows in the T. Rowe Price mutual funds and other managed investment portfolios; fluctuations in the financial markets around the world that result in appreciation or depreciation of the assets under our management; our introduction of new mutual funds and investment portfolios; and changes in retirement savings trends relative to participant-directed investments and defined contribution plans. The ability to attract and retain investors’ assets under our management is dependent on investor sentiment and confidence; the relative investment performance of the Price mutual funds and other managed investment portfolios as compared to competing offerings and market indexes; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; and our level of success in implementing our strategy to expand our business. Our revenues are substantially dependent on fees earned under contracts with the Price funds and could be adversely affected if the independent directors of one or more of the Price funds terminated or significantly altered the terms of the investment management or related administrative services agreements.
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

We invest in our sponsored mutual funds, which are market risk sensitive financial instruments held for purposes other than trading; we do not invest in derivative financial or commodity instruments. Mutual fund investments have inherent market risk in the form of equity price risk; that is, the potential future loss of value that would result from a decline in the fair values of the mutual fund shares. Each fund and its underlying net assets are also subject to market risk, which may arise from changes in equity prices, credit ratings, foreign currency exchange rates, and interest rates.
The following table (in millions) presents the equity price risk from investments in sponsored mutual funds by assuming a hypothetical decline in the fair values of mutual fund shares. This potential future loss of value, before any income tax benefits, reflects the valuation of mutual fund investments at year end using each fund’s lowest fair value per share during 2006. In considering this presentation, it is important to note that: all funds did not experience their lowest fair value per share on the same day; it is likely that the composition of the mutual fund investment portfolio would be changed if adverse market conditions persisted; and we could experience future losses in excess of those presented below.

	Fair value
	at		Potential
	December 31,	% of	lower	% of	Potential
	2006	Portfolio	value	Portfolio	loss
Stock and blended asset funds	$409.8	74	$352.5	72	$57.3	14%
Bond funds	144.6	26	137.6	28	7.0	5%

	$554.4	100	$490.1	100	$64.3	12%

The comparable potential loss of value presented in our 2005 annual report was $28.8 million on sponsored mutual fund investments of $264.2 million at December 31, 2005. During 2006, we actually experienced net unrealized gains of $38.0 million.
Investments in mutual funds generally moderate market risk because funds, by their nature, are diversified investment portfolios that invest in a number of different financial instruments. T. Rowe Price further manages its exposure to market risk by diversifying its investments among many domestic and international funds. In addition, investment holdings may be altered from time to time, in response to changes in market risks and other factors, as management deems appropriate.
The investment portfolio and customer deposit liabilities of our savings bank subsidiary are subject to interest rate risk. If interest rates change 1%, the change in the net value of these assets and liabilities would not be material.
We also hold other investments of $81.8 million at December 31, 2006, that we are at risk for loss up to our carrying amount should market conditions deteriorate. U.S. Treasury holdings, generally considered to be of the lowest risk profile, account for $55.6 million of these investments.
We operate in several foreign countries, most prominent among which is Great Britain. We incur operating expenses and have foreign currency-denominated assets and liabilities associated with these operations, though our revenue stream is predominately realized in U.S. dollar receipts. We do not believe that foreign currency fluctuations materially affect our results of operations.
Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:
We have audited the accompanying consolidated balance sheets of T. Rowe Price Group, Inc. and subsidiaries (“the Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in the summary of significant accounting policies accompanying the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation with the adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 7, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Baltimore, Maryland
February 7, 2007

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2005	12/31/2006
ASSETS
Cash and cash equivalents (Note 1)	$803.6	$773.0
Accounts receivable and accrued revenue (Note 2)	175.0	223.5
Investments in sponsored mutual funds (Note 3)	264.2	554.4
Debt securities held by savings bank subsidiary (Note 4)	114.8	126.2
Other investments (Note 5)	22.5	81.8
Property and equipment (Note 6)	214.8	264.9
Goodwill and other intangible assets (Note 7)	665.7	669.4
Other assets	49.9	72.1

Total assets	$2,310.5	$2,765.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$62.5	$77.2
Accrued compensation and related costs	55.6	67.5
Income taxes payable (Note 8)	15.6	33.9
Dividends payable	36.9	45.1
Customer deposits at savings bank subsidiary (Note 4)	103.8	114.7

Total liabilities	274.4	338.4

Commitments and contingent liabilities (Notes 5 and 11)

Stockholders’ equity (Notes 9, 10 and 11)
Preferred stock, undesignated, $.20 par value — authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value — authorized 500,000,000 shares; issued 131,678,371 shares in 2005 and 264,959,903 shares in 2006	26.3	53.0
Additional capital in excess of par value	279.7	247.5
Retained earnings	1,683.3	2,057.1
Accumulated other comprehensive income	48.5	69.3
Deferred stock-based compensation expense	(1.7)	—

Total stockholders’ equity	2,036.1	2,426.9

	$2,310.5	$2,765.3

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Year ended December 31,
	2004	2005	2006
Revenues
Investment advisory fees (Note 2)	$1,028.8	$1,235.5	$1,508.5
Administrative fees and other income (Note 2)	247.7	276.0	305.4
Investment income of savings bank subsidiary	3.8	4.3	5.4

Total revenues	1,280.3	1,515.8	1,819.3
Interest expense on savings bank deposits	3.3	3.6	4.3

Net revenues	1,277.0	1,512.2	1,815.0

Operating expenses
Compensation and related costs (Notes 6, 9 and 11)	457.9	522.4	658.4
Advertising and promotion	74.3	86.1	97.3
Depreciation and amortization of property and equipment	40.0	42.3	46.5
Occupancy and facility costs (Note 11)	66.4	74.4	82.5
Other operating expenses	113.2	132.0	143.4

	751.8	857.2	1,028.1

Net operating income	525.2	655.0	786.9

Other investment income (Notes 1, 3 and 10)	9.5	24.8	71.7
Credit facility expenses (Note 11)	1.0	0.4	0.3

Net non-operating income	8.5	24.4	71.4

Income before income taxes	533.7	679.4	858.3
Provision for income taxes (Note 8)	196.5	248.4	328.7

Net income	$337.2	$431.0	$529.6

Earnings per share
Basic	$1.32	$1.65	$2.01

Diluted	$1.26	$1.58	$1.90

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2004	2005	2006
Cash flows from operating activities
Net income	$337.2	$431.0	$529.6
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	40.0	42.3	46.5
Stock-based compensation expense	—	3.2	61.0
Intangible asset amortization	—	—	0.4
Other changes in assets and liabilities	(2.9)	63.0	(44.3)

Net cash provided by operating activities	374.3	539.5	593.2

Cash flows from investing activities
Investments in sponsored mutual funds	(38.4)	(39.6)	(266.6)
Dispositions of sponsored mutual funds	6.9	2.7	14.4
Investments in debt securities by savings bank subsidiary	(41.4)	(31.7)	(36.5)
Proceeds from debt securities held by savings bank subsidiary	36.7	29.1	25.4
Other investments made	(1.4)	(2.5)	(59.6)
Additions to property and equipment	(43.1)	(52.3)	(94.4)
Other investment activity	4.8	2.7	(3.9)

Net cash used in investing activities	(75.9)	(91.6)	(421.2)

Cash flows from financing activities
Repurchases of common stock	(18.3)	(75.9)	(171.0)
Stock options exercised and restricted shares vested	75.1	48.0	105.1
Dividends paid to stockholders	(96.2)	(119.5)	(147.6)
Increase in savings bank subsidiary deposits	4.2	3.4	10.9

Net cash used in financing activities	(35.2)	(144.0)	(202.6)

Cash and cash equivalents
Net change during year	263.2	303.9	(30.6)
At beginning of year	236.5	499.7	803.6

At end of year	$499.7	$803.6	$773.0

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions)

		Additional		Accumulated	Deferred stock-
		capital in		other	based	Total
	Common	excess of par	Retained	comprehensive	compensation	stockholders'
	stock	value	earnings	income	expense	equity
Balances at December 31, 2003, 124,932,884 common shares	$25.0	$131.4	$1,143.9	$28.8	$—	$1,329.1
Comprehensive income
Net income			337.2
Change in unrealized security holding gains, net of taxes				12.9
Total comprehensive income						350.1
5,074,813 common shares issued upon option exercises under stock-based compensation plans	1.0	137.6				138.6
400,000 common shares repurchased	(.1)	(18.2)				(18.3)
Dividends declared			(102.2)			(102.2)

Balances at December 31, 2004, 129,607,697 common shares	25.9	250.8	1,378.9	41.7	—	1,697.3
Comprehensive income
Net income			431.0
Change in unrealized security holding gains, net of taxes				6.8
Total comprehensive income						437.8
Common shares issued under stock-based compensation plans
38,000 common shares	.0	2.8				2.8
31,500 restricted common shares	.0	2.0			(2.0)	—
3,301,174 common shares upon option exercises	.7	99.6				100.3
Amortization of deferred stock-based compensation expense					.3	.3
1,300,000 common shares repurchased	(.3)	(75.5)				(75.8)
Dividends declared			(126.6)			(126.6)

Balances at December 31, 2005, 131,678,371 common shares	26.3	279.7	1,683.3	48.5	(1.7)	2,036.1
Reclassification at adoption of SFAS 123R		(1.7)			1.7	—
1,402,915 common shares issued upon option exercises under stock-based compensation plans	.3	49.7				50.0
1,000 restricted common shares forfeited	.0	.0				.0
1,533,076 common shares repurchased	(.3)	(117.4)				(117.7)
131,547,210 common shares issued in 2-for-1 split	26.3	(26.3)				—

Balances after split, 263,094,420 common shares	52.6	184.0
Common shares issued under stock-based compensation plans
74,000 restricted common shares	.0	.0				—
Additional income tax benefit at vesting of restricted shares		.1				.1
3,226,483 common shares upon option exercises	.7	55.4				56.1
1,435,000 common shares repurchased	(.3)	(53.0)				(53.3)
Comprehensive income
Net income			529.6
Change in unrealized security holding gains, net of taxes				20.8
Total comprehensive income						550.4
Stock-based compensation expense		61.0				61.0
Dividends declared			(155.8)			(155.8)

Balances at December 31, 2006, 264,959,903 common shares	$53.0	$247.5	$2,057.1	$69.3	$—	$2,426.9

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
T. Rowe Price Group derives its consolidated revenues and net income primarily from investment advisory services that its subsidiaries provide to individual and institutional investors in the sponsored T. Rowe Price mutual funds and other investment portfolios. We also provide our investment advisory clients with related administrative services, including mutual fund transfer agent, accounting and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; discount brokerage; and trust services. While investors that we serve are primarily domiciled in the United States of America, investment advisory clients outside the United States account for 7% of our assets under management at December 31, 2006.
Investment advisory revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations.
BASIS OF PREPARATION.
These consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States, which require the use of estimates. Actual results may vary from our estimates. We have reclassified certain prior year amounts to be comparative with and conform to the presentation of our 2006 financial statements.
Our financial statements include the accounts of all subsidiaries in which we have a majority or controlling interest. All material intercompany accounts and transactions are eliminated in consolidation.
We are not the primary beneficiary, and do not consolidate the accounts, of a high-yield collateralized bond obligation (CBO) that held assets of less than $100 million at December 31, 2006. This variable interest entity is a non-recourse, limited liability company for which we are the collateral manager and receive related investment advisory fees. We recognized the full impairment of this CBO investment in our 2002 statement of income and do not expect to recognize any future gains or losses from this holding.
STOCK SPLIT.
At the close of business on June 23, 2006, we effected a two-for-one split of our common stock by issuing additional $.20 par value shares and reclassifying the par value of the additional shares issued among our paid-in stockholders’ equity accounts. All per-share and share data in the accompanying consolidated statements of income, in these significant accounting policies, and in the accompanying notes have been adjusted to give retroactive effect to this stock split.
CASH EQUIVALENTS.
Cash equivalents consist primarily of short-term, highly liquid investments in our sponsored money market mutual funds. The cost of these funds is equivalent to fair value.
INVESTMENTS.
Investments in sponsored mutual funds and debt securities held by our savings bank subsidiary are classified as available-for-sale and are reported at fair value. Changes in net unrealized security holding gains are recognized in accumulated other comprehensive income. We also hold other investments that are recognized using the cost or equity methods of accounting, as appropriate.
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
Our investments in sponsored mutual funds expose us to market risk in the form of equity price risk; that is, the potential future loss of value that would result from a decline in the fair values of the mutual funds. Each fund and its underlying net assets are also subject to market risk, which may arise from changes in equity prices, credit ratings, foreign currency exchange rates, and interest rates.
Investments by our savings bank subsidiary in debt securities expose us to market risk, which may arise from changes in credit ratings and interest rates.

PROPERTY AND EQUIPMENT.
Property and equipment is stated at cost net of accumulated depreciation and amortization computed using the straight-line method. Provisions for depreciation and amortization are based on the following weighted average estimated useful lives: computer and communications software and equipment, 3.3 years; buildings, 32.3 years; leasehold improvements, 8.1 years; furniture and other equipment, 5.0 years; and leased land, 99 years.
GOODWILL.
We evaluate our goodwill balance of $665.7 million for possible impairment using the fair value approach during the third quarter of each year. Our evaluations have not indicated that impairment exists. We operate in one reportable business segment — that of the investment advisory business — and all goodwill is attributed to that segment.
REVENUE RECOGNITION.
Fees for investment advisory services, which are based on assets under management, and related administrative services that we provide to investment advisory clients are recognized in the period that our services are provided. Taxes billed to our clients based on our fees for services rendered are not included in revenues. Administrative revenues from distribution of our sponsored mutual funds’ Advisor and R class shares, and the corresponding operating expense for payments to third-party financial intermediaries that distribute those share classes, are recognized in the period that they are earned, which is the same period that the related mutual funds recognize their expense.
ADVERTISING.
Costs of advertising are expensed the first time that the advertising takes place.
EARNINGS PER SHARE.
Basic earnings per share does not include the dilutive effect of outstanding stock options, nonvested restricted common shares, and nonvested restricted stock units, and is computed by dividing net income by the weighted average common shares outstanding of 254.8 million in 2004, 260.5 million in 2005, and 263.8 million in 2006. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options were exercised, restricted common shares vest, and restricted stock units vest and are converted to common shares. It is computed by increasing the denominator of the basic calculation by potential dilutive common shares, determined using the treasury stock method, of 13.4 million in 2004, 12.7 million in 2005, and 14.9 million in 2006.
COMPREHENSIVE INCOME.
Total comprehensive income is reported in our consolidated statements of stockholders’ equity and includes net income and the change in unrealized security holding gains, net of income taxes.
STOCK AWARDS AND OPTIONS.
Our stockholders have approved the 2001 and 2004 Stock Incentive Plans under which we may make stock awards in the form of unrestricted common shares, restricted common shares, and restricted stock units that convert to shares at the time of vesting. Under these plan provisions, we issued 76,000 unrestricted common shares to our employees in 2005 at the grant date fair value of $37.365 per share. We also issued restricted shares in 2005 and 2006 and restricted stock units in 2006. These restricted awards vest over a two-year graded schedule. We recognized stock-based compensation expense of $3.2 million in 2005 and $1.8 million in 2006 for these awards.
Under the 2001 and 2004 Stock Incentive Plans and five other stockholder approved plans (the 1990, 1993 and 1996 Stock Incentive Plans and the 1995 and 1998 Director Stock Option Plans), we have granted qualified incentive and nonqualified fixed stock options with a maximum term of 10 years to employees and directors. Vesting of our annual employee option grants is based solely on the individual continuing to render service and generally occurs over a five-year graded schedule. The exercise price of each option granted is equivalent to the market price of the common stock at the date of grant.
On January 1, 2006, we adopted the provisions of SFAS 123R and began recognizing stock option-based compensation expense in our consolidated statement of income using the fair value based method and a provision for estimated future forfeitures of our stock option awards. Prior to 2006, our stock option grants were accounted for using the intrinsic value based method and no compensation expense related to our option grants was recognized in our consolidated statements of income.
Because we adopted SFAS 123R on a modified prospective basis, financial statements for 2004 and 2005 have not been restated. The following table is presented to compare our 2006 net income (in millions) and earnings per share with pro forma results as if we applied the fair value based method during 2004 and 2005. For purposes of this disclosure, the forfeiture of options was recognized in 2004 and 2005 as they occurred.

	2004	2005	2006
Net income, as reported	$337.2	$431.0	$529.6
Additional stock option-based compensation expense estimated using the fair value based method	(42.6)	(59.8)	—
Related income tax benefits	14.2	19.5	—

Pro forma net income	$308.8	$390.7	$529.6

Earnings per share
Basic — as reported	$1.32	$1.65	$2.01
Basic — pro forma	$1.21	$1.50	$2.01

Diluted — as reported	$1.26	$1.58	$1.90
Diluted — pro forma	$1.16	$1.43	$1.90
Net income, as reported, for 2006 includes a charge for stock option-based compensation expense of $59.2 million, including $6.1 million for reload option grants, and related income tax benefits recognized of $19.4 million. The recognition of stock-option based compensation expense in 2006 reduced our diluted earnings per share by approximately $.14. In recognizing 2006 stock-option based compensation expense and preparing the pro forma 2004 and 2005 information, we used the Black-Scholes option-pricing model to estimate the fair value of each option grant, including reloads, as follows:

	Weighted-average			Range
	2004	2005	2006	2006
Grant-date fair value per option awarded, including reload grants	$9.17	$9.57	$12.42	$2.01 to 16.83

Assumptions used:
Expected life in years	5.2	5.5	5.5	.3 to 8.1
Expected volatility	33%	29%	26%	12 to 32%
Dividend yield	1.7%	1.7%	1.7%	1.6 to 1.7%
Risk-free interest rate	3.7%	4.2%	4.6%	4.3 to 5.2%
Our expected life assumptions are based on the vesting period for each option grant and our historical experience with respect to the average holding period from vesting to option exercise. The assumptions for expected volatility and dividend yield are based on recent historical experience over the same periods as our expected lives. Risk-free interest rates are set using grant-date U.S. Treasury yield curves for the same periods as our expected lives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — CASH EQUIVALENTS.
Cash equivalent investments in our sponsored money market mutual funds aggregate $768.1 million at December 31, 2005, and $739.1 million at December 31, 2006. Dividends earned on these investments totaled $3.7 million in 2004, $14.9 million in 2005, and $35.4 million in 2006.
NOTE 2 — INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.
Accounts receivable from our sponsored mutual funds for advisory fees and advisory-related administrative services aggregate $104.5 million at December 31, 2005, and $122.9 million at December 31, 2006.
Revenues (in millions) from advisory services provided under agreements with our sponsored mutual funds and other investment clients include:

	2004	2005	2006
Sponsored mutual funds in the U.S.
Stock and blended asset	$602.2	$758.3	$937.5
Bond and money market	134.0	142.1	155.6

	736.2	900.4	1,093.1
Other portfolios	292.6	335.1	415.4

Total investment advisory fees	$1,028.8	$1,235.5	$1,508.5

Fees for advisory-related administrative services provided to our sponsored mutual funds were $188.5 million in 2004, $211.3 million in 2005, and $239.9 million in 2006. We provide all services to the sponsored U.S. mutual funds under contracts that are subject to periodic review and approval by each of the funds’ boards. Regulations require that the funds’ shareholders also approve material changes to the investment advisory contracts.
The following table summarizes the various investment portfolios and assets under management (in billions) on which advisory fees are earned.

	Average during			December 31,
	2004	2005	2006	2005	2006

Sponsored mutual funds in the U.S.
Stock and blended asset	$98.1	$124.1	$152.2	$137.7	$168.5
Bond and money market	30.0	32.1	35.4	32.5	38.0

	128.1	156.2	187.6	170.2	206.5
Other portfolios	78.8	90.9	112.1	99.3	128.2

	$206.9	$247.1	$299.7	$269.5	$334.7

NOTE 3 – INVESTMENTS IN SPONSORED MUTUAL FUNDS.
Our mutual fund investments (in millions) at December 31 include:

		Unrealized	Aggregate
	Aggregate	holding	fair
	cost	gains	value
2005
Stock and blended asset funds	$127.5	$58.4	$185.9
Bond funds	60.1	18.2	78.3

	$187.6	$76.6	$264.2

2006
Stock and blended asset funds	$325.5	$84.3	$409.8
Bond funds	120.6	24.0	144.6

	$446.1	$108.3	$554.4

Dividends earned on our investments in sponsored mutual funds totaled $3.0 million in 2004, $7.2 million in 2005, and $12.5 million in 2006. Individual mutual fund holdings with unrealized losses totaled less than $.1 million at December 31, 2005 and 2006.

NOTE 4 — DEBT SECURITIES HELD BY AND CUSTOMER DEPOSITS AT SAVINGS BANK SUBSIDIARY.
Our savings bank subsidiary holds investments in marketable debt securities, including mortgage- and other asset-backed securities, which are accounted for as available-for-sale. The following table (in millions) details the components of these investments at year end.

	2005		2006
		Unrealized		Unrealized
	Fair	gain	Fair	gain
	value	(loss)	value	(loss)
Investments with temporary impairment
Of less than 12 months (28 securities in 2006)	$47.7	$(.7)	$25.3	$(.1)
Of 12 months or more (81 securities in 2006)	41.9	(1.4)	63.9	(1.5)

	89.6	(2.1)	89.2	(1.6)

Investments with unrealized holding gains	25.2	.1	37.0	.1

Balance at December 31	$114.8	$(2.0)	$126.2	$(1.5)

Aggregate cost	$116.8		$127.7

The unrealized losses in these investments were generally caused by interest rate increases and not changes in credit quality. We have the ability and intent to hold these securities to their maturities, which generally correlate to the maturities of our customer deposits, and collect all contractual cash flows. Accordingly, impairment of these investments is considered temporary.
The estimated fair value of our customer deposit liability, based on discounting expected cash outflows at maturity dates, which range up to five years, using current interest rates offered for deposits with the same dates of maturity, was $103.9 million at December 31, 2005, and $114.8 million at December 31, 2006.
NOTE 5 — OTHER INVESTMENTS.
We acquired $55 million of U.S. Treasury Notes in 2006 that will yield 4.7-5.2% and mature over the period 2008-2011. These holdings are accounted for as held-to-maturity and our carrying amount, representing the amortized cost of the notes and accrued interest, totals $55.6 million at December 31, 2006. The fair value of these securities is $55.8 million at December 31, 2006.
Investments accounted for under the cost method total $19.9 million at December 31, 2005, and $23.8 million at December 31, 2006. Our remaining investments aggregate $2.6 million at December 31, 2005, and $2.4 million at December 31, 2006.
We had outstanding commitments to fund additional investments totaling $19.7 million at December 31, 2006.
NOTE 6 — PROPERTY AND EQUIPMENT.
Property and equipment (in millions) at December 31 consists of:

	2005	2006
Computer and communications software and equipment	$206.3	$216.6
Buildings and leasehold improvements	181.5	222.3
Furniture and other equipment	59.8	67.7
Land owned and leased	21.5	21.5

	469.1	528.1
Less accumulated depreciation and amortization	254.3	263.2

	$214.8	$264.9

Compensation and related costs attributable to the development of computer software for internal use totaling $7.3 million in 2004, $6.2 million in 2005, and $7.7 million in 2006 have been capitalized.
NOTE 7 — ACQUISITIONS OF INTANGIBLE ASSETS.
In 2006, we acquired customer relationships and assets under management of $.1 billion in separate accounts and $.8 billion in mutual fund accounts from two fund groups that merged into twelve of our sponsored mutual funds. We paid $4.1 million as part of these three transactions and recognized intangible assets that are being amortized on a straight-line basis over 2.5 years for the acquired separate account customer relationships and over 8 years for the acquired mutual fund customer relationships.
NOTE 8 — INCOME TAXES.
The provision for income taxes (in millions) consists of:

	2004	2005	2006
Current income taxes
U.S. federal and foreign	$178.0	$228.1	$301.9
State and local	19.1	27.4	45.8
Deferred income tax benefits	(.6)	(7.1)	(19.0)

	$196.5	$248.4	$328.7

Deferred income taxes arise from temporary differences between taxable income for financial statement and income tax return purposes.
Significant temporary differences in 2004 included deferred tax benefits of $4.1 million related to investment income offset by deferred taxes of $1.9 million related to accrued compensation.
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
Deferred tax benefits in 2006 include $17.8 million resulting from stock option-based compensation expense recognized in our operating results for 2006 in accordance with SFAS 123R.
The net deferred tax recognized in our balance sheet includes the following components (in millions) at December 31.

	2005	2006
Deferred tax liabilities
Arising from unrealized holding gains	$(26.1)	$(37.5)
Other	(3.6)	(3.8)

	(29.7)	(41.3)

Deferred tax assets
Related to stock-based compensation	.1	18.6
Related to investment income	10.1	5.4
Related to property and equipment	5.3	7.3
Related to accrued compensation	4.8	4.7
Foreign net operating loss carryforwards that do not expire	3.8	6.3
Other	1.9	3.0

	26.0	45.3

Net deferred tax asset (liability)	$(3.7)	$4.0

Our balance sheets include the 2006 net deferred tax asset in other assets and the 2005 net deferred tax liability in income taxes payable.
Cash outflows from operating activities include income taxes paid of $164.6 million in 2004, $188.0 million in 2005, and $272.8 million in 2006.
Operating cash inflows include income tax benefits of $63.5 million in 2004, $52.3 million in 2005 and $66.8 million in 2006 arising from stock option exercises and the vesting of restricted shares that reduced the amount of income taxes that would have otherwise been payable. As a result of the adoption of SFAS 123R and our election to use the alternative transition method to account for tax benefits recognized in additional paid-in capital, operating cash outflows from other changes in assets and liabilities and financing cash inflows from stock option exercises and vested restricted shares include related tax benefits in 2006 of $65.7 million that reduce the amount of income taxes otherwise payable. These tax benefits have been recognized in stockholders’ equity as additional capital in excess of par value.
The following table reconciles the statutory federal income tax rate to the effective income tax rate.

	2004	2005	2006
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes for current year, net of federal income tax benefits	2.3	2.4	2.7
Other items	(.5)	(.8)	.6

Effective income tax rate	36.8%	36.6%	38.3%

NOTE 9 — COMMON STOCK AND STOCK-BASED COMPENSATION PROGRAMS.
REPURCHASE AUTHORIZATION.
As of December 31, 2006, the Board of Directors has authorized the future repurchase of up to 3,790,868 common shares.
DIVIDENDS.
Cash dividends declared per share were $.40 in 2004, $.485 in 2005, and $.59 in 2006.

SHARES AUTHORIZED FOR STOCK-BASED COMPENSATION PROGRAMS.
At December 31, 2006, 65,372,895 shares of unissued common stock were reserved for issuance under our stock-based compensation plans. Additionally, 3,360,000 shares are reserved for issuance under a plan whereby substantially all employees may acquire common stock through payroll deductions at prevailing market prices. We believe that our stock-based compensation programs align the interests of our employees and directors with those of our common stockholders.
STOCK OPTIONS.
The following table summarizes the status of and changes in our stock option grants during 2006.

			Weighted-
			average
		Weighted-	remaining
		average	contractual
		exercise	term (in
	Options	price	years)
Outstanding at beginning of 2006	45,896,848	$21.42
Annual grants	5,655,000	$46.08
Reload grants	1,046,855	$41.10
Exercised	(8,375,051)	$16.36
Forfeited or cancelled	(452,894)	$28.63

Outstanding at end of 2006	43,770,758	$25.97	6.2

Exercisable at end of 2006	25,849,238	$20.60	4.7

The total intrinsic value of options exercised was $193.4 million in 2004, $165.4 million in 2005, and $213.1 million in 2006. At December 31, 2006, the aggregate intrinsic value of options outstanding was $792.8 million and of options exercisable was $599.1 million.
STOCK AWARDS.
The following table summarizes the status of and changes in our nonvested restricted shares and restricted stock units during 2006.

			Weighted-
		Restricted	average
	Restricted	stock	grant-date
	shares	units	fair value
Nonvested at beginning of 2006	63,000	—	$32.62
Granted	74,000	36,000	$45.89
Vested (value at vest date was $1.3 million)	(30,500)	—	$32.62
Forfeited	(2,000)	—	$32.62

Nonvested at end of 2006	104,500	36,000	$43.01

FUTURE STOCK-BASED COMPENSATION EXPENSE.
The following table (in millions) presents the compensation expense to be recognized over the separate vesting periods of the 17,921,520 nonvested options and 140,500 restricted shares and restricted stock units outstanding at December 31, 2006. Estimated future compensation expense will change to reflect future option grants, including reloads; future awards of unrestricted shares, restricted shares, and restricted stock units; changes in estimated forfeitures; and adjustments for actual forfeitures.

First quarter 2007	$15.4
Second quarter 2007	15.5
Third quarter 2007	15.3
Fourth quarter 2007	11.6
2008 through 2011	60.9

Total	$118.7

NOTE 10 — OTHER COMPREHENSIVE INCOME.
The following table reconciles our unrealized holding gains and losses (in millions) to that recognized in other comprehensive income.

	2004	2005	2006
Unrealized holding gains on our investments in sponsored mutual funds	$21.3	$12.1	$38.0
Less gains on mutual fund investments realized in other investment income, using average cost	.8	.0	6.3

	20.5	12.1	31.7
Unrealized holding gains (losses) on debt securities held by our savings bank subsidiary	(.6)	(1.5)	.5

	19.9	10.6	32.2
Deferred income taxes	(7.0)	(3.8)	(11.4)

Unrealized holding gains recognized in other comprehensive income	$12.9	$6.8	$20.8

The components of accumulated other comprehensive income (in millions) at December 31, 2006 are presented below.

Unrealized holding gains (losses) on
Investments in sponsored mutual funds	$108.3
Debt securities held by savings bank subsidiary	(1.5)

106.8
Deferred income taxes	(37.5)

$69.3

NOTE 11 — OTHER DISCLOSURES.
We occupy certain office facilities and rent computer and other equipment under noncancelable operating leases. Related rental expense was $21.3 million in 2004, $23.5 million in 2005, and $24.1 million in 2006. Future minimum rental payments under these leases aggregate $23.6 million in 2007, $22.5 million in 2008, $20.1 million in 2009, $19.4 million in 2010, $19.5 million in 2011, and $108.3 million in later years.
In the second quarter of 2006, we voluntarily terminated our $300 million bank-syndicated credit facility.
Our consolidated stockholders’ equity at December 31, 2006, includes $47.1 million that is restricted as to use by various regulations and agreements arising in the ordinary course of our business.
From time to time, various claims against us arise in the ordinary course of business, including employment-related claims. In the opinion of management, after consultation with counsel, it is unlikely that pending claims will have a material adverse effect on our financial position or results of operations.
Compensation expense recognized for our defined contribution retirement plans was $32.4 million in 2004, $35.7 million in 2005, and $38.8 million in 2006.
NOTE 12 — SUPPLEMENTARY QUARTERLY FINANCIAL DATA (Unaudited).

			Basic	Diluted
			earnings	earnings
	Net	Net	per	per
	revenues	income	share	share
	(in thousands)
2005
1st quarter	$357.0	$94.2	$.36	$.34
2nd quarter	$363.5	$102.8	$.40	$.38
3rd quarter	$388.8	$116.4	$.45	$.43
4th quarter	$402.9	$117.6	$.45	$.43

2006
1st quarter	$429.3	$116.7	$.44	$.42
2nd quarter	$446.0	$135.7	$.51	$.49
3rd quarter	$450.6	$128.3	$.49	$.46
4th quarter	$489.1	$148.9	$.56	$.53
The sum of quarterly earnings per share may not equal annual earnings per share because the computations are done independently.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-K annual report, is appropriately recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of December 31, 2006, are effective at the reasonable assurance level.
Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the fourth quarter of 2006, and has concluded that there was no change during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2006, in relation to criteria described in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, we believe that the company’s internal control over financial reporting was effective as of December 31, 2006.
KPMG LLP, an independent registered public accounting firm, has audited our financial statements that are included in this annual report and expressed an unqualified opinion thereon. KPMG LLP has also expressed an unqualified opinion on management’s assessment of, and the effective operation of, our internal control over financial reporting as of December 31, 2006.
February 7, 2007
/s/ James A.C. Kennedy
Chief Executive Officer and President
/s/ Kenneth V. Moreland
Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:
We have audited management’s assessment, included in the accompanying Report on Internal Control Over Financial Reporting, that T. Rowe Price Group, Inc. and subsidiaries (“the Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 7, 2007, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Baltimore, Maryland
February 7, 2007

Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item as to the identification of our executive officers is furnished in a separate item at the end of Part I of this Report. Other information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2007 Annual Meeting of our stockholders.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Item 14. Principal Accountant Fees and Services.
Information required by these items is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2007 Annual Meeting of our stockholders.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following documents are filed as part of this report.
(1)	Financial Statements: See Item 8 of Part II.

(2)	Financial Statement Schedules: None.

(3)	The following exhibits required by Item 601 of Regulation S-K are filed herewith, except for Exhibit 32 which is furnished herewith. Management contracts and compensatory plans and arrangements are filed as Exhibits 10.06 through 10.18.
3(i)	Amended and Restated Charter of T. Rowe Price Group, Inc. as of March 9, 2001. (Incorporated by reference from Form 10-K for 2000; Accession No. 0001113169-01-000003.)

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of December 12, 2002. (Incorporated by reference from Form 10-K for 2002; Accession No. 0000950133-03-000699.)

10.01	Representative Investment Management Agreement with most of the T. Rowe Price mutual funds. (Incorporated by reference from Form N-1A; Accession No. 0001267862-04-000002.)

10.02	Representative Underwriting Agreement between each of the T. Rowe Price mutual funds and T. Rowe Price Investment Services, Inc. (Incorporated by reference from Form N-1A; Accession No. 0001267862-03-000003.)

10.03	Transfer Agency and Service Agreement dated as of January 1, 2006, between T. Rowe Price Services, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS; Accession No. 0001012678-06-000006.)

10.04	Agreement dated January 1, 2006, between T. Rowe Price Retirement Plan Services, Inc. and certain of the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS; Accession No. 0001012678-06-000006.)

10.05	Second Amended, Restated and Consolidated Lease Agreement dated November 9, 2004, between East Pratt Street Associates Limited Partnership and T. Rowe Price Associates, Inc. (Incorporated by reference from Form 10-K for 2004; Accession No. 0000950133-05-000815.)

10.06	1995 Director Stock Option Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0000933259-95-000009.)

10.07	1998 Director Stock Option Plan, as Amended and Restated effective December 16, 2004, including forms of option agreements. (Incorporated by reference from Form 10-K for 2004; Accession No. 0000950133-05-000815.)

10.08	Schedule of Non-Employee Director Compensation, effective January 1, 2005. (Incorporated by reference from Form 10-K for 2004; Accession No. 0000950133-05-000815.)

10.09	T. Rowe Price Group, Inc. Outside Directors Deferred Compensation Plan. (Incorporated by reference from Form 10-K for 2004; Accession No. 0000950133-05-000815.)

10.10	1993 Stock Incentive Plan. (Incorporated by reference from Form S-8 Registration Statement [File No. 33-72568].)

10.11	1996 Stock Incentive Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0001006199-96-000031.)

10.12	2001 Stock Incentive Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0001113169-01-000002.)

10.13	First Amendment to 2001 Stock Incentive Plan dated April 8, 2004. (Incorporated by reference from Form DEF 14A; Accession No. 0001113169-04-000023.)

10.14	2004 Stock Incentive Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0001113169-04-000023.)

10.15	Forms of option agreements available for awards and replenishment options issued under the 2001 and 2004 Stock Incentive Plans. (Incorporated by reference from Form 10-K for 2004; Accession No. 0000950133-05-000815.)

10.16	Annual Incentive Compensation Pool. (Incorporated by reference from Form DEF 14A; Accession No. 0001113169-03-000001.)

10.17	Consulting Agreement dated January 31, 2006, with James S. Riepe. (Incorporated by reference from Form 8-K Current Report dated January 31, 2006; Accession No. 0000950133-06-000434.)

10.18	Consulting Agreement dated January 23, 2007, with George A. Roche. (Incorporated by reference from Form 8-K Current Report dated January 23, 2007; Accession No. 0000950133-07-000205.)

14	Code of Ethics for Principal Executive Officer and Senior Financial Officers of T. Rowe Price Group, Inc. under the Sarbanes-Oxley Act of 2002. (Incorporated by reference from Form 10-K for 2003; Accession No. 0000950133-04-000683.)

21	Subsidiaries of T. Rowe Price Group, Inc.

23	Consent of Independent Registered Public Accounting Firm, KPMG LLP.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.
SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 7, 2007.
T. Rowe Price Group, Inc.
By: /s/ James A.C. Kennedy, Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 7, 2007.
/s/ James A.C. Kennedy, Chief Executive Officer and President, Director
/s/ Kenneth V. Moreland, Vice President and Chief Financial Officer
/s/ Joseph P. Croteau, Vice President and Treasurer (Principal Accounting Officer)
/s/ Brian C. Rogers, Chairman of the Board of Directors
/s/ Edward C. Bernard, Vice Chairman of the Board of Directors
/s/ James T. Brady, Director
/s/ J. Alfred Broaddus, Jr., Director
/s/ Donald B. Hebb, Jr., Director
/s/ Alfred Sommer, Director
/s/ Dwight S. Taylor, Director
/s/ Anne Marie Whittemore, Director