Form 10-Q
period 2007-03-31
PRICE T ROWE GROUP INC
filed 2007-04-25
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
Commission File Number: 000-32191
T. ROWE PRICE GROUP, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-2264646

(State of incorporation)	(IRS Employer Identification No.)
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
Large accelerated filer ☑                     Accelerated filer ☐                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, April 23, 2007, is 265,619,772.
The exhibit index is at Item 6 on page 13.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2006	3/31/2007
ASSETS
Cash and cash equivalents	$773.0	$911.1
Accounts receivable and accrued revenue	223.5	223.2
Investments in sponsored mutual funds	554.4	593.2
Debt securities held by savings bank subsidiary	126.2	124.8
Other investments	81.8	87.0
Property and equipment	264.9	278.6
Goodwill and other intangible assets	669.4	669.3
Other assets	72.1	70.2

Total assets	$2,765.3	$2,957.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$77.2	$84.8
Accrued compensation and related costs	67.5	71.6
Income taxes payable	33.9	93.6
Dividends payable	45.1	45.2
Customer deposits at savings bank subsidiary	114.7	113.4

Total liabilities	338.4	408.6

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, undesignated, $.20 par value - authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value — authorized 500,000,000 shares; issued 264,959,903 shares in 2006 and 265,649,353 shares in 2007	53.0	53.1
Additional capital in excess of par value	247.5	265.4
Retained earnings	2,057.1	2,154.8
Accumulated other comprehensive income	69.3	75.5

Total stockholders’ equity	2,426.9	2,548.8

	$2,765.3	$2,957.4

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended
	3/31/2006	3/31/2007
Revenues
Investment advisory fees	$353.9	$425.0
Administrative fees	75.2	83.1
Investment income of savings bank subsidiary	1.2	1.5

Total revenues	430.3	509.6
Interest expense on savings bank deposits	1.0	1.2

Net revenues	429.3	508.4

Operating expenses
Compensation and related costs	160.0	184.2
Advertising and promotion	28.0	31.8
Depreciation and amortization of property and equipment	11.1	13.7
Occupancy and facility costs	19.6	21.4
Other operating expenses	32.1	38.4

	250.8	289.5

Net operating income	178.5	218.9

Other investment income	7.7	11.8
Credit facility expenses	0.1	—

Net non-operating income	7.6	11.8

Income before income taxes	186.1	230.7
Provision for income taxes	69.4	87.8

Net income	$116.7	$142.9

Earnings per share
Basic	$.44	$.54

Diluted	$.42	$.51

Dividends declared per share	$.14	$.17

Weighted average shares
Outstanding	264.0	265.4

Outstanding assuming dilution	277.9	279.8

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three months ended
	3/31/2006	3/31/2007
Cash flows from operating activities
Net income	$116.7	$142.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	11.1	13.7
Stock-based compensation expense	14.8	16.8
Intangible asset amortization	—	0.1
Other changes in assets and liabilities	38.6	68.2

Net cash provided by operating activities	181.2	241.7

Cash flows from investing activities
Net investments in sponsored mutual funds	(25.0)	(29.5)
Additions to property and equipment	(21.6)	(26.9)
Other investing activity	(3.2)	(4.4)

Net cash used in investing activities	(49.8)	(60.8)

Cash flows from financing activities
Repurchases of common stock	—	(23.2)
Stock options exercised	33.6	26.8
Dividends paid to stockholders	(36.9)	(45.1)
Change in savings bank subsidiary deposits	1.6	(1.3)

Net cash used in financing activities	(1.7)	(42.8)

Cash and cash equivalents
Net increase during period	129.7	138.1
At beginning of year	803.6	773.0

At end of period	$933.3	$911.1

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions)

		Additional capital		Accumulated other
		in excess of par		comprehensive	Total stockholders'
	Common stock	value	Retained earnings	income	equity
Balances at December 31, 2006, 264,959,903 common shares	$53.0	$247.5	$2,057.1	$69.3	$2,426.9
Common shares issued under stock-based compensation plans
1,000 restricted common shares issued	.0	.0			.0
1,245,932 common shares upon option exercises	.2	27.0			27.2
4,000 restricted common shares forfeited	.0	.0	.0		.0
553,482 common shares repurchased	(.1)	(25.9)			(26.0)
Comprehensive income
Net income			142.9
Change in unrealized security holding gains, net of taxes				6.2
Total comprehensive income					149.1
Stock-based compensation expense		16.8			16.8
Dividends declared			(45.2)		(45.2)

Balances at March 31, 2007, 265,649,353 common shares	$53.1	$265.4	$2,154.8	$75.5	$2,548.8

The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — THE COMPANY AND BASIS OF PREPARATION.
T. Rowe Price Group derives its consolidated revenues and net income primarily from investment advisory services that its subsidiaries provide to individual and institutional investors in the sponsored T. Rowe Price mutual funds and other investment portfolios. We also provide our investment advisory clients with related administrative services, including mutual fund transfer agent, accounting and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; discount brokerage; and trust services. While investors that we serve are primarily domiciled in the United States of America, investment advisory clients outside the United States account for more than 7% of our assets under management at March 31, 2007.
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
The unaudited interim financial information contained in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2006 Annual Report.
NOTE 2 — INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.
Accounts receivable from our sponsored mutual funds for advisory fees and advisory-related administrative services aggregate $122.9 million at December 31, 2006 and $128.1 million at March 31, 2007.
Revenues (in millions) from advisory services provided under agreements with our sponsored mutual funds and other investment clients include:

	Three months ended
	3/31/2006	3/31/2007
Sponsored mutual funds in the U.S.
Stock and blended asset	$222.9	$263.2
Bond and money market	36.2	42.6

	259.1	305.8
Other portfolios	94.8	119.2

Total investment advisory fees	$353.9	$425.0

The following table summarizes the various investment portfolios and assets under management (in billions) on which advisory fees are earned.

	Average during
	the first quarter
	2006	2007	12/31/2006	3/31/2007
Sponsored mutual funds in the U.S.
Stock and blended asset	$146.4	$174.6	$168.5	$178.6
Bond and money market	33.1	39.0	38.0	40.2

	179.5	213.6	206.5	218.8
Other portfolios	102.5	130.0	128.2	131.1

	$282.0	$343.6	$334.7	$349.9

First quarter fees for advisory-related administrative services provided to our sponsored mutual funds were $58.5 million in 2006 and $66.0 million in 2007.

NOTE 3 — STOCK-BASED COMPENSATION.
The following table summarizes the status of and changes in our stock option grants during the first quarter of 2007.

		Weighted-
		average
		exercise
	Options	price
Outstanding at beginning of 2007	43,770,758	$25.97
New hire grants	28,000	$46.84
Reload grants	198,411	$47.17
Exercised	(1,748,037)	$21.07
Forfeited or cancelled	(330,600)	$32.23

Outstanding at March 31, 2007	41,918,532	$26.24

Exercisable at March 31, 2007	24,303,012	$20.79

The following table summarizes the status of and changes in our nonvested restricted shares and restricted stock units during the first quarter of 2007.

			Weighted-
		Restricted	average
	Restricted	stock	grant-date
	shares	units	fair value
Nonvested at beginning of 2007	104,500	36,000	$43.01
Granted	1,000	25,000	$48.26
Forfeited	(4,000)	—	$42.80

Nonvested at March 31, 2007	101,500	61,000	$43.86

The following table (in millions) presents the compensation expense to be recognized over the separate vesting periods of the 17,615,520 nonvested options and 162,500 restricted shares and restricted stock units outstanding at March 31, 2007. Estimated future compensation expense will change to reflect future option grants, including reloads; future awards of unrestricted shares, restricted shares, and restricted stock units; changes in estimated forfeitures; and adjustments for actual forfeitures.

Second quarter 2007	$15.8
Third quarter 2007	15.7
Fourth quarter 2007	11.6
2008 through 2011	61.3

Total	$104.4

NOTE 4 — INCOME TAXES.
The January 1, 2007 adoption of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, did not affect our financial position. Our liability at the date of adoption for unrecognized tax benefits was $3.0 million. If recognized, this amount would affect our effective tax rate; however, we do not expect that these unrecognized tax benefits will significantly change this year. Our United States federal tax obligations have been settled through the year 2000. Our accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as part of our provision for income taxes. Net interest recoverable of $1.8 million was accrued as of January 1, 2007.
NOTE 5 — COMMON SHARE REPURCHASES.
At March 31, 2007, accounts payable and accrued expenses includes $2.8 million representing the unsettled liability for common stock repurchases made on the last three business days of March.
During the first five business days of April 2007, we repurchased 130,000 common shares for $6.3 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:
We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of March 31, 2007, the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2006 and 2007, and the related condensed consolidated statement of stockholders’ equity for the three-month period ended March 31, 2007. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of income, cash flows, and stockholders’ equity for the year then ended (not presented herein); and in our report dated February 7, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP
Baltimore, Maryland
April 24, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL.
Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our sponsored mutual funds and other managed investment portfolios. Investment advisory clients outside the United States account for more than 7% of our assets under management at March 31, 2007.
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
The equity markets in the United States began 2007 by continuing their upward trend that had started in August 2006 when the Federal Reserve discontinued its series of interest rate increases. In February, weak economic data and a sharp decline in the values of Chinese equities turned the year’s early market gains to losses. The markets rebounded slightly before falling off again at the end of the quarter. Uncertainty about the U.S. economy — including concerns about rising energy costs, effects of the continuing housing market downturn, and sub-prime mortgage defaults - led investors to be cautious about corporate earnings growth and near-term financial market prospects. Overall, the broad financial market results for the first quarter of 2007 were modest — total return for the NASDAQ was .3% and for the S&P 500 was .6%.
Outside the U.S., stocks in several European markets helped the markets in developed countries outperform those of the emerging world markets where Latin America performed much better than other developing regions. On a broad basis, the MSCI EAFE (Europe, Australasia and Far East) Index returned 4.15%.
The yield for 10-year U.S. Treasuries was 4.65% at the end of the first quarter of 2007, down from 4.71% at the end of 2006. The yield curve remained inverted at the end of March 2007 with the six-month and one-year maturities yielding 41 and 25 basis points more, respectively, than the 10-year Treasuries. The Federal Reserve target short-term rate of 5.25% remained unchanged from June 2006, and expectations of a near-term easing of monetary policy diminished as the inflation outlook deteriorated somewhat.
In this financial environment, total assets under our management ended the first quarter of 2007 at a record $349.9 billion, up 4.5% or $15.2 billion during the quarter. Our strong relative investment performance and brand awareness contributed significantly to investors entrusting net inflows of $9.6 billion to our management. Higher market valuations and income added $5.6 billion to our assets under management in 2007.
Assets under management at March 31, 2007, include $279.8 billion in equity and blended asset investment portfolios and $70.1 billion in fixed income investment portfolios. The underlying investment portfolios consist of $218.8 billion in the T. Rowe Price mutual funds distributed in the United States and $131.1 billion in other investment portfolios that we manage, including separately managed accounts, sub-advised funds, and other sponsored investment funds offered to investors outside the U.S. and through variable annuity life insurance plans.
RESULTS OF OPERATIONS — Three months ended March 31, 2007 versus 2006.
Investment advisory revenues were up 20%, or $71.1 million, to $425.0 million because our average assets under our management increased $61.6 billion to $343.6 billion. The average fee rate earned on our assets under management was 50.2 basis points in the 2007 quarter, virtually unchanged from the 50.3 basis points earned during the year 2006. Assets under our management are $349.9 billion at March 31, 2007, up nearly 2% from the average during the 2007 first quarter.
Net revenues increased 18%, or $79.1 million, to $508.4 million. Operating expenses were $289.5 million in the first quarter of 2007, up $38.7 million from the 2006 first quarter. Overall, net operating income for the first quarter of 2007 increased $40.4 million, or nearly 23%, to $218.9 million. Our operating margin was 43.1%, down slightly from 43.4% for the 2006 year.
Net income increased $26.2 million, or 22%, to $142.9 million for the 2007 quarter, driving diluted earnings per share up 21% from $.42 to $.51.

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States increased 18%, or $46.7 million, to $305.8 million. Average mutual fund assets were $213.6 billion in the first quarter of 2007, an increase of 19% over the 2006 first quarter average. Mutual fund assets at March 31, 2007 were $218.8 billion, up $12.3 billion during the first three months of 2007. Fund assets increased across all distribution channels, with the largest increase sourced from third-party financial intermediaries.
Net inflows to the mutual funds were nearly $8.4 billion during the first quarter of 2007, including $2.8 billion that originated in our target-date Retirement Funds. Our U.S. stock and blended asset funds had net inflows of $5.7 billion, our bond funds added $1.3 billion, our international stock funds added $1.0 billion, and our money market funds added $.4 billion. The Growth Stock Fund added $2.3 billion of net investments while the Value, Capital Appreciation, Equity Index 500, and New Income funds combined to also account for net inflows of $2.3 billion. Each of these funds added more than $.5 billion. Higher market valuations and income increased fund assets by $3.9 billion.
Investment advisory revenues earned on the other investment portfolios that we manage increased $24.4 million, or nearly 26%, to $119.2 million. Average assets in these portfolios were $130.0 billion the first quarter of 2007, up 27% from the comparable first quarter 2006 average. Quarter-end assets totaled $131.1 billion, an increase of $2.9 billion during the first three months of 2007. Net inflows, primarily from U.S. and international institutional investors, were $1.2 billion and market gains and income added $1.7 billion.
Administrative fees increased $7.9 million to $83.1 million. The change in these revenues includes $1.9 million from 12b-1 distribution fees received on greater assets under management in the Advisor and R classes of our sponsored mutual fund shares. The balance of the increase is primarily attributable to our mutual fund servicing activities and defined contribution plan recordkeeping services for the mutual funds and their investors. The change in administrative fees is generally offset by similar changes in related operating expenses that we incur to distribute the Advisor and R classes of mutual fund shares through third party financial intermediaries and to provide the services to the funds and their investors.
Our largest expense, compensation and related costs, increased $24.2 million or 15% over the comparable 2006 quarter. The largest part of the increase is attributable to nearly $9 million of salary expense that results from an increase in our average staff size by nearly 7% coupled with an increase of our associates’ base salaries. At March 31, 2007, we employed 4,765 associates, up 3.5% from the beginning of 2007, primarily to handle increased volume-related activities and other growth. The 2007 results also include an $8 million increase to our interim bonus compensation accrual, which is based on projected operating results for 2007 that consider our strong relative and risk-adjusted investment performance, our growth in assets under management including new investor inflows, and the high quality of our investor services. Other employee benefits and employment expenses, including $1.9 million of higher stock-based compensation, account for the remainder of the increase in our compensation and related costs in the 2007 quarter.
Advertising and promotion expenditures increased $3.8 million in response to investor interest. We expect our advertising and promotion expenditures for the second quarter and full year 2007 will each be up about 10% versus comparable 2006 spending.
Other operating expenses were up $6.3 million, including $1.9 million of higher distribution expenses recognized on greater assets under management sourced from financial intermediaries that distribute our Advisor and R classes of mutual fund shares. These distribution costs are offset by an equal increase in our administrative revenues recognized from the 12b-1 fees discussed above.
Our net non-operating income, which includes interest income as well as the recognition of investment gains and losses, increased $4.2 million to $11.8 million. Larger money market mutual fund balances at higher interest rates added $2.5 million of the increase.
The first quarter 2007 provision for income taxes as a percentage of pretax income has been recognized using an estimated 38.1% rate, down slightly from 38.3% for the year 2006 when our provision included additional amounts for the anticipated settlement of prior years’ taxes. A higher anticipated effective state income tax rate has pushed our current estimate for the full year 2007 to 38.0%, up from our prior estimate of 37.7%.
CAPITAL RESOURCES AND LIQUIDITY.
Operating activities during the first quarter of 2006 provided cash flows of $241.7 million, up $60.5 million from the 2006 period, including increased net income of $26.2 million and non-cash depreciation, amortization and stock-based compensation expense of $4.7 million.
Increased timing differences in the cash settlements of our assets and liabilities added $29.6 million, including $14.1 million of larger estimated income tax payments for the first quarter not payable until April. Our interim operating cash outflows do not include 2007 bonus compensation that is accrued throughout the year before being substantially paid out in December.
Net cash used in investing activities totaled $60.8 million, up $11.0 million from the 2006 period. Our investments in mutual funds and other holdings made from our larger available cash balances were $5.7 million more than in the 2006 quarter. Capital spending for property and equipment was $5.3 million more than in the 2006 period. Our anticipated capital expenditures for property and equipment in 2007 are expected to be about $145 million, down from our prior estimate of $170 million, but up $50 million from 2006.
Net cash used in financing activities was $42.8 million in the 2007 quarter, up $41.1 million from the comparable 2006 period. During the first quarter of 2007, we expended $23.2 million for common stock repurchases whereas no repurchases were made during the 2006 first quarter. Our increased quarterly dividend to stockholders resulted in additional outflows of $8.2 million in the 2007 quarter.

FORWARD-LOOKING INFORMATION.
From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this report, may contain certain forward-looking information, including information or anticipated information relating to changes in our revenues and net income, changes in the amount and composition of our assets under management, our expense levels, and our expectations regarding financial markets and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A of our 2006 Form 10-K Annual Report under the caption Risk Factors. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in the information provided in Item 7A of the Form 10-K Annual Report for 2006.
Item 4. Controls and Procedures.
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of March 31, 2007, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q report, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the first quarter of 2007, and has concluded that there was no change during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
In September 2003, a purported class action (T.K. Parthasarathy, et al., including Woodbury, v. T. Rowe Price International Funds, Inc., et al.) was filed in the Circuit Court, Third Judicial Circuit, Madison County, Illinois, against T. Rowe Price International and the T. Rowe Price International Funds with respect to the T. Rowe Price International Stock Fund. The basic allegations in the case were that the T. Rowe Price defendants did not make appropriate price adjustments to the foreign securities owned by the T. Rowe Price International Stock Fund prior to calculating the Fund’s daily share prices, thereby allegedly enabling market timing traders to trade the Fund’s shares in such a way as to disadvantage long-term investors. Following three years of procedural litigation in State and Federal courts, this case is currently lodged in Federal court, where a motion to remand to State court is pending. As a result of the Supreme Court’s ruling in the Dabit case holding that actions such as this one are barred by a federal preemption statute and may not be maintained as class actions under state law, it seems clear that, substantively, class actions such as this one may not be maintained in either federal court or state court. In the opinion of management, after consultation with counsel, the likelihood of an adverse determination in this matter that would have a material adverse effect on our financial position or results of operations is remote.
Item 1A. Risk Factors.
There has been no material change in the information provided in Item 1A of our Form 10-K Annual Report for 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)	Recent repurchase activity conducted pursuant to the Board of Director’s 2003 authorization (as increased by 15,000,000 shares on February 15, 2007) follows.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Period	Shares Purchased	per Share	Announced Programs	the Programs
January 2007				3,790,868
February 2007	100,000	$48.09	100,000	18,690,868
March 2007	453,482	46.67	453,482	18,237,386

Total	553,482	$46.93	553,482

Item 4. Submission of Matters to a Vote of Security Holders.
The annual meeting of our stockholders was held on April 12, 2007. The proxy statement and solicitation pertaining to this meeting were previously filed with the Commission. Shares eligible to vote were 265,650,486 at the record date of February 12, 2007.
The nine nominees for the Board of Directors were elected to serve until the next annual meeting of directors or until their respective successors are elected and qualify. The tabulation of votes was:

Nominee	For	Withheld
Edward C. Bernard	235,138,923	9,178,642
James T. Brady	240,174,323	4,143,242
J. Alfred Broaddus, Jr.	240,584,303	3,733,262
Donald B. Hebb, Jr.	225,728,149	18,589,416
James A.C. Kennedy	236,418,869	7,898,696
Brian C. Rogers	235,154,669	9,162,896
Dr. Alfred Sommer	240,582,737	3,734,828
Dwight S. Taylor	240,599,099	3,718,466
Anne Marie Whittemore	223,169,900	21,147,665
The 2007 Non-Employee Director Equity Plan was approved by a vote of 157,422,331 for; 43,823,553 against; and 2,636,794 abstentions. Broker non-votes were 40,434,887. The appointment of KPMG LLP as the company’s independent registered public accounting firm for 2007 was approved by a vote of 237,010,060 for; 5,541,209 against; and 1,766,296 abstentions.

Item 5. Other Information.
On April 25, 2007, we issued a press release reporting our results of operations for the first quarter of 2007. A copy of this press release is furnished herewith as Exhibit 99. The information in this Item 5 and in Exhibit 99 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.
Item 6. Exhibits.
The following exhibits required by Item 601 of Regulation S-K are furnished herewith.

3(i)	Amended and Restated Charter of T. Rowe Price Group, Inc. as of March 9, 2001. (Incorporated by reference from Form 10-K for 2000; Accession No. 0001113169-01-000003.)

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of December 12, 2002. (Incorporated by reference from Form 10-K for 2002; Accession No. 0000950133-03-000699.)

10.03	Transfer Agency and Service Agreement dated as of January 1, 2007, between T. Rowe Price Services, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS; Accession No. 0000871839-07-000078.)

10.04	Agreement dated January 1, 2007, between T. Rowe Price Retirement Plan Services, Inc. and certain of the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS; Accession No. 0000871839-07-000078.)

10.08	Schedule of Non-Employee Director Compensation.

10.19	2007 Non-Employee Director Equity Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0001113169-07-000018.)

10.20	Form of option agreement available for awards issued under the 2007 Non-Employee Director Equity Plan (Incorporated by reference from Form S-8; Accession No. 0000950133-07-001664.)

10.21	Form of restricted stock agreement available for awards issued under the 2007 Non-Employee Director Equity Plan (Incorporated by reference from Form S-8; Accession No. 0000950133-07-001664.)

10.22	Form of restricted stock units agreement available for awards issued under the 2007 Non-Employee Director Equity Plan (Incorporated by reference from Form S-8; Accession No. 0000950133-07-001664.)

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99	Press release issued April 25, 2007 reporting our results of operations for the first quarter of 2007.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 25, 2007.

T. Rowe Price Group, Inc.
/s/ Kenneth V. Moreland
Vice President and Chief Financial Officer