Form 10-Q
period 2007-06-30
PRICE T ROWE GROUP INC
filed 2007-07-25
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
Commission File Number: 000-32191
T. ROWE PRICE GROUP, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-2264646

(State of incorporation)	(IRS Employer Identification No.)
100 East Pratt Street, Baltimore, Maryland 21202
(Address, including Zip Code, of principal executive offices)
(410) 345-2000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (based on the definitions in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☑             Accelerated filer ☐            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, July 23, 2007, is
265,131,331.
The exhibit index is at Item 6 on page 14.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2006	6/30/2007
ASSETS
Cash and cash equivalents	$773.0	$895.2
Accounts receivable and accrued revenue	223.5	248.8
Investments in sponsored mutual funds	554.4	681.0
Debt securities held by savings bank subsidiary	126.2	119.1
Other investments	81.8	98.2
Property and equipment	264.9	298.6
Goodwill and other intangible assets	669.4	669.1
Other assets	72.1	66.5

Total assets	$2,765.3	$3,076.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$77.2	$98.9
Accrued compensation and related costs	67.5	144.0
Income taxes payable	33.9	42.2
Dividends payable	45.1	45.1
Customer deposits at savings bank subsidiary	114.7	108.0

Total liabilities	338.4	438.2

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, undesignated, $.20 par value - authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value — authorized 500,000,000 shares; issued 264,959,903 shares in 2006 and 265,166,058 shares in 2007	53.0	53.0
Additional capital in excess of par value	247.5	237.4
Retained earnings	2,057.1	2,250.8
Accumulated other comprehensive income	69.3	97.1

Total stockholders’ equity	2,426.9	2,638.3

	$2,765.3	$3,076.5

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended		Six months ended
	6/30/2006	6/30/2007	6/30/2006	6/30/2007
Revenues
Investment advisory fees	$369.7	$464.1	$723.6	$889.1
Administrative fees	76.0	86.7	151.2	169.8
Investment income of savings bank subsidiary	1.3	1.5	2.5	3.0

Total revenues	447.0	552.3	877.3	1,061.9
Interest expense on savings bank deposits	1.0	1.2	2.0	2.4

Net revenues	446.0	551.1	875.3	1,059.5

Operating expenses
Compensation and related costs	165.7	197.0	325.7	381.2
Advertising and promotion	21.1	21.9	49.1	53.7
Depreciation and amortization of property and equipment	11.0	14.0	22.1	27.7
Occupancy and facility costs	20.3	22.7	39.9	44.1
Other operating expenses	35.0	44.4	67.1	82.8

	253.1	300.0	503.9	589.5

Net operating income	192.9	251.1	371.4	470.0

Other investment income	23.7	11.7	31.4	23.5
Credit facility expenses	0.2	—	0.3	—

Net non-operating income	23.5	11.7	31.1	23.5

Income before income taxes	216.4	262.8	402.5	493.5
Provision for income taxes	80.7	100.6	150.1	188.4

Net income	$135.7	$162.2	$252.4	$305.1

Earnings per share
Basic	$.51	$.61	$.95	$1.15

Diluted	$.49	$.58	$.91	$1.09

Dividends declared per share	$.14	$.17	$.28	$.34

Weighted average shares
Outstanding	264.8	265.4	264.4	265.5

Outstanding assuming dilution	279.7	280.0	278.8	280.0

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six months ended
	6/30/2006	6/30/2007
Cash flows from operating activities
Net income	$252.4	$305.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	22.1	27.7
Stock-based compensation expense	29.5	36.2
Intangible asset amortization	0.1	0.3
Other changes in assets and liabilities	52.0	52.5

Net cash provided by operating activities	356.1	421.8

Cash flows from investing activities
Investments in sponsored mutual funds	(116.6)	(81.7)
Additions to property and equipment	(45.0)	(58.8)
Other investing activity	(38.3)	(1.5)

Net cash used in investing activities	(199.9)	(142.0)

Cash flows from financing activities
Repurchases of common stock	(125.0)	(99.2)
Stock options exercised	50.0	38.6
Dividends paid to stockholders	(73.9)	(90.3)
Change in savings bank subsidiary deposits	3.6	(6.7)

Net cash used in financing activities	(145.3)	(157.6)

Cash and cash equivalents
Net increase during period	10.9	122.2
At beginning of year	803.6	773.0

At end of period	$814.5	$895.2

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions)

			Additional		Accumulated
	Common		capital in		other	Total
	shares	Common	excess of	Retained	comprehensive	stockholders’
	outstanding	stock	par value	earnings	income	equity
Balances at December 31, 2006	264,959,903	$53.0	$247.5	$2,057.1	$69.3	$2,426.9
Comprehensive income
Net income				305.1
Change in unrealized security holding gains, net of taxes, including $21.6 in the second quarter					27.8
Total comprehensive income						332.9
Common stock-based compensation plans activity
Shares issued upon option exercises	2,325,237	.4	39.2			39.6
Restricted shares issued	28,400	.0	.0			.0
Restricted shares forfeited	(4,000)	.0	.0	.0		.0
Compensation expense			36.2			36.2
Common shares repurchased	(2,143,482)	(.4)	(85.5)	(21.1)		(107.0)
Dividends declared				(90.3)		(90.3)

Balances at June 30, 2007	265,166,058	$53.0	$237.4	$2,250.8	$97.1	$2,638.3

The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — THE COMPANY AND BASIS OF PREPARATION.
T. Rowe Price Group derives its consolidated revenues and net income primarily from investment advisory services that its subsidiaries provide to individual and institutional investors in the sponsored T. Rowe Price mutual funds and other investment portfolios. We also provide our investment advisory clients with related administrative services, including mutual fund transfer agent, accounting and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; discount brokerage; and trust services. While investors that we serve are primarily domiciled in the United States of America, investment advisory clients outside the United States account for 8% of our assets under management at June 30, 2007.
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
NOTE 2 — INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.
Accounts receivable from our sponsored mutual funds for advisory fees and advisory-related administrative services aggregate $122.9 million at December 31, 2006 and $135.0 million at June 30, 2007.
Revenues (in millions) from advisory services provided under agreements with our sponsored mutual funds and other investment clients include:

	Three months ended		Six months ended
	6/30/2006	6/30/2007	6/30/2006	6/30/2007
Sponsored mutual funds in the U.S.
Stock and blended asset	$232.2	$290.6	$455.0	$553.7
Bond and money market	38.0	45.3	74.3	88.0

	270.2	335.9	529.3	641.7
Other portfolios	99.5	128.2	194.3	247.4

Total investment advisory fees	$369.7	$464.1	$723.6	$889.1

The following table summarizes the various investment portfolios and assets under management (in billions) on which advisory fees are earned.

	Average during		Average during
	the second quarter		the first half
	2006	2007	2006	2007
Sponsored mutual funds in the U.S.
Stock and blended asset	$150.4	$191.1	$148.4	$182.9
Bond and money market	34.3	40.9	33.7	40.0

	184.7	232.0	182.1	222.9
Other portfolios	109.4	138.9	106.0	134.4

	$294.1	$370.9	$288.1	$357.3

	12/31/2006	6/30/2007
Sponsored mutual funds in the U.S.
Stock and blended asset	$168.5	$195.7
Bond and money market	38.0	41.6

	206.5	237.3
Other portfolios	128.2	142.5

	$334.7	$379.8

Fees for advisory-related administrative services provided to our sponsored mutual funds during the first half of the year were $117.5 million in 2006 and $134.1 million in 2007. Fees for these services during the second quarter were $59.0 million in 2006 and $68.1 million in 2007.

NOTE 3 — STOCK-BASED COMPENSATION.
The following table summarizes the status of and changes in our stock option grants during the first half of 2007.

		Weighted-
		average
		exercise
	Options	price
Outstanding at beginning of 2007	43,770,758	$25.97
New hire grants	32,000	$47.19
Reload grants	619,443	$49.78
Exercised	(3,802,199)	$19.97
Forfeited or cancelled	(384,200)	$32.26

Outstanding at June 30, 2007	40,235,802	$26.86

Exercisable at June 30, 2007	22,723,682	$21.54

The following table summarizes the status of and changes in our restricted shares and restricted stock units during the first half of 2007.

			Weighted-
		Restricted	average
	Restricted	stock	grant-date
	shares	units	fair value
Nonvested at beginning of 2007	104,500	36,000	$43.01
Granted	28,400	28,600	$48.96
Forfeited	(4,000)	—	$42.80

Nonvested at June 30, 2007	128,900	64,600	$44.77

The following table (in millions) presents the compensation expense to be recognized over the separate vesting periods of the 17,512,120 nonvested options and 193,500 restricted shares and restricted stock units outstanding at June 30, 2007. Estimated future compensation expense will change to reflect future option grants, including reloads; future awards of unrestricted shares, restricted shares, and restricted stock units; changes in estimated forfeitures; and adjustments for actual forfeitures.

Third quarter 2007	$16.0
Fourth quarter 2007	11.9
2008 through 2011	62.1

Total	$90.0

NOTE 4 — INCOME TAXES.
The January 1, 2007 adoption of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, did not affect our financial position. Our liability at the date of adoption for unrecognized tax benefits was $3.0 million. If recognized, this amount would affect our effective tax rate; however, we do not expect that these unrecognized tax benefits will significantly change this year. Our United States federal tax obligations have been settled through the year 2000. Our accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as part of our provision for income taxes. Net interest recoverable of $1.8 million was accrued as of the date of adoption.
NOTE 5 — COMMON SHARE REPURCHASES AND INVESTMENT TRANSACTIONS.
At June 30, 2007, accounts payable and accrued expenses includes $17.8 million representing the unsettled liability for securities transactions, including $7.8 million for our common stock repurchases and $10.0 million for investments in U.S. Treasury Notes that subsequently settled the first week of July.
During the first five business days of July 2007, we repurchased 250,000 common shares for $13.3 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:
We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of June 30, 2007, the related condensed consolidated statements of income for the three- and six- month periods ended June 30, 2006 and 2007, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2007, and the related condensed consolidated statement of stockholders’ equity for the six-month period ended June 30, 2007. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
July 24, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL.
Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our sponsored mutual funds and other managed investment portfolios. Investment advisory clients outside the United States account for 8% of our assets under management at June 30, 2007.
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
The equity markets in the United States began 2007 on an upward trend that started in August 2006 when the Federal Reserve discontinued its series of interest rate increases. In February, weak economic data and a sharp decline in the values of Chinese equities turned 2007’s early market gains to losses. The financial markets then rebounded slightly before falling off again at the end of March. April and May brought a market resurgence with the S&P 500 Index recording a new high. Stocks peaked the first week of June and then, similar to the first quarter experience, fell back slightly to end the second quarter.
Inflation concerns arising from strong economic growth around the world along with uncertainties in the U.S. economy — including high energy costs, the housing market downturn, sub-prime mortgage defaults, and large hedge fund losses — led investors to be more cautious about near-term financial market prospects. Several foreign central banks raised their policy rates during the second quarter and expectations of a near-term easing of the Federal Reserve’s monetary policy diminished. In spite of these financial market conditions, U.S. equities produced strong returns for the second quarter, including 7.5% (excluding dividends) for the NASDAQ and 6.3% for the S&P 500. These second quarter results lifted comparable returns for these indexes for the first six months of 2007 to 7.8% and 7.0%, respectively.
Emerging markets led the world financial markets higher in the second quarter. China, India and Brazil were notably strong while Japan underperformed. Aided by rising commodity prices, natural resource-rich Latin America was the best-performing region for the quarter. On a broad basis, the MSCI EAFE (Europe, Australasia and Far East) Index returned 6.7% for the second quarter and 11.1% for the first six months of 2007.
The yield for 10-year U.S. Treasuries was 5.03% at the end of the second quarter of 2007, up from 4.71% at the end of 2006 and 4.65% at March 31, 2007. The yield curve normalized somewhat from its inverted position at the end of March, with the six-month and one-year maturities at June 30 yielding 10 and 12 basis points less, respectively, than the 10-year Treasuries. The Federal Reserve target federal funds rate of 5.25% has remained unchanged since June 2006.
In this financial environment, total assets under our management ended the second quarter of 2007 at a record $379.8 billion, up 8.5% or $29.9 billion during the quarter, and $45.1 billion or 13.5% for the first half of 2007. Our strong relative investment performance and brand awareness contributed significantly to investors entrusting net inflows of more than $7.9 billion during the second quarter and $17.5 billion year-to-date in 2007. Higher market valuations and income added $22.0 billion during the quarter and $27.6 billion in the first six months of 2007. Assets under management have increased across each of our four distribution channels, with the largest increase sourced from third-party financial intermediaries.
Assets under management at June 30, 2007, include $307.2 billion in equity and blended asset investment portfolios and $72.6 billion in fixed income investment portfolios. The underlying investment portfolios consist of $237.3 billion in the T. Rowe Price mutual funds distributed in the United States and $142.5 billion in other investment portfolios that we manage, including separately managed accounts, sub-advised funds, and other sponsored investment funds offered to investors outside the U.S. and through variable annuity life insurance plans.
RESULTS OF OPERATIONS – Three months ended June 30, 2007 versus 2006.
Investment advisory revenues were up more than 25%, or $94.4 million, to $464.1 million because average assets under our management increased $76.8 billion to $370.9 billion. The average fee rate earned on our assets under management was 50.2 basis points in the 2007 quarter, virtually unchanged from the 50.3 basis points earned during the year 2006. Assets under our management are $379.8 billion at June 30, 2007, up 2.4% from the average during the 2007 second quarter.
Net revenues increased about 24%, or $105.1 million, to $551.1 million. Operating expenses were $300.0 million in the second quarter of 2007, up $46.9 million from the 2006 second quarter. Overall, net operating income for the second quarter of 2007 increased $58.2 million, or 30%, to $251.1 million.
Net income increased $26.5 million, or 19.5%, to $162.2 million for the 2007 quarter, boosting diluted earnings per share 18% from $.49 to $.58.

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States increased 24%, or $65.7 million, to $335.9 million. Average mutual fund assets were $232.0 billion in the second quarter of 2007, an increase of nearly 26% over the comparable 2006 quarterly average. Mutual fund assets at June 30, 2007 were $237.3 billion, up $18.5 billion during the second quarter of 2007.
Net inflows to the mutual funds were more than $4.5 billion during the second quarter of 2007, including $2.3 billion that originated in our target-date Retirement Funds. Our U.S. stock and blended asset funds had net inflows of $2.5 billion, our bond and money funds added $1.4 billion, and our international and global stock funds added $.6 billion. The Growth Stock Fund added $1.3 billion of net investments while the New Income, Overseas Stock, Equity Index 500, Capital Appreciation, and Value funds combined to account for net inflows of $2.6 billion. Each of these funds added more than $375 million. Higher market valuations and income increased fund assets by $14.0 billion.
Investment advisory revenues earned on the other investment portfolios that we manage increased $28.7 million, or 29%, to $128.2 million. Average assets in these portfolios were $138.9 billion in the second quarter of 2007, up 27% from the comparable 2006 quarterly average. Quarter-end assets totaled $142.5 billion, an increase of $11.4 billion during the second quarter of 2007. Net inflows, primarily from U.S. and international institutional investors, were $3.4 billion and market gains and income added $8.0 billion.
Administrative fees increased $10.7 million to $86.7 million. The change in these revenues includes $2.7 million from 12b-1 distribution fees received on greater assets under management in the Advisor and R classes of our sponsored mutual fund shares. The balance of the increase is primarily attributable to our mutual fund servicing activities and defined contribution plan recordkeeping services for the mutual funds and their investors. Changes in administrative fees are generally offset by similar changes in related operating expenses that are incurred to distribute the Advisor and R class fund shares through third party financial intermediaries and to provide services to the funds and their investors.
Our largest expense, compensation and related costs, increased $31.3 million or 19% from the comparable 2006 quarter. The largest part of the increase is attributable to an $11.7 million increase to our interim bonus compensation accrual, which is based on projected operating results for 2007 that consider our strong relative and risk-adjusted investment performance, our growth in assets under management including new investor inflows, and the high quality of our investor services. The 2007 quarterly results also include an increase of $8.8 million in salaries that result from an increase in our average staff size by more than 8% coupled with an increase of our associates’ base salaries at the start of the year. At June 30, 2007, we employed 4,887 associates, up 6.1% from the beginning of 2007, primarily to handle increased volume-related activities and other growth. Other employee benefits and employment expenses, including $4.7 million of higher stock-based compensation, account for the remainder of the increase in our compensation and related costs in the 2007 quarter.
Occupancy and facility costs together with depreciation expense increased $5.4 million. Our operating costs for technology and other equipment, maintenance and other rented facility costs have increased along with our staff size and business needs.
Other operating expenses were up $9.4 million, including $2.7 million of higher distribution expenses recognized on greater assets under management sourced from financial intermediaries that distribute our Advisor and R classes of mutual fund shares. These distribution costs are offset by an equal increase in our administrative revenues recognized from the 12b-1 fees discussed above. Additionally, consulting and professional fees, travel and other costs have risen this year to meet increased business demands.
Our net non-operating income, which includes interest income as well as the recognition of investment gains and losses, decreased $11.8 million to $11.7 million. In the 2006 period, we realized a gain of $11.5 million upon the liquidation of a sponsored collateralized bond obligation.
The second quarter 2007 provision for income taxes as a percentage of pretax income has been recognized using a rate of 38.3% in order that the provision for the first half of 2007 reflect a 38.2% rate. This new estimate of our 2007 annual effective rate is down slightly from the 38.3% rate for the year 2006.
RESULTS OF OPERATIONS – Six months ended June 30, 2007 versus 2006.
Investment advisory revenues were up 23%, or $165.5 million, to $889.1 million because average assets under our management increased $69.2 billion to $357.3 billion. The average fee rate earned on our assets under management was 50.2 basis points in the first half of 2007, virtually unchanged from the 50.3 basis points earned during the year 2006.

Net revenues increased 21%, or $184.2 million, to nearly $1.1 billion. Operating expenses were $589.5 million in the first half of 2007, up 17% or $85.6 million from the 2006 period. Overall, net operating income for the first half of 2007 increased $98.6 million, or 26.5%, to $470.0 million. Our operating margin was 44.4%, up from 43.4% for the 2006 year. Net income increased $52.7 million, or 21%, to $305.1 million for the first six months, boosting diluted earnings per share up 20% from $.91 to $1.09.
Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States increased 21%, or $112.4 million, to $641.7 million. Average mutual fund assets were $222.9 billion in the first half of 2007, an increase of more than 22% over the average for the 2006 period. Mutual fund assets increased $30.8 billion during the first half of 2007.
Net inflows to the mutual funds were $12.9 billion during the first half of 2007, including $5.1 billion that originated in our target-date Retirement Funds. Our U.S. stock and blended asset funds had net inflows of $8.1 billion, our bond funds added $2.5 billion, our international and global stock funds added $1.7 billion, and our money market funds added $.6 billion. The Growth Stock Fund added $3.7 billion of net investments while the New Income, Value, Overseas Stock, Equity Index 500, and Capital Appreciation funds combined to account for net inflows of $5.2 billion. Each of these funds added more than $900 million. Higher market valuations and income increased fund assets by $17.9 billion.
Investment advisory revenues earned on the other investment portfolios that we manage increased $53.1 million, or 27%, to $247.4 million. Average assets in these portfolios were $134.4 billion the first half of 2007, up 27% from the average in the comparable 2006 period. Assets increased $14.3 billion during the first half, including $4.6 billion of net inflows, primarily from U.S. and international institutional investors, and $9.7 billion from market gains and income.
Administrative fees increased $18.6 million to $169.8 million. The change in these revenues includes $4.6 million from 12b-1 distribution fees received on greater assets under management in the Advisor and R classes of our sponsored mutual fund shares. The balance of the increase is primarily attributable to our mutual fund servicing activities and defined contribution plan recordkeeping services for the mutual funds and their investors.
Our largest expense, compensation and related costs, increased $55.5 million or 17% over the comparable 2006 period. The largest part of the increase is attributable to a $19.7 million increase to our interim bonus compensation accrual and an increase of $17.5 million in salaries. Our average number of associates has increased 7.6% from the comparable 2006 period. Other employee benefits and employment expenses, including $6.7 million of higher stock-based compensation, account for the remainder of the increase in our compensation and related costs.
Advertising and promotion expenditures increased $4.6 million in response to investor interest. We expect our advertising and promotion expenditures to be up 12-15% for the third quarter and full year versus spending in the comparable 2006 periods.
Occupancy and facility costs together with depreciation expense increased $9.8 million. Our operating costs for technology and other equipment, maintenance and other rented facility costs have increased along with our staff size and business needs.
Other operating expenses were up $15.7 million, including $4.6 million of higher distribution expenses recognized on greater assets under management sourced from financial intermediaries that distribute our Advisor and R classes of mutual fund shares. Additionally, consulting and professional fees, travel and other costs have risen this year to meet increased business demands.
Our net non-operating income, which includes interest income as well as the recognition of investment gains and losses, decreased $7.6 million. While larger investments in U.S. Treasuries as well as greater holdings in our sponsored money market and other mutual funds have increased our investment income, the 2006 period included a gain of $11.5 million upon the liquidation of a sponsored collateralized bond obligation that did not recur.
CAPITAL RESOURCES AND LIQUIDITY.
Operating activities during the first half of 2007 provided cash flows of $421.8 million, up $65.7 million from the 2006 period, including increased net income of $52.7 million, and increases in non-cash expenses of $5.8 million for depreciation and amortization and $6.7 million of stock-based compensation expense.
Net cash used in investing activities totaled $142.0 million, down $57.9 million from the 2006 period. We made greater investments in mutual funds and other holdings of $71.7 million in the 2006 period while capital spending for property and equipment was increased $13.8 million in the 2007 period. Our anticipated capital expenditures for property and equipment in 2007 are expected to be about $145 million, down from the estimate of $170 million made in our 2006 annual report, but up $50 million from 2006.
Net cash used in financing activities was $157.6 million in the 2007 first half, up $12.3 million from the comparable 2006 period. During the 2007 period, we expended $25.8 million less for common stock repurchases but received $11.4 million less in proceeds from option exercises. Dividends paid increased $16.4 million. Changes in savings bank deposit activity resulted in a $10.3 million increase in cash used.

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
Item 4. Controls and Procedures.
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of June 30, 2007, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q report, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the second quarter of 2007, and has concluded that there was no change during the second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
In September 2003, a purported class action (T.K. Parthasarathy, et al., including Woodbury, v. T. Rowe Price International Funds, Inc., et al.) was filed in the Circuit Court, Third Judicial Circuit, Madison County, Illinois, against T. Rowe Price International and the T. Rowe Price International Funds with respect to the T. Rowe Price International Stock Fund. The basic allegations in the case were that the T. Rowe Price defendants did not make appropriate price adjustments to the foreign securities owned by the T. Rowe Price International Stock Fund prior to calculating the Fund’s daily share prices, thereby allegedly enabling market timing traders to trade the Fund’s shares in such a way as to disadvantage long-term investors. Following three years of procedural litigation in State and Federal courts, the case has been remanded to the State Court. As a result of the Supreme Court’s ruling in the Dabit case holding that actions such as this one are barred by a federal preemption statute and may not be maintained as class actions under state law, it seems clear that, substantively, class actions such as this one may not be maintained in either federal court or state court. In the opinion of management, after consultation with counsel, the likelihood of an adverse determination in this matter that would have a material adverse effect on our financial position or results of operations is remote.
Item 1A. Risk Factors.
There has been no material change in the information provided in Item 1A of our Form 10-K Annual Report for 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)	Repurchase activity during the second quarter of 2007 conducted pursuant to the Board of Directors’ 2003 and 2007 authorizations follows.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
2007	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Month	Shares Purchased	per Share	Announced Programs	the Programs
April	150,000	$48.50	150,000	18,087,386
May	500,000	49.77	500,000	17,587,386
June	940,000	52.00	940,000	16,647,386

Total	1,590,000	$50.97	1,590,000

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

Item 5. Other Information.
On July 25, 2007, we issued a press release reporting our results of operations for the second quarter and first six months of 2007. A copy of this press release is furnished herewith as Exhibit 99. The information in this Item 5 and in Exhibit 99 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.
Item 6. Exhibits.
The following exhibits required by Item 601 of Regulation S-K are furnished herewith.
3(i)	Amended and Restated Charter of T. Rowe Price Group, Inc. as of March 9, 2001. (Incorporated by reference from Form 10-K for 2000; Accession No. 0001113169-01-000003.)

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of December 12, 2002. (Incorporated by reference from Form 10-K for 2002; Accession No. 0000950133-03-000699.)

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99	Press release issued July 25, 2007 reporting our results of operations for the second quarter and first six months of 2007.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 25, 2007.
T. Rowe Price Group, Inc.

by: /s/ Kenneth V. Moreland
Vice President and Chief Financial Officer