Form 10-Q
period 2007-09-30
PRICE T ROWE GROUP INC
filed 2007-10-23
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
Commission File Number: 000-32191
T. ROWE PRICE GROUP, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-2264646

(State of incorporation)	(IRS Employer Identification No.)
100 East Pratt Street, Baltimore, Maryland 21202
(Address, including Zip Code, of principal executive offices)
(410) 345-2000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. ☑Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (based on the definitions in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☑ No
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, October 21, 2007, is 264,054,277.
The exhibit index is at Item 6 on page 13.

PART I- FINANCIAL INFORMATION
Item 1. Financial Statements.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2006	9/30/2007
ASSETS
Cash and cash equivalents	$773.0	$847.7
Accounts receivable and accrued revenue	223.5	253.0
Investments in sponsored mutual funds	554.4	780.1
Debt securities held by savings bank subsidiary	126.2	120.5
Other investments	81.8	100.1
Property and equipment	264.9	331.4
Goodwill and other intangible assets	669.4	668.9
Other assets	72.1	46.5

Total assets	$2,765.3	$3,148.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$77.2	$85.6
Accrued compensation and related costs	67.5	214.5
Income taxes payable	33.9	19.9
Dividends payable	45.1	44.8
Customer deposits at savings bank subsidiary	114.7	108.9

Total liabilities	338.4	473.7

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, undesignated, $.20 par value - authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value - authorized 500,000,000 shares; issued 264,959,903 shares in 2006 and 263,909,513 shares in 2007	53.0	52.8
Additional capital in excess of par value	247.5	262.7
Retained earnings	2,057.1	2,248.4
Accumulated other comprehensive income	69.3	110.6

Total stockholders’ equity	2,426.9	2,674.5

	$2,765.3	$3,148.2

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended		Nine months ended
	9/30/2006	9/30/2007	9/30/2006	9/30/2007
Revenues
Investment advisory fees	$375.2	$483.4	$1,098.8	$1,372.5
Administrative fees	75.1	87.4	226.3	257.2
Investment income of savings bank subsidiary	1.4	1.4	3.9	4.4

Total revenues	451.7	572.2	1,329.0	1,634.1
Interest expense on savings bank deposits	1.1	1.2	3.1	3.6

Net revenues	450.6	571.0	1,325.9	1,630.5

Operating expenses
Compensation and related costs	168.8	208.8	494.5	590.0
Advertising and promotion	17.4	18.4	66.5	72.1
Depreciation and amortization of property and equipment	11.0	12.0	33.1	39.7
Occupancy and facility costs	20.8	24.8	60.7	68.9
Other operating expenses	32.0	43.2	99.1	126.0

	250.0	307.2	753.9	896.7

Net operating income	200.6	263.8	572.0	733.8

Other investment income	17.0	17.9	48.4	41.4
Credit facility expenses	—	—	0.3	—

Net non-operating income	17.0	17.9	48.1	41.4

Income before income taxes	217.6	281.7	620.1	775.2
Provision for income taxes	89.3	106.9	239.4	295.3

Net income	$128.3	$174.8	$380.7	$479.9

Earnings per share
Basic	$.49	$.66	$1.44	$1.81

Diluted	$.46	$.63	$1.37	$1.72

Dividends declared per share	$.14	$.17	$.42	$.51

Weighted average shares
Outstanding	262.3	264.2	263.7	265.1

Outstanding assuming dilution	277.6	278.2	278.4	279.4

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
(in millions)

	Nine months ended
	9/30/2006	9/30/2007
Cash flows from operating activities
Net income	$380.7	$479.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	33.1	39.7
Stock-based compensation expense	45.1	56.9
Intangible asset amortization	0.2	0.5
Other changes in assets and liabilities	65.2	110.2

Net cash provided by operating activities	524.3	687.2

Cash flows from investing activities
Investments in sponsored mutual funds	(136.3)	(162.0)
Additions to property and equipment	(69.1)	(102.8)
Other investments made	(53.1)	(20.8)
Other investing activity	3.7	11.1

Net cash used in investing activities	(254.8)	(274.5)

Cash flows from financing activities
Repurchases of common stock	(171.0)	(256.0)
Stock options exercised	77.5	59.2
Dividends paid to stockholders	(110.8)	(135.4)
Change in savings bank subsidiary deposits	7.4	(5.8)

Net cash used in financing activities	(196.9)	(338.0)

Cash and cash equivalents
Net increase during period	72.6	74.7
At beginning of year	803.6	773.0

At end of period	$876.2	$847.7

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(dollars in millions)

			Additional		Accumulated
	Common		capital in		other	Total
	shares	Common	excess of	Retained	comprehensive	stockholders’
	outstanding	stock	par value	earnings	income	equity
Balances at December 31, 2006	264,959,903	$53.0	$247.5	$2,057.1	$69.3	$2,426.9
Comprehensive income
Net income				479.9
Change in unrealized security holding gains, net of taxes, including $13.5 in the third quarter					41.3
Total comprehensive income						521.2
Common stock-based compensation plans activity
Shares issued upon option exercises	3,746,293	.7	59.9			60.6
Restricted shares issued	278,550	.1	(.1)			—
Restricted shares forfeited	(5,000)	.0	.0	.0		.0
Compensation expense			56.9			56.9
Common shares repurchased	(5,070,233)	(1.0)	(101.5)	(153.5)		(256.0)
Dividends declared				(135.1)		(135.1)

Balances at September 30, 2007	263,909,513	$52.8	$262.7	$2,248.4	$110.6	$2,674.5

The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — THE COMPANY AND BASIS OF PREPARATION.
T. Rowe Price Group derives its consolidated revenues and net income primarily from investment advisory services that its subsidiaries provide to individual and institutional investors in the sponsored T. Rowe Price mutual funds and other investment portfolios. We also provide our investment advisory clients with related administrative services, including mutual fund transfer agent, accounting and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; discount brokerage; and trust services. While investors that we serve are primarily domiciled in the United States of America, investment advisory clients outside the United States account for more than 8% of our assets under management at September 30, 2007.
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
NOTE 2 — INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.
Accounts receivable from our sponsored mutual funds for advisory fees and advisory-related administrative services aggregate $122.9 million at December 31, 2006 and $136.6 million at September 30, 2007.
Revenues (in millions) from advisory services provided under agreements with our sponsored mutual funds and other investment clients include:

	Three months ended		Nine months ended
	9/30/2006	9/30/2007	9/30/2006	9/30/2007
Sponsored mutual funds in the U.S.
Stock and blended asset	$231.0	$301.0	$686.0	$854.8
Bond and money market	39.8	47.3	114.1	135.2

	270.8	348.3	800.1	990.0
Other portfolios	104.4	135.1	298.7	382.5

Total investment advisory fees	$375.2	$483.4	$1,098.8	$1,372.5

The following table summarizes the various investment portfolios and assets under management (in billions) on which advisory fees are earned.

	Average during		Average during
	the third quarter		the first nine months
	2006	2007	2006	2007
Sponsored mutual funds in the U.S.
Stock and blended asset	$149.0	$195.4	$148.6	$187.1
Bond and money market	35.4	42.5	34.3	40.8

	184.4	237.9	182.9	227.9
Other portfolios	113.5	144.0	108.5	137.6

	$297.9	$381.9	$291.4	$365.5

			12/31/2006	9/30/2007

Sponsored mutual funds in the U.S.
Stock and blended asset			$168.5	$202.9
Bond and money market			38.0	43.4

			206.5	246.3
Other portfolios			128.2	150.5

			$334.7	$396.8

Fees for advisory-related administrative services provided to our sponsored mutual funds during the first nine months of the year were $177.1 million in 2006 and $203.3 million in 2007. Fees for these services during the third quarter were $59.7 million in 2006 and $69.3 million in 2007.

NOTE 3 — STOCK-BASED COMPENSATION.
The following table summarizes the status of and changes in our stock option grants during the first nine months of 2007.

		Weighted-
		average
		exercise
	Options	price
Outstanding at beginning of 2007	43,770,758	$25.97
Annual grants	5,202,000	$50.02
New hire grants	82,000	$50.21
Reload grants	1,021,397	$51.12
Exercised	(6,056,068)	$19.10
Forfeited	(507,800)	$32.40

Outstanding at September 30, 2007	43,512,287	$30.36

Exercisable at September 30, 2007	22,128,967	$22.08

The following table summarizes the status of and changes in our restricted shares and restricted stock units during the first nine months of 2007.

			Weighted-
		Restricted	average
	Restricted	stock	grant-date
	shares	units	fair value
Nonvested at beginning of 2007	104,500	36,000	$43.01
Granted	278,550	129,661	$50.17
Vested	—	(11)	$53.55
Forfeited	(5,000)	—	$43.48

Nonvested at September 30, 2007	378,050	165,650	$48.38

The following table (in millions) presents the compensation expense to be recognized over the separate vesting periods of the 21,383,320 nonvested options and 543,700 restricted shares and restricted stock units outstanding at September 30, 2007. Estimated future compensation expense will change to reflect future option grants, including reloads; future awards of unrestricted shares, restricted shares, and restricted stock units; changes in estimated forfeitures; and adjustments for actual forfeitures.

Fourth quarter 2007	$20.5
First quarter 2008	17.6
Second quarter 2008	17.5
Third quarter 2008	17.0
Fourth quarter 2008	12.6
2009 through 2012	67.3

Total	$152.5

NOTE 4 – INCOME TAXES.
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
We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of September 30, 2007, the related condensed consolidated statements of income for the three- and nine- month periods ended September 30, 2006 and 2007, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2007, and the related condensed consolidated statement of stockholders’ equity for the nine-month period ended September 30, 2007. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
October 22, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL.
Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our sponsored mutual funds and other managed investment portfolios. Investment advisory clients outside the United States account for more than 8% of our assets under management at September 30, 2007.
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
The equity markets in the United States entered 2007 on an upward trend that began in August 2006 when the Federal Reserve discontinued its series of interest rate increases. In February, weak economic data and a sharp decline in the values of Chinese equities turned 2007’s early market gains to losses. The financial markets then rebounded slightly before falling off again at the end of March. April and May brought a market resurgence with the S&P 500 Index recording a new high. Stocks peaked the first week of June and then, similar to the first quarter experience, fell back slightly to end the second quarter. The markets again reached new all-time highs in mid-July, then fell sharply through mid-August amid concerns that increasing mortgage defaults and delinquencies, tighter lending conditions, and severely constricted liquidity in the asset-backed commercial paper market would lead to a significant economic slowdown. Stocks rebounded strongly, however, after the Federal Reserve reduced short-term interest rates in September and signaled its continuing readiness to inject additional reserves into the U.S. banking system to boost liquidity and dampen the impact of market disruptions on the economy. In this environment, U.S. equities produced moderate returns for the third quarter, including nearly 3.8% (excluding dividends) for the NASDAQ and 2.0% for the S&P 500. Comparable returns for these indexes for the first nine months of 2007 were 11.8% and 9.1%, respectively.
Stocks in developed markets outside the United States fared better than their U.S. counterparts, as a significantly weaker dollar increased the dollar valuations of foreign equities. European markets produced moderate gains, while Japanese shares were flat. Led by Asian stocks, emerging markets substantially outperformed other foreign equities in the third quarter. The MSCI Emerging Markets Index returned 14.5% during the quarter, and for the year-to-date period has posted gains of 34.8%. The MSCI EAFE Index, which measures the performance of mostly large-cap stocks in Europe, Australasia, and the Far East, returned 2.2% during the third quarter and 13.6% for the first nine months of 2007.
The yield on 10-year U.S. Treasuries was 4.59% at the end of the third quarter of 2007, down from 4.71% at the end of 2006 and 5.03% at June 30, 2007. Amidst the financial market disruptions of the third quarter, the Federal Reserve reduced its target federal funds rate, which banks use as a benchmark for their prime lending rates, from 5.25% to 4.75% in mid-September. This 50 basis point reduction in the target rate was greater than generally expected and the first rate cut since June 2003. In these circumstances, U.S. Treasury bonds produced strong returns for the third quarter, as investors sought a safe haven away from equity market volatility in high quality fixed-income securities.
In this financial environment, total assets under our management ended the third quarter of 2007 at a record $396.8 billion, up $17.0 billion or 4.5% during the quarter, and $62.1 billion or 18.6% for the first nine months of 2007. Our strong relative investment performance and brand awareness contributed significantly to investors entrusting net inflows of $7.2 billion during the third quarter and $24.8 billion year-to-date in 2007. Higher market valuations and income added nearly $9.8 billion during the quarter and $37.3 billion in the first nine months of 2007. Assets under management have increased across each of our four distribution channels, with the largest increase sourced from third-party financial intermediaries.
Assets under management at September 30, 2007, include $321.2 billion in equity and blended asset investment portfolios and $75.6 billion in fixed income investment portfolios. The underlying investment portfolios consist of $246.3 billion in the T. Rowe Price mutual funds distributed in the United States and $150.5 billion in other investment portfolios that we manage, including separately managed accounts, sub-advised funds, and other sponsored investment funds offered to investors outside the U.S. and through variable annuity life insurance plans.
RESULTS OF OPERATIONS – Three months ended September 30, 2007 versus 2006.
Investment advisory revenues were up nearly 29%, or $108.2 million, to $483.4 million as average assets under our management increased $84.0 billion to $381.9 billion. The average annualized fee rate earned on our assets under management was 50.2 basis points in the 2007 quarter, virtually unchanged from the 50.3 basis points earned during the year 2006. Assets under our management are $396.8 billion at September 30, 2007, up nearly 4.0% from the average during the 2007 third quarter.
Net revenues increased nearly 27%, or $120.4 million, to $571.0 million. Operating expenses were $307.2 million in the third quarter of 2007, up $57.2 million from the 2006 third quarter. Overall, net operating income for the third quarter of 2007 increased $63.2 million, or 31.5%, to $263.8 million.
Net income increased $46.5 million, or 36%, to $174.8 million for the 2007 quarter, boosting diluted earnings per share 37% from $.46 to $.63.

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States increased nearly 29%, or $77.5 million, to $348.3 million. Average mutual fund assets were $237.9 billion in the third quarter of 2007, an increase of 29% over the comparable 2006 quarterly average. Mutual fund assets at September 30, 2007 were $246.3 billion, up $9.0 billion during the third quarter of 2007.
Net inflows to the mutual funds were $3.7 billion during the third quarter of 2007, including $2.2 billion that originated in our target-date Retirement Funds. Our international and global stock funds had net inflows of $1.4 billion, our U.S. stock and blended asset funds added $1.2 billion, and our bond and money funds added $1.1 billion. During the 2007 quarter, net investments were distributed across several funds, including $.7 billion into the New Asia Fund, $.6 billion to the New Income Fund, and $.5 billion to each of the Growth Stock, Blue Chip Growth and Equity Index 500 funds. Higher market valuations and income increased fund assets by $5.3 billion during the 2007 quarter.
Investment advisory revenues earned on the other investment portfolios that we manage increased $30.7 million, or 29%, to $135.1 million. Average assets in these portfolios were $144.0 billion in the third quarter of 2007, up 27% from the comparable 2006 quarterly average. Quarter-end assets totaled $150.5 billion, an increase of $8.0 billion during the third quarter of 2007. Net inflows, primarily from third-party financial intermediaries and U.S. and international institutional investors, were $3.5 billion and market gains and income added nearly $4.5 billion.
Administrative fees increased $12.3 million to $87.4 million. The change in these revenues includes $3.1 million from 12b-1 distribution fees recognized on greater assets under management in the Advisor and R classes of our sponsored mutual fund shares. The balance of the increase is primarily attributable to our mutual fund servicing activities and defined contribution plan recordkeeping services for the mutual funds and their investors. Changes in administrative fees are generally offset by similar changes in related operating expenses that are incurred to distribute the Advisor and R class fund shares through third party financial intermediaries and to provide services to the funds and their investors.
Our largest expense, compensation and related costs, increased $40.0 million, or almost 24%, from the comparable 2006 quarter. The largest part of the increase is attributable to a $15.1 million increase to our interim bonus compensation accrual, which is based on projected operating results for 2007 that consider our strong relative and risk-adjusted investment performance, our growth in assets under management including net investor inflows, and the high quality of our investor services. The 2007 quarterly results also include an increase of nearly $9.8 million in salary expense from the 2006 quarter, which results from an increase in our average staff size of 9.7% coupled with an increase of our associates’ base salaries at the beginning of the year. At September 30, 2007, we employed 4,984 associates, up 8.2% from the beginning of 2007, primarily to handle increased volume-related activities and other growth. Other employee benefits and employment expenses, including $5.1 million of higher, non-cash stock-based compensation, account for the remainder of the increase in our compensation and related costs in the 2007 quarter.
Occupancy and facility costs together with depreciation expense increased $5.0 million. Our operating costs for technology and other equipment, maintenance and other leased facility costs have increased along with our staff size and business needs.
Other operating expenses were up $11.2 million, including $3.1 million of higher distribution expenses recognized on greater assets under management sourced from financial intermediaries that distribute our Advisor and R classes of mutual fund shares. These distribution costs are offset by an equal increase in our administrative revenues recognized from the 12b-1 fees discussed above. Additionally, consulting and professional fees, information services, travel, and other costs have risen this year to meet increased business demands.
The third quarter 2007 provision for income taxes as a percentage of pretax income has been recognized using a rate of 37.9% in order that the provision for the first nine months of 2007 reflects a 38.1% rate. This new estimate of our 2007 effective rate is down slightly from the 38.3% rate for the year 2006. We currently estimate that our 2008 effective tax rate will be in the range experienced in 2006 — 2007.
RESULTS OF OPERATIONS – Nine months ended September 30, 2007 versus 2006.
Investment advisory revenues were up 25%, or $273.7 million, to almost $1.4 billion as average assets under our management increased $74.1 billion to $365.5 billion. The average annualized fee rate earned on our assets under management was 50.2 basis points during the first nine months of 2007, virtually unchanged from the 50.3 basis points earned during the year 2006.

Net revenues increased 23%, or $304.6 million, to more than $1.6 billion. Operating expenses were $896.7 million in the first nine months of 2007, up 19% or $142.8 million from the 2006 period. Overall, net operating income for the first nine months of 2007 increased $161.8 million, or 28%, to $733.8 million. Our operating margin was 45.0% for the first nine months of 2007, up from 43.4% for the year 2006. Net income increased $99.2 million, or 26%, to $479.9 million for the first nine months, boosting diluted earnings per share more than 25% from $1.37 to $1.72.
Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States increased nearly 24%, or $189.9 million, to nearly $1 billion. Average mutual fund assets were $227.9 billion in the first nine months of 2007, an increase of nearly 25% over the average for the 2006 period. Mutual fund assets increased $39.8 billion during the first nine months of 2007.
Net inflows to the mutual funds were $16.6 billion during the first nine months of 2007, including $7.3 billion that originated in our target-date Retirement Funds. Our U.S. stock and blended asset funds had net inflows of $9.3 billion, our bond funds added $3.3 billion, our international and global stock funds added $3.1 billion, and our money market funds added $.9 billion. The Growth Stock Fund added $4.2 billion of net investments while the New Income, Equity Index 500, Value, Overseas Stock, New Asia, Blue Chip Growth and Capital Appreciation funds each added at least $1 billion and together accounted for net inflows of $9.1 billion. Higher market valuations and income increased fund assets by $23.2 billion.
Investment advisory revenues earned on the other investment portfolios that we manage increased $83.8 million, or 28%, to $382.5 million. Average assets in these portfolios were $137.6 billion over the first nine months of 2007, up almost 27% from the average in the comparable 2006 period. Other investment portfolio assets increased $22.3 billion during the first nine months, including $8.2 billion of net inflows from U.S. and international institutional investors and third-party financial intermediaries, and $14.1 billion from market gains and income.
Administrative fees increased $30.9 million to $257.2 million. The change in these revenues includes $7.7 million from 12b-1 distribution fees recognized on greater assets under management in the Advisor and R classes of our sponsored mutual fund shares. The balance of the increase is primarily attributable to our mutual fund servicing activities and defined contribution plan recordkeeping services for the mutual funds and their investors.
Our largest expense, compensation and related costs, increased $95.5 million, or 19%, over the comparable 2006 period. The largest part of the increase is attributable to a $34.8 million increase to our interim bonus compensation accrual and an increase of $27.3 million in salaries. Our average number of associates has increased 8.3% from the comparable 2006 period. Other employee benefits and employment expenses, including $11.7 million of higher, non-cash stock-based compensation, account for the remainder of the increase in our compensation and related costs.
Advertising and promotion expenditures increased $5.6 million on a comparable year-to-date basis in response to investor interest. We expect our fourth quarter 2007 advertising and promotion expenditures to be up about $8 million from the comparable 2006 quarter.
Occupancy and facility costs together with depreciation expense increased $14.8 million. Our operating costs for technology and other equipment, maintenance and other leased facility costs have increased along with our staff size and business needs.
Other operating expenses were up $26.9 million, or 27%, including $7.7 million of higher distribution expenses recognized on greater assets under management sourced from financial intermediaries that distribute our Advisor and R classes of mutual fund shares. Additionally, consulting and professional fees, information services, travel, and other costs have risen this year to meet increased business demands.
Our net non-operating income, which includes interest income as well as the recognition of investment gains and losses, decreased $6.7 million. While larger investments in U.S. Treasuries as well as greater holdings in our sponsored money market and other mutual funds have increased our investment income, the 2006 period included a gain of $12.2 million upon the liquidation of a sponsored collateralized bond obligation that did not recur.
CAPITAL RESOURCES AND LIQUIDITY.
Operating activities during the first nine months of 2007 provided cash flows of $687.2 million, up $162.9 million from the 2006 period, including increased net income of $99.2 million, and increases in non-cash expenses of $18.7 million for depreciation, amortization and stock-based compensation. Timing differences in the cash settlements of our assets and liabilities increased our cash flow by $45.0 million versus the 2006 period. The larger interim accrual for our annual bonus, which is generally paid in December, accounts for $34.8 million of this increase.
Net cash used in investing activities totaled $274.5 million, up $19.7 million from the 2006 period. Our capital spending for property and equipment increased $33.7 million in the 2007 period. Our anticipated capital expenditures for property and equipment in 2007 are expected to be about $150 million, down from the estimate of $170 million made in our 2006 annual report, but up $55 million from 2006. Our preliminary estimates include capital expenditures of about $190 million in 2008.
Net cash used in financing activities was $338.0 million in the first nine months of 2007, up $141.1 million from the comparable 2006 period. During the 2007 period, we expended $85.0 million more for common stock repurchases and received $18.3 million less in proceeds from option exercises. Dividends paid increased $24.6 million. Changes in savings bank deposit activity resulted in a $13.2 million increase in cash used.

FORWARD-LOOKING INFORMATION.
From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this report, may contain certain forward-looking information, including information or anticipated information relating to changes in our revenues and net income, changes in the amount and composition of our assets under management, our expense levels, our estimated effective income tax rate, and our expectations regarding financial markets and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A of our 2006 Form 10-K Annual Report under the caption Risk Factors. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.
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
Item 4. Controls and Procedures.
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of September 30, 2007, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q report, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the third quarter of 2007, and has concluded that there was no change during the third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
In September 2003, a purported class action (T.K. Parthasarathy, et al., including Woodbury, v. T. Rowe Price International Funds, Inc., et al.) was filed in the Circuit Court, Third Judicial Circuit, Madison County, Illinois, against T. Rowe Price International and the T. Rowe Price International Funds with respect to the T. Rowe Price International Stock Fund. The basic allegations in the case were that the T. Rowe Price defendants did not make appropriate price adjustments to the foreign securities owned by the T. Rowe Price International Stock Fund prior to calculating the Fund’s daily share prices, thereby allegedly enabling market timing traders to trade the Fund’s shares in such a way as to disadvantage long-term investors. Following three years of procedural litigation in State and Federal courts, the case has been remanded to the State Court. The T. Rowe Price defendants have filed a motion to dismiss. A determination is expected in the near future. In the opinion of management, after consultation with counsel, the likelihood of an adverse determination in this matter that would have a material adverse effect on our financial position or results of operations is remote.
Item 1A. Risk Factors.
There has been no material change in the information provided in Item 1A of our Form 10-K Annual Report for 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)	Repurchase activity during the third quarter of 2007 conducted pursuant to the Board of Directors’ authorizations follows. The 2003 board authorization was exhausted in August 2007, leaving the authorization of February 15, 2007 as the basis for subsequent repurchases.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares that May
	Number of	Price	Part of Publicly	Yet Be Purchased
2007	Shares	Paid per	Announced	Under the
Month	Purchased	Share	Programs	Programs
July	350,000	$52.65	350,000	16,297,386
August	1,926,751	50.52	1,926,751	14,370,635
September	650,000	51.14	650,000	13,720,635

Total	2,926,751	$50.91	2,926,751

Item 5. Other Information.
On October 23, 2007, we issued a press release reporting our results of operations for the third quarter and first nine months of 2007. A copy of this press release is furnished herewith as Exhibit 99. The information in this Item 5 and in Exhibit 99 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.
Item 6. Exhibits.
The following exhibits required by Item 601 of Regulation S-K are furnished herewith.

3(i)	Amended and Restated Charter of T. Rowe Price Group, Inc. as of March 9, 2001. (Incorporated by reference from Form 10-K for 2000; Accession No. 0001113169-01-000003.)

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of September 6, 2007. (Incorporated by reference from Form 8-K Current Report dated September 6, 2007; Accession No. 0000950133-07-003788.)

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99	Press release issued October 23, 2007 reporting our results of operations for the third quarter and first nine months of 2007.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 23, 2007.
T. Rowe Price Group, Inc.

by: /s/ Kenneth V. Moreland
Vice President and Chief Financial Officer