Form 10-K
period 2007-12-31
PRICE T ROWE GROUP INC
filed 2008-02-07
CIK 1113169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐           Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the common equity (all voting) held by non-affiliates (excludes current executive officers and directors) at January 31, 2008, computed using $51.89 per share (the close/last price reported on The NASDAQ Stock Market for June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter) was $13.1 billion.
The number of shares outstanding of the registrant’s common stock as of the latest practicable date, January 31, 2008, is 263,755,542.
DOCUMENTS INCORPORATED BY REFERENCE: In Part III, the Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.
Exhibit index begins on page 39.

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
Our assets under management are accumulated from a diversified client base across four primary distribution channels: third-party financial intermediaries that distribute our managed investment portfolios in the U.S. and other countries; individual U.S. investors on a direct basis; U.S. defined contribution retirement plans; and institutional investors in the U.S. and other countries.
We manage a broad range of U.S. and international stock, bond, blended asset, and money market mutual funds and other investment portfolios that are designed to meet the varied and changing needs and objectives of individual and institutional investors. Mutual fund shareholders can exchange balances among mutual funds as permitted when economic and market conditions and their investment needs change.
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

We also provide certain administrative services as ancillary services to our investment advisory clients. These administrative services are provided by several of our subsidiary companies, and include mutual fund transfer agent, accounting, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans investing in our sponsored mutual funds; discount brokerage; and trust services. More than 90% of our administrative revenues in 2007 were determined based on the recovery of expenses incurred to provide the related services. Administrative revenues, therefore, do not significantly affect our net income.
Information concerning our revenues, results of operations, total assets, and investment assets under our management during the past three years is contained in our consolidated financial statements and in note 2 thereto, which are both included in Item 8 of this Form 10-K.
2007 DEVELOPMENTS.
Total assets under our management increased $65 billion over the course of 2007 and ended the year at an all-time record of $400 billion, including $275 billion held in retirement accounts and variable annuity investment portfolios. Our year-end assets under management include $322 billion in equity and blended asset investment portfolios and $78 billion in fixed income investment portfolios. The investment portfolios that we manage consist of $246 billion in the T. Rowe Price mutual funds distributed in the United States and $154 billion in other investment portfolios, including separately managed accounts, sub-advised funds, and other sponsored investment funds offered to investors outside the U.S. and through variable annuity life insurance plans in the U.S. Non-U.S. dollar denominated securities account for about $65 billion of our year-end assets under management.
The firm’s investment advisory results relative to our peers remain strong, with at least 72% of the T. Rowe Price funds across their share classes surpassing their comparable Lipper averages on a total return basis for the three-, five-, and 10-year periods ended December 31, 2007, and 61% outperforming for the one-year period. In addition, 71 of the T. Rowe Price stock, bond and blended asset funds across their share classes, which account for more than 72% of our rated funds’ assets under management, ended the year with an overall rating of four or five stars from Morningstar. These four- and five-star-rated investments represent 58.2% of our rated funds and share classes, compared with 32.5% for the overall industry.
Our strong relative investment performance and brand awareness contributed significantly to investors entrusting a net of nearly $34 billion to our management in 2007. Third-party financial intermediaries, institutional investors around the world, and our target-date Retirement Funds were the most significant sources of these net inflows. Higher market valuations and income added more than $31 billion.
Assets under management in our series of target-date Retirement Funds, which provide fund shareholders with single, diversified portfolios that invest in underlying T. Rowe Price funds and automatically adjust fund asset allocations as investors age, increased 73% or $12.7 billion during 2007 to total $30 billion, or 12% of our mutual fund assets under management, at year end.
Six of the Price funds each had more than $10 billion of net assets at December 31, 2007. These funds — Growth Stock, Equity Income, Mid-Cap Growth, Blue Chip Growth, Capital Appreciation and Equity Index 500 — accounted for 25% of assets under management at the end of the year and 27.5% of 2007 investment advisory revenues.
Our international clients account for 9% of our total assets under management at December 31, 2007, up from 7% at the beginning of the year.
PRICE FUNDS. We provide investment advisory, distribution and other administrative services to the Price funds under various agreements. Investment advisory services are provided to each fund under individual investment management agreements that grant the fund the right to use the T. Rowe Price name. The boards of the respective funds, including a majority of directors who are not interested persons of the funds or of T. Rowe Price Group (as defined in the Investment Company Act of 1940), must approve the investment management agreements annually. Fund shareholders must approve material changes to these investment management agreements. Each agreement automatically terminates in the event of its assignment (as defined in the Investment Company Act) and, generally, either party may terminate the agreement without penalty after a 60-day notice. The termination of one or more of these agreements could have a material adverse effect on our results of operations.
Advisory Services. Investment advisory revenues are based upon the net assets managed daily in each fund. Additional revenues are earned for advisory-related administrative services as discussed below. Independent directors and trustees of the Price funds regularly review our fee structures.
The advisory fee paid by each of the Price funds generally is computed each day by multiplying a fund’s net assets by a specific fee. For the majority of the Price funds, the fee is equal to the sum of an individual fund charge that is set based on the fund’s specific investment objective and a group charge that is set based on the aggregate net assets of those funds. The individual fund charge for each of our four largest funds — Growth Stock, Equity Income, Mid-Cap Growth, and Blue Chip Growth – is a weighted average determined by applying a 15% reduction for net assets in excess of $15 billion to the base individual fund rate. The group charge is a tiered based schedule. The effective group charge when combined net assets exceed $220 billion is calculated based on a weighted-average fee across pricing tiers of almost 30.5 basis points for the first $220 billion of net assets plus 28.5 basis points for net assets in excess of $220 billion.

Our 2007 fee rates determined in the above manner varied from a low of 30 basis points for the U.S. Treasury funds to a high of 105 basis points for the Emerging Markets Stock, Emerging Europe & Mediterranean, International Discovery, and Latin America funds. To the extent that the combined net assets of the funds increase, the group charge component of a fund’s advisory fee, and therefore the advisory fee paid by each fund, will decrease. Details of each fund’s fee arrangement are available in its prospectus.
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
Certain of the T. Rowe Price mutual funds also offer Advisor and R classes of shares that are distributed to mutual fund shareholders and defined contribution retirement plans, respectively, through third-party financial intermediaries. These share classes incur 12b-1 fees of 25 and 50 basis points, respectively, for distribution, administration, and personal services. Our subsidiary, T. Rowe Price Investment Services, is the principal distributor of the T. Rowe Price mutual funds and enters into agreements with each intermediary. Payment of 12b-1 fees is made by each fund directly to the applicable intermediaries.
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
Several of the Price funds have different fee arrangements. The Equity Market Index funds and the Summit funds each have single, all-inclusive fees covering all investment management and operating expenses. Each of the funds in the series of Spectrum Funds and in the series of target-date Retirement Funds invest in a broadly diversified portfolio of other Price funds and have no separate investment advisory fee. However, they indirectly bear the expenses of the funds in which they invest. Mutual funds for institutional investors each have separate advisory fee arrangements.
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

We also provide advisory planning services to fund shareholders and potential investors through our subsidiary T. Rowe Price Advisory Services. These services are limited in scope and include retirement planning services, such as saving for retirement, transitioning into retirement, and income in retirement. An investment portfolio evaluation service is an integral part of these services. An ongoing checkup service is also available to assist an investor in remaining on track to achieve their financial goals.
Fund Assets. At December 31, 2007, assets under our management in the Price funds aggregated $246 billion, an increase of 19% or $39.5 billion from the beginning of the year. The following table presents the net assets (in billions) of our largest funds (net assets in excess of $.5 billion) and the year each fund was started. The Spectrum and Retirement series of funds are not listed in the table because their assets are included in the underlying funds.

	2006	2007
Stock funds:
Growth Stock (1950)	$19.1	$26.1
New Horizons (1960)	7.0	7.2
New Era (1969)	4.4	6.9
International Stock (1980)	6.9	7.1
Growth & Income (1982)	1.7	1.4
Equity Income (1985)	23.5	23.3
New America Growth (1985)	.8	.9
Capital Appreciation (1986)	9.4	10.5
Science & Technology (1987)	3.2	3.1
International Discovery (1988)	2.3	3.0
Small-Cap Value (1988)	6.1	5.6
Equity Index 500 (1990)	7.8	10.2
European Stock (1990)	1.0	1.1
New Asia (1990)	2.2	5.6
Balanced (1991)	2.8	3.1
Japan (1991)	.5	.4
Dividend Growth (1992)	.9	.9
Mid-Cap Growth (1992)	15.3	17.7
Small-Cap Stock (1992)	7.7	6.6
Blue Chip Growth (1993)	9.7	12.8
Latin America (1993)	2.2	3.7
Media & Telecommunications (1993)	1.5	2.1
Personal Strategy Balanced (1994)	1.3	1.4
Personal Strategy Growth (1994)	1.1	1.2
Personal Strategy Income (1994)	.6	.7
Value (1994)	6.4	7.9
Emerging Markets Stock (1995)	2.6	4.8
Global Stock (1995)	.4	.9
Health Sciences (1995)	1.7	2.3
Institutional Mid-Cap Equity Growth (1996)	.4	.5
Mid-Cap Value (1996)	7.5	7.5
Real Estate (1997)	2.4	2.0
International Growth & Income (1998)	2.5	3.0
Total Equity Market Index (1998)	.4	.5
Emerging Europe & Mediterranean (2000)	1.6	1.8
Institutional Small-Cap Stock (2000)	.4	.5
International Equity Index (2000)	.3	.6
Institutional Large-Cap Growth (2001)	.5	1.4
Overseas Stock (2006)	—	1.5
Other funds	2.4	2.8

	168.5	200.6

	2006	2007
Bond and money market funds:
New Income (1973)	4.7	7.6
Prime Reserve (1976)	5.4	6.0
Tax-Free Income (1976)	1.8	1.9
Tax-Exempt Money (1981)	.8	1.1
U.S. Treasury Money (1982)	1.0	1.2
Tax-Free Short-Intermediate (1983)	.5	.5
High Yield (1984)	4.9	5.2
Short-Term Bond (1984)	1.4	1.6
GNMA (1985)	1.3	1.3
Tax-Free High Yield (1985)	1.6	1.4
International Bond (1986)	2.2	2.8
Maryland Tax-Free Bond (1987)	1.4	1.4
U.S. Treasury Long-Term (1989)	.3	.5
Virginia Tax-Free Bond (1991)	.5	.6
Summit Cash Reserves (1993)	4.9	5.7
Summit Municipal Intermediate (1993)	.6	.6
Emerging Markets Bond (1994)	.6	.7
Institutional High Yield (2002)	.4	.5
Short-Term Income (2006)	.7	1.3
Other funds	3.0	3.5

	38.0	45.4

	$206.5	$246.0

We invest in many of the T. Rowe Price funds through our operating subsidiaries and our investments holding company subsidiary, TRP Finance.
OTHER INVESTMENT PORTFOLIOS. We managed $154 billion at December 31, 2007, in other client investment portfolios, up almost $26 billion from the beginning of the year. We provide investment advisory services to these clients through our subsidiaries on a separately managed or sub-advised account basis and through sponsored investment portfolios, such as common trust funds, Luxembourg-based mutual funds, and variable annuity life insurance plans. At December 31, these portfolios included the following investment assets:

	2006	2007
U.S. stocks	$80.4	$94.7
International stocks	18.1	26.3
Stable value assets	12.6	13.6
Other bonds and money market securities	17.1	19.4

	$128.2	$154.0

Our fees for managing these investment portfolios are computed using the value of assets under our management. In 2007, nearly 55% of these advisory fees were recognized based on daily valuations. The balance of these managed investment portfolios are generally billed quarterly. End of billing period valuations generated about 40% of the 2007 advisory fees from other managed portfolios while beginning of billing period values were the basis for about 5% of these fees.
We charge fees for investment management based on, among other things, the specific investment services to be provided. Our standard form of investment advisory agreement for client accounts provides that the agreement may be terminated at any time and that any unearned fees paid in advance will be refunded.
Our largest client account relationship, excluding the T. Rowe Price funds, is with a third-party financial intermediary that accounted for more than 3% of our investment advisory revenues in 2007.
REGULATION. T. Rowe Price Associates, T. Rowe Price International, T. Rowe Price Global Investment Services, T. Rowe Price Global Asset Management, T. Rowe Price (Canada), and T. Rowe Price Advisory Services are registered with the SEC as investment advisers under the Investment Advisers Act of 1940. T. Rowe Price Global Investment Services, T. Rowe Price Global Asset Management, and T. Rowe Price International are regulated by the Financial Services Authority (FSA) in Great Britain and, in certain cases, by other foreign regulators. Our transfer agent services subsidiaries are registered under the Securities Exchange Act of 1934, and our trust company is regulated by the State of Maryland, Commissioner of Financial Regulation. T. Rowe Price Savings Bank is regulated by the Office of Thrift Supervision, U.S. Department of the Treasury. T. Rowe Price (Canada) is also registered with several of the provincial securities commissions in Canada.
T. Rowe Price Investment Services is a registered broker-dealer and member of the National Association of Securities Dealers and the Securities Investor Protection Corporation. We provide discount brokerage services through this subsidiary primarily to complement the other services provided to shareholders of the Price funds. Pershing, a third-party clearing broker and affiliate of the Bank of New York, maintains all our discount brokerage’s customer accounts and clears all their transactions.

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
COMPETITION. As a member of the financial services industry, we are subject to substantial competition in all aspects of our business. A significant number of proprietary and other sponsors’ mutual funds are sold to the public by other investment management firms, broker-dealers, mutual fund companies, banks and insurance companies. We compete with brokerage and investment banking firms, insurance companies, banks, and other financial institutions in all aspects of our business and in every country in which we offer our advisory services. Many of these financial institutions have substantially greater resources than we do. We compete with other providers of investment advisory services primarily based on the availability and objectives of the investment portfolios offered, investment performance, and the scope and quality of investment advice and other client services.
We believe that competition within the investment management industry will increase as a result of consolidation and acquisition activity. In order to maintain and enhance our competitive position, we may review acquisition and venture opportunities and, if appropriate, engage in discussions or negotiations that could lead to acquisitions or new financial relationships.
EMPLOYEES. At December 31, 2007, we employed 5,081 associates, up 10.3% from the end of 2006. We may add additional temporary and part-time personnel to our staff from time to time to meet periodic and special project demands, primarily for technology and mutual fund administrative services.
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
Item 1A. Risk Factors.
An investment in our common stock involves various risks, including those mentioned below and those that are discussed from time-to-time in our periodic filings with the SEC. Investors should carefully consider these risks, along with the other information contained in this report, before making an investment decision regarding our common stock. There may be additional risks of which we are currently unaware, or which we currently consider immaterial. All of these risks could have a material adverse effect on our financial condition, results of operations, and value of our common stock.
RISKS RELATING TO OUR BUSINESS AND THE FINANCIAL SERVICES INDUSTRY
Our revenues are based on the market value and composition of the assets under our management, all of which are subject to fluctuation caused by factors outside of our control.
We derive our revenues primarily from investment advisory services provided by our subsidiaries to individual and institutional investors in the T. Rowe Price mutual funds and other investment portfolios. Our investment advisory fees typically are calculated as a percentage of the market value of the assets under our management. We generally earn higher fees on assets invested in our equity funds and equity investment portfolios than we earn on assets invested in our fixed income funds and portfolios. Among equity investments, there is a significant variation in fees earned from index-based investments at the low end and emerging markets funds and portfolios at the high end. Fees also vary across the fixed income funds and portfolios, though not as widely as equity investments, with money market securities at the low end and non-U.S. dollar denominated bonds at the high end. As a result, our revenues are dependent on the value and composition of the assets under our management, all of which are subject to substantial fluctuation due to many factors, including:
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
•Investment Performance. If the investment performance of our managed portfolios is less than that of our competitors or applicable third-party benchmarks, we could lose existing and potential customers and suffer a decrease in assets under management. Institutional investors in particular consider changing investment advisers based upon poor relative investment performance. Individual investors in contrast are more likely to react to poor absolute investment performance.
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
A decrease in the value of assets under our management, or an adverse change in their composition, could have a material adverse effect on our investment advisory fees and revenues. For any period in which revenues decline, net income and operating margins will likely decline by a greater proportion because certain expenses will be fixed over that finite period.
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
Many of these financial institutions have substantially greater resources than we do and may offer a broader range of financial products across more markets. Some operate in a different regulatory environment than we do which may give them certain competitive advantages in the investment products and portfolio structures that they offer. We compete with other providers of investment advisory services primarily based on the availability and objectives of the investment portfolios offered, investment performance, and the scope and quality of investment advice and other client services. Some institutions have proprietary products and distribution channels that make it more difficult for us to compete with them. We believe that competition within the investment management industry will increase as a result of consolidation and acquisition activity and because new competitors face few barriers to entry. Most of our investment portfolios are available without sales or redemption fees, which means that investors may be more willing to transfer assets to competing funds.
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
Several of the Price funds and investment portfolios (for example, emerging market investments) are subject to political and economic instability, wide exchange-rate fluctuations, illiquid and highly volatile markets, and other risks that could materially decrease the investment returns available in foreign markets. A significant decrease in the investment return or net asset value of any Price fund or investment portfolio could harm our reputation and cause a decrease in assets under management, including client asset withdrawals. The result could be a material decline in our revenues and net income.
Our operations are complex and a failure to perform operational tasks or the misrepresentation of products and services could have an adverse affect on our reputation and subject us to regulatory sanctions, fines, penalties, and litigation.
Operating risks include:
•failure to properly perform fund or portfolio recordkeeping responsibilities, including portfolio accounting, security pricing, corporate actions, investment restrictions compliance, daily net asset value computations, account reconciliations, and required distributions to fund shareholders to comply with tax regulations;
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
Our operating results are dependent on the level of our expenses, which can vary significantly for many reasons, including:
•changes in the level of our advertising expenses, including the costs of expanding investment advisory services to investors outside of the United States and further penetrating U.S. distribution channels,
•variations in the level of total compensation expense due to, among other things, bonuses, stock option grants and other stock-based awards, changes in employee benefit costs due to regulatory or plan design changes, changes in our employee count and mix, and competitive factors,
•a future impairment of goodwill that is recognized in our balance sheet,
•material fluctuation in foreign currency exchange rates applicable to the costs of our operations abroad,
•expenses and capital costs incurred to enhance our administrative and operating services infrastructure, such as technology assets, depreciation, amortization, and research and development,
•unanticipated costs incurred to protect investor accounts and client goodwill, and
•disruptions of third-party services such as communications, power, and mutual fund transfer agent and accounting systems.
Under our agreements with our mutual funds, we charge our mutual funds certain administrative fees and related expenses based upon contracted terms. If we fail to accurately estimate our underlying expense levels or otherwise are required to incur expenses relating to the mutual funds that are not otherwise paid by the funds, our operating results will be adversely affected.
We have contracted with third-party financial intermediaries that distribute our investment portfolios, and such relationships may not be available or profitable to us in the future.
More than 30% of our assets under management are sourced from our largest distribution channel, third-party financial intermediaries that distribute our managed investment portfolios in the U.S. and abroad. These intermediaries generally offer their clients various investment products in addition to, and in competition with, our investment offerings, and have no contractual obligation to encourage investment in our portfolios. It would be difficult for us to acquire or retain the management of those assets without the assistance of the intermediaries, and we cannot assure that we will be able to maintain an adequate number of successful distribution relationships. In addition, some investors rely on third party financial planners, registered investment advisers, and other consultants or financial professionals to advise them on the choice of investment adviser and investment portfolio. These professionals and consultants can favor a competing investment portfolio as better meeting their particular client’s needs. We cannot assure that our investment offerings will be among their recommended choices in the future. Further, their recommendations can change over time and we could lose their recommendation and their client assets under our management. Mergers, acquisitions, and other ownership or management changes could also adversely impact our relationships with these third party intermediaries. The presence of any of the adverse conditions discussed above would reduce revenues and net income, possibly by material amounts.

Natural disasters and other unpredictable events could adversely affect our operations.
Armed conflict, terrorist attacks, power failures, and natural disasters could adversely affect our revenues, expenses and net income by:
•decreasing investment valuations in, and returns on, the investment portfolios that we manage,
•causing disruptions in national or global economies that decrease investor confidence and make investment products generally less attractive,
•inflicting losses in human capital,
•interrupting our business operations,
•triggering technology delays or failures, and
•requiring substantial capital expenditures and operating expenses to remediate damage, replace our facilities, and restore our operations.
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
We currently have a substantial portion of our assets invested in our stock, bond, and blended asset mutual funds. All of these investments are subject to investment market risk and our income from these investments could be adversely affected by a decline in value. In addition, related investment income has fluctuated significantly over the years depending upon the performance of our corporate investments, including the impact of market conditions and the size of our corporate money market and longer-term mutual fund holdings. Fluctuations in other investment income can be expected to occur in the future.
The investment performance of our savings bank subsidiary could adversely affect our assets and results of operations.
We have a savings bank subsidiary that accepts time deposits from customers, pays a fixed rate of interest to them, and invests in asset-backed debt securities. Although we generally hold these investments to maturity on a basis which correlates to the maturities of our customer deposits, fluctuations in interest rates could result in other-than-temporary impairments among the fixed income investments and could result in a mismatch between the interest rate return on our investment portfolio and the interest paid on our customer deposits. To the extent that this occurs, our assets and results of operations could be adversely affected.
We may elect to pursue growth in the United States and abroad through acquisitions or joint ventures, which exposes us to risks inherent in assimilating new operations and in expanding into new jurisdictions.
In order to maintain and enhance our competitive position, we may review and pursue acquisition and venture opportunities. We cannot assure that we will identify and consummate any such transactions on acceptable terms or have sufficient resources to accomplish such a strategy. In addition, any strategic transaction can involve a number of risks, including additional demands on our staff; unanticipated problems regarding integration of investor account and investment security recordkeeping, operating facilities and technologies, and new employees; adverse effects in the event acquired intangible assets or goodwill become impaired; and the existence of liabilities or contingencies not disclosed to or otherwise known by us prior to closing a transaction.
LEGAL AND REGULATORY RISKS
Compliance within a complex regulatory environment imposes significant financial and strategic costs on our business, and non-compliance could result in fines and penalties.
We are subject to extensive regulation by foreign and domestic governments, regulatory agencies such as the SEC in the United States and the FSA in Great Britain, and self-regulatory organizations such as the Financial Industry Regulatory Authority (FINRA). The conduct of our business is in large part dictated by adherence to such regulation, including federal laws such as the Sarbanes-Oxley Act of 2002, the USA Patriot Act of 2001, the Employee Retirement Income Security Act of 1974 (ERISA), regulations relating to the mutual fund industry specifically and securities laws generally, accounting standards, and banking and tax laws. Compliance with these complex regulations and our disclosure and financial reporting obligations requires significant investments of time and money and could limit our ability to enter into new lines of business. Further, the regulations imposed by one jurisdiction may conflict with the regulations imposed by another, and these differences may be difficult or impossible to reconcile.

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
Because of trading abuses that were uncovered earlier this decade at several investment management firms, regulators have shown increasing interest in the oversight of the mutual fund and investment advisory industry. Federal agencies have adopted regulations designed to strengthen controls and restore investor confidence in the industry and more rules can be expected in the future that could place greater compliance and administrative burdens on us, which could increase our expenses without increasing revenues. In addition, new regulations could require the Price funds to reduce the level of certain mutual fund fees paid to us or require us to bear additional expenses, which would affect our operating results. Further, adverse results of regulatory investigations of mutual fund and investment advisory firms could tarnish the reputation of mutual funds and investment advisers generally, causing investors to avoid further fund investments or redeem their balances. Redemptions would decrease the assets under our management, which would reduce our advisory revenues and net income.
We may in the future be involved in legal and regulatory proceedings that may not be covered by insurance.
We are subject to regulatory and governmental inquiries and civil litigation. An adverse outcome of any such proceeding could involve substantial financial penalties. From time to time, various claims against us arise in the ordinary course of business, including employment-related claims. There also has been increased incidence of litigation and regulatory investigations in the financial services industry in recent years, including customer claims and class action suits alleging substantial monetary damages.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The lease on our corporate offices, which include almost 410,000 square feet at 100 East Pratt Street in Baltimore, expires in mid-2017. We are completing tenant improvements and expect to fully occupy this space early in the fourth quarter of 2008. Our London and other foreign offices as well as our customer service call center in Tampa, Florida are also leased.
Our operating and servicing facilities include owned properties in suburban campus settings comprising about 700,000 square feet in Owings Mills, Maryland and 294,000 square feet in Colorado Springs. We recently doubled the size of our Colorado Springs facilities by adding a second building that we occupied in mid-December 2007. Acreage that we own on which our campus facilities are located will accommodate additional future development. Our technology center of 122,000 square feet is on a separate parcel of owned land in Owings Mills in proximity to the campus facilities.
We presently maintain investor centers for walk-in traffic and investor meetings in leased facilities located in the Baltimore; Boca Raton, Florida; Boston (Wellesley, Massachusetts); Chicago (Oak Brook and Northbrook, Illinois); Los Angeles (Century City, California); New York City/New Jersey (Garden City, New York and Short Hills, New Jersey); San Francisco (Walnut Creek, California); Tampa; and Washington (Washington, D.C. and McLean, Virginia) areas. We also have investor centers in our owned facilities in Colorado Springs and Owings Mills. These investor centers allow us to be available in person to a large number of our investors.
Information concerning our anticipated capital expenditures in 2008 and our future minimum rental payments under noncancelable operating leases at December 31, 2007, is set forth in the capital resources and liquidity and contractual obligations discussions in Item 7 of this Form 10-K.
Item 3. Legal Proceedings.
In September 2003, a purported class action (T.K. Parthasarathy, et al., including Woodbury, v. T. Rowe Price International Funds, Inc., et al.) was filed in the Circuit Court, Third Judicial Circuit, Madison County, Illinois, against T. Rowe Price International and the T. Rowe Price International Funds with respect to the T. Rowe Price International Stock Fund. The basic allegations in the case were that the T. Rowe Price defendants did not make appropriate price adjustments to the foreign securities owned by the T. Rowe Price International Stock Fund prior to calculating the Fund’s daily share prices, thereby allegedly enabling market timing traders to trade the Fund’s shares in such a way as to disadvantage long-term investors. Following years of procedural litigation in State and Federal courts, the case has been remanded to the State Court. In the opinion of management, after consultation with counsel, the likelihood of a resolution of this matter that would have a material adverse effect on our financial position or results of operations is remote.
From time to time, various claims against us arise in the ordinary course of business, including employment-related claims. In the opinion of management, after consultation with counsel, the likelihood that an adverse determination in one or more pending claims would have a material adverse effect on our financial position or results of operations is remote.
Item 4. Submission of Matters to a Vote of Security Holders.
None during the fourth quarter of 2007.

Item. Executive Officers of the Registrant.
The following information includes the names, ages, and positions of our executive officers. There are no arrangements or understandings pursuant to which any person serves as an officer. The first six individuals are members of our management committee.
James A.C. Kennedy (54), Chief Executive Officer and President since 2007. Mr. Kennedy was previously a Vice President from 1981-2006.
Brian C. Rogers (52), Chairman since 2007 and a Vice President since 1985.
Edward C. Bernard (51), Vice Chairman since 2007 and a Vice President since 1989.
Mary J. Miller (52), a Vice President since 1986.
William J. Stromberg (47), a Vice President since 1990.
David J.L. Warren (50), a Vice President since 2000.
Kenneth V. Moreland (51), Chief Financial Officer and a Vice President since 2004. Mr. Moreland was previously Senior Vice President, Treasurer, and Chief Financial Officer of RTKL Associates Inc., an international architectural firm, from 1996-2004.
Joseph P. Croteau (53), Treasurer (Principal Accounting Officer) since 2000 and a Vice President since 1987.
Henry H. Hopkins (65), a Vice President since 1976. Mr. Hopkins will retire in early 2008.
Wayne D. O’Melia (55), a Vice President since 1987.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock ($.20 par value per share) trades on The NASDAQ National Market under the symbol TROW. The high and low trade price information and dividends per share during the past two years were:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2006 — High price	$39.91	$43.62	$48.11	$48.50
Low price	$35.56	$35.45	$34.87	$42.53
Cash dividends declared	$.14	$.14	$.14	$.17

2007 — High price	$50.03	$55.21	$57.45	$65.46
Low price	$44.59	$46.81	$45.27	$53.54
Cash dividends declared	$.17	$.17	$.17	$.24
We expect to declare and pay cash dividends at the $.24 per-share quarterly rate in 2008. Our annual dividends per share have increased every year since we became a public company in 1986; however, there can be no assurance that we will continue to pay dividends at increasing rates or at all.
Our common stockholders have approved all of our equity compensation plans. These plans provide for the issuance of up to 62,792,227 shares of our common stock at December 31, 2007, including 41,030,175 shares that may be issued upon the exercise of outstanding stock options at a weighted average price of $31.16, and 140,273 shares that may be issued in conjunction with outstanding stock units. Additionally, 21,621,779 shares remain available for future issuances. Under the terms of the 2004 Stock Incentive Plan, the number of shares provided and available for future issuance will increase as we repurchase common stock in the future from the proceeds of stock option exercises.
During 2007, we repurchased 6,163,401 shares of our common stock pursuant to resolutions of our Board of Directors. Repurchase activity during the fourth quarter of 2007 was conducted under the Board of Directors’ authorization of February 15, 2007 as follows.

			Total Number of	Maximum Number of
		Average Price	Shares Purchased as	Shares that May Yet
	Total Number of	Paid per	Part of Publicly	Be Purchased Under
Month	Shares Purchased	Share	Announced Programs	the Programs
October	—		—	13,720,635
November	750,000	58.82	750,000	12,970,635
December	343,168	59.88	343,168	12,627,467

Total	1,093,168	$59.15	1,093,168

There are approximately 120,000 holders of our common stock through about 5,000 direct security account registrations.
Item 6. Selected Financial Data.

	2003	2004	2005	2006	2007
		(in millions, except per-share data)
Net revenues	$996	$1,277	$1,512	$1,815	$2,228
Net operating income	$365	$525	$655	$787	$996
Net income	$227	$337	$431	$530	$671

Net cash provided by operating activities	$297	$374	$540	$593	$758

Per-Share information
Basic earnings	$.92	$1.32	$1.65	$2.01	$2.53
Diluted earnings	$.88	$1.26	$1.58	$1.90	$2.40
Cash dividends declared	$.35	$.40	$.485	$.59	$.75

Weighted average shares outstanding	246.8	254.8	260.5	263.8	264.8
Weighted average shares outstanding assuming dilution	256.6	268.2	273.2	278.7	279.2

	December 31,
	2003	2004	2005	2006	2007
Balance sheet data (in millions)
Total assets	$1,547	$1,929	$2,311	$2,765	$3,177
Stockholders’ equity	$1,329	$1,697	$2,036	$2,427	$2,777

Assets under management (in billions)	$190.0	$235.2	$269.5	$334.7	$400.0

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL.
Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our sponsored mutual funds and other managed investment portfolios. Investment advisory clients outside the United States account for 9% of our assets under management at December 31, 2007.
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
The implosion of the subprime mortgage market in 2007 had a major impact on the financial markets. Defaults and delinquencies rose in the early part of the year and, by the summer, major Wall Street firms and commercial banks with exposure to subprime mortgages were reporting substantial losses. Liquidity in the asset-backed commercial paper market evaporated in August because fears of additional losses discouraged banks from lending to each other. In response, the Federal Reserve reduced short-term interest rates by 50 basis points in September, the first reduction since June 2003, and signaled its continuing readiness to inject additional reserves into the U.S. banking system to boost liquidity and dampen the impact of market disruptions on the economy. Two more 25 basis point reductions in the fourth quarter reduced the target rate to 4.25% at year-end 2007.
Concerns about generally slower corporate profit growth and rising energy and materials prices also weighed on the stock markets in 2007, and the leveraged buyout market slowed significantly in the second half of the year with several announced deals not closing due to tighter lending conditions.
In this environment, U.S. equities produced mixed returns for 2007, with the broad S&P 500 Index of large-cap companies in leading industries of the U.S. economy reaching a new high as late as mid-July. Market volatility, however, was extremely high in the last six months of the year and, in the fourth quarter, the S&P 500 Index suffered its first correction — a drop of 10% or more — in about five years. For the year, the S&P 500 Index returned 5.5%. The NASDAQ Composite Index, which is heavily weighted with technology companies that fared better than many other sectors in 2007, rose 9.8% (excluding dividends).
Stocks outside the United States fared better than their U.S. counterparts in 2007. Emerging markets, led by equities in Latin America, substantially outperformed other foreign stocks. Developed European markets produced solid gains, but Japanese shares declined. The MSCI Emerging Markets Index returned 39.8% during 2007 while the MSCI EAFE Index, which measures the performance of mostly large-cap stocks in Europe, Australasia, and the Far East, returned 11.6% during the year.
The yield on 10-year U.S. Treasuries was 4.04% at the end of 2007, down 67 basis points from 4.71% at the end of 2006. With the Federal Reserve rate reductions, U.S. Treasury bonds produced strong returns in 2007, as investors sought a safer haven away from the volatility of the equity and corporate debt markets in these highest quality fixed-income securities. Investment-grade corporate bonds also performed well as prices rose and yields declined.
While 2007 was a reasonable year overall for the global financial markets, equities around the world declined dramatically in the early weeks of January 2008. Weaker-than-expected economic data, particularly on U.S. employment and retail spending, and the restraining effect of bank capital write-downs on credit availability combined to raise the downside risk in the near-term economic outlook. This risk may be mitigated to some extent by a forceful further easing of U.S. monetary policy that, over nine days, reduced the federal funds rate by 125 basis points to 3.0% as of January 30, and an expected fiscal stimulus package from the U.S. Congress and President. As always, we caution investors to be patient as the market goes through a period of transition and adjustment, and to have modest market return expectations and an awareness of risk and uncertainty.
In the unsettled financial environment of 2007, total assets under our management ended the year at a record $400.0 billion, up $65.3 billion or 19.5% during 2007. Over the last three years, our assets under management (in billions) have increased as follows:

	2005	2006	2007
Assets under management at beginning of year	$235.2	$269.5	$334.7

Net cash inflows
Sponsored mutual funds in the U.S., including $.4 billion in 2005 and $.8 billion in 2006 from mutual fund mergers	12.5	12.9	20.2
Other portfolios, including $.1 billion in separate accounts acquired in 2006	3.6	14.9	13.6

	16.1	27.8	33.8
Net market appreciation and income	18.7	37.9	32.4
Net distributions from, but not reinvested in, sponsored mutual funds in the U.S.	(.5)	(.5)	(.9)

Increase during year	34.3	65.2	65.3

Assets under management at end of year	$269.5	$334.7	$400.0

During the last three years, our assets under management have increased across each of our four distribution channels. The largest increases were sourced from third-party financial intermediaries and from institutional investors around the world. Our strong relative investment performance and brand awareness have contributed significantly to attracting investor net inflows.
Assets under management at December 31, 2007, include $321.6 billion in equity and blended asset investment portfolios and $78.4 billion in fixed income investment portfolios. The investment portfolios that we manage consist of $246.0 billion in the T. Rowe Price mutual funds distributed in the United States and $154.0 billion in other investment portfolios, including separately managed accounts, sub-advised funds, and other sponsored investment funds offered to investors outside the U.S. and through variable annuity life insurance plans.
We incur significant expenditures to attract new investment advisory clients and additional investments from our existing clients. These efforts involve costs that generally precede any future revenues that we may recognize from increases to our assets under management.
RESULTS OF OPERATIONS.
2007 versus 2006. Investment advisory revenues were up 25%, or $370.6 million, to nearly $1.9 billion as average assets under our management increased $74.5 billion to $374.2 billion. The average annualized fee rate earned on our assets under management was 50.2 basis points during 2007, virtually unchanged from the 50.3 basis points earned during 2006.
Net revenues increased 23%, or $413.3 million, to $2.2 billion. Operating expenses were $1.2 billion in 2007, up 20% or $203.8 million from 2006. Overall, net operating income for 2007 increased $209.5 million, or almost 27%, to $996.4 million. Our operating margin was 44.7% in 2007, up from 43.4% in 2006. Net income increased $141.0 million, or almost 27%, to $670.6 million for 2007, boosting diluted earnings per share more than 26% from $1.90 to $2.40.
Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States increased 24%, or $260.2 million, to more than $1.3 billion. Average mutual fund assets were $232.8 billion in 2007, an increase of 24% over the average for 2006. Mutual fund assets increased $39.5 billion during 2007.
Net inflows to the mutual funds were $20.2 billion during 2007. Our U.S. stock and blended asset funds had net inflows of $9.9 billion, our bond funds added $4.2 billion, our international and global stock funds added $4.7 billion, and our money market funds added $1.4 billion. Seven funds each added more than $1.4 billion and, in total, account for $15.6 billion of the net inflows. The Growth Stock Fund added more than $4.8 billion, the New Income and Equity Index 500 funds together added $4.6 billion, and the Blue Chip Growth, Value, Overseas Stock, and New Asia funds together attracted net inflows of $6.2 billion. Higher market valuations and income, net of dividends not reinvested, increased fund assets by $19.3 billion. Net fund inflows of $10.7 billion originated in our target-date Retirement Funds, which in turn invest in other T. Rowe Price funds.
Investment advisory revenues earned on the other investment portfolios that we manage increased $110.4 million, or almost 27%, to $525.8 million. Average assets in these portfolios were $141.4 billion in 2007, up 26% from the 2006 average. Other investment portfolio assets increased $25.8 billion during 2007, including more than $13.6 billion of net inflows from U.S. and international institutional investors and third-party financial intermediaries, and $12.2 billion from market gains and income.
Administrative fees increased $42.7 million to $348.1 million. The change in these revenues includes $10.4 million from 12b-1 distribution fees recognized on greater assets under management in the Advisor and R classes of our sponsored mutual fund shares. The balance of the increase is primarily attributable to our mutual fund servicing activities and defined contribution plan recordkeeping services for the mutual funds and their investors. Changes in administrative fees are generally offset by similar changes in related operating expenses that are incurred to distribute the Advisor and R class fund shares through third party financial intermediaries and to provide services to the funds and their investors.
Our largest expense, compensation and related costs, increased $138.8 million, or 21%, over 2006. The largest part of the increase is attributable to a $55.3 million increase in our annual bonus compensation, which is based on our operating results and considers our relative and risk-adjusted investment performance, our growth in assets under management and net investor inflows, and the high quality of our investor services. The 2007 costs also include an increase of $37.5 million in salaries, which results from a 9% increase in our average staff size coupled with an increase of our associates’ base salaries at the beginning of the year. At December 31, 2007, we employed 5,081 associates, up 10.3% from the beginning of 2007 and 4.3% from the 2007 average, primarily to handle increased volume-related activities and other growth. Other employee benefits and employment expenses, including an increase of $18.8 million in non-cash stock-based compensation, account for the remainder of the change in our compensation and related costs.
Advertising and promotion expenditures increased $10.6 million from 2006 in response to greater investor interest. We expect our advertising and promotion expenditures in 2008 will be up about 15% versus 2007 and spending in the first quarter of 2008 to increase about $2 million from the fourth quarter of 2007. We vary our level of spending based on market conditions and investor demand as well as our efforts to expand our investor base in the United States and abroad.
Occupancy and facility costs together with depreciation expense increased $16.5 million. We are expanding and renovating our facilities to accommodate additional associates to meet greater business demands.
Other operating expenses were up $37.9 million, or 26%, including $10.4 million of higher distribution expenses recognized on greater assets under management sourced from financial intermediaries that distribute our Advisor and R classes of mutual fund shares. These distribution costs are offset by an equal increase in our administrative revenues recognized from the 12b-1 fees discussed above. Additionally, consulting and professional fees, travel, information services, and other costs have risen this year to meet increased business demands.
Our non-operating income, which includes interest income as well as the recognition of investment gains and losses, increased $9.0 million. Our larger mutual fund investments added $20.4 million in 2007, including $13.4 million of increased capital gain distributions from the funds. Additionally, 2006 included a gain of $12.2 million upon the liquidation of a sponsored collateralized bond obligation that did not recur.

The 2007 provision for income taxes as a percentage of pretax income has been recognized using a rate of 37.7%, down slightly from the 38.3% rate for the year 2006, but in line with the estimate made at the beginning of the year. We currently estimate that our 2008 effective tax rate will increase by up to .5% due primarily to changes in state income tax rates and regulations.
2006 versus 2005. Investment advisory revenues were up 22% to $1.5 billion as a result of a $52.6 billion increase in average assets under our management to $299.7 billion. Net revenues increased 20% or $.3 billion to $1.8 billion. Net operating income increased 20% to $787 million from $655 million. Net income increased 23% to nearly $530 million from $431 million in 2005. Diluted earnings per share increased 20% from $1.58 to $1.90. (All 2005 per-share information has been adjusted to retroactively reflect the two-for-one split of our common stock in June 2006.)
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
Investment advisory revenues earned on the other investment portfolios that we manage increased $80 million to $415 million. Average assets in these portfolios were $112.1 billion in 2006, up 23% or $21.2 billion from the 2005 average. Year-end assets totaled $128.2 billion, an increase of 14% from the 2006 average and up $28.9 billion from the start of the year. Net inflows from U.S. and international investors were $14.9 billion and market gains and income added $14.0 billion. In 2005, net inflows from sub-advised and separate account clients investing in U.S. securities were partially offset by significant net outflows from investors in some of our international investment portfolios.
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
Operating expenses were $1.0 billion in 2006, up $171 million from 2005. Our largest expense, compensation and related costs, increased $136 million or 26%. The number of our associates, their total compensation, and the costs of their employee benefits have all increased. The most significant portion of the increase is attributable to the $59.2 million non-cash expense recognized for 2006 stock option-based compensation. The 2006 increase also reflects greater bonus compensation based on our strong operating results for 2006 as well as our strong relative and risk-adjusted investment performance, our growth in assets under management including new investor inflows, and the high quality of our investor services. Finally, we modestly increase our associates’ base salaries at the beginning of each year, and increased our average staff size by 5.4% versus 2005, primarily to handle increased volume-related activities and other growth. At December 31, 2006, we employed 4,605 associates.
Advertising and promotion expenditures increased 13%, or $11.2 million, due to more favorable market conditions and investor interest in 2006.
Occupancy and facility costs together with depreciation expense increased $12.3 million. Our costs for rented office facilities, including increased space, and related equipment, maintenance and other costs increased along with our staff size and business needs.
Other operating expenses were up $11.4 million versus 2005, including $5.2 million of higher distribution expenses recognized on greater assets under management sourced from financial intermediaries that distribute our Advisor and R classes of mutual fund shares. These distribution costs are offset by an equal increase in our administrative revenues recognized from the 12b-1 fees discussed above. Other operating expenses, including travel costs and consulting and information services, rose to meet increased business demands.
Overall, net operating income for 2006 increased 20% to $787 million and the operating margin was 43.4%, up .1% from 2005.
Our net non-operating income, which includes interest income as well as the recognition of investment gains and losses and credit facility expenses, increased $47 million to $71 million. Larger money market mutual fund balances at higher interest rates added $20.5 million of the increase, the liquidation of a sponsored collateralized bond obligation in 2006 added $11.0 million, and gains on dispositions of mutual fund investments added $6.2 million.
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

CAPITAL RESOURCES AND LIQUIDITY.
During 2007, stockholders’ equity increased from $2.4 billion to nearly $2.8 billion. Cash and investment holdings exceed $1.6 billion at December 31, 2007.
Operating activities during 2007 provided cash flows of $758 million, up $165 million from 2006, including increased net income of $141 million and non-cash stock-based compensation expense of $19 million. Net cash used in investing activities totaled $345 million, down nearly $77 million from 2006. Our investments in mutual funds and other securities made from our larger available cash balances was $214 million in 2007, down $112 million from 2006. Increased capital spending for property and equipment was $146 million in 2007, up $51 million versus 2006. Net cash used in financing activities was $401 million in 2007, up $199 million from 2006. We increased our expenditures for common stock repurchases by $141 million and our dividends paid to stockholders by $33 million.
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
Property and equipment expenditures in 2008, including those for the build-out of our expanded operating facilities, are anticipated to be nearly $200 million and are expected to be funded from cash balances.
CONTRACTUAL OBLIGATIONS.
The following table presents a summary of our future obligations (in millions) under the terms of existing operating leases and other contractual cash purchase commitments at December 31, 2007. Other purchase commitments include contractual amounts that will be due for the purchase of goods or services to be used in our operations and may be cancelable at earlier times than those indicated, under certain conditions that may involve termination fees. Because these obligations are of a normal recurring nature, we expect that we will fund them from future cash flows from operations. The information presented does not include operating expenses or capital expenditures that will be committed in the normal course of operations in 2008 and future years. The information also excludes the $4.8 million of unrecognized tax benefits discussed in Note 8 to our consolidated financial statements because it is not possible to estimate the time period that it might be paid to tax authorities.

	Total	2008	2009-10	2011-12	Later
Noncancelable operating leases	$224	$27	$47	$45	$105
Other purchase commitments	205	125	60	15	5

	$429	$152	$107	$60	$110

We also have outstanding commitments to fund additional investments totaling $29.1 million at December 31, 2007.
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
We present those significant accounting policies used in the preparation of our consolidated financial statements as an integral part of those statements within this 2007 Annual Report. In the following discussion, we highlight and explain further certain of those policies that are most critical to the preparation and understanding of our financial statements.
Other than temporary impairments of available-for-sale securities. We generally classify our investment holdings in sponsored mutual funds and the debt securities held for investment by our savings bank subsidiary as available-for-sale. At the end of each quarter, we mark the carrying amount of each investment holding to fair value and recognize an unrealized gain or loss in other comprehensive income within stockholders’ equity. We next review each individual security position that has an unrealized loss or impairment to determine if that impairment is other than temporary.

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
An impaired debt security held by our savings bank subsidiary is considered to have an other than temporary loss that we recognize in our statement of income if we determine that we will probably not collect all contractual amounts due under the terms of the security. Any determination of this type would consider the issuer’s financial condition and our ability and intent to hold the investment until its fair value recovers, which may mean until maturity, and to collect all contractual cash flows. Minor impairments of 5% or less that arise from changes in interest rates and not credit quality are generally considered temporary.
Goodwill. We internally conduct, manage and report our operations as one investment advisory business. We do not have distinct operating segments or components that separately constitute a business. Accordingly, we attribute goodwill to a single reportable business segment and reporting unit — our investment advisory business.
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
Stock options. On January 1, 2006, we adopted the provisions of SFAS 123R and began recognizing stock option-based compensation expense in our consolidated statement of income using the fair value based method. Prior to 2006, our stock option grants were accounted for using the intrinsic value based method and no compensation expense related to our option grants was recognized in our consolidated statements of income. The recognition of stock option-based compensation expense had a material impact on our operating results in 2007 and 2006, and on comparability to our operating results in 2005 because we elected the modified prospective application of adopting SFAS 123R. The summary of significant accounting policies accompanying our consolidated financial statements includes comparable pro forma disclosures for 2005 as if a fair value based method had been used to recognize stock option-based compensation expense.
Fair value methods use a valuation model for shorter-term, market-traded financial instruments to theoretically value stock option grants even though they are not available for trading purposes and are of longer duration. The Black-Scholes option pricing model that we use includes the input of certain variables that are dependent on future expectations, including the expected lives of our options from grant date to exercise date, the volatility of our underlying common shares in the market over that time period, and the rate of dividends that we will pay during that time. Our estimates of these variables are made for the purpose of using the valuation model to determine an expense for each reporting period and are not subsequently adjusted. Unlike most of our expenses, the resulting charge to earnings using a fair value based method is a non-cash charge that is never measured by, or adjusted based on, a cash outflow.
Provision for income taxes. After compensation and related costs, our provision for income taxes on our earnings is our largest annual expense. We operate in numerous states and countries through our various subsidiaries, and must allocate our income, expenses, and earnings under the various laws and regulations of each of these taxing jurisdictions. Accordingly, our provision for income taxes represents our total estimate of the liability that we have incurred in doing business each year in all of our locations. Annually, we file tax returns that represent our filing positions with each jurisdiction and settle our return liabilities. Each jurisdiction has the right to audit those returns and may take different positions with respect to income and expense allocations and taxable earnings determinations. From time to time, we may also provide for estimated liabilities associated with uncertain tax return filing positions that are subject to, or in the process of, being audited by various tax authorities. Because the determinations of our annual provisions are subject to judgments and estimates, it is likely that actual results will vary from those recognized in our financial statements. As a result, additions to, or reductions of, income tax expense will occur each year for prior reporting periods as our estimates change and actual tax returns and tax audits are settled. We recognize any such prior year adjustment in the discrete quarterly period in which it is determined.
NEWLY ISSUED BUT NOT YET ADOPTED ACCOUNTING STANDARDS.
Each reporting period we consider all newly issued but not yet adopted standards applicable to our operations and the preparation of our consolidated statements. One such standard, SFAS No. 157, Fair Value Measurements, will add additional note disclosures to our 2008 financial statements about the valuation of our investments in sponsored mutual funds and debt securities held by our savings bank subsidiary. Adoption of SFAS No. 157 will not have a material effect on our financial position or results of operations.

FORWARD-LOOKING INFORMATION.
From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this report, may contain certain forward-looking information, including information or anticipated information relating to changes in our revenues and net income, changes in the amount and composition of our assets under management, our expense levels, our estimated effective income tax rate, and our expectations regarding financial markets and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A, Risk Factors, of this report. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.
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
We invest in our sponsored mutual funds, which are market risk sensitive financial instruments, primarily for purposes other than trading; we do not invest in derivative financial or commodity instruments. Mutual fund investments have inherent market risk in the form of equity price risk; that is, the potential future loss of value that would result from a decline in the fair values of mutual fund shares. Each fund and its underlying net assets are also subject to market risk, which may arise from changes in equity prices, credit ratings, foreign currency exchange rates, and interest rates.
The following table (in millions) presents the equity price risk from investments in sponsored mutual funds that are accounted for as available-for-sale securities by assuming a hypothetical decline in the fair values of mutual fund shares. This potential future loss of value, before any income tax benefits, reflects the valuation of mutual fund investments at year end using each fund’s lowest fair value per share during 2007. In considering this presentation, it is important to note that: all funds did not experience their lowest fair value per share on the same day; it is likely that the composition of the mutual fund investment portfolio would be changed if adverse market conditions persisted; and we could experience future losses in excess of those presented below.

	Fair value		Potential
	at	% of	lower	% of	Potential
	12/31/2007	Portfolio	value	Portfolio	loss
Stock and blended asset funds	$541.3	70	$484.6	69	$56.7	10.5%
Bond funds	229.9	30	218.8	31	11.1	4.8%

	$771.2	100	$703.4	100	$67.8	8.8%

The comparable potential loss of value presented in our 2006 annual report was $64.3 million on sponsored mutual fund investments of $554.4 million at December 31, 2006. During 2007, we actually experienced net unrealized gains of $43.9 million.
Investments in mutual funds generally moderate market risk because funds, by their nature, are diversified investment portfolios that invest in a number of different financial instruments. T. Rowe Price further manages its exposure to market risk by diversifying its investments among many domestic and international funds. In addition, investment holdings may be altered from time to time in response to changes in market risks and other factors, as management deems appropriate.
The investment portfolio and customer deposit liabilities of our savings bank subsidiary are subject to interest rate risk. If interest rates change 1%, the change in the net value of these assets and liabilities would not be material.
We also hold other investments of $102.3 million at December 31, 2007, that we are at risk for loss up to our carrying amount should market conditions deteriorate. U.S. Treasury holdings, generally considered to be of the lowest risk profile, account for $70.6 million of these investments.
We operate in several foreign countries, most prominent among which is Great Britain. We incur operating expenses and have foreign currency-denominated assets and liabilities associated with these operations, though our revenues are predominately realized in U.S. dollars. We do not believe that foreign currency fluctuations materially affect our results of operations.
Item 8. Financial Statements and Supplementary Data.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2006	12/31/2007
ASSETS
Cash and cash equivalents (Note 1)	$773.0	$785.1
Accounts receivable and accrued revenue (Note 2)	223.5	265.3
Investments in sponsored mutual funds (Note 3)	554.4	773.0
Debt securities held by savings bank subsidiary (Note 4)	126.2	126.9
Other investments (Note 5)	81.8	102.3
Property and equipment (Note 6)	264.9	358.3
Goodwill and other intangible assets (Note 7)	669.4	668.8
Other assets	72.1	97.6

Total assets	$2,765.3	$3,177.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses (Note 9)	$77.2	$99.5
Accrued compensation and related costs	67.5	81.1
Income taxes payable (Note 8)	33.9	41.7
Dividends payable	45.1	63.6
Customer deposits at savings bank subsidiary (Note 4)	114.7	114.3

Total liabilities	338.4	400.2

Commitments and contingent liabilities (Notes 5 and 11)

Stockholders’ equity (Notes 9, 10 and 11)
Preferred stock, undesignated, $.20 par value — authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value — authorized 500,000,000 shares; issued 264,960,000 shares in 2006 and 264,605,000 shares in 2007	53.0	52.9
Additional capital in excess of par value	247.5	295.8
Retained earnings	2,057.1	2,333.4
Accumulated other comprehensive income	69.3	95.0

Total stockholders’ equity	2,426.9	2,777.1

	$2,765.3	$3,177.3

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except earnings per-share)

	Year ended December 31,
	2005	2006	2007
Revenues
Investment advisory fees (Note 2)	$1,235.5	$1,508.5	$1,879.1
Administrative fees (Note 2)	276.0	305.4	348.1
Investment income of savings bank subsidiary	4.3	5.4	5.9

Total revenues	1,515.8	1,819.3	2,233.1
Interest expense on savings bank deposits	3.6	4.3	4.8

Net revenues	1,512.2	1,815.0	2,228.3

Operating expenses
Compensation and related costs (Notes 6, 9 and 11)	522.4	658.4	797.2
Advertising and promotion	86.1	97.3	107.9
Depreciation and amortization of property and equipment	42.3	46.5	53.4
Occupancy and facility costs (Note 11)	74.4	82.5	92.1
Other operating expenses	132.0	143.4	181.3

	857.2	1,028.1	1,231.9

Net operating income	655.0	786.9	996.4

Other investment income (Notes 1 and 3)	24.8	71.7	80.4
Credit facility expenses (Note 11)	0.4	0.3	—

Net non-operating income	24.4	71.4	80.4

Income before income taxes	679.4	858.3	1,076.8
Provision for income taxes (Note 8)	248.4	328.7	406.2

Net income	$431.0	$529.6	$670.6

Earnings per share
Basic	$1.65	$2.01	$2.53

Diluted	$1.58	$1.90	$2.40

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2005	2006	2007
Cash flows from operating activities
Net income	$431.0	$529.6	$670.6
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	42.3	46.5	53.4
Stock-based compensation expense	3.2	61.0	79.8
Intangible asset amortization	—	0.4	0.6
Changes in accounts receivable and accrued revenue	(16.5)	(48.2)	(42.7)
Changes in payables and accrued liabilities	78.7	31.1	23.9
Other changes in assets and liabilities	0.8	(27.2)	(27.6)

Net cash provided by operating activities	539.5	593.2	758.0

Cash flows from investing activities
Investments in sponsored mutual funds	(39.6)	(266.6)	(190.8)
Dispositions of sponsored mutual funds	2.7	14.4	15.3
Investments in debt securities by savings bank subsidiary	(31.7)	(36.5)	(27.3)
Proceeds from debt securities held by savings bank subsidiary	29.1	25.4	26.1
Other investments made	(2.5)	(59.6)	(23.1)
Additions to property and equipment	(52.3)	(94.4)	(145.6)
Other investing activity	2.7	(3.9)	0.7

Net cash used in investing activities	(91.6)	(421.2)	(344.7)

Cash flows from financing activities
Repurchases of common stock	(75.9)	(171.0)	(312.1)
Common share issuances under stock-based compensation plans	48.0	105.1	91.6
Dividends paid to stockholders	(119.5)	(147.6)	(180.3)
Change in savings bank subsidiary deposits	3.4	10.9	(0.4)

Net cash used in financing activities	(144.0)	(202.6)	(401.2)

Cash and cash equivalents
Net change during year	303.9	(30.6)	12.1
At beginning of year	499.7	803.6	773.0

At end of year	$803.6	$773.0	$785.1

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

			Additional		Accumulated	Deferred
	Common		capital in		other	stock-based	Total
	shares	Common	excess of par	Retained	comprehensive	compensation	stockholders’
	outstanding	stock	value	earnings	income	expense	equity
Balances at December 31, 2004	129,608	$25.9	$250.8	$1,378.9	$41.7		$1,697.3
Common stock-based compensation plans activity
Shares issued	38	.0	2.8				2.8
Shares issued upon option exercises	3,301	.7	99.6				100.3
Restricted shares issued	31	.0	2.0			$(2.0)	—
Stock-based compensation expense						.3	.3
Common shares repurchased	(1,300)	(.3)	(75.5)				(75.8)
Comprehensive income
Net income				431.0
Change in unrealized security holding gains, net of taxes					6.8
Total comprehensive income							437.8
Dividends declared				(126.6)			(126.6)

Balances at December 31, 2005	131,678	26.3	279.7	1,683.3	48.5	(1.7)	2,036.1
Reclassification at adoption of SFAS 123R			(1.7)			1.7	—
Common stock-based compensation plans activity
Shares issued upon option exercises	1,403	.3	49.7				50.0
Restricted shares forfeited	(1)	.0	.0				.0
Common shares repurchased	(1,533)	(.3)	(117.4)				(117.7)
Common shares issued in 2—for—1 split	131,547	26.3	(26.3)				—

Balances after split on June 23, 2006	263,094	52.6
Common stock-based compensation plans activity
Shares issued upon option exercises	3,227	.7	55.4				56.1
Restricted shares issued	74	.0	.0				—
Income tax benefit at vesting of restricted shares			.1				.1
Stock-based compensation expense			61.0				61.0
Common shares repurchased	(1,435)	(.3)	(53.0)				(53.3)
Comprehensive income
Net income				529.6
Change in unrealized security holding gains, net of taxes					20.8
Total comprehensive income							550.4
Dividends declared				(155.8)			(155.8)

Balances at December 31, 2006	264,960	53.0	247.5	2,057.1	69.3	—	2,426.9
Common stock-based compensation plans activity
Shares issued upon option exercises	5,508	1.1	92.7				93.8
Shares issued upon vesting of restricted stock units	27	.0	(.4)				(.4)
Restricted shares issued	289	.0	.0				—
Shares withheld and tax effects at vesting of restricted shares	(8)	.0	.1				.1
Restricted shares forfeited	(8)	.0	(.1)	.0			(.1)
Stock-based compensation expense			79.9				79.9
Common shares repurchased	(6,163)	(1.2)	(124.0)	(195.5)			(320.7)
Comprehensive income
Net income				670.6
Change in unrealized security holding gains, net of taxes					25.7
Total comprehensive income							696.3
Dividends declared and related tax benefits			.1	(198.8)			(198.7)

Balances at December 31, 2007	264,605	$52.9	$295.8	$2,333.4	$95.0	$—	$2,777.1

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
T. Rowe Price Group derives its consolidated revenues and net income primarily from investment advisory services that its subsidiaries provide to individual and institutional investors in the sponsored T. Rowe Price mutual funds and other investment portfolios. We also provide our investment advisory clients with related administrative services, including mutual fund transfer agent, accounting and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; discount brokerage; and trust services. While investors that we serve are primarily domiciled in the United States of America, investment advisory clients outside the United States account for 9% of our assets under management at December 31, 2007.
Investment advisory revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations.
BASIS OF PREPARATION.
These consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States, which require the use of estimates. Actual results may vary from our estimates. We have reclassified certain prior year amounts to be comparative with and conform to the presentation of our 2007 financial statements.
Our financial statements include the accounts of all subsidiaries in which we have a majority or controlling interest. All material intercompany accounts and transactions are eliminated in consolidation.
We are not the primary beneficiary, and do not consolidate the accounts, of a high-yield collateralized bond obligation (CBO) that held assets of less than $50 million at December 31, 2007. This variable interest entity is a non-recourse, limited liability company for which we are the collateral manager and receive related investment advisory fees. We recognized the full impairment of this CBO investment in our 2002 statement of income and do not expect to recognize any future gains or losses from this investment.
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
INVESTMENTS.
Investments in debt securities held by our savings bank subsidiary are classified as available-for-sale and are reported at fair value. We value our investments in sponsored mutual funds at the quoted closing net asset values, or NAVs, per share of each mutual fund on the balance sheet date and generally classify these holdings as available-for-sale. Changes in net unrealized security holding gains on available-for-sale securities are recognized in accumulated other comprehensive income.
We classify marketable equity securities other than sponsored mutual funds and some investments in sponsored mutual funds made at fund formation as trading because they are expected to be held for only a short period of time. Other investments are recognized using the cost or equity methods of accounting, as appropriate.
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

PROPERTY AND EQUIPMENT.
Property and equipment is stated at cost net of accumulated depreciation and amortization computed using the straight-line method. Provisions for depreciation and amortization are based on the following weighted average estimated useful lives: computer and communications software and equipment, 3.5 years; buildings, 33.5 years; leasehold improvements, 9.1 years; furniture and other equipment, 6.4 years; and leased land, 99 years.
GOODWILL.
We evaluate the $665.7 million carrying amount of goodwill in our balance sheet for possible impairment on an annual basis in the third quarter of each year using a fair value approach. Our evaluations have indicated that no impairment exists.
We internally conduct, manage and report our operations as one investment advisory business. We do not have distinct operating segments or components that separately constitute a business. Accordingly, we attribute goodwill to a single reportable business segment and reporting unit — our investment advisory business.
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
EARNINGS PER SHARE.
Basic earnings per share does not include the dilutive effect of outstanding stock options, nonvested restricted common shares, and outstanding stock units, and is computed by dividing net income by the weighted average common shares outstanding of 260.5 million in 2005, 263.8 million in 2006, and 264.8 million in 2007. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options were exercised, restricted common shares vest, and stock units are converted to common shares. It is computed by increasing the denominator of the basic calculation by potential dilutive common shares, determined using the treasury stock method, of 12.7 million in 2005, 14.9 million in 2006, and 14.4 million in 2007.
COMPREHENSIVE INCOME.
Total comprehensive income is reported in our consolidated statements of stockholders’ equity and includes net income and the change in unrealized security holding gains, net of income taxes.
STOCK AWARDS AND OPTIONS.
Our stockholders have approved the 2001 and 2004 Stock Incentive Plans under which we may make stock awards in the form of unrestricted common shares, restricted common shares, and restricted stock units that convert to shares after vesting. Under these plan provisions, we issued 76,000 unrestricted common shares to our employees in 2005 at the grant date fair value of $37.365 per share. We have also issued restricted shares and restricted stock units at the grant date fair value that vest over graded schedules of up to four years.
Under the 2001 and 2004 Stock Incentive Plans and six other stockholder approved plans (the 1990, 1993 and 1996 Stock Incentive Plans and the 1995, 1998 and 2007 plans for non-employee directors), we have granted qualified incentive and nonqualified fixed stock options with a maximum term of 10 years to employees and directors. Vesting of our annual employee option grants is based solely on the individual continuing to render service and generally occurs over a five-year graded schedule. The exercise price of each option granted is equivalent to the market price of the common stock at the date of grant. Under the 2007 Non-Employee Director Equity Plan, we also grant restricted common shares and stock units that vest over one year. Vested stock units are issued in lieu of dividends on outstanding stock units.
We recognized compensation expense for stock-based awards other than stock options of $3.2 million in 2005, $1.8 million in 2006, and $8.0 million in 2007.
On January 1, 2006, we adopted the provisions of SFAS 123R and began recognizing stock option-based compensation expense in our consolidated statements of income using the fair value based method, including provision for estimated future forfeitures of our stock option awards. Prior to 2006, our stock option grants were accounted for using the intrinsic value based method and no compensation expense related to our option grants was recognized in our consolidated statements of income.
Because we adopted SFAS 123R on a modified prospective basis, financial statements for 2005 have not been restated. The following table compares our 2006 and 2007 net income (in millions) and earnings per share with pro forma results as if we had applied the fair value based method in 2005. For purposes of this disclosure, forfeitures of options during 2005 were recognized as they occurred.

	2005	2006	2007
Net income, as reported	$431.0	$529.6	$670.6
Additional stock option-based compensation expense estimated using the fair value based method	(59.8)	—	—
Related income tax benefits	19.5	—	—

Pro forma net income	$390.7	$529.6	$670.6

Earnings per share
Basic — as reported	$1.65	$2.01	$2.53
Basic — pro forma	$1.50	$2.01	$2.53

Diluted — as reported	$1.58	$1.90	$2.40
Diluted — pro forma	$1.43	$1.90	$2.40
Net income, as reported, includes a charge for stock option-based compensation expense of $59.2 million in 2006 and $71.8 million in 2007, including $6.1 million and $8.6 million, respectively, for reload option grants. Related income tax benefits recognized in net income, as reported, were $19.4 million in 2006 and $24.3 million in 2007. The recognition of stock-option based compensation expense reduced our diluted earnings per share by approximately $.14 in 2006 and $.17 in 2007. In recognizing 2006 and 2007 stock-option based compensation expense and in preparing the pro forma 2005 information, we used the Black-Scholes option-pricing model to estimate the fair value of each option grant, including reloads, as follows:

	Weighted-average			Range
	2005	2006	2007	2007

Grant-date fair value per option awarded, including reload grants	$9.57	$12.42	$12.31	$.91 to 22.00

Assumptions used:
Expected life in years	5.5	5.5	5.4	.1 to 8.3
Expected volatility	29%	26%	23%	6 to 38%
Dividend yield	1.7%	1.7%	1.7%	1.7%
Risk-free interest rate	4.2%	4.6%	4.3%	2.9 to 5.1%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — CASH EQUIVALENTS.
Cash equivalent investments in our sponsored money market mutual funds aggregate $739.1 million at December 31, 2006, and $710.0 million at December 31, 2007. Dividends earned on these investments totaled $14.9 million in 2005, $35.4 million in 2006, and $38.0 million in 2007.
NOTE 2 — INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.
Accounts receivable from our sponsored mutual funds for advisory fees and advisory-related administrative services aggregate $122.9 million at December 31, 2006, and $144.6 million at December 31, 2007.
Revenues (in millions) from advisory services provided under agreements with our sponsored mutual funds and other investment clients include:

	2005	2006	2007
Sponsored mutual funds in the U.S.
Stock and blended asset	$758.3	$937.5	$1,168.7
Bond and money market	142.1	155.6	184.6

	900.4	1,093.1	1,353.3
Other portfolios	335.1	415.4	525.8

Total investment advisory fees	$1,235.5	$1,508.5	$1,879.1

The following table summarizes the various investment portfolios and assets under management (in billions) on which we earn investment advisory fees.

	Average during			December 31,
	2005	2006	2007	2006	2007
Sponsored mutual funds in the U.S.
Stock and blended asset	$124.1	$152.2	$191.1	$168.5	$200.6
Bond and money market	32.1	35.4	41.7	38.0	45.4

	156.2	187.6	232.8	206.5	246.0
Other portfolios	90.9	112.1	141.4	128.2	154.0

	$247.1	$299.7	$374.2	$334.7	$400.0

Fees for advisory-related administrative services provided to our sponsored mutual funds were $211.3 million in 2005, $239.9 million in 2006, and $273.9 million in 2007. We provide all services to the sponsored U.S. mutual funds under contracts that are subject to periodic review and approval by each of the funds’ boards. Regulations require that the funds’ shareholders also approve material changes to investment advisory contracts.
NOTE 3 — INVESTMENTS IN SPONSORED MUTUAL FUNDS.
Our other mutual fund investments (in millions) at December 31 include:

		Unrealized	Aggregate
	Aggregate	holding	fair
	cost	gains	value
2006
Stock and blended asset funds	$325.5	$84.3	$409.8
Bond funds	120.6	24.0	144.6

Total available-for-sale holdings	$446.1	$108.3	$554.4

2007
Stock and blended asset funds	$427.0	$114.3	$541.3
Bond funds	197.2	32.7	229.9

Total available-for-sale holdings	$624.2	$147.0	771.2

Fund investments held as trading			1.8

			$773.0

Dividends earned on our investments in sponsored mutual funds totaled $7.2 million in 2005, $12.5 million in 2006, and $30.4 million in 2007. There were no fund holdings with an unrealized loss at December 31, 2006, and two mutual fund holdings with a total unrealized temporary loss of $.4 million at December 31, 2007.

NOTE 4 — DEBT SECURITIES HELD BY AND CUSTOMER DEPOSITS AT SAVINGS BANK SUBSIDIARY.
Our savings bank subsidiary holds investments in marketable debt securities, including mortgage- and other asset-backed securities, which are accounted for as available-for-sale. The following table (in millions) details the components of these investments at year end.

	2006		2007
		Unrealized		Unrealized
	Fair	gain	Fair	gain
	value	(loss)	value	(loss)
Investments with temporary impairment
Of less than 12 months (17 securities in 2007)	$25.3	$(.1)	$10.9	$(.1)
Of 12 months or more (52 securities in 2007)	63.9	(1.5)	42.6	(.5)

	89.2	(1.6)	53.5	(.6)

Investments with unrealized holding gains	37.0	.1	73.4	.6

Balance at December 31	$126.2	$(1.5)	$126.9	$—

Aggregate cost	$127.7		$126.9

The unrealized losses in these investments were generally caused by interest rate increases and not changes in credit quality. We have the ability and intent to hold these securities to their maturities, which generally correlate to the maturities of our customer deposits, and to collect all contractual cash flows. Accordingly, impairment of these investments is considered temporary.
The estimated fair value of our customer deposit liability, based on discounting expected cash outflows at maturity dates that range up to five years, using current interest rates offered for deposits with the same dates of maturity, was $114.8 million at December 31, 2006, and $115.8 million at December 31, 2007.
NOTE 5 — OTHER INVESTMENTS.
Other investments include U.S. Treasury Notes that will yield 4.7% to 5.2% through their maturities in 2008 to 2012. These holdings are accounted for as held-to-maturity securities and are recognized at the amortized cost of the notes plus accrued interest. The status of the U.S. Treasury investments (in millions) at December 31 is:

	2006	2007
Recognized amount	$55.6	$70.6
Fair value	$55.8	$72.5
Face amount	$55.0	$70.0
Investments accounted for under the cost method total $25.3 million at December 31, 2006, and $31.5 million at December 31, 2007. Our remaining investments aggregate $.9 million at December 31, 2006, and $.2 million at December 31, 2007.
We had outstanding commitments to fund additional investments totaling $29.1 million at December 31, 2007.
NOTE 6 — PROPERTY AND EQUIPMENT.
Property and equipment (in millions) at December 31 consists of:

	2006	2007
Computer and communications software and equipment	$216.6	$251.5
Buildings and leasehold improvements	222.3	270.0
Furniture and other equipment	67.7	97.0
Land owned and leased	21.5	21.5

	528.1	640.0
Less accumulated depreciation and amortization	263.2	281.7

	$264.9	$358.3

Compensation and related costs attributable to the development of computer software for internal use totaling $6.2 million in 2005, $7.7 million in 2006, and $8.9 million in 2007 have been capitalized.
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

NOTE 8 — INCOME TAXES.
The provision for income taxes (in millions) consists of:

	2005	2006	2007
Current income taxes
U.S. federal and foreign	$228.1	$301.9	$368.6
State and local	27.4	45.8	53.3
Deferred income tax benefits	(7.1)	(19.0)	(15.7)

	$248.4	$328.7	$406.2

Our accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as part of our provision for income taxes.
Deferred income taxes arise from temporary differences between taxable income for financial statement and income tax return purposes. Significant temporary differences in 2005 include deferred tax benefits of $5.3 million related to property and equipment offset by deferred taxes of $1.5 million related to accrued compensation. Deferred benefits in 2005 also include $3.8 million arising from foreign net operating loss carryforwards, including $2.4 million from 2005 operations and $1.4 million from the reversal of a previously provided valuation allowance on prior year losses. During 2005, we developed a tax-planning strategy that made it more likely than not that we would be able to realize a substantial portion of this deferred tax benefit.
Deferred tax benefits include $17.8 million in 2006 and $24.9 million in 2007 resulting from stock option-based compensation expense recognized in our operating results in accordance with SFAS 123R. Partially offsetting the deferred tax benefits in 2007 were deferred taxes of $8.1 million from the reversal of temporary differences related to property and equipment and the use of foreign net operating loss carryforwards.
The net deferred tax asset recognized in our balance sheet in other assets includes the following (in millions) at December 31.

	2006	2007
Deferred tax liabilities
Arising from net unrealized holding gains	$(37.5)	$(52.0)
Other	(3.8)	(4.7)

	(41.3)	(56.7)

Deferred tax assets
Related to stock-based compensation	18.6	44.3
Related to investment income	5.4	5.4
Related to property and equipment	7.3	3.3
Related to accrued compensation	4.7	4.5
Foreign net operating loss carryforwards that do not expire	6.3	2.2
Other	3.0	2.2

	45.3	61.9

Net deferred tax asset	$4.0	$5.2

Cash outflows from operating activities include income taxes paid of $188.0 million in 2005, $272.8 million in 2006, and $329.6 million in 2007.
Cash flows from operating activities include income tax benefits of $52.3 million in 2005, $66.8 million in 2006, and $96.9 million in 2007 arising from stock option exercises and the vesting of stock-based grants that reduced the amount of income taxes that would have otherwise been payable. As a result of the adoption of SFAS 123R and our election to use the alternative transition method to account for tax benefits recognized in additional paid-in capital, operating cash outflows from payables and accrued liabilities and financing cash inflows from common share issuances under stock-based compensation plans include tax benefits of $65.7 million in 2006 and $94.9 million in 2007. These tax benefits have been recognized in stockholders’ equity as additional capital in excess of par value.
The following table reconciles the statutory federal income tax rate to the effective income tax rate.

	2005	2006	2007
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes for current year, net of federal income tax benefits	2.4	2.7	3.0
Other items	(.8)	.6	(.3)

Effective income tax rate	36.6%	38.3%	37.7%

The adoption of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007, did not affect our financial position.

The following table reconciles our unrecognized tax benefits (in millions) during the year:

Balance at adoption on January 1, 2007	$3.0
Additions for tax positions related to
2007	1.5
2006 and prior years	.3

Balance at December 31, 2007	$4.8

If recognized, this amount would affect our effective tax rate; however, we do not expect that unrecognized tax benefits for tax positions taken with respect to 2007 and prior years will significantly change in 2008. Our United States federal tax obligations have been settled through the year 2000. Net interest recoverable recognized in our balance sheets was $1.8 million at December 31, 2006, and $3.1 million at December 31, 2007. Interest recognized as part of our provision for income taxes was not material in 2007.
NOTE 9 — COMMON STOCK AND STOCK-BASED COMPENSATION PROGRAMS.
REPURCHASE AUTHORIZATION.
As of December 31, 2007, the Board of Directors has authorized the future repurchase of up to 12,627,467 common shares. At December 31, 2007, accounts payable and accrued expenses includes $8.6 million representing the unsettled liability for common stock repurchases.
DIVIDENDS.
Cash dividends declared per share were $.485 in 2005, $.59 in 2006, and $.75 in 2007.
SHARES AUTHORIZED FOR STOCK-BASED COMPENSATION PROGRAMS.
At December 31, 2007, 62,792,227 shares of unissued common stock were reserved for issuance under our stock-based compensation plans. Additionally, 3,360,000 shares are reserved for issuance under a plan whereby substantially all employees may acquire common stock through payroll deductions at prevailing market prices. We believe that our stock-based compensation programs align the interests of our employees and directors with those of our common stockholders.
STOCK OPTIONS.
The following table summarizes the status of and changes in our stock option grants during 2007.

			Weighted-
			average
		Weighted-	remaining
		average	contractual
		exercise	term (in
	Options	price	years)
Outstanding at beginning of 2007	43,770,758	$25.97
Annual grants	5,202,000	$50.02
New hire grants	111,000	$52.68
Reload grants	1,363,082	$53.74
Exercised	(8,814,196)	$20.15
Forfeited or cancelled	(602,469)	$33.15

Outstanding at end of 2007	41,030,175	$31.16	6.2

Exercisable at end of 2007	24,287,935	$24.59	4.7

The total intrinsic value of options exercised was $165.4 million in 2005, $213.1 million in 2006, and $300.1 million in 2007. At December 31, 2007, the aggregate intrinsic value of options outstanding was $1.2 billion and of options exercisable was $.9 billion.
STOCK AWARDS.
The following table summarizes the status of and changes in our nonvested restricted shares and restricted stock units during 2007.

			Weighted-
		Restricted	average
	Restricted	stock	grant-date
	shares	units	fair value
Nonvested at beginning of 2007	104,500	36,000	$43.01
Granted to employees	284,650	133,050	$50.53
Granted to directors	4,800	7,222	$55.69
Vested (value at vest date was $6.4 million)	(67,000)	(36,022)	$42.59
Forfeited	(7,650)	—	$45.74

Nonvested at end of 2007	319,300	140,250	$50.23

FUTURE STOCK-BASED COMPENSATION EXPENSE.
The following table presents the compensation expense (in millions) to be recognized over the separate vesting periods of the 16,742,240 nonvested options and 459,550 restricted shares and restricted stock units outstanding at December 31, 2007. Estimated future compensation expense will change to reflect future option grants, including reloads; future awards of unrestricted shares, restricted shares, and restricted stock units; changes in estimated forfeitures; and adjustments for actual forfeitures.

First quarter 2008	$17.8
Second quarter 2008	17.7
Third quarter 2008	17.3
Fourth quarter 2008	12.7
2009 through 2012	67.8

Total	$133.3

NOTE 10 — OTHER COMPREHENSIVE INCOME.
The following table reconciles our unrealized holding gains and losses (in millions) to that recognized in other comprehensive income.

	2005	2006	2007
Unrealized holding gains on our investments in sponsored mutual funds	$12.1	$38.0	$43.9
Less gains on mutual fund investments realized in other investment income, using average cost	.0	6.3	5.2

	12.1	31.7	38.7
Unrealized holding gains (losses)on debt securities held by our savings bank subsidiary	(1.5)	.5	1.5

	10.6	32.2	40.2
Deferred income taxes	(3.8)	(11.4)	(14.5)

Unrealized holding gains, recognized in other comprehensive income	$6.8	$20.8	$25.7

The components of accumulated other comprehensive income (in millions) at December 31, 2007, are presented below.

Unrealized holding gains on
Investments in sponsored mutual funds	$147.0
Debt securities held by savings bank subsidiary	—

147.0
Deferred income taxes	(52.0)

$95.0

NOTE 11 — OTHER DISCLOSURES.
We occupy certain office facilities and rent computer and other equipment under noncancelable operating leases. Related rental expense was $23.5 million in 2005, $24.1 million in 2006, and $25.6 million in 2007. Future minimum payments under these leases aggregate $27.1 million in 2008, $24.3 million in 2009, $23.0 million in 2010 and in 2011, $21.5 million in 2012, and $104.7 million in later years.
In the second quarter of 2006, we voluntarily terminated our $300 million bank-syndicated credit facility.
Our consolidated stockholders’ equity at December 31, 2007, includes $64 million that is restricted as to use by various regulations and agreements arising in the ordinary course of our business.
From time to time, various claims against us arise in the ordinary course of business, including employment-related claims. In the opinion of management, after consultation with counsel, the likelihood that an adverse determination in one or more pending claims would have a material adverse effect on our financial position or results of operations is remote.
Compensation expense recognized for our defined contribution retirement plans was $35.7 million in 2005, $38.8 million in 2006, and $44.1 million in 2007.

NOTE 12 — SUPPLEMENTARY QUARTERLY FINANCIAL DATA (Unaudited).

			Basic	Diluted
			earnings	earnings
	Net	Net	per	per
	revenues	income	share	share
	(in millions)
2006
1st quarter	$429.3	$116.7	$.44	$.42
2nd quarter	$446.0	$135.7	$.51	$.49
3rd quarter	$450.6	$128.3	$.49	$.46
4th quarter	$489.1	$148.9	$.56	$.53

2007
1st quarter	$508.4	$142.9	$.54	$.51
2nd quarter	$551.1	$162.2	$.61	$.58
3rd quarter	$571.0	$174.8	$.66	$.63
4th quarter	$597.8	$190.7	$.72	$.68
The sum of quarterly earnings per share may not equal annual earnings per share because the computations are done independently.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:
We have audited the accompanying consolidated balance sheets of T. Rowe Price Group, Inc. and subsidiaries (“the Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in the summary of significant accounting policies accompanying the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation with the adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 6, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Baltimore, Maryland
February 6, 2008

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of December 31, 2007, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including our Form 10-K annual report, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the fourth quarter of 2007, and has concluded that there was no change during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s report on our internal control over financial reporting and the attestation report of KPMG LLP follow.

Report of Management on Internal Control Over Financial Reporting
To the Stockholders of T. Rowe Price Group, Inc.:
We, together with other members of management of T. Rowe Price Group, are responsible for establishing and maintaining adequate internal control over the company’s financial reporting. Internal control over financial reporting is the process designed under our supervision, and effected by the company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2007, in relation to criteria described in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, we believe that the company’s internal control over financial reporting was effective as of December 31, 2007.
KPMG LLP, an independent registered public accounting firm, has audited our financial statements that are included in this annual report and expressed an unqualified opinion thereon. KPMG has also expressed an unqualified opinion on the effective operation of our internal control over financial reporting as of December 31, 2007.
February 6, 2008
/s/ James A.C. Kennedy
Chief Executive Officer and President
/s/ Kenneth V. Moreland
Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:
We have audited T. Rowe Price Group, Inc. and subsidiaries’ (“the Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, T. Rowe Price Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 6, 2008, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Baltimore, Maryland
February 6, 2008

Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item as to the identification of our executive officers is furnished in a separate item at the end of Part I of this Report. Other information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2008 Annual Meeting of our stockholders.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Item 14. Principal Accounting Fees and Services.
Information required by these items is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2008 Annual Meeting of our stockholders.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following documents are filed as part of this report.
(1)	Financial Statements: See Item 8 of Part II of this report.

(2)	Financial Statement Schedules: None.

(3)	The following exhibits required by Item 601 of Regulation S-K are filed herewith, except for Exhibit 32 that is furnished herewith. Management contracts and compensatory plans and arrangements are filed as Exhibits 10.06 through 10.21.
3(i)	Amended and Restated Charter of T. Rowe Price Group, Inc. as of March 9, 2001. (Incorporated by reference from Form 10-K for 2000; Accession No. 0001113169-01-000003.)

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of December 13, 2007. (Incorporated by reference from Form 8-K Current Report as of December 13, 2007; Accession No. 0000950133-07-005002.)

10.01.1	Representative Investment Management Agreement with most of the T. Rowe Price mutual funds. (Incorporated by reference from Form 485BPOS; Accession No. 0000216907-05-000006.)

10.01.2	Amendment to representative Investment Management Agreement with most of the T. Rowe Price mutual funds. (Incorporated by reference from Form 485BPOS; Accession No. 0001267862-05-000006.)

10.02	Representative Underwriting Agreement between a T. Rowe Price mutual funds and T. Rowe Price Investment Services, Inc. (Incorporated by reference from Form N-1A/A; Accession No. 0001368135-06-000014.)

10.03	Transfer Agency and Service Agreement dated as of January 1, 2007, between T. Rowe Price Services, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS; Accession No. 0000871839-07-000078.)

10.04	Agreement dated January 1, 2007, between T. Rowe Price Retirement Plan Services, Inc. and certain of the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS; Accession No. 0000871839-07-000078.)

10.05	Second Amended, Restated and Consolidated Lease Agreement dated November 9, 2004, between East Pratt Street Associates Limited Partnership and T. Rowe Price Associates, Inc. (Incorporated by reference from Form 10-K for 2004; Accession No. 0000950133-05-000815.)

10.06	1995 Director Stock Option Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0000933259-95-000009.)

10.07	1998 Director Stock Option Plan, as Amended and Restated effective December 16, 2004, including forms of option agreements. (Incorporated by reference from Form 10-K for 2004; Accession No. 0000950133-05-000815.)

10.08	2007 Non-Employee Director Equity Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0001113169-07-000018.)

10.09	Form of option agreement available for awards issued under the 2007 Non-Employee Director Equity Plan (Incorporated by reference from Form S-8; Accession No. 0000950133-07-001664.)

10.10	Form of restricted stock agreement available for awards issued under the 2007 Non-Employee Director Equity Plan (Incorporated by reference from Form S-8; Accession No. 0000950133-07-001664.)

10.11	Form of restricted stock units agreement available for awards issued under the 2007 Non-Employee Director Equity Plan (Incorporated by reference from Form S-8; Accession No. 0000950133-07-001664.)

10.12	Schedule of Non-Employee Director Compensation, as amended April 12, 2007. (Incorporated by reference from Form 10-Q for the quarterly period ended March 31, 2007; Accession No. 0000950133-07-001865.)

10.13	T. Rowe Price Group, Inc. Outside Directors Deferred Compensation Plan. (Incorporated by reference from Form 10-K for 2004; Accession No. 0000950133-05-000815.)

10.14	1993 Stock Incentive Plan. (Incorporated by reference from Form S-8 Registration Statement [File No. 33-72568].)

10.15	1996 Stock Incentive Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0001006199-96-000031.)

10.16.1	2001 Stock Incentive Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0001113169-01-000002.)

10.16.2	First Amendment to 2001 Stock Incentive Plan dated April 8, 2004. (Incorporated by reference from Form DEF 14A; Accession No. 0001113169-04-000023.)

10.17	2004 Stock Incentive Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0001113169-04-000023.)

10.18	Forms of agreements available for stock-based awards issued under the 2001 and 2004 Stock Incentive Plans.

10.19	Annual Incentive Compensation Pool. (Incorporated by reference from Form DEF 14A; Accession No. 0001113169-03-000001.)

10.20	Consulting Agreement dated January 23, 2007, with George A. Roche. (Incorporated by reference from Form 8-K Current Report as of January 23, 2007; Accession No. 0000950133-07-000205.)

10.21	Consulting Agreement dated January 31, 2006, with James S. Riepe. (Incorporated by reference from Form 8-K Current Report as of January 31, 2006; Accession No. 0000950133-06-000434.)

14	Code of Ethics for Principal Executive Officer and Senior Financial Officers of T. Rowe Price Group, Inc. under the Sarbanes-Oxley Act of 2002.

21	Subsidiaries of T. Rowe Price Group, Inc.

23	Consent of Independent Registered Public Accounting Firm, KPMG LLP.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.
SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 7, 2008.
T. Rowe Price Group, Inc.
By: /s/ James A.C. Kennedy, Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 7, 2008.
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