Form 10-Q
period 2008-03-31
PRICE T ROWE GROUP INC
filed 2008-04-24
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
Commission File Number: 000-32191
T. ROWE PRICE GROUP, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-2264646

(State of incorporation)	(I.R.S. Employer Identification No.)
100 East Pratt Street, Baltimore, Maryland 21202
(Address, including Zip Code, of principal executive offices)
(410) 345-2000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, April 22, 2008, is 259,699,654.
The exhibit index is at Item 6 on page 15.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2007	3/31/2008
ASSETS
Cash and cash equivalents	$785.1	$610.2
Accounts receivable and accrued revenue	265.3	259.1
Investments in sponsored mutual funds	773.0	725.1
Debt securities held by savings bank subsidiary	126.9	130.4
Other investments	102.3	103.8
Property and equipment	358.3	371.2
Goodwill and other intangible assets	668.8	668.6
Other assets	97.6	81.0

Total assets	$3,177.3	$2,949.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$99.5	$98.7
Accrued compensation and related costs	81.1	86.7
Income taxes payable	41.7	68.1
Dividends payable	63.6	—
Customer deposits at savings bank subsidiary	114.3	117.6

Total liabilities	400.2	371.1

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, undesignated, $.20 par value - authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value — authorized 500,000,000 shares (increased to 750,000,000 shares on April 10, 2008); issued 264,605,000 shares in 2007 and 259,575,000 shares in 2008	52.9	51.9
Additional capital in excess of par value	295.8	304.8
Retained earnings	2,333.4	2,157.6
Accumulated other comprehensive income	95.0	64.0

Total stockholders’ equity	2,777.1	2,578.3

	$3,177.3	$2,949.4

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended
	3/31/2007	3/31/2008
Revenues
Investment advisory fees	$425.0	$470.1
Administrative fees	83.1	88.8
Investment income of savings bank subsidiary	1.5	1.5

Total revenues	509.6	560.4
Interest expense on savings bank deposits	1.2	1.3

Net revenues	508.4	559.1

Operating expenses
Compensation and related costs	184.2	207.4
Advertising and promotion	31.8	36.5
Depreciation and amortization of property and equipment	13.7	15.0
Occupancy and facility costs	21.4	25.1
Other operating expenses	38.4	45.0

	289.5	329.0

Net operating income	218.9	230.1

Non-operating investment income	11.8	14.3

Income before income taxes	230.7	244.4
Provision for income taxes	87.8	92.9

Net income	$142.9	$151.5

Earnings per share
Basic	$.54	$.58

Diluted	$.51	$.55

Dividends declared per share	$.17	$.24

Weighted average shares
Outstanding	265.4	261.7

Outstanding assuming dilution	279.8	273.5

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three months ended
	3/31/2007	3/31/2008
Cash flows from operating activities
Net income	$142.9	$151.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	13.7	15.0
Stock-based compensation expense	16.8	18.4
Intangible asset amortization	0.1	0.2
Other changes in assets and liabilities	68.2	73.5

Net cash provided by operating activities	241.7	258.6

Cash flows from investing activities
Investments in sponsored mutual funds	(29.5)	(2.2)
Additions to property and equipment	(26.9)	(29.9)
Other investing activity	(4.4)	(2.0)

Net cash used in investing activities	(60.8)	(34.1)

Cash flows from financing activities
Repurchases of common stock	(23.2)	(294.9)
Common share issuances under stock-based compensation plans	26.8	18.3
Dividends paid to stockholders	(45.1)	(126.1)
Change in savings bank subsidiary deposits	(1.3)	3.3

Net cash used in financing activities	(42.8)	(399.4)

Cash and cash equivalents
Net change during period	138.1	(174.9)
At beginning of year	773.0	785.1

At end of period	$911.1	$610.2

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

			Additional		Accumulated
	Common		capital in		other	Total
	shares	Common	excess of	Retained	comprehensive	stockholders’
	outstanding	stock	par value	earnings	income	equity
Balances at December 31, 2007	264,605	$52.9	$295.8	$2,333.4	$95.0	$2,777.1
Common stock-based compensation plans activity
Shares issued upon option exercises	870	.2	18.8			19.0
Shares issued upon vesting of restricted stock units	2	.0	(.1)			(.1)
Restricted shares issued	3	.0	.0			.0
Restricted shares forfeited	(3)	.0	.0	.0		.0
Stock-based compensation expense			18.4			18.4
Common shares repurchased	(5,902)	(1.2)	(28.1)	(264.8)		(294.1)
Comprehensive income
Net income				151.5
Change in unrealized security holding gains, net of taxes					(31.0)
Total comprehensive income						120.5
Dividends declared and related tax benefits			.0	(62.5)		(62.5)

Balances at March 31, 2008	259,575	$51.9	$304.8	$2,157.6	$64.0	$2,578.3

The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — THE COMPANY AND BASIS OF PREPARATION.
T. Rowe Price Group derives its consolidated revenues and net income primarily from investment advisory services that its subsidiaries provide to individual and institutional investors in the sponsored T. Rowe Price mutual funds and other investment portfolios. We also provide our investment advisory clients with related administrative services, including mutual fund transfer agent, accounting and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; discount brokerage; and trust services. While investors that we serve are primarily domiciled in the United States of America, investment advisory clients outside the United States account for nearly 10% of our assets under management at March 31, 2008.
Investment advisory revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations.
These unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments that are, in the opinion of management, necessary to a fair statement of our results for the interim periods presented. All such adjustments are of a normal recurring nature.
The unaudited interim financial information contained in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2007 Annual Report.
NOTE 2 — INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.
Accounts receivable from our sponsored mutual funds for advisory fees and advisory-related administrative services aggregate $144.6 million at December 31, 2007, and $134.5 million at March 31, 2008.
Revenues (in millions) from advisory services provided under agreements with our sponsored mutual funds and other investment clients include:

	Three months ended
	3/31/2007	3/31/2008
Sponsored mutual funds in the U.S.
Stock and blended asset	$263.2	$282.4
Bond and money market	42.6	51.2

	305.8	333.6
Other portfolios	119.2	136.5

Total investment advisory fees	$425.0	$470.1

The following table summarizes the various investment portfolios and assets under management (in billions) on which we earn advisory fees.

	Average during
	the first quarter
	2007	2008	12/31/2007	3/31/2008
Sponsored mutual funds in the U.S.
Stock and blended asset	$174.6	$184.7	$200.6	$182.8
Bond and money market	39.0	46.5	45.4	47.7

	213.6	231.2	246.0	230.5
Other portfolios	130.0	147.7	154.0	148.1

	$343.6	$378.9	$400.0	$378.6

Fees for advisory-related administrative services provided to our sponsored mutual funds during the first quarter were $66.0 million in 2007 and $72.0 million in 2008.
NOTE 3 — FAIR VALUE MEASUREMENTS.
The following disclosures are made in conjunction with the initial application of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, in 2008.
We value our investments in sponsored mutual funds at the quoted closing net asset values, or NAVs, per share of each mutual fund last reported as of the balance sheet date.

Our investments in marketable debt securities, including mortgage- and other asset-backed securities held by our savings bank subsidiary, are reported at fair value. These debt securities are generally traded in the over-the-counter (OTC) market. Securities with original maturities of one year or more are valued by us based on prices furnished by dealers who make markets in such securities or by an independent pricing service, which considers the yield or price of bonds of comparable quality, coupon, maturity, and type, as well as prices quoted by dealers who make markets in such securities. Securities with original maturities of less than one year generally use amortized cost to approximate fair value; however, if amortized cost is deemed not to reflect fair value, such securities are valued by us based on prices furnished by dealers who make markets in such securities or by an independent pricing service.
We determine the fair value of our investments using three broad levels of inputs:
Level 1 — quoted prices in active markets for identical securities.
Level 2 — observable inputs other than Level 1 quoted prices including, but not limited to, quoted prices for similar securities, interest rates, prepayment speeds, and credit risk. These inputs are based on market data obtained from independent sources.
Level 3 — unobservable inputs reflecting our own assumptions based on the best information available. We do not have any investments valued using Level 3 inputs.
These levels are not necessarily an indication of the risk or liquidity associated with the investments. The following table summarizes our investments (in millions) at March 31, 2008, that are recognized in our balance sheet using fair value measurements determined based on the differing levels of inputs.

	Level 1	Level 2
Cash equivalents	$557.0
Investments in sponsored mutual funds	725.1
Debt securities held by savings bank subsidiary	—	$130.4
Other investments in marketable equity securities	.1	—

	$1,282.2	$130.4

We have not applied the provisions of SFAS No. 157 related to disclosures surrounding nonfinancial assets, such as goodwill, and nonfinancial liabilities. In February 2008, the FASB deferred the required implementation of these disclosures until 2009.
NOTE 4 — COMMON STOCK.
Authorized shares.
At our annual meeting on April 10, 2008, our stockholders approved a charter amendment increasing our authorized common shares ($.20 par value) from 500,000,000 to 750,000,000. Our board of directors had duly approved and advised the amendment at their meeting on February 14, 2008.
Unsettled liability for common shares repurchased.
Accounts payable and accrued expenses includes $8.6 million at December 31, 2007, and $7.8 million at March 31, 2008, representing the unsettled liability for common stock repurchases made on the last three business days before month end.
Stock options.
The following table summarizes the status of and changes in our stock option grants during the first quarter of 2008.

		Weighted-
		average
		exercise
	Options	price
Outstanding at beginning of 2008	41,030,175	$31.16
New hire grants	1,000	$58.81
Reload grants	95,612	$49.24
Exercised	(1,127,229)	$20.03
Forfeited or cancelled	(314,200)	$39.30

Outstanding at March 31, 2008	39,685,358	$31.46

Exercisable at March 31, 2008	23,264,518	$24.92

Stock awards.
The following table summarizes the status of and changes in our nonvested restricted shares and restricted stock units during the first quarter of 2008.

			Weighted-
		Restricted	average
	Restricted	stock	grant-date
	shares	units	fair value
Nonvested at beginning of 2008	319,300	140,250	$50.23
Granted to employees	2,500	3,000	$54.80
Dividend equivalents granted to directors	—	69	$50.42
Vested	—	(3,569)	$48.30
Forfeited	(3,000)	(2,500)	$49.67

Nonvested at March 31, 2008	318,800	137,250	$50.30

Future stock-based compensation expense.
The following table presents the compensation expense (in millions) to be recognized over the separate vesting periods of the 16,420,840 nonvested options and 456,050 restricted shares and restricted stock units outstanding at March 31, 2008. Estimated future compensation expense will change to reflect future option grants, including reloads; future awards of unrestricted shares, restricted shares, and restricted stock units; changes in estimated forfeitures; and adjustments for actual forfeitures.

Second quarter 2008	$17.7
Third quarter 2008	17.3
Fourth quarter 2008	12.7
2009 through 2013	67.9

Total	$115.6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:
We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of March 31, 2008, the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2007 and 2008, and the related condensed consolidated statement of stockholders’ equity for the three-month period ended March 31, 2008. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of income, cash flows, and stockholders’ equity for the year then ended (not presented herein); and in our report dated February 6, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP
Baltimore, Maryland
April 23, 2008

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL.
Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our sponsored mutual funds and other managed investment portfolios. Investment advisory clients outside the United States account for nearly 10% of our assets under management at March 31, 2008.
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
The aftermath of the subprime mortgage market implosion in 2007 and the recent credit crisis continued to impact the financial markets into 2008. Equities around the world declined dramatically in the early weeks of January. Weaker-than-expected economic data, particularly on U.S. employment and retail spending, and the restraining effect of bank capital write-downs on credit availability combined to raise the downside risk in the near-term economic outlook. The Federal Reserve acted quickly with a forceful easing of U.S. monetary policy that reduced the federal funds rate by 200 basis points during the quarter to 2.25% at the end of March. Further help in the form of a fiscal stimulus package from the U.S. Congress and President became law on February 13. Market turmoil continued into March when the near collapse of an investment bank and securities trading firm was averted and the Federal Reserve began to make available lending to securities dealers in order to increase liquidity. Despite these aggressive actions, investor sentiment deteriorated as the continuing housing market downturn, rising energy and other commodity prices, weakness in the manufacturing and service sectors, and sluggish job growth raised concerns that the U.S. economy was slipping into a recession.
In this troubled environment, major U.S. stock indexes fell sharply in the first quarter of 2008 but closed above their worst levels. The broad S&P 500 Index of large-cap companies in leading industries of the U.S. economy produced a negative 9.45% return in the first quarter while the NASDAQ Composite Index, which is heavily weighted with technology companies, fared even worse, down 14.1% (excluding dividends).
Stocks outside the United States also slumped, even though a sharply weaker U.S. dollar reduced the magnitude of losses in dollar terms. Emerging markets performed worst, led by shares in Asia; in particular, the Shanghai Stock Exchange Composite was down 43% at March 31, 2008, from its peak in October 2007. Developed markets also declined, with European markets underperforming Japanese shares. The MSCI EAFE Index, which measures the performance of mostly large-cap stocks in Europe, Australasia, and the Far East, produced a negative 8.8% return.
The yield on 10-year U.S. Treasuries was 3.45% at March 31, 2008, down 59 basis points from the end of 2007. Short-term interest rates fell more than long-term rates during the quarter, resulting in a steeper Treasury yield curve at quarter end. U.S. Treasury bonds produced strong returns, though returns on debt securities overall were mixed as the credit crunch continued with investors favoring securities of the highest credit quality and liquidity. The Lehman Brothers U.S. Aggregate Index for bonds returned 2.17% for the quarter, while the Credit Suisse High Yield index had a negative 2.90% return. High-yield corporate bonds fared worst as investors anticipated that the weakening economy and tighter credit conditions would lead to higher defaults from riskier issuers. Global bonds, as measured by the Lehman Brothers Global Aggregate ex-US Dollar Bond Index, had a positive 9.32% return for the quarter, driven largely by the weaker U.S. dollar.
In the unsettled financial environment of early 2008, investors entrusted record quarterly net inflows of $9.7 billion to our management. Total assets under our management ended the quarter at $378.6 billion, down 5.4% from the end of 2007. The change (in billions) during the first quarter of 2008 occurred as follows.

Assets under management at December 31, 2007	$400.0

Net cash inflows
Sponsored mutual funds in the U.S.	3.7
Other portfolios	6.0

9.7
Market valuation decreases, net of income	(31.1)
Decrease during the first quarter	(21.4)

Assets under management at March 31, 2008	$378.6

Assets under management at March 31, 2008, include $297.3 billion in equity and blended asset investment portfolios and $81.3 billion in fixed income investment portfolios. The investment portfolios that we manage consist of $230.5 billion in the T. Rowe Price mutual funds distributed in the United States and $148.1 billion in other investment portfolios, including separately managed accounts, sub-advised funds, and other sponsored investment funds offered to investors outside the U.S. and through variable annuity life insurance plans.
We incur significant expenditures to attract new investment advisory clients and additional investments from our existing clients. These efforts involve costs that generally precede any future revenues that we may recognize from increases to our assets under management.

RESULTS OF OPERATIONS — First quarter 2008 versus first quarter 2007.
Investment advisory revenues were up almost 11%, or $45.1 million, to $470.1 million as average assets under our management increased $35.3 billion to $378.9 billion. The average annualized fee rate earned on our assets under management was 49.9 basis points during the first quarter of 2008, virtually unchanged from the 50.2 basis points earned in 2007.
Net revenues increased 10%, or $50.7 million, to $559.1 million. Operating expenses were $329.0 million in the first quarter of 2008, up almost 14% or $39.5 million from the 2007 quarter. Overall, net operating income for the first quarter of 2008 increased $11.2 million, or 5%, to $230.1 million. Higher operating expenses and decreases in market valuations, which reduced our assets under management and advisory revenues, resulted in our operating margin declining to 41.2% in the first quarter of 2008 from 43.1% in the first quarter of 2007. Net income increased $8.6 million, or 6%, to $151.5 million for the first three months of 2008 and diluted earnings per share increased to $.55, up $.04 or nearly 8% as our weighted average shares outstanding have decreased due to our common share repurchases during the last twelve months.
Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States increased 9%, or $27.8 million, to $333.6 million. Average mutual fund assets were $231.2 billion in the first quarter of 2008, an increase of 8% from the average for the comparable 2007 quarter. Mutual fund assets at March 31, 2008 were $230.5 billion, down $15.5 billion or 6% from the end of 2007.
Net inflows to the mutual funds were $3.7 billion during the first quarter of 2008. Our international and global stock funds had net inflows of $1.7 billion, our bond funds added $1.2 billion and the money funds added $.8 billion. While U.S. domestic stock funds were flat overall, the Growth Stock fund attracted $.8 billion of net inflows during the first quarter of 2008. Lower market valuations, net of the funds’ income, decreased our assets under management by $19.2 billion. During the 2008 quarter, net fund inflows of $2.8 billion originated in our target-date Retirement Funds, which in turn invest in other T. Rowe Price funds.
Investment advisory revenues earned on the other investment portfolios that we manage increased $17.3 million, or 14.5%, to $136.5 million. Average assets in these portfolios were $147.7 billion during the first quarter of 2008, up $17.7 billion or nearly 14% from the first quarter of 2007. Lower market valuations also negatively impacted these portfolios during the first quarter of 2008, decreasing them by $11.9 billion. Net inflows of $6.0 billion from U.S. and international institutional investors and third-party financial intermediaries only partially offset the market losses.
Administrative fees increased $5.7 million to $88.8 million. The change in these revenues includes $.7 million from 12b-1 distribution fees recognized on greater assets under management in the Advisor and R classes of our sponsored mutual fund shares. The balance of the increase is primarily attributable to our mutual fund servicing activities for the mutual funds and their investors. Changes in administrative fees are generally offset by similar changes in related operating expenses that are incurred to distribute the Advisor and R class fund shares through third party financial intermediaries and to provide services to the funds and their investors.
Our largest expense, compensation and related costs, increased $23.2 million, or nearly 13% versus the first quarter of 2007. This increase includes $10.1 million in salaries resulting from a 9.8% increase in our average staff count and an increase of our associates’ base salaries at the beginning of the year. At March 31, 2008, we employed 5,203 associates, up 2.4% from the end of 2007, primarily to handle increased volume-related activities and other growth. The increased compensation costs also include a $6.7 million increase in our annual bonus accrual, which is based on our operating results and considers our relative and risk-adjusted investment performance, our growth in assets under management and net investor inflows, and the high quality of our investor services. Lastly, the first quarter 2008 costs also include $6.4 million for higher employee benefits and employment expenses, including an increase of $1.6 million in non-cash stock-based compensation.
Advertising and promotion expenditures increased $4.7 million compared to the first quarter of 2007 and only $.7 million from the fourth quarter of last year. Uncertain market conditions have caused us to decrease our planned spending in this area. We now expect spending on advertising and promotion will be up about 5% in the second quarter from the comparable 2007 quarter and about 7% for the full year versus 2007. We vary our level of spending based on market conditions and investor demand as well as our efforts to expand our investor base in the United States and abroad.
Occupancy and facility costs together with depreciation expense increased $5.0 million. We are expanding and renovating our facilities to accommodate additional associates to meet greater business demands.
Other operating expenses were up $6.6 million, or 17%, including $.7 million of higher distribution expenses recognized on greater assets under management sourced from financial intermediaries that distribute our Advisor and R classes of mutual fund shares. These distribution costs are offset by the equal increase in our administrative revenues recognized from the 12b-1 fees discussed above. Additionally, consulting and professional fees, travel, information services, and other costs have risen to meet increased business demands.

Our non-operating investment income, which includes interest income as well as the recognition of investment gains and losses, increased $2.5 million. A $3.6 million decrease in interest income due to smaller cash positions and lower interest rates was more than offset by gains from other investments and foreign currency exchange rate fluctuations.
The first quarter 2008 provision for income taxes as a percentage of pretax income has been recognized at a rate of 38.0%, up from 37.7% for the year 2007. We currently estimate that our effective tax rate will be about 38.2% for the year 2008 reflecting changes in state income tax rates and regulations.
CAPITAL RESOURCES AND LIQUIDITY.
Operating activities during the first quarter of 2008 provided cash flows of $258.6 million, up $16.9 million from the 2007 period, including increased net income of $8.6 million and non-cash depreciation, amortization and stock-based compensation expense of $3.0 million. Increased timing differences in the cash settlements of our assets and liabilities added $5.3 million. Our interim operating cash outflows do not include bonus compensation that is accrued throughout the year before being substantially paid out in December of each year.
Net cash used in investing activities totaled $34.1 million, down $26.7 million from the 2007 period. In the first quarter of 2007, we invested $27.3 million more in our sponsored mutual funds. Over the course of 2006 and 2007, we increased our fund holdings from our available cash balances by investing more than $457 million into our portfolio of mutual fund investments.
Net cash used in financing activities was $399.4 million in the first quarter of 2008, up $356.6 million from the 2007 period. We increased our expenditures for common stock repurchases by $271.7 million as the repurchase program begun in the first quarter of 2007 has continued into 2008. Our cash outflows for dividends paid increased $81.0 million. During the first quarter of 2008, we changed our policy regarding the timing of dividend payments such that our quarterly dividends are now declared and paid in the same quarter. As such, our first quarter 2008 includes both the payout of the fourth quarter 2007 and first quarter 2008 dividends. Additionally, we increased the quarterly dividend payment from $.17 per share made in each of the four 2007 quarters to $.24 per share beginning with the payment made in January 2008.
Our cash and cash equivalents, investments in sponsored mutual funds, and other investments in U.S. Treasury notes total $1.4 billion at March 31, 2008. Given the availability of these balances, we have not had any available external source of liquidity since the second quarter of 2006 when we voluntarily terminated our $300 million bank-syndicated credit facility.
We have lowered our anticipated property and equipment expenditures for the year 2008, including those for the build-out of an expansion of our operating facilities, to about $180 million. We expect to fund these capital expenditures from our cash balances.
NEWLY ADOPTED ACCOUNTING STANDARD.
See Note 3 to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q report for disclosures made in conjunction with our adoption of SFAS No. 157, Fair Value Measurements, during the first quarter.
FORWARD-LOOKING INFORMATION.
From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this report, may contain certain forward-looking information, including information or anticipated information relating to changes in our revenues and net income, changes in the amount and composition of our assets under management, our expense levels, our estimated effective income tax rate, and our expectations regarding financial markets and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A, Risk Factors, of our Form 10-K Annual Report for 2007. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in the information provided in Item 7A of the Form 10-K Annual Report for 2007.
Item 4. Controls and Procedures.
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of March 31, 2008, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the first quarter of 2008, and has concluded that there was no change during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
In September 2003, a purported class action (T.K. Parthasarathy, et al., including Woodbury, v. T. Rowe Price International Funds, Inc., et al.) was filed in the Circuit Court, Third Judicial Circuit, Madison County, Illinois, against T. Rowe Price International and the T. Rowe Price International Funds with respect to the T. Rowe Price International Stock Fund. The basic allegations in the case were that the T. Rowe Price defendants did not make appropriate price adjustments to the foreign securities owned by the T. Rowe Price International Stock Fund prior to calculating the Fund’s daily share prices, thereby allegedly enabling market timing traders to trade the Fund’s shares in such a way as to disadvantage long-term investors. Following years of procedural litigation in State and Federal courts, the case was remanded to the State Court and, in February 2008, resolved and dismissed with prejudice without a material adverse effect on our financial position or results of operations.
Item 1A. Risk Factors.
There has been no material change in the information provided in Item 1A of our Form 10-K Annual Report for 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)	Repurchase activity during the first quarter of 2008 conducted pursuant to the Board of Directors’ authorization of February 15, 2007, follows.

		Average	Total Number of	Maximum Number
		Price	Shares Purchased as	of Shares that May
	Total Number of	Paid per	Part of Publicly	Yet Be Purchased
Month	Shares Purchased	Share	Announced Program	Under the Program
January	1,159,400	$51.97	1,159,400	11,468,067
February	3,473,334	49.95	3,473,334	7,994,733
March	1,269,068	47.58	1,269,068	6,725,665

Total	5,901,802	$49.84	5,901,802

Item 4. Submission of Matters to a Vote of Security Holders.
The annual meeting of our stockholders was held on April 10, 2008. The proxy statement and solicitation pertaining to this meeting were previously filed with the Commission. Shares eligible to vote were 262,591,366 at the record date of February 11, 2008. The nine nominees for the Board of Directors were elected to hold office until the next annual meeting of stockholders and until their respective successors are elected and qualify. The tabulation of votes was:

Nominee	For	Against	Abstain
Edward C. Bernard	230,474,011	6,537,820	2,159,365
James T. Brady	233,143,311	3,634,991	2,392,895
J. Alfred Broaddus, Jr.	234,784,839	2,161,263	2,225,094
Donald B. Hebb, Jr.	228,637,049	8,239,524	2,294,622
James A.C. Kennedy	230,949,351	6,096,217	2,125,628
Brian C. Rogers	230,511,769	6,500,717	2,158,710
Dr. Alfred Sommer	234,711,790	2,203,057	2,256,349
Dwight S. Taylor	234,813,290	2,100,445	2,257,461
Anne Marie Whittemore	230,994,308	5,833,095	2,343,793
The charter amendment increasing the authorized shares of common stock from 500,000,000 to 750,000,000 was approved by a vote of 227,780,786 for; 9,246,432 against; and 2,143,978 abstentions. The appointment of KPMG LLP as the company’s independent registered public accounting firm for 2008 was ratified by a vote of 233,528,748 for; 3,573,150 against; and 2,069,298 abstentions.

Item 5. Other Information.
On April 24, 2008, we issued a press release reporting our results of operations for the first quarter of 2008. A copy of that press release is furnished herewith as Exhibit 99. The information in this Item 5 and in Exhibit 99 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.
Item 6. Exhibits.
The following exhibits required by Item 601 of Regulation S-K are furnished herewith.

3(i).1	Charter of T. Rowe Price Group, Inc., as Amended by Articles of Amendment dated April 10, 2008.

3(i).2	Form of Articles of Amendment to Charter of T. Rowe Price Group, Inc. as submitted to stockholders and approved at their annual meeting on April 10, 2008. (Incorporated by reference from Form DEF 14A dated February 29, 2008; Accession No. 0000950133-08-000882.)

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of December 13, 2007. (Incorporated by reference from Form 8-K Current Report as of December 13, 2007; Accession No. 0000950133-07-005002.)

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99	Press release issued April 24, 2008, reporting our results of operations for the first quarter of 2008.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 24, 2008.

T. Rowe Price Group, Inc.
by:	/s/ Kenneth V. Moreland Vice President and Chief Financial Officer