Form 10-Q
period 2008-06-30
PRICE T ROWE GROUP INC
filed 2008-07-25
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, July 23, 2008, is 258,744,897.
The exhibit index is at Item 6 on page 15.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2007	6/30/2008
ASSETS
Cash and cash equivalents	$785.1	$681.2
Accounts receivable and accrued revenue	265.3	262.1
Investments in sponsored mutual funds	773.0	730.5
Debt securities held by savings bank subsidiary	126.9	124.7
Other investments	102.3	90.8
Property and equipment	358.3	382.7
Goodwill and other intangible assets	668.8	668.5
Other assets	97.6	109.3

Total assets	$3,177.3	$3,049.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$99.5	$93.2
Accrued compensation and related costs	81.1	157.5
Income taxes payable	41.7	33.9
Dividends payable	63.6	—
Customer deposits at savings bank subsidiary	114.3	113.0

Total liabilities	400.2	397.6

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, undesignated, $.20 par value - authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value — authorized 500,000,000 shares in 2007 and 750,000,000 in 2008; issued 264,605,000 shares in 2007 and 259,723,000 shares in 2008	52.9	51.9
Additional capital in excess of par value	295.8	331.9
Retained earnings	2,333.4	2,203.9
Accumulated other comprehensive income	95.0	64.5

Total stockholders’ equity	2,777.1	2,652.2

	$3,177.3	$3,049.8

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended		Six months ended
	6/30/2007	6/30/2008	6/30/2007	6/30/2008
Revenues
Investment advisory fees	$464.1	$495.3	$889.1	$965.4
Administrative fees	86.7	90.9	169.8	179.7
Investment income of savings bank subsidiary	1.5	1.5	3.0	3.0

Total revenues	552.3	587.7	1,061.9	1,148.1
Interest expense on savings bank deposits	1.2	1.2	2.4	2.5

Net revenues	551.1	586.5	1,059.5	1,145.6

Operating expenses
Compensation and related costs	197.0	218.0	381.2	425.4
Advertising and promotion	21.9	20.2	53.7	56.7
Depreciation and amortization of property and equipment	14.0	15.6	27.7	30.6
Occupancy and facility costs	22.7	24.9	44.1	50.0
Other operating expenses	44.4	49.2	82.8	94.2

	300.0	327.9	589.5	656.9

Net operating income	251.1	258.6	470.0	488.7

Non-operating investment income	11.7	7.8	23.5	22.1

Income before income taxes	262.8	266.4	493.5	510.8
Provision for income taxes	100.6	104.2	188.4	197.1

Net income	$162.2	$162.2	$305.1	$313.7

Earnings per share
Basic	$.61	$.62	$1.15	$1.20

Diluted	$.58	$.60	$1.09	$1.15

Dividends declared per share	$.17	$.24	$.34	$.48

Weighted average shares
Outstanding	265.4	259.6	265.5	260.7

Outstanding assuming dilution	280.0	272.4	280.0	273.0

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six months ended
	6/30/2007	6/30/2008
Cash flows from operating activities
Net income	$305.1	$313.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	27.7	30.6
Stock-based compensation expense	36.2	39.3
Intangible asset amortization	0.3	0.3
Other changes in assets and liabilities	52.5	69.3

Net cash provided by operating activities	421.8	453.2

Cash flows from investing activities
Investments in sponsored mutual funds	(81.7)	(8.5)
Additions to property and equipment	(58.8)	(53.5)
Other investing activity	(1.5)	18.8

Net cash used in investing activities	(142.0)	(43.2)

Cash flows from financing activities
Repurchases of common stock	(99.2)	(369.7)
Common share issuances under stock-based compensation plans	38.6	45.5
Dividends paid to stockholders	(90.3)	(188.4)
Change in savings bank subsidiary deposits	(6.7)	(1.3)

Net cash used in financing activities	(157.6)	(513.9)

Cash and cash equivalents
Net change during period	122.2	(103.9)
At beginning of year	773.0	785.1

At end of period	$895.2	$681.2

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

			Additional		Accumulated
	Common		capital in		other	Total
	shares	Common	excess of	Retained	comprehensive	stockholders’
	outstanding	Stock	par value	Earnings	income	equity
Balances at December 31, 2007	264,605	$52.9	$295.8	$2,333.4	$95.0	$2,777.1
Common stock-based compensation plans activity
Shares issued upon option exercises	2,279	.4	46.7			47.1
Shares issued upon vesting of restricted stock units	2	.0	(.1)			(.1)
Restricted shares issued	15	.0	.0			.0
Restricted shares forfeited	(3)	.0	.0	.0		.0
Stock-based compensation expense			39.3			39.3
Common shares repurchased	(7,175)	(1.4)	(49.9)	(318.3)		(369.6)
Comprehensive income
Net income				313.7
Change in unrealized security holding gains, net of taxes (including $.5 million in the second quarter)					(30.5)
Total comprehensive income						283.2
Dividends declared and related tax benefits			.1	(124.9)		(124.8)

Balances at June 30, 2008	259,723	$51.9	$331.9	$2,203.9	$64.5	$2,652.2

The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — THE COMPANY AND BASIS OF PREPARATION.
T. Rowe Price Group derives its consolidated revenues and net income primarily from investment advisory services that its subsidiaries provide to individual and institutional investors in the sponsored T. Rowe Price mutual funds and other investment portfolios. We also provide our investment advisory clients with related administrative services, including mutual fund transfer agent, accounting and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; discount brokerage; and trust services. While investors that we serve are primarily domiciled in the United States of America, investment advisory clients outside the United States account for more than 10% of our assets under management at June 30, 2008.
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
NOTE 2 — INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.
Accounts receivable from our sponsored mutual funds for advisory fees and advisory-related administrative services aggregate $144.6 million at December 31, 2007, and $137.5 million at June 30, 2008.
Revenues (in millions) from advisory services provided under agreements with our sponsored mutual funds and other investment clients include:

	Three months ended		Six months ended
	6/30/2007	6/30/2008	6/30/2007	6/30/2008
Sponsored mutual funds in the U.S.
Stock and blended asset	$290.6	$296.8	$553.7	$579.2
Bond and money market	45.3	52.7	88.0	103.9

	335.9	349.5	641.7	683.1
Other portfolios	128.2	145.8	247.4	282.3

Total investment advisory fees	$464.1	$495.3	$889.1	$965.4

The following table summarizes the various investment portfolios and assets under management (in billions) on which we earn advisory fees.

	Average during		Average during
	the second quarter		the first half
	2007	2008	2007	2008
Sponsored mutual funds in the U.S.
Stock and blended asset	$191.1	$194.4	$182.9	$189.5
Bond and money market	40.9	48.2	40.0	47.4

	232.0	242.6	222.9	236.9
Other portfolios	138.9	157.4	134.4	152.6

	$370.9	$400.0	$357.3	$389.5

	12/31/2007	6/30/2008
Sponsored mutual funds in the U.S.
Stock and blended asset	$200.6	$185.0
Bond and money market	45.4	48.3

	246.0	233.3
Other portfolios	154.0	154.4

	$400.0	$387.7

Fees for advisory-related administrative services provided to our sponsored mutual funds during the first half of the year were $134.1 million in 2007 and $144.5 million in 2008. Fees for these services during the second quarter were $68.1 million in 2007 and $72.5 million in 2008.

NOTE 3 – FAIR VALUE MEASUREMENTS.
The following disclosures are made in conjunction with the initial application of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, in 2008.
We value our investments in sponsored mutual funds at the quoted closing net asset values, or NAVs, per share of each mutual fund last reported as of the balance sheet date.
Our investments in marketable debt securities, including mortgage- and other asset-backed securities held by our savings bank subsidiary, are reported at fair value. These debt securities are generally traded in the over-the-counter (OTC) market. Securities with original maturities of one year or more are valued by us based on prices furnished by dealers who make markets in such securities or by an independent pricing service, which considers the yield or price of bonds of comparable quality, coupon, maturity, and type, as well as prices quoted by dealers who make markets in such securities. Securities with original maturities of less than one year generally are valued at amortized cost which approximates fair value; however, if amortized cost is deemed not to reflect fair value, such securities are valued by us based on prices furnished by dealers who make markets in such securities or by an independent pricing service.
We determine the fair value of our investments using three broad levels of inputs:
Level 1 – quoted prices in active markets for identical securities.
Level 2 – observable inputs other than Level 1 quoted prices including, but not limited to, quoted prices for similar securities, interest rates, prepayment speeds, and credit risk. These inputs are based on market data obtained from independent sources.
Level 3 – unobservable inputs reflecting our own assumptions based on the best information available. We do not have any investments valued using Level 3 inputs.
These levels are not necessarily an indication of the risk or liquidity associated with the investments. The following table summarizes our investments (in millions) at June 30, 2008, that are recognized in our balance sheet using fair value measurements determined based on the differing levels of inputs.

	Level 1	Level 2
Cash equivalents	$602.3
Investments in sponsored mutual funds	730.5
Debt securities held by savings bank subsidiary	—	$124.7
Other investments in marketable equity securities	.1	—

	$1,332.9	$124.7

We have not applied the provisions of SFAS No. 157 related to disclosures surrounding nonfinancial assets, such as goodwill, and nonfinancial liabilities. In February 2008, the FASB deferred the required implementation of these disclosures until 2009.
NOTE 4 – COMMON STOCK.
Authorized shares.
At our annual meeting on April 10, 2008, our stockholders approved a charter amendment increasing our authorized common shares ($.20 par value) from 500,000,000 to 750,000,000. Our board of directors had duly approved and advised the amendment at their meeting on February 14, 2008.
Unsettled liability for common shares repurchased.
Accounts payable and accrued expenses includes $8.6 million at December 31, 2007, and $8.5 million at June 30, 2008, representing the unsettled liability for common stock repurchases made on the last three business days before quarter end.
Subsequent share repurchases.
During the first eleven days of July 2008, we repurchased 1,056,000 common shares for $55.4 million.

Stock options.
The following table summarizes the status of and changes in our stock option grants during the first half of 2008.

		Weighted-
		average
		exercise
	Options	price
Outstanding at beginning of 2008	41,030,175	$31.16
Reload grants	461,218	$58.35
Other grants	5,000	$59.38
Exercised	(3,334,029)	$21.39
Forfeited or cancelled	(449,400)	$39.89

Outstanding at June 30, 2008	37,712,964	$32.26

Exercisable at June 30, 2008	21,457,124	$25.83

Stock awards.
The following table summarizes the status of and changes in our nonvested restricted shares and restricted stock units during the first half of 2008.

			Weighted-
		Restricted	average
	Restricted	stock	grant-date
	shares	units	fair value
Nonvested at beginning of 2008	319,300	140,250	$50.23
Granted to employees and directors	14,900	6,600	$55.92
Dividend equivalents granted to directors	—	115	$52.87
Vested	(2,400)	(7,215)	$49.20
Forfeited	(3,000)	(2,500)	$49.67

Nonvested at June 30, 2008	328,800	137,250	$50.52

Future stock-based compensation expense.
The following table presents the compensation expense (in millions) to be recognized over the separate vesting periods of the 16,255,840 nonvested options and 466,050 restricted shares and restricted stock units outstanding at June 30, 2008. Estimated future compensation expense will change to reflect future option grants, including reloads; future awards of unrestricted shares, restricted shares, and restricted stock units; changes in estimated forfeitures; and adjustments for actual forfeitures.

Third quarter 2008	$17.4
Fourth quarter 2008	12.9
2009 through 2013	68.4

Total	$98.7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:
We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of June 30, 2008, the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 2007 and 2008, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2008, and the related condensed consolidated statement of stockholders’ equity for the six-month period ended June 30, 2008. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
July 24, 2008

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL.
Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our sponsored mutual funds and other managed investment portfolios. Investment advisory clients outside the United States account for more than 10% of our assets under management at June 30, 2008.
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
The aftermath of the subprime mortgage market implosion in 2007 and the continuing credit crisis have significantly affected financial markets this year. At the beginning of 2008, equities declined dramatically around the world. In the United States, economic growth remained low in the first quarter, and the downside risks in the outlook increased. The Federal Reserve responded with a substantial further easing of U.S. monetary policy that reduced the federal funds rate by 225 basis points to 2% by the end of April. The U.S. Congress and President also sought to cushion the downturn through a fiscal stimulus package that began arriving in American households in the second quarter. The collapse of a large investment bank and securities trading firm was narrowly averted late in the first quarter, and the Federal Reserve initiated a series of actions, some of them unprecedented, to increase liquidity not only among the large commercial banks but also non-bank securities dealers. Despite these aggressive actions, investor sentiment has deteriorated as the continuing weakness in housing; rising food, energy and other commodity prices; the restraining effect of writedowns on bank capital and credit availability; the decline of the U.S. dollar versus foreign currencies; and sluggish job growth have raised concerns about the U.S. economy and, in turn, economies around the world. With costs increasing, inflationary concerns in the U.S. have more recently risen, effectively constraining the Federal Reserve’s ability to ease monetary policy further, despite the increased risk of weaker economic growth. With this backdrop, early July saw further financial market declines as many major indexes fell 20% below their most recent highs in October 2007. By mid-July, lower oil prices and improving investor sentiment had produced some rebound in equity valuations.
With financial markets under considerable stress, U.S. stock indexes produced mixed results in the second quarter of 2008. The broad S&P 500 Index of large-cap companies in leading industries of the U.S. economy registered a negative 2.73% return in the second quarter while the NASDAQ Composite Index, which is heavily weighted with technology companies, was up only .61% (excluding dividends). For the first six months of 2008, these indexes were down 11.91% and 13.55%, respectively.
Stocks outside the United States also retreated in the second quarter, even though the weak U.S. dollar reduced the magnitude of losses in dollar terms. The MSCI EAFE Index, which measures the performance of mostly large-cap stocks in Europe, Australasia and the Far East, produced a negative 1.93% return while the MSCI Emerging Markets Index had a negative .80% return. For the first six months of 2008, these indexes were down 10.58% and 11.64%, respectively.
Treasury yields rose across the maturity spectrum, although the increases were larger among short-term issues. The yield on 10-year U.S. Treasuries was 3.99% at June 30, 2008, up 54 basis points from March 31, 2008, but down 5 basis points from the end of 2007. Long-term Treasury bonds suffered the largest declines, as investors grew more concerned about inflation. Municipals were flat, as issues surrounding the companies insuring some municipal bonds erased earlier gains. Higher-risk corporate bonds, which had been severely punished in the liquidity crunch earlier in 2008, showed gains. Emerging market debt performed better than high-quality bonds issued in developed countries.
In this unsettled financial environment, investors have entrusted net inflows of $17.8 billion to our management thus far in 2008, including $8.1 billion in the second quarter. Total assets under our management ended June 2008 at $387.7 billion, up 2.4% from March 31, 2008 and down 3.1% from the beginning of the year. The change (in billions) thus far in 2008 occurred as follows.

	Quarter	Quarter	First half
	ended	ended	ended
	3/31/2008	6/30/2008	6/30/2008
Assets under management at beginning of period	$400.0	$378.6	$400.0

Net cash inflows
Sponsored mutual funds in the U.S.	3.7	2.4	6.1
Other portfolios	6.0	5.7	11.7

	9.7	8.1	17.8
Market valuation changes and income	(31.1)	1.0	(30.1)

Change during the period	(21.4)	9.1	(12.3)

Assets under management at end of period	$378.6	$387.7	$387.7

Assets under management at June 30, 2008, include $305.6 billion in equity and blended asset investment portfolios and $82.1 billion in fixed income investment portfolios. The investment portfolios that we manage consist of $233.3 billion in the T. Rowe Price mutual funds distributed in the United States and $154.4 billion in other investment portfolios, including separately managed accounts, sub-advised funds, and other sponsored investment portfolios including common trust funds and mutual funds offered to investors outside the U.S. and through variable annuity life insurance plans.
We incur significant expenditures to attract new investment advisory clients and additional investments from our existing clients. These efforts involve costs that generally precede any future revenues that we may recognize from increases to our assets under management.

RESULTS OF OPERATIONS.
Second quarter 2008 versus second quarter 2007.
Investment advisory revenues were up almost 7%, or $31.2 million, to $495.3 million in the second quarter of 2008 as average assets under our management increased $29.1 billion to $400.0 billion. The average annualized fee rate earned on our assets under management was 49.8 basis points during the second quarter of 2008, virtually unchanged from the 50.2 basis points earned in 2007. Since our assets under management of $387.7 billion at June 30 are less than the second quarter 2008 average of $400.0 billion, down or flat financial markets in the next quarter will most likely result in lower investment advisory fees in the third quarter as compared to the second quarter of 2008.
Net revenues increased 6.4%, or $35.4 million, to $586.5 million. Operating expenses were $327.9 million in the second quarter of 2008, up 9.3% or $27.9 million from the 2007 quarter. Overall, net operating income for the second quarter of 2008 increased $7.5 million, or 3.0%, to $258.6 million. Higher operating expenses in 2008 and decreases in market valuations during the first quarter of this year, which lowered our assets under management and advisory revenues, resulted in our operating margin declining to 44.1% in the second quarter of 2008 from 45.6% in the second quarter of 2007. Net income was flat for the second quarter of 2008 versus the comparable 2007 quarter. Diluted earnings per share, however, increased to $.60, up $.02 or 3.4% as our weighted average shares outstanding have decreased due to our ongoing common share repurchases over the last twelve months.
Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States increased 4.0%, or $13.6 million, to $349.5 million. Average mutual fund assets were $242.6 billion in the second quarter of 2008, an increase of 4.6% from the average for the comparable 2007 quarter. Mutual fund assets at June 30, 2008 were $233.3 billion, up $2.8 billion or 1.2% from the end of March 2008, but down 5.2% from the beginning of the year.
Net inflows to the mutual funds were $2.4 billion during the second quarter of 2008. Our international and global stock funds had net inflows of $1.2 billion, the U.S. stock funds added $.7 billion, and the bond and money funds added $.5 billion. The Emerging Markets Stock Fund attracted $.6 billion of net inflows during the second quarter of 2008. During the 2008 quarter, net fund inflows of $1.1 billion originated in our target-date Retirement Funds, which in turn invest in other T. Rowe Price funds. The Retirement Funds had net inflows of $1.1 billion during the second quarter after the transfer of $1.2 billion to other managed investment portfolios. Income and changes in market valuations in the mutual funds increased our fund assets under management by $.4 billion during the 2008 quarter.
Investment advisory revenues earned on the other investment portfolios that we manage increased $17.6 million, or 13.7%, to $145.8 million. Average assets in these portfolios were $157.4 billion during the second quarter of 2008, up $18.5 billion or 13.3% from the second quarter of 2007. Net inflows for the 2008 quarter were $5.7 billion from U.S. and international institutional investors and third-party financial intermediaries, including the $1.2 billion transferred from the target-date Retirement Funds. Income earned in these portfolios and changes in market valuations increased assets under management by $.6 billion during the 2008 quarter.
Administrative fees increased $4.2 million to $90.9 million. The change in these revenues includes $.7 million from 12b-1 distribution fees recognized on greater assets under management in the Advisor and R classes of our sponsored mutual fund shares. The balance of the increase is primarily attributable to our mutual fund servicing activities for the mutual funds and their investors. Changes in administrative fees are generally offset by similar changes in related operating expenses that are incurred to distribute the Advisor and R class fund shares through third party financial intermediaries and to provide services to the funds and their investors.
Our largest expense, compensation and related costs, increased $21.0 million, or 10.7% versus the 2007 quarter. This increase includes $10.0 million in salaries resulting from an 8.9% increase in our average staff count and an increase of our associates’ base salaries at the beginning of the year. At June 30, 2008, we employed 5,308 associates, up 4.5% from the end of 2007, primarily to handle increased volume-related activities and other growth. The increased compensation costs also include a $3.1 million increase in our interim accrual for annual bonuses, which are based on our operating results and considers our relative and risk-adjusted investment performance, our growth in assets under management and net investor inflows, and the quality of our investor services. Lastly, the second quarter 2008 costs also include $7.9 million for higher employee benefits and employment expenses, including an increase of $1.5 million in non-cash stock-based compensation.
Advertising and promotion expenditures were down $1.7 million compared to the second quarter of 2007 and $16.3 million from the first quarter of 2008. Investor sentiment in this uncertain market environment has caused us to reduce our planned spending in this area. We now expect spending on advertising and promotion in the third and fourth quarters of 2008 will be comparable to the second and first quarters of 2008, respectively. We vary our level of spending based on market conditions and investor demand as well as our efforts to expand our investor base in the United States and abroad.
Occupancy and facility costs together with depreciation expense increased $3.8 million. We are expanding and renovating our facilities to accommodate additional associates to meet greater business demands.
Other operating expenses were up $4.8 million, or 10.8%, including $.7 million of higher distribution expenses recognized on greater assets under management sourced from financial intermediaries that distribute our Advisor and R classes of mutual fund shares. These distribution costs are offset by the equal increase in our administrative revenues recognized from the 12b-1 fees discussed above. Additionally, consulting and professional fees, information services, and other costs have risen to meet increased business demands.
Our non-operating investment income, which includes interest income as well as the recognition of investment gains and losses, decreased $3.9 million. A $6.6 million decrease in interest income due to smaller cash positions and lower interest rates was partially offset by net gains from other investments.

The second quarter 2008 provision for income taxes as a percentage of pretax income is 39.1% in order that the provision for the first six months of 2008 be recognized at a rate a 38.6%. The second quarter and six-month provisions include $2.5 million for prior years’ estimated interest and taxes. Without these charges, our provision would have been at 38.2% in the second quarter of 2008. We have also revised our estimate of the effective tax rate for the full-year 2008 from 38.2% to 38.5% to reflect these charges.
First half 2008 versus first half 2007.
Investment advisory revenues were up 8.6%, or $76.3 million, to $965.4 million in the first half of 2008 as average assets under our management increased $32.2 billion to $389.5 billion. The average annualized fee rate earned on our assets under management was 49.8 basis points during the first half of 2008, virtually unchanged from the 50.2 basis points earned in 2007.
Net revenues increased 8.1%, or $86.1 million, to nearly $1.15 billion. Operating expenses were $656.9 million in the first six months of 2008, up 11.4% or $67.4 million from the 2007 period. Overall, net operating income for the first half of 2008 increased $18.7 million, or 4.0%, to $488.7 million. Higher operating expenses in 2008 and decreases in market valuations during the first quarter of this year, which reduced our assets under management and advisory revenues, resulted in our operating margin declining to 42.7% in the first half of 2008 from 44.4% in the comparable 2007 period. Net income increased $8.6 million, or 2.8%, to $313.7 million and diluted earnings per share increased to $1.15, up $.06, or 5.5%, including the effect of lower weighted average shares outstanding due to our common share repurchases during the last twelve months.
Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States increased 6.5%, or $41.4 million, to $683.1 million. Average mutual fund assets were $236.9 billion in the first six months of 2008, up 6.3% from the comparable 2008 period.
Net inflows to the mutual funds were $6.1 billion during the first half of 2008. Our international and global stock funds had net inflows of $2.9 billion, our bond and money funds added $2.5 billion, and the U.S. stock funds added $.7 billion. The Emerging Markets, Equity Index 500, Africa & Middle East, and Growth stock funds each had net inflows of more than $500 million and, in the aggregate, net inflows of $3.0 billion during the first six months of 2008. Lower market valuations, net of the funds’ income, decreased our fund assets under management by $18.8 billion. During the 2008 period, net fund inflows of $3.9 billion originated in our target-date Retirement Funds.
Investment advisory revenues earned on the other investment portfolios that we manage increased $34.9 million, or 14.1%, to $282.3 million. Average assets in these portfolios were $152.6 billion during the first half of 2008, up $18.2 billion or 13.5% from the first half of 2007. Net inflows of $11.7 billion from U.S. and international institutional investors and third-party financial intermediaries virtually offset the $11.3 billion negative impact of lower market valuations on asset levels in these portfolios during the 2008 period.
Administrative fees increased $9.9 million to $179.7 million. The change in these revenues includes $1.4 million from 12b-1 distribution fees recognized on greater assets under management in the Advisor and R classes of our sponsored mutual fund shares. The balance of the increase is primarily attributable to our mutual fund servicing activities for the mutual funds and their investors.
Our largest expense, compensation and related costs, increased $44.2 million, or 11.6% versus the first half of 2007. This increase includes $20.1 million in salaries resulting from a 9.3% increase in our average staff count and an increase of our associates’ base salaries at the beginning of the year. The increased compensation costs also include a $9.8 million increase in our interim accrual for annual bonuses. Lastly, the first half 2008 costs also include $14.3 million for higher employee benefits and employment expenses, including an increase of $3.1 million in non-cash stock-based compensation.
Other operating expenses were up $11.4 million, or 13.8%, including $1.4 million of higher distribution expenses recognized on greater assets under management sourced from financial intermediaries that distribute our Advisor and R classes of mutual fund shares.
CAPITAL RESOURCES AND LIQUIDITY.
Operating activities during the first half of 2008 provided cash flows of $453.2 million, up $31.4 million from the 2007 period, including increased net income of $8.6 million and non-cash depreciation, amortization and stock-based compensation expense of $6.0 million. Increased timing differences in the cash settlements of our assets and liabilities added $16.8 million. Our interim operating cash outflows do not include bonus compensation that is accrued throughout the year before being substantially paid out in December of each year.
Net cash used in investing activities totaled $43.2 million, down $98.8 million from the 2007 period. In the first half of 2007, we invested $73.2 million more in our sponsored mutual funds than in the comparable 2008 period.
Net cash used in financing activities was $513.9 million in the first half of 2008, up $356.3 million from the 2007 period. We increased our expenditures for common stock repurchases by $270.5 million as our stepped-up repurchase efforts have continued from the first quarter of 2007 into 2008. Our cash outflows for dividends paid increased $98.1 million. During the first quarter of 2008, we changed our policy regarding the timing of dividend payments such that our quarterly dividends are now declared and paid in the same quarter. As such, our first half 2008 cash flows includes both the payout of the fourth quarter 2007 and two 2008 quarterly dividends. Additionally, we increased the quarterly dividend payment from $.17 per share made in each of the four 2007 quarters to $.24 per share beginning with the payment made in January 2008.
Our cash and cash equivalents, investments in sponsored mutual funds, and other investments in U.S. Treasury notes total nearly $1.5 billion at June 30, 2008. Given the availability of these balances, we have not had any available external source of liquidity since the second quarter of 2006 when we voluntarily terminated our $300 million bank-syndicated credit facility.
We have lowered our anticipated property and equipment expenditures for the year 2008 to about $150 million, including the build-out of our expanded operating facilities We expect to fund these capital expenditures from our cash balances.

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
Item 4. Controls and Procedures.
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of June 30, 2008, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the second quarter of 2008, and has concluded that there was no change during the second quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As discussed in our Form 10-Q report for the first quarter of 2008, the purported class action (T.K. Parthasarathy, et al., including Woodbury, v. T. Rowe Price International Funds, Inc., et al.) was resolved and dismissed with prejudice, without a material adverse effect on our financial position or results of operations.
Item 1A. Risk Factors.
There has been no material change in the information provided in Item 1A of our Form 10-K Annual Report for 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)	Repurchase activity during the second quarter of 2008 conducted pursuant to the Board of Directors’ authorization of February 15, 2007, follows.

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased as	of Shares that May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
Month	Purchased	per Share	Announced Program	Under the Program
April	20,200	$59.52	20,200	6,705,465
May	320,000	60.67	320,000	6,385,465
June	932,791	58.85	932,791	20,452,674

Total	1,272,991	$59.32	1,272,991

On June 5, 2008, our Board of Directors approved a 15 million share increase in the company’s authorization to repurchase its common stock.
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

Item 5. Other Information.
On July 25, 2008, we issued a press release reporting our results of operations for the second quarter and first half of 2008. A copy of that press release is furnished herewith as Exhibit 99. The information in this Item 5 and in Exhibit 99 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.
Item 6. Exhibits.
The following exhibits required by Item 601 of Regulation S-K are furnished herewith.
3(i).1	Charter of T. Rowe Price Group, Inc., as Amended by Articles of Amendment dated April 10, 2008. (Incorporated by reference from Form 10-Q Report for the quarterly period ended March 31, 2008; Accession No. 0000950133-08-001597.)

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of December 13, 2007. (Incorporated by reference from Form 8-K Current Report as of December 13, 2007; Accession No. 0000950133-07-005002.)

10.03	Transfer Agency and Service Agreement as of January 1, 2008, between T. Rowe Price Services, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS; Accession No. 0000871839-08-000081.)

10.04	Agreement as of January 1, 2008, between T. Rowe Price Retirement Plan Services, Inc. and certain of the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS; Accession No. 0000871839-08-000081.)

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99	Press release issued July 25, 2008, reporting our results of operations for the second quarter and first half of 2008.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 25, 2008.

T. Rowe Price Group, Inc.
by:	/s/ Kenneth V. Moreland
Vice President and Chief Financial Officer