Form 10-Q
period 2008-09-30
PRICE T ROWE GROUP INC
filed 2008-10-24
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
Commission File Number: 000-32191
T. ROWE PRICE GROUP, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-2264646
(State of incorporation)	(I.R.S. Employer Identification No.)
100 East Pratt Street, Baltimore, Maryland 21202
(Address, including Zip Code, of principal executive offices)
(410) 345-2000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     ☑Yes     ☐No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐Yes     ☑No
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, October 22, 2008, is 258,395,927.
The exhibit index is at Item 6 on page 14.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2007	9/30/2008
ASSETS
Cash and cash equivalents	$785.1	$852.7
Accounts receivable and accrued revenue	265.3	234.5
Investments in sponsored mutual funds	773.0	599.4
Debt securities held by savings bank subsidiary	126.9	135.5
Other investments	102.3	83.0
Property and equipment	358.3	415.0
Goodwill and other intangible assets	668.8	668.3
Other assets	97.6	134.1

Total assets	$3,177.3	$3,122.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$99.5	$95.6
Accrued compensation and related costs	81.1	223.9
Income taxes payable	41.7	18.9
Dividends payable	63.6	—
Customer deposits at savings bank subsidiary	114.3	127.6

Total liabilities	400.2	466.0

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, undesignated, $.20 par value - authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value — authorized 500,000,000 shares in 2007 and 750,000,000 shares in 2008; issued 264,605,000 shares in 2007 and 260,109,000 shares in 2008	52.9	52.0
Additional capital in excess of par value	295.8	359.7
Retained earnings	2,333.4	2,245.7
Accumulated other comprehensive income (loss)	95.0	(0.9)

Total stockholders’ equity	2,777.1	2,656.5

	$3,177.3	$3,122.5

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended		Nine months ended
	9/30/2007	9/30/2008	9/30/2007	9/30/2008
Revenues
Investment advisory fees	$483.4	$465.7	$1,372.5	$1,431.1
Administrative fees	87.4	88.7	257.2	268.4
Investment income of savings bank subsidiary	1.4	1.5	4.4	4.5

Total revenues	572.2	555.9	1,634.1	1,704.0
Interest expense on savings bank deposits	1.2	1.1	3.6	3.6

Net revenues	571.0	554.8	1,630.5	1,700.4

Operating expenses
Compensation and related costs	208.8	210.9	590.0	636.3
Advertising and promotion	18.4	16.7	72.1	73.4
Depreciation and amortization of property and equipment	12.0	15.3	39.7	45.9
Occupancy and facility costs	24.8	25.7	68.9	75.7
Other operating expenses	43.2	47.4	126.0	141.6

	307.2	316.0	896.7	972.9

Net operating income	263.8	238.8	733.8	727.5

Non-operating investment income	17.9	5.7	41.4	27.8

Income before income taxes	281.7	244.5	775.2	755.3
Provision for income taxes	106.9	91.7	295.3	288.8

Net income	$174.8	$152.8	$479.9	$466.5

Earnings per share
Basic	$.66	$.59	$1.81	$1.79

Diluted	$.63	$.56	$1.72	$1.71

Dividends declared per share	$.17	$.24	$.51	$.72

Weighted average shares
Outstanding	264.2	258.7	265.1	260.0

Outstanding assuming dilution	278.2	270.8	279.4	272.2

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine months ended
	9/30/2007	9/30/2008
Cash flows from operating activities
Net income	$479.9	$466.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	39.7	45.9
Stock-based compensation expense	56.9	62.6
Intangible asset amortization	0.5	0.5
Other changes in assets and liabilities	110.2	160.9

Net cash provided by operating activities	687.2	736.4

Cash flows from investing activities
Investments in sponsored mutual funds	(162.0)	(9.8)
Additions to property and equipment	(102.8)	(96.5)
Other investing activity	(9.7)	49.9

Net cash used in investing activities	(274.5)	(56.4)

Cash flows from financing activities
Repurchases of common stock	(256.0)	(459.5)
Common share issuances under stock-based compensation plans	59.2	84.4
Dividends paid to stockholders	(135.4)	(250.6)
Change in savings bank subsidiary deposits	(5.8)	13.3

Net cash used in financing activities	(338.0)	(612.4)

Cash and cash equivalents
Net change during period	74.7	67.6
At beginning of year	773.0	785.1

At end of period	$847.7	$852.7

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

			Additional		Accumulated
	Common		capital in		other	Total
	shares	Common	excess of	Retained	comprehensive	stockholders'
	outstanding	stock	par value	earnings	income (loss)	equity
Balances at December 31, 2007	264,605	$52.9	$295.8	$2,333.4	$95.0	$2,777.1
Common stock-based compensation plans activity
Shares issued upon option exercises	3,988	.8	86.0			86.8
Shares issued upon vesting of restricted stock units	2	.0	(.1)			(.1)
Restricted shares issued	271	.0	.0			.0
Restricted shares forfeited	(7)	.0	(.2)	.0		(.2)
Stock-based compensation expense			62.8			62.8
Common shares repurchased	(8,750)	(1.7)	(84.8)	(367.0)		(453.5)
Comprehensive income
Net income				466.5
Net unrealized security holding losses, net of taxes, including $65.4 million in the third quarter					(95.9)
Total comprehensive income						370.6
Dividends declared and related tax benefits			.2	(187.2)		(187.0)

Balances at September 30, 2008	260,109	$52.0	$359.7	$2,245.7	$(0.9)	$2,656.5

The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — THE COMPANY AND BASIS OF PREPARATION.
T. Rowe Price Group derives its consolidated revenues and net income primarily from investment advisory services that its subsidiaries provide to individual and institutional investors in the sponsored T. Rowe Price mutual funds and other investment portfolios. We also provide our investment advisory clients with related administrative services, including mutual fund transfer agent, accounting and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; discount brokerage; and trust services. While investors that we serve are primarily domiciled in the United States of America, investment advisory clients outside the United States account for 10% of our assets under management at September 30, 2008.
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
NOTE 2 — INVESTMENTS IN SPONSORED MUTUAL FUNDS.
Financial market conditions have been extremely volatile in the second half of 2008 and valuations have declined. Similarly, our portfolio of investments in sponsored mutual funds at September 30, 2008, includes a net unrealized loss of $.2 million, down from a net unrealized gain of $100.3 million at June 30, 2008, and $147 million at December 31, 2007. The net unrealized loss at September 30, 2008, includes fund holdings with aggregate unrealized gains of $56.9 million and aggregate unrealized losses of $57.1 million. Seven fund holdings with an aggregate unrealized loss of $36.0 million at September 30, 2008, have had temporary impairments continuously from June 30, 2008, through October 23, 2008.
Because our fund holdings are considered available-for-sale securities, we recognize unrealized losses that are considered temporary in other comprehensive income. In considering whether an unrealized loss is an other-than-temporary impairment, we have historically determined whether an impairment has persisted daily throughout the six months between quarter-end reporting dates. It is possible that we will determine at December 31, 2008, or at a subsequent quarter end, that continuous unrealized losses in one or more of our mutual fund investments have become other-than-temporary impairments. We could also sell our fund positions before a subsequent quarter-end reporting date and recognize previously unrealized losses. In either case, we would include a charge to non-operating income in our statement of income that is offset by a corresponding increase in the other comprehensive income component of stockholders’ equity. The amount and timing of any subsequent charge will be dependent on future market performance.
NOTE 3 — INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.
Accounts receivable from our sponsored mutual funds for advisory fees and advisory-related administrative services aggregate $144.6 million at December 31, 2007, and $124.3 million at September 30, 2008.
Revenues (in millions) from advisory services provided under agreements with our sponsored mutual funds and other investment clients include:

	Three months ended		Nine months ended
	9/30/2007	9/30/2008	9/30/2007	9/30/2008
Sponsored mutual funds in the U.S.
Stock and blended asset	$301.0	$272.9	$854.8	$852.1
Bond and money market	47.3	54.0	135.2	157.9

	348.3	326.9	990.0	1,010.0

Other portfolios	135.1	138.8	382.5	421.1

Total investment advisory fees	$483.4	$465.7	$1,372.5	$1,431.1

The following table summarizes the various investment portfolios and assets under management (in billions) on which we earn advisory fees.

	Average during		Average during the
	the third quarter		first nine months
	2007	2008	2007	2008
Sponsored mutual funds in the U.S.
Stock and blended asset	$195.4	$177.4	$187.1	$185.4
Bond and money market	42.5	48.9	40.8	47.9

	237.9	226.3	227.9	233.3

Other portfolios	144.0	149.8	137.6	151.7

	$381.9	$376.1	$365.5	$385.0

	12/31/2007	9/30/2008
Sponsored mutual funds in the U.S.
Stock and blended asset	$200.6	$158.9
Bond and money market	45.4	48.5
	246.0	207.4

Other portfolios	154.0	137.6

	$400.0	$345.0

Fees for advisory-related administrative services provided to our sponsored mutual funds during the first nine months of the year were $203.4 million in 2007 and $215.1 million in 2008. Fees for these services during the third quarter were $69.3 million in 2007 and $70.6 million in 2008.
NOTE 4 — FAIR VALUE MEASUREMENTS.
The following disclosures are made in conjunction with the initial application of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, in 2008.
We value our investments in sponsored mutual funds at the quoted closing net asset values, or NAVs, per share of each mutual fund last reported as of the balance sheet date.
Our investments in marketable debt securities, including mortgage- and other asset-backed securities held by our savings bank subsidiary, are reported at fair value. These debt securities are generally traded in the over-the-counter market. Securities with original maturities of one year or more are valued by us based on prices furnished by dealers who make markets in such securities or by an independent pricing service, which considers the yield or price of bonds of comparable quality, coupon, maturity, and type, as well as prices quoted by dealers who make markets in such securities. Securities with original maturities of less than one year generally are valued at amortized cost, which approximates fair value; however, if amortized cost is deemed not to reflect fair value, such securities are valued by us based generally on prices furnished by dealers who make markets in such securities or by an independent pricing service.
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
Level 3 — unobservable inputs reflecting our own assumptions based on the best information available. We do not value any investments using Level 3 inputs.
These levels are not necessarily an indication of the risk or liquidity associated with the investments. The following table summarizes our investments (in millions) at September 30, 2008, that are recognized in our balance sheet using fair value measurements determined based on the differing levels of inputs.

	Level 1	Level 2
Cash equivalents	$792.7	—
Investments in sponsored mutual funds	599.4	—
Debt securities held by savings bank subsidiary	—	$135.5
Other investments in marketable equity securities	.1	—

	$1,392.2	$135.5

We have not applied the provisions of SFAS No. 157 related to disclosures surrounding nonfinancial assets, such as goodwill, and nonfinancial liabilities. In February 2008, the required implementation of these disclosures was deferred until 2009.

NOTE 5 — COMMON STOCK.
Authorized shares.
At our annual meeting on April 10, 2008, our stockholders approved a charter amendment increasing our authorized common shares ($.20 par value) from 500,000,000 to 750,000,000.
Dividend declared subsequent to quarter end.
On October 20, 2008, our board of directors declared a quarterly dividend of $.24 per share payable on December 30, 2008 to those stockholders of record as of the close of business on December 18, 2008.
Unsettled liability for common shares repurchased.
Accounts payable and accrued expenses includes $8.6 million at December 31, 2007, and $2.6 million at September 30, 2008, representing the unsettled liability for common stock repurchases made prior to quarter end.
Subsequent share repurchases.
Thus far in October 2008, we have repurchased 1.8 million of our common shares for $75.0 million.
Stock options.
The following table summarizes the status of and changes in our stock option grants during the first nine months of 2008.

		Weighted-
		average
		exercise
	Options	price

Outstanding at beginning of 2008	41,030,175	$31.16
Annual grants	5,153,300	$57.08
Reload grants	647,188	$59.32
Other grants	5,000	$59.38
Exercised	(5,703,122)	$21.64
Forfeited or cancelled	(733,300)	$40.86

Outstanding at September 30, 2008	40,399,241	$36.09

Exercisable at September 30, 2008	20,321,801	$27.85

Stock awards.
The following table summarizes the status of and changes in our nonvested restricted shares and restricted stock units during the first nine months of 2008.

			Weighted-
		Restricted	average
	Restricted	stock	grant-date
	shares	units	fair value

Nonvested at beginning of 2008	319,300	140,250	$50.23
Annual grants to employees	251,750	135,000	$57.08
Other grants to employees and directors	19,900	9,100	$56.89
Dividend equivalents granted to directors	—	168	$51.97
Vested	(3,150)	(7,768)	$49.62
Forfeited	(7,000)	(2,500)	$49.42

Nonvested at September 30, 2008	580,800	274,250	$53.57

Future stock-based compensation expense.
The following table presents the compensation expense (in millions) to be recognized over the separate vesting periods of the 20,077,440 nonvested options and 855,050 nonvested restricted shares and restricted stock units outstanding at September 30, 2008. Estimated future compensation expense will change to reflect future option grants, including reloads; future awards of unrestricted shares, restricted shares, and restricted stock units; changes in estimated forfeitures; and adjustments for actual forfeitures.

Fourth quarter 2008	$22.3
First quarter 2009	19.6
Second quarter 2009	19.7
Third quarter 2009	18.7
Fourth quarter 2009	13.4
2010 through 2013	72.7

Total	$166.4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:
We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of September 30, 2008, the related condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2007 and 2008, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2008, and the related condensed consolidated statement of stockholders’ equity for the nine-month period ended September 30, 2008. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
October 23, 2008

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL.
Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our sponsored mutual funds and other managed investment portfolios. Investment advisory clients outside the United States account for 10% of our assets under management at September 30, 2008.
We manage a broad range of U.S. and international stock, bond, and money market mutual funds and other investment portfolios, which meet the varied needs and objectives of individual and institutional investors. Investment advisory revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets under management affect our revenues and results of operations.
The aftermath of the subprime mortgage market implosion in 2007 and the continuing credit crisis have significantly affected financial markets this year. At the beginning of 2008, equities declined dramatically around the world. In the United States, economic growth remained low in the first quarter, and the downside risks in the economic outlook increased. The Federal Reserve responded with a substantial further easing of U.S. monetary policy that reduced the federal funds rate by 225 basis points to 2% by the end of April. The Federal government also acted with a fiscal stimulus package for American households. The collapse of a large investment bank and securities trading firm was narrowly averted late in the first quarter, and the Federal Reserve initiated a series of unprecedented actions intended to increase liquidity, not only among the large commercial banks but also among non-bank securities dealers.
Early July saw further financial market declines as many major indexes fell 20% below their most recent highs in October 2007. As summer progressed, the severe market downturn in the housing sector and the restraining effect of writedowns on bank capital, and in turn on credit availability, further pressured the financial markets. By early September, the U.S. Government acted to take control of the government-sponsored mortgage enterprises Fannie Mae and Freddie Mac. In rapid succession, the Federal Reserve provided loans to a multinational insurance giant, a large investment bank sold out to one of the largest U.S. banks, and another investment bank filed for bankruptcy. A large unrelated institutional money market mutual fund that was holding securities devalued by these events “broke the buck” and went into liquidation. The two remaining major independent investment banks followed with applications to convert to bank holding companies and submit themselves to the more stringent net capital requirements for commercial banks.
The commercial banking sector also saw significant changes late in the third quarter. A large bank with extensive mortgage concerns was taken over by the FDIC, and another bank was absorbed into a larger multinational banking concern with government assistance. Still a third troubled financial institution first announced plans to split off its banking operations to be absorbed into another banking giant with government assistance, only to shortly drop those plans in favor of merging the entire organization into still another bank, without any government assistance.
In the midst of this, global equity markets fell dramatically and liquidity and other banking constraints spread throughout the world. By mid-October, central banks and governments acted in concert to shore up their financial institutions by injecting liquidity into the global banking system, including by direct government investment in national banks and lowering of interest rates. In the United States, the Federal Reserve reduced the federal funds rate by 50 basis points to 1.5% on October 8. After initially failing to pass legislation, the U.S. government reached a compromise that gives the Treasury Department broad and unprecedented powers to act in the best interests of stabilizing financial institutions and markets. The credit markets are now just beginning to open up and the equity markets are still volatile. Fears of recession and an uncertain timeframe for economic recovery weigh on investors. Given the uncertain outlook and lower demand, energy prices have weakened, with oil falling at one time more than 50% below its record high in July of this year.
In this environment of considerable stress on financial markets, U.S. stock indexes produced negative results in the third quarter of 2008. The broad S&P 500 Index of large-cap companies in leading industries of the U.S. economy registered a negative 8.4% return while the NASDAQ Composite Index, which is heavily weighted with technology companies, was down 9.2% (excluding dividends). For the first nine months of 2008, these indexes were down more than 19% and 21%, respectively.
Performance of stocks outside the United States was generally worse, with a strengthening U.S. dollar increasing the magnitude of losses in dollar terms. The MSCI EAFE Index, which measures the performance of mostly large-cap stocks in Europe, Australasia and the Far East, produced a negative 20.5% return while the MSCI Emerging Markets Index had a negative 26.9% return for the third quarter of 2008. For the first nine months of 2008, these indexes were down more than 28% and 35%, respectively.
U.S. Treasury yields declined across the maturity spectrum, with shorter maturities experiencing the greatest movement as investors sought the safest short-term instruments. The yield on the benchmark 10-year U.S. Treasuries was 3.85% at September 30, 2008, down 14 basis points from June 30, 2008, and 19 basis points from the end of 2007. Most other debt securities categories saw steep declines in price as rates moved higher. High-yield issues were the worst performers, but even investment-grade corporate securities experienced large declines. Municipal bonds fared poorly as liquidity problems returned to the sector. Bonds from both developed and emerging markets overseas also lost ground.
In this unsettled financial environment, investors have entrusted net inflows of $19.5 billion to our management thus far in 2008, including $1.7 billion in the third quarter. Total assets under our management ended September 2008 at $345.0 billion, down 11% from June 30, 2008 and 13.8% from the beginning of the year. The change (in billions) thus far in 2008 occurred as follows.

	First	Second	Third	Year-to-
	Quarter	Quarter	Quarter	date
Assets under management at beginning of period	$400.0	$378.6	$387.7	$400.0

Net cash inflows
Sponsored mutual funds in the U.S.	3.7	2.4	—	6.1
Other portfolios	6.0	5.7	1.7	13.4

	9.7	8.1	1.7	19.5

Market valuation changes and income	(31.1)	1.0	(44.4)	(74.5)

Change during the period	(21.4)	9.1	(42.7)	(55.0)

Assets under management at end of period	$378.6	$387.7	$345.0	$345.0

Assets under management at September 30, 2008, include $263.1 billion in stock and blended asset investment portfolios and $81.9 billion in fixed income investment portfolios. Stock and blended assets are 76% of our assets under management at September 30, 2008, down from 80% at December 31, 2007. The investment portfolios that we manage consist of $207.4 billion in the T. Rowe Price mutual funds distributed in the United States and $137.6 billion in other investment portfolios, including separately managed accounts, sub-advised funds, and other sponsored investment portfolios including common trust funds and mutual funds offered to investors outside the U.S. and through variable annuity life insurance plans.
Our portfolio of investments in sponsored mutual funds at September 30, 2008, includes a net unrealized loss of $.2 million, including fund holdings with aggregate unrealized gains of $56.9 million and aggregate unrealized losses of $57.1 million. Seven fund holdings with an aggregate unrealized loss of $36.0 million at September 30, 2008, have had temporary impairments continuously from June 30, 2008, through October 23, 2008. See Note 2 to the accompanying unaudited condensed consolidated financial statements and Item 3, Quantitative and Qualitative Disclosures About Market Risk, in Part II of this report for further discussion about the possible recognition of impairments to our investments in sponsored mutual funds.
We incur significant expenditures to attract new investment advisory clients and additional investments from our existing clients. These efforts involve costs that generally precede any future revenues that we might recognize from additions to our assets under management.
RESULTS OF OPERATIONS
Third quarter 2008 versus third quarter 2007.
Investment advisory revenues decreased 3.7%, or $17.7 million, to $465.7 million in the third quarter of 2008 as average assets under our management decreased $5.8 billion to $376.1 billion. The average annualized fee rate earned on our assets under management was 49.3 basis points during the third quarter of 2008, down from the 50.2 basis points earned in the year 2007, as lower equity market valuations resulted in a greater percentage of our assets under management being attributable to lower fee bond and money fund securities. Prolonged stress on the financial markets and resulting lower equity valuations in subsequent quarters will most likely result in lower average assets under our management and lower investment advisory fees as compared to prior quarters.
Net revenues decreased 3%, or $16.2 million, to $554.8 million. Operating expenses were $316.0 million in the third quarter of 2008, up 3% or $8.8 million from the comparable 2007 quarter. Overall, net operating income for the third quarter of 2008 decreased $25.0 million, or 9.5%, to $238.8 million. Higher operating expenses in 2008 and continued decreases in market valuations during the third quarter of this year, which lowered our assets under management and advisory revenues, resulted in our operating margin declining to 43.0%. Net income fell 12.6% or $22.0 million in the third quarter of 2008 versus the comparable 2007 quarter. Diluted earnings per share also decreased to $.56, down $.07 or 11% from the third quarter last year.
Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States decreased 6%, or $21.4 million, to $326.9 million. Third quarter average mutual fund assets were $226.3 billion, a decline of nearly 5% from the average for the comparable 2007 quarter. Mutual fund assets at September 30, 2008 were $207.4 billion, down $25.9 billion from the end of June 2008, and down $18.9 billion from the third quarter 2008 average.
Overall, net flows to the mutual funds were flat during the third quarter of 2008 as net inflows from bond and money funds of $1.3 billion were offset by net outflows from the stock funds. Our U.S. Treasury and Summit Cash Reserves money market funds combined to add $.8 billion of net inflows. During the 2008 quarter, net fund inflows of more than $1.5 billion originated in our target-date Retirement Funds, which in turn invest in other T. Rowe Price funds. Decreases in market valuations, net of income, lowered our mutual fund assets under management by $25.9 billion during the 2008 quarter.
Investment advisory revenues earned on the other investment portfolios that we manage increased $3.7 million, or 3%, to $138.8 million. Average assets in these portfolios were $149.8 billion during the third quarter of 2008, up $5.8 billion or 4% from the third quarter of 2007. Net inflows from U.S. and international institutional investors during the 2008 quarter were $1.7 billion. Decreases in market valuations, net of income, lowered our assets under management in these portfolios by $18.5 billion during the 2008 quarter.
Our largest expense, compensation and related costs, increased $2.1 million compared to the 2007 quarter. This increase includes $10.3 million in salaries resulting from an 8.1% increase in our average staff count and an increase of our associates’ base salaries at the beginning of the year. At September 30, 2008, we employed 5,364 associates, up 5.6% from the end of 2007, primarily to support increased volume-related activities and other growth. We reduced our interim accrual for annual bonuses $9.8 million versus the 2007 quarter because of recent and ongoing unfavorable financial market conditions that negatively impact our operating results. Higher non-cash stock-based compensation of $2.6 million was partially offset by lower costs of other employee benefits and employment-related expenses.
Advertising and promotion expenditures were down $1.7 million compared to the third quarter of 2007. Investor sentiment in this uncertain and volatile market environment has caused us to reduce our spending in this area, and we now expect spending on advertising and promotion for fourth quarter of 2008 to be about $35 million. We vary our level of spending based on market conditions and investor demand as well as our efforts to expand our investor base in the United States and abroad.
Occupancy and facility costs together with depreciation expense increased $4.2 million, or 11% versus the 2007 quarter. We have been expanding and renovating our facilities to accommodate the growth in the number of our associates to meet business demands.
Other operating expenses were also up $4.2 million, or nearly 10%, due to increases in a variety of costs to support our associates in meeting our greater business demands.
Our non-operating investment income, which includes interest income as well as the recognition of investment gains and losses, decreased $12.2 million from the 2007 quarter to $5.7 million. This change resulted from lower interest rates and reduced investment income in 2008, together with a swing in the effect of changes in foreign currency exchange rates from gains in the 2007 quarter to losses in the 2008 quarter.
The third quarter 2008 provision for income taxes results from adjusting the provision for the first nine months of 2008 as a percentage of pre-tax income to 38.2%. This estimate of our effective tax rate for 2008 considers adjustments made after the filing of our annual income tax returns for 2007.

Nine months 2008 versus nine months 2007.
Investment advisory revenues were up 4.3%, or $58.6 million, to more than $1.4 billion in the first nine months of 2008 as average assets under our management increased $19.5 billion to $385.0 billion. The average annualized fee rate earned on our assets under management was 49.7 basis points during the nine months of 2008, as compared to the 50.2 basis points earned during the year 2007.
Net revenues increased 4.3%, or $69.9 million, to $1.7 billion. Operating expenses were $972.9 million in the first nine months of 2008, up 8.5% or $76.2 million from the 2007 period. Overall, net operating income for the 2008 period decreased $6.3 million to $727.5 million. Higher operating expenses in 2008 period resulted in our operating margin declining to 42.8% in the first nine months of 2008 from 45.0% in the comparable 2007 period. Net income decreased $13.4 million, or 3%, to $466.5 million and diluted earnings per share decreased $.01 to $1.71.
Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States increased 2%, or $20.0 million, to over $1.0 billion. Average mutual fund assets were $233.3 billion in the first nine months of 2008, up $5.4 billion from the comparable 2008 period.
Net inflows to the mutual funds during the first nine months of 2008 were $6.1 billion, including $2.6 billion to the bond funds, $2.3 billion to the stock funds, and $1.2 billion to the money funds. Among bond and money market funds, the Institutional Floating Rate and U.S. Treasury Money funds combined to add $1.3 billion. Among stock funds, the Equity Index 500, Emerging Markets Stock, and Value funds combined to add $3.2 billion, while the Mid-Cap Growth and Equity Income funds had net redemptions of $1.8 billion. During the 2008 period, net fund inflows of more than $5.4 billion originated in our target-date Retirement Funds. Decreases in market valuations, net of income, lowered our mutual fund assets under management by $44.7 billion during the first nine months of 2008.
Investment advisory revenues earned on the other investment portfolios that we manage increased $38.6 million, or 10%, to $421.1 million. Average assets in these portfolios were $151.7 billion during the first nine months of 2008, up $14.1 billion from the comparable 2007 period. Net inflows primarily from institutional investors were $13.4 billion during the 2008 period, including $1.2 billion transferred from the target-date Retirement Funds in the second quarter. Decreases in market valuations, net of income, lowered our assets under management in these portfolios by $29.8 billion during the 2008 period.
Administrative fees increased $11.2 million to $268.4 million, primarily from servicing activities for the mutual funds and their investors. Changes in administrative fees are generally offset by similar changes in related operating expenses to provide services to the funds and their investors.
Our largest expense, compensation and related costs, increased $46.3 million, or 8%, versus the first nine months of 2007. This increase includes $30.4 million in salaries resulting from an 8.9% increase in our average staff count and an increase of our associates’ base salaries at the beginning of the year. The balance of the increase is attributable to higher employee benefits and employment-related expenses, including an increase of $5.7 million in non-cash stock-based compensation.
Other operating expenses were up $15.6 million, or 12%, due to increases in consulting and professional fees, information services, and other costs to meet increased business demands.
CAPITAL RESOURCES AND LIQUIDITY.
Operating activities during the first nine months of 2008 provided cash flows of $736 million, up $49 million from the 2007 period. Timing differences, primarily in the cash settlements of our accounts receivable, added nearly $51 million versus the comparable period in 2007. Our interim operating cash outflows do not include bonus compensation that is accrued throughout the year before being substantially paid out in December. These accruals for the first nine months of 2007 and 2008 were similar.
Net cash used in investing activities totaled $56 million, down $218 million from the 2007 period. In the first nine months of 2007, we invested $152 million more of our available cash resources in our sponsored mutual funds than in the comparable 2008 period.
Net cash used in financing activities was $612 million in the first nine months of 2008, up $274 million from the 2007 period. Our strong cash position allowed us to increase our common stock repurchases by almost $204 million through the first nine months of 2008 versus 2007. Our cash outflows for dividends paid increased $115 million. During the first quarter of 2008, we changed our policy regarding the timing of dividend payments such that our quarterly dividends are now declared and paid in the same quarter. As such, our cash flows for the first nine months of 2008 include the payout of dividends for the fourth quarter 2007 and the first three quarters of 2008. Additionally, we increased the quarterly dividend payment from $.17 per share made in each of the four 2007 quarters to $.24 per share beginning with the payment made in January 2008.
Our cash and cash equivalent balances at September 30, 2008 were more than $850 million and we have no debt. Given the availability of these funds and our $600 million of investments in sponsored mutual funds, we do not maintain an available external source of liquidity.
FORWARD-LOOKING INFORMATION.
From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this report, may contain certain forward-looking information, including information or anticipated information relating to changes in: our revenues, net income and earnings per share; changes in the amount and composition of our assets under management; our expense levels; our estimated effective income tax rate; and our expectations regarding financial markets and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A, Risk Factors, of our Form 10-K Annual Report for 2007. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

Our future revenues and results of operations will fluctuate primarily due to changes in the total value and composition of assets under our management. Such changes result from many factors including, among other things: cash inflows and outflows in the T. Rowe Price mutual funds and other managed investment portfolios; fluctuations in the financial markets around the world that result in appreciation or depreciation of the assets under our management; our introduction of new mutual funds and investment portfolios; and changes in retirement savings trends relative to participant-directed investments and defined contribution plans. The ability to attract and retain investors’ assets under our management is dependent on investor sentiment and confidence; the relative investment performance of the Price mutual funds and other managed investment portfolios as compared to competing offerings and market indexes; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; and our level of success in implementing our strategy to expand our business. Our revenues are substantially dependent on fees earned under contracts with the Price funds and could be adversely affected if the independent directors of one or more of the Price funds terminated or significantly altered the terms of the investment management or related administrative services agreements. Non-operating investment income (loss) will also fluctuate primarily due to the size of our investments and changes in their market valuations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our revenues and net income are based primarily on the value of assets under our management. Accordingly, declines in financial market values like those experienced in September through October to-date directly and negatively impact our investment advisory revenues, as well as our investment income and net income.
Financial market conditions have been extremely volatile in the second half of 2008 and financial security valuations have declined. Similarly, our portfolio of investments in sponsored mutual funds at September 30, 2008, includes a net unrealized loss of $.2 million, down from a net unrealized gain of $100.3 million at June 30, 2008, and $147 million at December 31, 2007. The net unrealized loss at September 30, 2008, includes fund holdings with aggregate unrealized gains of $56.9 million and aggregate unrealized losses of $57.1 million. Seven fund holdings with an aggregate unrealized loss of $36.0 million at September 30, 2008, have had temporary impairments continuously from June 30, 2008, through October 23, 2008.
Because our fund holdings are considered available-for-sale securities, we recognize unrealized losses that are considered temporary in other comprehensive income. In considering whether an unrealized loss is an other-than-temporary impairment, we have historically determined whether an impairment has persisted daily throughout the six months between quarter-end reporting dates. It is possible that we will determine at December 31, 2008, or at a subsequent quarter end, that continuous unrealized losses in one or more of our mutual fund investments have become other-than-temporary impairments. We could also sell our fund positions before a subsequent quarter-end reporting date and recognize previously unrealized losses. In either case, we would include a charge to non-operating income in our statement of income that is offset by a corresponding increase in the other comprehensive income component of stockholders’ equity. The amount and timing of any subsequent charge will be dependent on future market performance.
There has been no other material change in the information provided in Item 1A of our Form 10-K Annual Report for 2007.
Item 4. Controls and Procedures.
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of September 30, 2008, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the third quarter of 2008, and has concluded that there was no change during the third quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As discussed in our Form 10-Q report for the first quarter of 2008, the purported class action (T.K. Parthasarathy, et al., including Woodbury, v. T. Rowe Price International Funds, Inc., et al.) was resolved and dismissed with prejudice, without a material adverse effect on our financial position or results of operations.
Item 1A. Risk Factors.
There has been no material change in the information provided in Item 1A of our Form 10-K Annual Report for 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)	Repurchase activity during the third quarter of 2008 conducted pursuant to the Board of Directors’ February 15, 2007, and June 5, 2008, authorizations, follows.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Month	Shares Purchased	per Share	Announced Program	the Program
July	1,055,511	$52.50	1,055,511	19,397,163
August	150,000	57.00	150,000	19,247,163
September	369,801	53.81	369,801	18,877,362

Total	1,575,312	$53.24	1,575,312

Item 5. Other Information.
On October 24, 2008, we issued a press release reporting our results of operations for the third quarter and first nine months of 2008. A copy of that press release is furnished herewith as Exhibit 99. The information in this Item 5 and in Exhibit 99 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.
Item 6. Exhibits.
The following exhibits required by Item 601 of Regulation S-K are furnished herewith.

3(i).1	Charter of T. Rowe Price Group, Inc., as Amended by Articles of Amendment dated April 10, 2008. (Incorporated by reference from Form 10-Q Report for the quarterly period ended March 31, 2008; Accession No. 0000950133-08-001597.)

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of December 13, 2007. (Incorporated by reference from Form 8-K Current Report as of December 13, 2007; Accession No. 0000950133-07-005002.)

10.03	Transfer Agency and Service Agreement as of January 1, 2008, between T. Rowe Price Services, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS; Accession No. 0000871839-08-000081.)

10.04	Agreement as of January 1, 2008, between T. Rowe Price Retirement Plan Services, Inc. and certain of the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS; Accession No. 0000871839-08-000081.)

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99	Press release issued October 24, 2008, reporting our results of operations for the third quarter and first nine months of 2008.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 24, 2008.
T. Rowe Price Group, Inc.
by: /s/ Kenneth V. Moreland
Vice President and Chief Financial Officer