Form 10-K
period 2008-12-31
PRICE T ROWE GROUP INC
filed 2009-02-06
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the common equity (all voting) held by non-affiliates (excludes current executive officers and directors) at January 31, 2009, computed using $56.47 per share (the NASDAQ Official Closing Price on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter) was $13.96 billion.
The number of shares outstanding of the registrant’s common stock as of the latest practicable date, January 31, 2009, is 256,032,330.
DOCUMENTS INCORPORATED BY REFERENCE: In Part III, the Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.
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
We operate our investment advisory business through our subsidiary companies, primarily T. Rowe Price Associates, T. Rowe Price International, and T. Rowe Price Global Investment Services. The late Thomas Rowe Price, Jr., began our advisory business in 1937, and the common stock of T. Rowe Price Associates was first offered to the public in 1986. The T. Rowe Price Group corporate holding company structure was established in 2000.
Our assets under management are accumulated from a diversified client base across four primary distribution channels: third-party financial intermediaries that distribute our managed investment portfolios in the U.S. and other countries; individual U.S. investors on a direct basis; U.S. defined contribution retirement plans; and institutional investors in the U.S. and other countries.
We manage a broad range of U.S. and international stock, blended asset, bond, and money market mutual funds and other investment portfolios that are designed to meet the varied and changing needs and objectives of individual and institutional investors. Mutual fund shareholders can exchange balances among mutual funds as permitted when economic and market conditions and their investment needs change.
From time to time, we introduce new funds and other investment portfolios to complement and expand our investment offerings, respond to competitive developments in the financial marketplace, and meet the changing needs of our investment advisory clients. We will open a new mutual fund if we believe that its objective will be useful for investors over a long period. Conversely, we may also limit new investments into a mutual fund in order to maintain the integrity of the fund’s investment strategy and to protect the interests of its existing shareholders. At present, the following funds are closed to all new investors.

Fund	Date Closed
Small-Cap Stock	February 20, 2004
Institutional Small-Cap Stock	February 20, 2004
Mid-Cap Value	February 25, 2005
These funds continue to attract cash inflows from existing fund shareholders and direct rollovers from retirement plans into new IRA accounts that we offer.
Investment objectives for our managed investment portfolios, including the Price funds, accommodate a variety of strategies. Investors select from among the mutual funds based on the distinct objective that is described in each fund’s prospectus. Investment management of other client portfolios includes approaches similar to those employed in the Price funds. Equity investment strategies may emphasize large-cap, mid-cap or small-cap investing; growth, value or core investing; and U.S., global, or international investing. We also offer systematic, tax-efficient, and blended equity and asset allocation investment strategies including target retirement-date investment portfolios, as well as active, systematic and municipal tax-free management strategies for fixed income investments. Our specialized advisory services include management of stable value investment contracts and a distribution management service for the disposition of equity securities received from third-party venture capital investment pools.
We employ fundamental and quantitative security analyses in the performance of the investment advisory function. We maintain substantial internal equity and fixed income investment research capabilities. We perform original industry and company research using such sources as inspection of corporate activities, management interviews, company-published financial and other information, financial newspapers and magazines, corporate rating services, and field checks with suppliers and competitors in the same industry and particular business sector. Our research staff operates primarily from offices located in the United States and Great Britain with additional staff resident in Argentina, Hong Kong, Japan, and Singapore. We also use research provided by brokerage firms and security analysts in a supportive capacity and information received from private economists, political observers, commentators, government experts, and market analysts. Our stock selection process for some investment portfolios is based on quantitative analyses using computerized data modeling.

We also provide certain administrative services as ancillary services to our investment advisory clients. These administrative services are provided by several of our subsidiary companies and include mutual fund transfer agent, accounting, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans investing in our sponsored mutual funds; discount brokerage; and trust services. More than 90% of our administrative revenues in 2008 were determined based on the recovery of expenses incurred to provide the related services. Changes in our administrative revenues and related expenses, therefore, do not significantly affect our operating or net income.
Information concerning our revenues, results of operations, total assets, and investment assets under our management during the past three years is contained in our consolidated financial statements and in note 2 thereto, which are both included in Item 8 of this Form 10-K.
2008 DEVELOPMENTS.
Total assets under our management decreased $123.7 billion over the course of 2008 and ended the year at $276.3 billion, including nearly $188 billion held in retirement accounts and variable annuity investment portfolios. Our year-end assets under management include $196.9 billion in equity and blended asset investment portfolios and $79.4 billion in fixed income investment portfolios. The investment portfolios that we manage consist of $164.4 billion in the T. Rowe Price mutual funds distributed in the United States and $111.9 billion in other investment portfolios, including separately managed accounts, sub-advised funds, and other sponsored investment funds offered to investors outside the U.S. and through variable annuity life insurance plans in the U.S. Non-U.S. dollar denominated securities account for about $37 billion of our year-end assets under management.
Five Price funds — Growth Stock, Equity Income, Mid-Cap Growth, Blue Chip Growth, and Capital Appreciation — at December 31, 2008, accounted for nearly 25% of investment advisory revenues in 2008 and 19% of assets under management at December 31, 2008.
Our international clients account for nearly 10% of our total assets under management at December 31, 2008, up from 9% at the beginning of the year.
The firm’s long-term investment advisory results relative to our peers remain good, with 78% of the T. Rowe Price funds across their share classes surpassing their comparable Lipper averages on a total return basis for the five-year period ended December 31, 2008, at least 67% outperforming the average for the three- and 10-year periods, and 54% outperforming for the one-year period. In addition, T. Rowe Price stock, bond and blended asset funds that ended the quarter with an overall rating of four or five stars from Morningstar account for more than 58% of our rated funds’ assets under management.
In the unsettled financial market environment of 2008, investors entrusted net inflows of $17.1 billion to our management in 2008. During the first half of the year, net inflows were $17.8 billion. The steep financial market downturn and extreme market volatility caused investors to be more cautious in the second half of 2008 and we experienced net outflows of $.7 billion. See the Background section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report for more information on the market environment in which we operated during 2008.
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
Advisory Services. Investment advisory revenues are determined daily based on the net assets managed in each fund. Additional revenues are earned for advisory-related administrative services as discussed below. Independent directors and trustees of the Price funds regularly review our fee structures.
The advisory fee paid monthly by each of the Price funds is generally computed on a daily basis by multiplying a fund’s net assets by a specific fee rate. For the majority of the Price funds, the fee is equal to the sum of an individual fund charge that is set based on the fund’s specific investment objective and a group charge that is set based on the aggregate net assets of those funds. The individual fund charge for each of our four largest funds — Growth Stock, Equity Income, Mid-Cap Growth, and Blue Chip Growth — is a weighted average determined by applying a 15% reduction for net assets in excess of $15 billion to the base individual fund rate. The group charge is derived from a tiered fee schedule. The effective group charge when combined net assets exceed $160 billion is calculated based on a weighted-average fee across pricing tiers of 31.025 basis points for the first $160 billion of net assets, plus 29 basis points on the next $60 billion of net assets and 28.5 basis points on net assets in excess of $220 billion. To the extent that the combined net assets of the funds increase, the group charge component of a fund’s advisory fee rate, and therefore the advisory fee rate paid by each fund, will decrease.
Our 2008 fee rates determined in the above manner for funds available to individual investors that are not subject to expense limitations vary from a low of 31 basis points for the U.S. Treasury funds to a high of 106 basis points for the Emerging Europe & Mediterranean, Emerging Markets Stock, International Discovery, and Latin America funds. Details of each fund’s fee arrangement are available in its prospectus.

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
We also provide non-discretionary advisory planning services to fund shareholders and potential investors through our subsidiary T. Rowe Price Advisory Services. These services are limited in scope and include retirement planning services, such as saving for retirement, transitioning into retirement, and income in retirement. An investment portfolio evaluation service is an integral part of these services. An ongoing checkup service is also available to assist an investor in remaining on track to achieve their financial goals.
Fund Assets. At December 31, 2008, assets under our management in the Price funds aggregated $164.4 billion, a decrease of 33% or $81.6 billion from the beginning of the year. The following table presents the net assets (in billions) of our largest funds (net assets in excess of $.5 billion at December 31) and the year each fund was started. The Spectrum and Retirement series of funds are not presented in the table because their assets are already included in the underlying funds.

	2007	2008
Stock funds:
Balanced (1991)	$3.1	$2.0
Blue Chip Growth (1993)	12.8	7.5
Capital Appreciation (1986)	10.5	6.7
Dividend Growth (1992)	.9	.7
Emerging Europe & Mediterranean (2000)	1.8	.3
Emerging Markets Stock (1995)	4.8	2.3
Equity Income (1985)	23.3	13.9
Equity Index 500 (1990)	10.2	7.6
European Stock (1990)	1.1	.6
Global Stock (1995)	.9	.6
Growth & Income (1982)	1.4	.8
Growth Stock (1950)	26.1	14.8
Health Sciences (1995)	2.3	1.7
Institutional Large-Cap Growth (2001)	1.4	1.0
Institutional Mid-Cap Equity Growth (1996)	.5	.3
Institutional Small-Cap Stock (2000)	.5	.3
International Discovery (1988)	3.0	1.3
International Equity Index (2000)	.6	.3
International Growth & Income (1998)	3.0	2.0
International Stock (1980)	7.1	3.8
Latin America (1993)	3.7	1.3
Media & Telecommunications (1993)	2.1	.9
Mid-Cap Growth (1992)	17.7	9.8
Mid-Cap Value (1996)	7.5	4.5
New America Growth (1985)	.9	.5
New Asia (1990)	5.6	1.8
New Era (1969)	6.9	3.2
New Horizons (1960)	7.2	4.1
Overseas Stock (2006)	1.5	1.3
Personal Strategy Balanced (1994)	1.4	1.0
Personal Strategy Growth (1994)	1.2	.7
Personal Strategy Income (1994)	.7	.6
Real Estate (1997)	2.0	1.6
Science & Technology (1987)	3.1	1.6
Small-Cap Stock (1992)	6.6	3.8
Small-Cap Value (1988)	5.6	4.0
Total Equity Market Index (1998)	.5	.4
Value (1994)	7.9	5.9
Other funds	3.2	2.4

	200.6	117.9

Bond and money market funds:
Emerging Markets Bond (1994)	.7	.5
GNMA (1985)	1.3	1.4
High Yield (1984)	5.2	4.3
Institutional Floating Rate Fund (2008)	—	.6
Institutional High Yield (2002)	.5	.6
International Bond (1986)	2.8	2.6
Maryland Tax-Free Bond (1987)	1.4	1.3
New Income (1973)	7.6	6.7
Prime Reserve (1976)	6.0	6.7
Short-Term Bond (1984)	1.6	1.9
Short-Term Income (2006)	1.3	1.2
Summit Cash Reserves (1993)	5.7	6.4
Summit Municipal Intermediate (1993)	.6	.8
Tax-Exempt Money (1981)	1.1	1.0
Tax-Free High Yield (1985)	1.4	1.1
Tax-Free Income (1976)	1.9	1.7
Tax-Free Short-Intermediate (1983)	.5	.6
U.S. Treasury Money (1982)	1.2	2.2
Virginia Tax-Free Bond (1991)	.6	.6
Other funds	4.0	4.3

	45.4	46.5

	$246.0	$164.4

We invest in many of the T. Rowe Price funds through our operating subsidiaries and our investments holding company subsidiary, TRP Finance.
OTHER INVESTMENT PORTFOLIOS. We managed $111.9 billion at December 31, 2008, in other client investment portfolios, down $42.1 billion from the beginning of the year. We provide investment advisory services to these clients through our subsidiaries on a separately managed or sub-advised account basis and through sponsored investment portfolios, such as common trust funds, Luxembourg-based mutual funds, and variable annuity life insurance plans. At December 31, these portfolios included the following investment assets:

	2007	2008
U.S. stocks	$94.7	$62.4
International stocks	26.3	16.6
Stable value assets	13.6	15.7
Bonds and money market securities	19.4	17.2

	$154.0	$111.9

Our fees for managing these investment portfolios are computed using the value of assets under our management. In 2008, over 50% of these advisory fees were recognized based on daily valuations. The balance of these managed investment portfolios are generally billed quarterly, with end of billing period values accounting for 30% of our 2008 revenues. Average month-end valuations account for about 15% of revenues while beginning of period values were the basis for less than 5% of our fees.
We charge fees for investment management to these clients based on, among other things, the specific investment services to be provided. Our standard form of investment advisory agreement for client accounts provides that the agreement may be terminated at any time and that any unearned fees paid in advance will be refunded.
Our largest client account relationship outside the T. Rowe Price funds is with a third-party financial intermediary that accounted for 4% of our investment advisory revenues in 2008.
REGULATION. T. Rowe Price Associates, T. Rowe Price International, T. Rowe Price Global Investment Services, T. Rowe Price (Canada), and T. Rowe Price Advisory Services are registered with the SEC as investment advisers under the Investment Advisers Act of 1940. T. Rowe Price Global Investment Services and T. Rowe Price International are regulated by the Financial Services Authority (FSA) in Great Britain and, in certain cases, by other foreign regulators. Our transfer agent services subsidiaries are registered under the Securities Exchange Act of 1934, and our trust company is regulated by the State of Maryland, Commissioner of Financial Regulation. T. Rowe Price Savings Bank is regulated by the Office of Thrift Supervision, U.S. Department of the Treasury. T. Rowe Price (Canada) is also registered with several of the provincial securities commissions in Canada.
T. Rowe Price Investment Services is a registered broker-dealer and member of the Financial Industry Regulatory Authority (FINRA) and the Securities Investor Protection Corporation. We provide discount brokerage services through this subsidiary primarily to complement the other services provided to shareholders of the Price funds. Pershing, a third-party clearing broker and affiliate of the Bank of New York, maintains our discount brokerage’s customer accounts and clears all transactions.
All aspects of our business are subject to extensive federal, state and foreign laws and regulations. These laws and regulations are primarily intended to benefit or protect our clients and the Price funds’ shareholders. They generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the conduct of our business in the event that we fail to comply with laws and regulations. Possible sanctions that may be imposed on us in the event that we fail to comply include the suspension of individual employees, limitations on engaging in certain business activities for specified periods of time, revocation of our investment adviser and other registrations, censures, and fines.
Certain of our subsidiaries are subject to net capital requirements including those of various federal, state, and foreign regulatory agencies. Our subsidiaries’ net capital, as defined, meets or exceeds all minimum requirements.
COMPETITION. As a member of the financial services industry, we are subject to substantial competition in all aspects of our business. A significant number of proprietary and other sponsors’ mutual funds are sold to the public by other investment management firms, broker-dealers, mutual fund companies, banks and insurance companies. We compete with brokerage and investment banking firms, insurance companies, banks, and other financial institutions in all aspects of our business and in every country in which we offer our advisory services. Many of these financial institutions have substantially greater resources than we do. We compete with other providers of investment advisory services primarily based on the availability and objectives of the investment portfolios offered, investment performance, and the scope and quality of investment advice and other client services. In order to maintain and enhance our competitive position, we may review acquisition and venture opportunities and, if appropriate, engage in discussions and negotiations that could lead to the acquisition of a new equity or other financial relationship.

EMPLOYEES. At December 31, 2008, we employed 5,385 associates, up 6% from the end of 2007. We may add additional temporary and part-time personnel to our staff from time to time to meet periodic and special project demands, primarily for technology and mutual fund administrative services.
SEC FILINGS. We make available free of charge through our Internet web site our annual report on Form 10-K, quarterly reports on
Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission. To obtain any of this information, access our web page at http://trow.client.shareholder.com/financials.cfm.
Item 1A. Risk Factors.
An investment in our common stock involves various risks, including those mentioned below and those that are discussed from time-to-time in our periodic filings with the SEC. Investors should carefully consider these risks, along with the other information contained in this report, before making an investment decision regarding our common stock. There may be additional risks of which we are currently unaware, or which we currently consider immaterial. Any of these risks could have a material adverse effect on our financial condition, results of operations, and value of our common stock.
RISKS RELATING TO OUR BUSINESS AND THE FINANCIAL SERVICES INDUSTRY
Our revenues are based on the market value and composition of the assets under our management, all of which are subject to fluctuation caused by factors outside of our control.
We derive our revenues primarily from investment advisory services provided by our subsidiaries to individual and institutional investors in the T. Rowe Price mutual funds and other investment portfolios. Our investment advisory fees typically are calculated as a percentage of the market value of the assets under our management. We generally earn higher fees on assets invested in our equity funds and equity investment portfolios than we earn on assets invested in our fixed income funds and portfolios. Among equity investments, there is a significant variation in fees earned from index-based investments at the low end and emerging markets funds and portfolios at the high end. Fees also vary across the fixed income funds and portfolios, though not as widely as equity investments, with stable value portfolios and money market securities at the lower end and non-U.S. dollar denominated bonds at the high end. As a result, our revenues are dependent on the value and composition of the assets under our management, all of which are subject to substantial fluctuation due to many factors, including:
•	Investor Mobility. Our investors generally may withdraw their funds at any time, on very short notice and without any significant penalty.

•	General Market Declines. A downturn in stock or bond prices (such as that ongoing since the last half of 2008 characterized by recessionary concerns, unemployment and lack of available credit) would cause the value of assets under our management to decrease, and may also cause investors to withdraw their investments, thereby further decreasing the level of assets under our management.

•	Investment Performance. If the investment performance of our managed portfolios is less than that of our competitors or applicable third-party benchmarks, we could lose existing and potential customers and suffer a decrease in assets under management. Institutional investors in particular consider changing investment advisers based upon poor relative investment performance. Individual investors in contrast are more likely to react to poor absolute investment performance.

•	Global Economies. National and international political and economic events may cause financial market declines that lower the value of assets under our management, and may cause investors to withdraw funds.

•	Investing Trends. Changes in investing trends and, in particular, retirement savings trends, including the prevalence of defined contribution retirement plans, may reduce interest in our funds and portfolios and may alter our mix of assets under management.

•	Interest Rate Changes. Investor interest in and the valuation of our fixed income investment funds and portfolios are affected by changes in interest rates.

•	Tax Regulation Changes. Changes in the status of tax deferred retirement plan investments and tax-free municipal bonds, the capital gains and corporate dividend tax rates, and other individual and corporate tax rates and regulations could adversely affect investor behavior and may cause investors to view certain investment offerings less favorably and withdraw their investment assets, thereby decreasing the level of assets under our management.
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
Our success depends on our highly skilled personnel, including our portfolio and fund managers, investment analysts, management and client relationship personnel, and corporate officers, many of whom have specialized expertise and extensive experience in our industry. Strong financial services professionals are in demand, and we face significant competition for highly qualified employees. Our key employees do not have employment contracts, and generally can terminate their employment with us at any time. We cannot assure that we will be able to retain or replace key personnel. In order to retain or replace our key personnel, we may be required to increase compensation, which would decrease net income. The loss of key personnel could damage our reputation and make it more difficult to retain and attract new employees and investors. Losses of assets from our client investors would decrease our revenues and net income, possibly materially.
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
The performance of our money market funds is dependent on the income from the underlying securities exceeding the operating costs of the fund. When interest rates are at the historic lows that presently exist, the operating costs of the funds will absorb a greater portion of the portfolio’s income and reduce the yield of the funds to very low levels. In this environment, bank deposits may become more attractive to investors and our money market funds could suffer redemptions. Client losses would decrease our revenues and net income.

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
Our expenses are subject to significant fluctuations that could materially decrease net income.
Our operating results are dependent on the level of our expenses, which can vary significantly for many reasons, including:
•	changes in the level of our advertising expenses, including the costs of expanding investment advisory services to investors outside of the United States and further penetrating U.S. distribution channels,

•	variations in the level of total compensation expense due to, among other things, bonuses, stock option grants and other stock-based awards, changes in employee benefit costs due to regulatory or plan design changes, changes in our employee count and mix, competitive factors, and inflation,

•	a future impairment of goodwill that is recognized in our balance sheet,

•	material fluctuation in foreign currency exchange rates applicable to the costs of our operations abroad,

•	expenses and capital costs incurred to enhance our administrative and operating services infrastructure, such as technology assets, depreciation, amortization, and research and development,

•	unanticipated costs incurred to protect investor accounts and client goodwill, and

•	disruptions of third-party services such as communications, power, and mutual fund transfer agent and accounting systems.
Under our agreements with the T. Rowe Price mutual funds, we charge the mutual funds certain administrative fees and related expenses based upon contracted terms. If we fail to accurately estimate our underlying expense levels or otherwise are required to incur expenses relating to the mutual funds that are not otherwise paid by the funds, our operating results will be adversely affected.
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

Natural disasters and other unpredictable events could adversely affect our operations.
Armed conflict, terrorist attacks, power failures, and natural disasters could adversely affect our revenues, expenses and net income by:
•	decreasing investment valuations in, and returns on, the investment portfolios that we manage,

•	causing disruptions in national or global economies that decrease investor confidence and make investment products generally less attractive,

•	inflicting losses in human capital,

•	interrupting our business operations,

•	triggering technology delays or failures, and

•	requiring substantial capital expenditures and operating expenses to remediate damage, replace our facilities, and restore our operations.
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
We currently have a substantial portion of our assets invested in our stock, blended asset and bond mutual funds. All of these investments are subject to investment market risk and our non-operating investment income could be adversely affected by the realization of losses upon the disposition of our investments or the recognition of significant other-than-temporary impairments like those recognized in the fourth quarter of 2008. In addition, related investment income has fluctuated significantly over the years depending upon the performance of our corporate investments, including the impact of market conditions and interest rates, and the size of our corporate money market and longer-term mutual fund holdings. Fluctuations in other investment income can be expected to occur in the future.
The investment performance of our savings bank subsidiary could adversely affect our assets and results of operations.
We have a savings bank subsidiary that accepts time deposits from customers, pays a fixed rate of interest to them, and invests in asset-backed debt securities. Although we generally hold these investments to maturity, which generally correlates to the maturities of our customer deposits, fluctuations in credit risk could result in other-than-temporary impairments among the fixed income investments and, in turn, could result in a mismatch between the return on our investment portfolio and the interest paid on our customer deposits. To the extent that this occurs, our assets and results of operations could be adversely affected.
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
We are subject to extensive regulation by foreign and domestic governments, regulatory agencies such as the SEC in the United States and the FSA in Great Britain, and self-regulatory organizations such as FINRA. The conduct of our business is in large part dictated by adherence to such regulation, including federal laws such as the Sarbanes-Oxley Act of 2002, the USA Patriot Act of 2001, the Employee Retirement Income Security Act of 1974 (ERISA), regulations relating to the mutual fund industry specifically and securities laws generally, accounting standards, and banking and tax laws. Compliance with these complex regulations and our disclosure and financial reporting obligations requires significant investments of time and money and could limit our ability to enter into new lines of business. Further, the regulations imposed by one jurisdiction may conflict with the regulations imposed by another, and these differences may be difficult or impossible to reconcile.
Our regulatory environment is frequently altered by new regulations and by revisions to, and evolving interpretations of, existing regulations. Future changes could require us to modify or curtail our investment offerings and business operations.

If we are unable to maintain compliance with applicable laws and regulations, we could be subject to criminal and civil liability, the suspension of our employees, fines, penalties, sanctions, injunctive relief, exclusion from certain markets, or temporary or permanent loss of licenses or registrations necessary to conduct our business. A regulatory proceeding, even if it does not result in a finding of wrongdoing or sanctions, could consume substantial expenditures of time and capital. Any regulatory investigation and any failure to maintain compliance with applicable laws and regulations could severely damage our reputation, adversely affect our ability to conduct business, and decrease revenue and net income.
Legal and regulatory developments in the mutual fund and investment advisory industry could increase our regulatory burden, cause a loss of mutual fund investors, and reduce our revenues.
Because of the recent exposure of trading abuses and fraudulent investment activities, the collapse of the independent investment banking industry in the U.S., and massive government investment in the U.S. banking and financial system, regulators have shown increasing interest in the oversight of the broad financial and investment industry. Federal agencies have adopted regulations designed to strengthen controls and restore investor confidence and more oversight and rules can be expected in the future that could place greater compliance and administrative burdens on us, which likely would increase our expenses without increasing revenues. In addition, new regulations could require the Price funds to reduce the level of certain mutual fund fees paid to us or require us to bear additional expenses, which would affect our operating results. Further, adverse results of regulatory investigations of mutual fund, investment advisory and financial services firms could tarnish the reputation of the financial services industry generally and mutual funds and investment advisers more specifically, causing investors to avoid further fund investments or redeem their balances. Redemptions would decrease the assets under our management, which would reduce our advisory revenues and net income.
We may become involved in legal and regulatory proceedings that may not be covered by insurance.
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
We carry insurance in amounts and under terms that we believe are appropriate. We cannot assure that our insurance will cover most liabilities and losses to which we may be exposed, or that our insurance policies will continue to be available at acceptable terms and fees. Certain insurance coverage may not be available or may be prohibitively expensive in future periods. As our insurance policies come up for renewal, we may need to assume higher deductibles or co-insurance liabilities, or pay higher premiums, which would increase our expenses and reduce our net income.
Net capital requirements may impede the business operations of our subsidiaries.
Certain of our subsidiaries are subject to net capital requirements imposed by various federal, state, and foreign authorities. Our subsidiaries’ net capital meets or exceeds all minimum requirements; however, a significant operating or investment loss or an extraordinary charge against net capital could adversely affect the ability of our subsidiaries to expand or even maintain their operations if we were unable to make additional investments in them.
TECHNOLOGY RISKS
We require specialized technology to operate our business and would be adversely affected if our technology became inoperative or obsolete.
We depend on highly specialized and, in many cases, proprietary technology to support our business functions, including among others:
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our operating and servicing activities are largely conducted at owned facilities in campus settings comprising 294,000 square feet in Colorado Springs, Colorado, and 822,000 square feet on three parcels of land in close proximity in Owings Mills, Maryland. We are presently constructing two buildings at the largest Owings Mills site with an additional 336,000 square feet of space that will not be completed until 2010. Our campus sites will also accommodate additional future development.
We presently maintain investor centers for walk-in traffic and investor meetings in leased facilities located in the Baltimore; Boca Raton, Florida; Boston (Wellesley, Massachusetts); Chicago (Oak Brook and Northbrook, Illinois); Los Angeles (Century City, California);
New York City/New Jersey (Garden City, New York, and Paramus and Short Hills, New Jersey); San Francisco (Walnut Creek, California); Tampa, Florida; and Washington (Washington, D.C. and McLean, Virginia) areas. We also have investor centers in our owned facilities in Colorado Springs and Owings Mills. These investor centers allow us to be available in person to meet with a large number of our individual investors.
Our corporate offices include 425,000 square feet under lease until mid-2017 at 100 East Pratt Street in Baltimore. We lease our other offices, including those in London, our business recovery site in Maryland, and our customer service call center in Tampa.
Information concerning our anticipated capital expenditures in 2009 and our future minimum rental payments under noncancelable operating leases at December 31, 2008, is set forth in the capital resources and liquidity and contractual obligations discussions in Item 7 of this Form 10-K.
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
None during the fourth quarter of 2008.
Item. Executive Officers of the Registrant.
The following information includes the names, ages, and positions of our executive officers. There are no arrangements or understandings pursuant to which any person serves as an officer. The first six individuals are members of our management committee.
James A.C. Kennedy (55), Chief Executive Officer and President since 2007. Mr. Kennedy was previously a Vice President from 1981-2006.
Brian C. Rogers (53), Chairman since 2007 and a Vice President since 1985.
Edward C. Bernard (52), Vice Chairman since 2007 and a Vice President since 1989.
Mary J. Miller (53), a Vice President since 1986.
William J. Stromberg (48), a Vice President since 1990.
David J.L. Warren (51), a Vice President since 2000. Mr. Warren intends to retire on March 31, 2009, and then will be succeeded by Christopher D. Alderson (46), a Vice President since 2002.
Kenneth V. Moreland (52), Chief Financial Officer and a Vice President since 2004.
Wayne D. O’Melia (56), a Vice President since 1987.
Joseph P. Croteau (54), Treasurer (Principal Accounting Officer) since 2000 and a Vice President since 1987.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock ($.20 par value per share) trades on the NASDAQ Global Select Market under the symbol TROW. The high and low trade price information and dividends per share during the past two years were:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2007 — High price	$50.03	$55.21	$57.45	$65.46
Low price	$44.59	$46.81	$45.27	$53.54
Cash dividends declared	$.17	$.17	$.17	$.24

2008 — High price	$60.42	$63.70	$70.20	$58.00
Low price	$43.00	$49.95	$46.18	$24.26
Cash dividends declared	$.24	$.24	$.24	$.24
We presently plan to declare and pay quarterly cash dividends in 2009 that, taken together, will exceed the $.96 per share declared and paid for 2008. Our annual dividends per share have increased every year since we became a public company in 1986; however, there can be no assurance that we will continue to pay dividends at increasing rates or at all.
Our common stockholders have approved all of our equity compensation plans. These plans provide for the issuance of up to 60,010,739 shares of our common stock at December 31, 2008, including 39,037,741 shares that may be issued upon the exercise of outstanding stock options at a weighted average price of $36.52, and 241,034 shares that may be issued in conjunction with outstanding stock units. Additionally, 20,731,964 shares remain available for future issuances. Under the terms of the 2004 Stock Incentive Plan, the number of shares provided and available for future issuance will increase as we repurchase common stock in the future from the proceeds of stock option exercises.
During 2008, we repurchased 12,948,037 shares of our common stock pursuant to resolutions of our Board of Directors. Repurchase activity during the fourth quarter of 2008 was conducted under the Board of Directors’ authorizations of February 15, 2007, and June 5, 2008, as follows:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price Paid	Publicly Announced	Be Purchased Under
Month	Shares Purchased	per Share	Programs	the Programs
October	2,369,732	$39.95	2,369,732	16,507,630
November	1,700,000	33.78	1,700,000	14,807,630
December	128,200	31.17	128,200	14,679,430

Total	4,197,932	$37.18	4,197,932

There are approximately 143,000 beneficial stockholder accounts holding our common stock.
Item 6. Selected Financial Data.

	2004	2005	2006	2007	2008
		(in millions, except per-share data)
Net revenues	$1,277	$1,512	$1,815	$2,228	$2,116
Net operating income	$525	$655	$787	$996	$849
Net income	$337	$431	$530	$671	$491

Net cash provided by operating activities	$374	$540	$593	$758	$742

Per-share information
Basic earnings	$1.32	$1.65	$2.01	$2.53	$1.89
Diluted earnings	$1.26	$1.58	$1.90	$2.40	$1.82
Cash dividends declared	$.40	$.485	$.59	$.75	$.96

Weighted average shares outstanding	254.8	260.5	263.8	264.8	259.3
Weighted average shares outstanding assuming dilution	268.2	273.2	278.7	279.2	270.1

	December 31,
	2004	2005	2006	2007	2008
Balance sheet data (in millions)
Total assets	$1,929	$2,311	$2,765	$3,177	$2,819
Stockholders’ equity	$1,697	$2,036	$2,427	$2,777	$2,489

Assets under management (in billions)	$235.2	$269.5	$334.7	$400.0	$276.3

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL.
Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our sponsored mutual funds and other managed investment portfolios. Investment advisory clients outside the United States account for nearly 10% of our assets under management at December 31, 2008.
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
Neither our clients nor we could escape the severe downturn in global financial markets during 2008. Although we have not experienced a fundamental change in our business model like many other financial services companies, the collateral damage from the global economic woes significantly reduced our assets under management, related advisory revenues, and the value of our corporate mutual fund investments in 2008. In response, we have been vigilant about our expense levels and started a series of expense-reduction initiatives, accelerating those efforts as the market dramatically declined in the fourth quarter of 2008. Ultimately, our actual 2008 expenses were well below the levels originally planned. As we continue to rein in expenses, we presently expect that our 2009 operating expenses will fall below those of 2007.
We remain debt-free with substantial liquidity and resources that are available to help us ride through the current market crises while prudently managing the firm for the long-term. Our financial stability allows us to take advantage of attractive growth opportunities, invest in key capabilities including investment professionals and technologies and, most importantly, provide our clients with strong investment management expertise and service. While we believe 2009 will be a tough year for consumers and investors alike around the world, we think the investment environment will improve as we move into the latter half of the year and efforts to get the global economy back on track gain traction.
BACKGROUND.
The aftermath of the subprime mortgage market implosion in 2007 and the continuing credit crisis have significantly affected financial markets. At the beginning of 2008, equities declined dramatically around the world. In the United States, economic growth in the first quarter was low, and the downside risks in the economic outlook increased. The Federal Reserve responded with a substantial further easing of U.S. monetary policy that reduced the federal funds rate by 225 basis points to 2% by the end of April. The Federal government also acted with a fiscal stimulus package for American households, and the Federal Reserve initiated a series of actions intended to increase liquidity, among not only the large commercial banks but also large non-bank securities dealers.
Early July saw further financial market declines as many major indexes fell 20% below their most recent highs in October 2007. As summer progressed, the continuing severe downturn in the housing sector and the restraining effect of writedowns on bank capital and in turn credit availability, further pressured the markets. In early September, the U.S. Government acted to take control of the government-sponsored mortgage enterprises, Fannie Mae and Freddie Mac, and took numerous other largely unprecedented actions to seek to stabilize the financial services industry. The investment banking industry in the U.S. was transformed almost overnight as a merger, a bankruptcy and two conversions to bank holding companies either eliminated or reorganized the four largest independent firms. Subsequently, a large unrelated institutional money market mutual fund “broke the buck” and went into liquidation. Also, mortgage and other asset quality concerns continued to weaken both larger and smaller commercial banks, some of which experienced FDIC takeovers, further government assistance and additional mergers.
In the midst of this turmoil in the U.S. markets, global equity markets declined dramatically, and banking and credit market conditions deteriorated throughout the world. In September and October, central banks and governments acted, sometimes jointly, to shore up financial institutions and markets by injecting liquidity and capital directly into the global banking system and easing monetary policy further. In the U.S., the Federal Reserve reduced the target federal funds rate to 1% by the end of October and Congress enacted an extraordinary $700 billion support package that sought to stabilize the financial system. Most of the first half of this package, authorized to be spent before year end, went to large banks in exchange for preferred shares and warrants; however, the program also extended debt and equity financing to the automotive industry and a large insurance company. At year-end, credit markets were still tight and equity markets remained volatile with significant daily swings in valuations. Fears of recession and an uncertain timeframe for economic recovery weighed on investors. Given the uncertain outlook and lower demand, energy prices had weakened, with oil falling more than $100 below its record high in July 2008. In mid-December, the Federal Reserve reduced the target funds rate to a range of 0% to .25%, the lowest in history. In doing so, it noted that “...weak economic conditions are likely to warrant exceptionally low levels of the federal funds rate for some time.”
With the ongoing global recession now acknowledged, expectations for the economy’s performance in 2009 are generally low. Markdowns in scheduled production and significant employee layoffs have been announced as businesses aggressively cut costs and households reduce spending. Financial markets remain strained, and equity prices declined further in January. In addition to the remaining $350 billion from the $700 billion fall package, the new U.S. Administration has proposed a substantial further stimulus package that would include more than $800 billion of tax cuts and federal spending to turn the economy around. We are hopeful that this package, building on the monetary and fiscal actions already taken, will eventually provide the necessary foundation for a restoration of confidence in financial markets and a resumption of economic growth.

In the stressful and volatile financial markets of 2008, U.S. stock indexes produced significant negative results. The broad S&P 500 Index of large-cap companies in leading industries of the U.S. economy registered a 37.0% loss while the NASDAQ Composite Index, which is heavily weighted with technology companies, was down 40.5% (excluding dividends). Performance of stocks outside the United States was worse, with a strengthening U.S. dollar increasing the magnitude of losses in dollar terms. The MSCI EAFE Index, which measures the performance of mostly large-cap stocks in Europe, Australasia and the Far East, produced a 43.1% loss while the MSCI Emerging Markets Index had an even larger loss of 53.2% for 2008.
U.S. Treasury yields declined sharply across the maturity spectrum over the course of 2008, with shorter maturities experiencing the greatest movement as investors sought the safest short-term instruments and liquidity. The yield on the benchmark 10-year U.S. Treasuries was 2.25% at December 31, 2008, down 179 basis points from the end of 2007. On the shortest side of the yield curve, both the one- and three-month yields were only .11% at year-end 2008, down 265 and 325 basis points, respectively, from the beginning of the year.
The flight to credit quality amid the economic and financial turmoil of 2008 led other debt securities to record widely disparate returns with liquidity and credit quality driving the results. The Barclays Capital U.S. Aggregate Index, a broad measure of the taxable domestic investment-grade bond market, returned 5.24%. The Barclays Capital Municipal Bond Index lost 2.47% as the municipal market suffered from forced selling from leveraged investors and concerns about the condition of state finances. The Credit Suisse High Yield Index lost 26.17% as investors anticipated a wave of defaults among high-yield bonds and the asset-backed segment suffered from worries over consumer debt. Bonds from developed markets overseas enjoyed a small gain largely because of currency exchange movements over the year, and the Barclays Capital Global Aggregate Ex-U.S. Dollar Bond Index returned 4.39%.
In this unsettled environment, investors entrusted net inflows of $17.1 billion to our management in 2008. During the first half of the year, net inflows were $17.8 billion. The steep financial market downturn and extreme market volatility caused investors to be more cautious in the second half of 2008 and we experienced net outflows of $.7 billion. Total assets under our management ended 2008 at $276.3 billion, down 30.9% from the end of 2007 and up only 2.5% over the last three years from December 31, 2005. During this period, our assets under management (in billions) have changed as follows:

	2006	2007	2008
Assets under management at beginning of year	$269.5	$334.7	$400.0

Net cash inflows
Sponsored mutual funds in the U.S., including $.8 billion in 2006 from mutual fund mergers	12.9	20.2	3.9
Other portfolios, including $.1 billion in separate accounts acquired in 2006	14.9	13.6	13.2

	27.8	33.8	17.1
Net market gains (losses) and income	37.9	32.4	(140.3)
Mutual fund distributions not reinvested	(.5)	(.9)	(.5)

Increase (decrease) during year	65.2	65.3	(123.7)

Assets under management at end of year	$334.7	$400.0	$276.3

Over the last three years, our net cash inflows have been sourced most significantly from third-party financial intermediaries and from institutional investors around the world. Our relative investment performance over much of this period and brand awareness contributed significantly to attracting net inflows across each of our four distribution channels.
Assets under management at December 31, 2008, include $196.9 billion in equity and blended asset investment portfolios and $79.4 billion in fixed income investment portfolios. The investment portfolios that we manage consist of $164.4 billion in the T. Rowe Price mutual funds distributed in the United States and $111.9 billion in other investment portfolios, including separately managed accounts, sub-advised funds, and other sponsored investment funds offered to investors outside the U.S. and through variable annuity life insurance plans.
Our $513.5 million portfolio of investments in sponsored mutual funds at December 31, 2008, includes unrealized losses of $40.3 million that are considered temporary and, accordingly, are recognized in accumulated other comprehensive losses in stockholders’ equity. This unrealized loss is comprised of $30.1 million attributable to investments valued at $115.9 million that have been temporarily impaired on a continuous basis from September 30, 2008, and $10.2 million arising in the fourth quarter of 2008 on fund investments valued at $79.3 million. See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in this report for further discussion about the recognition of impairments to our investments in sponsored mutual funds.
We incur significant expenditures to attract new investment advisory clients and additional investments from our existing clients. These efforts may often involve costs that precede any future revenues that we may recognize from increases to our assets under management.
RESULTS OF OPERATIONS.
2008 versus 2007. Investment advisory revenues decreased 6.3%, or $118 million, to $1.76 billion in 2008 as average assets under our management decreased $16 billion to $358.2 billion. The average annualized fee rate earned on our assets under management was 49.2 basis points in 2008, down from the 50.2 basis points earned in 2007, as lower equity market valuations resulted in a greater percentage of our assets under management being attributable to lower fee fixed income portfolios. Continuing stress on the financial markets and resulting lower equity valuations in subsequent quarters will result in lower average assets under our management, lower investment advisory fees and lower net income as compared to prior periods.

Net revenues decreased 5%, or $112 million, to $2.12 billion. Operating expenses were $1.27 billion in 2008, up 2.9% or $36 million from 2007. Net operating income for 2008 decreased $147.9 million, or 14.8%, to $848.5 million. Higher operating expenses in 2008 and decreased market valuations during the latter half of 2008, which lowered our assets under management and advisory revenues, resulted in our 2008 operating margin declining to 40.1% from 44.7% in 2007. Non-operating investment losses in 2008 were $52.3 million as compared to investment income of $80.4 million in 2007. Investment losses in 2008 include non-cash charges of $91.3 million for the other than temporary impairment of certain of the firm’s investments in sponsored mutual funds. Net income in 2008 fell 27% or nearly $180 million from 2007. Diluted earnings per share also decreased to $1.82, down $.58 or 24.2% from last year. The non-operating charge to recognize other than temporary impairments reduced diluted earnings per share by $.21 in 2008.
Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States decreased 8.5%, or $114.5 million, to $1.24 billion. Average mutual fund assets were $216.1 billion in 2008, down $16.7 billion from 2007. Mutual fund assets at December 31, 2008, were $164.4 billion, down $81.6 billion from the end of 2007.
Net inflows to the mutual funds during 2008 were $3.9 billion, including $1.9 billion to the money funds, $1.1 billion to the bond funds, and $.9 billion to the stock funds. The Value, Equity Index 500, and Emerging Markets stock funds combined to add $4.1 billion, while the Mid-Cap Growth and Equity Income stock funds had net redemptions of $2.2 billion. Net fund inflows of $6.2 billion originated in our target-date Retirement Funds, which in turn invest in other T. Rowe Price funds. Fund net inflow amounts in 2008 are presented net of $1.3 billion that was transferred to target-date trusts from the Retirement Funds during the year. Decreases in market valuations and income not reinvested lowered our mutual fund assets under management by $85.5 billion during 2008.
Investment advisory revenues earned on the other investment portfolios that we manage decreased $3.6 million to $522.2 million. Average assets in these portfolios were $142.1 billion during 2008, up slightly from $141.4 billion in 2007. These minor changes, each less than 1%, are attributable to the timing of declining equity market valuations and cash flows among our separate account and sub-advised portfolios. Net inflows, primarily from institutional investors, were $13.2 billion during 2008, including the $1.3 billion transferred from the Retirement Funds to target-date trusts. Decreases in market valuations, net of income, lowered our assets under management in these portfolios by $55.3 billion during 2008.
Administrative fees increased $5.8 million to $353.9 million, primarily from increased costs of servicing activities for the mutual funds and their investors. Changes in administrative fees are generally offset by similar changes in related operating expenses that are incurred to provide services to the funds and their investors.
Our largest expense, compensation and related costs, increased $18.4 million or 2.3% from 2007. This increase includes $37.2 million in salaries resulting from an 8.4% increase in our average staff count and an increase of our associates’ base salaries at the beginning of the year. At December 31, 2008, we employed 5,385 associates, up 6.0% from the end of 2007, primarily to add capabilities and support increased volume-related activities and other growth over the past few years. Over the course of 2008, we slowed the growth of our associate base from earlier plans and the prior year. We do not expect the number of our associates to increase in 2009. We also reduced our annual bonuses $27.6 million versus the 2007 year in response to recent and ongoing unfavorable financial market conditions that negatively impacted our operating results. The balance of the increase is attributable to higher employee benefits and employment-related expenses, including an increase of $5.7 million in stock-based compensation. Entering 2009, we did not increase the salaries of our highest paid associates.
After higher spending during the first quarter of 2008 versus 2007, investor sentiment in the uncertain and volatile market environment caused us to reduce advertising and promotion spending, which for the year was down $3.8 million from 2007. We expect to reduce these expenditures for 2009 versus 2008, and estimate that spending in the first quarter of 2009 will be down about $5 million from the fourth quarter of 2008. We vary our level of spending based on market conditions and investor demand as well as our efforts to expand our investor base in the United States and abroad.
Occupancy and facility costs together with depreciation expense increased $18 million, or 12% compared to 2007. We have been expanding and renovating our facilities to accommodate the growth in our associates to meet business demands.
Other operating expenses were up $3.3 million from 2007. We increased our spending $9.8 million, primarily for professional fees and information and other third-party services. Reductions in travel and charitable contributions partially offset these increases.
Our non-operating investment activity resulted in a net loss of $52.3 million in 2008 as compared to a net gain of $80.4 million in 2007. This change of $132.7 million is primarily attributable to losses recognized in 2008 on our investments in sponsored mutual funds, which resulted from declines in financial market values during the year.

	2007	2008	Change
Capital gain distributions received	$22.1	$5.6	$(16.5)
Other than temporary impairments recognized	(.3)	(91.3)	(91.0)
Net gains (losses) realized on fund dispositions	5.5	(4.5)	(10.0)

Net gain (loss) recognized on fund holdings	$27.3	$(90.2)	$(117.5)

We recognized other than temporary impairments of our investments in sponsored mutual funds because of declines in fair value below cost for an extended period. The significant declines in fair value below cost that occurred in 2008 were generally attributable to the adverse and ongoing market conditions discussed in the Background section above. See also the discussion below of Critical Accounting Policies for other than temporary impairments of available-for-sale securities.

In addition, income from money market and bond fund holdings was $19.3 million lower than in 2007 due to the significantly lower interest rate environment of 2008. Lower interest rates also led to substantial capital appreciation on our $40 million holding of U.S. Treasury Notes that we sold in December 2008 at a $2.6 million gain.
The 2008 provision for income taxes as a percentage of pretax income is 38.4%, up from 37.7% in 2007, primarily to reflect changes in state income tax rates and regulations and certain adjustments made prospectively based on our annual income tax return filings for 2007. We currently estimate that our 2009 effective tax rate will be similar to the 2008 effective rate.
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
Other operating expenses were up $37.9 million, or 26%, including $10.4 million of higher distribution expenses recognized on greater assets under management sourced from financial intermediaries that distribute our Advisor and R classes of mutual fund shares. These distribution costs are offset by an equal increase in our administrative revenues recognized from the 12b-1 fees discussed above. Additionally, consulting and professional fees, travel, information services, and other costs rose in 2007 to meet increased business demands.
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
The 2007 provision for income taxes as a percentage of pretax income was recognized using a rate of 37.7%, down slightly from the 38.3% rate for the year 2006 that included provisions of .6% for the anticipated settlement of prior years’ taxes.

CAPITAL RESOURCES AND LIQUIDITY.
During 2008, stockholders’ equity decreased from nearly $2.8 billion to about $2.5 billion. We repurchased $.6 billion of our common stock during the year. Tangible book value is $1.8 billion at December 31, 2008, and cash and mutual fund investments exceed $1.1 billion. Given the availability of these financial resources, we do not maintain an available external source of liquidity.
Operating activities during 2008 provided cash flows of nearly $742 million, down $16 million from 2007. Reconciling items include lower net income of almost $180 million that was offset by timing differences of about $59 million in the cash settlement of our operating receivables and payables. Other than temporary impairments of our sponsored mutual fund investments totaling $91 million, greater depreciation expense on our increased property and equipment of $8 million, and nearly $6 million of additional stock-based compensation account for the remainder of the difference between 2007 and 2008.
Net cash used in investing activities totaled $125 million in 2008, down $220 million from 2007. In 2007, we invested a net of $175.5 million in our sponsored mutual funds from our available cash resources. On a net basis, we added only $2.6 million to our fund holdings in 2008; however, we made $95 million of changes to the composition of our portfolio of mutual fund holdings in light of market conditions during the year. Because of an increase in savings bank deposits, we also increased our investment in debt securities held by the savings bank by $41 million in 2008. While we made other investments of $23 million in 2007, we made only $10 million of other investments in 2008. We also received proceeds of $42.6 million on the sales, and $30 million on the maturities, of our $70 million U.S. Treasury Notes portfolio.
Net cash used in financing activities was $783 million in 2008, up $382 million from 2007. Our strong cash position allowed us to increase our common stock repurchases by $302 million in 2008 versus 2007. Our cash outflows for dividends paid increased $132 million. During the first quarter of 2008, we changed our policy regarding the timing of dividend payments such that our quarterly dividends are now declared and paid in the same quarter. Accordingly, our cash outflows for 2008 include the payout of dividends for the fourth quarter 2007 and all four quarters of 2008. Additionally, we increased the quarterly dividend payment from $.17 per share made in each of the four 2007 quarters to $.24 per share beginning with the payment made in January 2008. Lastly, deposits at our savings bank subsidiary increased nearly $44 million in 2008 as depositors sought the security of FDIC-backed accounts.
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
Property and equipment expenditures in 2009 are anticipated to be about $190 million and are expected to be funded from cash balances.
CONTRACTUAL OBLIGATIONS.
The following table presents a summary of our future obligations (in millions) under the terms of existing operating leases and other contractual cash purchase commitments at December 31, 2008. Other purchase commitments include contractual amounts that will be due for the purchase of goods or services to be used in our operations and may be cancelable at earlier times than those indicated, under certain conditions that may involve termination fees. Because these obligations are generally of a normal recurring nature, we expect that we will fund them from future cash flows from operations. The information presented does not include operating expenses or capital expenditures that will be committed in the normal course of operations in 2009 and future years. The information also excludes the $6 million of unrecognized tax benefits discussed in Note 9 to our consolidated financial statements because it is not possible to estimate the time period in which a payment might be made to the tax authorities.

	Total	2009	2010-11	2012-13	Later
Noncancelable operating leases	$197	$26	$48	$42	$81
Other purchase commitments	190	123	53	12	2

	$387	$149	$101	$54	$83

We also have outstanding commitments to fund additional investments totaling $31.5 million at December 31, 2008.

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
We present those significant accounting policies used in the preparation of our consolidated financial statements as an integral part of those statements within this 2008 Annual Report. In the following discussion, we highlight and explain further certain of those policies that are most critical to the preparation and understanding of our financial statements.
Other than temporary impairments of available-for-sale securities. We generally classify our investment holdings in sponsored mutual funds and the debt securities held for investment by our savings bank subsidiary as available-for-sale. At the end of each quarter, we mark the carrying amount of each investment holding to fair value and recognize an unrealized gain or loss as a component of comprehensive income (loss) within the statement of stockholders’ equity. We next review each individual security position that has an unrealized loss or impairment to determine if that impairment is other than temporary.
A mutual fund holding with an impairment that has persisted daily throughout the six months between quarter-ends is generally presumed to have an other than temporary impairment and a loss is recognized in our statement of income unless there is persuasive evidence, such as an increase in value subsequent to quarter end, to overcome that presumption. We may also recognize an other than temporary loss of less than six months in our statement of income if the particular circumstances of the underlying investment do not warrant our belief that a near-term recovery is possible.
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
Stock options. We recognize stock option-based compensation expense in our consolidated statement of income using a fair value based method. Fair value methods use a valuation model for shorter-term, market-traded financial instruments to theoretically value stock option grants even though they are not available for trading purposes and are of longer duration. The Black-Scholes option pricing model that we use includes the input of certain variables that are dependent on future expectations, including the expected lives of our options from grant date to exercise date, the volatility of our underlying common shares in the market over that time period, and the rate of dividends that we will pay during that time. Our estimates of these variables are made for the purpose of using the valuation model to determine an expense for each reporting period and are not subsequently adjusted. Unlike most of our expenses, the resulting charge to earnings using a fair value based method is a non-cash charge that is never measured by, or adjusted based on, a cash outflow.
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

NEWLY ISSUED BUT NOT YET ADOPTED ACCOUNTING STANDARDS.
Each reporting period we consider all newly issued but not yet adopted standards applicable to our operations and the preparation of our consolidated statements. We do not believe that any issued standard that we have not yet adopted will have a material effect on our financial position or results of operations.
FORWARD-LOOKING INFORMATION.
From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this report, may contain certain forward-looking information, including information or anticipated information relating to changes in: our revenues, net income and earnings per share; changes in the amount and composition of our assets under management; our expense levels; our estimated effective income tax rate; and our expectations regarding financial markets and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A, Risk Factors, of this Annual Report. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.
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
Our future results are also dependent upon the level of our expenses, which are subject to fluctuation for the following or other reasons: changes in the level of our advertising expenses in response to market conditions, including our efforts to expand our investment advisory business to investors outside the United States and to further penetrate our distribution channels within the United States; variations in the level of total compensation expense due to, among other things, bonuses, stock option grants, other incentive awards, changes in our employee count and mix, and competitive factors; any goodwill impairment that may arise; fluctuation in foreign currency exchange rates applicable to the costs of our international operations; expenses and capital costs, such as technology assets, depreciation, amortization, and research and development, incurred to maintain and enhance our administrative and operating services infrastructure; unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and disruptions of services, including those provided by third parties, such as facilities, communications, power, and the mutual fund transfer agent and accounting systems.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our revenues and net income are based primarily on the value of assets under our management. Accordingly, declines in financial market values like those experienced since September 2008 directly and negatively impact our investment advisory revenues, as well as our investment income and net income.
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

The following table (in millions) presents the equity price risk from investments in sponsored mutual funds that are accounted for as available-for-sale securities by assuming a hypothetical decline in the fair values of mutual fund shares. This potential future loss of value, before any income tax benefits, reflects the valuation of mutual fund investments at year end using each fund’s lowest net asset value per share during 2008. In considering this presentation, it is important to note that: not all funds experienced their lowest net asset value per share on the same day; it is likely that the composition of the mutual fund investment portfolio would be changed if adverse market conditions persisted; and we could experience future losses in excess of those presented below.

	Fair value		Potential
	at	% of	lower	% of	Potential
	12/31/2008	Portfolio	value	Portfolio	loss
Stock and blended asset funds	$314.8	61	$265.2	59	$49.6	15.8%
Bond funds	198.7	39	186.8	41	11.9	6.0%

	$513.5	100	$452.0	100	$61.5	12.0%

The comparable potential loss of value presented in our 2007 annual report was $67.8 million on sponsored mutual fund investments of $771.2 million that included a net unrealized gain of $147 million at December 31, 2007. During 2008, we actually experienced net losses of $254.7 million, including $91.3 million of other than temporary impairments recognized in our non-operating investment income (loss).
Financial market conditions have recently been extremely volatile and financial security valuations have declined. Similarly, our portfolio of investments in sponsored mutual funds at December 31, 2008, includes a net unrealized loss of $17.5 million, including gross unrealized losses totaling $40.3 million. Unrealized losses incurred in the second half of 2008 totaling $30.1 million on investments valued at $115.9 million at December 31, 2008, have been temporarily impaired on a continuous basis from September 30, 2008. The remaining unrealized losses totaling $10.2 million were incurred in the fourth quarter of 2008 on fund investments valued at $79.3 million.
Because our fund holdings are considered available-for-sale securities, we recognize unrealized losses that are considered temporary in other comprehensive income. We review the carrying amount of each investment on a quarterly basis and recognize an impairment charge in non-operating investment income (loss) whenever an unrealized loss is considered other than temporary. A mutual fund holding with an impairment that has persisted daily throughout the six months between quarter-ends is generally presumed to have an other than temporary impairment unless there is persuasive evidence, such as an increase in value subsequent to quarter end, to overcome that presumption. It is possible that we will determine at March 31, 2009, or at a subsequent quarter end, that unrealized losses in one or more of our mutual fund investments have become other-than-temporary impairments. We could also sell our fund positions before a subsequent quarter-end reporting date and recognize in our income statement previously unrealized losses. The amount and timing of any subsequent charge will be dependent on future market performance.
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
We also hold other investments of $41.9 million at December 31, 2008, that we are at risk for loss up to our carrying amount should market conditions deteriorate.
We operate in several foreign countries, most prominent among which is Great Britain. We incur operating expenses and have foreign currency-denominated assets and liabilities associated with these operations, though our revenues are predominately realized in U.S. dollars. We do not believe that foreign currency fluctuations materially affect our results of operations.
Item 8. Financial Statements and Supplementary Data.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2007	12/31/2008
ASSETS
Cash and cash equivalents (Notes 1 and 6)	$785.1	$619.1
Accounts receivable and accrued revenue (Note 2)	265.3	177.3
Investments in sponsored mutual funds (Notes 3 and 6)	771.2	513.5
Debt securities held by savings bank subsidiary (Notes 4 and 6)	126.9	166.0
Other investments (Notes 5 and 6)	104.1	41.9
Property and equipment (Note 7)	358.3	440.1
Goodwill	665.7	665.7
Other assets (Note 8 and 9)	100.7	195.8

Total assets	$3,177.3	$2,819.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses (Note 10)	$99.5	$86.8
Accrued compensation and related costs	81.1	60.7
Income taxes payable (Note 9)	41.7	25.3
Dividends payable	63.6	—
Customer deposits at savings bank subsidiary (Note 4)	114.3	157.8

Total liabilities	400.2	330.6

Commitments and contingent liabilities (Notes 5, 7 and 12)

Stockholders’ equity (Notes 10, 11 and 12)
Preferred stock, undesignated, $.20 par value — authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value — authorized 500,000,000 shares in 2007 and 750,000,000 shares in 2008; issued 264,605,000 shares in 2007 and 256,856,000 shares in 2008	52.9	51.4
Additional capital in excess of par value	295.8	363.7
Retained earnings	2,333.4	2,086.8
Accumulated other comprehensive income (loss)	95.0	(13.1)

Total stockholders’ equity	2,777.1	2,488.8

	$3,177.3	$2,819.4

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except earnings per share)

	Year ended December 31,
	2006	2007	2008
Revenues
Investment advisory fees (Note 2)	$1,508.5	$1,879.1	$1,761.0
Administrative fees (Note 2)	305.4	348.1	353.9
Investment income of savings bank subsidiary	5.4	5.9	6.4

Total revenues	1,819.3	2,233.1	2,121.3
Interest expense on savings bank deposits	4.3	4.8	5.0

Net revenues	1,815.0	2,228.3	2,116.3

Operating expenses
Compensation and related costs (Notes 7, 10 and 12)	658.4	797.2	815.6
Advertising and promotion	97.3	107.9	104.1
Depreciation and amortization of property and equipment	46.5	53.4	61.7
Occupancy and facility costs (Note 7)	82.5	92.1	101.8
Other operating expenses	143.4	181.3	184.6

	1,028.1	1,231.9	1,267.8

Net operating income	786.9	996.4	848.5

Other net investment income (loss) (Notes 1, 3, 5 and 11)	71.7	80.4	(52.3)
Credit facility expenses (Note 12)	0.3	—	—

Net non-operating income (loss)	71.4	80.4	(52.3)

Income before income taxes	858.3	1,076.8	796.2
Provision for income taxes (Note 9)	328.7	406.2	305.4

Net income	$529.6	$670.6	$490.8

Earnings per share
Basic	$2.01	$2.53	$1.89

Diluted	$1.90	$2.40	$1.82

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2006	2007	2008

Cash flows from operating activities
Net income	$529.6	$670.6	$490.8
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	46.5	53.4	61.7
Stock-based compensation expense	61.0	79.8	85.5
Intangible asset amortization	0.4	0.6	0.6
Other than temporary impairments of investments in sponsored mutual funds	0.5	0.3	91.3
Changes in accounts receivable and accrued revenue	(48.2)	(42.7)	89.4
Changes in payables and accrued liabilities	31.1	23.9	(45.6)
Other changes in assets and liabilities	(27.7)	(27.9)	(31.9)

Net cash provided by operating activities	593.2	758.0	741.8

Cash flows from investing activities
Investments in sponsored mutual funds	(266.6)	(190.8)	(97.7)
Dispositions of sponsored mutual funds	14.4	15.3	95.1
Investments in debt securities by savings bank subsidiary	(36.5)	(27.3)	(73.2)
Proceeds from debt securities held by savings bank subsidiary	25.4	26.1	31.9
Other investments made	(59.6)	(23.1)	(9.7)
Proceeds from other investments	—	0.6	72.6
Additions to property and equipment	(94.4)	(145.6)	(144.1)
Other investing activity	(3.9)	0.1	0.1

Net cash used in investing activities	(421.2)	(344.7)	(125.0)

Cash flows from financing activities
Repurchases of common stock	(171.0)	(312.1)	(614.2)
Common share issuances under stock-based compensation plans	105.1	91.6	100.4
Dividends paid to stockholders	(147.6)	(180.3)	(312.5)
Change in savings bank subsidiary deposits	10.9	(0.4)	43.5

Net cash used in financing activities	(202.6)	(401.2)	(782.8)

Cash and cash equivalents
Net change during year	(30.6)	12.1	(166.0)
At beginning of year	803.6	773.0	785.1

At end of year	$773.0	$785.1	$619.1

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

			Additional		Accumulated	Deferred
	Common		capital in		other	stock-based	Total
	shares	Common	excess of	Retained	comprehensive	compensation	stockholders’
	outstanding	stock	par value	earnings	income (loss)	expense	equity
Balances at December 31, 2005	131,678	$26.3	$279.7	$1,683.3	$48.5	$(1.7)	$2,036.1
Reclassification at adoption of SFAS 123R			(1.7)			1.7	—
Common stock-based compensation plans activity
Shares issued upon option exercises	1,403	.3	49.7				50.0
Forfeiture of restricted awards	(1)	.0	.0				.0
Common shares repurchased	(1,533)	(.3)	(117.4)				(117.7)
Common shares issued in 2-for-1 split	131,547	26.3	(26.3)				—

Balances after split on June 23, 2006	263,094	52.6
Common stock-based compensation plans activity
Shares issued upon option exercises	3,227	.7	55.4				56.1
Restricted shares issued	74	.0	.0				—
Income tax benefit at vesting of restricted shares			.1				.1
Stock-based compensation expense			61.0				61.0
Common shares repurchased	(1,435)	(.3)	(53.0)				(53.3)
Comprehensive income
Net income				529.6
Change in net unrealized security holding gains					20.8
Total comprehensive income							550.4
Dividends declared				(155.8)			(155.8)

Balances at December 31, 2006	264,960	53.0	247.5	2,057.1	69.3	—	2,426.9
Common stock-based compensation plans activity
Shares issued upon option exercises	5,508	1.1	92.7				93.8
Shares issued upon vesting of restricted stock units	27	.0	(.4)				(.4)
Restricted shares issued	289	.0	.0				—
Shares withheld and tax effects at vesting of restricted shares	(8)	.0	.1				.1
Forfeiture of restricted awards	(8)	.0	(.1)	.0			(.1)
Stock-based compensation expense			79.9				79.9
Common shares repurchased	(6,163)	(1.2)	(124.0)	(195.5)			(320.7)
Comprehensive income
Net income				670.6
Change in net unrealized security holding gains					25.7
Total comprehensive income							696.3
Dividends declared and related tax benefits			.1	(198.8)			(198.7)

Balances at December 31, 2007	264,605	52.9	295.8	2,333.4	95.0	—	2,777.1
Common stock-based compensation plans activity
Shares issued upon option exercises	4,895	1.0	102.0				103.0
Shares issued upon vesting of restricted stock units	43	.0	(.4)				(.4)
Restricted shares issued	275	.1	(.1)				—
Shares withheld and tax effects at vesting of restricted shares	(5)	.0	(.8)				(.8)
Forfeiture of restricted awards	(9)	.0	(.1)	.0			(.1)
Stock-based compensation expense			85.6				85.6
Common shares repurchased	(12,948)	(2.6)	(118.5)	(488.5)			(609.6)
Comprehensive income
Net income				490.8
Change in net unrealized security holding gains (losses)					(108.1)
Total comprehensive income							382.7
Dividends declared and related tax benefits			.2	(248.9)			(248.7)

Balances at December 31, 2008	256,856	$51.4	$363.7	$2,086.8	$(13.1)	$—	$2,488.8

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
T. Rowe Price Group derives its consolidated revenues and net income primarily from investment advisory services that its subsidiaries provide to individual and institutional investors in the sponsored T. Rowe Price mutual funds and other investment portfolios. We also provide our investment advisory clients with related administrative services, including mutual fund transfer agent, accounting and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; discount brokerage; and trust services. While investors that we serve are primarily domiciled in the United States of America, investment advisory clients outside the United States account for nearly 10% of our assets under management at December 31, 2008.
Investment advisory revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations.
BASIS OF PREPARATION.
These consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States, which require the use of estimates. Actual results may vary from our estimates. We have reclassified certain prior-year amounts to be comparative with and conform to the presentation of our 2008 financial statements.
Our financial statements include the accounts of all subsidiaries in which we have a majority or controlling interest. All material intercompany accounts and transactions are eliminated in consolidation.
We are not the primary beneficiary, and do not consolidate the accounts, of a high-yield collateralized bond obligation (CBO) that held assets of $20 million at December 31, 2008. This variable interest entity is a non-recourse, limited liability company for which we are the collateral manager and receive related investment advisory fees. We recognized the full impairment of this CBO investment in our 2002 statement of income and do not expect to recognize any future gains or losses from this investment.
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
INVESTMENTS.
We value our investments in sponsored mutual funds at the quoted closing net asset values, or NAVs, per share of each mutual fund last reported as of the balance sheet date, and generally classify these holdings as available-for-sale.
Our investments in marketable debt securities, including mortgage- and other asset-backed securities held by our savings bank subsidiary, are also classified as available-for-sale and reported at fair value. These debt securities are generally traded in the over-the-counter market. Securities with original maturities of one year or more are valued by us based on prices furnished by dealers who make markets in such securities or by an independent pricing service, which considers the yield or price of bonds of comparable quality, coupon, maturity, and type, as well as prices quoted by dealers who make markets in such securities. Securities with original maturities of less than one year generally are valued at amortized cost, which approximates fair value; however, if amortized cost is deemed not to reflect fair value, such securities are valued by us based generally on prices furnished by dealers who make markets in such securities or by an independent pricing service. Our investment valuation policies, methods and sources are the same as those employed by the sponsored mutual funds to price similar investment holdings.
Changes in net unrealized security holding gains (losses) on available-for-sale securities are recognized in accumulated other comprehensive income (loss).
We classify marketable equity securities other than sponsored mutual funds and some investments in sponsored mutual funds made at fund formation as trading because they are expected to be held for only a short period of time. Other investments are recognized using the cost or equity methods of accounting, as appropriate.
We review the carrying amount of each investment on a quarterly basis and recognize an impairment charge in non-operating investment income (loss) whenever an unrealized loss is considered other than temporary. A mutual fund holding with an impairment that has persisted daily throughout the six months between quarter-ends is generally presumed to have an other than temporary impairment unless there is persuasive evidence, such as an increase in value subsequent to quarter end, to overcome that presumption. We may also recognize an other than temporary charge if particular circumstances do not warrant our belief that a near-term recovery is possible.

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
PROPERTY AND EQUIPMENT.
Property and equipment is stated at cost net of accumulated depreciation and amortization computed using the straight-line method. Provisions for depreciation and amortization are based on the following weighted average estimated useful lives: computer and communications software and equipment, 3.5 years; buildings, 32.6 years; leasehold improvements, 9.1 years; furniture and other equipment, 6.6 years; and leased land, 99 years.
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
EARNINGS PER SHARE.
Basic earnings per share does not include the dilutive effect of outstanding stock options, nonvested restricted common shares, and outstanding stock units, and is computed by dividing net income by the weighted average common shares outstanding of 263.8 million in 2006, 264.8 million in 2007, and 259.3 million in 2008. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options were exercised, restricted common shares vest, and stock units are converted to common shares. It is computed by increasing the denominator of the basic calculation by potential dilutive common shares, determined using the treasury stock method, of 14.9 million in 2006, 14.4 million in 2007, and 10.8 million in 2008.
COMPREHENSIVE INCOME.
Total comprehensive income is reported in our consolidated statements of stockholders’ equity and includes net income and the change in net unrealized security holding gains (losses), after income taxes (tax benefits).
STOCK AWARDS AND OPTIONS.
Our stockholders have approved the 2001 and 2004 Stock Incentive Plans under which we have issued restricted shares and restricted stock units that convert to shares after vesting. These employee awards have been issued at the grant date fair value and vest over graded schedules of up to four years.
Under the 2001 and 2004 Stock Incentive Plans and six other stockholder approved plans (the 1990, 1993 and 1996 Stock Incentive Plans and the 1995, 1998 and 2007 plans for non-employee directors), we have granted qualified incentive and nonqualified fixed stock options with a maximum term of 10 years to employees and directors. Vesting of our annual employee option grants is based solely on the individual continuing to render service and generally occurs over a five-year graded schedule. The exercise price of each option granted is equivalent to the market price of the common stock at the date of grant. Under the 2007 Non-Employee Director Equity Plan, we also grant restricted shares and restricted stock units that vest over one year. Vested stock units are issued as dividend-equivalents on stock units held by non-employee directors.

Net income includes a charge for stock option-based compensation expense of $59.2 million in 2006, $71.8 million in 2007, and $71.7 million in 2008, including $6.1 million, $8.6 million, and $5.6 million, respectively, for reload option grants. In recognizing stock option-based compensation expense, we used the Black-Scholes option-pricing model to estimate the fair value of each option grant, including reloads, as follows:

	Weighted-average			Range
	2006	2007	2008	2008
Grant-date fair value per option awarded, including reload grants	$12.42	$12.31	$13.51	$2.36 to 20.08

Assumptions used:
Expected life in years	5.5	5.4	5.9	.3 to 8.6
Expected volatility	26%	23%	24%	19 to 41%
Dividend yield	1.7%	1.7%	1.7%	1.7 to 2.5%
Risk-free interest rate	4.6%	4.3%	3.1%	.8 to 3.8%
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
We recognized compensation expense for stock-based awards other than stock options of $1.8 million in 2006, $8.0 million in 2007, and $13.8 million in 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — CASH EQUIVALENTS.
Cash equivalent investments in our sponsored money market mutual funds aggregate $710.0 million at December 31, 2007, and $555.6 million at December 31, 2008. Dividends earned on these investments totaled $35.4 million in 2006, $38.0 million in 2007, and $17.5 million in 2008.
NOTE 2 — INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.
Accounts receivable from our sponsored mutual funds for advisory fees and advisory-related administrative services aggregate $144.6 million at December 31, 2007, and $95.0 million at December 31, 2008.
Revenues (in millions) from investment advisory services provided under agreements with our sponsored mutual funds and other investment clients include:

	2006	2007	2008
Sponsored mutual funds in the U.S.
Stock and blended asset	$937.5	$1,168.7	$1,031.4
Bond and money market	155.6	184.6	207.4

	1,093.1	1,353.3	1,238.8
Other portfolios	415.4	525.8	522.2

Total investment advisory fees	$1,508.5	$1,879.1	$1,761.0

The following table summarizes the various investment portfolios and assets under management (in billions) on which we earn advisory fees.

	Average during			December 31,
	2006	2007	2008	2007	2008
Sponsored mutual funds in the U.S.
Stock and blended asset	$152.2	$191.1	$168.6	$200.6	$117.9
Bond and money market	35.4	41.7	47.5	45.4	46.5

	187.6	232.8	216.1	246.0	164.4
Other portfolios	112.1	141.4	142.1	154.0	111.9

	$299.7	$374.2	$358.2	$400.0	$276.3

Fees for advisory-related administrative services provided to our sponsored mutual funds were $239.9 million in 2006, $273.9 million in 2007, and $282.6 million in 2008. We provide all services to the sponsored U.S. mutual funds under contracts that are subject to periodic review and approval by each of the funds’ boards. Regulations require that the funds’ shareholders also approve material changes to investment advisory contracts.
NOTE 3 — INVESTMENTS IN SPONSORED MUTUAL FUNDS.
These investments (in millions) at December 31 include:

				Aggregate
	Aggregate	Unrealized holding		fair
	cost	Gains	Losses	value
2007
Stock and blended asset funds	$427.0	$114.7	$(.4)	$541.3
Bond funds	197.2	32.7	—	229.9

	$624.2	$147.4	$(.4)	$771.2

2008
Stock and blended asset funds	$345.7	$6.5	$(37.4)	$314.8
Bond funds	185.3	16.3	(2.9)	198.7

	$531.0	$22.8	$(40.3)	$513.5

Unrealized holding losses are considered temporary and are attributable to fund holdings with an aggregate fair value of $7.5 million at December 31, 2007, and $195.2 million at December 31, 2008. Unrealized losses incurred in the second half of 2008 totaling $30.1 million on investments valued at $115.9 million at December 31, 2008, have been temporarily impaired on a continuous basis from September 30, 2008. The remaining unrealized losses totaling $10.2 million were incurred in the fourth quarter of 2008 on fund investments valued at $79.3 million. See Note 11 for information regarding investment gains (losses) during the last three years.
Dividends, excluding capital gain distributions, earned on sponsored mutual fund investments totaled $3.7 million in 2006, $8.3 million in 2007, and $10.4 million in 2008.

NOTE 4 — DEBT SECURITIES HELD BY AND CUSTOMER DEPOSITS AT SAVINGS BANK SUBSIDIARY.
Our savings bank subsidiary holds investments in marketable debt securities, including mortgage- and other asset-backed securities, which are accounted for as available-for-sale. The following table (in millions) details the components of these investments at year end.

	2007		2008
		Unrealized		Unrealized
	Fair	gain	Fair	gain
	value	(loss)	value	(loss)
Investments with temporary impairment of
Less than 12 months (59 securities in 2008)	$10.9	$(.1)	$40.1	$(2.6)
12 months or more (32 securities in 2008)	42.6	(.5)	13.8	(1.7)

	53.5	(.6)	53.9	(4.3)
Investments with unrealized holding gains	73.4	.6	112.1	1.3

Balance at December 31	$126.9	$—	$166.0	$(3.0)

Aggregate cost	$126.9		$169.0

The unrealized losses in these investments were generally caused by changes in interest rates and market liquidity, and not by changes in credit quality. We have the ability and intent to hold these securities to their maturities, which generally correlate to the maturities of our customer deposits, and to collect all contractual cash flows. Accordingly, impairment of these investments is considered temporary.
The estimated fair value of our customer deposit liability, based on discounting expected cash outflows at maturity dates that range up to five years, using current interest rates offered for deposits with the same dates of maturity, was $115.8 million at December 31, 2007, and $162.3 million at December 31, 2008.
NOTE 5 — OTHER INVESTMENTS.
These investments (in millions) at December 31 include:

	2007	2008
Cost method investments	$31.5	$40.1
U.S. Treasury Notes accounted for as held-to-maturity, $70 million face amount, $72.5 million fair value, at amortized cost plus accrued interest	70.6	—
Sponsored mutual fund investments held as trading	1.8	1.3
Equity method investments	.1	.5
Other marketable equity securities held as trading	.1	—

Total other investments	$104.1	$41.9

U.S. Treasury Notes totaling $30 million matured during 2008. The historically low interest rate environment of late 2008 resulted in substantial capital appreciation on our remaining U.S. Treasury Note holdings of $40 million, which we sold in December 2008 at a $2.6 million gain.
We had outstanding commitments to fund additional investments totaling $31.5 million at December 31, 2008.
NOTE 6 — FAIR VALUE MEASUREMENTS.
We determine the fair value of our investments using three broad levels of inputs as defined in Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements:
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
These levels are not necessarily an indication of the risk or liquidity associated with the investments. The following table summarizes our investments (in millions) at December 31, 2008, that are recognized in our balance sheet using fair value measurements determined based on the differing levels of inputs.

	Level 1	Level 2
Cash equivalents	$555.6
Investments in sponsored mutual funds
Held as available-for-sale	513.5
Held as trading	1.3
Debt securities held by savings bank subsidiary	—	$166.0

	$1,070.4	$166.0

NOTE 7 — PROPERTY AND EQUIPMENT.
Property and equipment (in millions) at December 31 consists of:

	2007	2008
Computer and communications software and equipment	$251.5	$250.6
Buildings and improvements	204.2	272.8
Leasehold improvements	65.8	76.5
Furniture and other equipment	97.0	109.6
Land	18.8	19.7
Leased land	2.7	2.7

	640.0	731.9
Less accumulated depreciation and amortization	281.7	291.8

	$358.3	$440.1

Compensation and related costs attributable to the development of computer software for internal use totaling $7.7 million in 2006, $8.9 million in 2007, and $10.9 million in 2008 have been capitalized.
We occupy certain office facilities, and rent computer and other equipment under noncancelable operating leases. Related rental expense was $24.1 million in 2006, $25.6 million in 2007, and $27.0 million in 2008. Future minimum payments under these leases aggregate $25.7 million in 2009, $24.6 million in 2010, $23.7 million in 2011, $22.1 million in 2012, $19.9 million in 2013, and $80.9 million in later years.
NOTE 8 — INTANGIBLE ASSETS.
Other assets include the unamortized cost of customer-relationship intangible assets totaling $3.1 million at December 31, 2007, and $2.5 million at December 31, 2008. In 2006, we acquired customer relationships with assets under management of $.1 billion in separate accounts, and $.8 billion in mutual fund accounts from two fund groups that merged into our sponsored mutual funds. We paid $4.1 million as part of these three transactions and recognized the related intangible assets, which are amortized on a straight-line basis over 2.5 years for the acquired separate account customer relationships and over 8 years for the acquired mutual fund customer relationships.
NOTE 9 — INCOME TAXES.
The provision for income taxes (in millions) consists of:

	2006	2007	2008
Current income taxes
U.S. federal and foreign	$301.9	$368.6	$299.5
State and local	45.8	53.3	39.3
Deferred income tax benefits	(19.0)	(15.7)	(33.4)

	$328.7	$406.2	$305.4

Our accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as part of our provision for income taxes.
Deferred income taxes arise from temporary differences between taxable income for financial statement and income tax return purposes. Deferred tax benefits include $17.8 million in 2006, $24.9 million in 2007, and $21.4 million in 2008 relating to the recognition of stock option-based compensation expense. Deferred tax benefits of $31.4 million in 2008 are attributable to investment income (loss) recognition differences, primarily related to other than temporary impairments recognized on our sponsored mutual fund investments. Partially offsetting the deferred tax benefits in 2007 were deferred taxes of $8.1 million from the reversal of temporary differences related to property and equipment and the use of foreign net operating loss carryforwards. In 2008, deferred taxes of $17.9 million relating to property and equipment partially offset deferred tax benefits.

The net deferred tax asset recognized in our balance sheet in other assets includes the following (in millions) at December 31.

	2007	2008
Deferred tax liabilities
Arising from net unrealized holding gains	$(52.0)
Related to property and equipment	—	$(14.6)
Other	(4.7)	(5.6)

	(56.7)	(20.2)

Deferred tax assets
Related to stock-based compensation	44.3	68.2
Related to investment income (loss)	5.4	36.8
Related to property and equipment	3.3	—
Related to accrued compensation	4.5	3.0
Arising from net unrealized holding losses	—	7.2
Foreign net operating loss carryforwards	2.2	—
Other	2.2	3.6

	61.9	118.8

Net deferred tax asset	$5.2	$98.6

Other assets also includes tax refund receivables of $41.7 million at December 31, 2007, and $46.2 million at December 31, 2008.
Cash outflows from operating activities include income taxes paid of $272.8 million in 2006, $329.6 million in 2007, and $289.9 million in 2008.
Cash flows from operating activities include income tax benefits of $66.8 million in 2006, $96.9 million in 2007, and $70.3 million in 2008 arising from stock-based compensation plans activity that reduced the amount of income taxes that would have otherwise been payable. Operating cash outflows from payables and accrued liabilities and financing cash inflows from common share issuances under stock-based compensation plans include tax benefits of $65.7 million in 2006, $94.9 million in 2007, and $68.7 million in 2008. These tax benefits have been recognized in stockholders’ equity as additional capital in excess of par value.
The following table reconciles the statutory federal income tax rate to the effective income tax rate.

	2006	2007	2008
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes for current year, net of federal income tax benefits	2.7	3.0	3.3
Other items	.6	(.3)	.1

Effective income tax rate	38.3%	37.7%	38.4%

The following table reconciles our unrecognized tax benefits (in millions) during the year:

	2007	2008
Balance at beginning of year	$3.0	$4.8
Additions for tax positions related to
2008	—	1.3
2007	1.5	—
2006 and prior years	.3	.2

Balance at year end	$4.8	$6.3

If recognized, these tax benefits would affect our effective tax rate; however, we do not expect that unrecognized tax benefits for tax positions taken with respect to 2008 and prior years will significantly change in 2009. Our United States federal tax obligations have been settled through the year 2000. Net interest recoverable recognized in our balance sheets was $3.1 million at December 31, 2007, and $3.5 million at December 31, 2008. Interest recognized as part of our provision for income taxes was not material in 2007 or 2008.
NOTE 10 — COMMON STOCK AND STOCK-BASED COMPENSATION PROGRAMS.
AUTHORIZED SHARES.
At our annual meeting in April 2008, our stockholders approved a charter amendment increasing our authorized common shares from 500 million to 750 million.
SHARE REPURCHASES.
Accounts payable and accrued expenses includes $8.6 million at December 31, 2007, and $4.0 million at December 31, 2008, representing the unsettled liability for common stock repurchases made prior to year end.
The Board of Directors has authorized the future repurchase of up to 14,679,430 common shares as of December 31, 2008. Subsequently, we repurchased 1.02 million of our common shares for $29.1 million through February 4, 2009.

DIVIDENDS.
Cash dividends declared per share were $.59 in 2006, $.75 in 2007, and $.96 in 2008. In March 2008, we began paying our quarterly dividend before quarter end instead of in the following month.
SHARES AUTHORIZED FOR STOCK-BASED COMPENSATION PROGRAMS.
At December 31, 2008, 60,010,739 shares of unissued common stock were reserved for issuance under our stock-based compensation plans. Additionally, 3,360,000 shares are reserved for issuance under a plan whereby substantially all employees may acquire common stock through payroll deductions at prevailing market prices. We believe that our stock-based compensation programs align the interests of our employees and directors with those of our common stockholders.
STOCK OPTIONS.
The following table summarizes the status of and changes in our stock option grants during 2008.

			Weighted-
			average
		Weighted-	remaining
		average	contractual
		exercise	term (in
	Options	price	years)
Outstanding at beginning of 2008	41,030,175	$24.59
Annual grants	5,153,300	$57.08
New hire and non-employee director grants	9,800	$48.83
Reload grants	792,645	$54.50
Exercised	(6,873,638)	$20.88
Forfeited or cancelled	(1,074,541)	$44.00

Outstanding at end of 2008	39,037,741	$36.52	6.2

Exercisable at end of 2008	23,402,781	$29.04	4.7
The total intrinsic value of options exercised was $213.1 million in 2006, $300.1 million in 2007, and $230.4 million in 2008. At December 31, 2008, the aggregate intrinsic value of in-the-money options outstanding was $231.7 million and of options exercisable was $220.1 million. There were 17.5 million outstanding options at an average exercise price of $51.05 that were out-of-the money at December 31, 2008.
STOCK AWARDS.
The following table summarizes the status of and changes in our nonvested restricted shares and restricted stock units during 2008.

			Weighted-
	Restricted	Restricted	average
	shares	stock units	fair value
Nonvested at beginning of 2008	319,300	140,250	$50.23
Granted to employees	270,250	143,300	$56.91
Granted to non-employee directors	4,800	7,200	$48.54
Vested (value at vest date was $5.9 million)	(110,168)	(54,711)	$49.48
Forfeited	(8,988)	(2,500)	$49.52

Nonvested at end of 2008	475,194	233,539	$54.28

At December 31, 2008, non-employee directors hold 7,495 vested stock units that will convert to common shares upon their separation from the board.
FUTURE STOCK-BASED COMPENSATION EXPENSE.
The following table presents the compensation expense (in millions) to be recognized over the separate vesting periods of the 15,634,960 nonvested options and 708,733 restricted shares and restricted stock units outstanding at December 31, 2008. Estimated future compensation expense will change to reflect future option grants, including reloads; future awards of unrestricted shares, restricted shares, and restricted stock units; changes in estimated forfeitures; and adjustments for actual forfeitures.

First quarter 2009	$19.6
Second quarter 2009	19.8
Third quarter 2009	18.8
Fourth quarter 2009	13.4

Total 2009	71.6
2010 through 2013	72.8

Total	$144.4

NOTE 11 — INVESTMENT GAINS (LOSSES) AND OTHER COMPREHENSIVE INCOME (LOSS).
The following table reconciles our net unrealized investment holding gains and losses (in millions) to that recognized in other comprehensive income (loss).

	2006	2007	2008
Net unrealized holding gains (losses) on investments in sponsored mutual funds	$46.8	$66.0	$(254.7)
Reconciling amounts recognized in other investment income (loss)
Capital gain distributions received	(8.8)	(22.1)	(5.6)
Other than temporary impairments	.5	.3	91.3
Net losses (gains) realized on dispositions, determined using average cost	(6.8)	(5.5)	4.5

Net unrealized holding gains (losses) recognized in other comprehensive income (loss) on
Investments in sponsored mutual funds	31.7	38.7	(164.5)
Debt securities held by savings bank subsidiary	.5	1.5	(3.0)

Net unrealized holding gains (losses)	32.2	40.2	(167.5)
Deferred tax benefits (income taxes)	(11.4)	(14.5)	59.4

Net gains (losses) recognized in other comprehensive income (loss)	$20.8	$25.7	$(108.1)

The components of accumulated other comprehensive loss (in millions) at December 31, 2008, are presented below.

Net unrealized holding losses on
Investments in sponsored mutual funds	$(17.5)
Debt securities held by savings bank subsidiary	(3.0)

(20.5)
Deferred income tax benefits	7.4

$(13.1)

NOTE 12 — OTHER DISCLOSURES.
Our consolidated stockholders’ equity at December 31, 2008, includes about $55 million that is restricted as to use by various regulations and agreements arising in the ordinary course of our business.
From time to time, various claims against us arise in the ordinary course of business, including employment-related claims. In the opinion of management, after consultation with counsel, the likelihood that an adverse determination in one or more pending claims would have a material adverse effect on our financial position or results of operations is remote.
Compensation expense recognized for our defined contribution retirement plans was $38.8 million in 2006, $44.1 million in 2007, and $43.6 million in 2008.
In the second quarter of 2006, we voluntarily terminated our $300 million bank-syndicated credit facility.
NOTE 13 — SUPPLEMENTARY QUARTERLY FINANCIAL DATA (Unaudited).

			Basic	Diluted
			earnings	earnings
	Net	Net	per	per
	revenues	income	share	share
	(in millions)
2007
1st quarter	$508.4	$142.9	$.54	$.51
2nd quarter	$551.1	$162.2	$.61	$.58
3rd quarter	$571.0	$174.8	$.66	$.63
4th quarter	$597.8	$190.7	$.72	$.68
2008
1st quarter	$559.1	$151.5	$.58	$.55
2nd quarter	$586.5	$162.2	$.62	$.60
3rd quarter	$554.8	$152.8	$.59	$.56
4th quarter	$415.9	$24.3	$.09	$.09
The sums of quarterly earnings per share for 2008 are less than annual earnings per share for the year 2008 because the computations are done independently.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:
We have audited the accompanying consolidated balance sheets of T. Rowe Price Group, Inc. and subsidiaries (“the Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 5, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Baltimore, Maryland
February 5, 2009

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of December 31, 2008, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including our Form 10-K annual report, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the fourth quarter of 2008, and has concluded that there was no change during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2008, in relation to criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, we believe that the company’s internal control over financial reporting was effective as of December 31, 2008.
KPMG LLP, an independent registered public accounting firm, has audited our financial statements that are included in this annual report and expressed an unqualified opinion thereon. KPMG has also expressed an unqualified opinion on the effective operation of our internal control over financial reporting as of December 31, 2008.

February 5, 2009
/s/ James A.C. Kennedy
Chief Executive Officer and President

/s/ Kenneth V. Moreland
Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:
We have audited T. Rowe Price Group, Inc. and subsidiaries’ (“the Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, T. Rowe Price Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 5, 2009, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Baltimore, Maryland
February 5, 2009

Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item as to the identification of our executive officers is furnished in a separate item at the end of Part I of this Report. Other information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2009 Annual Meeting of our stockholders.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Item 14. Principal Accountant Fees and Services.
Information required by these items is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2009 Annual Meeting of our stockholders.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following documents are filed as part of this report.
(1)	Financial Statements: See Item 8 of Part II of this report.

(2)	Financial Statement Schedules: None.

(3)	The following exhibits required by Item 601 of Regulation S-K are filed herewith, except for Exhibit 32 that is furnished herewith. Management contracts and compensatory plans and arrangements are filed as Exhibits 10.06 through 10.21.
3(i)	Charter of T. Rowe Price Group, Inc., as Amended by Articles of Amendment dated April 10, 2008. (Incorporated by reference from Form 10-Q Report for the quarterly period ended March 31, 2008; Accession No. 0000950133-08-001597.)

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of December 13, 2007. (Incorporated by reference from Form 8-K Current Report as of December 13, 2007; Accession No. 0000950133-07-005002.)

10.01.1	Representative Investment Management Agreement with most of the T. Rowe Price mutual funds. (Incorporated by reference from Form 485BPOS; Accession No. 0000216907-05-000006.)

10.01.2	Amendment to representative Investment Management Agreement with most of the T. Rowe Price mutual funds. (Incorporated by reference from Form 485BPOS; Accession No. 0001267862-05-000006.)

10.02	Representative Underwriting Agreement between a T. Rowe Price mutual funds and T. Rowe Price Investment Services, Inc. (Incorporated by reference from Form N-1A/A; Accession No. 0001368135-06-000014.)

10.03	Transfer Agency and Service Agreement as of January 1, 2008, between T. Rowe Price Services, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS; Accession No. 0000871839-08-000081.)

10.04	Agreement as of January 1, 2008, between T. Rowe Price Retirement Plan Services, Inc. and certain of the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS; Accession No. 0000871839-08-000081.)

10.05	Second Amended, Restated and Consolidated Lease Agreement dated November 9, 2004, between East Pratt Street Associates Limited Partnership and T. Rowe Price Associates, Inc. (Incorporated by reference from Form 10-K for 2004; Accession No. 0000950133-05-000815.)

10.06	1995 Director Stock Option Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0000933259-95-000009.)

10.07	1998 Director Stock Option Plan, as Amended and Restated effective December 16, 2004, including forms of option agreements. (Incorporated by reference from Form 10-K for 2004; Accession No. 0000950133-05-000815.)

10.08	2007 Non-Employee Director Equity Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0001113169-07-000018.)

10.09	Form of option agreement available for awards issued under the 2007 Non-Employee Director Equity Plan (Incorporated by reference from Form S-8; Accession No. 0000950133-07-001664.)

10.10	Form of restricted stock agreement available for awards issued under the 2007 Non-Employee Director Equity Plan (Incorporated by reference from Form S-8; Accession No. 0000950133-07-001664.)

10.11	Form of restricted stock units agreement available for awards issued under the 2007 Non-Employee Director Equity Plan (Incorporated by reference from Form S-8; Accession No. 0000950133-07-001664.)

10.12	Schedule of Non-Employee Director Compensation, as amended April 12, 2007. (Incorporated by reference from Form 10-Q for the quarterly period ended March 31, 2007; Accession No. 0000950133-07-001865.)

10.13	T. Rowe Price Group, Inc. Outside Directors Deferred Compensation Plan. (Incorporated by reference from Form 10-K for 2004; Accession No. 0000950133-05-000815.)

10.14	1993 Stock Incentive Plan. (Incorporated by reference from Form S-8 Registration Statement [File No. 33-72568].)

10.15	1996 Stock Incentive Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0001006199-96-000031.)

10.16.1	2001 Stock Incentive Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0001113169-01-000002.)

10.16.2	First Amendment to 2001 Stock Incentive Plan dated April 8, 2004. (Incorporated by reference from Form DEF 14A; Accession No. 0001113169-04-000023.)

10.17	2004 Stock Incentive Plan. (Incorporated by reference from Form 10-K for 2007; Accession No. 0000950133-08-000389.)

10.18	Forms of agreements available for stock-based awards issued under the 2001 and 2004 Stock Incentive Plans. (Incorporated by reference from Form 10-K for 2007; Accession No. 0000950133-08-000389.)

10.19	Annual Incentive Compensation Pool. (Incorporated by reference from Form DEF 14A; Accession No. 0001113169-03-000001.)

10.20	Consulting Agreement dated January 31, 2006, with James S. Riepe. (Incorporated by reference from Form 8-K Current Report as of January 31, 2006; Accession No. 0000950133-06-000434.)

10.21	Consulting Agreement dated January 23, 2007, with George A. Roche. (Incorporated by reference from Form 8-K Current Report as of January 23, 2007; Accession No. 0000950133-07-000205.)

14	Code of Ethics for Principal Executive Officer and Senior Financial Officers of T. Rowe Price Group, Inc. under the Sarbanes-Oxley Act of 2002. (Incorporated by reference from Form 10-K for 2007; Accession No. 0000950133-08-000389.)

21	Subsidiaries of T. Rowe Price Group, Inc.

23	Consent of Independent Registered Public Accounting Firm, KPMG LLP.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 6, 2009.

T. Rowe Price Group, Inc.
By:	/s/ James A.C. Kennedy
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 6, 2009.

/s/ Brian C. Rogers
Chairman of the Board of Directors

/s/ Edward C. Bernard
Vice Chairman of the Board of Directors

/s/ James A.C. Kennedy
Chief Executive Officer and President, Director

/s/ James T. Brady
Director

/s/ J. Alfred Broaddus, Jr.
Director

/s/ Donald B. Hebb, Jr.
Director

/s/ Alfred Sommer
Director

/s/ Dwight S. Taylor
Director

/s/ Anne Marie Whittemore
Director

/s/ Kenneth V. Moreland
Vice President and Chief Financial Officer

/s/ Joseph P. Croteau
Vice President and Treasurer
(Principal Accounting Officer)