Form 10-Q
period 2009-03-31
PRICE T ROWE GROUP INC
filed 2009-04-22
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, April 17, 2009, is 255,477,858.
The exhibit index is at Item 6 on page 15.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2008	03/31/2009
ASSETS
Cash and cash equivalents	$619.1	$621.8
Accounts receivable and accrued revenue	177.3	167.5
Investments in sponsored mutual funds	513.5	488.3
Debt securities held by savings bank subsidiary	166.0	186.1
Other investments	41.9	41.8
Property and equipment	440.1	454.5
Goodwill	665.7	665.7
Other assets	195.8	166.8

Total assets	$2,819.4	$2,792.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$86.8	$83.8
Accrued compensation and related costs	60.7	50.1
Income taxes payable	25.3	22.5
Customer deposits at savings bank subsidiary	157.8	175.5

Total liabilities	330.6	331.9

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, undesignated, $.20 par value - authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value — authorized 750,000,000; issued 256,856,000 shares in 2008 and 255,443,000 in 2009	51.4	51.1
Additional capital in excess of par value	363.7	364.3
Retained earnings	2,086.8	2,047.7
Accumulated other comprehensive loss	(13.1)	(2.5)

Total stockholders’ equity	2,488.8	2,460.6

	$2,819.4	$2,792.5

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended
	3/31/2008	3/31/2009
Revenues
Investment advisory fees	$470.1	$306.8
Administrative fees	88.8	77.4
Investment income of savings bank subsidiary	1.5	1.5

Total revenues	560.4	385.7
Interest expense on savings bank deposits	1.3	1.2

Net revenues	559.1	384.5

Operating expenses
Compensation and related costs	207.4	175.4
Advertising and promotion	36.5	22.7
Depreciation and amortization of property and equipment	15.0	16.7
Occupancy and facility costs	25.1	25.4
Other operating expenses	45.0	33.7

	329.0	273.9

Net operating income	230.1	110.6

Non-operating investment income (loss)	14.3	(36.0)

Income before income taxes	244.4	74.6
Provision for income taxes	92.9	26.4

Net income	$151.5	$48.2

Earnings per share
Basic	$.58	$.19

Diluted	$.55	$.19

Dividends declared per share	$.24	$.25

Weighted average shares
Outstanding	261.7	255.4

Outstanding assuming dilution	273.5	259.0

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three months ended
	3/31/2008	3/31/2009
Cash flows from operating activities
Net income	$151.5	$48.2
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	15.0	16.7
Stock-based compensation expense	18.4	20.6
Intangible asset amortization	0.2	0.1
Other than temporary impairments of investments in sponsored mutual funds	—	35.6
Other changes in assets and liabilities	73.5	18.2

Net cash provided by operating activities	258.6	139.4

Cash flows from investing activities
Change in savings bank investments	(2.6)	(17.5)
Additions to property and equipment	(29.9)	(30.8)
Other investing activity	(1.6)	1.0

Net cash used in investing activities	(34.1)	(47.3)

Cash flows from financing activities
Repurchases of common stock	(294.9)	(50.9)
Common share issuances under stock-based compensation plans	18.3	7.7
Dividends paid to stockholders	(126.1)	(63.9)
Change in savings bank subsidiary deposits	3.3	17.7

Net cash used in financing activities	(399.4)	(89.4)

Cash and cash equivalents
Net change during period	(174.9)	2.7
At beginning of year	785.1	619.1

At end of period	$610.2	$621.8

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

			Additional		Accumulated
	Common		capital in		other	Total
	shares	Common	excess of	Retained	comprehensive	stockholders’
	outstanding	stock	par value	earnings	loss	equity
Balances at December 31, 2008	256,856	$51.4	$363.7	$2,086.8	$(13.1)	$2,488.8
Common stock-based compensation plans activity
Shares issued upon option exercises	383	0.1	7.6			7.7
Restricted shares issued	127	—	—			—
Stock-based compensation expense			20.6			20.6
Other activity	(3)	—	(0.6)			(0.6)
Common shares repurchased	(1,920)	(0.4)	(27.1)	(23.4)		(50.9)
Comprehensive income
Net income				48.2
Change in net unrealized security holding losses, net of taxes					10.6
Total comprehensive income						58.8
Dividends declared and related tax benefits			0.1	(63.9)		(63.8)

Balances at March 31, 2009	255,443	$51.1	$364.3	$2,047.7	$(2.5)	$2,460.6

The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – THE COMPANY AND BASIS OF PREPARATION.
T. Rowe Price Group derives its consolidated revenues and net income primarily from investment advisory services that its subsidiaries provide to individual and institutional investors in the sponsored T. Rowe Price mutual funds and other investment portfolios. We also provide our investment advisory clients with related administrative services, including mutual fund transfer agent, accounting and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; discount brokerage; and trust services. While investors that we serve are primarily domiciled in the United States of America, investment advisory clients outside the United States account for 10% of our assets under management at March 31, 2009.
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
The unaudited interim financial information contained in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2008 Annual Report.
NOTE 2 – INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.
Accounts receivable from our sponsored mutual funds for advisory fees and advisory-related administrative services aggregate $95.0 million at December 31, 2008, and $89.9 million at March 31, 2009.
Revenues (in millions) from advisory services provided under agreements with our sponsored mutual funds and other investment clients include:

	Three months ended
	3/31/2008	3/31/2009
Sponsored mutual funds in the U.S.
Stock and blended asset	$282.4	$162.0
Bond and money market	51.2	49.7

	333.6	211.7
Other portfolios	136.5	95.1

Total investment advisory fees	$470.1	$306.8

The following table summarizes the various investment portfolios and assets under management (in billions) on which we earn advisory fees.

	Average during
	the first quarter
	2008	2009	12/31/2008	3/31/2009
Sponsored mutual funds in the U.S.
Stock and blended asset	$184.7	$109.9	$117.9	$111.0
Bond and money market	46.5	47.4	46.5	47.8

	231.2	157.3	164.4	158.8
Other portfolios	147.7	107.5	111.9	110.0

	$378.9	$264.8	$276.3	$268.8

Fees for advisory-related administrative services provided to our sponsored mutual funds during the first quarter were $72.0 million in 2008 and $61.7 million in 2009.
NOTE 3 – INVESTMENTS IN SPONSORED MUTUAL FUNDS.
These investments (in millions) include:

				Aggregate
	Aggregate	Unrealized holding		fair
	cost	Gains	Losses	value
December 31, 2008
Stock and blended asset funds	$345.7	$6.5	$(37.4)	$314.8
Bond funds	185.3	16.3	(2.9)	198.7

	$531.0	$22.8	$(40.3)	$513.5

March 31, 2009
Stock and blended asset funds	$308.1	$3.4	$(20.7)	$290.8
Bond funds	183.7	15.0	(1.2)	197.5

	$491.8	$18.4	$(21.9)	$488.3

Unrealized holding losses that are temporary are attributable to fund holdings with an aggregate fair value of $195.2 million at December 31, 2008, and $168.3 million at March 31, 2009. Unrealized losses totaling $12.6 million on investments valued at $56.8 million at March 31, 2009, have been temporarily impaired on a continuous basis from December 31, 2008. The remaining unrealized losses totaling $9.3 million were incurred in the first quarter of 2009 on fund investments valued at $111.5 million on March 31, 2009.

NOTE 4 – FAIR VALUE MEASUREMENTS.
We determine the fair value of our investments using broad levels of inputs as defined by related accounting standards:
Level 1 – quoted prices in active markets for identical securities.
Level 2 – observable inputs other than Level 1 quoted prices including, but not limited to, quoted prices for similar securities, interest rates, prepayment speeds, and credit risk. These inputs are based on market data obtained from independent sources.
These levels are not necessarily an indication of the risk or liquidity associated with the investments. The following table summarizes our investments (in millions) at March 31, 2009, that are recognized in our balance sheet using fair value measurements determined based on the differing levels of inputs.

	Level 1	Level 2
Cash equivalents	$573.7
Investments in sponsored mutual funds
Held as available-for-sale	488.3
Held as trading	1.1
Debt securities held by savings bank subsidiary	—	$186.1

	$1,063.1	$186.1

NOTE 5 – COMMON STOCK.
Unsettled liability for common shares repurchased.
Accounts payable and accrued expenses includes $4.0 million at December 31, 2008, representing the unsettled liability for common stock repurchases made prior to year-end.
Stock-based grants.
In February 2009, our executive compensation committee of the board of directors reviewed our equity grant program for associates. The annual grant was bifurcated to achieve the retention and other objectives of the program and align the interests of our associates with those of our common stockholders. The following table summarizes the status of and changes in our stock option grants during the first quarter of 2009.

		Weighted-
		average
		exercise
	Options	price
Outstanding at beginning of 2009	39,037,741	$36.52
Semiannual grants	3,129,170	$27.47
Reload grants	15,711	$29.09
New hire grants	7,000	$36.40
Exercised	(410,841)	$17.46
Forfeited or expired	(290,199)	$40.85

Outstanding at March 31, 2009	41,488,582	$35.99

Exercisable at March 31, 2009	22,804,652	$29.15

The following table summarizes the status of and changes in our nonvested restricted shares and restricted stock units during the first quarter of 2009.

		Restricted	Weighted-average
	Restricted	stock	grant-date
	shares	units	fair value
Nonvested at beginning of 2009	475,194	233,539	$54.28
Granted to employees	127,550	80,100	$27.64
Vested	(625)	(4,250)	$50.10
Forfeited	(6,850)	(750)	$53.60

Nonvested at March 31, 2009	595,269	308,639	$48.19

Future stock-based compensation expense.
The following table presents the compensation expense (in millions) to be recognized over the separate vesting periods of the 18,683,930 nonvested options and 903,908 nonvested restricted shares and restricted stock units outstanding at March 31, 2009. Estimated future compensation expense will change to reflect future option grants, including reloads; future awards of unrestricted shares, restricted shares, and restricted stock units; changes in estimated forfeitures; and adjustments for actual forfeitures.

Second quarter 2009	$21.7
Third quarter 2009	20.7
Fourth quarter 2009	15.5
2010	48.0
2011 through 2014	42.6

Total	$148.5

NOTE 6 – INVESTMENT GAINS (LOSSES) AND OTHER COMPREHENSIVE LOSS.
The following table reconciles our net unrealized investment holding losses (in millions) for the first quarter 2009 to that recognized in other comprehensive loss.

	Sponsored	Savings
	mutual fund	bank
	investments	holdings	Total
Net unrealized holding gains (losses)	$(22.2)	$2.1	$(20.1)
Reconciling amounts recognized in other investment income (loss)
Other than temporary impairments	35.6	—	35.6
Net losses realized on dispositions	.6	.3	.9

Net unrealized holding gains recognized in other comprehensive loss	14.0	2.4	16.4
Deferred income taxes	(5.0)	(.8)	(5.8)

Net gains recognized in other comprehensive loss	$9.0	$1.6	$10.6

The components of accumulated other comprehensive loss (in millions) at March 31, 2009, are presented below.

Net unrealized holding losses on Investments in sponsored mutual funds	$(3.5)
Debt securities held by savings bank subsidiary	( .6)

(4.1)
Deferred income tax benefits	1.6

$(2.5)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:
We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of March 31, 2009, the related condensed consolidated statements of income and of cash flows for the three-month periods ended March 31, 2008 and 2009, and the related condensed consolidated statement of stockholders’ equity for the three-month period ended March 31, 2009. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of income, cash flows, and stockholders’ equity for the year then ended (not presented herein); and in our report dated February 5, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP
Baltimore, Maryland
April 20, 2009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL.
Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our sponsored mutual funds and other managed investment portfolios. Investment advisory clients outside the United States account for 10% of our assets under management at March 31, 2009.
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
The severe downturn in global financial markets during 2008, and through the early part of 2009, has had a dramatic effect on investor returns and our financial results. Although we have not experienced a fundamental change in our business model like many other financial services companies, the collateral damage from the global economic woes has significantly reduced our assets under management, related advisory revenues, the value of our corporate mutual fund investments, and our net income. In response, we have been vigilant about our expense levels and initiated a series of expense reduction measures that have been accelerated since the equity market’s steep fourth quarter 2008 decline. These efforts included the April 21, 2009 decision to reduce our workforce by 288 associates, or 5.5%. The short-term cost resulting from severance and related expenses will lower our operating earnings by about $2.5 million in the second quarter of 2009. We expect to realize net savings of approximately $17 million over the following four quarters, including a roughly $6 million reduction of our administrative fee revenues that in turn saves a similar amount of annual expenses for our sponsored mutual funds. Through year-to-date attrition, retirements and the workforce reduction, our number of associates is now down 8.6% from the 5,385 employed at the beginning of the year. Overall, we expect that our cost savings efforts could reduce our 2009 operating expenses by as much as $120 million from our 2007 level of spending.
We remain debt-free with substantial liquidity and resources that are available to help us ride through the current market crises while prudently managing the firm for the long-term. Our financial stability allows us to take advantage of attractive growth opportunities, invest in key capabilities including investment professionals and technologies and, most importantly, provide our clients with strong investment management expertise and service both now and in the future. While we believe 2009 will be a tough year for consumers and companies alike around the world, we think the investment environment will improve as we move into the latter half of the year and efforts to get the global economy back on track gain traction.
BACKGROUND.
Credit markets loosened modestly in early 2009 though rate spreads remain high by historical standards. Equity markets were down for the sixth consecutive quarter, despite a significant March rally. Fears of a lingering recession and an uncertain timeframe for economic recovery are weighing on investors. The Federal Reserve’s target funds rate remains in a range of 0% to .25%, the lowest in history. Businesses are in a cost cutting mode, and households are reducing spending and increasing savings.
U.S. stock indexes fell in the first quarter of 2009. The broad S&P 500 Index of large-cap companies in leading industries of the U.S. economy registered an 11.0% loss while the NASDAQ Composite Index, which is heavily weighted with technology companies, was down 3.1% (excluding dividends). Performance of stocks outside the United States was mixed in dollar terms as the MSCI EAFE Index, which measures the performance of mostly large-cap stocks in Europe, Australasia and the Far East, experienced a 13.9% loss, while the MSCI Emerging Markets Index returned 1.0% for the quarter.
U.S. Treasury yields rose during the first quarter as supply forecasts grew dramatically. The yield curve steepened with yields increasing more for bonds with longer maturities. The yield on the benchmark 10-year U.S. Treasuries was 2.71% at March 31, 2009, up 46 basis points from the end of 2008. On the shortest side of the yield curve, the one-month yield was only .17%, up from .11% at year-end 2008.
Returns for other fixed income securities were mixed in the first quarter with gains from the most oversold sectors recouping a portion of their steep 2008 losses. Municipal bonds, high-yield issues, and dollar-denominated emerging markets bonds saw gains. The Barclays Capital Municipal Bond Index gained 4.2% while the Credit Suisse High Yield Index gained 5.8%. Longer-term investment-grade corporate issues produced weak to poor results as the Barclays Capital U.S. Aggregate Index gained .1% and the Barclays Capital Global Aggregate Ex-U.S. Dollar Bond Index lost 5.4%.
In this unsettled financial environment, investors entrusted net inflows of $4.5 billion to our management during the first quarter of 2009. Total assets under our management ended March 31, 2009 at $268.8 billion, down 2.7% from the beginning of the year. The change (in billions) during the first quarter occurred as follows.

Assets under management at beginning of year	$276.3

Net cash inflows
Sponsored mutual funds in the U.S.	1.8
Other portfolios	2.7

4.5
Market valuation changes and income	(12.0)

Change during the period	(7.5)

Assets under management at end of period	$268.8

Assets under management at March 31, 2009, include $187.1 billion in stock and blended asset investment portfolios and $81.7 billion in fixed income investment portfolios. The investment portfolios that we manage consist of $158.8 billion in the T. Rowe Price mutual funds distributed in the United States and $110.0 billion in other investment portfolios, including separately managed accounts, sub-advised funds, and other sponsored investment portfolios including common trust funds and mutual funds offered to investors outside the U.S. and through variable annuity life insurance plans.

Our $488.3 million corporate-owned portfolio of investments in sponsored mutual funds at March 31, 2009, includes a net unrealized loss of $3.5 million, including fund holdings with aggregate unrealized gains of $18.4 million and aggregate unrealized losses of $21.9 million. The aggregate unrealized losses are considered temporary and, accordingly are recognized in accumulated other comprehensive losses in stockholders’ equity. Unrealized losses totaling $12.6 million on investments valued at $56.8 million at March 31, 2009, have been temporarily impaired on a continuous basis from December 31, 2008. The remaining unrealized losses totaling $9.3 million were incurred in the first quarter of 2009 on fund investments valued at $111.5 million. See Item 3, Quantitative and Qualitative Disclosures About Market Risk, in this report for further discussion about the possible recognition of impairments to our investments in sponsored mutual funds.
We incur significant expenditures to attract new investment advisory clients and additional investments from our existing clients. These efforts involve costs that generally precede any future revenues that we might recognize from additions to our assets under management.
RESULTS OF OPERATIONS — First quarter 2009 versus first quarter 2008.
Investment advisory revenues decreased about 35%, or $163.3 million, to $306.8 million in the first quarter of 2009 as average assets under our management decreased $114.1 billion to $264.8 billion. The average annualized fee rate earned on our assets under management was 47.0 basis points during the first quarter of 2009, down from the 49.2 basis points earned in the year 2008, as lower equity market valuations resulted in a greater percentage of our assets under management being attributable to lower fee fixed income portfolios. Extended stress on the financial markets and resulting lower equity valuations in following quarters will result in lower average assets under our management and lower investment advisory fees as compared to prior periods.
Net revenues decreased 31%, or $174.6 million, to $384.5 million. Operating expenses fell $55.1 million to $273.9 million in the first quarter of 2009, down nearly 17% from the comparable 2008 quarter. Overall, net operating income for the first quarter of 2009 decreased $119.5 million, or 51.9%, to $110.6 million. The results of our cost saving efforts dampened the impact of lower assets under management and advisory revenues on our operating margin in the first quarter of 2009, which at 28.8% was virtually unchanged from the 29.1% margin in the fourth quarter of 2008. Net income fell 68.2% or $103.3 million in the first quarter of 2009 versus the comparable 2008 quarter. Diluted earnings per share also decreased to $.19, down $.36 or 65.5% from the first quarter last year.
Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States decreased 36.5%, or $121.9 million, to $211.7 million. First quarter average mutual fund assets were $157.3 billion, down 32% from the average for the comparable 2008 quarter. Mutual fund assets at March 31, 2009 were $158.8 billion, down $5.6 billion from December 31, 2008, but $1.5 billion higher than the first quarter 2009 average.
Overall, net inflows to the mutual funds were $1.8 billion during the first quarter of 2009. The stock funds saw net inflows of $1.2 billion, including $.7 billion to the Equity Index 500 fund and $.4 billion to the Value fund. Bond and money funds had $.6 billion of net inflows. During the first quarter of 2009, our net fund inflows originated largely in our target-date Retirement Funds, which in turn invest in the other
T. Rowe Price funds. Decreases in market valuations, net of income, lowered our mutual fund assets under management by $7.4 billion during the 2009 quarter.
Investment advisory revenues earned on the other investment portfolios that we manage decreased $41.4 million, or 30.3%, to $95.1 million. Average assets in these portfolios were $107.5 billion during the first quarter of 2009, down $40.2 billion or 27.2% from the comparable 2008 quarter. Lower market valuations, net of income, reduced our assets under management in these portfolios by $4.6 billion during the 2009 quarter. Net inflows of $2.7 billion, primarily from U.S. and international institutional investors, only partially offset these market losses.
Administrative fees decreased $11.4 million to $77.4 million. The change in these revenues includes a $2.4 million reduction of 12b-1 distribution fees recognized on lower assets under management in the Advisor and R classes of our sponsored mutual funds. The balance of the change is attributable to a decrease in our servicing activities to the mutual funds and their related investors that is generally offset by a similar decrease in related operating expenses that are incurred to provide these services.
Our largest expense, compensation and related costs, decreased $32.0 million, or more than 15% compared to the first quarter of 2008. This decrease includes a reduction in our annual bonus pool of $28.3 million from the 2008 quarter in response to the recent and ongoing unfavorable financial market conditions that have negatively impacted our operating results. At March 31, 2009, we employed 5,230 associates, down 2.9% from the end of 2008 and up slightly from the number at the end of the first quarter of 2008. As discussed above, year-to-date attrition, retirements and our workforce reduction have reduced our staffing 8.6% from the beginning of 2009.
Advertising and promotion expenditures decreased 38%, or $13.8 million, compared to the first quarter of 2008, and are down $8.0 million from the fourth quarter of 2008. We reduced advertising and promotion expense in response to the change of investor sentiment in this uncertain and volatile market environment. We currently estimate that our advertising and promotion expenditures for the second quarter of 2009 will be about 30% lower than the preceding quarter and that our full-year 2009 costs will be about 25% lower than 2008. We vary our level of spending based on market conditions and investor demand as well as our efforts to expand our investor base in the United States and abroad.
Occupancy and facility costs together with depreciation expense increased $2 million versus the 2008 quarter. We have recently been expanding and renovating our facilities to accommodate business demands, though these initiatives have been moderated in 2009.
Other operating expenses were down $11.3 million, or 25% from the first quarter of 2008, including $2.4 million of lower distribution expenses recognized on lower assets under management sourced from financial intermediaries that distribute our Advisor and R classes of mutual fund shares. These distribution costs are offset by an equal decrease in our administrative revenues recognized from the 12b-1 fees discussed above. Our cost control efforts also resulted in $7.2 million of reductions in travel and related costs, professional fees and other third party services.

Our non-operating investment activity resulted in a net loss of $36.0 million in the first quarter of 2009 as compared to a net gain of $14.3 million for the comparable 2008 quarter. This change of $50.3 million is primarily attributable to $35.6 million of unrealized other than temporary impairments of our investments in sponsored mutual funds that were recognized in the 2009 quarter because their fair value had been below cost for an extended period. The significant declines in fair value that have occurred over the last three quarters are generally attributable to the ongoing adverse market conditions discussed in the Background section above. See also the market risk discussion below in Item 3. The following table details our related mutual fund investment gains and losses during the first quarter.

	2008	2009	Change
Other than temporary impairments recognized		$(35.6)	$(35.6)
Capital gain distributions received	$.9	—	(.9)
Net gain (loss) realized on fund dispositions	.9	(.6)	(1.5)

Net gain (loss) recognized on fund holdings	$1.8	$(36.2)	$(38.0)

Lower income from our money market holdings due to the significantly lower interest rate environment, losses in our other investments, and the lack of any net foreign currency gains in the 2009 quarter account for the balance of the change.
The first quarter 2009 provision for income taxes as a percentage of pretax income is 35.4%, down from the 38.4% for the full year 2008, primarily to reflect certain adjustments made to our prior years’ tax accruals. We currently estimate that our effective tax rate for the full year will be 38.0%.
CAPITAL RESOURCES AND LIQUIDITY.
Operating activities during the first quarter of 2009 provided cash flows of $139.4 million, down $119.2 million from the 2008 quarter, including a $103.3 million decrease in net income. Other than temporary impairments of our investments in sponsored mutual funds of $35.6 million were more than offset by timing differences of $55.3 million in the cash settlement of our assets and liabilities. Our interim operating cash outflows do not include bonus compensation that is accrued throughout the year before being substantially paid out in December.
Net cash used in investing activities totaled $47.3 million, up $13.2 million from the 2008 period, primarily from a net increase of $14.9 million in the investments held by our savings bank subsidiary that results from an increase in customer deposits.
Net cash used in financing activities was $89.4 million in the first quarter of 2009, down $310 million from the 2008 quarter. Compared to the 2008 quarter, we expended $244 million less to repurchase our common shares. Further, during the first quarter of 2008, we changed our policy regarding the timing of dividend payments such that our quarterly dividends are declared and paid in the same quarter. Therefore, our cash outflows for the first quarter of 2008 included the payout of dividends for the fourth quarter 2007 and the first quarter of 2008. This resulted in our dividends paid in 2009 decreasing $62.2 million from the 2008 period.
Our cash and mutual fund investments at March 31, 2009, were more than $1.1 billion, and we have no debt. Given the availability of these financial resources, we do not maintain an available external source of liquidity.
NEW ACCOUNTING STANDARDS.
On April 9, 2009, the Financial Accounting Standards Board issued three staff positions related to fair value measurements, other-than-temporary impairments, and interim disclosures of fair value. We will adopt this new guidance in the second quarter 2009. As we do each reporting period, we have also considered all other newly issued but not adopted standards applicable to our operations and the preparation of our consolidated statements. We do not believe that any issued standard yet to be adopted will have a material effect on our financial position or results of operation.
FORWARD-LOOKING INFORMATION.
From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this report, may contain certain forward-looking information, including information or anticipated information relating to: our revenues, net income and earnings per share; changes in the amount and composition of our assets under management; our expense levels and possible expense savings; our estimated effective income tax rate; and our expectations regarding financial markets and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A, Risk Factors, of our Form 10-K Annual Report for 2008. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

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
Our future results are also dependent upon the level of our expenses, which are subject to fluctuation for the following or other reasons: changes in the level of our advertising expenses in response to market conditions, including our efforts to expand our investment advisory business to investors outside the United States and to further penetrate our distribution channels within the United States; variations in the level of total compensation expense due to, among other things, bonuses, stock option grants, other incentive awards, changes in our employee count and mix, and competitive factors; our success in implementing and realizing upon existing and planned cost reduction efforts; any goodwill impairment that may arise; fluctuation in foreign currency exchange rates applicable to the costs of our international operations; expenses and capital costs, such as technology assets, depreciation, amortization, and research and development, incurred to maintain and enhance our administrative and operating services infrastructure; unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and disruptions of services, including those provided by third parties, such as facilities, communications, power, and the mutual fund transfer agent and accounting systems.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our revenues and net income are based primarily on the value of assets under our management. Accordingly, declines in financial market values like those recently experienced directly and negatively impact our investment advisory revenues, as well as our investment income and net income.
Financial market conditions have been extremely volatile and financial security valuations have declined. Our $488.3 million portfolio of investments in sponsored mutual funds at March 31, 2009, includes a net unrealized loss of $3.5 million comprising fund holdings with aggregate unrealized gains of $18.4 million and aggregate unrealized losses of $21.9 million. The aggregate unrealized losses are considered temporary and, accordingly are recognized in accumulated other comprehensive losses in stockholders’ equity. Unrealized losses totaling $12.6 million on investments valued at $56.8 million at March 31, 2009, have been temporarily impaired on a continuous basis from December 31, 2008, while the balance of $9.3 million of unrealized losses arose in the first quarter of 2009.
Because our fund holdings are considered available-for-sale securities, we recognize unrealized losses that are considered temporary in other comprehensive income. We review the carrying amount of each investment on a quarterly basis and recognize an impairment charge in non-operating investment income (loss) whenever an unrealized loss is considered other than temporary. A mutual fund holding with an impairment that has persisted daily throughout the six months between quarter-ends is generally presumed to have an other than temporary impairment unless there is persuasive evidence, such as an increase in value subsequent to quarter-end, to overcome that presumption. It is possible that we will determine at June 30, 2009, or at a subsequent quarter end, that continuous unrealized losses in one or more of our mutual fund investments have become other-than-temporary impairments. We could also sell our fund positions before a subsequent quarter-end reporting date and recognize previously unrealized losses. The amount and timing of any subsequent charge will be dependent on future market performance.
There has been no other material change in the information provided in Item 7A of our Form 10-K Annual Report for 2008.

Item 4. Controls and Procedures.
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of March 31, 2009, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the first quarter of 2009, and has concluded that there was no change during the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, various claims against us arise in the ordinary course of business, including employment-related claims. In the opinion of management, after consultation with counsel, the likelihood that an adverse determination in one or more pending claims would have a material adverse effect on our financial position or result of operations is remote.
Item 1A. Risk Factors.
There has been no material change in the information provided in Item 1A of our Form 10-K Annual Report for 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)	Repurchase activity during the first quarter of 2009 conducted pursuant to the Board of Directors’ June 5, 2008, authorization follows.

			Total Number of
	Total	Average	Shares Purchased	Maximum Number
	Number of	Price	as Part of Publicly	of Shares that May
	Shares	Paid per	Announced	Yet Be Purchased
Month	Purchased	Share	Program	Under the Program
January	920,320	$28.72	920,320	13,759,110
February	800,000	25.14	800,000	12,959,110
March	200,000	21.73	200,000	12,759,110

Total	1,920,320	$26.50	1,920,320

Item 4. Submission of Matters to a Vote of Security Holders.
The annual meeting of our stockholders was held on April 8, 2009. The proxy statement and solicitation pertaining to this meeting were previously filed with the Commission. Shares eligible to vote were 255,943,130 at the record date of February 6, 2009. The nine nominees for the Board of Directors were elected to hold office until the next annual meeting of stockholders and until their respective successors are elected and qualify. The tabulation of votes was:

Nominee	For	Against	Abstain
Edward C. Bernard	218,764,780	4,961,422	388,793
James T. Brady	221,329,549	2,408,570	376,877
J. Alfred Broaddus, Jr.	221,813,573	1,920,745	380,677
Donald B. Hebb, Jr.	206,788,673	16,985,330	340,993
James A.C. Kennedy	219,066,093	4,739,001	309,902
Brian C. Rogers	218,661,436	5,081,431	372,129
Dr. Alfred Sommer	222,046,022	1,666,433	402,541
Dwight S. Taylor	221,963,324	1,761,550	390,121
Anne Marie Whittemore	215,712,682	8,082,714	319,599
The appointment of KPMG LLP as the company’s independent registered public accounting firm for 2009 was ratified by a vote of 216,475,715 for; 7,327,990 against; and 311,290 abstentions.
Item 5. Other Information.
On April 22, 2009, we issued a press release reporting our results of operations for the first quarter of 2009. A statement regarding our workforce reduction of 288 associates is included in the press release. We expect to incur net costs of about $2.5 million in the second quarter 2009 related to this workforce reduction. A copy of that press release is furnished herewith as Exhibit 99.

The information in this Item 5 and in Exhibit 99 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.
Item 6. Exhibits.
The following exhibits required by Item 601 of Regulation S-K are furnished herewith.

3(i).1	Charter of T. Rowe Price Group, Inc., as Amended by Articles of Amendment dated April 10, 2008. (Incorporated by reference from Form 10-Q Report for the quarterly period ended March 31, 2008; Accession No. 0000950133-08-001597.)

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of February 12, 2009. (Incorporated by reference from Form 8-K Current Report as of February 17, 2009; Accession No. 0000950133-09-000369.)

10.08	Amended and Restated 2007 Non-Employee Director Equity Plan as of February 12, 2009, including forms of agreements for awards granted after that date.

10.16.3	Second Amendment to 2001 Stock Incentive Plan dated December 12, 2008.

10.17.2	First Amendment to 2004 Stock Incentive Plan dated December 12, 2008.

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99	Press release issued April 22, 2009, reporting our results of operations for the first quarter of 2009.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 22, 2009.
T. Rowe Price Group, Inc.

by:	/s/ Kenneth V. Moreland
Vice President and Chief Financial Officer