Form 10-Q
period 2009-06-30
PRICE T ROWE GROUP INC
filed 2009-07-24
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
Commission File Number: 000-32191
T. ROWE PRICE GROUP, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-2264646

(State of incorporation)	(I.R.S. Employer Identification No.)
100 East Pratt Street, Baltimore, Maryland 21202

(Address, including Zip Code, of principal executive offices)
(410) 345-2000

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. ☑ Yes  ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑  No
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, July 22, 2009, is 256,122,935.
The exhibit index is at Item 6 on page 17.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2008	06/30/2009
ASSETS
Cash and cash equivalents	$619.1	$667.4
Accounts receivable and accrued revenue	177.3	198.0
Investments in sponsored mutual funds	513.5	558.3
Debt securities held by savings bank subsidiary	166.0	182.7
Other investments	41.9	42.1
Property and equipment	440.1	474.3
Goodwill	665.7	665.7
Other assets	195.8	167.9

Total assets	$2,819.4	$2,956.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$86.8	$81.1
Accrued compensation and related costs	60.7	105.8
Income taxes payable	25.3	20.6
Customer deposits at savings bank subsidiary	157.8	168.8

Total liabilities	330.6	376.3

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, undesignated, $.20 par value — authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value — authorized 750,000,000; issued 256,856,000 shares in 2008 and 256,022,000 in 2009	51.4	51.2
Additional capital in excess of par value	363.7	395.0
Retained earnings	2,086.8	2,083.6
Accumulated other comprehensive income (loss)	(13.1)	50.3

Total stockholders’ equity	2,488.8	2,580.1

Total liabilities and stockholders’ equity	$2,819.4	$2,956.4

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended		Six months ended
	6/30/2008	6/30/2009	6/30/2008	6/30/2009
Revenues
Investment advisory fees	$495.3	$360.3	$965.4	$667.1
Administrative fees	90.9	81.3	179.7	158.7
Investment income of savings bank subsidiary	1.5	1.9	3.0	3.4

Total revenues	587.7	443.5	1,148.1	829.2
Interest expense on savings bank deposits	1.2	1.3	2.5	2.5

Net revenues	586.5	442.2	1,145.6	826.7

Operating expenses
Compensation and related costs	218.0	199.7	425.4	375.1
Advertising and promotion	20.2	13.7	56.7	36.4
Depreciation and amortization of property and equipment	15.6	16.6	30.6	33.3
Occupancy and facility costs	24.9	24.4	50.0	49.8
Other operating expenses	49.2	33.9	94.2	67.6

Total operating expenses	327.9	288.3	656.9	562.2

Net operating income	258.6	153.9	488.7	264.5

Non-operating investment income (loss)	7.8	7.9	22.1	(28.1)

Income before income taxes	266.4	161.8	510.8	236.4
Provision for income taxes	104.2	61.8	197.1	88.2

Net income	$162.2	$100.0	$313.7	$148.2

Earnings per share on common stock
Basic	$.62	$.39	$1.20	$.58

Diluted	$.59	$.38	$1.15	$.57

Dividends declared per share	$.24	$.25	$.48	$.50

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six months ended
	6/30/2008	6/30/2009
Cash flows from operating activities
Net income	$313.7	$148.2
Adjustments to reconcile net income to net cash provided by operating activities	30.6	33.3
Depreciation and amortization of property and equipment	30.6	33.3
Stock-based compensation expense	39.3	44.0
Intangible asset amortization	.3	.2
Other than temporary impairments of investments in sponsored mutual funds	.8	36.1
Other changes in assets and liabilities	68.5	8.0

Net cash provided by operating activities	453.2	269.8

Cash flows from investing activities
Investments in sponsored mutual funds	(8.5)	(24.2)
Dispositions of sponsored mutual funds	5.0	39.2
Investments in debt securities held by savings bank subsidiary	(15.3)	(40.2)
Proceeds from debt securities held by savings bank subsidiary	17.6	28.3
Additions to property and equipment	(53.5)	(65.3)
Other investing activity	11.5	(2.3)

Net cash used in investing activities	(43.2)	(64.5)

Cash flows from financing activities
Repurchases of common stock	(369.7)	(58.9)
Common share issuances under stock-based compensation plans	9.5	10.1
Excess tax benefits from share-based compensation plans	36.0	8.8
Dividends	(188.4)	(128.0)
Change in savings bank subsidiary deposits	(1.3)	11.0

Net cash used in financing activities	(513.9)	(157.0)

Cash and cash equivalents
Net change during period	(103.9)	48.3
At beginning of year	785.1	619.1

At end of period	$681.2	$667.4

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

			Additional		Accumulated
	Common		capital in		other	Total
	shares	Common	excess of	Retained	comprehensive	stockholders’
	outstanding	stock	par value	earnings	income (loss)	equity
Balances at December 31, 2008	256,856	$51.4	$363.7	$2,086.8	$(13.1)	$2,488.8
Common stock-based compensation plans activity
Shares issued upon option exercises	1,072	0.2	9.9			10.1
Restricted shares issued	129	.0	.0			.0
Shares issued on vesting of restricted stock units	4	.0	.0			—
Forfeiture of restricted awards	(19)	.0	.0			—
Net tax benefits			8.5			8.5
Stock-based compensation expense			44.0			44.0
Common shares repurchased	(2,020)	(0.4)	(31.1)	(23.4)		(54.9)
Comprehensive income
Net income				148.2
Net unrealized holding gains (including $52.8 million in the second quarter)					63.4
Total comprehensive income						211.6
Dividends				(128.0)		(128.0)

Balances at June 30, 2009	256,022	$51.2	$395.0	$2,083.6	$50.3	$2,580.1

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
These unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments that are, in the opinion of management, necessary to a fair statement of our results for the interim periods presented. All such adjustments are of a normal recurring nature. We evaluated all subsequent events through the time that we filed these financial statements in our Form 10-Q Report with the Securities and Exchange Commission on July 24, 2009.
The unaudited interim financial information contained in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2008 Annual Report.
In the second quarter of 2009, we implemented new financial reporting guidance that changed the recognition guidance for other-than-temporary-impairments of debt securities and expanded our interim disclosures for all financial instruments. The adoption of the new recognition guidance did not have a material impact on our condensed consolidated financial statements. Appropriate interim disclosures are included in Notes 3, 4, and 5.
NOTE 2 — INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.
Accounts receivable from our sponsored mutual funds for advisory fees and advisory-related administrative services aggregate $95.0 million at December 31, 2008, and $106.5 million at June 30, 2009.
Revenues (in millions) from advisory services provided under agreements with our sponsored mutual funds and other investment clients include:

	Three months ended		Six months ended
	6/30/2008	6/30/2009	6/30/2008	6/30/2009
Sponsored mutual funds in the U.S.
Stock and blended asset	$296.8	$195.3	$579.2	$357.3
Bond and money market	52.7	53.5	103.9	103.2

	349.5	248.8	683.1	460.5
Other portfolios	145.8	111.5	282.3	206.6

Total investment advisory fees	$495.3	$360.3	$965.4	$667.1

The following table summarizes the various investment portfolios and assets under management (in billions) on which we earn advisory fees.

	Average during		Average during
	the second quarter		the first half
	2008	2009	2008	2009
Sponsored mutual funds in the U.S.
Stock and blended asset	$194.4	$130.0	$189.5	$120.0
Bond and money market	48.2	49.6	47.4	48.5

	242.6	179.6	236.9	168.5
Other portfolios	157.4	121.8	152.6	114.7

	$400.0	$301.4	$389.5	$283.2

	12/31/2008	6/30/2009
Sponsored mutual funds in the U.S.
Stock and blended asset	$117.9	$137.7
Bond and money market	46.5	51.3

	164.4	189.0
Other portfolios	111.9	126.6

	$276.3	$315.6

While investors that we serve are primarily domiciled in the United States of America, investment advisory clients outside the United States account for 10% of our assets under management at June 30, 2009.
Fees for advisory-related administrative services provided to our sponsored mutual funds during the first half of the year were $144.5 million in 2008 and $125.8 million in 2009. Fees for these services during the second quarter were $72.5 million in 2008 and $64.1 million in 2009.

NOTE 3 — INVESTMENTS IN SPONSORED MUTUAL FUNDS.
These investments (in millions) include:

	Aggregate	Unrealized holding		Aggregate
	cost	Gains	Losses	fair value
December 31, 2008
Stock and blended asset funds	$345.7	$6.5	$(37.4)	$314.8
Bond funds	185.3	16.3	(2.9)	198.7

	$531.0	$22.8	$(40.3)	$513.5

June 30, 2009
Stock and blended asset funds	$281.7	$51.9	$(.7)	$332.9
Bond funds	199.9	25.5	—	225.4

	$481.6	$77.4	$(.7)	$558.3

Unrealized holding losses that are temporary are attributable to fund holdings with an aggregate fair value of $195.2 million at December 31, 2008, and $24.8 million at June 30, 2009. All of the unrealized holding losses at June 30, 2009, were incurred in the second quarter of 2009.
NOTE 4 — DEBT SECURITIES HELD BY AND CUSTOMER DEPOSITS AT SAVINGS BANK SUBSIDIARY.
Our savings bank subsidiary holds investments in marketable debt securities, including mortgage- and other asset-backed securities, which are accounted for as available-for-sale. The following table (in millions) details the components of these investments at June 30, 2009.

		Unrealized holding
	Fair Value	gains (losses)
Investments with temporary impairment (50 securities) of
Less than 12 months	$15.4	$(.5)
12 months or more	12.7	(1.6)

Total	28.1	(2.1)
Investments with unrealized holding gains	154.6	3.2

	$182.7	$1.1

Aggregate cost	$181.6

The unrealized losses in these investments were generally caused by changes in interest rates and market liquidity, and not by changes in credit quality. We intend to hold these securities to their maturities, which generally correlate to the maturities of our customer deposits, and believe it is more-likely-than not that we will not be required to sell any of these securities before recovery of their amortized cost. Accordingly, impairment of these investments is considered temporary.
The estimated fair value of our customer deposit liability, based on discounting expected cash outflows at maturity dates that range up to five years, using current interest rates offered for deposits with the same dates of maturity, was $172.9 million at June 30, 2009.
NOTE 5 — OTHER INVESTMENTS.
These investments (in millions) at June 30, 2009 include:

Cost method investments	$40.3
Sponsored mutual fund investments held as trading	1.5
Equity method investments	.3

$42.1

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

These levels are not necessarily an indication of the risk or liquidity associated with the investments. The following table summarizes our investments (in millions) at June 30, 2009, that are recognized in our balance sheet using fair value measurements determined based on the differing levels of inputs.

	Level 1	Level 2
Cash equivalents	$593.1
Investments in sponsored mutual funds
Held as available-for-sale	558.3
Held as trading	1.5
Debt securities held by savings bank subsidiary	—	$182.7

Total	$1,152.9	$182.7

NOTE 7 — STOCK-BASED COMPENSATION.
Stock-based grants.
In February 2009, our executive compensation committee of the board of directors reviewed our equity grant program for associates. The annual grant was bifurcated to achieve the retention and other objectives of the program and align the interests of our associates with those of our common stockholders. The following table summarizes the status of and changes in our stock option grants during the first half of 2009.

		Weighted-
		average
		exercise
	Options	price
Outstanding at beginning of 2009	39,037,741	$36.52
Semiannual grants	3,133,170	$27.48
Reload grants	241,638	$39.75
New hire grants	7,000	$36.40
Exercised	(1,547,784)	$18.69
Forfeited or expired	(753,174)	$43.26

Outstanding at June 30, 2009	40,118,591	$36.39

Exercisable at June 30, 2009	21,875,361	$29.75

The following table summarizes the status of and changes in our nonvested restricted shares and restricted stock units during the first half of 2009.

		Restricted	Weighted-average
	Restricted	stock	grant-date
	Shares	units	fair value
Nonvested at beginning of 2009	475,194	233,539	$54.28
Granted to employees and directors	129,950	83,700	$27.95
Vested	(5,525)	(7,850)	$55.13
Forfeited	(18,413)	(8,500)	$49.79

Nonvested at June 30, 2009	581,206	300,889	$48.03

Future stock-based compensation expense.
The following table presents the compensation expense (in millions) to be recognized over the remaining vesting periods of the stock-based awards outstanding at June 30, 2009. Estimated future compensation expense will change to reflect future option grants, including reloads; future awards of unrestricted shares, restricted shares, and restricted stock units; changes in estimated forfeitures; and adjustments for actual forfeitures.

Third quarter 2009	$20.7
Fourth quarter 2009	15.5
2010	47.9
2011 through 2014	42.4

Total	$126.5

NOTE 8 — INVESTMENT GAINS (LOSSES) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS).
The following table reconciles our net unrealized holding gains (in millions) for the first half of 2009 to that recognized in other comprehensive income.

	Investments in	Debt securities
	sponsored mutual	held by savings
	funds	bank subsidiary	Total
Net unrealized holding gains	$59.8	$3.9	$63.7
Reconciling amounts recognized in non-operating investment income (loss)
Other than temporary impairments	36.1	—	36.1
Net losses (gains) realized on dispositions	(1.7)	.3	(1.4)

Net unrealized holding gains recognized in other comprehensive income	94.2	4.2	98.4
Deferred income taxes	(33.5)	(1.5)	(35.0)

Net unrealized holding gains recognized in other comprehensive income	$60.7	$2.7	$63.4

The components of accumulated other comprehensive income (in millions) at June 30, 2009, are presented below.

Net unrealized holding gains on
Investments in sponsored mutual funds	$76.7
Debt securities held by savings bank subsidiary	1.1

77.8
Deferred income tax liabilities	(27.5)

$50.3

NOTE 9 — EARNINGS PER SHARE.
Effective January 1, 2009, new financial reporting guidance modified our earnings per share calculations to recognize our outstanding restricted stock and stock units, on which we pay non-forfeitable dividends, as if they were a separate class of stock. The new guidance does not materially change our basic and dilutive earnings per share on our common stock; however, the retrospective application did reduce dilutive earnings per share for the second quarter and the full year 2008 by $0.01 from those amounts that we previously reported.
The weighted average shares (in millions) now used in calculating basic and dilutive earnings per share on our common stock follow.

	Three months ended		Six months ended
	6/30/2008	6/30/2009	6/30/2008	6/30/2009
Weighted average shares
Outstanding	259.6	255.2	260.7	255.3

Outstanding assuming dilution	272.2	261.7	272.8	260.2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:
We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of June 30, 2009, the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 2008 and 2009, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2008 and 2009, and the related condensed consolidated statement of stockholders’ equity for the six-month period ended June 30, 2009. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
July 24, 2009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL.
Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our sponsored mutual funds and other managed investment portfolios. Investment advisory clients outside the United States account for 10% of our assets under management at June 30, 2009.
We manage a broad range of U.S., international and global stock, bond, and money market mutual funds and other investment portfolios, which meet the varied needs and objectives of individual and institutional investors. Investment advisory revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets under management affect our revenues and results of operations.
We remain debt-free with substantial liquidity and resources that are available to help us ride through the current market crises while prudently managing the firm for the long-term. Our financial stability allows us to take advantage of attractive growth opportunities, invest in key capabilities including investment professionals and technologies and, most importantly, provide our clients with strong investment management expertise and service both now and in the future. We believe that the second half of 2009 will likely continue to be challenging for both consumers and companies around the world; nevertheless, investors should be encouraged about the prospects for a gradual return to longer-term financial stability and global growth.
BACKGROUND.
The severe downturn in global financial markets during 2008 and through much of the first half of 2009 has had a dramatic effect on investor returns and our financial results. Although we have not experienced a fundamental change in our business model like many other financial services companies, the global market decline has significantly reduced our assets under management, related advisory revenues, the value of our corporate mutual fund investments, and our net income. While we are always vigilant in controlling our expenses, we initiated a series of expense reduction measures that were accelerated with the equity market’s steep decline in the fourth quarter of 2008 and first quarter of 2009. These efforts included the April 2009 decision to reduce our workforce by 288 associates, or 5.5%. The short-term cost of our workforce reduction was $3 million of lower operating earnings in the second quarter of 2009. However, we expect to realize net savings of approximately $17 million over the next four quarters as a result of the workforce reduction, net of a decrease in our administrative fee revenues of about $6 million, which in turn saves our sponsored mutual funds a similar amount of annual expenses. Through year-to-date attrition, retirements and the workforce reduction, our number of associates is now down 9.5% from the 5,385 employed at the beginning of the year. Given the current market environment, we presently expect that our cost savings efforts could reduce our 2009 operating expenses by as much as $115 million from our 2008 level of spending.
The rally in U.S. equity markets, which began in early March, continued into the second quarter as investor sentiment improved amid signs that the extreme weakness in the economy was abating and the federal government’s measures to stabilize the banks and the financial markets were starting to restore confidence. Credit markets loosened somewhat as new Federal Reserve programs introduced earlier in the year began to allow businesses to again raise cash to fund operations, refinance debt and strengthen their balance sheets. The Federal Reserve kept the target funds rate in the range of 0% to .25%, the lowest in history. The rally began to lose steam in the early part of June as weaker than expected economic data, particularly related to the labor markets and consumer spending, continued to weigh on investors. U.S. stock indexes nevertheless posted their best quarter since 2003 and their returns moved into positive territory for the first half of 2009. However, the broad indexes remain about 35% to 40% below their 2007 highs, clear evidence of the continuing impact of the economic crisis.
The S&P 500 Index of large-cap companies in leading industries of the U.S. economy returned 15.9% in the second quarter while the NASDAQ Composite Index, which is heavily weighted with technology companies, was up 20.0% (excluding dividends). For the first six months of 2009, these indexes were up 3.2% and 16.4%, respectively.
Stocks outside the United States had even better performance in the second quarter of 2009 due in part to the weakening U.S. dollar. Emerging markets, led by countries in emerging Europe and Latin America, outperformed all others. The MSCI EAFE Index, which measures the performance of mostly large-cap stocks in Europe, Australasia and the Far East, returned 25.9%, while the MSCI Emerging Markets Index returned 34.8% for the quarter. For the first six months of 2009, these indexes returned 8.4% and 36.2%, respectively.
U.S. Treasury yields continued to rise in the second quarter of 2009 causing the yield curve to steepen further as supply and fears of future inflation continued to grow. The yield on the benchmark 10-year U.S. Treasuries was 3.5% at June 30, 2009, up 82 basis points from March 31, 2009, and 128 basis points from the end of 2008. On the shortest side of the yield curve, the annual yield for one-month treasury bills was .17%.

Returns for other fixed income securities across the globe were positive in the second quarter of 2009. High-yield issues saw significant gains as investors sought securities with higher yields, even with the added credit risk. The Credit Suisse High Yield Index gained 20.2% in the second quarter and 27.2% for the first six months of 2009. Though not as significant, municipal bonds, investment-grade corporate bonds, and emerging markets bonds (in U.S. dollar terms) all saw gains. The Barclays Capital Municipal Bond Index gained 2.1%, while the Barclays Capital U.S. Aggregate Index gained 1.8% and the J.P. Morgan Emerging Markets Index Plus gained 10.0%.
In this unsettled financial environment, investors entrusted net inflows of $8.0 billion to our management during the first half of 2009, including $3.5 billion in the second quarter. Assets under our management totaled $315.6 billion at June 30, 2009, up 17.4% from March 31, 2009 and 14.2% from the beginning of the year. The changes (in billions) in 2009 have occurred as follows.

	Quarter ended	Quarter ended	First half ended
	3/31/2009	6/30/2009	6/30/2009
Assets under management at beginning of period	$276.3	$268.8	$276.3

Net cash inflows
Sponsored mutual funds in the U.S.	1.8	4.1	5.9
Other portfolios	2.7	(.6)	2.1

	4.5	3.5	8.0
Market valuation changes and income	(12.0)	43.3	31.3

Change during the period	(7.5)	46.8	39.3

Assets under management at end of period	$268.8	$315.6	$315.6

Assets under management at June 30, 2009, include $227.8 billion in stock and blended asset investment portfolios and $87.8 billion in fixed income investment portfolios. The investment portfolios that we manage consist of $189.0 billion in the T. Rowe Price mutual funds distributed in the United States and $126.6 billion in other investment portfolios, including separately managed accounts, sub-advised funds, and other sponsored investment portfolios including common trust funds and mutual funds offered to investors outside the U.S. and through variable annuity life insurance plans.
We incur significant expenditures to attract new investment advisory clients and additional investments from our existing clients. These efforts involve costs that generally precede any future revenues that we might recognize from additions to our assets under management.
RESULTS OF OPERATIONS.
Second quarter 2009 versus second quarter 2008.
Investment advisory revenues decreased 27%, or $135.0 million, to $360.3 million in the second quarter of 2009 as average assets under our management decreased $98.6 billion to $301.4 billion. The average annualized fee rate earned on our assets under management was 47.9 basis points during the second quarter of 2009, down from the 49.8 basis points earned in the second quarter of 2008, as lower equity market valuations resulted in a greater percentage of our assets under management being attributable to lower fee fixed income portfolios. The persistence of current market conditions will likely result in lower investment advisory fees in the third quarter of 2009 as compared to the comparable 2008 period.
Net revenues decreased $144.3 million, or nearly 25%, to $442.2 million. Operating expenses fell $39.6 million to $288.3 million in the second quarter of 2009, down 12% from the comparable 2008 quarter. Overall, net operating income for the second quarter of 2009 decreased $104.7 million, or 40.5%, to $153.9 million. Higher market valuations, which increased our assets under management and advisory revenues, and operating expense reductions boosted our operating margin in the second quarter of 2009 to 34.8% from 28.8% in the first quarter of the year. Net income decreased $62.2 million, or 38%, to $100.0 million and diluted earnings per share on our common stock decreased to $.38, down nearly 36% from $.59 in the 2008 quarter. We previously reported diluted earnings per share of $.60 for the 2008 second quarter. This retrospective change in diluted earnings per share is discussed in Note 9 to the accompanying financial statements.
Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States decreased 29%, or $100.7 million, to $248.8 million. Average mutual fund assets in the second quarter of 2009 were $179.6 billion, a decrease of 26% from the average for the comparable 2008 quarter. Mutual fund assets at June 30, 2009 were $189.0 billion, up $30.2 billion from the end of March 2009, and $9.4 billion higher than the second quarter 2009 average.
Net inflows to the mutual funds were $4.1 billion during the second quarter of 2009. Our U.S. stock and blended asset funds had net inflows of $1.9 billion, our bond and money market funds added $1.3 billion, and our international and global stock funds added $.9 billion. The New Asia and New Income funds together attracted net inflows of $.9 billion. Higher market valuations and income increased our mutual fund assets under management by $26.1 billion during the 2009 quarter. During the second quarter of 2009, $1.6 billion of net fund inflows originated in our target-date Retirement Funds, which in turn invest in the other T. Rowe Price funds.
Investment advisory revenues earned on the other investment portfolios that we manage decreased $34.3 million, or 23.5%, to $111.5 million. Average assets in these portfolios were $121.8 billion during the second quarter of 2009, down $35.6 billion or nearly 23% from the 2008 quarter. Higher market valuations and income increased our assets under management in these portfolios by $17.2 billion during the second quarter of 2009. Net outflows were $.6 billion.
Administrative fees decreased $9.6 million to $81.3 million from the second quarter of 2008. The change in these revenues includes a $2.4 million reduction in 12b-1 distribution and service fees recognized on lower assets under management in the Advisor and R classes of our sponsored mutual funds. The balance of the change is attributable to a decrease in the revenues from our servicing activities for the mutual funds and their related investors, which are generally offset by a similar change in the related operating expenses that are incurred to provide these services.

Our largest expense, compensation and related costs, decreased $18.3 million, or more than 8% compared to the second quarter of 2008. This decrease includes a reduction in our annual bonus pool of $15.7 million from the 2008 quarter in response to the unfavorable financial market conditions that have negatively impacted our operating results. At June 30, 2009, we employed 4,875 associates, down 9.5% from the end of 2008 due to year-to-date attrition, retirements and our workforce reduction in April 2009. Our second quarter 2009 costs include $3.6 million of severance and related costs associated with the workforce reduction. Reductions in employee benefits and other employment expenses account for the balance of the change from the 2008 period.
Advertising and promotion expenditures were down 32%, or $6.5 million, compared to the second quarter of 2008. We reduced advertising and promotion expense in response to the change of investor sentiment in this uncertain and volatile market environment. We currently estimate that our advertising and promotion expenditures for the third quarter to be comparable to the 2008 third quarter. We vary our level of spending based on market conditions and investor demand as well as our efforts to expand our investor base in the United States and abroad.
Other operating expenses decreased $15.3 million, or 31% from the comparable 2008 quarter, including a decline of $2.4 million in distribution and service expenses recognized on lower assets under management in our Advisor and R classes of mutual fund shares that are sourced from financial intermediaries. These costs are offset by an equal decrease in our administrative revenues recognized from the 12b-1 fees discussed above. Our cost control efforts resulted in the remaining expense reductions, including lower professional fees, travel and related costs, and other third party services.
Our non-operating investment activity, which includes interest income as well as the recognition of investment gains and losses, was virtually unchanged from the second quarter of 2008. A $3.0 million decrease in income from our money market funds resulting from lower interest rates was offset by greater foreign currency gains earned in the second quarter of 2009.
The second quarter 2009 provision for income taxes as a percentage of pretax income is 38.2%, up slightly from our prior estimate for the full year 2009 of 38.0%. We are presently estimating our effective tax rate for the full year to be 37.9%.
First half 2009 versus first half 2008.
Investment advisory revenues were down 31%, or $298.3 million, to $667.1 million in the first half of 2009 as average assets under our management decreased $106.3 billion to $283.2 billion. The average annualized fee rate earned on our assets under management was 47.5 basis points during the first six months of 2009, down from the 49.8 basis points earned during the comparable 2008 period, as lower equity market valuations resulted in a greater percentage of our assets under management being attributable to lower fee fixed income portfolios.
Net revenues decreased 28%, or $318.9 million, to $826.7 million. Operating expenses fell $94.7 million to $562.2 million in the first six months of 2009, down more than 14% from the comparable 2008 period. Overall, net operating income for the first half of 2009 decreased $224.2 million, or 46%, to $264.5 million. Our operating margin for the first half of 2009 declined to 32.0% from 42.7% in the comparable 2008 period as the impact of lower market valuations, which decreased our assets under management and advisory revenues, was dampened by the savings from our cost reduction efforts. Net income fell 53% or $165.5 million to $148.2 million. Diluted earnings per share on our common stock also decreased to $.57, down more than 50% or $.58 from the first six months of 2008.
Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States decreased nearly 33%, or $222.6 million, to $460.5 million. Year-to-date 2009 average mutual fund assets were $168.5 billion, down 29% from the average for the comparable 2008 period.
Net inflows to the mutual funds were $5.9 billion during the first six months of 2009. The stock and blended asset funds saw net inflows of $4.0 billion, including $1.0 billion to the Equity Index 500 Fund and $.6 billion to the Value Fund. Bond and money funds added $1.9 billion of net inflows, including $.6 billion to each of the High Yield and Short Term Bond funds. During the 2009 period, net fund inflows of $3.4 billion originated in our target-date Retirement Funds, which in turn invest in the other T. Rowe Price funds. Higher market valuations and income increased fund assets under management by $18.7 billion.
Investment advisory revenues earned on the other investment portfolios that we manage decreased $75.7 million, or 27%, to $206.6 million. Average assets in these portfolios were $114.7 billion during the first six months of 2009, down $37.9 billion or nearly 25% from the 2008 period. Other investment portfolio assets increased $14.7 billion during the first half of 2009, including $12.6 billion in market gains and income and $2.1 billion of net inflows, primarily from U.S. and international institutional investors

Administrative fees decreased $21 million to $158.7 million during the first six months of 2009. The change in these revenues includes a $4.8 million reduction of 12b-1 distribution and service fees recognized on lower assets under management in the Advisor and R classes of our sponsored mutual funds. The balance of the change is attributable to a decrease in the costs of our servicing activities for the mutual funds and their related investors.
Our largest expense, compensation and related costs, decreased $50.3 million, or 12% compared to the first six months of 2009. The largest part of this decrease is attributable to a $44.0 million reduction in our interim accrual for annual bonuses. Higher non-cash stock based compensation expense of $4.7 million due primarily to the timing of our 2009 grants, was more than offset by lower employee benefits and other employment expenses.
Advertising and promotion expenditures were down $20.3 million, or 36%, versus the 2008 period. While market conditions will dictate our future spending, we presently expect that our advertising and promotion expenditures for the full year 2009 will be about 25% lower than in 2008.
Occupancy and facility costs together with depreciation expense increased $2.5 million compared to the first half of 2008. We have recently expanded and improved our facilities to accommodate business demands, though these initiatives have been moderated in 2009.
Our non-operating investment activity resulted in a net loss of $28.1 million in the first six months of 2009 versus a net gain of $22.1 million in the comparable 2008 period. This change of $50.2 million is primarily attributable to greater other than temporary impairments recognized on our investments in sponsored mutual funds thus far in 2009. We recognize other than temporary impairments when an investment’s fair value has been below cost for an extended period. The significant declines in fair value that have occurred over the last twelve months are generally attributable to the ongoing adverse market conditions discussed in the Background section above. See also the market risk discussion below in Item 3. The following table details our related mutual fund investment gains and losses (in millions) during the first six months of the year.

	2008	2009	Change
Other than temporary impairments recognized	$(.8)	$(36.1)	$(35.3)
Capital gain distributions received	.9	—	(.9)
Net gain realized on fund dispositions	2.3	1.7	(.6)

Net gain (loss) recognized on fund holdings	$2.4	$(34.4)	$(36.8)

Lower income from our money market holdings due to the significantly lower interest rate environment and losses in our other investments account for the balance of the change.
The first half 2009 provision for income taxes as a percentage of pretax income is 37.3%, primarily reflecting certain adjustments made to our prior years’ tax accruals during the first quarter of the year.
CAPITAL RESOURCES AND LIQUIDITY.
Operating activities during the first half of 2009 provided cash flows of $269.8 million, down $183.4 million from 2008, including a $165.5 million decrease in net income. The increase of $35.3 million in other than temporary impairments of our investments in sponsored mutual funds was more than offset by timing differences of $60.5 million in the cash settlement of our assets and liabilities. Our interim operating cash outflows do not include bonus compensation that is accrued throughout the year before being substantially paid out in December.
Net cash used in investing activities totaled $64.5 million, up $21.3 million from the 2008 period. Net dispositions from our mutual fund holdings were $18.5 million more in the 2009 period. Proceeds from increased deposits at our savings bank subsidiary provided the capital for net investments in debt securities by the bank that were $14.2 million more than in the 2008 period. The first half of 2008 included $15 million of proceeds from the maturity of U.S. Treasury Note holdings, the balance of which matured or were sold prior to the end of 2008.
Net cash used in financing activities was $157.0 million in the six months of 2009, down $356.9 million from the 2008 period. Compared to the first six months of 2008, we expended $310.8 million less to repurchase our common shares in the first half of 2009. In 2008, we changed our policy regarding the timing of dividend payments such that our quarterly dividends are declared and paid in the same quarter. Accordingly, our cash outflows during the first half of 2008 included the payout of dividends for the fourth quarter 2007 and for the first two quarters of 2008. This resulted in our dividends paid in 2009 decreasing $60.4 million from the 2008 period.
Our cash and mutual fund investments at June 30, 2009, were more than $1.2 billion, and we have no debt. Given the availability of these financial resources, we do not maintain an available external source of liquidity. We have lowered our anticipated property and equipment expenditures for the full year 2009 to about $170 million and expect to fund these additions from our cash balances.
NEW ACCOUNTING STANDARDS.
We have considered all newly issued accounting guidance that is applicable to our operations and the preparation of our consolidated statements, including that which we have not yet adopted. We do not believe that any will have a material effect on our financial position or results of operation.

FORWARD-LOOKING INFORMATION.
From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this report, may contain certain forward-looking information, including information or anticipated information relating to: our revenues, net income and earnings per share on common stock; changes in the amount and composition of our assets under management; our expense levels and possible expense savings; our estimated effective income tax rate; and our expectations regarding financial markets and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A, Risk Factors, of our Form 10-K Annual Report for 2008. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.
Our future revenues and results of operations will fluctuate primarily due to changes in the total value and composition of assets under our management. Such changes result from many factors including, among other things: cash inflows and outflows in the T. Rowe Price mutual funds and other managed investment portfolios; fluctuations in global financial markets that result in appreciation or depreciation of the assets under our management; our introduction of new mutual funds and investment portfolios; and changes in retirement savings trends relative to participant-directed investments and defined contribution plans. The ability to attract and retain investors’ assets under our management is dependent on investor sentiment and confidence; the relative investment performance of the Price mutual funds and other managed investment portfolios as compared to competing offerings and market indexes; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; and our level of success in implementing our strategy to expand our business. Our revenues are substantially dependent on fees earned under contracts with the Price funds and could be adversely affected if the independent directors of one or more of the Price funds terminated or significantly altered the terms of the investment management or related administrative services agreements. Non-operating investment income (loss) will also fluctuate primarily due to the size of our investments and changes in their market valuations.
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
Because our sponsored mutual fund holdings are considered available-for-sale securities, we recognize unrealized losses that are considered temporary in other comprehensive income. We review the carrying amount of each investment on a quarterly basis and recognize an impairment charge in non-operating investment income whenever an unrealized loss is considered other than temporary. A mutual fund holding with an impairment that has persisted daily throughout the six months between quarter-ends is generally presumed to have an other than temporary impairment unless there is persuasive evidence, such as an increase in value subsequent to quarter-end, to overcome that presumption. It is possible that we will determine at a future quarter end that continuous unrealized losses in one or more of our mutual fund investments have become other-than-temporary impairments. We could also sell our fund positions during a subsequent period and recognize previously unrealized losses as well as gains. The amount and timing of any subsequent charge will be dependent on our holdings and future market performance.
Reference should be made to the additional information provided in Item 7A of our Form 10-K Annual Report for 2008.
Item 4. Controls and Procedures.
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of June 30, 2009, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the second quarter of 2009, and has concluded that there was no change during the second quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
There has been no material change in the information provided in Item 1A of our Form 10-K Annual Report for 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)	Repurchase activity during the second quarter of 2009 conducted pursuant to the Board of Directors’ June 5, 2008, authorization occurred only during the month of June as follows.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Month	Shares Purchased	per Share	Announced Program	the Program
June	100,000	$39.84	100,000	12,659,110
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

Item 5. Other Information.
On July 24, 2009, we issued a press release reporting our results of operations for the second quarter of 2009. A copy of that press release is furnished herewith as Exhibit 99. The information in this Item 5 and in Exhibit 99 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.
Item 6. Exhibits.
The following exhibits required by Item 601 of Regulation S-K are furnished herewith.

3(i).1	Charter of T. Rowe Price Group, Inc., as Amended by Articles of Amendment dated April 10, 2008. (Incorporated by reference from Form 10-Q Report for the quarterly period ended March 31, 2008; Accession No. 0000950133-08-001597.)

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of February 12, 2009. (Incorporated by reference from Form 8-K Current Report as of February 17, 2009; Accession No. 0000950133-09-000369.)

10.03	Transfer Agency and Service Agreement as of January 1, 2009, between T. Rowe Price Services, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS; Accession No. 0000887147-09-000006.)

10.04	Agreement as of January 1, 2009, between T. Rowe Price Retirement Plan Services, Inc. and certain of the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS; Accession No. 0000887147-09-000006.)

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99	Press release issued July 24, 2009, reporting our results of operations for the second quarter and first half of 2009.

101	The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s unaudited condensed consolidated interim financial statements and notes that are included in this Form 10-Q Report.

101.INS	XBRL Instance Document (File name: trow-20090630.xml)

101.SCH	XBRL Taxonomy Extension Schema Document (File name: trow-20090630.xsd)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (File name: trow-20090630_cal.xml)

101.DEF	XBRL Taxonomy Definition Linkbase Document (File name: trow-20090630_def.xml)

101.LAB	XBRL Taxonomy Label Linkbase Document (File name: trow-20090630_lab.xml)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (File name: trow-20090630_pre.xml)

101.REF	XBRL Taxonomy Reference Linkbase Document (File name: trow-20090630_ref.xml)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 24, 2009.

T. Rowe Price Group, Inc.
by:	/s/ Kenneth V. Moreland
Vice President and Chief Financial Officer