Form 10-Q
period 2009-09-30
PRICE T ROWE GROUP INC
filed 2009-10-23
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
☐ Yes   ☑ No
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, October 21, 2009, is 257,501,999.
The exhibit index is at Item 6 on page 17.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2008	9/30/09
ASSETS
Cash and cash equivalents	$619.1	$739.3
Accounts receivable and accrued revenue	177.3	223.1
Investments in sponsored mutual funds	513.5	666.1
Debt securities held by savings bank subsidiary	166.0	185.7
Other investments	41.9	44.2
Property and equipment	440.1	501.9
Goodwill	665.7	665.7
Other assets	195.8	135.0

Total assets	$2,819.4	$3,161.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$86.8	$78.5
Accrued compensation and related costs	60.7	158.9
Income taxes payable	25.3	19.8
Customer deposits at savings bank subsidiary	157.8	164.1

Total liabilities	330.6	421.3

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, undesignated, $.20 par value — authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value — authorized 750,000,000; issued 256,856,000 shares in 2008 and 257,290,000 in 2009	51.4	51.5
Additional capital in excess of par value	363.7	440.4
Retained earnings	2,086.8	2,152.0
Accumulated other comprehensive income (loss)	(13.1)	95.8

Total stockholders’ equity	2,488.8	2,739.7

Total liabilities and stockholders’ equity	$2,819.4	$3,161.0

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended		Nine months ended
	9/30/2008	9/30/2009	9/30/2008	9/30/2009
Revenues
Investment advisory fees	$465.7	$417.3	$1,431.1	$1,084.4
Administrative fees	88.7	80.0	268.4	238.7
Investment income of savings bank subsidiary	1.5	1.8	4.5	5.2

Total revenues	555.9	499.1	1,704.0	1,328.3
Interest expense on savings bank deposits	1.1	1.0	3.6	3.5

Net revenues	554.8	498.1	1,700.4	1,324.8

Operating expenses
Compensation and related costs	210.9	196.3	636.3	571.4
Advertising and promotion	16.7	13.0	73.4	49.4
Depreciation and amortization of property and equipment	15.3	16.4	45.9	49.7
Occupancy and facility costs	25.7	26.0	75.7	75.8
Other operating expenses	47.4	39.1	141.6	106.7

Total operating expenses	316.0	290.8	972.9	853.0

Net operating income	238.8	207.3	727.5	471.8

Non-operating investment income (loss)	5.7	5.2	27.8	(22.9)

Income before income taxes	244.5	212.5	755.3	448.9
Provision for income taxes	91.7	79.6	288.8	167.8

Net income	$152.8	$132.9	$466.5	$281.1

Earnings per share on common stock
Basic	$.59	$.52	$1.79	$1.10

Diluted	$.56	$.50	$1.71	$1.07

Dividends declared per share	$.24	$.25	$.72	$.75

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine months ended
	9/30/2008	9/30/2009
Cash flows from operating activities
Net income	$466.5	$281.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	45.9	49.7
Stock-based compensation expense	62.6	68.0
Intangible asset amortization	.5	.3
Other than temporary impairments of investments in sponsored mutual funds	2.9	36.1
Other changes in assets and liabilities	158.0	31.4

Net cash provided by operating activities	736.4	466.6

Cash flows from investing activities
Investments in sponsored mutual funds	(9.8)	(74.2)
Dispositions of sponsored mutual funds	37.6	52.6
Investments in debt securities held by savings bank subsidiary	(30.9)	(54.4)
Proceeds from debt securities held by savings bank subsidiary	24.1	41.8
Additions to property and equipment	(96.5)	(103.0)
Other investing activity	19.1	(4.9)

Net cash used in investing activities	(56.4)	(142.1)

Cash flows from financing activities
Repurchases of common stock	(459.5)	(58.9)
Common share issuances under stock-based compensation plans	20.7	20.4
Excess tax benefits from share-based compensation plans	63.7	20.2
Dividends	(250.6)	(192.3)
Change in savings bank subsidiary deposits	13.3	6.3

Net cash used in financing activities	(612.4)	(204.3)

Cash and cash equivalents
Net change during period	67.6	120.2
At beginning of year	785.1	619.1

At end of period	$852.7	$739.3

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

			Additional		Accumulated
	Common		capital in		other	Total
	shares	Common	excess of	Retained	comprehensive	stockholders’
	outstanding	stock	par value	earnings	income (loss)	equity
Balances at December 31, 2008	256,856	$51.4	$363.7	$2,086.8	$(13.1)	$2,488.8
Common stock-based compensation plans activity
Shares issued upon option exercises	2,205	0.4	20.0			20.4
Restricted shares issued	265	.1	(.1)			.0
Shares issued on vesting of restricted stock units	5	.0	.0			.0
Forfeiture of restricted awards	(21)	.0	.0			.0
Net tax benefits			19.8			19.8
Stock-based compensation expense			68.0			68.0
Common shares repurchased	(2,020)	(0.4)	(31.0)	(23.5)		(54.9)
Comprehensive income
Net income				281.1
Net unrealized holding gains (including $45.5 million in the third quarter)					108.9
Total comprehensive income						390.0
Dividends				(192.4)		(192.4)

Balances at September 30, 2009	257,290	$51.5	$440.4	$2,152.0	$95.8	$2,739.7

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
These unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments that are, in the opinion of management, necessary to a fair statement of our results for the interim periods presented. All such adjustments are of a normal recurring nature. We evaluated all subsequent events through the time that we filed these financial statements in our Form 10-Q Report with the Securities and Exchange Commission on October 23, 2009.
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
NOTE 2 — INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.
Accounts receivable from our sponsored mutual funds for advisory fees and advisory-related administrative services aggregate $95.0 million at December 31, 2008, and $119.0 million at September 30, 2009.
Revenues (in millions) from advisory services provided under agreements with our sponsored mutual funds and other investment clients include:

	Three months ended		Nine months ended
	9/30/2008	9/30/2009	9/30/2008	9/30/2009
Sponsored mutual funds in the U.S.
Stock and blended asset	$272.9	$230.6	$852.1	$587.9
Bond and money market	54.0	58.8	157.9	162.0

	326.9	289.4	1,010.0	749.9
Other portfolios	138.8	127.9	421.1	334.5

Total investment advisory fees	$465.7	$417.3	$1,431.1	$1,084.4

The following table summarizes the various investment portfolios and assets under management (in billions) on which we earn advisory fees.

	Average during		Average during
	the third quarter		the first nine months
	2008	2009	2008	2009
Sponsored mutual funds in the U.S.
Stock and blended asset	$177.4	$150.8	$185.4	$130.3
Bond and money market	48.9	53.5	47.9	50.2

	226.3	204.3	233.3	180.5
Other portfolios	149.8	136.9	151.7	122.1

	$376.1	$341.2	$385.0	$302.6

	12/31/2008	9/30/2009
Sponsored mutual funds in the U.S.
Stock and blended asset	$117.9	$162.0
Bond and money market	46.5	56.4

	164.4	218.4
Other portfolios	111.9	147.8

	$276.3	$366.2

While investors that we serve are primarily domiciled in the United States of America, investment advisory clients outside the United States account for 11% of our assets under management at September 30, 2009.
Fees for advisory-related administrative services provided to our sponsored mutual funds during the first nine months of the year were $215.1 million in 2008 and $187.5 million in 2009. Fees for these services during the third quarter were $70.6 million in 2008 and $61.7 million in 2009.

NOTE 3 — INVESTMENTS IN SPONSORED MUTUAL FUNDS.
These investments (in millions) include:

	Aggregate	Unrealized holding		Aggregate
	cost	Gains	Losses	fair value
December 31, 2008
Stock and blended asset funds	$345.7	$6.5	$(37.4)	$314.8
Bond funds	185.3	16.3	(2.9)	198.7

	$531.0	$22.8	$(40.3)	$513.5

September 30, 2009
Stock and blended asset funds	$281.7	$111.6	$—	$393.3
Bond funds	239.0	33.8	—	272.8

	$520.7	$145.4	$—	$666.1

Unrealized holding losses that are temporary at December 31, 2008 were attributable to fund holdings with an aggregate fair value of $195.2 million.
NOTE 4 — DEBT SECURITIES HELD BY AND CUSTOMER DEPOSITS AT SAVINGS BANK SUBSIDIARY.
Our savings bank subsidiary holds investments in marketable debt securities, including mortgage- and other asset-backed securities, which are accounted for as available-for-sale. The following table (in millions) details the components of these investments at September 30, 2009.

		Unrealized
		holding
	Fair Value	gains (losses)
Investments with temporary impairment (40 securities) of
Less than 12 months	$9.5	$(.1)
12 months or more	12.5	(1.2)

Total	22.0	(1.3)
Investments with unrealized holding gains	163.7	4.5

	$185.7	$3.2

Aggregate cost	$182.5

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
The estimated fair value of our customer deposit liability, based on discounting expected cash outflows at maturity dates that range up to five years, using current interest rates offered for deposits with the same dates of maturity, was $167.9 million at September 30, 2009.
NOTE 5 — OTHER INVESTMENTS.
These investments (in millions) at September 30, 2009 include:

Cost method investments	$41.1
Sponsored mutual fund investments held as trading	1.8
Equity method investments	1.3

$44.2

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

These levels are not necessarily an indication of the risk or liquidity associated with the investments. The following table summarizes our investments (in millions) at September 30, 2009, that are recognized in our balance sheet using fair value measurements determined based on the differing levels of inputs.

	Level 1	Level 2
Cash equivalents	$652.2
Investments in sponsored mutual funds
Held as available-for-sale	666.1
Held as trading	1.8
Debt securities held by savings bank subsidiary	—	$185.7

Total	$1,320.1	$185.7

NOTE 7 — STOCK-BASED COMPENSATION.
Stock-based grants.
The following table summarizes the status of and changes in our stock option grants during the first nine months of 2009.

		Weighted-
		average
		exercise
	Options	price
Outstanding at beginning of 2009	39,037,741	$36.52
Semiannual grants	6,197,940	$36.22
Reload grants	437,132	$40.98
New hire grants	7,000	$36.40
Non-employee director grants	4,000	$38.72
Exercised	(3,296,661)	$20.20
Forfeited or expired	(1,044,663)	$44.88

Outstanding at September 30, 2009	41,342,489	$37.61

Exercisable at September 30, 2009	22,095,249	$32.46

The following table summarizes the status of and changes in our nonvested restricted shares and restricted stock units during the first nine months of 2009.

		Restricted	Weighted-average
	Restricted	stock	grant-date
	Shares	units	fair value
Nonvested at beginning of 2009	475,194	233,539	$54.28
Granted to employees and directors	266,600	161,850	$36.56
Vested	(6,275)	(8,975)	$55.11
Forfeited	(20,988)	(19,750)	$49.65

Nonvested at September 30, 2009	714,531	366,664	$47.42

Future stock-based compensation expense.
The following table presents the compensation expense (in millions) to be recognized over the remaining vesting periods of the stock-based awards outstanding at September 30, 2009. Estimated future compensation expense will change to reflect future option grants, including reloads; future awards of unrestricted shares, restricted shares, and restricted stock units; changes in estimated forfeitures; and adjustments for actual forfeitures.

Fourth quarter 2009	20.5
2010	66.1
2011 through 2014	64.1

Total	$150.7

NOTE 8 — INVESTMENT GAINS AND ACCUMULATED OTHER COMPREHENSIVE INCOME.
The following table reconciles our net unrealized holding gains (in millions) for the first nine months of 2009 to that recognized in other comprehensive income.

	Investments	Debt securities
	in sponsored	held by savings
	mutual funds	bank subsidiary	Total
Net unrealized holding gains	$131.0	$5.9	$136.9
Reconciling amounts recognized in non-operating investment income (loss)
Other than temporary impairments	36.1	—	36.1
Net losses (gains) realized on dispositions	(4.2)	.3	(3.9)

Net unrealized holding gains recognized in other comprehensive income	162.9	6.2	169.1
Deferred income taxes	(58.0)	(2.2)	(60.2)

Net unrealized holding gains recognized in other comprehensive income	$104.9	$4.0	$108.9

The components of accumulated other comprehensive income (in millions) at September 30, 2009, are presented below.

Net unrealized holding gains on
Investments in sponsored mutual funds	$145.4
Debt securities held by savings bank subsidiary	3.2

148.6
Deferred income tax liabilities	(52.8)

$95.8

NOTE 9 — EARNINGS PER SHARE.
Effective January 1, 2009, new financial reporting guidance modified our earnings per share calculations to recognize our outstanding restricted stock and stock units, on which we pay non-forfeitable dividends, as if they were a separate class of stock. The following sets forth the calculation of net income available to common stockholders and the weighted average shares (in millions) that are used in calculating both basic and diluted earnings per share on our common stock using the two-class method.

	Three months ended		Nine months ended
	9/30/2008	9/30/2009	9/30/2008	9/30/2009
Net income	$152.8	$132.9	$466.5	$281.1
Less: net income attributable to outstanding restricted stock and stock units	(.4)	(.5)	(1.0)	(1.0)

Net income available to common stockholders	$152.4	$132.4	$465.5	$280.1

Weighted average common shares
Outstanding	258.7	256.1	260.0	255.5

Outstanding assuming dilution	270.6	263.6	272.1	261.3

The application of the new guidance did not change our basic and diluted earnings per share for the interim periods presented in this report; however, diluted earnings per share for the year 2008 is reduced by $0.01 from the $1.82 that we previously reported to $1.81.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:
We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of September 30, 2009, the related condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2008 and 2009, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2008 and 2009, and the related condensed consolidated statement of stockholders’ equity for the nine-month period ended September 30, 2009. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
October 23, 2009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL.
Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our sponsored mutual funds and other managed investment portfolios. Investment advisory clients outside the United States account for 11% of our assets under management at September 30, 2009.
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
We remain debt-free with substantial liquidity and resources that are available to help us ride through the recent market crises while prudently managing the firm for the long-term. Our financial stability allows us to take advantage of attractive growth opportunities, invest in key capabilities including investment professionals and technologies and, most importantly, provide our clients with strong investment management expertise and service both now and in the future.
BACKGROUND.
Although we have not experienced a fundamental change in our business model like many other financial services companies, the severe downturn in global financial markets during 2008 and through much of the first half of 2009 has had a dramatic effect on investor returns and our financial results, including declines in our assets under management and related advisory revenues, the value of our corporate mutual fund investments, and our net income. While we are always vigilant in controlling our expenses, a series of expense reduction measures begun in late 2007 and first realized in our first quarter 2008 results were accelerated with the equity market’s steep decline in the fourth quarter of 2008 and first quarter of 2009. These measures included the April 2009 decision to reduce our workforce by 288 associates, or 5.5%. The short-term cost of our workforce reduction was $3.1 million of lower operating earnings in the second quarter of 2009. In the third quarter, we realized expense savings of $5.8 million as a result of the workforce reduction. After a related decrease in our administrative fee revenues of $1.5 million, which saved the T. Rowe Price family of mutual funds a similar amount of expense, we realized a net savings of $4.3 million in the third quarter. Through year-to-date attrition, retirements and the workforce reduction, our number of associates at September 30, 2009, is 4,762, down 11.6% from the 5,385 employed at the beginning of the year.
Investor sentiment has improved amid signs that the Federal Reserve’s expansive monetary policy, coupled with a variety of fiscal stimulus programs, has succeeded in pulling the economy back onto more stable ground. Equities have staged an impressive rally from their March lows; however, questions remain as to just how strong and stable an economic rebound will likely be. While corporate earnings are improving in many sectors, the Federal Reserve has signaled ”...that economic conditions are likely to warrant exceptionally low levels of the federal funds rate for an extended period.” Since mid-December 2008, the target funds rate has remained in the range of 0% to .25%, the lowest in history. Credit markets have loosened somewhat as businesses are again raising cash to fund operations, refinance debt and strengthen their balance sheets.
For the third quarter of 2009, the S&P 500 Index of large-cap companies in leading industries of the U.S. economy returned 15.6% while the NASDAQ Composite Index, which is heavily weighted with technology companies, was up 15.7% (excluding dividends). For the first nine months of this year, these indexes were up 19.3% and 34.6%, respectively. By early October, both indexes had posted twelve-month highs representing gains of more than 50% from March 2009 lows.
The improving economy and market environment in the United States in the third quarter was mirrored by most equity markets around the world. Emerging markets, led by countries in emerging Europe and Latin America, outperformed all others. The MSCI EAFE Index, which measures the performance of mostly large-cap stocks in Europe, Australasia and the Far East, returned 19.5%, while the MSCI Emerging Markets Index returned 21.0% for the quarter. For the first nine months of 2009, these indexes returned 29.6% and 64.9%, respectively.
Abundant liquidity and healthy demand at government auctions put downward pressure on the U.S. Treasury yield curve, which flattened modestly over the course of the third quarter. The yield on the benchmark 10-year U.S. Treasuries ended the quarter at 3.31%, down 22 basis points from June 30, 2009, but up 106 basis points from the end of 2008. On the shortest end of the yield curve, the annual yield for one-month treasury bills was .06%, down 11 basis points from the end of the second quarter 2009 and 5 basis points from the end of 2008.
Credit spreads have narrowed considerably, moving back to levels that are more normal. The Credit Suisse High Yield Index gained 14.1% in the third quarter, and a record 45.2% over the first nine months of 2009 as investor demand for higher income, even with added credit risk, drove down yields. Emerging markets bonds (in U.S. dollar terms), municipal bonds, and investment-grade corporate bonds all saw gains during the third quarter. The J.P. Morgan Emerging Markets Index Plus gained 10.2%, while the Barclays Capital Municipal Bond Index gained 7.1%, and the Barclays Capital U.S. Aggregate Index gained 3.7%, adding to strong year-to-date returns.

In this financial markets environment, investors entrusted net inflows of $15.4 billion to our management during the first nine months of 2009, including $7.4 billion in the third quarter. Assets under our management totaled $366.2 billion at September 30, 2009, up 16% from June 30, 2009 and 32.5% from the beginning of the year. The changes (in billions) in 2009 have occurred as follows.

				First nine
	Quarter ended	Quarter ended	Quarter ended	months ended
	3/31/2009	6/30/2009	9/30/2009	9/30/2009
Assets under management at beginning of period	$276.3	$268.8	$315.6	$276.3
Net cash inflows
Sponsored mutual funds in the U.S.	1.8	4.1	2.6	8.5
Other portfolios	2.7	(.6)	4.8	6.9

	4.5	3.5	7.4	15.4

Market valuation changes and income	(12.0)	43.3	43.2	74.5

Change during the period	(7.5)	46.8	50.6	89.9

Assets under management at end of period	$268.8	$315.6	$366.2	$366.2

Assets under management at September 30, 2009, include $270.8 billion in stock and blended asset investment portfolios and $95.4 billion in fixed income investment portfolios. The investment portfolios that we manage consist of $218.4 billion in the T. Rowe Price mutual funds distributed in the United States and $147.8 billion in other investment portfolios, including separately managed accounts, sub-advised funds, and other sponsored investment portfolios including common trust funds and mutual funds offered to investors outside the U.S. and through variable annuity life insurance plans.
We incur significant expenditures to attract new investment advisory clients and additional investments from our existing clients. These efforts involve costs that generally precede any future revenues that we might recognize from additions to our assets under management.
RESULTS OF OPERATIONS.
Third quarter 2009 versus third quarter 2008.
Investment advisory revenues decreased 10.4%, or $48.4 million, to $417.3 million in the third quarter of 2009 as average assets under our management decreased $34.9 billion to $341.2 billion. The average annualized fee rate earned on our assets under management was 48.5 basis points during the third quarter of 2009, down from the 49.3 basis points earned in the third quarter of 2008. Lower equity market valuations resulted in an increase in the percentage of our assets under management being attributable to lower fee fixed income portfolios, including money funds for which we reduced advisory fees in order to maintain a yield to investors of not less than 0%.
Net revenues decreased $56.7 million, or 10.2%, to $498.1 million. Operating expenses fell $25.2 million to $290.8 million in the third quarter of 2009, down 8.0% from the comparable 2008 quarter. Overall, net operating income for the third quarter of 2009 fell by $31.5 million, or 13.2%, to $207.3 million. Our third quarter 2009 operating margin of 41.6% is slightly lower than the 43.0% margin in the comparable 2008 quarter. Net income decreased $19.9 million, or 13.0%, to $132.9 million and diluted earnings per share on our common stock is $.50, down 10.7% from $.56 in the comparable 2008 quarter.
Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States decreased 11.5%, or $37.5, to $289.4 million. Average mutual fund assets under management in the third quarter of 2009 were $204.3 billion, a decrease of 9.7% from the average for the 2008 quarter. Mutual fund assets at September 30, 2009 were $218.4 billion, an increase of 15.6% or $29.4 billion from the end of June 2009, and 6.9% or $14.1 billion higher than the third quarter 2009 average.
Net inflows to the mutual funds were $2.6 billion during the third quarter of 2009, including $1.1 billion that originated in our target-date Retirement Funds. Net inflows included $3.5 billion to our bond funds that were offset by $.9 billion of net outflows from our money market funds. Cash flows into our stock funds were neutral after a $.5 billion transfer to our other managed investment portfolios at the end of the quarter. The Short Term Bond, New Income and International Bond funds together added $2.0 billion of net inflows. Higher market valuations and income increased our mutual fund assets under management by $26.8 billion during the third quarter of 2009.
Investment advisory revenues earned on the other investment portfolios that we manage decreased $10.9 million, or 7.9%, to $127.9 million. Average assets in these portfolios were $136.9 billion during the third quarter of 2009, down $12.9 billion or 8.6% from the 2008 quarter. Net inflows of $4.8 billion, including $.5 billion transferred from the mutual funds, into these portfolios during the 2009 quarter were primarily from institutional investors. Higher market valuations and income during the third quarter of 2009 added $16.4 billion.

Administrative fees decreased $8.7 million from the third quarter of 2008 to $80.0 million. This change includes a $7.6 million reduction in our mutual fund servicing revenue and a $1.3 million decrease in 12b-1 distribution and service fees recognized on lower assets under management in the Advisor and R classes of our sponsored mutual funds. Changes in administrative fees are generally offset by a similar change in the related operating expenses that are incurred to distribute Advisor and R class fund shares through third party intermediaries and to provide services to the funds and their investors.
Our largest expense, compensation and related costs, decreased $14.6 million, or 6.9% compared to the third quarter of 2008. This decrease includes a reduction in salaries of $6.2 million as our average headcount is down 9.7% from the 2008 quarter due to attrition, retirements and our workforce reduction in April 2009. At September 30, 2009, we employed 4,762 associates, down 11.6% from the end of 2008. Reductions in employee benefits and other employment expenses account for the balance of the change from the 2008 period.
Advertising and promotion expenditures were down 22.2%, or $3.7 million, compared to the third quarter of 2008. We currently estimate that our advertising and promotion expenditures for the fourth quarter will increase about $12 million from the 2009 third quarter. We vary our level of spending based on market conditions and investor demand as well as our efforts to expand our investor base in the United States and abroad.
Depreciation and amortization of property and equipment increased $1.1 million, or 7.2%, from the comparable 2008 period. This increase is primarily attributable to 2008 capital expenditures for technology equipment and software that were placed in service in late 2008 and early 2009.
Other operating expenses decreased $8.3 million, or 17.5% from the comparable 2008 quarter, including a decline of $1.3 million in distribution and service expenses recognized on lower assets under management in our Advisor and R classes of mutual fund shares that are sourced from financial intermediaries. These costs are offset by an equal decrease in our administrative revenues recognized from the 12b-1 fees discussed above. Our cost control efforts resulted in the remaining expense reductions, including lower professional fees and travel and related costs.
Our non-operating investment income, which includes interest income as well as the recognition of investment gains and losses, decreased $.5 million, or 8.8% from the third quarter of 2008. Lower money market fund yields resulting from significantly lower short-term interest rates caused a $4.5 million decrease in interest income. In addition, the 2008 period included other-than-temporary impairments of $2.1 million on our sponsored mutual fund holdings and $2.0 million of foreign currency exchange rate losses.
The third quarter 2009 provision for income taxes as a percentage of pretax income is 37.5% in order to recognize the year-to-date provision at 37.4%. We presently estimate that our effective tax rate for the full year 2009 will be similar.
Nine months 2009 versus nine months 2008.
Investment advisory revenues were down 24.2%, or $346.7 million, to nearly $1.1 billion in the first nine months of 2009 as average assets under our management of $302.6 billion were $82.4 billion lower than the 2008 period. The average annualized fee rate earned on our assets under management was 47.9 basis points during the first nine months of 2009, down from the 49.7 basis points earned during the comparable 2008 period, as lower equity market valuations resulted in an increase in the percentage of our assets under management being attributable to lower fee fixed income portfolios.
Net revenues decreased 22.1%, or $375.6 million, to more than $1.3 billion. Operating expenses fell $119.9 million to $853.0 million in the first nine months of 2009, down 12.3% from the comparable 2008 period. Overall, net operating income for the first nine months of 2009 decreased $255.7 million, or 35.1%, to $471.8 million. Our operating margin for the first nine months of 2009 declined to 35.6% from 42.8% in the comparable 2008 period as the impact of lower market valuations, which decreased our assets under management and corresponding advisory revenues, was offset only partially by the savings from our cost reduction efforts. Net income fell 39.7% or $185.4 million to $281.1 million. Diluted earnings per share on our common stock also decreased to $1.07, down 37.4% or $.64 from the first nine months of 2008.
Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States decreased $260.1 million, or 25.8%, to $749.9 million from the 2008 period. Year-to-date 2009 average mutual fund assets were $180.5 billion, down 22.6% from the average for the comparable 2008 period. Net inflows to the mutual funds were $8.5 billion during the first nine months of 2009, including $4.5 billion originating in our target-date Retirement Funds. Our bond funds added $6.2 billion of net inflows, including $1.3 billion to the Short Term Bond Fund, $.8 billion to the New Income Fund, and $.7 billion to each of the Emerging Market and International Bond funds. The stock and blended asset funds had net inflows of $4.0 billion after the transfer of $.7 billion to other managed portfolios. The Equity Index 500 Fund, Mid-Cap Growth and Value funds had net inflows totaling $2.3 billion. Our money market funds had net outflows of $1.7 billion. Higher market valuations and income increased fund assets under management by $45.5 billion.
Investment advisory revenues earned on the other investment portfolios that we manage decreased $86.6 million, or 20.6%, to $334.5 million. Average assets in these portfolios were $122.1 billion during the first nine months of 2009, down $29.6 billion or 19.5% from the 2008 period. Other investment portfolio assets increased $35.9 billion during the first nine months of 2009, including $29.0 billion in market gains and income and $6.9 billion of net inflows, primarily from institutional investors. Net inflows include $.7 billion transferred from the mutual funds.

Administrative fees decreased $29.7 million to $238.7 million in the 2009 nine-month period. The change in these revenues includes a $6.1 million reduction in 12b-1 distribution and service fees recognized on lower assets under management in the Advisor and R classes of our sponsored mutual funds. The balance of the decrease is primarily attributable to our cost reductions efforts in the mutual fund servicing activities that we perform for the mutual funds and their investors.
Our largest expense, compensation and related costs, decreased $64.9 million, or 10.2% compared to the first nine months of 2008. The largest part of this decrease is attributable to a $44.5 million reduction in our year-to-date accrual for annual bonuses. Higher non-cash stock based compensation expense of $5.4 million due primarily to the earlier timing of our first of the 2009 semiannual grants in February, was more than offset by lower employee benefits and other employment expenses, including savings from our workforce reduction in April 2009.
Advertising and promotion expenditures were down $24.0 million, or 32.7%, versus the 2008 period due to reduced investor activity in the current market environment.
Other operating expenses decreased $34.9 million, or 24.6% from the comparable 2008 period, including a decline of $6.1 million in distribution and service expenses recognized on lower assets under management in our Advisor and R classes of mutual fund shares. Our cost control efforts resulted in the remaining expense reductions, including lower professional fees and travel and related costs.
Our non-operating investment activity resulted in a net loss of $22.9 million in the first nine months of 2009 versus a net gain of $27.8 million in the comparable 2008 period. This change of $50.7 million is primarily attributable to $36.1 million of other than temporary impairments recognized on our investments in sponsored mutual funds in the first half of 2009 versus $2.9 million in the nine-month 2008 period. We recognized no other than temporary impairments in the third quarter of 2009 and there were no temporary impairments in our mutual fund holdings at September 30, 2009. The following table details our related mutual fund investment gains and losses (in millions) during the first nine months of the year.

	2008	2009	Change
Other than temporary impairments recognized	$(2.9)	$(36.1)	$(33.2)
Capital gain distributions received	.9	—	(.9)
Net gain realized on fund dispositions	5.3	4.2	(1.1)

Net gain (loss) recognized on fund holdings	$3.3	$(31.9)	$(35.2)

Lower income from our money market holdings due to the significantly lower interest rate environment accounts for another $11.6 million of the change.
CAPITAL RESOURCES AND LIQUIDITY.
Operating activities during the first nine months of 2009 provided cash flows of $466.6 million, down $269.8 million from 2008, including a $185.4 million decrease in net income and a $126.6 million decrease in the addback representing timing differences in the cash settlement primarily of our accounts receivable and accrued revenues and accrued compensation and related costs. Our interim operating cash outflows do not include bonus compensation that is accrued throughout the year before being substantially paid out in December. These decreases are offset by a $33.2 million increase in the addback from larger other than temporary impairments of our investments in sponsored mutual funds that were experienced in the first nine months of 2009 versus the same period in 2008.
Net cash used in investing activities totaled $142.1 million, up $85.7 million from the 2008 period. We made net investments of $21.6 million into our mutual fund portfolio in the first nine months of 2009, an increase of $49.4 million from the 2008 period when we had net dispositions of $27.8 million. The first nine months of 2008 also included $25 million of proceeds from the maturity of U.S. Treasury Note holdings, the balance of which matured or were sold prior to the end of 2008.
Net cash used in financing activities was $204.3 million in the first nine months of 2009, down $408.1 million from the 2008 period. Compared to the 2008 nine-month period, we expended $400.6 million less to repurchase our common shares in the first nine months of 2009. The uncertain market environment led us to reduce our share repurchases and preserve our liquid capital during this period. In 2008, we changed our policy regarding the timing of dividend payments such that our quarterly dividends are declared and paid in the same quarter. Accordingly, our cash outflows during the 2008 period included the payout of dividends for the fourth quarter 2007 and for the three quarters of 2008, while dividends for the 2009 period are only for three quarters. This resulted in our dividends paid in 2009 decreasing $58.3 million from the 2008 period. Excess tax benefits from share-based compensation plans decreased $43.5 million as lower valuations and uncertainties reduced the common stock issuances from stock option exercises about 45% from the 2008 period.
Our cash and mutual fund investments at September 30, 2009, were $1.4 billion, and we have no debt. Given the availability of these financial resources, we do not maintain an available external source of liquidity. We have lowered our anticipated property and equipment expenditures for the full year 2009 to about $168 million, of which $103 million has been expended through September 30, 2009. Additional expenditures will be funded from our cash balances.

NEW ACCOUNTING STANDARDS.
We are currently evaluating the impact of Statement of Financial Accounting Standards 167, Amendments to FASB Interpretation No. 46(R) and will implement the provisions of SFAS 167 on January 1, 2010. We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our consolidated statements, including that which we have not yet adopted. We do not believe that any other guidance will have a material effect on our financial position or results of operation.
FORWARD-LOOKING INFORMATION.
From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this report, may contain certain forward-looking information, including information or anticipated information relating to: our revenues, net income and earnings per share on common stock; changes in the amount and composition of our assets under management; our expense levels and possible expense savings; our estimated effective income tax rate; and our expectations regarding financial markets, future transactions and investments, and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A, Risk Factors, of our Form 10-K Annual Report for 2008. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.
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
Because our sponsored mutual fund holdings are considered available-for-sale securities, we recognize unrealized losses that are considered temporary in other comprehensive income. We review the carrying amount of each investment on a quarterly basis and recognize an impairment charge in non-operating investment income whenever an unrealized loss is considered other than temporary. A mutual fund holding with an impairment that has persisted daily throughout the six months between quarter ends is generally presumed to have an other than temporary impairment unless there is persuasive evidence, such as an increase in value subsequent to quarter-end, to overcome that presumption. The amount and timing of any future charge will be dependent on our holdings and future market performance.
Reference should be made to the additional information provided in Item 7A of our Form 10-K Annual Report for 2008.

Item 4. Controls and Procedures.
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of September 30, 2009, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the third quarter of 2009, and has concluded that there was no change during the third quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
There has been no material change in the information provided in Item 1A of our Form 10-K Annual Report for 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)	No repurchase activity occurred during the third quarter of 2009. The remaining number of shares that may be purchased pursuant to the Board of Directors’ June 5, 2008, authorization is 12,659,110.
Item 5. Other Information.
On October 23, 2009, we issued a press release reporting our results of operations for the third quarter and first nine months of 2009. A copy of that press release is furnished herewith as Exhibit 99. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.
Joseph P. Croteau, our principal accounting officer, plans to retire on February 28, 2010. Jessica M. Hiebler, age 34, will succeed him in this role. Ms. Hiebler has been a Vice President of T. Rowe Price Group since 2009 and a Vice President of T. Rowe Price Associates since she joined the firm in 2005. She was formerly a Vice President at Constellation Energy Commodities Group from 2004 — 2005, and, before employment at Constellation in 2002, an audit manager at PricewaterhouseCoopers. Ms. Hiebler is a Certified Public Accountant in the State of Maryland.
We have been engaged in negotiations to acquire a 26% equity interest in UTI Asset Management Company Limited and an affiliate from existing stockholders; however, there can be no assurance that a definitive agreement will be reached. UTI Asset Management is an unlisted company in India with average assets under management of INR 776.3 billion ($15.9 billion) for September 2009.

Item 6. Exhibits.
The following exhibits required by Item 601 of Regulation S-K are furnished herewith.

3(i).1	Charter of T. Rowe Price Group, Inc., as Amended by Articles of Amendment dated April 10, 2008. (Incorporated by reference from Form 10-Q Report for the quarterly period ended March 31, 2008; Accession No. 0000950133-08-001597.)

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of February 12, 2009. (Incorporated by reference from Form 8-K Current Report as of February 17, 2009; Accession No. 0000950133-09-000369.)

10.03	Transfer Agency and Service Agreement as of January 1, 2009, between T. Rowe Price Services, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS; Accession No. 0000887147-09-000006.)

10.04	Agreement as of January 1, 2009, between T. Rowe Price Retirement Plan Services, Inc. and certain of the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS; Accession No. 0000887147-09-000006.)

10.17.1	HM Revenue and Customs Approved Sub-Plan for UK Employees under the 2004 Stock Incentive Plan and form of agreement for stock options issued under this sub-plan.

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99	Press release issued October 23, 2009, reporting our results of operations for the third quarter and first nine months of 2009.

101	The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s unaudited condensed consolidated interim financial statements and notes that are included in this Form 10-Q Report.

101.INS	XBRL Instance Document (File name: trow-20090930.xml)

101.SCH	XBRL Taxonomy Extension Schema Document (File name: trow-20090930.xsd)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (File name: trow-20090930_cal.xml)

101.LAB	XBRL Taxonomy Label Linkbase Document (File name: trow-20090930_lab.xml)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (File name: trow-20090930_pre.xml)

101.DEF	XBRL Taxonomy Definition Linkbase Document (File name: trow-20090930_def.xml)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 23, 2009.

T. Rowe Price Group, Inc.
by:	/s/ Kenneth V. Moreland
Vice President and Chief Financial Officer