Form 10-K
period 2009-12-31
PRICE T ROWE GROUP INC
filed 2010-02-05
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the common equity (all voting) held by non-affiliates (excludes current executive officers and directors) at January 31, 2010, computed using $41.67 per share (the NASDAQ Official Closing Price on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter) was $10.8 billion.
The number of shares outstanding of the registrant’s common stock as of the latest practicable date, January 31, 2010, is 258,993,142.
DOCUMENTS INCORPORATED BY REFERENCE: In Part III, the Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.
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
From time to time, we introduce new funds and other investment portfolios to complement and expand our investment offerings, respond to competitive developments in the financial marketplace, and meet the changing needs of our investment advisory clients. We will open a new mutual fund or investment portfolio if we believe that we have the appropriate investment management expertise and that its objective will be useful for investors over a long period. Conversely, we may also limit new investments into a mutual fund or investment mandate in order to maintain the integrity of the investment strategy and to protect the interests of its existing fund shareholders and investors. At present, the following funds are closed to all new investors.

Fund	Date Closed

Institutional Mid-Cap Equity Growth	December 8, 2003
Institutional Small-Cap Stock	February 20, 2004
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
We also provide certain administrative services as ancillary services to our investment advisory clients. These administrative services are provided by several of our subsidiaries and include mutual fund transfer agent, accounting, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans investing in our sponsored mutual funds; discount brokerage; and trust services. Approximately 90% of our administrative revenues in 2009 were determined based generally on the recovery of our related costs to provide the administrative services. Changes in our administrative revenues and related expenses, therefore, do not significantly affect our net operating income or net income.
Information concerning our revenues, results of operations and total assets, and our investment assets under management during the past three years is contained in our consolidated financial statements and in note 2 thereto, which are both included in Item 8 of this Form 10-K.

2009 DEVELOPMENTS. Total assets under our management ended 2009 at $391.3 billion, a substantial recovery from $276.3 billion at the end of 2008 to a level approaching the historical period-end high of $400.0 billion at December 31, 2007. Retirement accounts and variable annuity investment portfolios account for $249.0 billion of the total. Our year-end assets under management include $290.4 billion in equity and blended asset investment portfolios and $100.9 billion in fixed income investment portfolios. The investment portfolios that we manage consist of $232.7 billion in the T. Rowe Price mutual funds distributed in the United States and $158.6 billion in other investment portfolios, including separately managed accounts for institutional and individual investors, subadvised funds, and other sponsored investment funds offered to investors outside the U.S. and through variable annuity life insurance plans in the U.S. Non-U.S. dollar denominated securities account for about $55 billion of our year-end assets under management.
Six Price funds — Growth Stock, Equity Income, Mid-Cap Growth, Blue Chip Growth, Value, and Capital Appreciation — accounted for 26% of our investment advisory revenues in 2009 and 21% of our assets under management at December 31, 2009.
Our international clients account for nearly 12% of our total assets under management at December 31, 2009, up from nearly 10% at the beginning of the year.
The firm’s long-term investment advisory results relative to our peers remain strong, with 89% of the T. Rowe Price funds across their share classes surpassing their comparable Lipper averages on a total return basis for the five-year period ended December 31, 2009, at least 79% outperforming the average for the three- and 10-year periods, and 73% outperforming for the one-year period. In addition, T. Rowe Price stock, bond and blended asset funds that ended the quarter with an overall rating of four or five stars from Morningstar account for more than 73% of our rated funds’ assets under management.
Our strong relative investment performance and brand awareness contributed significantly to attracting net inflows of $22.7 billion to our management in 2009, including $14.7 billion that originated during the second half of the year as financial markets were recovering. Higher market valuations and income added $92.3 billion in 2009.
While we are always vigilant in controlling our operating expenses, we began a series of cost reduction and avoidance initiatives in late 2007 to get ahead of deteriorating market conditions. These efforts were heightened through the last two years, especially with the equity market’s steep decline in the fourth quarter of 2008 and first quarter of 2009, and included a 5.5% reduction of our workforce in April 2009. Overall, our 2009 operating expenses were $102 million less than in 2008, and $66 million lower than in 2007.
On January 20, 2010, we completed the previously announced acquisition of a 26% equity interest in UTI Asset Management Company and an affiliate from existing stockholders for 6.5 billion Indian rupees or $142.4 million, plus transaction costs of about $3.5 million. UTI Asset Management Company is an unlisted company in India with approximately $17.8 billion in average assets under management in December 2009. We will account for this investment using the equity method of accounting.
See the Background section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report for more information on the 2009 market environment in which we operated.
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
The individual fund charge for each of our four largest funds — Growth Stock, Equity Income, Mid-Cap Growth, and Blue Chip Growth – is a weighted average determined by applying a 15% reduction for net assets in excess of $15 billion to the base individual fund rate. The group charge is derived from a tiered fee schedule. The effective group charge when combined net assets exceed $220 billion is calculated based on a weighted-average fee across pricing tiers of nearly 30.5 basis points for the first $220 billion of net assets plus 28.5 basis points for net assets in excess of $220 billion. To the extent that the combined net assets of the funds increase, the group charge component of a fund’s advisory fee rate, and therefore the advisory fee rate paid by each fund, will decrease. Near zero percent yields on very short-term securities in 2009 significantly reduced the yield on money market funds across the mutual fund industry. As a result, we voluntarily reduced our money market advisory fees during the second half of 2009 in order to maintain yields at or above 0% to fund investors. These fee reductions are continuing presently into 2010.
Our calendar-year 2009 fees determined in the above manner for funds that incurred advisory fees of at least $4 million in 2009 varied from a low of 22 basis points for the U.S. Treasury money fund to a high of 106 basis points for the Emerging Markets Stock, International Discovery, and Latin America funds. Details of each fund’s fee arrangement are available in its prospectus.
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
Several of the Price funds, including the Index and Summit funds, instead have individual advisory fees or single, all-inclusive fees that cover both investment management and operating expenses. Each of the funds in the series of Spectrum Funds and in the series of target-date Retirement Funds invest in a broadly diversified portfolio of other Price funds and have no separate investment advisory fee. However, they indirectly bear the expenses of the funds in which they invest. Mutual funds for institutional investors each have separate advisory fee arrangements.
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
Except as noted above for 12b-1 fees, we bear all advertising and promotion expenses associated with our distribution of the Price funds. These costs are recognized currently, and include advertising and direct mail communications to potential fund shareholders as well as substantial staff and communications capabilities to respond to investor inquiries. Marketing and promotional efforts are focused in the print media, television, and the Internet. In addition, we direct considerable marketing efforts to defined contribution plans that invest in mutual funds. Advertising and promotion expenditures vary over time based on investor interest, market conditions, new investment offerings, and the development and expansion of new marketing initiatives, including enhancements to our website.
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
Fund Assets. At December 31, 2009, assets under our management in the Price funds aggregated $232.7 billion, an increase of 41.5% or $68.3 billion from the beginning of the year. The following table presents the net assets (in billions) of our largest funds (net assets in excess of $.5 billion at December 31) and the year each fund was started. The Spectrum and Retirement series of funds are not presented in the table because their assets are already included in the underlying funds.

	2008	2009
Stock funds:
Balanced (1991)	$2.0	$2.5
Blue Chip Growth (1993)	7.5	10.3
Capital Appreciation (1986)	6.7	9.1
Dividend Growth (1992)	.7	1.0
Emerging Europe & Mediterranean (2000)	.3	.7
Emerging Markets Stock (1995)	2.3	4.7
Equity Income (1985)	13.9	17.2
Equity Index 500 (1990)	7.6	11.3
European Stock (1990)	.6	.7
Global Stock (1995)	.6	.8
Growth & Income (1982)	.8	1.0
Growth Stock (1950)	14.8	20.8
Health Sciences (1995)	1.7	2.2
Institutional Large-Cap Growth (2001)	1.0	1.7
International Discovery (1988)	1.3	2.2
International Growth & Income (1998)	2.0	3.0
International Stock (1980)	3.8	5.9
Latin America (1993)	1.3	3.0
Media & Telecommunications (1993)	.9	1.5
Mid-Cap Growth (1992)	9.8	15.5
Mid-Cap Value (1996)	4.5	7.4
New America Growth (1985)	.5	.9
New Asia (1990)	1.8	4.1
New Era (1969)	3.2	5.1
New Horizons (1960)	4.1	5.6
Overseas Stock (2006)	1.3	2.1
Personal Strategy Balanced (1994)	1.0	1.2
Personal Strategy Growth (1994)	.7	.9
Personal Strategy Income (1994)	.6	.7
Real Estate (1997)	1.6	2.3
Science & Technology (1987)	1.6	2.8
Small-Cap Stock (1992)	3.8	5.1
Small-Cap Value (1988)	4.0	5.6
Total Equity Market Index (1998)	.4	.5
Value (1994)	5.9	8.8
Other funds	3.3	4.5

	117.9	172.7

Bond and money market funds:
Corporate Income (1995)	.3	.5
Emerging Markets Bond (1994)	.5	1.8
GNMA (1985)	1.4	1.5
High Yield (1984)	4.3	6.9
Institutional Floating Rate (2008)	.6	.8
Institutional High Yield (2002)	.6	1.3
International Bond (1986)	2.6	3.9
Maryland Tax-Free Bond (1987)	1.3	1.7
New Income (1973)	6.7	9.6
Prime Reserve (1976)	6.7	5.9
Short-Term Bond (1984)	1.9	4.2
Short-Term Income (2006)	1.2	1.8
Summit Cash Reserves (1993)	6.4	5.6
Summit Municipal Intermediate (1993)	.8	1.2
Tax-Exempt Money (1981)	1.0	.9
Tax-Free High Yield (1985)	1.1	1.7
Tax-Free Income (1976)	1.7	2.3
Tax-Free Short-Intermediate (1983)	.6	1.1
U.S. Treasury Intermediate (1989)	.7	.5
U.S. Treasury Money (1982)	2.2	1.8
Virginia Tax-Free Bond (1991)	.6	.8
Other funds	3.3	4.2

	46.5	60.0

	$164.4	$232.7

Our operating subsidiaries invest in many of the T. Rowe Price funds.
OTHER INVESTMENT PORTFOLIOS. We managed $158.6 billion at December 31, 2009, in other client investment portfolios, up $46.7 billion from the beginning of the year. We provide investment advisory services to these clients through our subsidiaries on a separately managed or subadvised account basis and through sponsored investment portfolios, such as common trust funds, Luxembourg-based mutual funds, and variable annuity life insurance plans. At December 31, these portfolios included the following investment assets:

	2008	2009
U.S. stocks	$62.4	$90.8
International stocks	16.6	26.9
Stable value assets	15.7	15.6
Bonds and money market securities	17.2	25.3

	$111.9	$158.6

Our fees for managing these investment portfolios are computed using the value of assets under our management. In 2009, 49% of these advisory fees were recognized based on daily portfolio valuations. The balance of our managed investment portfolios are generally billed quarterly, with end of billing period values and month-end average values during the billing period accounting for 26% and 21%, respectively, of our 2009 revenues.
We charge fees for investment management to these clients based on, among other things, the specific investment services to be provided. Our standard form of investment advisory agreement for client accounts provides that the agreement may be terminated at any time and that any unearned fees paid in advance will be refunded.
Our largest client account relationship outside the T. Rowe Price funds is with a third-party financial intermediary that accounted for about 3% of our investment advisory revenues in 2009.
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
EMPLOYEES. At December 31, 2009, we employed 4,802 associates, down 10.8% from the end of 2008 due to attrition, retirements, and the 5.5% workforce reduction that we initiated in April 2009. We may add additional temporary and part-time personnel to our staff from time to time to meet periodic and special project demands, primarily for technology and mutual fund administrative services.

SEC FILINGS. We make available free of charge through our Internet web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission. To obtain any of this information, access our web page at http://trow.client.shareholder.com/financials.cfm. We also make our financial statement information from our periodic SEC filings available on our website in the form of XBRL data files that may be used to facilitate computer-assisted investor analysis.
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
RISKS RELATING TO OUR BUSINESS AND THE FINANCIAL SERVICES INDUSTRY.
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
•   General Market Declines. A downturn in stock or bond prices (such as that experienced during the last half of 2008 and first quarter of 2009) would cause the value of assets under our management to decrease, and may also cause investors to withdraw their investments, thereby further decreasing the level of assets under our management.
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
Many of these financial institutions have substantially greater resources than we do and may offer a broader range of financial products across more markets. Some operate in a different regulatory environment than we do which may give them certain competitive advantages in the investment products and portfolio structures that they offer. We compete with other providers of investment advisory services primarily based on the availability and objectives of the investment portfolios offered, investment performance, and the scope and quality of investment advice and other client services. Some institutions have proprietary products and distribution channels that make it more difficult for us to compete with them. We believe that competition within the investment management industry will intensify as a result of consolidation and acquisition activity and because new competitors face few barriers to entry. Most of our investment portfolios are available without sales or redemption fees, which means that investors may be more willing to transfer assets to competing funds.
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
The performance of our money market funds is dependent on the income from the underlying securities exceeding the operating costs of the fund. When interest rates are at the historic lows that presently exist, the operating costs of the funds will become a greater portion of the portfolio’s income and reduce the yield of the funds to very low levels. In 2009 and presently, such an environment has caused us to reduce our advisory fees on money market funds in order to maintain yields at or above 0% to fund investors. Such actions reduce our advisory fee income and net income. Also, bank deposits may become more attractive to investors and money market funds have and could continue to experience redemptions. Client losses decrease our revenues and net income.
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
•   failure to properly perform transfer agent and participant recordkeeping responsibilities, including transaction processing, supervision of staff, tax reporting and record retention; and failure to identify excessive trading in mutual funds by our customers or plan participants;

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
Our operating results are dependent on the level of our expenses, which can vary significantly for many reasons, including:
•   changes in the level of our advertising expenses, including the costs of expanding investment advisory services to investors outside of the United States and further penetrating U.S. distribution channels,
•   variations in the level of total compensation expense due to, among other things, bonuses, stock option grants and other stock-based awards, changes in employee benefit costs due to regulatory or plan design changes, changes in our employee count and mix, competitive factors, and inflation,
•   a future impairment of goodwill that is recognized in our balance sheet,
•   unanticipated material fluctuations in foreign currency exchange rates applicable to the costs of our operations abroad,
•   expenses and capital costs incurred to maintain and enhance our administrative and operating services infrastructure, such as technology assets, depreciation, amortization, and research and development,
•   unanticipated costs incurred to protect investor accounts and client goodwill, and
•   disruptions of third-party services such as communications, power, and mutual fund transfer agent and accounting systems.
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
Armed conflict, terrorist attacks, power failures, and natural disasters could adversely affect our revenues, expenses and net income by:
•   decreasing investment valuations in, and returns on, the investment portfolios that we manage,
•   causing disruptions in national or global economies that decrease investor confidence and make investment products generally less attractive,
•   incapacitating or inflicting losses of lives among our associates,
•   interrupting our business operations,
•   triggering technology delays or failures, and
•   requiring substantial capital expenditures and operating expenses to remediate damage, replace our facilities, and restore our operations.

We have developed various backup systems and contingency plans but we cannot be assured that they will be adequate in all circumstances that could arise or that material interruptions and disruptions will not occur. In addition, we rely to varying degrees on outside vendors for disaster contingency support, and we cannot be assured that these vendors will be able to perform in an adequate and timely manner. If we lose any associates, or if we are unable to respond adequately to such an event in a timely manner, we may be unable to continue our business operations, which could lead to a tarnished reputation and loss of customers that results in a decrease in assets under management, lower revenues and materially reduced net income.
Our investment income and asset levels may be negatively impacted by fluctuations in our investment portfolio.
We currently have a substantial portion of our assets invested in our stock, blended asset and bond mutual funds. All of these investments are subject to investment market risk and our non-operating investment income could be adversely affected by the realization of losses upon the disposition of our investments or the recognition of significant other-than-temporary impairments like those recognized in the fourth quarter of 2008 and first quarter of 2009. In addition, related investment income has fluctuated significantly over the years depending upon the performance of our corporate investments, including the impact of market conditions and interest rates, and the size of our corporate money market and longer-term mutual fund holdings. Fluctuations in other investment income are expected to occur in the future.
The investment performance of our savings bank subsidiary could adversely affect our assets and results of operations.
We have a savings bank subsidiary that accepts time deposits from customers, pays a fixed rate of interest to them, and invests in asset-backed debt securities. Although we generally hold these investments to maturity, which generally correlates to the maturities of our customer deposits, fluctuations in credit risk could result in impairments among the bank’s fixed income investments and, in turn, could result in a mismatch between a lower or negative return on our investment portfolio and the interest paid on our customer deposits. To the extent that this occurs, our assets and results of operations would be adversely affected.
We may elect to pursue growth in the United States and abroad through acquisitions or joint ventures, which exposes us to risks inherent in assimilating new operations, expanding into new jurisdictions, and making non-controlling minority investments in other entities.
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
In January 2010, we completed the acquisition of a 26% investment in UTI Asset Management Company (India) and we may consider non-controlling minority investments in other entities in the future. We may not realize future returns from such investments or any collaborative activities that may develop.
LEGAL AND REGULATORY RISKS.
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
Because of the recent disclosures of trading abuses and fraudulent investment activities, the collapse of the independent investment banking industry in the U.S., and massive government investment in the U.S. banking and financial system, regulators have shown increasing interest in the oversight of the broad financial and investment industry. Federal agencies have adopted some, and proposed other, new regulations designed to strengthen controls and restore investor confidence. More oversight and rules can be expected in the future that could place greater compliance and administrative burdens on us, which likely would increase our expenses without increasing revenues. In addition, new regulations could require the Price funds to reduce the level of certain mutual fund fees paid to us or require us to bear additional expenses, which would affect our operating results. Further, adverse results of regulatory investigations of mutual fund, investment advisory and financial services firms could tarnish the reputation of the financial services industry generally and mutual funds and investment advisers more specifically, causing investors to avoid further fund investments or redeem their account balances. Redemptions would decrease the assets under our management, which would reduce our advisory revenues and net income.
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
TECHNOLOGY RISKS.
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
All of our technology systems are vulnerable to disability or failures due to hacking, viruses, natural disasters, power failures, acts of war or terrorism, and other causes. Some of our software is licensed from and supported by outside vendors upon whom we rely to prevent operating system failure. A suspension or termination of these licenses or the related support, upgrades and maintenance could cause system delays or interruption. If our technology systems were to fail and we were unable to recover in a timely way, we would be unable to fulfill critical business functions, which could lead to a loss of customers and could harm our reputation. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to disciplinary action and to liability to our customers.
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
As part of our normal operations, we maintain and transmit confidential information about our clients as well as proprietary information relating to our business operations. We maintain a system of internal controls designed to provide reasonable assurance that fraudulent activity, including misappropriation of assets, fraudulent financial reporting, and unauthorized access to sensitive or confidential data is either prevented or timely detected. Our systems could be victimized by unauthorized users or corrupted by computer viruses or other malicious software code, or authorized persons could inadvertently or intentionally release confidential or proprietary information. Such disclosure could, among other things:
•   seriously damage our reputation,
•   allow competitors access to our proprietary business information,
•   subject us to liability for a failure to safeguard client data,
•   result in the termination of contracts by our existing customers,

•   subject us to regulatory action, and
•   require significant capital and operating expenditures to investigate and remediate the breach.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our operating and servicing activities are largely conducted at owned facilities in campus settings comprising 294,000 square feet in Colorado Springs, Colorado, and 822,000 square feet on three parcels of land in close proximity in Owings Mills, Maryland. We are presently constructing two buildings, with an additional 336,000 square feet of space at the largest Owings Mills site, that will not be placed into service until 2011. In 2009, we purchased a 72 acre parcel of land in Pasco County, Florida to accommodate potential future development. In 2009, we also purchased a parcel of land in Hagerstown, Maryland and are currently constructing a 60,000 square foot technology support facility that will be placed into service in 2011.
We presently maintain investor centers for walk-in traffic and investor meetings in leased facilities located in the Baltimore; Boca Raton, Florida; Boston (Wellesley, Massachusetts); Chicago (Oak Brook and Northbrook, Illinois); Los Angeles; New York City/New Jersey (Garden City, New York, and Paramus and Short Hills, New Jersey); San Francisco (Walnut Creek, California); Tampa, Florida; and Washington (Washington, D.C. and McLean, Virginia) areas. We also have investor centers in our owned facilities in Colorado Springs and Owings Mills. These investor centers allow us to be available in person to meet with a large number of our individual investors.
Our corporate offices include 425,000 square feet under lease until mid-2017 at 100 East Pratt Street in Baltimore. We lease our other offices, including those in London, our business recovery site in Maryland, and our customer service call center in Tampa.
Information concerning our anticipated capital expenditures in 2010 and our future minimum rental payments under noncancelable operating leases at December 31, 2009, is set forth in the capital resources and liquidity and contractual obligations discussions in Item 7 of this Form 10-K.
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
None during the fourth quarter of 2009.
Item. Executive Officers of the Registrant.
The following information includes the names, ages, and positions of our executive officers. There are no arrangements or understandings pursuant to which any person serves as an officer. The first six individuals are members of our management committee.
James A.C. Kennedy (56), Chief Executive Officer and President since 2007. Mr. Kennedy was previously a Vice President from 1981-2006.
Brian C. Rogers (54), Chairman since 2007 and a Vice President since 1985.
Edward C. Bernard (53), Vice Chairman since 2007 and a Vice President since 1989.
William J. Stromberg (49), a Vice President since 1990.
Christopher D. Alderson (47), a Vice President since 2002.
Michael C. Gitlin (39), a Vice President since 2007. Mr. Gitlin was Head of U.S. Equity Sales for Citigroup Global Markets from 2005 to 2007.
Kenneth V. Moreland (53), Chief Financial Officer and a Vice President since 2004.
Wayne D. O’Melia (57), a Vice President since 1987.
Joseph P. Croteau (55), Treasurer and Principal Accounting Officer since 2000 and a Vice President since 1987. Mr. Croteau will retire on March 1, 2010. Jessica M. Hiebler (34) will succeed him as Principal Accounting Officer and Mr. Moreland will assume the additional position of Treasurer. Ms. Hiebler has been a Vice President of T. Rowe Price Group since 2009 and a Vice President of T. Rowe Price Associates since she joined the firm in 2005. She was formerly a Vice President at Constellation Energy Commodities Group from 2004 – 2005. Ms. Hiebler is a Certified Public Accountant in the State of Maryland.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock ($.20 par value per share) trades on the NASDAQ Global Select Market under the symbol TROW. The high and low trade price information and dividends per share during the past two years were:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2008 – High price	$60.42	$63.70	$70.20	$58.00
Low price	$43.00	$49.95	$46.18	$24.26
Cash dividends declared	$.24	$.24	$.24	$.24

2009 – High price	$37.91	$44.90	$49.15	$55.48
Low price	$20.09	$27.47	$36.67	$43.05
Cash dividends declared	$.25	$.25	$.25	$.25
We presently plan to declare and pay quarterly cash dividends in 2010 that, taken together, will exceed the $1.00 per share declared and paid for 2009. Our annual dividends per share have increased every year since we became a public company in 1986; however, there can be no assurance that we will continue to pay dividends at increasing rates or at all.
Our common stockholders have approved all of our equity compensation plans. These plans provide for the issuance of up to 57,346,800 shares of our common stock at December 31, 2009, including 39,269,159 shares that may be issued upon the exercise of outstanding stock options at a weighted average price of $38.10, and 326,094 shares that may be issued in conjunction with outstanding stock units. Additionally, 17,751,547 shares remain available for future issuances. Under the terms of the 2004 Stock Incentive Plan, the number of shares provided and available for future issuance will increase as we repurchase common stock in the future from the proceeds of stock option exercises.
During 2009, we repurchased 2,270,320 shares of our common stock pursuant to resolutions of our Board of Directors. Repurchase activity during the fourth quarter of 2009 was conducted under the Board of Directors’ authorization of June 5, 2008, as follows:

				Maximum Number of
		Average	Total Number of	Shares that May
		Price	Shares Purchased as	Yet Be Purchased
	Total Number of	Paid per	Part of Publicly	Under the
Month	Shares Purchased	Share	Announced Programs	Programs
October	—	$—	—	12,659,110
November	50,000	$48.25	50,000	12,609,110
December	200,000	$48.88	200,000	12,409,110

Total	250,000	$48.76	250,000

There are approximately 130,500 beneficial stockholder accounts holding our common stock.

Item 6. Selected Financial Data.

	2005	2006	2007	2008	2009
	(in millions, except per-share data)
Net revenues	$1,512	$1,815	$2,228	$2,116	$1,867
Net operating income	$655	$787	$996	$849	$702
Net income	$431	$530	$671	$491	$434

Net cash provided by operating activities	$540	$593	$758	$742	$536

Per-share information
Basic earnings	$1.65	$2.01	$2.53	$1.89	$1.69
Diluted earnings	$1.58	$1.90	$2.40	$1.81	$1.65
Cash dividends declared	$.485	$.59	$.75	$.96	$1.00

Weighted average common shares outstanding	260.5	263.8	264.8	259.3	255.9
Weighted average common shares outstanding assuming dilution	273.2	278.6	279.1	269.9	262.3

	December 31,
	2005	2006	2007	2008	2009
Balance sheet data (in millions)
Total assets	$2,311	$2,765	$3,177	$2,819	$3,210
Stockholders’ equity	$2,036	$2,427	$2,777	$2,489	$2,882

Assets under management (in billions)	$269.5	$334.7	$400.0	$276.3	$391.3
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL.
Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our sponsored mutual funds and other managed investment portfolios. Investment advisory clients outside the United States account for nearly 12% of our assets under management at December 31, 2009.
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
We remain debt-free with substantial liquidity and financial resources that afford us flexibility during periods of market turmoil and the stability to prudently manage the firm for the long-term. Our financial strength allows us to remain focused on our clients during periods of market stress and to take advantage of growth opportunities throughout market cycles. As a result, recent financial market turmoil has not led us to fundamentally change our business model or significantly modify our operations, as has been the case with many other financial services companies.
BACKGROUND.
The severe downturn in global financial markets, especially during the second half of 2008 and early 2009, added significant additional volatility to investor returns and our financial results, including significant changes in our assets under management and related advisory revenues, the value of our corporate mutual fund investments, our operating cash flows, and our net income.
While we are always vigilant in controlling our operating expenses, we began a series of cost reduction and avoidance initiatives in late 2007 to get ahead of deteriorating market conditions. These efforts were heightened through the last two years, especially with the equity market’s steep decline in the fourth quarter of 2008 and first quarter of 2009, and included a 5.5% reduction of our workforce in April 2009. In addition to other cost reductions, we realized a net savings in 2009 from the workforce reduction of $5.2 million as the related second quarter charge was more than offset by expense savings over the balance of the year, net of related administrative fee reductions that benefitted shareholders of the T. Rowe Price mutual funds. Through attrition, retirements and the workforce reduction, our number of associates at the end of 2009 is 4,802, down 10.8% from the 5,385 employed at the beginning of the year.

In the first quarter of 2009, major large-cap indexes plunged to 12-year lows as the economy contracted and unemployment surged. Governments around the world intervened aggressively to provide liquidity to the credit markets, stabilize the banking sector, and stimulate economic activity. From late March through the end of the year, investor sentiment improved and share prices rose as credit market conditions loosened, corporate earnings improved in many sectors, and the U.S. economy showed signs of emerging from recession. As we enter 2010, the question has become how strong global economic growth will be and whether it can be sustained.
In this environment, the S&P 500 Index of large-cap companies in leading industries of the U.S. economy returned 26.5% in 2009 while the NASDAQ Composite Index, which is heavily weighted with technology companies, was up 43.9% (excluding dividends). Returns on stocks in many non-U.S. markets were stronger in 2009, as global economies were improving and weakness in the U.S. dollar enhanced dollar-denominated returns. Emerging markets produced stellar returns, with Brazil, Russia, India, and China among the top-performing equity markets. Developed Asian and European equity markets, in comparison, were less robust, with Japan trailing significantly. The MSCI Emerging Markets Index returned 79.0% versus 32.5% for the MSCI EAFE Index, which measures the performance of mostly large-cap equities in Europe, Australasia, and the Far East.
The U.S. Federal Reserve’s target funds rate remained the lowest in history — in the range of 0% to .25% — throughout 2009 and the abundant liquidity at government auctions put downward pressure on the short side of the U.S. Treasury yield curve. The annual yield on one-month Treasury bills was only .04% at the end of 2009 and money market fund returns had plunged to near 0%. On the longer side, the yield on the benchmark 10-year U.S. Treasuries ended the year at 3.85%, up 160 basis points from the end of 2008.
Credit spreads to riskier debt securities narrowed considerably over the year, moving back to levels that are more normal. Investors that had moved into high-quality government issues are now moving to higher yielding junk bonds and emerging market debt. As a result, the Credit Suisse High Yield Index gained 54.2% in 2009 and the JPMorgan Emerging Markets Bond Index Global (in U.S. dollar terms) returned 28.2%. The Barclays Capital Municipal Bond Index gained 12.9%, and the Barclays Capital U.S. Aggregate Index gained 5.9%, adding to strong returns among debt securities.
In this business environment, investors entrusted net inflows of $22.7 billion to our management in 2009, including $14.7 billion that originated during the second half of the year. Total assets under our management ended 2009 at $391.3 billion, a substantial recovery from $276.3 billion at the end of 2008 to a level approaching the historical period-end high of $400.0 billion at December 31, 2007. Our assets under management (in billions) have changed during the past three years as follows:

	2007	2008	2009
Assets under management at beginning of year	$334.7	$400.0	$276.3

Net cash inflows
Sponsored mutual funds in the U.S.	20.2	3.9	12.5
Other portfolios	13.6	13.2	10.2

	33.8	17.1	22.7
Net market gains (losses) and income	32.4	(140.3)	92.7
Mutual fund distributions not reinvested	(.9)	(.5)	(.4)

Increase (decrease) during year	65.3	(123.7)	115.0

Assets under management at end of year	$400.0	$276.3	$391.3

Over the last three years, our net cash inflows have been sourced most significantly from third-party financial intermediaries and from institutional investors around the world. Our relative investment performance over much of this period and brand awareness contributed significantly to attracting net inflows across each of our four distribution channels.
Assets under management at December 31, 2009, include $290.4 billion in equity and blended asset investment portfolios and $100.9 billion in fixed income investment portfolios. The investment portfolios that we manage consist of $232.7 billion in the T. Rowe Price mutual funds distributed in the United States and $158.6 billion in other investment portfolios, including separately managed accounts, subadvised funds, and other sponsored investment funds offered to investors outside the U.S. and through variable annuity life insurance plans.
We incur significant expenditures to attract new investment advisory clients and additional investments from our existing clients. These efforts may often involve costs that precede any future revenues that we may recognize from increases to our assets under management.
RESULTS OF OPERATIONS.
2009 versus 2008. Investment advisory revenues were down 12%, or $215 million, to more than $1.5 billion in 2009 as average assets under our management of $321.3 billion in 2009 were $36.9 billion lower than in 2008. The average annualized fee rate earned on our assets under management was 48.1 basis points during 2009, down from the 49.2 basis points earned during 2008. Lower equity market valuations resulted in an increase in the percentage of our assets under management being attributable to lower fee fixed income portfolios, including money market funds for which we reduced advisory fees in order to maintain yields at or above 0% to fund investors.
Net revenues decreased 12%, or $249 million, to nearly $1.9 billion. Operating expenses fell 8%, or $102 million, to almost $1.2 billion in 2009. Overall, net operating income in 2009 decreased $147 million, or 17%, to $702 million. Our operating margin declined to 37.6% in 2009 from 40.1% in 2008 as the impact of lower average market valuations over 2009, which decreased our assets under management and corresponding advisory revenues, was offset only partially by the savings from our cost reduction efforts. Our non-operating investment loss decreased nearly $40 million due to the higher other than temporary impairment charges recognized in 2008 on our investments in sponsored mutual funds. Net income fell 12% or $57 million to nearly $434 million. Diluted earnings per share on our common stock also decreased to $1.65, down 9% or $.16 from $1.81 in 2008. The retrospective application in 2009 of new financial reporting guidance that recognizes our outstanding restricted stock and stock units, on which we pay non-forfeitable dividends, as if they were a separate class of stock reduced previously reported 2008 diluted earnings per share on our common stock of $1.82 by $.01 per share. The non-operating charges to recognize other than temporary impairments of our fund investments reduced diluted earnings per share by $.21 in 2008 and $.09 in 2009.
Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States decreased more than $170 million, or 14%, from 2008 to almost $1.1 billion. Average mutual fund assets were $191.8 billion in 2009, down 11% from the average of $216.1 billion during 2008. Net inflows to the mutual funds in 2009 were $12.5 billion, including $6.4 billion that originated from our target-date Retirement Funds. Our bond funds added $10.0 billion of net inflows, including $6.3 billion from four funds — New Income, Short Term Bond, International Bond and Emerging Markets Bond – that each added more than $1 billion during the year. The stock and blended asset funds had net inflows of $4.8 billion after the transfer of $1.3 billion to other investment portfolios under our management. The Equity Index 500 and Mid-Cap Growth funds had total net inflows of $2.5 billion in 2009. Our money market funds had net outflows of $2.3 billion during the year. Higher market valuations and income increased mutual fund assets under management by $55.8 billion in 2009.
Investment advisory revenues earned on the other investment portfolios that we manage decreased $44 million, or 8.5%, to $477.8 million in 2009. Average assets in these portfolios were $129.5 billion during 2009, down $12.6 billion or 9% from 2008. Other investment portfolio assets under management increased $46.7 billion during 2009, including $36.5 billion in market gains and income and $10.2 billion of net inflows, primarily from institutional investors. Net inflows include $1.3 billion transferred from the stock and blended asset mutual funds during 2009.
Administrative fees decreased $35 million, or 10%, to $319 million in 2009. This change includes a $4 million decrease in 12b-1 distribution and service fees recognized on lower average assets under management in the Advisor and R classes of our sponsored mutual funds and a $31 million reduction in our mutual fund servicing revenue, which is primarily attributable to our cost reduction efforts in the mutual fund and retirement plan servicing functions. Changes in administrative fees are generally offset by similar changes in related operating expenses that are incurred to provide services to the funds and their investors.
Our largest expense, compensation and related costs, decreased $42 million, or 5%, from 2008 to $773 million in 2009. The largest part of this decrease is attributable to a $19 million reduction in our annual bonus program. Reductions in the use of outside contractors lowered 2009 costs $14 million with the remainder of the cost savings primarily attributable to the workforce reduction and lower employee benefits and other employment expenses. Average headcount in 2009 was down 5.4% from 2008 due to attrition, retirements and our workforce reduction.
Advertising and promotion expenditures were down $31 million, or 30%, versus 2008 due to our decision to reduce spending in response to lower investor activity in the 2009 market environment. We currently estimate that our advertising and promotion expenditures for 2010 could increase up to 30% from 2009 and that first quarter 2010 spending will be about $26 million. We vary our level of spending based on market conditions and investor demand as well as our efforts to expand our investor base in the United States and abroad.
Depreciation expense and other occupancy and facility costs together increased only $4 million, or 2.5% compared to 2008, as we moderated or delayed our capital spending and facility growth plans.
Other operating expenses decreased $33 million, or 18% from 2008, including a decline of $4 million in distribution and service expenses recognized on lower average assets under management in our Advisor and R classes of mutual fund shares that are sourced from financial intermediaries. Our cost control efforts resulted in the remaining expense reductions, including lower professional fees and travel and related costs.
Our non-operating investment activity resulted in net losses of $12.7 million in 2009 and $52.3 million in 2008. The improvement of nearly $40 million is primarily attributable to a reduction in the other than temporary impairments recognized on our investments in sponsored mutual funds in 2009 versus 2008. The following table details our related mutual fund investment gains and losses (in millions) during the past two years.

	2008	2009	Change
Other than temporary impairments recognized	$(91.3)	$(36.1)	$55.2
Capital gain distributions received	5.6	2.0	(3.6)
Net gain (loss) realized on fund dispositions	(4.5)	7.4	11.9

Net loss recognized on fund holdings	$(90.2)	$(26.7)	$63.5

Lower income of $16 million from our money market holdings due to the significantly lower interest rate environment offset the improvement experienced with our fund investments. There is no impairment of any of our mutual fund investments at December 31, 2009.
The 2009 provision for income taxes as a percentage of pretax income is 37.1%, down from 38.4% in 2008 and .9% lower than our present estimate of 38.0% for the 2010 effective tax rate. Our 2009 provision includes reductions of prior years’ tax provisions and discrete nonrecurring benefits that lowered our 2009 effective tax rate by 1.0%.
2008 versus 2007. Investment advisory revenues decreased 6.3%, or $118 million, to $1.76 billion in 2008 as average assets under our management decreased $16 billion to $358.2 billion. The average annualized fee rate earned on our assets under management was 49.2 basis points in 2008, down from the 50.2 basis points earned in 2007, as lower equity market valuations resulted in a greater percentage of our assets under management being attributable to lower fee fixed income portfolios. Continuing stress on the financial markets and resulting lower equity valuations as 2008 progressed resulted in lower average assets under our management, lower investment advisory fees and lower net income as compared to prior periods.
Net revenues decreased 5%, or $112 million, to $2.12 billion. Operating expenses were $1.27 billion in 2008, up 2.9% or $36 million from 2007. Net operating income for 2008 decreased $147.9 million, or 14.8%, to $848.5 million. Higher operating expenses in 2008 and decreased market valuations during the latter half of 2008, which lowered our assets under management and advisory revenues, resulted in our 2008 operating margin declining to 40.1% from 44.7% in 2007. Non-operating investment losses in 2008 were $52.3 million as compared to investment income of $80.4 million in 2007. Investment losses in 2008 include non-cash charges of $91.3 million for the other than temporary impairment of certain of the firm’s investments in sponsored mutual funds. Net income in 2008 fell 27% or nearly $180 million from 2007. Diluted earnings per share, after the retrospective application of new accounting guidance effective in 2009, decreased to $1.81, down $.59 or 24.6% from $2.40 in 2007. A non-operating charge to recognize other than temporary impairments of our sponsored mutual fund investments reduced diluted earnings per share by $.21 in 2008.
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
Investment advisory revenues earned on the other investment portfolios that we manage decreased $3.6 million to $522.2 million. Average assets in these portfolios were $142.1 billion during 2008, up slightly from $141.4 billion in 2007. These minor changes, each less than 1%, are attributable to the timing of declining equity market valuations and cash flows among our separate account and subadvised portfolios. Net inflows, primarily from institutional investors, were $13.2 billion during 2008, including the $1.3 billion transferred from the Retirement Funds to target-date trusts. Decreases in market valuations, net of income, lowered our assets under management in these portfolios by $55.3 billion during 2008.
Administrative fees, which increased $5.8 million to $353.9 million, are generally offset by related operating expenses that are incurred to provide services to the funds and their investors.
Our largest expense, compensation and related costs, increased $18.4 million or 2.3% from 2007. This increase includes $37.2 million in salaries resulting from an 8.4% increase in our average staff count and an increase of our associates’ base salaries at the beginning of the year. At December 31, 2008, we employed 5,385 associates, up 6.0% from the end of 2007, primarily to add capabilities and support increased volume-related activities and other growth over the past few years. Over the course of 2008, we slowed the growth of our associate base from earlier plans and the prior year. We also reduced our annual bonuses $27.6 million versus the 2007 year in response to unfavorable financial market conditions that negatively impacted our operating results. The balance of the increase is attributable to higher employee benefits and employment-related expenses, including an increase of $5.7 million in stock-based compensation.
After higher spending during the first quarter of 2008 versus 2007, investor sentiment in the uncertain and volatile market environment caused us to reduce advertising and promotion spending, which for the year was down $3.8 million from 2007.
Occupancy and facility costs together with depreciation expense increased $18 million, or 12% compared to 2007. We expanded and renovated our facilities in 2008 to accommodate the growth in our associates to meet business demands.
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

We recognized other than temporary impairments of our investments in sponsored mutual funds because of declines in fair value below cost for an extended period. The significant declines in fair value below cost that occurred in 2008 were generally attributable to adverse market conditions.

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
CAPITAL RESOURCES AND LIQUIDITY.
During 2009, stockholders’ equity increased from $2.5 billion to $2.9 billion. We repurchased nearly 2.3 million common shares for $67 million in 2009. Tangible book value is $2.2 billion at December 31, 2009, and our cash and cash equivalents and our mutual fund investment holdings total $1.4 billion. Given the availability of these financial resources, we do not maintain an available external source of liquidity.
On January 20, 2010, we purchased a 26% equity interest in UTI Asset Management Company and an affiliate for $142.4 million. We funded the acquisition from our cash holdings. In addition to the pending UTI acquisition, we had outstanding commitments to fund other investments totaling $35.4 million at December 31, 2009. We presently anticipate funding 2010 property and equipment expenditures of about $150 million from our cash balances and operating cash inflows.
2009 versus 2008. Operating activities during 2009 provided cash flows of nearly $536 million, down $206 million from 2008, including a $57 million decrease in net income and a $129 million change in the timing differences in the cash settlement of our accounts receivable and accrued revenues and payables and accrued liabilities. In addition, our addback of the non-cash charges for other than temporary impairments of our investments in sponsored mutual funds was $55 million more in 2008 than in 2009.
Net cash used in investing activities totaled $167 million in 2009, up $42 million from 2008. We made net investments of nearly $18 million into our mutual fund portfolio in 2009, an increase of $15 million from 2008. During the past two years, we made several changes, totaling more than $56 million in 2009 and $95 million in 2008, to the composition of our portfolio of mutual fund holdings in light of market conditions experienced during the period. Because of the smaller 2009 increase in savings bank deposits, we increased our investment in debt securities held by the savings bank by only $9 million in 2009 versus $41 million in 2008. As noted below in our discussion of investing activities during 2008 versus 2007, our $70 million U.S. Treasury Notes portfolio was liquidated in 2008 thereby producing inflows of nearly $73 million that did not recur in 2009.
Net cash used in financing activities was $245 million in 2009, down $538 million from 2008. Compared to 2008, we expended $543 million less to repurchase our common shares in 2009. The uncertain market environment led us to reduce our share repurchases and preserve our liquid capital during this past year. Our $.01 per share quarterly dividend increase in 2009 accounts for an additional payout of $10 million in dividends; however, our 2008 change in policy regarding the timing of dividend payments such that our quarterly dividends are declared and paid in the same quarter resulted in five quarterly dividend payments in 2008 versus only four in 2009. This additional payment resulted in our 2009 outflows for dividends decreasing $64 million from 2008. Excess tax benefits from share-based compensation plans decreased $37 million as fewer stock option exercises due to uncertainties and lower market valuations of our common stock reduced our common stock issuances about 25% from 2008.
2008 versus 2007. Operating activities during 2008 provided cash flows of nearly $742 million, down $16 million from 2007. Reconciling items include lower net income of almost $180 million that was offset by timing differences of about $59 million in the cash settlement of our operating receivables and payables. Other than temporary impairments of our sponsored mutual fund investments totaling $91 million, greater depreciation expense on our increased property and equipment of $8 million, and nearly $6 million of additional stock-based compensation account for the remainder of the difference between 2007 and 2008.
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

CONTRACTUAL OBLIGATIONS.
The following table presents a summary of our future obligations (in millions) under the terms of existing operating leases and other contractual cash purchase commitments at December 31, 2009. Other purchase commitments include contractual amounts that will be due for the purchase of goods or services to be used in our operations and may be cancelable at earlier times than those indicated, under certain conditions that may involve termination fees. Because these obligations are generally of a normal recurring nature, we expect that we will fund them from future cash flows from operations. The information presented does not include operating expenses or capital expenditures that will be committed in the normal course of operations in 2010 and future years. The information also excludes the $7 million of unrecognized tax benefits discussed in Note 9 to our consolidated financial statements because it is not possible to estimate the time period in which a payment might be made to the tax authorities.

	Total	2010	2011–12	2013–14	Later
Noncancelable operating leases	$198	$28	$52	$49	$69
Other purchase commitments	169	107	56	5	1

	$367	$135	$108	$54	$70

We also have outstanding commitments to fund additional investments, including the acquisition of 26% of UTI, totaling $178 million at December 31, 2009.
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
We present those significant accounting policies used in the preparation of our consolidated financial statements as an integral part of those statements within this 2009 Annual Report. In the following discussion, we highlight and explain further certain of those policies that are most critical to the preparation and understanding of our financial statements.
Other than temporary impairments of available-for-sale securities. We generally classify our investment holdings in sponsored mutual funds and the debt securities held for investment by our savings bank subsidiary as available-for-sale. At the end of each quarter, we mark the carrying amount of each investment holding to fair value and recognize an unrealized gain or loss as a component of comprehensive income within the statement of stockholders’ equity. We next review each individual security position that has an unrealized loss or impairment to determine if that impairment is other than temporary.
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
An impaired debt security held by our savings bank subsidiary is considered to have an other-than-temporary loss that we will recognize in our statement of income if the impairment is caused by a change in credit quality that affects our ability to recover our amortized cost or if we intend to sell the security or believe that it is more likely than not that we will be required to sell the security before recovering cost. Minor impairments of 5% or less are generally considered temporary.
Goodwill. We internally conduct, manage and report our operations as one investment advisory business. We do not have distinct operating segments or components that separately constitute a business. Accordingly, we attribute goodwill to a single reportable business segment and reporting unit – our investment advisory business.
We evaluate the carrying amount of goodwill in our balance sheet for possible impairment on an annual basis in the third quarter of each year using a fair value approach. Goodwill would be considered impaired whenever our historical carrying amount exceeds the fair value of our investment advisory business. Our annual testing has demonstrated that the fair value of our investment advisory business (our market capitalization) exceeds our carrying amount (our stockholders’ equity) and, therefore, that no impairment exists. Should we reach a different conclusion in the future, additional work would be performed to ascertain the amount of the non-cash impairment charge to be recognized. We must also perform impairment testing at other times if an event or circumstance occurs indicating that it is more likely than not that an impairment has been incurred. The maximum future impairment of goodwill that we could incur is the amount recognized in our balance sheet, $665.7 million.
Stock options. We recognize stock option-based compensation expense in our consolidated statement of income using a fair value based method. Fair value methods use a valuation model for shorter-term, market-traded financial instruments to theoretically value stock option grants even though they are not available for trading and are of longer duration. The Black-Scholes option pricing model that we use includes the input of certain variables that are dependent on future expectations, including the expected lives of our options from grant date to exercise date, the volatility of our underlying common shares in the market over that time period, and the rate of dividends that we will pay during that time. Our estimates of these variables are made for the purpose of using the valuation model to determine an expense for each reporting period and are not subsequently adjusted. Unlike most of our expenses, the resulting charge to earnings using a fair value based method is a non-cash charge that is never measured by, or adjusted based on, a cash outflow.
Provision for income taxes. After compensation and related costs, our provision for income taxes on our earnings is our largest annual expense. We operate in numerous states and countries through our various subsidiaries, and must allocate our income, expenses, and earnings under the various laws and regulations of each of these taxing jurisdictions. Accordingly, our provision for income taxes represents our total estimate of the liability that we have incurred in doing business each year in all of our locations. Annually, we file tax returns that represent our filing positions with each jurisdiction and settle our return liabilities. Each jurisdiction has the right to audit those returns and may take different positions with respect to income and expense allocations and taxable earnings determinations. From time to time, we may also provide for estimated liabilities associated with uncertain tax return filing positions that are subject to, or in the process of, being audited by various tax authorities. Because the determination of our annual provision is subject to judgments and estimates, it is likely that actual results will vary from those recognized in our financial statements. As a result, we recognize additions to, or reductions of, income tax expense during a reporting period that pertain to prior period provisions as our estimated liabilities are revised and actual tax returns and tax audits are settled. We recognize any such prior period adjustment in the discrete quarterly period in which it is determined.
NEWLY ISSUED BUT NOT YET ADOPTED ACCOUNTING GUIDANCE.
Each reporting period we consider all newly issued but not yet adopted accounting and reporting guidance that is applicable to our operations and the preparation of our consolidated statements. We do not believe that any issued guidance that we have not yet adopted will have a material effect on our financial position or results of operations.
FORWARD-LOOKING INFORMATION.
From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this report, may contain certain forward-looking information, including information or anticipated information relating to: our revenues, net income and earnings per share on common stock; changes in the amount and composition of our assets under management; our expense levels and possible expense savings; our estimated effective income tax rate; and our expectations regarding financial markets, future transactions, investments, capital expenditures, and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A, Risk Factors, of this Form 10-K Annual Report. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.
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
Our future results are also dependent upon the level of our expenses, which are subject to fluctuation for the following or other reasons: changes in the level of our advertising expenses in response to market conditions, including our efforts to expand our investment advisory business to investors outside the United States and to further penetrate our distribution channels within the United States; variations in the level of total compensation expense due to, among other things, bonuses, stock option grants, other incentive awards, changes in our employee count and mix, and competitive factors; our success in implementing and realizing any future cost reduction and avoidance efforts; any goodwill impairment that may arise; fluctuation in foreign currency exchange rates applicable to the costs of our international operations; expenses and capital costs, such as technology assets, depreciation, amortization, and research and development, incurred to maintain and enhance our administrative and operating services infrastructure; unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and disruptions of services, including those provided by third parties, such as facilities, communications, power, and the mutual fund transfer agent and accounting systems.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our revenues and net income are based primarily on the value of assets under our management. Accordingly, declines in financial market values like those experienced during the last two years directly and negatively impact our investment advisory revenues, as well as our investment income and net income.
We invest in our sponsored mutual funds, which are market risk sensitive financial instruments, primarily for purposes other than trading. Mutual fund investments have inherent market risk in the form of equity price risk; that is, the potential future loss of value that would result from a decline in the fair values of mutual fund shares. Each fund and its underlying net assets are also subject to market risk, which may arise from changes in equity prices, credit ratings, foreign currency exchange rates, and interest rates.
In conjunction with our signing of the definitive UTI purchase agreements in November 2009, we entered into a series of rolling non-deliverable forward contracts to economically hedge the exchange rate exposure relating to the 6.5 billion Indian rupee acquisition price. Final settlement of these contracts occurred at the closing of the UTI acquisition on January 20, 2010. We have not invested in any other derivative financial or commodity instruments.
The following table (in millions) presents the equity price risk from investments in sponsored mutual funds that are accounted for as available-for-sale securities by assuming a hypothetical decline in the fair values of mutual fund shares. This potential future loss of value, before any income tax benefits, reflects the valuation of mutual fund investments at year end using each fund’s lowest net asset value per share during 2009. In considering this presentation, it is important to note that: not all funds experienced their lowest net asset value per share on the same day; it is likely that the composition of the mutual fund investment portfolio would be changed if adverse market conditions persisted; and we could experience future losses in excess of those presented below.

	Fair value		Potential
	at	% of	lower	% of	Potential
	12/31/2009	Portfolio	Value	Portfolio	loss
Stock and blended asset funds	$404.3	60	$225.9	48	$178.4	44%
Bond funds	273.2	40	244.4	52	28.8	11%

	$677.5	100	$470.3	100	$207.2	31%

The comparable potential loss of value presented in our 2008 annual report was $61.5 million on sponsored mutual fund investments of $513.5 million that included a net unrealized loss of $17.5 million at December 31, 2008. During 2009, we experienced net gains of $150.8 million, including the recognition of $36.1 million of other than temporary impairments in our non-operating investment loss.
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
We also hold other investments of $45.7 million at December 31, 2009, that we are at risk for loss up to our carrying amount should market conditions deteriorate.
We operate in several foreign countries, most prominent among which is Great Britain. We incur operating expenses and have foreign currency-denominated assets and liabilities associated with these operations, though our revenues are predominately realized in U.S. dollars. We do not believe that foreign currency fluctuations materially affect our results of operations.
Item 8. Financial Statements and Supplementary Data.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2008	12/31/2009
ASSETS
Cash and cash equivalents (Notes 1 and 6)	$619.1	$743.3
Accounts receivable and accrued revenue (Note 2)	177.3	246.2
Investments in sponsored mutual funds (Notes 3 and 6)	513.5	677.5
Debt securities held by savings bank subsidiary (Notes 4 and 6)	166.0	182.6
Other investments (Notes 5 and 6)	41.9	45.7
Property and equipment (Note 7)	440.1	512.8
Goodwill	665.7	665.7
Other assets (Notes 8 and 9)	195.8	136.5

Total assets	$2,819.4	$3,210.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses (Note 10)	$86.8	$79.9
Accrued compensation and related costs	60.7	53.3
Income taxes payable (Note 9)	25.3	33.6
Customer deposits at savings bank subsidiary (Note 4)	157.8	161.3

Total liabilities	330.6	328.1

Commitments and contingent liabilities (Notes 5, 7 and 14)

Stockholders’ equity (Notes 10, 11, 13 and 14)
Preferred stock, undesignated, $.20 par value — authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value — authorized 750,000,000; issued 256,856,000 shares in 2008 and 258,534,000 shares in 2009	51.4	51.7
Additional capital in excess of par value	363.7	488.5
Retained earnings	2,086.8	2,240.1
Accumulated other comprehensive income (loss)	(13.1)	101.9

Total stockholders’ equity	2,488.8	2,882.2

	$2,819.4	$3,210.3

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except earnings per share)

	Year ended December 31,
	2007	2008	2009
Revenues
Investment advisory fees (Note 2)	$1,879.1	$1,761.0	$1,546.1
Administrative fees (Note 2)	348.1	353.9	318.8
Investment income of savings bank subsidiary	5.9	6.4	7.0

Total revenues	2,233.1	2,121.3	1,871.9
Interest expense on savings bank deposits	4.8	5.0	4.5

Net revenues	2,228.3	2,116.3	1,867.4

Operating expenses
Compensation and related costs (Notes 7, 11 and 14)	797.2	815.6	773.4
Advertising and promotion	107.9	104.1	73.2
Depreciation and amortization of property and equipment	53.4	61.7	65.2
Occupancy and facility costs (Note 7)	92.1	101.8	102.4
Other operating expenses	181.3	184.6	151.6

Total operating expenses	1,231.9	1,267.8	1,165.8

Net operating income	996.4	848.5	701.6

Non-operating investment income (loss)	80.4	(52.3)	(12.7)

Income before income taxes	1,076.8	796.2	688.9
Provision for income taxes (Note 9)	406.2	305.4	255.3

Net income	$670.6	$490.8	$433.6

Earnings per share on common stock (Note 12)
Basic	$2.53	$1.89	$1.69

Diluted	$2.40	$1.81	$1.65

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2007	2008	2009
Cash flows from operating activities
Net income	$670.6	$490.8	$433.6
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	53.4	61.7	65.2
Stock-based compensation expense	79.8	85.5	89.1
Intangible asset amortization	0.6	0.6	0.5
Other than temporary impairments of investments in sponsored mutual funds	0.3	91.3	36.1
Changes in accounts receivable and accrued revenue	(42.7)	89.4	(69.3)
Changes in payables and accrued liabilities	23.9	(45.6)	(15.6)
Other changes in assets and liabilities	(27.9)	(31.9)	(4.0)

Net cash provided by operating activities	758.0	741.8	535.6

Cash flows from investing activities
Investments in sponsored mutual funds	(190.8)	(97.7)	(74.3)
Dispositions of sponsored mutual funds	15.3	95.1	56.6
Investments in debt securities by savings bank subsidiary	(27.3)	(73.2)	(62.3)
Proceeds from debt securities held by savings bank subsidiary	26.1	31.9	53.0
Other investments made	(23.1)	(9.7)	(7.1)
Proceeds from other investments	0.6	72.6	1.3
Additions to property and equipment	(145.6)	(144.1)	(133.9)
Other investing activity	0.1	0.1	—

Net cash used in investing activities	(344.7)	(125.0)	(166.7)

Cash flows from financing activities
Repurchases of common stock	(312.1)	(614.2)	(71.0)
Common share issuances under stock-based compensation plans	(3.3)	31.7	47.7
Excess tax benefits from stock-based compensation plans	94.9	68.7	32.0
Dividends	(180.3)	(312.5)	(256.9)
Change in savings bank subsidiary deposits	(0.4)	43.5	3.5

Net cash used in financing activities	(401.2)	(782.8)	(244.7)

Cash and cash equivalents
Net change during year	12.1	(166.0)	124.2
At beginning of year	773.0	785.1	619.1

At end of year	$785.1	$619.1	$743.3

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

			Additional		Accumulated
			capital in		other	Total
	Common shares	Common	excess of	Retained	comprehensive	stockholders’
	outstanding	stock	par value	earnings	income (loss)	equity
Balances at December 31, 2006	264,960	$53.0	$247.5	$2,057.1	$69.3	$2,426.9
Common stock-based compensation plans activity
Shares issued upon option exercises	5,508	1.1	(3.4)			(2.3)
Restricted shares issued	281	.0	(.5)			(.5)
Shares issued on vesting of restricted stock units	27	.0	(.5)			(.5)
Forfeiture of restricted awards	(8)	.0	.0			.0
Net tax benefits			96.9			96.9
Stock-based compensation expense			79.8			79.8
Common shares repurchased	(6,163)	(1.2)	(124.0)	(195.5)		(320.7)
Comprehensive income
Net income				670.6
Net unrealized holding gains					25.7
Total comprehensive income						696.3
Dividends				(198.8)		(198.8)

Balances at December 31, 2007	264,605	52.9	295.8	2,333.4	95.0	2,777.1
Common stock-based compensation plans activity
Shares issued upon option exercises	4,895	1.0	31.1			32.1
Restricted shares issued	270	.1	(.3)			(.2)
Shares issued upon vesting of restricted stock units	43	.0	(.2)			(.2)
Forfeiture of restricted awards	(9)	.0	.0			.0
Net tax benefits			70.3			70.3
Stock-based compensation expense			85.5			85.5
Common shares repurchased	(12,948)	(2.6)	(118.5)	(488.5)		(609.6)
Comprehensive income
Net income				490.8
Net unrealized holding losses					(108.1)
Total comprehensive income						382.7
Dividends				(248.9)		(248.9)

Balances at December 31, 2008	256,856	51.4	363.7	2,086.8	(13.1)	2,488.8
Common stock-based compensation plans activity
Shares issued upon option exercises	3,660	.7	48.0			48.7
Restricted shares issued	257	.1	(.7)			(.6)
Shares issued on vesting of restricted stock units	52	.0	(.4)			(.4)
Forfeiture of restricted awards	(21)	.0	.0			.0
Net tax benefits			31.9			31.9
Stock-based compensation expense			89.1			89.1
Common shares repurchased	(2,270)	(.5)	(43.1)	(23.4)		(67.0)
Comprehensive income
Net income				433.6
Net unrealized holding gains					115.0
Total comprehensive income						548.6
Dividends				(256.9)		(256.9)

Balances at December 31, 2009	258,534	$51.7	$488.5	$2,240.1	$101.9	$2,882.2

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
BASIS OF PREPARATION.
These consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States, which require the use of estimates. Actual results may vary from our estimates. We have modified certain prior-year disclosures to be comparative with and conform to the presentation of our 2009 disclosures. We evaluated all subsequent events through the time that we filed these financial statements with the Securities and Exchange Commission on February 5, 2010, as part of our Annual Report on Form 10-K.
Our financial statements include the accounts of all subsidiaries in which we have a majority or controlling interest. All material intercompany accounts and transactions are eliminated in consolidation.
We are not the primary beneficiary, and do not consolidate the accounts, of a high-yield collateralized bond obligation (CBO) that held assets of $21 million at December 31, 2009. This variable interest entity is a non-recourse, limited liability company for which we are the collateral manager and receive related investment advisory fees. We recognized the full impairment of our investment in this CBO in 2002 and do not expect to recognize any future gains or losses from this investment.
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
We classify some investments in sponsored mutual funds made at fund formation as trading because they are expected to be held for only a short period of time.
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
PROPERTY AND EQUIPMENT.
Property and equipment is stated at cost net of accumulated depreciation and amortization computed using the straight-line method. Provisions for depreciation and amortization are based on the following weighted average estimated useful lives: computer and communications software and equipment, 3.5 years; buildings and improvements, 32.6 years; leasehold improvements, 9.2 years; furniture and other equipment, 6.6 years; and leased land, 99 years.
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
REVENUE RECOGNITION.
Fees for investment advisory services, which are based on a percentage of assets under management, and related administrative services that we provide to investment advisory clients, including our sponsored mutual funds, are recognized in the period that our services are provided. Our assets under management are valued in accordance with a valuation and pricing policy that defines the valuation and pricing processes for each major type of investment held in our sponsored mutual funds and other client investment portfolios. Fair values used in our processes are primarily determined from quoted market prices, prices furnished by dealers who make markets in such securities, or from data provided by an independent pricing service that considers yield or price of investments of comparable quality, coupon, maturity, and type, as well as prices quoted by dealers who make markets in such securities. Investments for which market prices are not readily available are not a material portion of our total assets under management.
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
STOCK AWARDS AND OPTIONS.
Our stockholders have approved the 2001 and 2004 Stock Incentive Plans under which we have issued restricted shares and restricted stock units that convert to shares after vesting. These employee awards are fair valued on the grant date using the closing market price of our common stock and generally vest over graded schedules of four to five years.
Under the seven stockholder approved plans (the 1993, 1996, 2001 and 2004 Stock Incentive Plans and the 1995, 1998 and 2007 plans for non-employee directors), we have granted qualified incentive and nonqualified fixed stock options with a maximum term of 10 years to employees and non-employee directors. Vesting of our employee option grants is based solely on the individual continuing to render service and generally occurs over a five- to six-year graded schedule. The exercise price of each option granted is equivalent to the market price of the common stock at the date of grant. We semiannually grant options, restricted shares and restricted stock units to non-employee directors that vest over six months to one year. Vested stock units are issued as dividend equivalents on stock units held by non-employee directors.

In recognizing stock option-based compensation expense, we used the Black-Scholes option-pricing model to estimate the fair value of each option grant, including reloads, as follows:

	Weighted-average
	2007	2008	2009
Grant-date fair value per option awarded, including reload grants	$12.31	$13.51	$10.07

Assumptions used:
Expected life in years	5.4	5.9	6.7
Expected volatility	23%	24%	32%
Dividend yield	1.7%	1.7%	2.4%
Risk-free interest rate	4.3%	3.1%	2.5%
Our expected life assumptions are based on the vesting period for each option grant and our historical experience with respect to the average holding period from vesting to option exercise. The assumptions for expected volatility and dividend yield are based on recent historical experience. Risk-free interest rates are set using grant-date U.S. Treasury yield curves for the same periods as our expected lives.
EARNINGS PER SHARE.
On January 1, 2009, we modified our earnings per share calculations to reflect new financial reporting guidance that recognizes our outstanding restricted stock and stock units, on which we pay non-forfeitable dividends, as if they were a separate class of stock. The retrospective application of the new guidance did not significantly reduce our weighted average common shares outstanding assuming dilution as presented in Note 12 for 2007 and 2008; however, it did reduce our previously reported diluted earnings per share on our common stock for each of the second quarter and full year 2008 by $.01.
COMPREHENSIVE INCOME.
Total comprehensive income is reported in our consolidated statements of stockholders’ equity and includes net income and the change in net unrealized security holding gains (losses), after income taxes (tax benefits).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — CASH EQUIVALENTS.
Cash equivalent investments in our sponsored money market mutual funds aggregate $555.6 million at December 31, 2008, and $676.5 million at December 31, 2009. Dividends earned on these investments totaled $38.0 million in 2007, $17.5 million in 2008, and $1.6 million in 2009.
NOTE 2 — INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.
Accounts receivable from our sponsored mutual funds for advisory fees and advisory-related administrative services aggregate $95.0 million at December 31, 2008, and $130.1 million at December 31, 2009.
Revenues (in millions) from investment advisory services provided under agreements with our sponsored mutual funds and other investment clients include:

	2007	2008	2009
Sponsored mutual funds in the U.S.
Stock and blended asset	$1,168.7	$1,031.4	$843.7
Bond and money market	184.6	207.4	224.6

	1,353.3	1,238.8	1,068.3
Other portfolios	525.8	522.2	477.8

Total investment advisory fees	$1,879.1	$1,761.0	$1,546.1

The following table summarizes the various investment portfolios and assets under management (in billions) on which we earn advisory fees.

	Average during			December 31,
	2007	2008	2009	2008	2009

Sponsored mutual funds in the U.S.
Stock and blended asset	$191.1	$168.6	$139.5	$117.9	$172.7
Bond and money market	41.7	47.5	52.3	46.5	60.0

	232.8	216.1	191.8	164.4	232.7
Other portfolios	141.4	142.1	129.5	111.9	158.6

	$374.2	$358.2	$321.3	$276.3	$391.3

Investors that we serve are primarily domiciled in the United States of America; investment advisory clients outside the United States account for nearly 12% of our assets under management at December 31, 2009.
Fees for advisory-related administrative services provided to our sponsored mutual funds were $273.9 million in 2007, $282.6 million in 2008, and $249.9 million in 2009.
NOTE 3 — INVESTMENTS IN SPONSORED MUTUAL FUNDS.
These investments (in millions) at December 31 include:

				Aggregate
	Aggregate	Unrealized holding		fair
	cost	Gains	Losses	value
2008
Stock and blended asset funds	$345.7	$6.5	$(37.4)	$314.8
Bond funds	185.3	16.3	(2.9)	198.7

	$531.0	$22.8	$(40.3)	$513.5

2009
Stock and blended asset funds	$278.6	$125.7	$—	$404.3
Bond funds	238.9	34.3	—	273.2

	$517.5	$160.0	$—	$677.5

Unrealized holding losses that were attributable to fund holdings with an aggregate fair value of $195.2 million at December 31, 2008, were considered temporary.
Dividends, excluding capital gain distributions, earned on sponsored mutual fund investments totaled $8.3 million in 2007, $10.4 million in 2008, and $9.8 million in 2009.

NOTE 4 — DEBT SECURITIES HELD BY AND CUSTOMER DEPOSITS AT SAVINGS BANK SUBSIDIARY.
Our savings bank subsidiary holds investments in marketable debt securities, including mortgage- and other asset-backed securities, which are accounted for as available-for-sale. The following table (in millions) details the components of these investments at year end.

	2008		2009
		Unrealized		Unrealized
		holding		holding
	Fair	gains	Fair	gains
	value	(losses)	value	(losses)
Investments with temporary impairment (41 securities in 2009) of
Less than 12 months	$40.1	$(2.6)	$14.4	$(.3)
12 months or more	13.8	(1.7)	9.8	( .8)

Total	53.9	(4.3)	24.2	(1.1)
Investments with unrealized holding gains	112.1	1.3	158.4	4.4

Balance at December 31	$166.0	$(3.0)	$182.6	$3.3

Aggregate cost	$169.0		$179.3

The unrealized losses in these investments were generally caused by changes in interest rates and market liquidity, and not by changes in credit quality. We intend to hold these securities to their maturities, which generally correlate to the maturities of our customer deposits, and believe it is more likely than not that we will not be required to sell any of these securities before recovery of their amortized cost. Accordingly, impairment of these investments is considered temporary. The adoption in 2009 of new financial reporting guidance for other-than-temporary impairments of debt securities did not have a material impact on our consolidated financial statements.
The estimated fair value of our customer deposit liability, based on discounting expected cash outflows at maturity dates that range up to five years, using current interest rates offered for deposits with the same dates of maturity, was $162.3 million at December 31, 2008, and $164.9 million at December 31, 2009.
NOTE 5 — OTHER INVESTMENTS.
These investments (in millions) at December 31 include:

	2008	2009
Cost method investments
10% interest in Daiwa SB Investments Ltd. (Japan)	$13.6	$13.6
Other investments	26.5	27.8
Equity method investments	.5	1.6
Sponsored mutual fund investments held as trading	1.3	1.8
INR non-deliverable forward contract	—	.9

Total other investments	$41.9	$45.7

On January 20, 2010, we purchased a 26% equity interest in UTI Asset Management Company and an affiliate from existing stockholders for 6.5 billion Indian rupees (INR) or $142.4 million, plus transaction costs of about $3.5 million. UTI Asset Management Company is an unlisted company in India with approximately $17.8 billion in average assets under management in December 2009. We will account for this investment using the equity method.
In conjunction with our signing of the definitive UTI purchase agreements in November 2009, we entered into a series of rolling non-deliverable forward contracts to economically hedge the foreign currency exchange rate exposure relating to the UTI acquisition price. We recognized non-operating investment income of $.3 million in 2009 and $2.2 million in January 2010 in the valuation and settlement of these contracts.
We had outstanding commitments to fund other investments totaling $35.4 million at December 31, 2009.
NOTE 6 — FAIR VALUE MEASUREMENTS.
We determine the fair value of our investments using three broad levels of inputs as defined by related accounting standards:
Level 1 — quoted prices in active markets for identical securities.
Level 2 — observable inputs other than Level 1 quoted prices including, but not limited to, quoted prices for similar securities, interest rates, prepayment speeds, and credit risk. These inputs are based on market data obtained from independent sources.
Level 3 — unobservable inputs reflecting our own assumptions based on the best information available. We do not value any of our investments using Level 3 inputs.

These levels are not necessarily an indication of the risk or liquidity associated with our investments. The following table summarizes our investments (in millions) that are recognized in our balance sheet at year end using fair value measurements determined based on the differing levels of inputs.

	Level 1	Level 2
2008
Cash equivalents	$555.6
Investments in sponsored mutual funds
Held as available-for-sale	513.5
Held as trading	1.3
Debt securities held by savings bank subsidiary	—	$166.0

Total	$1,070.4	$166.0

2009
Cash equivalents	$676.5
Investments in sponsored mutual funds
Held as available-for-sale	677.5
Held as trading	1.8
Debt securities held by savings bank subsidiary	—	$182.6
INR non-deliverable forward contract	.9	—

Total	$1,356.7	$182.6

NOTE 7 — PROPERTY AND EQUIPMENT.
Property and equipment (in millions) at December 31 consists of:

	2008	2009
Computer and communications software and equipment	$250.6	$267.7
Buildings and improvements	271.8	361.1
Leasehold improvements	77.5	78.7
Furniture and other equipment	109.6	109.2
Land	19.7	36.1
Leased land	2.7	2.7

	731.9	855.5
Less accumulated depreciation and amortization	291.8	342.7

	$440.1	$512.8

Compensation and related costs attributable to the development of computer software for internal use totaling $8.9 million in 2007, $10.9 million in 2008, and $7.5 million in 2009 have been capitalized.
We occupy certain office facilities, and rent computer and other equipment under noncancelable operating leases. Related rental expense was $26.6 million in 2007, $28.2 million in 2008, and $29.1 million in 2009. Future minimum payments under these leases aggregate $27.8 million in 2010, $27.0 million in 2011, $25.2 million in 2012, $24.9 million in 2013, $24.5 million in 2014, and $69.1 million in later years.
NOTE 8 — INTANGIBLE ASSETS.
Other assets include mutual fund customer-relationship intangible assets acquired in 2006. Our unamortized cost was $2.5 million at December 31, 2008, and $2.0 million at December 31, 2009.
NOTE 9 — INCOME TAXES.
The provision for income taxes (in millions) consists of:

	2007	2008	2009
Current income taxes
U.S. federal	$327.7	$265.9	$232.5
Foreign	40.9	33.6	26.5
State and local	53.3	39.3	32.0
Deferred income tax benefits	(15.7)	(33.4)	(35.7)

	$406.2	$305.4	$255.3

Deferred income taxes arise from temporary differences between taxable income for financial statement and income tax return purposes. Deferred tax benefits include $25.7 million in 2007, $23.9 million in 2008, and $22.4 million in 2009 relating to the recognition of stock-based compensation expense. Deferred tax benefits of $31.9 million in 2008 and $12.4 million in 2009 are attributable to other than temporary impairments recognized on our sponsored mutual fund investments. Partially offsetting the deferred tax benefits in 2007 were deferred taxes of

$8.1 million from the reversal of temporary differences related to property and equipment and the use of foreign net operating loss carryforwards. Deferred taxes relating to property and equipment of $17.4 million in 2008 partially offset deferred tax benefits.
The net deferred tax asset recognized in our balance sheet in other assets includes the following (in millions) at December 31.

	2008	2009
Deferred tax liabilities
Related to property and equipment	$(17.1)	$(18.0)
Recognized in other comprehensive income on net unrealized holding gains	—	(61.4)
Other	(3.1)	(3.9)

	(20.2)	(83.3)

Deferred tax assets
Related to stock-based compensation	68.2	90.6
Related to other than temporary impairments of investments in mutual funds	35.9	48.3
Related to accrued compensation	3.0	2.3
Recognized in other comprehensive loss on net unrealized holding losses	7.4	—
Other	4.3	6.4

	118.8	147.6

Net deferred tax asset	$98.6	$64.3

Other assets also include tax refund receivables of $46.2 million at December 31, 2008, and $18.1 million at December 31, 2009.
Cash outflows from operating activities include income taxes paid of $329.6 million in 2007, $289.9 million in 2008, and $221.6 million in 2009.
Additional income tax benefits of $96.9 million in 2007, $69.7 million in 2008, and $33.1 million in 2009 arising from stock-based compensation plans activity reduced the amount of income taxes that would have otherwise been payable.
The following table reconciles the statutory federal income tax rate to the effective income tax rate.

	2007	2008	2009
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes for current year, net of federal income tax benefits	3.0	3.3	3.1
Other items	(.3)	.1	(1.0)

Effective income tax rate	37.7%	38.4%	37.1%

The following table reconciles our unrecognized tax benefits (in millions) during the year:

	2007	2008	2009
Balance at beginning of year	$3.0	$4.8	$6.3
Changes in tax positions related to
Current year	1.5	1.3	1.1
Prior years	.3	.2	(.4)

Balance at year end	$4.8	$6.3	$7.0

If recognized, these tax benefits would affect our effective tax rate; however, we do not expect that unrecognized tax benefits for tax positions taken with respect to 2009 and prior years will significantly change in 2010. Our United States federal tax obligations have been settled through the year 2000. Net interest recoverable recognized in our balance sheets was $3.5 million at December 31, 2008, and $4.5 million at December 31, 2009. Our accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as part of our provision for income taxes. Interest recognized as part of our provision for income taxes was not material.
NOTE 10 — COMMON STOCK.
AUTHORIZED SHARES.
At December 31, 2009, 57,346,800 shares of unissued common stock were authorized for issuance under our stock-based compensation plans. Additionally, 3,360,000 shares are authorized for issuance under a plan whereby substantially all employees may acquire common stock through payroll deductions at prevailing market prices. We believe that our stock-based compensation programs align the interests of our employees and directors with those of our common stockholders.
SHARE REPURCHASES.
The Board of Directors has authorized the future repurchase of up to 12,409,110 common shares as of December 31, 2009.
Accounts payable and accrued expenses includes $4.0 million at December 31, 2008, representing the unsettled liability for common stock repurchases made prior to year end.

DIVIDENDS.
Cash dividends declared per share were $.75 in 2007, $.96 in 2008, and $1.00 in 2009. In March 2008, we began paying our quarterly dividend before quarter end instead of in the following month.
NOTE 11 — STOCK-BASED COMPENSATION.
STOCK OPTIONS.
The following table summarizes the status of and changes in our stock option grants during 2009.

			Weighted-
			average
		Weighted-	remaining
		average	contractual
		exercise	term in
	Options	price	years
Outstanding at beginning of year	39,037,741	$36.52
Semiannual grants	6,197,940	$36.22
Reload grants	479,815	$42.03
New hire grants	7,000	$36.40
Non-employee director grants	8,000	$44.30
Exercised	(5,152,674)	$22.49
Forfeited	(826,900)	$44.45
Expired	(481,763)	$45.64

Outstanding at end of year	39,269,159	$38.10	6.1

Exercisable at end of year	23,407,860	$33.48	4.6

Net income includes a charge for stock option-based compensation expense of $71.8 million in 2007, $71.7 million in 2008, and $72.1 million in 2009, including $8.6 million, $5.6 million, and $4.1 million, respectively, for reload option grants.
The total intrinsic value of options exercised was $300.1 million in 2007, $230.4 million in 2008, and $115.7 million in 2009. At December 31, 2009, the aggregate intrinsic value of in-the-money options outstanding was $619.4 million and of options exercisable was $472.3 million.
STOCK AWARDS.
The following table summarizes the status of and changes in our nonvested restricted shares and restricted stock units during 2009.

			Weighted-
	Restricted	Restricted	average
	shares	stock units	fair value
Nonvested at beginning of year	475,194	233,539	$54.28
Granted to employees and directors	270,500	165,450	$36.79
Vested (value at vest date was $10.0 million)	(136,787)	(68,288)	$53.46
Forfeited	(20,988)	(19,750)	$49.65

Nonvested at end of year	587,919	310,951	$46.19

We recognized compensation expense for restricted shares and restricted stock units of $8.0 million in 2007, $13.8 million in 2008, and $17.0 million in 2009.
At December 31, 2009, non-employee directors hold 15,143 vested stock units that will convert to common shares upon their separation from the board.
FUTURE STOCK-BASED COMPENSATION EXPENSE.
The following table presents the compensation expense (in millions) to be recognized over the remaining vesting periods of the stock-based awards outstanding at December 31, 2009. Estimated future compensation expense will change to reflect future option grants, including reloads; future awards of unrestricted shares, restricted shares, and restricted stock units; changes in estimated forfeitures; and adjustments for actual forfeitures.

First quarter 2010	$18.2
Second quarter 2010	18.1
Third quarter 2010	17.5
Fourth quarter 2010	12.6

Total 2010	66.4
2011 through 2014	64.1

Total	$130.5

NOTE 12 — EARNINGS PER SHARE CALCULATIONS.
The reconciliation (in millions) of our net income to net income allocated to our common stockholders and the weighted average shares (in millions) that are used in calculating the basic and the diluted earnings per share on our common stock follow.

	2007	2008	2009
Net income	$670.6	$490.8	$433.6
Less net income allocated to outstanding restricted stock and stock units	(.8)	(1.1)	(1.5)

Net income allocated to our common stockholders	$669.8	$489.7	$432.1

Weighted average common shares
Outstanding	264.8	259.3	255.9

Outstanding assuming dilution	279.1	269.9	262.3

Weighted average common shares outstanding assuming dilution reflects the potential additional dilution, determined using the treasury stock method, that could occur if outstanding stock options were exercised. There are 19.9 million outstanding stock options with an average exercise price of $48.20 that, when taken together with related unrecognized compensation expense, are out-of-the-money and, therefore, not included in the 2009 weighted average common shares outstanding assuming dilution.
NOTE 13 — INVESTMENT GAINS (LOSSES) AND OTHER COMPREHENSIVE INCOME (LOSS).
The following table reconciles our net unrealized investment holding gains and losses (in millions) to that recognized in other comprehensive income (loss).

		Debt
	Investments	securities
	in	held by
	sponsored	savings
	mutual	bank
	funds	subsidiary	Total
2007
Net unrealized holding gains	$66.0	$1.5	$67.5
Reconciling amounts recognized in non-operating investment income
Capital gain distributions received	(22.1)	—	(22.1)
Other than temporary impairments	.3	—	.3
Net gains realized on dispositions, determined using average cost	(5.5)	—	(5.5)

Net unrealized holding gains recognized in other comprehensive income, before taxes	38.7	1.5	40.2
Deferred income taxes	(14.0)	(.5)	(14.5)

Net unrealized holding gains recognized in other comprehensive income	$24.7	$1.0	$25.7

2008
Net unrealized holding losses	$(254.7)	$(3.0)	$(257.7)
Reconciling amounts recognized in non-operating investment loss
Capital gain distributions received	(5.6)	—	(5.6)
Other than temporary impairments	91.3	—	91.3
Net losses realized on dispositions, determined using average cost	4.5	—	4.5

Net unrealized holding losses recognized in other comprehensive loss, before taxes	(164.5)	(3.0)	(167.5)
Deferred tax benefits	58.4	1.0	59.4

Net unrealized holding losses recognized in other comprehensive loss	$(106.1)	$(2.0)	$(108.1)

2009
Net unrealized holding gains	$150.8	$6.0	$156.8
Reconciling amounts recognized in non-operating investment loss
Capital gain distributions received	(2.0)	—	(2.0)
Other than temporary impairments	36.1	—	36.1
Net losses (gains) realized on dispositions, determined using average cost	(7.4)	.3	(7.1)

Net unrealized holding gains recognized in other comprehensive income, before taxes	177.5	6.3	183.8
Deferred income taxes	(66.6)	(2.2)	(68.8)

Net unrealized holding gains recognized in other comprehensive income	$110.9	$4.1	$115.0

Accumulated other comprehensive income (loss) (in millions) at December 31 includes:

	2008	2009
Net unrealized holding gains (losses) on
Investments in sponsored mutual funds	$(17.5)	$160.0
Debt securities held by savings bank subsidiary	(3.0)	3.3

	(20.5)	163.3
Deferred tax benefits (income taxes)	7.4	(61.4)

	$(13.1)	$101.9

NOTE 14 — OTHER DISCLOSURES.
Our consolidated stockholders’ equity at December 31, 2009, includes about $75 million that is restricted as to use by various regulations and agreements arising in the ordinary course of our business.
From time to time, various claims against us arise in the ordinary course of business, including employment-related claims. In the opinion of management, after consultation with counsel, the likelihood that an adverse determination in one or more pending claims would have a material adverse effect on our financial position or results of operations is remote.
Compensation expense recognized for our defined contribution retirement plans was $44.1 million in 2007, $43.6 million in 2008, and $41.2 million in 2009.
NOTE 15 — SUPPLEMENTARY QUARTERLY FINANCIAL DATA (Unaudited).

			Basic	Diluted
			earnings	earnings
			per	per
			share on	share on
	Net	Net	common	common
	revenues	income	stock	stock
	(in millions)
2008
1st quarter	$559.1	$151.5	$.58	$.55
2nd quarter	$586.5	$162.2	$.62	$.59
3rd quarter	$554.8	$152.8	$.59	$.56
4th quarter	$415.9	$24.3	$.09	$.09

2009
1st quarter	$384.5	$48.2	$.19	$.19
2nd quarter	$442.2	$100.0	$.39	$.38
3rd quarter	$498.1	$132.9	$.52	$.50
4th quarter	$542.6	$152.5	$.59	$.57
The sums of quarterly earnings per share do not equal annual earnings per share because the computations are done independently.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:
We have audited the accompanying consolidated balance sheets of T. Rowe Price Group, Inc. and subsidiaries (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 5, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Baltimore, Maryland
February 5, 2010

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of December 31, 2009, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including our Form 10-K annual report, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the fourth quarter of 2009, and has concluded that there was no change during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2009, in relation to criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, we believe that the company’s internal control over financial reporting was effective as of December 31, 2009.
KPMG LLP, an independent registered public accounting firm, has audited our financial statements that are included in this annual report and expressed an unqualified opinion thereon. KPMG has also expressed an unqualified opinion on the effective operation of our internal control over financial reporting as of December 31, 2009.
February 5, 2010
/s/ James A.C. Kennedy
Chief Executive Officer and President
/s/ Kenneth V. Moreland
Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:
We have audited T. Rowe Price Group, Inc. and subsidiaries’ (“the Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, T. Rowe Price Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 5, 2010, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Baltimore, Maryland
February 5, 2010

Item 9B.	Other Information.
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information required by this item as to the identification of our executive officers is furnished in a separate item at the end of Part I of this Report. Other information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2010 Annual Meeting of our stockholders.
Item 11. Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Item 14. Principal Accountant Fees and Services.
Information required by these items is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2010 Annual Meeting of our stockholders.
PART IV

Item 15.	Exhibits, Financial Statement Schedules.
The following documents are filed as part of this report.

(1)	Financial Statements: See Item 8 of Part II of this report.

(2)	Financial Statement Schedules: None.

(3)	The following exhibits required by Item 601 of Regulation S-K are filed herewith, except for Exhibit 32 that is furnished herewith. Management contracts and compensatory plans and arrangements are filed as Exhibits 10.06 through 10.18.

	3(i)	Charter of T. Rowe Price Group, Inc., as Amended by Articles of Amendment dated April 10, 2008. (Incorporated by reference from Form 10-Q Report for the quarterly period ended March 31, 2008; Accession No. 0000950133-08-001597.)

	3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of February 12, 2009. (Incorporated by reference from Form 8-K Current Report as of February 17, 2009; Accession No. 0000950133-09-000369.)

	10.01.1	Representative Investment Management Agreement with most of the T. Rowe Price mutual funds. (Incorporated by reference from Form 485BPOS; Accession No. 0000216907-05-000006.)

	10.01.2	Amendment to representative Investment Management Agreement with most of the T. Rowe Price mutual funds. (Incorporated by reference from Form 485BPOS; Accession No. 0001267862-05-000006.)

	10.02	Representative Underwriting Agreement between a T. Rowe Price mutual fund and T. Rowe Price Investment Services, Inc. (Incorporated by reference from Form N-1A/A; Accession No. 0001368135-06-000014.)

	10.03	Transfer Agency and Service Agreement as of January 1, 2009, between T. Rowe Price Services, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS; Accession No. 0000887147-09-000006.)

	10.04	Agreement as of January 1, 2009, between T. Rowe Price Retirement Plan Services, Inc. and certain of the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS; Accession No. 0000887147-09-000006.)

	10.05	Second Amended, Restated and Consolidated Lease Agreement dated November 9, 2004, between East Pratt Street Associates Limited Partnership and T. Rowe Price Associates, Inc. (Incorporated by reference from Form 10-K for 2004; Accession No. 0000950133-05-000815.)

	10.06	1995 Director Stock Option Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0000933259-95-000009.)

	10.07	1998 Director Stock Option Plan, as Amended and Restated effective December 16, 2004, including forms of option agreements. (Incorporated by reference from Form 10-K for 2004; Accession No. 0000950133-05-000815.)

10.08	Amended and Restated 2007 Non-Employee Director Equity Plan as of February 12, 2009, including statements of additional terms and conditions for awards granted after that date. (Incorporated by reference from Form 10-Q for the quarterly period ended March 31, 2009; Accession No. 0000950133-09-001209.)

10.09	Schedule of Non-Employee Director Compensation, as amended April 12, 2007. (Incorporated by reference from Form 10-Q for the quarterly period ended March 31, 2007; Accession No. 0000950133-07-001865.)

10.10	T. Rowe Price Group, Inc. Outside Directors Deferred Compensation Plan. (Incorporated by reference from Form 10-K for 2004; Accession No. 0000950133-05-000815.)

10.11	1993 Stock Incentive Plan. (Incorporated by reference from Form S-8 Registration Statement [File No. 33-72568].)

10.12	1996 Stock Incentive Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0001006199-96-000031.)

10.13.1	2001 Stock Incentive Plan. (Incorporated by reference from Form DEF 14A; Accession No. 0001113169-01-000002.)

10.13.2	First Amendment to 2001 Stock Incentive Plan dated April 8, 2004. (Incorporated by reference from Form DEF 14A; Accession No. 0001113169-04-000023.)

10.13.3	Second Amendment to 2001 Stock Incentive Plan dated December 12, 2008. (Incorporated by reference from Form 10-Q for the quarterly period ended March 31, 2009; Accession No. 0000950133-09-001209.)

10.14.1	2004 Stock Incentive Plan. (Incorporated by reference from Form 10-K for 2007; Accession No. 0000950133-08-000389.)

10.14.2	HM Revenue and Customs Approved Sub-Plan for UK Employees under the 2004 Stock Incentive Plan and form of agreement for stock options issued under this sub-plan. (Incorporated by reference from Form 10-Q for the quarterly period ended September 30, 2009; Accession No. 0000950123-09-052559.)

10.14.3	First Amendment to 2004 Stock Incentive Plan dated December 12, 2008. (Incorporated by reference from Form 10-Q for the quarterly period ended March 31, 2009; Accession No. 0000950133-09-001209.)

10.15	Forms of agreements available for stock-based awards issued under the 2001 and 2004 Stock Incentive Plans. (Incorporated by reference from Form 10-K for 2007; Accession No. 0000950133-08-000389.)

10.16	Annual Incentive Compensation Pool. (Incorporated by reference from Form DEF 14A; Accession No. 0001113169-03-000001.)

10.17	Consulting Agreement dated January 31, 2006, with James S. Riepe. (Incorporated by reference from Form 8-K Current Report as of January 31, 2006; Accession No. 0000950133-06-000434.)

10.18	Consulting Agreement dated January 23, 2007, with George A. Roche. (Incorporated by reference from Form 8-K Current Report as of January 23, 2007; Accession No. 0000950133-07-000205.)

14	Code of Ethics for Principal Executive Officer and Senior Financial Officers of T. Rowe Price Group, Inc. under the Sarbanes-Oxley Act of 2002. (Incorporated by reference from Form 10-K for 2007; Accession No. 0000950133-08-000389.)

21	Subsidiaries of T. Rowe Price Group, Inc.

23	Consent of Independent Registered Public Accounting Firm, KPMG LLP.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

101	The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s consolidated financial statements and notes that are included in this Form 10-K Report.

	101. INS	XBRL Instance Document (File name: trow-20091231.xml)

	101. SCH	XBRL Taxonomy Extension Schema Document (File name: trow-20091231.xsd)

	101. CAL	XBRL Taxonomy Calculation Linkbase Document (File name: trow-20091231_cal.xml)

	101. LAB	XBRL Taxonomy Label Linkbase Document (File name: trow-20091231_lab.xml)

	101. PRE	XBRL Taxonomy Presentation Linkbase Document (File name: trow-20091231_pre.xml)

	101. DEF	XBRL Taxonomy Definition Linkbase Document (File name: trow-20091231_def.xml)

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 5, 2010.
T. Rowe Price Group, Inc.
By: /s/ James A.C. Kennedy, Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 5, 2010.
/s/ Brian C. Rogers, Chairman of the Board of Directors
/s/ Edward C. Bernard, Vice Chairman of the Board of Directors
/s/ James A.C. Kennedy, Chief Executive Officer and President, Director
/s/ James T. Brady, Director
/s/ J. Alfred Broaddus, Jr., Director
/s/ Donald B. Hebb, Jr., Director
/s/ Alfred Sommer, Director
/s/ Dwight S. Taylor, Director
/s/ Anne Marie Whittemore, Director
/s/ Kenneth V. Moreland, Vice President and Chief Financial Officer
/s/ Joseph P. Croteau, Vice President and Treasurer
     (Principal Accounting Officer)