Form 10-Q
period 2010-03-31
PRICE T ROWE GROUP INC
filed 2010-04-23
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
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
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, April 21, 2010, is 259,561,112.
The exhibit index is at Item 6 on page 15.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2009	3/31/2010
ASSETS
Cash and cash equivalents	$743.3	$764.1
Accounts receivable and accrued revenue	246.2	259.0
Investments in sponsored mutual funds	677.5	702.9
Debt securities held by savings bank subsidiary	182.6	181.4
Other investments	45.7	191.5
Property and equipment	512.8	518.9
Goodwill	665.7	665.7
Other assets	136.5	108.9

Total assets	$3,210.3	$3,392.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$79.9	$77.8
Accrued compensation and related costs	53.3	82.9
Income taxes payable	33.6	64.6
Customer deposits at savings bank subsidiary	161.3	160.2

Total liabilities	328.1	385.5

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, undesignated, $.20 par value — authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value — authorized 750,000,000; issued 258,534,000 shares in 2009 and 259,423,000 in 2010	51.7	51.9
Additional capital in excess of par value	488.5	518.4
Retained earnings	2,240.1	2,323.1
Accumulated other comprehensive income	101.9	113.5

Total stockholders’ equity	2,882.2	3,006.9

Total liabilities and stockholders’ equity	$3,210.3	$3,392.4

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended
	3/31/2009	3/31/2010
Revenues
Investment advisory fees	$306.8	$471.8
Administrative fees	77.4	83.6
Investment income of savings bank subsidiary	1.5	1.7

Total revenues	385.7	557.1
Interest expense on savings bank deposits	1.2	0.9

Net revenues	384.5	556.2

Operating expenses
Compensation and related costs	175.4	207.7
Advertising and promotion	22.7	23.5
Depreciation and amortization of property and equipment	16.7	15.4
Occupancy and facility costs	25.4	25.7
Other operating expenses	33.7	45.2

Total operating expenses	273.9	317.5

Net operating income	110.6	238.7

Non-operating investment income (loss)	(36.0)	5.3

Income before income taxes	74.6	244.0
Provision for income taxes	26.4	91.0

Net income	$48.2	$153.0

Earnings per share on common stock
Basic	$.19	$.59

Diluted	$.19	$.57

Dividends declared per share	$.25	$.27

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three months ended
	3/31/2009	3/31/2010
Cash flows from operating activities
Net income	$48.2	$153.0
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	16.7	15.4
Stock-based compensation expense	20.6	20.1
Intangible asset amortization	.1	.1
Other than temporary impairments of investments in sponsored mutual funds	35.6	—
Other changes in assets and liabilities	18.2	68.1

Net cash provided by operating activities	139.4	256.7

Cash flows from investing activities
Investment in UTI Asset Management Company Limited	—	(143.6)
Investments in sponsored mutual funds	—	(7.8)
Dispositions of sponsored mutual funds	3.0	2.0
Investments in debt securities held by savings bank subsidiary	(30.4)	(11.9)
Proceeds from debt securities held by savings bank subsidiary	12.9	13.3
Additions to property and equipment	(30.8)	(25.0)
Other investing activity	(2.0)	(1.4)

Net cash used in investing activities	(47.3)	(174.4)

Cash flows from financing activities
Repurchases of common stock	(50.9)	(32.7)
Common share issuances under stock-based compensation plans	6.4	30.6
Excess tax benefits from share-based compensation plans	1.3	11.7
Dividends	(63.9)	(70.0)
Change in savings bank subsidiary deposits	17.7	(1.1)

Net cash used in financing activities	(89.4)	(61.5)

Cash and cash equivalents
Net change during period	2.7	20.8
At beginning of year	619.1	743.3

At end of period	$621.8	$764.1

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Common		Additional capital		Accumulated other	Total
	shares		in excess of	Retained	comprehensive	stockholders’
	outstanding	Common stock	par value	earnings	income	equity
Balances at December 31, 2009	258,534	$51.7	$488.5	$2,240.1	$101.9	$2,882.2
Common stock-based compensation plans activity
Shares issued upon option exercises	1,432	0.3	30.3			30.6
Restricted shares issued	122	.0	.0			.0
Shares issued on vesting of restricted stock units	1	.0	.0			.0
Net tax benefits			12.1			12.1
Stock-based compensation expense			20.1			20.1
Common shares repurchased	(666)	(0.1)	(32.6)			(32.7)
Comprehensive income
Net income				153.0
Net unrealized holding gains					11.6
Total comprehensive income						164.6
Dividends				(70.0)		(70.0)

Balances at March 31, 2010	259,423	$51.9	$518.4	$2,323.1	$113.5	$3,006.9

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
These unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the use of estimates and reflect all adjustments that are, in the opinion of management, necessary to a fair statement of our results for the interim periods presented. All such adjustments are of a normal recurring nature. Actual results may vary from our estimates.
The unaudited interim financial information contained in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2009 Annual Report.
NOTE 2 — INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.
Accounts receivable from our sponsored mutual funds for advisory fees and advisory-related administrative services aggregate $130.1 million at December 31, 2009, and $136.9 million at March 31, 2010.
Revenues (in millions) from advisory services provided under agreements with our sponsored mutual funds and other investment clients include:

	Three months ended
	3/31/2009	3/31/2010
Sponsored mutual funds in the U.S.
Stock and blended asset	$162.0	$262.8
Bond and money market	49.7	62.6

	211.7	325.4
Other portfolios	95.1	146.4

Total investment advisory fees	$306.8	$471.8

The following table summarizes the various investment portfolios and assets under management (in billions) on which we earn advisory fees.

	Average during
	the first quarter
	2009	2010	12/31/2009	3/31/2010
Sponsored mutual funds in the U.S.
Stock and blended asset	$109.9	$175.6	$172.7	$185.9
Bond and money market	47.4	61.7	60.0	63.6

	157.3	237.3	232.7	249.5
Other portfolios	107.5	159.6	158.6	169.5

	$264.8	$396.9	$391.3	$419.0

Investors that we serve are primarily domiciled in the United States of America; investment advisory clients outside the United States account for 12% of our assets under management at March 31, 2010.
Fees for advisory-related administrative services provided to our sponsored mutual funds during the first three months of the year were $61.7 million in 2009 and $65.6 million in 2010.
NOTE 3 – INVESTMENTS IN SPONSORED MUTUAL FUNDS.
These investments (in millions) include:

	Aggregate	Unrealized holding		Aggregate
	cost	Gains	Losses	fair value
December 31, 2009
Stock and blended asset funds	$278.6	$125.7	$—	$404.3
Bond funds	238.9	34.3	—	273.2

	$517.5	$160.0	$—	$677.5

March 31, 2010
Stock and blended asset funds	$285.1	$142.6	$—	$427.7
Bond funds	238.9	36.3	—	275.2

	$524.0	$178.9	$—	$702.9

NOTE 4 – DEBT SECURITIES HELD BY AND CUSTOMER DEPOSITS AT SAVINGS BANK SUBSIDIARY.
Our savings bank subsidiary holds investments in marketable debt securities, including mortgage- and other asset-backed securities, which are accounted for as available-for-sale. The following table (in millions) details the components of these investments.

	12/31/2009		3/31/2010
		Unrealized		Unrealized
		holding		holding
	Fair	gains	Fair	gains
	value	(losses)	value	(losses)
Investments with temporary impairment (40 securities in 2010) of
Less than 12 months	$14.4	$(.3)	$14.8	$(.2)
12 months or more	9.8	(.8)	8.7	(.8)

Total	24.2	(1.1)	23.5	(1.0)
Investments with unrealized holding gains	158.4	4.4	157.9	4.5

Total debt securities	$182.6	$3.3	$181.4	$3.5

Aggregate cost	$179.3		$177.9

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
The estimated fair value of our customer deposit liability, based on discounting expected cash outflows at maturity dates that range up to five years, using current interest rates offered for deposits with the same dates of maturity, was $164.9 million at December 31, 2009, and $163.8 million at March 31, 2010.
NOTE 5 – OTHER INVESTMENTS.
These investments (in millions) include:

	12/31/2009	3/31/2010
Cost method investments
10% interest in Daiwa SB Investments Ltd.(Japan)	$13.6	$13.6
Other investments	27.8	28.8
Equity method investments
26% interest in UTI Asset Management Company Limited (India)	—	145.6
Other investments	1.6	2.0
Sponsored mutual fund investments held as trading	1.8	1.5
INR non-deliverable forward contract	.9	—

Total other investments	$45.7	$191.5

On January 20, 2010, we purchased a 26% equity interest in UTI Asset Management Company and an affiliate from existing stockholders for 6.5 billion Indian rupees (INR) or $142.4 million, plus transaction costs of $3.2 million of which $2.0 million were paid in 2009.
In conjunction with our signing of the definitive UTI purchase agreements in November 2009, we entered into a series of rolling non-deliverable forward contracts to economically hedge the foreign currency exchange rate exposure relating to the UTI acquisition price. We recognized non-operating investment income of $2.2 million in January 2010 in the valuation and settlement of these contracts.
NOTE 6 – FAIR VALUE MEASUREMENTS.
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

These levels are not necessarily an indication of the risk or liquidity associated with the investments. There were no transfers in or out of the levels. The following table summarizes our investments (in millions) that are recognized in our balance sheet using fair value measurements determined based on the differing levels of inputs.

	Level 1	Level 2
December 31, 2009
Cash equivalents	$676.5
Investments in sponsored mutual funds
Held as available-for-sale	677.5
Held as trading	1.8
Debt securities held by savings bank subsidiary	—	$182.6
INR non-deliverable forward contract	.9	—

Total	$1,356.7	$182.6

March 31, 2010
Cash equivalents	$687.9
Investments in sponsored mutual funds
Held as available-for-sale	702.9
Held as trading	1.5
Debt securities held by savings bank subsidiary	—	$181.4

Total	$1,392.3	$181.4

NOTE 7 – STOCK-BASED COMPENSATION.
Stock-based grants.
The following table summarizes the status of and changes in our stock option grants during the first three months of 2010.

		Weighted-
		average
		exercise
	Options	price
Outstanding at beginning of year	39,269,159	$38.10
Semiannual grants	2,820,750	$49.60
Reload grants	32,597	$53.97
Exercised	(1,707,372)	$26.55
Forfeited	(197,200)	$44.81
Expired	(27,178)	$57.06

Outstanding at end of period	40,190,756	$39.37

Exercisable at end of period	21,714,306	$34.03

The following table summarizes the status of and changes in our nonvested restricted shares and restricted stock units during the first three months of 2010.

		Restricted
	Restricted	stock	Weighted-average
	shares	units	fair value
Nonvested at beginning of year	587,919	310,951	$46.19
Granted to employees	122,050	64,125	$49.63
Vested	(625)	(1,250)	$49.89
Forfeited	—	(8,500)	$46.87

Nonvested at end of period	709,344	365,326	$46.78

Future stock-based compensation expense.
The following table presents the compensation expense (in millions) to be recognized over the remaining vesting periods of the stock-based awards outstanding at March 31, 2010. Estimated future compensation expense will change to reflect future option grants, including reloads; future awards of unrestricted shares, restricted shares, and restricted stock units; changes in estimated forfeitures; and adjustments for actual forfeitures.

Second quarter 2010	$22.0
Third quarter 2010	21.4
Fourth quarter 2010	16.5
2011	51.7
2012 through 2015	47.2

Total	$158.8

NOTE 8 – EARNINGS PER SHARE CALCULATIONS.
The reconciliation (in millions) of our net income to net income allocated to our common stockholders and the weighted average shares (in millions) that are used in calculating the basic and the diluted earnings per share on our common stock follow.

	Three months ended
	3/31/2009	3/31/2010
Net income	$48.2	$153.0
Less: net income allocated to outstanding restricted stock and stock units	(.2)	(.6)

Net income allocated to common stockholders	$48.0	$152.4

Weighted average common shares
Outstanding	255.4	258.2

Outstanding assuming dilution	259.0	266.2

Weighted average common shares outstanding assuming dilution reflects the potential additional dilution, determined using the treasury stock method that could occur if outstanding stock options were exercised. The weighted average common shares outstanding assuming dilution for the first quarter of 2010 excludes the effect of 11.4 million outstanding stock options with an average exercise price of $52.73 that, when taken together with related unrecognized compensation expense, are out-of-the-money.
NOTE 9 – INVESTMENT GAINS AND OTHER COMPREHENSIVE INCOME.
The following table reconciles our net unrealized holding gains (in millions) for the first three months of 2010 to that recognized in other comprehensive income.

	Investments in	Debt securities
	sponsored mutual	held by savings
	funds	bank subsidiary	Total
Net unrealized holding gains	$19.6	$.2	$19.8
Net gains realized in non-operating investment income on dispositions	(.7)	—	(.7)

Net unrealized holding gains recognized in other comprehensive income, before taxes	18.9	.2	19.1
Deferred income taxes	(7.4)	(.1)	(7.5)

Net unrealized holding gains recognized in other comprehensive income	$11.5	$.1	$11.6

The components of accumulated other comprehensive income (in millions) at March 31, 2010, are presented below.

Net unrealized holding gains on
Investments in sponsored mutual funds	$178.9
Debt securities held by savings bank subsidiary	3.5

182.4
Deferred income taxes	(68.9)

$113.5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:
We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of March 31, 2010, the related condensed consolidated statements of income and cash flows for the three- month periods ended March 31, 2009 and 2010, and the related condensed consolidated statement of stockholders’ equity for the three-month period ended March 31, 2010. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2009, and the related consolidated statements of income, cash flows, and stockholders’ equity for the year then ended (not presented herein); and in our report dated February 5, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP
Baltimore, Maryland
April 23, 2010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL.
Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our sponsored mutual funds and other managed investment portfolios. Investment advisory clients outside the United States account for 12% of our assets under management at March 31, 2010.
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
We remain debt-free with substantial liquidity and resources that allows us to take advantage of attractive growth opportunities, invest in key capabilities including investment professionals and technologies and, most importantly, provide our clients with strong investment management expertise and service both now and in the future.
On January 20, 2010, we purchased a 26% equity interest in UTI Asset Management Company and an affiliate from existing stockholders for 6.5 billion Indian rupees (INR) or $142.4 million.
BACKGROUND.
A strong March recovery following the selloff in late January and early February advanced equity markets in the U.S. during the first quarter of 2010. Ongoing investor concerns over the strength and sustainability of the global economic recovery continued to put pressure on markets at times during the quarter. While stronger than expected corporate earnings helped drive the markets higher, economic conditions, including continued weakness in the housing and labor markets, low inflation, and stable inflation expectations led the Federal Reserve to maintain record low interest rates to help boost economic growth. The Federal Reserve kept the target funds rate in the range of 0% to .25% and reassured investors that the exceptionally low levels would likely remain for some time.
In this volatile environment, the major U.S. stock indexes reached their highest levels in about 18 months in the first quarter of 2010. The S&P 500 Index of large-cap companies in leading industries of the U.S. economy returned 5.4%, while the NASDAQ Composite Index, which is heavily weighted with technology companies, was up 5.7% (excluding dividends).
Though non-U.S equities rose during the first quarter 2010, a stronger U.S. dollar versus other currencies reduced overseas returns in dollar terms. Greece’s weak financial situation and rising interest rates in China and elsewhere weighed heavily on the equity markets of several countries. Emerging markets, led by countries in emerging Europe and the Middle East, continued to outperform developed nations. The MSCI Emerging Markets Index returned 2.5% for the quarter versus ..9% for the MSCI EAFE Index, which measures the performance of mostly large-cap stocks in Europe, Australasia and the Far East.
The yield on the benchmark 10-year U.S. Treasury was 3.84%, virtually unchanged from the rate at the end of 2009 as low demand at the March auction pushed the curve up at the end of the first quarter after dropping 26 basis points from year-end in early February. On the shortest end of the yield curve, the annual yield for one-month treasury bills was .15%, up from .04% at the end of 2009. Returns for other fixed income securities were generally positive, with the higher-yield issues producing the strongest gains. The Credit Suisse High Yield Index gained 4.5% in the first quarter, while the J.P. Morgan Emerging Markets Index Plus gained 3.6%, and the Barclays Capital U.S. Aggregate Index gained 1.8%. The Barclays Capital Global Aggregate Ex-US Dollar Bond Index lost 1.7%, due to a rising dollar against other currencies.
In this financial markets environment, investors entrusted record quarterly net inflows of $10.3 billion to our management during the first quarter of 2010. Assets under our management totaled a record $419.0 billion at March 31, 2010, up 7.1% from the beginning of the year.
The changes (in billions) in 2010 have occurred as follows.

Quarter ended
3/31/2010
Assets under management at beginning of period	$391.3
Net cash inflows
Sponsored mutual funds distributed in the U.S.	6.1
Other investment portfolios	4.2

10.3
Market valuation changes and income	17.4

Change during the period	27.7

Assets under management at end of period	$419.0

Assets under management at March 31, 2010, include $311.7 billion in stock and blended asset investment portfolios and $107.3 billion in fixed income investment portfolios. The investment portfolios that we manage consist of $249.5 billion in the T. Rowe Price mutual funds distributed in the United States and $169.5 billion in other investment portfolios, including separately managed accounts, sub-advised funds, and other sponsored investment portfolios including common trust funds and mutual funds offered to investors outside the U.S. and through variable annuity life insurance plans.
We incur significant expenditures to attract new investment advisory clients and additional investments from our existing clients. These efforts involve costs that generally precede any future revenues that we might recognize from additions to our assets under management.

RESULTS OF OPERATIONS -First quarter 2010 versus first quarter 2009.
Investment advisory revenues increased 53.8%, or $165.0 million, to $471.8 million in the first quarter of 2010 as average assets under our management increased $132.1 billion to $396.9 billion. The average annualized fee rate earned on our assets under management was 48.2 basis points during the first quarter of 2010, up from the 47.0 basis points earned in the first quarter of 2009, and virtually unchanged from the rate earned in the year 2009. The change from the 2009 quarter is a result of higher equity market valuations increasing the percentage of our assets under management being attributable to higher fee equity portfolios. In the first quarter of 2010, we waived certain money market advisory fees totaling $6.8 million in order to maintain a yield above 0% for fund investors, and anticipate that such fee waivers could continue for the remainder of 2010.
Net revenues increased $171.7 million, or 44.7%, to $556.2 million. Operating expenses were up $43.6 million to $317.5 million in the first quarter of 2010, up 15.9% from the comparable 2009 quarter. Overall, net operating income of $238.7 million for the first quarter of 2010 was more than double the $110.6 million earned in the first quarter 2009. The significant market recovery over the last twelve months, which increased our assets under management and advisory revenue, resulted in our first quarter 2010 operating margin increasing to 42.9% from 28.8% in the comparable 2009 quarter. Non-operating investment income in the 2010 quarter was $5.3 million, a significant change from the investment losses incurred in the first quarter of 2009 when we recognized $35.6 million in non-cash charges for the other than temporary impairment of certain of the firm’s investments in sponsored mutual funds. Net income increased $104.8 million from the 2009 quarter to $153.0 million, and diluted earnings per share on our common stock is $.57, an increase of $.38 from $.19 earned in the first quarter of 2009.
Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the U.S. increased 53.7%, or $113.7 million, to $325.4 million. Average mutual fund assets under management in the first quarter of 2010 were $237.3 billion, an increase of 50.9% from the average for the 2009 quarter. Mutual fund assets at March 31, 2010 were $249.5 billion, an increase of 7.2% or $16.8 billion from the end of 2009, and $12.2 billion higher than the first quarter 2010 average.
Net inflows to the mutual funds were $6.1 billion during the first quarter of 2010, including $2.4 billion that originated in our target-date Retirement Funds. Our stock funds had net inflows of $3.4 billion. The Value, Mid-Cap Value, Mid-Cap Growth, and Equity Index 500 funds each added at least $400 million for a total of $2.0 billion in net investments. The New Income Fund accounted for $1.0 billion of the $3.0 billion of net inflows added by our bond funds. Our money market funds had net outflows of $300 million. Higher market valuations and income increased our mutual fund assets under management by $10.7 billion during the first quarter of 2010.
Investment advisory revenues earned on the other investment portfolios that we manage increased $51.3 million, or 53.9%, to $146.4 million. Average assets in these portfolios were $159.6 billion during the first quarter of 2010, an increase of $52.1 billion or 48.5% from the 2009 quarter. Net inflows of $4.2 billion, primarily from institutional investors located outside the United States and third-party financial intermediaries, and $6.7 billion in higher market valuations and income increased assets under management in these portfolios by $10.9 billion in the first quarter of 2010.
Administrative fees increased $6.2 million from the first quarter of 2009 to $83.6 million. This change includes a $4.0 million increase in 12b-1 distribution and service fees recognized on higher assets under management in the Advisor and R classes of our sponsored mutual funds. Changes in administrative fees are generally offset by a similar change in the related operating expenses that are incurred to distribute Advisor and R class fund shares through third party intermediaries and to provide services to the funds and their investors.
Our largest expense, compensation and related costs, increased $32.3 million, or 18.4% compared to the first quarter of 2009. The largest part of the increase is attributable to a $28.4 million increase in our annual variable compensation programs, which are based on our operating results and other factors such as our relative risk-adjusted investment performance, our growth in assets under management and net investor inflows, and the high quality of our investor services. Our salaries decreased $4.1 million from the 2009 quarter due to a 9.7% decrease in our average headcount from the comparable quarter, offset by base salary increases effective at the beginning of the year. At March 31, 2010, we employed 4,779 associates. Other employee benefits and related employment expenses account for the remainder of the change.
Advertising and promotion expenditures were up $.8 million, compared to the first quarter of 2009. We currently estimate that our advertising and promotion expenditures for the second quarter of 2010 will be about $10 million more than the comparable 2009 quarter and spending for the full year 2010 could increase up to 30% from 2009. We vary our level of spending based on market conditions and investor demand as well as our efforts to expand our investor base in the United States and abroad.

Occupancy and facility costs together with depreciation and amortization expense were down $1.0 million as we continued to manage infrastructure costs prudently.
Other operating expenses increased $11.5 million, or 34.1% from the comparable 2009 quarter, including an increase of $4.0 million in distribution and service expenses recognized on higher assets under management in our Advisor and R classes of mutual fund shares that are sourced from financial intermediaries. These costs are offset by an equal increase in our administrative revenues recognized from the 12b-1 fees discussed above. The remaining increase is a result of other operating costs, including travel costs, consulting fees and other professional services, incurred to meet increasing business demands.
Our non-operating investment activity, which includes interest income as well as the recognition of investment gains and losses, resulted in a net gain of $5.3 million in the first quarter of 2010 versus a net loss of $36.0 million in the comparable 2009 period. This change of $41.3 million is primarily attributable to $35.6 million of other than temporary impairments recognized on our investments in sponsored mutual funds in the first quarter of 2009. The increase also includes $2.2 million in gains recognized in 2010 for the settlement and valuation of a series of non-deliverable forward contracts used to economically hedge the foreign currency exposure associated with the UTI acquisition price. Our equity share in the earnings of UTI from acquisition date to the end of the first quarter 2010 was not significant.
The first quarter 2010 provision for income taxes as a percentage of pretax income is 37.3%, up slightly from the 37.1% for the year 2009. We presently estimate that our effective tax rate for the full year 2010 will be 37.8%.
CAPITAL RESOURCES AND LIQUIDITY.
Operating activities during the first three months of 2010 provided cash flows of $256.7 million, up $117.3 million from 2009, including a $104.8 million increase in net income and a $49.9 million increase in the addback representing timing differences in the cash settlement of our assets and liabilities. These increases are offset by the impact of $35.6 million in other than temporary impairments of our investments in sponsored mutual funds that were experienced in the first quarter of 2009 and did not reoccur in the 2010 quarter. Our interim operating cash outflows do not include bonus compensation that is accrued throughout the year before being substantially paid out in December.
Net cash used in investing activities totaled $174.4 million, up $127.1 million from the 2009 period, primarily from the purchase of a 26% equity interest in UTI for $142.4 million plus related transaction costs incurred in the 2010 period of $1.2 million. In the first quarter of 2009, we made $18.5 million more investments in debt securities held by our savings bank due to the increase in our customer deposits during the same period.
Net cash used in financing activities was $61.5 million in the first quarter of 2010, down $27.9 million from the 2009 period, including a decrease of $18.2 million expended for common stock repurchases. The first quarter of 2010 also saw a $24.2 million increase in the cash proceeds from option exercises due to higher market valuations of our common stock experienced in the 2010 period compared to 2009. Lastly, we had net customer deposits of $17.7 million into our savings bank during the first quarter of 2009 compared with outflows of $1.1 million in the 2010 quarter.
Our cash and mutual fund investments at March 31, 2010, were nearly $1.5 billion, and we have no debt. Given the availability of these financial resources, we do not maintain an available external source of liquidity. We anticipate property and equipment expenditures for the full year 2010 to be about $150 million and expect to fund them from our cash balances.
NEW ACCOUNTING STANDARDS.
We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our consolidated statements, including that which we have not yet adopted. We do not believe that any such guidance will have a material effect on our financial position or results of operation.
FORWARD-LOOKING INFORMATION.
From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this report, may contain certain forward-looking information, including information or anticipated information relating to: our revenues, net income and earnings per share on common stock; changes in the amount and composition of our assets under management; our expense levels and possible expense savings; our estimated effective income tax rate; and our expectations regarding financial markets, future transactions and investments, and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A, Risk Factors, of our Form 10-K Annual Report for 2009. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.
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

Our future results are also dependent upon the level of our expenses, which are subject to fluctuation for the following or other reasons: changes in the level of our advertising expenses in response to market conditions, including our efforts to expand our investment advisory business to investors outside the United States and to further penetrate our distribution channels within the United States; variations in the level of total compensation expense due to, among other things, bonuses, stock option grants, other incentive awards, changes in our employee count and mix, and competitive factors; any goodwill impairment that may arise; fluctuation in foreign currency exchange rates applicable to our investment in and the costs of our international operations; expenses and capital costs, such as technology assets, depreciation, amortization, and research and development, incurred to maintain and enhance our administrative and operating services infrastructure; unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and disruptions of services, including those provided by third parties, such as facilities, communications, power, and the mutual fund transfer agent and accounting systems.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in the information provided in Item 7A of the Form 10-K Annual Report for 2009.
Item 4. Controls and Procedures.
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of March 31, 2010, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the first quarter of 2010, and has concluded that there was no change during the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
There has been no material change in the information provided in Item 1A of our Form 10-K Annual Report for 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)	Repurchase activity during the first quarter of 2010 conducted pursuant to the Board of Directors’ June 5, 2008, authorization follows.

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased as	of Shares that May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
Month	Purchased	per Share	Announced Program	Under the Program
January	8,399	$49.02	8,399	12,400,711
February	657,205	$49.19	657,205	11,743,506
March	—	—	—	11,743,506

Total	665,604	$49.19	665,604

Item 5. Other Information.
On April 23, 2010, we issued a press release reporting our results of operations for the first quarter of 2010. A copy of that press release is furnished herewith as Exhibit 99. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

Item 6. Exhibits.
The following exhibits required by Item 601 of Regulation S-K are furnished herewith.
3(i).1	Charter of T. Rowe Price Group, Inc., as Amended by Articles of Amendment dated April 10, 2008. (Incorporated by reference from Form 10-Q Report for the quarterly period ended March 31, 2008; Accession No. 0000950133-08-001597).

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of February 12, 2009. (Incorporated by reference from Form 8-K Current Report as of February 17, 2009; Accession No. 0000950133-09-000369).

10.19	Policy for Recoupment of Incentive Compensation. (Incorporated by reference from Form 8-K Current Report as of April 14, 2010; Accession No.0000950123-10-035398).

14	Code of Ethics for Principal Executive Officer and Senior Financial Officers of T. Rowe Price Group, Inc. under the Sarbanes-Oxley Act of 2002.

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99	Press release issued April 23, 2010, reporting our results of operations for the first quarter of 2010.

101	The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s unaudited condensed consolidated interim financial statements and notes that are included in this Form 10-Q Report.
101.INS XBRL Instance Document (File name: trow-20100331.xml)

101.SCH XBRL Taxonomy Extension Schema Document (File name: trow-20100331.xsd)

101.CAL XBRL Taxonomy Calculation Linkbase Document (File name: trow-20100331_cal.xml)

101.LAB XBRL Taxonomy Label Linkbase Document (File name: trow-20100331_lab.xml)

101.PRE XBRL Taxonomy Presentation Linkbase Document (File name: trow-20100331_pre.xml)

101.DEF XBRL Taxonomy Definition Linkbase Document (File name: trow-20100331_def.xml)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 23, 2010.
T. Rowe Price Group, Inc.
by: /s/ Kenneth V. Moreland
       Vice President and Chief Financial Officer