Form 10-Q
period 2010-06-30
PRICE T ROWE GROUP INC
filed 2010-07-23
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Do not check if a smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          ☐ Yes ☑ No
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, July 21, 2010, is 256,349,104.
The exhibit index is at Item 6 on page 16.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2009	6/30/2010
ASSETS
Cash and cash equivalents	$743.3	$735.1
Accounts receivable and accrued revenue	246.2	257.1
Investments in sponsored mutual funds	677.5	648.8
Debt securities held by savings bank subsidiary	182.6	185.5
Other investments	45.7	200.2
Property and equipment	512.8	543.9
Goodwill	665.7	665.7
Other assets	136.5	166.7

Total assets	$3,210.3	$3,403.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$79.9	$101.3
Accrued compensation and related costs	53.3	144.0
Income taxes payable	33.6	35.5
Customer deposits at savings bank subsidiary	161.3	162.9

Total liabilities	328.1	443.7

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, undesignated, $.20 par value — authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value — authorized 750,000,000; issued 258,534,000 shares in 2009 and 257,186,000 in 2010	51.7	51.4
Additional capital in excess of par value	488.5	413.8
Retained earnings	2,240.1	2,410.8
Accumulated other comprehensive income	101.9	83.3

Total stockholders’ equity	2,882.2	2,959.3

Total liabilities and stockholders’ equity	$3,210.3	$3,403.0

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended		Six months ended
	6/30/2009	6/30/2010	6/30/2009	6/30/2010
Revenues
Investment advisory fees	$360.3	$492.0	$667.1	$963.8
Administrative fees	81.3	84.7	158.7	168.3
Investment income of savings bank subsidiary	1.9	1.6	3.4	3.3

Total revenues	443.5	578.3	829.2	1,135.4
Interest expense on savings bank deposits	1.3	0.9	2.5	1.8

Net revenues	442.2	577.4	826.7	1,133.6

Operating expenses
Compensation and related costs	199.7	215.1	375.1	422.8
Advertising and promotion	13.7	20.1	36.4	43.6
Depreciation and amortization of property and equipment	16.6	15.5	33.3	30.9
Occupancy and facility costs	24.4	25.8	49.8	51.5
Other operating expenses	33.9	47.8	67.6	93.0

Total operating expenses	288.3	324.3	562.2	641.8

Net operating income	153.9	253.1	264.5	491.8

Non-operating investment income (loss)	7.9	3.9	(28.1)	9.2

Income before income taxes	161.8	257.0	236.4	501.0
Provision for income taxes	61.8	98.5	88.2	189.5

Net income	$100.0	$158.5	$148.2	$311.5

Earnings per share on common stock
Basic	$.39	$.61	$.58	$1.20

Diluted	$.38	$.59	$.57	$1.17

Dividends declared per share	$.25	$.27	$.50	$.54

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six months ended
	6/30/2009	6/30/2010
Cash flows from operating activities
Net income	$148.2	$311.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	33.3	30.9
Stock-based compensation expense	44.0	43.1
Intangible asset amortization	.2	.2
Other than temporary impairments of investments in sponsored mutual funds	36.1	—
Other changes in assets and liabilities	8.0	66.5

Net cash provided by operating activities	269.8	452.2

Cash flows from investing activities
Investment in UTI Asset Management Company Limited	—	(143.6)
Investments in sponsored mutual funds	(24.2)	(7.7)
Dispositions of sponsored mutual funds	39.2	2.0
Investments in debt securities held by savings bank subsidiary	(40.2)	(27.6)
Proceeds from debt securities held by savings bank subsidiary	28.3	26.8
Additions to property and equipment	(65.3)	(68.0)
Other investing activity	(2.3)	(4.9)

Net cash used in investing activities	(64.5)	(223.0)

Cash flows from financing activities
Repurchases of common stock	(58.9)	(154.5)
Common share issuances under stock-based compensation plans	10.1	34.8
Excess tax benefits from share-based compensation plans	8.8	20.5
Dividends	(128.0)	(139.8)
Change in savings bank subsidiary deposits	11.0	1.6

Net cash used in financing activities	(157.0)	(237.4)

Cash and cash equivalents
Net change during period	48.3	(8.2)
At beginning of year	619.1	743.3

At end of period	$667.4	$735.1

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

			Additional		Accumulated
	Common		capital in		other	Total
	shares	Common	excess of par	Retained	comprehensive	stockholders’
	outstanding	stock	value	earnings	income	equity
Balances at December 31, 2009	258,534	$51.7	$488.5	$2,240.1	$101.9	$2,882.2

Comprehensive Income
Net income				311.5		311.5
Net unrealized losses, net of tax					(21.4)	(21.4)
Currency translation adjustment, net of tax					2.8	2.8

Total comprehensive income						292.9
Dividends				(139.8)		(139.8)
Common stock-based compensation plans activity
Shares issued upon option exercises	2,096	0.4	34.4			34.8
Restricted shares issued	124	.0	.0			.0
Shares issued on vesting of restricted stock units	1	.0	.0			.0
Forfeiture of restricted awards	(5)	.0	.0			—
Net tax benefits			21.2			21.2
Stock-based compensation expense			43.1			43.1
Common shares repurchased	(3,564)	(0.7)	(173.4)	(1.0)		(175.1)

Balances at June 30, 2010	257,186	$51.4	$413.8	$2,410.8	$83.3	$2,959.3

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
NOTE 2 — INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.
Accounts receivable from our sponsored mutual funds for advisory fees and advisory-related administrative services aggregate $130.1 million at December 31, 2009, and $130.3 million at June 30, 2010.
Revenues (in millions) from advisory services provided under agreements with our sponsored mutual funds and other investment clients include:

	Three months ended		Six months ended
	6/30/2009	6/30/2010	6/30/2009	6/30/2010
Sponsored mutual funds in the U.S.
Stock and blended asset	$195.3	$275.1	$357.3	$537.9
Bond and money market	53.5	67.7	103.2	130.3

	248.8	342.8	460.5	668.2
Other portfolios	111.5	149.2	206.6	295.6

Total investment advisory fees	$360.3	$492.0	$667.1	$963.8

The following table summarizes the various investment portfolios and assets under management (in billions) on which we earn advisory fees.

	Average during		Average during
	the second quarter		the first half
	2009	2010	2009	2010
Sponsored mutual funds in the U.S.
Stock and blended asset	$130.0	$182.6	$120.0	$179.1
Bond and money market	49.6	64.8	48.5	63.3

	179.6	247.4	168.5	242.4
Other portfolios	121.8	166.1	114.7	162.8

	$301.4	$413.5	$283.2	$405.2

	As of
	12/31/2009	6/30/2010
Sponsored mutual funds in the U.S.
Stock and blended asset	$172.7	$168.0
Bond and money market	60.0	65.5

	232.7	233.5
Other portfolios	158.6	157.6

	$391.3	$391.1

Investors that we serve are primarily domiciled in the United States of America; investment advisory clients domiciled outside the United States account for 12% of our assets under management at June 30, 2010.
Fees for advisory-related administrative services provided to our sponsored mutual funds during the first half of the year were $125.8 million in 2009 and $131.6 million in 2010. Fees for these services during the second quarter were $64.1 million in 2009 and $66.0 million in 2010.
NOTE 3 – INVESTMENTS IN SPONSORED MUTUAL FUNDS.
These investments (in millions) include:

	Aggregate	Unrealized holding		Aggregate
	cost	Gains	Losses	fair value
December 31, 2009
Stock and blended asset funds	$278.6	$125.7	$—	$404.3
Bond funds	238.9	34.3	—	273.2

	$517.5	$160.0	$—	$677.5

June 30, 2010
Stock and blended asset funds	$285.1	$90.7	$(.7)	$375.1
Bond funds	238.9	34.8	—	273.7

	$524.0	$125.5	$(.7)	$648.8

All of the unrealized holding losses at June 30, 2010 were incurred in the second quarter of 2010 and are attributable to two fund holdings with an aggregate fair value of $7.0 million.
NOTE 4 – DEBT SECURITIES HELD BY AND CUSTOMER DEPOSITS AT SAVINGS BANK SUBSIDIARY.
Our savings bank subsidiary holds investments in marketable debt securities, including mortgage- and other asset-backed securities, which are accounted for as available-for-sale. The following table (in millions) details the components of these investments.

	12/31/2009		6/30/2010
		Unrealized		Unrealized
		holding		holding
	Fair	gains	Fair	gains
	Value	(losses)	value	(losses)
Investments with temporary impairment (34 securities in 2010) of
Less than 12 months	$14.4	$(.3)	$10.5	$(.1)
12 months or more	9.8	(.8)	7.5	(.6)

Total	24.2	(1.1)	18.0	(.7)
Investments with unrealized holding gains	158.4	4.4	167.5	4.9

Total debt securities	$182.6	$3.3	$185.5	$4.2

Aggregate cost	$179.3		$181.3

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
The estimated fair value of our customer deposit liability, based on discounting expected cash outflows at maturity dates that range up to five years, using current interest rates offered for deposits with the same dates of maturity, was $164.9 million at December 31, 2009, and $166.6 million at June 30, 2010.
NOTE 5 – OTHER INVESTMENTS.
These investments (in millions) include:

	12/31/2009	6/30/2010
Cost method investments
10% interest in Daiwa SB Investments Ltd.(Japan)	$13.6	$13.6
Other investments	27.8	31.9
Equity method investments
26% interest in UTI Asset Management Company Limited (India)	—	151.0
Other investments	1.6	2.3
Sponsored mutual fund investments held as trading	1.8	1.4
INR non-deliverable forward contract	.9	—

Total other investments	$45.7	$200.2

On January 20, 2010, we purchased a 26% equity interest in UTI Asset Management Company and an affiliate from existing stockholders for 6.5 billion Indian rupees (INR) or $142.4 million, plus transaction costs of $3.2 million of which $2.0 million were paid in 2009. We are accounting for this investment using the equity method of accounting whereby its carrying value is adjusted to reflect our share of UTI’s earnings and losses, as well as the unrealized gain or loss resulting from the translation of UTI’s financial statements into U.S. dollars. Our share of UTI’s earnings recognized in the second quarter and the first six months of 2010 totaled $1.0 million.
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

	Level 1	Level 2
December 31, 2009
Cash equivalents	$676.5
Investments in sponsored mutual funds
Held as available-for-sale	677.5
Held as trading	1.8
Debt securities held by savings bank subsidiary	—	$182.6
INR non-deliverable forward contract	.9	—

Total	$1,356.7	$182.6

June 30, 2010
Cash equivalents	$667.8
Investments in sponsored mutual funds
Held as available-for-sale	648.8
Held as trading	1.4
Debt securities held by savings bank subsidiary	—	$185.5

Total	$1,318.0	$185.5

NOTE 7 – COMMON STOCK.
Accounts payable and accrued expenses includes $20.6 million at June 30, 2010, representing the unsettled liability for common stock repurchases made in the last three days of the second quarter.
NOTE 8 – STOCK-BASED COMPENSATION.
Stock-based grants.
The following table summarizes the status of and changes in our stock option grants during the first six months of 2010.

		Weighted-
		average
		exercise
	Options	price
Outstanding at beginning of year	39,269,159	$38.10
Semiannual grants	2,820,750	$49.60
Reload grants	125,183	$56.94
Non-employee director grants	4,000	$56.51
Exercised	(2,819,208)	$26.65
Forfeited	(200,200)	$44.83
Expired	(28,778)	$57.06

Outstanding at end of period	39,170,906	$39.77

Exercisable at end of period	20,701,456	$34.52

The following table summarizes the status of and changes in our nonvested restricted shares and restricted stock units during the first six months of 2010.

		Restricted
	Restricted	stock	Weighted-average
	shares	units	fair value
Nonvested at beginning of year	587,919	310,951	$46.19
Granted to employees and directors	125,700	76,055	$49.80
Vested	(8,112)	(8,450)	$46.48
Forfeited	(5,375)	(10,025)	$46.32

Nonvested at end of period	700,132	368,531	$46.87

Future stock-based compensation expense.
The following table presents the compensation expense (in millions) to be recognized over the remaining vesting periods of the stock-based awards outstanding at June 30, 2010. Estimated future compensation expense will change to reflect future option grants, including reloads; future awards of unrestricted shares, restricted shares, and restricted stock units; changes in estimated forfeitures; and adjustments for actual forfeitures.

Third quarter 2010	$21.6
Fourth quarter 2010	16.6
2011	52.0
2012 through 2015	47.2

Total	$137.4

NOTE 9 – EARNINGS PER SHARE CALCULATIONS.
The reconciliation (in millions) of our net income to net income allocated to our common stockholders and the weighted average shares (in millions) that are used in calculating the basic and the diluted earnings per share on our common stock follow.

	Three months ended		Six months ended
	6/30/2009	6/30/2010	6/30/2009	6/30/2010
Net income	$100.0	$158.5	$148.2	$311.5
Less: net income allocated to outstanding restricted stock and stock units	(.3)	(.7)	(.5)	(1.3)

Net income allocated to common stockholders	$99.7	$157.8	$147.7	$310.2

Weighted average common shares
Outstanding	255.2	258.2	255.3	258.2

Outstanding assuming dilution	261.7	265.7	260.2	266.0

Weighted average common shares outstanding assuming dilution reflects the potential additional dilution, determined using the treasury stock method that could occur if outstanding stock options were exercised. For the second quarter of 2010, the weighted average common shares outstanding assuming dilution excludes the effect of 12.9 million outstanding stock options with an average exercise price of $52.39 that, when taken together with related unrecognized compensation expense, are out-of-the-money. The weighted average common shares outstanding assuming dilution for the first half of 2010 excludes 12.2 million outstanding stock options with an average exercise price of $52.55.
NOTE 10 – COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME.
The following table presents the components (in millions) of comprehensive income.

	Six months ended
	6/30/2009	6/30/2010
Net income	$148.2	$311.5

Other comprehensive income (loss), net of tax
Investments in sponsored mutual funds:
Net unrealized holding gains (losses)	59.8	(34.4)
Other than temporary impairments recognized in income	36.1	—
Net losses (gains) realized on dispositions	(1.7)	(.7)
Deferred tax benefits (income taxes)	(33.5)	13.1

Net unrealized holding gains (losses) of investments in sponsored mutual funds recognized in other comprehensive income	60.7	(22.0)

Debt securities held by savings bank subsidiary:
Net unrealized holding gains (losses)	3.9	.9
Net losses (gains) realized on dispositions	.3	—
Deferred tax benefits (income taxes)	(1.5)	(.3)

Net unrealized holding gains of debt securities held by savings bank subsidiary recognized in other comprehensive income	2.7	.6

Total net unrealized holding gains (losses) recognized in other comprehensive income	63.4	(21.4)

Investment in UTI Asset Management Company Ltd.
Change in currency translation gain	—	4.4
Deferred tax benefits (income taxes)	—	(1.6)

Total currency translation gain	—	2.8

Total other comprehensive income (loss)	63.4	(18.6)

Total comprehensive income	$211.6	$292.9

Comprehensive income for the second quarter was $152.8 million in 2009 and $128.3 million in 2010.
The currency translation gain results from translating our proportionate share of the financial statements of UTI, our equity method investment, into U.S. dollars. Assets and liabilities are translated into U.S. dollars using quarter-end exchange rates, and revenues and expenses are translated using weighted-average exchange rates for the period.
The components of accumulated other comprehensive income (in millions) at June 30, 2010, are presented below.

Net unrealized holding gains on
Investments in sponsored mutual funds	$124.8
Debt securities held by savings bank subsidiary	4.2

129.0
Deferred income taxes	(48.5)

Net unrealized holding gains	$80.5
Currency translation adjustment, net of deferred income taxes of $1.6 million	2.8

Accumulated other comprehensive income	$83.3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:
We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries (“the Company”) as of June 30, 2010, the related condensed consolidated statements of income for the three- and six- month periods ended June 30, 2010 and 2009, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2010 and 2009, and the related condensed consolidated statement of stockholders’ equity for the six-month period ended June 30, 2010. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 5, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP
Baltimore, Maryland
July 23, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL.
Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our sponsored mutual funds and other managed investment portfolios. Investment advisory clients domiciled outside the United States account for 12% of our assets under management at June 30, 2010.
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
On January 20, 2010, we purchased a 26% equity interest in UTI Asset Management Company and an affiliate from existing stockholders for 6.5 billion Indian rupees (INR) or $142.4 million. During the first six months of 2010, we repurchased 3.6 million shares of our common stock for $175.1 million, $20.6 million of which was unsettled at June 30, 2010. The amounts were funded from existing cash balances and cash generated from operations.
BACKGROUND.
U.S. equity markets entered the second quarter of 2010 with positive momentum that continued until the end of April when most major indexes reached their highest levels since September 2008. These 2010 gains were all erased in May and June as economic, fiscal and regulatory issues weighed heavily on investor sentiment globally. In the U.S., lackluster economic and housing data in the latter part of the quarter indicated a marked slowing in the pace of recovery. This deceleration, combined with a “flash crash” in U.S. stock prices on May 6, pushed investors — many of whom were already sensitive to the risk of a “double dip” recession — into higher-grade investments. The Federal Reserve acknowledged that economic growth had slowed in recent months and reaffirmed that, with inflation and inflation expectations well contained the target funds rate would remain in a 0% to .25% range for an “extended period.”
Amid this backdrop of investor concern, the S&P 500 Index of large-cap companies in leading industries of the U.S. economy posted an 11.4% loss, its worst quarterly performance since the fourth quarter of 2008, and down over 15% from its year-to-date high set in late April 2010. For the quarter, the NASDAQ Composite Index, which is heavily weighted with technology companies, declined 12.0% (excluding dividends). For the first half of 2010, these indexes decreased 6.7% and 7.1%, respectively. Despite the strong market correction in the second quarter, these major indexes remain more than 50% above their March 2009 lows.
Non-US equity markets, like their U.S. counterparts, were sharply lower in the second quarter as a significantly stronger U.S. dollar against the Euro and many other currencies further reduced returns in dollar terms. Developed markets in Europe displayed extreme volatility and posted significant losses amid expectations of slower economic growth as European Union nations implement fiscal austerity measures to ease concerns and contain the sovereign debt crisis. Emerging markets generally declined but continued to outperform other markets. The MSCI Emerging Markets Index declined 8.3% while the MSCI EAFE Index, which measures the performance of mostly large-cap stocks in Europe, Australasia and the Far East, declined 13.8%. These indexes ended the first six months of 2010 down 6.0% and 12.9%, respectively.
The market and economic uncertainty in the second quarter sent investors seeking the safety of U.S. Treasury securities. By the end of the second quarter, the yield on the benchmark 10-year U.S. Treasury had dropped 87 basis points from the March 31, 2010 levels to 2.97%, as prices rose to reflect increasing demand. On the shortest end of the yield curve, the annual yield for one-month treasury bills was .17%.
Positive returns in the second quarter for other U.S. fixed income securities added to their gains for the year. Investment-grade corporate bonds produced the strongest gains, while high yield issues were flat. The Barclays Capital U.S. Aggregate Index gained 3.5% in the second quarter and 5.3% for the first six months of 2010. The Barclays Capital Global Aggregate Ex-US Dollar Bond Index lost 2.4% in the second quarter, and 4.0% for the first half of 2010, due to the stronger dollar. For the first six months of 2010, the Credit Suisse High Yield Index gained 4.7%, while the J.P. Morgan Emerging Markets Index Plus gained 5.1%.
In this unsettled financial environment, investors entrusted net inflows of $15.4 billion to our management during the first half of 2010, including $5.1 billion in the second quarter. Market depreciation, net of income, of $15.6 billion during the 2010 year-to-date period reduced June 30 assets to year-end 2009 levels. Assets under our management totaled $391.1 billion at June 30, 2010, down 6.7% from March 31, 2010. The changes (in billions) in 2010 have occurred as follows.

	Quarter ended	Quarter ended	First half ended
	3/31/2010	6/30/2010	6/30/2010
Assets under management at beginning of period	$391.3	$419.0	$391.3

Net cash inflows
Sponsored mutual funds in the U.S.	6.1	3.2	9.3
Other portfolios	4.2	1.9	6.1

	10.3	5.1	15.4
Market valuation changes and income	17.4	(33.0)	(15.6)

Change during the period	27.7	(27.9)	(.2)

Assets under management at end of period	$419.0	$391.1	$391.1

Assets under management at June 30, 2010, include $280.6 billion in stock and blended asset investment portfolios and $110.5 billion in fixed income investment portfolios. The investment portfolios that we manage consist of $233.5 billion in the T. Rowe Price mutual funds distributed in the United States and $157.6 billion in other investment portfolios, including separately managed accounts, sub-advised funds, and other sponsored investment portfolios including common trust funds and mutual funds offered to investors outside the U.S. and through variable annuity life insurance plans.
We incur significant expenditures to attract new investment advisory clients and additional investments from our existing clients. These efforts involve costs that generally precede any future revenues that we might recognize from additions to our assets under management.
RESULTS OF OPERATIONS.
Second quarter 2010 versus second quarter 2009.
Investment advisory revenues increased 36.6%, or $131.7 million, to $492.0 million in the second quarter of 2010 as average assets under our management increased $112.1 billion to $413.5 billion. The average annualized fee rate earned on our assets under management was 47.7 basis points during the second quarter of 2010, down slightly from the 47.9 basis points earned in the second quarter of 2009, and down from the 48.1 rate earned in the year 2009. The change from the 2009 rate is a result of various offsetting factors, including higher equity market valuations, change in asset mix, money market fee waivers, and the impact of a sharp decline in asset valuations on those institutional advisory fees derived from period end assets under management. With money market yields continuing to be at very low levels in the second quarter 2010, we again voluntarily waived related advisory fees totaling $6.4 million in order to maintain a positive yield for fund investors. We waived these fees beginning in 2009 and anticipate that such fee waivers could continue for the remainder of 2010.
Net revenues increased $135.2 million, or 30.6%, to $577.4 million. Operating expenses of $324.3 million in the second quarter of 2010 were up $36.0 million, or 12.5% from the comparable 2009 quarter. Overall, net operating income of $253.1 million for the second quarter of 2010 was 64.5% higher than the $153.9 million earned in 2009 quarter. The significant market recovery over the last twelve months, which increased our average assets under management and resulting advisory revenue, resulted in our second quarter 2010 operating margin increasing to 43.8% from 34.8% in the comparable 2009 quarter. Net income increased $58.5 million from the second quarter of 2009 to $158.5 million and diluted earnings per share on our common stock increased 55.3% to $.59 from $.38 in the 2009 quarter.
Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the U.S. increased 37.8%, or $94.0 million, to $342.8 million. Average mutual fund assets under management in the second quarter of 2010 were $247.4 billion, an increase of 37.8% from the average for the comparable 2009 quarter. Mutual fund assets at June 30, 2010 were $233.5 billion, a decrease of 6.4% or $16.0 billion from the end of March 2010, and $13.9 billion lower than the second quarter 2010 average. Ending mutual fund assets are relatively flat to the $232.7 billion at the end of 2009.
Net inflows to the mutual funds were $3.2 billion during the second quarter of 2010, including $1.7 billion that originated in our target-date Retirement Funds. Our stock funds had net inflows of $1.8 billion, including $600 million into the Value Fund and $400 million into each of the International Growth and Income and Growth Stock funds. Net inflows into the bond and money market funds were $1.4 billion. The Short-Term Bond and Emerging Markets Bond funds each received $300 million of net flows. Market depreciation, net of income, reduced our mutual fund assets under management by $19.2 billion during the second quarter of 2010.
Investment advisory revenues earned on the other investment portfolios that we manage increased $37.7 million, or 33.8%, from the second quarter of 2009, to $149.2 million. Average assets in these portfolios were $166.1 billion during the second quarter of 2010, an increase of $44.3 billion, or 36.4%, from the 2009 quarter. Ending assets at June 30, 2010 were $157.6 billion, down $11.9 billion from the end of March 2010, and $8.5 billion lower than the second quarter 2010 average. Net inflows, primarily from third-party financial intermediaries and institutional investors outside the United States, were $1.9 billion in the 2010 quarter. Market depreciation, net of income, lowered assets under management in these portfolios by $13.8 billion.
Administrative fees increased $3.4 million from the second quarter of 2009 to $84.7 million. This change includes a $3.2 million increase in 12b-1 distribution and service fees recognized on higher average assets under management in the Advisor and R classes of our sponsored mutual funds. Changes in administrative fees are generally offset by a similar change in the related operating expenses that are incurred to distribute Advisor and R class fund shares through third party intermediaries and to provide services to the funds and their investors.
Our largest expense, compensation and related costs, increased $15.4 million, or 7.7%, compared to the second quarter of 2009. This increase is attributable to a $15.4 million increase in our annual variable compensation programs, which are based on our operating results and other factors such as our relative risk-adjusted investment performance, our growth in assets under management and net investor inflows, and the high quality of our investor services. Increases in other employee benefits and temporary employment expenses were offset by the impact of the nonrecurring severance costs recognized in the second quarter of 2009. At June 30, 2010, we employed 4,862 associates, virtually unchanged from a year ago and up slightly from the 4,802 associates employed at the end of 2009.
Advertising and promotion expenditures were up $6.4 million, or 46.7%, compared to the second quarter of 2009 as improved investor sentiment over the last twelve months prompted us to increase our spending. We currently expect that our advertising and promotion expenditures for the third quarter of 2010 will be in line with the second quarter 2010 and spending for the full year 2010 could increase up to 30% from 2009. We vary our level of spending based on market conditions and investor demand as well as our efforts to expand our investor base in the United States and abroad.

Other operating expenses increased $13.9 million, or 41.0%, from the second quarter of 2009, including an increase of $3.2 million in distribution and service expenses recognized on higher average assets under management in our Advisor and R classes of mutual fund shares that are sourced from financial intermediaries. These costs are offset by an equal increase in our administrative revenues recognized from the 12b-1 fees discussed above. The remaining increase is a result of other operating costs, including travel costs, consulting fees and other professional services, incurred to meet increasing business demands.
Our non-operating investment activity, which includes interest income as well as the recognition of investment gains and losses, resulted in a net gain of $3.9 million in the second quarter of 2010, a decrease of $4.0 million from the comparable 2009 quarter. The 2009 quarter includes $2.5 million of foreign currency exchange rate gains and $2.2 million in investment gains realized on the sale of mutual fund investments that did not reoccur in the 2010 quarter. The second quarter 2010 includes $1.0 million, which represents our share of UTI’s net earnings.
The second quarter 2010 provision for income taxes as a percentage of pretax income is 38.3%, up from our prior estimate for the full year 2010 of 37.8% because of certain discrete period adjustments made to our prior years’ tax accruals and changes in our expected rates. We currently estimate that our effective tax rate for the full year 2010 will be 38.0%.
First half 2010 versus first half 2009.
Investment advisory revenues were up 44.5%, or $296.7 million, to $963.8 million in the first half of 2010 as average assets under our management increased $122.0 billion to $405.2 billion. The average annualized fee rate earned on our assets under management was 48.0 basis points during the first six months of 2010, up from the 47.5 basis points earned during the comparable 2009 period and virtually unchanged from the 2009 year. The change from the first half of 2009 is a result of higher market valuations increasing the percentage of our assets under management being attributable to higher fee equity portfolios. We have waived $13.2 million in money market advisory fees for the six months of 2010.
Net revenues increased $306.9 million, or 37.1%, to $1,133.6 million. Operating expenses grew $79.6 million to $641.8 million in the first six months of 2010, an increase of 14.2% from the comparable 2009 period. Overall, net operating income for the first half of 2010 increased $227.3 million, or 85.9%, to $491.8 million. Our operating margin for the first half of 2010 was 43.4%, up from 32.0% for the 2009 period. Our net income of $311.5 million for the first six months of 2010 was more than double the $148.2 million earned in the 2009 period. Diluted earnings per share on our common stock is $1.17, an increase of $.60 from $.57 earned in the first six months of 2009.
Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States increased 45.1%, or $207.7 million, to $668.2 million. Year-to-date 2010 average mutual fund assets were $242.4 billion, an increase of 43.9% from the average for the comparable 2009 period. Market depreciation, net of income, of $8.5 billion offsets nearly all of the $9.3 billion of net inflows in the first half of 2010. Our stock and blended asset funds saw net inflows of $5.2 billion. The Value, Mid-Cap Value, Equity Index 500, International Growth and Income, and Mid-Cap Growth funds each added at least $500 million for a total of $3.7 billion in net investments. Our bond funds added $4.5 billion of net inflows, including $1.2 billion to the New Income Fund and $900 million to the Short-Term Bond Fund, and our money market funds had net outflows of $400 million. During the 2010 period, net inflows of $4.1 billion originated in our target-date Retirement Funds.
Investment advisory revenues earned on the other investment portfolios that we manage increased $89.0 million, or 43.1%, to $295.6 million. Average assets in these portfolios were $162.8 billion during the first six months of 2010, up $48.1 billion, or 41.9%, from the 2009 period. Assets in these portfolios at June 30, 2010, were relatively flat to year-end 2009, as market losses, net of income, of $7.1 billion offset the $6.1 billion in net inflows from institutional investors outside the U.S. and third-party financial intermediaries.
Administrative fees increased $9.6 million to $168.3 million during the first six months of 2010. The change in these revenues includes a $7.2 million increase of 12b-1 distribution and service fees recognized on higher assets under management in the Advisor and R classes of our sponsored mutual funds. The balance of the change is attributable to an increase in our transfer agent service and defined contribution plan recordkeeping service activities.
Our largest expense, compensation and related costs, increased $47.7 million, or 12.7%, compared to the first six months of 2009. The largest part of the increase is attributable to a $43.8 million increase in our interim accrual for our annual variable compensation programs. Higher other employee benefits and employee related costs for the first half of 2010 were offset by lower salaries resulting from our average head count decreasing 7.2% from the 2009 period and the impact of the nonrecurring severance costs recognized in the first half of 2009.
Advertising and promotion expenditures were up $7.2 million, or 19.8%, compared to the first half of 2009 due to improved investor sentiment in the last twelve months.
Depreciation and amortization expense together with occupancy and facility costs were down $.7 million versus the 2009 period as we continued to manage infrastructure costs prudently.
Other operating expenses increased $25.4 million, or 37.6%, from the first six months of 2009, including an increase of $7.2 million in distribution and service expenses recognized on higher average assets under management in our Advisor and R classes of mutual fund shares that are sourced from financial intermediaries. These costs are offset by an equal increase in our administrative revenues recognized from the 12b-1 fees discussed above. The remaining increase is a result of other operating costs, including travel costs, consulting fees and other professional services, incurred to meet increasing business demands.
Our non-operating investment income activity resulted in a net gain of $9.2 million for the first six months of 2010 compared to a net loss of $28.1 million in the 2009 period. This change of $37.3 million includes $36.1 million in other than temporary impairments recognized on our investments in sponsored mutual funds in the first half of 2009. The change also includes $2.2 million in gains recognized in the 2010 period for the settlement and valuation of a series of non-deliverable forward contracts used to economically hedge the foreign currency exposure associated with the UTI acquisition price.

CAPITAL RESOURCES AND LIQUIDITY.
Operating activities during the first half of 2010 provided cash flows of $452.2 million, up $182.4 million from 2009, including a $163.3 million increase in net income and a $58.5 million increase in timing differences in the cash settlement of our assets and liabilities. These increases are offset by the impact of $36.1 million in other than temporary impairments of our investments in sponsored mutual funds that were experienced in the first six months of 2009 and did not reoccur in 2010. Our interim operating cash outflows do not include bonus compensation that is accrued throughout the year before being substantially paid out in December.
Net cash used in investing activities totaled $223.0 million, up $158.5 million from the 2009 period, primarily from the purchase of a 26% equity interest in UTI for $142.4 million plus related transaction costs incurred in the 2010 period of $1.2 million. We made net investments into our sponsored mutual funds in 2010 of nearly $6.0 million compared to $15.0 in net dispositions made during the 2009 period to rebalance our mutual fund portfolio in light of market conditions.
Net cash used in financing activities was $237.4 million in the first half 2010, up $80.4 million from the 2009 period. We increased our stock repurchases by expending $95.6 million more than in the first half of 2009. Cash proceeds from option exercises were up $24.7 million in 2010 compared to 2009 as the higher market valuations of our common stock experienced in the early part of 2010 led employees to exercise.
Our cash and mutual fund investments at June 30, 2010 were $1.4 billion, and we have no debt. Given the availability of these financial resources, we do not maintain an available external source of liquidity. We anticipate property and equipment expenditures for the full year 2010 to be about $150 million and expect to fund them from our cash balances.
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
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of June 30, 2010, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the second quarter of 2010, and has concluded that there was no change during the second quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A.	Risk Factors.
There has been no material change in the information provided in Item 1A of our Form 10-K Annual Report for 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(c)	Repurchase activity during the second quarter of 2010 conducted pursuant to the Board of Directors’ June 5, 2008, authorization follows.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Month	Shares Purchased	per Share	Announced Program	the Program
April	—		—	11,743,506
May	1,500,000	$50.70	1,500,000	10,243,506
June	1,398,729	$47.41	1,398,729	8,844,777

Total	2,898,729	$49.11	2,898,729

Item 5.	Other Information.
On July 23, 2010, we issued a press release reporting our results of operations for the second quarter of 2010. A copy of that press release is furnished herewith as Exhibit 99. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

Item 6. Exhibits.
The following exhibits required by Item 601 of Regulation S-K are furnished herewith.

3(i).1	Charter of T. Rowe Price Group, Inc., as Amended by Articles of Amendment dated April 10, 2008. (Incorporated by reference from Form 10-Q Report for the quarterly period ended March 31, 2008; Accession No. 0000950133-08-001597).

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of February 12, 2009. (Incorporated by reference from Form 8-K Current Report as of February 17, 2009; Accession No. 0000950133-09-000369).

10.03	Transfer Agency and Service Agreement as of January 1, 2010, between T. Rowe Price Services, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS; Accession No. 0000887147-09-000006.)

10.04	Agreement as of January 1, 2010, between T. Rowe Price Retirement Plan Services, Inc. and certain of the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS; Accession No. 0000887147-09-000006.)

10.14.2	HM Revenue and Customs Approved Sub-Plan for UK Employees under the 2004 Stock Incentive Plan.

10.15	Forms of agreements available for stock-based awards issued under the 2001 and 2004 Stock Incentive Plans.

10.15.1	Form of agreement for stock options issued under the HM Revenue and Customs Approved Sub-Plan for UK Employees under the 2004 Stock Incentive Plan.

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99	Press release issued July 23, 2010, reporting our results of operations for the second quarter of 2010.

101	The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s unaudited condensed consolidated interim financial statements and notes that are included in this Form 10-Q Report.

	101.INS	XBRL Instance Document (File name: trow-20100630.xml).

	101.SCH	XBRL Taxonomy Extension Schema Document (File name:
trow-20100630.xsd).

	101.CAL	XBRL Taxonomy Calculation Linkbase Document (File name:
trow-20100630_cal.xml).

	101.LAB	XBRL Taxonomy Label Linkbase Document (File name:
trow-20100630_lab.xml).

	101.PRE	XBRL Taxonomy Presentation Linkbase Document (File name:
trow-20100630_pre.xml).

	101.DEF	XBRL Taxonomy Definition Linkbase Document (File name:
trow-20100630_def.xml).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 23, 2010.

T. Rowe Price Group, Inc.
by:	/s/ Kenneth V. Moreland
Vice President and Chief Financial Officer