Form 10-Q
period 2010-09-30
PRICE T ROWE GROUP INC
filed 2010-10-22
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, October 20, 2010, is 256,435,435.
The exhibit index is at Item 6 on page 16.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2009	9/30/2010
ASSETS
Cash and cash equivalents	$743.3	$810.4
Accounts receivable and accrued revenue	246.2	275.2
Investments in sponsored mutual funds	677.5	722.1
Debt securities held by savings bank subsidiary	182.6	186.9
Other investments	45.7	195.5
Property and equipment	512.8	557.4
Goodwill	665.7	665.7
Other assets	136.5	150.1

Total assets	$3,210.3	$3,563.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$79.9	$80.6
Accrued compensation and related costs	53.3	212.0
Income taxes payable	33.6	42.6
Customer deposits at savings bank subsidiary	161.3	163.7

Total liabilities	328.1	498.9

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, undesignated, $.20 par value — authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value — authorized 750,000,000; issued 258,534,000 shares in 2009 and 256,367,000 in 2010	51.7	51.3
Additional capital in excess of par value	488.5	418.3
Retained earnings	2,240.1	2,477.6
Accumulated other comprehensive income	101.9	117.2

Total stockholders’ equity	2,882.2	3,064.4

Total liabilities and stockholders’ equity	$3,210.3	$3,563.3

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended		Nine months ended
	9/30/2009	9/30/2010	9/30/2009	9/30/2010
Revenues
Investment advisory fees	$417.3	$502.5	$1,084.4	$1,466.3
Administrative fees	80.0	82.9	238.7	251.2
Investment income of savings bank subsidiary	1.8	1.6	5.2	4.9

Total revenues	499.1	587.0	1,328.3	1,722.4
Interest expense on savings bank deposits	1.0	0.9	3.5	2.7

Net revenues	498.1	586.1	1,324.8	1,719.7

Operating expenses
Compensation and related costs	196.3	214.2	571.4	637.0
Advertising and promotion	13.0	18.6	49.4	62.2
Depreciation and amortization of property and equipment	16.4	15.9	49.7	46.8
Occupancy and facility costs	26.0	28.3	75.8	79.8
Other operating expenses	39.1	47.2	106.7	140.2

Total operating expenses	290.8	324.2	853.0	966.0

Net operating income	207.3	261.9	471.8	753.7

Non-operating investment income (loss)	5.2	8.9	(22.9)	18.1

Income before income taxes	212.5	270.8	448.9	771.8
Provision for income taxes	79.6	101.7	167.8	291.2

Net income	$132.9	$169.1	$281.1	$480.6

Earnings per share on common stock
Basic	$.52	$.66	$1.10	$1.86

Diluted	$.50	$.64	$1.07	$1.81

Dividends declared per share	$.25	$.27	$.75	$.81

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine months ended
	9/30/2009	9/30/2010
Cash flows from operating activities
Net income	$281.1	$480.6
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	49.7	46.8
Stock-based compensation expense	68.0	66.3
Intangible asset amortization	.3	.3
Other than temporary impairments of investments in sponsored mutual funds	36.1	—
Other changes in assets and liabilities	31.4	117.5

Net cash provided by operating activities	466.6	711.5

Cash flows from investing activities
Investment in UTI Asset Management Company Limited	—	(143.6)
Investments in sponsored mutual funds	(74.2)	(24.3)
Dispositions of sponsored mutual funds	52.6	11.6
Investments in debt securities held by savings bank subsidiary	(54.4)	(44.0)
Proceeds from debt securities held by savings bank subsidiary	41.8	42.2
Additions to property and equipment	(103.0)	(101.4)
Other investing activity	(4.9)	(5.6)

Net cash used in investing activities	(142.1)	(265.1)

Cash flows from financing activities
Repurchases of common stock	(58.9)	(240.0)
Common share issuances under stock-based compensation plans	20.4	42.1
Excess tax benefits from share-based compensation plans	20.2	25.1
Dividends	(192.3)	(208.9)
Change in savings bank subsidiary deposits	6.3	2.4

Net cash used in financing activities	(204.3)	(379.3)

Cash and cash equivalents
Net change during period	120.2	67.1
At beginning of year	619.1	743.3

At end of period	$739.3	$810.4

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

			Additional		Accumulated
	Common		capital in		other	Total
	shares	Common	excess of par	Retained	comprehensive	stockholders’
	outstanding	stock	value	earnings	income	equity
Balances at December 31, 2009	258,534	$51.7	$488.5	$2,240.1	$101.9	$2,882.2

Comprehensive Income
Net income				480.6		480.6
Net unrealized gains, net of tax					16.0	16.0
Currency translation adjustment, net of tax					(0.7)	(0.7)

Total comprehensive income						495.9
Dividends				(209.1)		(209.1)
Common stock-based compensation plans activity
Shares issued upon option exercises	2,583	0.5	42.8			43.3
Restricted shares issued	255	.1	(.2)			(.1)
Shares issued on vesting of restricted stock units	3	.0	.0			.0
Forfeiture of restricted awards	(10)	.0	.0			.0
Net tax benefits			25.9			25.9
Stock-based compensation expense			66.3			66.3
Common shares repurchased	(4,998)	(1.0)	(205.0)	(34.0)		(240.0)

Balances at September 30, 2010	256,367	$51.3	$418.3	$2,477.6	$117.2	$3,064.4

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
NOTE 2 — INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.
Accounts receivable from our sponsored mutual funds for advisory fees and advisory-related administrative services aggregate $130.1 million at December 31, 2009, and $135.6 million at September 30, 2010.
Revenues (in millions) from advisory services provided under agreements with our sponsored mutual funds and other investment clients include:

	Three months ended		Nine months ended
	9/30/2009	9/30/2010	9/30/2009	9/30/2010
Sponsored mutual funds in the U.S.
Stock and blended asset	$230.6	$271.3	$587.9	$809.2
Bond and money market	58.8	72.9	162.0	203.2

	289.4	344.2	749.9	1,012.4
Other portfolios	127.9	158.3	334.5	453.9

Total investment advisory fees	$417.3	$502.5	$1,084.4	$1,466.3

The following table summarizes the various investment portfolios and assets under management (in billions) on which we earn advisory fees.

	Average during		Average during
	the third quarter		the first nine months
	2009	2010	2009	2010
Sponsored mutual funds in the U.S.
Stock and blended asset	$150.8	$178.5	$130.3	$178.9
Bond and money market	53.5	67.4	50.2	64.7

	204.3	245.9	180.5	243.6
Other portfolios	136.9	170.2	122.1	165.3

	$341.2	$416.1	$302.6	$408.9

	As of
	12/31/2009	9/30/2010
Sponsored mutual funds in the U.S.
Stock and blended asset	$172.7	$189.4
Bond and money market	60.0	69.3

	232.7	258.7
Other portfolios	158.6	181.0

	$391.3	$439.7

Investors that we serve are primarily domiciled in the United States of America; investment advisory clients domiciled outside the United States account for more than 12% of our assets under management at September 30, 2010.
Fees for advisory-related administrative services provided to our sponsored mutual funds during the first nine months of the year were $187.5 million in 2009 and $197.6 million in 2010. Fees for these services during the third quarter were $61.7 million in 2009 and $66.0 million in 2010.

NOTE 3 — INVESTMENTS IN SPONSORED MUTUAL FUNDS.
These investments (in millions) include:

	Aggregate	Unrealized holding		Aggregate
	cost	Gains	Losses	fair value
December 31, 2009
Stock and blended asset funds	$278.6	$125.7	$—	$404.3
Bond funds	238.9	34.3	—	273.2

	$517.5	$160.0	$—	$677.5

September 30, 2010
Stock and blended asset funds	$286.2	$143.5	$—	$429.7
Bond funds	248.5	43.9	—	292.4

	$534.7	$187.4	$—	$722.1

NOTE 4 — DEBT SECURITIES HELD BY AND CUSTOMER DEPOSITS AT SAVINGS BANK SUBSIDIARY.
Our savings bank subsidiary holds investments in marketable debt securities, including mortgage- and other asset-backed securities, which are accounted for as available-for-sale. The following table (in millions) details the components of these investments.

	12/31/2009		9/30/2010
		Unrealized		Unrealized
		holding		holding
	Fair	gains	Fair	gains
	value	(losses)	value	(losses)
Investments with temporary impairment (30 securities in 2010) of
Less than 12 months	$14.4	$(.3)	$6.7	$(.1)
12 months or more	9.8	(.8)	6.5	(.3)

Total	24.2	(1.1)	13.2	(.4)
Investments with unrealized holding gains	158.4	4.4	173.7	5.0

Total debt securities	$182.6	$3.3	$186.9	$4.6

Aggregate cost	$179.3		$182.3

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
The estimated fair value of our customer deposit liability, based on discounting expected cash outflows at maturity dates that range up to five years, using current interest rates offered for deposits with the same dates of maturity, was $164.9 million at December 31, 2009, and $167.6 million at September 30, 2010.
NOTE 5 — OTHER INVESTMENTS.
These investments (in millions) include:

	12/31/2009	9/30/2010
Cost method investments
10% interest in Daiwa SB Investments Ltd. (Japan)	$13.6	$13.6
Other investments	27.8	33.5
Equity method investments
26% interest in UTI Asset Management Company Limited (India)	—	145.0
Other investments	1.6	1.5
Sponsored mutual fund investments held as trading	1.8	1.9
INR non-deliverable forward contract	.9	—

Total other investments	$45.7	$195.5

On January 20, 2010, we purchased a 26% equity interest in UTI Asset Management Company and an affiliate from existing stockholders for 6.5 billion Indian rupees (INR) or $142.4 million, plus transaction costs of $3.2 million of which $2.0 million was paid in 2009. We are accounting for this investment using the equity method of accounting whereby its carrying value is adjusted to reflect our share of UTI’s earnings and losses, the unrealized gain or loss resulting from the translation of UTI’s financial statements into U.S. dollars and dividends received. Our share of UTI’s earnings recognized for the first nine months of 2010 totaled $2.8 million.
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

	Level 1	Level 2
December 31, 2009
Cash equivalents	$676.5
Investments in sponsored mutual funds
Held as available-for-sale	677.5
Held as trading	1.8
Debt securities held by savings bank subsidiary	—	$182.6
INR non-deliverable forward contract	.9	—

Total	$1,356.7	$182.6

September 30, 2010
Cash equivalents	$728.5
Investments in sponsored mutual funds
Held as available-for-sale	722.1
Held as trading	1.9
Debt securities held by savings bank subsidiary	—	$186.9

Total	$1,452.5	$186.9

NOTE 7 — STOCK-BASED COMPENSATION.
Stock-based grants.
The following table summarizes the status of and changes in our stock option grants during the first nine months of 2010.

		Weighted-
		average
		exercise
	Options	price
Outstanding at beginning of year	39,269,159	$38.10
Semiannual grants	5,662,250	$48.63
Reload grants	142,160	$56.10
Non-employee director grants	4,000	$56.51
New hire grants	9,000	$50.02
Exercised	(3,398,185)	$25.93
Forfeited	(217,150)	$44.99
Expired	(31,578)	$56.62

Outstanding at end of period	41,439,656	$40.55

Exercisable at end of period	22,054,416	$36.50

The following table summarizes the status of and changes in our nonvested restricted shares and restricted stock units during the first nine months of 2010.

		Restricted
	Restricted	stock	Weighted-average
	shares	units	fair value
Nonvested at beginning of year	587,919	310,951	$46.19
Granted to employees and directors	257,700	159,855	$48.69
Vested	(11,387)	(10,075)	$47.82
Forfeited	(9,875)	(11,000)	$46.05

Nonvested at end of period	824,357	449,731	$46.99

Future stock-based compensation expense.
The following table presents the compensation expense (in millions) to be recognized over the remaining vesting periods of the stock-based awards outstanding at September 30, 2010. Estimated future compensation expense will change to reflect future option grants, including reloads; future awards of unrestricted shares, restricted shares, and restricted stock units; changes in estimated forfeitures; and adjustments for actual forfeitures.

Fourth quarter 2010	$21.5
2011	69.7
2012 through 2015	67.7

Total	$158.9

NOTE 8 — EARNINGS PER SHARE CALCULATIONS.
The reconciliation (in millions) of our net income to net income allocated to our common stockholders and the weighted average shares (in millions) that are used in calculating the basic and the diluted earnings per share on our common stock follow.

	Three months ended		Nine months ended
	9/30/2009	9/30/2010	9/30/2009	9/30/2010
Net income	$132.9	$169.1	$281.1	$480.6
Less: net income allocated to outstanding restricted stock and stock unit holders	(.5)	(.7)	(1.0)	(2.0)

Net income allocated to common stockholders	$132.4	$168.4	$280.1	$478.6

Weighted average common shares
Outstanding	256.1	255.5	255.5	257.3

Outstanding assuming dilution	263.6	261.8	261.3	264.6

Weighted average common shares outstanding assuming dilution reflects the potential additional dilution, determined using the treasury stock method that could occur if outstanding stock options were exercised. For the third quarter of 2010, the weighted average common shares outstanding assuming dilution excludes the effect of 17.8 million outstanding stock options with an average exercise price of $51.48 that, when taken together with related unrecognized compensation expense, are out-of-the-money. The weighted average common shares outstanding assuming dilution for the first nine months of 2010 excludes 14.1 million outstanding stock options with an average exercise price of $52.09.
NOTE 9 — COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME.
The following table presents the components (in millions) of comprehensive income.

	Nine months ended
	9/30/2009	9/30/2010
Net income	$281.1	$480.6

Other comprehensive income, net of tax
Investments in sponsored mutual funds:
Net unrealized holding gains	131.0	31.9
Other than temporary impairments recognized in income	36.1	—
Net losses (gains) realized on dispositions	(4.2)	(4.5)
Deferred income taxes	(58.0)	(12.3)

Net unrealized holding gains of investments in sponsored mutual funds recognized in other comprehensive income	104.9	15.1

Debt securities held by savings bank subsidiary:
Net unrealized holding gains	5.9	1.3
Net losses (gains) realized on dispositions	.3	—
Deferred income taxes	(2.2)	(.4)

Net unrealized holding gains of debt securities held by savings bank subsidiary recognized in other comprehensive income	4.0	.9

Total net unrealized holding gains recognized in other comprehensive income	108.9	16.0

Investment in UTI Asset Management Company Ltd.
Change in currency translation adjustment	—	(1.0)
Deferred tax benefits	—	.3

Total currency translation adjustment	—	(.7)

Total other comprehensive income	108.9	15.3

Total comprehensive income	$390.0	$495.9

Comprehensive income for the third quarter was $178.4 million in 2009 and $203.0 million in 2010.
The currency translation gain results from translating our proportionate share of the financial statements of UTI, our equity method investment, into U.S. dollars. Assets and liabilities are translated into U.S. dollars using quarter-end exchange rates, and revenues and expenses are translated using weighted-average exchange rates for the period.
The components of accumulated other comprehensive income (in millions) at September 30, 2010, are presented below.

Net unrealized holding gains on
Investments in sponsored mutual funds	$187.4
Debt securities held by savings bank subsidiary	4.6

192.0
Deferred income taxes	(74.1)

Net unrealized holding gains	$117.9
Currency translation adjustment, net of deferred tax benefit of $.3 million	(.7)

Accumulated other comprehensive income	$117.2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:
We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries (“the Company”) as of September 30, 2010, the related condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2010 and 2009, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2010 and 2009, and the related condensed consolidated statement of stockholders’ equity for the nine-month period ended September 30, 2010. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
October 22, 2010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL.
Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our sponsored mutual funds and other managed investment portfolios. Investment advisory clients domiciled outside the United States account for more than 12% of our assets under management at September 30, 2010.
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
We remain debt-free with substantial liquidity and resources that allow us to take advantage of attractive growth opportunities, invest in key capabilities including investment professionals and technologies and, most importantly, provide our clients with strong investment management expertise and service both now and in the future.
On January 20, 2010, we purchased a 26% equity interest in UTI Asset Management Company and an affiliate from existing stockholders for 6.5 billion Indian rupees (INR) or $142.4 million. During the first nine months of 2010, we repurchased 5.0 million shares of our common stock for $240.0 million. We funded the investment in UTI and the share repurchases with existing cash balances and cash generated from operations.
We decided in the fourth quarter 2010 that we will make a capital contribution to certain of our sponsored money market mutual funds. We are making this contribution to offset the cumulative net losses realized by those funds in recent years in order to allay any fund shareholder concerns that might arise as a result of new SEC disclosure rules. This fourth quarter contribution to the funds will result in a one-time pretax charge of approximately $17 million. Our sponsored money market mutual funds have net assets totaling approximately $28 billion at September 30, 2010.
BACKGROUND.
U.S. equity markets recovered their second quarter 2010 losses despite a volatile third quarter. After moving higher in July on favorable second quarter corporate earnings reports, equity markets weakened again in August amid concerns that the economic recovery was faltering, as evidenced by a rise in the unemployment rate to 9.6% and continued weakness in the housing market despite historically low mortgage rates. In September, the equity markets rebounded strongly on better than expected economic data, particularly in the manufacturing sector, and reassurance from the Federal Reserve that the central bank would employ their monetary policy tools, as needed, to help promote economic recovery. With the slow pace of the economic recovery continuing and both actual inflation and inflation expectations at low levels, the Federal Reserve maintained the target funds rate near zero.
The S&P 500 Index of large-cap companies in leading industries of the U.S. economy posted a third quarter gain of 11.3%, in contrast to the 11.4% loss in the second quarter 2010. For the quarter, the NASDAQ Composite Index, which is heavily weighted with technology companies, returned 12.3% (excluding dividends). This strong third quarter performance helped push the year-to-date returns for these indexes into positive territory, a return of 3.9% and 4.4%, respectively.
Other equity markets around the world posted strong gains in the third quarter as well, despite lingering concerns over European debt, the stability of the Chinese economic recovery, and fears of a double-dip recession in the U.S. Returns to U.S. investors were boosted as the dollar weakened against other currencies. Emerging markets fared best, particularly in Europe, the Middle East and Africa, as developed markets continued to confront economic pressures. The MSCI Emerging Markets Index returned 18.2% while the MSCI EAFE Index, which measures the performance of mostly large-cap stocks in Europe, Australasia and the Far East, returned 16.5%. These indexes ended the first nine months of 2010 up 11.0% and 1.5%, respectively.
Long-term Treasury yields continued to fall in the third quarter. By the end of the third quarter, the yield on the benchmark 10-year U.S. Treasury was 2.53%, a decrease of 44 basis points from June 30, 2010. On the shortest end of the yield curve, the annual yield for one-month treasury bills was .14%.
U.S. fixed income securities continued to see positive returns in the third quarter. While long-term Treasuries performed well due to the skepticism about the strength and durability of the economic recovery, corporate bonds also experienced good returns as investors sought higher yields and were attracted by generally solid balance sheets. The Barclays Capital U.S. Aggregate Index gained 2.5% in the third quarter and 7.9% for the first nine months of 2010. The Barclays Capital Global Aggregate Ex-US Dollar Bond Index was up 10.9% in the third quarter 2010, and 6.4% for the year-to-date due in part to a weakening U.S. dollar. For the first nine months of 2010, the Credit Suisse High Yield Index gained 10.9%, while the J.P. Morgan Emerging Markets Index Plus gained 14.5%.
Investors entrusted net inflows of $23.4 billion to our investment management during the first nine months of 2010, including $8.0 billion in the third quarter. Market appreciation and income added $25.0 billion to assets under management for the first nine months of 2010. Assets under our management totaled $439.7 billion at September 30, 2010, up 48.6 billion from June 30, 2010. The changes (in billions) in 2010 have occurred as follows.

				First nine
	Quarter	Quarter	Quarter	months
	ended	ended	ended	ended
	3/31/2010	6/30/2010	9/30/2010	9/30/2010
Assets under management at beginning of period	$391.3	$419.0	$391.1	$391.3

Net cash inflows
Sponsored mutual funds in the U.S.	6.1	3.2	1.1	10.4
Other portfolios	4.2	1.9	6.9	13.0

	10.3	5.1	8.0	23.4
Market valuation changes and income	17.4	(33.0)	40.6	25.0

Change during the period	27.7	(27.9)	48.6	48.4

Assets under management at end of period	$419.0	$391.1	$439.7	$439.7

Assets under management at September 30, 2010, include $320.9 billion in stock and blended asset investment portfolios and $118.8 billion in fixed income investment portfolios. The investment portfolios that we manage consist of $258.7 billion in the T. Rowe Price mutual funds distributed in the United States and $181.0 billion in other investment portfolios, including separately managed accounts, sub-advised funds, and other sponsored investment portfolios including common trust funds and mutual funds offered to investors outside the U.S. and through variable annuity life insurance plans.
We incur significant expenditures to attract new investment advisory clients and additional investments from our existing clients. These efforts involve costs that generally precede any future revenues that we might recognize from additions to our assets under management.
RESULTS OF OPERATIONS.
Third quarter 2010 versus third quarter 2009.
Investment advisory revenues increased 20.4%, or $85.2 million, to $502.5 million in the third quarter of 2010 as average assets under our management increased $74.9 billion to $416.1 billion. The average annualized fee rate earned on our assets under management was 47.9 basis points during the third quarter of 2010 down from the 48.5 basis points earned in the 2009 quarter. Money market fees of $5.2 million were voluntarily waived to maintain a positive yield for fund investors in the 2010 quarter and were greater than the $1.4 million of fees waived in the comparable 2009 period. We waived these fees beginning in 2009 and anticipate such fee waivers in the fourth quarter of 2010 and into 2011.
Net revenues increased $88.0 million, or 17.7%, to $586.1 million. Operating expenses of $324.2 million in the third quarter of 2010 were up $33.4 million, or 11.5% from the comparable 2009 quarter. Overall, net operating income of $261.9 million for the third quarter of 2010 was 26.3% higher than the $207.3 million earned in the 2009 quarter. The increase in our average assets under management and resulting advisory revenue increased our operating margin for the third quarter 2010 to 44.7% from 41.6% in the comparable 2009 quarter. Net income increased $36.2 million from the third quarter of 2009 to $169.1 million and diluted earnings per share on our common stock increased 28.0% to $.64 from $.50 in the 2009 quarter.
Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the U.S. increased 18.9%, or $54.8 million, to $344.2 million. Average mutual fund assets under management in the third quarter of 2010 were $245.9 billion, an increase of 20.4% from the average for the comparable 2009 quarter. Mutual fund assets at September 30, 2010 were $258.7 billion, an increase of $25.2 billion, or 10.8% from the end of June 2010.
Net inflows to the sponsored mutual funds were $1.1 billion during the third quarter of 2010, including $700 million originating in our target-date retirement funds. Fund net inflows are presented net of $1.0 billion of assets transferred to our sponsored target-date retirement trusts from our target-date retirement funds during the quarter. Net inflows of $1.8 billion added to the bond funds were offset by net outflows of $.6 billion from the stock and blended asset funds and $.1 billion from the money market funds. The Short-Term Bond and Tax Free Income Funds had net inflows of $.4 billion and $.3 billion, respectively. Market appreciation and income increased our mutual fund assets under management by $24.1 billion during the third quarter of 2010.
Investment advisory revenues earned on the other investment portfolios that we manage increased $30.4 million, or 23.8%, from the third quarter of 2009, to $158.3 million. Average assets in these portfolios were $170.2 billion during the third quarter of 2010, an increase of $33.3 billion, or 24.3%, from the 2009 quarter. Ending assets at September 30, 2010 were $181.0 billion, up $23.4 billion from the end of June 2010. Net inflows of $6.9 billion in the 2010 quarter were sourced primarily from institutional investors in and outside the U.S. and third party financial intermediaries. These inflows included $1.0 billion of assets transferred from the target-date retirement funds into target-date retirement trusts. Market appreciation and income increased assets under management in these portfolios by $16.5 billion.
Administrative fees increased $2.9 million from the third quarter of 2009 to $82.9 million. This change includes a $2.3 million increase in our mutual fund servicing revenue and $2.0 million increase in 12b-1 distribution and service fees recognized on higher average assets under management in the Advisor and R classes of our sponsored mutual funds. These increases are offset by a $1.8 million decrease in brokerage fees resulting from the reduction in per-trade commissions charged beginning July 1, 2010 to customers with substantial assets. Changes in administrative fees are generally offset by a similar change in the related operating expenses that are incurred to distribute Advisor and R class fund shares through third party intermediaries and to provide services to the funds and their investors.
Compensation and related costs increased $17.9 million, or 9.1%, compared to the third quarter of 2009. This increase is attributable to a $10.0 million increase over the prior year’s quarter in our annual variable compensation programs, which are based on our operating results and other factors such as our relative risk-adjusted investment performance, and the high quality of our investor services. The 2010 quarter also includes an increase of $4.0 million in salaries expense from the 2009 quarter, which results from an increase in our average staff size of nearly 2.5% coupled with a modest increase in our associates’ base salaries at the beginning of the year. At September 30, 2010, we employed 4,975 associates up 3.6% from the 4,802 associates employed at the end of 2009. Increases in temporary employment expenses and other employee costs make up the balance of the change from the 2009 period.
Advertising and promotion expenditures were up $5.6 million, or 43.1%, compared to the third quarter of 2009 in response to investor interest in recovering markets. We currently expect that our advertising and promotion expenditures for the fourth quarter of 2010 will be up about $5.0 million from the comparable 2009 quarter. We vary our level of spending based on market conditions and investor demand as well as our efforts to expand our investor base in the U.S. and abroad.

Occupancy and facility costs together with depreciation and amortization expense were up $1.8 million versus the 2009 period. The costs for our facilities, upgrading technology capabilities and related maintenance have all risen to meet increased business demands.
Other operating expenses increased $8.1 million, or 20.7%, from the third quarter of 2009, including an increase of $2.0 million in distribution and service expenses recognized on higher average assets under management in our Advisor and R classes of mutual fund shares that are sourced from financial intermediaries. These costs are offset by an equal increase in our administrative revenues recognized from the 12b-1 fees discussed above. Consulting fees, travel costs, other professional fees and other operating costs have all risen from the third quarter of 2009 to meet increasing business demands.
Our non-operating investment activity, which includes interest income as well as the recognition of investment gains and losses, increased $3.7 million from the comparable 2009 quarter. The increase includes $1.3 million of additional investment gains realized on the sale of mutual fund investments as we rebalanced our portfolio and $1.8 million of equity earnings from our investment in UTI.
The third quarter 2010 provision for income taxes as a percentage of pretax income is 37.6%, down from our estimate for the full year 2010 of 38.0% due to certain discrete period adjustments made to our prior years’ tax accruals.
First nine months of 2010 versus first nine months of 2009.
Investment advisory revenues were up 35.2%, or $381.9 million, to nearly $1.5 billion in the first nine months of 2010 as average assets under our management increased $106.3 billion to $408.9 billion. The average annualized fee rate earned on our assets under management was 47.9 basis points during the nine months of 2010, unchanged from the basis points earned during the comparable 2009 period and down slightly from the 48.1 basis points earned during the 2009 year. We have waived $18.4 million in money market advisory fees for the first nine months of 2010.
Net revenues increased $394.9 million, or 29.8%, to $1.7 billion. Operating expenses grew $113.0 million to $966.0 million in the first nine months of 2010, an increase of 13.2% from the comparable 2009 period. Overall, net operating income for year-to-date 2010 increased $281.9 million, or 59.7%, to $753.7 million. Our operating margin for the first nine months of 2010 was 43.8%, up from 35.6% for the 2009 period. Our net income increased $199.5 million, or 71.0% to $480.6 million from the 2009 period. Diluted earnings per share on our common stock is $1.81 for the first nine months of 2010, an increase of $.74 from $1.07 earned in the 2009 period.
Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States increased 35.0%, or $262.5 million, to about $1.0 billion. Year-to-date 2010 average mutual fund assets were $243.6 billion, an increase of 35.0% from the average for the comparable 2009 period. Net inflows into the mutual funds during the first nine months of 2010 were $10.4 billion, including $4.8 billion originating in our target-date retirement funds. Our bond funds had net inflows of $6.3 billion, including $1.4 billion into the New Income Fund, $1.3 billion into the Short-Term Bond Fund, $.6 billion into the Tax-Free Income Fund and $.5 billion into each of the Emerging Market Bond and International Bond Funds. Our stock and blended asset funds added $4.6 billion of net inflows. The Value Fund had net inflows of $1.2 billion, while the Mid-Cap Value, Growth Stock, and Equity Index 500 Funds each added at least $600 million for a combined total of $2.1 billion in net inflows. The money market funds had net outflows of $500 million. Higher market valuations and income increased fund assets by $15.6 billion.
Investment advisory revenues earned on the other investment portfolios that we manage increased $119.4 million, or 35.7%, to $453.9 million. Average assets in these portfolios were $165.3 billion during the first nine months of 2010, an increase of 35.4% from the 2009 period. Net inflows from institutional investors in and outside the U.S. and third party financial intermediaries were $13.0 billion and market appreciation and income added $9.4 billion.
Administrative fees increased $12.5 million to $251.2 million during the first nine months of 2010. The change in these revenues includes a $9.2 million increase of 12b-1 distribution and service fees recognized on higher assets under management in the Advisor and R classes of our sponsored mutual funds. Increases in our defined contribution plan and mutual fund servicing revenue of $4.9 million were offset by a $2.5 million decrease in brokerage fees due to a reduction in per-trade commissions charged beginning July 1, 2010 to customers with substantial assets.
Compensation and related costs, increased $65.6 million, or 11.5%, compared to the first nine months of 2009. The largest part of the increase is attributable to a $59.6 million increase in our interim accrual for our annual variable compensation programs. Higher temporary employment expenses, other employee benefits and employee related costs for the first nine months of 2010 were offset by lower salaries resulting from the impact of the nonrecurring severance costs recognized in the 2009 period and our year-to-date 2010 average head count decreasing 4.0% from the first nine months of 2009.
Advertising and promotion expenditures were up $12.8 million, or 25.9%, compared to year-to-date 2009 in response to improved market conditions and investor sentiment over the last twelve months.
Other operating expenses increased $33.5 million, or 31.4%, from the first nine months of 2009, including an increase of $9.2 million in distribution and service expenses recognized on higher average assets under management in our Advisor and R classes of mutual fund shares that are sourced from financial intermediaries. These costs are offset by an equal increase in our administrative revenues recognized from the 12b-1 fees discussed above. The remaining increase is a result of other operating costs, including consulting fees, travel costs and other professional services, incurred to meet increasing business demands.
Our non-operating investment income activity resulted in a net gain of $18.1 million for the first nine months of 2010 compared to a net loss of $22.9 million in the 2009 period. This change of $41.0 million includes $36.1 million in other than temporary impairments recognized on our investments in sponsored mutual funds in the first nine months of 2009. The change also includes $2.2 million in gains recognized in the 2010 period for the settlement and valuation of a series of non-deliverable forward contracts used to economically hedge the foreign currency exposure associated with the UTI acquisition price and $2.8 million in equity earnings from our investment in UTI.

CAPITAL RESOURCES AND LIQUIDITY.
Operating activities during the first nine months of 2010 provided cash flows of $711.5 million, up $244.9 million from 2009, including a $199.5 million increase in net income and an $86.1 million increase in timing differences in the cash settlement of our assets and liabilities. These increases are offset by the impact of $36.1 million in other than temporary impairments of our investments in sponsored mutual funds that were experienced in the first nine months of 2009 and did not reoccur in 2010. Our interim operating cash outflows do not include bonus compensation that is accrued throughout the year before being substantially paid out in December.
Net cash used in investing activities totaled $265.1 million, up $123.0 million from the 2009 period, primarily from the purchase of a 26% equity interest in UTI for $142.4 million plus related transaction costs incurred in the 2010 period of $1.2 million. We made $8.9 million less net investments into our sponsored mutual funds in 2010 compared to the 2009 period. The change also includes $10.4 million in fewer investments made in debt securities held by our savings bank.
Net cash used in financing activities was $379.3 million in the first nine months of 2010, up $175.0 million from the 2009 period. We increased our stock repurchases by expending $181.1 million more than in the first nine months of 2009. Dividends paid during the first nine months of 2010 increased $16.6 million from the 2009 period due primarily to a $.02 increase in our quarterly per-share dividend. Cash proceeds from option exercises were up $21.7 million in 2010 compared to 2009 as the higher market valuations of our common stock experienced in the early part of 2010 led employees to exercise.
Our cash and mutual fund investments at September 30, 2010 were $1.5 billion, and we have no debt. Given the availability of these financial resources, we do not maintain an available external source of liquidity. We anticipate property and equipment expenditures for the full year 2010 to be about $130 million and expect to fund them from our cash balances.
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
Item 4. Controls and Procedures.
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of September 30, 2010, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the third quarter of 2010, and has concluded that there was no change during the third quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
There has been no material change in the information provided in Item 1A of our Form 10-K Annual Report for 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)	Repurchase activity during the third quarter of 2010 conducted pursuant to the Board of Directors’ June 5, 2008, authorization follows.

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased as	of Shares that May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
Month	Purchased	per Share	Announced Program	Under the Program
July	850,512	$45.16	850,512	7,994,265
August	583,355	$45.43	583,355	7,410,910
September	—		—	22,410,910

Total	1,433,867	$45.27	1,433,867

On September 8, 2010, our Board of Directors approved a 15 million share increase in the company’s authorization to repurchase its common stock.

Item 5. Other Information.
On October 22, 2010, we issued a press release reporting our results of operations for the third quarter of 2010. A copy of that press release is furnished herewith as Exhibit 99. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.
Item 6. Exhibits.
The following exhibits required by Item 601 of Regulation S-K are furnished herewith.

3(i).1	Charter of T. Rowe Price Group, Inc., as Amended by Articles of Amendment dated April 10, 2008. (Incorporated by reference from Form 10-Q Report for the quarterly period ended March 31, 2008; Accession No. 0000950133-08-001597).

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of February 12, 2009. (Incorporated by reference from Form 8-K Current Report as of February 17, 2009; Accession No. 0000950133-09-000369).

10.03	Transfer Agency and Service Agreement as of January 1, 2010, between T. Rowe Price Services, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS; Accession No. 0000902259-10-000015).

10.04	Agreement as of January 1, 2010, between T. Rowe Price Retirement Plan Services, Inc. and certain of the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS; Accession No. 0000902259-10-000015).

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99	Press release issued October 22, 2010, reporting our results of operations for the third quarter of 2010.

101	The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s unaudited condensed consolidated interim financial statements and notes that are included in this Form 10-Q Report.

101.INS	XBRL Instance Document (File name: trow-20100930.xml).

101.SCH	XBRL Taxonomy Extension Schema Document (File name: trow-20100930.xsd).

101.CAL	XBRL Taxonomy Calculation Linkbase Document (File name: trow-20100930_cal.xml).

101.LAB	XBRL Taxonomy Label Linkbase Document (File name: trow-20100930_lab.xml).

101.PRE	XBRL Taxonomy Presentation Linkbase Document (File name: trow-20100930_pre.xml).

101.DEF	XBRL Taxonomy Definition Linkbase Document (File name: trow-20100930_def.xml).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 22, 2010.

T. Rowe Price Group, Inc.
by:	/s/ Kenneth V. Moreland
Vice President and Chief Financial Officer