Form 10-K
period 2010-12-31
PRICE T ROWE GROUP INC
filed 2011-02-08
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the common equity (all voting) held by non-affiliates (excludes current executive officers and directors) at February 1, 2011, computed using $44.39 per share (the NASDAQ Official Closing Price on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter) was $11.5 billion.
The number of shares outstanding of the registrant’s common stock as of the latest practicable date, February 1, 2011, is 258,993,603.
DOCUMENTS INCORPORATED BY REFERENCE: In Part III, the Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.
Exhibit index begins on page 43.

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
We operate our investment advisory business through our subsidiary companies, primarily T. Rowe Price Associates, Inc., T. Rowe Price International, Inc., and T. Rowe Price Global Investment Services Limited. Following the close of business on December 31, 2010, we completed an international reorganization to realize additional operational efficiencies whereby all our international operations were consolidated under one entity, T. Rowe Price Global Investment Services Limited. As part of the reorganization, the operations of our existing Hong Kong and Singapore branches were transferred to two newly incorporated investment advisers, T. Rowe Price Hong Kong Limited and T. Rowe Price Singapore Private Ltd. We also dissolved T. Rowe Price International, Inc. and renamed T. Rowe Price Global Investment Services Limited to T. Rowe Price International Ltd.
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

Fund	Date Closed
Institutional Mid-Cap Equity Growth	December 8, 2003
Institutional Small-Cap Stock	February 20, 2004
Mid-Cap Growth	May 31, 2010
Mid-Cap Value	May 31, 2010
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

Our research staff operates primarily from offices located in the United States and England with additional staff resident in Argentina, Hong Kong, Japan, and Singapore. We also use research provided by brokerage firms and security analysts in a supportive capacity and information received from private economists, political observers, commentators, government experts, and market analysts. Our stock selection process for some investment portfolios is based on quantitative analyses using computerized data modeling.
We also provide certain administrative services as ancillary services to our investment advisory clients. These administrative services are provided by several of our subsidiaries and include mutual fund transfer agent, accounting, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans investing in our sponsored mutual funds; recordkeeping services for defined contribution retirement plans investing in mutual funds outside the T. Rowe Price complex; brokerage; and trust services. Approximately 90% of our administrative revenues in 2010 were determined based generally on the recovery of our related costs to provide the administrative services. Changes in our administrative revenues and related expenses, therefore, do not significantly affect our net operating income or net income.
Information concerning our revenues, results of operations and total assets, and our investment assets under management during the past three years is contained in our consolidated financial statements and in note 2 thereto, which are both included in Item 8 of this Form 10-K.
2010 DEVELOPMENTS. Total assets under our management increased $90.7 billion over the course of 2010 and ended the year at a record $482.0 billion, a substantial recovery from the $276.3 billion at the end of 2008 and an increase of 21% from the previous record year-end high of $400.0 billion at the end of 2007. Our year-end assets under management include $360.6 billion in equity and blended asset investment portfolios and $121.4 billion in fixed income investment portfolios. The investment portfolios that we manage consist of $282.6 billion in the T. Rowe Price mutual funds distributed in the United States and $199.4 billion in other investment portfolios, including separately managed accounts for institutional and individual investors, subadvised funds, and other sponsored investment funds offered to investors outside the U.S. and through variable annuity life insurance plans in the U.S. Retirement accounts and variable annuity investment portfolios account for $293.3 billion of our year-end assets under management. Non-U.S. dollar denominated securities account for about $70 billion of the total.
The firm’s long-term investment advisory results relative to our peers remain very strong, with 86% of the T. Rowe Price funds across their share classes surpassing their comparable Lipper averages on a total return basis for the three-year period ended December 31, 2010, 88% outperforming for the five-year period, 84% outperforming for the 10-year period, and 74% outperforming for the one-year period. In addition, T. Rowe Price stock, bond and blended asset funds that ended the quarter with an overall rating of four or five stars from Morningstar account for more than 70% of our rated funds’ assets under management.
Our strong relative investment performance and brand awareness contributed significantly to attracting net inflows of $30.3 billion to our management in 2010. Third-party financial intermediaries, institutional investors around the world, and our target-date retirement portfolios were the most significant sources of these net inflows. Market appreciation and income added $60.4 billion in 2010.
Assets under management in our target-date retirement portfolios increased nearly 36% or $15.7 billion during 2010 to total $59.4 billion, or 12% of our managed assets at year-end.
Six Price funds — Growth Stock, Equity Income, Mid-Cap Growth, Blue Chip Growth, Value, and Capital Appreciation — accounted for 25% of our investment advisory revenues in 2010 and 21% of our assets under management at December 31, 2010.
Our international clients account for 12.5% of our total assets under management at December 31, 2010, up from nearly 12% at the beginning of the year.
On January 20, 2010, we completed the purchase of a 26% equity interest in UTI Asset Management Company and an affiliate from existing stockholders for 6.5 billion Indian rupees (INR), or $142.4 million, plus transaction costs of $3.2 million of which a portion was paid in 2009. We repurchased 5.0 million shares of our common stock for $240 million in 2010. We funded the investment in UTI and the share repurchases with existing cash balances and cash generated from operations.

We made a one-time contribution of $16.4 million in November 2010, to certain of our sponsored money market mutual funds to offset the effect of cumulative net losses realized by those funds in past years in order to allay any fund shareholder concerns that might arise because of new SEC disclosure rules. The charge associated with this one-time contribution is included in other operating expenses.
See the Background section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report for more information on the 2010 market environment in which we operated.
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
The advisory fee paid monthly by each of the Price funds is computed on a daily basis by multiplying a fund’s net assets by a specific fee rate. For the majority of the Price funds, the fee rate is equal to the sum of a tiered group rate that is set based on the aggregate net assets of nearly all of the Price funds and an individual fund rate that is set based on the fund’s specific investment objective.
The effective group rate when combined net assets exceed $220 billion is calculated based on a weighted-average fee across pricing tiers of 30.0 basis points for the first $220 billion of net assets plus 28.5 basis points for net assets in excess of $220 billion. To the extent that the combined net assets of the funds increase, the group charge component of a fund’s advisory fee rate, and therefore the advisory fee rate paid by each fund, will decrease. Each individual fund charge for four of our five largest funds — Growth Stock, Mid-Cap Growth, Equity Income, and Blue Chip Growth — is a weighted average determined by applying a 15% reduction for net assets in excess of $15 billion to the base individual fund rate.
Our calendar-year 2010 fees determined in the above manner for stock and bond funds that incurred advisory fees of at least $5 million in 2010 varied from a low of 40 basis points for the Tax-Free Short-Intermediate and Maryland Tax-Free Bond funds to a high of 105 basis points for the Emerging Europe & Mediterranean, International Discovery, Latin America, and Emerging Markets Stock funds. Details of each fund’s fee arrangement are available in its prospectus.
Several of the Price funds, including the Index and Summit funds, instead have individual advisory fees or single, all-inclusive fees that cover both investment management and ordinary operating expenses. Each of the funds in the series of Spectrum Funds and in the series of target-date Retirement Funds invest in a broadly diversified portfolio of other Price funds and have no separate investment advisory fee. However, they indirectly bear the expenses of the funds in which they invest. Mutual funds for institutional investors each have a separate advisory fee arrangement.
Because of the low interest rate environment continuing throughout 2010, we voluntarily waived money market advisory fees of $25.1 million to maintain a zero or positive yield for fund investors. We began waiving our money market advisory fees during the second half of 2009 and anticipate these fee waivers will continue into 2011. These 2010 fee waivers lowered the money market advisory fee rates from a low of five basis points for the U.S. Treasury Money and California Tax-Free Money funds to a high of 28 basis points for the Summit Cash Reserves fund.
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

Certain of the Price funds also offer Advisor and R classes of shares that are distributed to mutual fund shareholders and defined contribution retirement plans, respectively, through third-party financial intermediaries. These share classes incur 12b-1 fees of 25 and 50 basis points, respectively, for distribution, administration, and personal services. Our subsidiary, T. Rowe Price Investment Services, is the principal distributor of the Price funds and enters into agreements with each intermediary. Payment of 12b-1 fees is made by each fund directly to the applicable intermediaries.
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
Fund Assets. At December 31, 2010, assets under our management in the Price funds aggregated $282.6 billion, an increase of 21.4% or $49.9 billion from the beginning of the year. The following table presents the net assets (in billions) of our largest funds (net assets in excess of $.7 billion at December 31) and the year each fund was started. The Spectrum and Retirement series of funds are not presented in the table because their assets are already included in their underlying fund holdings.

	2009	2010
Stock funds:
Balanced (1991)	$2.5	$2.9
Blue Chip Growth (1993)	10.3	11.9
Capital Appreciation (1986)	9.1	10.4
Dividend Growth (1992)	1.0	1.7
Emerging Europe & Mediterranean (2000)	.7	.8
Emerging Markets Stock (1995)	4.7	5.5
Equity Income (1985)	17.2	20.4
Equity Index 500 (1990)	11.3	13.2
European Stock (1990)	.7	.7
Global Stock (1995)	.8	.8
Growth & Income (1982)	1.0	1.1
Growth Stock (1950)	20.8	24.8
Health Sciences (1995)	2.2	2.5
Institutional Emerging Markets Equity (2002)	.4	.7
Institutional Large-Cap Growth (2001)	1.7	2.6
Institutional Mid-Cap Equity Growth (1996)	.5	.8
International Discovery (1988)	2.2	2.7
International Growth & Income (1998)	3.0	3.6
International Stock (1980)	5.9	6.5
Latin America (1993)	3.0	3.2
Media & Telecommunications (1993)	1.5	1.9
Mid-Cap Growth (1992)	15.5	20.3
Mid-Cap Value (1996)	7.4	9.3
New America Growth (1985)	.9	1.3
New Asia (1990)	4.1	5.2
New Era (1969)	5.1	5.8
New Horizons (1960)	5.6	7.7
Overseas Stock (2006)	2.1	2.5
Personal Strategy Balanced (1994)	1.2	1.4
Personal Strategy Growth (1994)	.9	1.0
Personal Strategy Income (1994)	.7	.7
Real Assets (2010)	—	1.6
Real Estate (1997)	2.3	2.6
Science & Technology (1987)	2.8	3.1
Small-Cap Stock (1992)	5.1	6.8
Small-Cap Value (1988)	5.6	7.1
Value (1994)	8.8	11.8
Other stock and blended asset funds	4.1	5.5

	172.7	212.4

Bond and money market funds:
Corporate Income (1995)	.5	.7
Emerging Markets Bond (1994)	1.8	2.7
GNMA (1985)	1.5	1.6
High Yield (1984)	6.9	8.2
Inflation Focused Bond (2006)	1.8	2.4
Institutional Floating Rate (2008)	.8	1.0
Institutional High Yield (2002)	1.3	1.3
International Bond (1986)	3.9	4.9
Maryland Tax-Free Bond (1987)	1.7	1.8
New Income (1973)	9.6	12.6
Prime Reserve (1976)	5.9	5.6
Short-Term Bond (1984)	4.2	5.7
Summit Cash Reserves (1993)	5.6	5.5
Summit Municipal Intermediate (1993)	1.2	1.7
Tax-Exempt Money (1981)	.9	.9
Tax-Free High Yield (1985)	1.7	1.7
Tax-Free Income (1976)	2.3	2.9
Tax-Free Short-Intermediate (1983)	1.1	1.4
U.S. Treasury Money (1982)	1.8	1.9
Virginia Tax-Free Bond (1991)	.8	.8
Other bond and money market funds	4.7	4.9

	60.0	70.2

	$232.7	$282.6

Our operating subsidiaries invest in many of the T. Rowe Price funds.

OTHER INVESTMENT PORTFOLIOS. We managed $199.4 billion at December 31, 2010, in other client investment portfolios, up $40.8 billion from the beginning of the year.
We provide investment advisory services to these clients through our subsidiaries on a separately managed or subadvised account basis and through sponsored investment portfolios, such as common trust funds, Luxembourg-based mutual funds, and variable annuity life insurance plans. At December 31, these portfolios included the following investment assets:

	2009	2010
U.S. stocks	$90.8	$114.0
International stocks	26.9	34.2
Stable value assets	15.6	16.7
Bonds and money market securities	25.3	34.5

	$158.6	$199.4

Our fees for managing these investment portfolios are computed using the value of assets under our management. In 2010, 49% of these advisory fees were recognized based on daily portfolio valuations. The balance of our managed investment portfolios are generally billed quarterly, with month-end average values during the billing period and end of billing period values accounting for 30% and 20%, respectively, of our 2010 revenues.
We charge fees for investment management to these clients based on, among other things, the specific investment services to be provided. Our standard form of investment advisory agreement for client accounts provides that the agreement may be terminated at any time and that any unearned fees paid in advance will be refunded.
Our largest client account relationship outside the T. Rowe Price funds is with a third-party financial intermediary that accounted for about 3% of our investment advisory revenues in 2010.
REGULATION. T. Rowe Price Associates, T. Rowe Price International Ltd, T. Rowe Price (Canada), T. Rowe Price Hong Kong Limited,     T. Rowe Price Singapore Private Ltd., and T. Rowe Price Advisory Services are registered with the SEC as investment advisers under the Investment Advisers Act of 1940. T. Rowe Price International Ltd is also regulated by the Financial Services Authority (FSA) in the United Kingdom and, in certain cases, by other foreign regulators. The Securities and Futures Commission and Monetary Authority of Singapore also regulate T. Rowe Price Hong Kong Limited and T. Rowe Price Singapore Private Ltd., respectively. Our transfer agent services subsidiaries are registered under the Securities Exchange Act of 1934, and our trust company is regulated by the State of Maryland, Commissioner of Financial Regulation. T. Rowe Price Savings Bank is regulated by the Office of Thrift Supervision, U.S. Department of the Treasury. T. Rowe Price (Canada) is also registered with several of the provincial securities commissions in Canada.
T. Rowe Price Investment Services is a registered broker-dealer and member of the Financial Industry Regulatory Authority (FINRA) and the Securities Investor Protection Corporation. We provide brokerage services through this subsidiary primarily to complement the other services provided to shareholders of the Price funds. Pershing, a third-party clearing broker and affiliate of the Bank of New York, maintains our brokerage’s customer accounts and clears all transactions.
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
EMPLOYEES. At December 31, 2010, we employed 5,052 associates, up 5.2% from the 4,802 associates employed at the end of 2009. We may add additional temporary and part-time personnel to our staff from time to time to meet periodic and special project demands, primarily for technology and mutual fund administrative services.

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
• General Market Declines. A downturn in stock or bond prices would cause the value of assets under our management to decrease, and may also cause investors to withdraw their investments, thereby further decreasing the level of assets under our management.
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
The performance of our money market funds is dependent on the income from the underlying securities exceeding the operating costs of the fund. When interest rates are at the historic lows that presently exist, the operating costs of the funds will become a greater portion of the portfolio’s income and reduce the yield of the funds to very low levels. In 2010 and presently, such an environment has caused us to waive a portion of our advisory fees on money market funds in order to maintain yields at or above 0% to fund investors. Such actions reduce our advisory fee income and net income. Also, bank deposits may become more attractive to investors and money market funds have and could continue to experience redemptions. Client losses decrease our revenues and net income.
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
Our operating results are dependent on the level of our expenses, which can vary significantly for many reasons, including:
• changes in the level of our advertising expenses, including the costs of expanding investment advisory services to investors outside of the United States and further penetrating U.S. distribution channels,
• variations in the level of total compensation expense due to, among other things, bonuses, stock option grants and other stock-based awards, changes in employee benefit costs due to regulatory or plan design changes, changes in our employee count and mix, competitive factors, and inflation,
• a future impairment of our investment in UTI,
• a future impairment of goodwill that is recognized in our balance sheet,
• unanticipated material fluctuations in foreign currency exchange rates applicable to the costs of our operations abroad,
• expenses and capital costs incurred to maintain and enhance our administrative and operating services infrastructure, such as technology assets, depreciation, amortization, and research and development,
• unanticipated costs incurred to protect investor accounts and client goodwill, and
• disruptions of third-party services such as communications, power, and mutual fund transfer agent and accounting systems.
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
We currently have a substantial portion of our assets invested in our stock, blended asset and bond mutual funds. All of these investments are subject to investment market risk and our non-operating investment income could be adversely affected by the realization of losses upon the disposition of our investments or the recognition of significant other-than-temporary impairments. In addition, related investment income has fluctuated significantly over the years depending upon the performance of our corporate investments, including the impact of market conditions and interest rates, and the size of our corporate money market and longer-term mutual fund holdings. Fluctuations in other investment income are expected to occur in the future.
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
In January 2010, we completed the acquisition of a 26% investment in UTI Asset Management Company (India) and we may consider non-controlling minority investments in other entities in the future. We may not realize future returns from such investments or any collaborative activities that may develop in the future.
LEGAL AND REGULATORY RISKS.
Compliance within a complex regulatory environment imposes significant financial and strategic costs on our business, and non-compliance could result in fines and penalties.
We are subject to extensive regulation by foreign and domestic governments, regulatory agencies such as the SEC in the United States and the FSA in the United Kingdom, and self-regulatory organizations such as FINRA. The conduct of our business is in large part dictated by adherence to such regulation, including federal laws such as the Dodd-Frank Act of 2010, the Sarbanes-Oxley Act of 2002, the USA Patriot Act of 2001, the Employee Retirement Income Security Act of 1974 (ERISA), regulations relating to the mutual fund industry specifically and securities laws generally, accounting standards, and banking and tax laws. Compliance with these complex regulations and our disclosure and financial reporting obligations requires significant investments of time and money and could limit our ability to enter into new lines of business. Further, the regulations imposed by one jurisdiction may conflict with the regulations imposed by another, and these differences may be difficult or impossible to reconcile.
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
As a result of the economic downturn in 2008 and 2009 and the significant turmoil in the investment banking, banking and financial services industry, including the need for government intervention, regulators both in and outside the United States have shown increasing interest in the oversight of the broad financial and investment industry. Some of the newly adopted and proposed regulations are focused directly on the investment management industry, while others are more broadly focused but in many cases will impact our industry as well. These new laws and regulations can be expected to place greater compliance and administrative burdens on us, which likely would increase our expenses without increasing revenues and could adversely impact our business operations. In addition, new regulations could require the Price funds to reduce the level of certain mutual fund fees paid to us or require us to bear additional expenses, which would affect our operating results. Further, adverse results of regulatory investigations of mutual fund, investment advisory and financial services firms could tarnish the reputation of the financial services industry generally and mutual funds and investment advisers more specifically, causing investors to avoid further fund investments or redeem their account balances. Redemptions would decrease the assets under our management, which would reduce our advisory revenues and net income.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our operating and servicing activities are largely conducted at owned facilities in campus settings comprising 294,000 square feet in Colorado Springs, Colorado, and 822,000 square feet on three parcels of land in close proximity in Owings Mills, Maryland. We recently completed construction of two buildings, with an additional 381,000 square feet of space at the largest Owings Mills site that will not be placed into service until 2012 at the earliest. In 2010, we also completed the construction of a 60,000 square foot technology support facility in Hagerstown, Maryland that will be placed into service in early 2011. We own a 72-acre parcel of land in Pasco County, Florida to accommodate future development as business demands require.
We presently maintain investor centers for walk-in traffic and investor meetings in leased facilities located in the Baltimore; Boca Raton, Florida; Boston (Wellesley, Massachusetts); Chicago (Oak Brook and Northbrook, Illinois); Los Angeles; New York City/New Jersey (Garden City, New York, and Paramus and Short Hills, New Jersey); San Francisco (Walnut Creek, California); Tampa, Florida; and Washington, D.C. (Washington, D.C. and McLean, Virginia) areas. We also have investor centers in our owned facilities in Colorado Springs and Owings Mills. These investor centers allow us to be available in person to meet with a large number of our individual investors.
Our corporate offices include 425,000 square feet under lease until mid-2017 at 100 East Pratt Street in Baltimore. We lease our other offices, including those in London, our business recovery site in Maryland, and our customer service call center in Tampa. We operate offices in 13 countries around the world, including the opening of a new office in Dubai in 2010.
Information concerning our anticipated capital expenditures in 2011 and our future minimum rental payments under noncancelable operating leases at December 31, 2010, is set forth in the capital resources and liquidity and contractual obligations discussions in Item 7 of this    Form 10-K.

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
None during the fourth quarter of 2010.
Item. Executive Officers of the Registrant.
The following information includes the names, ages, and positions of our executive officers. There are no arrangements or understandings pursuant to which any person serves as an officer. The first seven individuals are members of our management committee.
James A.C. Kennedy (57), Chief Executive Officer and President since 2007. Mr. Kennedy was previously a Vice President from 1981-2006.
Brian C. Rogers (55), Chairman since 2007 and a Vice President since 1985.
Edward C. Bernard (54), Vice Chairman since 2007 and a Vice President since 1989.
William J. Stromberg (50), a Vice President since 1990.
Christopher D. Alderson (48), a Vice President since 2002.
Michael C. Gitlin (40), a Vice President since 2007. Mr. Gitlin was Head of U.S. Equity Sales for Citigroup Global Markets from 2005 to 2007.
John D. Linehan (46), a Vice President since 2001.
Kenneth V. Moreland (54), Chief Financial Officer and a Vice President since 2004. Mr. Moreland assumed the Treasurer position in 2010.
Wayne D. O’Melia (58), a Vice President since 1987.
Jessica M. Hiebler (35), Principal Accounting Officer since 2010 and a Vice President since 2009. Ms. Hiebler has been a Vice President of T. Rowe Price Associates since she joined the firm in 2005.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock ($.20 par value per share) trades on the NASDAQ Global Select Market under the symbol TROW. The high and low trade price information and dividends per share during the past two years were:

			1st	2nd	3rd	4th
			Quarter	Quarter	Quarter	Quarter
2009	—	High price	$37.91	$44.90	$49.15	$55.48
		Low price	$20.09	$27.47	$36.67	$43.05
		Cash dividends declared	$.25	$.25	$.25	$.25

2010	—	High price	$56.25	$59.44	$51.21	$65.38
		Low price	$47.42	$44.28	$42.81	$49.35
		Cash dividends declared	$.27	$.27	$.27	$.27
We presently plan to declare and pay quarterly cash dividends in 2011 that, taken together, will exceed the $1.08 per share declared and paid in 2010. Our annual dividends per share have increased every year since we became a public company in 1986; however, there can be no assurance that we will continue to pay dividends at increasing rates or at all.
Our common stockholders have approved all of our equity compensation plans. These plans provide for the issuance of up to 54,541,538 shares of our common stock at December 31, 2010, including 37,759,580 shares that may be issued upon the exercise of outstanding stock options at a weighted average price of $41.34, and 391,108 shares that may be issued in conjunction with outstanding stock units. Additionally, 16,390,850 shares remain available for future issuances. Under the terms of the 2004 Stock Incentive Plan, the number of shares provided and available for future issuance will increase as we repurchase common stock in the future from the proceeds of stock option exercises.

The following table presents repurchase activity during the fourth quarter of 2010.

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number	Average	as Part of	Shares that May
	of Shares	Price Paid	Publicly	Yet Be Purchased
Month	Purchased	per Share	Announced Program	Under the Program
October	204,441	$53.87	—	22,410,910
November	376,190	$58.48	—	22,410,910
December	220,691	$63.17	—	22,410,910

Total	801,322	$58.60	—

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorizations, and pre-existing outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options. All of the shares purchased during the fourth quarter 2010 related to swap exercises, and no shares were purchased in the fourth quarter under the publicly announced board authorizations.
During 2010, we repurchased 4,998,200 shares of our common stock pursuant to the Board of Directors’ June 5, 2008 authorization. On September 8, 2010, our Board of Directors approved a 15 million share increase in the company’s authorization to repurchase its common stock.
There are approximately 136,000 beneficial stockholder accounts holding our common stock.
Item 6. Selected Financial Data.

	2006	2007	2008	2009	2010
		(in millions, except per-share data)
Net revenues	$1,815	$2,228	$2,116	$1,867	$2,367
Net operating income	$787	$996	$849	$702	$1,037
Net income	$530	$671	$491	$434	$672

Net cash provided by operating activities	$593	$758	$742	$536	$733

Per common share information
Basic earnings	$2.01	$2.53	$1.89	$1.69	$2.60
Diluted earnings	$1.90	$2.40	$1.81	$1.65	$2.53
Cash dividends declared	$.59	$.75	$.96	$1.00	$1.08

Weighted average common shares outstanding	263.8	264.8	259.3	255.9	257.2
Weighted average common shares outstanding assuming dilution	278.6	279.1	269.9	262.3	265.1

	December 31,
	2006	2007	2008	2009	2010
Balance sheet data	(in millions)
Total assets	$2,765	$3,177	$2,819	$3,210	$3,642
Stockholders’ equity	$2,427	$2,777	$2,489	$2,882	$3,297

Assets under management (in billions)	$334.7	$400.0	$276.3	$391.3	$482.0
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL.
Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our sponsored mutual funds and other managed investment portfolios. Investment advisory clients outside the United States account for 12.5% of our assets under management at December 31, 2010.
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
On January 20, 2010, we purchased a 26% equity interest in UTI Asset Management Company and an affiliate from existing stockholders for 6.5 billion Indian rupees (INR), or $142.4 million, plus transaction costs of $3.2 million of which a portion was paid in 2009. We repurchased 5.0 million shares of our common stock for $240.0 million in 2010. We funded the investment in UTI and the share repurchases with existing cash balances and cash generated from operations.
The low interest rate environment experienced in 2010 led us to continue voluntarily waiving money market advisory fees to maintain a zero or positive yield for fund investors. We waived $25.1 million in 2010 compared to $5.7 million in 2009 and anticipate these fee waivers will continue into 2011.
We made a one-time contribution of $16.4 million in November 2010, to certain of our sponsored money market mutual funds to offset the effect of cumulative net losses realized by those funds in past years in order to allay any fund shareholder concerns that might arise because of new SEC disclosure rules. The charge associated with this one-time contribution is included in other operating expenses.

BACKGROUND.
Against a backdrop of healthy earnings, strong balance sheets, and low borrowing costs for corporations, major U.S. equity indexes rose strongly in 2010, capping a second consecutive year of solid gains. Stocks produced robust returns through late April, extending the rally that started in March 2009, but fell sharply through early July due in part to concern around the European sovereign debt crisis, a sluggish U.S. economic recovery, and the “flash crash” in U.S. stock prices on May 6. Equities rebounded strongly beginning in late August as the economy showed signs of improvement and the Federal Reserve gave reassurance that they would employ non-traditional monetary policy tools, as needed, to promote economic recovery. The market continued to rally through the fourth quarter, as the Federal Reserve proved their willingness to act by initiating a second round of quantitative easing since the 2008 financial crisis. They announced plans to purchase an additional $600 billion in Treasuries by mid-2011 in an attempt to keep longer-term interest rates low. Bipartisan legislation in mid-December that extended for two years the Bush-era tax cuts that were set to expire at the end of 2010 helped lift major indexes to their highest levels of the year.
In this environment, the S&P 500 Index of large-cap companies in leading industries of the U.S. economy returned 15.1% in 2010, while the NASDAQ Composite Index, which is heavily weighted with technology companies, returned 16.9% (excluding dividends).
The returns in developed non-U.S. equity markets were mixed as strong Asian market performance was offset by weaker results in Europe, where markets struggled with concerns over the sovereign debt crisis. As developed markets dealt with economic pressures, emerging equity markets produced strong returns, with countries in the emerging Europe, Middle East, and Africa (EMEA) regions faring the best. The MSCI Emerging Markets Index returned 19.2% versus 8.2% for the MSCI EAFE Index, which measures the performance of mostly large-cap stocks in Europe, Australasia, and the Far East.
The Federal Reserve’s target funds rate remained in the range of 0.00% to 0.25% throughout 2010, where it has been since late 2008. This historically low rate along with the slowdown in the economy during the spring and the European debt crisis placed strong downward pressure on Treasury yields as investors sought the safety of Treasuries. Treasury yields began to rise in late fall in response to the Federal Reserve’s additional stimulus and a stronger economic climate, but most of the yield curve ended the year still below their levels at the end of 2009. The yield on the benchmark 10-year U.S. Treasury at December 31, 2010, was 3.3%, a decrease of 55 basis points from the end of 2009.
U.S. fixed income securities realized modest gains in 2010. High yield bonds significantly outperformed investment-grade issues, as investors sought higher returns in the low interest rate environment. The Credit Suisse High Yield Index gained 14.4% in 2010, while the Barclays Capital U.S. Aggregate Index gained 6.5%. A similar trend was seen in the non-U.S. bond markets, as investors sought riskier bonds issued by emerging market countries over the high-quality bonds issued in developed markets. The J.P. Morgan Emerging Markets Index Plus gained 11.8% in 2010, while the Barclays Capital Global Aggregate Ex-U.S. Dollar Bond Index was up 5.0%.
In this environment, investors entrusted net inflows of $30.3 billion to our management in 2010. Total assets under our management increased $90.7 billion over the course of 2010 and ended the year at a record $482.0 billion, a substantial recovery from the $276.3 billion at the end of 2008 and an increase of 21% from the previous record year-end high of $400.0 billion at the end of 2007. Our assets under management (in billions) have changed during the past three years as follows:

	2008	2009	2010
Assets under management at beginning of year	$400.0	$276.3	$391.3

Net cash inflows
Sponsored mutual funds in the U.S.	3.9	12.5	13.6
Other portfolios	13.2	10.2	16.7

	17.1	22.7	30.3
Net market gains (losses) and income	(140.3)	92.7	60.8
Mutual fund distributions not reinvested	(.5)	(.4)	(.4)

Increase (decrease) during year	(123.7)	115.0	90.7

Assets under management at end of year	$276.3	$391.3	$482.0

Over the last three years, our net cash inflows have been sourced most significantly from third-party financial intermediaries and from institutional investors around the world. Our relative investment performance over much of this period and brand awareness contributed significantly to attracting net inflows across each of our four distribution channels.

Assets under management at December 31, 2010, include $360.6 billion in equity and blended asset investment portfolios and $121.4 billion in fixed income investment portfolios. The investment portfolios that we manage consist of $282.6 billion in the T. Rowe Price mutual funds distributed in the United States and $199.4 billion in other investment portfolios, including separately managed accounts, subadvised funds, and other sponsored investment funds offered to investors outside the U.S. and through variable annuity life insurance plans.
We incur significant expenditures to attract new investment advisory clients and additional investments from our existing clients. These efforts may often involve costs that precede any future revenues that we may recognize from increases to our assets under management.
RESULTS OF OPERATIONS.
2010 versus 2009. Investment advisory revenues were up 31.1%, or $480.7 million, to $2.0 billion in 2010, as average assets under our management increased $101.3 billion to $422.6 billion. The average annualized fee rate earned on our assets under management was 48.0 basis points during 2010, virtually unchanged from the 48.1 basis points earned in 2009, including the effect of the voluntary fee waivers made to our money market funds.
Net revenues increased $499.8 million, or 26.8%, to nearly $2.4 billion. Operating expenses were $1.3 billion in 2010, an increase of $164.9 million, or 14.1%. This increase includes the $16.4 million charge related to the one-time contribution made to certain of our money market funds. Overall, net operating income for 2010 increased $334.9 million, or 47.7%, to more than $1.0 billion. The increase in our average assets under management and resulting advisory revenue increased our operating margin for 2010 to 43.8% from 37.6% for 2009. We recognized non-operating investment income of $33.5 million in 2010 compared to investment losses in 2009 of $12.7 million. The 2009 year included $36.1 million in other than temporary impairment charges recognized in the first quarter on our investments in sponsored mutual funds. Net income increased $238.6 million, or 55%, to $672.2 million from the 2009 period resulting in diluted earnings per share on our common stock to increase 53% to $2.53 from the $1.65 earned in 2009.
Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States increased 30.5%, or $326.0 million, to nearly $1.4 billion. Average mutual fund assets in 2010 were $250.8 billion, an increase of 30.8% from the 2009 average.
Net inflows to the mutual funds during 2010 were $13.6 billion, including $5.9 billion originating in our target-date Retirement Funds. Fund net inflow amounts are presented net of $1.0 billion that was transferred to our target-date retirement trusts from the Retirement Funds. Our bond funds had net inflows of $7.7 billion. The New Income Fund had net inflows of $2.2 billion and the Short-Term Bond Fund added $1.4 billion. The stock and blended asset funds added $6.3 billion of net inflows, including $1.4 billion into the Value Fund. The Mid-Cap Value, Equity Income, Institutional Large-Cap Growth and Dividend Growth Funds each added more than $500 million for a combined total of $2.2 billion in net inflows. The money market funds had net outflows of $400 million. Higher market valuations and income increased fund assets by $36.3 billion.
Investment advisory revenues earned on the other investment portfolios that we manage increased $154.7 million, or 32.4%, to $632.5 million. Average assets in these portfolios were $171.8 billion during 2010, an increase of $42.3 billion, or 32.7% from the 2009 year. Net inflows primarily from institutional investors and third party financial intermediaries were $16.7 billion, while market appreciation and income added $24.1 billion. These net inflows were invested primarily in our equity mandates, though we also saw strong demand for our fixed income strategies. Net inflows include a transfer of $1.0 billion from the target-date Retirement Funds.
Administrative fees increased $18.7 million to $337.5 million in 2010. The change in these revenues includes a $12.2 million increase of 12b-1 distribution and service fees recognized on higher assets under management in the Advisor and R classes of our sponsored mutual funds. Increases in our mutual fund servicing and defined contribution plan revenues of $10.2 million were offset by a $3.7 million decrease in brokerage fees due to a reduction in per-trade commissions charged beginning July 1, 2010, to customers with substantial assets. Changes in administrative fees are generally offset by similar changes in related operating expenses that are incurred to provide services to the funds and their investors.
Compensation and related costs, increased $87.0 million, or 11.2%, compared to 2009. The largest part of the change is attributable to a $63.9 million increase in our annual variable compensation programs. Greater use of outside contractors increased our 2010 costs by $14.1 million with the remainder of the change primarily attributable to higher other employee benefits and employee related costs. At December 31, 2010, we employed 5,052 associates, an increase of 5.2% from the end of 2009, to support both business growth and added capabilities.

Advertising and promotion expenditures were up $13.7 million, or 18.7%, compared to 2009 in response to investor interest in recovering markets over the last twelve months. We currently estimate that advertising and promotion expenditures for 2011 could increase about 15% from 2010 levels. We vary our level of spending based on market conditions and investor demand as well as our efforts to expand our investor base globally.
Occupancy and facility costs together with depreciation expense increased $4.1 million, or 2.4%, versus 2009. The amount of office space occupied, and the operating costs of our facilities have all risen to meet increased business demands. These increasing business demands have also led us to upgrade our technology capabilities and related maintenance programs.
Other operating expenses increased $60.1 million, or 39.6%, from 2009. This increase includes a $16.4 million charge related to the one-time contribution made to certain money market funds to offset the effects of cumulative net losses realized in recent years. Higher average assets in 2010 increased the distribution and service expense of our Advisor and R classes of mutual fund shares that are sourced from financial intermediaries. These costs are offset by an equal increase in our administrative revenues recognized from the 12b-1 fees discussed above. The remaining increase is a result of other operating costs, including consulting fees, travel costs and other professional services, incurred to meet increasing business demands.
Our non-operating investment income activity resulted in a net gain of $33.5 million in 2010, compared to a net loss of $12.7 million in the 2009 period. This change of $46.2 million includes $36.1 million in other than temporary impairments recognized on our investments in sponsored mutual funds in 2009. The change also includes $1.3 million in more gains recognized in the 2010 period for the settlement and valuation of a series of non-deliverable forward contracts used to economically hedge the foreign currency exposure associated with the UTI acquisition price and $5.3 million in net earnings from our investment in UTI.
The 2010 provision for income taxes as a percentage of pretax income is 37.2%. The 2010 income tax provision includes nonrecurring discrete benefits of .4% related to the settlement of prior years state income tax positions and .2% from the firm’s reorganization of its international entities, which was completed to help realize additional operational efficiencies. The firm currently estimates its effective rate for 2011 will be about 37.8%.
2009 versus 2008. Investment advisory revenues were down 12%, or $215 million, to more than $1.5 billion in 2009, as average assets under our management of $321.3 billion in 2009 were $36.9 billion lower than in 2008. The average annualized fee rate earned on our assets under management was 48.1 basis points during 2009, down from the 49.2 basis points earned during 2008. Lower equity market valuations resulted in an increase in the percentage of our assets under management being attributable to lower fee fixed income portfolios, including money market funds for which we reduced advisory fees in order to maintain yields at or above 0% to fund investors.
Net revenues decreased 12%, or $249 million, to nearly $1.9 billion. Operating expenses fell 8%, or $102 million, to almost $1.2 billion in 2009. Overall, net operating income in 2009 decreased $147 million, or 17%, to $702 million. Our operating margin declined to 37.6% in 2009 from 40.1% in 2008, as the impact of lower average market valuations over 2009, which decreased our assets under management and corresponding advisory revenues, was offset only partially by the savings from our cost reduction efforts. Our non-operating investment loss decreased nearly $40 million due to the higher other than temporary impairment charges recognized in 2008 on our investments in sponsored mutual funds. Net income fell 12%, or $57 million, to nearly $434 million. Diluted earnings per share on our common stock also decreased to $1.65, down 9% or $.16 from $1.81 in 2008. The retrospective application in 2009 of new financial reporting guidance that recognizes our outstanding restricted stock and stock units, on which we pay non-forfeitable dividends, as if they were a separate class of stock reduced previously reported 2008 diluted earnings per share on our common stock of $1.82 by $.01 per share. The non-operating charges to recognize other than temporary impairments of our fund investments reduced diluted earnings per share by $.21 in 2008 and $.09 in 2009.
Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States decreased more than $170 million, or 14%, from 2008 to almost $1.1 billion. Average mutual fund assets were $191.8 billion in 2009, down 11% from the average of $216.1 billion during 2008. Net inflows to the mutual funds in 2009 were $12.5 billion, including $6.4 billion that originated from our target-date Retirement Funds. Our bond funds added $10.0 billion of net inflows, including $6.3 billion from four funds — New Income, Short Term Bond, International Bond and Emerging Markets Bond — that each added more than $1 billion during the year. The stock and blended asset funds had net inflows of $4.8 billion after the transfer of $1.3 billion to other investment portfolios under our management. The Equity Index 500 and Mid-Cap Growth funds had total net inflows of $2.5 billion in 2009. Our money market funds had net outflows of $2.3 billion during the year. Higher market valuations and income increased mutual fund assets under management by $55.8 billion in 2009.

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
Our largest expense, compensation and related costs, decreased $42 million, or 5%, from 2008 to $773 million in 2009. The largest part of this decrease is attributable to a $19 million reduction in our annual bonus program. Reductions in the use of outside contractors lowered 2009 costs $14 million with the remainder of the cost savings primarily attributable to the workforce reduction and lower employee benefits and other employment expenses. Average headcount in 2009 was down 5.4% from 2008 due to attrition, retirements and our workforce reduction in April 2009.
Advertising and promotion expenditures were down $31 million, or 30%, versus 2008 due to our decision to reduce spending in response to lower investor activity in the 2009 market environment.
Depreciation expense and other occupancy and facility costs together increased $4 million, or 2.5% compared to 2008, as we moderated or delayed our capital spending and facility growth plans.
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
Our non-operating investment activity resulted in net losses of $12.7 million in 2009 and $52.3 million in 2008. The improvement of nearly $40 million is primarily attributable to a reduction in the other than temporary impairments recognized on our investments in sponsored mutual funds in 2009 versus 2008. The following table details our related mutual fund investment gains and losses (in millions) during the two years ended December 31, 2009.

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
The 2009 provision for income taxes as a percentage of pretax income is 37.1%, down from 38.4% in 2008. Our 2009 provision includes reductions of prior years’ tax provisions and discrete nonrecurring benefits that lowered our 2009 effective tax rate by 1.0%.
CAPITAL RESOURCES AND LIQUIDITY.
During 2010, stockholders’ equity increased from $2.9 billion to $3.3 billion. We repurchased nearly 5.0 million common shares for $240.0 million in 2010. Tangible book value is $2.6 billion at December 31, 2010, and our cash and cash equivalents and our mutual fund investment holdings total more than $1.5 billion. Given the availability of these financial resources, we do not maintain an available external source of liquidity.

At December 31, 2010, we had outstanding commitments to make additional contributions totaling $48.2 million to various investment partnerships in which we have an existing investment. We presently anticipate funding 2011 property and equipment expenditures of about $120 million from our cash balances and operating cash inflows.
2010 versus 2009. Operating activities during 2010 provided cash flows of $732.8 million, up $197.2 million from 2009, including a $238.6 million increase in net income. Cash flows in 2009 also included the impact of $36.1 million in other than temporary impairments of our investments in sponsored mutual funds that did not recur in 2010.
Net cash used in investing activities totaled $276.9 million, up $110.2 million from the 2009 period, primarily from the purchase of a 26% equity interest in UTI for $142.4 million plus related transaction costs incurred in the 2010 period of $1.2 million. We spent $15.9 million less in property and equipment expenditures in 2010 compared to 2009 due to the construction of our two new facilities in Owings Mills, Maryland being completed in late 2009.
Net cash used in financing activities was $386.1 million in 2010, up $141.4 million from the 2009 period. We increased our stock repurchases by expending $169.0 million more in 2010 compared to the 2009 year. Dividends paid during 2010 increased $22.0 million from the 2009 period due primarily to a $.02 increase in our quarterly per-share dividend. These uses of cash are offset by $35.3 million more in cash proceeds from option exercises compared to 2009 as the higher market valuations of our common stock experienced in 2010 led employees to exercise.
2009 versus 2008. Operating activities during 2009 provided cash flows of nearly $536 million, down $206 million from 2008, including a $57 million decrease in net income and a $129 million change in the timing differences in the cash settlement of our accounts receivable and accrued revenues and payables and accrued liabilities. In addition, our add back of the non-cash charges for other than temporary impairments of our investments in sponsored mutual funds was $55 million more in 2008 than in 2009.
Net cash used in investing activities totaled $167 million in 2009, up $42 million from 2008. We made net investments of nearly $18 million into our mutual fund portfolio in 2009, an increase of $15 million from 2008. During 2009 and 2008, we made several changes, totaling more than $56 million in 2009 and $95 million in 2008, to the composition of our portfolio of mutual fund holdings in light of market conditions experienced during the period. Because of the smaller 2009 increase in savings bank deposits, we increased our investment in debt securities held by the savings bank by only $9 million in 2009 versus $41 million in 2008. In 2008, we liquidated our $70 million U.S. Treasury Notes portfolio thereby producing inflows of nearly $73 million that did not recur in 2009.
Net cash used in financing activities was $245 million in 2009, down $538 million from 2008. Compared to 2008, we expended $543 million less to repurchase our common shares in 2009. The uncertain market environment in 2009 led us to reduce our share repurchases and preserve our liquid capital. Our $.01 per share quarterly dividend increase in 2009 accounts for an additional payout of $10 million in dividends; however, our 2008 change in policy regarding the timing of dividend payments such that our quarterly dividends are declared and paid in the same quarter resulted in five quarterly dividend payments in 2008 versus only four in 2009. This additional payment resulted in our 2009 outflows for dividends decreasing $64 million from 2008. Excess tax benefits from share-based compensation plans decreased $37 million as fewer stock option exercises due to uncertainties and lower market valuations of our common stock reduced our common stock issuances about 25% from 2008.
CONTRACTUAL OBLIGATIONS.
The following table presents a summary of our future obligations (in millions) under the terms of existing operating leases and other contractual cash purchase commitments at December 31, 2010. Other purchase commitments include contractual amounts that will be due for the purchase of goods or services to be used in our operations and may be cancelable at earlier times than those indicated, under certain conditions that may involve termination fees. Because these obligations are generally of a normal recurring nature, we expect that we will fund them from future cash flows from operations. The information presented does not include operating expenses or capital expenditures that will be committed in the normal course of operations in 2011 and future years. The information also excludes the $4 million of unrecognized tax benefits discussed in Note 9 to our consolidated financial statements because it is not possible to estimate the time period in which a payment might be made to the tax authorities.

	Total	2011	2012-13	2014-15	Later
Noncancelable operating leases	$194	$29	$56	$53	$56
Other purchase commitments	171	110	53	7	1

	$365	$139	$109	$60	$57

We also have outstanding commitments to fund additional contributions to investment partnerships in which we have an existing investment totaling $48.2 million at December 31, 2010.
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

We present those significant accounting policies used in the preparation of our consolidated financial statements as an integral part of those statements within this 2010 Annual Report. In the following discussion, we highlight and explain further certain of those policies that are most critical to the preparation and understanding of our financial statements.
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
We evaluate the carrying amount of goodwill in our balance sheet for possible impairment on an annual basis in the third quarter of each year using a fair value approach. Goodwill would be considered impaired whenever our historical carrying amount exceeds the fair value of our investment advisory business. Our annual testing has demonstrated that the fair value of our investment advisory business (our market capitalization) exceeds our carrying amount (our stockholders’ equity) and, therefore, no impairment exists. Should we reach a different conclusion in the future, additional work would be performed to ascertain the amount of the non-cash impairment charge to be recognized. We must also perform impairment testing at other times if an event or circumstance occurs indicating that it is more likely than not that an impairment has been incurred. The maximum future impairment of goodwill that we could incur is the amount recognized in our balance sheet, $665.7 million.
Stock options. We recognize stock option-based compensation expense in our consolidated statement of income using a fair value based method. Fair value methods use a valuation model for shorter-term, market-traded financial instruments to theoretically value stock option grants even though they are not available for trading and are of longer duration. The Black-Scholes option-pricing model that we use includes the input of certain variables that are dependent on future expectations, including the expected lives of our options from grant date to exercise date, the volatility of our underlying common shares in the market over that time period, and the rate of dividends that we will pay during that time. Our estimates of these variables are made for the purpose of using the valuation model to determine an expense for each reporting period and are not subsequently adjusted. Unlike most of our expenses, the resulting charge to earnings using a fair value based method is a non-cash charge that is never measured by, or adjusted based on, a cash outflow.
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
Our future revenues and results of operations will fluctuate primarily due to changes in the total value and composition of assets under our management. Such changes result from many factors including, among other things: cash inflows and outflows in the T. Rowe Price mutual funds and other managed investment portfolios; fluctuations in global financial markets that result in appreciation or depreciation of the assets under our management; our introduction of new mutual funds and investment portfolios; and changes in retirement savings trends relative to participant-directed investments and defined contribution plans. The ability to attract and retain investors’ assets under our management is dependent on investor sentiment and confidence; the relative investment performance of the Price mutual funds and other managed investment portfolios as compared to competing offerings and market indexes; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; and our level of success in implementing our strategy to expand our business. Our revenues are substantially dependent on fees earned under contracts with the Price funds and could be adversely affected if the independent directors of one or more of the Price funds terminated or significantly altered the terms of the investment management or related administrative services agreements. Non-operating investment income (loss) will also fluctuate primarily due to the size of our investments, and changes in their market valuations or, in the case of our equity investments, our proportionate share of their net income.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our revenues and net income are based primarily on the value of assets under our management. Accordingly, declines in financial market values like those experienced during periods in 2008 and 2009 directly and negatively impact our investment advisory revenues, as well as our investment income and net income.
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
Upon the closing of our equity purchase of UTI, we also settled the series of rolling non-deliverable forward contracts used to economically hedge the foreign currency exchange rate exposure relating to the acquisition price. We did not invest in any other derivative financial or commodity instruments in 2010.
The following table (in millions) presents the equity price risk from investments in sponsored mutual funds that are accounted for as available-for-sale securities by assuming a hypothetical decline in the fair values of mutual fund shares. This potential future loss of value, before any income tax benefits, reflects the valuation of mutual fund investments at year-end using each fund’s lowest net asset value per share during 2010. In considering this presentation, it is important to note that: not all funds experienced their lowest net asset value per share on the same day; it is likely that the composition of the mutual fund investment portfolio would be changed if adverse market conditions persisted; and we could experience future losses in excess of those presented below.

	Fair value	Percentage	Potential	Percentage
	at	of	lower	of
	December 31, 2010	portfolio	value	portfolio	Potential loss

Stock and blended asset funds	$460.3	62%	$360.2	56%	$100.1	22%
Bond funds	287.6	38%	278.6	44%	9.0	3%

	$747.9	100%	$638.8	100%	$109.1	15%

The comparable potential loss of value presented in our 2009 annual report was $207.2 million on sponsored mutual fund investments of $677.5 million. During 2010, we actually experienced net unrealized gains of $67.9 million.
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
We also hold other investments of $209.7 million, including our $154.1 million investment in UTI Asset Management Company Ltd, at December 31, 2010. Given the nature of UTI’s business, should conditions deteriorate in markets in which they operate, we are at risk for loss up to our carrying amount.
We operate in several foreign countries, most prominent among which is the United Kingdom. We incur operating expenses and have foreign currency-denominated assets and liabilities associated with these operations, though our revenues are predominately realized in U.S. dollars. We do not believe that foreign currency fluctuations materially affect our results of operations.

Item 8. Financial Statements and Supplementary Data.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2009	12/31/2010
ASSETS
Cash and cash equivalents (Notes 1 and 6)	$743.3	$813.1
Accounts receivable and accrued revenue (Note 2)	246.2	307.9
Investments in sponsored mutual funds (Notes 3 and 6)	677.5	747.9
Debt securities held by savings bank subsidiary (Notes 4 and 6)	182.6	184.7
Other investments (Notes 5 and 6)	45.7	209.7
Property and equipment (Note 7)	512.8	560.3
Goodwill	665.7	665.7
Other assets (Notes 8 and 9)	136.5	152.7

Total assets	$3,210.3	$3,642.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$79.9	$79.4
Accrued compensation and related costs	53.3	71.9
Income taxes payable (Note 9)	33.6	33.8
Customer deposits at savings bank subsidiary (Note 4)	161.3	160.4

Total liabilities	328.1	345.5

Commitments and contingent liabilities (Notes 5, 7 and 14)

Stockholders’ equity (Notes 10, 11, 13 and 14)
Preferred stock, undesignated, $.20 par value — authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value — authorized 750,000,000; issued 258,534,000 shares in 2009 and 258,760,000 shares in 2010	51.7	51.7
Additional capital in excess of par value	488.5	506.3
Retained earnings	2,240.1	2,599.4
Accumulated other comprehensive income	101.9	139.1

Total stockholders’ equity	2,882.2	3,296.5

Total liabilities and stockholders’ equity	$3,210.3	$3,642.0

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except earnings per share)

	Year ended December 31,
	2008	2009	2010
Revenues
Investment advisory fees (Note 2)	$1,761.0	$1,546.1	$2,026.8
Administrative fees (Note 2)	353.9	318.8	337.5
Investment income of savings bank subsidiary	6.4	7.0	6.4

Total revenues	2,121.3	1,871.9	2,370.7
Interest expense on savings bank deposits	5.0	4.5	3.5

Net revenues	2,116.3	1,867.4	2,367.2

Operating expenses
Compensation and related costs (Notes 7, 11 and 14)	815.6	773.4	860.4
Advertising and promotion	104.1	73.2	86.9
Depreciation and amortization of property and equipment	61.7	65.2	62.6
Occupancy and facility costs (Note 7)	101.8	102.4	109.1
Other operating expenses	184.6	151.6	211.7

Total operating expenses	1,267.8	1,165.8	1,330.7

Net operating income	848.5	701.6	1,036.5

Non-operating investment income (loss)	(52.3)	(12.7)	33.5

Income before income taxes	796.2	688.9	1,070.0
Provision for income taxes (Note 9)	305.4	255.3	397.8

Net income	$490.8	$433.6	$672.2

Earnings per share on common stock (Note 12)
Basic	$1.89	$1.69	$2.60

Diluted	$1.81	$1.65	$2.53

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2008	2009	2010
Cash flows from operating activities
Net income	$490.8	$433.6	$672.2
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	61.7	65.2	62.6
Stock-based compensation expense	85.5	89.1	89.5
Intangible asset amortization	.6	.5	.4
Other than temporary impairments of investments in sponsored mutual funds	91.3	36.1	—
Changes in accounts receivable and accrued revenue	89.4	(69.3)	(62.5)
Changes in payables and accrued liabilities	(45.6)	(15.6)	26.7
Other changes in assets and liabilities	(31.9)	(4.0)	(56.1)

Net cash provided by operating activities	741.8	535.6	732.8

Cash flows from investing activities
Investment in UTI Asset Management Company Limited	—	—	(143.6)
Investments in sponsored mutual funds	(97.7)	(74.3)	(26.3)
Dispositions of sponsored mutual funds	95.1	56.6	21.2
Investments in debt securities by savings bank subsidiary	(73.2)	(62.3)	(55.7)
Proceeds from debt securities held by savings bank subsidiary	31.9	53.0	53.6
Other investments made	(9.7)	(7.1)	(11.3)
Proceeds from other investments	72.6	1.3	3.2
Additions to property and equipment	(144.1)	(133.9)	(118.0)
Other investing activity	.1	—	—

Net cash used in investing activities	(125.0)	(166.7)	(276.9)

Cash flows from financing activities
Repurchases of common stock	(614.2)	(71.0)	(240.0)
Common share issuances under stock-based compensation plans	31.7	47.7	83.0
Excess tax benefits from stock-based compensation plans	68.7	32.0	50.7
Dividends	(312.5)	(256.9)	(278.9)
Change in savings bank subsidiary deposits	43.5	3.5	(0.9)

Net cash used in financing activities	(782.8)	(244.7)	(386.1)

Cash and cash equivalents
Net change during year	(166.0)	124.2	69.8
At beginning of year	785.1	619.1	743.3

At end of year	$619.1	$743.3	$813.1

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

			Additional capital		Accumulated other
	Common shares		in excess of par		comprehensive	Total stockholders’
	outstanding	Common stock	value	Retained earnings	income (loss)	equity
Balances at December 31, 2007	264,605	$52.9	$295.8	$2,333.4	$95.0	$2,777.1
Comprehensive income
Net income				490.8
Net unrealized holding losses, net of tax					(108.1)
Total comprehensive income						382.7
Dividends				(248.9)		(248.9)
Common stock-based compensation plans activity
Shares issued upon option exercises	4,895	1.0	31.1			32.1
Restricted shares issued, net of shares withheld for taxes	270	.1	(.3)			(.2)
Shares issued upon vesting of restricted stock units	43	.0	(.2)			(.2)
Forfeiture of restricted awards	(9)	.0	.0			.0
Net tax benefits			70.3			70.3
Stock-based compensation expense			85.5			85.5
Common shares repurchased	(12,948)	(2.6)	(118.5)	(488.5)		(609.6)

Balances at December 31, 2008	256,856	51.4	363.7	2,086.8	(13.1)	2,488.8
Comprehensive income
Net income				433.6
Net unrealized holding gains, net of tax					115.0
Total comprehensive income						548.6
Dividends				(256.9)		(256.9)
Common stock-based compensation plans activity
Shares issued upon option exercises	3,660	.7	48.0			48.7
Restricted shares issued, net of shares withheld for taxes	257	.1	(.7)			(.6)
Shares issued upon vesting of restricted stock units	52	.0	(.4)			(.4)
Forfeiture of restricted awards	(21)	.0	.0			.0
Net tax benefits			31.9			31.9
Stock-based compensation expense			89.1			89.1
Common shares repurchased	(2,270)	(.5)	(43.1)	(23.4)		(67.0)

Balances at December 31, 2009	258,534	51.7	488.5	2,240.1	101.9	2,882.2

Comprehensive income
Net income				672.2		672.2
Net unrealized holding gains, net of tax					33.6	33.6
Currency translation adjustment, net of tax					3.6	3.6

Total comprehensive income						709.4
Dividends				(278.9)		(278.9)
Common stock-based compensation plans activity
Shares issued upon option exercises	4,933	1.0	85.5			86.5
Restricted shares issued, net of shares withheld for taxes	234	.0	(1.8)			(1.8)
Shares issued upon vesting of restricted stock units	71	.0	(1.3)			(1.3)
Forfeiture of restricted awards	(14)	.0	.0			.0
Net tax benefits			50.9			50.9
Stock-based compensation expense			89.5			89.5
Common shares repurchased	(4,998)	(1.0)	(205.0)	(34.0)		(240.0)

Balances at December 31, 2010	258,760	$51.7	$506.3	$2,599.4	$139.1	$3,296.5

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
We are not the primary beneficiary, and do not consolidate the accounts, of a high-yield collateralized bond obligation (CBO) that held assets of $8.8 million at December 31, 2010. This variable interest entity is a non-recourse, limited liability company for which we are the collateral manager and receive related investment advisory fees. We recognized the full impairment of our investment in this CBO in 2002 and do not expect to recognize any future gains or losses from this investment.
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

Other investments that give us the ability to exercise significant influence over the operating and financial policies of the investee are recognized using the equity method of accounting. The carrying value of these investments are adjusted to reflect our proportionate share of income or loss, any unrealized gain or loss resulting from the translation of foreign denominated financial statements into U.S. dollars and dividends received. Our proportionate share of income or loss is included in non-operating investment income in the consolidated statements of income. We evaluate our equity method investments for impairment when events or changes in circumstances indicate that the carrying value of the investment exceeds its fair value, and the decline in fair value is other than temporary.
Those other investments to which we do not exercise significant influence over the operating and financial policies of the investee are recognized using the cost method of accounting.
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
PROPERTY AND EQUIPMENT.
Property and equipment is stated at cost net of accumulated depreciation and amortization computed using the straight-line method. Provisions for depreciation and amortization are based on the following weighted average estimated useful lives: computer and communications software and equipment, 3.5 years; buildings and improvements, 32.4 years; leasehold improvements, 9.1 years; furniture and other equipment, 6.6 years; and leased land, 99 years.
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

STOCK AWARDS AND OPTIONS.
Our stockholders have approved the 2001 and 2004 Stock Incentive Plans under which we have issued restricted shares and restricted stock units that convert to shares after vesting. These employee awards are fair valued on the grant date using the closing market price of our common stock and generally vest over graded schedules of four to five years. All restricted shareholders and restricted stock unit holders receive non-forfeitable cash dividends and cash dividend-equivalents, respectively, on our dividend payable date.
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
In recognizing stock option-based compensation expense, we used the Black-Scholes option-pricing model to estimate the fair value of each option grant, including reloads, as follows:

	Weighted-average
	2008	2009	2010
Grant-date fair value per option awarded, including reload grants	$13.51	$10.07	$14.26

Assumptions used:
Expected life in years	5.9	6.7	6.7
Expected volatility	24%	32%	32%
Dividend yield	1.7%	2.4%	2.1%
Risk-free interest rate	3.1%	2.5%	2.7%
Our expected life assumptions are based on the vesting period for each option grant and our historical experience with respect to the average holding period from vesting to option exercise. The assumptions for expected volatility are based on historical experience for the same periods as our expected lives. Dividend yields are based on recent historical experience and future expectations. Risk-free interest rates are set using grant-date U.S. Treasury yield curves for the same periods as our expected lives.
EARNINGS PER SHARE.
On January 1, 2009, we modified our earnings per share calculations to reflect new financial reporting guidance that recognizes our outstanding restricted stock and stock units, on which we pay non-forfeitable dividends, as if they were a separate class of stock.
COMPREHENSIVE INCOME.
Total comprehensive income is reported in our consolidated statements of stockholders’ equity and includes net income, the change in net unrealized security holding gains (losses), after income taxes (tax benefits), and the change in the currency translation adjustment, after income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — CASH EQUIVALENTS.
Cash equivalent investments in our sponsored money market mutual funds aggregate $676.5 million at December 31, 2009, and $726.9 million at December 31, 2010. Dividends earned on these investments totaled $17.5 million in 2008, $1.6 million in 2009, and $.1 million in 2010.
NOTE 2 — INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.
Accounts receivable from our sponsored mutual funds for advisory fees and advisory-related administrative services aggregate $130.1 million at December 31, 2009, and $154.0 million at December 31, 2010.
Revenues (in millions) from investment advisory services provided under agreements with our sponsored mutual funds and other investment clients include:

	2008	2009	2010
Sponsored mutual funds in the U.S.
Stock and blended asset	$1,031.4	$843.7	$1,116.3
Bond and money market	207.4	224.6	278.0

	1,238.8	1,068.3	1,394.3
Other portfolios	522.2	477.8	632.5

Total investment advisory fees	$1,761.0	$1,546.1	$2,026.8

The following table summarizes the various investment portfolios and assets under management (in billions) on which we earn advisory fees.

	Average during			December 31,
	2008	2009	2010	2009	2010

Sponsored mutual funds in the U.S.
Stock and blended asset	$168.6	$139.5	$184.7	$172.7	$212.4
Bond and money market	47.5	52.3	66.1	60.0	70.2

	216.1	191.8	250.8	232.7	282.6
Other portfolios	142.1	129.5	171.8	158.6	199.4

	$358.2	$321.3	$422.6	$391.3	$482.0

Investors that we serve are primarily domiciled in the United States of America; investment advisory clients outside the United States account for 12.5% of our assets under management at December 31, 2010.
Fees for advisory-related administrative services provided to our sponsored mutual funds were $282.6 million in 2008, $249.9 million in 2009, and $266.8 million in 2010.
NOTE 3 — INVESTMENTS IN SPONSORED MUTUAL FUNDS.
These investments (in millions) at December 31 include:

		Unrealized	Aggregate
	Aggregate	holding	fair
	cost	gains	value
2009
Stock and blended asset funds	$278.6	$125.7	$404.3
Bond funds	238.9	34.3	273.2

	$517.5	$160.0	$677.5

2010
Stock and blended asset funds	$281.7	$178.6	$460.3
Bond funds	248.5	39.1	287.6

	$530.2	$217.7	$747.9

Dividends, excluding capital gain distributions, earned on sponsored mutual fund investments totaled $10.4 million in 2008, $9.8 million in 2009, and $10.3 million in 2010.
NOTE 4 — DEBT SECURITIES HELD BY AND CUSTOMER DEPOSITS AT SAVINGS BANK SUBSIDIARY.
Our savings bank subsidiary holds investments in marketable debt securities, including mortgage- and other asset-backed securities, which are accounted for as available-for-sale. The following table (in millions) details the components of these investments at year end.

	2009		2010
		Unrealized		Unrealized
		holding		holding
	Fair	gains	Fair	gains
	value	(losses)	value	(losses)
Investments with temporary impairment (41 securities in 2010) of
Less than 12 months	$14.4	$(.3)	$25.0	$(.4)
12 months or more	9.8	(.8)	6.1	(.4)

Total	24.2	(1.1)	31.1	(.8)
Investments with unrealized holding gains	158.4	4.4	153.6	4.1

Balance at December 31	$182.6	$3.3	$184.7	$3.3

Aggregate cost	$179.3		$181.4

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
The estimated fair value of our customer deposit liability, based on discounting expected cash outflows at maturity dates that range up to five years, using current interest rates offered for deposits with the same dates of maturity, was $164.9 million at December 31, 2009, and $164.1 million at December 31, 2010.
NOTE 5 — OTHER INVESTMENTS.
These investments (in millions) at December 31 include:

	2009	2010
Cost method investments
10% interest in Daiwa SB Investments Ltd.(Japan)	$13.6	$13.6
Other investments	27.8	34.2
Equity method investments
26% interest in UTI Asset Management Company Limited (India)	—	154.1
Other investments	1.6	2.0
Sponsored mutual fund investments held as trading	1.8	4.8
U.S. Treasury Note	—	1.0
INR non-deliverable forward contract	.9	—

	$45.7	$209.7

On January 20, 2010, we completed the purchase of a 26% equity interest in UTI Asset Management Company and an affiliate from existing stockholders for 6.5 billion Indian rupees (INR) or $142.4 million, plus transaction costs of $3.2 million of which a portion was paid in 2009. The basis difference between our carrying value and UTI’s book value is primarily related to consideration paid in excess of the stepped-up basis of assets and liabilities on the date of purchase. Our share of UTI’s earnings in 2010 totaled $5.3 million.
In conjunction with our signing of the definitive UTI purchase agreements in November 2009, we entered into a series of rolling non-deliverable forward contracts to economically hedge the foreign currency exchange rate exposure relating to the UTI acquisition price. We recognized non-operating investment income of $2.2 million in January 2010 in the valuation and settlement of these contracts.
The U.S. Treasury note is accounted for as held-to-maturity and is recognized at the amortized cost of the notes plus accrued interest. The face value and fair value of this note is $1.0 million at December 31, 2010.
At December 31, 2010, we had outstanding commitments to make additional contributions totaling $48.2 million to various investment partnerships in which we have an existing investment.
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
These levels are not necessarily an indication of the risk or liquidity associated with our investments. There were no transfers in or out of the levels in 2009 or 2010. The following table summarizes our investments (in millions) that are recognized in our balance sheet at year end using fair value measurements determined based on the differing levels of inputs.

	Level 1	Level 2
2009
Cash equivalents	$676.5
Investments in sponsored mutual funds
Held as available-for-sale	677.5
Held as trading	1.8
Debt securities held by savings bank subsidiary	—	$182.6
INR non-deliverable forward contract	.9	—

Total	$1,356.7	$182.6

2010
Cash equivalents	$726.9
Investments in sponsored mutual funds
Held as available-for-sale	747.9
Held as trading	4.8
Debt securities held by savings bank subsidiary	—	$184.7

Total	$1,479.6	$184.7

NOTE 7 — PROPERTY AND EQUIPMENT.

Property and equipment (in millions) at December 31 consists of:
	2009	2010
Computer and communications software and equipment	$267.7	$317.8
Buildings and improvements	361.1	394.8
Leasehold improvements	78.7	80.7
Furniture and other equipment	109.2	108.5
Land	36.1	36.3
Leased land	2.7	2.7

	855.5	940.8
Less accumulated depreciation and amortization	342.7	380.5

	$512.8	$560.3

Compensation and related costs attributable to the development of computer software for internal use totaling $10.9 million in 2008, $7.5 million in 2009, and $8.1 million in 2010 have been capitalized.
We occupy certain office facilities, and rent computer and other equipment under noncancelable operating leases. Related rental expense was $28.2 million in 2008, $29.1 million in 2009, and $29.6 million in 2010. Future minimum payments under these leases aggregate $28.8 million in 2011, $27.4 million in 2012, $28.5 million in 2013, $27.8 million in 2014, $25.6 million in 2015, and $56.2 million in later years.
NOTE 8 — INTANGIBLE ASSETS.
Other assets include mutual fund customer-relationship intangible assets acquired in 2006. Our unamortized cost was $2.0 million at December 31, 2009, and $1.6 million at December 31, 2010.
NOTE 9 — INCOME TAXES.
The provision for income taxes (in millions) consists of:

	2008	2009	2010
Current income taxes
U.S. federal	$265.9	$232.5	$323.4
Foreign	33.6	26.5	50.1
State and local	39.3	32.0	47.5
Deferred income tax benefits	(33.4)	(35.7)	(23.2)

	$305.4	$255.3	$397.8

Deferred income taxes arise from temporary differences between taxable income for financial statement and income tax return purposes. Deferred tax benefits include $23.9 million in 2008, $22.4 million in 2009, and $27.6 million in 2010 relating to the recognition of stock-based compensation expense. Deferred tax benefits of $31.9 million in 2008 and $12.4 million in 2009 are attributable to other than temporary impairments recognized on our sponsored mutual fund investments. Deferred taxes relating to property and equipment of $17.4 million in 2008 partially offset deferred tax benefits.
The net deferred tax asset recognized in our balance sheet in other assets includes the following (in millions) at December 31.

	2009	2010
Deferred tax liabilities
Related to property and equipment	$(18.0)	$(17.6)
Recognized in other comprehensive income on net unrealized holding gains	(61.4)	(85.5)
Other	(3.9)	(9.2)

	(83.3)	(112.3)

Deferred tax assets
Related to stock-based compensation	90.6	117.2
Related to other than temporary impairments of investments in mutual funds	48.3	49.2
Related to accrued compensation	2.3	2.2
Other	6.4	4.4

	147.6	173.0

Net deferred tax asset	$64.3	$60.7

Other assets also include tax refund receivables of $18.1 million at December 31, 2009, and $31.9 million at December 31, 2010.
Cash outflows from operating activities include income taxes paid of $289.9 million in 2008, $221.6 million in 2009, and $383.0 million in 2010.
Additional income tax benefits of $69.7 million in 2008, $33.1 million in 2009, and $51.9 million in 2010 arising from stock-based compensation plans activity reduced the amount of income taxes that would have otherwise been payable.
The following table reconciles the statutory federal income tax rate to the effective income tax rate.

	2008	2009	2010
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes for current year, net of federal income tax benefits	3.3	3.1	3.0
Other items	.1	(1.0)	(.8)

Effective income tax rate	38.4%	37.1%	37.2%

The following table reconciles our unrecognized tax benefits (in millions) during the year:

	2008	2009	2010
Balance at beginning of year	$4.8	$6.3	$7.0
Changes in tax positions related to
Current year	1.3	1.1	.8
Prior years	.2	(.4)	(4.0)

Balance at year end	$6.3	$7.0	$3.8

If recognized, these tax benefits would affect our effective tax rate; however, we do not expect that unrecognized tax benefits for tax positions taken with respect to 2010 and prior years will significantly change in 2011. Our United States federal tax obligations have been settled through the year 2000. Net interest recoverable recognized in our balance sheets was $4.5 million at December 31, 2009, and $5.6 million at December 31, 2010. Our accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as part of our provision for income taxes. Interest recognized as part of our provision for income taxes was not material.
NOTE 10 — COMMON STOCK.
AUTHORIZED SHARES.
At December 31, 2010, 54,541,538 shares of unissued common stock were authorized for issuance under our stock-based compensation plans. Additionally, 3,360,000 shares are authorized for issuance under a plan whereby substantially all employees may acquire common stock through payroll deductions at prevailing market prices. We believe that our stock-based compensation programs align the interests of our employees and directors with those of our common stockholders.

SHARE REPURCHASES.
The Board of Directors has authorized the future repurchase of up to 22,410,910 common shares as of December 31, 2010.
DIVIDENDS.
Cash dividends declared per share were $.96 in 2008, $1.00 in 2009, and $1.08 in 2010.
NOTE 11 — STOCK-BASED COMPENSATION.
STOCK OPTIONS.
The following table summarizes the status of and changes in our stock option grants during 2010.

			Weighted-
			average
		Weighted-	remaining
		average	contractual
		exercise	term in
	Options	price	years
Outstanding at beginning of year	39,269,159	$38.10
Semiannual grants	5,662,250	$48.63
Reload grants	379,661	$56.74
New hire grants	17,600	$51.76
Non-employee director grants	8,000	$55.46
Exercised	(6,785,583)	$28.33
Forfeited	(469,650)	$45.92
Expired	(321,857)	$61.44

Outstanding at end of year	37,759,580	$41.34	6.3

Exercisable at end of year	21,797,908	$37.52	4.8

Net income includes a charge for stock option-based compensation expense of $71.7 million in 2008, $72.1 million in 2009, and $71.5 million in 2010, including $5.6 million, $4.1 million, and $3.2 million, respectively, for reload option grants.
The total intrinsic value of options exercised was $230.4 million in 2008, $115.7 million in 2009, and $189.4 million in 2010. At December 31, 2010, the aggregate intrinsic value of in-the-money options outstanding was $876.2 million including $589.0 million related to options exercisable.
STOCK AWARDS.
The following table summarizes the status of and changes in our nonvested restricted shares and restricted stock units during 2010.

			Weighted-
	Restricted	Restricted	average
	shares	stock units	fair value
Nonvested at beginning of year	587,919	310,951	$46.19
Granted to employees and directors	263,100	171,405	$48.92
Vested (value at vest date was $18.5 million)	(198,212)	(99,217)	$47.72
Forfeited	(14,275)	(14,938)	$46.10

Nonvested at end of year	638,532	368,201	$46.92

We recognized compensation expense for restricted shares and restricted stock units of $13.8 million in 2008, $17.0 million in 2009, and $18.0 million in 2010.
At December 31, 2010, non-employee directors hold 22,907 vested stock units that will convert to common shares upon their separation from the board.
FUTURE STOCK-BASED COMPENSATION EXPENSE.
The following table presents the compensation expense (in millions) to be recognized over the remaining vesting periods of the stock-based awards outstanding at December 31, 2010. Estimated future compensation expense will change to reflect future option grants, including reloads; future awards of unrestricted shares, restricted shares, and restricted stock units; changes in estimated forfeitures; and adjustments for actual forfeitures.

First quarter 2011	$19.2
Second quarter 2011	19.1
Third quarter 2011	18.6
Fourth quarter 2011	13.3

Total 2011	70.2
2012 through 2015	67.9

Total	$138.1

NOTE 12 — EARNINGS PER SHARE CALCULATIONS.
The reconciliation (in millions) of our net income to net income allocated to our common stockholders and the weighted average shares (in millions) that are used in calculating the basic and the diluted earnings per share on our common stock follow.

	2008	2009	2010
Net income	$490.8	$433.6	$672.2
Less net income allocated to outstanding restricted stock and stock unit holders	(1.1)	(1.5)	(2.8)

Net income allocated to our common stockholders	$489.7	$432.1	$669.4

Weighted average common shares
Outstanding	259.3	255.9	257.2

Outstanding assuming dilution	269.9	262.3	265.1

Weighted average common shares outstanding assuming dilution reflects the potential additional dilution, determined using the treasury stock method that could occur if outstanding stock options were exercised. There are 12.4 million outstanding stock options with an average exercise price of $52.07 that, when taken together with related unrecognized compensation expense, are out-of-the-money and, therefore, not included in the 2010 weighted average common shares outstanding assuming dilution.
NOTE 13 — COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME.
The following table presents the components (in millions) of comprehensive income.

	2008	2009	2010
Net income	$490.8	$433.6	$672.2

Other comprehensive income (loss), net of tax
Investments in sponsored mutual funds:
Net unrealized holding gains (losses)	(254.7)	150.8	67.9
Capital gain distributions	(5.6)	(2.0)	(2.6)
Other than temporary impairments recognized in income	91.3	36.1	—
Net losses (gains) realized on dispositions, determined using average cost	4.5	(7.4)	(7.6)
Deferred tax benefits (income taxes)	58.4	(66.6)	(24.0)

Net unrealized holding gains (losses) of investments in sponsored mutual funds recognized in other comprehensive income	(106.1)	110.9	33.7

Debt securities held by savings bank subsidiary:
Net unrealized holding gains (losses)	(3.0)	6.0	—
Net losses (gains) realized on dispositions, determined using average cost	—	.3	—
Deferred tax benefits (income taxes)	1.0	(2.2)	(.1)

Net unrealized holding gains (losses) of debt securities held by savings bank subsidiary recognized in other comprehensive income	(2.0)	4.1	(.1)

Total net unrealized holding gains (losses) recognized in other comprehensive income	(108.1)	115.0	33.6

Investment in UTI Asset Management Company Ltd.
Change in currency translation adjustment	—	—	5.6
Deferred income taxes	—	—	(2.0)

Total currency translation adjustment	—	—	3.6

Total other comprehensive income (loss)	(108.1)	115.0	37.2

Total comprehensive income	$382.7	$548.6	$709.4

The currency translation gain results from translating our proportionate share of the financial statements of UTI, our equity method investment, into U.S. dollars. Assets and liabilities are translated into U.S. dollars using year-end exchange rates, and revenues and expenses are translated using weighted-average exchange rates for the period.

Accumulated other comprehensive income (loss) (in millions) at December 31 includes:

	2009	2010
Net unrealized holding gains on
Investments in sponsored mutual funds	$160.0	$217.7
Debt securities held by savings bank subsidiary	3.3	3.3

	163.3	221.0
Deferred income taxes	(61.4)	(85.5)

Net unrealized holding gains	$101.9	$135.5
Currency translation adjustment, net of deferred income taxes of $2.0 million	—	3.6

Accumulated other comprehensive income	$101.9	$139.1

NOTE 14 — OTHER DISCLOSURES.
Our consolidated stockholders’ equity at December 31, 2010, includes about $81 million that is restricted as to use by various regulations and agreements arising in the ordinary course of our business.
From time to time, various claims against us arise in the ordinary course of business, including employment-related claims. In the opinion of management, after consultation with counsel, the likelihood that an adverse determination in one or more pending claims would have a material adverse effect on our financial position or results of operations is remote.
Compensation expense recognized for our defined contribution retirement plans was $43.6 million in 2008, $41.2 million in 2009, and $48.2 million in 2010.
NOTE 15 — SUPPLEMENTARY QUARTERLY FINANCIAL DATA (Unaudited).

			Basic	Diluted
			earnings	earnings
			per	per
			share on	share on
	Net	Net	common	common
	revenues	income	stock	stock
	(in millions)
2009
1st quarter	$384.5	$48.2	$.19	$.19
2nd quarter	$442.2	$100.0	$.39	$.38
3rd quarter	$498.1	$132.9	$.52	$.50
4th quarter	$542.6	$152.5	$.59	$.57

2010
1st quarter	$556.2	$153.0	$.59	$.57
2nd quarter	$577.4	$158.5	$.61	$.59
3rd quarter	$586.1	$169.1	$.66	$.64
4th quarter	$647.5	$191.6	$.74	$.72
The sums of quarterly earnings per share do not equal annual earnings per share because the computations are done independently.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:
We have audited the accompanying consolidated balance sheets of T. Rowe Price Group, Inc. and subsidiaries (“the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 8, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland
February 8, 2011

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of December 31, 2010, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including our Form 10-K annual report, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the fourth quarter of 2010, and has concluded that there was no change during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2010, in relation to criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, we believe that the company’s internal control over financial reporting was effective as of December 31, 2010.
KPMG LLP, an independent registered public accounting firm, has audited our financial statements that are included in this annual report and expressed an unqualified opinion thereon. KPMG has also expressed an unqualified opinion on the effective operation of our internal control over financial reporting as of December 31, 2010.
February 8, 2011
/s/ James A.C. Kennedy
Chief Executive Officer and President
/s/ Kenneth V. Moreland
Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:
We have audited T. Rowe Price Group, Inc. and subsidiaries’ (“the Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, T. Rowe Price Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 8, 2011, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Baltimore, Maryland
February 8, 2011

Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item as to the identification of our executive officers is furnished in a separate item at the end of Part I of this Report. Other information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2011 Annual Meeting of our stockholders.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Item 14. Principal Accountant Fees and Services.
Information required by these items is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2011 Annual Meeting of our stockholders.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following documents are filed as part of this report.
(1)	Financial Statements: See Item 8 of Part II of this report.

(2)	Financial Statement Schedules: None.

(3)	The following exhibits required by Item 601 of Regulation S-K are filed herewith, except for Exhibit 32 that is furnished herewith. Management contracts and compensatory plans and arrangements are filed as Exhibits 10.06 through 10.17.
3(i)	Charter of T. Rowe Price Group, Inc., as Amended by Articles of Amendment dated April 10, 2008. (Incorporated by reference from Form 10-Q Report for the quarterly period ended March 31, 2008 filed on April 24, 2008; File No. 033-07012-99.)

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of February 12, 2009. (Incorporated by reference from Form 8-K Current Report filed on February 17, 2009; File No. 033-07012-99.)

10.01.1	Representative Investment Management Agreement for the T. Rowe Price mutual funds that pay a management fee consisting of two components — a group management fee and individual management fee. (Incorporated by reference from Form N-1A filed on August 22, 2008; File No. 333-153130.)

10.01.2	Representative Investment Management Agreement for the T. Rowe Price mutual funds that pay an individual management fee. (Incorporated by reference from Form 485APOS filed on August 11, 2010; File No. 033-29697)

10.01.3	Representative Investment Management Agreement for the T. Rowe Price mutual funds that pay an all-inclusive fee (i.e., a single fee that covers investment management and ordinary recurring operating expenses). (Incorporated by reference from Form 485APOS filed on March 15, 2007; File No. 033-29697)

10.02	Representative Underwriting Agreement between a T. Rowe Price mutual fund and T. Rowe Price Investment Services, Inc. (Incorporated by reference from Form N-1A/A filed on August 29, 2006; File No. 333-136805.)

10.03	Transfer Agency and Service Agreement as of January 1, 2010, between T. Rowe Price Services, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 29, 2010; File No. 033-47806.)

10.04	Agreement as of January 1, 2010, between T. Rowe Price Retirement Plan Services, Inc. and certain of the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 29, 2010; File No. 033-47806.)

10.05	Second Amended, Restated and Consolidated Lease Agreement dated November 9, 2004, between East Pratt Street Associates Limited Partnership and T. Rowe Price Associates, Inc. (Incorporated by reference from Form 10-K for 2004 filed on March 1, 2005; File No. 033-07012-99.)

10.06	1995 Director Stock Option Plan. (Incorporated by reference from Form DEF 14A filed on February 28, 1995; File No. 000-14282.)

10.07	1998 Director Stock Option Plan, as Amended and Restated effective December 16, 2004, including forms of option agreements. (Incorporated by reference from Form 10-K for 2004 filed on March 1, 2005; File No. 033-07012-99.)

10.08	Amended and Restated 2007 Non-Employee Director Equity Plan as of February 12, 2009, including statements of additional terms and conditions for awards granted after that date. (Incorporated by reference from Form 10-Q for the quarterly period ended March 31, 2009 filed on April 22, 2009; File No. 033-07012-99.)

10.09	Schedule of Non-Employee Director Compensation, as amended April 12, 2007. (Incorporated by reference from Form 10-Q for the quarterly period ended March 31, 2007 filed on April 25, 2007; File No. 033-07012-99.)

10.10	T. Rowe Price Group, Inc. Outside Directors Deferred Compensation Plan. (Incorporated by reference from Form 10-K for 2004 filed on March 1, 2005; File No. 033-07012-99.)

10.11	1993 Stock Incentive Plan. (Incorporated by reference from Form S-8 Registration Statement filed on December 3, 1993; File No. 33-72568.)

10.12	1996 Stock Incentive Plan. (Incorporated by reference from Form DEF 14A filed on March 1, 1996; File No. 000-14282.)

10.13.1	2001 Stock Incentive Plan. (Incorporated by reference from Form DEFR 14A filed on February 26, 2001; File No. 033-07012-99.)

10.13.2	First Amendment to 2001 Stock Incentive Plan dated April 8, 2004. (Incorporated by reference from Form DEF 14A filed on February 27, 2004; File No. 033-07012-99.)

10.13.3	Second Amendment to 2001 Stock Incentive Plan dated December 12, 2008. (Incorporated by reference from Form 10-Q for the quarterly period ended March 31, 2009 filed on April 22, 2009; File No. 033-07012-99.)

10.14.1	2004 Stock Incentive Plan. (Incorporated by reference from Form 10-K for 2007 filed on February 7, 2008; File No. 033-07012-99.)

10.14.2	HM Revenue and Customs Approved Sub-Plan for UK Employees under the 2004 Stock Incentive Plan. (Incorporated by reference from Form 10-Q for the quarterly period ended June 30, 2010 filed on July 23, 2010; File No. 033-07012-99.)

10.14.3	First Amendment to 2004 Stock Incentive Plan dated December 12, 2008. (Incorporated by reference from Form 10-Q for the quarterly period ended March 31, 2009 filed on April 22, 2009; File No. 033-07012-99.)

10.15	Forms of agreements available for stock-based awards issued under the 2001 and 2004 Stock Incentive Plans. (Incorporated by reference from Form 10-Q for the quarterly period ended June 30, 2010 filed on July 23, 2010; File No. 033-07012-99.)

10.15.1	Forms of agreement for stock options issued under the HM Revenue and Customs Approved Sub-Plan for UK Employees under the 2004 Stock Incentive Plan. (Incorporated by reference from Form 10-Q for the quarterly period ended June 30, 2010 filed on July 23, 2010; File No. 033-07012-99.)

10.16	Annual Incentive Compensation Pool. (Incorporated by reference from Form DEF 14A filed on March 3, 2003; File No. 033-07012-99.)

10.17	Policy for Recoupment of Incentive Compensation. (Incorporated by reference from Form 8-K Current Report filed on April 16, 2010; File No. 033-07012-99.)

14	Code of Ethics for Principal Executive Officer and Senior Financial Officers of T. Rowe Price Group, Inc. under the Sarbanes-Oxley Act of 2002. (Incorporated by reference from Form 10-Q for the quarterly period ended March 31, 2010 filed on April 23, 2010; File No. 033-07012-99.)

21	Subsidiaries of T. Rowe Price Group, Inc.

23	Consent of Independent Registered Public Accounting Firm, KPMG LLP.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

101	The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s consolidated financial statements and notes that are included in this Form 10-K Report.
101.INS	XBRL Instance Document (File name: trow-20101231.xml)

101.SCH	XBRL Taxonomy Extension Schema Document (File name: trow-20101231.xsd)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (File name: trow-20101231_cal.xml)

101.LAB	XBRL Taxonomy Label Linkbase Document (File name: trow-20101231_lab.xml)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (File name: trow-20101231_pre.xml)

101.DEF	XBRL Taxonomy Definition Linkbase Document (File name: trow-20101231_def.xml)

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 8, 2011.
T. Rowe Price Group, Inc.
By: /s/ James A.C. Kennedy, Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 8, 2011.
/s/ Brian C. Rogers, Chairman of the Board of Directors
/s/ Edward C. Bernard, Vice Chairman of the Board of Directors
/s/ James A.C. Kennedy, Chief Executive Officer and President, Director
/s/ James T. Brady, Director
/s/ J. Alfred Broaddus, Jr., Director
/s/ Donald B. Hebb, Jr., Director
/s/ Robert F. MacLellan, Director
/s/ Alfred Sommer, Director
/s/ Dwight S. Taylor, Director
/s/ Anne Marie Whittemore, Director
/s/ Kenneth V. Moreland, Vice President and Chief Financial Officer
/s/ Jessica M. Hiebler, Vice President and Principal Accounting Officer