Form 10-Q
period 2011-03-31
PRICE T ROWE GROUP INC
filed 2011-04-21
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, April 19, 2011, is 259,750,308.
The exhibit index is at Item 6 on page 14.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2010	3/31/2011
ASSETS
Cash and cash equivalents	$813.1	$1,064.9
Accounts receivable and accrued revenue	307.9	321.4
Investments in sponsored mutual funds	747.9	774.0
Debt securities held by savings bank subsidiary	184.7	188.5
Other investments	209.7	211.1
Property and equipment	560.3	551.8
Goodwill	665.7	665.7
Other assets	152.7	108.6

Total assets	$3,642.0	$3,886.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$79.4	$80.7
Accrued compensation and related costs	71.9	96.2
Income taxes payable	33.8	88.4
Customer deposits at savings bank subsidiary	160.4	164.8

Total liabilities	345.5	430.1

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, undesignated, $.20 par value — authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value — authorized 750,000,000; issued 258,760,000 shares in 2010 and 259,631,000 in 2011	51.7	51.9
Additional capital in excess of par value	506.3	536.3
Retained earnings	2,599.4	2,713.3
Accumulated other comprehensive income	139.1	154.4

Total stockholders’ equity	3,296.5	3,455.9

Total liabilities and stockholders’ equity	$3,642.0	$3,886.0

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended
	3/31/2010	3/31/2011
Revenues
Investment advisory fees	$471.8	$588.8
Administrative fees	83.6	93.1
Investment income of savings bank subsidiary	1.7	1.3

Total revenues	557.1	683.2
Interest expense on savings bank deposits	0.9	0.8

Net revenues	556.2	682.4

Operating expenses
Compensation and related costs	207.7	242.9
Advertising and promotion	23.5	25.4
Depreciation and amortization of property and equipment	15.4	16.6
Occupancy and facility costs	25.7	27.7
Other operating expenses	45.2	58.3

Total operating expenses	317.5	370.9

Net operating income	238.7	311.5

Non-operating investment income	5.3	3.9

Income before income taxes	244.0	315.4
Provision for income taxes	91.0	120.8

Net income	$153.0	$194.6

Earnings per share on common stock
Basic	$.59	$.75

Diluted	$.57	$.72

Dividends declared per share	$.27	$.31

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three months ended
	3/31/2010	3/31/2011
Cash flows from operating activities
Net income	$153.0	$194.6
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	15.4	16.6
Stock-based compensation expense	20.1	21.4
Intangible asset amortization	.1	.1
Other changes in assets and liabilities	68.1	103.3

Net cash provided by operating activities	256.7	336.0

Cash flows from investing activities
Investment in UTI Asset Management Company Limited	(143.6)	—
Investments in sponsored mutual funds	(7.8)	—
Dispositions of sponsored mutual funds	2.0	—
Investments in debt securities held by savings bank subsidiary	(11.9)	(20.8)
Proceeds from debt securities held by savings bank subsidiary	13.3	16.2
Additions to property and equipment	(25.0)	(11.7)
Other investing activity	(1.4)	(0.7)

Net cash used in investing activities	(174.4)	(17.0)

Cash flows from financing activities
Repurchases of common stock	(32.7)	(31.3)
Common share issuances under stock-based compensation plans	30.6	26.5
Excess tax benefits from stock-based compensation plans	11.7	13.9
Dividends	(70.0)	(80.7)
Change in savings bank subsidiary deposits	(1.1)	4.4

Net cash used in financing activities	(61.5)	(67.2)

Cash and cash equivalents
Net change during period	20.8	251.8
At beginning of year	743.3	813.1

At end of period	$764.1	$1,064.9

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

			Additional		Accumulated
	Common		capital in		other	Total
	shares	Common	excess of par	Retained	comprehensive	stockholders’
	outstanding	stock	value	earnings	income	equity
Balances at December 31, 2010	258,760	$51.7	$506.3	$2,599.4	$139.1	$3,296.5

Comprehensive Income
Net income				194.6		194.6
Net unrealized holding gains, net of tax					15.7	15.7
Currency translation adjustment, net of tax					(0.4)	(0.4)

Total comprehensive income						209.9
Dividends				(80.7)		(80.7)
Common stock-based compensation plans activity
Shares issued upon option exercises	1,256	0.3	25.4			25.7
Restricted shares issued, net of shares withheld for taxes	122	.0	.0			.0
Shares issued upon vesting of restricted stock units	2	.0	.0			.0
Forfeiture of restricted awards	(9)	.0	.0			—
Net tax benefits			14.4			14.4
Stock-based compensation expense			21.4			21.4
Common shares repurchased	(500)	(0.1)	(31.2)			(31.3)

Balances at March 31, 2011	259,631	$51.9	$536.3	$2,713.3	$154.4	$3,455.9

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
The unaudited interim financial information contained in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2010 Annual Report.
NOTE 2 — INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.
Accounts receivable from our sponsored mutual funds for advisory fees and advisory-related administrative services aggregate $154.0 million at December 31, 2010, and $162.5 million at March 31, 2011.
Revenues (in millions) from advisory services provided under agreements with our sponsored mutual funds and other investment clients include:

	Three months ended
	03/31/2010	03/31/2011
Sponsored mutual funds in the U.S.
Stock and blended asset	$262.8	$327.0
Bond and money market	62.6	73.5

	325.4	400.5

Other portfolios
Stock and blended asset	120.3	154.8
Bond, money market, and stable value	26.1	33.5

	146.4	188.3

Total investment advisory fees	$471.8	$588.8

The following table summarizes the various investment portfolios and assets under management (in billions) on which we earn advisory fees.

	Average during
	the first quarter		As of
	2010	2011	12/31/2010	3/31/2011
Sponsored mutual funds in the U.S.
Stock and blended asset	$175.6	$220.8	$212.4	$227.8
Bond and money market	61.7	71.2	70.2	72.4

	237.3	292.0	282.6	300.2
Other portfolios
Stock and blended asset	117.5	154.6	148.2	157.3
Bond, money market and stable value	42.1	51.8	51.2	52.4

	159.6	206.4	199.4	209.7

Total assets under management	$396.9	$498.4	$482.0	$509.9

Investors that we serve are primarily domiciled in the United States of America; investment advisory clients domiciled outside the United States account for 12% of our assets under management at March 31, 2011.
Fees for advisory-related administrative services provided to our sponsored mutual funds during the first three months of the year were $65.6 million in 2010 and $75.0 million in 2011.

NOTE 3 — INVESTMENTS IN SPONSORED MUTUAL FUNDS.
These investments (in millions) include:

	Aggregate	Unrealized holding	Aggregate
	cost	gains	fair value
December 31, 2010
Stock and blended asset funds	$281.7	$178.6	$460.3
Bond funds	248.5	39.1	287.6

	$530.2	$217.7	$747.9

March 31, 2011
Stock and blended asset funds	$281.7	$203.1	$484.8
Bond funds	248.5	40.7	289.2

	$530.2	$243.8	$774.0

NOTE 4 — DEBT SECURITIES HELD BY AND CUSTOMER DEPOSITS AT SAVINGS BANK SUBSIDIARY.
Our savings bank subsidiary holds investments in marketable debt securities, including mortgage- and other asset-backed securities, which are accounted for as available-for-sale. The following table (in millions) details the components of these investments.

	12/31/2010		3/31/2011
		Unrealized		Unrealized
		holding		holding
	Fair	gains	Fair	gains
	value	(losses)	value	(losses)
Investments with temporary impairment (50 securities in 2011) of
Less than 12 months	$25.0	$(.4)	$35.4	$(.5)
12 months or more	6.1	(.4)	5.3	(.2)

Total	31.1	(.8)	40.7	(.7)
Investments with unrealized holding gains	153.6	4.1	147.8	3.5

Total debt securities	$184.7	$3.3	$188.5	$2.8

Aggregate cost	$181.4		$185.7

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
The estimated fair value of our customer deposit liability, based on discounting expected cash outflows at maturity dates that range up to five years, using current interest rates offered for deposits with the same dates of maturity, was $164.1 million at December 31, 2010, and $168.3 million at March 31, 2011.
NOTE 5 — OTHER INVESTMENTS.
These investments (in millions) include:

	12/31/2010	3/31/2011
Cost method investments
10% interest in Daiwa SB Investments Ltd. (Japan)	$13.6	$13.6
Other investments	34.2	34.3
Equity method investments
26% interest in UTI Asset Management Company Limited (India)	154.1	155.2
Other investments	2.0	2.2
Sponsored mutual fund investments held as trading	4.8	4.8
U.S. Treasury note	1.0	1.0

Total other investments	$209.7	$211.1

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
These levels are not necessarily an indication of the risk or liquidity associated with the investments. There have been no transfers in or out of the levels. The following table summarizes our investments (in millions) that are recognized in our balance sheet using fair value measurements determined based on the differing levels of inputs.

	Level 1	Level 2
December 31, 2010
Cash equivalents	$726.9
Investments in sponsored mutual funds
Held as available-for-sale	747.9
Held as trading	4.8
Debt securities held by savings bank subsidiary	—	$184.7

Total	$1,479.6	$184.7

March 31, 2011
Cash equivalents	$973.6
Investments in sponsored mutual funds
Held as available-for-sale	774.0
Held as trading	4.8
Debt securities held by savings bank subsidiary	—	$188.5

Total	$1,752.4	$188.5

NOTE 7 — STOCK-BASED COMPENSATION.
Stock-based grants.
The following table summarizes the status of and changes in our stock option grants during the first three months of 2011.

		Weighted-
		average
		exercise
	Options	price
Outstanding at beginning of year	37,759,580	$41.34
Semiannual grants	2,894,480	$70.33
Reload grants	20,653	$67.60
New hire grants	1,000	$65.78
Exercised	(1,711,550)	$33.35
Forfeited	(158,960)	$46.48

Outstanding at end of period	38,805,203	$43.85

Exercisable at end of period	20,112,811	$37.91

The following table summarizes the status of and changes in our nonvested restricted shares and restricted stock units during the first three months of 2011.

		Restricted
	Restricted	stock	Weighted-average
	shares	units	fair value
Nonvested at beginning of year	638,532	368,201	$46.92
Granted to employees	122,575	65,650	$70.30
Vested	(875)	(1,750)	$47.75
Forfeited	(8,790)	(20,251)	$47.58

Nonvested at end of period	751,442	411,850	$50.69

Future stock-based compensation expense.
The following table presents the compensation expense (in millions) to be recognized over the remaining vesting periods of the stock-based awards outstanding at March 31, 2011. Estimated future compensation expense will change to reflect future option grants, including reloads; future awards of unrestricted shares, restricted shares, and restricted stock units; changes in estimated forfeitures; and adjustments for actual forfeitures.

Second quarter 2011	$24.8
Third quarter 2011	24.3
Fourth quarter 2011	19.1
2012	59.8
2013 through 2016	58.7

Total	$186.7

NOTE 8 — EARNINGS PER SHARE CALCULATIONS.
The following table presents the reconciliation (in millions) of our net income to net income allocated to our common stockholders and the weighted average shares (in millions) that are used in calculating the basic and the diluted earnings per share on our common stock. Weighted average common shares outstanding assuming dilution reflects the potential additional dilution, determined using the treasury stock method that could occur if outstanding stock options were exercised. The table also shows the weighted average outstanding stock options (in millions) and their average exercise price excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive.

	Three months ended
	3/31/2010	3/31/2011
Net income	$153.0	$194.6
Less: net income allocated to outstanding restricted stock and stock unit holders	(.6)	(.8)

Net income allocated to common stockholders	$152.4	$193.8

Weighted average common shares
Outstanding	258.2	258.7

Outstanding assuming dilution	266.2	268.5

Weighted average outstanding stock options excluded from the calculation of diluted earnings per common share	11.4	1.6

Average exercise price	$52.73	$68.64

NOTE 9 — COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME.
The following table presents the components (in millions) of comprehensive income.

	Three months ended
	3/31/2010	3/31/2011
Net income	$153.0	$194.6

Other comprehensive income, net of tax
Investments in sponsored mutual funds:
Net unrealized holding gains	19.6	26.1
Net gains realized on dispositions, determined using average cost	(.7)	—
Deferred income taxes	(7.4)	(10.1)

Net unrealized holding gains recognized in other comprehensive income	11.5	16.0

Debt securities held by savings bank subsidiary:
Net unrealized holding gains (losses)	.2	(.5)
Deferred tax benefits (income taxes)	(.1)	.2

Net unrealized holding gains (losses) recognized in other comprehensive income	.1	(.3)

Total net unrealized holding gains recognized in other comprehensive income	11.6	15.7

Investment in UTI Asset Management Company Limited
Change in currency translation adjustment	—	(.6)
Deferred tax benefits	—	.2

Total currency translation adjustment	—	(.4)

Total other comprehensive income	11.6	15.3

Total comprehensive income	$164.6	$209.9

The currency translation adjustment results from translating our proportionate share of the financial statements of UTI, our equity method investment, into U.S. dollars. Assets and liabilities are translated into U.S. dollars using quarter-end exchange rates, and revenues and expenses are translated using weighted-average exchange rates for the period.
The components of accumulated other comprehensive income (in millions) at March 31, 2011, are presented below.

Net unrealized holding gains on
Investments in sponsored mutual funds	$243.8
Debt securities held by savings bank subsidiary	2.8

246.6
Deferred income taxes	(95.4)

Net unrealized holding gains	$151.2
Currency translation adjustment, net of deferred tax benefit of $1.8 million	3.2

Accumulated other comprehensive income	$154.4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:
We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries (“the Company”) as of March 31, 2011, the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2011 and 2010, and the related condensed consolidated statement of stockholders’ equity for the three-month period ended March 31, 2011. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 8, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP
Baltimore, Maryland
April 21, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL.
Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our sponsored mutual funds and other managed investment portfolios. Investment advisory clients domiciled outside the United States account for 12% of our assets under management at March 31, 2011.
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
BACKGROUND.
Equity markets around the world ended the first quarter of 2011 with gains despite experiencing volatility along the way. The positive momentum of late 2010 continued into 2011 as improving economic conditions and strong corporate earnings advanced markets steadily through mid-February. Political turmoil in North Africa and the Middle East followed by the devastating earthquake and nuclear crisis in Japan prompted a market sell-off as investors looked to reduce risk. Indexes rebounded strongly, however, in the quarter’s closing weeks.
Amid this volatility, the S&P 500 Index of large-cap companies in leading industries of the U.S. economy posted a first quarter gain of 5.9% while the Russell 2000 Index, which measures the performance of small-cap U.S. companies returned 7.9%. For the quarter, the NASDAQ Composite Index, which is heavily weighted with technology companies, returned 4.8% (excluding dividends). Markets outside the U.S. experienced less robust gains. The MSCI EAFE Index, which measures the performance of mostly large-cap stocks in Europe, Australasia and the Far East, returned 3.5%, and the MSCI Emerging Markets Index returned 2.1%.
Long-term Treasury yields experienced volatility in the first quarter of 2011 as well, as investors periodically sought the safety of U.S. government bonds. Rates steadied toward the end of the quarter, however, as market anxieties regarding recent global developments diminished somewhat, and the Federal Reserve left U.S. monetary policy unchanged at its March meeting. On balance, the yield on the benchmark 10-year bond increased 18 basis points during the quarter to 3.47%.
U.S. fixed income securities experienced modest returns in the first quarter of 2011. The strong corporate earnings reported in early 2011 helped high yield corporate bonds build on their substantial gains in 2010, while investment-grade issues recorded more modest gains. The Credit Suisse High Yield Index gained 3.8% in the first quarter of 2010, while the Barclays Capital U.S. Aggregate Index gained .42%. The Barclays Capital Global Aggregate Ex-US Dollar Bond Index was up 1.8% in the first quarter of 2011, due in part to a weakening U.S. dollar, and the J.P. Morgan Emerging Markets Index Plus gained .74%.
In this volatile environment, our assets under management increased $27.9 billion from the December 31, 2010 record level of $482.0 billion to $509.9 billion at March 31, 2011. The change (in billions) during the first quarter of 2011 occurred as follows.

Quarter
ended
3/31/2011
Assets under management at beginning of period	$482.0

Net cash inflows
Sponsored mutual funds in the U.S.	4.4
Other portfolios	1.4

5.8
Market valuation changes and income	22.1

Change during the period	27.9

Assets under management at end of period	$509.9

Assets under management at March 31, 2011, include $385.1 billion in stock and blended asset investment portfolios and $124.8 billion in fixed income investment portfolios. The investment portfolios that we manage consist of $300.2 billion in the T. Rowe Price mutual funds distributed in the U.S. and $209.7 billion in other investment portfolios, including separately managed accounts, sub-advised funds, and other sponsored investment portfolios including common trust funds and mutual funds offered to investors outside the U.S. and through variable annuity life insurance plans.
We incur significant expenditures to attract new investment advisory clients and additional investments from our existing clients. These efforts involve costs that generally precede any future revenues that we might recognize from additions to our assets under management.
RESULTS OF OPERATIONS.
First quarter 2011 versus first quarter 2010.
Investment advisory revenues increased 24.8%, or $117.0 million, to $588.8 million in the first quarter of 2011 as average assets under our management increased $101.5 billion to $498.4 billion. The average annualized fee rate earned on our assets under management was 47.9 basis points during the first quarter of 2011 down from the 48.2 basis points earned in the 2010 quarter, and virtually unchanged from the fee rate of 48.0 basis points earned in 2010. We continue to voluntarily waive money market fees to maintain a positive yield for fund investors. Fees of $7.0 million were waived in the first quarter of 2011, an increase of $.2 million from the fees waived in the comparable 2010 quarter. We anticipate such fee waivers could continue for the remainder of 2011.

Net revenues increased $126.2 million, or 22.7%, to $682.4 million. Operating expenses of $370.9 million in the first quarter of 2011 were up $53.4 million, or 16.8% from the comparable 2010 quarter. Overall, net operating income of $311.5 million for the first quarter of 2011 was 30.5% higher than the $238.7 million earned in the 2010 quarter. The increase in our average assets under management and resulting advisory revenue increased our operating margin for the first quarter of 2011 to 45.6% from 42.9% in the comparable 2010 quarter. Net income increased $41.6 million from the first quarter of 2010 to $194.6 million and diluted earnings per share on our common stock increased 26.3% to $.72 from $.57 in the 2010 quarter.
Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the U.S. increased 23.1%, or $75.1 million, to $400.5 million. Average mutual fund assets under management in the first quarter of 2011 were $292.0 billion, an increase of 23.1% from the average for the comparable 2010 quarter. Mutual fund assets at March 31, 2011 were $300.2 billion, an increase of $17.6 billion, or 6.2% from the end of 2010.
Net inflows to the sponsored mutual funds were $4.4 billion during the first quarter of 2011, including $2.5 billion originating in our target-date retirement funds. Net inflows include $2.9 billion added to the stock and blended asset funds and $1.8 billion added to the bond funds. The Equity Income, New Income, Growth Stock, Institutional Mid-Cap Equity Growth, and Overseas Stock Funds each added more than $.4 billion for a total of $3.0 billion during the 2011 quarter. The money market funds had net outflows of $.3 billion. Market appreciation and income increased our mutual fund assets under management by $13.2 billion during the first quarter of 2011.
Investment advisory revenues earned on the other investment portfolios that we manage increased $41.9 million, or 28.6%, from the first quarter of 2010, to $188.3 million. Average assets in these portfolios were $206.4 billion during the first quarter of 2011, an increase of $46.8 billion, or 29.3%, from the 2010 quarter. Ending assets at March 31, 2011 were $209.7 billion, up $10.3 billion from the end of 2010. Net inflows were $1.4 billion for the first quarter of 2011. Strong net inflows into our sub-advised funds from third party financial intermediaries and into our other sponsored portfolios were partially offset by net outflows from a few institutional investors who restructured their equity investment portfolios. Market appreciation and income increased assets under management in these portfolios by $8.9 billion.
Administrative fees increased $9.5 million from the first quarter of 2010 to $93.1 million. This change includes a $6.9 million increase in our mutual fund servicing revenue and $2.5 million increase in 12b-1 distribution and service fees recognized on higher average assets under management in the Advisor and R classes of our sponsored mutual funds. Changes in administrative fees are generally offset by a similar change in the related operating expenses that are incurred to distribute Advisor and R class fund shares through third party intermediaries and to provide services to the funds and their investors.
Compensation and related costs increased $35.2 million, or 16.9%, compared to the first quarter of 2010. Almost half of this increase is attributable to an increase in our annual variable compensation programs, which are based on our operating results and other factors such as our relative risk-adjusted investment performance, and the quality of our client service. The change also includes an increase of $11.7 million in salaries expense and employee benefits from the 2010 quarter, which results from an increase in our average staff size of 6.0% coupled with a modest increase in our associates’ base salaries at the beginning of the year. Increases in temporary employment expenses, non-cash stock-based compensation expense, and other employee costs make up the balance of the change from the 2010 period. At March 31, 2011, we employed 5,104 associates up just slightly from the 5,052 associates employed at the end of 2010.
Advertising and promotion expenditures were up $1.9 million, or 8.1%, compared to the first quarter of 2010 in response to investor interest. We currently expect that our advertising and promotion expenditures for the second quarter of 2011 will be about $2.0 million higher than the comparable 2010 quarter and spending for the full year 2011 could increase about 15% from 2010. We vary our level of spending based on market conditions and investor demand as well as our efforts to expand our investor base in the U.S. and abroad.
Occupancy and facility costs together with depreciation and amortization expense were up $3.2 million versus the 2010 quarter. The change includes the impact of placing our new technology support facility into service in February 2011, as well as higher operating costs for our existing facilities and the added cost to update our technology capabilities, including related maintenance programs, to meet increasing business demands.
Other operating expenses increased $13.1 million, or 29.0%, from the first quarter of 2010, including an increase of $2.5 million in distribution and service expenses recognized on higher average assets under management in our Advisor and R classes of mutual fund shares that are sourced from financial intermediaries. These costs are offset by an equal increase in our administrative revenues recognized from the 12b-1 fees discussed above. Consulting and professional fees, information services, and other operating costs have all risen from the first quarter of 2010 to meet increasing business demands.
Our non-operating investment activity, which includes interest income as well as the recognition of investment gains and losses, decreased $1.4 million from the comparable 2010 quarter. The 2010 quarter included a $2.2 million gain recognized on the settlement and valuation of non-deliverable forward contracts used to economically hedge the foreign currency exposure associated with the UTI acquisition price. The change also includes $1.7 million in equity earnings recognized in the first quarter of 2011 from our investment in UTI.
The first quarter of 2011 provision for income taxes as a percentage of pretax income is 38.3%. A higher anticipated effective state income tax rate has pushed the current estimate for the full year 2011 to 38.3%, up from the prior estimate of 37.8%.
CAPITAL RESOURCES AND LIQUIDITY.
Operating activities during the first quarter of 2011 provided cash flows of $336.0 million, up $79.3 million from 2010, including a $41.6 million increase in net income and a $2.5 million increase in non-cash expenses for depreciation, amortization and stock-based compensation. Timing differences in the cash settlement of our assets and liabilities increased our cash flows by $35.2 million versus the 2010 quarter. Our interim operating cash flows do not include bonus compensation that is accrued throughout the year before being substantially paid out in December.
Net cash used in investing activities totaled $17.0 million, down $157.4 million from the 2010 period, primarily due to the 2010 period including the $143.6 million related to our purchase of a 26% equity interest in UTI. Our capital spending for property and equipment decreased $13.3 million from the 2010 period because we completed the construction of our technology support facility in late 2010.
Net cash used in financing activities was $67.2 million in the first quarter of 2011, up $5.7 million from 2010. Dividends paid during the first quarter of 2011 increased $10.7 million from the 2011 period due primarily to a $.04 increase in our quarterly per-share dividend. The increase in the dividends paid was partially offset by the change in cash flows from our savings bank deposits.

Our cash and mutual fund investments at March 31, 2011 were more than $1.8 billion, and we have no debt. Given the availability of these financial resources, we do not maintain an available external source of liquidity. We anticipate property and equipment expenditures for the full year 2011 to be about $110 million and expect to fund them from our cash balances.
NEW ACCOUNTING STANDARDS.
We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our consolidated statements, including that which we have not yet adopted. We do not believe that any such guidance will have a material effect on our financial position or results of operation.
FORWARD-LOOKING INFORMATION.
From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this report, may contain certain forward-looking information, including information or anticipated information relating to: our revenues, net income and earnings per share on common stock; changes in the amount and composition of our assets under management; our expense levels; our estimated effective income tax rate; and our expectations regarding financial markets, future transactions and investments, and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A, Risk Factors, of our Form 10-K Annual Report for 2010. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.
Our future revenues and results of operations will fluctuate primarily due to changes in the total value and composition of assets under our management. Such changes result from many factors including, among other things: cash inflows and outflows in the T. Rowe Price mutual funds and other managed investment portfolios; fluctuations in global financial markets that result in appreciation or depreciation of the assets under our management; our introduction of new mutual funds and investment portfolios; and changes in retirement savings trends relative to participant-directed investments and defined contribution plans. The ability to attract and retain investors’ assets under our management is dependent on investor sentiment and confidence; the relative investment performance of the Price mutual funds and other managed investment portfolios as compared to competing offerings and market indexes; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; and our level of success in implementing our strategy to expand our business. Our revenues are substantially dependent on fees earned under contracts with the Price funds and could be adversely affected if the independent directors of one or more of the Price funds terminated or significantly altered the terms of the investment management or related administrative services agreements. Non-operating investment income will also fluctuate primarily due to the size of our investments and changes in their market valuations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in the information provided in Item 7A of the Form 10-K Annual Report for 2010.
Item 4. Controls and Procedures.
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of March 31, 2011, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the first quarter of 2011, and has concluded that there was no change during the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors.
There has been no material change in the information provided in Item 1A of our Form 10-K Annual Report for 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Repurchase activity during the first quarter of 2011 follows.

			Total Number of	Maximum Number
	Total Number of	Average	Shares Purchased as	of Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Month	Purchased	per Share	Announced Program	Under the Program
January	96,943	$66.45	—	22,410,910
February	246,464	$69.66	—	22,410,910
March	513,684	$62.78	500,000	21,910,910

Total	857,091	$65.17	500,000

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorizations, and pre-existing outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options. Of the shares repurchased in March 2011, 500,000 were repurchased pursuant to the Board of Directors’ June 5, 2008 publicly announced authorization. All other shares repurchased during the quarter related to swap exercises.
Item 5. Other Information.
On April 21, 2011, we issued a press release reporting our results of operations for the first quarter of 2011. A copy of that press release is furnished herewith as Exhibit 99. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.
Item 6. Exhibits.
The following exhibits required by Item 601 of Regulation S-K are furnished herewith.
3(i).1	Charter of T. Rowe Price Group, Inc., as Amended by Articles of Amendment dated April 10, 2008. (Incorporated by reference from Form 10-Q Report for the quarterly period ended March 31, 2008; Accession No. 0000950133-08-001597).

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of February 12, 2009. (Incorporated by reference from Form 8-K Current Report as of February 17, 2009; Accession No. 0000950133-09-000369).

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99	Press release issued April 21, 2011, reporting our results of operations for the first quarter of 2011.

101	The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s unaudited condensed consolidated interim financial statements and notes that are included in this Form 10-Q Report.
101.INS	XBRL Instance Document (File name: trow-20110331.xml).

101.SCH	XBRL Taxonomy Extension Schema Document (File name: trow-20110331.xsd).

101.CAL	XBRL Taxonomy Calculation Linkbase Document (File name: trow-20110331_cal.xml).

101.LAB	XBRL Taxonomy Label Linkbase Document (File name: trow-201103031_lab.xml).

101.PRE	XBRL Taxonomy Presentation Linkbase Document (File name: trow-20110331_pre.xml).

101.DEF	XBRL Taxonomy Definition Linkbase Document (File name: trow-20110331_def.xml).
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 21, 2011.

T. Rowe Price Group, Inc.
by:	/s/ Kenneth V. Moreland
Vice President and Chief Financial Officer