Form 10-Q
period 2011-06-30
PRICE T ROWE GROUP INC
filed 2011-07-26
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, July 22, 2011, is 256,368,787.
The exhibit index is at Item 6 on page 17.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2010	6/30/2011
ASSETS
Cash and cash equivalents	$813.1	$1,022.7
Accounts receivable and accrued revenue	307.9	324.0
Investments in sponsored mutual funds	747.9	800.2
Debt securities held by savings bank subsidiary	184.7	191.8
Other investments	209.7	216.1
Property and equipment	560.3	555.7
Goodwill	665.7	665.7
Other assets	152.7	106.2

Total assets	$3,642.0	$3,882.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$79.4	$94.4
Accrued compensation and related costs	71.9	178.9
Income taxes payable	33.8	29.4
Customer deposits at savings bank subsidiary	160.4	166.9

Total liabilities	345.5	469.6

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, undesignated, $.20 par value - authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value — authorized 750,000,000; issued 258,760,000 shares in 2010 and 256,518,000 in 2011	51.7	51.3
Additional capital in excess of par value	506.3	460.4
Retained earnings	2,599.4	2,744.2
Accumulated other comprehensive income	139.1	156.9

Total stockholders’ equity	3,296.5	3,412.8

Total liabilities and stockholders’ equity	$3,642.0	$3,882.4

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended		Six months ended
	6/30/2010	6/30/2011	6/30/2010	6/30/2011
Revenues
Investment advisory fees	$492.0	$611.7	$963.8	$1,200.5
Administrative fees	84.7	101.4	168.3	194.5
Investment income of savings bank subsidiary	1.6	1.4	3.3	2.7

Total revenues	578.3	714.5	1,135.4	1,397.7
Interest expense on savings bank deposits	0.9	0.8	1.8	1.6

Net revenues	577.4	713.7	1,133.6	1,396.1

Operating expenses
Compensation and related costs	215.1	248.8	422.8	491.7
Advertising and promotion	20.1	20.6	43.6	46.0
Depreciation and amortization of property and equipment	15.5	17.9	30.9	34.5
Occupancy and facility costs	25.8	28.9	51.5	56.6
Other operating expenses	47.8	70.9	93.0	129.2

Total operating expenses	324.3	387.1	641.8	758.0

Net operating income	253.1	326.6	491.8	638.1

Non-operating investment income	3.9	5.6	9.2	9.5

Income before income taxes	257.0	332.2	501.0	647.6
Provision for income taxes	98.5	127.5	189.5	248.3

Net income	$158.5	$204.7	$311.5	$399.3

Earnings per share on common stock
Basic	$.61	$.79	$1.20	$1.54

Diluted	$.59	$.76	$1.17	$1.49

Dividends declared per share	$.27	$.31	$.54	$.62

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six months ended
	6/30/2010	6/30/2011
Cash flows from operating activities
Net income	$311.5	$399.3
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	30.9	34.5
Stock-based compensation expense	43.1	46.4
Intangible asset amortization	.2	.2
Other changes in assets and liabilities	66.5	130.1

Net cash provided by operating activities	452.2	610.5

Cash flows from investing activities
Investment in UTI Asset Management Company Limited	(143.6)	—
Investments in sponsored mutual funds	(7.7)	(23.8)
Dispositions of sponsored mutual funds	2.0	—
Investments in debt securities held by savings bank subsidiary	(27.6)	(35.0)
Proceeds from debt securities held by savings bank subsidiary	26.8	28.8
Additions to property and equipment	(68.0)	(33.0)
Other investing activity	(4.9)	(3.4)

Net cash used in investing activities	(223.0)	(66.4)

Cash flows from financing activities
Repurchases of common stock	(154.5)	(235.3)
Common share issuances under stock-based compensation plans	34.8	36.8
Excess tax benefits from stock-based compensation plans	20.5	18.2
Dividends	(139.8)	(160.7)
Change in savings bank subsidiary deposits	1.6	6.5

Net cash used in financing activities	(237.4)	(334.5)

Cash and cash equivalents
Net change during period	(8.2)	209.6
At beginning of year	743.3	813.1

At end of period	$735.1	$1,022.7

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

			Additional		Accumulated
	Common		capital in		other	Total
	shares	Common	excess of par	Retained	comprehensive	stockholders’
	outstanding	stock	value	earnings	income	equity
Balances at December 31, 2010	258,760	$51.7	$506.3	$2,599.4	$139.1	$3,296.5

Comprehensive income
Net income				399.3		399.3
Net unrealized holding gains, net of tax					17.5	17.5
Currency translation adjustment, net of tax					0.3	0.3

Total comprehensive income						417.1
Dividends				(160.7)		(160.7)
Common stock-based compensation plans activity
Shares issued upon option exercises	1,668	0.3	35.6			35.9
Restricted shares issued, net of shares withheld for taxes	128	.1	(.1)			.0
Shares issued upon vesting of restricted stock units	3	.0	.0			.0
Forfeiture of restricted awards	(14)	.0	.0			—
Net tax benefits			18.7			18.7
Stock-based compensation expense			46.4			46.4
Common shares repurchased	(4,027)	(0.8)	(146.5)	(93.8)		(241.1)

Balances at June 30, 2011	256,518	$51.3	$460.4	$2,744.2	$156.9	$3,412.8

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
NOTE 2 — INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.
Accounts receivable from our sponsored mutual funds for advisory fees and advisory-related administrative services aggregate $154.0 million at December 31, 2010, and $158.4 million at June 30, 2011.
Revenues (in millions) from advisory services provided under agreements with our sponsored mutual funds and other investment clients include:

	Three months ended		Six months ended
	6/30/2010	6/30/2011	6/30/2010	6/30/2011
Sponsored mutual funds in the U.S.
Stock and blended asset	$275.1	$341.2	$537.9	$668.2
Bond and money market	67.7	76.9	130.3	150.4

	342.8	418.1	668.2	818.6
Other portfolios
Stock and blended asset	121.4	160.8	241.7	315.6
Bond, money market and stable value	27.8	32.8	53.9	66.3

	149.2	193.6	295.6	381.9

Total investment advisory fees	$492.0	$611.7	$963.8	$1,200.5

The following table summarizes the various investment portfolios and assets under management (in billions) on which we earn advisory fees.

	Average during		Average during
	the second quarter		the first half
	2010	2011	2010	2011
Sponsored mutual funds in the U.S.
Stock and blended asset	$182.6	$228.0	$179.1	$224.4
Bond and money market	64.8	74.6	63.3	72.9

	247.4	302.6	242.4	297.3
Other portfolios
Stock and blended asset	122.2	157.8	120.0	156.2
Bond, money market and stable value	43.9	54.5	42.8	53.2

	166.1	212.3	162.8	209.4

Total assets under management	$413.5	$514.9	$405.2	$506.7

	As of
	12/31/2010	6/30/2011
Sponsored mutual funds in the U.S.
Stock and blended asset	$212.4	$229.5
Bond and money market	70.2	76.1

	282.6	305.6
Other portfolios
Stock and blended asset	148.2	159.1
Bond, money market and stable value	51.2	56.2

	199.4	215.3

Total assets under management	$482.0	$520.9

Investors that we serve are primarily domiciled in the United States of America; investment advisory clients domiciled outside the United States account for nearly 12% of our assets under management at June 30, 2011.
Fees for advisory-related administrative services provided to our sponsored mutual funds during the first half of the year were $131.6 million in 2010 and $158.2 million in 2011. Fees for these services during the second quarter were $66.0 million in 2010 and $83.2 million in 2011.
NOTE 3 — INVESTMENTS IN SPONSORED MUTUAL FUNDS.
These investments (in millions) include:

	Aggregate	Unrealized holding	Aggregate
	cost	gains	fair value
December 31, 2010
Stock and blended asset funds	$281.7	$178.6	$460.3
Bond funds	248.5	39.1	287.6

	$530.2	$217.7	$747.9

June 30, 2011
Stock and blended asset funds	$281.7	$201.6	$483.3
Bond funds	272.3	44.6	316.9

	$554.0	$246.2	$800.2

NOTE 4 — DEBT SECURITIES HELD BY AND CUSTOMER DEPOSITS AT SAVINGS BANK SUBSIDIARY.
Our savings bank subsidiary holds investments in marketable debt securities, including mortgage- and other asset-backed securities, which are accounted for as available-for-sale. The following table (in millions) details the components of these investments.

	12/31/2010		6/30/2011
		Unrealized		Unrealized
		holding		holding
	Fair	gains	Fair	gains
	value	(losses)	value	(losses)
Investments with temporary impairment (41 securities in 2011) of
Less than 12 months	$25.0	$(.4)	$25.1	$(.2)
12 months or more	6.1	(.4)	5.0	(.2)

Total	31.1	(.8)	30.1	(.4)
Investments with unrealized holding gains	153.6	4.1	161.7	3.8

Total debt securities	$184.7	$3.3	$191.8	$3.4

Aggregate cost	$181.4		$188.4

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
The estimated fair value of our customer deposit liability, based on discounting expected cash outflows at maturity dates that range up to five years, using current interest rates offered for deposits with the same dates of maturity, was $164.1 million at December 31, 2010, and $170.1 million at June 30, 2011.
NOTE 5 — OTHER INVESTMENTS.
These investments (in millions) include:

	12/31/2010	6/30/2011
Cost method investments
10% interest in Daiwa SB Investments Ltd. (Japan)	$13.6	$13.6
Other investments	34.2	36.5
Equity method investments
26% interest in UTI Asset Management Company Limited (India)	154.1	157.4
Other investments	2.0	2.5
Sponsored mutual fund investments held as trading	4.8	5.1
U.S. Treasury note	1.0	1.0

Total other investments	$209.7	$216.1

NOTE 6 — FAIR VALUE MEASUREMENTS.
We determine the fair value of our investments using broad levels of inputs as defined by related accounting standards:
Level 1 —	quoted prices in active markets for identical securities.

Level 2 —	observable inputs other than level 1 quoted prices including, but not limited to, quoted prices for similar securities, interest rates, prepayment speeds, and credit risk. These inputs are based on market data obtained from independent sources.

Level 3 —	unobservable inputs reflecting our own assumptions based on the best information available. We do not value any investments using level 3 inputs.
These levels are not necessarily an indication of the risk or liquidity associated with the investments. There have been no transfers in or out of the levels. The following table summarizes our investments (in millions) that are recognized in our balance sheet using fair value measurements determined based on the differing levels of inputs.

	Level 1	Level 2
December 31, 2010
Cash equivalents	$726.9
Investments in sponsored mutual funds
Held as available-for-sale	747.9
Held as trading	4.8
Debt securities held by savings bank subsidiary	—	$184.7

Total	$1,479.6	$184.7

June 30, 2011
Cash equivalents	$922.2
Investments in sponsored mutual funds
Held as available-for-sale	800.2
Held as trading	5.1
Debt securities held by savings bank subsidiary	—	$191.8

Total	$1,727.5	$191.8

NOTE 7 — COMMON STOCK REPURCHASES.
At June 30, 2011, accounts payable and accrued expenses includes $5.8 million representing the liability for common stock repurchases that settled the first week of July.
NOTE 8 — STOCK-BASED COMPENSATION.
Stock-based grants.
The following table summarizes the status of and changes in our stock option grants during the first six months of 2011.

		Weighted-
		average
		exercise
	Options	price
Outstanding at beginning of year	37,759,580	$41.34
Semiannual grants	2,894,480	$70.33
Reload grants	27,278	$67.11
New hire grants	23,850	$63.93
Non-employee director grants	8,000	$64.94
Exercised	(2,200,462)	$32.85
Forfeited	(260,560)	$48.12

Outstanding at end of period	38,252,166	$44.01

Exercisable at end of period	19,638,524	$38.09

The following table summarizes the status of and changes in our nonvested restricted shares and restricted stock units during the first six months of 2011.

		Restricted
	Restricted	stock	Weighted-average
	shares	units	fair value
Nonvested at beginning of year	638,532	368,201	$46.92
Granted to employees and directors	128,975	73,550	$69.95
Vested	(8,675)	(11,032)	$53.42
Forfeited	(13,490)	(38,103)	$47.81

Nonvested at end of period	745,342	392,616	$50.87

Future stock-based compensation expense.
The following table presents the compensation expense (in millions) to be recognized over the remaining vesting periods of the stock-based awards outstanding at June 30, 2011. Estimated future compensation expense will change to reflect future option grants, including reloads; future awards of unrestricted shares, restricted shares, and restricted stock units; changes in estimated forfeitures; and adjustments for actual forfeitures.

Third quarter 2011	$24.5
Fourth quarter 2011	19.5
2012	60.1
2013 through 2016	58.9

Total	$163.0

NOTE 9 — EARNINGS PER SHARE CALCULATIONS.
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

	Three months ended		Six months ended
	6/30/2010	6/30/2011	6/30/2010	6/30/2011
Net income	$158.5	$204.7	$311.5	$399.3
Less: net income allocated to outstanding restricted stock and stock unit holders	(.7)	(.9)	(1.3)	(1.7)

Net income allocated to common stockholders	$157.8	$203.8	$310.2	$397.6

Weighted average common shares
Outstanding	258.2	258.0	258.2	258.3

Outstanding assuming dilution	265.7	266.7	266.0	267.6

The weighted average outstanding stock options (in millions) and their average exercise price excluded from the calculation of diluted earnings per share on our common stock as the inclusion of such shares would be anti-dilutive are as follows.

	Three months ended		Six months ended
	6/30/2010	6/30/2011	6/30/2010	6/30/2011
Weighted average outstanding stock options excluded	12.9	3.6	12.2	2.6

Average exercise price	$52.39	$67.61	$52.55	$67.92

NOTE 10 — COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME.
The following table presents the components (in millions) of comprehensive income.

	Six months ended
	6/30/2010	6/30/2011
Net income	$311.5	$399.3

Other comprehensive income, net of tax
Investments in sponsored mutual funds:
Net unrealized holding gains (losses)	(34.4)	28.5
Net gains realized on dispositions, determined using average cost	(.7)	—
Deferred tax benefits (income taxes)	13.1	(11.0)

Net unrealized holding gains (losses) recognized in other comprehensive income	(22.0)	17.5

Debt securities held by savings bank subsidiary:
Net unrealized holding gains	.9	.1
Deferred income taxes	(.3)	(.1)

Net unrealized holding gains recognized in other comprehensive income	.6	—

Total net unrealized holding gains (losses) recognized in other comprehensive income	(21.4)	17.5

Investment in UTI Asset Management Company Limited
Change in currency translation adjustment	4.4	.4
Deferred income taxes	(1.6)	(.1)

Total currency translation adjustment	2.8	.3

Total other comprehensive income (loss)	(18.6)	17.8

Total comprehensive income	$292.9	$417.1

Comprehensive income for the second quarter was $128.3 million in 2010 and $207.2 million in 2011.

The currency translation adjustment results from translating our proportionate share of the financial statements of UTI, our equity method investment, into U.S. dollars. Assets and liabilities are translated into U.S. dollars using quarter-end exchange rates, and revenues and expenses are translated using weighted-average exchange rates for the period.
The components of accumulated other comprehensive income (in millions) at June 30, 2011, are presented below.

Net unrealized holding gains on
Investments in sponsored mutual funds	$246.2
Debt securities held by savings bank subsidiary	3.4

249.6
Deferred income taxes	(96.6)

Net unrealized holding gains	153.0
Currency translation adjustment, net of deferred income taxes of $2.1 million	3.9

Accumulated other comprehensive income	$156.9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:
We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries (“the Company”) as of June 30, 2011, the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 2011 and 2010, the related condensed consolidated statement of stockholders’ equity for the six-month period ended June 30, 2011 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2011 and 2010. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
July 26, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL.
Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our sponsored mutual funds and other managed investment portfolios. Investment advisory clients domiciled outside the United States account for nearly 12% of our assets under management at June 30, 2011.
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
BACKGROUND.
The volatility experienced in the first quarter of 2011 by equity markets around the world continued throughout the second quarter as economic and geopolitical concerns weighed on investors at different times in the quarter. This volatility led to mixed performance results across equity markets for the quarter. Healthy corporate earnings and merger activity in the early part of the second quarter continued the positive momentum of late March and helped lift major indexes to new highs by the end of April. However, soft U.S. economic data, elevated energy costs, and worries that Greece could default or be forced to restructure its sovereign debt prompted a market sell-off in May and early June as investors looked to reduce risk. These losses were trimmed significantly in the closing days of the quarter. Several major concerns continue to weigh on investor confidence, including the sluggishness of economic recoveries in many developed countries, the broader European debt crisis, the U.S. government’s ability to raise its debt ceiling, inflation in emerging markets, and the impact of the Japanese disaster.
Amid this volatility in the second quarter, the S&P 500 Index of large-cap companies in leading industries of the U.S. economy returned .1% while the Russell 2000 Index, which measures the performance of small-cap U.S. companies, and the NASDAQ Composite Index, which is heavily weighted in technology companies, declined 1.6% and .3% (excluding dividends), respectively. Their relatively flat performance in the second quarter enabled these major U.S. indexes to maintain the solid returns of the first quarter. For the first six months of the year, the S&P 500 Index is up 6.0%, the Russell 2000 Index increased 6.2% and the NASDAQ Composite Index returned 4.6%.
Developed equity markets outside the U.S. outperformed the U.S. markets in the second quarter of 2011 while emerging equity markets lagged behind. Specifically, the MSCI EAFE Index, which measures the performance of mostly large-cap stocks in Europe, Australasia and the Far East, returned 1.8%, and the MSCI Emerging Markets Index declined 1.0%. These indexes have returned 5.4% and 1.0%, respectively, for the first half of 2011.
Similar to the first three months of 2011, long-term Treasury yields experienced volatility in the second quarter, as investors periodically sought the safety of U.S. government bonds. Disappointing economic data and reductions in U.S. GDP growth estimates in May and early June drove long-term yields to their lowest levels in several months. Rates steadied toward the end of the quarter, however, as market anxieties regarding recent global developments diminished somewhat, and the Federal Reserve reassured investors that they would keep the fed funds target rate very low “for an extended period” of time. The yield on the benchmark 10-year bond decreased 29 basis points during the quarter to 3.18% at June 30, 2011.
U.S. fixed income securities experienced good returns in the second quarter of 2011. Municipal bonds led the way as demand improved and fears of default subsided. Returns on high yield securities lagged others amid a large supply and equity market weakness; however, they still outperformed investment-grade issues for the first half of 2011. For the quarter, the Barclays Capital U.S. Aggregate Index gained 2.3% while the Credit Suisse High Yield Index gained 1.0%. These indexes are up 2.7% and 4.8%, respectively, for the first six months of 2011. The Barclays Capital Global Aggregate Ex-US Dollar Bond Index was up 3.7% in the second quarter of 2011, due in part to a weakening U.S. dollar, and the J.P. Morgan Emerging Markets Index Plus gained 4.3%.
In this volatile environment, investors added net inflows of $15.6 billion to our management during the first six months of 2011, including $9.8 billion in the second quarter. Assets under management totaled $520.9 billion at the end of the second quarter of 2011, an increase of $11.0 billion from the March 31, 2011 record level of $509.9 billion. The change (in billions) in 2011 occurred as follows.

	Quarter	Quarter	First half
	ended	ended	ended
	3/31/2011	6/30/2011	6/30/2011
Assets under management at beginning of period	$482.0	$509.9	$482.0

Net cash inflows
Sponsored mutual funds in the U.S.	4.4	4.6	9.0
Other portfolios	1.4	5.2	6.6

	5.8	9.8	15.6
Market valuation changes and income	22.1	1.2	23.3

Change during the period	27.9	11.0	38.9

Assets under management at end of period	$509.9	$520.9	$520.9

Assets under management at June 30, 2011, include $388.6 billion in stock and blended asset investment portfolios and $132.3 billion in fixed income investment portfolios. The investment portfolios that we manage consist of $305.6 billion in the T. Rowe Price mutual funds distributed in the U.S. and $215.3 billion in other investment portfolios, including separately managed accounts, sub-advised funds, and other sponsored investment portfolios including common trust funds and mutual funds offered to investors outside the U.S. and through variable annuity life insurance plans.
We incur significant expenditures to attract new investment advisory clients and additional investments from our existing clients. These efforts involve costs that generally precede any future revenues that we might recognize from additions to our assets under management.
RESULTS OF OPERATIONS.
Second quarter 2011 versus second quarter 2010.
Investment advisory revenues increased 24.3%, or $119.7 million, to $611.7 million in the second quarter of 2011 as average assets under our management increased $101.4 billion to $514.9 billion. The average annualized fee rate of 47.7 basis points earned on our assets under management during the second quarter of 2011 was unchanged from the rate earned in the 2010 quarter, and down slightly from the fee rate of 47.9 basis points earned in the first quarter 2011. We continue to voluntarily waive money market fees to maintain a positive yield for fund investors. Fees of $8.3 million were waived in the second quarter of 2011, an increase of $1.9 million from the fees waived in the comparable 2010 quarter. We anticipate such fee waivers could continue for the remainder of 2011.
Net revenues increased $136.3 million, or 23.6%, to $713.7 million. Operating expenses of $387.1 million in the second quarter of 2011 were up $62.8 million, or 19.4% from the comparable 2010 quarter. Overall, net operating income of $326.6 million for the second quarter of 2011 was 29% higher than the $253.1 million earned in the 2010 quarter. The increase in our average assets under management and resulting advisory revenue increased our operating margin for the second quarter of 2011 to 45.8% from 43.8% in the comparable 2010 quarter. Net income increased $46.2 million from the second quarter of 2010 to $204.7 million and diluted earnings per share on our common stock increased 28.8% to $.76 from $.59 in the 2010 quarter.
Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the U.S. increased 22.0%, or $75.3 million, to $418.1 million. Average mutual fund assets under management in the second quarter of 2011 were $302.6 billion, an increase of 22.3% from the average for the comparable 2010 quarter. Mutual fund assets at June 30, 2011 were $305.6 billion, an increase of $5.4 billion from the end of March 2011.
Net inflows to the sponsored mutual funds were $4.6 billion during the second quarter of 2011, including $2.2 billion added to the stock and blended asset funds, $2.2 billion added to the bond funds, and $.2 billion added to the money market funds. The Institutional Floating Rate, New Income, Equity Income, International Stock, and U.S. Bond Index funds each received net inflows of more than $400 million for a total of $2.7 billion during the 2011 quarter. Net inflows of $1.9 billion originated in our target-date retirement funds, which had total assets under management at June 30, 2011 of $63.5 billion. Market appreciation and income increased our mutual fund assets under management by $800 million during the second quarter of 2011.
Investment advisory revenues earned on the other investment portfolios that we manage increased $44.4 million, or 29.8%, from the second quarter of 2010, to $193.6 million. Average assets in these portfolios were $212.3 billion during the second quarter of 2011, an increase of $46.2 billion, or 27.8%, from the 2010 quarter. Ending assets at June 30, 2011 were $215.3 billion, up $5.6 billion from the end of March 2011. Net inflows, primarily from third party financial intermediaries, were $5.2 billion for the second quarter of 2011. Market appreciation and income increased assets under management in these portfolios by $400 million.
Administrative fees were up $16.7 million, or 19.7%, from the second quarter of 2010, including a $6.5 million increase in our mutual fund servicing revenue that is generally offset by a similar charge in the related operating expenses that are incurred to provide such services. The change also includes an increase of $10.7 million in 12b-1 distribution and service fees earned on the Advisor and R classes of our sponsored mutual funds, and is entirely offset by the increase in related operating expenses incurred to distribute Advisor and R class shares through third party intermediaries. The increase in 12b-1 fees includes $2.6 million based on greater fund assets under management and $8.1 million earned on R class shares in the second quarter of 2011 for which the comparable 2010 quarter fees were netted against related distribution expenses.
Compensation and related costs increased $33.7 million, or 15.7%, compared to the second quarter of 2010. Almost half of this increase is attributable to an increase in our annual variable compensation programs, which are based on our operating results and other factors such as our relative risk-adjusted investment performance, and the quality of our client service. The change also includes an increase of $12.8 million in salaries expense and employee benefits from the 2010 quarter, which results from an increase in our average staff size of 6.2% coupled with an increase in our associates’ base salaries at the beginning of the year. Increases in temporary staffing expenses, non-cash stock-based compensation expense, and other employee costs make up the balance of the change from the 2010 period. At June 30, 2011, we employed 5,162 associates, up 2.2% from the 5,052 associated employed at the end of 2010.

Advertising and promotion expenditures were $20.6 million, up 2.5%, compared to the second quarter of 2010 in response to investor interest. We currently expect that our advertising and promotion expenditures in the third quarter of 2011 will be comparable to the second quarter of this year, while our spending for the full year 2011 could increase about 15% from 2010. We vary our level of spending based on market conditions and investor demand as well as our efforts to expand our investor base in the U.S. and abroad.
Occupancy and facility costs together with depreciation and amortization expense were up $5.5 million, or 13.3%, versus the 2010 quarter. The change includes the impact of placing our new technology support facility into service in February 2011, as well as higher operating costs for our existing facilities and the added cost to update our technology capabilities, including related maintenance programs, to meet increasing business demands.
Other operating expenses were up $23.1 million, or 48.3%, from the second quarter of 2010, including rising consulting and professional fees, travel expenses, and other costs incurred to meet increased business demands. The change also includes an increase of $10.7 million in distribution expenses recognized on fees paid to financial intermediaries for sourcing assets into the Advisor and R classes of the T. Rowe Price funds, and is entirely offset by the increase in administrative revenues from 12b-1 fees. This increase in distribution expenses includes $2.6 million based on greater fund assets under management and $8.1 million incurred on R class shares in the second quarter of 2011 for which the comparable 2010 expenses were netted against related 12b-1 revenues.
Our non-operating investment activity, which includes interest income as well as the recognition of investment gains and losses, was up $1.7 million from the comparable 2010 quarter. The change includes higher dividend income earned on our mutual fund investments and larger foreign currency transaction gains recognized in the second quarter of 2011. We recognized equity earnings from our investment in UTI of $1.3 million in the second quarter of 2011, an increase of $.3 million versus the second quarter of 2010.
The second quarter of 2011 provision for income taxes as a percentage of pretax income is 38.4%. We currently estimate that our effective tax rate for the 2011 year will be 38.2%.
First half 2011 versus first half 2010.
Investment advisory revenues were up 24.6%, or $236.7 million, to $1.2 billion as average assets under our management increased $101.5 billion to $506.7 billion. The average annualized fee rate earned on our assets under management was 47.8 basis points in the first half of 2011, down slightly from the 48.0 basis points earned during the comparable 2010 period and the 2010 year. We waived $15.3 million in money market advisory fees in the first six months of 2011, an increase of $2.1 million from the $13.2 million waived in the first half of 2010.
Net revenues increased 23.2%, or $262.5 million, to nearly $1.4 billion. Operating expenses were $758.0 million in the first half of 2011, up 18.1% or $116.2 million from the 2010 period. Overall, net operating income for the first half of 2011 increased $146.3 million, or 29.7%, to $638.1 million. The increase in our average assets under management and resulting advisory revenue increased our operating margin for the first six months of 2011 to 45.7% from 43.4% in the comparable 2010 period. Net income increased $87.8 million, or 28.2%, to $399.3 million for the first half of 2011, boosting diluted earnings per share up 27.4% to $1.49 from $1.17.
Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States increased 22.5%, or $150.4 million, to $818.6 million. Average mutual fund assets were $297.3 billion in the first half of 2011, an increase of 22.6% over the average for the 2010 period. Mutual fund assets increased $23.0 billion during the first half of 2011 to $305.6 billion at June 30, 2011.
Net inflows to the mutual funds were $9.0 billion during the first half of 2011, including $4.4 billion that originated in our target-date Retirement Funds. Our stock and blended asset funds had net inflows of $5.1 billion and our bond funds added $4.0 billion. The New Income Fund added $1.4 billion of net investments while the Equity Income and Institutional Floating Rate funds combined to account for net inflows of $2.2 billion; each adding more than $1.0 billion. Our money market funds had net outflows of $100 million. Higher market valuations and income increased fund assets by $14.0 billion.
Investment advisory revenues earned on the other investment portfolios that we manage increased $86.3 million, or 29.2%, to $381.9 million. Average assets in these portfolios were $209.4 billion in the first half of 2011, up 28.6% from the average in the comparable 2010 period. Net inflows were $6.6 billion for the first six months of 2011. Strong net inflows into our sub-advised funds from third party financial intermediaries and into our other sponsored portfolios were partially offset by net outflows from a few institutional investors who restructured their equity investment portfolios. Market appreciation and income increased assets under management in these portfolios by $9.3 billion.
Administrative fees increased $26.2 million, or 15.6%, to $194.5 million. The change in these revenues includes $13.4 million from our mutual fund servicing activities. The balance of the increase is primarily attributable to the $13.2 million increase in 12b-1 distribution fees earned on the Advisor and R classes of our sponsored mutual fund shares. The year-to-date 2011 increase includes $5.1 million based on greater fund assets under management and $8.1 million earned on R class shares in the second quarter of 2011 for which the comparable 2010 quarter fees were netted against related distribution expenses.

Our largest expense, compensation and related costs, increased $68.9 million or 16.3% over the comparable 2010 period. The largest part of the increase is attributable to a $31.0 million increase to our interim annual variable compensation accrual and an increase of $24.5 million in salaries and related benefits. Our average number of associates has increased 6.3% from the comparable 2010 period. Higher temporary staffing expenses, non-cash stock-based compensation expense, and other employee costs account for the remainder of the increase in our compensation and related costs.
Occupancy and facility costs together with depreciation expense increased $8.7 million. Our operating costs for technology and other equipment, maintenance and other rented facility costs have increased as we continue to invest in our capabilities to meet increasing business needs.
Other operating expenses were up $36.2 million, or 38.9%, from the first half of 2010, including rising consulting and professional fees, information services, travel expenses, and other costs incurred to meet increased business demands. The change also includes an increase of $13.2 million in distribution expenses recognized on fees paid to financial intermediaries for sourcing assets into the Advisor and R classes of the T. Rowe Price funds. This year-to-date increase includes $5.1 million based on greater fund assets under management and $8.1 million incurred on R class shares in the second quarter of 2011 for which the comparable 2010 expenses were netted against related 12b-1 revenues.
CAPITAL RESOURCES AND LIQUIDITY.
Operating activities during the first six months of 2011 provided cash flows of $610.5 million, up $158.3 million from the 2010 period, including an $87.8 million increase in net income and a $6.9 million increase in non-cash expenses for depreciation, amortization and stock-based compensation. Timing differences in the cash settlement of our assets and liabilities increased our cash flows by $63.6 million compared to the first six months of 2010. Our interim operating cash flows do not include variable compensation that is accrued throughout the year before being substantially paid out in December.
Net cash used in investing activities totaled $66.4 million in the first half of 2011, down $156.6 million from the 2010 period. The 2010 period included our $143.6 million purchase of a 26% equity interest in UTI. Our capital spending for property and equipment decreased $35.0 million from the 2010 period primarily because we completed the construction of our technology support facility in late 2010. These reductions in cash outflows period over period were offset by a $23.5 million increase in net new investments into our sponsored mutual funds and in debt securities held by our savings bank subsidiary.
Net cash used in financing activities was $334.5 million in the first six months of 2011, an increase of $97.1 million from the 2010 period. A larger number of shares repurchased combined with a higher price per common share resulted in an $80.8 million increase over the comparable 2010 period in the amount expended on stock repurchases. Additionally, dividends paid during the first half of 2011 increased $20.9 million from the 2010 period due primarily to a $.04 increase in our quarterly per-share dividend. The increase in the dividends paid and amount expended on share repurchases was partially offset by the change in cash flows from our savings bank deposits.
Our cash and mutual fund investments at June 30, 2011 were more than $1.8 billion, and we have no debt. Given the availability of these financial resources, we do not maintain an available external source of liquidity. We anticipate property and equipment expenditures for the full year 2011 to be about $106 million and expect to fund them from our cash balances.
NEW ACCOUNTING STANDARDS.
In May 2011, the FASB issued amended guidance clarifying how to measure and disclose fair value. Although we continue to evaluate the impact, we do not believe the adoption of such amended guidance on January 1, 2012 will have a significant effect on our consolidated financial statements.
We have also considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our consolidated statements, including that which we have not yet adopted. We do not believe that any such guidance will have a material effect on our financial position or results of operation.
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
Item 4. Controls and Procedures.
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of June 30, 2011, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the second quarter of 2011, and has concluded that there was no change during the second quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
There has been no material change in the information provided in Item 1A of our Form 10-K Annual Report for 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)	Repurchase activity during the second quarter of 2011 follows.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price	Part of Publicly	Be Purchased Under
Month	Shares Purchased	Paid per Share	Announced Program	the Program
April	37,107	$67.80	—	21,910,910
May	1,299,101	$62.44	1,277,189	20,633,721
June	2,252,758	$57.80	2,250,000	18,383,721

Total	3,588,966	$59.58	3,527,189

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorizations, and pre-existing outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options. Of the shares repurchased in the second quarter of 2011, 3,527,189 were repurchased pursuant to the Board of Directors’ June 5, 2008 publicly announced authorization. All other shares repurchased during the quarter related to swap exercises.
Item 5. Other Information.
On July 26, 2011, we issued a press release reporting our results of operations for the second quarter and the first six months of 2011. A copy of that press release is furnished herewith as Exhibit 99. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.
Item 6. Exhibits.
The following exhibits required by Item 601 of Regulation S-K are furnished herewith.

3(i).1	Charter of T. Rowe Price Group, Inc., as Amended by Articles of Amendment dated April 10, 2008. (Incorporated by reference from Form 10-Q Report for the quarterly period ended March 31, 2008 filed on April 10, 2008; File No. 033-07012-99).

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of February 12, 2009. (Incorporated by reference from Form 8-K Current Report file on February 17, 2009; File No. 033-07012-99).

10.03	Transfer Agency and Service Agreement as of January 1, 2011, between T. Rowe Price Services, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 29, 2011; File No. 033-38791).

10.04	Agreement as of January 1, 2011, between T. Rowe Price Retirement Plan Services, Inc. and certain of the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 29, 2011; File No. 033-38791).

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99	Press release issued July 26, 2011, reporting our results of operations for the second quarter and the first six months of 2011.

101	The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s unaudited condensed consolidated interim financial statements and notes that are included in this Form 10-Q Report.

101.INS	XBRL Instance Document (File name: trow-20110630.xml).

101.SCH	XBRL Taxonomy Extension Schema Document (File name: trow-20110630.xsd).

101.CAL	XBRL Taxonomy Calculation Linkbase Document (File name: trow-20110630_cal.xml).

101.LAB	XBRL Taxonomy Label Linkbase Document (File name: trow-20110630_lab.xml).

101.PRE	XBRL Taxonomy Presentation Linkbase Document (File name: trow-20110630_pre.xml).

101.DEF	XBRL Taxonomy Definition Linkbase Document (File name: trow-20110630_def.xml).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 26, 2011.

T. Rowe Price Group, Inc.
by:	/s/ Kenneth V. Moreland
Vice President and Chief Financial Officer