Form 10-Q
period 2011-09-30
PRICE T ROWE GROUP INC
filed 2011-10-25
CIK 1113169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	[X]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[   ] Yes  [X] No

The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, October 21, 2011, is 252,639,961.

The exhibit index is at Item 6 on page 20.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	12/31/2010	9/30/2011
ASSETS
Cash and cash equivalents	$813.1	$1,001.4
Accounts receivable and accrued revenue	307.9	295.8
Investments in sponsored mutual funds	747.9	738.6
Debt securities held by savings bank subsidiary	184.7	198.5
Other investments	209.7	216.1
Property and equipment	560.3	555.1
Goodwill	665.7	665.7
Other assets	152.7	168.4

Total assets	$3,642.0	$3,839.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$79.4	$100.1
Accrued compensation and related costs	71.9	262.7
Income taxes payable	33.8	34.2
Customer deposits at savings bank subsidiary	160.4	173.0

Total liabilities	345.5	570.0

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, undesignated, $.20 par value - authorized and unissued 20,000,000 shares	-	-
Common stock, $.20 par value - authorized 750,000,000; issued 258,760,000 shares in 2010 and 252,775,000 in 2011	51.7	50.5
Additional capital in excess of par value	506.3	468.6
Retained earnings	2,599.4	2,655.4
Accumulated other comprehensive income	139.1	95.1

Total stockholders’ equity	3,296.5	3,269.6

Total liabilities and stockholders’ equity	$3,642.0	$3,839.6

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per-share amounts)

	Three months ended		Nine months ended
	9/30/2010	9/30/2011	9/30/2010	9/30/2011
Revenues
Investment advisory fees	$502.5	$578.0	$1,466.3	$1,778.5
Administrative fees	82.9	100.8	251.2	295.3
Investment income of savings bank subsidiary	1.6	1.4	4.9	4.1

Total revenues	587.0	680.2	1,722.4	2,077.9
Interest expense on savings bank deposits	0.9	0.8	2.7	2.4

Net revenues	586.1	679.4	1,719.7	2,075.5

Operating expenses
Compensation and related costs	214.2	251.6	637.0	743.3
Advertising and promotion	18.6	19.0	62.2	65.0
Depreciation and amortization of property and equipment	15.9	18.5	46.8	53.0
Occupancy and facility costs	28.3	29.2	79.8	85.8
Other operating expenses	47.2	65.9	140.2	195.1

Total operating expenses	324.2	384.2	966.0	1,142.2

Net operating income	261.9	295.2	753.7	933.3

Non-operating investment income	8.9	1.3	18.1	10.8

Income before income taxes	270.8	296.5	771.8	944.1
Provision for income taxes	101.7	111.0	291.2	359.3

Net income	$169.1	$185.5	$480.6	$584.8

Earnings per share on common stock
Basic	$.66	$.73	$1.86	$2.27

Diluted	$.64	$.71	$1.81	$2.20

Dividends declared per share	$.27	$.31	$.81	$.93

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine months ended
	9/30/2010	9/30/2011
Cash flows from operating activities
Net income	$480.6	$584.8
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	46.8	53.0
Stock-based compensation expense	66.3	73.8
Intangible asset amortization	.3	.3
Other changes in assets and liabilities	117.5	228.6

Net cash provided by operating activities	711.5	940.5

Cash flows from investing activities
Investment in UTI Asset Management Company Limited	(143.6)	-
Investments in sponsored mutual funds	(24.3)	(62.2)
Dispositions of sponsored mutual funds	11.6	-
Investments in debt securities held by savings bank subsidiary	(44.0)	(52.5)
Proceeds from debt securities held by savings bank subsidiary	42.2	38.2
Additions to property and equipment	(101.4)	(49.5)
Other investing activity	(5.6)	(5.9)

Net cash used in investing activities	(265.1)	(131.9)

Cash flows from financing activities
Repurchases of common stock	(240.0)	(461.6)
Common share issuances under stock-based compensation plans	42.1	41.1
Excess tax benefits from stock-based compensation plans	25.1	26.9
Dividends	(208.9)	(239.3)
Change in savings bank subsidiary deposits	2.4	12.6

Net cash used in financing activities	(379.3)	(620.3)

Cash and cash equivalents
Net change during period	67.1	188.3
At beginning of year	743.3	813.1

At end of period	$810.4	$1,001.4

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(shares in thousands; dollars in millions)

	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
Balances at December 31, 2010	258,760	$51.7	$506.3	$2,599.4	$139.1	$3,296.5

Comprehensive income
Net income				584.8		584.8
Net unrealized holding losses, net of tax					(43.6)	(43.6)
Currency translation adjustment, net of tax					(0.4)	(0.4)

Total comprehensive income						540.8

Dividends				(239.3)		(239.3)
Common stock-based compensation plans activity
Shares issued upon option exercises	2,269	0.4	40.7			41.1
Restricted shares issued, net of shares withheld for taxes	256	.1	(.3)			(.2)
Shares issued upon vesting of restricted stock units	4	.0	.0			.0
Forfeiture of restricted awards	(21)	.0	.0			-
Net tax benefits			27.1			27.1
Stock-based compensation expense			73.8			73.8
Common shares repurchased	(8,493)	(1.7)	(179.0)	(289.5)		(470.2)

Balances at September 30, 2011	252,775	$50.5	$468.6	$2,655.4	$95.1	$3,269.6

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

NOTE 2 - INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Accounts receivable from our sponsored mutual funds for advisory fees and advisory-related administrative services aggregate $154.0 million at December 31, 2010, and $147.2 million at September 30, 2011.

Revenues (in millions) from advisory services provided under agreements with our sponsored mutual funds and other investment clients include:

	Three months ended		Nine months ended
	9/30/2010	9/30/2011	9/30/2010	9/30/2011
Sponsored mutual funds in the U.S.
Stock and blended asset	$271.3	$321.5	$809.2	$989.7
Bond and money market	72.9	76.3	203.2	226.7

	344.2	397.8	1,012.4	1,216.4
Other portfolios
Stock and blended asset	127.8	145.7	369.5	461.3
Bond, money market and stable value	30.5	34.5	84.4	100.8

	158.3	180.2	453.9	562.1

Total investment advisory fees	$502.5	$578.0	$1,466.3	$1,778.5

The following table summarizes the various investment portfolios and assets under management (in billions) on which we earn advisory fees.

	Average during the third quarter		Average during the first nine months
	2010	2011	2010	2011
Sponsored mutual funds in the U.S.
Stock and blended asset	$178.5	$212.4	$178.9	$220.4
Bond and money market	67.4	75.9	64.7	73.9

	245.9	288.3	243.6	294.3
Other portfolios
Stock and blended asset	123.4	145.0	121.1	152.5
Bond, money market and stable value	46.8	57.2	44.2	54.5

	170.2	202.2	165.3	207.0

Total assets under management	$416.1	$490.5	$408.9	$501.3

	As of
	12/31/2010	9/30/2011
Sponsored mutual funds in the U.S.
Stock and blended asset	$212.4	$192.2
Bond and money market	70.2	74.4

	282.6	266.6
Other portfolios
Stock and blended asset	148.2	130.7
Bond, money market and stable value	51.2	56.2

	199.4	186.9

Total assets under management	$482.0	$453.5

Investors that we serve are primarily domiciled in the United States of America; investment advisory clients domiciled outside the United States account for more than 11% of our assets under management at September 30, 2011.

Fees for advisory-related administrative services provided to our sponsored mutual funds during the first nine months of the year were $197.6 million in 2010 and $239.7 million in 2011. Fees for these services during the third quarter were $66.0 million in 2010 and $82.0 million in 2011.

NOTE 3 – INVESTMENTS IN SPONSORED MUTUAL FUNDS.

These investments (in millions) include:

	Aggregate	Unrealized holding		Aggregate
	cost	gains	losses	fair value
December 31, 2010
Stock and blended asset funds	$281.7	$178.6	$-	$460.3
Bond funds	248.5	39.1	-	287.6

	$530.2	$217.7	$-	$747.9

September 30, 2011
Stock and blended asset funds	$281.7	$112.7	$(.9)	$393.5
Bond funds	310.7	38.2	(3.8)	345.1

	$592.4	$150.9	$(4.7)	$738.6

The unrealized holding losses at September 30, 2011, are attributable to eight fund holdings with an aggregate fair value of $85.1 million. These unrealized holding losses were all incurred during the third quarter of 2011 and are considered temporary.

NOTE 4 – DEBT SECURITIES HELD BY AND CUSTOMER DEPOSITS AT SAVINGS BANK SUBSIDIARY.

Our savings bank subsidiary holds investments in marketable debt securities, including mortgage- and other asset-backed securities, which are accounted for as available-for-sale. The following table (in millions) details the components of these investments.

	12/31/2010		9/30/2011
	Fair value	Unrealized holding gains (losses)	Fair value	Unrealized holding gains (losses)
Investments with temporary impairment (34 securities in 2011) of
Less than 12 months	$ 25.0	$(.4)	$ 18.1	$(.1)
12 months or more	6.1	(.4)	4.6	(.2)

Total	31.1	(.8)	22.7	(.3)
Investments with unrealized holding gains	153.6	4.1	175.8	4.0

Total debt securities	$184.7	$3.3	$ 198.5	$3.7

Aggregate cost	$181.4		$ 194.8

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

The estimated fair value of our customer deposit liability, based on discounting expected cash outflows at maturity dates that range up to five years, using current interest rates offered for deposits with the same dates of maturity, was $164.1 million at December 31, 2010, and $176.7 million at September 30, 2011.

NOTE 5 – OTHER INVESTMENTS.

These investments (in millions) include:

	12/31/2010	9/30/2011
Cost method investments
10% interest in Daiwa SB Investments Ltd. (Japan)	$13.6	$13.6
Other investments	34.2	38.5
Equity method investments
26% interest in UTI Asset Management Company Limited (India)	154.1	156.2
Other investments	2.0	2.5
Sponsored mutual fund investments held as trading	4.8	4.3
U.S. Treasury note	1.0	1.0

Total other investments	$209.7	$216.1

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

These levels are not necessarily an indication of the risk or liquidity associated with the investments. The following table summarizes our investments (in millions) that are recognized in our balance sheet using fair value measurements determined based on the differing levels of inputs. There have been no transfers in or out of the levels.

	Level 1	Level 2
December 31, 2010
Cash equivalents	$726.9
Investments in sponsored mutual funds
Held as available-for-sale	747.9
Held as trading	4.8
Debt securities held by savings bank subsidiary	-	$184.7

Total	$1,479.6	$184.7

September 30, 2011
Cash equivalents	$872.0
Investments in sponsored mutual funds
Held as available-for-sale	738.6
Held as trading	4.3
Debt securities held by savings bank subsidiary	-	$198.5

Total	$1,614.9	$198.5

NOTE 7 – COMMON STOCK REPURCHASES.

At September 30, 2011, accounts payable and accrued expenses includes $8.6 million representing the liability for common stock repurchases that settled the first week of October.

NOTE 8 – STOCK-BASED COMPENSATION.

Stock-based grants.

The following table summarizes the status of and changes in our stock option grants during the first nine months of 2011.

	Options	Weighted- average exercise price
Outstanding at beginning of year	37,759,580	$41.34
Semiannual grants	5,793,805	$60.43
Reload grants	65,857	$59.52
New hire grants	23,850	$63.93
Non-employee director grants	8,000	$64.94
Exercised	(2,976,531)	$29.16
Forfeited	(312,410)	$48.08
Expired	(137,778)	$55.69

Outstanding at end of period	40,224,373	$44.93

Exercisable at end of period	20,619,016	$40.12

The following table summarizes the status of and changes in our nonvested restricted shares and restricted stock units during the first nine months of 2011.

	Restricted shares	Restricted stock units	Weighted-average fair value
Nonvested at beginning of year	638,532	368,201	$46.92
Granted to employees and directors	258,375	142,650	$60.38
Vested	(12,975)	(17,032)	$52.19
Forfeited	(21,492)	(38,103)	$47.77

Nonvested at end of period	862,440	455,716	$50.86

Future stock-based compensation expense.

The following table presents the compensation expense (in millions) to be recognized over the remaining vesting periods of the stock-based awards outstanding at September 30, 2011. Estimated future compensation expense will change to reflect future option grants, including reloads; future awards of unrestricted shares, restricted shares, and restricted stock units; changes in estimated forfeitures; and adjustments for actual forfeitures.

Fourth quarter 2011	$24.5
2012	78.8
2013 through 2016	80.0

Total	$183.3

NOTE 9 – EARNINGS PER SHARE CALCULATIONS.

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

	Three months ended		Nine months ended
	9/30/2010	9/30/2011	9/30/2010	9/30/2011
Net income	$169.1	$185.5	$480.6	$584.8
Less: net income allocated to outstanding restricted stock and stock unit holders	(.7)	(.9)	(2.0)	(2.6)

Net income allocated to common stockholders	$168.4	$184.6	$478.6	$582.2

Weighted average common shares
Outstanding	255.5	253.7	257.3	256.7

Outstanding assuming dilution	261.8	260.0	264.6	265.0

The weighted average outstanding stock options (in millions) excluded from the calculation of diluted earnings per share on our common stock as the inclusion of such shares would be anti-dilutive and their average exercise price are as follows.

	Three months ended		Nine months ended
	9/30/2010	9/30/2011	9/30/2010	9/30/2011
Weighted average outstanding stock options excluded	17.8	11.1	14.1	5.5

Average exercise price	$51.48	$58.64	$52.09	$61.58

NOTE 10 – COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME.

The following table presents the components (in millions) of comprehensive income.

	Nine months ended
	9/30/2010	9/30/2011
Net income	$480.6	$584.8

Other comprehensive income, net of tax
Investments in sponsored mutual funds:
Net unrealized holding gains (losses)	31.9	(71.5)
Net gains realized on dispositions, determined using average cost	(4.5)	-
Deferred tax benefits (income taxes)	(12.3)	27.7

Net unrealized holding gains (losses) recognized in other comprehensive income	15.1	(43.8)

Debt securities held by savings bank subsidiary:
Net unrealized holding gains	1.3	.4
Deferred income taxes	(.4)	(.2)

Net unrealized holding gains recognized in other comprehensive income	.9	.2

Total net unrealized holding gains (losses) recognized in other comprehensive income	16.0	(43.6)

Investment in UTI Asset Management Company Limited
Change in currency translation adjustment	(1.0)	(.6)
Deferred tax benefits	.3	.2

Total currency translation adjustment	(.7)	(.4)

Total other comprehensive income (loss)	15.3	(44.0)

Total comprehensive income	$495.9	$540.8

Comprehensive income for the third quarter was $203.0 million in 2010 and $123.7 million in 2011.

The currency translation adjustment results from translating our proportionate share of the financial statements of UTI, our equity method investment, into U.S. dollars. Assets and liabilities are translated into U.S. dollars using quarter-end exchange rates, and revenues and expenses are translated using weighted-average exchange rates for the period.

The components of accumulated other comprehensive income (in millions) at September 30, 2011, are presented below.

Net unrealized holding gains on
Investments in sponsored mutual funds	$146.2
Debt securities held by savings bank subsidiary	3.7

149.9
Deferred income taxes	(58.0)

Net unrealized holding gains	91.9
Currency translation adjustment, net of deferred income taxes of $1.7 million	3.2

Accumulated other comprehensive income	$95.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

T. Rowe Price Group, Inc.:

We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries (“the Company”) as of September 30, 2011, the related condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2011 and 2010, the related condensed consolidated statement of stockholders’ equity for the nine-month period ended September 30, 2011 and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2011 and 2010. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

October 25, 2011

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our sponsored mutual funds and other managed investment portfolios. Investment advisory clients domiciled outside the United States account for more than 11% of our assets under management at September 30, 2011.

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

During the first nine months of 2011, we repurchased 8.5 million shares of our common stock for $470.2 million, including 4.5 million for $229.0 million in the third quarter of 2011. We funded these repurchases with existing cash balances and cash from operations.

BACKGROUND.

Several major concerns continued to weigh on investor confidence in the third quarter of 2011, including the sluggish economic recoveries in many developed countries, the European debt crisis, a divided U.S. Congress struggling to reach an agreement on deficit reduction and raising the statutory federal debt ceiling, and inflation in emerging markets. By the end of July, the uncertainties surrounding these macro concerns turned investors decidedly defensive and in search of less-risky investments. Market volatility and selling pressure only increased after Standard & Poor’s downgraded the U.S. government’s long-term sovereign credit rating in early August. Global markets have rebounded somewhat early in the fourth quarter; however, prolonged strong economic and geopolitical headwinds could continue to weigh on investors in the near-term.

With these uncertainties, all major U.S. stock indexes fell sharply in the third quarter. Declines for the S&P 500 Index, the Russell 2000 Index, which measures the performance of small-cap U.S. companies, and the NASDAQ Composite Index, which is heavily weighted in technology companies, were 13.9%, 21.9% and 12.9% (excluding dividends), respectively. These declines erased the solid returns experienced through the first half of 2011. For the first nine months of the year, the S&P 500 is down 8.7%, the Russell 2000 decreased 17.0%, and the NASDAQ Composite declined 9.0%.

The third quarter was also one of the most volatile periods for stocks outside the U.S. in recent market history. European stocks fell sharply and every emerging market region fell more than 20%. Specifically, the MSCI EAFE Index, which measures the performance of mostly large-cap stocks in Europe, Australasia and the Far East, declined 19.0%, and the MSCI Emerging Markets Index declined 22.5% over the quarter. These indexes have now declined 14.6% and 21.7%, respectively, for the first nine months of 2011.

Despite the S&P downgrade, U.S. Treasury yields plunged to historic lows and prices soared as investors sought the safety of these securities. In the face of evidence that the U.S. economy slowed substantially in the first half of the year, and increasing fears that a double-dip recession could be on the horizon, the Federal Reserve continued to employ monetary policies in an attempt to moderate the downside risk in the U.S. economy. These measures included the announcements to hold the federal funds target rate near 0% until at least mid-2013, trade short-term Treasury holdings for longer-term issues, and resume mortgage-backed security purchases. The yield on the benchmark 10-year Treasury bond declined 126 basis points from June 30, 2011 to 1.92% at September 30, 2011.

Bonds registered positive overall returns in the third quarter, as strong gains among long-term government bonds compensated for weaker performance in other categories. Municipal and investment-grade corporate bonds fared well, while high yield issues suffered sharp losses that left them in negative territory for the first nine months of the year. The Barclays Capital U.S. Aggregate Index gained 3.8% in the quarter and 6.7% for the first nine months of 2011. The Credit Suisse High Yield Index declined 5.1% in the third quarter, and is down 0.5% year-to-date. The Barclays Capital Global Aggregate Ex-US Dollar Bond Index declined .7% in the third quarter of 2011, as a stronger U.S. dollar versus other currencies reduced the return in dollar terms, and the J.P. Morgan Emerging Markets Index Plus declined 1.2%.

This unsettled market environment led to a reduction in our assets under management in the third quarter of 2011, including $2.6 billion in net cash outflows as investors looked to reduce risk from their portfolios. Our assets under management totaled $453.5 billion at the end of the third quarter of 2011, a decrease of $67.4 billion from the $520.9 billion at June 30, 2011, and a decrease of $28.5 billion from the beginning of the year. The change (in billions) in 2011 occurred as follows.

	Quarter ended 3/31/2011	Quarter ended 6/30/2011	Quarter ended 9/30/2011	First nine months ended 9/30/2011
Assets under management at beginning of period	$482.0	$509.9	$520.9	$482.0

Net cash inflows (outflows)
Sponsored mutual funds in the U.S.	4.4	4.6	(.2)	8.8
Other portfolios	1.4	5.2	(2.4)	4.2

	5.8	9.8	(2.6)	13.0
Market valuation changes and income	22.1	1.2	(64.8)	(41.5)

Change during the period	27.9	11.0	(67.4)	(28.5)

Assets under management at end of period	$509.9	$520.9	$453.5	$453.5

Assets under management at September 30, 2011, include $322.9 billion in stock and blended asset investment portfolios and $130.6 billion in fixed income investment portfolios. The investment portfolios that we manage consist of $266.6 billion in the T. Rowe Price mutual funds distributed in the U.S. and $186.9 billion in other investment portfolios, including separately managed accounts, sub-advised funds, and other sponsored investment portfolios including common trust funds and mutual funds offered to investors outside the U.S. and through variable annuity life insurance plans.

We incur significant expenditures to attract new investment advisory clients and additional investments from our existing clients. These efforts involve costs that generally precede any future revenues that we might recognize from additions to our assets under management.

RESULTS OF OPERATIONS.

Third quarter 2011 versus third quarter 2010.

Investment advisory revenues increased 15.0%, or $75.5 million, to $578.0 million in the third quarter of 2011 as average assets under our management increased $74.4 billion over the prior year’s quarterly average to $490.5 billion. The third quarter of 2011 advisory fees include money market fee waivers of $10.7 million, an increase of $5.5 million from the comparable 2010 period, as we continue to waive fees in order to maintain positive yield for fund investors in this prolonged low interest rate environment. The increase in such fee waivers, decreased equity valuations and a greater percentage of our assets under management being attributable to lower fee products have all contributed to the reduction in our average annualized advisory fee rate to 46.8 basis points from the 47.9 basis points earned in the third quarter of 2010. We expect our investment advisory revenues in the fourth quarter of 2011 to continue to moderate, as the market depreciation experienced in the third quarter of 2011 could affect our average assets under management, the basis on which we calculate revenue. We anticipate that the money market fee waivers will continue for the remainder of the year and into 2012.

Net revenues increased $93.3 million, or 15.9%, to $679.4 million. Operating expenses of $384.2 million in the third quarter of 2011 were up $60.0 million, or 18.5% from the comparable 2010 quarter. Overall, net operating income of $295.2 million for the third quarter of 2011 was 12.7% higher than the $261.9 million earned in the 2010 quarter. Higher operating expenses in 2011 and sharp decreases in market valuations during the third quarter of 2011, which slowed revenue growth in the quarter, resulted in our operating margin declining to 43.5% from 44.7% in the comparable 2010 quarter. Net income increased $16.4 million from the third quarter of 2010 to $185.5 million, and diluted earnings per share on our common stock increased 10.9% to $.71 from the $.64 earned in the comparable 2010 quarter.

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the U.S. increased 15.6%, or $53.6 million, to $397.8 million. Average mutual fund assets under management in the third quarter of 2011 were $288.3 billion, an increase of 17.2% from the average for the comparable 2010 quarter. Mutual fund assets at September 30, 2011 were $266.6 billion, down $39.0 billion from the end of June 2011, and down $21.7 billion from the average mutual fund asset balances in the third quarter of 2011.

Net outflows from the sponsored mutual funds were $200 million during the third quarter of 2011. Net inflows of $1.2 billion added to the stock and blended asset funds and $.6 billion added to the money market funds were more than offset by the $2.0 billion in net outflows from the bond funds. These specific asset class flows were primarily a result of rebalancing activities within our target-date retirement funds. These target-date retirement funds continue to be a steady source of assets under management as net inflows of $1.6 billion originated in these funds during the third quarter of 2011. Lower market valuations, net of income, reduced our mutual fund assets under management by $38.8 billion during the third quarter of 2011.

Investment advisory revenues earned on the other investment portfolios that we manage increased $21.9 million, or 14%, from the third quarter of 2010, to $180.2 million. Average assets in these portfolios were $202.2 billion during the third quarter of 2011, an increase of $32.0 billion, or 18.8%, from the 2010 quarter. Ending assets at September 30, 2011 were $186.9 billion, a decrease of $28.4 billion from the end of June 2011, and down $15.3 billion from the third quarter of 2011 average balances. Net outflows for the third quarter of 2011 of $2.4 billion resulted primarily from certain third party financial intermediaries and institutional investors reducing risk in their portfolios in the wake of the volatile market environment experienced during the third quarter of 2011. Market depreciation, net of income, reduced assets under management in these portfolios by $26.0 billion.

Administrative fees were up $17.9 million, or 21.6%, from the third quarter of 2010, including a $6.3 million increase in our mutual fund servicing revenue that is generally offset by a similar charge in the related operating expenses that are incurred to provide such services. The change also includes an increase of $9.7 million in 12b-1 distribution and service fees earned on the Advisor and R classes of our sponsored mutual funds, and is entirely offset by the increase in related operating expenses incurred to distribute Advisor and R class shares through third party intermediaries. The increase in 12b-1 fees includes $2.2 million based on greater fund assets under management, and $7.5 million earned on R class shares in the third quarter of 2011 for which the comparable 2010 quarter fees were netted against related distribution expenses.

Compensation and related costs increased $37.4 million, or 17.5%, compared to the third quarter of 2010, including a $14.3 million increase in the accrual for our annual variable compensation programs, which are based on our operating results and other factors such as our relative risk-adjusted investment performance, and the quality of our client service. The change also includes an increase of $13.3 million in salaries expense and employee benefits from the 2010 quarter, resulting from a 5.8% increase in the average number of associates, coupled with an increase in our associates’ base salaries at the beginning of the year. Increases in temporary staffing to meet increased business demands along with higher non-cash stock-based compensation expense and other employee costs make up the balance of the change from the 2010 period. At September 30, 2011, we employed 5,249 associates, up 3.9% from the 5,052 associated employed at the end of 2010.

Advertising and promotion expenditures were $19.0 million, up 2.2%, compared to the third quarter of 2010. Spending on advertising and promotion in the fourth quarter of 2011 is expected to be comparable to the fourth quarter of 2010. We vary our level of spending based on market conditions and investor demand as well as our efforts to expand our investor base in the U.S. and abroad.

Occupancy and facility costs together with depreciation and amortization expense were up $3.5 million, or 7.9%, versus the 2010 quarter. The change includes the impact of placing our new technology support facility into service in February 2011, as well as the added cost to update our technology capabilities, including related maintenance programs, to meet increasing business demands.

Other operating expenses were up $18.7 million, or 39.6%, from the third quarter of 2010. This change includes an increase of $9.7 million in distribution expenses recognized on fees paid to financial intermediaries for sourcing assets into the Advisor and R classes of the T. Rowe Price funds, and is entirely offset by the increase in administrative revenues from 12b-1 fees. This increase in distribution expenses includes $2.2 million based on greater fund assets under management, and $7.5 million incurred on R class shares in the third quarter of 2011 for which the comparable 2010 expenses were netted against related 12b-1 revenues. The balance of the change is from rising consulting and professional fees, travel expenses, and other costs incurred to meet increased business demands.

Our non-operating investment activity, which includes interest income as well as the recognition of investment gains and losses, was down $7.6 million from the comparable 2010 quarter. The third quarter of 2010 includes $3.8 million in realized gains on the sale of our mutual fund investments that did not reoccur in the 2011 quarter. We recognized $.6 million in foreign currency transaction losses in the third quarter of 2011 as the U.S. dollar strengthened against other currencies compared to $1.2 million in gains in the comparable prior year’s quarter. The change also includes $1.2 million in unrealized holding losses recognized in the third quarter of 2011 on our mutual fund investments held as trading investments. Earnings from our investment in UTI were $1.5 million in the third quarter of 2011, compared to $1.8 million in the 2010 quarter.

The provision for income taxes as a percentage of pretax income for the third quarter of 2011 is 37.4%, as a lower statutory tax rate in the U.K. as well as a reduction in our effective U.S. state tax rate have together decreased our estimated rate for the full-year 2011 to 38.0% from our previous estimate of 38.2%.

First nine months of 2011 versus first nine months of 2010.

Investment advisory revenues were up 21.3%, or $312.2 million, to nearly $1.8 billion as average assets under our management increased $92.4 billion to $501.3 billion. We waived $26.0 million in money market advisory fees in the first nine months of 2011, an increase of $7.6 million from the $18.4 million waived in the first nine months of 2010. The average annualized fee rate earned on our assets under management was 47.4 basis points during the first nine months of 2011, as compared to the 47.9 basis points earned during the comparable 2010 period.

Net revenues increased 20.7%, or $355.8 million, to nearly $2.1 billion. Operating expenses were about $1.1 billion in the first nine months of 2011, up 18.2% or $176.2 million from the 2010 period. Overall, net operating income for the 2011 year-to-date period increased $179.6 million, or 23.8%, to $933.3 million. The increase in our average assets under management and resulting advisory revenue increased our operating margin for the first nine months of 2011 to 45.0% from 43.8% in the comparable 2010 period. Net income increased $104.2 million, or 21.7%, to $584.8 million for the first nine months of 2011, boosting diluted earnings per share up 21.5% to $2.20 from $1.81.

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States increased 20.2%, or $204.0 million, to $1.2 billion. Average mutual fund assets were $294.3 billion during the first nine months of 2011, an increase of 20.8% over the average for the 2010 period. However, compared to the beginning of the year, mutual fund assets decreased $16.0 billion through September 30, 2011.

Net inflows to the mutual funds were $8.8 billion during the first nine months of 2011, including $6.0 billion that originated in our target-date retirement funds. The stock and blended asset funds added net inflows of $6.3 billion, our bond funds added $2.0 billion, and the money market funds added $.5 billion. Market appreciation and income experienced through the first half of 2011 was more than offset by the market depreciation in the third quarter of 2011. These lower market valuations, net of income, reduced our fund assets by $24.8 billion in the 2011 period.

Investment advisory revenues earned on the other investment portfolios that we manage increased $108.2 million, or 23.8%, to $562.1 million on higher average assets under management. Average assets in these portfolios were $207.0 billion during the first nine months of 2011, up 25.2% from the average in the comparable 2010 period. Other investment portfolio assets decreased $12.5 billion in the year-to-date 2011 period, as market depreciation, net of income, of $16.7 billion more than offset the net inflows of $4.2 billion during the period. Strong net inflows into sub-advised funds from third party financial intermediaries and into other sponsored portfolios were partially offset by net outflows from a few institutional investors who either restructured or reduced risk in their equity investment portfolios.

Administrative fees increased $44.1 million, or 17.6%, to $295.3 million, including $19.7 million from our mutual fund servicing activities. The balance of the increase is primarily attributable to the $22.4 million increase in 12b-1 distribution fees earned on the Advisor and R classes of our sponsored mutual fund shares. The year-to-date 2011 period increase includes $7.3 million based on greater fund assets under management, and $15.1 million earned on R class shares in the second and third quarters of 2011 for which the comparable 2010-quarter fees were netted against related distribution expenses.

Our largest expense, compensation and related costs, increased $106.3 million, or 16.7% to $743.3 million. The largest components of the increase are attributable to a $45.2 million increase to our interim annual variable compensation accrual and an increase of $37.8 million in salaries and related benefits. Our average number of associates has increased 6.2% from the comparable 2010 period. Higher temporary staffing to meet increased business demands along with higher non-cash stock-based compensation expense and other employee costs account for the remainder of the increase in our compensation and related costs.

Occupancy and facility costs together with depreciation expense increased $12.2 million. Our operating costs for technology and other equipment, maintenance and other rented facility costs have increased as we continue to invest in our capabilities to meet increasing business needs.

Other operating expenses were up $54.9 million, or 39.2%, from the first nine months of 2010, including rising consulting and professional fees, information services, travel expenses, and other costs incurred to meet increased business demands. The change also includes an increase of $22.4 million in distribution expenses recognized on fees paid to financial intermediaries for sourcing assets into the Advisor and R classes of the T. Rowe Price funds. This year-to-date increase includes $7.3 million based on greater fund assets under management, and $15.1 million incurred on R class shares in the second and third quarter of 2011 for which the comparable 2010 expenses were netted against related 12b-1 revenues.

CAPITAL RESOURCES AND LIQUIDITY.

Operating activities during the first nine months of 2011 provided cash flows of $940.5 million, up $229.0 million from the 2010 period, including a $104.2 million increase in net income and a $13.7 million increase in non-cash expenses for depreciation, amortization and stock-based compensation. Timing differences in the cash settlement of our assets and liabilities increased our cash flows by $111.1 million compared to the first nine months of 2010. Our interim operating cash flows do not include variable compensation that is accrued throughout the year before being substantially paid out in December.

Net cash used in investing activities totaled $131.9 million in the first nine months of 2011, a decrease of $133.2 million from the 2010 period. The 2010 period included our $143.6 million purchase of a 26% equity interest in UTI, an India based investment management firm. Our capital spending for property and equipment decreased $51.9 million from the 2010 period primarily because we had substantially completed the construction of our technology support facility in late 2010. These reductions in cash outflows period over period were offset by a $62.0 million increase in net new investments in sponsored mutual funds and in debt securities held by our savings bank subsidiary.

Net cash used in financing activities was $620.3 million in the first nine months of 2011, up $241.0 million from the 2010 period. A larger number of shares repurchased combined with a higher price per common share resulted in a $221.6 million increase over the comparable 2010 period in the amount expended on stock repurchases. Additionally, dividends paid during the first nine months of 2011 increased $30.4 million from the 2010 period due primarily to a $.04 increase in our quarterly per-share dividend. The increase in the dividends paid and amount expended on share repurchases was partially offset by the change in cash flows from our savings bank deposits.

Our cash and mutual fund investments at September 30, 2011 were more than $1.7 billion, and we have no debt. We anticipate property and equipment expenditures for the full year 2011 to be about $93 million and expect to fund them from our cash balances. Given the availability of our financial resources, we do not maintain an available external source of liquidity.

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

Item 4.  Controls and Procedures.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of September 30, 2011, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the third quarter of 2011, and has concluded that there was no change during the third quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

There has been no material change in the information provided in Item 1A of our Form 10-K Annual Report for 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Repurchase activity during the third quarter of 2011 follows.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July	688,219	$56.96	662,615	17,721,106
August	3,040,430	$50.87	3,026,458	14,694,648
September	843,180	$48.41	776,803	13,917,845

Total	4,571,829	$51.33	4,465,876

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorizations, and outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options. Of the shares repurchased in the third quarter of 2011, 4,465,876 were repurchased pursuant to the Board of Directors’ June 5, 2008 and September 8, 2010 publicly announced authorization. All other shares repurchased during the quarter related to swap exercises.

Item 5.  Other Information.

On October 25, 2011, we issued a press release reporting our results of operations for the third quarter and the first nine months of 2011. A copy of that press release is furnished herewith as Exhibit 99. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

Item 6.  Exhibits.

The following exhibits required by Item 601 of Regulation S-K are furnished herewith.

3(i).1	Charter of T. Rowe Price Group, Inc., as Amended by Articles of Amendment dated April 10, 2008. (Incorporated by reference from Form 10-Q Report for the quarterly period ended March 31, 2008 filed on April 10, 2008; File No. 033-07012-99).

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of February 12, 2009. (Incorporated by reference from Form 8-K Current Report file on February 17, 2009; File No. 033-07012-99).

10.03	Transfer Agency and Service Agreement as of January 1, 2011, between T. Rowe Price Services, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 29, 2011; File No. 033-38791).

10.04	Agreement as of January 1, 2011, between T. Rowe Price Retirement Plan Services, Inc. and certain of the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 29, 2011; File No. 033-38791).

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99	Press release issued October 25, 2011, reporting our results of operations for the third quarter and the first nine months of 2011.

101	The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s unaudited condensed consolidated interim financial statements and notes that are included in this Form 10-Q Report.

	101.INS	XBRL Instance Document (File name: trow-20110930.xml).

	101.SCH	XBRL Taxonomy Extension Schema Document (File name:
trow-20110930.xsd).

	101.CAL	XBRL Taxonomy Calculation Linkbase Document (File name:
trow-20110930_cal.xml).

	101.LAB	XBRL Taxonomy Label Linkbase Document (File name:
trow-20110930_lab.xml).

	101.PRE	XBRL Taxonomy Presentation Linkbase Document (File name:
trow-20110930_pre.xml).

	101.DEF	XBRL Taxonomy Definition Linkbase Document (File name:
trow-20110930_def.xml).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 25, 2011.

T. Rowe Price Group, Inc.
by:	/s/ Kenneth V. Moreland
Vice President and Chief Financial Officer