Form 10-K
period 2011-12-31
PRICE T ROWE GROUP INC
filed 2012-02-03
CIK 1113169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number 000-32191

T. ROWE PRICE GROUP, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-2264646
State of incorporation	IRS Employer Identification No.

100 East Pratt Street, Baltimore, Maryland 21202

Address, including zip code, of principal executive offices

(410) 345-2000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Common stock, $.20 par value per share	The NASDAQ Stock Market LLC
(Title of class)	(Name of exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    [X]  Yes    [   ]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    [   ]  Yes    [X]  No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    [   ]  Yes    [X]  No

The aggregate market value of the common equity (all voting) held by non-affiliates (excludes current executive officers and directors) computed using $60.34 per share (the NASDAQ Official Closing Price on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter) was $15.0 billion.

The number of shares outstanding of the registrant's common stock as of the latest practicable date, February 1, 2012, is 253,483,961.

DOCUMENTS INCORPORATED BY REFERENCE: In Part III, the Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

Exhibit index begins on page 62.

PART I

Item 1.  Business.

T. Rowe Price Group is a financial services holding company that provides global investment management services through its subsidiaries to individual and institutional investors in the sponsored T. Rowe Price mutual funds and other investment portfolios, including separately managed accounts, subadvised funds, and other sponsored investment funds offered to investors outside the U.S. and through variable annuity life insurance plans in the U.S.

The late Thomas Rowe Price, Jr., founded our firm in 1937, and the common stock of T. Rowe Price Associates was first offered to the public in 1986. The T. Rowe Price Group corporate holding company structure was established in 2000.

We derive the majority of our consolidated revenue and net income from investment advisory services provided by our subsidiaries, primarily T. Rowe Price Associates, Inc. and T. Rowe Price International Ltd. Our revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations.

Our assets under management are accumulated from a diversified client base across four primary distribution channels: third-party financial intermediaries that distribute our managed investment portfolios in the U.S. and other countries; individual U.S. investors on a direct basis; U.S. defined contribution retirement plans; and institutional investors in the U.S. and other countries. In general, over a third of our assets under management are sourced from our third-party financial intermediary distribution channel with the remaining three distribution channels making up the balance.

We manage a broad range of U.S. and international stock, blended asset, bond, and money market mutual funds and other investment portfolios that are designed to meet the varied and changing needs and objectives of individual and institutional investors.

Investment objectives for our managed investment portfolios, including the Price funds, accommodate a variety of strategies. Investors select from among the mutual funds based on the distinct objective that is described in each fund’s prospectus and can exchange balances among the funds as permitted when economic and market conditions and their investment needs change. Investment management of other client portfolios includes approaches similar to those employed in the Price funds.

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

We employ fundamental and quantitative security analyses in the performance of the investment advisory function. We maintain substantial internal equity and fixed income investment research capabilities. We perform original industry and company research using such sources as inspection of corporate activities, management interviews, company-published financial and other information, financial newspapers and magazines, corporate rating services, and field checks with suppliers and competitors in the same industry and particular business sector. Our research staff operates primarily from offices located in the United States and England with additional staff resident in Argentina, Australia, Hong Kong, Japan, and Singapore. We also use research provided by brokerage firms and security analysts in a supportive capacity and information received from private economists, political observers, commentators, government experts, and market analysts. Our stock selection process for some investment portfolios is based on quantitative analyses using computerized data modeling.

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

We also provide certain administrative services as ancillary services to our investment advisory clients. These administrative services are provided by several of our subsidiaries and include mutual fund transfer agent, accounting, distribution, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans investing in our sponsored mutual funds; recordkeeping services for defined contribution retirement plans investing in mutual funds outside the T. Rowe Price complex; brokerage; and trust services. Nearly 91% of our administrative and distribution and servicing fee revenues in 2011 were determined based generally on the recovery of our related costs to provide these services. Changes in our administrative revenues, distribution and servicing fees, and related expenses, therefore, do not significantly affect our net operating income or net income.

Information concerning our revenues, results of operations and total assets, and our assets under management during the past three years is contained in our consolidated financial statements and in note 2 thereto, which are both included in Item 8 of this Form 10-K.

2011 DEVELOPMENTS.

Global markets were unusually volatile during 2011 as economic and geopolitical concerns weighed heavily on investor confidence at times. In this uncertain and volatile environment, our assets under management increased $7.5 billion over the course of 2011 and ended the year at $489.5 billion. Our strong relative investment performance and brand awareness contributed significantly to attracting net inflows of $14.1 billion that were sourced primarily from third-party financial intermediaries. Lower market valuations and fund distributions not reinvested, reduced assets under management by $6.6 billion in 2011.

The firm’s long-term investment advisory results relative to our peers remain strong, with 76% of the T. Rowe Price funds across their share classes surpassing their comparable Lipper averages on a total return basis for the three-year period ended December 31, 2011, 86% outperforming for the five-year period, 77% outperforming for the 10-year period, and 60% outperforming for the one-year period. In addition, T. Rowe Price stock, bond and blended asset funds that ended the quarter with an overall rating of four or five stars from Morningstar account for 83% of our rated funds’ assets under management.

Details of our assets under management (in billions) at December 31, 2011 are as follows:

Assets under management by investment portfolio
T. Rowe Price mutual funds distributed in U.S.	$289.4
Other investment portfolios	200.1

$489.5

Assets under management by asset class
Stock and blended asset portfolios	$352.4
Fixed income portfolios	137.1

$489.5

Assets under management by account type
Retirement accounts and variable annuity portfolios	$293.2
Other portfolios	196.3

$489.5

Non-U.S. dollar denominated securities account for about $63.0 billion of our total assets under management at December 31, 2011.

Our target-date retirement portfolios, which provide shareholders with single, diversified portfolios that invest in the underlying T. Rowe Price funds and other investment portfolios, continue to be a significant source of asset growth. Of the firm’s net inflows of $14.1 billion in 2011, $8.0 billion originated in these portfolios. Assets under management in these portfolios were $66.9 billion at December 31, 2011 and represent more than 13% of our managed assets at year-end.

Six Price funds - Growth Stock, Mid-Cap Growth, Equity Income, Value, Blue Chip Growth, Capital Appreciation - accounted for 25% of our investment advisory revenues in 2011 and 20% of our assets under management at December 31, 2011. Our largest client account relationship outside the T. Rowe Price funds is with a third-party financial intermediary that accounted for about 3% of our investment advisory revenues in 2011. Our international clients account for 11% of our total assets under management at December 31, 2011.

See the Background section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report for more information on the 2011 market environment in which we operated.

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

Advisory and Distribution Services.

Investment advisory revenues earned from the Price funds are determined daily based on the net assets managed in each fund. The advisory fee paid monthly by each of the Price funds is computed on a daily basis by multiplying a fund’s net assets by a specific fee rate. For the majority of the Price funds, the fee rate is equal to the sum of a tiered group rate that is set based on the aggregate net assets of nearly all of the Price funds and an individual fund rate that is set based on the fund’s specific investment objective.

The effective tiered group rate when combined net assets of nearly all of the Price funds exceed $220 billion is calculated based on a weighted-average fee across pricing tiers of 30.0 basis points for the first $220 billion of net assets plus 28.5 basis points for net assets in excess of $220 billion. To the extent that the combined net assets of these funds increase, the group charge component of a fund’s advisory fee rate, and therefore the advisory fee rate paid by each fund, will decrease. The individual fund rate for the Growth Stock, Mid-Cap Growth, Equity Income, and Blue Chip Growth is the weighted average of the base individual rate plus a 15% reduction in the individual rate for net assets in excess of $15 billion.

The total effective fee rates determined in the above manner for those stock and bond funds that incurred advisory fees of at least $5 million in 2011 varied from a low of 40 basis points for the Short Term Bond, Maryland Tax-Free Bond and Tax-Free Short-Intermediate funds to a high of 105 basis points for the Emerging Europe & Mediterranean, International Discovery, Latin America, and Emerging Markets Stock funds.

Several of the Price funds, including the Index and Summit funds as well as specific funds offered solely to institutional investors; do not include a group fee component but rather an individual fund fee or an all-inclusive fee, which covers both investment management and ordinary operating expenses. Each of the funds in the series of Spectrum Funds and in the series of target-date Retirement Funds invest in a diversified portfolio of other Price funds and have no separate investment advisory fee. However, they indirectly bear the expenses of the funds in which they invest.

Our money market funds experienced advisory fee rates in 2011 from a low of negative seven basis points for the California Tax-Free Money Fund to a high of 18 basis points for the Summit Cash Reserves Fund, as we continued to voluntarily waive money market advisory fees to maintain a zero or positive yield for fund investors. We waived $36.4 million fees in 2011 compared to $25.1 million in 2010. We began waiving our money market advisory fees during the second half of 2009 and anticipate these fee waivers will continue in 2012.

Details of each fund’s fee arrangement are available in its prospectus.

Each of the Price funds has a distinct investment objective that has been developed as part of our strategy to provide a broad, comprehensive selection of investing opportunities. The Investor class of all Price funds can be purchased in the United States on a no-load basis, without a sales commission or 12b-1 fee. No-load mutual fund shares offer investors a low-cost and relatively easy method of directly investing in a variety of stock and fixed income portfolios.

Certain of the Price funds also offer Advisor and R classes of shares that are distributed to mutual fund shareholders, and defined contribution retirement plans, respectively, through third-party financial intermediaries. These share classes incur 12b-1 fees of 25 and 50 basis points, respectively, for distribution, administration, and personal services. In addition, those Price funds offered to investors through variable annuity life insurance plans have a share class that incurs a 12b-1 fee of 25 basis points. Our subsidiary, T. Rowe Price Investment Services, is the principal distributor of the Price funds and enters into agreements with each intermediary. Payment of 12b-1 fees is made by each fund directly to the applicable intermediaries.

In accounting for 12b-1 fees, the applicable mutual fund share classes incur the related expense and we recognize the corresponding distribution and servicing fee revenue in our consolidated statement of income. We also recognize, as distribution and servicing costs in the consolidated statement of income, the corresponding payment of these fees from each fund to the third-party financial intermediaries. The fee revenue that we recognize from the funds and the expense that we recognize for the fees paid to third-party intermediaries are equal in amount and, therefore, do not impact our net operating income.

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

We usually provide that a newly organized fund’s expenses will not exceed a specified percentage of its net assets during an initial operating period. Generally, during the earlier portion of the period, we will waive advisory fees and absorb other mutual fund expenses in excess of these self-imposed limits. During the latter portion of the period, we may recover some or all of the waived fees and absorbed costs.

Except as noted above for 12b-1 fees, we bear all advertising and promotion expenses associated with our distribution of the Price funds. These costs are recognized currently, and include advertising and direct mail communications to potential fund shareholders as well as substantial staff and communications capabilities to respond to investor inquiries. Marketing and promotional efforts are focused in the print media, television, and the Internet. In addition, we direct considerable marketing efforts to defined contribution plans that invest in mutual funds. Advertising and promotion expenditures vary over time based on investor interest, market conditions, new and existing investment offerings, and the development and expansion of new marketing initiatives, including enhancements to our website.

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

Our trustee services are provided by another subsidiary, T. Rowe Price Trust Company. Through this Maryland-chartered limited-service trust company, we offer collective investment trust funds for investment by qualified retirement plans and serve as trustee for retirement plans and IRAs. T. Rowe Price Trust Company may not accept deposits and cannot make personal or commercial loans. Another subsidiary, T. Rowe Price Savings Bank, issues federally insured certificates of deposit.

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

Fund Assets under Management.

At December 31, 2011, assets under our management in the Price funds aggregated $289.4 billion, an increase of 2.4% or $6.8 billion from the beginning of the year. The following table presents the net assets (in billions) of our largest funds (net assets in excess of $.7 billion at December 31) and the year each fund was started.

	2010	2011
Stock and blended asset funds:
Balanced (1991)	$2.9	$2.8
Blue Chip Growth (1993)	11.9	11.6
Capital Appreciation (1986)	10.4	10.9
Dividend Growth (1992)	1.7	2.1
Emerging Europe & Mediterranean (2000)	.8	.4
Emerging Markets Stock (1995)	5.5	5.6
Equity Income (1985)	20.4	21.3
Equity Index 500 (1990)	13.2	13.4
European Stock (1990)	.7	.6

Global Stock (1995)	.8	.6
Growth & Income (1982)	1.1	1.1
Growth Stock (1950)	24.8	25.3
Health Sciences (1995)	2.5	3.1
Institutional Emerging Markets Equity (2002)	.7	.8
Institutional Large-Cap Growth (2001)	2.6	3.2
Institutional Large-Cap Value (2000)	.5	.7
Institutional Mid-Cap Equity Growth (1996)	.8	1.9
International Discovery (1988)	2.7	2.2
International Growth & Income (1998)	3.6	4.2
International Stock (1980)	6.5	7.0
Latin America (1993)	3.2	2.0
Media & Telecommunications (1993)	1.9	1.9
Mid-Cap Growth (1992)	20.3	17.5
Mid-Cap Value (1996)	9.3	8.4
New America Growth (1985)	1.3	2.6
New Asia (1990)	5.2	3.6
New Era (1969)	5.8	4.5
New Horizons (1960)	7.7	7.9
Overseas Stock (2006)	2.5	3.6
Personal Strategy Balanced (1994)	1.4	1.3
Personal Strategy Growth (1994)	1.0	.9
Personal Strategy Income (1994)	.7	.7
Real Assets (2010)	1.6	2.4
Real Estate (1997)	2.6	2.9
Science & Technology (1987)	3.1	2.7
Small-Cap Stock (1992)	6.8	6.6
Small-Cap Value (1988)	7.1	6.8
Value (1994)	11.8	11.6
Other stock and blended asset funds	5.0	5.0

	212.4	211.7

Bond and money market funds:
Corporate Income (1995)	.7	.6
Emerging Markets Bond (1994)	2.7	3.1
GNMA (1985)	1.6	1.7
High Yield (1984)	8.2	8.5
Inflation Focused Bond (2006)	2.4	2.8
Institutional Floating Rate (2008)	1.0	1.8
Institutional High Yield (2002)	1.3	2.1
International Bond (1986)	4.9	5.2
Maryland Tax-Free Bond (1987)	1.8	1.9
New Income (1973)	12.6	14.8
Prime Reserve (1976)	5.6	5.8
Short-Term Bond (1984)	5.7	5.6
Summit Cash Reserves (1993)	5.5	5.9
Summit Municipal Intermediate (1993)	1.7	1.9
Tax-Exempt Money (1981)	.9	.9
Tax-Free High Yield (1985)	1.7	1.8
Tax-Free Income (1976)	2.9	2.9
Tax-Free Short-Intermediate (1983)	1.4	1.6
U.S. Bond Enhanced Index (2000)	0.6	1.2
U.S. Treasury Money (1982)	1.9	1.9
Virginia Tax-Free Bond (1991)	.8	.9
Other bond and money market funds	4.3	4.8

	70.2	77.7

	$282.6	$289.4

The Spectrum and Retirement fund of fund series are not presented in the table because their assets are already included in their underlying fund holdings.

Our operating subsidiaries invest in many of the T. Rowe Price funds.

OTHER INVESTMENT PORTFOLIOS.

We managed $200.1 billion at December 31, 2011, in other client investment portfolios, up $.7 billion from the beginning of the year. We provide investment advisory services to these clients through our subsidiaries on a separately managed or subadvised account basis and through sponsored investment portfolios, such as collective investment trusts, Luxembourg-based mutual funds, and variable annuity insurance plans. At December 31, these portfolios included the following investment assets:

	2010	2011
U.S. stocks	$114.0	$114.9
International stocks	34.2	25.8
Stable value assets	16.7	18.8
Bonds and money market securities	34.5	40.6

	$199.4	$200.1

We charge fees for investment management to these clients based on, among other things, the specific investment services to be provided. Our standard form of investment advisory agreement for client accounts provides that the agreement may be terminated at any time and that any unearned fees paid in advance will be refunded.

Our fees for managing these investment portfolios are computed using the value of assets under our management at a contracted annual fee rate. The value of assets under management billed is generally based on daily valuations, month-end average valuations, or end of billing period valuations. In 2011, approximately 53% of advisory fees were recognized based on daily portfolio valuations, 27% were based on month-end averages, and 19% were based on end of billing period valuations.

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

Due to changes resulting from the Dodd-Frank Act, the T. Rowe Price Savings Bank is now regulated by the Office of the Comptroller of the Currency, U.S. Department of the Treasury. In addition, the Federal Reserve is now responsible for supervision of T. Rowe Price Group and T. Rowe Price Associates, as savings and loan holding companies, as well as the other T. Rowe Price non-depository subsidiaries.

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

Certain of our subsidiaries are subject to net capital requirements including those of various federal, state, and international regulatory agencies. Each of our subsidiaries’ net capital, as defined, meets or exceeds all minimum requirements.

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

EMPLOYEES.

At December 31, 2011, we employed 5,255 associates, up 4% from the 5,052 associates employed at the end of 2010. We may add additional temporary and part-time personnel to our staff from time to time to meet periodic and special project demands, primarily for technology and mutual fund administrative services.

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

Item 1A.  Risk Factors.

An investment in our common stock involves various risks, including those mentioned below and those that are discussed from time to time in our periodic filings with the SEC. Investors should carefully consider these risks, along with the other information contained in this report, before making an investment decision regarding our common stock. There may be additional risks of which we are currently unaware, or which we currently consider immaterial. Any of these risks could have a material adverse effect on our financial condition, results of operations, and value of our common stock.

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

•

Interest Rate Changes. Investor interest in and the valuation of our fixed income investment funds and portfolios are affected by changes in interest rates. The performance of our money market funds is dependent on the income from the underlying securities exceeding the operating costs of the fund. When interest rates are at the historic lows that presently exist, the operating costs of the funds will become a greater portion of the portfolio’s income and reduce the yield of the funds to very low levels. Since the second half of 2009 and presently, such an environment has caused us to waive a portion of our advisory fees on money market funds in order to maintain yields at or above 0% to fund investors. Such actions reduce our advisory fee income and net income. Also, bank deposits may become more attractive to investors and money market funds have and could continue to experience redemptions. Client losses decrease our revenues and net income.

•

International Exposure. Our managed portfolios may have significant investments in international markets that are subject to risk of loss from political or diplomatic developments, government policies, civil unrest, currency fluctuations and changes in legislation related to foreign ownership. International markets, particularly emerging markets, which are often smaller, may not have the liquidity of established markets, may lack established regulations and may experience significantly more volatility than established markets.

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

Our operating results are dependent on the level of our expenses, which can vary significantly for many reasons, including:

•

changes in the level of our advertising expenses, including the costs of expanding investment advisory services to investors outside of the United States and further penetrating U.S. distribution channels;

•

variations in the level of total compensation expense due to, among other things, bonuses, stock option grants and other stock-based awards, changes in employee benefit costs due to regulatory or plan design changes, changes in our employee count and mix, competitive factors, and inflation;

•	a future impairment of our investment in UTI Asset Management Company Limited (UTI);

•	a future impairment of goodwill that is recognized in our balance sheet;

•	unanticipated material fluctuations in foreign currency exchange rates applicable to the costs of our operations abroad;

•

expenses and capital costs incurred to maintain and enhance our administrative and operating services infrastructure, such as technology assets, depreciation, amortization, and research and development;

•	unanticipated costs incurred to protect investor accounts and client goodwill; and

•	disruptions of third-party services such as communications, power, and mutual fund transfer agent and accounting systems.

Under our agreements with the T. Rowe Price mutual funds, we charge the mutual funds certain administrative fees and related expenses based upon contracted terms. If we fail to accurately estimate our underlying expense levels or otherwise are required to incur expenses relating to the mutual funds that are not otherwise paid by the funds, our operating results will be adversely affected.

We have contracted with third-party financial intermediaries that distribute our investment portfolios in the U.S. and abroad and such relationships may not be available or profitable to us in the future.

These contracted third-party intermediaries generally offer their clients various investment products in addition to, and in competition with, our investment offerings, and have no contractual obligation to encourage investment in our portfolios. It would be difficult for us to acquire or retain the management of those assets without the assistance of the intermediaries, and we cannot assure that we will be able to maintain an adequate number of successful distribution relationships. In addition, some investors rely on third-party financial planners, registered investment advisers, and other consultants or financial professionals to advise them on the choice of investment adviser and investment portfolio. These professionals and consultants can favor a competing investment portfolio as better meeting their particular client’s needs. We cannot assure that our investment offerings will be among their recommended choices in the future. Further, their recommendations can change over time and we could lose their recommendation and their client assets under our management. Mergers, acquisitions, and other ownership or management changes could also adversely impact our relationships with these third-party intermediaries. The presence of any of the adverse conditions discussed above would reduce revenues and net income, possibly by material amounts.

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

We currently have a substantial portion of our assets invested in our stock, blended asset and bond mutual funds. All of these investments are subject to investment market risk and our non-operating investment income could be adversely affected by the realization of losses upon the disposition of our investments or the recognition of significant other than temporary impairments. In addition, related investment income has fluctuated significantly over the years depending upon the performance of our corporate investments, including the impact of market conditions and interest rates, and the size of our corporate money market and longer-term mutual fund holdings. Fluctuations in other investment income are expected to occur in the future.

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

We own a 26% investment in UTI (India) and we may consider non-controlling minority investments in other entities in the future. We may not realize future returns from such investments or any collaborative activities that may develop in the future.

We are exposed to a number of risks arising from our international operations.

We operate in a number of jurisdictions outside of the United States. In addition, we have a large investment in UTI, an Indian asset management company. Our international operations require us to comply with the legal requirements of various foreign jurisdictions and expose us to the political consequences of operating in foreign jurisdictions. Our foreign business operations are also subject to the following risks:

•	difficulty in managing, operating and marketing our international operations;

•

fluctuations in currency exchange rates which may result in substantial negative effects on assets under our management, revenues, expenses and assets in our U.S. dollar based financial statements; and

•	significant adverse changes in international legal and regulatory environments.

LEGAL AND REGULATORY RISKS.

Compliance within a complex regulatory environment imposes significant financial and strategic costs on our business, and non-compliance could result in fines and penalties.

We are subject to extensive regulation by foreign and domestic governments, regulatory agencies such as the SEC, the FED, and OCC in the United States and the FSA in the United Kingdom, and self-regulatory organizations such as FINRA. The conduct of our business is in large part dictated by adherence to such regulation, including federal laws such as the Dodd-Frank Act of 2010, the Sarbanes-Oxley Act of 2002, the USA Patriot Act of 2001, the Employee Retirement Income Security Act of 1974 (ERISA), regulations relating to the mutual fund industry specifically and securities laws generally, accounting standards, and banking and tax laws. Compliance with these complex regulations and our disclosure and financial reporting obligations requires significant investments of time and money and could limit our ability to enter into new lines of business. Further, the regulations imposed by one jurisdiction may conflict with the regulations imposed by another, and these differences may be difficult or impossible to reconcile.

Our regulatory environment is frequently altered by new regulations and by revisions to, and evolving interpretations of, existing regulations. Future changes could require us to modify or curtail our investment offerings and business operations. For example, the Volker Rule as currently proposed has led us to begin evaluating whether it remains prudent to maintain our savings bank in light of the potential restrictions the rule could place on our other business activities.

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

We are subject to regulatory and governmental inquiries and civil litigation. An adverse outcome of any such proceeding could involve substantial financial penalties. From time to time, various claims against us arise in the ordinary course of business, including employment-related claims. There also has been an increase of litigation and in regulatory investigations in the financial services industry in recent years, including customer claims and class action suits alleging substantial monetary damages.

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

Certain of our subsidiaries are subject to net capital requirements imposed by various federal, state, and foreign authorities. Each of our subsidiaries’ net capital meets or exceeds all minimum requirements; however, a significant operating or investment loss or an extraordinary charge against net capital could adversely affect the ability of our subsidiaries to expand or even maintain their operations if we were unable to make additional investments in them.

TECHNOLOGY RISKS.

We require specialized technology to operate our business and would be adversely affected if our technology became inoperative or obsolete.

We depend on highly specialized and, in many cases, proprietary technology to support our business functions, including among others:

•	securities analysis,

•	securities trading,

•	portfolio management,

•	customer service,

•	accounting and internal financial reporting processes and controls, and

•	regulatory compliance and reporting.

All of our technology systems are vulnerable to disability or failures due to hacking, viruses, natural disasters, power failures, acts of war or terrorism, and other causes. Some of our software is licensed from and supported by outside vendors upon whom we rely to prevent operating system failure. A suspension or termination of these licenses or the related support, upgrades and maintenance could cause system delays or interruption. Although we have robust business and disaster recovery plans, if our technology systems were to fail and we were unable to recover in a timely way, we would be unable to fulfill critical business functions, which could lead to a loss of customers and could harm our reputation. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to disciplinary action and to liability to our customers.

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

As part of our normal operations, we maintain and transmit confidential information about our clients as well as proprietary information relating to our business operations. We maintain a system of internal controls designed to provide reasonable assurance that fraudulent activity, including misappropriation of assets, fraudulent financial reporting, and unauthorized access to sensitive or confidential data is either prevented or timely detected. Our systems or our third-party service providers’ systems could be victimized by unauthorized users or corrupted by computer viruses or other malicious software code, or authorized persons could inadvertently or intentionally release confidential or proprietary information. Such disclosure could, among other things:

•	seriously damage our reputation,

•	allow competitors access to our proprietary business information,

•	subject us to liability for a failure to safeguard client data,

•	result in the termination of contracts by our existing customers,

•	subject us to regulatory action, and

•	require significant capital and operating expenditures to investigate and remediate the breach.

Item 1B.   Unresolved Staff Comments.

None.

Item 2.   Properties.

Our operating and servicing activities are largely conducted at owned facilities in campus settings comprising 294,000 square feet in Colorado Springs, Colorado, and 822,000 square feet on three parcels of land in close proximity in Owings Mills, Maryland. We have an additional 381,000 square feet of space in two facilities at the largest Owings Mills site that were completed in late 2009. Our current expectation is that these facilities will not be placed into service until 2013 at the earliest. Our recently completed 60,000 square foot technology support facility in Hagerstown, Maryland was placed into service in the first quarter of 2011. We own a 72-acre parcel of land in Pasco County, Florida to accommodate future development as business demands require.

We presently maintain investor centers for walk-in traffic and investor meetings in leased facilities located in the Baltimore, Maryland; Boca Raton, Florida; Boston (Wellesley, Massachusetts); Chicago (Oak Brook and Northbrook, Illinois); Los Angeles (Century City, California); New York City/New Jersey (Garden City, New York, and Paramus and Short Hills, New Jersey); San Francisco (Walnut Creek, California); Tampa, Florida; and Washington, D.C. (Washington, D.C. and McLean, Virginia) areas. We also have investor centers in our owned facilities in Colorado Springs and Owings Mills. These investor centers allow us to be available in person to meet with a large number of our individual investors.

Our corporate offices include 421,000 square feet under lease until mid-2017 at 100 East Pratt Street in Baltimore. We lease our other offices, including those in London, our business recovery site in Maryland, and our customer service call center in Tampa. We operate offices in 13 countries around the world.

Information concerning our anticipated capital expenditures in 2012 and our future minimum rental payments under noncancelable operating leases at December 31, 2011, is set forth in the capital resources and liquidity and contractual obligations discussions in Item 7 of this Form 10-K.

Item 3.   Legal Proceedings.

From time to time, various claims against us arise in the ordinary course of business, including employment-related claims. In the opinion of management, after consultation with counsel, the likelihood that an adverse determination in one or more pending claims would have a material adverse effect on our financial position or results of operations is remote.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item.   Executive Officers of the Registrant.

The following information includes the names, ages, and positions of our executive officers. There are no arrangements or understandings pursuant to which any person serves as an officer. The first seven individuals are members of our management committee.

James A.C. Kennedy (58), Chief Executive Officer and President since 2007. Mr. Kennedy was previously a Vice President from 1981-2006.

Brian C. Rogers (56), Chairman since 2007 and a Vice President since 1985.

Edward C. Bernard (55), Vice Chairman since 2007 and a Vice President since 1989.

William J. Stromberg (51), a Vice President since 1990.

Christopher D. Alderson (49), a Vice President since 2002.

Michael C. Gitlin (41), a Vice President since 2007. Mr. Gitlin was Head of U.S. Equity Sales for Citigroup Global Markets from 2005 to 2007.

John D. Linehan (47), a Vice President since 2001.

Kenneth V. Moreland (55), Chief Financial Officer and a Vice President since 2004. Mr. Moreland assumed the Treasurer position in 2010.

Wayne D. O’Melia (59), a Vice President since 1987. Mr. O’Melia plans to retire on March 31, 2012.

Jessica M. Hiebler (36), Principal Accounting Officer since 2010 and a Vice President since 2009. Ms. Hiebler has been a Vice President of T. Rowe Price Associates since she joined the firm in 2005.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock ($.20 par value per share) trades on the NASDAQ Global Select Market under the symbol TROW. The high and low trade price information and dividends per share during the past two years were:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2010 – High price	$56.25	$59.44	$51.21	$65.38
Low price	$47.42	$44.28	$42.81	$49.35
Cash dividends declared	$.27	$.27	$.27	$.27

2011 – High price	$71.29	$68.59	$62.25	$59.55
Low price	$60.58	$55.94	$45.75	$44.68
Cash dividends declared	$.31	$.31	$.31	$.31

We presently plan to declare and pay quarterly cash dividends in 2012 that, taken together, will exceed the $1.24 per share declared and paid in 2011. Our annual dividends per share have increased every year since we became a public company in 1986; however, there can be no assurance that we will continue to pay dividends at increasing rates or at all.

Our common stockholders have approved all of our equity compensation plans. These plans provide for the issuance of up to 52,887,988 shares of our common stock at December 31, 2011, including 39,239,722 shares that may be issued upon the exercise of outstanding stock options at a weighted average price of $45.27, and 385,934 shares that may be issued upon settlement of our outstanding stock units. Additionally, 13,262,332 shares remain available for future issuances. Under the terms of the 2004 Stock Incentive Plan, the number of shares provided and available for future issuance will increase as we repurchase common stock in the future with the proceeds from stock option exercises.

The following table presents repurchase activity during the fourth quarter of 2011.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
October	184,179	$47.76	152,164	13,765,681
November	59,307	$50.63	50,000	13,715,681
December	110,018	$57.63	-	13,715,681

Total	353,504	$51.31	202,164

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorizations, and outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options. Of the shares repurchased in the fourth quarter of 2011, 202,164 were repurchased pursuant to the Board of Directors’ September 8, 2010 publicly announced authorization.

During 2011, we repurchased 8,695,229 shares of our common stock pursuant to the Board of Directors’ June 5, 2008 and September 8, 2010 authorizations. There are approximately 140,000 beneficial stockholder accounts holding our common stock.

Item 6.  Selected Financial Data.

	2007	2008	2009	2010	2011
	(in millions, except per-share data)
Net revenues	$2,228	$2,116	$1,867	$2,367	$2,747
Net operating income	$996	$849	$702	$1,037	$1,227
Net income	$671	$491	$434	$672	$773

Net cash provided by operating activities	$758	$742	$536	$733	$948

Per common share information
Basic earnings	$2.53	$1.89	$1.69	$2.60	$3.01
Diluted earnings	$2.40	$1.81	$1.65	$2.53	$2.92
Cash dividends declared	$.75	$.96	$1.00	$1.08	$1.24

Weighted average common shares outstanding	264.8	259.3	255.9	257.2	255.6
Weighted average common shares outstanding assuming dilution	279.1	269.9	262.3	265.1	263.3

	December 31,
	2007	2008	2009	2010	2011
Balance sheet data	(in millions)
Total assets	$3,177	$2,819	$3,210	$3,642	$3,770
Stockholders’ equity	$2,777	$2,489	$2,882	$3,297	$3,421

Assets under management (in billions)	$400.0	$276.3	$391.3	$482.0	$489.5

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our sponsored mutual funds and other managed investment portfolios. The other managed investment portfolios include separately managed accounts, subadvised funds, and other sponsored investment portfolios including common trust funds and mutual funds offered to investors outside the United States and through variable annuity life insurance plans. Investment advisory clients outside the United States account for 11% of our assets under management at December 31, 2011.

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

BACKGROUND.

U.S. equity markets ended 2011 virtually unchanged from the end of 2010 despite experiencing wide trading ranges over the course of the year. Economic and geopolitical concerns weighed heavily on markets at times during the year and contributed to high volatility. The positive momentum in equity markets in late 2010 continued into 2011 as signs of an improving U.S. economy and the release of strong corporate earnings helped lift major indexes by the end of April to new highs not seen since March 2009. Equities began to fall in May and continued to decline through the summer, as the U.S. and European economies showed signs of weakening, the European debt crisis intensified, and U.S. Congress struggled to reach an agreement on deficit reduction and raising the federal debt ceiling. The uncertainties surrounding these macro concerns combined with Standard & Poor’s downgrade in August of the U.S. government’s long-term sovereign credit rating led investors in search of less risky assets and increased selling pressure on markets through early October. Volatility in the markets continued through the end of the year, despite favorable U.S. economic data, as the bipartisan congressional super committee failed to reach a deficit reduction agreement and European leaders failed to develop a concrete plan to address their own debt crisis.

In this volatile environment, the global stock indexes produced flat to negative results. The S&P 500 Index of large-cap companies in leading industries of the U.S. economy returned 2.1% in 2011, while the NASDAQ Composite Index, which is heavily weighted with technology companies, was down 1.8% (excluding dividends) and the Russell 2000, which generally reflects smaller companies, decreased 4.2%. Performance for stock markets outside the U.S. was notably worse, although a strengthening U.S. dollar decreased the magnitude of the losses in dollar terms. In 2011, the MSCI EAFE Index, which measures the performance of mostly large-cap stocks in Europe, Australasia, and the Far East, produced an 11.7% loss while the MSCI Emerging Markets Index decreased 18.2%.

Despite the S&P downgrade, Treasury yields fell to historic lows in the third quarter of 2011 and prices rose as investors sought the safety of these securities in the wake of the equity market weakness, the intensifying European debt crisis, and slowing economic growth. To support the U.S. economy, the Federal Reserve announced in the third quarter of 2011 that it would keep the federal funds target rate near 0% until at least mid-2013, trade short-term Treasury holdings for longer-term issues, and resume mortgage-backed security purchases. Treasury yields ended the year below their levels at the end of 2010 as nervous global investors continued to seek out less risky investments. The yield on the benchmark 10-year U.S. Treasury at December 31, 2011, was 1.9%, a decrease of 141 basis points from the end of 2010.

Bonds produced positive overall returns in 2011, as strong gains among long-term government bonds compensated for lower returns in other categories. Municipal and corporate bonds did very well, while high yield securities trailed as solid returns in the first half of 2011 were followed by flat performance in the second half of 2011 as investors sought less risky assets.

For 2011, the Barclays Capital Municipal Bond Index returned 10.7%, the Barclays Capital U.S. Aggregate Index gained 7.8%, and the Credit Suisse High Yield Index was up 5.5%. A similar trend was seen in the non-U.S. bond markets though the gains were limited by a stronger U.S. dollar versus other currencies. The J.P. Morgan Emerging Markets Index Plus gained 9.2% in 2011, while the Barclays Capital Global Aggregate Ex-U.S. Dollar Bond Index was up 4.4%.

ASSETS UNDER MANAGEMENT.

With an uncertain and volatile market environment as a backdrop, our assets under management increased $7.5 billion over the course of 2011 and ended the year at $489.5 billion. Net cash inflows from investors in 2011 of $14.1 billion were partially offset by market depreciation and distributions not reinvested of $6.6 billion. Assets under management (in billions) at the end of the year and changes over the year are detailed below.

Assets under management by investment portfolio
	December 31
	2009	2010	2011
T. Rowe Price mutual funds	$232.7	$282.6	$289.4
Other investment portfolios	158.6	199.4	200.1

Total	$391.3	$482.0	$489.5

Assets under management by asset class
	December 31
	2009	2010	2011
Stock and blended asset	$290.4	$360.6	$352.4
Fixed income portfolios	100.9	121.4	137.1

Total	$391.3	$482.0	$489.5

Components of changes in assets under management
	Year ended
	2009	2010	2011
Assets under management at beginning of year	$276.3	$391.3	$482.0

Net cash inflows
Sponsored mutual funds in the U.S.	12.5	13.6	11.0
Other portfolios	10.2	16.7	3.1

	22.7	30.3	14.1
Net market gains (losses) and income	92.7	60.8	(5.8)
Mutual fund distributions not reinvested	(.4)	(.4)	(.8)

Increase during year	115.0	90.7	7.5

Assets under management at end of year	$391.3	$482.0	$489.5

Our 2009 and 2010 net cash inflows were sourced most significantly from third-party financial intermediaries and from institutional investors around the world, whereas net cash flows in 2011 were sourced primarily from third-party financial intermediaries. Our relative investment performance over much of this period and brand awareness contributed significantly to attracting net inflows to our firm.

We incur significant expenditures to attract new investment advisory clients and additional investments from our existing clients. These efforts often involve costs that precede any future revenues that we may recognize from increases to our assets under management.

RESULTS OF OPERATIONS.

In 2011, we changed the presentation of our consolidated statements of income. We are presenting distribution and servicing fees earned from 12b-1 plans of the Advisor, R, and VIP II classes of our sponsored mutual funds, previously included in administrative fees, as a separate line to enhance transparency of these fees. We also are presenting as a separate line the offsetting distribution and servicing costs, previously included in other operating expenses, paid to third-party financial intermediaries who source those share classes noted above. Investment income earned by our savings bank subsidiary, previously presented on its own, is being reported net of interest expense paid on savings bank deposits. The line was renamed net revenue of savings bank subsidiary and the details of this line are included in note 4 to the consolidated financial statements. All amounts for the comparable calendar years have been reclassified to conform to the 2011 presentation.

2011 versus 2010.

Investment advisory revenues were up 15.9%, or $322.2 million, to $2.3 billion in 2011, as average assets under our management increased $74.5 billion to $497.1 billion. The average annualized fee rate earned on our assets under management was 47.3 basis points during 2011 compared to 48.0 basis points earned in 2010. The decrease in our average annualized fee rate is primarily a result of the $11.3 million increase in money market management fees voluntarily waived by the firm in order to maintain a positive yield for fund investors. The firm waived $36.4 million in money market fees in 2011 compared to $25.1 million in 2010. The firm expects that these fee waivers will continue in 2012.

Net revenues increased $379.9 million, or 16.0%, to $2.7 billion. Operating expenses were $1.5 billion in 2011, an increase of $189.5 million, or 14.2%. Overall, net operating income for 2011 increased $190.4 million, or 18.4%, to $1.2 billion. The increase in our average assets under management and resulting advisory revenue increased our operating margin for 2011 to 44.7% from 43.8% in 2010. Net income increased $101.0 million, or 15.0%, to $773.2 million from the 2010 period. Our diluted earnings per share on our common stock increased 15.4% to $2.92 from the $2.53 earned in 2010.

Revenues

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States were $1.6 billion in 2011, an increase of 15.3%, or $213.3 million, on higher average mutual fund assets. Average mutual fund assets in 2011 were $292.1 billion, an increase of 16.5% from the 2010 average. Mutual fund assets at December 31, 2011, were $289.4 billion, up $6.8 billion from the end of 2010.

Net inflows to the mutual funds during 2011 were $11.0 billion. These net inflows include $7.5 billion that originated in our target-date retirement funds, which in turn invest in a broadly diversified portfolio of other Price funds, and automatically rebalance to maintain their specific asset allocation weightings. Net cash inflows of $6.6 billion were added to our stock and blended asset funds, $3.9 billion to our bond funds, and $.5 billion were added to our money market funds. The Overseas Stock, International Stock, New America Growth, Emerging Markets Stock, and New Income funds each added more than $1.2 billion in net inflows for a combined total of $6.8 billion. Fund net inflow amounts in 2011 are presented net of $1.4 billion that was transferred to the other investment portfolios during the year. Market depreciation and income not reinvested lowered our mutual fund assets under management by $4.2 billion in 2011.

Investment advisory revenues earned on the other investment portfolios that we manage increased $108.9 million, or 17.2%, to $741.4 million. Average assets in these portfolios were $205.0 billion during 2011, an increase of $33.2 billion, or 19.3%, from the 2010 year. Ending assets at December 31, 2011, were $200.1 billion, an increase of $.7 billion from the end of 2010. Net inflows into these portfolios in 2011 were $3.1 billion. We experienced strong cash inflows into our subadvised funds from third-party intermediaries, into our fixed income portfolios from institutional investors, and into our other sponsored portfolios during the year. These inflows were partially offset by outflows from our equity portfolios by a few institutional investors that were reducing risk in their portfolios in the wake of the volatile market environment experienced in 2011. Lower market valuations reduced assets under management in these portfolios by $2.4 billion.

Administrative fees increased $26.9 million to $321.2 million in 2011. The increase is attributable to our mutual fund servicing activities and defined contribution recordkeeping services for the mutual funds and their investors. Changes in administrative fees are generally offset by similar changes in related operating expenses that are incurred to provide services to the funds and their investors.

Distribution and servicing fees earned from 12b-1 plans of the Advisor, R, and VIP II classes of our sponsored mutual funds were $74.6 million in 2011, an increase of $31.4 million from 2010. The increase includes $7.3 million recognized on greater assets under management in these share classes, and $24.1 million earned primarily on R class shares in the last nine months of 2011 for which the comparable 2010 fees were netted against related distribution and servicing costs. The 12b-1 fees earned are offset entirely by the cost paid to third-party intermediaries who source these assets. These costs are reported as distribution and servicing costs on the face of the consolidated income statements.

Operating expenses

Compensation and related costs were $969.8 million, an increase of $109.4 million, or 12.7%, compared to 2010. The largest part of the increase is attributable to a $46.9 million increase in salaries and related benefits, which results from a 5.6% annual increase in our average staff size. The 2011 change also includes a $36.4 million increase in our annual variable compensation programs. Greater use of outside contractors to meet growing business demands increased our 2011 costs by $11.2 million. The remainder of the change from 2010 is attributable to higher non-cash stock-based compensation expense and other employee related costs. At December 31, 2011, we employed 5,255 associates, an increase of 4.0% from the end of 2010, to support both business growth and added capabilities.

Advertising and promotion expenditures were $90.8 million, up $3.9 million, or 4.5%, compared to 2010. We currently estimate that advertising and promotion expenditures for 2012 will increase modestly from 2011 levels. We vary our level of spending based on market conditions and investor demand as well as our efforts to expand our investor base globally.

Occupancy and facility costs together with depreciation expense increased $15.3 million, or 8.9%, versus 2010. The change includes the impact of placing our new technology support facility into service in February 2011, as well as the added costs to update our technology capabilities, including related maintenance programs, to meet increasing business demands.

Other operating expenses increased $29.5 million, or 17.5%, from 2010. The charitable contribution made to the T. Rowe Price Foundation in 2011 was higher than in 2010, and we increased our spending on professional fees, information, and other third-party services, and travel to meet increasing business demands. The increases in these costs were offset by the $16.4 million charge incurred in 2010 from the one-time contribution made to certain money market funds that did not reoccur in 2011.

Non-operating investment income

Our non-operating investment income, which includes interest income as well as the recognition of investment gains and losses, was down $9.8 million from the 2010 period. This decrease is primarily due to the 2010 period including $7.6 million in gains realized on the sale of certain mutual fund investments and $2.2 million recognized in early 2010 on the settlement and valuation of the forward contracts used to hedge the foreign currency exposure associated with our investment in UTI Asset Management Company Limited (UTI). The 2011 period includes $6.4 million in net earnings from our investment in UTI, an increase of $1.1 million over the earnings recognized in 2010.

Provision for income taxes

Our effective tax rate for 2011 is 38.2% as compared to 37.2% in 2010. The increase is primarily attributable to higher effective state tax rates as well as greater discrete tax benefits recognized in 2010 from the settlement of state income tax positions and the firm’s international reorganization. The firm currently estimates its effective tax rate for 2012 will be about 37.7%.

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

Revenues

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States increased 30.5%, or $326.0 million, to nearly $1.4 billion. Average mutual fund assets in 2010 were $250.8 billion, an increase of 30.8% from the 2009 average.

Net inflows to the mutual funds during 2010 were $13.6 billion, including $5.9 billion originating in our target-date Retirement Funds. Fund net inflow amounts in 2010 are presented net of $1.0 billion that was transferred to our target-date retirement trusts from the Retirement Funds. Our bond funds had net inflows of $7.7 billion. The New Income Fund had net inflows of $2.2 billion and the Short-Term Bond Fund added $1.4 billion. The stock and blended asset funds added $6.3 billion of net inflows, including $1.4 billion into the Value Fund. The Mid-Cap Value, Equity Income, Institutional Large-Cap Growth, and Dividend Growth funds each added more than $500 million for a combined total of $2.2 billion in net inflows. The money market funds had net outflows of $400 million. Higher market valuations and income increased fund assets by $36.3 billion.

Investment advisory revenues earned on the other investment portfolios that we manage increased $154.7 million, or 32.4%, to $632.5 million. Average assets in these portfolios were $171.8 billion during 2010, an increase of $42.3 billion, or 32.7%, from the 2009 year. Net inflows primarily from institutional investors and third-party financial intermediaries were $16.7 billion, while market appreciation and income added $24.1 billion. These net inflows were invested primarily in our equity mandates, though we also saw strong demand for our fixed income strategies. Net inflows include a transfer of $1.0 billion from the target-date retirement funds.

Administrative fees increased $6.5 million to $294.3 million in 2010. Increases in our mutual fund servicing and defined contribution plan revenues of $10.2 million were offset by a $3.7 million decrease in brokerage fees due to a reduction in per-trade commissions charged beginning July 1, 2010, to customers with substantial assets. Changes in administrative fees are generally offset by similar changes in related operating expenses that are incurred to provide services to the funds and their investors.

Distribution and servicing fees earned from 12b-1 plans of the Advisor and R classes of our sponsored mutual fund shares were $43.2 million in 2010, an increase of $12.2 million from 2009. We recognized higher fees in 2010 on greater assets under management in these share classes. Changes in these fees are offset by an equal increase in the distribution and servicing costs paid to those third-party financial intermediaries that distribute these assets.

Operating expenses

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

Advertising and promotion expenditures were up $13.7 million, or 18.7%, compared to 2009 in response to investor interest in recovering markets over the 2010 period.

Distribution and servicing costs paid to third-party financial intermediaries that distribute our Advisor and R classes of mutual fund shares increased $12.2 million from 2009, as average assets under management in these classes was greater. These costs are offset by an equal increase in our distribution and servicing fees earned from 12b-1 plans of these classes, as discussed above.

Occupancy and facility costs together with depreciation expense increased $4.1 million, or 2.4%, versus 2009. The amount of office space occupied, and the operating costs of our facilities have all risen to meet increased business demands. These increasing business demands have also led us to upgrade our technology capabilities and related maintenance programs.

Other operating expenses increased $47.9 million, or 39.7%, from 2009. This increase includes a $16.4 million charge related to the one-time contribution made to certain money market funds to offset the effects of cumulative net losses realized in recent years. The remainder of the increase relates to higher consulting fees, travel costs, and other professional services, incurred to meet increasing business demands.

Non-operating investment income (loss)

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

Provision for income taxes

The 2010 provision for income taxes as a percentage of pretax income is 37.2%. The 2010 income tax provision includes nonrecurring discrete benefits of .4% related to the settlement of prior years state income tax positions and .2% from the firm’s reorganization of its international entities, which was completed to help realize additional operational efficiencies.

CAPITAL RESOURCES AND LIQUIDITY.

During 2011, stockholders’ equity increased from $3.3 billion to $3.4 billion. We repurchased nearly 8.7 million common shares for $479.7 million in 2011 from existing cash balances and cash generated from operations. Tangible book value is $2.8 billion at December 31, 2011, and our cash and cash equivalents and our mutual fund investment holdings total nearly $1.7 billion. Given the availability of these financial resources, we do not maintain an available external source of liquidity.

At December 31, 2011, we had outstanding commitments to make additional contributions totaling $42.5 million to various investment partnerships in which we have an existing investment. We presently anticipate funding 2012 property and equipment expenditures of about $100 million from our cash balances and operating cash inflows.

2011 versus 2010.

Operating activities during 2011 provided cash flows of $948.4 million, up $215.6 million from 2010, including a $101.0 million increase in net income. The increase also includes an $81.7 million change in the timing differences in the cash settlement of our income taxes, accounts receivable and accrued revenues and payables, and accrued liabilities.

Net cash used in investing activities totaled $165.0 million, down $111.9 million from the 2010 period. Cash flows in 2010 included $143.6 million in cash used to purchase our 26% equity interest in UTI. We spent $35.7 million less in property and equipment expenditures in 2011 compared to 2010 due to the construction of our technology support facility being substantially complete at the end of 2010. These reductions in cash used in 2011 were offset by an increase of $57.0 million in net investments made into our sponsored mutual funds compared to the 2010 period.

Net cash used in financing activities was $698.6 million in 2011, up $312.5 million from the 2010 period. We increased our stock repurchases by expending $239.7 million more in 2011 compared to the 2010 year. Dividends paid during 2011 increased $39.0 million from the 2010 period due primarily to a $.04 increase in our quarterly per-share dividend. The impact of dividends paid and stock repurchases was greater in 2011, as proceeds related to our stock-based compensation plans decreased $47.8 million on reduced exercise activity.

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

Net cash used in financing activities was $386.1 million in 2010, up $141.4 million from the 2009 period. We increased our stock repurchases by expending $169.0 million more in 2010 compared to the 2009 year. Dividends paid during 2010 increased $22.0 million from the 2009 period due primarily to a $.02 increase in our quarterly per-share dividend. These uses of cash were offset by $35.3 million more in cash proceeds from option exercises compared to 2009 as the higher market valuations of our common stock experienced in 2010 led employees to exercise.

CONTRACTUAL OBLIGATIONS.

The following table presents a summary of our future obligations (in millions) under the terms of existing operating leases and other contractual cash purchase commitments at December 31, 2011. Other purchase commitments include contractual amounts that will be due for the purchase of goods or services to be used in our operations and may be cancelable at earlier times than those indicated, under certain conditions that may involve termination fees. Because these obligations are generally of a normal recurring nature, we expect that we will fund them from future cash flows from operations. The information presented does not include operating expenses or capital expenditures that will be committed in the normal course of operations in 2012 and future years. The information also excludes the $4.7 million of uncertain tax positions discussed in Note 9 to our consolidated financial statements because it is not possible to estimate the time period in which a payment might be made to the tax authorities.

	Total	2012	2013-14	2015-16	Later
Noncancelable operating leases	$185	$31	$63	$57	$34
Other purchase commitments	160	112	38	10	-

Total	$345	$143	$101	$67	$34

We also have outstanding commitments to fund additional contributions to investment partnerships in which we have an existing investment totaling $42.5 million at December 31, 2011.

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

We present those significant accounting policies used in the preparation of our consolidated financial statements as an integral part of those statements within this 2011 Annual Report. In the following discussion, we highlight and explain further certain of those policies that are most critical to the preparation and understanding of our financial statements.

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

In determining whether a mutual fund holding is other than temporarily impaired, we consider many factors, including the duration of time it has existed, the severity of the impairment, any subsequent changes in value, and our intent and ability to hold the security for a period of time sufficient for an anticipated recovery in fair value. Subject to the other considerations noted above, with respect to duration of time, we believe a mutual fund holding with an unrealized loss that has persisted daily throughout the six months between quarter-ends is generally presumed to have an other than temporary impairment. We may also recognize an other than temporary loss of less than six months in our statement of income if the particular circumstances of the underlying investment do not warrant our belief that a near-term recovery is possible.

An impaired debt security held by our savings bank subsidiary is considered to have an other than temporary loss that we will recognize in our statement of income if the impairment is caused by a change in credit quality that affects our ability to recover our amortized cost or if we intend to sell the security or believe that it is more likely than not that we will be required to sell the security before recovering cost. Minor impairments of 5% or less are generally considered temporary.

Other than temporary impairments of equity method investments. We evaluate our equity method investments, including our investment in UTI, for impairment when events or changes in circumstances indicate that the carrying value of the investment exceeds its fair value, and the decline in fair value is other than temporary.

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

NEWLY ISSUED BUT NOT YET ADOPTED ACCOUNTING GUIDANCE.

In May 2011, the FASB issued amended guidance clarifying how to measure and disclose fair value. We do not believe the adoption of such amended guidance on January 1, 2012, will have a significant effect on our consolidated financial statements.

We have also considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our consolidated statements, including that which we have not yet adopted. We do not believe that any such guidance will have a material effect on our financial position or results of operation.

FORWARD-LOOKING INFORMATION.

From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this report, may contain certain forward-looking information, including information or anticipated information relating to: our revenues, net income, and earnings per share on common stock; changes in the amount and composition of our assets under management; our expense levels; our estimated effective income tax rate; and our expectations regarding financial markets, future transactions, dividends, investments, capital expenditures, and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A, Risk Factors, of this Form 10-K Annual Report. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

Our future revenues and results of operations will fluctuate primarily due to changes in the total value and composition of assets under our management. Such changes result from many factors including, among other things: cash inflows and outflows in the T. Rowe Price mutual funds and other managed investment portfolios; fluctuations in global financial markets that result in appreciation or depreciation of the assets under our management; our introduction of new mutual funds and investment portfolios; and changes in retirement savings trends relative to participant-directed investments and defined contribution plans. The ability to attract and retain investors’ assets under our management is dependent on investor sentiment and confidence; the relative investment performance of the Price mutual funds and other managed investment portfolios as compared to competing offerings and market indexes; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; and our level of success in implementing our strategy to expand our business. Our revenues are substantially dependent on fees earned under contracts with the Price funds and could be adversely affected if the independent directors of one or more of the Price funds terminated or significantly altered the terms of the investment management or related administrative services agreements. Non-operating investment income (loss) will also fluctuate primarily due to the size of our investments, changes in their market valuations, and any other than temporary impairments that may arise or, in the case of our equity method investments, our proportionate share of the investee’s net income.

Our future results are also dependent upon the level of our expenses, which are subject to fluctuation for the following or other reasons: changes in the level of our advertising expenses in response to market conditions, including our efforts to expand our investment advisory business to investors outside the United States and to further penetrate our distribution channels within the United States; variations in the level of total compensation expense due to, among other things, bonuses, stock option grants, other incentive awards, changes in our employee count and mix, and competitive factors; any goodwill or other asset impairment that may arise; fluctuation in foreign currency exchange rates applicable to the costs of our international operations; expenses and capital costs, such as technology assets, depreciation, amortization, and research and development, incurred to maintain and enhance our administrative and operating services infrastructure; unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and disruptions of services, including those provided by third parties, such as facilities, communications, power, and the mutual fund transfer agent and accounting systems.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The following table (in millions) presents the equity price risk from investments in sponsored mutual funds that are accounted for as available-for-sale securities by assuming a hypothetical decline in the fair values of mutual fund shares. This potential future loss of value, before any income tax benefits, reflects the valuation of mutual fund investments at year-end using each fund’s lowest net asset value per share during 2011. In considering this presentation, it is important to note that: not all funds experienced their lowest net asset value per share on the same day; it is likely that the composition of the mutual fund investment portfolio would be changed if adverse market conditions persisted; and we could experience future losses in excess of those presented below.

	Fair value 12/31/2011	Percentage of portfolio	Potential lower value	Percentage of portfolio	Potential loss
Stock and blended asset funds	$417.9	55%	$377.7	53%	$40.2	10%
Bond funds	346.6	45%	338.7	47%	7.9	2%

	$764.5	100%	$716.4	100%	$48.1	6%

The comparable potential loss of value presented in our 2010 annual report was $109.1 million on sponsored mutual fund investments of $747.9 million. During 2011, we actually experienced net unrealized losses of $40.2 million.

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

We also hold other investments of $206.3 million at December 31, 2011, including our $144.8 million equity investment in UTI. Given the nature of UTI’s business, should conditions deteriorate in markets in which they operate, we are at risk for loss up to our carrying amount. In addition, our investment in UTI exposes us to foreign currency risk related to translating our proportionate share of their financial statements, which are denominated in Indian rupees (INR), to U.S. dollars(USD) each reporting period. We do not use derivative financial instruments to manage this foreign currency risk, so both positive and negative fluctuations in the INR against the USD will affect accumulated other comprehensive income and the carrying amount of our investment. Our cumulative translation loss, net of tax, at December 31, 2011, was $5.6 million.

We operate in several foreign countries of which the United Kingdom is the most prominent. We incur operating expenses and have foreign currency-denominated assets and liabilities associated with these operations, though our revenues are predominately realized in USD. We do not believe that foreign currency fluctuations materially affect our results of operations.

Item 8.  Financial Statements and Supplementary Data.

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	12/31/2010	12/31/2011
ASSETS
Cash and cash equivalents (Notes 1 and 6)	$813.1	$897.9
Accounts receivable and accrued revenue (Note 2)	307.9	304.5
Investments in sponsored mutual funds (Notes 3 and 6)	747.9	764.5
Debt securities held by savings bank subsidiary (Notes 4 and 6)	184.7	198.4
Other investments (Notes 5 and 6)	209.7	206.3
Property and equipment (Note 7)	560.3	567.4
Goodwill	665.7	665.7
Other assets (Notes 8 and 9)	152.7	165.6

Total assets	$3,642.0	$3,770.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$79.4	$82.9
Accrued compensation and related costs	71.9	63.2
Income taxes payable (Note 9)	33.8	30.0
Customer deposits at savings bank subsidiary (Note 4)	160.4	173.5

Total liabilities	345.5	349.6

Commitments and contingent liabilities (Notes 5, 7 and 13)

Stockholders' equity (Notes 10, 12 and 13)
Preferred stock, undesignated, $.20 par value - authorized and unissued 20,000,000 shares	-	-
Common stock, $.20 par value - authorized 750,000,000; issued 258,760,000 shares in 2010 and 253,272,000 shares in 2011	51.7	50.7
Additional capital in excess of par value	506.3	502.0
Retained earnings	2,599.4	2,765.2
Accumulated other comprehensive income	139.1	102.8

Total stockholders’ equity	3,296.5	3,420.7

Total liabilities and stockholders’ equity	$3,642.0	$3,770.3

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except earnings per share)

	Year ended December 31,
	2009	2010	2011
Revenues
Investment advisory fees (Note 2)	$1,546.1	$2,026.8	$2,349.0
Administrative fees (Note 2)	287.8	294.3	321.2
Distribution and servicing fees (Note 2)	31.0	43.2	74.6
Net revenue of savings bank subsidiary (Note 4)	2.5	2.9	2.3

Net revenues	1,867.4	2,367.2	2,747.1

Operating expenses
Compensation and related costs (Notes 7, 10 and 13)	773.4	860.4	969.8
Advertising and promotion	73.2	86.9	90.8
Distribution and servicing costs	31.0	43.2	74.6
Depreciation and amortization of property and equipment	65.2	62.6	72.0
Occupancy and facility costs (Note 7)	102.4	109.1	115.0
Other operating expenses	120.6	168.5	198.0

Total operating expenses	1,165.8	1,330.7	1,520.2

Net operating income	701.6	1,036.5	1,226.9

Non-operating investment income (loss)	(12.7)	33.5	23.7

Income before income taxes	688.9	1,070.0	1,250.6
Provision for income taxes (Note 9)	255.3	397.8	477.4

Net income	$433.6	$672.2	$773.2

Earnings per share on common stock (Note 11)
Basic	$1.69	$2.60	$3.01

Diluted	$1.65	$2.53	$2.92

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year ended December 31,
	2009	2010	2011
Cash flows from operating activities
Net income	$433.6	$672.2	$773.2
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	65.2	62.6	72.0
Stock-based compensation expense	89.1	89.5	98.7
Intangible asset amortization	.5	.4	.4
Other than temporary impairments of investments in sponsored mutual funds	36.1	-	-
Changes in accounts receivable and accrued revenue	(69.3)	(62.5)	2.8
Changes in payables and accrued liabilities	(15.6)	26.7	(4.9)
Other changes in assets and liabilities	(4.0)	(56.1)	6.2

Net cash provided by operating activities	535.6	732.8	948.4

Cash flows from investing activities
Investment in UTI Asset Management Company Limited	-	(143.6)	-
Investments in sponsored mutual funds	(74.3)	(26.3)	(62.2)
Dispositions of sponsored mutual funds	56.6	21.2	0.1
Investments in debt securities held by savings bank subsidiary	(62.3)	(55.7)	(65.0)
Proceeds from debt securities held by savings bank subsidiary	53.0	53.6	52.0
Other investments made	(7.1)	(11.3)	(9.4)
Proceeds from other investments	1.3	3.2	1.8
Additions to property and equipment	(133.9)	(118.0)	(82.3)

Net cash used in investing activities	(166.7)	(276.9)	(165.0)

Cash flows from financing activities
Repurchases of common stock	(71.0)	(240.0)	(479.7)
Common share issuances under stock-based compensation plans	47.7	83.0	50.6
Excess tax benefits from stock-based compensation plans	32.0	50.7	35.3
Dividends	(256.9)	(278.9)	(317.9)
Change in savings bank subsidiary deposits	3.5	(0.9)	13.1

Net cash used in financing activities	(244.7)	(386.1)	(698.6)

Cash and cash equivalents
Net change during year	124.2	69.8	84.8
At beginning of year	619.1	743.3	813.1

At end of year	$743.3	$813.1	$897.9

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(shares in thousands; dollars in millions)

	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balances at December 31, 2008	256,856	$51.4	$363.7	$2,086.8	$(13.1)	$2,488.8

Comprehensive income
Net income				433.6		433.6
Net unrealized holding gains, net of tax					115.0	115.0

Total comprehensive income						548.6
Dividends				(256.9)		(256.9)
Common stock-based compensation plans activity
Shares issued upon option exercises	3,660	.7	48.0			48.7
Restricted shares issued, net of shares withheld for taxes	257	.1	(.7)			(.6)
Shares issued upon vesting of restricted stock units	52	.0	(.4)			(.4)
Forfeiture of restricted awards	(21)	.0	.0			.0
Net tax benefits			31.9			31.9
Stock-based compensation expense			89.1			89.1
Common shares repurchased	(2,270)	(.5)	(43.1)	(23.4)		(67.0)

Balances at December 31, 2009	258,534	51.7	488.5	2,240.1	101.9	2,882.2

Comprehensive income
Net income				672.2		672.2
Net unrealized holding gains, net of tax					33.6	33.6
Currency translation adjustment, net of tax					3.6	3.6

Total comprehensive income						709.4
Dividends				(278.9)		(278.9)
Common stock-based compensation plans activity
Shares issued upon option exercises	4,933	1.0	85.5			86.5
Restricted shares issued, net of shares withheld for taxes	234	.0	(1.8)			(1.8)
Shares issued upon vesting of restricted stock units	71	.0	(1.3)			(1.3)
Forfeiture of restricted awards	(14)	.0	.0			.0
Net tax benefits			50.9			50.9
Stock-based compensation expense			89.5			89.5
Common shares repurchased	(4,998)	(1.0)	(205.0)	(34.0)		(240.0)

Balances at December 31, 2010	258,760	51.7	506.3	2,599.4	139.1	3,296.5

Comprehensive income
Net income				773.2		773.2
Net unrealized holding losses, net of tax					(27.1)	(27.1)
Currency translation adjustment, net of tax					(9.2)	(9.2)

Total comprehensive income						736.9
Dividends				(317.9)		(317.9)
Common stock-based compensation plans activity
Shares issued upon option exercises	2,920	.6	54.1			54.7
Restricted shares issued, net of shares withheld for taxes	224	.1	(3.0)			(2.9)
Shares issued upon vesting of restricted stock units	92	.0	(1.5)			(1.5)
Forfeiture of restricted awards	(29)	.0	.0			-
Net tax benefits			35.9			35.9
Stock-based compensation expense			98.7			98.7
Common shares repurchased	(8,695)	(1.7)	(188.5)	(289.5)		(479.7)

Balances at December 31, 2011	253,272	$50.7	$502.0	$2,765.2	$102.8	$3,420.7

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

T. Rowe Price Group derives its consolidated revenues and net income primarily from investment advisory services that its subsidiaries provide to individual and institutional investors in the sponsored T. Rowe Price mutual funds and other investment portfolios. We also provide our investment advisory clients with related administrative services, including distribution, mutual fund transfer agent, accounting and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; brokerage; and trust services.

Investment advisory revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations.

BASIS OF PREPARATION.

These consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States. These principles require that we make certain estimates and assumptions. Actual results may vary from our estimates.

In 2011, we changed the presentation of our consolidated statements of income. We are presenting distribution and servicing fees earned from 12b-1 plans of the Advisor, R, and VIP II classes of our sponsored mutual funds previously included in administrative fees, as a separate line to enhance transparency of these fees. We also are presenting as a separate line the offsetting distribution and servicing costs, previously included in other operating expenses, paid to third-party financial intermediaries who source those share classes noted above. Investment income earned by our savings bank subsidiary, previously presented on its own, is being classified net of interest expense paid on savings bank deposits. The line was renamed net revenue of savings bank subsidiary and the details of this line are included in note 4 to the consolidated financial statements. All amounts for the comparable calendar years have been reclassified to conform to the 2011 presentation.

Our financial statements include the accounts of all subsidiaries in which we have a majority or controlling interest. All material intercompany accounts and transactions are eliminated in consolidation.

We are not the primary beneficiary, and do not consolidate the accounts, of a high-yield collateralized bond obligation (CBO) that held assets of $5.4 million at December 31, 2011. This variable interest entity is a non-recourse, limited liability company for which we are the collateral manager and receive related investment advisory fees. We recognized the full impairment of our investment in this CBO in 2002 and do not expect to recognize any future gains or losses from this investment.

CASH EQUIVALENTS.

Cash equivalents consist primarily of short-term, highly liquid investments in our sponsored money market mutual funds. The cost of these funds is equivalent to fair value.

INVESTMENTS IN SPONSORED MUTUAL FUNDS.

We value our investments in sponsored mutual funds at the quoted closing net asset values, or NAVs, per share of each mutual fund last reported as of the balance sheet date, and generally classify these holdings as available-for-sale. Changes in net unrealized holding gains on these investments are recognized in accumulated other comprehensive income.

We review the carrying amount of each investment on a quarterly basis and recognize an impairment charge in non-operating investment income whenever an unrealized loss is considered other than temporary. In determining whether a mutual fund holding is other then temporarily impaired we consider many factors, including the duration of time it has existed, the severity of the impairment, any subsequent changes in value and our intent and ability to hold the security for a period of time sufficient for an anticipated recovery in fair value. Subject to the other considerations noted above, with respect to duration of time, we believe a mutual fund holding with an unrealized loss that has persisted daily throughout the six months between quarter-ends is generally presumed to have an other than temporary impairment. We may also recognize an other than temporary loss if particular circumstances of the underlying investment do not warrant our belief that a near-term recovery is possible.

DEBT SECURITIES HELD BY SAVINGS BANK SUBSIDIARY.

Our investments in marketable debt securities, including mortgage- and other asset-backed securities held by our savings bank subsidiary, are classified as available-for-sale and reported at fair value. Changes in net unrealized holding gains on these debt securities are recognized in accumulated other comprehensive income.

These debt securities are generally traded in the over-the-counter market. Securities with remaining maturities of one year or more at the time of acquisition are valued by us based on prices furnished by dealers who make markets in such securities or by an independent pricing service, which considers the yield or price of bonds of comparable quality, coupon, maturity, and type, as well as prices quoted by dealers who make markets in such securities. Securities with remaining maturities of less than one year at the time of acquisition generally are valued at amortized cost, which approximates fair value; however, if amortized cost is deemed not to reflect fair value, such securities are valued by us based generally on prices furnished by dealers who make markets in such securities or by an independent pricing service. Our investment valuation policies, methods and sources are the same as those employed by the sponsored mutual funds to price similar investment holdings.

We review the carrying amount of each investment on a quarterly basis. We will recognize an impairment charge in non-operating investment income if the impairment is caused by a change in credit quality that affects our ability to recover our amortized cost. An impairment charge will also be taken if we intend to sell the security before its maturity, which generally correlates to the maturities of our customer deposits, or if we believe that it is more likely than not that, we will be required to sell the security before recovering cost.

OTHER INVESTMENTS.

We classify some investments in sponsored mutual funds made at fund formation as trading because they are expected to be held for only a short period of time.

Investments that give us the ability to exercise significant influence over the operating and financial policies of the investee are recognized using the equity method of accounting. The carrying value of these investments are adjusted to reflect our proportionate share of income or loss, any unrealized gain or loss resulting from the translation of foreign denominated financial statements into U.S. dollars and dividends received. Our proportionate share of income or loss is included in non-operating investment income (loss) in the consolidated statements of income. As permitted under existing accounting guidance, we adopted a policy by which we recognize our share of UTI Asset Management Company Limited’s (UTI) earnings on a quarter lag as current financial information is not available in a timely manner.

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

PROPERTY AND EQUIPMENT.

Property and equipment is stated at cost net of accumulated depreciation and amortization computed using the straight-line method. Provisions for depreciation and amortization are based on the following weighted average estimated useful lives: computer and communications software and equipment, 3.4 years; buildings and improvements, 32.1 years; leasehold improvements, 8.6 years; furniture and other equipment, 6.6 years; and leased land, 99 years.

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

Our assets under management are valued in accordance with a valuation and pricing policy that defines the valuation and pricing processes for each major type of investment held in our sponsored mutual funds and other client investment portfolios. Fair values used in our processes are primarily determined from quoted market prices, prices furnished by dealers who make markets in such securities, or from data provided by an independent pricing service that considers yield or price of investments of comparable quality, coupon, maturity, and type. Investments for which market prices are not readily available are not a material portion of our total assets under management.

Distribution and servicing fees earned from 12b-1 plans of the Advisor, R, and VIP II classes of our sponsored mutual funds are recognized in the period that they are earned, which is the same period that the related mutual funds recognize their expense. These fees are offset entirely by the distribution and servicing costs paid to third-party financial intermediaries that source these share classes.

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

STOCK AWARDS AND OPTIONS.

Our stockholders have approved the 2001 and 2004 Stock Incentive Plans under which we have issued restricted shares and restricted stock units that convert to shares after vesting. Vesting of these awards generally occurs over a four to five-year graded schedule. All restricted shareholders and restricted stock unit holders receive non-forfeitable cash dividends and cash dividend-equivalents, respectively, on our dividend payable date.

Under the two stockholder approved employee plans (the 2001 and 2004 Stock Incentive Plans), we have granted qualified incentive and nonqualified fixed stock options with a maximum term of 10 years to employees. Vesting of our employee option grants is based solely on the individual continuing to render service and generally occurs over a five- to six-year graded schedule. The exercise price of each option granted is equivalent to the market price of the common stock at the date of grant.

We semiannually grant options with a maximum term of 10 years, restricted shares and restricted stock units to non-employee directors under the stockholder approved 2007 plan. These grants vest over six months to one year, and in the case of restricted stock units are settled upon the non-employee directors’ departure from the board. Non-employee directors holding restricted shares receive non-forfeitable dividends while restricted stock unit holders are issued non-forfeitable dividend equivalents in the form of vested stock units on our dividend payable date.

We recognize the grant-date fair value of these awards as compensation expense ratably over the awards service period. The expense recognized includes an estimate of awards that will be forfeited. The restricted shares and units are valued on the grant-date using the closing market price of our common stock. We used the Black-Scholes option-pricing model to estimate the fair value of each option grant, including reloads, as follows:

	Weighted-average
	2009	2010	2011
Grant-date fair value per option awarded, including reload grants	$10.07	$14.26	$17.94
Assumptions used:
Expected life in years	6.7	6.7	6.9
Expected volatility	32%	32%	33%
Dividend yield	2.4%	2.1%	1.9%
Risk-free interest rate	2.5%	2.7%	2.2%

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

EARNINGS PER SHARE.

We compute our basic and diluted earnings per share under the two-class method, which considers our outstanding restricted stock and stock units, on which we pay non-forfeitable dividends, as if they were a separate class of stock.

COMPREHENSIVE INCOME.

Total comprehensive income is reported in our consolidated statements of stockholders’ equity and includes net income, the change in net unrealized security holding gains (losses), after income taxes (tax benefits), and the change in the currency translation adjustment, after income taxes (tax benefits).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – CASH EQUIVALENTS.

Cash equivalent investments in our sponsored money market mutual funds aggregate $726.9 million at December 31, 2010, and $823.2 million at December 31, 2011. Dividends earned on these investments totaled $1.6 million in 2009, $.1 million in 2010, and $.1 million in 2011.

NOTE 2 – INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Accounts receivable from our sponsored mutual funds for advisory fees and advisory-related administrative services aggregate $154.0 million at December 31, 2010, and $155.9 million at December 31, 2011.

Revenues (in millions) from investment advisory services provided under agreements with our sponsored mutual funds and other investment clients include:

	2009	2010	2011
Sponsored mutual funds in the U.S.
Stock and blended asset	$843.7	$1,116.3	$1,304.5
Bond and money market	224.6	278.0	303.1

	1,068.3	1,394.3	1,607.6

Other portfolios
Stock and blended asset	391.6	514.4	604.8
Bond, money market, and stable value	86.2	118.1	136.6

	477.8	632.5	741.4

Total	$1,546.1	$2,026.8	$2,349.0

The following table summarizes the various investment portfolios and assets under management (in billions) on which we earn advisory fees.

	Average during			December 31,
	2009	2010	2011	2010	2011
Sponsored mutual funds in the U.S.
Stock and blended asset	$139.5	$184.7	$217.6	$212.4	$211.7
Bond and money market	52.3	66.1	74.5	70.2	77.7

	191.8	250.8	292.1	282.6	289.4

Other portfolios
Stock and blended asset	93.3	126.2	149.6	148.2	140.7
Bond, money market, and stable value	36.2	45.6	55.4	51.2	59.4

	129.5	171.8	205.0	199.4	200.1

Total	$321.3	$422.6	$497.1	$482.0	$489.5

Investors that we serve are primarily domiciled in the United States of America; investment advisory clients outside the United States account for 11% of our assets under management at December 31, 2011.

Fees for advisory-related administrative and distribution services provided to our sponsored mutual funds were $249.9 million in 2009, $266.8 million in 2010, and $321.6 million in 2011.

NOTE 3 – INVESTMENTS IN SPONSORED MUTUAL FUNDS.

These investments (in millions) at December 31 include:

	Aggregate	Unrealized holding		Aggregate
	cost	gains	losses	fair value
2010
Stock and blended asset funds	$281.7	$178.6	$-	$460.3
Bond funds	248.5	39.1	-	287.6

Total	$530.2	$217.7	$-	$747.9

2011
Stock and blended asset funds	$281.7	$137.0	$(.8)	$417.9
Bond funds	310.6	38.5	(2.5)	346.6

Total	$592.3	$175.5	$(3.3)	$764.5

The unrealized holding losses at December 31, 2011, are attributable to ten fund holdings with an aggregate fair value of $86.3 million and are considered temporary.

Dividends, excluding capital gain distributions, earned on sponsored mutual fund investments totaled $9.8 million in 2009, $10.3 million in 2010, and $10.6 million in 2011.

NOTE 4 – SAVINGS BANK SUBSIDIARY.

DEBT SECURITIES.

Our savings bank subsidiary holds investments in marketable debt securities, including mortgage- and other asset-backed securities, which are accounted for as available-for-sale. The following table (in millions) details the components of these investments at December 31.

	2010		2011
	Fair value	Unrealized holding gains (losses)	Fair value	Unrealized holding gains (losses)
Investments with temporary impairment (43 securities in 2011) of
Less than 12 months	$25.0	$(.4)	$22.8	$(.2)
12 months or more	6.1	(.4)	6.3	(.2)

Total	31.1	(.8)	29.1	(.4)
Investments with unrealized holding gains	153.6	4.1	169.3	3.5

Total	$184.7	$3.3	$198.4	$3.1

Aggregate cost	$181.4		$195.3

The unrealized losses in these investments were generally caused by changes in interest rates and market liquidity, and not by changes in credit quality. Impairments of these investments are considered temporary.

CUSTOMER DEPOSITS.

The estimated fair value of our customer deposit liability, based on discounting expected cash outflows at maturity dates that range up to five years, using current interest rates offered for deposits with the same dates of maturity, was $164.1 million at December 31, 2010, and $176.9 million at December 31, 2011.

NET REVENUE.

Net revenue (in millions) includes the following:

	2009	2010	2011
Investment income from debt securities	$7.0	$6.4	$5.4
Interest expense on customer deposits	4.5	3.5	3.1

Net revenue	$2.5	$2.9	$2.3

NOTE 5 – OTHER INVESTMENTS.

These investments (in millions) at December 31 include:

	2010	2011
Cost method investments
10% interest in Daiwa SB Investments Ltd.(Japan)	$13.6	$13.6
Other investments	34.2	39.9
Equity method investments
26% interest in UTI Asset Management Company Limited (India)	154.1	144.8
Other investments	2.0	2.6
Sponsored mutual fund investments held as trading	4.8	4.4
U.S. Treasury Note	1.0	1.0

Total	$209.7	$206.3

On January 20, 2010, we completed the purchase of a 26% equity interest in UTI and an affiliate from existing stockholders for 6.5 billion Indian rupees (INR) or $142.4 million, plus transaction costs of $3.2 million of which a portion was paid in 2009. The basis difference between our carrying value and our proportionate share of UTI’s book value is primarily related to consideration paid in excess of the stepped-up basis of assets and liabilities on the date of purchase.

At December 31, 2011, we had outstanding commitments to make additional contributions totaling $42.5 million to various investment partnerships in which we have an existing investment.

NOTE 6 – FAIR VALUE MEASUREMENTS.

We determine the fair value of our investments using the following broad levels of inputs as defined by related accounting standards:

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

These levels are not necessarily an indication of the risk or liquidity associated with our investments. There were no transfers in or out of the levels in 2010 or 2011. The following table summarizes our investments (in millions) that are recognized in our balance sheet at year end using fair value measurements determined based on the differing levels of inputs.

	Level 1	Level 2
2010
Cash equivalents	$726.9
Investments in sponsored mutual funds
Held as available-for-sale	747.9
Held as trading	4.8
Debt securities held by savings bank subsidiary	-	$184.7

Total	$1,479.6	$184.7

2011
Cash equivalents	$823.2
Investments in sponsored mutual funds
Held as available-for-sale	764.5
Held as trading	4.4
Debt securities held by savings bank subsidiary	-	$198.4

Total	$1,592.1	$198.4

NOTE 7 – PROPERTY AND EQUIPMENT.

Property and equipment (in millions) at December 31 consists of:

	2010	2011
Computer and communications software and equipment	$317.8	$342.8
Buildings and improvements	394.8	391.5
Leasehold improvements	80.7	95.3
Furniture and other equipment	108.5	114.3
Land	36.3	40.3
Leased land	2.7	2.7

	940.8	986.9
Less accumulated depreciation and amortization	380.5	419.5

Total	$560.3	$567.4

Compensation and related costs attributable to the development of computer software for internal use totaling $7.5 million in 2009, $8.1 million in 2010, and $7.5 million in 2011 have been capitalized.

We occupy certain office facilities, and rent computer and other equipment under noncancelable operating leases. Related rental expense was $29.1 million in 2009, $29.6 million in 2010, and $26.5 million in 2011. Future minimum payments under these leases aggregate $31.0 million in 2012, $32.1 million in 2013, $31.3 million in 2014, $29.1 million in 2015, $27.4 million in 2016, and $33.7 million in later years.

NOTE 8 – INTANGIBLE ASSETS.

Other assets include mutual fund customer-relationship intangible assets acquired in 2006. Our unamortized cost was $1.6 million at December 31, 2010, and $1.1 million at December 31, 2011.

NOTE 9 – INCOME TAXES.

The provision for income taxes (in millions) consists of:

	2009	2010	2011
Current income taxes
U.S. federal	$232.5	$323.4	$375.8
Foreign	26.5	50.1	29.9
State and local	32.0	47.5	68.8
Deferred income taxes (tax benefits)	(35.7)	(23.2)	2.9

Total	$255.3	$397.8	$477.4

Deferred income taxes arise from temporary differences between taxable income for financial statement and income tax return purposes. Deferred tax benefits include $22.4 million in 2009 and $27.6 million in 2010 relating to the recognition of stock-based compensation expense. Deferred tax benefits in 2009 also include $12.4 million attributable to other than temporary impairments recognized on our sponsored mutual fund investments.

Significant temporary differences in 2011 include deferred income taxes of $13.9 million related to property and equipment offset by deferred tax benefits of $15.1 million related to the recognition of stock-based compensation expense.

The following table reconciles the statutory federal income tax rate to the effective income tax rate.

	2009	2010	2011
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes for current year, net of federal income tax benefits	3.1	3.0	3.5
Other items	(1.0)	(.8)	(.3)

Effective income tax rate	37.1%	37.2%	38.2%

The net deferred tax asset recognized in our balance sheet in other assets includes the following (in millions) at December 31.

	2010	2011
Deferred tax liabilities
Related to property and equipment	$(17.6)	$(31.5)
Recognized in other comprehensive income on net unrealized holding gains	(85.5)	(67.1)
Other	(9.2)	(11.7)

	(112.3)	(110.3)

Deferred tax assets
Related to stock-based compensation	117.2	131.8
Related to other than temporary impairments of investments in mutual funds	49.2	49.3
Related to accrued compensation	2.2	2.9
Other	4.4	6.9

	173.0	190.9

Net deferred tax asset	$60.7	$80.6

A deferred tax liability for unremitted earnings of our foreign subsidiaries has not been recognized, as it is our intention to indefinitely reinvest these earnings outside the U.S. The unremitted earnings of these subsidiaries are estimated to be $143.2 million at December 31, 2011. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the entity was sold or otherwise transferred, we would be subject to U.S. income taxes, less any foreign tax credits. Determination of the amount of the unrecognized deferred tax liability related to these earnings is not practicable.

Other assets also include tax refund receivables of $31.9 million at December 31, 2010, and $20.1 million at December 31, 2011.

Cash outflows from operating activities include income taxes paid of $221.6 million in 2009, $383.0 million in 2010, and $430.1 million in 2011.

Additional income tax benefits of $33.1 million in 2009, $51.9 million in 2010, and $36.3 million in 2011 arising from stock-based compensation plans activity reduced the amount of income taxes that would have otherwise been payable.

The following table reconciles our unrecognized tax benefits (in millions) during the year:

	2009	2010	2011
Balance at beginning of year	$6.3	$7.0	$3.8
Changes in tax positions related to
Current year	1.1	.8	.9
Prior years	(.4)	(4.0)	.4
Expired statute of limitations	-	-	(.4)

Balance at year end	$7.0	$3.8	$4.7

If recognized, these tax benefits would affect our effective tax rate; however, we do not expect that unrecognized tax benefits for tax positions taken with respect to 2011 and prior years will significantly change in 2012. Our United States federal tax obligations have been settled through the year 2000. Net interest recoverable recognized in our balance sheets was $5.6 million at December 31, 2010, and $5.9 million at December 31, 2011. Our accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as part of our provision for income taxes. Interest recognized as part of our provision for income taxes was not material.

NOTE 10 – STOCK-BASED COMPENSATION.

SHARES AUTHORIZED FOR STOCK-BASED COMPENSATION PROGRAMS.

At December 31, 2011, 52,887,988 shares of unissued common stock were authorized for issuance under our stock-based compensation plans. Additionally, 3,360,000 shares are authorized for issuance under a plan whereby substantially all employees may acquire common stock through payroll deductions at prevailing market prices. We believe that our stock-based compensation programs align the interests of our employees and directors with those of our common stockholders.

STOCK OPTIONS.

The following table summarizes the status of and changes in our stock option grants during 2011.

	Options	Weighted- average exercise price	Weighted-average remaining contractual term in years
Outstanding at beginning of year	37,759,580	$41.34
Semiannual grants	5,793,805	$60.43
Reload grants	80,080	$58.73
New hire grants	41,519	$57.74
Non-employee director grants	16,000	$60.74
Exercised	(3,814,074)	$29.11
Forfeited	(499,410)	$47.73
Expired	(137,778)	$55.69

Outstanding at end of year	39,239,722	$45.27	6.2

Exercisable at end of year	22,964,004	$41.01	4.7

Net income includes a charge for stock option-based compensation expense of $72.1 million in 2009, $71.5 million in 2010, and $79.5 million in 2011, including $4.1 million, $3.2 million, and $.5 million, respectively, for reload option grants.

The total intrinsic value of options exercised was $115.7 million in 2009, $189.4 million in 2010, and $123.5 million in 2011. At December 31, 2011, the aggregate intrinsic value of in-the-money options outstanding was $499.4 million including $368.6 million related to options exercisable.

STOCK AWARDS.

The following table summarizes the status of and changes in our nonvested restricted shares and restricted stock units during 2011.

	Restricted shares	Restricted stock units	Weighted- average fair value
Nonvested at beginning of year	638,532	368,201	$46.92
Granted to employees and directors	274,841	152,450	$59.75
Vested (value at vest date was $21.9 million)	(246,988)	(129,105)	$48.32
Forfeited	(28,992)	(40,529)	$48.47

Nonvested at end of year	637,393	351,017	$51.83

We recognized compensation expense for restricted shares and restricted stock units of $17.0 million in 2009, $18.0 million in 2010, and $19.2 million in 2011.

At December 31, 2011, non-employee directors hold 34,917 vested stock units that will convert to common shares upon their separation from the board.

FUTURE STOCK – BASED COMPENSATION EXPENSE.

The following table presents the compensation expense (in millions) to be recognized over the remaining vesting periods of the stock-based awards outstanding at December 31, 2011. Estimated future compensation expense will change to reflect future option grants, including reloads; future awards of unrestricted shares, restricted shares, and restricted stock units; changes in estimated forfeitures; and adjustments for actual forfeitures.

First quarter 2012	$21.8
Second quarter 2012	21.4
Third quarter 2012	21.0
Fourth quarter 2012	15.3

Total 2012	79.5
2013 through 2016	80.4

Total	$159.9

NOTE 11 – EARNINGS PER SHARE CALCULATIONS.

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

	2009	2010	2011
Net income	$433.6	$672.2	$773.2
Less: net income allocated to outstanding restricted stock and stock unit holders	(1.5)	(2.8)	(3.5)

Net income allocated to common stockholders	$432.1	$669.4	$769.7

Weighted average common shares
Outstanding	255.9	257.2	255.6

Outstanding assuming dilution	262.3	265.1	263.3

The following table shows the weighted average outstanding stock options (in millions) and their average exercise price that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive.

	2009	2010	2011
Weighted average outstanding stock options excluded	19.9	12.4	7.2

Average exercise price	$48.20	$52.07	$60.03

NOTE 12 – COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME.

The following table presents the components (in millions) of comprehensive income.

	2009	2010	2011
Net income	$433.6	$672.2	$773.2

Other comprehensive income (loss), net of tax
Unrealized holding gains (losses)
Investments in sponsored mutual funds:
Net unrealized holding gains (losses)	150.8	67.9	(40.2)
Capital gain distributions	(2.0)	(2.6)	(5.3)
Other than temporary impairments recognized in income	36.1	-	-
Net losses (gains) realized on dispositions, determined using average cost	(7.4)	(7.6)	-
Deferred tax benefits (income taxes)	(66.6)	(24.0)	18.3

Net unrealized holding gains (losses) of investments in sponsored mutual funds recognized in other comprehensive income	110.9	33.7	(27.2)

Debt securities held by savings bank subsidiary:
Net unrealized holding gains (losses)	6.0	-	(.2)
Net losses (gains) realized on dispositions, determined using average cost	.3	-	-
Deferred tax benefits (income taxes)	(2.2)	(.1)	.1

Net unrealized holding gains (losses) of debt securities held by savings bank subsidiary recognized in other comprehensive income	4.1	(.1)	(.1)

Investment in UTI Asset Management Company Limited
Proportionate share of net unrealized holding gains (losses) of available-for-sale securities held by UTI Asset Management Company Limited, net of deferred taxes	-	-	.2

Total net unrealized holding gains (losses) recognized in other comprehensive income	115.0	33.6	(27.1)

Currency translation adjustment
Investment in UTI Asset Management Company Limited	-	5.6	(14.2)
Deferred tax benefits (income taxes)	-	(2.0)	5.0

Total currency translation adjustment	-	3.6	(9.2)

Total other comprehensive income (loss)	115.0	37.2	(36.3)

Total comprehensive income	$548.6	$709.4	$736.9

The currency translation adjustment results from translating our proportionate share of the financial statements of UTI, our equity method investment, into U.S. dollars. Assets and liabilities are translated into U.S. dollars using year-end exchange rates, and revenues and expenses are translated using weighted-average exchange rates for the period.

Accumulated other comprehensive income(in millions) at December 31 includes:

	2010	2011
Net unrealized holding gains on
Investments in sponsored mutual funds	$217.7	$172.2
Debt securities held by savings bank subsidiary	3.3	3.1
Proportionate share of investments held by UTI Asset Management Company Limited	-	.4

	221.0	175.7
Deferred income taxes	(85.5)	(67.3)

Net unrealized holding gains	135.5	108.4
Currency translation adjustment, net of deferred income taxes (benefits) of $2.0 million in 2010 and ($3.0) million in 2011	3.6	(5.6)

Total	$139.1	$102.8

NOTE 13 – OTHER DISCLOSURES.

SHARE REPURCHASES.

The Board of Directors has authorized the future repurchase of up to 13,715,681 common shares as of December 31, 2011.

DIVIDENDS.

Cash dividends declared per share were $1.00 in 2009, $1.08 in 2010, and $1.24 in 2011.

RESTRICTED CAPITAL.

Our consolidated stockholders' equity at December 31, 2011, includes about $92 million that is restricted as to use by various regulations and agreements arising in the ordinary course of our business.

CONTINGENCIES.

From time to time, various claims against us arise in the ordinary course of business, including employment-related claims. In the opinion of management, after consultation with counsel, the likelihood that an adverse determination in one or more pending claims would have a material adverse effect on our financial position or results of operations is remote.

RETIREMENT PLANS.

Compensation expense recognized for our defined contribution retirement plans was $41.2 million in 2009, $48.2 million in 2010, and $54.5 million in 2011.

NOTE 14 – SUPPLEMENTARY QUARTERLY FINANCIAL DATA (Unaudited).

	Net revenues	Net income	Basic earnings per share on common stock	Diluted earnings per share on common stock
	( in millions )
2010
1st quarter	$556.2	$153.0	$.59	$.57
2nd quarter	$577.4	$158.5	$.61	$.59
3rd quarter	$586.1	$169.1	$.66	$.64
4th quarter	$647.5	$191.6	$.74	$.72

2011
1st quarter	$682.4	$194.6	$.75	$.72
2nd quarter	$713.7	$204.7	$.79	$.76
3rd quarter	$679.4	$185.5	$.73	$.71
4th quarter	$671.6	$188.4	$.74	$.73

The sums of quarterly earnings per share do not equal annual earnings per share because the computations are done independently.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

T. Rowe Price Group, Inc.:

We have audited the accompanying consolidated balance sheets of T. Rowe Price Group, Inc. and subsidiaries (“the Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 3, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Baltimore, Maryland
February 3, 2012

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of December 31, 2011, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including our Form 10-K annual report, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the fourth quarter of 2011, and has concluded that there was no change during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2011, in relation to criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, we believe that the company’s internal control over financial reporting was effective as of December 31, 2011.

KPMG LLP, an independent registered public accounting firm, has audited our financial statements that are included in this annual report and expressed an unqualified opinion thereon. KPMG has also expressed an unqualified opinion on the effective operation of our internal control over financial reporting as of December 31, 2011.

February 3, 2012

/s/ James A.C. Kennedy
Chief Executive Officer and President

/s/ Kenneth V. Moreland
Vice President, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

T. Rowe Price Group, Inc.:

We have audited T. Rowe Price Group, Inc. and subsidiaries’ (“the Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, T. Rowe Price Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 3, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Baltimore, Maryland
February 3, 2012

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information required by this item as to the identification of our executive officers is furnished in a separate item at the end of Part I of this Report. Other information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2012 Annual Meeting of our stockholders.

Item 11.  Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Item 14.  Principal Accountant Fees and Services.

Information required by these items is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2012 Annual Meeting of our stockholders.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report.

(1)	Financial Statements: See Item 8 of Part II of this report.

(2)	Financial Statement Schedules: None.

(3)	The following exhibits required by Item 601 of Regulation S-K are filed herewith, except for Exhibit 32 that is furnished herewith. Management contracts and compensatory plans and arrangements are filed as Exhibits 10.07 through 10.17.

3(i)	Charter of T. Rowe Price Group, Inc., as Amended by Articles of Amendment dated April 10, 2008. (Incorporated by reference from Form 10-Q Report for the quarterly period ended March 31, 2008 filed on April 24, 2008; File No. 033-07012-99.)

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of February 12, 2009. (Incorporated by reference from Form 8-K Current Report as of February 17, 2009; File No. 033-07012-99.)

10.01.1	Representative Investment Management Agreement for the T. Rowe Price mutual funds that pay a management fee consisting of two components - a group management fee and individual management fee. (Incorporated by reference from Form N-1A filed on August 22, 2008; File No. 333-153130.)

10.01.2	Representative Investment Management Agreement for the T. Rowe Price mutual funds that pay an individual management fee. (Incorporated by reference from Form 485APOS filed on August 11, 2010; File No. 033-29697)

10.01.3	Representative Investment Management Agreement for the T. Rowe Price mutual funds that pay an all-inclusive fee (i.e., a single fee that covers investment management and ordinary recurring operating expenses). (Incorporated by reference from Form 485APOS filed on March 15, 2007; File No. 033-29697)

10.02	Representative Underwriting Agreement between a T. Rowe Price mutual fund and T. Rowe Price Investment Services, Inc. (Incorporated by reference from Form N-1A/A filed on August 29, 2006; File No. 333-136805.)

10.03	Transfer Agency and Service Agreement as of January 1, 2011, between T. Rowe Price Services, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 29, 2011; File No. 033-38791.)

10.04	Agreement as of January 1, 2011, between T. Rowe Price Retirement Plan Services, Inc. and certain of the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 29, 2011; File No. 033-38791.)

10.05	Second Amended, Restated and Consolidated Lease Agreement dated November 9, 2004, between East Pratt Street Associates Limited Partnership and T. Rowe Price Associates, Inc. (Incorporated by reference from Form 10-K for 2004 filed on March 1, 2005; File No. 033-07012-99.)

10.07	1998 Director Stock Option Plan, as Amended and Restated effective December 16, 2004, including forms of option agreements. (Incorporated by reference from Form 10-K for 2004 filed on March 1, 2005; File No. 033-07012-99.)

10.08	Amended and Restated 2007 Non-Employee Director Equity Plan as of February 12, 2009, including statements of additional terms and conditions for awards granted after that date. (Incorporated by reference from Form 10-Q for the quarterly period ended March 31, 2009 filed on April 22, 2009; File No. 033-07012-99.)

10.10	T. Rowe Price Group, Inc. Outside Directors Deferred Compensation Plan. (Incorporated by reference from Form 10-K for 2004 filed on March 1, 2005; File No. 033-07012-99.)

10.13.1	2001 Stock Incentive Plan. (Incorporated by reference from Form DEFR 14A filed on February 26, 2001; File No. 033-07012-99.)

10.13.2	First Amendment to 2001 Stock Incentive Plan dated April 8, 2004. (Incorporated by reference from Form DEF 14A filed on February 27, 2004; File No. 033-07012-99.)

10.13.3	Second Amendment to 2001 Stock Incentive Plan dated December 12, 2008. (Incorporated by reference from Form 10-Q for the quarterly period ended March 31, 2009 filed on April 22, 2009; File No. 033-07012-99.)

10.14.1	2004 Stock Incentive Plan. (Incorporated by reference from Form 10-K for 2007 filed on February 7, 2008; File No. 033-07012-99.)

10.14.2	HM Revenue and Customs Approved Sub-Plan for UK Employees under the 2004 Stock Incentive Plan. (Incorporated by reference from Form 10-Q for the quarterly period ended June 30, 2010 filed on July 23, 2010; File No. 033-07012-99.)

10.14.3	First Amendment to 2004 Stock Incentive Plan dated December 12, 2008. (Incorporated by reference from Form 10-Q for the quarterly period ended March 31, 2009 filed on April 22, 2009; File No. 033-07012-99.)

10.15	Forms of agreements available for stock-based awards issued under the 2001 and 2004 Stock Incentive Plans. (Incorporated by reference from Form 10-Q for the quarterly period ended June 30, 2010 filed on July 23, 2010; File No. 033-07012-99.)

10.15.1	Forms of agreement for stock options issued under the HM Revenue and Customs Approved Sub-Plan for UK Employees under the 2004 Stock Incentive Plan. (Incorporated by reference from Form 10-Q for the quarterly period ended June 30, 2010 filed on July 23, 2010; File No. 033-07012-99.)

10.15.2	Forms of agreement for stock options issued after February 2, 2012 under the 2004 Stock Incentive Plan.

10.15.3	Forms of agreement for restricted stock units issued after February 2, 2012 under the 2004 Stock Incentive Plan.

10.15.4	Forms of agreement for restricted stock awards issued after February 2, 2012 under the 2004 Stock Incentive Plan.

10.16	Annual Incentive Compensation Pool. (Incorporated by reference from Form DEF 14A filed on March 3, 2003; File No. 033-07012-99.)

10.17	Policy for Recoupment of Incentive Compensation. (Incorporated by reference from Form 8-K Current Report as of April 14, 2010 filed on April 16, 2010; File No. 033-07012-99.)

21	Subsidiaries of T. Rowe Price Group, Inc.

23	Consent of Independent Registered Public Accounting Firm, KPMG LLP.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

101	The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s consolidated financial statements and notes that are included in this Form 10-K Report.

101.INS XBRL Instance Document(File name: trow-20111231.xml)

101.SCH XBRL Taxonomy Extension Schema Document (File name: trow-20111231.xsd)

101.CAL XBRL Taxonomy Calculation Linkbase Document (File name: trow-20111231_cal.xml)

101.LAB XBRL Taxonomy Label Linkbase Document (File name: trow-20111231_lab.xml)

101.PRE XBRL Taxonomy Presentation Linkbase Document (File name: trow-20111231_pre.xml)

101.DEF XBRL Taxonomy Definition Linkbase Document (File name: trow-20111231_def.xml)

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 3, 2012.

T. Rowe Price Group, Inc.
By: /s/ James A.C. Kennedy, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 3, 2012.

/s/ Brian C. Rogers, Chairman of the Board of Directors

/s/ Edward C. Bernard, Vice Chairman of the Board of Directors

/s/ James A.C. Kennedy, Chief Executive Officer and President, Director

/s/ James T. Brady, Director

/s/ J. Alfred Broaddus, Jr., Director

/s/ Donald B. Hebb, Jr., Director

/s/ Robert F. MacLellan, Director

/s/ Alfred Sommer, Director

/s/ Dwight S. Taylor, Director

/s/ Anne Marie Whittemore, Director

/s/ Kenneth V. Moreland, Vice President, Chief Financial Officer and Treasurer

/s/ Jessica M. Hiebler, Vice President and Principal Accounting Officer