Form 10-Q
period 2012-03-31
PRICE T ROWE GROUP INC
filed 2012-04-24
CIK 1113169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Commission File Number: 033-07012-99

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, April 20, 2012, is 255,094,745.

The exhibit index is at Item 6 on page 18.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	$000000000	$000000000
	12/31/2011	3/31/2012
ASSETS
Cash and cash equivalents	$897.9	$1,103.5
Accounts receivable and accrued revenue	304.5	322.5
Investments in sponsored mutual funds	764.5	836.8
Debt securities held by savings bank subsidiary	198.4	183.2
Other investments	206.3	280.3
Property and equipment	567.4	564.7
Goodwill	665.7	665.7
Other assets	165.6	120.2

Total assets	$3,770.3	$4,076.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$82.9	$82.8
Accrued compensation and related costs	63.2	103.9
Income taxes payable	30.0	88.7
Customer deposits at savings bank subsidiary	173.5	171.4

Total liabilities	349.6	446.8

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, undesignated, $.20 par value—authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value—authorized 750,000,000; issued 253,272,000 shares in 2011 and 254,936,000 in 2012	50.7	51.0
Additional capital in excess of par value	502.0	564.1
Retained earnings	2,765.2	2,875.9
Accumulated other comprehensive income	102.8	139.1

Total stockholders’ equity	3,420.7	3,630.1

Total liabilities and stockholders’ equity	$3,770.3	$4,076.9

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per-share amounts)

	Three months ended
	3/31/2011	3/31/2012
Revenues
Investment advisory fees	$588.8	$623.0
Administrative fees	80.4	82.9
Distribution and servicing fees	12.7	22.2
Net revenue of savings bank subsidiary	0.5	0.6

Net revenues	682.4	728.7

Operating expenses
Compensation and related costs	242.9	260.7
Advertising and promotion	25.4	25.8
Distribution and servicing costs	12.7	22.2
Depreciation and amortization of property and equipment	16.6	19.1
Occupancy and facility costs	27.7	30.1
Other operating expenses	45.6	54.6

Total operating expenses	370.9	412.5

Net operating income	311.5	316.2

Non-operating investment income	3.9	5.1

Income before income taxes	315.4	321.3
Provision for income taxes	120.8	123.8

Net income	$194.6	$197.5

Earnings per share on common stock
Basic	$.75	$.78

Diluted	$.72	$.75

Dividends declared per share	$.31	$.34

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three months ended
	3/31/2011	3/31/2012
Net income	$194.6	$197.5

Other comprehensive income (loss)
Net unrealized holding gains (losses) on
Investments in sponsored mutual funds	26.1	72.3
Debt securities held by savings bank subsidiary	(0.5)	0.4

Total net unrealized holding gains (losses) recognized in other comprehensive income	25.6	72.7
Currency translation adjustment	(0.6)	(11.3)

Total other comprehensive income (loss) before income taxes	25.0	61.4
Deferred tax benefits (income taxes)	(9.7)	(25.1)

Total other comprehensive income (loss)	15.3	36.3

Total comprehensive income	$209.9	$233.8

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	$00000000	$00000000
	Three months ended
	3/31/2011	3/31/2012
Cash flows from operating activities
Net income	$194.6	$197.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	16.6	19.1
Stock-based compensation expense	21.4	24.1
Intangible asset amortization	.1	.1
Other changes in assets and liabilities	103.3	25.0

Net cash provided by operating activities	336.0	265.8

Cash flows from investing activities
Investments in debt securities held by savings bank subsidiary	(20.8)	(17.1)
Proceeds from debt securities held by savings bank subsidiary	16.2	30.8
Additions to property and equipment	(11.7)	(18.6)
Other investing activity	(0.7)	(4.4)

Net cash used in investing activities	(17.0)	(9.3)

Cash flows from financing activities
Repurchases of common stock	(31.3)	—
Common share issuances under stock-based compensation plans	26.5	24.1
Excess tax benefits from stock-based compensation plans	13.9	13.9
Dividends	(80.7)	(86.8)
Change in savings bank subsidiary deposits	4.4	(2.1)

Net cash used in financing activities	(67.2)	(50.9)

Cash and cash equivalents
Net change during period	251.8	205.6
At beginning of year	813.1	897.9

At end of period	$1,064.9	$1,103.5

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(shares in thousands; dollars in millions)

	$00000000	$00000000	$00000000	$00000000	$00000000	$00000000
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
Balances at December 31, 2011	253,272	$50.7	$502.0	$2,765.2	$102.8	$3,420.7
Net income				197.5		197.5
Other comprehensive income, net of tax					36.3	36.3
Dividends				(86.8)		(86.8)
Common stock-based compensation plans activity
Shares issued upon option exercises	1,285	0.2	23.8			24.0
Restricted shares issued, net of shares withheld for taxes	385	.1	(.1)			.0
Shares issued upon vesting of restricted stock units	2	.0	.0			.0
Forfeiture of restricted awards	(8)	.0	.0			—
Net tax benefits			14.3			14.3
Stock-based compensation expense			24.1			24.1
Common shares repurchased	—	—	—	—		—

Balances at March 31, 2012	254,936	$51.0	$564.1	$2,875.9	$139.1	$3,630.1

The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND BASIS OF PREPARATION.

T. Rowe Price Group derives its consolidated revenues and net income primarily from investment advisory services that its subsidiaries provide to individual and institutional investors in the sponsored T. Rowe Price mutual funds and other investment portfolios, including separately managed accounts, sub-advised funds, and other sponsored investment products. We also provide our investment advisory clients with related administrative services, including mutual fund transfer agent, accounting and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; brokerage; and trust services.

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

The unaudited interim financial information contained in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2011 Annual Report.

On January 1, 2012, we adopted new financial reporting guidance related to the presentation of comprehensive income in our consolidated financial statements. The new guidance requires net income and other comprehensive income to be presented either in a single-continuous statement or in two separate, but consecutive, statements of income and comprehensive income. We elected to present comprehensive income in a separate statement following our unaudited condensed consolidated statements of income. Additional disclosures required by this new guidance are included in Note 9. We also adopted new financial reporting guidance that clarified how to measure financial instruments at fair value and expanded the required fair value measurement disclosures. The adoption of the new measurement guidance did not have an impact on our consolidated financial statements. However, we now disclose in Note 6 the level of the fair value hierarchy in which the inputs used in determining the disclosed fair value of customer deposits at our savings bank subsidiary can be categorized.

NOTE 2—INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Accounts receivable from our sponsored mutual funds for advisory fees and advisory-related administrative services aggregate $155.9 million at December 31, 2011, and $174.2 million at March 31, 2012.

Revenues (in millions) from advisory services provided under agreements with our sponsored mutual funds and other investment clients include:

	Three months ended
	3/31/2011	3/31/2012
Sponsored mutual funds in the U.S.
Stock and blended asset	$327.0	$344.1
Bond and money market	73.5	81.8

	400.5	425.9

Other portfolios
Stock and blended asset	154.8	157.4
Bond, money market, and stable value	33.5	39.7

	188.3	197.1

Total	$588.8	$623.0

The following table summarizes the various investment portfolios and assets under management (in billions) on which we earn advisory fees.

	Average during the first quarter		As of
	2011	2012	12/31/2011	3/31/2012
Sponsored mutual funds in the U.S.
Stock and blended asset	$220.8	$232.1	$211.7	$243.4
Bond and money market	71.2	80.3	77.7	82.0

	292.0	312.4	289.4	325.4

Other portfolios
Stock and blended asset	154.6	156.0	140.7	165.7
Bond, money market, and stable value	51.8	61.9	59.4	63.7

	206.4	217.9	200.1	229.4

Total	$498.4	$530.3	$489.5	$554.8

Investors that we serve are primarily domiciled in the United States of America; investment advisory clients outside the United States account for 11% of our assets under management at March 31, 2012.

Fees for advisory-related administrative and distribution services provided to our sponsored mutual funds during the first quarter were $75.0 million in 2011 and $86.9 million in 2012.

NOTE 3—INVESTMENTS IN SPONSORED MUTUAL FUNDS.

These investments (in millions) include:

	Aggregate	Unrealized holding		Aggregate
	cost	gains	losses	fair value
December 31, 2011
Stock and blended asset funds	$281.7	$137.0	$(.8)	$417.9
Bond funds	310.6	38.5	(2.5)	346.6

Total	$592.3	$175.5	$(3.3)	$764.5

March 31, 2012
Stock and blended asset funds	$281.7	$199.0	$—	$480.7
Bond funds	310.6	45.9	(.4)	356.1

Total	$592.3	$244.9	$(.4)	$836.8

The unrealized holding losses at March 31, 2012, are attributable to two fund holdings with an aggregate fair value of $35.9 million and are considered temporary.

NOTE 4—DEBT SECURITIES HELD BY SAVINGS BANK SUBSIDIARY.

Our savings bank subsidiary holds investments in marketable debt securities, including mortgage- and other asset-backed securities, which are accounted for as available-for-sale. The following table (in millions) details the components of these investments.

	12/31/2011		3/31/2012
	Fair value	Unrealized holding gains (losses)	Fair value	Unrealized holding gains (losses)
Investments with temporary impairment (35 securities in 2012) of
Less than 12 months	$22.8	$(.2)	$20.8	$(.1)
12 months or more	6.3	(.2)	2.5	(.1)

Total	29.1	(.4)	23.3	(.2)
Investments with unrealized holding gains	169.3	3.5	159.9	3.7

Total	$198.4	$3.1	$183.2	$3.5

Aggregate cost	$195.3		$179.7

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

NOTE 5—OTHER INVESTMENTS.

These investments (in millions) include:

	12/31/2011	3/31/2012
Cost method investments
10% interest in Daiwa SB Investments Ltd. (Japan)	$13.6	$13.6
Other investments	39.9	41.8
Equity method investments
26% interest in UTI Asset Management Company Limited (India)	144.8	135.9
Other investments	2.6	4.6
Investments held as trading
Sponsored mutual fund investments	4.4	4.9
Securities held by consolidated sponsored mutual funds	—	78.4
Marketable securities	—	.1
U.S. Treasury note	1.0	1.0

Total	$206.3	$280.3

The securities held by consolidated sponsored mutual funds relate to newly formed funds in which we provided seed capital in the first quarter of 2012 and have a controlling financial interest.

NOTE 6—FAIR VALUE MEASUREMENTS.

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

	Level 1	Level 2
December 31, 2011
Cash equivalents	$823.2
Investments in sponsored mutual funds	764.5
Investments held as trading	4.4
Debt securities held by savings bank subsidiary	—	$198.4

Total	$1,592.1	$198.4

March 31, 2012
Cash equivalents	$984.2
Investments in sponsored mutual funds	836.8
Investments held as trading	13.1	$70.3
Debt securities held by savings bank subsidiary	—	183.2

Total	$1,834.1	$253.5

Customer deposits at our savings bank subsidiary are not measured at fair value in our consolidated balance sheet. The estimated fair value of these deposits, based on discounting expected cash outflows at maturity dates that range up to five years, using current interest rates offered for deposits with the same dates of maturity, was $176.9 million at December 31, 2011, and $174.5 million at March 31, 2012. The fair value was determined using Level 2 inputs.

NOTE 7—STOCK-BASED COMPENSATION.

STOCK OPTIONS.

The following table summarizes the status of and changes in our stock option grants during the first quarter of 2012.

	Options	Weighted- average exercise price
Outstanding at beginning of year	39,239,722	$45.27
Semiannual grants	1,754,350	$61.49

Reload grants	69,993	$62.55
New hire grants	5,904	$59.87
Exercised	(1,867,492)	$32.47
Forfeited	(128,040)	$51.99

Outstanding at end of period	39,074,437	$46.63

Exercisable at end of period	21,171,505	$41.83

STOCK AWARDS.

The following table summarizes the status of and changes in our nonvested restricted shares and restricted stock units during the first quarter of 2012.

	Restricted shares	Restricted stock units	Weighted - average fair value
Nonvested at beginning of year	637,393	351,017	$51.83
Granted to employees	385,445	198,323	$61.47
Vested	(1,312)	(1,750)	$50.44
Forfeited	(7,975)	(3,400)	$52.30

Nonvested at end of period	1,013,551	544,190	$55.44

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense (in millions) to be recognized over the remaining vesting periods of the stock-based awards outstanding at March 31, 2012. Estimated future compensation expense will change to reflect future option grants, including reloads; future awards of unrestricted shares, restricted shares, and restricted stock units; changes in estimated forfeitures; and adjustments for actual forfeitures.

Second quarter 2012	$26.1
Third quarter 2012	25.8
Fourth quarter 2012	20.1
2013	62.2
2014 through 2017	60.1

Total	$194.3

NOTE 8—EARNINGS PER SHARE CALCULATIONS.

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

	Three months ended
	3/31/2011	3/31/2012
Net income	$194.6	$197.5
Less: net income allocated to outstanding restricted stock and stock unit holders	(.8)	(1.0)

Net income allocated to common stockholders	$193.8	$196.5

Weighted average common shares
Outstanding	258.7	253.1

Outstanding assuming dilution	268.5	261.0

The following table shows the weighted average outstanding stock options (in millions) and their average exercise price that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive.

	Three months ended
	3/31/2011	3/31/2012
Weighted average outstanding stock options excluded	1.6	4.5

Average exercise price	$68.64	$65.80

NOTE 9—OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME.

The following table presents the income tax benefit (expense) impact of the components (in millions) of other comprehensive income.

	Three months ended
	3/31/2011	3/31/2012
Income tax benefit (expense) on net unrealized holding gains or losses recognized in other comprehensive income	$(9.9)	$(29.1)
Income tax benefit (expense) on currency translation adjustment	.2	4.0

Total deferred tax benefits (income taxes) recognized in other comprehensive income	$(9.7)	$(25.1)

The changes in accumulated other comprehensive income (in millions), by component, for the first quarter of 2012, are presented below.

	Other comprehensive	Other comprehensive	Other comprehensive
	12/31/2011	Other comprehensive income, net of tax	3/31/2012
Net unrealized holding gains on
Investments in sponsored mutual funds	$172.2	$72.3	$244.5
Debt securities held by savings bank subsidiary	3.1	.4	3.5
Proportionate share of investments held by UTI	.4	—	.4

	175.7	72.7	248.4
Deferred income taxes	(67.3)	(29.1)	(96.4)

Net unrealized holding gains, net of taxes	108.4	43.6	152.0
Currency translation adjustment, net of taxes	(5.6)	(7.3)	(12.9)

Accumulated other comprehensive income	$102.8	$36.3	$139.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

T. Rowe Price Group, Inc.:

We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries (“the Company”) as of March 31, 2012, the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month period ended March 31, 2012 and 2011, and the related condensed consolidated statement of stockholders’ equity for the three-month period ended March 31, 2012. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 3, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Baltimore, Maryland April 24, 2012

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our sponsored mutual funds and other managed investment portfolios. The other managed investment portfolios include separately managed accounts, subadvised funds, and other sponsored investment portfolios including common trust funds and mutual funds offered to investors outside the U.S. and through variable annuity life insurance plans. Investment advisory clients domiciled outside the United States account for 11% of our assets under management at March 31, 2012.

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

BACKGROUND.

Major equity market indexes around the globe experienced double-digit advances in the first quarter of 2012 driven by increased investor optimism as the U.S. economy showed continued signs of stronger growth and euro zone concerns appeared to diminish. The Federal Reserve announced that it expected to continue its monetary policy of keeping the federal funds rate near 0% through late 2014 and trading short-term issues for longer-term issues to ensure continued U.S. economic recovery.

Returns of several major equity market indexes for the first quarter of 2012 are as follows:

Index	Total Return
S&P 500 Index	12.6%
NASDAQ Composite	18.7%	(1)
Russell 2000	12.4%
MSCI EAFE (Europe, Australasia, and Far East)	11.0%
MSCI Emerging Markets	14.1%
(1) excludes dividends

Bonds were modestly positive overall in the first quarter of 2012 as losses among long-term Treasuries from increasing yields were offset by solid gains among corporate, municipal and high yield issues. The yield on the benchmark 10-year U.S. Treasury at March 31, 2012, was 2.2%, an increase of 34 basis points from the end of 2011. Returns in bond markets outside the U.S. were also mixed as U.S. dollar-denominated emerging market bonds produced solid gains, while issues from developed markets offered more muted returns.

Returns for several major bond market indexes for the first quarter of 2012 are as follows:

Index	Total Return
Credit Suisse High Yield	5.0%
Barclays Capital Municipal Bond	1.8%
Barclays U.S. Aggregate Index	.3%
JPMorgan Emerging Markets Bond Plus	4.0%
Barclays Global Aggregate Ex-US Dollar Bond	1.2%

ASSETS UNDER MANAGEMENT.

Net cash inflows of $12.4 billion and higher market valuations and income of $52.9 billion increased our assets under management during the first quarter of 2012 to a record $554.8 billion at March 31, 2012. Our assets under management (in billions) have changed during the first quarter of 2012 as follows:

Quarter ended 3/31/2012
Assets under management at beginning of period	$489.5

Net cash inflows (outflows)
Sponsored mutual funds in the U.S.	5.3
Other portfolios	7.1

12.4
Market valuation changes and income	52.9

Change during the period	65.3

Assets under management at end of period	$554.8

Assets under management at March 31, 2012, include $409.1 billion in stock and blended asset investment portfolios and $145.7 billion in fixed income investment portfolios. The investment portfolios that we manage consist of $325.4 billion in the T. Rowe Price mutual funds distributed in the U.S. and $229.4 billion in other investment portfolios.

We incur significant expenditures to attract new investment advisory clients and additional investments from our existing clients. These efforts involve costs that generally precede any future revenues that we might recognize from additions to our assets under management.

RESULTS OF OPERATIONS.

First quarter 2012 versus first quarter 2011.

Investment advisory revenues were up 5.8%, or $34.2 million, to $623.0 million in the first quarter of 2012, as average assets under our management increased $31.9 billion to $530.3 billion. The average annualized fee rate earned on our assets under management was 47.3 basis points during the first quarter of 2012, which is unchanged from the annualized fee rate earned for the full-year 2011. We waived $8.8 million in money market management fees in the first quarter of 2012, an increase of $1.8 million from the comparable 2011 quarter, in order to maintain a positive yield for fund investors. The 2012 fee waivers represent about 1% of our total investment advisory revenues earned during the first quarter of 2012, and were waived from nine of our money market mutual funds that have combined net assets of $14.3 billion at March 31, 2012. We expect that these fee waivers will continue throughout 2012.

Net revenues increased $46.3 million, or 6.8%, to $728.7 million in the first quarter of 2012. Operating expenses were $412.5 million in the first quarter of 2012, an increase of $41.6 million, or 11.2%. Overall, net operating income for the first quarter of 2012 increased $4.7 million, or 1.5%, to $316.2 million. Our operating margin in the first quarter of 2012 is 43.4% compared to 45.6% in the 2011 period as we continue to invest in and expand our firm’s capabilities with a long-term perspective. Net income increased $2.9 million, or 1.5%, to $197.5 million compared with the first quarter of 2011. Our diluted earnings per share on our common stock increased 4.2% to $.75 from the $.72 earned in the first quarter of 2011.

Revenues

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States were $425.9 million in the first quarter of 2012, an increase of 6.3%, or $25.4 million, on higher average mutual fund assets. Average mutual fund assets in the first quarter of 2012 were $312.4 billion, an increase of 7.0% from the average for the first quarter of 2011. Mutual fund assets at March 31, 2012, were $325.4 billion, up $36.0 billion from the end of 2011.

Higher market valuations and income in the first quarter of 2012 increased our mutual fund assets under management by $30.7 billion. Net cash inflows during the first quarter of 2012 were $5.3 billion, including $3.5 billion into the bond funds and $2.5 billion into the stock and blended asset funds. The money market funds had net outflows of $.7 billion. These net cash flows include $1.2 billion originating in the target-date retirement funds, which in turn invest in a broadly diversified portfolio of other Price funds, and automatically rebalance to maintain their specific asset allocation weightings. The mutual fund net inflow amounts for the first quarter of 2012 are presented net of $3.7 billion that was transferred to the other investment portfolios. These transfers were primarily from our target-date retirement funds to our target-date retirement trusts. We expect that additional transfers to these retirement trusts are likely to occur in the future.

Investment advisory revenues earned on the other investment portfolios were $197.1 million for the first quarter of 2012 compared to $188.3 million earned in the comparable 2011 quarter. Average assets in these portfolios were $217.9 billion during the first quarter of 2012, an increase of $11.5 billion, or 5.6%, from the 2011 quarter. Net inflows of $7.1 billion and market appreciation and income of $22.2 billion increased assets under management in these portfolios by $29.3 billion during the first quarter of 2012 to $229.4 billion at March 31, 2012. Net inflows during the first quarter of 2012 include the $3.7 billion transferred from the mutual funds with the remainder being sourced primarily from third-party intermediaries.

Administrative fee revenues increased $2.5 million to $82.9 million in the first quarter of 2012. The increase is attributable to our mutual fund servicing activities and defined contribution recordkeeping services for the mutual funds and their investors. Changes in administrative fee revenues are generally offset by similar changes in related operating expenses that are incurred to provide services to the funds and their investors.

Distribution and servicing fee revenues earned from 12b-1 plans of the Advisor, R, and variable annuity class shares of our sponsored portfolios were $22.2 million in the first quarter of 2012, an increase of $9.5 million from the comparable 2011 quarter. The increase includes $1.0 million recognized on greater assets under management in these share classes, and $8.5 million earned primarily on R class shares in the first quarter of 2012 for which the comparable fees for the first quarter of 2011 were netted against related distribution and servicing costs. The 12b-1 fees earned are offset entirely by the cost paid to third-party intermediaries who source these assets, which are reported as distribution and servicing costs on the face of the condensed consolidated income statements.

Operating expenses

Compensation and related costs were $260.7 million in the first quarter of 2012, an increase of $17.8 million, or 7.3%, compared to the first quarter of 2011. The largest part of the increase is attributable to a $10.9 million increase in salaries and related benefits, which results from a modest increase in salaries at the beginning of 2012 combined with a nearly 3% increase in our average staff size from the first quarter of 2011. The remainder of the change from the first quarter of 2011 is attributable to a modest increase in our annual variable compensation programs, higher non-cash stock-based compensation expense and other employee-related costs. At March 31, 2012, we employed 5,230 associates.

Advertising and promotion expenditures were $25.8 million in the first quarter of 2012 compared to $25.4 million in the comparable 2011 period. We currently expect advertising and promotion expenditures for the remainder of 2012 to increase modestly over 2011 levels. We vary our level of spending based on market conditions and investor demand as well as our effort to expand our investor base in the United States and abroad.

Occupancy and facility costs together with depreciation expense increased $4.9 million, or 11.1%, compared to the first quarter of 2011. The change includes the added costs incurred to expand our facilities around the world as well as update our technology capabilities, including related maintenance programs, to meet increasing business demands.

Other operating expenses were $54.6 million in the first quarter of 2012, an increase of $9.0 million from the comparable 2011 period. The increase is due to higher costs incurred to meet growing business demands as well as the reclassification of $5.3 million in certain third-party servicing costs that were previously reported as reductions of advisory and administrative fee revenues in the first quarter of 2011.

Non-operating investment income

Our non-operating investment income, which includes the recognition of investment gains and losses, was up $1.2 million from the first quarter of 2011, including higher net earnings of $.5 million recognized in the first quarter of 2012 from our investment in UTI. The increase also includes larger dividend income earned on our investments in the sponsored mutual funds in the first quarter or 2012.

Provision for income taxes

The provision for income taxes as a percentage of pretax income for the first quarter of 2012 is 38.5%, which is slightly higher then the 38.2% effective tax rate for the full-year 2011, due primarily to adjustments made to our 2011 tax accruals. We currently estimate our effective tax rate for the full year 2012 will be about 38.3%.

CAPITAL RESOURCES AND LIQUIDITY.

Operating activities during the first quarter of 2012 provided cash flows of $265.8 million, a decrease of $70.2 million from the 2011 period, including $79.0 million in securities held by consolidated sponsored mutual funds to which we provided seed capital during the first quarter of 2012 and have a controlling interest. These seed capital investments are offset by increases in net income and non-cash expenses for depreciation, amortization, and stock-based compensation. Our interim operating cash flows do not include variable compensation that is accrued throughout the year before being substantially paid out in December.

Net cash used in investing activities totaled $9.3 million in the first quarter of 2012, a decrease of $7.7 million from the 2011 quarter. Greater cash proceeds of $14.6 million from the debt securities held by our savings bank subsidiary in the first quarter of 2012 were offset by a $6.9 million increase in our capital spending for property and equipment in the first quarter of 2012.

Net cash used in financing activities was $50.9 million in the first quarter of 2012, a decrease of $16.3 million from the 2011 quarter. During the first quarter of 2011, we expended $31.3 million on stock repurchases compared to no stock repurchases in the 2012 quarter. This reduction in cash used was partially offset by a $6.1 million increase in dividends paid during the first quarter of 2012 compared to the 2011 quarter as well as the change in cash from customer deposits at our savings bank subsidiary. The increase in dividends paid in the first quarter of 2012 is primarily due to the $.03 increase in our quarterly per-share dividend.

Our cash and mutual fund investments at March 31, 2012 were $1.9 billion, and we have no debt. We anticipate property and equipment expenditures for the full year 2012 to be about $100 million and expect to fund them from our cash balances. We generally repurchase shares of our common stock over time to offset the dilution created by our equity-based compensation plans. Given the availability of our financial resources, we do not maintain an available external source of liquidity.

NEW ACCOUNTING STANDARDS.

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our consolidated statements, including that which we have not yet adopted. We do not believe that any such guidance will have a material effect on our financial position or results of operation.

FORWARD-LOOKING INFORMATION.

From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this report, may contain certain forward-looking information, including information or anticipated information relating to: our revenues, net income and earnings per share on common stock; changes in the amount and composition of our assets under management; our expense levels; our estimated effective income tax rate; and our expectations regarding financial markets, future transactions and investments, and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A, Risk Factors, of our Form 10-K Annual Report for 2011. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in the information provided in Item 7A of the Form 10-K Annual Report for 2011.

Item 4. Controls and Procedures.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of March 31, 2012, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the first quarter of 2012, and has concluded that there was no change during the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, various claims against us arise in the ordinary course of business, including employment-related claims. In the opinion of management, after consultation with counsel, the likelihood that an adverse determination in one or more pending claims would have a material adverse effect on our financial position or results of operations is remote.

Item 1A. Risk Factors.

There has been no material change in the information provided in Item 1A of our Form 10-K Annual Report for 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchase activity during the first quarter of 2012 follows.

	$00000000	$00000000	$00000000	$00000000
Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January	64,093	$59.84	—	13,715,681
February	86,281	$62.17	—	13,715,681
March	318,526	$63.74	—	13,715,681

Total	468,900	$62.92	—

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorizations, and outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options. All shares repurchased during the quarter related to swap exercises. The maximum number of shares that may yet be purchased are available under the Board of Directors’ September 8, 2010 publicly announced authorization.

Item 5. Other Information.

On April 24, 2012, we issued a press release reporting our results of operations for the first quarter of 2012. A copy of that press release is furnished herewith as Exhibit 99. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

Item 6. Exhibits.

The following exhibits required by Item 601 of Regulation S-K are furnished herewith.

3(i).1	Charter of T. Rowe Price Group, Inc., as Amended by Articles of Amendment dated April 10, 2008. (Incorporated by reference from Form 10-Q Report for the quarterly period ended March 31, 2008 filed on April 10, 2008; File No. 033-07012-99).

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of February 12, 2009. (Incorporated by reference from Form 8-K Current Report file on February 17, 2009; File No. 033-07012-99).

10.15.2	Forms of agreement for stock options issued after February 2, 2012 under the 2004 Stock Incentive Plan. (Incorporated by reference from Form 10-K for 2011 filed on February 3, 2012; File No. 033-07012-99)

10.15.3	Forms of agreement for restricted stock units issued after February 2, 2012 under the 2004 Stock Incentive Plan. (Incorporated by reference from Form 10-K for 2011 filed on February 3, 2012; File No. 033-07012-99)

10.15.4	Forms of agreement for restricted stock awards issued after February 2, 2012 under the 2004 Stock Incentive Plan. (Incorporated by reference from Form 10-K for 2011 filed on February 3, 2012; File No. 033-07012-99)

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99	Press release issued April 24, 2012, reporting our results of operations for the first quarter of 2012.

101	The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s unaudited condensed consolidated interim financial statements and notes that are included in this Form 10-Q Report.

	101.INS	XBRL Instance Document (File name: trow-20120331.xml).

	101.SCH	XBRL Taxonomy Extension Schema Document (File name: trow-20120331.xsd).

	101.CAL	XBRL Taxonomy Calculation Linkbase Document (File name: trow-20120331_cal.xml).

	101.LAB	XBRL Taxonomy Label Linkbase Document (File name: trow-20120331_lab.xml).

	101.PRE	XBRL Taxonomy Presentation Linkbase Document (File name: trow-20120331_pre.xml).

	101.DEF	XBRL Taxonomy Definition Linkbase Document (File name: trow-20120331_def.xml).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 24, 2012.

T. Rowe Price Group, Inc.
by:	/s / Kenneth V. Moreland
Vice President, Chief Financial Officer and Treasurer