Form 10-Q
period 2012-06-30
PRICE T ROWE GROUP INC
filed 2012-07-25
CIK 1113169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

Commission File Number: 000-32191

T. ROWE PRICE GROUP, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-2264646
(State of incorporation)	(I.R.S. Employer Identification No.)

100 East Pratt Street, Baltimore, Maryland 21202

(Address, including Zip Code, of principal executive offices)

(410) 345-2000

(Registrant's telephone number, including area code)

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

The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, July 23, 2012, is 253,832,802.

The exhibit index is at Item 6 on page 22.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	12/31/2011	6/30/2012
ASSETS
Cash and cash equivalents	$897.9	$972.3
Accounts receivable and accrued revenue	304.5	324.2
Investments in sponsored mutual funds	764.5	961.2
Debt securities held by savings bank subsidiary	198.4	173.6
Other investments	206.3	298.7
Property and equipment	567.4	564.4
Goodwill	665.7	665.7
Other assets	165.6	156.8

Total assets	$3,770.3	$4,116.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$82.9	$86.2
Accrued compensation and related costs	63.2	191.7
Income taxes payable	30.0	15.7
Customer deposits at savings bank subsidiary	173.5	165.5

Total liabilities	349.6	459.1

Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, undesignated, $.20 par value – authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value – authorized 750,000,000; issued 253,272,000 shares in 2011 and 253,718,000 in 2012	50.7	50.8
Additional capital in excess of par value	502.0	501.8
Retained earnings	2,765.2	2,983.0
Accumulated other comprehensive income	102.8	122.2

Total stockholders’ equity	3,420.7	3,657.8

Total liabilities and stockholders’ equity	$3,770.3	$4,116.9

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per-share amounts)

	Three months ended		Six months ended
	6/30/2011	6/30/2012	6/30/2011	6/30/2012
Revenues
Investment advisory fees	$611.7	$630.0	$1,200.5	$1,253.0
Administrative fees	80.2	82.7	160.6	165.6
Distribution and servicing fees	21.2	23.7	33.9	45.9
Net revenue of savings bank subsidiary	0.6	0.4	1.1	1.0

Net revenues	713.7	736.8	1,396.1	1,465.5

Operating expenses
Compensation and related costs	248.8	261.5	491.7	522.2
Advertising and promotion	20.6	19.8	46.0	45.6
Distribution and servicing costs	21.2	23.7	33.9	45.9
Depreciation and amortization of property and equipment	17.9	19.9	34.5	39.0
Occupancy and facility costs	28.9	31.4	56.6	61.5
Other operating expenses	49.7	52.5	95.3	107.1

Total operating expenses	387.1	408.8	758.0	821.3

Net operating income	326.6	328.0	638.1	644.2
Non-operating investment income	5.6	7.4	9.5	12.5

Income before income taxes	332.2	335.4	647.6	656.7
Provision for income taxes	127.5	128.6	248.3	252.4

Net income	$204.7	$206.8	$399.3	$404.3

Earnings per share on common stock
Basic	$.79	$.81	$1.54	$1.59

Diluted	$.76	$.79	$1.49	$1.54

Dividends declared per share	$.31	$.34	$.62	$.68

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three months ended		Six months ended
	6/30/2011	6/30/2012	6/30/2011	6/30/2012
Net income	$204.7	$206.8	$399.3	$404.3

Other comprehensive income (loss)
Net unrealized holding gains (losses) on Investments in sponsored mutual funds:
Net unrealized holding gains (losses)	2.4	(31.5)	28.5	40.8
Reclassification adjustment on net losses (gains) realized on dispositions in non-operating investment income	—	(2.5)	—	(2.5)

Investments in sponsored mutual funds	2.4	(34.0)	28.5	38.3

Debt securities held by savings bank subsidiary	0.6	—	0.1	0.4

Proportionate share of net unrealized holding gains (losses) on securities held by UTI Asset Management Company Limited	—	0.1	—	0.1

Total net unrealized holding gains (losses) recognized in other comprehensive income	3.0	(33.9)	28.6	38.8
Currency translation adjustment	1.0	6.0	0.4	(5.3)

Total other comprehensive income (loss) before income taxes	4.0	(27.9)	29.0	33.5
Deferred tax benefits (income taxes)	(1.5)	11.0	(11.2)	(14.1)

Total other comprehensive income (loss)	2.5	(16.9)	17.8	19.4

Total comprehensive income	$207.2	$189.9	$417.1	$423.7

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six months ended
	6/30/2011	6/30/2012
Cash flows from operating activities
Net income	$399.3	$404.3
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	34.5	39.0
Stock-based compensation expense	46.4	50.0
Intangible asset amortization	.2	.2
Changes in securities held by consolidated sponsored mutual funds	—	(87.9)
Other changes in assets and liabilities	130.1	88.9

Net cash provided by operating activities	610.5	494.5

Cash flows from investing activities
Investments in sponsored mutual funds	(23.8)	(161.8)
Dispositions of sponsored mutual funds	—	5.9
Investments in debt securities held by savings bank subsidiary	(35.0)	(24.9)
Proceeds from debt securities held by savings bank subsidiary	28.8	50.4
Additions to property and equipment	(33.0)	(36.6)
Other investing activity	(3.4)	(7.7)

Net cash used in investing activities	(66.4)	(174.7)

Cash flows from financing activities
Repurchases of common stock	(235.3)	(129.2)
Common share issuances under stock-based compensation plans	36.8	39.1
Excess tax benefits from stock-based compensation plans	18.2	25.8
Dividends	(160.7)	(173.1)
Change in savings bank subsidiary deposits	6.5	(8.0)

Net cash used in financing activities	(334.5)	(245.4)

Cash and cash equivalents
Net change during period	209.6	74.4
At beginning of year	813.1	897.9

At end of period	$1,022.7	$972.3

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(shares in thousands; dollars in millions)

	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
Balances at December 31, 2011	253,272	$50.7	$502.0	$2,765.2	$102.8	$3,420.7
Net income				404.3		404.3
Other comprehensive income, net of tax					19.4	19.4
Dividends				(173.1)		(173.1)
Common stock-based compensation plans activity
Shares issued upon option exercises	2,271	0.4	39.0			39.4
Restricted shares issued, net of shares withheld for taxes	388	.1	(.2)			(.1)
Shares issued upon vesting of restricted stock units	4	.0	(.1)			(.1)
Forfeiture of restricted awards	(15)	.0	.0			—
Net tax benefits			26.5			26.5
Stock-based compensation expense			50.0			50.0
Common shares repurchased	(2,202)	(0.4)	(115.4)	(13.4)		(129.2)

Balances at June 30, 2012	253,718	$50.8	$501.8	$2,983.0	$122.2	$3,657.8

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

The unaudited interim financial information contained in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2011 Annual Report. Prior-year amounts related to distribution and servicing fees, net revenue of savings bank subsidiary, and distribution and servicing costs have been reclassified to conform to current year presentation. The change in presentation is more fully discussed in our 2011 Annual Report.

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

NOTE 2 – INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Accounts receivable from our sponsored mutual funds for advisory fees and advisory-related administrative services aggregate $155.9 million at December 31, 2011, and $163.8 million at June 30, 2012.

Revenues (in millions) from advisory services provided under agreements with our sponsored mutual funds and other investment clients include:

	Three months ended		Six months ended
	6/30/2011	6/30/2012	6/30/2011	6/30/2012
Sponsored mutual funds in the U.S.
Stock and blended asset	$341.2	$347.4	$668.2	$691.5
Bond and money market	76.9	86.9	150.4	168.7

	418.1	434.3	818.6	860.2
Other portfolios
Stock and blended asset	160.8	154.5	315.6	311.9
Bond, money market, and stable value	32.8	41.2	66.3	80.9

	193.6	195.7	381.9	392.8

Total	$611.7	$630.0	$1,200.5	$1,253.0

The following table summarizes the various investment portfolios and assets under management (in billions) on which we earn advisory fees.

	Average during the second quarter		Average during the first half
	2011	2012	2011	2012
Sponsored mutual funds in the U.S.
Stock and blended asset	$228.0	$234.7	$224.4	$233.4
Bond and money market	74.6	83.6	72.9	82.0

	302.6	318.3	297.3	315.4
Other portfolios
Stock and blended asset	157.8	155.5	156.2	155.7
Bond, money market, and stable value	54.5	64.5	53.2	63.2

	212.3	220.0	209.4	218.9

Total	$514.9	$538.3	$506.7	$534.3

			As of
			12/31/2011	6/30/2012
Sponsored mutual funds in the U.S.
Stock and blended asset			$211.7	$237.8
Bond and money market			77.7	83.9

			289.4	321.7
Other portfolios
Stock and blended asset			140.7	155.2
Bond, money market, and stable value			59.4	64.8

			200.1	220.0

Total			$489.5	$541.7

Investors that we serve are primarily domiciled in the United States of America; investment advisory clients outside the United States account for 10% of our assets under management at June 30, 2012.

Fees for advisory-related administrative services provided to our sponsored mutual funds during the first half of the year were $124.3 million in 2011 and $128.8 million in 2012. Fees for these services during the second quarter were $62.0 million in 2011 and $64.1 million in 2012. Distribution and other servicing fees earned from certain classes of our sponsored mutual funds during the first half of the year were $33.9 million in 2011 and $45.9 million in 2012. Such fees during the second quarter were $21.2 million in 2011 and $23.7 million in 2012.

NOTE 3 – INVESTMENTS IN SPONSORED MUTUAL FUNDS.

These investments (in millions) include:

	Aggregate	Unrealized holding		Aggregate
	cost	gains losses		fair value
December 31, 2011
Stock and blended asset funds	$281.7	$137.0	$(.8)	$417.9
Bond funds	310.6	38.5	(2.5)	346.6

Total	$592.3	$175.5	$(3.3)	$764.5

June 30, 2012
Stock and blended asset funds	$279.4	$167.1	$(.3)	$446.2
Bond funds	471.3	44.5	(.8)	515.0

Total	$750.7	$211.6	$(1.1)	$961.2

The unrealized holding losses at June 30, 2012, are attributable to four fund holdings with an aggregate fair value of $40.3 million and are considered temporary.

NOTE 4 – DEBT SECURITIES HELD BY SAVINGS BANK SUBSIDIARY.

Our savings bank subsidiary holds investments in marketable debt securities, including mortgage- and other asset-backed securities, which are accounted for as available-for-sale. The following table (in millions) details the components of these investments.

	12/31/2011		6/30/2012
	Fair value	Unrealized holding gains (losses)	Fair value	Unrealized holding gains (losses)
Investments with temporary impairment (25 securities in 2012) of
Less than 12 months	$22.8	$(.2)	$14.8	$(.1)
12 months or more	6.3	(.2)	1.8	(.1)

Total	29.1	(.4)	16.6	(.2)
Investments with unrealized holding gains	169.3	3.5	157.0	3.7

Total	$198.4	$3.1	$173.6	$3.5

Aggregate cost	$195.3		$170.1

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

NOTE 5 – OTHER INVESTMENTS.

These investments (in millions) include:

	12/31/2011	6/30/2012
Cost method investments
10% interest in Daiwa SB Investments Ltd. (Japan)	$13.6	$12.7
Other investments	39.9	44.8
Equity method investments
26% interest in UTI Asset Management Company Limited (India)	144.8	143.0
Other investments	2.6	5.1
Investments held as trading
Sponsored mutual fund investments	4.4	4.2
Securities held by consolidated sponsored mutual funds	—	87.9
U.S. Treasury note	1.0	1.0

Total	$206.3	$298.7

The securities held by consolidated sponsored mutual funds relate to newly formed funds in which we provided seed capital in the first half of 2012 and have a controlling financial interest.

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

	Level 1	Level 2
December 31, 2011
Cash equivalents	$823.2
Investments in sponsored mutual funds	764.5
Investments held as trading	4.4
Debt securities held by savings bank subsidiary	—	$198.4

Total	$1,592.1	$198.4

June 30, 2012
Cash equivalents	$832.7
Investments in sponsored mutual funds	961.2
Investments held as trading	19.7	$72.4
Debt securities held by savings bank subsidiary	—	173.6

Total	$1,813.6	$246.0

Customer deposits at our savings bank subsidiary are not measured at fair value in our consolidated balance sheet. The estimated fair value of these deposits, based on discounting expected cash outflows at maturity dates that range up to five years, using current interest rates offered for deposits with the same dates of maturity, was $176.9 million at December 31, 2011, and $168.4 million at June 30, 2012. The fair value was determined using Level 2 inputs.

NOTE 7 – STOCK-BASED COMPENSATION.

STOCK OPTIONS.

The following table summarizes the status of and changes in our stock option grants during the first half of 2012.

	Options	Weighted- average exercise price
Outstanding at beginning of year	39,239,722	$45.27
Semiannual grants	1,754,350	$61.49
Reload grants	105,537	$62.46
New hire grants	13,554	$57.24
Non-employee director grants	8,000	$63.23
Exercised	(3,327,422)	$31.95
Forfeited	(520,540)	$51.70

Outstanding at end of period	37,273,201	$47.19

Exercisable at end of period	19,781,729	$42.67

STOCK AWARDS.

The following table summarizes the status of and changes in our nonvested restricted shares and restricted stock units during the first half of 2012.

	Restricted shares	Restricted stock units	Weighted-average fair value
Nonvested at beginning of year	637,393	351,017	$51.83
Granted to employees and directors	389,845	200,723	$61.48
Vested	(12,012)	(9,945)	$57.59
Forfeited	(15,253)	(7,900)	$54.52

Nonvested at end of period	999,973	533,895	$55.42

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense (in millions) to be recognized over the remaining vesting periods of the stock-based awards outstanding at June 30, 2012. Estimated future compensation expense will change to reflect future option grants, including reloads; future awards of unrestricted shares, restricted shares, and restricted stock units; changes in estimated forfeitures; and adjustments for actual forfeitures.

Third quarter 2012	$25.8
Fourth quarter 2012	20.4
2013	62.4
2014 through 2017	60.2

Total	$168.8

NOTE 8 – EARNINGS PER SHARE CALCULATIONS.

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

	Three months ended		Six months ended
	6/30/2011	6/30/2012	6/30/2011	6/30/2012
Net income	$204.7	$206.8	$399.3	$404.3
Less: net income allocated to outstanding restricted stock and stock unit holders	(.9)	(1.2)	(1.7)	(2.2)

Net income allocated to common stockholders	$203.8	$205.6	$397.6	$402.1

Weighted average common shares
Outstanding	258.0	253.4	258.3	253.2

Outstanding assuming dilution	266.7	260.6	267.6	260.8

The following table shows the weighted average outstanding stock options (in millions) and their average exercise price that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive.

	Three months ended		Six months ended
	6/30/2011	6/30/2012	6/30/2011	6/30/2012
Weighted average outstanding stock options excluded	3.6	5.4	2.6	5.0

Average exercise price	$67.61	$65.42	$67.92	$65.59

NOTE 9 – OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME.

The following table presents the deferred tax benefit (income tax) impact of the components (in millions) of other comprehensive income.

	Three months ended		Six months ended
	6/30/2011	6/30/2012	6/30/2011	6/30/2012
Deferred tax benefit (income taxes) on
Net unrealized holding gains or losses	$(1.2)	$12.1	$(11.1)	$(17.0)
Reclassification adjustment on net gains or losses realized on dispositions in non-operating investment income	—	1.0	—	1.0

Deferred tax benefits (income taxes) on net unrealized holding gains or losses recognized in other comprehensive income	(1.2)	13.1	(11.1)	(16.0)
Deferred tax benefit (expense) on currency translation adjustment	(.3)	(2.1)	(.1)	1.9

Total deferred tax benefits (income taxes)	$(1.5)	$11.0	$(11.2)	$(14.1)

The changes in accumulated other comprehensive income (in millions), by component, for the first half of 2012, are presented below.

	12/31/2011	Other comprehensive income, net of tax	6/30/2012
Net unrealized holding gains on
Investments in sponsored mutual funds	$172.2	$38.3	$210.5
Debt securities held by savings bank subsidiary	3.1	.4	3.5
Proportionate share of investments held by UTI	.4	.1	.5

	175.7	38.8	214.5
Deferred income taxes	(67.3)	(16.0)	(83.3)

Net unrealized holding gains, net of taxes	108.4	22.8	131.2
Currency translation adjustment, net of taxes	(5.6)	(3.4)	(9.0)

Accumulated other comprehensive income	$102.8	$19.4	$122.2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

T. Rowe Price Group, Inc.:

We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries (“the Company”) as of June 30, 2012, the related condensed consolidated statements of income and comprehensive income for the three- and six-month periods ended June 30, 2012 and 2011, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2012 and 2011, and the related condensed consolidated statement of stockholders’ equity for the six-month period ended June 30, 2012. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

July 25, 2012

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our sponsored mutual funds and other managed investment portfolios. The other managed investment portfolios include separately managed accounts, subadvised funds, and other sponsored investment portfolios including common trust funds and mutual funds offered to investors outside the U.S. and through variable annuity life insurance plans. Investment advisory clients domiciled outside the United States account for 10% of our assets under management at June 30, 2012.

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

BACKGROUND.

After a very strong first quarter of 2012, equity markets around the globe gave back a portion of their double-digit advances in a volatile second quarter. Major equity indexes experienced the majority of their quarterly losses in May due to the growing uncertainty about the fate of the eurozone, apparently slowing global growth, and continued weakness in U.S. labor markets. Stocks recouped a portion of their earlier losses by the end of June in response to the policy announcements made following the eurozone summit that were intended to accelerate eurozone integration and reduce pressure on those countries impacted by unsustainably high interest rates on their debt. With economic signals mixed and inflation largely subdued, the Federal Reserve kept the federal funds rate near 0%, announced that it would extend its program of trading short-term issues for longer-term issues until the end of 2012, and made it clear that it was prepared to take further action if the U.S. economy faltered in the coming months.

Results of several major equity market indexes for the three- and six-month periods ended June 30, 2012 are as follows:

	Three months ended	Six months ended
Index	6/30/2012	6/30/2012
S&P 500 Index	-2.8%	9.5%
NASDAQ Composite Index (1)	-5.1%	12.7%
Russell 2000 Index	-3.5%	8.5%
MSCI EAFE (Europe, Australasia, and Far East) Index	-6.9%	3.4%
MSCI Emerging Markets Index	-8.8%	4.1%

(1)	returns exclude dividends

Treasury yields declined for much of the quarter as nervous investors favored less risky investments. The yield on the benchmark 10-year U.S. Treasury at June 30, 2012, was 1.7%, a decrease of 56 basis points from March 31, 2012 and 22 basis points from the end of 2011. Despite the economic uncertainties around the world, corporate bonds, high yield and municipal bonds also produced solid returns in the quarter. Returns in bond markets outside the U.S. were mixed, as U.S. dollar-denominated emerging market bonds produced strong gains, while issues from developed markets produced modestly negative returns in U.S. dollar terms.

Returns for several major bond market indexes for the three- and six-month periods ended June 30, 2012 are as follows:

	Three months ended	Six months ended
Index	6/30/2012	6/30/2012
Barclays U.S. Aggregate Index	2.1%	2.4%
Credit Suisse High Yield Index	1.6%	6.7%
Barclays Municipal Bond Index	1.9%	3.7%
Barclays Global Aggregate Ex-U.S. Dollar Bond Index	-.4%	.8%
JPMorgan Emerging Markets Bond Plus	2.8%	6.9%

ASSETS UNDER MANAGEMENT.

Our assets under management (in billions) have changed during 2012 as follows:

	Quarter ended 3/31/2012	Quarter ended 6/30/2012	First half ended 6/30/2012
Assets under management at beginning of period	$489.5	$554.8	$489.5

Net cash inflows
Sponsored mutual funds in the U.S.	5.3	6.3	11.6
Other portfolios	7.1	(1.6)	5.5

	12.4	4.7	17.1
Market valuation changes and income	52.9	(17.8)	35.1

Change during the period	65.3	(13.1)	52.2

Assets under management at end of period	$554.8	$541.7	$541.7

Assets under management at June 30, 2012, include $393.0 billion in stock and blended asset investment portfolios and $148.7 billion in fixed income investment portfolios. The investment portfolios that we manage consist of $321.7 billion in the T. Rowe Price mutual funds distributed in the U.S. and $220.0 billion in other investment portfolios.

We incur significant expenditures to attract new investment advisory clients and additional investments from our existing clients. These efforts involve costs that generally precede any future revenues that we might recognize from additions to our assets under management.

RESULTS OF OPERATIONS.

Second quarter of 2012 versus second quarter of 2011.

Investment advisory revenues were up 3.0%, or $18.3 million, to $630.0 million in the second quarter of 2012, as average assets under our management increased $23.4 billion to $538.3 billion. The average annualized fee rate earned on our assets under management was 47.1 basis points during the second quarter of 2012, which is virtually unchanged from the annualized fee rate earned for the full-year 2011 and the first quarter of 2012. We waived $7.8 million in money market advisory fees in the second quarter of 2012, a decrease of $.5 million from the comparable 2011 quarter, in order to maintain a positive yield for fund investors. The fee waivers in the second quarter of 2012 represent about 1% of our total investment advisory revenues earned during the second quarter of 2012, and were waived from all eight of our money market mutual funds that have combined net assets of $14.2 billion at June 30, 2012. We expect that these fee waivers will continue throughout 2012.

Net revenues increased $23.1 million, or 3.2%, to $736.8 million in the second quarter of 2012. Operating expenses were $408.8 million in the second quarter of 2012, an increase of $21.7 million, or 5.6%. Overall, net operating income for the second quarter of 2012 increased $1.4 million to $328.0 million. Our operating margin in the second quarter of 2012 is 44.5% compared to 45.8% in the 2011 period as we continue to invest in and expand our firm’s capabilities with a long-term perspective. Net income increased $2.1 million to $206.8 million compared with the second quarter of 2011. Our diluted earnings per share on our common stock increased 3.9% to $.79 from the $.76 earned in the second quarter of 2011.

Revenues

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States were $434.3 million, an increase of $16.2 million, or 3.9%, on higher average assets under management. Average mutual fund assets under management in the second quarter of 2012 were $318.3 billion, an increase of 5.2% from the average in the second quarter of 2011. Mutual fund assets at June 30, 2012 were $321.7 billion, a decrease of $3.7 billion from March 31, 2012. Net cash inflows into the mutual funds during the second quarter of 2012 were $6.3 billion, including $5.3 billion into the stock and blended asset funds and $1.2 billion into the bond funds. The money market funds had net outflows of $.2 billion. These net cash flows include $2.2 billion originating in the target-date retirement funds, which in turn invest in a broadly diversified portfolio of other Price funds, and automatically rebalance to maintain their specific asset allocation weightings. Lower market valuations, net of income, decreased mutual fund assets under management by $10.0 billion during the second quarter of 2012.

Investment advisory revenues earned in the second quarter of 2012 on the other investment portfolios increased $2.1 million compared to the 2011 quarter to $195.7 million, as average assets under management increased $7.7 billion, or 3.6%, to $220.0 billion. Assets under management in these portfolios at June 30, 2012 were $220.0 billion, a decrease of $9.4 billion from March 31, 2012. Decreases in market valuations lowered assets in these portfolios by $7.8 billion during the second quarter of 2012. Net cash outflows of $1.6 billion in the quarter were primarily from institutional investors outside the United States. While net cash flows from our institutional channel over the long-term have been strong, they are typically more variable over shorter periods, meaning some individual quarters can be much stronger or weaker than others.

Administrative fee revenues increased $2.5 million to $82.7 million in the second quarter of 2012. The increase is primarily attributable to our mutual fund servicing activities and defined contribution recordkeeping services for the mutual funds and their investors. Changes in administrative fee revenues are generally offset by similar changes in related operating expenses that are incurred to provide services to the funds and their investors.

Distribution and servicing fee revenues earned from 12b-1 plans of the Advisor, R, and variable annuity class shares of our sponsored portfolios increased $2.5 million from the second quarter of 2011 on greater average assets under management in these share classes. The 12b-1 fees earned are offset entirely by the costs paid to third-party intermediaries who source these assets. These costs are reported as distribution and servicing costs on the face of the condensed consolidated income statements,

Operating expenses

Compensation and related costs were $261.5 million in the second quarter of 2012, an increase of $12.7 million, or 5.1%, compared to the second quarter of 2011. The largest part of the increase is attributable to a $7.3 million increase in salaries and related benefits, which results from a modest increase in salaries at the beginning of 2012 combined with a nearly 2.3% increase in our average staff size from the second quarter of 2011. The remainder of the change from the second quarter of 2011 is attributable to a modest increase in the interim accrual for our annual variable compensation programs, increased use of temporary personnel, higher non-cash stock-based compensation expense and other employee-related costs. At June 30, 2012, we employed 5,265 associates.

Advertising and promotion expenditures were $19.8 million in the second quarter of 2012 compared to $20.6 million in the 2011 quarter. We currently expect that our advertising and promotion expenditures for the second half of 2012 will be similar to 2011 levels. We vary our level of spending based on market conditions and investor demand as well as our efforts to expand our investor base in the United States and abroad.

Occupancy and facility costs together with depreciation and amortization expense were $51.3 million in the second quarter of 2012, up $4.5 million compared to the second quarter of 2011. The change includes the added costs incurred to expand our facilities around the world as well as update our technology capabilities, including related maintenance programs, to meet increasing business demands.

Other operating expenses were $52.5 million in the second quarter of 2012, an increase of $2.8 million from the comparable 2011 period. The increase is primarily attributable to the reclassification of $5.0 million in certain third-party servicing costs that were previously reported as reductions of advisory and administrative fee revenues in the second quarter of 2011.

Non-operating investment income

Our non-operating investment income, which includes the recognition of investment gains and losses, was up $1.8 million from the second quarter of 2011, including $2.5 million in gains realized from the sale of two sponsored mutual fund investments. These realized gains were partially offset by larger foreign exchange transaction losses recognized in the second quarter of 2012 as the U.S. dollar strengthened against certain currencies in which a portion of our assets are denominated.

Provision for income taxes

The provision for income taxes as a percentage of pretax income for the second quarter of 2012 is 38.3% compared with 38.4% for the 2011 quarter. We currently estimate our effective tax rate for the full year 2012 will be about 38.4%. Our effective income tax rate reflects the relative contribution of pre-tax income generated by our subsidiaries located outside the United States that is subject to tax rates lower than our U.S. rates. Changes in the level of the relative contribution of pre-tax income or changes in tax rates in the jurisdictions our non-U.S. subsidiaries are located in may affect our effective income tax rate and overall net income in the future.

First half of 2012 versus first half of 2011.

Investment advisory revenues were up 4.4%, or $52.5 million, to nearly $1.3 billion in the first half of 2012, as average assets under our management increased $27.6 billion to $534.3 billion. The average annualized fee rate earned on our assets under management was 47.2 basis points in the first half of 2012, down slightly from the 47.3 basis points earned in the full-year 2011. We waived $16.6 million in money market advisory fees in the first six months of 2012, an increase of $1.3 million from the $15.3 million waived in the first half of 2011.

Net revenues increased $69.4 million, or 5.0%, to nearly $1.5 billion. Operating expenses were $821.3 million in the first six months of 2012, an increase of $63.3 million, or 8.4%. Overall, net operating income for the first half of 2012 increased $6.1 million to $644.2 million. Our operating margin in the first six months of 2012 is 44.0% compared to 45.7% in the 2011 period as we continue to invest in and expand our firm’s capabilities with a long-term perspective. Net income increased $5.0 million to $404.3 million for the first half of 2012. Our diluted earnings per share on our common stock increased 3.4% to $1.54 from $1.49 earned in the 2011 period.

Revenues

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the United States increased 5.1%, or $41.6 million, to $860.2 million, on higher average mutual fund assets. Average mutual fund assets in the first half of 2012 were $315.4 billion, an increase of 6.1% from the average for the comparable 2011 period. Mutual fund assets of $321.7 billion at June 30, 2012, increased $32.3 billion from $289.4 billion at the end of 2011. Net cash inflows were $11.6 billion during the first half of 2012, including $7.8 billion into the stock and blended asset funds and $4.7 billion into the bond funds. Our money market funds had net outflows of $.9 billion. These net cash flows include $3.5 billion originating in the target-date retirement funds. The mutual fund net inflow amounts are presented net of $3.7 billion that was transferred to the other investment portfolios. These transfers were primarily from our target-date retirement funds to our target-date retirement trusts. Higher market valuations and income in the first six months of 2012 increased our mutual fund assets under management by $20.7 billion.

Investment advisory revenues earned on the other investment portfolios were $392.8 million for the first half of 2012 compared to $381.9 million earned in the comparable 2011 period. Average assets in these portfolios were $218.9 billion during the first six months of 2012, up $9.5 million from the comparable 2011 period. Net inflows of $5.5 billion and market appreciation and income of $14.4 billion increased assets under management in these portfolios by $19.9 billion during the first half of 2012 to $220.0 billion at June 30, 2012. Net inflows during the first six months of 2012 include the $3.7 billion transferred from the mutual funds. Strong net inflows into our sub-advised funds from third-party financial intermediaries were partially offset by net outflows from institutional investors.

Administrative fee revenues increased $5.0 million to $165.6 million in the first half of 2012. The increase is attributable to our mutual fund servicing activities and defined contribution recordkeeping services for the mutual funds and their investors. As noted above, changes in administrative fee revenues are generally offset by similar changes in related operating expenses that are incurred to provide services to the funds and their investors.

Distribution and servicing fee revenues earned from 12b-1 plans of the Advisor, R, and variable annuity class shares of our sponsored portfolios were $45.9 million in the first half of 2012, an increase of $12.0 million from the comparable 2011 period. The increase includes $3.1 million recognized on greater average assets under management in these share classes, and $8.9 million earned primarily on R class shares in the first quarter of 2012 for which the comparable fees for the first quarter of 2011 were netted against related distribution and servicing costs. The 12b-1 fees earned are offset entirely by the costs paid to third-party intermediaries who source these assets. These costs are reported as distribution and servicing costs on the face of the condensed consolidated income statements.

Operating expenses

Compensation and related costs were $522.2 million in the first six months of 2012, an increase of $30.5 million, or 6.2%, compared to the 2011 period. The largest part of the increase is attributable to an $18.3 million increase in salaries and related benefits and a $6.8 million increase in our interim accrual for our annual variable compensation programs. Our average staff size has increased 2.5% from the first half of 2011. Higher non-cash stock based compensation expense, temporary staff expenses, and other employee costs account for the remainder of the increase in compensation and related costs in the 2012 period.

Occupancy and facility costs together with depreciation expense increased $9.4 million, or 10.3%, compared to the first six months of 2011. The change includes the added costs incurred to expand our facilities around the world as well as update our technology capabilities, including related maintenance programs, to meet increasing business demands.

Other operating expenses were $107.1 million in the first half of 2012, an increase of $11.8 million from the comparable 2011 period. The increase is primarily attributable to the reclassification of $10.2 million in certain third-party servicing costs that were previously reported as reductions of advisory and administrative fee revenues in the first half of 2012.

Non-operating investment income

Our non-operating investment income, which includes the recognition of investment gains and losses, was up $3.0 million from the first half of 2011, including $2.5 million in gains realized from the sale of two sponsored mutual fund investments and higher dividends earned on our sponsored mutual fund investments. These increases in investment income were partially offset by foreign exchange transaction losses recognized in the first half of 2012 compared with gains in the 2011 period.

CAPITAL RESOURCES AND LIQUIDITY.

Operating activities during the first half of 2012 provided cash flows of $494.5 million, a decrease of $116.0 million from the 2011 period, including $87.9 million related to the net purchase of securities held by consolidated sponsored mutual funds to which we provided seed capital during the first six months of 2012 and have a controlling interest. Timing differences in the cash settlement of our assets and liabilities decreased our operating cash flows by $41.2 million compared to the first six months of 2011. These operating cash flow decreases are offset by increases in net income and non-cash expenses for depreciation, amortization, and stock-based compensation. Our interim operating cash flows do not include variable compensation that is accrued throughout the year before being substantially paid out in December.

Net cash used in investing activities totaled $174.7 million in the first half of 2012, an increase of $108.3 million from the comparable 2011 period. We made $132.1 million more net investments in our sponsored mutual funds and increased our capital spending by $3.6 million in the first half of 2012 compared with the 2011 period. These increases were offset by greater net cash proceeds of $31.7 million from the debt securities held by our savings bank subsidiary in the first six months of 2012.

Net cash used in financing activities was $245.4 million in the first half of 2012, a decrease of $89.1 million from the comparable 2011 period. During the first half of 2011, we expended $106.1 million more in stock repurchases, including the purchase of 1.8 million more shares, then in the first six months of 2012. This reduction in cash used was partially offset by the change in customer deposits at our savings bank subsidiary during the first half of 2012 compared to the 2011 period as well as a $12.4 million increase in dividends paid. The increase in dividends paid in the first six months of 2012 is primarily due to the $.03 increase in our quarterly per-share dividend.

Our cash and mutual fund investments at June 30, 2012 were $1.9 billion, and we have no debt. We anticipate property and equipment expenditures for the full year 2012 to be about $100 million and expect to fund them from our cash balances. We generally repurchase shares of our common stock over time to offset the dilution created by our equity-based compensation plans. Given the availability of our financial resources, we do not maintain an available external source of liquidity.

NEW ACCOUNTING STANDARDS.

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our consolidated statements, including that which we have not yet adopted. We do not believe that any such guidance will have a material effect on our financial position or results of operation.

FORWARD-LOOKING INFORMATION.

From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this report, may contain certain forward-looking information, including information or anticipated information relating to: our revenues, net income and earnings per share on common stock; changes in the amount and composition of our assets under management; our expense levels; our estimated effective income tax rate; and our expectations regarding financial markets, future transactions, investments, capital expenditures, and other market conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A, Risk Factors, of our Form 10-K Annual Report for 2011. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

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

Our future results are also dependent upon the level of our expenses, which are subject to fluctuation for the following or other reasons: changes in the level of our advertising expenses in response to market conditions, including our efforts to expand our investment advisory business to investors outside the United States and to further penetrate our distribution channels within the United States; variations in the level of total compensation expense due to, among other things, bonuses, stock option grants, other incentive awards, changes in our employee count and mix, and competitive factors; any goodwill or investment impairment that may arise; fluctuation in foreign currency exchange rates applicable to our investment in and the costs of our international operations; changes in our effective tax rate; expenses and capital costs, such as technology assets, depreciation, amortization, and research and development, incurred to maintain and enhance our administrative and operating services infrastructure; unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and disruptions of services, including those provided by third parties, such as facilities, communications, power, and the mutual fund transfer agent and accounting systems.

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

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of June 30, 2012, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the second quarter of 2012, and has concluded that there was no change during the second quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

With exception to the update provided below related to our legal and regulatory risk factors, there have been no material changes in the information provided in Item 1A of our Form 10-K Annual Report for 2011.

Our regulatory environment is frequently altered by new regulations and by revisions to, and evolving interpretations of, existing regulations. Future changes could require us to modify or curtail our investment offerings and business operations. For example, the Volcker Rule as currently proposed has led us to begin evaluating whether it remains prudent to maintain our savings bank subsidiary in light of the potential restrictions the rule could place on our other business activities. Although our savings bank operation is not material to the operating results of the company, the final application of the rule is not yet settled and uncertainty related to definitions of covered funds and affiliates could negatively impact our ability to launch and seed new funds if we continue to maintain a savings bank affiliate. Additionally, there is the risk that liquidity in capital markets may be impacted, and it may be more difficult to execute certain transactions on behalf of our clients.

Potential impact of other current or proposed legal or regulatory requirements include, without limitation, the following:

The Federal Reserve Board has recently adopted final regulations related to non-Bank Systemically Important Financial Institutions (“SIFIs”). It has been suggested by some that large mutual funds, particularly money market funds, should be designated as SIFIs. We do not believe that mutual funds should be deemed SIFIs. Further, we do not believe SIFI designation was intended for traditional asset management businesses. If, however, any T. Rowe Price fund or T. Rowe Price affiliate is deemed a SIFI, increased regulatory oversight would apply, which may include enhanced capital, liquidity, leverage, stress testing, resolution planning, and risk management requirements.

There has been increased speculation that additional money market fund reform will be proposed. Proposed reforms could require funds to adopt floating NAVs or various capital buffers or redemption restrictions. Adoption of any such reforms could have a negative impact on the attractiveness of such funds to investors, or the willingness of the firm to sponsor such products.

The Commodity Futures Trading Commission (“CFTC”) has adopted certain amendments to its rules that would limit the ability of mutual funds and certain other products we sponsor to use commodities, futures, swaps and other derivatives without additional registration. Although we do not anticipate the need to register at this time, if our use of these products on behalf of client accounts increases so as to require registration, we would be subject to additional regulatory requirements and costs associated with registration.

The SEC has proposed new municipal adviser registration rules as a result of Dodd-Frank. It is uncertain at this point what the full impact of these new rules will be on our business, but it is expected, if adopted as proposed, that certain affiliates would be subject to additional regulatory requirements and incur costs to ensure compliance with these requirements.

The U.K. Financial Services Bill will fundamentally transform financial services regulation in the U.K. Although the new regulatory architecture will likely have an impact on the manner in which our U.K. subsidiary is supervised, we do not believe there will be substantive changes to the conduct of business rules to which we are subject. However, the operations of our U.K. subsidiary could be impacted to the extent the nature of our supervision or the substance of such rules change.

There has been increased global regulatory focus on the manner in which intermediaries are paid for distribution of mutual funds. Changes to long-standing market practices related to fees or enhanced disclosure requirements may negatively impact sales of mutual funds by intermediaries, especially if such requirements are not applied to other investment products.

Global regulations on OTC derivatives are evolving, including proposed rules under Dodd-Frank and European Market Infrastructure Regulation (“EMIR”) relating to central clearing counterparties, trade reporting and repositories. There is uncertainty related to the requirements under these new regulations and the exact manner in which they will impact current trading strategies for our clients.

We are subject to various laws and regulations in the jurisdictions where we operate outside the U.S., including pan-European Directives, such as the Alternative Investment Fund Management Directive (“AIFMD”). The AIFMD has not yet been implemented and interpretations of certain provisions are not yet final. Depending on such interpretations, the AIFMD may impact remuneration policies, capital requirements, and the manner in which affiliated entities provide services to funds covered by the Directive.

We cannot predict the nature of future changes to the legal and regulatory requirements applicable to our business, nor the extent of the impacts that will result from current or future proposals. However, any such changes are likely to increase the costs of compliance and the complexity of our operations. They may also result in changes to our product or service offerings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchase activity during the second quarter of 2012 follows.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April	359,185	$64.86	91,870	13,623,811
May	1,625,095	$59.16	1,610,344	12,013,467
June	606,867	$57.19	500,000	11,513,467

Total	2,591,147	$59.49	2,202,214

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorizations, and outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options. The number of shares purchased during the quarter related to swap exercises were 388,933. The maximum number of shares that may yet be purchased are available under the Board of Directors’ September 8, 2010 publicly announced authorization.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On July 25, 2012, we issued a press release reporting our results of operations for the second quarter and first six months of 2012. A copy of that press release is furnished herewith as Exhibit 99. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

Item 6.	Exhibits.

The following exhibits required by Item 601 of Regulation S-K are furnished herewith.

3(i).1	Charter of T. Rowe Price Group, Inc., as Amended by Articles of Amendment dated April 10, 2008. (Incorporated by reference from Form 10-Q Report for the quarterly period ended June 30, 2008 filed on April 10, 2008; File No. 033-07012-99).

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of February 12, 2009. (Incorporated by reference from Form 8-K Current Report file on February 17, 2009; File No. 033-07012-99).

10.03	Transfer Agency and Service Agreement as of January 1, 2012, between T. Rowe Price Services, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 26, 2012; File No. 033-38791).

10.04	Agreement as of January 1, 2012, between T. Rowe Price Retirement Plan Services, Inc. and certain of the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 26, 2012; File No. 033-38791).

10.18.1	2012 Long-term Incentive Plan. (Incorporated by reference from Form S-8 Registration Statement filed on April 24, 2012; File No. 333-180904).

10.18.2	Forms of agreement for restricted stock awards issued under the 2012 Long-term Incentive Plan.

10.18.3	Forms of agreement for restricted stock units issued under the 2012 Long-term Incentive Plan.

10.18.4	Forms of agreement of stock options issued under the 2012 Long-term Incentive Plan.

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99	Press release issued July 25, 2012, reporting our results of operations for the second quarter and first six months of 2012.

101	The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s unaudited condensed consolidated interim financial statements and notes that are included in this Form 10-Q Report.

101.INS	XBRL Instance Document (File name: trow-20120630.xml).

101.SCH	XBRL Taxonomy Extension Schema Document (File name:
trow-20120630.xsd).

101.CAL	XBRL Taxonomy Calculation Linkbase Document (File name:
trow-20120630_cal.xml).

101.LAB	XBRL Taxonomy Label Linkbase Document (File name:
trow-20120630_lab.xml).

101.PRE	XBRL Taxonomy Presentation Linkbase Document (File name:
trow-20120630_pre.xml).

101.DEF	XBRL Taxonomy Definition Linkbase Document (File name:
trow-20120630_def.xml).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 25, 2012.

T. Rowe Price Group, Inc.

by:	/s/ Kenneth V. Moreland
Vice President, Chief Financial Officer and Treasurer