Form 10-Q
period 2012-09-30
PRICE T ROWE GROUP INC
filed 2012-10-24
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
Commission File Number: 000-32191
______________________________________
T. ROWE PRICE GROUP, INC.
(Exact name of registrant as specified in its charter)
______________________________________

Maryland	52-2264646
(State of incorporation)	(I.R.S. Employer Identification No.)
100 East Pratt Street, Baltimore, Maryland 21202
(Address, including Zip Code, of principal executive offices)
(410) 345-2000
(Registrant's telephone number, including area code)
______________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, October 22, 2012, is 254,865,088.
The exhibit index is at Item 6 on page 23.

1

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2011	9/30/2012
ASSETS
Cash and cash equivalents	$897.9	$1,235.0
Accounts receivable and accrued revenue	304.5	332.2
Investments in sponsored mutual funds	764.5	1,024.2
Debt securities held by savings bank subsidiary	198.4	158.0
Other investments	206.3	290.4
Property and equipment	567.4	561.0
Goodwill	665.7	665.7
Other assets	165.6	139.1
Total assets	$3,770.3	$4,405.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$82.9	$90.7
Accrued compensation and related costs	63.2	274.4
Income taxes payable	30.0	20.9
Customer deposits at savings bank subsidiary	173.5	160.7
Total liabilities	349.6	546.7

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, undesignated, $.20 par value – authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value - authorized 750,000,000; issued 253,272,000 shares in 2011 and 254,828,000 in 2012	50.7	50.9
Additional capital in excess of par value	502.0	544.0
Retained earnings	2,765.2	3,143.6
Accumulated other comprehensive income	102.8	120.4
Total stockholders’ equity	3,420.7	3,858.9
Total liabilities and stockholders’ equity	$3,770.3	$4,405.6

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended		Nine months ended
	9/30/2011	9/30/2012	9/30/2011	9/30/2012
Revenues
Investment advisory fees	$578.0	$661.4	$1,778.5	$1,914.4
Administrative fees	80.3	83.4	240.9	249.0
Distribution and servicing fees	20.5	24.4	54.4	70.3
Net revenue of savings bank subsidiary	.6	.5	1.7	1.5
Net revenues	679.4	769.7	2,075.5	2,235.2

Operating expenses
Compensation and related costs	251.6	263.8	743.3	786.0
Advertising and promotion	19.0	17.5	65.0	63.1
Distribution and servicing costs	20.5	24.4	54.4	70.3
Depreciation and amortization of property and equipment	18.5	20.6	53.0	59.6
Occupancy and facility costs	29.2	31.0	85.8	92.5
Other operating expenses	45.4	53.5	140.7	160.6
Total operating expenses	384.2	410.8	1,142.2	1,232.1

Net operating income	295.2	358.9	933.3	1,003.1

Non-operating investment income	1.3	41.4	10.8	53.9

Income before income taxes	296.5	400.3	944.1	1,057.0
Provision for income taxes	111.0	153.0	359.3	405.4
Net income	$185.5	$247.3	$584.8	$651.6

Earnings per share on common stock
Basic	$.73	$.97	$2.27	$2.56
Diluted	$.71	$.94	$2.20	$2.48

Dividends declared per share	$.31	$.34	$.93	$1.02

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three months ended		Nine months ended
	9/30/2011	9/30/2012	9/30/2011	9/30/2012
Net income	$185.5	$247.3	$584.8	$651.6
Other comprehensive income (loss)
Net unrealized holding gains (losses) on:
Investments in sponsored mutual funds
Net unrealized holding gains (losses)	(100.0)	40.3	(71.5)	81.1
Reclassification adjustment on net losses (gains) realized on dispositions in non-operating investment income	—	(31.2)	—	(33.7)
Investments in sponsored mutual funds	(100.0)	9.1	(71.5)	47.4
Debt securities held by savings bank subsidiary	.3	.4	.4	.8
Proportionate share of net unrealized holding gains (losses) on securities held by UTI Asset Management Company Limited	—	.1	—	.2
Total net unrealized holding gains (losses) recognized in other comprehensive income	(99.7)	9.6	(71.1)	48.4
Currency translation adjustment	(1.0)	(11.8)	(.6)	(17.1)
Total other comprehensive income (loss) before income taxes	(100.7)	(2.2)	(71.7)	31.3
Deferred tax benefits (income taxes)	38.9	.4	27.7	(13.7)
Total other comprehensive income (loss)	(61.8)	(1.8)	(44.0)	17.6
Total comprehensive income	$123.7	$245.5	$540.8	$669.2

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine months ended
	9/30/2011	9/30/2012
Cash flows from operating activities
Net income	$584.8	$651.6
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	53.0	59.6
Stock-based compensation expense	73.8	77.3
Intangible asset amortization	.3	.3
Changes in securities held by consolidated sponsored mutual funds	—	(91.1)
Other changes in assets and liabilities	228.6	163.3
Net cash provided by operating activities	940.5	861.0

Cash flows from investing activities
Investments in sponsored mutual funds	(62.2)	(342.2)
Dispositions of sponsored mutual funds	—	165.6
Investments in debt securities held by savings bank subsidiary	(52.5)	(31.1)
Proceeds from debt securities held by savings bank subsidiary	38.2	70.2
Additions to property and equipment	(49.5)	(55.7)
Other investing activity	(5.9)	(9.0)
Net cash used in investing activities	(131.9)	(202.2)

Cash flows from financing activities
Repurchases of common stock	(461.6)	(135.2)
Common share issuances under stock-based compensation plans	41.1	52.3
Excess tax benefits from stock-based compensation plans	26.9	33.7
Dividends	(239.3)	(259.7)
Change in savings bank subsidiary deposits	12.6	(12.8)
Net cash used in financing activities	(620.3)	(321.7)

Cash and cash equivalents
Net change during period	188.3	337.1
At beginning of year	813.1	897.9
At end of period	$1,001.4	$1,235.0

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
Balances at December 31, 2011	253,272	$50.7	$502.0	$2,765.2	$102.8	$3,420.7
Net income				651.6		651.6
Other comprehensive income, net of tax					17.6	17.6
Dividends				(259.8)		(259.8)
Common stock-based compensation plans activity
Shares issued upon option exercises	3,093.6		51.7			52.3
Restricted shares issued, net of shares withheld for taxes	781.1		(.3)			(.2)
Shares issued upon vesting of restricted stock units	5.0		(.1)			(.1)
Forfeiture of restricted awards	(21)	.0	.0			—
Net tax benefits			34.7			34.7
Stock-based compensation expense			77.3			77.3
Common shares repurchased	(2,302)	(.5)	(121.3)	(13.4)		(135.2)
Balances at September 30, 2012	254,828	$50.9	$544.0	$3,143.6	$120.4	$3,858.9

The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	– THE COMPANY AND BASIS OF PREPARATION.

T. Rowe Price Group derives its consolidated revenues and net income primarily from investment advisory services that its subsidiaries provide to individual and institutional investors in the sponsored T. Rowe Price mutual funds and other investment portfolios, including separately managed accounts, sub-advised funds, and other sponsored investment portfolios. We also provide our investment advisory clients with related administrative services, including mutual fund transfer agent, accounting and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; brokerage; and trust services.

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

On January 1, 2012, we adopted new financial reporting guidance related to the presentation of comprehensive income in our consolidated financial statements. The new guidance requires net income and other comprehensive income to be presented either in a single-continuous statement or in two separate, but consecutive, statements of income and comprehensive income. We elected to present comprehensive income in a separate statement following our unaudited condensed consolidated statements of income. Additional disclosures required by this new guidance are included in Note 9. We also adopted new financial reporting guidance that clarified how to measure financial instruments at fair value and expanded the required fair value measurement disclosures. The adoption of the new measurement guidance did not have an impact on our condensed consolidated financial statements. However, we now disclose in Note 6 the level of the fair value hierarchy in which the inputs used in determining the disclosed fair value of customer deposits at our savings bank subsidiary can be categorized.

NOTE 2	– INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Accounts receivable from our sponsored mutual funds for advisory fees and advisory-related administrative services aggregate $155.9 million at December 31, 2011, and $177.3 million at September 30, 2012.

Revenues (in millions) from advisory services provided under agreements with our sponsored mutual funds and other investment clients include:

	Three months ended		Nine months ended
	9/30/2011	9/30/2012	9/30/2011	9/30/2012
Sponsored mutual funds in the U.S.
Stock and blended asset	$321.5	$368.1	$989.7	$1,059.6
Bond and money market	76.3	90.0	226.7	258.7
	397.8	458.1	1,216.4	1,318.3
Other portfolios
Stock and blended asset	145.7	160.2	461.3	472.1
Bond, money market, and stable value	34.5	43.1	100.8	124.0
	180.2	203.3	562.1	596.1
Total	$578.0	$661.4	$1,778.5	$1,914.4

The following table summarizes the various investment portfolios and assets under management (in billions) on which we earn advisory fees.

	Average during		Average during
	the third quarter of		the first nine months of
	2011	2012	2011	2012
Sponsored mutual funds in the U.S.
Stock and blended asset	$212.4	$246.4	$220.4	$237.8
Bond and money market	75.9	86.1	73.9	83.3
	288.3	332.5	294.3	321.1
Other portfolios
Stock and blended asset	145.0	159.2	152.5	156.9
Bond, money market, and stable value	57.2	66.1	54.5	64.2
	202.2	225.3	207.0	221.1
Total	$490.5	$557.8	$501.3	$542.2

	As of
	12/31/2011	9/30/2012
Sponsored mutual funds in the U.S.
Stock and blended asset	$211.7	$254.7
Bond and money market	77.7	88.2
	289.4	342.9
Other portfolios
Stock and blended asset	140.7	164.4
Bond, money market, and stable value	59.4	67.1
	200.1	231.5
Total	$489.5	$574.4

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for nearly 10% of our assets under management at September 30, 2012.

Fees for advisory-related administrative services provided to our sponsored mutual funds in the U.S. during the first nine months of the year were $186.2 million in 2011 and $193.6 million in 2012. Fees for these services during the third quarter were $61.9 million in 2011 and $64.8 million in 2012. Distribution and other servicing fees earned from certain classes of our sponsored mutual funds in the U.S. during the first nine months of the year were $54.4 million in 2011 and $70.3 million in 2012. Such fees during the third quarter were $20.5 million in 2011 and $24.4 million in 2012.

NOTE 3	– INVESTMENTS IN SPONSORED MUTUAL FUNDS.

These investments (in millions) include:

	Aggregate cost	Unrealized holding		Aggregate fair value
		gains	losses
December 31, 2011
Stock and blended asset funds	$281.7	$137.0	$(.8)	$417.9
Bond funds	310.6	38.5	(2.5)	346.6
Total	$592.3	$175.5	$(3.3)	$764.5

September 30, 2012
Stock and blended asset funds	$334.9	$172.4	$.0	$507.3
Bond funds	469.7	48.0	(.8)	516.9
Total	$804.6	$220.4	$(.8)	$1,024.2

The unrealized holding losses at September 30, 2012, are attributable to three fund holdings with an aggregate fair value of $92.3 million and are considered temporary.

NOTE 4	– DEBT SECURITIES HELD BY SAVINGS BANK SUBSIDIARY.

Our savings bank subsidiary holds investments in marketable debt securities, including mortgage- and other asset-backed securities, which are accounted for as available-for-sale. The following table (in millions) details the components of these investments.

	12/31/2011		9/30/2012
	Fair value	Unrealized holding gains (losses)	Fair value	Unrealized holding gains (losses)
Investments with temporary impairment (14 securities in 2012) of
Less than 12 months	$22.8	$(.2)	$4.2	$.0
12 months or more	6.3	(.2)	1.1	.0
Total	29.1	(.4)	5.3	.0
Investments with unrealized holding gains	169.3	3.5	152.7	3.9
Total	$198.4	$3.1	$158.0	$3.9
Aggregate cost	$195.3		$154.1

The unrealized losses in these investments were generally caused by changes in interest rates and market liquidity, and not by changes in credit quality. We intend to hold these securities to their maturities, which generally correlate to the maturities of our customer deposits, and believe it is more-likely-than-not that we will not be required to sell any of these securities before recovery of their amortized cost. Accordingly, impairment of these investments is considered temporary.

NOTE 5	– OTHER INVESTMENTS.

These investments (in millions) include:

	12/31/2011	9/30/2012
Cost method investments
10% interest in Daiwa SB Investments Ltd. (Japan)	$13.6	$12.7
Other investments	39.9	47.0
Equity method investments
26% interest in UTI Asset Management Company Limited (India)	144.8	131.4
Other investments	2.6	4.7
Investments held as trading
Sponsored mutual fund investments	4.4	2.5
Securities held by consolidated sponsored mutual funds	—	91.1
U.S. Treasury note	1.0	1.0
Total	$206.3	$290.4

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

	Level 1	Level 2
December 31, 2011
Cash equivalents	$823.2
Investments in sponsored mutual funds	764.5
Investments held as trading	4.4
Debt securities held by savings bank subsidiary	—	$198.4
Total	$1,592.1	$198.4

September 30, 2012
Cash equivalents	$1,046.6
Investments in sponsored mutual funds	1,024.2
Investments held as trading	18.7	$74.9
Debt securities held by savings bank subsidiary	—	158.0
Total	$2,089.5	$232.9

Customer deposits at our savings bank subsidiary are not measured at fair value in our consolidated balance sheet. The estimated fair value of these deposits, based on discounting expected cash outflows at maturity dates that range up to five years, using current interest rates offered for deposits with the same dates of maturity, was $176.9 million at December 31, 2011, and $163.5 million at September 30, 2012. The fair value was determined using Level 2 inputs.

NOTE 7	– STOCK-BASED COMPENSATION.

STOCK OPTIONS.

The following table summarizes the status of and changes in our stock option grants during the first nine months of 2012.

	Options	Weighted- average exercise price
Outstanding at beginning of year	39,239,722	$45.27
Semiannual grants	3,483,825	$62.38
Reload grants	114,622	$62.58
New hire grants	15,804	$57.66
Non-employee director grants	8,000	$63.23
Exercised	(4,698,931)	$32.82
Forfeited	(673,890)	$51.77
Expired	(62,211)	$63.17
Outstanding at end of period	37,426,941	$48.35
Exercisable at end of period	20,110,214	$44.10

STOCK AWARDS.

The following table summarizes the status of and changes in our nonvested restricted shares and restricted stock units during the first nine months of 2012.

	Restricted shares	Restricted stock units	Weighted-average fair value
Nonvested at beginning of year	637,393	351,017	$51.83
Granted to employees and directors	784,090	384,075	$62.37
Vested	(15,949)	(11,595)	$56.33
Forfeited	(21,229)	(7,900)	$54.24
Nonvested at end of period	1,384,305	715,597	$57.60

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense (in millions) to be recognized over the remaining vesting periods of the stock-based awards outstanding at September 30, 2012. Estimated future compensation expense will change to reflect future option grants, including reloads; future awards of unrestricted shares, restricted shares, and restricted stock units; changes in estimated forfeitures; and adjustments for actual forfeitures.

Fourth quarter 2012	$26.4
2013	85.4
2014 through 2017	87.3
Total	$199.1

NOTE 8	– EARNINGS PER SHARE CALCULATIONS.

The following table presents the reconciliation (in millions) of our net income to net income allocated to our common stockholders and the weighted average shares (in millions) that are used in calculating the basic and diluted earnings per share on our common stock. Weighted average common shares outstanding assuming dilution reflects the potential additional dilution, determined using the treasury stock method that could occur if outstanding stock options were exercised.

	Three months ended		Nine months ended
	9/30/2011	9/30/2012	9/30/2011	9/30/2012
Net income	$185.5	$247.3	$584.8	$651.6
Less: net income allocated to outstanding restricted stock and stock unit holders	(.9)	(1.6)	(2.6)	(3.8)
Net income allocated to common stockholders	$184.6	$245.7	$582.2	$647.8

Weighted average common shares
Outstanding	253.7	253.0	256.7	253.2
Outstanding assuming dilution	260.0	260.3	265.0	260.7

The following table shows the weighted average outstanding stock options (in millions) and their average exercise price that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive.

	Three months ended		Nine months ended
	9/30/2011	9/30/2012	9/30/2011	9/30/2012
Weighted average outstanding stock options excluded	11.1	5.3	5.5	5.1
Average exercise price	$58.64	$66.33	$61.58	$65.85

NOTE 9	– OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME.
The following table presents the deferred tax benefit (income tax) impact of the components (in millions) of other comprehensive income.

	Three months ended		Nine months ended
	9/30/2011	9/30/2012	9/30/2011	9/30/2012
Deferred tax benefit (income taxes) on
Net unrealized holding gains or losses	$38.6	$(15.8)	$27.5	$(32.8)
Reclassification adjustment on net gains or losses realized on dispositions in non-operating investment income	—	12.1	—	13.1
Deferred tax benefits (income taxes) on net unrealized holding gains or losses recognized in other comprehensive income	38.6	(3.7)	27.5	(19.7)
Deferred tax benefit (expense) on currency translation adjustment	.3	4.1	.2	6.0
Total deferred tax benefits (income taxes)	$38.9	$.4	$27.7	$(13.7)
The changes in accumulated other comprehensive income (in millions), by component, for the first nine months of 2012, are presented below.

	12/31/2011	Other comprehensive income, net of tax	9/30/2012
Net unrealized holding gains on
Investments in sponsored mutual funds	$172.2	$47.4	$219.6
Debt securities held by savings bank subsidiary	3.1	.8	3.9
Proportionate share of investments held by UTI	.4	.2	.6
	175.7	48.4	224.1
Deferred income taxes	(67.3)	(19.7)	(87.0)
Net unrealized holding gains, net of taxes	108.4	28.7	137.1
Currency translation adjustment, net of taxes	(5.6)	(11.1)	(16.7)
Accumulated other comprehensive income	$102.8	$17.6	$120.4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:

We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries (“the Company”) as of September 30, 2012, the related condensed consolidated statements of income and comprehensive income for the three- and nine-month periods ended September 30, 2012 and 2011, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2012 and 2011, and the related condensed consolidated statement of stockholders’ equity for the nine-month period ended September 30, 2012. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
October 24, 2012

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our sponsored mutual funds and other investment portfolios. The other investment portfolios include separately managed accounts, subadvised funds, and other sponsored investment portfolios including common trust funds and mutual funds offered to investors outside the U.S. and through variable annuity life insurance plans. Investment advisory clients domiciled outside the U.S. account for nearly 10% of our assets under management at September 30, 2012.

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

BACKGROUND.

Most of the equity markets around the globe continued their upward momentum from the end of June posting strong returns for the third quarter of 2012. Against the backdrop of weakening global economic activity, equities were lifted by strong but slowing corporate earnings growth, and pledges by central banks to implement economic stimulus measures. In September, the European Central Bank unveiled a plan to purchase short-term debt of troubled countries that seek formal financial assistance and agree to implement reform. Also, the Federal Reserve announced an open-ended policy of buying agency mortgage-backed securities every month until the labor market outlook improved substantially, and confirmed that it would likely keep the federal funds rate at exceptionally low levels at least through mid-2015.

Results of several major equity market indexes for the three- and nine-month periods ended September 30, 2012 are as follows:

	Three months ended	Nine months ended
Index	9/30/2012	9/30/2012
S&P 500 Index	6.4%	16.4%
NASDAQ Composite Index (1)	6.2%	19.6%
Russell 2000 Index	5.3%	14.2%
MSCI EAFE (Europe, Australasia, and Far East) Index	7.0%	10.6%
MSCI Emerging Markets Index	7.9%	12.3%
 (1) returns exclude dividends

U.S. Bonds produced positive returns in the third quarter of 2012, as Treasury bond yields remained near historic lows. The yield on the benchmark 10-year U.S. Treasury at September 30, 2012, was 1.7%, flat to June 30, 2012, and 24 basis points lower than the rate at the end of 2011. High yielding securities strongly outperformed the investment-grade bond market as bond investors sought riskier assets. Interest rate cuts in some prominent emerging markets, including Brazil and China, helped U.S. dollar-denominated emerging markets bonds generate very strong returns.

Returns for several major bond market indexes for the three- and nine-month periods ended September 30, 2012 are as follows:

	Three months ended	Nine months ended
Index	9/30/2012	9/30/2012
Barclays U.S. Aggregate Index	1.6%	4.0%
Credit Suisse High Yield Index	4.3%	11.2%
Barclays Municipal Bond Index	2.3%	6.1%
Barclays Global Aggregate Ex-U.S. Dollar Bond Index	4.4%	5.2%
JPMorgan Emerging Markets Bond Plus	6.9%	14.3%

ASSETS UNDER MANAGEMENT.

Our assets under management (in billions) have changed during 2012 as follows:

	Quarter ended 3/31/2012	Quarter ended 6/30/2012	Quarter ended 9/30/2012	First nine months ended 9/30/2012
Assets under management at beginning of period	$489.5	$554.8	$541.7	$489.5
Net cash flows
Sponsored mutual funds in the U.S.	5.3	6.3	4.5	16.1
Other portfolios	7.1	(1.6)	(.2)	5.3
	12.4	4.7	4.3	21.4
Market valuation changes and income	52.9	(17.8)	28.4	63.5
Change during the period	65.3	(13.1)	32.7	84.9
Assets under management at end of period	$554.8	$541.7	$574.4	$574.4

Assets under management at September 30, 2012, include $419.1 billion in stock and blended asset investment portfolios and $155.3 billion in fixed income investment portfolios. The investment portfolios that we manage consist of $342.9 billion in the T. Rowe Price mutual funds distributed in the U.S. and $231.5 billion in other investment portfolios.

We incur significant expenditures to attract new investment advisory clients and additional investments from our existing clients. These efforts involve costs that generally precede any future revenues that we might recognize from additions to our assets under management.

RESULTS OF OPERATIONS.

Third quarter of 2012 versus third quarter of 2011.

Investment advisory revenues were up 14.4%, or $83.4 million, to $661.4 million in the third quarter of 2012, as average assets under our management increased $67.3 billion to $557.8 billion. The average annualized fee rate earned on our assets under management was 47.2 basis points during the third quarter of 2012, which is unchanged from the annualized fee rate earned during the first half of 2012. We waived $8.9 million in money market advisory fees in the third quarter of 2012, a decrease of $1.8 million from the comparable 2011 quarter, in order to maintain a positive yield for fund investors. These fee waivers represent about 1% of our total investment advisory revenues earned during the third quarter of 2012. We have waived fees from each of our money market mutual funds and trusts, which have combined net assets of $15.0 billion at September 30, 2012. We expect that these fee waivers will continue in the fourth quarter of 2012 and into 2013.

Net revenues increased $90.3 million, or 13.3%, to $769.7 million in the third quarter of 2012. Operating expenses were $410.8 million in the third quarter of 2012, an increase of $26.6 million or 6.9%. Overall, net operating income for the third quarter of 2012 increased $63.7 million to $358.9 million. The increase in our average assets under management and corresponding investment advisory revenues from higher market valuations lifted our operating margin in the third quarter of 2012 to 46.6% compared to 43.5% in the 2011 period. Net income increased $61.8 million to $247.3 million compared with $185.5 million in the third quarter of 2011. Our diluted earnings per share on our common stock increased 32.4% to $.94 from the $.71 earned in the third quarter of 2011. The 2012 results include realized gains of $31.2 million, or $.07 per share after income taxes, from the sale of certain of the firm's investments in sponsored mutual funds to seed other sponsored portfolios in support of the firm's distribution efforts outside the U.S.

Revenues

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the U.S. were $458.1 million, an increase of $60.3 million, or 15.2%, on higher average assets under management. Average mutual fund assets under management in the third quarter of 2012 were $332.5 billion, an increase of 15.3% from the average in the third quarter of 2011. Mutual fund assets at September 30, 2012 were $342.9 billion, an increase of $21.2 billion from June 30, 2012. Net cash inflows into the mutual funds during the third quarter of 2012 were $4.5 billion, including $2.2 billion into the stock and blended asset funds, $2.1 billion into the bond funds, and $.2 billion into the money market funds. These net cash inflows include $2.1 billion originating in the target-date retirement funds, which in turn invest in a broadly diversified portfolio of other Price funds, and automatically rebalance to maintain their specific asset allocation weightings. Market appreciation and income increased mutual fund assets under management by $16.7 billion during the third quarter of 2012.

Investment advisory revenues earned in the third quarter of 2012 on the other investment portfolios increased $23.1 million compared to the 2011 quarter to $203.3 million, as average assets under management increased $23.1 billion, or 11.4%, to $225.3 billion. Assets under management in these portfolios at September 30, 2012 were $231.5 billion, an increase of $11.5 billion from June 30, 2012. Market appreciation and income of $11.7 billion during the third quarter of 2012 was slightly offset by $.2 billion in net cash outflows. While net cash flows from our institutional channel over the long-term have been strong, they are typically more variable over shorter periods, meaning some individual quarters can be much stronger or weaker than others.

Administrative fee revenues increased $3.1 million to $83.4 million in the third quarter of 2012. The increase is primarily attributable to our mutual fund servicing activities and defined contribution recordkeeping services for the mutual funds and their investors. Changes in administrative fee revenues are generally offset by similar changes in related operating expenses that are incurred to provide services to the funds and their investors.

Distribution and servicing fee revenues earned from 12b-1 plans of the Advisor, R, and variable annuity class shares of our sponsored portfolios increased $3.9 million from the third quarter of 2011 on greater average assets under management in these share classes. The 12b-1 fees earned are offset entirely by the costs paid to third-party intermediaries who source these assets. These costs are reported as distribution and servicing costs on the face of the condensed consolidated income statements.

Operating expenses

Compensation and related costs were $263.8 million in the third quarter of 2012, an increase of $12.2 million, or 4.8%, compared to the third quarter of 2011. The largest part of the increase is attributable to $7.4 million in higher salaries and related benefits, which results from a modest increase in salaries at the beginning of 2012 combined with a 1.4% increase in our average staff size from the third quarter of 2011. The remainder of the change from the third quarter of 2011 is attributable to a modest increase in the interim accrual for our annual variable compensation programs, increased use of temporary personnel, and other employee-related costs. At September 30, 2012, we employed 5,295 associates.

Advertising and promotion expenditures were $17.5 million in the third quarter of 2012 compared to $19.0 million in the 2011 quarter. We currently expect that our advertising and promotion expenditures for the full year 2012 will be similar to 2011 levels. We vary our level of spending based on market conditions and investor demand as well as our efforts to expand our investor base in the U.S. and abroad.

Occupancy and facility costs together with depreciation and amortization expense were $51.6 million in the third quarter of 2012, up $3.9 million compared to the third quarter of 2011. The change includes the added costs incurred to expand our facilities around the world as well as update our technology capabilities, including related maintenance programs, to meet increasing business demands.

Other operating expenses were $53.5 million in the third quarter of 2012, an increase of $8.1 million from the comparable 2011 period. The increase is primarily attributable to $5.4 million in certain third-party servicing costs incurred in the third quarter of 2012 in which the comparable 2011 period costs were reported as reductions of advisory and administrative fee revenues. The remainder of the change from the third quarter of 2011 is attributable to increases in other operating costs to meet increasing business demands.

Non-operating investment income

Our non-operating investment income, which includes the recognition of investment gains and losses, was up $40.1 million from the third quarter of 2011, including $31.2 million in gains realized from the sale of certain of the firm's investments in sponsored mutual funds to seed other sponsored portfolios in support of the firm's distribution efforts outside the U.S. We also recognized gains from our other investments of $4.0 million in 2012 quarter compared with losses of $1.2 million in the comparable 2011 quarter.

Provision for income taxes

The provision for income taxes as a percentage of pretax income for the third quarter of 2012 is 38.2%, slightly lower than the 38.4% effective tax rate for the first nine months of 2012. We currently estimate our effective tax rate for the full year 2012 will be 38.4%. Our effective income tax rate reflects the relative contribution of pre-tax income generated by our non-U.S. subsidiaries that are subject to tax rates lower than our U.S. rates. Changes in the relative contribution of pre-tax income from U.S. and non-U.S. sources or changes in tax rates in relevant non-U.S. jurisdictions may affect our effective income tax rate and overall net income in the future.

First nine months of 2012 versus first nine months of 2011.

Investment advisory revenues were up 7.6%, or $135.9 million, to about $1.9 billion in the first nine months of 2012, as average assets under our management increased $40.9 billion to $542.2 billion. The average annualized fee rate earned on our assets under management was 47.2 basis points in the first nine months of 2012, down slightly from the 47.3 basis points earned in the full-year 2011. We waived $25.5 million in money market advisory fees in the first nine months of 2012, a decrease of $.5 million from the $26.0 million waived in the 2011 period. The fee waivers in the first nine months of 2012 represent about 1% of our total investment advisory revenues earned during the same period.

Net revenues increased $159.7 million, or 7.7%, to about $2.2 billion. Operating expenses were about $1.2 billion in the first nine months of 2012, an increase of $89.9 million, or 7.9%. Overall, net operating income for the first nine months of 2012 increased $69.8 million to $1.0 billion. Our operating margin in the first nine months of 2012 was 44.9% compared to 45.0% in the 2011 period. Non-operating investment income of $53.9 million for the first nine months of 2012 included $31.2 million, or $.07 per share after income taxes, in gains realized from the sale of certain of the firm's investments in sponsored mutual funds to seed other sponsored portfolios in support of the firm's distribution efforts outside the U.S. Net income, including these realized gains, increased $66.8 million to $651.6 million for the first nine months of 2012, and our diluted earnings per share on our common stock increased 12.7% to $2.48.

Revenues

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the U.S. increased 8.4%, or $101.9 million, to $1.3 billion, on higher average mutual fund assets. Average mutual fund assets in the first nine months of 2012 were $321.1 billion, an increase of 9.1% from the average for the comparable 2011 period. Mutual fund assets of $342.9 billion at September 30, 2012, increased $53.5 billion from $289.4 billion at the end of 2011. Net cash inflows were $16.1 billion during the first nine months of 2012, including $10.0 billion into the stock and blended asset funds and $6.8 billion into the bond funds. Our money market funds had net outflows of $.7 billion. Mutual fund net cash flows include $5.5 billion originating in the target-date retirement funds. These mutual fund net inflow amounts are presented net of $4.0 billion that was transferred to the other investment portfolios. These transfers were primarily from our target-date retirement funds to our target-date retirement trusts. Higher market appreciation and income in the first nine months of 2012 increased our mutual fund assets under management by $37.4 billion.

Investment advisory revenues earned on the other investment portfolios for the first nine months of 2012 were $596.1 million, an increase of $34.0 million, or 6.0%, from the $562.1 million earned in the comparable 2011 period. Average assets in these portfolios were $221.1 billion during the first nine months of 2012, up $14.1 billion from the comparable 2011 period. Net inflows of $5.3 billion and market appreciation and income of $26.1 billion increased assets under management in these portfolios by $31.4 billion during the first nine months of 2012 to $231.5 billion at September 30, 2012. Net inflows during the first nine months of 2012 include the $4.0 billion transferred from the mutual funds. Strong net inflows into our sub-advised funds from third-party financial intermediaries were partially offset by net outflows from institutional investors.

Administrative fee revenues increased $8.1 million to $249.0 million in the first nine months of 2012. The increase is attributable to our mutual fund servicing activities and defined contribution recordkeeping services for the mutual funds and their investors. As noted above, changes in administrative fee revenues are generally offset by similar changes in related operating expenses that are incurred to provide services to the funds and their investors.

Distribution and servicing fee revenues earned from 12b-1 plans of the Advisor, R, and variable annuity class shares of our sponsored portfolios were $70.3 million in the first nine months of 2012, an increase of $15.9 million from the comparable 2011 period. The increase includes $7.0 million recognized on greater average assets under management in these share classes, and $8.9 million earned primarily on R class shares in the first quarter of 2012 for which the comparable fees for the first quarter of 2011 were netted against related distribution and servicing costs. The 12b-1 fees earned are offset entirely by the costs paid to third-party intermediaries who source these assets. These costs are reported as distribution and servicing costs on the face of the condensed consolidated income statements.

Operating expenses

Compensation and related costs were $786.0 million in the first nine months of 2012, an increase of $42.7 million, or 5.7%, compared to the 2011 period. The largest part of the increase is attributable to a $25.6 million increase in salaries and related benefits and an $8.9 million increase in our interim accrual for our annual variable compensation programs. Our average staff size has increased 2.2% from the first nine months of 2011. Higher non-cash stock-based compensation expense, temporary staff expenses, and other employee costs account for the remainder of the increase in compensation and related costs in the 2012 period.

Occupancy and facility costs together with depreciation expense increased $13.3 million, or 9.6%, compared to the first nine months of 2011. The change includes the added costs incurred to expand our facilities around the world as well as update our technology capabilities, including related maintenance programs, to meet increasing business demands.

Other operating expenses were $160.6 million in the first nine months of 2012, an increase of $19.9 million from the comparable 2011 period. The increase is primarily attributable to $15.6 million in certain third-party servicing costs incurred in the first nine months of 2012, in which the comparable 2011 period costs were reported as reductions of advisory and administrative fee revenues. The remainder of the change from the 2011 period is attributable to increases in other operating costs to meet increasing business demands.

Non-operating investment income

Our non-operating investment income, which includes the recognition of investment gains and losses, was up $43.1 million from the first nine months of 2011, including $33.7 million in gains realized from the sale of sponsored mutual fund investments. The increase also includes $5.1 million in higher net gains recognized on our cost-method and trading investments and $3.3 million in higher dividends earned on our money market investments.

CAPITAL RESOURCES AND LIQUIDITY.

Operating activities during the first nine months of 2012 provided cash flows of $861.0 million, a decrease of $79.5 million from the 2011 period, including $91.1 million related to the net purchase of securities held by consolidated sponsored mutual funds to which we provided seed capital during the first half of 2012 and have a controlling interest. Timing differences in the cash settlement of our assets and liabilities decreased our operating cash flows by $65.3 million compared to the first nine months of 2011. These operating cash flow decreases are offset by increases in net income and non-cash expenses for depreciation, amortization, and stock-based compensation. Our interim operating cash flows do not include variable compensation that is accrued throughout the year before being substantially paid out in December.

Net cash used in investing activities totaled $202.2 million in the first nine months of 2012, an increase of $70.3 million from the comparable 2011 period. We made $114.4 million more net investments in our sponsored mutual funds and increased our capital spending by $6.2 million in the first nine months of 2012 compared with the 2011 period. These increases were offset by greater net cash proceeds of $53.4 million in the first nine months of 2012 from the debt securities held by our savings bank subsidiary.

Net cash used in financing activities was $321.7 million in the first nine months of 2012, a decrease of $298.6 million from the comparable 2011 period. During the first nine months of 2011, we expended $326.4 million more in stock repurchases, including the purchase of 6.2 million more shares, than in the first nine months of 2012. This reduction in cash used was partially offset by the change in customer deposits at our savings bank subsidiary during the first nine months of 2012 compared to the 2011 period as well as a $20.4 million increase in dividends paid. The increase in dividends paid in the first nine months of 2012 is primarily due to the $.03 increase in our quarterly per-share dividend.

Our cash and mutual fund investments at September 30, 2012 were $2.3 billion, and we have no debt. We anticipate property and equipment expenditures for the full year 2012 to be about $100 million and expect to fund them from our cash balances. We generally repurchase shares of our common stock over time to offset the dilution created by our equity-based compensation plans. Given the availability of our financial resources, we do not maintain an available external source of liquidity.

NEW ACCOUNTING STANDARDS.

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our condensed consolidated statements, including that which we have not yet adopted. We do not believe that any such guidance will have a material effect on our financial position or results of operation.

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

Our future results are also dependent upon the level of our expenses, which are subject to fluctuation for the following or other reasons: changes in the level of our advertising expenses in response to market conditions, including our efforts to expand our investment advisory business to investors outside the U.S. and to further penetrate our distribution channels within the U.S.; variations in the level of total compensation expense due to, among other things, bonuses, stock option grants, other incentive awards, changes in our employee count and mix, and competitive factors; any goodwill or investment impairment that may arise; fluctuation in foreign currency exchange rates applicable to our investment in and the costs of our international operations; changes in our effective tax rate; expenses and capital costs, such as technology assets, depreciation, amortization, and research and development, incurred to maintain and enhance our administrative and operating services infrastructure; unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and disruptions of services, including those provided by third parties, such as facilities, communications, power, and the mutual fund transfer agent and accounting systems.

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

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of September 30, 2012, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the third quarter of 2012, and has concluded that there was no change during the third quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

With the exception of the update provided below related to our legal and regulatory risk factors, there have been no material changes in the information provided in Item 1A of our Form 10-K Annual Report for 2011.

Our regulatory environment is frequently altered by new regulations and by revisions to, and evolving interpretations of, existing regulations. Future changes could require us to modify or curtail our investment offerings and business operations, or impact our expenses and profitability. For example, the Volcker Rule as currently proposed has led us to continue to evaluate whether it remains prudent to maintain our savings bank subsidiary in light of the potential restrictions the rule could place on our other business activities. Although our savings bank operation is not material to the operating results of the company, the final terms of the rule are not yet settled and uncertainty related to how it may apply to our funds and affiliates could negatively impact our ability to launch and seed new funds if we continue to maintain a savings bank affiliate. Additionally, aspects of the rule present the risk that liquidity in capital markets may be impacted, and it may be more difficult or costly to execute certain security transactions on behalf of our clients.

Potential impacts of other current or proposed legal or regulatory requirements include, without limitation, the following:

The Federal Reserve Board has adopted final regulations related to non-Bank Systemically Important Financial Institutions (“SIFIs”). It has been suggested by some that large mutual funds, particularly money market funds, should be designated as SIFIs. We do not believe that mutual funds should be deemed SIFIs. Further, we do not believe SIFI designation was intended for traditional asset management businesses. If, however, any T. Rowe Price fund or T. Rowe Price affiliate is deemed a SIFI, increased regulatory oversight would apply, which may include enhanced capital, liquidity, leverage, stress testing, resolution planning, and risk management requirements.

There continues to be speculation that additional money market fund reform will be proposed. Proposed reforms could require funds to adopt floating NAVs or various capital buffers or redemption restrictions. Adoption of any such reforms could have a negative impact on the attractiveness of such funds to investors, or the willingness of the firm to sponsor such products.

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

We cannot predict the nature of future changes to the legal and regulatory requirements applicable to our business, nor the extent of the impacts that will result from current or future proposals. However, any such changes are likely to increase the costs of compliance and the complexity of our operations. They may also result in changes to our product or service offerings. The changing regulatory landscape may also impact a number of our service providers to the extent such providers alter their services or increase their fees which may impact our expenses or those of the products we offer.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchase activity during the third quarter of 2012 is as follows.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July	143,959	$62.81	—	11,513,467
August	115,204	$59.41	100,000	11,413,467
September	201,254	$64.78	—	11,413,467
Total	460,417	$62.82	100,000

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorizations, and outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options. The number of shares purchased during the quarter related to swap exercises was $.4 million. The maximum number of shares that may yet be purchased are available under the Board of Directors’ September 8, 2010 publicly announced authorization.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On October 24, 2012, we issued a press release reporting our results of operations for the third quarter and the first nine months of 2012. A copy of that press release is furnished herewith as Exhibit 99. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

SEC FILINGS.
We make available free of charge through our Internet web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission. To obtain any of this information, access our web page at www.troweprice.com. We use our website as a channel of distribution for material company information.

Item 6.	Exhibits.

The following exhibits required by Item 601 of Regulation S-K are furnished herewith.

3(i).1
Charter of T. Rowe Price Group, Inc., as Amended by Articles of Amendment dated April 10, 2008. (Incorporated by reference from Form 10-Q Report for the quarterly period ended June 30, 2008 filed on April 10, 2008; File No. 033-07012-99).

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of February 12, 2009. (Incorporated by reference from Form 8-K Current Report file on February 17, 2009; File No. 033-07012-99).

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99	Press release issued October 24, 2012, reporting our results of operations for the third quarter and first nine months of 2012.

101
The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s unaudited condensed consolidated interim financial statements and notes that are included in this Form 10-Q Report.

	101.INS	XBRL Instance Document (File name: trow-20120930.xml).

	101.SCH	XBRL Taxonomy Extension Schema Document (File name:
trow-20120930.xsd).

	101.CAL	XBRL Taxonomy Calculation Linkbase Document (File name:
trow-20120930_cal.xml).

	101.LAB	XBRL Taxonomy Label Linkbase Document (File name:
trow-20120930_lab.xml).

	101.PRE	XBRL Taxonomy Presentation Linkbase Document (File name:
trow-20120930_pre.xml).

	101.DEF	XBRL Taxonomy Definition Linkbase Document (File name:
trow-20120930_def.xml).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 24, 2012.
T. Rowe Price Group, Inc.

by:    /s/ Kenneth V. Moreland
Vice President, Chief Financial Officer and Treasurer