Form 10-K
period 2012-12-31
PRICE T ROWE GROUP INC
filed 2013-02-05
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    [   ]  Yes    [X]  No
The aggregate market value of the common equity (all voting) held by non-affiliates (excludes current executive officers and directors) computed using $62.96 per share (the NASDAQ Official Closing Price on June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter) was $15.5 billion.
The number of shares outstanding of the registrant's common stock as of the latest practicable date, February 1, 2013, is 257,851,150.
DOCUMENTS INCORPORATED BY REFERENCE: In Part III, the Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

Exhibit index begins on page 54.

PART I

Item 1.	Business.

T. Rowe Price Group is a financial services holding company that provides global investment management services through its subsidiaries to individual and institutional investors in the sponsored T. Rowe Price mutual funds distributed in the United States (Price funds) and other investment portfolios, including separately managed accounts, subadvised funds, and other sponsored investment portfolios, including collective investment trusts, Luxembourg-based funds offered to investors outside the United States and portfolios offered through variable annuity life insurance plans in the United States.

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

Our assets under management are accumulated from a diversified client base across four primary distribution channels: third-party financial intermediaries that distribute our managed investment portfolios in the U.S. and other countries; individual U.S. investors on a direct basis; U.S. defined contribution retirement plans; and institutional investors globally. As of December 31, 2012, approximately forty percent of our assets under management are sourced from our third-party financial intermediary distribution channel with the remaining three distribution channels equally making up the balance.

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

Equity investment strategies may emphasize large-cap, mid-cap or small-cap investing; growth, value or core investing; and U.S., global, international or sector investing. We also offer systematic, tax-efficient, and blended equity and asset allocation investment strategies, including target-date retirement investment portfolios, as well as active, systematic and municipal tax-free management strategies for fixed income investments. Our specialized advisory services include management of stable value investment contracts and a distribution management service for the disposition of equity securities received from third-party venture capital investment pools.

We employ fundamental and quantitative security analysis in the performance of the investment advisory function through substantial internal equity and fixed income investment research capabilities. We perform original industry and company research using such sources as inspection of corporate activities, management interviews, company-published financial and other information, financial newspapers and magazines, corporate rating services, and field checks with suppliers and competitors in the same industry and particular business sector. Our research staff operates primarily from offices located in the U.S. and England with additional staff based in Argentina, Australia, Hong Kong, Japan, and Singapore. We also use research provided by brokerage firms and security analysts in a supportive capacity and information received from private economists, political observers, commentators, government experts, and market analysts. Our securities selection process for some investment portfolios is based on quantitative analysis using computerized data modeling.

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

Fund	Date Closed
Institutional Mid-Cap Equity Growth	December 8, 2003
Institutional Small-Cap Stock	February 20, 2004
Mid-Cap Growth	May 31, 2010
Mid-Cap Value	May 31, 2010
High Yield	April 30, 2012
Institutional High Yield	April 30, 2012

We also provide certain administrative services as ancillary services to our investment advisory clients. These administrative services are provided by several of our subsidiaries and include mutual fund transfer agent, accounting, distribution, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans investing in our sponsored mutual funds; recordkeeping services for defined contribution retirement plans investing in mutual funds outside the T. Rowe Price complex; brokerage; and trust services. Substantially all of our administrative and distribution and servicing fee revenues in 2012 were determined based generally on the recovery of our related costs to provide these services. Therefore, changes in our administrative revenues, distribution and servicing fees, and related expenses generally do not significantly affect our net operating income or net income.

Information concerning our revenues, results of operations and total assets, and our assets under management during the past three years is contained in our consolidated financial statements and in note 2 thereto, which are both included in Item 8 of this Form 10-K.

2012 DEVELOPMENTS.

Major equity markets produced strong returns in 2012 despite a eurozone recession, the sovereign debt crisis, muted U.S. economic growth, uncertainty surrounding U.S. fiscal policy after 2012, and a slowdown in emerging economies. Equities were supported by solid U.S. corporate earnings, and actions taken by central banks around the world to stimulate economic growth. Bonds produced good returns over the year with high yield and emerging market issues outperforming other issues as income seeking investors continued favoring securities with attractive yields in the low interest rate environment. Higher market valuations and income, net of mutual fund distributions not reinvested, increased our assets under management by $70.1 billion in 2012. Our strong relative investment performance and brand awareness contributed significantly to attracting net inflows of $17.2 billion, primarily from third-party financial intermediaries. As a result, our assets under management increased $87.3 billion over the course of 2012 and ended the year at $576.8 billion.

The firm’s long-term investment advisory results relative to our peers remain strong, with 78% of the Price funds across their share classes surpassing their comparable Lipper averages on a total return basis for the three-year period ended December 31, 2012, 84% outperforming for the five-year period, 78% outperforming for the 10-year period, and 74% outperforming for the one-year period. In addition, T. Rowe Price stock, bond and blended asset mutual funds that ended the quarter with an overall rating of four or five stars from Morningstar account for 76% of our rated Price funds’ assets under management.

Details of our assets under management (in billions) at December 31, 2012 are as follows:

Assets under management by investment portfolio
Sponsored mutual funds distributed in U.S.	$346.9
Other investment portfolios	229.9
$576.8
Assets under management by asset class
Stock and blended asset portfolios	$421.1
Fixed income portfolios	155.7
$576.8
Assets under management by account type
Retirement accounts and variable annuity portfolios	$334.0
Other	242.8
$576.8

Non-U.S. dollar denominated securities account for about $83.6 billion, or 14.5%, of our total assets under management at December 31, 2012.

Our target-date retirement portfolios, which provide shareholders with single, diversified portfolios that invest in underlying Price funds and other investment portfolios, continue to be a significant source of our asset growth. Of the firm’s net inflows of $17.2 billion in 2012, $10.1 billion originated in these portfolios. Assets under management in these portfolios were $88.9 billion at December 31, 2012, including $80.2 billion in target-date retirement funds and $8.7 billion in target-date retirement trusts, and represent 15.4% of our managed assets at year-end.

Six Price funds - Growth Stock, Equity Income, Mid-Cap Growth, Blue-Chip Growth, Value, New Income - accounted for 25% of our investment advisory revenues in 2012 and 21% of our assets under management at December 31, 2012. Our largest client account relationship apart from the T. Rowe Price funds is with a third-party financial intermediary that accounted for about 3% of our investment advisory revenues in 2012. Our international clients account for 9.5% of our total assets under management at December 31, 2012.

See the Background section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report for more information on the 2012 market environment in which we operated.

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

Advisory Services.

Investment advisory revenues earned from the Price funds are determined daily based on the net assets managed in each fund. The advisory fee paid monthly by each of the Price funds is computed on a daily basis by multiplying a fund’s net assets by a specific fee rate. For the majority of the Price funds, the fee rate is equal to the sum of a tiered group fee rate plus an individual fund rate that is set based on the fund’s specific investment objective.

The effective tiered group rate is based on the combined net assets of nearly all of the Price funds. When combined net assets of these Price funds exceeds $300.0 billion, the weighted-average fee across pricing tiers is 30 basis points for the first $300.0 billion of net assets plus 28 basis points for net assets in excess of $300 billion. To the extent that the combined net assets of the funds included in the group rate calculation increase, the group charge component of a fund's advisory fee rate, and therefore the advisory fee rate paid by each fund, will decrease.

The individual fund rates are flat rates with the exception of the individual rate for the Blue Chip Growth, Equity Income, Growth Stock and Mid-Cap Growth funds. These funds have an effective tiered individual fund rate in which their base individual rate is reduced by about 15% on net assets in excess of $15 billion.

The total effective fee rates determined in the above manner for those stock and bond funds that incurred advisory fees of at least $6.0 million in 2012 varied from a low of 40 basis points for the Maryland Tax-Free Bond, Tax-Free Short-Intermediate and Short Term Bond funds to a high of 105 basis points for the Emerging Markets Stock, International Discovery, and Latin America funds.

The fee rate of several of the Price funds, including the Index and Summit funds as well as specific funds offered solely to institutional investors, do not include a group fee component but rather an individual fund fee or an all-inclusive fee, which covers both investment management and ordinary operating expenses. Each of the funds in the series of Spectrum Funds and in the series of target-date Retirement Funds that we offer invest in a diversified portfolio of other Price funds and have no separate investment advisory fee; however, they indirectly bear the expenses of the funds in which they invest.

We continued to voluntarily waive a portion of the advisory fees in 2012 of all of our money market funds and trusts in order to maintain a positive or zero yield for fund investors. Advisory fees waived in 2012 totaled $35.0 million, or about 1% of total investment advisory revenues earned in 2012, compared to $36.4 million in 2011. We expect that these fee waivers will continue in 2013.

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

We usually provide that a newly organized fund’s expenses will not exceed a specified percentage of its net assets during an initial operating period. Generally, during the earlier portion of the period, we will waive advisory fees and absorb other mutual fund expenses in excess of these self-imposed limits. During the latter portion of the period, we may recover some or all of the waived fees and absorbed costs, but such recovery is not assured.

Details of each fund’s fee arrangement are available in its prospectus.

Distribution and Servicing.

Each of the Price funds has a distinct investment objective that has been developed as part of our strategy to provide a broad, comprehensive selection of investing opportunities. The Investor class of all Price funds can be purchased in the U.S. on a no-load basis, without a sales commission or 12b-1 fee. No-load mutual fund shares offer investors a low-cost and relatively easy method of directly investing in a variety of stock and fixed income portfolios.

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

In accounting for 12b-1 fees, the applicable mutual fund share classes incur the related expense and we recognize the corresponding distribution and servicing fee revenue in our consolidated statements of income. We also recognize, as distribution and servicing costs in the consolidated statements of income, the corresponding payment of these fees from each fund to the third-party financial intermediaries. The fee revenue that we recognize from the funds and the expense that we recognize for the fees paid to third-party intermediaries are equal in amount and, therefore, do not impact our net operating income.

We believe that our lower fund cost structure, distribution methods, and fund shareholder and administrative services help promote the stability of our fund assets under management through market cycles.

Except as noted above for 12b-1 fees, we bear all advertising and promotion expenses associated with our distribution of the Price funds. These costs are recognized currently, and include advertising and direct mail communications to potential fund shareholders as well as substantial staff and communications capabilities to respond to investor inquiries. Marketing and promotional efforts are focused in print media, television, and the Internet. In addition, we direct considerable marketing efforts to defined contribution plans that invest in mutual funds. Advertising and promotion expenditures vary over time based on investor interest, market conditions, new and existing investment offerings, and the development and expansion of new marketing initiatives, including enhancements to our website.

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

Price Fund Assets under Management.

At December 31, 2012, assets under our management in the Price funds aggregated $346.9 billion, an increase of 19.9% or $57.5 billion from the beginning of the year. The following table presents the net assets (in billions) of our largest Price funds (net assets in excess of $1.0 billion at December 31, 2012) at December 31 and the year each fund was started.

	2011	2012
Stock and blended asset funds:
Balanced (1991)	2.8	3.1
Blue Chip Growth (1993)	11.6	15.4
Capital Appreciation (1986)	10.9	13.6
Dividend Growth (1992)	2.1	2.8
Emerging Markets Stock (1995)	5.6	7.1
Equity Income (1985)	21.3	24.3
Equity Index 500 (1990)	13.4	15.6
Growth & Income (1982)	1.1	1.2
Growth Stock (1950)	25.3	30.4
Health Sciences (1995)	3.1	5.0
Institutional Emerging Markets Equity (2002)	.8	1.0
Institutional Large-Cap Growth (2001)	3.2	5.7
Institutional Large-Cap Value (2000)	.7	1.0
Institutional Mid-Cap Equity Growth (1996)	1.9	2.9
International Discovery (1988)	2.2	2.9
International Growth & Income (1998)	4.2	6.1
International Stock (1980)	7.0	9.9
Latin America (1993)	2.0	1.8
Media & Telecommunications (1993)	1.9	2.3
Mid-Cap Growth (1992)	17.5	18.0
Mid-Cap Value (1996)	8.4	9.3
New America Growth (1985)	2.6	3.6
New Asia (1990)	3.6	4.7
New Era (1969)	4.5	4.4
New Horizons (1960)	7.9	9.7
Overseas Stock (2006)	3.6	5.4
Personal Strategy Balanced (1994)	1.3	1.4
Personal Strategy Growth (1994)	.9	1.0

Real Assets (2010)	2.4	2.9
Real Estate (1997)	2.9	3.6
Science & Technology (1987)	2.7	2.5
Small-Cap Stock (1992)	6.6	7.4
Small-Cap Value (1988)	6.8	7.8
Value (1994)	11.6	13.6
Other stock and blended asset funds	7.3	9.5
	211.7	256.9
Bond and money market funds:
Emerging Markets Bond (1994)	3.1	4.0
GNMA (1985)	1.7	1.8
High Yield (1984)	8.5	9.3
Inflation Focused Bond (2006)	2.8	3.8
Institutional Floating Rate (2008)	1.8	2.3
Institutional High Yield (2002)	2.1	2.6
International Bond (1986)	5.2	5.3
Maryland Tax-Free Bond (1987)	1.9	2.1
New Income (1973)	14.8	19.8
Prime Reserve (1976)	5.8	5.9
Short-Term Bond (1984)	5.6	6.3
Summit Cash Reserves (1993)	5.9	5.4
Summit Municipal Intermediate (1993)	1.9	2.3
Tax-Free High Yield (1985)	1.8	2.6
Tax-Free Income (1976)	2.9	3.1
Tax-Free Short-Intermediate (1983)	1.6	1.9
U.S. Treasury Money (1982)	1.9	2.0
Virginia Tax-Free Bond (1991)	.9	1.0
Other bond and money market funds	7.5	8.5
	77.7	90.0
	289.4	346.9

The Spectrum and target-date retirement fund-of-funds series are not presented in the table above because their assets are already included in their underlying fund holdings.

Our operating subsidiaries invest in many of the T. Rowe Price funds.

OTHER INVESTMENT PORTFOLIOS.

We managed $229.9 billion at December 31, 2012, in other client investment portfolios, up $29.8 billion from the beginning of the year. We provide investment advisory services to these clients through our subsidiaries on a separately managed or subadvised account basis and through sponsored investment portfolios, including collective investment trusts, Luxembourg-based funds offered to investors outside the U.S. and portfolios offered through variable annuity life insurance plans in the U.S. At December 31, these portfolios included the following investment assets:

	2011	2012
U.S. stocks	$114.9	$140.5
International stocks	25.8	23.7
Stable value assets	18.8	18.9
Bonds and money market securities	40.6	46.8
	$200.1	$229.9

We charge fees for investment management to these clients based on, among other things, the specific investment services to be provided. Our standard form of investment advisory agreement for client accounts provides that the agreement may be terminated at any time and that any unearned fees paid in advance will be refunded.

Our fees for managing these investment portfolios are computed using the value of assets under our management at a contracted annual fee rate. The value of assets under management billed is generally based on daily valuations, month-end average valuations, or end of billing period valuations. In 2012, approximately 59% of advisory fees were recognized based on daily portfolio valuations, 22% were based on month-end averages, and 18% were based on end of billing period valuations.

REGULATION.

T. Rowe Price Associates, T. Rowe Price International Ltd, T. Rowe Price (Canada), T. Rowe Price Hong Kong Limited,
T. Rowe Price Singapore Private Ltd., and T. Rowe Price Advisory Services are registered with the Securities and Exchange Commission (SEC) as investment advisers under the Investment Advisers Act of 1940. T. Rowe Price International Ltd is also regulated by the Financial Services Authority (FSA) in the United Kingdom and, in certain cases, by other foreign regulators. The Securities and Futures Commission (SFC) and Monetary Authority of Singapore (MAS) also regulate T. Rowe Price Hong Kong Limited and T. Rowe Price Singapore Private Ltd., respectively. Our subsidiaries providing transfer agent services are registered under the Securities Exchange Act of 1934, and our trust company is regulated by the State of Maryland, Commissioner of Financial Regulation. T. Rowe Price (Canada) is also registered with several of the provincial securities commissions in Canada.

The T. Rowe Price Savings Bank is regulated by the Office of the Comptroller of the Currency, U.S. Department of the Treasury. In addition, the Federal Reserve is now responsible for supervision of T. Rowe Price Group and T. Rowe Price Associates, as savings and loan holding companies, as well as the other T. Rowe Price non-depository subsidiaries.

T. Rowe Price Investment Services is a registered broker-dealer and member of the Financial Industry Regulatory Authority (FINRA) and the Securities Investor Protection Corporation. We provide introducing brokerage services through this subsidiary primarily to complement the other services provided to shareholders of the Price funds. Pershing, a third-party clearing broker and affiliate of the Bank of New York, maintains our brokerage’s customer accounts and clears all transactions.

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

For further discussion of the potential impact of current or proposed legal or regulatory requirements, please see the Legal and Regulatory risk factors included in Item 1A.

COMPETITION.

As a member of the financial services industry, we are subject to substantial competition in all aspects of our business. A significant number of proprietary and other sponsors’ mutual funds are sold to the public by other investment management firms, broker-dealers, mutual fund companies, banks and insurance companies. We compete with brokerage and investment banking firms, insurance companies, banks, mutual fund companies, and other financial institutions in all aspects of our business and in every country in which we offer our advisory services. Many of these financial institutions have substantially greater resources than we do. We compete with other providers of investment advisory services primarily based on the availability and objectives of the investment portfolios offered, investment performance, and the scope and quality of investment advice and other client services. In order to maintain and enhance our competitive position, we may review acquisition and venture opportunities and, if appropriate, engage in discussions and negotiations that could lead to the acquisition of a new equity or other financial relationship.

EMPLOYEES.

At December 31, 2012, we employed 5,372 associates, up 2% from the 5,255 associates employed at the end of 2011. We may add additional temporary and part-time personnel to our staff from time to time to meet periodic and special project demands, primarily for technology and mutual fund administrative services.

AVAILABLE INFORMATION.
Our Internet address is www.troweprice.com. At our Investor Relations website, http://trow.client.shareholder.com, we make available free of charge a variety of information for investors. Our goal is to maintain the Investor Relations website as a portal through which investors can easily find or navigate to pertinent information about us, including:

•
our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC;

•	our financial statement information from our periodic SEC filings in the form of XBRL data files that may be used to facilitate computer-assisted investor analysis;

•	corporate governance information including our charter, bylaws, governance guidelines, committee charters, code of ethics and conduct and other governance-related policies;

•	other news and announcements that we may post from time to time that investors might find useful or interesting; and

•	opportunities to sign up for email alerts and RSS feeds to have information pushed in real time.

The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

Item 1A.	Risk Factors.

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

We derive our revenues primarily from investment advisory services provided by our subsidiaries to individual and institutional investors in the T. Rowe Price mutual funds distributed in the U.S. and other investment portfolios. Our investment advisory fees typically are calculated as a percentage of the market value of the assets under our management. We generally earn higher fees on assets invested in our equity funds and equity investment portfolios than we earn on assets invested in our fixed income funds and portfolios. Among equity investments, there is a significant variation in fees earned from index-based investments at the low end and emerging markets funds and portfolios at the high end. Fees also vary across the fixed income funds and portfolios, though not as widely as equity investments, with stable value portfolios and money market securities at the lower end and non-U.S. dollar denominated bonds at the high end. As a result, our revenues are dependent on the value and composition of the assets under our management, all of which are subject to substantial fluctuation due to many factors, including:

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

A decrease in the value of assets under our management, or an adverse change in their composition, could have a material adverse effect on our investment advisory fees and revenues. For any period in which revenues decline, net income and operating margins will likely decline by a greater proportion because certain expenses will be fixed over that finite period and may not decrease in proportion to the decrease in revenues.

The performance of our money market funds is impacted by the historically low interest rate environment.

Our money market funds performance or yield is dependent on the income earned from the underlying securities exceeding the operating costs of the fund. When interest rates are at the historic lows that presently exist, the operating costs of the funds will become a greater portion of the portfolio's income, thereby reducing the yield of the funds to very low levels. Since the second half of 2009 and presently, such an environment has led us to voluntarily waive a portion of our advisory fee earned on our money market funds in order to maintain yields at or above 0% for fund investors. Such actions reduce our advisory fee income and net income. The actual amount of fees waived is dependent on a number of variables including, among others, changes in the net assets held by our money market funds, changes in market yields, changes in the expense levels of the funds, and our willingness to voluntarily continue such fee waivers. Also, bank deposits may become more attractive to investors and money market funds could experience significant redemptions, which could decrease our revenues and net income. See our discussion under Results of Operations in our Management Discussion and Analysis related to fees waived in the current period, management's expectation as to future fee waivers and the net cash flows of our money market funds.

A significant majority of our revenues are based on contracts with the Price funds that are subject to termination without cause and on short notice.

We provide investment advisory, distribution and other administrative services to the Price funds under various agreements. Investment advisory services are provided to each Price fund under individual investment management agreements. The board of each Price fund must annually approve the terms of the investment management and service agreements and can terminate the agreement upon 60-days notice. If a Price fund seeks to lower the fees that we receive or terminate its contract with us, we would experience a decline in fees earned from the Price funds, which could have a material adverse effect on our revenues and net income.

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

If current or potential customers decide to use one of our competitors, we could face a significant decline in market share, assets under management, revenues, and net income. In the event that we were to decide to reduce the fees we charge for investment advisory services in response to competitive pressures, revenues and operating margins could be adversely impacted.

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

Our operations are complex and a failure to perform operational tasks or the misrepresentation of products and services could have an adverse effect on our reputation and subject us to regulatory sanctions, fines, penalties, litigation, and a decrease in revenues.

Operating risks include:

•
failure to properly perform fund or portfolio recordkeeping responsibilities, including portfolio accounting, security pricing, corporate actions, investment restrictions compliance, daily net asset value computations, account reconciliations, and required distributions to fund shareholders to comply with tax regulations;

•
failure to properly perform transfer agent and participant recordkeeping responsibilities, including transaction processing, supervision of staff, tax reporting and record retention; and failure to identify excessive trading in mutual funds by our customers or plan participants; and

•
sales and marketing risks, including the intentional or unintentional misrepresentation of products and services in advertising materials, public relations information, or other external communications, and failure to properly calculate and present investment performance data accurately and in accordance with established guidelines and regulations.

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

Our expenses are subject to significant fluctuations that could materially decrease net income.

Our operating results are dependent on the level of our expenses, which can vary significantly for many reasons, including:

•	changes in the level of our advertising expenses, including the costs of expanding investment advisory services to investors outside of the U.S. and further penetrating U.S. distribution channels;

•
variations in the level of total compensation expense due to, among other things, bonuses, stock option grants and other stock-based awards, changes in employee benefit costs due to regulatory or plan design changes, changes in our employee count and mix, competitive factors, and inflation;

•	a future impairment of investments recognized in our consolidated balance sheet;

•	a future impairment of goodwill that is recognized in our consolidated balance sheet;

•	unanticipated material fluctuations in foreign currency exchange rates applicable to the costs of our operations abroad;

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

Under our agreements with the T. Rowe Price mutual funds, we charge the mutual funds certain administrative fees and related expenses based upon contracted terms. If we fail to accurately estimate our underlying expense levels or otherwise are required to incur expenses relating to the mutual funds that are not otherwise paid by the funds, our operating results will be adversely affected. While we are under no obligation to provide financial support to any of our sponsored investment products, any financial support provided would reduce capital available for other purposes and may have an adverse effect on revenues and net income.

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

Armed conflict, terrorist attacks, cyber-attacks, power failures, and natural disasters could adversely affect our revenues, expenses and net income by:

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

A significant portion of our business operations are concentrated in the Baltimore, Maryland region and in London, England. We have developed various backup systems and contingency plans but we cannot be assured that they will be adequate in all circumstances that could arise or that material interruptions and disruptions will not occur. In addition, we rely to varying degrees on outside vendors for disaster contingency support, and we cannot be assured that these vendors will be able to perform in an adequate and timely manner. If we lose the availability of any associates, or if we are unable to respond adequately to such an event in a timely manner, we may be unable to timely resume our business operations, which could lead to a tarnished reputation and loss of customers that results in a decrease in assets under management, lower revenues and materially reduced net income.

Our investment income and asset levels may be negatively impacted by fluctuations in our investment portfolio.

We currently have a substantial portion of our assets invested in sponsored stock, blended asset and bond funds. All of these investments are subject to investment market risk and our non-operating investment income could be adversely affected by the realization of losses upon the disposition of our investments or the recognition of significant other-than-temporary impairments. In addition, related investment income has fluctuated significantly over the years depending upon the performance of our corporate investments, including the impact of market conditions and interest rates, and the size of our corporate money market and longer-term mutual fund holdings. Fluctuations in other investment income are expected to occur in the future.

Our savings bank subsidiary subjects us to investment credit risk by maintaining a portfolio of investments in asset-backed debt securities with maturity schedules intended to correspond with customer time deposit maturity dates. In the event that underlying securities are impaired in maturity value or do not yield returns in excess of customer deposit interest payments, our assets and results of operations would be adversely affected.

We may review and pursue acquisition and venture opportunities in order to maintain or enhance our competitive position.

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

We own a 26% investment in UTI Asset Management Company Ltd (UTI), an Indian asset management company and we may consider non-controlling minority investments in other entities in the future. We may not realize future returns from such investments or any collaborative activities that may develop in the future.

We are exposed to a number of risks arising from our international operations.

We operate in a number of jurisdictions outside of the U.S. and have an equity investment in UTI. Our international operations require us to comply with the legal and regulatory requirements of various foreign jurisdictions and expose us to the political consequences of operating in foreign jurisdictions. Our foreign business operations are also subject to the following risks:

•	difficulty in managing, operating and marketing our international operations;

•
fluctuations in currency exchange rates which may result in substantial negative effects on assets under our management, revenues, expenses and assets in our U.S. dollar based financial statements; and

•	significant adverse changes in international legal and regulatory environments.

LEGAL AND REGULATORY RISKS.

Legal and regulatory developments in the mutual fund and investment advisory industry could increase our regulatory burden, impose significant financial and strategic costs on our business, and cause a loss of mutual fund investors or clients.

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

•
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

•
It is expected that additional money market fund reform will be proposed in the near future. Proposed reforms could require funds to adopt floating NAVs or various capital buffers or redemption restrictions. Adoption of any such reforms could have a negative impact on the attractiveness of such funds to investors, or the willingness of the firm to sponsor such products.

•
The Commodity Futures Trading Commission has adopted certain amendments to its rules that would limit the ability of mutual funds and certain other products we sponsor to use commodities, futures, swaps and other derivatives without additional registration. Although we do not anticipate the need to register at this time, if our use of these products on behalf of client accounts increases so as to require registration, we would be subject to additional regulatory requirements and costs associated with registration.

•
The SEC has proposed new municipal adviser registration rules as a result of The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"). It is uncertain at this point what the full impact of these new rules will be on our business, but it is expected, if adopted as proposed, that certain affiliates would be subject to additional regulatory requirements and incur costs to ensure compliance with these requirements.

•
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

•
There has been increased global regulatory focus on the manner in which intermediaries are paid for distribution of mutual funds. Changes to long-standing market practices related to fees or enhanced disclosure requirements may negatively impact sales of mutual funds by intermediaries, especially if such requirements are not applied to other investment products.

•
Global regulations on OTC derivatives are evolving, including proposed rules under Dodd-Frank and European Market Infrastructure Regulation relating to central clearing counterparties, trade reporting and repositories. There remains uncertainty related to the requirements under these new regulations and the exact manner in which they will impact current trading strategies for our clients.

•
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

We cannot predict the nature of future changes to the legal and regulatory requirements applicable to our business, nor the extent of the impacts that will result from current or future proposals. However, any such changes are likely to increase the costs of compliance and the complexity of our operations. They may also result in changes to our product or service offerings. The changing regulatory landscape may also impact a number of our service providers and to the extent such providers alter their services or increase their fees it may impact our expenses or those of the products we offer.

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

We carry insurance in amounts and under terms that we believe are appropriate. We cannot be assured that our insurance will cover every liability and loss to which we may be exposed, or that our insurance policies will continue to be available at acceptable terms and fees. Certain insurance coverage may not be available or may be prohibitively expensive in future periods. As our insurance policies come up for renewal, we may need to assume higher deductibles or co-insurance liabilities, or pay higher premiums, which would increase our expenses and reduce our net income.

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

All of our technology systems are vulnerable to disability or failures due to cyber-attacks such as hacking or viruses, natural disasters, power failures, acts of war or terrorism, and other causes. Some of our software is licensed from and supported by outside vendors upon whom we rely to prevent operating system failure. A suspension or termination of these licenses or the related support, upgrades and maintenance could cause system delays or interruption. Although we have robust business and disaster recovery plans, if our technology systems were to fail and we were unable to recover in a timely way, we would be unable to fulfill critical business functions, which could lead to a loss of customers and could harm our reputation. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to disciplinary action and to liability to our customers.

In addition, our continued success depends on our ability to effectively integrate operations across many countries, and to adopt new or adapt existing technologies to meet client, industry and regulatory demands. We might be required to make significant capital expenditures to maintain competitive infrastructure. If we are unable to upgrade our infrastructure in a timely fashion, we might lose customers and fail to maintain regulatory compliance, which could affect our results of operations and severely damage our reputation.

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

Our corporate headquarters occupies 422,000 square feet of space at 100 East Pratt Street in Baltimore, Maryland, under a lease until mid-2017. We have offices in 13 countries around the world, including the U.S.

Our operating and servicing activities are largely conducted at owned facilities in campus settings comprising 294,000 square feet in Colorado Springs, Colorado, and 586,000 square feet on three parcels of land in close proximity to Baltimore in Owings Mills, Maryland. We have an additional 381,000 square feet of space in two facilities at the largest Owings Mills site that we currently expect will be placed into service in late 2013. We maintain a 60,000 square foot technology support facility in Hagerstown, Maryland and own a 72-acre parcel of land in Pasco County, Florida to accommodate potential future development as business demands require.

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

We also lease other offices, including our offices in London and Hong Kong, our business recovery site in Maryland, and our customer service call center in Tampa.

Information concerning our anticipated capital expenditures in 2013 and our future minimum rental payments under noncancelable operating leases at December 31, 2012, is set forth in the capital resources and liquidity and contractual obligations discussions in Item 7 of this Form 10-K.

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

James A.C. Kennedy (59), Chief Executive Officer and President since 2007.

Brian C. Rogers (57), Chairman since 2007, Chief Investment Officer since 2004, and a Vice President since 1985.

Edward C. Bernard (56), Vice Chairman and Head of Distribution and Client Service since 2007, and a Vice President since 1989.

William J. Stromberg (52), Head of Global Equities since 2010, and a Vice President since 1990.

Christopher D. Alderson (50), Head of International Equities since 2009 and a Vice President since 2002.

Michael C. Gitlin (42), Head of Fixed Income since 2010, and a Vice President since 2007.

John D. Linehan (48), Head of U.S. Equities since 2010 and a Vice President since 2001.

Kenneth V. Moreland (56), Chief Financial Officer and a Vice President since 2004, and Treasurer since 2010.

Jessica M. Hiebler (37), Principal Accounting Officer since 2010 and a Vice President since 2009. Ms. Hiebler has been a Vice President of T. Rowe Price Associates since she joined the firm in 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock ($.20 par value per share) trades on the NASDAQ Global Select Market under the symbol TROW. The high and low trade price information and dividends per share during the past two years were:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2011 – High price	$71.29	$68.59	$62.25	$59.55
Low price	$60.58	$55.94	$45.75	$44.68
Cash dividends declared	$.31	$.31	$.31	$.31

2012 – High price	$65.63	$66.00	$65.97	$66.95
Low price	$56.48	$54.47	$58.52	$62.35
Cash dividends declared	$.34	$.34	$.34	$1.34

The cash dividends declared during the fourth quarter of 2012 includes a special dividend of $1.00 per share that was paid on December 28, 2012. We presently plan to declare and pay quarterly cash dividends in 2013 that, taken together, will exceed the $1.36 per share in regular annual dividends declared and paid in 2012. Our annual dividends per share have increased every year since we became a public company in 1986; however, there can be no assurance that we will continue to pay dividends at increasing rates or at all.

Our common stockholders have approved all of our equity compensation plans. These plans provide for the issuance of up to 53,012,986 shares of our common stock at December 31, 2012, including 34,622,435 shares that may be issued upon the exercise of outstanding stock options at a weighted-average price of $48.82, and 638,466 shares that may be issued upon settlement of our outstanding stock units. Additionally, 21,164,593 shares remain available for future issuances, including 3,412,508 shares that may be issued under our Employee Stock Purchase Plan. No shares have been issued under our Employee Stock Purchase Plan since its inception; all shares have been purchased in the open market. Under the terms of the 2012 Long-term Incentive Plan, approved by stockholders in April 2012, the number of shares provided and available for future issuance will increase as we repurchase common stock in the future with the proceeds from stock option exercises.

The following table presents repurchase activity during the fourth quarter of 2012.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
October	106,700	$64.70	—	11,413,467
November	188,967	$65.11	—	11,413,467
December	757,123	$65.28	—	11,413,467
Total	1,052,790	$65.19	—

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorizations, outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options, and shares withheld to cover the minimum payroll tax withholding obligation associated with the vesting of restricted stock awards. Of the shares purchased in the fourth quarter of 2012, 993,537 were related to shares surrendered to the company in connection with employee stock option exercises and 59,253 were related to shares withheld to cover payroll tax withholdings associated with the vesting of restricted stock awards.

During 2012, we repurchased 2,302,214 shares of our common stock pursuant to the Board of Directors’ September 8, 2010 authorization. There are approximately 143,000 beneficial stockholder accounts holding our common stock.

Item 6.	Selected Financial Data.

	2008	2009	2010	2011	2012
	(in millions, except per-share data)
Net revenues	$2,116	$1,867	$2,367	$2,747	$3,023
Net operating income	$849	$702	$1,037	$1,227	$1,364
Net income	$491	$434	$672	$773	$884

Net cash provided by operating activities	$742	$536	$733	$948	$903

Per common share information
Basic earnings	$1.89	$1.69	$2.60	$3.01	$3.47
Diluted earnings	$1.81	$1.65	$2.53	$2.92	$3.36
Cash dividends declared (1)	$.96	$1.00	$1.08	$1.24	$2.36

Weighted-average common shares outstanding	259.3	255.9	257.2	255.6	253.4
Weighted-average common shares outstanding assuming dilution	269.9	262.3	265.1	263.3	261.0

(1) Cash dividends declared in 2012 includes a special dividend of $1.00 per share that we paid on December 28, 2012.

	December 31,
	2008	2009	2010	2011	2012
Balance sheet data	(in millions)
Total assets	$2,819	$3,210	$3,642	$3,770	$4,203
Stockholders’ equity	$2,489	$2,882	$3,297	$3,421	$3,846
Assets under management (in billions)	$276.3	$391.3	$482.0	$489.5	$576.8

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our U.S. sponsored mutual funds and other managed investment portfolios. The other managed investment portfolios include separately managed accounts, subadvised funds, and other sponsored investment portfolios including collective investment trusts, and Luxembourg-based funds offered to investors outside the U.S. and portfolios offered through variable annuity life insurance plans in the U.S. Investment advisory clients outside the U.S. account for 9.5% of our assets under management at December 31, 2012.

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

We remain debt-free with substantial liquidity and resources that allow us to take advantage of attractive growth opportunities; invest in key capabilities, including investment professionals, technologies, and new fund offerings; and, most importantly, provide our clients with strong investment management expertise and service both now and in the future.

BACKGROUND.

Major equity indexes produced strong returns in 2012 despite a eurozone recession, the sovereign debt crisis, muted U.S. economic growth, uncertainty surrounding U.S. fiscal policy after 2012, and a slowdown in emerging economies. Equities were supported by solid U.S. corporate earnings, and actions taken by central banks around the world to stimulate economic growth. During the year, the Federal Reserve kept the federal funds rate near 0% and implemented a third-round of quantitative easing in the form of an open-ended policy of monthly agency mortgage-backed securities purchases. Further, the Federal Reserve announced at its December meeting that it would add open-ended monthly purchases of long-term Treasury securities when its current maturity extension program for Treasuries ends in 2013. It also confirmed that it expects to keep the federal funds rate very low at least through mid-2015. As 2013 began, equity markets had positive momentum as U.S. Congress passed legislation on January 1st that delayed deep spending cuts for two months and prevented many broad-based tax increases.

Results of several major equity market indexes for the full year 2012 are as follows:

Index	2012
S&P 500 Index	16.0%
NASDAQ Composite Index (excluding dividends)	15.9%
Russell 2000 Index	16.4%
MSCI EAFE (Europe, Australasia, and Far East) Index	17.9%
MSCI Emerging Markets Index	18.6%

Bonds produced good returns over the year. High yield and emerging market issues outperformed all others as income-seeking investors continued favoring securities with attractive yields in the low interest rate environment. Outside the U.S., investors also sought bonds issued by developing countries due to their lower debt levels and better growth prospects relative to developed countries. Long-term Treasury bond yields were essentially flat for the year and remained near historic lows in response to weak global economic growth and the Federal Reserve's maturity extension program noted above. The yield on the benchmark 10-year U.S. Treasury at December 31, 2012, was 1.8%, compared with 1.9% at the end of 2011.

Results of several major bond market indexes for the full year 2012 are as follows:

Index	2012
Barclays U.S. Aggregate Bond Index	4.2%
Credit Suisse High Yield Index	14.7%
Barclays Municipal Bond Index	6.8%
Barclays Global Aggregate Ex-U.S. Dollar Bond Index	4.1%
JPMorgan Emerging Markets Index Plus	18.0%

ASSETS UNDER MANAGEMENT.

With this market environment as a backdrop, investors entrusted $17.2 billion to our management in 2012. Total assets under management ended 2012 at a record $576.8 billion, an increase of $87.3 billion from the end of 2011. Assets under management (in billions) at the end of and changes over each of the last three years are detailed below.

Assets under management by investment portfolio
	December 31,
	2010	2011	2012
Sponsored mutual funds distributed in the U.S.	$282.6	$289.4	$346.9
Other investment portfolios	199.4	200.1	229.9
Total	$482.0	$489.5	$576.8

Assets under management by asset class
	December 31,
	2010	2011	2012
Stock and blended asset	$360.6	$352.4	$421.1
Fixed income portfolios	121.4	137.1	155.7
Total	$482.0	$489.5	$576.8

Components of changes in assets under management
	Year ended
	2010	2011	2012
Assets under management at beginning of year	$391.3	$482.0	$489.5
Net cash flows
Sponsored mutual funds distributed in the U.S.	13.6	11.0	15.7
Other investment portfolios	16.7	3.1	1.5
	30.3	14.1	17.2
Net market gains (losses) and income	60.8	(5.8)	70.7
Mutual fund distributions not reinvested	(.4)	(.8)	(.6)
Change during the period	90.7	7.5	87.3
Assets under management at end of year	$482.0	$489.5	$576.8

Our 2010 net cash inflows were sourced most significantly from third-party financial intermediaries and from institutional investors around the world, whereas net cash flows in 2011 and 2012 were sourced primarily from third-party financial intermediaries. Our relative investment performance over much of this period and brand awareness contributed significantly to attracting net inflows to our firm.

We incur significant expenditures to attract new investment advisory clients and additional investments from our existing clients. These efforts often involve costs that precede any future revenues that we may recognize from increases to our assets under management.

RESULTS OF OPERATIONS.

2012 versus 2011.

Investment advisory revenues were up 10.3%, or $243.0 million, to nearly $2.6 billion in 2012, as average assets under our management increased $52.3 billion to $549.4 billion. The average annualized fee rate earned on our assets under management was 47.2 basis points during 2012, virtually unchanged from the 47.3 basis points earned in 2011. We continued to voluntarily waive a portion of our money market advisory fees in 2012 in order to maintain a positive or zero yield for fund investors. These fees were waived from each of our money market funds and trusts and totaled $35.0 million, or about 1% of total investment advisory revenues earned in 2012, as compared to $36.4 million in 2011. Combined net assets at December 31, 2012 of the funds and trusts in which we waived fees in 2012 was $15.4 billion, or 2.7% of our total assets under management. The firm expects that these fee waivers will continue in 2013.

Net revenues increased $275.4 million, or 10.0%, to $3.0 billion in 2012. Operating expenses were $1.7 billion in 2012, an increase of $138.0 million, or 9.1%. Overall, net operating income for 2012 increased $137.4 million, or 11.2%, to nearly $1.4 billion. The increase in our average assets under management and resulting advisory revenue lifted our operating margin for 2012 to 45.1% from 44.7% in 2011. Non-operating investment income of $70.8 million in 2012 included $32.6 million, or $.07 per share after income taxes, in gains realized from the sale of certain of our investments in sponsored funds to seed other sponsored funds in support of our distribution efforts outside the U.S. Net income, including these realized gains, increased $110.4 million, or 14.3%, to $883.6 million in 2012, and our diluted earnings per share on our common stock increased 15.1% to $3.36 from the $2.92 earned in 2011.

Revenues

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the U.S. were $1.8 billion in 2012, an increase of 11.4%, or $182.7 million, on higher average mutual fund assets. Average mutual fund assets in 2012 were $326.6 billion, an increase of 11.8% from the 2011 average. Mutual fund assets at December 31, 2012, were $346.9 billion, up $57.5 billion from the end of 2011.

Net inflows to the mutual funds during 2012 were $15.7 billion, including $8.6 billion into our stock and blended asset funds and $7.5 billion into our bond funds. Our money market funds had net outflows of $.4 billion. Mutual fund net inflows include $6.4 billion that originated in our target-date retirement funds, which in turn invest in a broadly diversified portfolio of other Price funds, and automatically rebalance to maintain their specific asset allocation weightings. These fund net inflow amounts are presented net of $4.5 billion that was transferred to the other investment portfolios during the year. These transfers were primarily from our target-date retirement funds to our target-date retirement trusts. Market appreciation and income, net of distributions not reinvested, added $41.8 billion to our mutual fund assets under management in 2012.

Investment advisory revenues earned on the other investment portfolios that we manage increased $60.3 million, or 8.1%, to $801.7 million. Average assets in these portfolios were $222.8 billion during 2012, an increase of $17.8 billion, or 8.7%, from the 2011 year. Ending assets at December 31, 2012, were $229.9 billion, an increase of $29.8 billion from the end of 2011. Net inflows into these portfolios in 2012 were $1.5 billion, including $4.5 billion that was transferred from the mutual funds. Strong cash inflows in 2012 into our subadvised funds from third-party intermediaries were offset by outflows from institutional investors outside the U.S. These net outflows were primarily from institutional separate account portfolios that have experienced investment performance challenges, or changes in the clients' investment objectives. Market appreciation and income increased assets under management in these portfolios by $28.3 billion.

Administrative fees increased $11.4 million to $332.6 million in 2012. The increase is attributable to our mutual fund servicing activities and defined contribution recordkeeping services for the mutual funds and their investors. Changes in administrative fees are generally offset by similar changes in related operating expenses that are incurred to provide services to the funds and their investors.

Distribution and servicing fees earned from 12b-1 plans of the Advisor, R, and VIP II classes of our sponsored mutual funds were $96.1 million in 2012, an increase of $21.5 million from 2011. The increase includes $13.0 million recognized on greater assets under management in these share classes, and $8.5 million earned primarily on R class shares in the first quarter of 2012 for which the comparable 2011 fees were netted against related distribution and servicing costs. The 12b-1 fees earned are offset entirely by the cost paid to third-party intermediaries who source these assets. These costs are reported as distribution and servicing costs on the face of the consolidated statements of income.

Operating expenses

Compensation and related costs were $1.0 billion, an increase of $77.8 million, or 8.0%, compared to 2011. The largest part of the increase is attributable to a $33.7 million increase in salaries and related benefits, which results from a modest increase in salaries at the beginning of 2012 combined with a 2.1% increase in our average staff size from 2011. The 2012 change also includes a $32.0 million increase in our annual variable compensation programs. The remainder of the change from 2011 is attributable to increased use of outside contractors to meet growing business demands, higher non-cash stock-based compensation expense, and other employee related costs. At December 31, 2012, we employed 5,372 associates, an increase of 2.2% from the end of 2011, to support both business growth and added capabilities.

Advertising and promotion expenditures were $89.8 million in 2012 compared to $90.8 million in 2011. We currently estimate that advertising and promotion expenditures for 2013 will be similar to 2012 levels. We vary our level of spending based on market conditions and investor demand as well as our efforts to expand our investor base globally.

Distribution and servicing costs paid to third-party intermediaries who source assets into the Advisor, R, and VIP II classes of our sponsored mutual funds were $96.1 million in 2012, an increase of $21.5 million from 2011. The increase includes $13.0 million recognized on greater assets under management in these share classes, and $8.5 million incurred primarily on R class shares in the first quarter of 2012 for which the comparable 2011 costs were netted against related distribution and servicing fees. The costs are offset entirely by the 12b-1 fees we earn. These fees are reported as distribution and servicing fees on the face of the consolidated statements of income.

Occupancy and facility costs together with depreciation expense increased $18.6 million, or 9.9%, versus 2011. The change includes the added costs incurred to expand our facilities around the world as well as update our technology capabilities, including related maintenance programs, to meet increasing business demands.

Other operating expenses increased $21.1 million, or 10.7%, from 2011, including $16.4 million in certain third-party servicing costs incurred in 2012, for which the comparable 2011 costs were reported as reductions of advisory and administrative fee revenues.

Non-operating investment income

Our non-operating investment income, which includes interest income as well as the recognition of investment gains and losses, was up $47.1 million from the 2011 period. This increase includes $32.6 million in gains realized in the second half of 2012 from the sale of certain of our investments in sponsored funds to seed other sponsored funds in support of our distribution efforts outside the U.S. The balance of the change is primarily attributable to $8.4 million in higher net gains recognized on our cost-method investments and trading securities and $3.8 million in larger dividends earned on our mutual fund investments.

Provision for income taxes

Our effective tax rate for 2012 was 38.4% as compared to 38.2% in 2011. The firm currently estimates its effective tax rate for 2013 will be about 38.5%. Our effective income tax rate reflects the relative contribution of pre-tax income generated by our non-U.S. subsidiaries that are subject to tax rates lower than our U.S. rates. Changes in the relative contribution of pre-tax income from U.S. and non-U.S. sources or changes in tax rates in relevant non-U.S. jurisdictions may affect our effective income tax rate and overall net income in the future.

2011 versus 2010.

Investment advisory revenues were up 15.9%, or $322.2 million, to $2.3 billion in 2011, as average assets under our management increased $74.5 billion to $497.1 billion. The average annualized fee rate earned on our assets under management was 47.3 basis points during 2011 compared to 48.0 basis points earned in 2010. The decrease in our average annualized fee rate was primarily a result of the $11.3 million increase in money market management fees voluntarily waived by the firm in order to maintain a positive yield for fund investors. The firm waived $36.4 million in money market fees in 2011 compared to $25.1 million in 2010.

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

Other operating expenses increased $29.5 million, or 17.5%, from 2010. The charitable contribution made to the T. Rowe Price Foundation in 2011 was higher than in 2010, and we increased our spending on professional fees, information and other third-party services, and travel to meet increasing business demands. The increases in these costs were offset by the $16.4 million charge incurred in 2010 from the one-time contribution made to certain money market funds that did not reoccur in 2011.

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

CAPITAL RESOURCES AND LIQUIDITY.

During 2012, stockholders’ equity increased from $3.4 billion to $3.8 billion. In 2012, we expended $135.2 million to repurchase 2.3 million common shares and paid $2.36 per share in dividends, including a $1.00 per share special dividend paid in December 2012, from existing cash balances and cash generated from operations. Tangible book value is $3.2 billion at

December 31, 2012, and our cash and our fund investment holdings total $2.0 billion. Given the availability of these financial resources, we do not maintain an available external source of liquidity.

At December 31, 2012, we had outstanding commitments to make additional contributions totaling $36.5 million to various investment partnerships in which we have an existing investment. We presently anticipate funding 2013 property and equipment expenditures of about $125 million from our cash balances and operating cash inflows.

2012 versus 2011.

Operating activities during 2012 provided cash flows of $902.8 million, down $45.6 million from 2011, due in part to the $92.7 million in net investments made by the consolidated sponsored funds we seeded during the first half of 2012 for which we have a controlling financial interest. Timing differences in the cash settlement of our accounts receivable and accrued revenues, payables and accrued liabilities, and other assets and liabilities decreased our operating cash flows by $42.5 million compared to the 2011 year. The cash flows from operating activities in 2012 also includes a reduction for the $35.1 million in gains recognized on the sale of certain fund investments as the related cash flow activity is reflected in net cash used in investing activities. These operating cash flow decreases are offset by a $110.4 million increase in net income and increases in non-cash expenses for depreciation, amortization, and stock-based compensation, which are added back to net income to determine cash from operations.

Net cash used in investing activities totaled $310.1 million, up $145.1 million from 2011. We made $218.3 million more net investments in our sponsored funds during 2012 compared with 2011. This increase was offset by greater net cash proceeds of $73.4 million in 2012 from the sale of more debt securities held by our savings bank subsidiary.

Net cash used in financing activities was $611.5 million in 2012, down $87.1 million from the comparable 2011 period. During 2011, we expended $344.5 million more for stock repurchases, including the repurchase of 6.4 million more shares than in 2012. This reduction in cash used was partially offset by the change in customer deposits at our savings bank subsidiary during 2012 compared to 2011 as well as a $285.5 million increase in dividends paid. The increase in dividends paid in 2012 is due to a $.03 increase in our quarterly per-share dividend and the payment of a $1.00 per share special dividend in December 2012. The balance of the decrease from 2011 in cash used is due to greater proceeds and tax benefits related to our stock-based compensation plans on increased exercise activity in late 2012.

2011 versus 2010.

Operating activities during 2011 provided cash flows of $948.4 million, up $215.6 million from 2010, including a $101.0 million increase in net income. The increase also includes an $81.7 million change in the timing differences in the cash settlement of our income taxes, accounts receivable and accrued revenues and payables, and accrued liabilities.

Net cash used in investing activities totaled $165.0 million, down $111.9 million from the 2010 period. Cash flows in 2010 included $143.6 million in cash used to purchase our 26% equity interest in UTI. We spent $35.7 million less in property and equipment expenditures in 2011 compared to 2010 due to the construction of our technology support facility being substantially complete at the end of 2010. These reductions in cash used in 2011 were offset by an increase of $57.0 million in net investments made into our sponsored funds compared to the 2010 period.

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

CONTRACTUAL OBLIGATIONS.

The following table presents a summary of our future obligations (in millions) under the terms of existing operating leases and other contractual cash purchase commitments at December 31, 2012. Other purchase commitments include contractual amounts that will be due for the purchase of goods or services to be used in our operations and may be cancelable at earlier times than those indicated, under certain conditions that may involve termination fees. Because these obligations are generally of a normal recurring nature, we expect that we will fund them from future cash flows from operations. The information presented does not include operating expenses or capital expenditures that will be committed in the normal course of operations in 2013 and future years. The information also excludes the $4.9 million of uncertain tax positions discussed in Note 8 to our consolidated financial statements because it is not possible to estimate the time period in which a payment might be made to the tax authorities.

	Total	2013	2014-15	2016-17	Later
Noncancelable operating leases	$154	$31	$60	$45	$18
Other purchase commitments	127	89	34	4	—
Total	$281	$120	$94	$49	$18

We also have outstanding commitments to fund additional contributions to investment partnerships in which we have an existing investment totaling $36.5 million at December 31, 2012.

CRITICAL ACCOUNTING POLICIES.

The preparation of financial statements often requires the selection of specific accounting methods and policies from among several acceptable alternatives. Further, significant estimates and judgments may be required in selecting and applying those methods and policies in the recognition of the assets and liabilities in our consolidated balance sheets, the revenues and expenses in our consolidated statements of income, and the information that is contained in our significant accounting policies and notes to consolidated financial statements. Making these estimates and judgments requires the analysis of information concerning events that may not yet be complete and of facts and circumstances that may change over time. Accordingly, actual amounts or future results can differ materially from those estimates that we include currently in our consolidated financial statements, significant accounting policies, and notes.

We present those significant accounting policies used in the preparation of our consolidated financial statements as an integral part of those statements within this 2012 Annual Report. In the following discussion, we highlight and explain further certain of those policies that are most critical to the preparation and understanding of our financial statements.

Other-than-temporary impairments of available-for-sale securities. We generally classify our investment holdings in sponsored funds and the debt securities held for investment by our savings bank subsidiary as available-for-sale. At the end of each quarter, we mark the carrying amount of each investment holding to fair value and recognize an unrealized gain or loss as a component of comprehensive income within the consolidated statements of comprehensive income. We next review each individual security position that has an unrealized loss or impairment to determine if that impairment is other than temporary.

In determining whether a mutual fund holding is other-than-temporarily impaired, we consider many factors, including the duration of time it has existed, the severity of the impairment, any subsequent changes in value, and our intent and ability to hold the security for a period of time sufficient for an anticipated recovery in fair value. Subject to the other considerations noted above, with respect to duration of time, we believe a fund holding with an unrealized loss that has persisted daily throughout the six months between quarter-ends is generally presumed to have an other-than-temporary impairment. We may also recognize an other-than-temporary loss of less than six months in our consolidated statements of income if the particular circumstances of the underlying investment do not warrant our belief that a near-term recovery is possible.

An impaired debt security held by our savings bank subsidiary is considered to have an other-than-temporary loss that we will recognize in our consolidated statements of income if the impairment is caused by a change in credit quality that affects our ability to recover our amortized cost or if we intend to sell the security or believe that it is more likely than not that we will be required to sell the security before recovering cost. Minor impairments of 5% or less are generally considered temporary.

Other-than-temporary impairments of equity method investments. We evaluate our equity method investments, including our investment in UTI, for impairment when events or changes in circumstances indicate that the carrying value of the investment exceeds its fair value, and the decline in fair value is other than temporary.

Goodwill. We internally conduct, manage,and report our operations as one investment advisory business. We do not have distinct operating segments or components that separately constitute a business. Accordingly, we attribute goodwill to a single reportable business segment and reporting unit – our investment advisory business.

We evaluate the carrying amount of goodwill in our consolidated balance sheets for possible impairment on an annual basis in the third quarter of each year using a fair value approach. Goodwill would be considered impaired whenever our historical carrying amount exceeds the fair value of our investment advisory business. Our annual testing has demonstrated that the fair value of our investment advisory business (our market capitalization) exceeds our carrying amount (our stockholders’ equity) and, therefore, no impairment exists. Should we reach a different conclusion in the future, additional work would be performed to ascertain the amount of the non-cash impairment charge to be recognized. We must also perform impairment testing at other times if an event or circumstance occurs indicating that it is more likely than not that an impairment has been incurred. The maximum future impairment of goodwill that we could incur is the amount recognized in our consolidated balance sheets, $665.7 million.

Stock options. We recognize stock option-based compensation expense in our consolidated statements of income using a fair value based method. Fair value methods use a valuation model for shorter-term, market-traded financial instruments to theoretically value stock option grants even though they are not available for trading and are of longer duration. The Black-Scholes option-pricing model that we use includes the input of certain variables that are dependent on future expectations, including the expected lives of our options from grant date to exercise date, the volatility of our underlying common shares in the market over that time period, and the rate of dividends that we will pay during that time. Our estimates of these variables are made for the purpose of using the valuation model to determine an expense for each reporting period and are not subsequently adjusted. Unlike most of our expenses, the resulting charge to earnings using a fair value based method is a non-cash charge that is never measured by, or adjusted based on, a cash outflow.

Provision for income taxes. After compensation and related costs, our provision for income taxes on our earnings is our largest annual expense. We operate in numerous states and countries through our various subsidiaries and must allocate our income, expenses, and earnings under the various laws and regulations of each of these taxing jurisdictions. Accordingly, our provision for income taxes represents our total estimate of the liability that we have incurred in doing business each year in all of our locations. Annually, we file tax returns that represent our filing positions with each jurisdiction and settle our return liabilities. Each jurisdiction has the right to audit those returns and may take different positions with respect to income and expense allocations and taxable earnings determinations. From time to time, we may also provide for estimated liabilities associated with uncertain tax return filing positions that are subject to, or in the process of, being audited by various tax authorities. Because the determination of our annual provision is subject to judgments and estimates, it is likely that actual results will vary from those recognized in our financial statements. As a result, we recognize additions to, or reductions of, income tax expense during a reporting period that pertain to prior period provisions as our estimated liabilities are revised and actual tax returns and tax audits are settled. We recognize any such prior period adjustment in the discrete quarterly period in which it is determined.

NEWLY ISSUED BUT NOT YET ADOPTED ACCOUNTING GUIDANCE.

We have also considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our consolidated financial statements, including that which we have not yet adopted. We do not believe that any such guidance will have a material effect on our financial position or results of operation.

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

Our future revenues and results of operations will fluctuate primarily due to changes in the total value and composition of assets under our management. Such changes result from many factors including, among other things: cash inflows and outflows in the T. Rowe Price mutual funds and other managed investment portfolios, fluctuations in global financial markets that result in appreciation or depreciation of the assets under our management, our introduction of new mutual funds and investment portfolios, and changes in retirement savings trends relative to participant-directed investments and defined contribution plans. The ability to attract and retain investors’ assets under our management is dependent on investor sentiment and confidence; the relative investment performance of the Price mutual funds and other managed investment portfolios as compared to competing offerings and market indexes; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; and our level of success in implementing our strategy to expand our business. Our revenues are substantially dependent on fees earned under contracts with the Price funds and could be adversely affected if the independent directors of one or more of the Price funds terminated or significantly altered the terms of the investment management or related administrative services agreements. Non-operating investment income will also fluctuate primarily due to the size of our investments, changes in their market valuations, and any other-than-temporary impairments that may arise or, in the case of our equity method investments, our proportionate share of the investee’s net income.

Our future results are also dependent upon the level of our expenses, which are subject to fluctuation for the following or other reasons: changes in the level of our advertising expenses in response to market conditions, including our efforts to expand our investment advisory business to investors outside the U.S. and to further penetrate our distribution channels within the U.S.; variations in the level of total compensation expense due to, among other things, bonuses, stock option and other equity grants, other incentive awards, changes in our employee count and mix, and competitive factors; any goodwill or other asset impairment that may arise; fluctuation in foreign currency exchange rates applicable to the costs of our international operations; expenses and capital costs, such as technology assets, depreciation, amortization, and research and development, incurred to maintain and enhance our administrative and operating services infrastructure; unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and disruptions of services, including those provided by third parties, such as facilities, communications, power, and the mutual fund transfer agent and accounting systems.

Our business is also subject to substantial governmental regulation, and changes in legal, regulatory, accounting, tax, and compliance requirements may have a substantial effect on our operations and results, including, but not limited to, effects on costs that we incur and effects on investor interest in mutual funds and investing in general or in particular classes of mutual funds or other investments.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The following table (in millions) presents the equity price risk from investments in sponsored funds that are accounted for as available-for-sale securities by assuming a hypothetical decline in the fair values of fund shares. We have chosen to use a variant of each fund's net asset value to quantify the equity price risk as we believe that the volatility in each fund's net asset value best reflects the underlying risk potential as well as the market trends surrounding each fund's investment objective. The potential future loss of value, before any income tax benefits, of our fund investments at year-end was determined by using the lower of each fund’s lowest net asset value per share during 2012 or its net asset value per share at December 31, 2012 reduced by 10%. In considering this presentation, it is important to note that: not all funds experienced their lowest net asset value per share on the same day; it is likely that the composition of the fund investment portfolio would be changed if adverse market conditions persisted; and we could experience future losses in excess of those presented below.

	Fair value 12/31/2012	Percentage of portfolio	Potential lower value	Percentage of portfolio	Potential loss
Stock and blended asset funds	$515.8	45%	$431.6	44%	$84.2	16%
Bond funds	624.3	55%	554.7	56%	69.6	11%
	$1,140.1	100%	$986.3	100%	$153.8	13%

The comparable potential loss of value in 2011 if we would have applied the same methodology noted above would have been $80.1 million on sponsored fund investments of $764.5 million. During 2012, we actually experienced net unrealized gains of $99.9 million.

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

We also hold other investments of $304.7 million at December 31, 2012, including our $139.8 million equity investment in UTI. Given the nature of UTI’s business, should conditions deteriorate in markets in which they operate, we are at risk for loss up to our carrying amount. In addition, our investment in UTI exposes us to foreign currency risk related to translating our proportionate share of its financial statements, which are denominated in Indian rupees (INR), to U.S. dollars (USD) each reporting period. We do not use derivative financial instruments to manage this foreign currency risk, so both positive and negative fluctuations in the INR against the USD will affect accumulated other comprehensive income and the carrying amount of our investment. Our cumulative translation loss, net of tax, at December 31, 2012, was $12.6 million.

We operate in several foreign countries of which the United Kingdom is the most prominent. We incur operating expenses and have foreign currency-denominated assets and liabilities associated with these operations, though our revenues are predominately realized in USD. We do not believe that foreign currency fluctuations materially affect our results of operations.

Item 8.	Financial Statements and Supplementary Data.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2011	12/31/2012
ASSETS
Cash and cash equivalents	$897.9	$879.1
Accounts receivable and accrued revenue	304.5	353.9
Investments in sponsored funds	764.5	1,140.1
Debt securities held by savings bank subsidiary	198.4	136.0
Other investments	206.3	304.7
Property and equipment	567.4	561.0
Goodwill	665.7	665.7
Other assets	165.6	162.3
Total assets	$3,770.3	$4,202.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$82.9	$89.7
Accrued compensation and related costs	63.2	90.8
Income taxes payable	30.0	21.5
Customer deposits at savings bank subsidiary	173.5	154.7
Total liabilities	349.6	356.7

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, undesignated, $.20 par value - authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value - authorized 750,000,000; issued 253,272,000 shares in 2011 and 257,018,000 in 2012	50.7	51.4
Additional capital in excess of par value	502.0	631.0
Retained earnings	2,765.2	3,031.8
Accumulated other comprehensive income	102.8	131.9
Total stockholders' equity	3,420.7	3,846.1
Total liabilities and stockholders' equity	$3,770.3	$4,202.8

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except earnings per share)

	Year ended December 31,
	2010	2011	2012
Revenues
Investment advisory fees	$2,026.8	$2,349.0	$2,592.0
Administrative fees	294.3	321.2	332.6
Distribution and servicing fees	43.2	74.6	96.1
Net revenue of savings bank subsidiary	2.9	2.3	1.8
Net revenues	2,367.2	2,747.1	3,022.5

Operating expenses
Compensation and related costs	860.4	969.8	1,047.6
Advertising and promotion	86.9	90.8	89.8
Distribution and servicing costs	43.2	74.6	96.1
Depreciation and amortization of property and equipment	62.6	72.0	80.9
Occupancy and facility costs	109.1	115.0	124.7
Other operating expenses	168.5	198.0	219.1
Total operating expenses	1,330.7	1,520.2	1,658.2

Net operating income	1,036.5	1,226.9	1,364.3

Non-operating investment income	33.5	23.7	70.8

Income before income taxes	1,070.0	1,250.6	1,435.1
Provision for income taxes	397.8	477.4	551.5
Net income	$672.2	$773.2	$883.6

Earnings per share on common stock
Basic	$2.60	$3.01	$3.47
Diluted	$2.53	$2.92	$3.36

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year ended December 31,
	2010	2011	2012
Net income	$672.2	$773.2	$883.6
Other comprehensive income (loss)
Net unrealized holding gains (losses) on:
Investments in sponsored funds
Net unrealized holding gains (losses)	67.9	(40.2)	99.9
Reclassification adjustment related to capital gain distributions	(2.6)	(5.3)	(4.7)
Reclassification adjustment on net gains realized on dispositions in non-operating investment income	(7.6)	—	(35.1)
Investments in sponsored funds	57.7	(45.5)	60.1
Debt securities held by savings bank subsidiary	—	(.2)	.1
Proportionate share of net unrealized holding gains on securities held by UTI Asset Management Company Limited	—	.4	.2
Total net unrealized holding gains (losses) recognized in other comprehensive income	57.7	(45.3)	60.4
Currency translation adjustment	5.6	(14.2)	(10.7)
Total other comprehensive income (loss) before income taxes	63.3	(59.5)	49.7
Deferred tax benefits (income taxes)	(26.1)	23.2	(20.6)
Total other comprehensive income (loss)	37.2	(36.3)	29.1
Total comprehensive income	$709.4	$736.9	$912.7

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2010	2011	2012
Cash flows from operating activities
Net income	$672.2	$773.2	$883.6
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	62.6	72.0	80.9
Stock-based compensation expense	89.5	98.7	104.1
Intangible asset amortization	.4	.4	.4
Realized gains on the dispositions of sponsored funds	(7.6)	—	(35.1)
Changes in securities held by consolidated sponsored investment portfolios	—	—	(92.7)
Changes in accounts receivable and accrued revenue	(62.5)	2.8	(49.7)
Changes in payables and accrued liabilities	26.7	(4.9)	35.3
Other changes in assets and liabilities	(48.5)	6.2	(24.0)
Net cash provided by operating activities	732.8	948.4	902.8

Cash flows from investing activities
Investment in UTI Asset Management Company Limited	(143.6)	—	—
Investments in sponsored funds	(26.3)	(62.2)	(498.5)
Dispositions of sponsored funds	21.2	.1	218.1
Investments in debt securities held by savings bank subsidiary	(55.7)	(65.0)	(31.1)
Proceeds from debt securities held by savings bank subsidiary	53.6	52.0	91.5
Other investments made	(11.3)	(9.4)	(18.5)
Proceeds from other investments	3.2	1.8	5.3
Additions to property and equipment	(118.0)	(82.3)	(76.9)
Net cash used in investing activities	(276.9)	(165.0)	(310.1)

Cash flows from financing activities
Repurchases of common stock	(240.0)	(479.7)	(135.2)
Common share issuances under stock-based compensation plans	83.0	50.6	86.6
Excess tax benefits from stock-based compensation plans	50.7	35.3	59.3
Dividends	(278.9)	(317.9)	(603.4)
Change in savings bank subsidiary deposits	(.9)	13.1	(18.8)
Net cash used in financing activities	(386.1)	(698.6)	(611.5)

Cash and cash equivalents
Net change during year	69.8	84.8	(18.8)
At beginning of year	743.3	813.1	897.9
At end of year	$813.1	$897.9	$879.1

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balances at December 31, 2009	258,534	$51.7	$488.5	$2,240.1	$101.9	$2,882.2
Net income				672.2		672.2
Other comprehensive income, net of tax					37.2	37.2
Dividends				(278.9)		(278.9)
Common stock-based compensation plans activity
Shares issued upon option exercises	4,933	1.0	85.5			86.5
Restricted shares issued, net of shares withheld for taxes	234.0		(1.8)			(1.8)
Shares issued upon vesting of restricted stock units	71.0		(1.3)			(1.3)
Forfeiture of restricted awards	(14)	.0	.0			—
Net tax benefits			50.9			50.9
Stock-based compensation expense			89.5			89.5
Common shares repurchased	(4,998)	(1.0)	(205.0)	(34.0)		(240.0)
Balances at December 31, 2010	258,760	51.7	506.3	2,599.4	139.1	3,296.5
Net income				773.2		773.2
Other comprehensive income, net of tax					(36.3)	(36.3)
Dividends				(317.9)		(317.9)
Common stock-based compensation plans activity
Shares issued upon option exercises	2,920.6		54.1			54.7
Restricted shares issued, net of shares withheld for taxes	224.1		(3.0)			(2.9)
Shares issued upon vesting of restricted stock units	92.0		(1.5)			(1.5)
Forfeiture of restricted awards	(29)	.0	.0			—
Net tax benefits			35.9			35.9
Stock-based compensation expense			98.7			98.7
Common shares repurchased	(8,695)	(1.7)	(188.5)	(289.5)		(479.7)
Balances at December 31, 2011	253,272	50.7	502.0	2,765.2	102.8	3,420.7
Net income				883.6		883.6
Other comprehensive income, net of tax					29.1	29.1
Dividends				(603.6)		(603.6)
Common stock-based compensation plans activity
Shares issued upon option exercises	5,239	1.1	91.5			92.6
Restricted shares issued, net of shares withheld for taxes	734.1		(4.1)			(4.0)
Shares issued upon vesting of restricted stock units	101.0		(2.0)			(2.0)
Forfeiture of restricted awards	(26)	.0	.0			—
Net tax benefits			60.8			60.8
Stock-based compensation expense			104.1			104.1
Common shares repurchased	(2,302)	(.5)	(121.3)	(13.4)		(135.2)
Balances at December 31, 2012	257,018	$51.4	$631.0	$3,031.8	$131.9	$3,846.1

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

T. Rowe Price Group derives its consolidated revenues and net income primarily from investment advisory services that its subsidiaries provide to individual and institutional investors in the sponsored T. Rowe Price U.S. mutual funds and other investment portfolios. We also provide our investment advisory clients with related administrative services, including distribution, mutual fund transfer agent, accounting and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; brokerage; and trust services.

Investment advisory revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations.

BASIS OF PREPARATION.

These consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the U.S. These principles require that we make certain estimates and assumptions. Actual results may vary from our estimates. Certain 2011 amounts have been reclassed to conform with 2012 presentation.

NEW FINANCIAL REPORTING GUIDANCE.

On January 1, 2012, we adopted new financial reporting guidance related to the presentation of comprehensive income in our consolidated financial statements. The new guidance requires net income and other comprehensive income to be presented in either a single-continuous statement of comprehensive income or two separate, but consecutive, statements of income and comprehensive income. We elected to present the components of comprehensive income in a separate statement following our consolidated statements of income. Additional disclosures required by this new guidance are included in Note 12. In accordance with the guidance, the presentation of all prior year information has been revised to conform with the new presentation.

We also adopted new reporting guidance that clarified how to measure financial instruments at fair value and expanded the required fair value measurement disclosures. The adoption of the new measurement guidance did not have an impact on our consolidated financial statements. However, we now disclose in Note 6 the level of the fair value hierarchy in which the inputs used in determining the disclosed fair value of customer deposits at our savings bank subsidiary can be categorized.

CONSOLIDATION.

Our financial statements include the accounts of all subsidiaries and sponsored products in which we have a controlling financial interest. We are generally considered to have a controlling financial interest when we own a majority of the voting interest in an entity. All material intercompany accounts and transactions are eliminated in consolidation.

CASH EQUIVALENTS.

Cash equivalents consist primarily of short-term, highly liquid investments in our sponsored money market mutual funds. The cost of these funds is equivalent to fair value.

INVESTMENTS IN SPONSORED FUNDS.

We value our investments in sponsored funds at the quoted closing net asset value, or NAV, per share of each fund as of the balance sheet date, and generally classify these holdings as available-for-sale. Changes in net unrealized holding gains (losses) on these investments are recognized in accumulated other comprehensive income.

We review the carrying amount of each investment on a quarterly basis and recognize an impairment charge in non-operating investment income whenever an unrealized loss is considered other than temporary. In determining whether a fund holding is other-than-temporarily impaired, we consider various factors, including the duration of time it has existed, the severity of the impairment, any subsequent changes in value, and our intent and ability to hold the fund for a period of time sufficient for an anticipated recovery in fair value. Subject to the other considerations noted above, with respect to duration of time, we believe a fund holding with an unrealized loss that has persisted daily throughout the six months between quarter-ends is generally presumed to have an other-than-temporary impairment. We may also recognize an other-than-temporary loss if particular circumstances of the underlying investment do not warrant our belief that a near-term recovery is possible.

DEBT SECURITIES HELD BY SAVINGS BANK SUBSIDIARY.

Our investments in marketable debt securities, including mortgage- and other asset-backed securities held by our savings bank subsidiary, are classified as available-for-sale and reported at fair value. Changes in net unrealized holding gains (losses) on these debt securities are recognized in accumulated other comprehensive income.

These debt securities are generally traded in the over-the-counter market. Securities with remaining maturities of one year or more at the time of acquisition are valued by us based on prices furnished by dealers who make markets in such securities or by an independent pricing service, which considers the yield or price of bonds of comparable quality, coupon, maturity, and type, as well as prices quoted by dealers who make markets in such securities. Securities with remaining maturities of less than one year at the time of acquisition generally are valued at amortized cost, which approximates fair value; however, if amortized cost is deemed not to reflect fair value, such securities are valued by us based generally on prices furnished by dealers who make markets in such securities or by an independent pricing service. Our investment valuation policies, methods, and sources are the same as those employed by the sponsored mutual funds to price similar investment holdings.

We review the carrying amount of each investment on a quarterly basis. We will recognize an impairment charge in non-operating investment income if the impairment is caused by a change in credit quality that affects our ability to recover our amortized cost. An impairment charge will also be taken if we intend to sell the security before its maturity, which generally correlates to the maturities of our customer deposits, or if we believe that it is more likely than not that we will be required to sell the security before recovering cost.

OTHER INVESTMENTS.

Those other investments to which we do not exercise significant influence over the operating and financial policies of the investee are recognized using the cost method of accounting.

Investments that give us the ability to exercise significant influence over the operating and financial policies of the investee are recognized using the equity method of accounting. The carrying value of these investments are adjusted to reflect our proportionate share of net income or loss, any unrealized gain or loss resulting from the translation of foreign denominated financial statements into U.S. dollars, and dividends received. Our proportionate share of income or loss is included in non-operating investment income in the consolidated statements of income. As permitted under existing accounting guidance, we adopted a policy by which we recognize our share of UTI Asset Management Company Limited’s (UTI) earnings on a quarter lag as current financial information is not available in a timely manner. The basis difference between our carrying value and our proportionate share of UTI’s book value is primarily related to consideration paid in excess of the stepped-up basis of assets and liabilities on the date of purchase.

We evaluate our equity and cost method investments for impairment when events or changes in circumstances indicate that the carrying value of the investment exceeds its fair value, and the decline in fair value is other than temporary.

We make initial seed investments in sponsored investment portfolios at the portfolio's formation. If we are deemed to have a controlling financial interest, we will consolidate the investment, and the underlying individual securities are accounted for as trading securities. We will also classify certain other seed investments in which we do not have a controlling financial interest as trading if we expect to hold them for only a short period of time. These investments are carried at fair value, with changes in fair value recognized in non-operating investment income. The valuation policies, methods, and sources for these investments are the same as those employed by the sponsored funds to price similar investment holdings as further described under our revenue recognition policy below.

CONCENTRATIONS OF RISK.

Concentration of credit risk in accounts receivable is believed to be minimal in that our clients generally have substantial assets, including those in the investment portfolios that we manage for them.

Our investments in sponsored funds and investments held as trading expose us to market risk in the form of equity price risk, that is, the potential future loss of value that would result from a decline in the fair value of each fund or its underlying net assets. Each fund and its underlying net assets are also subject to market risk, which may arise from changes in equity prices, credit ratings, foreign currency exchange rates, and interest rates.

Investments by our savings bank subsidiary in debt securities expose us to market risk, which may arise from changes in credit ratings and interest rates.

PROPERTY AND EQUIPMENT.

Property and equipment is stated at cost net of accumulated depreciation and amortization computed using the straight-line method. Provisions for depreciation and amortization are based on the following weighted-average estimated useful lives: computer and communications software and equipment, 4 years; buildings and improvements, 32 years; leasehold improvements, 8 years; furniture and other equipment, 6 years; and leased land, 99 years.

GOODWILL.

We evaluate the carrying amount of goodwill in our consolidated balance sheets for possible impairment on an annual basis in the third quarter of each year using a fair value approach. Our evaluations have indicated that no impairment exists.

We internally conduct, manage, and report our operations as one investment advisory business. We do not have distinct operating segments or components that separately constitute a business. Accordingly, we attribute goodwill to a single reportable business segment and reporting unit – our investment advisory business.

REVENUE RECOGNITION.

Fees for investment advisory services, which are based on a percentage of assets under management, and related administrative services that we provide to investment advisory clients, including our sponsored funds, are recognized in the period that our services are provided.

Our assets under management are valued in accordance with a valuation and pricing policy that defines the valuation and pricing processes for each major type of investment held in our sponsored mutual funds and other client investment portfolios. Fair values used in our processes are primarily determined from quoted market prices; prices furnished by dealers who make markets in such securities; or from data provided by an independent pricing service that considers yield or price of investments of comparable quality, coupon, maturity, and type. Investments for which market prices are not readily available are not a material portion of our total assets under management.

Distribution and servicing fees earned from 12b-1 plans of the Advisor, R, and VIP II classes of our sponsored mutual funds are recognized in the period that they are earned, which is the same period that the related mutual funds recognize their expense. These fees are offset entirely by the distribution and servicing costs paid to third-party financial intermediaries that source the assets of these share classes.

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

STOCK-BASED COMPENSATION.

We maintain three stockholder approved employee long-term incentive plans (2012 Long-Term Incentive Plan, 2004 Stock Incentive Plan, and 2001 Stock Incentive Plan, collectively the LTI Plans) and two stockholder approved non-employee director plans (2007 Non-Employee Director Equity Plan and 1998 Director Stock Option Plan). We believe that our stock-based compensation programs align the interests of our employees and directors with those of our common stockholders. As of December 31, 2012, a total of 17,752,085 shares were available for future grant under the 2012 Long-Term Incentive Plan and 2007 Non-Employee Director Equity Plan.

Under our LTI Plans, we have issued restricted shares and restricted stock units to employees that convert to shares after vesting. Vesting of these awards is based on the individual continuing to render service over a four-to six-year graded schedule. All restricted shareholders and restricted stock unit holders receive non-forfeitable cash dividends and cash dividend-equivalents, respectively, on our dividend payable date.

In 2012, we began granting performance-based restricted shares and restricted stock units to certain executive officers in which the number of restricted shares or restricted stock units ultimately retained is determined based on achievement of certain performance thresholds. The number of restricted shares or restricted stock units retained are also subject to the same time-based vesting requirement as the other restricted shares or restricted stock units described above. Cash dividends and cash dividend-equivalents are accrued and paid to the holders of performance-based restricted shares and restricted stock units only after the performance period has lapsed and the performance thresholds have been met.

Under our LTI plans, we have granted qualified incentive and nonqualified fixed stock options with a maximum term of 10 years to employees. Vesting of our employee option grants is based on the individual continuing to render service and generally occurs over a five- to six-year graded schedule. The exercise price of each option granted is equivalent to the market price of the common stock at the date of grant.

We grant options, with a maximum term of 10 years, restricted shares and restricted stock units to non-employee directors under the stockholder approved 2007 Non-Employee Director Plan. These grants vest over 6 months to one year, and in the case of restricted stock units, are settled upon the non-employee directors’ departure from the board. Non-employee directors holding restricted shares receive non-forfeitable dividends while restricted stock unit holders are issued non-forfeitable dividend equivalents in the form of vested stock units on our dividend payable date.

We recognize the grant-date fair value of these awards as compensation expense ratably over the awards' service period. The expense recognized includes an estimate of awards that will be forfeited. Both time-based and performance-based restricted shares and units are valued on the grant-date using the closing market price of our common stock, though consideration is also given to the probability of the performance thresholds being met when valuing the performance-based restricted awards and units. We used the Black-Scholes option-pricing model to estimate the fair value of each option grant, including reloads, as follows:

	Weighted average
	2010	2011	2012
Grant-date fair value per option awarded, including reload grants	$14.26	$17.94	$16.27
Assumptions used:
Expected life in years	6.7	6.9	6.8
Expected volatility	32%	33%	32%
Dividend yield	2.1%	1.9%	2.1%
Risk-free interest rate	2.7%	2.2%	1.3%
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

EARNINGS PER SHARE.

We compute our basic and diluted earnings per share under the two-class method, which considers our outstanding restricted shares and stock units, on which we pay non-forfeitable dividends, as if they were a separate class of stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	– CASH EQUIVALENTS.

Cash equivalent investments in our sponsored money market mutual funds aggregate $823.2 million at December 31, 2011, and $732.8 million at December 31, 2012. Dividends earned on these investments were $.1 million in 2010, 2011, and 2012.

NOTE 2	– INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Accounts receivable from our sponsored mutual funds in the U.S. for advisory fees and advisory-related administrative services aggregate $155.9 million at December 31, 2011, and $184.0 million at December 31, 2012.

Revenues (in millions) from advisory services provided under agreements with our sponsored mutual funds in the U.S. and other investment clients include:

	2010	2011	2012
Sponsored mutual funds in the U.S.
Stock and blended asset	$1,116.3	$1,304.5	$1,437.6
Bond and money market	278.0	303.1	352.7
	1,394.3	1,607.6	1,790.3
Other portfolios
Stock and blended asset	514.4	604.8	635.1
Bond, money market, and stable value	118.1	136.6	166.6
	632.5	741.4	801.7
Total	$2,026.8	$2,349.0	$2,592.0

The following table summarizes the various investment portfolios and assets under management (in billions) on which we earn advisory fees.

	Average during			As of December 31,
	2010	2011	2012	2011	2012
Sponsored mutual funds in the U.S.
Stock and blended asset	$184.7	$217.6	$241.6	$211.7	$256.9
Bond and money market	66.1	74.5	85.0	77.7	90.0
	250.8	292.1	326.6	289.4	346.9
Other portfolios
Stock and blended asset	126.2	149.6	158.0	140.7	164.2
Bond, money market, and stable value	45.6	55.4	64.8	59.4	65.7
	171.8	205.0	222.8	200.1	229.9
Total	$422.6	$497.1	$549.4	$489.5	$576.8

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for 9.5% of our assets under management at December 31, 2012.

Fees for advisory-related administrative services provided to our sponsored mutual funds in the U.S. were $223.6 million in 2010, $247.0 million in 2011, and $258.3 million in 2012. Distribution and other servicing fees earned from certain classes of our sponsored mutual funds in the U.S. were $43.2 million in 2010, $74.6 million in 2011, and $96.1 million in 2012.

NOTE 3	– INVESTMENTS IN SPONSORED FUNDS.

Our investments (in millions) in sponsored funds accounted for as available-for-sale at December 31 include:

	Aggregate cost	Unrealized holding		Aggregate fair value
		gains	losses
2011
Stock and blended asset funds	$281.7	$137.0	$(.8)	$417.9
Bond funds	310.6	38.5	(2.5)	346.6
Total	$592.3	$175.5	$(3.3)	$764.5

2012
Stock and blended asset funds	$336.9	$178.9	$—	$515.8
Bond funds	570.9	53.4	—	624.3
Total	$907.8	$232.3	$—	$1,140.1

The unrealized holding losses at December 31, 2011 are attributable to ten fund holdings with an aggregate fair value of $86.3 million and were considered temporary.

Dividends, excluding capital gain distributions, earned on sponsored mutual fund investments totaled $10.3 million in 2010, $10.6 million in 2011, and $11.8 million in 2012.

NOTE 4	– SAVINGS BANK SUBSIDIARY.

DEBT SECURITIES.

Our savings bank subsidiary holds investments in marketable debt securities, including mortgage- and other asset-backed securities, which are accounted for as available-for-sale. The following table (in millions) details the components of these investments at December 31.

	2011		2012
	Fair value	Unrealized holding gains (losses)	Fair value	Unrealized holding gains (losses)
Investments with temporary impairment (18 securities in 2012) of
Less than 12 months	$22.8	$(.2)	$6.4	$.0
12 months or more	6.3	(.2)	1.0	.0
Total	29.1	(.4)	7.4	.0
Investments with unrealized holding gains	169.3	3.5	128.6	3.2
Total	$198.4	$3.1	$136.0	$3.2
Aggregate cost	$195.3		$132.8

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

NET REVENUE.

Net revenue (in millions) includes the following:

	2010	2011	2012
Investment income from debt securities	$6.4	$5.4	$4.1
Interest expense on customer deposits	3.5	3.1	2.3
Net revenue	$2.9	$2.3	$1.8

NOTE 5	– OTHER INVESTMENTS.

These investments (in millions) at December 31 include:

	2011	2012
Cost method investments
10% interest in Daiwa SB Investments Ltd. (Japan)	$13.6	$12.7
Other investments	39.9	46.5
Equity method investments
26% interest in UTI Asset Management Company Limited (India)	144.8	139.8
Other investments	2.6	9.4
Investments held as trading
Sponsored mutual fund investments	4.4	2.6
Securities held by consolidated sponsored investment portfolios	—	92.7
U.S. Treasury note	1.0	1.0
Total	$206.3	$304.7

At December 31, 2012, we had outstanding commitments to make additional contributions totaling $36.5 million to various investment partnerships in which we have an existing investment.

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

These levels are not necessarily an indication of the risk or liquidity associated with our investments. There were no transfers in or out of the levels in 2011 or 2012. The following table summarizes our investments (in millions) that are recognized in our consolidated balance sheets at year end using fair value measurements determined based on the differing levels of inputs.

	Level 1	Level 2
2011
Cash equivalents	$823.2
Investments in sponsored funds	764.5
Investments held as trading	4.4
Debt securities held by savings bank subsidiary	—	$198.4
Total	$1,592.1	$198.4

2012
Cash equivalents	$732.8
Investments in sponsored funds	1,140.1
Investments held as trading	18.1	$77.2
Debt securities held by savings bank subsidiary	—	136.0
Total	$1,891.0	$213.2

Customer deposits at our savings bank subsidiary are not measured at fair value in our consolidated balance sheets. The estimated fair value of these deposits, based on discounting expected cash outflows at maturity dates that range up to five years using current interest rates offered for deposits with the same dates of maturity, was $176.9 million at December 31, 2011, and $157.8 million at December 31, 2012. The fair value was determined using Level 2 inputs.

NOTE 7	– PROPERTY AND EQUIPMENT.

Property and equipment (in millions) at December 31 consists of:

	2011	2012
Computer and communications software and equipment	$357.1	$369.1
Buildings and improvements	391.5	394.9
Leasehold improvements	95.3	101.8
Furniture and other equipment	100.0	106.0
Land	40.3	40.3
Leased land	2.7	2.7
	986.9	1,014.8
Less accumulated depreciation and amortization	419.5	453.8
Total	$567.4	$561.0

Compensation and related costs attributable to the development of computer software for internal use totaling $8.1 million in 2010, $7.5 million in 2011, and $14.9 million in 2012 have been capitalized.

We occupy certain office facilities and lease computer and other equipment under noncancelable operating leases. Related rental expense was $29.6 million in 2010, $26.5 million in 2011, and $28.3 million in 2012. Future minimum payments under these leases aggregate $31.0 million in 2013, $31.1 million in 2014, $28.7 million in 2015, $27.5 million in 2016, $17.7 million in 2017, and $17.8 million in later years.

NOTE 8	– INCOME TAXES.

The provision for income taxes (in millions) consists of:

	2010	2011	2012
Current income taxes
U.S. federal	$323.4	$375.8	$437.3
Foreign	50.1	29.9	31.3
State and local	47.5	68.8	73.8
Deferred income taxes (tax benefits)	(23.2)	2.9	9.1
Total	$397.8	$477.4	$551.5

Deferred income taxes (tax benefits) arise from temporary differences between taxable income for financial statement and income tax return purposes. Deferred tax benefits in 2010 include $27.6 million relating to the recognition of stock-based compensation expense. Deferred income taxes in 2011 include $13.9 million related to property and equipment offset by deferred tax benefits of $15.1 million related to the recognition of stock-based compensation expense. Deferred income taxes in 2012 include $14.2 million from the reversal of deferred tax assets related to other-than-temporary impairments previously recognized on sponsored fund investments that were sold in 2012. These deferred income taxes were offset by deferred tax benefits of $5.2 million related to accrued compensation.

The following table reconciles the statutory federal income tax rate to the effective income tax rate.

	2010	2011	2012
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes for current year, net of federal income tax benefits	3.0	3.5	3.5
Other items	(.8)	(.3)	(.1)
Effective income tax rate	37.2%	38.2%	38.4%

The net deferred tax asset recognized in our consolidated balance sheets in other assets includes the following (in millions) at December 31.

	2011	2012
Deferred tax liabilities
Related to property and equipment	$(31.5)	$(31.0)
Recognized in other comprehensive income on net unrealized holding gains	(67.3)	(91.6)
Other	(11.6)	(14.1)
	(110.4)	(136.7)
Deferred tax assets
Related to stock-based compensation	131.8	134.5
Related to other-than-temporary impairments of investments in sponsored funds	49.1	34.9
Related to accrued compensation	2.9	8.1
Recognized in other comprehensive income on cumulative translation adjustment	3.0	6.7
Other	4.2	3.2
	191.0	187.4
Net deferred tax asset	$80.6	$50.7

A deferred tax liability for unremitted earnings of our foreign subsidiaries has not been recognized, as it is our intention to indefinitely reinvest these earnings outside the U.S. The unremitted earnings of these subsidiaries are estimated to be $212.3 million at December 31, 2012. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the entity was sold or otherwise transferred, we would be subject to U.S. income taxes, less any foreign tax credits. Determination of the amount of the unrecognized deferred tax liability related to these earnings is not practicable.

Other assets also include tax refund receivables of $20.1 million at December 31, 2011, and $45.0 million at December 31, 2012.

Cash outflows from operating activities include income taxes paid of $383.0 million in 2010, $430.1 million in 2011, and $514.9 million in 2012.

Additional income tax benefits of $51.9 million in 2010, $36.3 million in 2011, and $60.9 million in 2012 arising from stock-based compensation plans activity reduced the amount of income taxes that would have otherwise been payable.

The following table summarizes the changes in our unrecognized tax benefits (in millions).

	2010	2011	2012
Balance at beginning of year	$7.0	$3.8	$4.7
Changes in tax positions related to
Current year	.8	.9	.9
Prior years	(4.0)	.4	.2
Expired statute of limitations	—	(.4)	(.9)
Balance at year end	$3.8	$4.7	$4.9

If recognized, these tax benefits would affect our effective tax rate; however, we do not expect that unrecognized tax benefits for tax positions taken with respect to 2012 and prior years will significantly change in 2013. The U.S. has concluded examinations related to federal tax obligations through the year 2009. Net interest recoverable recognized in our consolidated balance sheets was $5.9 million at December 31, 2011, and $6.3 million at December 31, 2012. Our accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as part of our provision for income taxes. Interest recognized as part of our provision for income taxes was not material.

NOTE 9	– STOCKHOLDERS' EQUITY.

SHARE REPURCHASES.

The Board of Directors has authorized the future repurchase of up to 11,413,467 common shares as of December 31, 2012.

DIVIDENDS.

Regular cash dividends declared per share were $1.08 in 2010, $1.24 in 2011, and $1.36 in 2012. In December 2012, the Board of Directors also declared a special dividend of $1.00 per share, which was paid on December 28, 2012.

RESTRICTED CAPITAL.

Our consolidated stockholders' equity at December 31, 2012, includes about $114 million that is restricted as to use by various regulations and agreements arising in the ordinary course of our business.

NOTE 10	– STOCK-BASED COMPENSATION.

EFFECT OF SPECIAL DIVIDEND.

In accordance with the anti-dilution provisions of our LTI Plans and the non-employee director plans, the number of shares authorized for these plans and the number of options outstanding as of the special dividend's ex-dividend date (December 13, 2012) and their exercise price were adjusted to neutralize the effect of the special dividend. The adjustment resulted in an increase of 549,877 in options outstanding on the ex-dividend date, and no incremental compensation expense.

SHARES AUTHORIZED FOR STOCK-BASED COMPENSATION PROGRAMS.

At December 31, 2012, 53,012,986 shares of unissued common stock were authorized for issuance under our stock-based compensation plans. Additionally, 3,412,508 shares are authorized for issuance under a plan whereby substantially all employees may acquire common stock through payroll deductions at prevailing market prices.

STOCK OPTIONS.

The following table summarizes the status of and changes in our stock option grants during 2012. All numbers have been adjusted to reflect the effect of the special dividend as noted above.

	Options	Weighted- average exercise price	Weighted-average remaining contractual term in years
Outstanding at beginning of year	39,734,010	$44.71
Semiannual grants	3,536,967	$61.44
Reload grants	150,870	$62.60
New hire grants	50,210	$61.27
Non-employee director grants	16,248	$63.07
Exercised	(8,127,009)	$34.23
Forfeited	(676,650)	$51.75
Expired	(62,211)	$63.17
Outstanding at end of year	34,622,435	$48.82	6.1
Exercisable at end of year	20,344,305	$45.48	4.8

Compensation and related costs includes a charge for stock option-based compensation expense of $71.5 million in 2010, $79.5 million in 2011, and $74.5 million in 2012, including $3.2 million, $.5 million, and $.8 million, respectively, for reload option grants.

The total intrinsic value of options exercised was $189.4 million in 2010, $123.5 million in 2011, and $239.6 million in 2012. At December 31, 2012, the aggregate intrinsic value of in-the-money options outstanding was $575.9 million, including $402.0 million related to options exercisable.

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of and changes in our nonvested restricted shares and restricted stock units during 2012.

	Restricted shares	Restricted stock units	Weighted- average fair value
Nonvested at beginning of year	637,393	351,017	$51.83
Granted to employees and directors	796,717	399,075	$62.41
Vested (value at vest date was $24.5 million)	(246,903)	(136,275)	$50.90
Forfeited	(26,043)	(16,775)	$55.82
Nonvested at end of year	1,161,164	597,042	$59.13

The table above includes 24,000 performance-based restricted shares and 70,875 performance-based restricted stock units with a weighted-average fair value of $62.41 granted in 2012 to certain executive officers. All were nonvested at December 31, 2012.

Compensation and related costs includes expenses for restricted shares and restricted stock units of $18.0 million in 2010, $19.2 million in 2011, and $29.6 million in 2012.

At December 31, 2012, non-employee directors held 41,424 vested stock units that will convert to common shares upon their separation from the Board.

FUTURE STOCK–BASED COMPENSATION EXPENSE.

The following table presents the compensation expense (in millions) to be recognized over the remaining vesting periods of the stock-based awards outstanding at December 31, 2012. Estimated future compensation expense will change to reflect future option grants, including reloads; future awards of unrestricted shares, restricted shares, and restricted stock units; changes in estimated forfeitures; and adjustments for actual forfeitures.

First quarter 2013	$23.0
Second quarter 2013	22.9
Third quarter 2013	22.7
Fourth quarter 2013	18.0
Total 2013	86.6
2014 through 2017	88.1
Total	$174.7

NOTE 11	– EARNINGS PER SHARE CALCULATIONS.

The following table presents the reconciliation (in millions) of our net income to net income allocated to our common stockholders and the weighted-average shares (in millions) that are used in calculating the basic and the diluted earnings per share on our common stock. Weighted-average common shares outstanding assuming dilution reflects the potential additional dilution, determined using the treasury stock method that could occur if outstanding stock options were exercised.

	2010	2011	2012
Net income	$672.2	$773.2	$883.6
Less: net income allocated to outstanding restricted share and stock unit holders	(2.8)	(3.5)	(5.5)
Net income allocated to common stockholders	$669.4	$769.7	$878.1

Weighted-average common shares
Outstanding	257.2	255.6	253.4
Outstanding assuming dilution	265.1	263.3	261.0

The following table shows the weighted-average outstanding stock options (in millions) and their average exercise price that are excluded from the calculation of diluted earnings per common share, as the inclusion of such shares would be anti-dilutive.

	2010	2011	2012
Weighted-average outstanding stock options excluded	12.4	7.2	5.4
Average exercise price	$52.07	$60.03	$65.67

NOTE 12	– OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME.

The following table presents the deferred tax benefit (income tax) impact of the components (in millions) of other comprehensive income.

	2010	2011	2012
Deferred tax benefit (income taxes) on
Net unrealized holding gains or losses	$(28.0)	$16.1	$(39.7)
Capital gain distributions	1.0	2.1	1.8
Reclassification adjustment on net gains or losses realized on dispositions in non-operating investment income	2.9	—	13.6
Deferred tax benefits (income taxes) on net unrealized holding gains or losses recognized in other comprehensive income	(24.1)	18.2	(24.3)
Deferred tax benefit (expense) on currency translation adjustment	(2.0)	5.0	3.7
Total deferred tax benefits (income taxes)	$(26.1)	$23.2	$(20.6)

The changes in accumulated other comprehensive income (in millions), by component, for each year ended December 31 are presented below.

	2009	Other comprehensive income, net of tax	2010	Other comprehensive loss, net of tax	2011	Other comprehensive income, net of tax	2012
Net unrealized holding gains on
Investments in sponsored funds	$160.0	$57.7	$217.7	$(45.5)	$172.2	$60.1	$232.3
Debt securities held by savings bank subsidiary	3.3	—	3.3	(.2)	3.1	.1	3.2
Proportionate share of investments held by UTI	—	—	—	.4	.4	.2	.6
	163.3	57.7	221.0	(45.3)	175.7	60.4	236.1
Deferred income taxes	(61.4)	(24.1)	(85.5)	18.2	(67.3)	(24.3)	(91.6)
Net unrealized holding gains, net of taxes	101.9	33.6	135.5	(27.1)	108.4	36.1	144.5
Currency translation adjustment, net of taxes	—	3.6	3.6	(9.2)	(5.6)	(7.0)	(12.6)
Accumulated other comprehensive income	$101.9	$37.2	$139.1	$(36.3)	$102.8	$29.1	$131.9

The currency translation adjustment results from translating our proportionate share of the financial statements of UTI, our equity method investment, into U.S. dollars. Assets and liabilities are translated into U.S. dollars using year-end exchange rates, and revenues and expenses are translated using weighted-average exchange rates for the period.

NOTE 13	– OTHER DISCLOSURES.

CONTINGENCIES.

From time to time, various claims against us arise in the ordinary course of business, including employment-related claims. In the opinion of management, after consultation with counsel, the likelihood that an adverse determination in one or more pending claims would have a material adverse effect on our financial position or results of operations is remote.

RETIREMENT PLANS.

Compensation and related costs includes expense recognized for our defined contribution retirement plans of $48.2 million in 2010, $54.5 million in 2011, and $58.2 million in 2012.

NOTE 14	– SUPPLEMENTARY QUARTERLY FINANCIAL DATA (Unaudited).

	Net revenues	Net income	Basic earnings on common stock	Diluted earnings on common stock
	(in millions)		(per-share)
2011
1st quarter	$682.4	$194.6	$.75	$.72
2nd quarter	$713.7	$204.7	$.79	$.76
3rd quarter	$679.4	$185.5	$.73	$.71
4th quarter	$671.6	$188.4	$.74	$.73

2012
1st quarter	$728.7	$197.5	$.78	$.75
2nd quarter	$736.8	$206.8	$.81	$.79
3rd quarter	$769.7	$247.3	$.97	$.94
4th quarter	$787.3	$232.0	$.90	$.88

The sums of quarterly earnings per share do not equal annual earnings per share because the computations are done independently.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:

We have audited the accompanying consolidated balance sheets of T. Rowe Price Group, Inc. and subsidiaries (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 5, 2013, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland
February 5, 2013

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9A.  Controls and Procedures.
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of December 31, 2012, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including our Form 10-K annual report, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the fourth quarter of 2012, and has concluded that there was no change during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s report on our internal control over financial reporting and the attestation report of KPMG LLP follow.

Item 9B. Other Information.

None.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders of T. Rowe Price Group, Inc.:

We, together with other members of management of T. Rowe Price Group, Inc., are responsible for establishing and maintaining adequate internal control over the company’s financial reporting. Internal control over financial reporting is the process designed under our supervision, and effected by the company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2012, in relation to criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, we believe that the company’s internal control over financial reporting was effective as of December 31, 2012.

KPMG LLP, an independent registered public accounting firm, has audited our financial statements that are included in this annual report and expressed an unqualified opinion thereon. KPMG has also expressed an unqualified opinion on the effective operation of our internal control over financial reporting as of December 31, 2012.

 February 5, 2013

/s/ James A.C. Kennedy
Chief Executive Officer and President

/s/ Kenneth V. Moreland
Vice President, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:

We have audited T. Rowe Price Group, Inc. and subsidiaries’ (“the Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, T. Rowe Price Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 5, 2013, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baltimore, Maryland
February 5, 2013

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item as to the identification of our executive officers is furnished in a separate item at the end of Part I of this Report. Other information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2013 Annual Meeting of our stockholders.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accountant Fees and Services.

Information required by these items are incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2013 Annual Meeting of our stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report.

(1)	Financial Statements: See Item 8 of Part II of this report.

(2)	Financial Statement Schedules: None.

(3)
The following exhibits required by Item 601 of Regulation S-K are filed herewith, except for Exhibit 32 that is furnished herewith. Management contracts and compensatory plans and arrangements are filed as Exhibits 10.07 through 10.18.4.

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

10.03
Transfer Agency and Service Agreement as of January 1, 2012, between T. Rowe Price Services, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 26, 2012; File No. 033-38791.)

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

10.08
Statements of additional terms and conditions for awards granted under the Amended and Restated 2007 Non-Employee Director Equity Plans after February 12, 2009. (Incorporated by reference from Form 10-Q for the quarterly period ended March 31, 2009 filed on April 22, 2009; File No. 033-07012-99.)

10.08.1	Amended and Restated 2007 Non-Employee Director Equity Plan.

10.10	T. Rowe Price Group, Inc. Outside Directors Deferred Compensation Plan. (Incorporated by reference from Form 10-K for 2004 filed on March 1, 2005; File No. 033-07012-99.)

10.13.1	2001 Stock Incentive Plan. (Incorporated by reference from Form DEFR 14A filed on February 26, 2001; File No. 033-07012-99.)

10.13.2	First Amendment to 2001 Stock Incentive Plan dated April 8, 2004. (Incorporated by reference from Form DEF 14A filed on February 27, 2004; File No. 033-07012-99.)

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

10.15.2
Forms of agreement for stock options issued after February 2, 2012 under the 2004 Stock Incentive Plan. (Incorporated by reference from Form 10-Q for the quarterly period ended June 30, 2012 filed on July 25, 2012; File No. 033-07012-99.)

10.15.3
Forms of agreement for restricted stock units issued after February 2, 2012 under the 2004 Stock Incentive Plan. (Incorporated by reference from Form 10-Q for the quarterly period ended June 30, 2012 filed on July 25, 2012; File No. 033-07012-99.)

10.15.4
Forms of agreement for restricted stock awards issued after February 2, 2012 under the 2004 Stock Incentive Plan. (Incorporated by reference from Form 10-Q for the quarterly period ended June 30, 2012 filed on July 25, 2012; File No. 033-07012-99.)

10.16	Annual Incentive Compensation Pool. (Incorporated by reference from Form DEF 14A filed on March 3, 2003; File No. 033-07012-99.)

10.17	Policy for Recoupment of Incentive Compensation. (Incorporated by reference from Form 8-K Current Report as of April 14, 2010 filed on April 16, 2010; File No. 033-07012-99.)

10.18.1	2012 Long-term Incentive Plan.

10.18.2
Forms of agreement for restricted stock awards issued under the 2012 Long-term Incentive Plan. (Incorporated by reference from Form 10-Q Report for the quarterly period ended June 30, 2012 filed on July 25, 2012; File No. 000-32191).

10.18.3
Forms of agreement for restricted stock units issued under the 2012 Long-term Incentive Plan. (Incorporated by reference from Form 10-Q Report for the quarterly period ended June 30, 2012 filed on July 25, 2012; File No. 000-32191).

10.18.4
Forms of agreement of stock options issued under the 2012 Long-term Incentive Plan. (Incorporated by reference from Form 10-Q Report for the quarterly period ended June 30, 2012 filed on July 25, 2012; File No. 000-32191).

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

101.INS XBRL Instance Document(File name: trow-20121231.xml)

101.SCH XBRL Taxonomy Extension Schema Document (File name: trow-20121231.xsd)

101.CAL XBRL Taxonomy Calculation Linkbase Document (File name: trow-20121231_cal.xml)

101.LAB XBRL Taxonomy Label Linkbase Document (File name: trow-20121231_lab.xml)

101.PRE XBRL Taxonomy Presentation Linkbase Document (File name: trow-20121231_pre.xml)

101.DEF XBRL Taxonomy Definition Linkbase Document (File name: trow-20121231_def.xml)

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 5, 2013.

T. Rowe Price Group, Inc.
By: /s/ James A.C. Kennedy, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 5, 2013.

/s/ Brian C. Rogers, Chairman of the Board of Directors

/s/ Edward C. Bernard, Vice Chairman of the Board of Directors

/s/ James A.C. Kennedy, Chief Executive Officer and President, Director

/s/ James T. Brady, Director

/s/ J. Alfred Broaddus, Jr., Director

/s/ Mary K. Bush, Director

/s/ Donald B. Hebb, Jr., Director

/s/ Freeman A. Hrabowski, III, Director

/s/ Robert F. MacLellan, Director

/s/ Alfred Sommer, Director

/s/ Dwight S. Taylor, Director

/s/ Anne Marie Whittemore, Director

/s/ Kenneth V. Moreland, Vice President, Chief Financial Officer and Treasurer

/s/ Jessica M. Hiebler, Vice President and Principal Accounting Officer