Form 10-Q
period 2013-03-31
PRICE T ROWE GROUP INC
filed 2013-04-24
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
Commission File Number: 000-32191
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, April 22, 2013, is 259,338,527.
The exhibit index is at Item 6 on page 20.

1

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2012	3/31/2013
ASSETS
Cash and cash equivalents	$879.1	$1,285.9
Accounts receivable and accrued revenue	353.9	364.6
Investments in sponsored funds	1,140.1	1,184.8
Debt securities held by savings bank subsidiary	136.0	134.2
Other investments	304.7	302.2
Property and equipment	561.0	563.0
Goodwill	665.7	665.7
Other assets	162.3	110.2
Total assets	$4,202.8	$4,610.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$89.7	$97.9
Accrued compensation and related costs	90.8	135.8
Income taxes payable	21.5	120.4
Customer deposits at savings bank subsidiary	154.7	149.5
Total liabilities	356.7	503.6

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, undesignated, $.20 par value – authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value - authorized 750,000,000; issued 257,018,000 shares in 2012 and 259,257,000 in 2013	51.4	51.9
Additional capital in excess of par value	631.0	738.1
Retained earnings	3,031.8	3,175.0
Accumulated other comprehensive income	131.9	142.0
Total stockholders’ equity	3,846.1	4,107.0
Total liabilities and stockholders’ equity	$4,202.8	$4,610.6

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended
	3/31/2012	3/31/2013
Revenues
Investment advisory fees	$623.0	$702.9
Administrative fees	82.9	86.3
Distribution and servicing fees	22.2	26.2
Net revenue of savings bank subsidiary	.6	.3
Net revenues	728.7	815.7

Operating expenses
Compensation and related costs	260.7	279.1
Advertising and promotion	25.8	25.3
Distribution and servicing costs	22.2	26.2
Depreciation and amortization of property and equipment	19.1	21.5
Occupancy and facility costs	30.1	33.0
Other operating expenses	54.6	58.0
Total operating expenses	412.5	443.1

Net operating income	316.2	372.6

Non-operating investment income	5.1	18.3

Income before income taxes	321.3	390.9
Provision for income taxes	123.8	149.0
Net income	$197.5	$241.9

Earnings per share on common stock
Basic	$.78	$.93
Diluted	$.75	$.91

Dividends declared per share	$.34	$.38

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three months ended
	3/31/2012	3/31/2013
Net income	$197.5	$241.9
Other comprehensive income
Net unrealized holding gains on:
Investments in sponsored funds
Net unrealized holding gains	72.3	34.7
Reclassification adjustment recognized in non-operating investment income: Net gains realized on dispositions, determined using average cost	—	(11.4)
Investments in sponsored funds	72.3	23.3
Debt securities held by savings bank subsidiary	.4	(.5)
Proportionate share of net unrealized holding gains on securities held by UTI Asset Management Company Limited	—	.1
Total net unrealized holding gains recognized in other comprehensive income	72.7	22.9
Currency translation adjustment	(11.3)	(5.2)
Total other comprehensive income before income taxes	61.4	17.7
Deferred income taxes	(25.1)	(7.6)
Total other comprehensive income	36.3	10.1
Total comprehensive income	$233.8	$252.0

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three months ended
	3/31/2012	3/31/2013
Cash flows from operating activities
Net income	$197.5	$241.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	19.1	21.5
Stock-based compensation expense	24.1	23.7
Intangible asset amortization	.1	.1
Realized gains on dispositions of sponsored funds	—	(11.4)
Changes in securities held by consolidated sponsored investment portfolios	(79.0)	(1.0)
Other changes in assets and liabilities	104.0	184.6
Net cash provided by operating activities	265.8	459.4

Cash flows from investing activities
Investments in sponsored funds	—	(33.9)
Dispositions of sponsored funds	—	23.9
Investments in debt securities held by savings bank subsidiary	(17.1)	(10.3)
Proceeds from debt securities held by savings bank subsidiary	30.8	11.6
Additions to property and equipment	(18.6)	(22.8)
Other investing activity	(4.4)	(.1)
Net cash used in investing activities	(9.3)	(31.6)

Cash flows from financing activities
Common share issuances under stock-based compensation plans	24.1	70.2
Excess tax benefits from stock-based compensation plans	13.9	12.7
Dividends	(86.8)	(98.7)
Change in savings bank subsidiary deposits	(2.1)	(5.2)
Net cash used in financing activities	(50.9)	(21.0)

Cash and cash equivalents
Net change during period	205.6	406.8
At beginning of year	897.9	879.1
At end of period	$1,103.5	$1,285.9

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
Balances at December 31, 2012	257,018	$51.4	$631.0	$3,031.8	$131.9	$3,846.1
Net income				241.9		241.9
Other comprehensive income, net of tax					10.1	10.1
Dividends				(98.7)		(98.7)
Common stock-based compensation plans activity
Shares issued upon option exercises	1,878.4		70.8			71.2
Restricted shares issued, net of shares withheld for taxes	393.1		(.1)			—
Shares issued upon vesting of restricted stock units	2.0		.0			.0
Forfeiture of restricted awards	(34)	.0	.0			—
Net tax benefits			12.7			12.7
Stock-based compensation expense			23.7			23.7
Balances at March 31, 2013	259,257	$51.9	$738.1	$3,175.0	$142.0	$4,107.0

The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	– THE COMPANY AND BASIS OF PREPARATION.

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

These unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the use of estimates and reflect all adjustments that are, in the opinion of management, necessary to a fair statement of our results for the interim periods presented. All such adjustments are of a normal recurring nature. Actual results may vary from our estimates. Certain prior year items have been reclassed to conform to current year presentation.

The unaudited interim financial information contained in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2012 Annual Report.

On January 1, 2013, we adopted new financial reporting guidance that requires the disclosure of information about significant items reclassified out of accumulated other comprehensive income, including the line item of our consolidated income statements to which such items were reclassified. The required information could be presented either on the face of the financial statements or in the notes. We elected to present these disclosures in Note 9 to the financial statements.

NOTE 2	– INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Accounts receivable from our sponsored mutual funds for advisory fees and advisory-related administrative services aggregate $184.0 million at December 31, 2012, and $197.6 million at March 31, 2013.

Revenues (in millions) from advisory services provided under agreements with our sponsored mutual funds and other investment clients include:

	Three months ended
	3/31/2012	3/31/2013
Sponsored mutual funds in the U.S.
Stock and blended asset	$344.1	$398.9
Bond and money market	81.8	91.7
	425.9	490.6
Other portfolios
Stock and blended asset	157.4	171.1
Bond, money market, and stable value	39.7	41.2
	197.1	212.3
Total	$623.0	$702.9

The following table summarizes the various investment portfolios and assets under management (in billions) on which we earn advisory fees.

	Average during
	the first quarter of		As of
	2012	2013	12/31/2012	3/31/2013
Sponsored mutual funds in the U.S.
Stock and blended asset	$232.1	$273.4	$256.9	$284.2
Bond and money market	80.3	91.4	90.0	92.8
	312.4	364.8	346.9	377.0
Other portfolios
Stock and blended asset	156.0	171.0	164.2	175.4
Bond, money market, and stable value	61.9	65.2	65.7	65.0
	217.9	236.2	229.9	240.4
Total	$530.3	$601.0	$576.8	$617.4

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for about 8.5% of our assets under management at March 31, 2013.

Fees for advisory-related administrative services provided to our sponsored mutual funds in the U.S. during the first quarter of the year were $64.7 million in 2012 and $67.8 million in 2013. Distribution and other servicing fees earned from certain classes of our sponsored mutual funds in the U.S. during the first quarter of the year were $22.2 million in 2012 and $26.2 million in 2013.

NOTE 3	– INVESTMENTS IN SPONSORED FUNDS - AVAILABLE-FOR-SALE.

We make investments in our sponsored funds for general corporate investment purposes or to provide seed capital for newly formed funds. At December 31, 2012 and March 31, 2013, we deem these funds to be voting interest entities. These investments (in millions) include:

	Aggregate cost	Unrealized holding gains	Aggregate fair value

December 31, 2012
Stock and blended asset funds	$336.9	$178.9	$515.8
Bond funds	570.9	53.4	624.3
Total	$907.8	$232.3	$1,140.1

March 31, 2013
Stock and blended asset funds	$348.3	$203.6	$551.9
Bond funds	580.9	52.0	632.9
Total	$929.2	$255.6	$1,184.8

NOTE 4	– DEBT SECURITIES HELD BY SAVINGS BANK SUBSIDIARY.

Our savings bank subsidiary holds investments in marketable debt securities, including mortgage- and other asset-backed securities, which are accounted for as available-for-sale. The following table (in millions) details the components of these investments.

	12/31/2012		3/31/2013
	Fair value	Unrealized holding gains (losses)	Fair value	Unrealized holding gains (losses)
Investments with temporary impairment (0 securities in 2013) of
Less than 12 months	$6.4	$.0	$—	$—
12 months or more	1.0	.0	—	—
Total	7.4	.0	—	—
Investments with unrealized holding gains	128.6	3.2	134.2	2.7
Total	$136.0	$3.2	$134.2	$2.7
Aggregate cost	$132.8		$131.5

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

NOTE 5	– OTHER INVESTMENTS.

These investments (in millions) include:

	12/31/2012	3/31/2013
Cost method investments
10% interest in Daiwa SB Investments Ltd. (Japan)	$12.7	$12.6
Other investments	46.5	47.8
Equity method investments
26% interest in UTI Asset Management Company Limited (India)	139.8	136.3
Other investments	9.4	8.1
Investments held as trading
Sponsored fund investments	2.6	2.7
Securities held by consolidated sponsored investment portfolios	92.7	93.7
U.S. Treasury note	1.0	1.0
Total	$304.7	$302.2

The securities held by consolidated sponsored investment portfolios relate to investment portfolios in which we provided initial seed capital at the time of its formation. We have determined at December 31, 2012 and March 31, 2013, that these investment portfolios are voting interest entities in which we have a controlling financial interest.

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

These levels are not necessarily an indication of the risk or liquidity associated with our investments. There have been no transfers in or out of the levels. The following table summarizes our investments (in millions) that are recognized in our consolidated balance sheets using fair value measurements determined based on the differing levels of inputs.

	Level 1	Level 2
December 31, 2012
Cash equivalents	$732.8
Investments in sponsored funds	1,140.1
Investments held as trading	18.1	$77.2
Debt securities held by savings bank subsidiary	—	136.0
Total	$1,891.0	$213.2

March 31, 2013
Cash equivalents	$1,099.3
Investments in sponsored funds	1,184.8
Investments held as trading	27.8	$68.6
Debt securities held by savings bank subsidiary	—	134.2
Total	$2,311.9	$202.8

Customer deposits at our savings bank subsidiary are not measured at fair value in our consolidated balance sheets. The estimated fair value of these deposits, based on discounting expected cash outflows at maturity dates that range up to five years using current interest rates offered for deposits with the same dates of maturity, was $157.8 million at December 31, 2012, and $152.2 million at March 31, 2013. The fair value was determined using Level 2 inputs.

NOTE 7	– STOCK-BASED COMPENSATION.

STOCK OPTIONS.

The following table summarizes the status of and changes in our stock option grants during the first quarter of 2013.

	Options	Weighted- average exercise price
Outstanding at beginning of year	34,622,435	$48.82
Semiannual grants	1,766,900	$71.41
Reload grants	10,953	$73.37
Exercised	(2,374,340)	$45.10
Forfeited	(332,429)	$53.56
Expired	(1,217)	$53.22
Outstanding at end of period	33,692,302	$50.23
Exercisable at end of period	17,982,520	$45.54

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of and changes in our nonvested restricted shares and restricted stock units during the first quarter of 2013.

	Restricted shares	Restricted stock units	Weighted-average fair value
Nonvested at beginning of year	1,161,164	597,042	$59.13
Granted to employees - time-based	381,457	163,923	$71.41
Granted to employees - performance-based	12,000	34,050	$71.41
Vested	(688)	(1,868)	$50.96
Forfeited	(33,734)	(4,126)	$58.47
Nonvested at end of period	1,520,199	789,021	$62.30

The nonvested totals at the end of the period include 36,000 performance-based restricted shares and 104,925 performance-based restricted stock units. The performance period has lapsed and the performance threshold has been met for 12,000 shares and 36,750 units that were outstanding at the end of the period.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense (in millions) to be recognized over the remaining vesting periods of the stock-based awards outstanding at March 31, 2013. Estimated future compensation expense will change to reflect future option grants, including reloads; future awards of unrestricted shares, restricted shares, and restricted stock units; changes in estimated forfeitures; changes in the probability of performance thresholds being met; and adjustments for actual forfeitures.

Second quarter 2013	$28.5
Third quarter 2013	28.2
Fourth quarter 2013	23.4
2014	68.5
2015 through 2018	66.1
Total	$214.7

NOTE 8	– EARNINGS PER SHARE CALCULATIONS.

The following table presents the reconciliation (in millions) of our net income to net income allocated to our common stockholders and the weighted-average shares (in millions) that are used in calculating the basic and diluted earnings per share on our common stock. Weighted-average common shares outstanding assuming dilution reflects the potential additional dilution, determined using the treasury stock method that could occur if outstanding stock options were exercised and non-participating stock awards were vested.

	Three months ended
	3/31/2012	3/31/2013
Net income	$197.5	$241.9
Less: net income allocated to outstanding restricted stock and stock unit holders	(1.0)	(1.8)
Net income allocated to common stockholders	$196.5	$240.1

Weighted-average common shares
Outstanding	253.1	256.9
Outstanding assuming dilution	261.0	264.9

The following table shows the weighted-average outstanding stock options (in millions) and their average exercise price that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive.

	Three months ended
	3/31/2012	3/31/2013
Weighted-average outstanding stock options excluded	4.5	3.6
Average exercise price	$65.80	$65.89

NOTE 9	– OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME.
The following table presents the deferred tax benefit (income tax) impact of the components (in millions) of other comprehensive income.

	Three months ended
	3/31/2012	3/31/2013
Deferred income taxes on:
Net unrealized holding gains	$(29.1)	$(13.8)
Reclassification adjustment recognized in non-operating investment income: Net gains realized on dispositions, determined using average cost	—	4.4
Deferred income taxes on net unrealized holding gains recognized in other comprehensive income	(29.1)	(9.4)
Deferred tax benefit on currency translation adjustment	4.0	1.8
Total deferred income taxes	$(25.1)	$(7.6)
The changes in accumulated other comprehensive income (in millions), by component, for the first quarter of 2013, are presented below.

	12/31/2012	Other comprehensive income, net of tax	3/31/2013
Net unrealized holding gains on:
Investments in sponsored funds	$232.3	$23.3	$255.6
Debt securities held by savings bank subsidiary	3.2	(.5)	2.7
Proportionate share of investments held by UTI	.6	.1	.7
	236.1	22.9	259.0
Deferred income taxes	(91.6)	(9.4)	(101.0)
Net unrealized holding gains, net of taxes	144.5	13.5	158.0
Currency translation adjustment, net of taxes	(12.6)	(3.4)	(16.0)
Accumulated other comprehensive income	$131.9	$10.1	$142.0
Other comprehensive income, net of tax, related to our net unrealized holding gains in the first quarter of 2013 includes $11.4 million in gains realized on dispositions that were reclassified from accumulated other comprehensive income and included in non-operating investment income. The income taxes of $4.4 million related to these gains were also reclassed from accumulated other comprehensive income and are included in our provision for income taxes in the first quarter of 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:

We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries (“the Company”) as of March 31, 2013, the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2013 and 2012, and the related condensed consolidated statement of stockholders’ equity for the three-month period ended March 31, 2013. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 5, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Baltimore, Maryland
April 24, 2013

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our U.S. sponsored mutual funds and other investment portfolios. The other investment portfolios include separately managed accounts, subadvised funds, and other sponsored investment portfolios including common trust funds, target-date retirement trusts and mutual funds offered to investors outside the U.S. and through variable annuity life insurance plans. Investment advisory clients domiciled outside the U.S. account for about 8.5% of our assets under management at March 31, 2013.

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

BACKGROUND.

U.S. equities rose in the first quarter of 2013, lifting several major indexes to multi-year highs, if not all-time highs, as the economy continued to slowly expand, labor markets strengthened somewhat further over the period as a whole, and the Federal Reserve continued its asset purchase plans to hold down interest rates. The U.S. markets advanced despite tighter U.S. fiscal policy and renewed concerns about the European sovereign debt crisis. Non-U.S. developed markets lagged their U.S. counterparts, while emerging market stocks fell as economic slowdowns in a few emerging countries led investors to shift money to developed markets.

Returns of several major equity market indexes for the first quarter of 2013 are as follows:

Three months ended
Index	3/31/2013
S&P 500 Index	10.6%
NASDAQ Composite Index (1)	8.2%
Russell 2000 Index	12.4%
MSCI EAFE (Europe, Australasia, and Far East) Index	5.2%
MSCI Emerging Markets Index	-1.6%
 (1) returns exclude dividends

U.S. Bonds were mostly flat in the first quarter of 2013, as positive news about the global economy led investors to seek riskier assets, including high yield bonds. Longer-term Treasury bond yields rose slightly in the quarter though they continue to be near historic lows. The yield on the benchmark 10-year U.S. Treasury at March 31, 2013, was 1.9%, slightly higher than the December 31, 2012, rate of 1.8%. At its March meeting, the Federal Reserve reaffirmed that it would continue its asset purchase plan and maintain its low interest rate policy so long as the unemployment rate remains above 6.5% and annual inflation remains below 2.5% in the short-term. Bonds in overseas markets saw larger losses in dollar terms in the first quarter of 2013, as currencies declined relative to the U.S. dollar.

Returns for several major bond market indexes for the first quarter of 2013 are as follows:

Three months ended
Index	3/31/2013
Barclays U.S. Aggregate Index	-0.1%
Credit Suisse High Yield Index	2.9%
Barclays Municipal Bond Index	0.3%
Barclays Global Aggregate Ex-U.S. Dollar Bond Index	-3.5%
JPMorgan Emerging Markets Bond Plus	-3.3%

ASSETS UNDER MANAGEMENT.

Our assets under management (in billions) have changed during 2013 as follows:

Quarter ended 3/31/2013
Assets under management at beginning of period	$576.8
Net cash flows
Sponsored mutual funds in the U.S.	7.6
Other portfolios	(4.3)
3.3
Market valuation changes and income	37.3
Change during the period	40.6
Assets under management at end of period	$617.4

Assets under management at March 31, 2013, include $459.6 billion in stock and blended asset investment portfolios and $157.8 billion in fixed income investment portfolios. The investment portfolios that we manage consist of $377.0 billion in the T. Rowe Price mutual funds distributed in the U.S. and $240.4 billion in other investment portfolios.

We incur significant expenditures to attract new investment advisory clients and additional investments from our existing clients. These efforts involve costs that generally precede any future revenues that we might recognize from additions to our assets under management.

RESULTS OF OPERATIONS.

First quarter of 2013 versus first quarter of 2012.

Investment advisory revenues were up 12.8%, or $79.9 million, to $702.9 million in the first quarter of 2013, as average assets under our management increased $70.7 billion to $601.0 billion. The average annualized effective fee rate earned on our assets under management was 47.4 basis points during the first quarter of 2013, which is slightly higher than the 47.2 basis points earned during the full-year 2012. We waived $10.9 million in money market advisory fees in the first quarter of 2013, an increase of $2.1 million from the comparable 2012 quarter, in order to maintain a positive yield for fund investors. These fee waivers represent about 2% of total investment advisory revenues earned during the first quarter of 2013. We have waived fees from each of our money market mutual funds and trusts, which have combined net assets of $15.3 billion at March 31, 2013. We expect that these fee waivers will continue for the remainder of 2013.

Net revenues increased $87.0 million, or 11.9%, to $815.7 million in the first quarter of 2013. Operating expenses were $443.1 million in the first quarter of 2013, an increase of $30.6 million or 7.4%. Overall, net operating income for the first quarter of 2013 increased $56.4 million to $372.6 million. The increase in our average assets under management and corresponding investment advisory revenues from higher market valuations lifted our operating margin in the first quarter of 2013 to 45.7% compared to 43.4% in the 2012 period. Net income increased $44.4 million, or 22.5%, to $241.9 million, in the first quarter of 2013 and our diluted earnings per share on our common stock increased 21.3% to $.91 from the $.75 earned in the first quarter of 2012.

Revenues

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the U.S. were $490.6 million, an increase of $64.7 million, or 15.2%, on higher average assets under management. Average mutual fund assets under management in the first quarter of 2013 were $364.8 billion, an increase of 16.8% from the average in the first quarter of 2012. Mutual fund assets at March 31, 2013, were $377.0 billion, an increase of $30.1 billion from the end of 2012. Net cash inflows into the mutual funds during the first quarter of 2013 were $7.6 billion, including $5.2 billion into the stock and blended asset funds, $2.5 billion into the bond funds, and net outflows of $.1 billion from the money market funds. These net cash inflows include $2.7 billion originating in the target-date retirement funds, which in turn invest in a broadly diversified portfolio of other Price funds, and automatically rebalance to maintain their specific asset allocation weightings. Market appreciation and income increased mutual fund assets under management by $22.5 billion during the first quarter of 2013.

Investment advisory revenues earned in the first quarter of 2013 on our other investment portfolios increased $15.2 million compared to the 2012 quarter to $212.3 million, as average assets under management increased $18.3 billion, or 8.4%, to $236.2 billion. Assets under management in these portfolios at March 31, 2013, were $240.4 billion, an increase of $10.5 billion from the end of 2012. Market appreciation and income of $14.8 billion was partially offset by $4.3 billion in net cash outflows during the first quarter of 2013. These net cash outflows were primarily from certain institutional clients outside the United States who changed their investment objectives.

Administrative fee revenues increased $3.4 million to $86.3 million in the first quarter of 2013. The increase is primarily attributable to transfer agent servicing activities provided to the mutual funds and their investors. Changes in administrative fee revenues are generally offset by similar changes in related operating expenses that are incurred to provide services to the funds and their investors.

Distribution and servicing fee revenues earned from 12b-1 plans of the Advisor, R, and variable annuity class shares of our sponsored funds and portfolios increased $4.0 million from the first quarter of 2012 on greater average assets under management in these share classes. The 12b-1 fees earned are offset entirely by the costs paid to third-party intermediaries who source these assets. These costs are reported as distribution and servicing costs on the face of the condensed consolidated statements of income.

Operating expenses

Compensation and related costs were $279.1 million in the first quarter of 2013, an increase of $18.4 million, or 7.1%, compared to the first quarter of 2012. The largest part of the increase is attributable to $7.5 million in higher salaries and related benefits, which results from a modest increase in salaries at the beginning of 2013 combined with a 3.2% increase in our average staff size from the first quarter of 2012. The 2013 costs also include a $7.0 million increase in the interim accrual for our annual variable compensation programs, higher costs attributable to an increased use of temporary personnel to support our business growth and higher other employee-related costs. At March 31, 2013, we employed 5,408 associates.

Occupancy and facility costs together with depreciation and amortization expense were $54.5 million in the first quarter of 2013, up $5.3 million compared to the first quarter of 2012. The change is primarily a result of costs incurred to expand our facilities around the world as well as update our technology capabilities, including related maintenance programs, to meet increasing business demands.

Other operating expenses increased $3.4 million in the first quarter of 2013, to $58.0 million, due primarily to higher costs incurred to provide our defined contribution recordkeeping services.

Non-operating investment income

Our non-operating investment income, which includes the recognition of investment gains and losses, was up $13.2 million from the first quarter of 2012, including $11.4 million in gains realized from rebalancing our sponsored fund portfolio. The balance of the increase is primarily attributable to higher gains recognized in the first quarter of 2013 on our other investments.

Provision for income taxes

The firm's effective income tax rate for the first quarter of 2013 of 38.1% is lower than the 38.4% effective income tax rate for the full year 2012 due to certain adjustments made in the 2013 quarter for prior year tax accruals. We currently estimate our effective tax rate for the full year 2013 will be 38.3%. Our effective income tax rate reflects the relative contribution of pre-tax income generated by our non-U.S. subsidiaries that are subject to tax rates lower than our U.S. rates. Changes in the relative contribution of pre-tax income from U.S. and non-U.S. sources or changes in tax rates in the U.S. or relevant non-U.S. jurisdictions may affect our effective income tax rate and overall net income in the future.

CAPITAL RESOURCES AND LIQUIDITY.

Operating activities during the first quarter of 2013 provided cash flows of $459.4 million, up $193.6 million from the 2012 period, including a $44.4 million increase in net income. Timing differences in the cash settlement of our assets and liabilities increased our operating cash flows by $80.6 million compared to the first quarter of 2012. The first quarter of 2012 also included $79.0 million in cash outflows for the net purchase of securities held by consolidated sponsored mutual funds to which we provided seed capital at their formation and were deemed to have a controlling interest. These operating cash flow increases are offset by the add back of $11.4 million in gains recognized on the sale of certain sponsored fund investments as the related cash flow activity is reflected in net cash used in investing activities. Our interim operating cash flows do not include the cash impact of variable compensation that is accrued throughout the year before being substantially paid out in December.

Net cash used in investing activities totaled $31.6 million in the first quarter of 2013, up $22.3 million from the comparable 2012 period. We made $10.0 million more net investments in our sponsored mutual funds and increased our capital spending by $4.2 million in the first quarter of 2013 compared with the 2012 period. The first quarter of 2012 also included $12.4 million more in net cash proceeds from the debt securities held by our savings bank subsidiary.

Net cash used in financing activities was $21.0 million in the first quarter of 2013, down $29.9 million from the comparable 2012 period. Cash proceeds from option exercises increased $46.1 million in the first quarter of 2013 compared to the 2012 quarter as the higher market valuations of our common stock experienced in the 2013 quarter led our associates to exercise their options. These cash proceeds were partially offset by the change in customer deposits at our savings bank subsidiary during the first quarter of 2013 and the $11.9 million increase in dividends paid. The increase in dividends paid in the first quarter of 2013 is primarily due to the $.04 increase in our quarterly per-share dividend.

Our cash and mutual fund investments at March 31, 2013 were $2.5 billion, and we have no debt. We anticipate property and equipment expenditures for the full year 2013 to be about $125 million and expect to fund them from our cash balances. We generally repurchase shares of our common stock over time to offset the dilution created by our equity-based compensation plans. Given the availability of our financial resources, we do not maintain an available external source of liquidity.

NEW ACCOUNTING STANDARDS.

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our condensed consolidated statements, including that which we have not yet adopted. We do not believe that any such guidance will have a material effect on our financial position or results of operation.

FORWARD-LOOKING INFORMATION.

From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this report, may contain certain forward-looking information, including information or anticipated information relating to: our revenues, net income and earnings per share on common stock; changes in the amount and composition of our assets under management; our expense levels; our estimated effective income tax rate; and our expectations regarding financial markets, future transactions, investments, capital expenditures, and other market conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A, Risk Factors, of our Form 10-K Annual Report for 2012. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

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

There has been no material change in the information provided in Item 7A of the Form 10-K Annual Report for 2012.

Item 4.	Controls and Procedures.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of March 31, 2013, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the first quarter of 2013, and has concluded that there was no change during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

With the exception of the following addition to the list of current and proposed legal or regulatory requirements discussed in Item 1A of our Form 10-K Annual Report for 2012 there have been no material changes in the risk factors previously provided.

As part of the debate in Washington, D.C. related to the economy and the U.S. deficit, there has been increasing focus on the framework of the U.S. retirement system. We could incur increased costs if new regulatory requirements are adopted since retirement plans are a significant part of our client base. Also, other types of retirement accounts invest in our mutual funds. In addition, changes to the current framework may impact our business in other ways. For example, proposals to reduce contributions to Individual Retirement Accounts and Defined Contribution plans for certain individuals, as well as potential changes to Defined Benefit plans, may result in increased plan terminations and reduce our opportunity to manage and service retirement assets.

As previously noted, we cannot predict the nature of future changes to the legal and regulatory requirements applicable to our business, nor the extent of the impacts that will result from current or future proposals. However, any such changes are likely to increase the costs of compliance and the complexity of our operations. They may also result in changes to our product or service offerings. The changing regulatory landscape may also impact a number of our service providers and to the extent such providers alter their services or increase their fees it may impact our expenses or those of the products we offer.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchase activity during the first quarter of 2013 is as follows.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January	157,799	$70.33	—	11,413,467
February	133,303	$72.52	—	11,413,467
March	131,762	$74.32	—	11,413,467
Total	422,864	$72.26	—

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorizations, outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options, and shares withheld to cover the minimum payroll tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the first quarter of 2013, 422,759 were related to shares surrendered in connection with employee stock option exercises and 105 were related to shares withheld to cover payroll tax withholdings associated with the vesting of restricted stock awards.

The maximum number of shares that may yet be purchased are available under the Board of Directors’ September 8, 2010 publicly announced authorization.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On April 24, 2013, we issued a press release reporting our results of operations for the first quarter of 2013. A copy of that press release is furnished herewith as Exhibit 99. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

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

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of February 12, 2009. (Incorporated by reference from Form 8-K Current Report file on February 17, 2009; File No. 033-07012-99).

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

10.18.5	HM Revenue and Customs Approved Sub-Plan for UK Employees under the 2012 Long-Term Incentive Plan.

10.18.6	Forms of Agreement for Stock Options issued under the HM Revenue and Customs Approved Sub-Plan for UK Employees under the 2012 Long-Term Incentive Plan.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99	Press release issued April 24, 2013, reporting our results of operations for the first quarter of 2013.

101
The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s unaudited condensed consolidated interim financial statements and notes that are included in this Form 10-Q Report.

	101.INS	XBRL Instance Document (File name: trow-20130331.xml).

	101.SCH	XBRL Taxonomy Extension Schema Document (File name: trow-20130331.xsd).

	101.CAL	XBRL Taxonomy Calculation Linkbase Document (File name: trow-20130331_cal.xml).

	101.LAB	XBRL Taxonomy Label Linkbase Document (File name: trow-20130331_lab.xml).

	101.PRE	XBRL Taxonomy Presentation Linkbase Document (File name: trow-20130331_pre.xml).

	101.DEF	XBRL Taxonomy Definition Linkbase Document (File name: trow-20130331_def.xml).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 24, 2013.
T. Rowe Price Group, Inc.

By:    /s/ Kenneth V. Moreland
Vice President, Chief Financial Officer and Treasurer