Form 10-Q
period 2013-06-30
PRICE T ROWE GROUP INC
filed 2013-07-24
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
Commission File Number: 000-32191
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, July 22, 2013, is 260,135,366.
The exhibit index is at Item 6 on page 24.

1

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2012	6/30/2013
ASSETS
Cash and cash equivalents	$879.1	$1,455.9
Accounts receivable and accrued revenue	353.9	366.5
Investments in sponsored funds	1,140.1	1,195.4
Debt securities held by savings bank subsidiary	136.0	127.4
Other investments	304.7	319.0
Property and equipment	561.0	558.7
Goodwill	665.7	665.7
Other assets	162.3	110.3
Total assets	$4,202.8	$4,798.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$89.7	$114.4
Accrued compensation and related costs	90.8	211.8
Income taxes payable	21.5	17.6
Customer deposits at savings bank subsidiary	154.7	144.6
Total liabilities	356.7	488.4

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, undesignated, $.20 par value – authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value - authorized 750,000,000; issued 257,018,000 shares in 2012 and 260,055,000 in 2013	51.4	52.0
Additional capital in excess of par value	631.0	796.3
Retained earnings	3,031.8	3,323.8
Accumulated other comprehensive income	131.9	138.4
Total stockholders’ equity	3,846.1	4,310.5
Total liabilities and stockholders’ equity	$4,202.8	$4,798.9

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended		Six months ended
	6/30/2012	6/30/2013	6/30/2012	6/30/2013
Revenues
Investment advisory fees	$630.0	$739.7	$1,253.0	$1,442.6
Administrative fees	82.7	86.4	165.6	172.7
Distribution and servicing fees	23.7	28.1	45.9	54.3
Net revenue of savings bank subsidiary	.4	.1	1.0	.4
Net revenues	736.8	854.3	1,465.5	1,670.0

Operating expenses
Compensation and related costs	261.5	288.3	522.2	567.4
Advertising and promotion	19.8	19.2	45.6	44.5
Distribution and servicing costs	23.7	28.1	45.9	54.3
Depreciation and amortization of property and equipment	19.9	21.9	39.0	43.4
Occupancy and facility costs	31.4	35.1	61.5	68.1
Other operating expenses	52.5	62.9	107.1	120.9
Total operating expenses	408.8	455.5	821.3	898.6

Net operating income	328.0	398.8	644.2	771.4

Non-operating investment income	7.4	1.4	12.5	19.7

Income before income taxes	335.4	400.2	656.7	791.1
Provision for income taxes	128.6	152.4	252.4	301.4
Net income	$206.8	$247.8	$404.3	$489.7

Earnings per share on common stock
Basic	$.81	$.95	$1.59	$1.89
Diluted	$.79	$.92	$1.54	$1.83

Dividends declared per share	$.34	$.38	$.68	$.76

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three months ended		Six months ended
	6/30/2012	6/30/2013	6/30/2012	6/30/2013
Net income	$206.8	$247.8	$404.3	$489.7
Other comprehensive income
Net unrealized holding gains (losses) on:
Investments in sponsored funds
Net unrealized holding gains (losses)	(31.5)	(4.9)	40.8	29.8
Reclassification adjustment recognized in non-operating investment income:
Net gains realized on dispositions, determined using average cost	(2.5)	(.1)	(2.5)	(11.5)
Investments in sponsored funds	(34.0)	(5.0)	38.3	18.3
Debt securities held by savings bank subsidiary	—	(.9)	.4	(1.4)
Proportionate share of net unrealized holding gains (losses) on securities held by UTI Asset Management Company Limited	.1	(.3)	.1	(.2)
Total net unrealized holding gains (losses) recognized in other comprehensive income	(33.9)	(6.2)	38.8	16.7
Currency translation adjustment	6.0	.1	(5.3)	(5.1)
Total other comprehensive income (loss) before income taxes	(27.9)	(6.1)	33.5	11.6
Deferred income taxes	11.0	2.5	(14.1)	(5.1)
Total other comprehensive income (loss)	(16.9)	(3.6)	19.4	6.5
Total comprehensive income	$189.9	$244.2	$423.7	$496.2

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six months ended
	6/30/2012	6/30/2013
Cash flows from operating activities
Net income	$404.3	$489.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	39.0	43.4
Stock-based compensation expense	50.0	51.6
Intangible asset amortization	.2	.2
Realized gains on dispositions of sponsored funds	(2.5)	(11.5)
Net losses on investments of consolidated sponsored investment portfolios	1.4	1.6
Change in securities held by consolidated sponsored investment portfolios	(89.3)	(25.7)
Other changes in assets and liabilities	91.4	178.6
Net cash provided by operating activities	494.5	727.9

Cash flows from investing activities
Investments in sponsored funds	(161.8)	(62.5)
Dispositions of sponsored funds	5.9	37.0
Investments in debt securities held by savings bank subsidiary	(24.9)	(16.6)
Proceeds from debt securities held by savings bank subsidiary	50.4	23.7
Additions to property and equipment	(36.6)	(41.5)
Other investing activity	(7.7)	2.7
Net cash used in investing activities	(174.7)	(57.2)

Cash flows from financing activities
Repurchases of common stock	(129.2)	—
Common share issuances under stock-based compensation plans	39.1	90.9
Excess tax benefits from stock-based compensation plans	25.8	23.0
Dividends	(173.1)	(197.7)
Change in savings bank subsidiary deposits	(8.0)	(10.1)
Net cash used in financing activities	(245.4)	(93.9)

Cash and cash equivalents
Net change during period	74.4	576.8
At beginning of year	897.9	879.1
At end of period	$972.3	$1,455.9

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
Balances at December 31, 2012	257,018	$51.4	$631.0	$3,031.8	$131.9	$3,846.1
Net income				489.7		489.7
Other comprehensive income, net of tax					6.5	6.5
Dividends				(197.7)		(197.7)
Common stock-based compensation plans activity
Shares issued upon option exercises	2,669.5		90.6			91.1
Restricted shares issued, net of shares withheld for taxes	399.1		(.1)			.0
Shares issued upon vesting of restricted stock units	20.0		.0			.0
Forfeiture of restricted awards	(51)	.0	.0			—
Net tax benefits			23.2			23.2
Stock-based compensation expense			51.6			51.6
Balances at June 30, 2013	260,055	$52.0	$796.3	$3,323.8	$138.4	$4,310.5

The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	– THE COMPANY AND BASIS OF PREPARATION.

T. Rowe Price Group derives its consolidated revenues and net income primarily from investment advisory services that its subsidiaries provide to individual and institutional investors in the sponsored T. Rowe Price U.S. mutual funds and other investment portfolios, including separately managed accounts, subadvised funds, and other sponsored investment portfolios. We also provide our investment advisory clients with related administrative services, including distribution, mutual fund transfer agent, accounting and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; brokerage; and trust services.

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

During the second quarter of 2013, we determined that we no longer had a controlling financial interest in certain of the sponsored investment portfolios that were consolidated at December 31, 2012. Accordingly, we deconsolidated the carrying value of their assets and liabilities, and recorded our remaining equity interest at its fair value. Given that our consolidated investment portfolios were carried at fair value, we did not recognize any gain or loss in our condensed consolidated statement of income upon deconsolidation. Our residual interest in these sponsored investment portfolios is accounted for under the equity method of accounting. The impact of the deconsolidation on our condensed consolidated balance sheet was immaterial.

On January 1, 2013, we adopted new financial reporting guidance that requires the disclosure of information about significant items reclassified out of accumulated other comprehensive income, including the line item of our condensed consolidated income statements to which such items were reclassified. The required information could be presented either on the face of the financial statements or in the notes. We elected to present these disclosures in Note 10 to the financial statements.

NOTE 2	– INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Accounts receivable from our sponsored mutual funds for advisory fees and advisory-related administrative services aggregate $184.0 million at December 31, 2012, and $194.1 million at June 30, 2013.

Revenues (in millions) from advisory services provided under agreements with our sponsored mutual funds and other investment clients include:

	Three months ended		Six months ended
	6/30/2012	6/30/2013	6/30/2012	6/30/2013
Sponsored mutual funds in the U.S.
Stock and blended asset	$347.4	$425.4	$691.5	$824.3
Bond and money market	86.9	94.0	168.7	185.7
	434.3	519.4	860.2	1,010.0
Other portfolios
Stock and blended asset	154.5	179.6	311.9	350.7
Bond, money market, and stable value	41.2	40.7	80.9	81.9
	195.7	220.3	392.8	432.6
Total	$630.0	$739.7	$1,253.0	$1,442.6

The following table summarizes the various investment portfolios and assets under management (in billions) on which we earn advisory fees.

	Average during		Average during
	the second quarter of		the first half of
	2012	2013	2012	2013
Sponsored mutual funds in the U.S.
Stock and blended asset	$234.7	$289.3	$233.4	$281.4
Bond and money market	83.6	93.2	82.0	92.3
	318.3	382.5	315.4	373.7
Other portfolios
Stock and blended asset	155.5	178.3	155.7	174.7
Bond, money market, and stable value	64.5	64.3	63.2	64.7
	220.0	242.6	218.9	239.4
Total	$538.3	$625.1	$534.3	$613.1

	As of
	12/31/2012	6/30/2013
Sponsored mutual funds in the U.S.
Stock and blended asset	$256.9	$288.7
Bond and money market	90.0	90.8
	346.9	379.5
Other portfolios
Stock and blended asset	164.2	172.8
Bond, money market, and stable value	65.7	61.7
	229.9	234.5
Total	$576.8	$614.0

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for about 7% of our assets under management at June 30, 2013.

Fees for advisory-related administrative services provided to our sponsored mutual funds in the U.S. during the first half of the year were $128.8 million in 2012 and $133.8 million in 2013. Fees for these services during the second quarter were $64.1 million in 2012 and $66.0 million in 2013. Distribution and other servicing fees earned from certain classes of our sponsored mutual funds in the U.S. during the first half of the year were $45.9 million in 2012 and $54.3 million in 2013. Such fees during the second quarter were $23.7 million in 2012 and $28.1 million in 2013.

NOTE 3	– INVESTMENTS IN SPONSORED FUNDS - AVAILABLE-FOR-SALE.

We make investments in our sponsored funds for general corporate investment purposes or to provide seed capital for newly formed funds. These investments (in millions) are voting interest entities and include:

	Aggregate cost	Unrealized holding		Aggregate fair value
		gains	losses
December 31, 2012
Stock and blended asset funds	$336.9	$178.9	$—	$515.8
Bond funds	570.9	53.4	—	624.3
Total	$907.8	$232.3	$—	$1,140.1

June 30, 2013
Stock and blended asset funds	$348.8	$210.2	$—	$559.0
Bond funds	596.0	43.2	(2.8)	636.4
Total	$944.8	$253.4	$(2.8)	$1,195.4

The unrealized holding losses at June 30, 2013, are attributable to 10 fund holdings with an aggregate fair value of $256.6 million and are considered temporary.

NOTE 4	– SAVINGS BANK SUBSIDIARY.

On May 23, 2013, we entered into an agreement to sell 100% of the capital stock of our savings bank subsidiary to Jacob M. Safra for cash equal to the bank's net book value on the closing date plus $500,000. The transaction is subject to requisite regulatory approval from the Office of the Comptroller of the Currency and other customary closing conditions. We expect the transaction to close in the fourth quarter of 2013.

The following table summarizes the assets and liabilities (in millions) held for sale in our consolidated balance sheets:

	12/31/2012	6/30/2013
Cash and cash equivalents	$44.3	$41.4
Debt securities	136.0	127.4
Other assets	.4	.1
Total assets held for sale	$180.7	$168.9

Accounts payable and accrued expenses	$.1	$—
Income taxes payable	1.3	.7
Customer deposits	154.7	144.6
Total liabilities held for sale	$156.1	$145.3

NOTE 5	– DEBT SECURITIES HELD BY SAVINGS BANK SUBSIDIARY.

Our savings bank subsidiary holds investments in marketable debt securities, including mortgage- and other asset-backed securities, which are accounted for as available-for-sale. The following table (in millions) details the components of these investments.

	12/31/2012		6/30/2013
	Fair value	Unrealized holding gains (losses)	Fair value	Unrealized holding gains (losses)
Investments with temporary impairment (0 securities in 2013) of
Less than 12 months	$6.4	$—	$—	$—
12 months or more	1.0	—	—	—
Total	7.4	—	—	—
Investments with unrealized holding gains	128.6	3.2	127.4	1.8
Total	$136.0	$3.2	$127.4	$1.8
Aggregate cost	$132.8		$125.6

The unrealized losses in these investments at December 31, 2012 totaled $35,000. These losses were generally caused by changes in interest rates and market liquidity, and not by changes in credit quality. We intended to hold these securities to their maturities and believed it was more-likely-than-not that we would not be required to sell any of these securities before recovery of their amortized cost. Accordingly, impairment of these investments was considered temporary.

NOTE 6	– OTHER INVESTMENTS.

These investments (in millions) include:

	12/31/2012	6/30/2013
Cost method investments
10% interest in Daiwa SB Investments Ltd. (Japan)	$12.7	$6.6
Other investments	46.5	48.9
Equity method investments
26% interest in UTI Asset Management Company Limited (India)	139.8	139.6
Sponsored fund investments	—	77.7
Other investments	9.4	7.5
Investments held as trading
Sponsored fund investments	2.6	2.6
Securities held by consolidated sponsored investment portfolios	92.7	35.1
U.S. Treasury note	1.0	1.0
Total	$304.7	$319.0

The securities held by consolidated sponsored investment portfolios relate to investment portfolios in which we provided initial seed capital at the time of its formation. We have determined at December 31, 2012 and June 30, 2013, that these investment portfolios are voting interest entities in which we have a controlling financial interest.

During the second quarter of 2013, we deconsolidated certain sponsored investment portfolios in which we provided initial seed capital at the time of its formation as we no longer had a controlling financial interest. Accordingly, we deconsolidated $80.1 million in investments held as trading and are reporting our residual interest in these sponsored investment portfolios as an equity method investment.

NOTE 7	– FAIR VALUE MEASUREMENTS.

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

These levels are not necessarily an indication of the risk or liquidity associated with our investments. There have been no transfers in or out of the levels. The following table summarizes our investments (in millions) that are recognized in our condensed consolidated balance sheets using fair value measurements determined based on the differing levels of inputs.

	Level 1	Level 2
December 31, 2012
Cash equivalents	$732.8
Investments in sponsored funds - available-for-sale	1,140.1
Investments held as trading	18.1	$77.2
Debt securities held by savings bank subsidiary	—	136.0
Total	$1,891.0	$213.2

June 30, 2013
Cash equivalents	$1,267.4
Investments in sponsored funds - available-for-sale	1,195.4
Investments held as trading	26.7	$11.0
Debt securities held by savings bank subsidiary	—	127.4
Total	$2,489.5	$138.4

Customer deposits at our savings bank subsidiary are not measured at fair value in our condensed consolidated balance sheets. At December 31, 2012, the estimated fair value of these deposits, based on discounting expected cash outflows at maturity dates that range up to five years using current interest rates offered for deposits with the same dates of maturity, was $157.8 million. At June 30, 2013, the carrying value of these deposits approximates fair value. The fair value was based on the price to transfer the customer deposit obligation to a market participant as evidenced in the agreement to sell our savings bank subsidiary. These fair values were determined using Level 2 inputs.

NOTE 8	– STOCK-BASED COMPENSATION.

STOCK OPTIONS.

The following table summarizes the status of and changes in our stock option grants during the first half of 2013.

	Options	Weighted- average exercise price
Outstanding at beginning of year	34,622,435	$48.82
Semiannual grants	1,766,900	$71.41
New hire and reload grants	12,578	$73.49
Non-employee director grants	4,200	$71.48
Exercised	(3,607,561)	$44.53
Forfeited	(507,486)	$54.64
Expired	(1,217)	$53.22
Outstanding at end of period	32,289,849	$50.45
Exercisable at end of period	16,771,740	$45.72

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of and changes in our nonvested restricted shares and restricted stock units during the first half of 2013.

	Restricted shares	Restricted stock units	Weighted-average fair value
Nonvested at beginning of year	1,161,164	597,042	$59.13
Granted to employees and directors - time-based	387,457	167,673	$71.43
Granted to employees - performance-based	12,000	34,050	$71.41
Vested	(9,048)	(10,063)	$60.33
Forfeited	(51,167)	(11,102)	$60.82
Nonvested at end of period	1,500,406	777,600	$62.32

The nonvested totals at the end of the period include 36,000 performance-based restricted shares and 104,925 performance-based restricted stock units. The performance period has lapsed and the performance threshold has been met for 12,000 shares and 36,750 units that were outstanding at the end of the period.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense (in millions) to be recognized over the remaining vesting periods of the stock-based awards outstanding at June 30, 2013. Estimated future compensation expense will change to reflect future option grants, including reloads; future awards of unrestricted shares, restricted shares, and restricted stock units; changes in estimated forfeitures; changes in the probability of performance thresholds being met; and adjustments for actual forfeitures.

Third quarter 2013	$28.2
Fourth quarter 2013	23.8
2014	68.9
2015 through 2018	66.3
Total	$187.2

NOTE 9	– EARNINGS PER SHARE CALCULATIONS.

The following table presents the reconciliation (in millions) of our net income to net income allocated to our common stockholders and the weighted-average shares (in millions) that are used in calculating the basic and diluted earnings per share on our common stock. Weighted-average common shares outstanding assuming dilution reflects the potential dilution, determined using the treasury stock method that could occur if outstanding stock options were exercised and non-participating stock awards were vested.

	Three months ended		Six months ended
	6/30/2012	6/30/2013	6/30/2012	6/30/2013
Net income	$206.8	$247.8	$404.3	$489.7
Less: net income allocated to outstanding restricted stock and stock unit holders	(1.2)	(2.0)	(2.2)	(3.8)
Net income allocated to common stockholders	$205.6	$245.8	$402.1	$485.9

Weighted-average common shares
Outstanding	253.4	258.2	253.2	257.5
Outstanding assuming dilution	260.6	266.2	260.8	265.6

The following table shows the weighted-average outstanding stock options (in millions) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive.

	Three months ended		Six months ended
	6/30/2012	6/30/2013	6/30/2012	6/30/2013
Weighted-average outstanding stock options excluded	5.4	2.4	5.0	3.0

NOTE 10 - OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME.

The following table presents the deferred tax benefit (income tax) impact of the components (in millions) of other comprehensive income.

	Three months ended		Six months ended
	6/30/2012	6/30/2013	6/30/2012	6/30/2013
Deferred tax benefit (income taxes) on:
Net unrealized holding losses (gains)	$12.1	$2.4	$(17.0)	$(11.4)
Reclassification adjustment recognized in non-operating investment income:
Net gains realized on dispositions, determined using average cost	1.0	.1	1.0	4.5
Deferred tax benefit (income taxes) on net unrealized holding gains recognized in other comprehensive income	13.1	2.5	(16.0)	(6.9)
Deferred tax benefit (income taxes) on currency translation adjustment	(2.1)	.0	1.9	1.8
Total deferred tax benefit (income taxes)	$11.0	$2.5	$(14.1)	$(5.1)

The changes in accumulated other comprehensive income (in millions), by component, for the first half of 2013, are presented below.

	12/31/2012	Other comprehensive income, net of tax	6/30/2013
Net unrealized holding gains (losses) on:
Investments in sponsored funds	$232.3	$18.3	$250.6
Debt securities held by savings bank subsidiary	3.2	(1.4)	1.8
Proportionate share of investments held by UTI	.6	(.2)	.4
	236.1	16.7	252.8
Deferred income taxes	(91.6)	(6.9)	(98.5)
Net unrealized holding gains, net of taxes	144.5	9.8	154.3
Currency translation adjustment, net of taxes	(12.6)	(3.3)	(15.9)
Accumulated other comprehensive income	$131.9	$6.5	$138.4
Other comprehensive income, net of tax, related to our net unrealized holding gains for the six month period ended June 30, 2012 and 2013, includes $2.5 million and $11.5 million, respectively, in gains realized on dispositions that were reclassified from accumulated other comprehensive income to non-operating investment income. The income taxes related to these gains of $1.0 million and $4.5 million, respectively, were reclassified from accumulated other comprehensive income to our provision for income taxes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:

We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries (“the Company”) as of June 30, 2013, the related condensed consolidated statements of income and comprehensive income for the three- and six-month periods ended June 30, 2013 and 2012, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2013 and 2012 and the related condensed consolidated statement of stockholders’ equity for the six-month period ended June 30, 2013. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
July 24, 2013

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our U.S. sponsored mutual funds and other investment portfolios. The other investment portfolios include separately managed accounts, subadvised funds, and other sponsored investment portfolios including common trust funds, target-date retirement trusts, and mutual funds offered to investors outside the U.S. and through variable annuity life insurance plans. Investment advisory clients domiciled outside the U.S. account for about 7% of our assets under management at June 30, 2013.

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

We remain debt-free with substantial liquidity and resources that allow us to take advantage of attractive growth opportunities, invest in key capabilities including investment professionals and technologies and, most importantly, provide our clients with strong investment management expertise and service both now and in the future. In the coming quarters, we expect to increase funding for long-term initiatives to sustain and deepen our investment talent , broaden our distribution reach in the U.S. and internationally, and expand capabilities through enhanced technology.

BACKGROUND.

U.S. equities added to their strong first quarter gains in the second quarter of 2013. Several major indexes reached multi-year highs or all-time highs by the end of May, as the economy expanded, corporate earnings remained mostly favorable, and the Federal Reserve continued its stimulus efforts. However, equities retreated and long-term bond yields rose sharply late in the quarter, as the Federal Reserve signaled that it may begin tapering its asset purchase program later in 2013 if the economy evolved in line with their projections. Non-U.S. developed markets were mixed in the quarter, while emerging markets declined sharply amid concerns about slowing economic growth, rising interest rates, political unrest, and currency weakness versus the dollar.

Returns of several major equity market indexes for the three- and six-month periods ended June 30, 2013 are as follows:

	Three months ended	Six months ended
Index	6/30/2013	6/30/2013
S&P 500 Index	2.9%	13.8%
NASDAQ Composite Index (1)	4.2%	12.7%
Russell 2000 Index	3.1%	15.9%
MSCI EAFE (Europe, Australasia, and Far East) Index	-0.7%	4.5%
MSCI Emerging Markets Index	-8.0%	-9.4%
 (1) returns exclude dividends

Bond markets around the world experienced sharp declines in the second quarter of 2013, as investors reacted to the Federal Reserve's comments on ongoing stimulus efforts, specifically the tapering of asset purchases in the future. Longer-term Treasuries suffered the largest losses, but every major bond sector was lower. The yield on the benchmark 10-year U.S. Treasury increased 65 basis points during the second quarter of 2013, and ended June 30, 2013 at 2.5%, its highest level since August 2011. The Federal Reserve did reaffirm that it would maintain its low short-term interest rate policy so long as the unemployment rate remains above 6.5% and annual inflation remains below 2.5% in the short-term. Bonds in overseas markets were also negatively affected in the second quarter of 2013 by concerns over slowing economic growth in emerging markets, and currency weakness against the dollar.

Returns for several major bond market indexes for the three- and six-month periods ended June 30, 2013 are as follows:

	Three months ended	Six months ended
Index	6/30/2013	6/30/2013
Barclays U.S. Aggregate Index	-2.3%	-2.4%
Credit Suisse High Yield Index	-1.4%	1.5%
Barclays Municipal Bond Index	-3.0%	-2.7%
Barclays Global Aggregate Ex-U.S. Dollar Bond Index	-3.1%	-6.5%
JPMorgan Emerging Markets Bond Plus	-6.3%	-9.4%

ASSETS UNDER MANAGEMENT.

Assets under management (in billions) at the end of 2012 and each quarter of 2013 as well as changes during 2013 are detailed below.

	Quarter ended 3/31/2013	Quarter ended 6/30/2013	First half ended 6/30/2013
Assets under management at beginning of period	$576.8	$617.4	$576.8
Net cash flows
Sponsored mutual funds in the U.S.	7.6	(.2)	7.4
Other portfolios	(4.3)	(7.8)	(12.1)
	3.3	(8.0)	(4.7)
Market valuation changes and income	37.3	4.6	41.9
Change during the period	40.6	(3.4)	37.2
Assets under management at end of period	$617.4	$614.0	$614.0

	As of
	12/31/2012	3/31/2013	6/30/2013
Sponsored mutual funds in the U.S.	$346.9	$377.0	$379.5
Other portfolios	229.9	240.4	234.5
	$576.8	$617.4	$614.0

Stock and blended asset portfolios	$421.1	$459.6	$461.5
Fixed income portfolios	155.7	157.8	152.5
	$576.8	$617.4	$614.0

Total cash flows for the three- and six- month periods ended June 30, 2013 include $2.5 billion and $6.3 billion, respectively, in net cash inflows sourced from our target-date retirement portfolios. The target-date retirement portfolios in turn invest in a broadly diversified portfolio of other Price funds or Price trust funds, and automatically rebalance to maintain their specific asset allocation weightings. Assets under management in these retirement portfolios at June 30, 2013, totaled $101.4 billion, including $89.4 billion in target-date retirement funds and $12.0 billion in target-date retirement trusts.

We incur significant expenditures to attract new investment advisory clients and additional investments from our existing clients. These efforts involve costs that generally precede any future revenues that we might recognize from additions to our assets under management.

RESULTS OF OPERATIONS.

Second quarter of 2013 versus second quarter of 2012.

Investment advisory revenues were up 17.4%, or $109.7 million, to $739.7 million in the second quarter of 2013, as average assets under our management increased $86.8 billion to $625.1 billion. The average annualized effective fee rate earned on our assets under management was 47.5 basis points during the second quarter of 2013, up from the 47.2 basis points earned during the full-year 2012, due primarily to assets shifting into higher than average fee rate portfolios. We waived $11.9 million in money market advisory fees in the second quarter of 2013, an increase of $4.1 million from the comparable 2012 quarter, in order to maintain a positive yield for fund investors. These fee waivers represent about 2% of total investment advisory revenues earned during the second quarter of 2013. We have waived fees from each of our money market mutual funds and trusts, which have combined net assets of $15.9 billion at June 30, 2013. We expect that these fee waivers will continue for the remainder of 2013.

Net revenues increased $117.5 million, or 15.9%, to $854.3 million in the second quarter of 2013. Operating expenses were $455.5 million in the second quarter of 2013, an increase of $46.7 million or 11.4%. Overall, net operating income for the second quarter of 2013 increased $70.8 million to $398.8 million. The increase in our average assets under management and corresponding investment advisory revenues from higher market valuations lifted our operating margin in the second quarter of 2013 to 46.7% compared to 44.5% in the 2012 period. Net income increased $41.0 million, or 19.8%, to $247.8 million, in the second quarter of 2013 and our diluted earnings per share on our common stock increased 16.5% to $.92 from the $.79 earned in the second quarter of 2012.

Revenues

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the U.S. were $519.4 million, an increase of $85.1 million, or 19.6%, on higher average assets under management. Average mutual fund assets under management in the second quarter of 2013 were $382.5 billion, an increase of 20.2% from the average in the second quarter of 2012. Mutual fund assets at June 30, 2013, were $379.5 billion, an increase of $2.5 billion from March 31, 2013.

During the second quarter of 2013, market appreciation and income of $2.7 billion earned by our mutual funds was tempered by net cash outflows of $.2 billion. Money market funds had net cash inflows of $.6 billion while the stock and blended asset funds and bond funds each had $.4 billion in net cash outflows. These cash flow amounts for the second quarter of 2013 include $3.1 billion in assets that clients transferred to our other investment portfolios, including the target-date retirement trusts. Without these transfers, the mutual funds would have had net cash inflows of $2.9 billion in the second quarter of 2013.

Investment advisory revenues earned in the second quarter of 2013 on our other investment portfolios increased $24.6 million compared to the 2012 quarter to $220.3 million, as average assets under management increased $22.6 billion, or 10.3%, to $242.6 billion. Ending assets in these portfolios at June 30, 2013, were $234.5 billion, a decrease of $5.9 billion from March 31, 2013. Market appreciation and income of $1.9 billion was more than offset by net cash outflows of $7.8 billion during the second quarter of 2013. This net cash outflow amount is presented net of the $3.1 billion in assets that clients transferred from the mutual funds in the second quarter of 2013. The majority of the net cash outflows for the second quarter of 2013 were concentrated among a small number of institutional and intermediary clients that changed their investment objectives or repositioned their strategy allocations during the quarter.

Administrative fee revenues increased $3.7 million to $86.4 million in the second quarter of 2013. The increase is primarily attributable to transfer agent servicing activities and defined contribution recordkeeping services provided to the mutual funds and their investors. Changes in administrative fee revenues are generally offset by similar changes in related operating expenses that are incurred to provide services to the funds and their investors.

Distribution and servicing fee revenues earned from 12b-1 plans of the Advisor, R, and variable annuity class shares of our sponsored funds and portfolios increased $4.4 million from the second quarter of 2012 on greater average assets under management in these share classes. The 12b-1 fees earned are offset entirely by the costs paid to third-party intermediaries who source these assets. These costs are reported as distribution and servicing costs on the face of the condensed consolidated statements of income.

Operating expenses

Compensation and related costs were $288.3 million in the second quarter of 2013, an increase of $26.8 million, or 10.2%, compared to the second quarter of 2012. The largest part of the change is attributable to a $13.5 million increase in the interim accrual for our annual variable compensation programs and $9.9 million in higher salaries and related benefits, which results from a modest increase in salaries at the beginning of 2013 combined with a 3.5% increase in our average staff size from the second quarter of 2012. The balance of the change from the 2012 quarter is attributable to an increase in non-cash stock-based compensation expense, an increase in temporary personnel to support our business growth and higher other employee-related costs. At June 30, 2013, we employed 5,448 associates.

Occupancy and facility costs, together with depreciation and amortization expense, were $57.0 million in the second quarter of 2013, up $5.7 million compared to the second quarter of 2012. The change includes costs of $2.8 million to terminate certain facility leases, as well as costs to expand our international facilities and update our technology capabilities, including related maintenance programs, to meet increasing business demands.

Other operating expenses in the second quarter of 2013 were up $10.4 million from the comparable 2012 quarter as increased business demands and our continued investment in capabilities have increased costs. These include costs related to our defined contribution recordkeeping business, consulting and professional fees, information services, and other third-party services.

Non-operating investment income

Net non-operating investment income in the second quarter of 2013 of $1.4 million decreased $6.0 million from the 2012 quarter primarily due to unrealized market losses recognized on certain sponsored investment portfolios that we consolidate or account for under the equity method of accounting. Also, the 2012 period included realized gains from the sale of certain of our sponsored funds that did not reoccur in the second quarter of 2013.

Provision for income taxes

The effective tax rate for the second quarter of 2013 of 38.1% is unchanged from the effective rate for the first quarter of 2013. We currently estimate our effective tax rate for the full year 2013 will be 38.3%. Our effective income tax rate reflects the relative contribution of pre-tax income generated by our non-U.S. subsidiaries that are subject to tax rates lower than our U.S. rates. Changes in the relative contribution of pre-tax income from U.S. and non-U.S. sources or changes in tax rates in the U.S. or relevant non-U.S. jurisdictions may affect our effective income tax rate and overall net income in the future.

First half of 2013 versus first half of 2012.

Investment advisory revenues were up 15.1%, or $189.6 million, to about $1.4 billion in the first half of 2013, as average assets under our management increased $78.8 billion to $613.1 billion. The average annualized fee rate earned on our assets under management was 47.4 basis points in the first half of 2013, up from the 47.2 basis points earned in the full-year 2012. We waived $22.9 million in money market advisory fees in the first half of 2013, an increase of $6.2 million from the $16.7 million waived in the 2012 period. The fee waivers in the first half of 2013 represent about 2% of our total investment advisory revenues earned during the same period.

Net revenues increased $204.5 million, or 14.0%, to nearly $1.7 billion. Operating expenses were $898.6 million in the first half of 2013, an increase of $77.3 million, or 9.4%. Overall, net operating income for the first half of 2013 increased $127.2 million to $771.4 million. Our operating margin in the first half of 2013 was 46.2% compared to 44.0% in the 2012 period. Non-operating investment income of $19.7 million for the first half of 2013 included $11.5 million in gains realized from rebalancing our available-for-sale sponsored investments portfolio. Net income increased $85.4 million to $489.7 million for the first half of 2013, and our diluted earnings per share on our common stock increased 18.8% to $1.83.

Revenues

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the U.S. increased 17.4%, or $149.8 million, to $1.0 billion, on higher average mutual fund assets. Average mutual fund assets in the first half of 2013 were $373.7 billion, an increase of 18.5% from the average for the comparable 2012 period. Mutual fund assets of $379.5 billion at June 30, 2013, increased $32.6 billion from $346.9 billion at the end of 2012.

Net cash inflows into our mutual funds were $7.4 billion during the first half of 2013, including $4.8 billion into the stock and blended asset funds, $2.1 billion into the bond funds, and $.5 billion into the money market funds. These mutual fund net inflow amounts are presented net of $5.0 billion that clients transferred to the other investment portfolios, primarily our common trust funds and target-date retirement trusts. Higher market appreciation and income in the first half of 2013 increased our mutual fund assets under management by $25.2 billion.

Investment advisory revenues earned on the other investment portfolios for the first half of 2013 were $432.6 million, an increase of $39.8 million, or 10.1%, from the $392.8 million earned in the comparable 2012 period. Average assets in these portfolios were $239.4 billion during the first half of 2013, up $20.5 billion from the comparable 2012 period. Assets under management of $234.5 billion at June 30, 2013, increased $4.6 billion from the end of 2012. Market appreciation and income of $16.7 billion was offset in part by net outflows of $12.1 billion during the first half of 2013. Net outflows during the first half of 2013 are presented net of the $5.0 billion transferred from the mutual funds. The majority of the net cash outflows in the first half of 2013 were concentrated among a small number of institutional and intermediary clients that changed their investment objectives, repositioned their strategy allocations, or experienced relative investment performance challenges within their portfolio.

Administrative fee revenues increased $7.1 million to $172.7 million in the first half of 2013. The increase is primarily attributable to our transfer agent servicing activities and defined contribution recordkeeping services for the mutual funds and their investors. As noted above, changes in administrative fee revenues are generally offset by similar changes in related operating expenses that are incurred to provide services to the funds and their investors.

Distribution and servicing fee revenues earned from 12b-1 plans of the Advisor, R, and variable annuity class shares of our sponsored portfolios were $54.3 million in the first half of 2013, an increase of $8.4 million from the comparable 2012 period on greater average assets under management in these share classes. The 12b-1 fees earned are offset entirely by the costs paid to third-party intermediaries who source these assets. These costs are reported as distribution and servicing costs on the face of the condensed consolidated income statements.

Operating expenses

Compensation and related costs were $567.4 million in the first half of 2013, an increase of $45.2 million, or 8.7%, compared to the 2012 period. The largest part of the increase is attributable to a $20.5 million increase in our interim accrual for our annual variable compensation program and a $17.4 million increase in salaries and related benefits. Our average staff size has increased 3.3% from the first half of 2012. Higher temporary staff expenses, non-cash stock-based compensation expense, and other employee costs account for the remainder of the increase in compensation and related costs in the 2013 period.

Occupancy and facility costs, together with depreciation expense, increased $11.0 million, or 10.9%, compared to the first half of 2012. The change includes costs of $3.5 million to terminate certain facility leases, as well as costs to expand our international facilities and update technology capabilities, including related maintenance programs, to meet increasing business demands.

Other operating expenses were $120.9 million in the first half of 2013, an increase of $13.8 million from the comparable 2012 period as increased business demands and our continued investment in capabilities have increased costs. These costs include costs related to our defined contribution recordkeeping business, consulting and professional fees, information services, and other third-party services.

Non-operating investment income

Our non-operating investment income, which includes the recognition of investment gains and losses, was up $7.2 million from the first half of 2012, including $9.0 million in additional gains realized from rebalancing our available-for-sale sponsored investments portfolio and $4.1 million in higher net gains recognized on our other non-sponsored investments. These higher gains were offset by unrealized market losses recognized on those sponsored investment portfolios that we consolidate or account for under the equity method of accounting.

CAPITAL RESOURCES AND LIQUIDITY.

Operating activities during the first half of 2013 provided cash flows of $727.9 million, up $233.4 million from the 2012 period, including an $85.4 million increase in net income. Timing differences in the cash settlement of our assets and liabilities increased our operating cash flows by $87.2 million compared to the first half of 2012. The first half of 2013 includes $25.7 million in cash outflows compared with $89.3 million in the 2012 period for the net purchase of securities held by consolidated sponsored investment portfolios to which we provided seed capital at their formation and were deemed to have a controlling interest. These operating cash flow increases are offset by the addback of an additional $9.0 million in gains recognized on the sale of certain available-for-sale sponsored fund investments as the related cash flow activity is reflected in net cash used in investing activities. Our interim operating cash flows do not include the cash impact of variable compensation that is accrued throughout the year before being substantially paid out in December.

Net cash used in investing activities totaled $57.2 million in the first half of 2013, down $117.5 million from the comparable 2012 period. We made $130.4 million more net investments in our sponsored investment funds in the first half of 2012 than in the 2013 period. This decrease in cash used was offset by an $18.4 million reduction in the net cash proceeds received from the debt securities held by our savings bank in the first half of 2013 compared to the 2012 period.

Net cash used in financing activities was $93.9 million in the first half of 2013, down $151.5 million from the comparable 2012 period. The first half of 2012 includes cash used of $129.2 million for stock repurchases compared to no repurchases in the 2013 period. Cash proceeds from option exercises increased $51.8 million in the first half of 2013 compared to the comparative 2012 period as the higher market valuation that our common stock experienced in the 2013 period led our associates to exercise their options. These cash flow increases were partially offset by the change in customer deposits at our savings bank subsidiary during the first half of 2013 and the $24.6 million increase in dividends paid. The increase in dividends paid in the first half of 2013 is primarily due to the $.04 increase in our quarterly per-share dividend.

Our cash and sponsored investment holdings at June 30, 2013 were nearly $2.7 billion, and we have no debt. We anticipate property and equipment expenditures for the full year 2013 to be about $125 million and expect to fund them from our cash balances. We generally repurchase shares of our common stock over time to offset the dilution created by our equity-based compensation plans. Given the availability of our financial resources, we do not maintain an available external source of liquidity.

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

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of June 30, 2013, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the second quarter of 2013, and has concluded that there was no change during the second quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

With the exception of the following additions or updates to the list of current and proposed legal or regulatory requirements discussed in Item 1A of our Form 10-K Annual Report for 2012 there have been no material changes in the risk factors previously provided.

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

The Securities and Exchange Commission (the “SEC”) has proposed additional reforms to money market fund regulation. The proposal includes two basic alternatives that could be adopted alone or in combination. The first proposed alternative would require institutional non-government money market funds to operate with a floating net asset value (“NAV”) and the second proposed alternative would require non-government money market funds to impose liquidity fees and redemption gates under certain conditions. Regardless of whether either or both of these alternatives are adopted, the SEC proposal would institute other reforms for money market funds, including additional disclosure and reporting requirements, tightening of diversification requirements, and enhanced stress testing. Adoption of any such reforms could have a negative impact on the attractiveness of such funds to investors, or the willingness of the firm to sponsor such products. It would also subject us to additional regulatory requirements and costs to comply with any such requirements.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchase activity during the second quarter of 2013 is as follows.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April	50,873	$75.16	—	11,413,467
May	247,227	$76.77	—	11,413,467
June	46,888	$73.83	—	11,413,467
Total	344,988	$76.14	—

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorizations, outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options, and shares withheld to cover the minimum payroll tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the second quarter of 2013, 344,611 were related to shares surrendered in connection with employee stock option exercises and 377 were related to shares withheld to cover payroll tax withholdings associated with the vesting of restricted stock awards.

The maximum number of shares that may yet be purchased are available under the Board of Directors’ September 8, 2010 publicly announced authorization.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On July 24, 2013, we issued a press release reporting our results of operations for the second quarter of 2013. A copy of that press release is furnished herewith as Exhibit 99. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

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

10.03
Transfer Agency and Service Agreement as of January 1, 2013, between T. Rowe Price Services, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 26, 2013; File No. 033-38791).

10.04
Agreement as of January 1, 2013, between T. Rowe Price Retirement Plan Services, Inc. and certain of the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 26, 2013; File No. 033-38791).

10.05	Agreement as of January 1, 2013 between T. Rowe Price Associates, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 26, 2013; File No. 033-38791).

10.18.5
HM Revenue and Customs Approved Sub-Plan for UK Employees under the 2012 Long-Term Incentive Plan. (Incorporated by reference from Form 10-Q for the quarterly period ended March 31, 2013 filed on April 24, 2013; File No. 033-07012-99).

10.18.6
Forms of Agreement for Stock Options issued under the HM Revenue and Customs Approved Sub-Plan for UK Employees under the 2012 Long-Term Incentive Plan. (Incorporated by reference from Form 10-Q for the quarterly period ended March 31, 2013 filed on April 24, 2013; File No. 033-07012-99).

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99	Press release issued July 24, 2013, reporting our results of operations for the second quarter of 2013.

101
The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s unaudited condensed consolidated interim financial statements and notes that are included in this Form 10-Q Report.

	101.INS	XBRL Instance Document (File name: trow-20130630.xml).

	101.SCH	XBRL Taxonomy Extension Schema Document (File name: trow-20130630.xsd).

	101.CAL	XBRL Taxonomy Calculation Linkbase Document (File name: trow-20130630_cal.xml).

	101.LAB	XBRL Taxonomy Label Linkbase Document (File name: trow-20130630_lab.xml).

	101.PRE	XBRL Taxonomy Presentation Linkbase Document (File name: trow-20130630_pre.xml).

	101.DEF	XBRL Taxonomy Definition Linkbase Document (File name: trow-20130630_def.xml).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 24, 2013.
T. Rowe Price Group, Inc.

By:    /s/ Kenneth V. Moreland
Vice President, Chief Financial Officer and Treasurer