Form 10-Q
period 2013-09-30
PRICE T ROWE GROUP INC
filed 2013-10-24
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
Commission File Number: 000-32191
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, October 22, 2013, is 260,907,929.
The exhibit index is at Item 6 on page 25.

1

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2012	9/30/2013
ASSETS
Cash and cash equivalents	$879.1	$1,693.3
Accounts receivable and accrued revenue	353.9	365.6
Investments in sponsored funds	1,140.1	1,307.8
Debt securities held by savings bank subsidiary	136.0	125.0
Other investments	304.7	314.1
Property and equipment	561.0	567.5
Goodwill	665.7	665.7
Other assets	162.3	87.8
Total assets	$4,202.8	$5,126.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$89.7	$97.3
Accrued compensation and related costs	90.8	312.7
Income taxes payable	21.5	43.3
Customer deposits at savings bank subsidiary	154.7	132.9
Total liabilities	356.7	586.2

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, undesignated, $.20 par value – authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value - authorized 750,000,000; issued 257,018,000 shares in 2012 and 260,872,000 in 2013	51.4	52.2
Additional capital in excess of par value	631.0	824.8
Retained earnings	3,031.8	3,494.7
Accumulated other comprehensive income	131.9	168.9
Total stockholders’ equity	3,846.1	4,540.6
Total liabilities and stockholders’ equity	$4,202.8	$5,126.8

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended		Nine months ended
	9/30/2012	9/30/2013	9/30/2012	9/30/2013
Revenues
Investment advisory fees	$661.4	$768.3	$1,914.4	$2,210.9
Administrative fees	83.4	85.4	249.0	258.1
Distribution and servicing fees	24.4	30.5	70.3	84.8
Net revenue of savings bank subsidiary	.5	.2	1.5	.6
Net revenues	769.7	884.4	2,235.2	2,554.4

Operating expenses
Compensation and related costs	263.8	291.3	786.0	858.7
Advertising and promotion	17.5	15.4	63.1	59.9
Distribution and servicing costs	24.4	30.5	70.3	84.8
Depreciation and amortization of property and equipment	20.6	22.1	59.6	65.5
Occupancy and facility costs	31.0	32.9	92.5	101.0
Other operating expenses	53.5	66.3	160.6	187.2
Total operating expenses	410.8	458.5	1,232.1	1,357.1

Net operating income	358.9	425.9	1,003.1	1,197.3

Non-operating investment income	41.4	11.6	53.9	31.3

Income before income taxes	400.3	437.5	1,057.0	1,228.6
Provision for income taxes	153.0	167.2	405.4	468.6
Net income	$247.3	$270.3	$651.6	$760.0

Earnings per share on common stock
Basic	$.97	$1.03	$2.56	$2.92
Diluted	$.94	$1.00	$2.48	$2.83

Dividends declared per share	$.34	$.38	$1.02	$1.14

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three months ended		Nine months ended
	9/30/2012	9/30/2013	9/30/2012	9/30/2013
Net income	$247.3	$270.3	$651.6	$760.0
Other comprehensive income
Net unrealized holding gains (losses) on:
Investments in sponsored funds
Net unrealized holding gains	40.3	62.4	81.1	92.2
Reclassification adjustment recognized in non-operating investment income:
Net gains realized on dispositions, determined using average cost	(31.2)	—	(33.7)	(11.5)
Investments in sponsored funds	9.1	62.4	47.4	80.7
Debt securities held by savings bank subsidiary	.4	—	.8	(1.4)
Proportionate share of net unrealized holding gains (losses) on securities held by UTI Asset Management Company Limited	.1	.1	.2	(.1)
Total net unrealized holding gains recognized in other comprehensive income	9.6	62.5	48.4	79.2
Currency translation adjustment	(11.8)	(12.2)	(17.1)	(17.3)
Total other comprehensive income (loss) before income taxes	(2.2)	50.3	31.3	61.9
Net deferred tax benefits (income taxes)	0.4	(19.8)	(13.7)	(24.9)
Total other comprehensive income (loss)	(1.8)	30.5	17.6	37.0
Total comprehensive income	$245.5	$300.8	$669.2	$797.0

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine months ended
	9/30/2012	9/30/2013
Cash flows from operating activities
Net income	$651.6	$760.0
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	59.6	65.5
Stock-based compensation expense	77.3	81.3
Intangible asset amortization	.3	.3
Realized gains on dispositions of sponsored funds	(33.7)	(11.5)
Net losses on investments of consolidated sponsored investment portfolios	(1.8)	(1.1)
Change in securities held by consolidated sponsored investment portfolios	(89.3)	(25.7)
Other changes in assets and liabilities	197.0	289.5
Net cash provided by operating activities	861.0	1,158.3

Cash flows from investing activities
Investments in sponsored funds	(342.2)	(112.5)
Dispositions of sponsored funds	165.6	37.0
Investments in debt securities held by savings bank subsidiary	(31.1)	(26.8)
Proceeds from debt securities held by savings bank subsidiary	70.2	36.0
Additions to property and equipment	(55.7)	(74.6)
Other investing activity	(9.0)	2.3
Net cash used in investing activities	(202.2)	(138.6)

Cash flows from financing activities
Repurchases of common stock	(135.2)	(14.1)
Common share issuances under stock-based compensation plans	52.3	101.2
Excess tax benefits from stock-based compensation plans	33.7	26.3
Dividends	(259.7)	(297.1)
Change in savings bank subsidiary deposits	(12.8)	(21.8)
Net cash used in financing activities	(321.7)	(205.5)

Cash and cash equivalents
Net change during period	337.1	814.2
At beginning of year	897.9	879.1
At end of period	$1,235.0	$1,693.3

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
Balances at December 31, 2012	257,018	$51.4	$631.0	$3,031.8	$131.9	$3,846.1
Net income				760.0		760.0
Other comprehensive income, net of tax					37.0	37.0
Dividends				(297.0)		(297.0)
Common stock-based compensation plans activity
Shares issued upon option exercises	2,988.6		100.6			101.2
Restricted shares issued, net of shares withheld for taxes	1,115.2		(.4)			(.2)
Shares issued upon vesting of restricted stock units	21	—	(.1)			(.1)
Forfeiture of restricted awards	(70)	—	—			—
Net tax benefits			26.4			26.4
Stock-based compensation expense			81.3			81.3
Restricted stock units issued as dividend equivalents			0.1	(0.1)		—
Common shares repurchased	(200)	—	(14.1)			(14.1)
Balances at September 30, 2013	260,872	$52.2	$824.8	$3,494.7	$168.9	$4,540.6

The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	– THE COMPANY AND BASIS OF PREPARATION.

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

Accounts receivable from our sponsored mutual funds for advisory fees and advisory-related administrative services aggregate $184.0 million at December 31, 2012, and $201.8 million at September 30, 2013.

Revenues (in millions) from advisory services provided under agreements with our sponsored mutual funds and other investment clients include:

	Three months ended		Nine months ended
	9/30/2012	9/30/2013	9/30/2012	9/30/2013
Sponsored mutual funds in the U.S.
Stock and blended asset	$368.1	$452.0	$1,059.6	$1,276.3
Bond and money market	90.0	89.3	258.7	275.0
	458.1	541.3	1,318.3	1,551.3
Other portfolios
Stock and blended asset	160.2	187.4	472.1	538.1
Bond, money market, and stable value	43.1	39.6	124.0	121.5
	203.3	227.0	596.1	659.6
Total	$661.4	$768.3	$1,914.4	$2,210.9

The following table summarizes the various investment portfolios and assets under management (in billions) on which we earn advisory fees.

	Average during		Average during
	the third quarter of		the first nine months of
	2012	2013	2012	2013
Sponsored mutual funds in the U.S.
Stock and blended asset	$246.4	$305.4	$237.8	$289.5
Bond and money market	86.1	90.8	83.3	91.8
	332.5	396.2	321.1	381.3
Other portfolios
Stock and blended asset	159.2	182.5	156.9	177.3
Bond, money market, and stable value	66.1	57.6	64.2	62.3
	225.3	240.1	221.1	239.6
Total	$557.8	$636.3	$542.2	$620.9

	As of
	12/31/2012	9/30/2013
Sponsored mutual funds in the U.S.
Stock and blended asset	$256.9	$312.4
Bond and money market	90.0	91.4
	346.9	403.8
Other portfolios
Stock and blended asset	164.2	181.4
Bond, money market, and stable value	65.7	62.0
	229.9	243.4
Total	$576.8	$647.2

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for about 7% of our assets under management at September 30, 2013.

Fees for advisory-related administrative services provided to our sponsored mutual funds in the U.S. during the first nine months of the year were $193.6 million in 2012 and $199.1 million in 2013. Fees for these services during the third quarter were $64.8 million in 2012 and $65.3 million in 2013. Distribution and other servicing fees earned from certain classes of our sponsored mutual funds in the U.S. during the first nine months of the year were $70.3 million in 2012 and $84.8 million in 2013. Such fees during the third quarter were $24.4 million in 2012 and $30.5 million in 2013.

NOTE 3	– INVESTMENTS IN SPONSORED FUNDS - AVAILABLE-FOR-SALE.

We make investments in our sponsored funds for general corporate investment purposes or to provide seed capital for newly formed funds. These sponsored funds (in millions) are voting interest entities and include:

	Aggregate cost	Unrealized holding		Aggregate fair value
		gains	losses
December 31, 2012
Stock and blended asset funds	$336.9	$178.9	$—	$515.8
Bond funds	570.9	53.4	—	624.3
Total	$907.8	$232.3	$—	$1,140.1

September 30, 2013
Stock and blended asset funds	$348.8	$266.3	$—	$615.1
Bond funds	646.0	49.7	(3.0)	692.7
Total	$994.8	$316.0	$(3.0)	$1,307.8

The unrealized holding losses at September 30, 2013, are attributable to four fund holdings with an aggregate fair value of $155.8 million and are considered temporary.

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

The following table summarizes the assets and liabilities (in millions) held for sale in our condensed consolidated balance sheets:

	12/31/2012	9/30/2013
Cash and cash equivalents	$44.3	$32.1
Debt securities	136.0	125.0
Other assets	.4	.1
Total assets held for sale	$180.7	$157.2

Accounts payable and accrued expenses	$.1	$.1
Income taxes payable	1.3	.7
Customer deposits	154.7	132.9
Total liabilities held for sale	$156.1	$133.7

NOTE 5	– DEBT SECURITIES HELD BY SAVINGS BANK SUBSIDIARY.

Our savings bank subsidiary holds investments in marketable debt securities, including mortgage- and other asset-backed securities, which are accounted for as available-for-sale. The following table (in millions) details the components of these investments.

	12/31/2012		9/30/2013
	Fair value	Unrealized holding gains (losses)	Fair value	Unrealized holding gains (losses)
Investments with temporary impairment (0 securities in 2013) of
Less than 12 months	$6.4	$—	$—	$—
12 months or more	1.0	—	—	—
Total	7.4	—	—	—
Investments with unrealized holding gains	128.6	3.2	125.0	1.8
Total	$136.0	$3.2	$125.0	$1.8
Aggregate cost	$132.8		$123.2

The unrealized losses in these investments at December 31, 2012 totaled $35,000 and were generally caused by changes in interest rates and market liquidity, and not by changes in credit quality. We intended to hold these securities to their maturities and believed it was more-likely-than-not that we would not be required to sell any of these securities before recovery of their amortized cost. Accordingly, impairment of these investments was considered temporary at December 31, 2012.

NOTE 6	– OTHER INVESTMENTS.

These investments (in millions) include:

	12/31/2012	9/30/2013
Cost method investments
10% interest in Daiwa SB Investments Ltd. (Japan)	$12.7	$6.6
Other investments	46.5	51.9
Equity method investments
26% interest in UTI Asset Management Company Limited (India)	139.8	126.2
Sponsored fund investments	—	77.6
Other investments	9.4	4.5
Investments held as trading
Sponsored fund investments	2.6	8.2
Securities held by consolidated sponsored investment portfolios	92.7	38.1
U.S. Treasury note	1.0	1.0
Total	$304.7	$314.1

The securities held by consolidated sponsored investment portfolios relate to investment portfolios in which we provided initial seed capital at the time of its formation. We have determined at December 31, 2012 and September 30, 2013, that these investment portfolios are voting interest entities in which we have a controlling financial interest.

During the second quarter of 2013, we deconsolidated certain sponsored investment portfolios in which we provided initial seed capital at the time of its formation as we no longer had a controlling financial interest. Accordingly, we deconsolidated the carrying value of the investments held as trading, which was $80.1 million at the time, and are reporting our residual interest in these sponsored investment portfolios as an equity method investment.

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

	Level 1	Level 2
December 31, 2012
Cash equivalents	$732.8
Investments in sponsored funds - available-for-sale	1,140.1
Investments held as trading	18.1	$77.2
Debt securities held by savings bank subsidiary	—	136.0
Total	$1,891.0	$213.2

September 30, 2013
Cash equivalents	$1,494.8
Investments in sponsored funds - available-for-sale	1,307.8
Investments held as trading	33.5	$12.8
Debt securities held by savings bank subsidiary	—	125.0
Total	$2,836.1	$137.8

Customer deposits at our savings bank subsidiary are not measured at fair value in our condensed consolidated balance sheets. At December 31, 2012, the estimated fair value of these deposits, based on discounting expected cash outflows at maturity dates that range up to five years using current interest rates offered for deposits with the same dates of maturity, was $157.8 million. At September 30, 2013, the carrying value of these deposits approximates fair value. The fair value was based on the price to transfer the customer deposit obligation to a market participant as evidenced in the agreement to sell our savings bank subsidiary. These fair values were determined using Level 2 inputs.

NOTE 8	– STOCK-BASED COMPENSATION.

STOCK OPTIONS.

The following table summarizes the status of and changes in our stock option grants during the first nine months of 2013.

	Options	Weighted- average exercise price
Outstanding at beginning of year	34,622,435	$48.82
Semiannual grants	3,559,375	$71.73
New hire and reload grants	14,025	$73.53
Non-employee director grants	4,200	$71.48
Exercised	(4,048,323)	$44.50
Forfeited	(610,566)	$55.06
Expired	(1,217)	$53.22
Outstanding at end of period	33,539,929	$51.67
Exercisable at end of period	17,187,492	$46.28

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of and changes in our nonvested restricted shares and restricted stock units during the first nine months of 2013.

	Restricted shares	Restricted stock units	Weighted-average fair value
Nonvested at beginning of year	1,161,164	597,042	$59.13
Granted to employees and directors - time-based	1,093,606	392,623	$71.80
Granted to employees - performance-based	24,000	62,250	$71.70
Vested	(13,594)	(11,288)	$58.69
Forfeited	(69,703)	(19,254)	$60.28
Nonvested at end of period	2,195,473	1,021,373	$65.29

The nonvested totals at the end of the period include 48,000 performance-based restricted shares and 133,125 performance-based restricted stock units. The performance period has lapsed and the performance threshold has been met for 24,000 restricted shares and 70,875 restricted stock units that were outstanding at the end of the period.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense (in millions) to be recognized over the remaining vesting periods of the stock-based awards outstanding at September 30, 2013. Estimated future compensation expense will change to reflect future option grants, including reloads; future awards of unrestricted shares, restricted shares, and restricted stock units; changes in estimated forfeitures; changes in the probability of performance thresholds being met; and adjustments for actual forfeitures.

Fourth quarter 2013	$33.6
2014	105.2
2015 through 2018	110.4
Total	$249.2

NOTE 9	– EARNINGS PER SHARE CALCULATIONS.

The following table presents the reconciliation (in millions) of our net income to net income allocated to our common stockholders and the weighted-average shares (in millions) that are used in calculating the basic and diluted earnings per share on our common stock. Weighted-average common shares outstanding assuming dilution reflects the potential dilution, determined using the treasury stock method that could occur if outstanding stock options were exercised and non-participating stock awards vested.

	Three months ended		Nine months ended
	9/30/2012	9/30/2013	9/30/2012	9/30/2013
Net income	$247.3	$270.3	$651.6	$760.0
Less: net income allocated to outstanding restricted stock and stock unit holders	(1.6)	(2.6)	(3.8)	(6.4)
Net income allocated to common stockholders	$245.7	$267.7	$647.8	$753.6

Weighted-average common shares
Outstanding	253.0	258.7	253.2	257.9
Outstanding assuming dilution	260.3	266.5	260.7	265.9

The following table shows the weighted-average outstanding stock options (in millions) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive.

	Three months ended		Nine months ended
	9/30/2012	9/30/2013	9/30/2012	9/30/2013
Weighted-average outstanding stock options excluded	5.3	2.7	5.1	2.9

NOTE 10 - OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME.

The following table presents the deferred tax benefit (income tax) impact of the components (in millions) of other comprehensive income.

	Three months ended		Nine months ended
	9/30/2012	9/30/2013	9/30/2012	9/30/2013
Deferred tax benefit (income taxes) on:
Net unrealized holding gains	$(15.8)	$(24.1)	$(32.8)	$(35.5)
Reclassification adjustment recognized in non-operating investment income:
Net gains realized on dispositions, determined using average cost	12.1	—	13.1	4.5
Deferred income taxes on net unrealized holding gains recognized in other comprehensive income	(3.7)	(24.1)	(19.7)	(31.0)
Deferred tax benefit on currency translation adjustment	4.1	4.3	6.0	6.1
Total net deferred tax benefit (income taxes)	$.4	$(19.8)	$(13.7)	$(24.9)

The changes in accumulated other comprehensive income (in millions), by component, for the first nine months of 2013, are presented below.

	12/31/2012	Other comprehensive income, net of tax	9/30/2013
Net unrealized holding gains (losses) on:
Investments in sponsored funds	$232.3	$80.7	$313.0
Debt securities held by savings bank subsidiary	3.2	(1.4)	1.8
Proportionate share of investments held by UTI	.6	(.1)	.5
	236.1	79.2	315.3
Net deferred income taxes	(91.6)	(31.0)	(122.6)
Net unrealized holding gains, net of taxes	144.5	48.2	192.7
Currency translation adjustment, net of taxes	(12.6)	(11.2)	(23.8)
Accumulated other comprehensive income	$131.9	$37.0	$168.9
Other comprehensive income, net of taxes, related to our net unrealized holding gains for the nine months ended September 30, 2012 and 2013, includes $33.7 million and $11.5 million, respectively, in gains realized on dispositions that were reclassified from accumulated other comprehensive income to non-operating investment income. The income taxes related to these gains of $13.1 million and $4.5 million, respectively, were reclassified from accumulated other comprehensive income to our provision for income taxes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:

We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries (“the Company”) as of September 30, 2013, the related condensed consolidated statements of income and comprehensive income for the three- and nine-month periods ended September 30, 2013 and 2012, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2013 and 2012 and the related condensed consolidated statement of stockholders’ equity for the nine-month period ended September 30, 2013. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
October 24, 2013

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our U.S. sponsored mutual funds and other investment portfolios. The other investment portfolios include separately managed accounts, subadvised funds, and other sponsored investment portfolios including common trust funds, target-date retirement trusts, and mutual funds offered to investors outside the U.S. and through variable annuity life insurance plans. Investment advisory clients domiciled outside the U.S. account for about 7% of our assets under management at September 30, 2013.

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

We remain debt-free with substantial liquidity and resources that allow us to take advantage of attractive growth opportunities, invest in key capabilities including investment professionals and technologies and, most importantly, provide our clients with strong investment management expertise and service both now and in the future. In the coming quarters, we expect to increase funding for long-term initiatives to sustain and deepen our investment talent, broaden our distribution reach in the U.S. and internationally, and expand capabilities through enhanced technology.

BACKGROUND.

Led by small-cap stocks, U.S. equity markets rose in the third quarter of 2013 extending this year’s equity market rally despite moderating corporate fundamentals and sluggish revenue growth. The market also overcame an increase in long-term interest rates, which was driven by expectations that the Federal Reserve would begin reducing its asset purchases after its September monetary policy meeting. However, the central bank surprised many investors by deciding to delay the tapering of asset purchases until it receives “more evidence” of a "sustained" economic recovery. During the quarter, the Federal Reserve continued to purchase $40 billion in agency mortgage-backed securities and $45 billion in Treasuries every month, and kept the fed funds target rate in the 0.00% to 0.25% range to stimulate the economy.

Developed non-U.S. stock markets also generated strong returns during the third quarter of 2013. Emerging markets equities advanced but were hindered by concerns about slowing growth, rising interest rates across developed markets, the potential for reduced global liquidity when the Federal Reserve decides to reduce its asset purchases, and currency weakness in several countries.

Returns of several major equity market indexes for the three- and nine-month periods ended September 30, 2013 are as follows:

	Three months ended	Nine months ended
Index	9/30/2013	9/30/2013
S&P 500 Index	5.2%	19.8%
NASDAQ Composite Index (1)	10.8%	24.9%
Russell 2000 Index	10.2%	27.7%
MSCI EAFE (Europe, Australasia, and Far East) Index	11.6%	16.6%
MSCI Emerging Markets Index	5.9%	-4.1%
 (1) returns exclude dividends

Global bond returns were mostly positive in the third quarter of 2013. In the U.S., high yield bonds outperformed investment-grade issues while long-term Treasuries declined. For most of the quarter, the fixed income market featured rising yields and an aversion to securities with significant interest rate risk, as investors widely expected that the Federal Reserve would begin to taper its asset purchases in September. Long-term Treasury interest rates rose to two-year highs in early September in anticipation of lower demand from the Fed and stronger economic growth. However, yields started to fall shortly thereafter, and the decline accelerated after the Fed’s decision to delay the tapering of asset purchases. The 10-year yield ended September 2013 at 2.64%, which was well below its early-September peak, but 12 basis points higher than its June 30 closing level of 2.52%.

Government bonds in developed non-U.S. markets produced strong returns in U.S. dollar terms, rebounding from a weak second quarter. Emerging markets bond returns in aggregate were mostly flat in U.S. dollar terms.

Returns for several major bond market indexes for the three- and nine-month periods ended September 30, 2013 are as follows:

	Three months ended	Nine months ended
Index	9/30/2013	9/30/2013
Barclays U.S. Aggregate Index	0.6%	-1.9%
Credit Suisse High Yield Index	2.4%	3.9%
Barclays Municipal Bond Index	-0.2%	-2.9%
Barclays Global Aggregate Ex-U.S. Dollar Bond Index	4.4%	-2.4%
JPMorgan Emerging Markets Index Plus	0.5%	-8.9%

ASSETS UNDER MANAGEMENT.

Assets under management (in billions) at the end of 2012 and each quarter of 2013 as well as changes during 2013 are detailed below.

	Quarter ended 3/31/2013	Quarter ended 6/30/2013	Quarter ended 9/30/2013	First nine months ended 9/30/2013
Assets under management at beginning of period	$576.8	$617.4	$614.0	$576.8
Net cash flows
Sponsored mutual funds in the U.S.	7.6	(.2)	(1.0)	6.4
Other portfolios	(4.3)	(7.8)	(6.4)	(18.5)
	3.3	(8.0)	(7.4)	(12.1)
Market valuation changes and income	37.3	4.6	40.6	82.5
Change during the period	40.6	(3.4)	33.2	70.4
Assets under management at end of period	$617.4	$614.0	$647.2	$647.2

Assets under management transferred from sponsored mutual funds to other portfolios	$1.9	$3.1	$2.5	$7.5

	As of
	12/31/2012	9/30/2013
Sponsored mutual funds in the U.S.	$346.9	$403.8
Other portfolios	229.9	243.4
	$576.8	$647.2

Stock and blended asset portfolios	$421.1	$493.8
Fixed income portfolios	155.7	153.4
	$576.8	$647.2

Total cash flows for the three- and nine- month periods ended September 30, 2013 include $1.2 billion and $7.6 billion, respectively, in net cash inflows sourced from our target-date retirement portfolios. The target-date retirement portfolios in turn invest in a broadly diversified portfolio of other Price funds or Price trust funds, and automatically rebalance to maintain their specific asset allocation weightings. Assets under management in these retirement portfolios at September 30, 2013, totaled $109.5 billion, including $94.9 billion in target-date retirement funds and $14.6 billion in target-date retirement trusts.

We incur significant expenditures to attract new investment advisory clients and additional investments from our existing clients. These efforts involve costs that generally precede any future revenues that we might recognize from additions to our assets under management.

RESULTS OF OPERATIONS.

Third quarter quarter of 2013 versus third quarter of 2012.

Investment advisory revenues were up 16.2%, or $106.9 million, to $768.3 million in the third quarter of 2013, as average assets under our management increased $78.5 billion to $636.3 billion. The average annualized effective fee rate earned on our assets under management was 47.9 basis points during the third quarter of 2013, up from the 47.2 basis points earned during the full-year 2012, due primarily to asset growth in higher than average fee rate strategies. We waived $13.9 million in money market advisory fees in the third quarter of 2013, an increase of $5.0 million from the comparable 2012 quarter, in order to maintain a positive yield for fund investors. These fee waivers represent about 2% of total investment advisory revenues earned during the third quarter of 2013. We have waived fees from each of our money market mutual funds and trusts, which have combined net assets of $16.8 billion at September 30, 2013. We expect that these fee waivers will continue in the fourth quarter of 2013 and into 2014.

Net revenues increased $114.7 million, or 14.9%, to $884.4 million in the third quarter of 2013. Operating expenses were $458.5 million in the third quarter of 2013, an increase of $47.7 million or 11.6%. Overall, net operating income for the third quarter of 2013 increased $67.0 million to $425.9 million. The increase in our average assets under management and corresponding investment advisory revenues from higher market valuations and the growth in assets in higher than average fee rate strategies lifted our operating margin in the third quarter of 2013 to 48.2% compared to 46.6% in the 2012 period. Net income increased $23.0 million, or 9.3%, to $270.3 million, in the third quarter of 2013 and our diluted earnings per share on our common stock increased 6.4% to $1.00 from the $.94 earned in the third quarter of 2012. The net income in the third quarter of 2012 included realized gains of $31.2 million, or $.07 per share after income taxes, from the sale of certain of our sponsored fund holdings.

Revenues

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the U.S. were $541.3 million, an increase of $83.2 million, or 18.2%, on higher average assets under management. Average mutual fund assets under management in the third quarter of 2013 were $396.2 billion, an increase of 19.2% from the average in the third quarter of 2012. Mutual fund assets at September 30, 2013, were $403.8 billion, an increase of $24.3 billion from June 30, 2013.

During the third quarter of 2013, market appreciation and income of $25.3 billion earned by our mutual funds was offset in part by net cash outflows of $1.0 billion. Our money market funds had net cash inflows of $.9 billion while the stock and blended asset funds and bond funds had net cash outflows of $1.1 billion and $.8 billion, respectively. These cash flow amounts for the third quarter of 2013 include $2.5 billion in assets that clients transferred from our mutual funds to our other investment portfolios, primarily our target-date retirement trusts. Without these transfers, the mutual funds would have had net cash inflows of $1.5 billion in the third quarter of 2013.

Investment advisory revenues earned in the third quarter of 2013 on our other investment portfolios increased $23.7 million compared to the 2012 quarter to $227.0 million, as average assets under management increased $14.8 billion, or 6.6%, to $240.1 billion. Ending assets in these portfolios at September 30, 2013, were $243.4 billion, an increase of $8.9 billion from June 30, 2013. Market appreciation and income of $15.3 billion was partially offset by net cash outflows of $6.4 billion during the third quarter of 2013. This net cash outflow amount is presented net of the $2.5 billion in assets that clients transferred from the mutual funds in the third quarter of 2013. The majority of the net cash outflows for the third quarter of 2013 were concentrated among certain institutional and intermediary clients that changed their investment objectives or repositioned their strategy allocations during the quarter.

Administrative fee revenues increased $2.0 million to $85.4 million in the third quarter of 2013. The increase is primarily attributable to transfer agent servicing activities provided to the mutual funds and their investors. Changes in administrative fee revenues are generally offset by similar changes in related operating expenses that are incurred to provide services to the funds and their investors.

Distribution and servicing fee revenues earned from 12b-1 plans of the Advisor, R, and variable annuity class shares of our sponsored funds and portfolios increased $6.1 million from the third quarter of 2012 on greater average assets under management in these share classes. The 12b-1 fees earned are offset entirely by the costs paid to third-party intermediaries who source these assets. These costs are reported as distribution and servicing costs on the face of the condensed consolidated statements of income.

Operating expenses

Compensation and related costs were $291.3 million in the third quarter of 2013, an increase of $27.5 million, or 10.4%, compared to the third quarter of 2012. The largest part of the change is attributable to a $15.0 million increase in the interim accrual for our annual variable compensation programs and $8.0 million in higher salaries and related benefits, which results from a modest increase in salaries at the beginning of 2013 combined with a 4.4% increase in our average staff size from the third quarter of 2012. The balance of the change from the 2012 quarter is attributable to an increase in non-cash stock-based compensation expense, an increase in temporary personnel to support our business growth and higher other employee-related costs. At September 30, 2013, we employed 5,554 associates.

Occupancy and facility costs, together with depreciation and amortization expense, were $55.0 million in the third quarter of 2013, up $3.4 million compared to the third quarter of 2012. The change includes the added costs to expand our international facilities as well as update our technology capabilities, including related maintenance programs, to meet increasing business demands. We expect that these costs in the fourth quarter of 2013 will be up about 10% over the third quarter of 2013 as two new buildings located at our Owings Mills, Maryland campus are placed in service.

Other operating expenses in the third quarter of 2013 were up $12.8 million from the comparable 2012 quarter as increased business demands and our continued investment in capabilities have increased costs. These costs include consulting and professional fees, information and other third-party services, and costs related to our defined contribution recordkeeping business.

Non-operating investment income

Net non-operating investment income in the third quarter of 2013 of $11.6 million decreased $29.8 million from the 2012 quarter primarily due to the $31.2 million in realized gains recognized from the sale of certain sponsored fund holdings sold in the third quarter of 2012 that did not reoccur in the 2013 quarter. The third quarter of 2013 also includes $3.4 million in higher gains recognized from our other investment holdings.

Provision for income taxes

The effective tax rate for the third quarter of 2013 of 38.2% is unchanged from the effective rate for the third quarter of 2012 and the same as the effective rate we currently estimate for the full year 2013. Our effective income tax rate reflects the relative contribution of pre-tax income generated by our non-U.S. subsidiaries that are subject to tax rates which are lower than our U.S. rates. Changes in the relative contribution of pre-tax income from U.S. and non-U.S. sources or changes in tax rates in the U.S. or relevant non-U.S. jurisdictions may affect our effective income tax rate and overall net income in the future.

First nine months of 2013 versus first nine months of 2012.

Investment advisory revenues were up 15.5%, or $296.5 million, to about $2.2 billion in the first nine months of 2013, as average assets under our management increased $78.7 billion to $620.9 billion. The average annualized fee rate earned on our assets under management was 47.6 basis points in the first nine months of 2013, up from the 47.2 basis points earned in the full-year 2012. We waived $36.8 million in money market advisory fees in the first nine months of 2013, an increase of $11.2 million from the $25.6 million waived in the 2012 period. The fee waivers in the first nine months of 2013 represent about 2% of our total investment advisory revenues earned during the same period.

Net revenues increased $319.2 million, or 14.3%, to nearly $2.6 billion. Operating expenses were nearly $1.4 billion in the first nine months of 2013, an increase of $125.0 million, or 10.1%. Overall, net operating income for the first nine months of 2013 increased $194.2 million to nearly $1.2 billion. Our operating margin in the first nine months of 2013 was 46.9% compared to 44.9% in the 2012 period. Non-operating investment income for the first nine months of 2013 was $31.3 million, a decrease of $22.6 million from the 2012 period as we sold fewer sponsored fund holdings in the 2013 year-to-date period resulting in lower realized gains. Net income increased $108.4 million to $760.0 million for the first nine months of 2013, and our diluted earnings per share on our common stock increased 14.1% to $2.83.

Revenues

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the U.S. increased 17.7%, or $233.0 million, to $1.6 billion, on higher average mutual fund assets. Average mutual fund assets in the first nine months of 2013 were $381.3 billion, an increase of 18.7% from the average for the comparable 2012 period. Mutual fund assets of $403.8 billion at September 30, 2013, increased $56.9 billion from $346.9 billion at the end of 2012.

Net cash inflows into our mutual funds were $6.4 billion during the first nine months of 2013, including $3.7 billion into the stock and blended asset funds, $1.3 billion into the bond funds, and $1.4 billion into the money market funds. These mutual fund net inflow amounts are presented net of $7.5 billion that clients transferred to the other investment portfolios, primarily our common trust funds and target-date retirement trusts. Without these transfers, the mutual funds would have had net cash inflows of $13.9 billion in the first nine months of 2013. Higher market appreciation and income in the first nine months of 2013 increased our mutual fund assets under management by $50.5 billion.

Investment advisory revenues earned on the other investment portfolios for the first nine months of 2013 were $659.6 million, an increase of $63.5 million, or 10.7%, from the $596.1 million earned in the comparable 2012 period. Average assets in these portfolios were $239.6 billion during the first nine months of 2013, up $18.5 billion from the comparable 2012 period. Assets under management of $243.4 billion at September 30, 2013, increased $13.5 billion from the end of 2012. Market appreciation and income of $32.0 billion was offset in part by net outflows of $18.5 billion during the first nine months of 2013. Net outflows during the first nine months of 2013 are presented net of the $7.5 billion transferred from the mutual funds. The majority of the net cash outflows in the first nine months of 2013 were concentrated among certain institutional and intermediary clients that changed their investment objectives, repositioned their strategy allocations, or experienced relative investment performance challenges within their portfolio.

Administrative fee revenues increased $9.1 million to $258.1 million in the first nine months of 2013. The increase is primarily attributable to our transfer agent servicing activities and defined contribution recordkeeping services for the mutual funds and their investors. As noted above, changes in administrative fee revenues are generally offset by similar changes in related operating expenses that are incurred to provide services to the funds and their investors.

Distribution and servicing fee revenues earned from 12b-1 plans of the Advisor, R, and variable annuity class shares of our sponsored portfolios were $84.8 million in the first nine months of 2013, an increase of $14.5 million from the comparable 2012 period on greater average assets under management in these share classes. The 12b-1 fees earned are offset entirely by the costs paid to third-party intermediaries who source these assets. These costs are reported as distribution and servicing costs on the face of the condensed consolidated income statements.

Operating expenses

Compensation and related costs were $858.7 million in the first nine months of 2013, an increase of $72.7 million, or 9.2%, compared to the 2012 period. The largest part of the increase is attributable to a $35.5 million increase in our interim accrual for our annual variable compensation program and a $25.4 million increase in salaries and related benefits. Our average staff size has increased 3.7% from the first nine months of 2012. Higher temporary staff expenses, non-cash stock-based compensation expense, and other employee costs account for the remainder of the increase in compensation and related costs in the 2013 period.

Advertising and promotion costs were $59.9 million in the first nine months of 2013, a decrease of $3.2 million from the comparable 2012 period. The decrease in cost is primarily attributable to the timing of certain client communication mailings and process efficiencies realized through the realignment of certain marketing activities.

Occupancy and facility costs, together with depreciation expense, increased $14.4 million, or 9.5%, compared to the first nine months of 2012. The change includes costs of $3.5 million to terminate certain facility leases, as well as costs to expand our international facilities and update technology capabilities, including related maintenance programs, to meet increasing business demands.

Other operating expenses were $187.2 million in the first nine months of 2013, an increase of $26.6 million from the comparable 2012 period as increased business demands and our continued investment in capabilities have increased costs. These costs include costs related to our defined contribution recordkeeping business, consulting and professional fees, information services, and other third-party services.

Non-operating investment income

Our non-operating investment income, which includes the recognition of investment gains and losses, was down $22.6 million from the first nine months of 2012. The decrease is primarily due to the 2013 results including $11.5 million in gains realized on the sale of certain sponsored fund holdings compared with $33.7 million in gains realized in the comparable 2012 period.

CAPITAL RESOURCES AND LIQUIDITY.

Operating activities during the first nine months of 2013 provided cash flows of nearly $1.2 billion, up $297.3 million from the 2012 period, including a $108.4 million increase in net income and a $92.5 million increase in operating cash flows from timing differences in the cash settlement of our assets and liabilities. The increase from the first nine months of 2012 is also a result of a $63.6 million reduction in cash used to make net purchases of securities held by our consolidated sponsored investment portfolios and a $22.2 million reduction in the adjustment for gains realized from the sale of certain available-for-sale sponsored fund investments. Our interim operating cash flows do not include the cash impact of variable compensation that is accrued throughout the year before being substantially paid out in December.

Net cash used in investing activities totaled $138.6 million in the first nine months of 2013, down $63.6 million from the comparable 2012 period. We made $101.1 million more net investments in our sponsored investment funds in the first nine months of 2012 than in the 2013 period. This decrease in cash used was offset by a $29.9 million reduction in net cash proceeds received from the debt securities held by our savings bank and a $18.9 million increase in property and equipment additions in the first nine months of 2013 compared to the 2012 period.

Net cash used in financing activities was $205.5 million in the first nine months of 2013, down $116.2 million from the comparable 2012 period. The first nine months of 2012 includes cash used of $135.2 million for stock repurchases compared to $14.1 million in the 2013 period. Cash proceeds from option exercises increased $48.9 million in the first nine months of 2013 compared to the comparative 2012 period as the higher market valuation that our common stock experienced in the 2013 period led our associates to exercise their options. These cash flow increases were partially offset by the change in customer deposits at our savings bank subsidiary during the first nine months of 2013 and the $37.4 million increase in dividends paid. The increase in dividends paid in the first nine months of 2013 is primarily due to the $.04 increase in our quarterly per-share dividend.

Our cash and sponsored investment holdings at September 30, 2013 were $3.0 billion, and we have no debt. We anticipate property and equipment expenditures for the full year 2013 to be about $120 million and expect to fund them from our operating resources. We generally repurchase shares of our common stock over time to offset the dilution created by our equity-based compensation plans. Given the availability of our financial resources, we do not maintain an available external source of liquidity.

NEW ACCOUNTING STANDARDS.

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our condensed consolidated statements, including that which we have not yet adopted. We do not believe that any such guidance will have a material effect on our financial position or results of operation.

FORWARD-LOOKING INFORMATION.

From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this report, may contain certain forward-looking information, including information or anticipated information relating to: our revenues, net income and earnings per share on common stock; changes in the amount and composition of our assets under management; our expense levels; our estimated effective income tax rate; and our expectations regarding financial markets, future transactions, investments, capital expenditures, and other market conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A, Risk Factors, of this report and our Form 10-K Annual Report for 2012. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

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

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of September 30, 2013, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the third quarter of 2013, and has concluded that there was no change during the third quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The SEC has since adopted new municipal adviser registration rules as a result of The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"). It is uncertain at this point what the full impact of these new rules will be on our business, but it is expected that certain affiliates may become subject to additional regulatory requirements and incur costs to ensure compliance with these requirements.

We are subject to various laws and regulations in the jurisdictions where we operate outside the U.S., including pan-European Directives, such as the Alternative Investment Fund Management Directive (“AIFMD”). The AIFMD has come into effect but interpretations of certain provisions are not yet final. It is expected that the AIFMD may impact remuneration policies, capital requirements and the manner in which affiliated entities provide services to funds covered by the Directive.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchase activity during the third quarter of 2013 is as follows.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July	81,250	$78.14	—	11,413,467
August	213,911	$71.10	200,000	11,213,467
September	8,457	$72.52	—	11,213,467
Total	303,618	$73.02	200,000

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorizations, outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options, and shares withheld to cover the minimum payroll tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the third quarter of 2013, 101,978 were related to shares surrendered in connection with employee stock option exercises and 1,640 were related to shares withheld to cover payroll tax withholdings associated with the vesting of restricted stock awards.

The maximum number of shares that may yet be purchased are available under the Board of Directors’ September 8, 2010 publicly announced authorization.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On October 24, 2013, we issued a press release reporting our results of operations for the third quarter of 2013. A copy of that press release is furnished herewith as Exhibit 99. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

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

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99	Press release issued October 24, 2013, reporting our results of operations for the third quarter of 2013.

101
The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s unaudited condensed consolidated interim financial statements and notes that are included in this Form 10-Q Report.

	101.INS	XBRL Instance Document (File name: trow-20130930.xml).

	101.SCH	XBRL Taxonomy Extension Schema Document (File name: trow-20130930.xsd).

	101.CAL	XBRL Taxonomy Calculation Linkbase Document (File name: trow-20130930_cal.xml).

	101.LAB	XBRL Taxonomy Label Linkbase Document (File name: trow-20130930_lab.xml).

	101.PRE	XBRL Taxonomy Presentation Linkbase Document (File name: trow-20130930_pre.xml).

	101.DEF	XBRL Taxonomy Definition Linkbase Document (File name: trow-20130930_def.xml).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 24, 2013.
T. Rowe Price Group, Inc.

By:    /s/ Kenneth V. Moreland
Vice President, Chief Financial Officer and Treasurer