Form 10-K
period 2013-12-31
PRICE T ROWE GROUP INC
filed 2014-02-04
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    [   ]  Yes    [X]  No
The aggregate market value of the common equity (all voting) held by non-affiliates (excludes current executive officers and directors) computed using $73.20 per share (the NASDAQ Official Closing Price on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter) was $18.5 billion.
The number of shares outstanding of the registrant's common stock as of the latest practicable date, January 31, 2014, is 262,233,100.
DOCUMENTS INCORPORATED BY REFERENCE: In Part III, the Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.
Exhibit index begins on page 56.

PART I

Item 1.	Business.

T. Rowe Price Group is a financial services holding company that provides global investment management services through its subsidiaries to individual and institutional investors in the sponsored T. Rowe Price mutual funds distributed in the United States and other investment portfolios, including separately managed accounts, subadvised funds, and other sponsored investment portfolios, including collective investment trusts, target-date retirement trusts, Luxembourg-based funds offered to investors outside the United States, and portfolios offered through variable annuity life insurance plans in the U.S.

The late Thomas Rowe Price, Jr., founded our firm in 1937, and the common stock of T. Rowe Price Associates, Inc. was first offered to the public in 1986. The T. Rowe Price Group corporate holding company structure was established in 2000.

We derive the vast majority of our consolidated net revenue and net income from investment advisory services provided by our subsidiaries, primarily T. Rowe Price Associates and T. Rowe Price International Ltd. Our revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations. At December 31, 2013, we had $692.4 billion in assets under management, including $435.3 billion in the T. Rowe Price U.S. mutual funds and $257.1 billion in other investment portfolios.

Our assets under management are accumulated from a diversified client base across four primary distribution channels: third-party financial intermediaries that distribute our managed investment portfolios in the U.S. and other countries; individual U.S. investors on a direct basis; U.S. defined contribution retirement plans; and institutional investors globally. As of December 31, 2013, nearly forty-four percent of our assets under management are sourced from our third-party financial intermediary distribution channel with the remaining three distribution channels equally comprising the balance. We service clients in 39 countries around the world.

The assets we manage are a broad range of U.S. and international stock, blended asset, bond, and money market mutual funds and other investment portfolios that are designed to meet the varied and changing needs and objectives of individual and institutional investors. Investors select from among the mutual funds based on the distinct objective that is described in each fund’s prospectus and can exchange balances among the funds as permitted when economic and market conditions and their investment needs change. Investment management of other client portfolios includes approaches similar to those employed in the Price funds.

Investment objectives for our managed investment portfolios, including the Price funds, accommodate a variety of strategies. Equity investment strategies may emphasize large-cap, mid-cap or small-cap investing; growth, value or core investing; and U.S., global, multi-regional and regional international, emerging market, and sector investing. We offer systematic, tax-efficient, blended equity, and asset allocation investment strategies, including target-date retirement investment portfolios. Our fixed income strategies may focus on high yield, U.S. taxable bond, taxable low-duration, international, and municipal tax-free investing. Our specialized advisory services include management of stable value investment contracts and a distribution management service for the disposition of equity securities our clients receive from third-party venture capital investment pools.

We employ fundamental and quantitative security analysis in the performance of the investment advisory function through substantial internal equity and fixed income investment research capabilities. We perform original industry and company research using such sources as inspection of corporate activities, management interviews, company-published financial and other information, financial newspapers and magazines, corporate rating services, and field checks with suppliers and competitors in the same industry and particular business sector. Our research staff operates primarily from offices located in the U.S. and England with additional staff based in Australia, Hong Kong, Japan, and Singapore. We also use research provided by brokerage firms and security analysts in a supportive capacity and information received from private economists, political observers, commentators, government experts, and market analysts. Our securities selection process for some investment portfolios is based on quantitative analysis using computerized data modeling.

From time to time, we introduce new funds and other investment portfolios to complement and expand our investment offerings, respond to competitive developments in the financial marketplace, and meet the changing needs of our investment advisory clients. We will introduce a new investment strategy if we believe that we have the appropriate investment management expertise and that its objective will be useful for investors over a long period. Conversely, we may also limit new investments into a mutual fund or investment mandates in order to maintain the integrity of the investment strategy and to protect the interests of its existing fund shareholders and investors. At present, the following mutual funds are closed to new investors.

Fund	Date Closed
Institutional Mid-Cap Equity Growth Fund	December 8, 2003
Mid-Cap Growth Fund	May 31, 2010
Mid-Cap Value Fund	May 31, 2010
High Yield Fund	April 27, 2012
Institutional High Yield Fund	April 27, 2012
Institutional Small-Cap Stock Fund	December 31, 2013
New Horizons Fund	December 31, 2013
Small-Cap Stock Fund	December 31, 2013

We also provide certain administrative services as ancillary services to our investment advisory clients. These administrative services are provided by several of our subsidiaries and include mutual fund transfer agent, accounting, distribution, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans investing in our sponsored mutual funds; recordkeeping services for defined contribution retirement plans investing in mutual funds outside the T. Rowe Price complex; brokerage; and trust services. Substantially all of our administrative and distribution and servicing fee revenues in 2013 were determined based generally on the recovery of our related costs to provide these services. Therefore, changes in our administrative revenues, distribution and servicing fees, and related expenses generally do not significantly affect our net operating income or net income.

We also offered federally insured certificates of deposit to our clients through our savings bank subsidiary, T. Rowe Price Savings Bank, which was sold on December 5, 2013. Additional information concerning the sale of our savings bank subsidiary is contained in Note 4 of our consolidated financial statements which are included in Item 8 of this report.

2013 DEVELOPMENTS.

U.S. stocks produced excellent returns in 2013, including the S&P 500 Stock Index which was up 32.4% and the NASDAQ Composite Index, which is heavily weighted in technology companies, which returned 38.3%. Equities in developed non-U.S. markets underperformed U.S. shares in 2013 but still produced very good returns while emerging markets equities fell slightly. Global bonds produced mostly negative returns in 2013 as interest rates rose during the year.

Our 2013 results include net revenues of nearly $3.5 billion, net income of $1.05 billion, and diluted earnings per share of $3.90, an increase of 16.1% from the $3.36 per share earned in 2012. Assets under management ended 2013 at a record $692.4 billion, an increase of $115.6 billion from the end of 2012. Market appreciation drove this increase as $127.6 billion in market gains and income, net of distributions not reinvested, were reduced by net cash outflows of $12.0 billion in the year. Net cash inflows of $10.2 billion into the Price funds were more than offset by net cash outflows of $22.2 billion from our other investment portfolios. The vast majority of these net outflows from our other investment portfolios were concentrated among several large institutional clients outside the U.S. and intermediary clients that changed their investment objectives, repositioned their strategy allocations, or experienced investment performance challenges within their portfolio. A large portion of the outflows were from one international institutional client.

Our assets under management (in billions) at December 31, 2013, categorized by mandate and account type are as follows:

Assets under management by mandate
U.S. stocks and blended asset	$461.7
International stocks and blended asset	75.3
Total stock and blended asset portfolios	537.0

U.S. fixed income	136.6
International fixed income	18.8
Total fixed income portfolios	155.4
$692.4
Assets under management by account type
Retirement accounts and variable annuity portfolios	$396.5
Other	295.9
$692.4

Non-U.S. dollar denominated securities held in client accounts are $96.3 billion, or 13.9% of our total assets under management at December 31, 2013. Investors domiciled outside the U.S. represent 6.5% of total assets under management at the end of 2013.

Our target-date retirement portfolios, which provide shareholders with single, diversified portfolios that invest in underlying Price funds and other investment portfolios, continue to be a significant source of our asset growth. In 2013, $11.5 billion of our net cash flows originated in these portfolios. Assets under management in these portfolios were $121.2 billion at December 31, 2013, including $105.1 billion in target-date retirement funds and $16.1 billion in target-date retirement trusts. These target-date retirement portfolios account for 17.5% of our managed assets at December 31, 2013, compared with 15.4% at the end of 2012.

Six Price funds - Growth Stock, Equity Income, Mid-Cap Growth, Blue-Chip Growth, Value, Capital Appreciation - accounted for 25% of our investment advisory revenues in 2013, and 22% of our assets under management at December 31, 2013. Our largest client account relationship apart from the Price funds is with a third-party financial intermediary that accounted for about 3% of our investment advisory revenues in 2013.

Strong investment performance and brand awareness is a key driver to attracting assets and to our long-term success. As of the end of 2013, 76% of the T. Rowe Price U.S. mutual funds across their share classes outperformed their comparable Lipper averages on a total return basis for the three-year period, 77% outperformed for the five-year period, 82% outperformed for the 10-year period, and 71% outperformed for the one-year period. In addition, T. Rowe Price stock, bond and blended asset funds that were given an overall rating of four or five stars from Morningstar at December 31, 2013, account for 78% of our rated funds' assets under management. The performance of our institutional strategies against their benchmarks was substantially similar. Our target-date retirement funds continue to deliver very attractive long-term performance, with 100% of these funds outperforming their comparable Lipper averages on a total return basis for the three- and five-year periods ended December 31, 2013.

At December 31, 2013, we remain debt-free with substantial liquidity and resources, including cash and fund investment holdings of $3.0 billion. We presently plan to declare and pay quarterly cash dividends in 2014 that, taken together, will exceed the $1.52 per share in annual regular dividends declared and paid in 2013; however, there can be no assurance that we will continue to pay dividends at increasing rates or at all. Our total capital expenditures for property and equipment in 2014 are expected to be approximately $145 million. We generally repurchase shares of our common stock over time to offset the dilution created by our equity-based compensation plans. Our substantial liquidity and resources also allow us to take advantage of attractive growth opportunities; invest in key capabilities, including investment professionals, technologies, and new investment strategy offerings; and, most importantly, provide our clients with strong investment management expertise and service both now and in the future. In the coming years, we expect to increase funding for long-term initiatives to sustain and deepen our investment talent, expand capabilities through enhanced technology, and broaden our distribution reach globally, including Italy and Germany.

Additional information concerning our revenues, results of operations and total assets, and our assets under management during the past three years is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K as well as our consolidated financial statements, which are included in Item 8 of this report.

PRICE FUNDS.

We provide investment advisory, distribution, and other administrative services to the Price funds under various agreements. Investment advisory services are provided to each fund under individual investment management agreements that grant the fund the right to use the T. Rowe Price name. The boards of the respective funds, including a majority of directors who are not interested persons of the funds or of T. Rowe Price Group (as defined in the Investment Company Act of 1940), must approve the investment management agreements annually. Fund shareholders must approve material changes to these investment management agreements. Each agreement automatically terminates in the event of its assignment (as defined in the Investment Company Act) and, generally, either party may terminate the agreement without penalty after a 60-day notice. The termination of one or more of these agreements could have a material adverse effect on our results of operations. Independent directors and trustees of the Price funds regularly review our fee structures.

Advisory Services.

Investment advisory revenues earned from the Price funds are determined daily based on the net assets managed in each fund. The advisory fee paid monthly by each of the Price funds is computed on a daily basis by multiplying a fund’s net assets by its effective fee rate. Details of each fund’s fee arrangement are available in its prospectus.

For the majority of the Price funds, the fee rate is equal to the sum of a tiered group fee rate plus an individual fund rate. The tiered group rate is based on the combined net assets of nearly all of the Price funds. When combined net assets of these Price funds exceeds $400 billion, the weighted-average fee across pricing tiers is 29.5 basis points for the first $400 billion of net assets plus 27.5 basis points for net assets in excess of $400 billion. To the extent that the combined net assets of the funds included in the group rate calculation increase, the group charge component of a fund's advisory fee rate and the resulting advisory fee rate paid by each fund will decrease.

The individual fund rates are generally flat rates that are set based on the fund’s specific investment objective. Several funds, including the Blue Chip Growth, Equity Income, Growth Stock and Mid-Cap Growth funds, have an effective tiered individual fund rate in which their base individual flat rate is reduced by about 15% on net assets in excess of $15 billion. The effective fee rates for those stock and bond funds we earned advisory fees of at least $6.0 million from in 2013 varied from a low of 40 basis points for the Maryland Tax-Free Bond, Tax-Free Short-Intermediate, and Short-Term Bond funds to a high of 105 basis points for the Emerging Markets Stock, International Discovery, and Latin America funds.

The fee rate of several of the Price funds, including the Index and Summit funds as well as specific funds offered solely to institutional investors, do not include a group fee component but rather an individual fund fee or an all-inclusive fee. An all-inclusive fee covered both the investment management fee and ordinary operating expenses incurred by the fund. Each of the funds in the series of Spectrum Funds, and in the series of target-date retirement funds that we offer invest in a diversified portfolio of other Price funds and have no separate investment advisory fee; however, they indirectly bear the expenses of the funds in which they invest.

We continued to voluntarily waive a portion of the advisory fees in 2013 of all of our money market funds and trusts in order to maintain a positive yield for fund investors. Advisory fees waived in 2013 totaled $51.2 million, or about 2% of total investment advisory revenues earned in 2013, compared to $35.0 million in 2012. We expect that these fee waivers will continue in 2014.

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

Assets under Management

At December 31, 2013, assets under our management in the Price funds aggregated $435.3 billion, an increase of 25.5% or $88.4 billion from the beginning of the year. The following table presents the net assets (in billions) and the year of formation of our largest Price funds (net assets in excess of $1.0 billion at December 31, 2013) at December 31.

	2012	2013
Stock and blended asset funds:
Balanced (1991)	$3.1	$3.7
Blue Chip Growth (1993)	15.4	22.8
Capital Appreciation (1986)	13.6	19.1
Dividend Growth (1992)	2.8	4.1
Emerging Markets Stock (1995)	7.1	7.1
Equity Income (1985)	24.3	29.5
Equity Index 500 (1990)	15.6	20.2
European Stock (1990)	.8	1.5
Growth & Income (1982)	1.2	1.5
Growth Stock (1950)	30.4	41.6
Health Sciences (1995)	5.0	8.6
Institutional Emerging Markets Equity (2002)	1.0	1.0
Institutional Large-Cap Growth (2001)	5.7	9.7
Institutional Large-Cap Value (2000)	1.0	1.6
Institutional Mid-Cap Equity Growth (1996)	2.9	4.2
Institutional Small-Cap Stock (2000)	1.0	1.6
International Discovery (1988)	2.9	3.5
International Growth & Income (1998)	6.1	9.0
International Stock (1980)	9.9	12.3
Latin America (1993)	1.8	1.1
Media & Telecommunications (1993)	2.3	3.3
Mid-Cap Growth (1992)	18.0	23.2
Mid-Cap Value (1996)	9.3	11.6
New America Growth (1985)	3.6	4.5
New Asia (1990)	4.7	4.6
New Era (1969)	4.4	4.3
New Horizons (1960)	9.7	15.8
Overseas Stock (2006)	5.4	7.5
Personal Strategy Balanced (1994)	1.4	1.7
Personal Strategy Growth (1994)	1.0	1.3
Personal Strategy Income (1994)	.9	1.0
Real Assets (2010)	2.9	3.7
Real Estate (1997)	3.6	3.7
Science & Technology (1987)	2.5	3.4
Small-Cap Stock (1992)	7.4	10.3
Small-Cap Value (1988)	7.8	10.2
Value (1994)	13.6	18.2
Other stock and blended asset funds	6.8	9.7
	256.9	341.7

	2012	2013
Bond and money market funds:
Emerging Markets Bond (1994)	4.0	3.9
GNMA (1985)	1.8	1.5
High Yield (1984)	9.3	9.8
Inflation Focused Bond (2006)	3.8	5.3
Institutional Floating Rate (2008)	2.3	3.2
Institutional High Yield (2002)	2.6	2.9
International Bond (1986)	5.3	5.0
Maryland Tax-Free Bond (1987)	2.1	1.8
New Income (1973)	19.8	21.3
Prime Reserve (1976)	5.9	6.4
Short-Term Bond (1984)	6.3	6.4
Summit Cash Reserves (1993)	5.4	5.7
Summit Municipal Intermediate (1993)	2.3	3.0
Tax-Free High Yield (1985)	2.6	2.2
Tax-Free Income (1976)	3.1	2.4
Tax-Free Short-Intermediate (1983)	1.9	1.9
U.S. Treasury Money (1982)	2.0	2.0
Other bond and money market funds	9.5	8.9
	90.0	93.6
	$346.9	$435.3

The Spectrum Funds, Target Retirement Funds, and Retirement Date Funds are not presented in the table above because their assets are already included in their underlying fund holdings.

Our operating subsidiaries invest in many of the T. Rowe Price funds.

Administrative Services.

Our subsidiaries provide advisory-related administrative services to the Price funds and their shareholders. T. Rowe Price Services provides mutual fund transfer agency and shareholder services, including maintenance of staff, facilities, technology, and other equipment to respond to inquiries from fund shareholders. T. Rowe Price Associates provides mutual fund accounting services, including maintenance of financial records, preparation of financial statements and reports, daily valuation of portfolio securities, and computation of daily net asset values per share. T. Rowe Price Retirement Plan Services provides participant accounting, plan administration, and transfer agent services for defined contribution retirement plans that invest in both the Price funds and funds outside the Price fund complex. Plan sponsors and participants compensate us for some of the administrative services while the Price funds compensate us for maintaining and administering the individual participant accounts for those plans that invest in the Price funds.

We provide trustee services through our subsidiary, T. Rowe Price Trust Company, a Maryland-chartered limited service trust company. Through this entity, we offer collective investment trusts for investment by qualified retirement plans and serve as trustee for employer sponsored retirement plans and other retirement products. T. Rowe Price Trust Company may not accept deposits and cannot make personal or commercial loans.

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

Certain of the Price funds also offer Advisor and R classes of shares that are distributed to mutual fund shareholders, and defined contribution retirement plans, respectively, through third-party financial intermediaries. These share classes pay 12b-1 fees of 25 and 50 basis points, respectively, for distribution, administration, and personal services. In addition, those Price funds offered to investors through variable annuity life insurance plans have a share class that pays a 12b-1 fee of 25 basis points. Our subsidiary, T. Rowe Price Investment Services, is the principal distributor of the Price funds and enters into a tri-party agreement with each intermediary and fund. Under the agreement, each fund is responsible to pay the distribution and service fees directly to the applicable intermediaries.

In accounting for 12b-1 fees, the applicable mutual fund share classes incur the related expense and we recognize the corresponding distribution and servicing fee revenue in our consolidated statements of income. We also recognize, as distribution and servicing costs in the consolidated statements of income, the corresponding cost paid to the third-party financial intermediaries who distribute these fund share classes. The fee revenue that we recognize from the funds and the expense that we recognize for the fees paid to third-party intermediaries are equal in amount and, therefore, do not impact our net operating income.

We believe that our lower fund cost structure, distribution methods, and fund shareholder and administrative services help promote the stability of our fund assets under management through market cycles.

Except as noted above for 12b-1 fees, we bear all advertising and promotion expenses associated with the distribution of the Price funds. These costs are recognized currently, and include advertising and direct mail communications to potential fund shareholders as well as substantial staff and communications capabilities to respond to investor inquiries. Marketing and promotional efforts are focused in print media, television, and the Internet. In addition, we direct considerable marketing efforts to defined contribution plans that invest in mutual funds. Advertising and promotion expenditures vary over time based on investor interest, market conditions, new and existing investment offerings, and the development and expansion of new marketing initiatives, including enhancements to our website.

OTHER INVESTMENT PORTFOLIOS.

Our other client investment portfolios had assets under management of $257.1 billion at December 31, 2013, an increase of $27.2 billion from the beginning of the year. We provide investment advisory services to these clients through our subsidiaries on a separately managed or subadvised account basis and through sponsored investment portfolios, including collective investment trusts, target-date retirement trusts, Luxembourg-based funds offered to investors outside the U.S. and portfolios offered through variable annuity life insurance plans in the U.S. At December 31, these portfolios included the following investment mandates:

	2012	2013
U.S. equities	$140.5	$171.5
International equities	23.7	23.8
Stable value assets	18.9	17.6
Bonds and money market securities	46.8	44.2
	$229.9	$257.1

We charge fees for investment management to these clients based on, among other things, the specific investment services to be provided. Our standard form of investment advisory agreement for client accounts provides that the agreement may be terminated at any time and that any unearned fees paid in advance will be refunded.

Our fees for managing these investment portfolios are computed using the value of assets under our management at a contracted annual fee rate. The value of assets under management billed is generally based on daily valuations, month-end average valuations, or end of billing period valuations. In 2013, approximately 65% of advisory fees were recognized based on daily portfolio valuations, 16% were based on month-end averages, and 18% were based on end of billing period valuations.

Our subsidiary, T. Rowe Price International provides sales, distribution and market services to our Luxembourg-based T. Rowe Price Funds SICAV, a self-managed Société d'Investissement à Capital Variable. The funds underlying this entity are distributed outside the U.S. by T. Rowe Price International and through distribution agents and other financial intermediaries. The fees earned for these distribution and marketing services are part of the overall investment management fee T. Rowe Price International earns for managing the SICAV fund assets. We recognize any related distribution fees paid to financial intermediaries in other operating expenses.

REGULATION.

T. Rowe Price Associates, T. Rowe Price International, T. Rowe Price (Canada), T. Rowe Price Hong Kong Limited,
T. Rowe Price Singapore Private Ltd. and T. Rowe Price Advisory Services are registered with the Securities and Exchange Commission (SEC) as investment advisers under the Investment Advisers Act of 1940. T. Rowe Price International is also regulated by the Financial Conduct Authority (FCA) in the United Kingdom and, in certain cases, by other foreign regulators. The Securities and Futures Commission (SFC) and Monetary Authority of Singapore (MAS) also regulate T. Rowe Price Hong Kong and T. Rowe Price Singapore, respectively. T. Rowe Price (Canada) is also registered with several of the provincial securities commissions in Canada. T. Rowe Price (Luxembourg) Management Sàrl, the management company of our Luxembourg-based FCP (Fonds Commun de Placement) funds is regulated by the Commission de Surveillance du Secteur Financier (CSSF).

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

On December 5, 2013, T. Rowe Price Associates completed its previously announced sale of 100% of the stock of T. Rowe Price Savings Bank to a non-affiliated third party; the new owner thereupon changed the name and headquarters location of the bank. Due to the sale of the stock, T. Rowe Price Associates and T. Rowe Price Group no longer meet the definition of a “savings and loan holding company,” as defined in the Home Owners' Loan Act, and we have requested confirmation from the Federal Reserve Bank of Richmond that the companies have been de-registered as such.

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

For further discussion of the potential impact of current or proposed legal or regulatory requirements, please see the Legal and Regulatory risk factors included in Item 1A of this Form 10-K.

COMPETITION.

As a member of the financial services industry, we are subject to substantial competition in all aspects of our business. A significant number of proprietary and other sponsors’ mutual funds are sold to the public by other investment management firms, broker-dealers, mutual fund companies, banks and insurance companies. We compete with brokerage and investment banking firms, insurance companies, banks, mutual fund companies, hedge funds, and other financial institutions and funds in all aspects of our business and in every country in which we offer our advisory services. Many of these financial institutions have substantially greater resources than we do. We compete with other providers of investment advisory services primarily based on the availability and objectives of the investment portfolios offered, investment performance, and the scope and quality of investment advice and other client services. In order to maintain and enhance our competitive position, we may review acquisition and venture opportunities and, if appropriate, engage in discussions and negotiations that could lead to the acquisition of a new equity or other financial relationship.

EMPLOYEES.

At December 31, 2013, we employed 5,668 associates, up 5.5% from the 5,372 associates employed at the end of 2012. We may add additional temporary and part-time personnel to our staff from time to time to meet periodic and special project demands, primarily for technology and mutual fund administrative services.

AVAILABLE INFORMATION.
Our Internet address is www.troweprice.com. At our Investor Relations website, http://trow.client.shareholder.com, we make available free of charge a variety of information for investors. Our goal is to maintain our websites as a portal through which investors can easily find or navigate to pertinent information about us and as a channel of distribution for material company information, including but not limited to:

•
our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file that material with, or furnish them to the SEC;

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

We derive our revenues primarily from investment advisory services provided by our subsidiaries to individual and institutional investors in the T. Rowe Price mutual funds distributed in the U.S. and other investment portfolios. Our investment advisory fees typically are calculated as a percentage of the market value of the assets under our management. We generally earn higher fees on assets invested in our equity funds and equity investment portfolios than we earn on assets invested in our fixed income funds and portfolios. Among equity investments, there is a significant variation in fees earned from index-based funds and portfolios at the low end and emerging markets funds and portfolios at the high end. Fees also vary across the fixed income funds and portfolios, though not as widely as equity investments, with stable value portfolios and money market securities at the lower end and non-U.S. dollar denominated bonds at the high end. As a result, our revenues are dependent on the value and composition of the assets under our management, all of which are subject to substantial fluctuation due to many factors, including:

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

Our money market funds' performance or yield is dependent on the income earned from the underlying securities exceeding the operating costs of the fund. When interest rates are at or near the historic lows that have recently existed, the operating costs of the funds will become a greater portion of the portfolio's income, thereby reducing the yield of the funds to very low levels. Since the second half of 2009 and presently, such an environment has led us to voluntarily waive a portion of our advisory fee earned on our money market funds in order to maintain yields at or above 0% for fund investors. Such actions reduce our advisory fee income and net income. The actual amount of fees waived is dependent on a number of variables including, among others, changes in the net assets held by our money market funds, changes in market yields, changes in the expense levels of the funds, and our willingness to voluntarily continue such fee waivers. Also, bank deposits may become more attractive to investors and money market funds could experience significant redemptions, which could decrease our revenues and net income. For further discussion of the fees we waived in the current period, management's expectation as to future fee waivers, and the net cash flows of our money market funds, please see our Management Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K.

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

In 2013, we had an increase in the normally very low turnover of our investment professionals. Our success depends on our highly skilled personnel, including our portfolio and fund managers, investment analysts, sales and client relationship personnel, and corporate officers, many of whom have specialized expertise and extensive experience in our industry. Strong financial services professionals are in demand, and we face significant competition for highly qualified employees. Our key employees do not have employment contracts, and generally can terminate their employment with us at any time. We cannot assure that we will be able to retain or replace key personnel. In order to retain or replace our key personnel, we may be required to increase compensation, which would decrease net income. The loss of key personnel could damage our reputation and make it more difficult to retain and attract new employees and investors. Losses of assets from our client investors would decrease our revenues and net income, possibly materially.

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

•
sales and marketing risks, including the intentional or unintentional misrepresentation of products and services in advertising materials, public relations information, or other external communications, and failure to properly calculate and present investment performance data accurately and in accordance with established guidelines and regulations; and

•
our reliance on third-party vendors who now or in the future may perform or support important parts of our operations as there can be no assurance that they will perform properly or that our processes and plans to transition or delegate these functions to others will be successful or that there will not be interruptions in services from these third parties.

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

We currently have a substantial portion of our assets invested in sponsored stock, blended asset and bond funds. All of these investments are subject to investment market risk and our non-operating investment income could be adversely affected by the realization of losses upon the disposition of our investments or the recognition of significant other-than-temporary impairments in the case of our available-for-sale portfolio and the recognition of unrealized losses related to our sponsored investment portfolios that are held as trading and accounted for under the equity method. In addition, related investment income has fluctuated significantly over the years depending upon the performance of our corporate investments, including the impact of market conditions and interest rates, and the size of our corporate money market and longer-term mutual fund holdings. Fluctuations in other investment income are expected to occur in the future.

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

We own a 26% investment in UTI Asset Management Company Ltd (UTI), an Indian asset management company, and we may consider non-controlling minority investments in other entities in the future. We may not realize future returns from such investments or any collaborative activities that may develop in the future.

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

Legal and regulatory developments in the mutual fund and investment advisory industry could increase our regulatory burden, impose significant financial and strategic costs on our business, and cause a loss of, or impact the servicing of, our clients and fund shareholders.

Our regulatory environment is frequently altered by new regulations and by revisions to, and evolving interpretations of, existing regulations. Future changes could require us to modify or curtail our investment offerings and business operations, or impact our expenses and profitability. Additionally, some regulations may not directly apply to our business but may impact the capital markets, service providers or have another indirect effect on our ability to provide services to our clients.
Potential impacts of current or proposed legal or regulatory requirements include, without limitation, the following:

•
The Volcker Rule will not directly impact T. Rowe Price Group; however, there remains the risk that the rule could impact the liquidity in capital markets, which may make it more difficult or costly to execute certain security transactions on behalf of our clients.

•
As part of the debate in Washington, D.C. related to the economy and the U.S. deficit, there has been increasing focus on the framework of the U.S. retirement system. We could incur increased costs if new regulatory requirements are adopted since retirement plans are a significant part of our client base and other types of retirement accounts invest in our mutual funds. In addition, changes to the current framework may impact our business in other ways. For example, proposals to reduce contributions to Individual Retirement Accounts and Defined Contribution plans for certain individuals, as well as potential changes to Defined Benefit plans, may result in increased plan terminations and reduce our opportunity to manage and service retirement assets.

•
The Federal Reserve Board has adopted final regulations related to non-Bank Systemically Important Financial Institutions (“SIFIs”), and other jurisdictions are contemplating similar regulation. It has been suggested that large mutual funds, particularly money market funds, should be designated as SIFIs. We do not believe that mutual funds should be deemed SIFIs. Further, we do not believe SIFI designation was intended for traditional asset management businesses. If, however, any T. Rowe Price fund or T. Rowe Price affiliate is deemed a SIFI, increased regulatory oversight would apply, which may include enhanced capital, liquidity, leverage, stress testing, resolution planning, and risk management requirements.

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

•
Global regulations on OTC derivatives are evolving, including proposed rules under The Dodd-Frank Wall Street Reform and Consumer Protection Act and European Market Infrastructure Regulation relating to central clearing counterparties, trade reporting and repositories. There remains uncertainty related to the requirements under these new regulations and the exact manner in which they will impact current trading strategies for our clients.

•
We are subject to various laws and regulations in the jurisdictions where we operate outside the U.S., including pan-European Directives, such as the Alternative Investment Fund Management Directive (“AIFMD”). The AIFMD has come into effect but interpretations of certain provisions are not yet final. It is expected that the AIFMD may impact remuneration policies, capital requirements, and the manner in which affiliated entities provide services to funds covered by the AIFMD.

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

We are subject to regulatory and governmental inquiries and civil litigation. An adverse outcome of any such proceeding could involve substantial financial penalties. From time to time, various claims against us arise in the ordinary course of business, including employment-related claims. There also has been an increase of litigation and in regulatory investigations in the financial services industry in recent years, including customer claims, class action suits, and government actions alleging substantial monetary damages and penalties.

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

Certain of our subsidiaries are subject to net capital requirements imposed by various federal, state, and foreign authorities. Each of our subsidiaries’ net capital meets or exceeds all current minimum requirements; however, a significant change in the required net capital, an operating loss or an extraordinary charge against net capital could adversely affect the ability of our subsidiaries to expand or even maintain their operations if we were unable to make additional investments in them.

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

All of our technology systems are vulnerable to disability or failures due to cyber-attacks such as hacking or viruses, natural disasters, power failures, acts of war or terrorism, sabotage, and other causes. Some of our software is licensed from and supported by outside vendors upon whom we rely to prevent operating system failure. A suspension or termination of these licenses or the related support, upgrades and maintenance could cause system delays or interruption. Although we have robust business and disaster recovery plans, if our technology systems were to fail and we were unable to recover in a timely way, we would be unable to fulfill critical business functions, which could lead to a loss of customers and could harm our reputation. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to disciplinary action and to liability to our customers.

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

Our corporate headquarters occupies 422,000 square feet of space at 100 East Pratt Street in Baltimore, Maryland. In January 2014, we renewed and extended this lease through 2027. During 2013, we closed our office in Argentina and now have offices in 12 countries around the world, including the U.S.

Our operating and servicing activities are largely conducted at owned facilities in campus settings comprising 290,000 square feet in Colorado Springs, Colorado and 1.2 million square feet on three parcels of land in close proximity to Baltimore in Owings Mills, Maryland, including 405,100 square feet of space in two new facilities that we placed into service in the fourth quarter of 2013. We maintain a 59,940 square foot technology support facility in Hagerstown, Maryland and own a 72-acre parcel of land in Pasco County, Florida to accommodate potential future development as business demands require.

We closed nine of the 15 investor centers we maintained for walk-in traffic and investor meetings in May 2013. The cost to terminate these leased facilities was $3.5 million, which was recognized in the second quarter of 2013. We presently maintain the remaining six investor centers, four of which are in leased facilities located in Baltimore, Maryland, Tampa, Florida, Washington, D.C, and McLean, VA. The remaining two investor centers are located in our owned facilities in Colorado Springs and Owings Mills.

We lease all our offices outside the U.S., including London and Hong Kong, as well as our business operations recovery site in Maryland and our customer service call center in Tampa.

Information concerning our anticipated capital expenditures in 2014 and our future minimum rental payments under noncancelable operating leases at December 31, 2013, is set forth in the capital resources and liquidity and contractual obligations discussions in Item 7 of this Form 10-K.

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

James A.C. Kennedy (60), Chief Executive Officer and President since 2007.

Brian C. Rogers (58), Chairman since 2007, Chief Investment Officer since 2004, and a Vice President since 1985.

Edward C. Bernard (57), Vice Chairman since 2007, and a Vice President since 1989.

William J. Stromberg (53), Head of Equity since 2010, and a Vice President since 1990.

Christopher D. Alderson (51), Head of International Equity since 2009 and a Vice President since 2002.

Michael C. Gitlin (43), Head of Fixed Income since 2010, and a Vice President since 2007.

John D. Linehan (49), Head of U.S. Equity since 2010, and a Vice President since 2001.

William W. Strickland, Jr. (52), Head of Services and Technology since 2012, and a Vice President since 2001.

Kenneth V. Moreland (57), Chief Financial Officer and a Vice President since 2004, and Treasurer since 2010.

Jessica M. Hiebler (38), Principal Accounting Officer since 2010 and a Vice President since 2009. Ms. Hiebler has been a Vice President of T. Rowe Price Associates since she joined the firm in 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock ($.20 par value per share) trades on the NASDAQ Global Select Market under the symbol TROW. The high and low trade price information and dividends per share during the past two years were:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2012 – High price	$65.63	$66.00	$65.97	$66.95
Low price	$56.48	$54.47	$58.52	$62.35
Cash dividends declared	$.34	$.34	$.34	$1.34

2013 – High price	$76.00	$80.13	$80.26	$83.99
Low price	$66.18	$70.07	$69.90	$70.96
Cash dividends declared	$.38	$.38	$.38	$.38

The cash dividends declared during the fourth quarter of 2012 includes a special dividend of $1.00 per share that was paid on December 28, 2012. We presently plan to declare and pay quarterly cash dividends in 2014 that, taken together, will exceed the $1.52 per share in annual regular dividends declared and paid in 2013. Our annual regular dividends per share have increased every year since we became a public company in 1986; however, there can be no assurance that we will continue to pay dividends at increasing rates or at all.

Our common stockholders have approved all of our equity-based compensation plans. These plans provide for the issuance of up to 51,303,413 shares of our common stock at December 31, 2013, including 31,574,958 shares that may be issued upon the exercise of outstanding stock options at a weighted-average price of $52.18, and 859,063 shares that may be issued upon settlement of our outstanding stock units. Additionally, 18,869,392 shares remain available for future issuances, including 3,412,508 shares that may be issued under our Employee Stock Purchase Plan. No shares have been issued under our Employee Stock Purchase Plan since its inception; all shares have been purchased in the open market. Under the terms of the 2012 Long-Term Incentive Plan, approved by stockholders in April 2012, the number of shares provided and available for future issuance will increase as we repurchase common stock in the future with the proceeds from stock option exercises.

The following table presents repurchase activity during the fourth quarter of 2013.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
October	74,538	$75.56	—	11,213,467
November	253,232	$79.40	—	11,213,467
December	189,962	$80.61	—	11,213,467
Total	517,732	$79.29	—

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorizations, outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options, and shares withheld to cover the minimum tax withholding obligations associated with the vesting of restricted stock awards. Of the shares purchased in the fourth quarter of 2013, 434,851 were related to shares surrendered to the company in connection with employee stock option exercises and 82,881 were related to shares withheld to cover tax withholdings associated with the vesting of restricted stock awards.

During 2013, we repurchased 200,000 shares of our common stock pursuant to the Board of Directors’ September 8, 2010 authorization. We have 6,120 stockholders of record and approximately 151,000 beneficial stockholder accounts held by brokers, banks, and other intermediaries holding our common stock. Common stock owned outright by our associates, combined with outstanding vested stock options and unvested restricted stock awards, total nearly 16% of the firm's outstanding shares and outstanding vested stock options at December 31, 2013.

Item 6.	Selected Financial Data.

	2009	2010	2011	2012	2013
	(in millions, except per-share data)
Net revenues	$1,867	$2,367	$2,747	$3,023	$3,484
Net operating income	$702	$1,037	$1,227	$1,364	$1,637
Net income	$434	$672	$773	$884	$1,048

Net cash provided by operating activities	$536	$733	$948	$903	$1,233

Per common share information
Basic earnings	$1.69	$2.60	$3.01	$3.47	$4.02
Diluted earnings	$1.65	$2.53	$2.92	$3.36	$3.90
Cash dividends declared (1)	$1.00	$1.08	$1.24	$2.36	$1.52

Weighted-average common shares outstanding	255.9	257.2	255.6	253.4	258.3
Weighted-average common shares outstanding assuming dilution	262.3	265.1	263.3	261.0	266.3

(1) Cash dividends declared in 2012 includes a special dividend of $1.00 per share that we paid on December 28, 2012.

	December 31,
	2009	2010	2011	2012	2013
Balance sheet data	(in millions)
Total assets	$3,210	$3,642	$3,770	$4,203	$5,033
Stockholders’ equity	$2,882	$3,297	$3,421	$3,846	$4,818
Assets under management (in billions)	$391.3	$482.0	$489.5	$576.8	$692.4

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our U.S. sponsored mutual funds and other investment portfolios. The other investment portfolios include separately managed accounts, subadvised funds, and other sponsored investment portfolios including collective investment trusts, target-date retirement trusts and Luxembourg-based funds offered to investors outside the U.S. and portfolios offered through variable annuity life insurance plans in the U.S. Investment advisory clients outside the U.S. account for 6.5% of our assets under management at December 31, 2013.

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

We remain debt-free with substantial liquidity and resources that allow us to take advantage of attractive growth opportunities; invest in key capabilities, including investment professionals, technologies, and new fund offerings; and, most importantly, provide our clients with strong investment management expertise and service both now and in the future. In the coming years, we expect to increase funding for long-term initiatives to sustain and deepen our investment talent, expand capabilities through enhanced technology, and broaden our distribution reach globally, including Italy and Germany.

BACKGROUND.

U.S. stocks produced excellent returns in 2013, as the economy and the labor market strengthened—despite federal tax increases and spending cuts that took effect in the first quarter. The Federal Reserve continued their purchase of Treasuries and agency mortgage-backed securities during the year to suppress long-term interest rates. The equity market also overcame a sharp increase in longer-term rates stemming from the concern over the Fed’s plans to curtail its asset purchases, as well as the October U.S. government shutdown and debt ceiling showdown. The mid-December announcement that the Fed would reduce its asset purchases starting in January 2014 did not dismay investors because the central bank pledged to keep short-term interest rates low as long as inflation remains contained. Equities in developed non-U.S. markets underperformed U.S. shares but still produced very good returns. Many parts of the eurozone emerged from recession, while Japan benefited from highly accommodative fiscal and monetary policies and a sharply weaker yen. Emerging markets equities fell slightly amid slowing economic growth in developing countries and fears that smaller Fed asset purchases would lead to reduced global liquidity.

Results of several major equity market indexes for the full year 2013 are as follows:

Index
S&P 500 Index	32.4%
NASDAQ Composite Index (excluding dividends)	38.3%
Russell 2000 Index	38.8%
MSCI EAFE (Europe, Australasia, and Far East) Index	23.3%
MSCI Emerging Markets Index	(2.3)%

Global bonds produced mostly negative returns in 2013. In the U.S., high yield bonds produced solid gains and significantly outperformed investment-grade issues amid favorable corporate fundamentals and strong demand for securities with a yield advantage. Investment-grade bonds declined; intermediate- and long-term Treasuries fared worst as longer-term interest rates rose sharply amid stronger growth and expectations for smaller Fed asset purchases. The 10-year Treasury note yield finished 2013 at 3.0% versus 1.8% at the end of 2012. Government bonds in developed non-U.S. markets produced moderate losses in U.S. dollar terms. Emerging markets debt underperformed because of factors such as currency weakness and fears that the Fed tapering would decrease global liquidity.

Results of several major bond market indexes for the full year 2013 are as follows:

Index
Barclays U.S. Aggregate Bond Index	(2.0)%
Credit Suisse High Yield Index	7.5%
Barclays Municipal Bond Index	(2.6)%
Barclays Global Aggregate Ex-U.S. Dollar Bond Index	(3.1)%
JPMorgan Emerging Markets Index Plus	(8.3)%

ASSETS UNDER MANAGEMENT.

Reflecting the strong growth in equity markets, our assets under management ended 2013 at a record $692.4 billion, an increase of $115.6 billion from the end of 2012. Market appreciation drove this increase as $127.6 billion in market gains and income, net of distributions not reinvested, were reduced by net cash outflows of $12.0 billion in the 2013 year.

Assets under management (in billions) at the end of the year and changes during each of the last three years are detailed below.

Assets under management by investment portfolio
	December 31,
	2011	2012	2013
Sponsored U.S. mutual funds	$289.4	$346.9	$435.3
Other investment portfolios	200.1	229.9	257.1
Total	$489.5	$576.8	$692.4

Assets under management by investment objective
	December 31,
	2011	2012	2013
Stock and blended asset	$352.4	$421.1	$537.0
Fixed income portfolios	137.1	155.7	155.4
Total	$489.5	$576.8	$692.4

Components of changes in assets under management
	Year ended December 31,
	2011	2012	2013
Assets under management at beginning of year	$482.0	$489.5	$576.8
Net cash flows
Sponsored U.S. mutual funds	11.0	15.7	10.2
Other investment portfolios	3.1	1.5	(22.2)
	14.1	17.2	(12.0)
Net market gains (losses) and income	(5.8)	70.7	128.4
Distributions not reinvested	(.8)	(.6)	(.8)
Change during the period	7.5	87.3	115.6
Assets under management at end of year	$489.5	$576.8	$692.4

Assets under management transferred from our sponsored U.S. mutual funds to our other investment portfolios	$1.4	$4.5	$7.7

Our net cash flows in 2011 and 2012 and our sponsored U.S. mutual fund cash flows in 2013 were sourced primarily from third-party financial intermediaries. In 2013, a vast majority of the net outflows from our other investment portfolios were concentrated among several large institutional clients outside the U.S. and intermediary clients that changed their investment objectives, repositioned their strategy allocations, or experienced investment performance challenges within their portfolio. The majority of the transfers from our sponsored mutual funds to our other investment portfolios disclosed in the table above in 2012 and 2013 were from our target-date retirement funds to our collective investment trusts and target-date retirement trusts.

Our target-date retirement funds and trusts, which invest in a broadly diversified portfolio of other T. Rowe Price funds and T. Rowe Price collective investment trusts and automatically rebalance to maintain their specific asset allocation weightings, are a significant source of cash flows. Total net cash flows shown in the table above include $8.0 billion in 2011, $10.1 billion in 2012, and $11.5 billion in 2013 of net cash inflows that originated in these target-date portfolios. Assets under management at

December 31, 2013, in these retirement portfolios totaled $121.2 billion, including $105.1 billion in target-date retirement funds and $16.1 billion in target-date retirement trusts.

Strong investment performance and brand awareness is a key driver to attracting assets and to our long-term success. For 2013, 76% of the T. Rowe Price U.S. mutual funds across their share classes outperformed their comparable Lipper averages on a total return basis for the three-year period ended December 31, 2013, 77% outperformed for the five-year period, 82% outperformed for the 10-year period, and 71% outperformed for the one-year period. In addition, T. Rowe Price stock, bond and blended asset funds that were given an overall rating of four or five stars from Morningstar at December 31, 2013, account for 78% of our rated funds' assets under management. The performance of our institutional strategies against their benchmarks was substantially similar. Our target-date retirement funds continue to deliver very attractive long-term performance, with 100% of these funds outperforming their comparable Lipper averages on a total return basis for the three- and five-year periods ended December 31, 2013.

We incur significant expenditures to attract new investment advisory clients and additional investments from our existing clients. These efforts often involve costs that precede any future revenues that we may recognize from an increase to our assets under management.

RESULTS OF OPERATIONS.

2013 versus 2012.

	Year ended December 31,
	2013	2012	Dollar Change	Percent Change
(in millions, except per-share data)
Investment advisory fees	$3,022.6	$2,592.0	$430.6	16.6%
Net revenues	$3,484.2	$3,022.5	$461.7	15.3%
Operating expenses	$1,846.8	$1,658.2	$188.6	11.4%
Net operating income	$1,637.4	$1,364.3	$273.1	20.0%
Non-operating investment income	$63.0	$70.8	$(7.8)	(11.0)%
Net income	$1,047.7	$883.6	$164.1	18.6%

Diluted earnings per share	$3.90	$3.36	$.54	16.1%

Investment advisory fees in 2013 are up over 2012 as average assets under our management increased $84.4 billion to $633.8 billion for the 2013 year. In addition, the average annualized fee rate earned on our assets under management increased to 47.7 basis points during 2013 from the 47.2 basis points earned in 2012, due primarily to asset growth in higher than average fee rate strategies. We voluntarily waived $51.2 million in money market advisory fees in 2013, an increase of $16.2 million from the $35.0 million waived in 2012, in order to maintain a positive yield for fund investors. These fee waivers represent about 2% of total investment advisory revenues earned in 2013. Fees were waived from each of our money market funds and trusts that have combined net assets at December 31, 2013, of $16.3 billion, or 2.4% of our total assets under management. The firm expects that these fee waivers will continue in 2014.

Greater average assets under management and a higher annualized fee rate have increased our investment advisory revenues and helped lift our operating margin in 2013 to 47.0% compared to 45.1% in the 2012 period. Non-operating investment income in 2013 is down compared to 2012, primarily because we sold fewer sponsored fund holdings in 2013 resulting in lower realized gains.

Net revenues

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the U.S. were $2.1 billion in 2013, an increase of 18.8%, or $335.8 million, on higher average mutual fund assets. Average mutual fund assets in 2013 were $391.2 billion, an increase of 19.8% from the 2012 average. Mutual fund assets at December 31, 2013, were $435.3 billion, up $88.4 billion from the end of 2012.

Net inflows into the mutual funds during 2013 were $10.2 billion, including $5.8 billion into our stock and blended asset funds, $3.5 billion into our bond funds, and $.9 billion into the money market funds. These mutual fund net inflow amounts are presented net of $7.7 billion that clients transferred to the other investment portfolios, primarily our collective investment trusts and target-date retirement trusts. Without these transfers, the mutual funds would have had net cash inflows of $17.9 billion in 2013. Market appreciation and income, net of distributions not reinvested, added $78.2 billion to our mutual fund assets under management in 2013.

Investment advisory revenues earned on the other investment portfolios that we manage increased $94.8 million, or 11.8%, to $896.5 million. Average assets in these portfolios were $242.6 billion during 2013, an increase of $19.8 billion, or 8.9%, from the 2012 year. Ending assets at December 31, 2013, were $257.1 billion, an increase of $27.2 billion from the end of 2012. Market appreciation and income of $49.4 billion was reduced by net outflows of $22.2 billion during 2013. Net outflows during 2013 are presented net of the $7.7 billion assets that clients transferred in from the mutual funds. The vast majority of these net outflows were concentrated among several large institutional clients outside the U.S. and intermediary clients that changed their investment objectives, repositioned their strategy allocations, or experienced investment performance challenges within their portfolio.

Administrative fees increased $11.1 million to $343.7 million in 2013. The increase is primarily attributable to our transfer agent servicing activities and defined contribution recordkeeping services for the mutual funds and their investors. Changes in administrative fee revenues are generally offset by similar changes in related operating expenses that are incurred to provide services to the funds and their investors.

Distribution and servicing fee revenues earned from 12b-1 plans of the Advisor, R, and variable annuity class shares of our sponsored portfolios were $117.2 million in 2013, an increase of $21.1 million from the comparable 2012 period on greater average assets under management in these share classes. The 12b-1 fees earned are offset entirely by the costs paid to third-party intermediaries who source these assets. These costs are reported as distribution and servicing costs on the face of our consolidated income statements.

Operating expenses

Compensation and related costs increased 10.4% from 2012 to about $1.2 billion. A significant part of the increase is attributable to a $45.4 million increase in our annual variable compensation program and a $37.2 million increase in salaries and related benefits. We increased our average staff size by 4.1% over 2012 to support both business growth and added capabilities. Higher temporary staff expenses, non-cash stock-based compensation expense, and other employee costs account for the remainder of the increase in compensation and related costs in the 2013 period. At December 31, 2013, we employed 5,668 associates, an increase of 5.5% from the end of 2012.

Advertising and promotion expenditures were $88.7 million in 2013 compared to $89.8 million in 2012. The decrease in cost from the 2012 period is primarily attributable to process efficiencies realized through the realignment of certain marketing activities. We currently estimate that advertising and promotion expenditures for 2014 will be down about 5% from 2013 levels as we continue to realize the benefits of these process efficiencies.

Occupancy and facility costs together with depreciation expense increased $20.8 million, or 10.1%, versus 2012. The increase in costs is largely attributable to the expansion of our international facilities, the opening of two new buildings located at our Owings Mills campus, and continued investment in our technology capabilities, including related maintenance programs. The 2013 year also includes a non-recurring charge of $3.5 million related to the termination of certain facility leases.

Other operating expenses were $257.6 million in 2013, an increase of $38.5 million from the comparable 2012 period as increased business demands and our continued investment in our capabilities have increased our costs. These costs include consulting and professional fees, costs related to our defined contribution recordkeeping business, information services, and other third-party services. We also made a higher charitable contribution to the T. Rowe Price Foundation in 2013 than in 2012.

Non-operating investment income

Our non-operating investment income, which includes the recognition of investment gains and losses, was down $7.8 million from the 2012 period. The decrease is due in part to the 2013 results including $13.5 million in gains realized on the sale of certain sponsored fund holdings compared with $35.1 million in gains realized in the comparable 2012 period. This reduction in realized gains was partially offset by $7.9 million in higher dividends received on our sponsored mutual fund holdings and $5.6 million in higher gains recognized on our other investments. The 2013 year also includes a $1.5 million gain recognized on the sale of our savings bank subsidiary.

Provision for income taxes

Our 2013 effective tax rate of 38.4% is unchanged from the 2012 rate. The firm currently estimates its effective tax rate for 2014 will be about 38.4%. Our effective income tax rate reflects the relative contribution of pre-tax income generated by our non-U.S. subsidiaries that are subject to tax rates lower than our U.S. rates. Changes in the relative contribution of pre-tax income from U.S. and non-U.S. sources or changes in tax rates in relevant non-U.S. jurisdictions may affect our effective income tax rate and overall net income in the future.

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

Net revenues

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

Investment advisory revenues earned on the other investment portfolios that we manage increased $60.3 million, or 8.1%, to $801.7 million. Average assets in these portfolios were $222.8 billion during 2012, an increase of $17.8 billion, or 8.7%, from the 2011 year. Ending assets at December 31, 2012, were $229.9 billion, an increase of $29.8 billion from the end of 2011. Net inflows into these portfolios in 2012 were $1.5 billion, including $4.5 billion that was transferred from the mutual funds. Strong cash inflows in 2012 into our subadvised funds from third-party intermediaries were offset by outflows from institutional investors outside the U.S. These net outflows were primarily from institutional separate account portfolios that have experienced investment performance challenges or changes in the clients' investment objectives. Market appreciation and income increased assets under management in these portfolios by $28.3 billion.

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

CAPITAL RESOURCES AND LIQUIDITY.

During 2013, stockholders’ equity increased from $3.8 billion to $4.8 billion. In 2013, we paid $1.52 per share in regular dividends and expended $14.1 million to repurchase 200,000 common shares from existing cash balances and cash generated from operations. We generally repurchase shares of our common stock over time to offset the dilution created by our equity-based compensation plans. Tangible book value is $4.2 billion at December 31, 2013, and our cash and fund investment holdings total $3.0 billion. Given the availability of these financial resources, we do not maintain an available external source of liquidity.

At December 31, 2013, we had outstanding commitments to make additional contributions totaling $40.7 million to various investment partnerships in which we have an existing investment. We currently expect total capital expenditures for property and equipment in 2014 to be approximately $145 million. These outstanding commitments, if called, and the capital expenditures will be funded from operating resources.

2013 versus 2012.

Operating activities during 2013 provided cash flows of $1.2 billion, up $330.4 million from the 2012 period, including a $164.1 million increase in net income. Timing differences in the cash settlement of our accounts receivable and accrued revenues, payables and accrued liabilities, and other assets and liabilities increased our operating cash flows by $62.4 million compared to the 2012 year. The increase from 2012 is also a result of a $63.7 million reduction in cash used to make net purchases of trading securities held by our consolidated sponsored investment portfolios and a $21.6 million reduction in the adjustment for gains realized from the sale of certain available-for-sale sponsored fund investments as less investments were sold in 2013.

Net cash used in investing activities totaled $437.5 million, up $127.4 million from 2012. We made $60.1 million more net investments in our sponsored funds during 2013 compared with 2012 as we utilized more of our cash to make additional investments as compared to the rebalancing of the portfolio in 2012. The 2012 year also included greater net cash proceeds of $40.1 million from the sale of debt securities held by our savings bank subsidiary as the bank was sold in early December 2013. We spent $28.9 million more in property and equipment additions in 2013 compared to the 2012 period. The 2013 year also includes a net cash outflow of $11.7 million related to the sale of our savings bank subsidiary as the cash that was held by the bank on the closing date was greater than the $23.6 million in proceeds we received.

Net cash used in financing activities was $276.8 million in 2013, down $334.7 million from the comparable 2012 period. The decrease is primarily attributable to the repurchase of 2.1 million more shares of common stock and the payment of a $1.00 special dividend in 2012.

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

CONTRACTUAL OBLIGATIONS.

The following table presents a summary of our future obligations (in millions) under the terms of existing operating leases and other contractual cash purchase commitments at December 31, 2013. Other purchase commitments include contractual amounts that will be due for the purchase of goods or services to be used in our operations and may be cancelable at earlier times than those indicated, under certain conditions that may involve termination fees. Because these obligations are generally of a normal recurring nature, we expect that we will fund them from future cash flows from operations. The information presented does not include operating expenses or capital expenditures that will be committed in the normal course of operations in 2014 and future years. The information also excludes the $4.8 million of uncertain tax positions discussed in Note 8 to our consolidated financial statements because it is not possible to estimate the time period in which a payment might be made to the tax authorities.

	Total	2014	2015-16	2017-18	Later
Noncancelable operating leases	$124	$32	$57	$25	$10
Other purchase commitments	149	108	34	7	—
Total	$273	$140	$91	$32	$10

We also have outstanding commitments to fund additional contributions to investment partnerships totaling $40.7 million at December 31, 2013. The vast majority of these additional contributions will be made to investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be called under certain circumstances.

In January 2014, we renewed and extended our operating lease at our corporate headquarters in Baltimore, Maryland through 2027. This lease agreement increases the above disclosed total noncancelable operating lease commitments by an additional $133.0 million, the vast majority of which will be paid after 2018.

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

We present those significant accounting policies used in the preparation of our consolidated financial statements as an integral part of those statements within this 2013 Annual Report. In the following discussion, we highlight and explain further certain of those policies that are most critical to the preparation and understanding of our financial statements.

Other-than-temporary impairments of available-for-sale securities. We generally classify our investment holdings in sponsored funds as available-for-sale if we are not deemed to a have a controlling financial interest. At the end of each quarter, we mark the carrying amount of each investment holding to fair value and recognize an unrealized gain or loss as a component of comprehensive income within the consolidated statements of comprehensive income. We next review each individual security position that has an unrealized loss or impairment to determine if that impairment is other than temporary.

In determining whether a mutual fund holding is other-than-temporarily impaired, we consider many factors, including the duration of time it has existed, the severity of the impairment, any subsequent changes in value, and our intent and ability to hold the security for a period of time sufficient for an anticipated recovery in fair value. Subject to the other considerations noted above, we believe a fund holding with an unrealized loss that has persisted daily throughout the six months between quarter-ends is generally presumed to have an other-than-temporary impairment. We may also recognize an other-than-temporary loss of less than six months in our consolidated statements of income if the particular circumstances of the underlying investment do not warrant our belief that a near-term recovery is possible.

We sold our savings bank subsidiary in December 2013. Through the date of the transaction, we generally classified the debt securities held by the bank as available-for-sale and would mark their carrying amount to fair value quarterly and recognize an unrealized gain or loss as a component of comprehensive income within the consolidated statements of comprehensive income. We would review each individual security position that had an unrealized loss or impairment to determine if that impairment was other than temporary. The impairment was considered to be other-than-temporary if the impairment was caused by a change in credit quality that affected our ability to recover our amortized cost or if we intended to sell the security or believed it was more likely than not that we would be required to sell the security before recovering its cost. Minor impairments of 5% or less were generally considered temporary.

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

The following table (in millions) presents the equity price risk from investments in sponsored funds that are accounted for as available-for-sale securities by assuming a hypothetical decline in the fair values of fund shares. We have chosen to use a variant of each fund's net asset value to quantify the equity price risk as we believe the volatility in each fund's net asset value best reflects the underlying risk potential as well as the market trends surrounding each fund's investment objective. The potential future loss of value, before any income tax benefits, of our fund investments at year-end was determined by using the lower of each fund’s lowest net asset value per share during 2013 or its net asset value per share at December 31, 2013 reduced by 10%. In considering this presentation, it is important to note that: not all funds experienced their lowest net asset value per share on the same day; it is likely that the composition of the fund investment portfolio would be changed if adverse market conditions persisted; and we could experience future losses in excess of those presented below.

	Fair value 12/31/2013	Percentage of portfolio	Potential lower value	Percentage of portfolio	Potential loss
Stock and blended asset funds	$657.2	41%	$513.4	38%	$143.8	22%
Bond funds	954.7	59%	851.4	62%	103.3	11%
	$1,611.9	100%	$1,364.8	100%	$247.1	15%

The comparable potential loss of value in 2012 using the same methodology noted above was $153.8 million on sponsored fund investments of $1,140.1 million. During 2013, we actually experienced net unrealized gains of $149.7 million.

As available-for-sale securities, we recognize unrealized losses that are considered temporary in other comprehensive income. We review the carrying amount of each investment on a quarterly basis and recognize an impairment charge in non-operating investment income (loss) whenever an unrealized loss is considered other than temporary.

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

We also held equity method investments of $231.5 million at December 31, 2013, including our $122.6 million equity investment in UTI. Given the nature of UTI’s business, should conditions deteriorate in markets in which they operate, we are at risk for loss up to our carrying amount. In addition, our investment in UTI exposes us to foreign currency risk related to translating our proportionate share of its financial statements, which are denominated in Indian rupees (INR), to U.S. dollars (USD) each reporting period. We do not use derivative financial instruments to manage this foreign currency risk, so both positive and negative fluctuations in the INR against the USD will affect accumulated other comprehensive income and the carrying amount of our investment. We had a cumulative translation loss, net of tax, of $26.9 million at December 31, 2013, related to our investment in UTI.

We operate in several foreign countries of which the United Kingdom is the most prominent. We incur operating expenses and have foreign currency-denominated assets and liabilities associated with these operations, though our revenues are predominately realized in USD. We do not believe that foreign currency fluctuations materially affect our results of operations.

Item 8.	Financial Statements and Supplementary Data.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2012	12/31/2013
ASSETS
Cash and cash equivalents	$879.1	$1,398.0
Accounts receivable and accrued revenue	353.9	398.8
Investments in sponsored funds	1,140.1	1,611.9
Debt securities held by savings bank subsidiary	136.0	—
Other investments	304.7	313.6
Property and equipment	561.0	572.9
Goodwill	665.7	665.7
Other assets	162.3	72.2
Total assets	$4,202.8	$5,033.1

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$89.7	$103.9
Accrued compensation and related costs	90.8	72.4
Income taxes payable	21.5	38.7
Customer deposits at savings bank subsidiary	154.7	—
Total liabilities	356.7	215.0

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, undesignated, $.20 par value - authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value - authorized 750,000,000; issued 257,018,000 shares in 2012 and 262,073,000 in 2013	51.4	52.4
Additional capital in excess of par value	631.0	894.6
Retained earnings	3,031.8	3,682.8
Accumulated other comprehensive income	131.9	188.3
Total stockholders' equity	3,846.1	4,818.1
Total liabilities and stockholders' equity	$4,202.8	$5,033.1

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except earnings per share)

	Year ended December 31,
	2011	2012	2013
Revenues
Investment advisory fees	$2,349.0	$2,592.0	$3,022.6
Administrative fees	321.2	332.6	343.7
Distribution and servicing fees	74.6	96.1	117.2
Net revenue of savings bank subsidiary	2.3	1.8	.7
Net revenues	2,747.1	3,022.5	3,484.2

Operating expenses
Compensation and related costs	969.8	1,047.6	1,156.9
Advertising and promotion	90.8	89.8	88.7
Distribution and servicing costs	74.6	96.1	117.2
Depreciation and amortization of property and equipment	72.0	80.9	90.6
Occupancy and facility costs	115.0	124.7	135.8
Other operating expenses	198.0	219.1	257.6
Total operating expenses	1,520.2	1,658.2	1,846.8

Net operating income	1,226.9	1,364.3	1,637.4

Non-operating investment income	23.7	70.8	63.0

Income before income taxes	1,250.6	1,435.1	1,700.4
Provision for income taxes	477.4	551.5	652.7
Net income	$773.2	$883.6	$1,047.7

Earnings per share on common stock
Basic	$3.01	$3.47	$4.02
Diluted	$2.92	$3.36	$3.90

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year ended December 31,
	2011	2012	2013
Net income	$773.2	$883.6	$1,047.7
Other comprehensive income (loss)
Net unrealized holding gains (losses) on:
Investments in sponsored funds
Net unrealized holding gains (losses)	(40.2)	99.9	149.7
Reclassification adjustment related to capital gain distributions	(5.3)	(4.7)	(15.3)
Reclassification adjustment on net gains realized, determined using average cost	—	(35.1)	(13.5)
Investments in sponsored funds	(45.5)	60.1	120.9
Debt securities held by savings bank subsidiary
Net unrealized holding gains (losses)	(.2)	.1	(1.6)
Reclassification adjustment for net unrealized holding gains derecognized upon the sale of savings bank subsidiary	—	—	(1.6)
Debt securities held by savings bank subsidiary	(.2)	.1	(3.2)
Proportionate share of net unrealized holding gains on securities held by UTI Asset Management Company Limited	.4	.2	—
Total net unrealized holding gains (losses) recognized in other comprehensive income	(45.3)	60.4	117.7
Currency translation adjustment	(14.2)	(10.7)	(23.7)
Total other comprehensive income (loss) before income taxes	(59.5)	49.7	94.0
Net deferred tax benefits (income taxes)	23.2	(20.6)	(37.6)
Total other comprehensive income (loss)	(36.3)	29.1	56.4
Total comprehensive income	$736.9	$912.7	$1,104.1

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2011	2012	2013
Cash flows from operating activities
Net income	$773.2	$883.6	$1,047.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	72.0	80.9	90.6
Stock-based compensation expense	98.7	104.1	114.6
Intangible asset amortization	.4	.4	.4
Realized gains on the dispositions of sponsored funds	—	(35.1)	(13.5)
Net gains recognized on other investments	(4.0)	(11.4)	(13.0)
Net change in trading securities held by consolidated investment portfolios	—	(89.3)	(25.6)
Changes in accounts receivable and accrued revenue	2.8	(49.7)	(44.7)
Changes in payables and accrued liabilities	(4.9)	35.3	(5.1)
Other changes in assets and liabilities	10.2	(16.0)	81.8
Net cash provided by operating activities	948.4	902.8	1,233.2

Cash flows from investing activities
Investments in sponsored funds	(62.2)	(498.5)	(377.7)
Dispositions of sponsored funds	.1	218.1	37.2
Investments in debt securities held by savings bank subsidiary	(65.0)	(31.1)	(28.2)
Proceeds from debt securities held by savings bank subsidiary	52.0	91.5	48.5
Additions to property and equipment	(82.3)	(76.9)	(105.8)
Other investing activity	(7.6)	(13.2)	(11.5)
Net cash used in investing activities	(165.0)	(310.1)	(437.5)

Cash flows from financing activities
Repurchases of common stock	(479.7)	(135.2)	(14.1)
Common share issuances under stock-based compensation plans	50.6	86.6	118.2
Excess tax benefits from stock-based compensation plans	35.3	59.3	45.5
Dividends	(317.9)	(603.4)	(396.7)
Change in savings bank subsidiary deposits	13.1	(18.8)	(29.7)
Net cash used in financing activities	(698.6)	(611.5)	(276.8)

Cash and cash equivalents
Net change during year	84.8	(18.8)	518.9
At beginning of year	813.1	897.9	879.1
At end of year	$897.9	$879.1	$1,398.0

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balances at December 31, 2010	258,760	$51.7	$506.3	$2,599.4	$139.1	$3,296.5
Net income				773.2		773.2
Other comprehensive loss, net of tax					(36.3)	(36.3)
Dividends				(317.9)		(317.9)
Common stock-based compensation plans activity
Shares issued upon option exercises	2,920.6		54.1			54.7
Restricted shares issued, net of shares withheld for taxes	224.1		(3.0)			(2.9)
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	92	—	(1.5)			(1.5)
Forfeiture of restricted awards	(29)	—	—			—
Net tax benefits			35.9			35.9
Stock-based compensation expense			98.7			98.7
Common shares repurchased	(8,695)	(1.7)	(188.5)	(289.5)		(479.7)
Balances at December 31, 2011	253,272	50.7	502.0	2,765.2	102.8	3,420.7
Net income				883.6		883.6
Other comprehensive income, net of tax					29.1	29.1
Dividends				(603.6)		(603.6)
Common stock-based compensation plans activity
Shares issued upon option exercises	5,239	1.1	91.5			92.6
Restricted shares issued, net of shares withheld for taxes	734.1		(4.1)			(4.0)
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	101	—	(2.0)			(2.0)
Forfeiture of restricted awards	(26)	—	—			—
Net tax benefits			60.8			60.8
Stock-based compensation expense			104.1			104.1
Common shares repurchased	(2,302)	(.5)	(121.3)	(13.4)		(135.2)
Balances at December 31, 2012	257,018	51.4	631.0	3,031.8	131.9	3,846.1
Net income				1,047.7		1,047.7
Other comprehensive income, net of tax					56.4	56.4
Dividends				(396.6)		(396.6)
Common stock-based compensation plans activity
Shares issued upon option exercises	4,147.8		127.3			128.1
Restricted shares issued, net of shares withheld for taxes	1,041.2		(6.9)			(6.7)
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	149	—	(3.3)			(3.3)
Forfeiture of restricted awards	(82)	—	—			—
Net tax benefits			45.9			45.9
Stock-based compensation expense			114.6			114.6
Restricted stock units issued as dividend equivalents			.1	(.1)		—
Common shares repurchased	(200)	—	(14.1)	—		(14.1)
Balances at December 31, 2013	262,073	$52.4	$894.6	$3,682.8	$188.3	$4,818.1

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

BASIS OF PREPARATION.

These consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the U.S. These principles require that we make certain estimates and assumptions. Actual results may vary from our estimates. Certain 2012 amounts have been reclassified to conform to the 2013 presentation.

NEW FINANCIAL REPORTING GUIDANCE.

On January 1, 2013, we adopted new financial reporting guidance that requires the disclosure of information about significant items reclassified out of accumulated other comprehensive income, including the line item of our consolidated income statements to which such items were reclassified. The required information could be presented either on the face of the financial statements or in the notes. We elected to present these disclosures in Note 12 to the financial statements.

CONSOLIDATION.

Our financial statements include the accounts of all subsidiaries and sponsored portfolios in which we have a controlling financial interest. We are generally deemed to have a controlling financial interest when we own the majority of the voting interest of an entity or are considered to be the primary beneficiary of a variable interest entity. All material intercompany accounts and transactions are eliminated in consolidation. We have determined that the sponsored portfolios we have investments in at December 31, 2012 and 2013, are voting interest entities and, as a result, have consolidated those sponsored portfolios in which we own a majority of the voting interest.

If we determine that we no longer have a controlling financial interest in a subsidiary or a sponsored portfolio, we deconsolidate the carrying value of their assets and liabilities, and record our remaining equity interest, if any, at its fair value. Any gain or loss realized upon deconsolidation is included in non-operating investment income in our consolidated statements of income.

CASH EQUIVALENTS.

Cash equivalents consist primarily of short-term, highly liquid investments in our sponsored money market mutual funds. The cost of these funds is equivalent to fair value.

INVESTMENTS IN SPONSORED FUNDS - AVAILABLE FOR SALE.

These are investments we have made for both general corporate investment purposes and to provide seed capital for newly formed funds. These sponsored funds were determined to be voting interest entities and are classified as available-for-sale. These investments are carried at fair value using the quoted closing net asset value, or NAV, per share of each fund as of the balance sheet date. Changes in net unrealized holding gains (losses) on these investments are recognized in other comprehensive income.

We review the carrying amount of each investment on a quarterly basis and recognize an impairment charge in non-operating investment income whenever an unrealized loss is considered other than temporary. In determining whether a fund holding is other-than-temporarily impaired, we consider various factors, including the duration of time it has existed, the severity of the impairment, any subsequent changes in value, and our intent and ability to hold the fund for a period of time sufficient for an anticipated recovery in fair value. Subject to the other considerations noted above, we believe a fund holding with an unrealized loss that has persisted daily throughout the six months between quarter-ends is generally presumed to have an other-than-

temporary impairment. We may also recognize an other-than-temporary impairment if particular circumstances of the underlying investment do not warrant our belief that a near-term recovery is possible.

DEBT SECURITIES HELD BY SAVINGS BANK SUBSIDIARY.

We completed the sale of our savings bank subsidiary in December 2013. Until the sale was completed, the investments held by the savings bank were in marketable debt securities, including mortgage- and other asset-backed securities and were classified as available-for-sale and reported at fair value. Changes in net unrealized holding gains (losses) on these debt securities were recognized in other comprehensive income.

These debt securities were generally traded in the over-the-counter market. Securities with remaining maturities of one year or more at the time of acquisition were valued by us based on prices furnished by dealers who make markets in such securities or by an independent pricing service, which considers the yield or price of bonds of comparable quality, coupon, maturity, and type, as well as prices quoted by dealers who make markets in such securities. Securities with remaining maturities of less than one year at the time of acquisition generally were valued at amortized cost, which approximates fair value; however, if amortized cost was deemed not to reflect fair value, such securities were valued by us based generally on prices furnished by dealers who make markets in such securities or by an independent pricing service. Our investment valuation policies, methods, and sources were the same as those employed by the T. Rowe Price U.S. sponsored mutual funds to price similar investment holdings.

We reviewed the carrying amount of each investment on a quarterly basis and recognized an impairment charge in non-operating investment income if the impairment was caused by a change in credit quality that affected our ability to recover our amortized cost. An impairment charge would also be taken if we intended to sell the security before its maturity, which generally correlated to the maturities of our customer deposits, or if we believed that it was more likely than not that we would be required to sell the security before recovering cost.

OTHER INVESTMENTS.

Cost method investments consist of investments in entities over which we do not exercise significant influence over the operating and financial policies of the investee.

Equity method investments consist of investments in entities, including sponsored portfolios, over which we have the ability to exercise significant influence over the operating and financial policies of the investee. The carrying value of these investments are adjusted to reflect our proportionate share of the investee's net income or loss, any unrealized gain or loss resulting from the translation of foreign denominated financial statements into U.S. dollars, and dividends received. Our proportionate share of income or loss is included in non-operating investment income in the consolidated statements of income. As permitted under existing accounting guidance, we adopted a policy by which we recognize our share of UTI Asset Management Company Limited’s (UTI) earnings on a quarter lag as current financial information is not available in a timely manner. The basis difference between our carrying value and our proportionate share of UTI’s book value is primarily related to consideration paid in excess of the stepped-up basis of assets and liabilities on the date of purchase.

We evaluate our equity and cost method investments for impairment when events or changes in circumstances indicate that the carrying value of the investment exceeds its fair value, and the decline in fair value is other than temporary.

Investments held as trading consist of the underlying securities of sponsored portfolios in which we have a controlling financial interest and sponsored portfolio investments we expect to hold for only a short period of time. These investments are generally the initial seed investments we make at the portfolio's formation. If we are deemed to have a controlling financial interest in the sponsored portfolio, we will consolidate the investment, and the portfolio's underlying securities are accounted for as trading securities. These investments are carried at fair value, with changes in fair value recognized in non-operating investment income. The valuation policies, methods, and sources for these investments are the same as those employed by the T. Rowe Price U.S. mutual funds to price similar investment holdings as further described under our revenue recognition policy below.

CONCENTRATIONS OF RISK.

Concentration of credit risk in accounts receivable is believed to be minimal in that our clients generally have substantial assets, including those in the investment portfolios that we manage for them.

Our investments in sponsored funds and investments held as trading expose us to market risk in the form of equity price risk, that is, the potential future loss of value that would result from a decline in the fair value of each investment or its underlying net assets. Our underlying holdings of our assets under management are also subject to market risk, which may arise from changes in equity prices, credit ratings, foreign currency exchange rates, and interest rates.

PROPERTY AND EQUIPMENT.

Property and equipment is stated at cost net of accumulated depreciation and amortization computed using the straight-line method. Provisions for depreciation and amortization are based on the following weighted-average estimated useful lives: computer and communications software and equipment, 4 years; buildings and improvements, 33 years; leasehold improvements, 9 years; furniture and other equipment, 7 years; and leased land, 99 years.

GOODWILL.

We evaluate the carrying amount of goodwill in our consolidated balance sheets for possible impairment on an annual basis in the third quarter of each year using a fair value approach. Our evaluations have indicated that no impairment exists.

We internally conduct, manage, and report our operations as one investment advisory business. We do not have distinct operating segments or components that separately constitute a business. Accordingly, we attribute goodwill to a single reportable business segment and reporting unit—our investment advisory business.

REVENUE RECOGNITION.

Fees for investment advisory services, which are based on a percentage of assets under management, and related administrative services that we provide to investment advisory clients, including our sponsored funds and portfolios, are recognized in the period that our services are provided.

Our assets under management are valued in accordance with a valuation and pricing policy that defines the valuation and pricing processes for each major type of investment held in our sponsored U.S. mutual funds and other client investment portfolios. Fair values used in our processes are primarily determined from quoted market prices; prices furnished by dealers who make markets in such securities; or from data provided by an independent pricing service that considers yield or price of investments of comparable quality, coupon, maturity, and type. Investments for which market prices are not readily available are not a material portion of our total assets under management.

Distribution and servicing fees earned from 12b-1 plans of the Advisor, R, and VIP II classes of our sponsored U.S. mutual funds are recognized in the period that they are earned, which is the same period that the related mutual funds recognize their expense. These fees are offset entirely by the distribution and servicing costs paid to third-party financial intermediaries that source the assets of these share classes.

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

STOCK-BASED COMPENSATION.

We maintain three stockholder approved employee long-term incentive plans (2012 Long-Term Incentive Plan, 2004 Stock Incentive Plan, and 2001 Stock Incentive Plan, collectively the LTI Plans) and two stockholder approved non-employee director plans (2007 Non-Employee Director Equity Plan and 1998 Director Stock Option Plan). We believe that our stock-based compensation programs align the interests of our employees and directors with those of our common stockholders. As of December 31, 2013, a total of 15,456,884 shares were available for future grant under the 2012 Long-Term Incentive Plan and 2007 Non-Employee Director Equity Plan.

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

In 2012, we began granting performance-based restricted shares and restricted stock units to certain executive officers in which the number of restricted shares or restricted stock units ultimately retained is determined based on achievement of certain performance thresholds. The number of restricted shares or restricted stock units retained is also subject to the same time-based vesting requirement as the other restricted shares or restricted stock units described above. Cash dividends and cash dividend-equivalents are accrued and paid to the holders of performance-based restricted shares and restricted stock units only after the performance period has lapsed and the performance thresholds have been met.

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

We recognize the grant-date fair value of these awards as compensation expense ratably over the awards' requisite service period. The expense recognized includes an estimate of awards that will be forfeited. Both time-based and performance-based restricted shares and units are valued on the grant-date using the closing market price of our common stock, though consideration is also given to the probability of the performance thresholds being met when valuing the performance-based restricted awards and units. We used the Black-Scholes option-pricing model to estimate the fair value of each option grant, including reloads, as follows:

	Weighted-average
	2011	2012	2013
Grant-date fair value per option awarded, including reload grants	$17.94	$16.27	$19.56
Assumptions used:
Expected life in years	6.9	6.8	7.0
Expected volatility	33%	32%	31%
Dividend yield	1.9%	2.1%	2.1%
Risk-free interest rate	2.2%	1.3%	1.9%

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

COMPREHENSIVE INCOME.

The components of comprehensive income are presented in a separate statement following our consolidated statements of income and include net income, the change in net unrealized security holding gains (losses), and the change in our currency translation adjustment. The currency translation adjustment results primarily from translating our proportionate share of the financial statements of UTI, our equity method investment, into U.S. dollars. Assets and liabilities are translated into U.S. dollars using year-end exchange rates, and revenues and expenses are translated using weighted-average exchange rates for the period. The changes in accumulated balances of each component of other comprehensive income and the deferred tax impacts of each component are presented in the notes to the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	– CASH EQUIVALENTS.

Cash equivalent investments in our sponsored money market mutual funds aggregate $732.8 million at December 31, 2012, and $1,288.1 million at December 31, 2013. Dividends earned on these investments were $.1 million in 2011, 2012, and 2013.

NOTE 2	– INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Accounts receivable from our sponsored U.S. mutual funds for advisory fees and advisory-related administrative services aggregate $184.0 million at December 31, 2012, and $221.9 million at December 31, 2013.

Revenues (in millions) from advisory services provided under agreements with our sponsored U.S. mutual funds and other investment portfolio clients include:

	2011	2012	2013
Sponsored U.S. mutual funds
Stock and blended asset	$1,304.5	$1,437.6	$1,759.7
Bond and money market	303.1	352.7	366.4
	1,607.6	1,790.3	2,126.1
Other investment portfolios
Stock and blended asset	604.8	635.1	735.6
Bond, money market, and stable value	136.6	166.6	160.9
	741.4	801.7	896.5
Total	$2,349.0	$2,592.0	$3,022.6

The following table summarizes the various investment portfolios and assets under management (in billions) on which we earn advisory fees.

	Average during			As of December 31,
	2011	2012	2013	2012	2013
Sponsored U.S. mutual funds
Stock and blended asset	$217.6	$241.6	$299.1	$256.9	$341.7
Bond and money market	74.5	85.0	92.1	90.0	93.6
	292.1	326.6	391.2	346.9	435.3
Other investment portfolios
Stock and blended asset	149.6	158.0	179.3	164.2	195.3
Bond, money market, and stable value	55.4	64.8	63.3	65.7	61.8
	205.0	222.8	242.6	229.9	257.1
Total	$497.1	$549.4	$633.8	$576.8	$692.4

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for 6.5% of our assets under management at December 31, 2013.

The following table summarizes the other fees (in millions) earned from our sponsored U.S. mutual funds.

	2011	2012	2013
Administrative fees	$247.0	$258.3	$264.8
Distribution and servicing fees	$74.6	$96.1	$117.2

NOTE 3	– INVESTMENTS IN SPONSORED FUNDS.

Our investments (in millions) in sponsored funds accounted for as available-for-sale at December 31 include:

	Aggregate cost	Unrealized holding		Aggregate fair value
		gains	losses
2012
Stock and blended asset funds	$336.9	$178.9	$—	$515.8
Bond funds	570.9	53.4	—	624.3
Total	$907.8	$232.3	$—	$1,140.1

2013
Stock and blended asset funds	$354.7	$302.5	$—	$657.2
Bond funds	904.0	53.6	(2.9)	954.7
Total	$1,258.7	$356.1	$(2.9)	$1,611.9

The unrealized holding losses at December 31, 2013, are attributable to six fund holdings with an aggregate fair value of $155.9 million and are considered temporary.

Dividends, excluding capital gain distributions, earned on sponsored mutual fund investments totaled $10.6 million in 2011, $11.8 million in 2012, and $10.6 million in 2013.

NOTE 4 – SAVINGS BANK SUBSIDIARY.

On May 23, 2013, we entered into an agreement to sell 100% of the capital stock of our savings bank subsidiary to Jacob M. Safra for cash equal to the bank's net book value on the closing date plus $500,000. We completed the sale on December 5, 2013, for proceeds of $23.6 million. The total gain we recognized in non-operating investment income also included $1.0 million of net unrealized holding gains previously recognized on the saving bank's available-for-sale portfolio that were reclassified from accumulated other comprehensive income.

The net revenue (in millions) contributed by our savings bank subsidiary included the following:

	2011	2012	2013
Investment income from debt securities	$5.4	$4.1	$2.2
Interest expense on customer deposits	3.1	2.3	1.5
Net revenue	$2.3	$1.8	$.7

The following table summarizes the assets and liabilities (in millions) of our savings bank subsidiary in our consolidated balance sheet at December 31, 2012.

Cash and cash equivalents	$44.3
Debt securities	136.0
Other assets	.4
Total assets	$180.7

Accounts payable and accrued expenses	$.1
Income taxes payable	1.3
Customer deposits	154.7
Total liabilities	$156.1

The debt securities held by our savings bank subsidiary were marketable debt securities, including mortgage- and other asset-backed securities, which were accounted for as available-for-sale. The following table (in millions) details the components of these investments at December 31, 2012.

	Fair value	Unrealized holding gains (losses)
Investments with temporary impairment of
Less than 12 months	$6.4	$—
12 months or more	1.0	—
Total	7.4	—
Investments with unrealized holding gains	128.6	3.2
Total	$136.0	$3.2
Aggregate cost	$132.8

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

NOTE 5	– OTHER INVESTMENTS.

These investments (in millions) at December 31 include:

	2012	2013
Cost method investments
10% interest in Daiwa SB Investments Ltd. (Japan)	$12.7	$6.6
Other investments	46.5	53.5
Equity method investments
26% interest in UTI Asset Management Company Limited (India)	139.8	122.6
Sponsored fund investments	—	104.1
Other investments	9.4	4.8
Investments held as trading
Sponsored mutual fund investments	2.6	8.5
Securities held by consolidated sponsored investment portfolios	92.7	12.5
U.S. Treasury note	1.0	1.0
Total	$304.7	$313.6

During 2013, we deconsolidated certain sponsored investment portfolios, in which we provided initial seed capital at the time of its formation, as we no longer had a controlling financial interest. Accordingly, we deconsolidated the carrying value of the investments held as trading, which was $106.3 million at the deconsolidation dates, and are reporting our residual interest in these sponsored investment portfolios as an equity method investment. Since our consolidated investment portfolios were carried at fair value, we did not recognize any gain or loss in our consolidated statement of income upon deconsolidation. The impact of the deconsolidation on our consolidated balance sheet was immaterial.

At December 31, 2013, we had outstanding commitments to make additional contributions totaling $40.7 million to various investment partnerships. The vast majority of these additional contributions will be made to investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be called under certain circumstances.

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

These levels are not necessarily an indication of the risk or liquidity associated with our investments. There were no transfers between the levels in 2012 or 2013. The following table summarizes our investments (in millions) that are recognized in our consolidated balance sheets at year end using fair value measurements determined based on the differing levels of inputs.

	Level 1	Level 2
2012
Cash equivalents	$732.8
Investments in sponsored funds	1,140.1
Investments held as trading	18.1	$77.2
Debt securities held by savings bank subsidiary	—	136.0
Total	$1,891.0	$213.2

2013
Cash equivalents	$1,288.1
Investments in sponsored funds	1,611.9
Investments held as trading	21.0	$—
Total	$2,921.0	$—

Customer deposits at our savings bank subsidiary at December 31, 2012, were not measured at fair value in our consolidated balance sheet. At December 31, 2012, the estimated fair value of these deposits, based on discounting expected cash outflows at maturity dates that range up to five years using current interest rates offered for deposits with the same dates of maturity, was $157.8 million. This fair value was determined using Level 2 inputs.

NOTE 7	– PROPERTY AND EQUIPMENT.

Property and equipment (in millions) at December 31 consists of:

	2012	2013
Computer and communications software and equipment	$373.9	$430.4
Buildings and improvements	382.3	386.6
Leasehold improvements	100.6	93.2
Furniture and other equipment	115.0	131.1
Land	40.3	40.3
Leased land	2.7	2.7
	1,014.8	1,084.3
Less accumulated depreciation and amortization	453.8	511.4
Total	$561.0	$572.9

Compensation and related costs attributable to the development of computer software for internal use totaling $7.5 million in 2011, $14.9 million in 2012, and $15.5 million in 2013 have been capitalized.

We occupy certain office facilities and lease computer and other equipment under noncancelable operating leases. Related rental expense was $26.5 million in 2011, $28.3 million in 2012, and $31.5 million in 2013. Future minimum payments under these leases aggregate $31.7 million in 2014, $29.2 million in 2015, $27.7 million in 2016, $17.7 million in 2017, $8.0 million in 2018, and $10.1 million in later years. In January 2014, we renewed and extended our operating lease at our corporate headquarters in Baltimore, Maryland through 2027. This lease agreement increases our future minimum lease payments by an additional $133.0 million, the vast majority of which will be paid in and after 2018.

NOTE 8	– INCOME TAXES.

The provision for income taxes (in millions) consists of:

	2011	2012	2013
Current income taxes
U.S. federal	$375.8	$437.3	$523.3
Foreign	29.9	31.3	20.7
State and local	68.8	73.8	92.9
Deferred income taxes	2.9	9.1	15.8
Total	$477.4	$551.5	$652.7

Deferred income taxes and benefits arise from temporary differences between taxable income for financial statement and income tax return purposes. Deferred income taxes in 2011 include $13.9 million related to property and equipment offset by deferred tax benefits of $15.1 million related to the recognition of stock-based compensation expense. Deferred income taxes in 2012 include $14.2 million from the reversal of deferred tax assets related to other-than-temporary impairments previously recognized on sponsored fund investments that were sold in 2012 offset by deferred tax benefits of $5.2 million related to accrued compensation. Deferred income taxes in 2013 include $5.2 million from the reversal of the deferred tax assets related to accrued compensation that were established in 2012, $5.3 million related to property and equipment, and $4.3 million from the reversal of deferred tax assets related to other-than-temporary impairments previously recognized on sponsored fund investments that were sold in 2013.

The following table reconciles the statutory federal income tax rate to the effective income tax rate.

	2011	2012	2013
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes for current year, net of federal income tax benefits	3.5	3.5	3.7
Other items	(.3)	(.1)	(.3)
Effective income tax rate	38.2%	38.4%	38.4%

The net deferred tax asset (liability) (in millions) recognized in our consolidated balance sheets in other assets at December 31, 2012, and income taxes payable at December 31, 2013, includes the following:

	December 31,
	2012	2013
Deferred tax liabilities
Related to property and equipment	$(31.0)	$(36.3)
Recognized in other comprehensive income on net unrealized holding gains	(91.6)	(137.5)
Other	(14.1)	(19.4)
	(136.7)	(193.2)
Deferred tax assets
Related to stock-based compensation	134.5	136.7
Related to other-than-temporary impairments of investments in sponsored funds	34.9	30.4
Related to accrued compensation	8.1	2.9
Recognized in other comprehensive income on currency translation adjustment	6.7	15.0
Other	3.2	5.3
	187.4	190.3
Net deferred tax asset (liability)	$50.7	$(2.9)

A deferred tax liability for unremitted earnings of our foreign subsidiaries has not been recognized, as it is our intention to indefinitely reinvest these earnings outside the U.S. The unremitted earnings of these subsidiaries are estimated to be $270.8 million at December 31, 2013. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if any of the entities were sold or otherwise transferred, we would be subject to U.S. income taxes, less any foreign tax credits. Determination of the amount of the unrecognized deferred tax liability related to these earnings is not practicable.

Other assets includes tax refund receivables of $45.0 million at December 31, 2012, and $1.2 million at December 31, 2013.

Cash outflows from operating activities include net income taxes paid of $430.1 million in 2011, $514.9 million in 2012, and $532.9 million in 2013.

Additional income tax benefits of $36.3 million in 2011, $60.9 million in 2012, and $45.9 million in 2013 arising from stock-based compensation plans activity reduced the amount of income taxes that would have otherwise been payable.

The following table summarizes the changes in our unrecognized tax benefits (in millions).

	2011	2012	2013
Balance at beginning of year	$3.8	$4.7	$4.9
Changes in tax positions related to
Current year	.9	.9	.7
Prior years	.4	.2	—
Expired statute of limitations	(.4)	(.9)	(.8)
Balance at end of year	$4.7	$4.9	$4.8

If recognized, these tax benefits would affect our effective tax rate; however, we do not expect that unrecognized tax benefits for tax positions taken with respect to 2013 and prior years will significantly change in 2014. The U.S. has concluded examinations related to federal tax obligations through the year 2009. Net interest recognized in our consolidated balance sheets was a $6.3 million receivable at December 31, 2012, and a $1.0 million payable at December 31, 2013. Our accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as part of our provision for income taxes. Interest recognized as part of our provision for income taxes was not material.

NOTE 9	– STOCKHOLDERS' EQUITY.

SHARE REPURCHASES.

The Board of Directors has authorized the future repurchase of up to 11,213,467 common shares as of December 31, 2013.

DIVIDENDS.

Regular cash dividends declared per share were $1.24 in 2011, $1.36 in 2012, and $1.52 in 2013. In December 2012, the Board of Directors also declared a special dividend of $1.00 per share that was paid on December 28, 2012.

RESTRICTED CAPITAL.

Our consolidated stockholders' equity at December 31, 2013, includes about $79 million that is restricted as to use by various regulations and agreements arising in the ordinary course of our business.

NOTE 10	– STOCK-BASED COMPENSATION.

SHARES AUTHORIZED FOR STOCK-BASED COMPENSATION PROGRAMS.

At December 31, 2013, 47,890,905 shares of unissued common stock were authorized for issuance under our stock-based compensation plans. Additionally, 3,412,508 shares are authorized for issuance under a plan whereby substantially all employees may acquire common stock through payroll deductions at prevailing market prices.

STOCK OPTIONS.

The following table summarizes the status of and changes in our stock option grants during 2013.

	Options	Weighted- average exercise price	Weighted-average remaining contractual term in years
Outstanding at December 31, 2012	34,622,435	$48.82
Semiannual grants	3,559,375	$71.73
New hire and reload grants	22,714	$75.63
Non-employee director grants	8,400	$74.77
Exercised	(5,773,052)	$43.65
Forfeited	(859,874)	$55.79
Expired	(5,040)	$73.19
Outstanding at December 31, 2013	31,574,958	$52.18	5.9
Exercisable at December 31, 2013	19,269,276	$47.48	4.7

Compensation and related costs includes a charge for stock option-based compensation expense of $79.5 million in 2011, $74.5 million in 2012, and $64.2 million in 2013.

The total intrinsic value of options exercised was $123.5 million in 2011, $239.6 million in 2012, and $182.6 million in 2013. At December 31, 2013, the aggregate intrinsic value of in-the-money options outstanding was $997.5 million, including $699.3 million related to options exercisable.

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of and changes in our nonvested restricted shares and restricted stock units during 2013.

	Restricted shares	Restricted stock units	Weighted- average fair value
Nonvested at December 31, 2012	1,161,164	597,042	$59.13
Granted to employees and non-employee directors - time based	1,101,556	398,448	$71.86
Granted to employees - performance based	24,000	62,250	$71.70
Vested (value at vest date was $40.5 million)	(328,048)	(183,722)	$55.35
Forfeited	(81,586)	(50,425)	$61.38
Nonvested at December 31, 2013	1,877,086	823,593	$67.21

The nonvested at December 31, 2013 includes 43,200 performance-based restricted shares and 118,950 performance-based restricted stock units. These nonvested performance-based restricted shares and units include 19,200 shares and 56,700 units for which the performance period has lapsed and the performance threshold has been met.

Compensation and related costs includes expenses for restricted shares and restricted stock units of $19.2 million in 2011, $29.6 million in 2012, and $50.4 million in 2013.

At December 31, 2013, non-employee directors held 35,470 vested stock units that will convert to common shares upon their separation from the Board.

FUTURE STOCK–BASED COMPENSATION EXPENSE.

The following table presents the compensation expense (in millions) to be recognized over the remaining vesting periods of the stock-based compensation awards outstanding at December 31, 2013. Estimated future compensation expense will change to reflect future option grants, including future awards of unrestricted shares, restricted shares, and restricted stock units; changes in estimated forfeitures; changes in the probability of performance thresholds being met; and adjustments for actual forfeitures.

First quarter 2014	$27.6
Second quarter 2014	27.4
Third quarter 2014	27.5
Fourth quarter 2014	23.5
Total 2014	106.0
2015 through 2018	110.5
Total	$216.5

NOTE 11	– EARNINGS PER SHARE CALCULATIONS.

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

	2011	2012	2013
Net income	$773.2	$883.6	$1,047.7
Less: net income allocated to outstanding restricted share and stock unit holders	(3.5)	(5.5)	(9.3)
Net income allocated to common stockholders	$769.7	$878.1	$1,038.4

Weighted-average common shares
Outstanding	255.6	253.4	258.3
Outstanding assuming dilution	263.3	261.0	266.3

The following table shows the weighted-average outstanding stock options (in millions) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive.

	2011	2012	2013
Weighted-average outstanding stock options excluded	7.2	5.4	3.1

NOTE 12	– OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME.

The following table presents the deferred tax benefits (income taxes) impact of the components (in millions) of other comprehensive income.

	2011	2012	2013
Net deferred tax benefits (income taxes) on
Net unrealized holding gains or losses	$16.1	$(39.7)	$(57.8)
Reclassification adjustment related to capital gain distributions	2.1	1.8	6.0
Reclassification adjustment on net gains or losses realized on dispositions in non-operating investment income	—	13.6	5.3
Reclassification adjustment for net unrealized holding gains derecognized upon the sale of savings bank subsidiary	—	—	.6
Net deferred tax benefits (income taxes) on net unrealized holding gains or losses recognized in other comprehensive income	18.2	(24.3)	(45.9)
Deferred tax benefits on currency translation adjustments	5.0	3.7	8.3
Total deferred tax benefits (income taxes)	$23.2	$(20.6)	$(37.6)

The changes in accumulated other comprehensive income (in millions), by component, for each year ended December 31 are presented below.

	2010	Other comprehensive loss, net of tax	2011	Other comprehensive income, net of tax	2012	Other comprehensive income, net of tax	2013
Net unrealized holding gains on
Investments in sponsored funds	$217.7	$(45.5)	$172.2	$60.1	$232.3	$120.9	$353.2
Debt securities held by savings bank subsidiary	3.3	(.2)	3.1	.1	3.2	(3.2)	—
Proportionate share of investments held by UTI	—	.4	.4	.2	.6	—	.6
	221.0	(45.3)	175.7	60.4	236.1	117.7	353.8
Deferred income taxes	(85.5)	18.2	(67.3)	(24.3)	(91.6)	(45.9)	(137.5)
Net unrealized holding gains, net of taxes	135.5	(27.1)	108.4	36.1	144.5	71.8	216.3
Currency translation adjustment, net of taxes	3.6	(9.2)	(5.6)	(7.0)	(12.6)	(15.4)	(28.0)
Accumulated other comprehensive income	$139.1	$(36.3)	$102.8	$29.1	$131.9	$56.4	$188.3

Other comprehensive income, net of tax, attributable to the net unrealized holding gains on our sponsored fund investments reflects net gains of $5.3 million in 2011, $39.8 million in 2012 and $28.8 million in 2013 that were reclassified to non-operating investment income upon the receipt of capital gain distributions as well as upon the sale of individual securities in 2012 and 2013. The income taxes related to these reclassifications were $2.1 million in 2011, $15.4 million in 2012 and $11.3 million in 2013 and were reclassified from accumulated other comprehensive income into our provision for income taxes. In 2013, following the sale of our savings bank subsidiary, we derecognized and reclassified $1.0 million in unrealized holding gains, including deferred taxes of $.6 million, related to the bank's debt security portfolio to non-operating investment income.

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

RETIREMENT PLANS.

Compensation and related costs includes expense recognized for our defined contribution retirement plans of $54.5 million in 2011, $58.2 million in 2012, and $61.8 million in 2013.

NOTE 14	– SUPPLEMENTARY QUARTERLY FINANCIAL DATA (Unaudited).

	Net revenues	Net income	Basic earnings on common stock	Diluted earnings on common stock
	(in millions)		(per-share)
2012
1st quarter	$728.7	$197.5	$.78	$.75
2nd quarter	$736.8	$206.8	$.81	$.79
3rd quarter	$769.7	$247.3	$.97	$.94
4th quarter	$787.3	$232.0	$.90	$.88

2013
1st quarter	$815.7	$241.9	$.93	$.91
2nd quarter	$854.3	$247.8	$.95	$.92
3rd quarter	$884.4	$270.3	$1.03	$1.00
4th quarter	$929.8	$287.7	$1.10	$1.06

The sums of quarterly earnings per share do not equal annual earnings per share because the computations are done independently.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:

We have audited the accompanying consolidated balance sheets of T. Rowe Price Group, Inc. and subsidiaries (“the Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 4, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland
February 4, 2014

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9A.  Controls and Procedures.
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of December 31, 2013, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including our Form 10-K annual report, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the fourth quarter of 2013, and has concluded that there was no change during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on our internal control over financial reporting and the attestation report of KPMG LLP follow after Item 9B.
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

Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2013, in relation to criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, we believe that the company’s internal control over financial reporting was effective as of December 31, 2013.

KPMG LLP, an independent registered public accounting firm, has audited our financial statements that are included in this annual report and expressed an unqualified opinion thereon. KPMG has also expressed an unqualified opinion on the effective operation of our internal control over financial reporting as of December 31, 2013.

 February 4, 2014

/s/ James A.C. Kennedy
Chief Executive Officer and President

/s/ Kenneth V. Moreland
Vice President, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:

We have audited T. Rowe Price Group, Inc. and subsidiaries’ (“the Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, T. Rowe Price Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 4, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baltimore, Maryland
February 4, 2014

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item as to the identification of our executive officers is furnished in a separate item at the end of Part I of this Report. Other information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2014 Annual Meeting of our stockholders.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accountant Fees and Services.

Information required by these items are incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2014 Annual Meeting of our stockholders.

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

10.01.2
Representative Investment Management Agreement for the T. Rowe Price mutual funds that pay an individual management fee. (Incorporated by reference from Form 485APOS filed on August 11, 2010; File No. 033-29697.)

10.01.3
Representative Investment Management Agreement for the T. Rowe Price mutual funds that pay an all-inclusive fee (i.e., a single fee that covers investment management and ordinary recurring operating expenses). (Incorporated by reference from Form 485APOS filed on March 15, 2007; File No. 033-29697.)

10.02
Representative Underwriting Agreement between a T. Rowe Price mutual fund and T. Rowe Price Investment Services, Inc. (Incorporated by reference from Form N-1A/A filed on August 29, 2006; File No. 333-136805.)

10.03
Transfer Agency and Service Agreement as of January 1, 2013, between T. Rowe Price Services, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 26, 2013; File No. 033-38791.)

10.04
Agreement as of January 1, 2013, between T. Rowe Price Retirement Plan Services, Inc. and certain of the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 26, 2013; File No. 033-38791.)

10.05
Fund Accounting Services Agreement as of January 1, 2013, between T. Rowe Price Associates, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 26, 2013; File No. 033-38791.)

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

10.08.1	Amended and Restated 2007 Non-Employee Director Equity Plan. (Incorporated by reference from Form10-K for 2012 filed on February 4, 2013; File No. 000-32191.)

10.10	T. Rowe Price Group, Inc. Outside Directors Deferred Compensation Plan. (Incorporated by reference from Form 10-K for 2004 filed on March 1, 2005; File No. 033-07012-99.)

10.13.1	2001 Stock Incentive Plan. (Incorporated by reference from Form DEFR 14A filed on February 26, 2001; File No. 033-07012-99.)

10.13.2	First Amendment to 2001 Stock Incentive Plan dated April 8, 2004. (Incorporated by reference from Form DEF 14A filed on February 27, 2004; File No. 033-07012-99.)

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

10.16	Annual Incentive Compensation Pool. (Incorporated by reference from Form DEF 14A filed on March 3, 2003; File No. 033-07012-99.)

10.17	Policy for Recoupment of Incentive Compensation. (Incorporated by reference from Form 8-K Current Report as of April 14, 2010 filed on April 16, 2010; File No. 033-07012-99.)

10.18.1	2012 Long-term Incentive Plan. (Incorporated by reference from Form 10-K for 2012 filed on February 4, 2013; File No. 000-32191.)

10.18.2
Forms of agreement for restricted stock awards issued under the 2012 Long-term Incentive Plan. (Incorporated by reference from Form 10-Q Report for the quarterly period ended June 30, 2012 filed on July 25, 2012; File No. 000-32191.)

10.18.3
Forms of agreement for restricted stock units issued under the 2012 Long-term Incentive Plan. (Incorporated by reference from Form 10-Q Report for the quarterly period ended June 30, 2012 filed on July 25, 2012; File No. 000-32191.)

10.18.4
Forms of agreement of stock options issued under the 2012 Long-term Incentive Plan. (Incorporated by reference from Form 10-Q Report for the quarterly period ended June 30, 2012 filed on July 25, 2012; File No. 000-32191.)

10.18.5
HM Revenue and Customs Approved Sub-Plan for UK Employees under the 2012 Long-Term Incentive Plan. (Incorporated by reference from Form 10-Q for the quarterly period ended March 31, 2013 filed on April 24, 2013; File No. 033-07012-99.)

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

101.INS XBRL Instance Document (File name: trow-20131231.xml)

101.SCH XBRL Taxonomy Extension Schema Document (File name: trow-20131231.xsd)

101.CAL XBRL Taxonomy Calculation Linkbase Document (File name: trow-20131231_cal.xml)

101.DEF XBRL Taxonomy Definition Linkbase Document (File name: trow-20131231_def.xml)

101.LAB XBRL Taxonomy Label Linkbase Document (File name: trow-20131231_lab.xml)

101.PRE XBRL Taxonomy Presentation Linkbase Document (File name: trow-20131231_pre.xml)

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 4, 2014.

T. Rowe Price Group, Inc.
By: /s/ James A.C. Kennedy, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 4, 2014.

/s/ Brian C. Rogers, Chairman of the Board of Directors

/s/ Edward C. Bernard, Vice Chairman of the Board of Directors

/s/ James A.C. Kennedy, Chief Executive Officer and President, Director

/s/ Mark S. Bartlett, Director

/s/ James T. Brady, Director

/s/ Mary K. Bush, Director

/s/ Donald B. Hebb, Jr., Director

/s/ Freeman A. Hrabowski III, Director

/s/ Robert F. MacLellan, Director

/s/ Alfred Sommer, Director

/s/ Olympia J. Snowe, Director

/s/ Dwight S. Taylor, Director

/s/ Anne Marie Whittemore, Director

/s/ Kenneth V. Moreland, Vice President, Chief Financial Officer and Treasurer

/s/ Jessica M. Hiebler, Vice President and Principal Accounting Officer