Form 10-Q
period 2014-03-31
PRICE T ROWE GROUP INC
filed 2014-04-24
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
Commission File Number: 000-32191
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
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, April 22, 2014, is 262,733,775.
The exhibit index is at Item 6 on page 21.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2013	3/31/2014
ASSETS
Cash and cash equivalents	$1,398.0	$1,739.3
Accounts receivable and accrued revenue	398.8	419.7
Investments in sponsored funds	1,611.9	1,635.2
Other investments	313.6	349.0
Property and equipment	572.9	571.8
Goodwill	665.7	665.7
Other assets	72.2	82.2
Total assets	$5,033.1	$5,462.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$103.9	$119.4
Accrued compensation and related costs	72.4	133.1
Income taxes payable	38.7	173.2
Total liabilities	215.0	425.7

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, undesignated, $.20 par value – authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value - authorized 750,000,000; issued 262,073,000 shares in 2013 and 262,839,000 in 2014	52.4	52.6
Additional capital in excess of par value	894.6	929.5
Retained earnings	3,682.8	3,871.1
Accumulated other comprehensive income	188.3	184.0
Total stockholders’ equity	4,818.1	5,037.2
Total liabilities and stockholders’ equity	$5,033.1	$5,462.9

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended
	3/31/2013	3/31/2014
Revenues
Investment advisory fees	$702.9	$826.4
Administrative fees	86.3	94.5
Distribution and servicing fees	26.2	33.7
Net revenue of savings bank subsidiary	.3	—
Net revenues	815.7	954.6

Operating expenses
Compensation and related costs	279.1	318.9
Advertising and promotion	25.1	22.6
Distribution and servicing costs	26.2	33.7
Depreciation and amortization of property and equipment	21.5	27.1
Occupancy and facility costs	33.0	35.4
Other operating expenses	58.2	67.8
Total operating expenses	443.1	505.5

Net operating income	372.6	449.1

Non-operating investment income	18.3	42.1

Income before income taxes	390.9	491.2
Provision for income taxes	149.0	186.9
Net income	$241.9	$304.3

Earnings per share on common stock
Basic	$.93	$1.16
Diluted	$.91	$1.12

Dividends declared per share	$.38	$.44

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three months ended
	3/31/2013	3/31/2014
Net income	$241.9	$304.3
Other comprehensive income (loss)
Net unrealized holding gains on available-for-sale investments	34.3	22.4
Reclassification adjustments related to net gains realized on dispositions recognized in non-operating investment income, determined using average cost	(11.4)	(32.0)
Total net unrealized holding gains (losses) recognized in other comprehensive income	22.9	(9.6)
Currency translation adjustments	(5.2)	2.5
Other comprehensive income (loss) before income taxes	17.7	(7.1)
Deferred tax benefit (income taxes)	(7.6)	2.8
Total other comprehensive income (loss)	10.1	(4.3)
Total comprehensive income	$252.0	$300.0

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three months ended
	3/31/2013	3/31/2014
Cash flows from operating activities
Net income	$241.9	$304.3
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	21.5	27.1
Stock-based compensation expense	23.7	29.2
Realized gains on dispositions of sponsored funds	(11.4)	(32.0)
Net gains recognized on other investments	(4.5)	(6.3)
Net change in trading securities held by consolidated sponsored investment portfolios	—	(25.1)
Other changes in assets and liabilities	188.2	189.9
Net cash provided by operating activities	459.4	487.1

Cash flows from investing activities
Investments in sponsored funds	(33.9)	(98.9)
Dispositions of sponsored funds	23.9	97.9
Investments in debt securities held by savings bank subsidiary	(10.3)	—
Proceeds from debt securities held by savings bank subsidiary	11.6	—
Additions to property and equipment	(22.8)	(25.4)
Other investing activity	(.1)	(3.4)
Net cash used in investing activities	(31.6)	(29.8)

Cash flows from financing activities
Repurchases of common stock	—	(31.3)
Common share issuances under stock-based compensation plans	70.2	22.2
Excess tax benefits from stock-based compensation plans	12.7	8.9
Dividends	(98.7)	(115.8)
Change in savings bank subsidiary deposits	(5.2)	—
Net cash used in financing activities	(21.0)	(116.0)

Cash and cash equivalents
Net change during period	406.8	341.3
At beginning of year	879.1	1,398.0
At end of period	$1,285.9	$1,739.3

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
Balances at December 31, 2013	262,073	$52.4	$894.6	$3,682.8	$188.3	$4,818.1
Net income				304.3		304.3
Other comprehensive loss, net of tax					(4.3)	(4.3)
Dividends				(115.8)		(115.8)
Common stock-based compensation plans activity
Shares issued upon option exercises	883.2		28.0			28.2
Restricted shares issued, net of shares withheld for taxes	371.1		(.2)			(.1)
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	1	—	—			—
Forfeiture of restricted awards	(89)	—	—			—
Net tax benefits			8.9			8.9
Stock-based compensation expense			29.2			29.2
Restricted stock units issued as dividend equivalents			.2	(.2)		—
Common shares repurchased	(400)	(.1)	(31.2)	—		(31.3)
Balances at March 31, 2014	262,839	$52.6	$929.5	$3,871.1	$184.0	$5,037.2

The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	– THE COMPANY AND BASIS OF PREPARATION.

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

The unaudited interim financial information contained in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2013 Annual Report.

NOTE 2	– INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Accounts receivable from our sponsored mutual funds for advisory fees and advisory-related administrative services aggregate $221.9 million at December 31, 2013, and $235.4 million at March 31, 2014.

Revenues (in millions) from advisory services provided under agreements with our sponsored mutual funds and other investment clients include:

	Three months ended
	3/31/2013	3/31/2014
Sponsored U.S. mutual funds
Stock and blended asset	$398.9	$497.3
Bond and money market	91.7	93.5
	490.6	590.8
Other investment portfolios
Stock and blended asset	171.1	196.9
Bond, money market, and stable value	41.2	38.7
	212.3	235.6
Total	$702.9	$826.4

The following table summarizes the investment portfolios and assets under management (in billions) on which we earn advisory fees.

	Average during
	the first quarter of		As of
	2013	2014	12/31/2013	3/31/2014
Sponsored U.S. mutual funds
Stock and blended asset	$273.4	$346.1	$341.7	$351.9
Bond and money market	91.4	96.6	93.6	98.5
	364.8	442.7	435.3	450.4
Other investment portfolios
Stock and blended asset	171.0	196.4	195.3	198.1
Bond, money market, and stable value	65.2	62.1	61.8	62.9
	236.2	258.5	257.1	261.0
Total	$601.0	$701.2	$692.4	$711.4

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for 6.5% of our assets under management at March 31, 2014.

The following table summarizes the other fees (in millions) earned from our sponsored U.S. mutual funds.

	Three months ended
	3/31/2013	3/31/2014
Administrative fees	$67.8	$74.9
Distribution and servicing fees	$26.2	$33.7

NOTE 3	– INVESTMENTS IN SPONSORED FUNDS - AVAILABLE-FOR-SALE.

We make investments in our sponsored funds for general corporate investment purposes or to provide seed capital for newly formed funds. These sponsored funds (in millions) are voting interest entities and include:

	Aggregate cost	Unrealized holding		Aggregate fair value
		gains	losses
December 31, 2013
Stock and blended asset funds	$354.7	$302.5	$—	$657.2
Bond funds	904.0	53.6	(2.9)	954.7
Total	$1,258.7	$356.1	$(2.9)	$1,611.9

March 31, 2014
Stock and blended asset funds	$387.6	$284.6	$—	$672.2
Bond funds	904.1	60.6	(1.7)	963.0
Total	$1,291.7	$345.2	$(1.7)	$1,635.2

The unrealized holding losses are attributable to six fund holdings with an aggregate fair value of $155.9 million at December 31, 2013, and four fund holdings with an aggregate fair value of $108.1 million at March 31, 2014. These unrealized losses are considered temporary.

NOTE 4	– OTHER INVESTMENTS.

These investments (in millions) include:

	12/31/2013	3/31/2014
Cost method investments
10% interest in Daiwa SB Investments Ltd. (Japan)	$6.6	$6.6
Other investments	53.5	56.3
Equity method investments
26% interest in UTI Asset Management Company Limited (India)	122.6	127.1
Sponsored fund investments	104.1	105.2
Other investments	4.8	5.2
Investments held as trading
Sponsored fund investments	8.5	8.6
Securities held by consolidated sponsored investment portfolios	12.5	39.0
U.S. Treasury note	1.0	1.0
Total	$313.6	$349.0

The securities held by consolidated sponsored investment portfolios relate to investment portfolios in which we provided initial seed capital at the time of its formation. We have determined at December 31, 2013 and March 31, 2014, that these investment portfolios are voting interest entities and, as a result, have consolidated those sponsored portfolios in which we own a majority of the voting interest.

NOTE 5	– FAIR VALUE MEASUREMENTS.

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

These levels are not necessarily an indication of the risk or liquidity associated with our investments. There have been no transfers between the levels. The following table summarizes our investments (in millions) that are recognized in our condensed consolidated balance sheets using fair value measurements determined based on the differing levels of inputs.

	Level 1	Level 2
December 31, 2013
Cash equivalents	$1,288.1	$—
Investments in sponsored funds - available-for-sale	1,611.9	—
Investments held as trading	21.0	—
Total	$2,921.0	$—

March 31, 2014
Cash equivalents	$1,579.4	$—
Investments in sponsored funds - available-for-sale	1,635.2	—
Investments held as trading	22.5	25.1
Total	$3,237.1	$25.1

NOTE 6	– STOCK-BASED COMPENSATION.

STOCK OPTIONS.

The following table summarizes the status of and changes in our stock option grants during the first quarter of 2014.

	Options	Weighted- average exercise price
Outstanding at beginning of year	31,574,958	$52.18
Semiannual grants	1,740,900	$79.89
New hire grants	5,500	$82.56
Exercised	(1,148,134)	$43.39
Forfeited	(286,320)	$59.46
Expired	(696)	$49.77
Outstanding at end of period	31,886,208	$53.95
Exercisable at end of period	18,122,661	$47.74

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of and changes in our nonvested restricted shares and restricted stock units during the first quarter of 2014.

	Restricted shares	Restricted stock units	Weighted-average fair value
Nonvested at December 31, 2013	1,877,086	823,593	$67.21
Granted to employees and non-employee directors - time-based	365,751	177,179	$79.91
Granted to employees - performance-based	6,000	34,725	$79.89
Vested	(1,087)	(5,283)	$69.01
Forfeited	(89,203)	(5,245)	$70.05
Nonvested at March 31, 2014	2,158,547	1,024,969	$69.45

The nonvested at March 31, 2014 includes 49,200 performance-based restricted shares and 153,675 performance-based restricted stock units. These performance-based restricted shares and units include 31,200 restricted shares and 90,750 restricted stock units for which the performance period has lapsed and the performance threshold has been met.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense (in millions) to be recognized over the remaining vesting periods of the stock-based awards outstanding at March 31, 2014. Estimated future compensation expense will change to reflect future option grants; future awards of unrestricted shares, restricted shares, and restricted stock units; changes in estimated forfeitures; changes in the probability of performance thresholds being met; and adjustments for actual forfeitures.

Second quarter 2014	$33.3
Third quarter 2014	33.4
Fourth quarter 2014	29.4
2015	82.4
2016 through 2019	80.4
Total	$258.9

NOTE 7	– EARNINGS PER SHARE CALCULATIONS.

The following table presents the reconciliation (in millions) of our net income to net income allocated to our common stockholders and the weighted-average shares (in millions) that are used in calculating the basic and diluted earnings per share on our common stock. Weighted-average common shares outstanding assuming dilution reflects the potential dilution, determined using the treasury stock method, that could occur if outstanding stock options were exercised and non-participating stock awards vested.

	Three months ended
	3/31/2013	3/31/2014
Net income	$241.9	$304.3
Less: net income allocated to outstanding restricted stock and stock unit holders	(1.8)	(3.2)
Net income allocated to common stockholders	$240.1	$301.1

Weighted-average common shares
Outstanding	256.9	260.4
Outstanding assuming dilution	264.9	268.6

The following table shows the weighted-average outstanding stock options (in millions) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive.

	Three months ended
	3/31/2013	3/31/2014
Weighted-average outstanding stock options excluded	3.6	3.3

NOTE 8 - OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME.

The following table presents the impact of the components (in millions) of other comprehensive income (loss) on deferred tax benefit (income tax).

	Three months ended
	3/31/2013	3/31/2014
Deferred tax benefit (income taxes) on:
Net unrealized holding gains	$(13.8)	$(8.7)
Reclassification adjustment recognized in the provision for income taxes related to net gains realized on dispositions	4.4	12.4
Deferred tax benefit (income taxes) on net unrealized holding gains or losses	(9.4)	3.7
Deferred tax benefit (income taxes) on currency translation adjustments	1.8	(.9)
Total net deferred tax benefit (income taxes)	$(7.6)	$2.8

The changes (in millions) in each component of accumulated other comprehensive income, including reclassification adjustments for the first quarter of 2014 are presented in the table below.

	Net unrealized holding gains
	Investments in sponsored funds	Equity share of UTI’s net unrealized holding gains	Total net unrealized holding gains	Currency translation adjustments	Total
Balances at December 31, 2013	$215.9	$.4	$216.3	$(28.0)	$188.3
Other comprehensive income before reclassifications and income taxes	22.3	.1	22.4	2.5	24.9
Reclassification adjustments related to net gains realized on dispositions recognized in non-operating investment income, determined using average cost	(32.0)	—	(32.0)	—	(32.0)
	(9.7)	.1	(9.6)	2.5	(7.1)
Deferred tax benefit (income taxes)	3.8	(.1)	3.7	(.9)	2.8
Other comprehensive income (loss)	(5.9)	—	(5.9)	1.6	(4.3)
Balances at March 31, 2014	$210.0	$.4	$210.4	$(26.4)	$184.0

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:

We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries (“the Company”) as of March 31, 2014, the related condensed consolidated statements of income, comprehensive income and cash flows for the three month periods ended March 31, 2014 and 2013, and the related condensed consolidated statement of stockholders’ equity for the three-month period ended March 31, 2014. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 4, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Baltimore, Maryland
April 24, 2014

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our U.S. sponsored mutual funds and other investment portfolios. The other investment portfolios include separately managed accounts, subadvised funds, and other sponsored investment portfolios including collective investment trusts, target-date retirement trusts, Luxembourg-based funds offered to investors outside the U.S., and portfolios offered through variable annuity life insurance plans. Investment advisory clients domiciled outside the U.S. account for 6.5% of our assets under management at March 31, 2014.

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

We remain debt-free with substantial liquidity and resources that allow us to take advantage of attractive growth opportunities, invest in key capabilities, including investment professionals, technologies, and new fund offerings; and, most importantly, provide our clients with strong investment management expertise and service both now and in the future. In the coming quarters, we expect to increase funding for long-term initiatives to sustain and deepen our investment talent, expand our capabilities through enhanced technology, and broaden our distribution reach globally, including into Italy and Germany.

BACKGROUND.

Most major U.S. equity indexes advanced in the first quarter of 2014 despite market declines in January and March. The market tumbled in January as the Federal Reserve started to taper its monthly purchases of Treasuries and agency mortgage-backed securities, and as emerging markets equities and currencies declined in anticipation of reduced global liquidity. Stocks rebounded strongly in February, however, amid stabilization in emerging markets and mostly favorable U.S. corporate earnings. Equities struggled somewhat in March due to Russia’s controversial annexation of Ukraine’s Crimean peninsula and retaliatory sanctions from the U.S. and the European Union. Concerns that the Federal Reserve might consider raising short-term interest rates sooner than previously expected also weighed on equities in March.

Developed non-U.S. stock markets generated positive returns but lagged U.S. shares during the quarter. Equities in Europe outperformed Asian stocks. Emerging markets equities in aggregate fell slightly against a backdrop of slowing growth in various economies, especially those that raised interest rates to defend their currencies and contain inflation, and geopolitical tensions related to Ukraine.

Returns of several major equity market indexes for the first quarter of 2014 are as follows:

Three months ended
Index	3/31/2014
S&P 500 Index	1.8%
NASDAQ Composite Index (1)	0.5%
Russell 2000 Index	1.1%
MSCI EAFE (Europe, Australasia, and Far East) Index	0.8%
MSCI Emerging Markets Index	-0.4%
 (1) returns exclude dividends

Overall, global bond returns were positive in the first quarter of 2014. In the U.S., high yield bonds generally outperformed investment-grade issues as investors continued to favor securities with a yield advantage. Among high-quality bond segments, long-term Treasuries fared best as yields declined from the two-and-a-half-year highs reached at the end of 2013, despite the Fed’s measured tapering of asset purchases. The 10-year Treasury yield fell from 3.0% at the end of 2013 to 2.7% at the end of March 2014. Municipal bonds also enjoyed a strong quarter amid falling rates, limited issuance, and modest demand.

Government bonds in developed non-U.S. markets produced good returns in dollar terms. Emerging markets debt outperformed developed-market issues, with dollar-denominated debt outperforming bonds denominated in local currencies.

Returns for several major bond market indexes for the first quarter of 2014 are as follows:

Three months ended
Index	3/31/2014
Barclays U.S. Aggregate Index	1.8%
Credit Suisse High Yield Index	3.1%
Barclays Municipal Bond Index	3.3%
Barclays Global Aggregate Ex-U.S. Dollar Bond Index	2.8%
JPMorgan Emerging Markets Index Plus	3.5%

ASSETS UNDER MANAGEMENT.

Assets under management (in billions) as of December 31, 2013 and March 31, 2014, are presented by investment portfolio and investment objective in the following table.

	As of
	12/31/2013	3/31/2014
Sponsored U.S. mutual funds	$435.3	$450.4
Other investment portfolios	257.1	261.0
Total	$692.4	$711.4

	As of
	12/31/2013	3/31/2014
Stock and blended asset portfolios	$537.0	$550.0
Fixed income portfolios	155.4	161.4
Total	$692.4	$711.4

The following table details the changes in our assets under management (in billions) during the first quarter of 2014.

Quarter ended 3/31/2014
Assets under management at beginning of period	$692.4
Net cash flows
Sponsored U.S. mutual funds	8.4
Other investment portfolios	0.4
8.8
Market valuation changes and income	10.2
Change during the period	19.0
Assets under management at end of period	$711.4

Total cash inflows for the first quarter of 2014 include $6.0 billion in net cash inflows sourced from our target-date retirement portfolios. The target-date retirement portfolios in turn invest in a broadly diversified portfolio of other Price funds or Price trust funds, and automatically rebalance to maintain their specific asset allocation weightings. Assets under management in these retirement portfolios at March 31, 2014, totaled $129.6 billion, including $111.6 billion in target-date retirement funds and $18.0 billion in target-date retirement trusts.

We incur significant expenditures to attract new investment advisory clients and additional investments from our existing clients. These efforts involve costs that generally precede any future revenues that we might recognize from additions to our assets under management.

RESULTS OF OPERATIONS.

First quarter of 2014 versus first quarter of 2013.

	Three months ended
	3/31/2014	3/31/2013	Dollar Change	Percent Change
(in millions, except per-share data)
Investment advisory fees	$826.4	$702.9	$123.5	17.6%
Net revenues	$954.6	$815.7	$138.9	17.0%
Operating expenses	$505.5	$443.1	$62.4	14.1%
Net operating income	$449.1	$372.6	$76.5	20.5%
Non-operating investment income	$42.1	$18.3	$23.8	130.1%
Net income	$304.3	$241.9	$62.4	25.8%

Diluted earnings per share	$1.12	$.91	$.21	23.1%

Investment advisory revenues in the first quarter of 2014 are up over the comparable 2013 quarter as average assets under our management increased $100.2 billion to $701.2 billion. In addition, the average annualized effective fee rate earned on our assets under management during the first quarter of 2014 increased to 47.8 basis points from the 47.4 basis points earned during the first quarter of 2013, due primarily to asset growth in higher than average fee rate strategies. Our annualized effective fee rate earned in the first quarter of 2014 is virtually unchanged from the 47.7 basis points earned for the 2013 year. We voluntarily waived $14.3 million in money market related fees, including advisory fees and fund expenses, in the first quarter of 2014, in order to maintain a positive yield for fund investors. The fee waivers in the first quarter of 2014 were up $3.3 million from the comparable 2013 quarter and represent about 2% of total investment advisory revenues earned during the first quarter of 2014. Fees were waived from each of our money market mutual funds and trusts, which have combined net assets of $16.8 billion at March 31, 2014. We expect that these fee waivers will continue for the remainder of 2014.

Greater average assets under management and the higher annualized fee rate have increased our investment advisory revenues and helped lift our operating margin in the first quarter of 2014 to 47.0% compared to 45.7% in the 2013 period. Non-operating investment income in the first quarter of 2014 includes realized gains of $32.0 million, or $.07 per share after income taxes, from the sale of certain of our sponsored fund holdings to provide additional seed capital to other sponsored funds in support of our distribution efforts outside the United States.

Net revenues

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the U.S. were $590.8 million, an increase of $100.2 million, or 20.4%, on higher average assets under management. Average mutual fund assets under management in the first quarter of 2014 were $442.7 billion, an increase of 21.4% from the average in the first quarter of 2013.

Mutual fund assets increased $15.1 billion during the first quarter of 2014, and ended the quarter at $450.4 billion. Investors added net inflows of $8.4 billion, including $5.3 billion into our stock and blended asset funds, $2.7 billion into our bond funds, and $.4 billion into our money market funds. These cash flow amounts for the first quarter of 2014 include $4.4 billion that originated in our target-date retirement funds. Market appreciation and income added $6.7 billion to mutual fund assets during the first quarter of 2014.

Investment advisory revenues earned in the first quarter of 2014 on our other investment portfolios were $235.6 million, an increase of $23.3 million from the comparable 2013 quarter. Average assets under management were $258.5 billion, an increase of $22.3 billion, or 9.4%, from the average in the first quarter of 2013. Net cash inflows of $.4 billion and $3.5 billion in higher market valuations and income, increased assets under management in these portfolios by $3.9 billion during the first quarter of 2014 to $261.0 billion at March 31, 2014.

Administrative fee revenues increased $8.2 million to $94.5 million in the first quarter of 2014. The increase is primarily attributable to transfer agent servicing activities provided to the mutual funds and their investors. Changes in administrative fee revenues are generally offset by similar changes in related operating expenses that are incurred to provide services to the funds and their investors.

Distribution and servicing fee revenues earned from 12b-1 plans of the Advisor, R, and variable annuity class shares of our sponsored funds and portfolios increased $7.5 million from the first quarter of 2013 on greater average assets under management in these share classes. The 12b-1 fees earned are offset entirely by the costs paid to third-party intermediaries who source these assets. These costs are reported as distribution and servicing costs on the face of the condensed consolidated statements of income.

Operating expenses

Compensation and related costs were $318.9 million in the first quarter of 2014, an increase of $39.8 million, or 14.3%, compared to the first quarter of 2013. The largest part of the change is attributable to a $14.2 million increase in the interim accrual for our annual variable compensation programs and $12.6 million in higher base salaries and related benefits, which results from a modest increase in salaries at the beginning of 2014 combined with a 5% increase in our average staff size from the first quarter of 2013. The balance of the change from the 2013 quarter is attributable to an increase in non-cash stock-based compensation expense, an increase in temporary personnel to support our business growth, and higher other employee-related costs. At March 31, 2014, we employed 5,692 associates.

Advertising and promotion costs were $22.6 million in the first quarter of 2014, a decrease of $2.5 million from the comparable 2013 period. The decrease in cost is primarily due to process efficiencies realized through the realignment of certain marketing activities. We expect total advertising and promotion costs for 2014 to be about 10% less than such costs in 2013, as we continue to repurpose this spending to other distribution activities.

Occupancy and facility costs, together with depreciation and amortization expense, were $62.5 million in the first quarter of 2014, up $8.0 million compared to the first quarter of 2013. Nearly half of this increase is attributable to the opening of two new buildings at our Owings Mills, Maryland campus in the fourth quarter of 2013. The increase also includes the added costs to renovate certain existing facilities, as well as update and enhance technology capabilities, including related maintenance programs.

Other operating expenses in the first quarter of 2014 were up $9.6 million from the comparable 2013 quarter due to increased business demands and our continued investment in our operating capabilities. These costs include those related to our defined contribution recordkeeping business, information and third-party service costs, consulting and professional fees, and travel costs.

Non-operating investment income

Non-operating investment income in the first quarter of 2014 of $42.1 million increased $23.8 million from the 2013 quarter due primarily to the larger gains realized from the sale of certain sponsored fund investments in the 2014 period.

Provision for income taxes

The effective tax rate for the first quarter of 2014 was 38.0%, down from the 38.4% for the full-year 2013. We currently estimate that our effective tax rate for the full-year 2014 will be about 38.3%. Our effective income tax rate reflects the relative contribution of pre-tax income generated by our non-U.S. subsidiaries that are subject to tax rates that are lower than our U.S. rates. Changes in the relative contribution of pre-tax income from U.S. and non-U.S. sources or changes in tax rates in the U.S. or relevant non-U.S. jurisdictions may affect our effective income tax rate and overall net income in the future.

CAPITAL RESOURCES AND LIQUIDITY.

Operating activities during the first quarter of 2014 provided cash flows of $487.1 million, up $27.7 million from the 2013 period, including a $62.4 million increase in net income and an $11.1 million increase in our non-cash expenses. These increases were offset by $25.1 million in cash used to seed a new sponsored investment portfolio that we are consolidating and classifying the underlying securities as trading at March 31, 2014. Cash provided by operating activities in the first quarter of 2014 was also adjusted for the $32.0 million in gains realized from the sale of certain available-for-sale sponsored fund investments as the total proceeds are shown as an investing activity in our condensed consolidated statements of cash flows. Our interim operating cash flows do not include the cash impact of variable compensation that is accrued throughout the year before being substantially paid out in December.

Net cash used in investing activities totaled $29.8 million in the first quarter of 2014, a decrease of $1.8 million from the comparable 2013 period. We utilized $9.0 million less cash to fund net investments in sponsored funds in the first quarter of

2014 than in the 2013 period as existing investment holdings were sold to fund the investments in the 2014 period. This decrease in cash used was offset by a $2.6 million increase in property and equipment additions and a $3.3 million increase in the contributions made to various investment partnerships, in which we have outstanding commitments, in the first quarter of 2014 compared to the 2013 period. The first quarter of 2013 also included $1.3 million in net cash proceeds received from the debt securities held by our savings bank subsidiary that was sold in the fourth quarter of 2013.

Net cash used in financing activities was $116.0 million in the first quarter of 2014, up $95.0 million from the comparable 2013 period, including $31.3 million in cash used to repurchase 400,000 shares of our common stock and a $17.1 million increase in dividends paid during the 2014 quarter. The increase in dividends paid in the first quarter of 2014 is primarily due to the 16% increase in our quarterly per-share dividend. The remaining increase in net cash used in financing activities is due to a $48.0 million decrease in proceeds received from option exercises, as the number of options exercised during the first quarter of 2014 declined by about 1.2 million compared to the 2013 period.

Our cash and sponsored investment holdings at March 31, 2014 were $3.4 billion, and we have no debt. We anticipate property and equipment expenditures for the full year 2014 to be about $150 million and expect to fund them from our operating resources. We generally repurchase shares of our common stock over time to offset the dilution created by our equity-based compensation plans. Given the availability of our financial resources, we do not maintain an available external source of liquidity.

NEW ACCOUNTING STANDARDS.

We have considered all newly issued accounting guidance that is applicable to our operations and the preparation of our condensed consolidated statements, including that which we have not yet adopted. We do not believe that any such guidance has or will have a material effect on our financial position or results of operations.

FORWARD-LOOKING INFORMATION.

From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this report, may contain certain forward-looking information, including information or anticipated information relating to: our revenues, net income and earnings per share on common stock; changes in the amount and composition of our assets under management; our expense levels; our estimated effective income tax rate; and our expectations regarding financial markets, future transactions, dividends, investments, capital expenditures, and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A, Risk Factors, our Form 10-K Annual Report for 2013. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

Our future revenues and results of operations will fluctuate primarily due to changes in the total value and composition of assets under our management. Such changes result from many factors including, among other things: cash inflows and outflows in the T. Rowe Price U.S. mutual funds and other managed investment portfolios; fluctuations in global financial markets that result in appreciation or depreciation of the assets under our management; our introduction of new mutual funds and investment portfolios; and changes in retirement savings trends relative to participant-directed investments and defined contribution plans. The ability to attract and retain investors’ assets under our management is dependent on investor sentiment and confidence; the relative investment performance of the T. Rowe Price U.S. mutual funds and other managed investment portfolios as compared to competing offerings and market indexes; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; and our level of success in implementing our strategy to expand our business. Our revenues are substantially dependent on fees earned under contracts with the Price funds and could be adversely affected if the independent directors of one or more of the Price funds terminated or significantly altered the terms of the investment management or related administrative services agreements. Non-operating investment income will also fluctuate primarily due to the size of our investments, changes in their market valuations, and any other-than-temporary impairments that may arise, or in the case of our equity method investments, our proportionate share of the investee’s net income.

Our future results are also dependent upon the level of our expenses, which are subject to fluctuation for the following or other reasons: changes in the level of our advertising expenses in response to market conditions, including our efforts to expand our investment advisory business to investors outside the U.S. and to further penetrate our distribution channels within the U.S.; variations in the level of total compensation expense due to, among other things, bonuses, stock option grants and other equity grants, other incentive awards, changes in our employee count and mix, and competitive factors; any goodwill or other asset impairment that may arise; fluctuation in foreign currency exchange rates applicable to our investment in and the costs of our international operations; expenses and capital costs, such as technology assets, depreciation, amortization, and research and development, incurred to maintain and enhance our administrative and operating services infrastructure; unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and disruptions of services, including those provided by third parties, such as facilities, communications, power, and the mutual fund transfer agent and accounting systems.

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

There has been no material change in the information provided in Item 7A of the Form 10-K Annual Report for 2013.

Item 4.	Controls and Procedures.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of March 31, 2014, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the first quarter of 2014, and has concluded that there was no change during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

There has been no material change in the information provided in Item 1A of our Form 10-K Annual Report for 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchase activity during the first quarter of 2014 is as follows.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January	137,980	$81.07	50,000	11,163,467
February	351,558	$77.86	300,000	10,863,467
March	119,588	$81.27	50,000	10,813,467
Total	609,126	$79.25	400,000

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorizations, outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options, and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the first quarter of 2014, 208,776 were related to shares surrendered in connection with employee stock option exercises and 350 were related to shares withheld to cover tax withholdings associated with the vesting of restricted stock awards.

The 400,000 shares of our common stock were repurchased pursuant to the Board of Directors’ September 8, 2010, publicly announced authorization.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On April 24, 2014, we issued a press release reporting our results of operations for the first quarter of 2014. A copy of that press release is furnished herewith as Exhibit 99. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

SEC FILINGS.
We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. To obtain any of this information, access our website at troweprice.com. We use our website as a channel of distribution for material company information.

Item 6.	Exhibits.

The following exhibits required by Item 601 of Regulation S-K are furnished herewith.

3(i).1
Charter of T. Rowe Price Group, Inc., as Amended by Articles of Amendment dated April 10, 2008. (Incorporated by reference from Form 10-Q Report for the quarterly period ended June 30, 2008 filed on April 10, 2008; File No. 033-07012-99).

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of February 12, 2009. (Incorporated by reference from Form 8-K Current Report file on February 17, 2009; File No. 033-07012-99).

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99	Press release issued April 24, 2014, reporting our results of operations for the first quarter of 2014.

101
The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s unaudited condensed consolidated interim financial statements and notes that are included in this Form 10-Q Report.

	101.INS	XBRL Instance Document (File name: trow-20140331.xml).

	101.SCH	XBRL Taxonomy Extension Schema Document (File name: trow-20140331.xsd).

	101.CAL	XBRL Taxonomy Calculation Linkbase Document (File name: trow-20140331_cal.xml).

	101.LAB	XBRL Taxonomy Label Linkbase Document (File name: trow-20140331_lab.xml).

	101.PRE	XBRL Taxonomy Presentation Linkbase Document (File name: trow-20140331_pre.xml).

	101.DEF	XBRL Taxonomy Definition Linkbase Document (File name: trow-20140331_def.xml).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 24, 2014.
T. Rowe Price Group, Inc.

By:    /s/ Kenneth V. Moreland
Vice President, Chief Financial Officer and Treasurer