Form 10-Q
period 2014-06-30
PRICE T ROWE GROUP INC
filed 2014-07-24
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
Commission File Number: 000-32191
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
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, July 22, 2014, is 263,053,569.
The exhibit index is at Item 6 on page 23.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2013	6/30/2014
ASSETS
Cash and cash equivalents	$1,398.0	$1,704.3
Accounts receivable and accrued revenue	398.8	426.0
Investments in sponsored funds	1,611.9	1,791.7
Other investments	313.6	411.3
Property and equipment	572.9	576.2
Goodwill	665.7	665.7
Other assets	72.2	93.8
Total assets	$5,033.1	$5,669.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$103.9	$121.2
Accrued compensation and related costs	72.4	244.1
Income taxes payable	38.7	30.1
Total liabilities	215.0	395.4

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, undesignated, $.20 par value – authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value - authorized 750,000,000; issued 262,073,000 shares in 2013 and 263,017,000 in 2014	52.4	52.6
Additional capital in excess of par value	894.6	957.1
Retained earnings	3,682.8	4,061.0
Accumulated other comprehensive income	188.3	202.9
Total stockholders’ equity	4,818.1	5,273.6
Total liabilities and stockholders’ equity	$5,033.1	$5,669.0

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended		Six months ended
	6/30/2013	6/30/2014	6/30/2013	6/30/2014
Revenues
Investment advisory fees	$739.7	$855.3	$1,442.6	$1,681.7
Administrative fees	86.4	93.6	172.7	188.1
Distribution and servicing fees	28.1	35.4	54.3	69.1
Net revenue of savings bank subsidiary	.1	—	.4	—
Net revenues	854.3	984.3	1,670.0	1,938.9

Operating expenses
Compensation and related costs	288.3	326.4	567.4	645.3
Advertising and promotion	19.1	14.6	44.2	37.2
Distribution and servicing costs	28.1	35.4	54.3	69.1
Depreciation and amortization of property and equipment	21.9	28.0	43.4	55.1
Occupancy and facility costs	35.1	36.0	68.1	71.4
Other operating expenses	63.0	70.8	121.2	138.6
Total operating expenses	455.5	511.2	898.6	1,016.7

Net operating income	398.8	473.1	771.4	922.2

Non-operating investment income	1.4	26.1	19.7	68.2

Income before income taxes	400.2	499.2	791.1	990.4
Provision for income taxes	152.4	193.4	301.4	380.3
Net income	$247.8	$305.8	$489.7	$610.1

Earnings per share on common stock
Basic	$.95	$1.16	$1.89	$2.32
Diluted	$.92	$1.13	$1.83	$2.25

Dividends declared per share	$.38	$.44	$.76	$.88

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three months ended		Six months ended
	6/30/2013	6/30/2014	6/30/2013	6/30/2014
Net income	$247.8	$305.8	$489.7	$610.1
Other comprehensive income (loss)
Net unrealized holding gains (losses) on available-for-sale investments	(6.1)	37.4	28.2	59.8
Reclassification adjustments related to net gains realized on dispositions recognized in non-operating investment income, determined using average cost	(.1)	(11.7)	(11.5)	(43.7)
Total net unrealized holding gains (losses) recognized in other comprehensive income	(6.2)	25.7	16.7	16.1
Currency translation adjustments	.1	4.8	(5.1)	7.3
Other comprehensive income (loss) before income taxes	(6.1)	30.5	11.6	23.4
Deferred tax benefit (income taxes)	2.5	(11.6)	(5.1)	(8.8)
Total other comprehensive income (loss)	(3.6)	18.9	6.5	14.6
Total comprehensive income	$244.2	$324.7	$496.2	$624.7

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six months ended
	6/30/2013	6/30/2014
Cash flows from operating activities
Net income	$489.7	$610.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	43.4	55.1
Stock-based compensation expense	51.6	61.8
Realized gains on dispositions of sponsored funds	(11.5)	(43.7)
Net gains recognized on other investments	(.8)	(11.4)
Net change in trading securities held by consolidated sponsored investment portfolios	(25.7)	(77.2)
Other changes in assets and liabilities	181.2	130.9
Net cash provided by operating activities	727.9	725.6

Cash flows from investing activities
Investments in sponsored funds	(62.5)	(242.0)
Dispositions of sponsored funds	37.0	121.8
Investments in debt securities held by savings bank subsidiary	(16.6)	—
Proceeds from debt securities held by savings bank subsidiary	23.7	—
Additions to property and equipment	(41.5)	(59.7)
Other investing activity	2.7	(7.9)
Net cash used in investing activities	(57.2)	(187.8)

Cash flows from financing activities
Repurchases of common stock	—	(56.9)
Common share issuances under stock-based compensation plans	90.9	39.5
Excess tax benefits from stock-based compensation plans	23.0	17.6
Dividends	(197.7)	(231.7)
Change in savings bank subsidiary deposits	(10.1)	—
Net cash used in financing activities	(93.9)	(231.5)

Cash and cash equivalents
Net change during period	576.8	306.3
At beginning of year	879.1	1,398.0
At end of period	$1,455.9	$1,704.3

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
Balances at December 31, 2013	262,073	$52.4	$894.6	$3,682.8	$188.3	$4,818.1
Net income				610.1		610.1
Other comprehensive income, net of tax					14.6	14.6
Dividends				(231.7)		(231.7)
Common stock-based compensation plans activity
Shares issued upon option exercises	1,393.3		39.7			40.0
Restricted shares issued, net of shares withheld for taxes	385.1		(.2)			(.1)
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	3	—	(.1)			(.1)
Forfeiture of restricted awards	(111)	—	—			—
Net tax benefits			17.8			17.8
Stock-based compensation expense			61.8			61.8
Restricted stock units issued as dividend equivalents			.2	(.2)		—
Common shares repurchased	(726)	(.2)	(56.7)	—		(56.9)
Balances at June 30, 2014	263,017	$52.6	$957.1	$4,061.0	$202.9	$5,273.6

The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	– THE COMPANY AND BASIS OF PREPARATION.

T. Rowe Price Group derives its consolidated revenues and net income primarily from investment advisory services that its subsidiaries provide to individual and institutional investors in the sponsored T. Rowe Price U.S. mutual funds and other investment portfolios, including separately managed accounts, subadvised funds, and other sponsored investment portfolios. We also provide our investment advisory clients with related administrative services, including distribution, mutual fund transfer agent, accounting, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; brokerage; and trust services.

Investment advisory revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations.

These unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the use of estimates and reflect all adjustments that are, in the opinion of management, necessary to a fair statement of our results for the interim periods presented. All such adjustments are of a normal recurring nature. Actual results may vary from our estimates. Certain prior year items have been reclassified to conform to current year presentation.

The unaudited interim financial information contained in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2013 Annual Report.

NOTE 2	– INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Accounts receivable from our sponsored mutual funds for advisory fees and advisory-related administrative services aggregate $221.9 million at December 31, 2013, and $234.2 million at June 30, 2014.

Revenues (in millions) from advisory services provided under agreements with our sponsored mutual funds and other investment clients include:

	Three months ended		Six months ended
	6/30/2013	6/30/2014	6/30/2013	6/30/2014
Sponsored U.S. mutual funds
Stock and blended asset	$425.4	$514.7	$824.3	$1,012.0
Bond and money market	94.0	98.7	185.7	192.2
	519.4	613.4	1,010.0	1,204.2
Other investment portfolios
Stock and blended asset	179.6	202.4	350.7	399.3
Bond, money market, and stable value	40.7	39.5	81.9	78.2
	220.3	241.9	432.6	477.5
Total	$739.7	$855.3	$1,442.6	$1,681.7

The following table summarizes the investment portfolios and assets under management (in billions) on which we earn advisory fees.

	Average during		Average during
	the second quarter of		the first half of
	2013	2014	2013	2014
Sponsored U.S. mutual funds
Stock and blended asset	$289.3	$355.0	$281.4	$350.6
Bond and money market	93.2	100.9	92.3	98.7
	382.5	455.9	373.7	449.3
Other investment portfolios
Stock and blended asset	178.3	198.6	174.7	197.5
Bond, money market, and stable value	64.3	62.7	64.7	62.4
	242.6	261.3	239.4	259.9
Total	$625.1	$717.2	$613.1	$709.2

			As of
			12/31/2013	6/30/2014
Sponsored U.S. mutual funds
Stock and blended asset			$341.7	$367.6
Bond and money market			93.6	103.3
			435.3	470.9
Other investment portfolios
Stock and blended asset			195.3	204.9
Bond, money market, and stable value			61.8	62.6
			257.1	267.5
Total			$692.4	$738.4

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for 6.2% of our assets under management at June 30, 2014.

The following table summarizes the other fees (in millions) earned from our sponsored U.S. mutual funds.

	Three months ended		Six months ended
	6/30/2013	6/30/2014	6/30/2013	6/30/2014
Administrative fees	$66.0	$73.7	$133.8	$148.6
Distribution and servicing fees	$28.1	$35.4	$54.3	$69.1

NOTE 3	– INVESTMENTS IN SPONSORED FUNDS - AVAILABLE-FOR-SALE.

We make investments in our sponsored funds for general corporate investment purposes or to provide seed capital for newly formed funds. These sponsored funds (in millions) are voting interest entities and include:

	Aggregate cost	Unrealized holding		Aggregate fair value
		gains	losses
December 31, 2013
Stock and blended asset funds	$354.7	$302.5	$—	$657.2
Bond funds	904.0	53.6	(2.9)	954.7
Total	$1,258.7	$356.1	$(2.9)	$1,611.9

June 30, 2014
Stock and blended asset funds	$493.5	$298.7	$—	$792.2
Bond funds	929.1	71.4	(1.0)	999.5
Total	$1,422.6	$370.1	$(1.0)	$1,791.7

The unrealized holding losses are attributable to six fund holdings with an aggregate fair value of $155.9 million at December 31, 2013, and three fund holdings with an aggregate fair value of $76.9 million at June 30, 2014. These unrealized losses are considered temporary.

NOTE 4	– OTHER INVESTMENTS.

These investments (in millions) include:

	12/31/2013	6/30/2014
Cost method investments
10% interest in Daiwa SB Investments Ltd. (Japan)	$6.6	$3.0
Other investments	53.5	58.5
Equity method investments
26% interest in UTI Asset Management Company Limited (India)	122.6	134.0
Sponsored fund investments	104.1	107.4
Other investments	4.8	4.8
Investments held as trading
Sponsored fund investments	8.5	11.8
Securities held by consolidated sponsored investment portfolios	12.5	90.8
U.S. Treasury note	1.0	1.0
Total	$313.6	$411.3

The securities held by consolidated sponsored investment portfolios, sponsored fund investments held as trading, and the sponsored fund investments treated as equity method investments relate to investment portfolios in which we provided initial seed capital at the time of its formation. We have determined at December 31, 2013 and June 30, 2014, that these investment portfolios are voting interest entities and, as a result, have consolidated those sponsored portfolios in which we own a majority of the voting interest.

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

These levels are not necessarily an indication of the risk or liquidity associated with our investments. There have been no material transfers between the levels. The following table summarizes our investments (in millions) that are recognized in our condensed consolidated balance sheets using fair value measurements determined based on the differing levels of inputs.

	Level 1	Level 2
December 31, 2013
Cash equivalents	$1,288.1	$—
Investments in sponsored funds - available-for-sale	1,611.9	—
Investments held as trading	21.0	—
Total	$2,921.0	$—

June 30, 2014
Cash equivalents	$1,525.9	$—
Investments in sponsored funds - available-for-sale	1,791.7	—
Investments held as trading	38.0	64.6
Total	$3,355.6	$64.6

NOTE 6	– STOCK-BASED COMPENSATION.

STOCK OPTIONS.

The following table summarizes the status of and changes in our stock option grants during the first half of 2014.

	Options	Weighted- average exercise price
Outstanding at beginning of year	31,574,958	$52.18
Semiannual grants	1,740,900	$79.89
New hire grants	17,500	$81.99
Non-employee director grants	8,400	$81.80
Exercised	(1,914,691)	$43.33
Forfeited	(397,967)	$60.95
Expired	(946)	$52.62
Outstanding at end of period	31,028,154	$54.19
Exercisable at end of period	17,370,774	$47.95

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of and changes in our nonvested restricted shares and restricted stock units during the first half of 2014.

	Restricted shares	Restricted stock units	Weighted-average fair value
Nonvested at December 31, 2013	1,877,086	823,593	$67.21
Granted to employees and non-employee directors - time-based	379,351	180,929	$79.96
Granted to employees - performance-based	6,000	34,725	$79.89
Vested	(13,897)	(16,178)	$70.84
Forfeited	(110,849)	(18,741)	$69.45
Nonvested at June 30, 2014	2,137,691	1,004,328	$69.52

The nonvested at June 30, 2014, includes 49,200 performance-based restricted shares and 153,675 performance-based restricted stock units. These performance-based restricted shares and units include 31,200 restricted shares and 90,750 restricted stock units for which the performance period has lapsed and the performance threshold has been met.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense (in millions) to be recognized over the remaining vesting periods of the stock-based awards outstanding at June 30, 2014. Estimated future compensation expense will change to reflect future option grants; future awards of unrestricted shares, restricted shares, and restricted stock units; changes in estimated forfeitures; changes in the probability of performance thresholds being met; and adjustments for actual forfeitures.

Third quarter 2014	$33.4
Fourth quarter 2014	29.7
2015	82.9
2016 through 2019	80.9
Total	$226.9

NOTE 7	– EARNINGS PER SHARE CALCULATIONS.

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

	Three months ended		Six months ended
	6/30/2013	6/30/2014	6/30/2013	6/30/2014
Net income	$247.8	$305.8	$489.7	$610.1
Less: net income allocated to outstanding restricted stock and stock unit holders	(2.0)	(3.4)	(3.8)	(6.7)
Net income allocated to common stockholders	$245.8	$302.4	$485.9	$603.4

Weighted-average common shares
Outstanding	258.2	260.7	257.5	260.5
Outstanding assuming dilution	266.2	268.7	265.6	268.7

The following table shows the weighted-average outstanding stock options (in millions) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive.

	Three months ended		Six months ended
	6/30/2013	6/30/2014	6/30/2013	6/30/2014
Weighted-average outstanding stock options excluded	2.4	3.8	3.0	3.5

NOTE 8 - OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME.

The following table presents the impact of the components (in millions) of other comprehensive income (loss) on deferred tax benefits (income taxes).

	Three months ended		Six months ended
	6/30/2013	6/30/2014	6/30/2013	6/30/2014
Deferred tax benefit (income taxes) on:
Net unrealized holding gains (losses)	$2.4	$(14.6)	$(11.4)	$(23.3)
Reclassification adjustment recognized in the provision for income taxes related to net gains realized on dispositions	.1	4.6	4.5	17.0
Deferred tax benefit (income taxes) on net unrealized holding gains or losses	2.5	(10.0)	(6.9)	(6.3)
Deferred tax benefit (income taxes) on currency translation adjustments	—	(1.6)	1.8	(2.5)
Total net deferred tax benefit (income taxes)	$2.5	$(11.6)	$(5.1)	$(8.8)
The changes (in millions) in each component of accumulated other comprehensive income, including reclassification adjustments for the first half of 2014 are presented in the table below.

	Net unrealized holding gains
	Investments in sponsored funds	Equity share of UTI’s net unrealized holding gains	Total net unrealized holding gains	Currency translation adjustments	Total
Balances at December 31, 2013	$215.9	$.4	$216.3	$(28.0)	$188.3
Other comprehensive income before reclassifications and income taxes	59.6	.2	59.8	7.3	67.1
Reclassification adjustments related to net gains realized on dispositions recognized in non-operating investment income, determined using average cost	(43.7)	—	(43.7)	—	(43.7)
	15.9	.2	16.1	7.3	23.4
Deferred income taxes	(6.2)	(.1)	(6.3)	(2.5)	(8.8)
Other comprehensive income	9.7	.1	9.8	4.8	14.6
Balances at June 30, 2014	$225.6	$.5	$226.1	$(23.2)	$202.9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:

We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries (“the Company”) as of June 30, 2014, the related condensed consolidated statements of income and comprehensive income for the three- and six- month periods ended June 30, 2014 and 2013, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2014 and 2013, and the related condensed consolidated statement of stockholders’ equity for the six-month period ended June 30, 2014. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
July 24, 2014

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our sponsored U.S. mutual funds and other investment portfolios. The other investment portfolios include separately managed accounts, subadvised funds, and other sponsored investment portfolios including collective investment trusts, target-date retirement trusts, Luxembourg-based funds offered to investors outside the U.S., and portfolios offered through variable annuity life insurance plans. Investment advisory clients domiciled outside the U.S. account for 6.2% of our assets under management at June 30, 2014.

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

We remain debt-free with substantial liquidity and resources that allow us to take advantage of attractive growth opportunities, invest in key capabilities, including investment professionals, technologies, and new fund offerings; and, most importantly, provide our clients with strong investment management expertise and service both now and in the future. In the coming quarters, we expect to increase funding for long-term initiatives to sustain and deepen our investment talent, expand our capabilities through enhanced technology, and broaden our distribution reach globally.

BACKGROUND.

U.S. equities advanced in the second quarter of 2014, adding to first-quarter gains and lifting large-cap indexes to new all-time highs in June. Shares climbed amid signs that the U.S. economy was recovering from a weather-driven contraction in the first quarter and hopes that new stimulus measures in Europe would boost eurozone economies. Investors were undeterred by the Federal Reserve’s continued tapering of its asset purchases nor by rising oil prices late in the quarter in response to a sharp increase in sectarian violence in Iraq.

Developed non-U.S. stock markets generated good returns but narrowly lagged large-cap U.S. shares during the quarter. Equities in Asia outperformed European stocks. Emerging markets stocks outperformed shares in developed markets as the improving U.S. economy, stimulus measures in Europe, and signs of stabilization in China lifted confidence in the global economic outlook.

Returns of several major equity market indexes for the three- and six-month periods ended June 30, 2014, are as follows:

	Three months ended	Six months ended
Index	6/30/2014	6/30/2014
S&P 500 Index	5.2%	7.1%
NASDAQ Composite Index (1)	5.0%	5.5%
Russell 2000 Index	2.1%	3.2%
MSCI EAFE (Europe, Australasia, and Far East) Index	4.3%	5.1%
MSCI Emerging Markets Index	6.7%	6.3%
 (1) returns exclude dividends

Global bonds produced positive returns in the second quarter. In the U.S., long-term Treasury and corporate securities performed best among investment-grade issues. Intermediate-term and long-term U.S. Treasuries continued to rally, driving their yields lower. The yield on the benchmark 10-year Treasury note fell from 2.7% at March 31, 2014, to 2.5% at the end of June 2014. Municipal bonds also generated strong performance as a combination of light new issuance, steady demand, and declining yields contributed to returns. High yield securities did well, as investors continued to favor bonds with relatively attractive yields in a low interest rate environment.

Bonds in developed non-U.S. markets produced good returns in dollar terms. Emerging markets debt outperformed developed-market issues amid investor demand for higher-yielding assets. Dollar-denominated sovereign issues generally outperformed local-currency bonds as U.S. dollar strength reduced local bond returns in dollar terms.

Returns for several major bond market indexes for the three- and six-month periods ended June 30, 2014, are as follows:

	Three months ended	Six months ended
Index	6/30/2014	6/30/2014
Barclays U.S. Aggregate Bond Index	2.0%	3.9%
Credit Suisse High Yield Index	2.4%	5.6%
Barclays Municipal Bond Index	2.6%	6.0%
Barclays Global Aggregate Ex-U.S. Dollar Bond Index	2.7%	5.6%
JPMorgan Emerging Markets Bond Index Plus	5.8%	9.5%

ASSETS UNDER MANAGEMENT.

Assets under management (in billions) as of December 31, 2013 and June 30, 2014, are presented by investment portfolio and investment objective in the following table.

	As of
	12/31/2013	6/30/2014
Sponsored U.S. mutual funds	$435.3	$470.9
Other investment portfolios	257.1	267.5
Total	$692.4	$738.4

	As of
	12/31/2013	6/30/2014
Stock and blended asset portfolios	$537.0	$572.5
Fixed income portfolios	155.4	165.9
Total	$692.4	$738.4

The following table details the changes in our assets under management (in billions) during the first six months of 2014.

	Quarter ended 3/31/2014	Quarter ended 6/30/2014	First six months ended 6/30/2014
Assets under management at beginning of period	$692.4	$711.4	$692.4
Net cash flows
Sponsored U.S. mutual funds	8.4	3.6	12.0
Other investment portfolios	.4	(3.8)	(3.4)
	8.8	(.2)	8.6
Market valuation changes and income	10.2	27.2	37.4
Change during the period	19.0	27.0	46.0
Assets under management at end of period	$711.4	$738.4	$738.4

Total cash flows for the three- and six- month periods ended June 30, 2014, include $5.2 billion and $11.2 billion, respectively, in net cash inflows sourced from our target-date retirement portfolios. The target-date retirement portfolios in turn invest in a broadly diversified portfolio of other Price funds or Price collective investment trusts, and automatically rebalance to maintain their specific asset allocation weightings. Assets under management in these retirement portfolios at June 30, 2014, totaled $140.6 billion, including $120.9 billion in target-date retirement funds and $19.7 billion in target-date retirement trusts.

We incur significant expenditures to attract new investment advisory clients and additional investments from our existing clients. These efforts involve costs that generally precede any future revenues that we might recognize from additions to our assets under management.

RESULTS OF OPERATIONS.

Second quarter of 2014 versus second quarter of 2013.

	Three months ended
	6/30/2014	6/30/2013	Dollar Change	Percent Change
(in millions, except per-share data)
Investment advisory fees	$855.3	$739.7	$115.6	15.6%
Net revenues	$984.3	$854.3	$130.0	15.2%
Operating expenses	$511.2	$455.5	$55.7	12.2%
Net operating income	$473.1	$398.8	$74.3	18.6%
Non-operating investment income	$26.1	$1.4	$24.7	1,764.3%
Net income	$305.8	$247.8	$58.0	23.4%

Diluted earnings per share	$1.13	$.92	$.21	22.8%

Investment advisory revenues earned in the second quarter of 2014 are up over the comparable 2013 quarter as average assets under our management increased $92.1 billion to $717.2 billion. In addition, the average annualized effective fee rate earned on our assets under management during the second quarter of 2014 was 47.8 basis points compared with the 47.5 basis points earned during the second quarter of 2013 and 47.7 basis points earned during the full year 2013. The increase in our annualized effective fee rate earned during the second quarter of 2014 from the 2013 quarter is due primarily to asset growth in higher than average fee rate strategies. We voluntarily waived $15.0 million in money market related fees, including advisory fees and fund expenses, in the second quarter of 2014, in order to maintain a positive yield for fund investors. The fee waivers in the second quarter of 2014 were up $3.1 million from the comparable 2013 quarter and represent about 2% of total investment advisory revenues earned during the second quarter of 2014. Fees were waived from each of our money market mutual funds and trusts, which have combined net assets of $16.5 billion at June 30, 2014. We expect that these fee waivers will continue for the remainder of 2014.

Greater average assets under management and the higher annualized fee rate have increased our investment advisory revenues and helped lift our operating margin in the second quarter of 2014 to 48.1% compared to 46.7% in the 2013 period.

Net revenues

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the U.S. were $613.4 million, an increase of $94.0 million, or 18.1%, on higher average assets under management. Average mutual fund assets under management in the second quarter of 2014 were $455.9 billion, an increase of 19.2% from the average in the second quarter of 2013.

Mutual fund assets increased $20.5 billion during the second quarter of 2014 and ended the quarter at $470.9 billion. Investors added net inflows of $3.6 billion, including $3.3 billion into our bond funds and $.6 billion into the stock and blended asset funds. The money market funds had net outflows of $.3 billion. These cash flow amounts for the second quarter of 2014 include $4.3 billion that originated in our target-date retirement funds. Market appreciation and income added $16.9 billion to mutual fund assets during the second quarter of 2014.

Investment advisory revenues earned in the second quarter of 2014 from the other investment portfolios were $241.9 million, an increase of $21.6 million from the comparable 2013 quarter. Average assets under management in these portfolios in the second quarter of 2014 were $261.3 billion, an increase of $18.7 billion, or 7.7%, from the average in the second quarter of 2013. Assets under management in these portfolios increased $6.5 billion during the second quarter of 2014 to $267.5 billion at June 30, 2014, as higher market valuations and income of $10.3 billion were offset in part by net cash outflows of $3.8 billion. These net cash outflows came from both fixed income and equity mandates and were concentrated among a small number of institutional investors and subadvisory clients.

Administrative fee revenues increased $7.2 million to $93.6 million in the second quarter of 2014. The increase is primarily attributable to increased costs incurred to provide transfer agent servicing activities to the mutual funds and their investors.

Changes in administrative fee revenues are generally offset by similar changes in related operating expenses that are incurred to provide services to the funds and their investors.

Distribution and servicing fee revenues earned from 12b-1 plans of the Advisor, R, and variable annuity II class shares of our sponsored funds and portfolios increased $7.3 million from the second quarter of 2013 on greater average assets under management in these share classes. The 12b-1 fees earned are offset entirely by the costs paid to third-party intermediaries who source these assets. These costs are reported as distribution and servicing costs in the condensed consolidated statements of income.

Operating expenses

Compensation and related costs were $326.4 million in the second quarter of 2014, an increase of $38.1 million, or 13.2%, compared to the second quarter of 2013. The largest part of the change is attributable to $13.3 million in higher base salaries and related benefits, which results from a modest increase in salaries at the beginning of 2014 combined with a 5.4% increase in our average staff size from the second quarter of 2013, and a $10.4 million increase in the interim accrual for our annual variable compensation programs. The balance of the change from the 2013 quarter is attributable to an increase in temporary personnel to support our continued investment in our capabilities, an increase in non-cash stock-based compensation expense, and higher other employee-related costs. At June 30, 2014, we employed 5,749 associates.

Advertising and promotion costs were $14.6 million in the second quarter of 2014, a decrease of $4.5 million from the comparable 2013 period. The decrease in cost is primarily a result of repurposing this spending to other distribution activities. We expect total advertising and promotion costs for 2014 to be 5%-10% lower than such costs in 2013.

Occupancy and facility costs, together with depreciation and amortization expense, were $64.0 million in the second quarter of 2014, up $7.0 million compared to the second quarter of 2013. Nearly half of the increase is attributable to the opening of two new buildings at our Owings Mills, Maryland campus in the fourth quarter of 2013. The increase also includes the added costs to renovate certain existing facilities, as well as update and enhance technology capabilities, including related maintenance programs. These increases were offset by the non-recurrence of $2.8 million in costs incurred in the 2013 quarter to terminate certain facility leases.

Other operating expenses in the second quarter of 2014 were up $7.8 million from the comparable 2013 quarter, due to increased business demands and our continued investment in our operating capabilities. These costs include those related to our defined contribution recordkeeping business, information and third-party service costs, travel costs, and consulting and professional fees.

Non-operating investment income

Net non-operating investment income in the second quarter of 2014 of $26.1 million increased $24.7 million from the 2013 quarter, including $11.6 million in gains realized from the sale of certain sponsored fund investments in the 2014 period. The balance of the increase is primarily a result of higher investment gains recognized on our other investment portfolios and higher dividends earned on our sponsored investment portfolios.

Provision for income taxes

The effective tax rate for the second quarter of 2014 was 38.7%, and we currently estimate that our effective tax rate for the full-year 2014 will be about 38.5%. Our effective income tax rate reflects the relative contribution of pre-tax income generated by our non-U.S. subsidiaries that are subject to tax rates that are lower than our U.S. rates. Changes in the relative contribution of pre-tax income from U.S. and non-U.S. sources or changes in tax rates in the U.S. or relevant non-U.S. jurisdictions may affect our effective income tax rate and overall net income in the future.

First half of 2014 versus first half of 2013.

	Six months ended
	6/30/2014	6/30/2013	Dollar Change	Percent Change
(in millions, except per-share data)
Investment advisory fees	$1,681.7	$1,442.6	$239.1	16.6%
Net revenues	$1,938.9	$1,670.0	$268.9	16.1%
Operating expenses	$1,016.7	$898.6	$118.1	13.1%
Net operating income	$922.2	$771.4	$150.8	19.5%
Non-operating investment income	$68.2	$19.7	$48.5	246.2%
Net income	$610.1	$489.7	$120.4	24.6%

Diluted earnings per share	$2.25	$1.83	$.42	23.0%

Investment advisory revenues were up 16.6%, or $239.1 million, to about $1.7 billion in the first half of 2014, as average assets under our management increased $96.1 billion to $709.2 billion. The average annualized fee rate earned on our assets under management was 47.8 basis points in the first half of 2014, up from the 47.4 basis points earned in the first half of 2013. We waived $29.3 million in money market related fees, including advisory fees and fund expenses, in the first half of 2014, an increase of $6.4 million from the $22.9 million waived in the 2013 period. The fee waivers in the first half of 2014 represent about 2% of our total investment advisory revenues earned during the same period.

Our operating margin in the first half of 2014 was 47.6% compared to 46.2% in the 2013 period. Non-operating investment income for the first half of 2014 includes higher gains of $32.2 million realized from the sale of certain of our sponsored fund holdings. The proceeds were used to provide additional seed capital to other sponsored funds in support of our distribution efforts outside the U.S.

Net revenues

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the U.S. increased 19.2%, or $194.2 million, to $1.2 billion, on higher average mutual fund assets. Average mutual fund assets in the first half of 2014 were $449.3 billion, an increase of 20.2% from the average for the comparable 2013 period.

Mutual fund assets were $470.9 billion at June 30, 2014, an increase of $35.6 billion from $435.3 billion at the end of 2013. Investors added net cash inflows during the first half of 2014 of $12.0 billion, including $6.0 billion into our bond funds, $5.9 billion into our stock and blended asset funds, and $.1 billion into our money market funds. These cash flow amounts for the first half of 2014 include $8.7 billion that originated in our target-date retirement funds. Higher market appreciation and income in the first half of 2014 increased our mutual fund assets under management by $23.6 billion.

Investment advisory revenues earned on the other investment portfolios for the first half of 2014 were $477.5 million, an increase of $44.9 million, or 10.4%, from the $432.6 million earned in the comparable 2013 period. Average assets in these portfolios were $259.9 billion during the first half of 2014, up $20.5 billion from the comparable 2013 period. Assets under management in our other investments portfolios were $267.5 billion at June 30, 2014, an increase of $10.4 billion from the end of 2013. Market appreciation and income of $13.8 billion was offset in part by net outflows of $3.4 billion during the first half of 2014.

Administrative fee revenues increased $15.4 million to $188.1 million in the first half of 2014. The increase is primarily attributable to the increased costs incurred to provide transfer agent servicing activities to the mutual funds and their investors. As noted above, changes in administrative fee revenues are generally offset by similar changes in related operating expenses that are incurred to provide services to the funds and their investors.

Distribution and servicing fee revenues earned from 12b-1 plans of the Advisor, R, and variable annuity II class shares of our sponsored portfolios were $69.1 million in the first half of 2014, an increase of $14.8 million from the comparable 2013 period on greater average assets under management in these share classes. The 12b-1 fees earned are offset entirely by the costs paid to third-party intermediaries who source these assets. These costs are reported as distribution and servicing costs in the condensed consolidated income statements.

Operating expenses

Compensation and related costs were $645.3 million in the first half of 2014, an increase of $77.9 million, or 13.7%, compared to the 2013 period. The largest part of the increase is attributable to a $25.9 million increase in salaries and related benefits and a $24.6 million increase in our interim accrual for our annual variable compensation program. Our average staff size has increased 5.2% from the first half of 2013. Higher temporary staff expenses, non-cash stock-based compensation expense, and other employee costs account for the remainder of the increase in compensation and related costs in the 2014 period.

Advertising and promotion costs were $37.2 million in the first half of 2014, a decrease of $7.0 million from the comparable 2013 period. The decrease in cost is primarily a result of repurposing this spending to other distribution activities.

Occupancy and facility costs, together with depreciation expense, increased $15.0 million, or 13.5%, compared to the first half of 2013. Nearly half of the increase is attributable to the opening of two new buildings at our Owings Mills, Maryland campus in the fourth quarter of 2013. The increase also includes the added costs to renovate certain existing facilities, as well as update and enhance technology capabilities, including related maintenance programs. These increases were offset by the non-recurrence of $3.5 million in costs incurred in the first half of 2013 to terminate certain facility leases.

Other operating expenses were $138.6 million in the first half of 2014, an increase of $17.4 million from the comparable 2013 period as increased business demands and our continued investment in capabilities have increased costs. These costs include costs related to our defined contribution recordkeeping business, information and third-party service costs, consulting and professional fees, and travel costs.

Non-operating investment income

Our non-operating investment income, which includes the recognition of investment gains and losses, was up $48.5 million from the first half of 2013. The increase is primarily due to the 2014 results including $43.7 million in gains realized on the sale of certain sponsored fund holdings compared with $11.5 million in gains realized in the comparable 2013 period. The balance of the increase is primarily a result of higher earnings recognized on our equity method investments, higher dividends earned on our sponsored investment portfolios and smaller unrealized market losses recorded on the securities held by our consolidated sponsored portfolios.

CAPITAL RESOURCES AND LIQUIDITY.

Operating activities during the first half of 2014 provided cash flows of $725.6 million, down $2.3 million from the 2013 period. The first half of 2014 includes $77.2 million in cash outflows compared with $25.7 million in the 2013 period used to seed new sponsored investment portfolios that we are consolidating and treating their underlying investment holdings as trading securities. Our cash provided by operating activities in the first half of 2014 was also adjusted for $32.2 million in higher gains realized from the sale of certain available-for-sale sponsored fund investments as the related proceeds are reflected as an investing activity in our condensed consolidated statements of cash flows. Timing differences on the cash settlement of our assets and liabilities decreased our operating cash flows by $50.3 million compared to the first six months of 2013. These decreases in operating cash flows are offset by a $120.4 million increase in net income and a $21.9 million increase in our non-cash expenses. Our interim operating cash flows do not include the cash impact of variable compensation that is accrued throughout the year before being substantially paid out in December.

Net cash used in investing activities totaled $187.8 million in the first half of 2014, an increase of $130.6 million from the comparable 2013 period, including $94.7 million more in net investments made into our sponsored funds. We increased our property and equipment additions and other net investing activity by $18.2 million and $10.6 million, respectively, during the first half of 2014 compared to the 2013 period. The first six months of 2013 also included $7.1 million in net cash proceeds received from the debt securities held by our savings bank subsidiary, an entity that was sold in the fourth quarter of 2013.

Net cash used in financing activities was $231.5 million in the first half of 2014, up $137.6 million from the comparable 2013 period, including $56.9 million in cash used to repurchase 726,000 shares of our common stock and a $34.0 million increase in dividends paid during the 2014 period. The increase in dividends paid in the first half of 2014 is primarily due to the 16% increase in our quarterly per-share dividend. The remaining increase in net cash used in financing activities is primarily due to a $51.4 million decrease in proceeds received from option exercises, as the number of options exercised during the first half of 2014 declined by about 1.7 million compared to the 2013 period.

Our cash and sponsored investment holdings at June 30, 2014 were $3.5 billion, and we have no debt. We anticipate property and equipment expenditures for the full year 2014 to be about $150 million and expect to fund them from our operating resources. We generally repurchase shares of our common stock over time to offset the dilution created by our equity-based compensation plans. Given the availability of our financial resources, we do not maintain an available external source of liquidity.

NEW ACCOUNTING STANDARDS.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 - Revenue from Contracts with Customers. The objective of the new standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The revenue standard contains principles that will be applied to determine the measurement of revenue and timing of when it is recognized. We are required to adopt the new standard on January 1, 2017. We are currently evaluating the impact this standard will have on our financial position and results of operations.

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our condensed consolidated statements, including that which we have not yet adopted. We do not believe that any such guidance has or will have a material effect on our financial position or results of operations.

FORWARD-LOOKING INFORMATION.

From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this report, may contain certain forward-looking information, including information or anticipated information relating to: our revenues, net income and earnings per share on common stock; changes in the amount and composition of our assets under management; our expense levels; our estimated effective income tax rate; and our expectations regarding financial markets, future transactions, dividends, investments, capital expenditures, and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A, Risk Factors, of our Form 10-K Annual Report for 2013. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

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

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of June 30, 2014, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the second quarter of 2014, and has concluded that there was no change during the second quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

There has been no material change in the information provided in Item 1A of our Form 10-K Annual Report for 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchase activity during the second quarter of 2014 is as follows.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April	152,429	$78.47	126,039	10,687,428
May	250,176	$79.93	200,000	10,487,428
June	115,554	$83.80	—	10,487,428
Total	518,159	$80.36	326,039

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorizations, outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options, and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the second quarter of 2014, 191,754 were related to shares surrendered in connection with employee stock option exercises and 366 were related to shares withheld to cover tax withholdings associated with the vesting of restricted stock awards.

The 326,039 shares of our common stock were repurchased pursuant to the Board of Directors’ September 8, 2010, publicly announced authorization.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On July 24, 2014, we issued a press release reporting our results of operations for the second quarter of 2014. A copy of that press release is furnished herewith as Exhibit 99. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

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

10.03
Transfer Agency and Service Agreement as of January 1, 2014, between T. Rowe Price Services, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 25, 2014; File No. 033-05646).

10.04
Agreement as of January 1, 2014, between T. Rowe Price Retirement Plan Services, Inc. and certain of the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 25, 2014; File No. 033-05646).

10.05	Agreement as of January 1, 2014 between T. Rowe Price Associates, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 25, 2014; File No. 033-05646).

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99	Press release issued July 24, 2014, reporting our results of operations for the second quarter of 2014.

101
The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s unaudited condensed consolidated interim financial statements and notes that are included in this Form 10-Q Report.

	101.INS	XBRL Instance Document (File name: trow-20140630.xml).

	101.SCH	XBRL Taxonomy Extension Schema Document (File name: trow-20140630.xsd).

	101.CAL	XBRL Taxonomy Calculation Linkbase Document (File name: trow-20140630_cal.xml).

	101.LAB	XBRL Taxonomy Label Linkbase Document (File name: trow-20140630_lab.xml).

	101.PRE	XBRL Taxonomy Presentation Linkbase Document (File name: trow-20140630_pre.xml).

	101.DEF	XBRL Taxonomy Definition Linkbase Document (File name: trow-20140630_def.xml).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 24, 2014.
T. Rowe Price Group, Inc.

By:    /s/ Kenneth V. Moreland
Vice President, Chief Financial Officer and Treasurer