Form 10-Q
period 2014-09-30
PRICE T ROWE GROUP INC
filed 2014-10-23
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
Commission File Number: 000-32191
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
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, October 21, 2014, is 259,388,321.
The exhibit index is at Item 6 on page 23.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2013	9/30/2014
ASSETS
Cash and cash equivalents	$1,398.0	$1,644.5
Accounts receivable and accrued revenue	398.8	423.6
Investments in sponsored funds	1,611.9	1,936.7
Other investments	313.6	418.0
Property and equipment	572.9	572.3
Goodwill	665.7	665.7
Other assets	72.2	107.2
Total assets	$5,033.1	$5,768.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$103.9	$150.6
Accrued compensation and related costs	72.4	367.3
Income taxes payable	38.7	22.6
Total liabilities	215.0	540.5

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, undesignated, $.20 par value – authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value - authorized 750,000,000; issued 262,073,000 shares in 2013 and 260,655,000 in 2014	52.4	52.1
Additional capital in excess of par value	894.6	760.3
Retained earnings	3,682.8	4,249.1
Accumulated other comprehensive income	188.3	166.0
Total stockholders’ equity	4,818.1	5,227.5
Total liabilities and stockholders’ equity	$5,033.1	$5,768.0

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended		Nine months ended
	9/30/2013	9/30/2014	9/30/2013	9/30/2014
Revenues
Investment advisory fees	$768.3	$890.7	$2,210.9	$2,572.4
Administrative fees	85.4	92.7	258.1	280.8
Distribution and servicing fees	30.5	37.4	84.8	106.5
Net revenue of savings bank subsidiary	.2	—	.6	—
Net revenues	884.4	1,020.8	2,554.4	2,959.7

Operating expenses
Compensation and related costs	291.3	346.4	858.7	991.7
Advertising and promotion	14.7	12.7	58.9	49.9
Distribution and servicing costs	30.5	37.4	84.8	106.5
Depreciation and amortization of property and equipment	22.1	28.3	65.5	83.4
Occupancy and facility costs	32.9	35.9	101.0	107.3
Other operating expenses	67.0	71.4	188.2	210.0
Total operating expenses	458.5	532.1	1,357.1	1,548.8

Net operating income	425.9	488.7	1,197.3	1,410.9

Non-operating investment income	11.6	5.2	31.3	73.4

Income before income taxes	437.5	493.9	1,228.6	1,484.3
Provision for income taxes	167.2	190.3	468.6	570.6
Net income	$270.3	$303.6	$760.0	$913.7

Earnings per share on common stock
Basic	$1.03	$1.15	$2.92	$3.47
Diluted	$1.00	$1.12	$2.83	$3.37

Dividends declared per share	$.38	$.44	$1.14	$1.32

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three months ended		Nine months ended
	9/30/2013	9/30/2014	9/30/2013	9/30/2014
Net income	$270.3	$303.6	$760.0	$913.7
Other comprehensive income (loss)
Net unrealized holding gains (losses) on available-for-sale investments	62.5	(56.8)	90.7	3.0
Reclassification adjustments related to net gains realized on dispositions recognized in non-operating investment income, determined using average cost	—	(.9)	(11.5)	(44.6)
Total net unrealized holding gains (losses) recognized in other comprehensive income	62.5	(57.7)	79.2	(41.6)
Currency translation adjustments	(12.2)	(2.5)	(17.3)	4.8
Other comprehensive income (loss) before income taxes	50.3	(60.2)	61.9	(36.8)
Deferred tax benefit (income taxes)	(19.8)	23.3	(24.9)	14.5
Total other comprehensive income (loss)	30.5	(36.9)	37.0	(22.3)
Total comprehensive income	$300.8	$266.7	$797.0	$891.4

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine months ended
	9/30/2013	9/30/2014
Cash flows from operating activities
Net income	$760.0	$913.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	65.5	83.4
Stock-based compensation expense	81.3	95.9
Realized gains on dispositions of sponsored funds	(11.5)	(44.6)
Net gains recognized on other investments	(7.3)	(9.0)
Net change in trading securities held by consolidated sponsored investment portfolios	(25.7)	(90.1)
Other changes in assets and liabilities	296.0	266.8
Net cash provided by operating activities	1,158.3	1,216.1

Cash flows from investing activities
Investments in sponsored funds	(112.5)	(445.8)
Dispositions of sponsored funds	37.0	123.8
Investments in debt securities held by savings bank subsidiary	(26.8)	—
Proceeds from debt securities held by savings bank subsidiary	36.0	—
Additions to property and equipment	(74.6)	(82.6)
Other investing activity	2.3	(11.1)
Net cash used in investing activities	(138.6)	(415.7)

Cash flows from financing activities
Repurchases of common stock	(14.1)	(283.7)
Common share issuances under stock-based compensation plans	101.2	52.6
Excess tax benefits from stock-based compensation plans	26.3	24.4
Dividends	(297.1)	(347.2)
Change in savings bank subsidiary deposits	(21.8)	—
Net cash used in financing activities	(205.5)	(553.9)

Cash and cash equivalents
Net change during period	814.2	246.5
At beginning of year	879.1	1,398.0
At end of period	$1,693.3	$1,644.5

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
Balances at December 31, 2013	262,073	$52.4	$894.6	$3,682.8	$188.3	$4,818.1
Net income				913.7		913.7
Other comprehensive loss, net of tax					(22.3)	(22.3)
Dividends				(347.2)		(347.2)
Common stock-based compensation plans activity
Shares issued upon option exercises	1,839.3		51.8			52.1
Restricted shares issued, net of shares withheld for taxes	762.2		(.3)			(.1)
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	4	—	(.1)			(.1)
Forfeiture of restricted awards	(115)	—	—			—
Net tax benefits			24.7			24.7
Stock-based compensation expense			95.9			95.9
Restricted stock units issued as dividend equivalents			.2	(.2)		—
Common shares repurchased	(3,908)	(.8)	(306.5)	—		(307.3)
Balances at September 30, 2014	260,655	$52.1	$760.3	$4,249.1	$166.0	$5,227.5

The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	– THE COMPANY AND BASIS OF PREPARATION.

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

Accounts receivable from our sponsored mutual funds for advisory fees and advisory-related administrative services aggregate $221.9 million at December 31, 2013, and $237.4 million at September 30, 2014.

Revenues (in millions) from advisory services provided under agreements with our sponsored mutual funds and other investment clients include:

	Three months ended		Nine months ended
	9/30/2013	9/30/2014	9/30/2013	9/30/2014
Sponsored U.S. mutual funds
Stock and blended asset	$452.0	$537.8	$1,276.3	$1,549.8
Bond and money market	89.3	103.8	275.0	296.0
	541.3	641.6	1,551.3	1,845.8
Other investment portfolios
Stock and blended asset	187.4	210.8	538.1	610.1
Bond, money market, and stable value	39.6	38.3	121.5	116.5
	227.0	249.1	659.6	726.6
Total	$768.3	$890.7	$2,210.9	$2,572.4

The following table summarizes the investment portfolios and assets under management (in billions) on which we earn advisory fees.

	Average during		Average during
	the third quarter of		the first nine months of
	2013	2014	2013	2014
Sponsored U.S. mutual funds
Stock and blended asset	$305.4	$367.5	$289.5	$356.3
Bond and money market	90.8	104.2	91.8	100.6
	396.2	471.7	381.3	456.9
Other investment portfolios
Stock and blended asset	182.5	205.7	177.3	200.2
Bond, money market, and stable value	57.6	62.1	62.3	62.3
	240.1	267.8	239.6	262.5
Total	$636.3	$739.5	$620.9	$719.4

			As of
			12/31/2013	9/30/2014
Sponsored U.S. mutual funds
Stock and blended asset			$341.7	$362.0
Bond and money market			93.6	104.4
			435.3	466.4
Other investment portfolios
Stock and blended asset			195.3	203.5
Bond, money market, and stable value			61.8	61.3
			257.1	264.8
Total			$692.4	$731.2

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for 6.1% of our assets under management at September 30, 2014.

The following table summarizes the other fees (in millions) earned from our sponsored U.S. mutual funds.

	Three months ended		Nine months ended
	9/30/2013	9/30/2014	9/30/2013	9/30/2014
Administrative fees	$65.3	$73.5	$199.1	$222.1
Distribution and servicing fees	$30.5	$37.4	$84.8	$106.5

NOTE 3	– INVESTMENTS IN SPONSORED FUNDS - AVAILABLE-FOR-SALE.

We make investments in our sponsored funds for general corporate investment purposes or to provide seed capital for newly formed funds. These sponsored funds (in millions) are voting interest entities and include:

	Aggregate cost	Unrealized holding		Aggregate fair value
		gains	losses
December 31, 2013
Stock and blended asset funds	$354.7	$302.5	$—	$657.2
Bond funds	904.0	53.6	(2.9)	954.7
Total	$1,258.7	$356.1	$(2.9)	$1,611.9

September 30, 2014
Stock and blended asset funds	$496.1	$259.2	$(.6)	$754.7
Bond funds	1,129.1	56.6	(3.7)	1,182.0
Total	$1,625.2	$315.8	$(4.3)	$1,936.7

The unrealized holding losses are attributable to six fund holdings with an aggregate fair value of $155.9 million at December 31, 2013, and 11 fund holdings with an aggregate fair value of $322.7 million at September 30, 2014. These unrealized losses are considered temporary.

NOTE 4	– OTHER INVESTMENTS.

These investments (in millions) include:

	12/31/2013	9/30/2014
Cost method investments
10% interest in Daiwa SB Investments Ltd. (Japan)	$6.6	$3.0
Other investments	53.5	60.1
Equity method investments
26% interest in UTI Asset Management Company Limited (India)	122.6	134.7
Sponsored fund investments	104.1	129.4
Other investments	4.8	5.4
Investments held as trading
Sponsored fund investments	8.5	10.5
Securities held by consolidated sponsored investment portfolios	12.5	73.9
U.S. Treasury note	1.0	1.0
Total	$313.6	$418.0

The securities held by consolidated sponsored investment portfolios, sponsored fund investments held as trading, and the sponsored fund investments treated as equity method investments relate to investment portfolios in which we provided initial seed capital at the time of its formation. We have determined at December 31, 2013 and September 30, 2014, that these investment portfolios are voting interest entities and, as a result, have consolidated those sponsored portfolios in which we own a majority of the voting interest.

During the third quarter of 2014, we deconsolidated certain sponsored investment portfolios, in which we provided initial seed capital at the time of its formation, as we no longer had a controlling financial interest. Accordingly, we deconsolidated the carrying value of the investments held as trading, which was $25.5 million at the deconsolidation dates, and are reporting our residual interest in these sponsored investment portfolios as an equity method investment. Since our consolidated investment portfolios were carried at fair value, we did not recognize any gain or loss in our condensed consolidated statement of income upon deconsolidation. The impact of the deconsolidation on our condensed consolidated balance sheet was immaterial.

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

	Level 1	Level 2
December 31, 2013
Cash equivalents	$1,288.1	$—
Investments in sponsored funds - available-for-sale	1,611.9	—
Investments held as trading	21.0	—
Total	$2,921.0	$—

September 30, 2014
Cash equivalents	$1,424.9	$—
Investments in sponsored funds - available-for-sale	1,936.7	—
Investments held as trading	29.4	55.0
Total	$3,391.0	$55.0

NOTE 6	– COMMON STOCK REPURCHASES.

At September 30, 2014, a liability of $23.6 million is included in accounts payable and accrued expenses for common stock repurchases that settled the first week of October.

NOTE 7	– STOCK-BASED COMPENSATION.

STOCK OPTIONS.

The following table summarizes the status of and changes in our stock option grants during the first nine months of 2014.

	Options	Weighted- average exercise price
Outstanding at January 1, 2014	31,574,958	$52.18
Semiannual grants	3,506,465	$80.15
New hire grants	37,250	$80.04
Non-employee director grants	8,400	$81.80
Exercised	(2,535,645)	$43.01
Forfeited	(436,613)	$61.12
Expired	(946)	$52.62
Outstanding at September 30, 2014	32,153,869	$55.87
Exercisable at September 30, 2014	16,752,105	$48.17

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of and changes in our nonvested restricted shares and restricted stock units during the first nine months of 2014.

	Restricted shares	Restricted stock units	Weighted-average fair value
Nonvested at December 31, 2013	1,877,086	823,593	$67.21
Granted to employees and non-employee directors - time-based	751,635	370,020	$80.16
Granted to employees - performance-based	12,000	67,200	$80.14
Vested	(15,917)	(16,903)	$69.61
Forfeited	(115,367)	(24,377)	$69.20
Nonvested at September 30, 2014	2,509,437	1,219,533	$71.29

The nonvested at September 30, 2014, includes 55,200 performance-based restricted shares and 186,150 performance-based restricted stock units. These performance-based restricted shares and units include 43,200 restricted shares and 118,950 restricted stock units for which the performance period has lapsed and the performance threshold has been met.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense (in millions) to be recognized over the remaining vesting periods of the stock-based awards outstanding at September 30, 2014. Estimated future compensation expense will change to reflect future option grants; future awards of unrestricted shares, restricted shares, and restricted stock units; changes in estimated forfeitures; changes in the probability of performance thresholds being met; and adjustments for actual forfeitures.

Fourth quarter 2014	$37.1
2015	110.4
2016 through 2019	115.8
Total	$263.3

NOTE 8	– EARNINGS PER SHARE CALCULATIONS.

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

	Three months ended		Nine months ended
	9/30/2013	9/30/2014	9/30/2013	9/30/2014
Net income	$270.3	$303.6	$760.0	$913.7
Less: net income allocated to outstanding restricted stock and stock unit holders	(2.6)	(3.8)	(6.4)	(10.5)
Net income allocated to common stockholders	$267.7	$299.8	$753.6	$903.2

Weighted-average common shares
Outstanding	258.7	259.7	257.9	260.2
Outstanding assuming dilution	266.5	267.4	265.9	268.2

The following table shows the weighted-average outstanding stock options (in millions) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive.

	Three months ended		Nine months ended
	9/30/2013	9/30/2014	9/30/2013	9/30/2014
Weighted-average outstanding stock options excluded	2.7	3.9	2.9	3.7

NOTE 9 - OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME.

The following table presents the impact of the components (in millions) of other comprehensive income or loss on deferred tax benefits (income taxes).

	Three months ended		Nine months ended
	9/30/2013	9/30/2014	9/30/2013	9/30/2014
Deferred tax benefit (income taxes) on:
Net unrealized holding gains or losses	$(24.1)	$22.2	$(35.5)	$(1.1)
Reclassification adjustment recognized in the provision for income taxes related to net gains realized on dispositions	—	.3	4.5	17.3
Deferred tax benefit (income taxes) on net unrealized holding gains or losses	(24.1)	22.5	(31.0)	16.2
Deferred tax benefit (income taxes) on currency translation adjustments	4.3	.8	6.1	(1.7)
Total net deferred tax benefit (income taxes)	$(19.8)	$23.3	$(24.9)	$14.5
The changes (in millions) in each component of accumulated other comprehensive income, including reclassification adjustments for the first nine months of 2014 are presented in the table below.

	Net unrealized holding gains
	Investments in sponsored funds	Equity share of UTI’s net unrealized holding gains	Total net unrealized holding gains	Currency translation adjustments	Total
Balances at December 31, 2013	$215.9	$.4	$216.3	$(28.0)	$188.3
Other comprehensive income before reclassifications and income taxes	2.8	.2	3.0	4.8	7.8
Reclassification adjustments related to net gains realized on dispositions recognized in non-operating investment income, determined using average cost	(44.6)	—	(44.6)	—	(44.6)
	(41.8)	.2	(41.6)	4.8	(36.8)
Deferred tax benefits (income taxes)	16.3	(.1)	16.2	(1.7)	14.5
Other comprehensive income (loss)	(25.5)	.1	(25.4)	3.1	(22.3)
Balances at September 30, 2014	$190.4	$.5	$190.9	$(24.9)	$166.0

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:

We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries (“the Company”) as of September 30, 2014, the related condensed consolidated statements of income and comprehensive income for the three- and nine- month periods ended September 30, 2014 and 2013, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2014 and 2013, and the related condensed consolidated statement of stockholders’ equity for the nine-month period ended September 30, 2014. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
October 23, 2014

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our sponsored U.S. mutual funds and other investment portfolios. The other investment portfolios include separately managed accounts, subadvised funds, and other sponsored investment portfolios including collective investment trusts, target-date retirement trusts, Luxembourg-based funds offered to investors outside the U.S., and portfolios offered through variable annuity life insurance plans. Investment advisory clients domiciled outside the U.S. account for 6.1% of our assets under management at September 30, 2014.

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

BACKGROUND.

U.S. stocks were mixed in the third quarter. Despite ongoing unrest in the Middle East and Ukraine and the Fed’s tapering of its asset purchases, major large-cap indexes continued grinding their way to new all-time highs for most of the period. Their advance was supported by generally favorable U.S. economic data and corporate fundamentals, as well as new stimulus measures from central banks in the eurozone and China. Falling long-term U.S. interest rates for much of the quarter also helped. Mid-cap and small-cap shares stumbled, however, amid concerns about valuations and risks following several years of robust returns.

Stocks in developed non-U.S. markets produced negative returns in U.S. dollar terms, in part because of a significantly stronger dollar. Equities in Europe fared worse than stocks in Asia, as the eurozone economic recovery faltered and some countries slipped back into recession. Equities in developing markets declined but outperformed most developed non-U.S. markets. All major emerging regions fell, but Asian markets held up fairly well.

Returns of several major equity market indexes for the three- and nine-month periods ended September 30, 2014, are as follows:

	Three months ended	Nine months ended
Index	9/30/2014	9/30/2014
S&P 500 Index	1.1%	8.3%
NASDAQ Composite Index (1)	1.9%	7.6%
Russell 2000 Index	(7.4)%	(4.4)%
MSCI EAFE (Europe, Australasia, and Far East) Index	(5.8)%	(1.0)%
MSCI Emerging Markets Index	(3.4)%	2.8%
 (1) returns exclude dividends

Global and higher-risk bonds generally declined in the third quarter. In the U.S., long-term Treasuries performed well as long-term interest rates declined to their lowest levels in more than a year before rebounding in September. The yield on the benchmark 10-year Treasury note, which was 2.5% at the end of June, slipped to nearly 2.3% near the end of August but rose to 2.5% by the end of September. Municipal bonds also did well amid limited new issuance and strong demand. Other investment-grade bond segments were mostly flat. High yield bonds declined and underperformed investment-grade issues, as credit spreads widened in response to risk aversion and weaker demand.

Bonds in developed non-U.S. markets declined in dollar terms as the U.S. dollar strengthened versus other currencies. Emerging markets bonds declined but held up somewhat better than bonds in developed markets. Bonds denominated in local currencies fared worse than dollar-denominated emerging markets debt.

Returns for several major bond market indexes for the three- and nine-month periods ended September 30, 2014, are as follows:

	Three months ended	Nine months ended
Index	9/30/2014	9/30/2014
Barclays U.S. Aggregate Bond Index	0.2%	4.1%
Credit Suisse High Yield Index	(1.9)%	3.5%
Barclays Municipal Bond Index	1.5%	7.6%
Barclays Global Aggregate Ex-U.S. Dollar Bond Index	(5.4)%	(0.1)%
JPMorgan Emerging Markets Bond Index Plus	(2.1)%	7.2%

ASSETS UNDER MANAGEMENT.

Assets under management (in billions) as of December 31, 2013 and September 30, 2014, are presented by investment portfolio and investment objective in the following table.

	As of
	12/31/2013	9/30/2014
Sponsored U.S. mutual funds	$435.3	$466.4
Other investment portfolios	257.1	264.8
Total	$692.4	$731.2

	As of
	12/31/2013	9/30/2014
Stock and blended asset portfolios	$537.0	$565.5
Fixed income portfolios	155.4	165.7
Total	$692.4	$731.2

The following table details the changes in our assets under management (in billions) and the amount of our net cash flows (in billions) that were sourced from our target-date retirement funds during the first nine months of 2014.

	Quarter ended 3/31/2014	Quarter ended 6/30/2014	Quarter ended 9/30/2014	Nine months ended 9/30/2014
Assets under management at beginning of period	$692.4	$711.4	$738.4	$692.4
Net cash flows
Sponsored U.S. mutual funds	8.4	3.6	1.1	13.1
Other investment portfolios	.4	(3.8)	(.9)	(4.3)
	8.8	(.2)	.2	8.8
Market valuation changes and income	10.2	27.2	(7.4)	30.0
Change during the period	19.0	27.0	(7.2)	38.8
Assets under management at end of period	$711.4	$738.4	$731.2	$731.2

Net cash flows sourced from target-date retirement portfolios	$6.0	$5.2	$3.7	$14.9

The target-date retirement portfolios invest in a broadly diversified portfolio of other Price funds or Price collective investment trusts, and automatically rebalance to maintain their specific asset allocation weightings. Assets under management in these retirement portfolios at September 30, 2014, totaled $142.4 billion, including $122.5 billion in target-date retirement funds and $19.9 billion in target-date retirement trusts.

We incur significant expenditures to attract new investment advisory clients and additional investments from our existing clients. These efforts involve costs that generally precede any future revenues that we might recognize from additions to our assets under management.

RESULTS OF OPERATIONS.

Third quarter of 2014 versus third quarter of 2013.

	Three months ended
	9/30/2014	9/30/2013	Dollar Change	Percent Change
(in millions, except per-share data)
Investment advisory fees	$890.7	$768.3	$122.4	15.9%
Net revenues	$1,020.8	$884.4	$136.4	15.4%
Operating expenses	$532.1	$458.5	$73.6	16.1%
Net operating income	$488.7	$425.9	$62.8	14.7%
Non-operating investment income	$5.2	$11.6	$(6.4)	(55.2)%
Net income	$303.6	$270.3	$33.3	12.3%

Diluted earnings per share on common stock	$1.12	$1.00	$.12	12.0%

Investment advisory fees earned in the third quarter of 2014 are up over the comparable 2013 quarter as average assets under our management increased $103.2 billion, or 16.2%, to $739.5 billion. The average annualized effective fee rate earned on our assets under management during the third quarter of 2014 was 47.8 basis points, which is virtually unchanged from the 47.9 basis points earned during the third quarter of 2013 and 47.7 basis points earned during the full year 2013. We voluntarily waived $14.6 million in money market related fees, including advisory fees and fund expenses, in the third quarter of 2014, in order to maintain a positive yield for fund investors. The fee waivers in the third quarter of 2014 were up $.7 million from the comparable 2013 quarter and represent about 2% of total investment advisory fees earned during the third quarter of 2014. Fees were waived from each of our money market mutual funds and trusts, which have combined net assets of $16.3 billion at September 30, 2014. We expect that these fee waivers will continue for the remainder of 2014 and into 2015.

Our operating margin in the third quarter of 2014 was 47.9%, a slight decline compared to 48.2% in the 2013 quarter, as we continue to make investments to broaden and deepen our investment and distribution capabilities around the world.

Net revenues

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the U.S. were $641.6 million, an increase of $100.3 million, or 18.5%, on higher average assets under management. Average mutual fund assets under management in the third quarter of 2014 were $471.7 billion, an increase of 19.1% from the average in the third quarter of 2013.

Mutual fund assets at September 30, 2014, were $466.4 billion, down $4.5 billion from the end of June 2014. Net cash inflows into the mutual funds were $1.1 billion during the third quarter of 2014 as net inflows into the bond funds of $1.9 billion were offset in part by net outflows of $.7 billion from the stock and blended asset funds and $.1 billion from the money market funds. These cash flow amounts for the third quarter of 2014 include $3.4 billion that originated in our target-date retirement funds. Decreases in market valuations, net of income, lowered our mutual fund assets under management by $5.6 billion during the third quarter of 2014.

Investment advisory revenues earned in the third quarter of 2014 from our other investment portfolios were $249.1 million, an increase of $22.1 million from the comparable 2013 quarter. Average assets under management in the third quarter of 2014 were $267.8 billion, an increase of $27.7 billion, or 11.5%, from the average in the third quarter of 2013. Assets under management in these portfolios at September 30, 2014, were $264.8 billion, down $2.7 billion from the end of June 2014, as market depreciation, net of income, of $1.8 billion and net cash outflows of $.9 billion reduced assets under management during the 2014 quarter. These net cash outflows were primarily concentrated among a small number of institutional investors who redeemed from both equity and fixed income mandates. Investors domiciled outside the United States accounted for 6.1% of the firm's assets under management at September 30, 2014.

Administrative fee revenues increased $7.3 million to $92.7 million in the third quarter of 2014. The increase is primarily attributable to increased costs incurred to provide transfer agent servicing activities to the mutual funds and their investors. Changes in administrative fee revenues are generally offset by similar changes in related operating expenses that are incurred to provide services to the funds and their shareholders.

Distribution and servicing fee revenues earned from 12b-1 plans of the Advisor, R, and variable annuity II class shares of our sponsored funds and portfolios increased $6.9 million from the third quarter of 2013 on greater average assets under management in these share classes. The 12b-1 fees earned are offset entirely by the costs paid to third-party intermediaries who source these assets. These costs are reported as distribution and servicing costs in the condensed consolidated statements of income.

Operating expenses

Compensation and related costs were $346.4 million in the third quarter of 2014, an increase of $55.1 million, or 18.9%, compared to the third quarter of 2013. The largest part of the change is attributable to a $22.6 million increase in the interim accrual for our annual variable compensation programs and $19.0 million in higher base salaries and related benefits, which result from a modest increase in salaries at the beginning of 2014 combined with a 4.9% increase in our average staff size from the third quarter of 2013. The balance of the change from the 2013 quarter is attributable to an increase in temporary personnel to support our continued investment in our capabilities, an increase in non-cash stock-based compensation expense, and higher other employee-related costs. At September 30, 2014, we employed 5,824 associates.

Advertising and promotion costs were $12.7 million in the third quarter of 2014, a decrease of $2.0 million from the comparable 2013 period. The decrease in cost is primarily a result of repurposing this spending to other distribution activities. As such, we expect total advertising and promotion costs for 2014 to be about 10% lower than such costs in 2013.

Occupancy and facility costs, together with depreciation and amortization expense, were $64.2 million in the third quarter of 2014, up $9.2 million compared to the third quarter of 2013. About a third of the increase is attributable to the opening of two new buildings at our Owings Mills, Maryland campus in the fourth quarter of 2013. The increase also includes the added costs to renovate certain existing facilities, as well as update and enhance technology capabilities, including related maintenance programs.

Other operating expenses in the third quarter of 2014 were up $4.4 million from the comparable 2013 quarter, as increased business demands and our continued investment in our operating capabilities have increased costs. These higher costs in the third quarter of 2014 include those related to our defined contribution recordkeeping business and travel costs.

Non-operating investment income

Net non-operating investment income, which includes the recognition of investment gains and losses, in the third quarter of 2014 decreased $6.4 million from the 2013 quarter to $5.2 million. The decrease is primarily due to lower market valuations which resulted in net investment losses to be recognized on certain of the firm's other investments in the third quarter of 2014 compared with net investment gains in the 2013 quarter.

Provision for income taxes

The effective tax rate for the third quarter of 2014 was 38.5%, and we currently estimate that our effective tax rate for the full-year 2014 will be about 38.4%. Our effective income tax rate reflects the relative contribution of pre-tax income generated by our non-U.S. subsidiaries that are subject to tax rates that are lower than our U.S. rates. Changes in the relative contribution of pre-tax income from U.S. and non-U.S. sources or changes in tax rates in the U.S. or relevant non-U.S. jurisdictions may affect our effective income tax rate and overall net income in the future.

First nine months of 2014 versus first nine months of 2013.

	Nine months ended
	9/30/2014	9/30/2013	Dollar Change	Percent Change
(in millions, except per-share data)
Investment advisory fees	$2,572.4	$2,210.9	$361.5	16.4%
Net revenues	$2,959.7	$2,554.4	$405.3	15.9%
Operating expenses	$1,548.8	$1,357.1	$191.7	14.1%
Net operating income	$1,410.9	$1,197.3	$213.6	17.8%
Non-operating investment income	$73.4	$31.3	$42.1	134.5%
Net income	$913.7	$760.0	$153.7	20.2%

Diluted earnings per share on common stock	$3.37	$2.83	$.54	19.1%

Investment advisory revenues earned in the first nine months of 2014 increased over the comparable 2013 period, as average assets under our management increased $98.5 billion, or 15.9%, to $719.4 billion. The average annualized fee rate earned on our assets under management was 47.8 basis points in the first nine months of 2014, up from the 47.6 basis points earned in the first nine months of 2013. We waived $43.9 million in money market related fees, including advisory fees and fund expenses, in the first nine months of 2014, an increase of $7.1 million from the $36.8 million waived in the 2013 period. The fee waivers in the first nine months of 2014 represent about 2% of our total investment advisory revenues earned during the same period.

Greater average assets under management and the higher annualized fee rate have increased our investment advisory revenues and helped lift our operating margin in the first nine months of 2014 to 47.7% compared to 46.9% in the 2013 period. Non-operating investment income for the first nine months of 2014 includes higher gains of $33.1 million realized from the sale of certain of our sponsored fund holdings. The proceeds were used to provide additional seed capital to other sponsored funds in support of our distribution efforts outside the U.S.

Net revenues

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the U.S. increased 19.0%, or $294.5 million, to $1.8 billion, on higher average mutual fund assets. Average mutual fund assets in the first nine months of 2014 were $456.9 billion, an increase of 19.8% from the average for the comparable 2013 period.

Mutual fund assets were $466.4 billion at September 30, 2014, an increase of $31.1 billion from $435.3 billion at the end of 2013. Investors added net cash inflows during the first nine months of 2014 of $13.1 billion, including $7.9 billion into our bond funds and $5.2 billion into our stock and blended asset funds. These cash flow amounts for the first nine months of 2014 include $12.1 billion that originated in our target-date retirement funds. Higher market appreciation and income in the first nine months of 2014 increased our mutual fund assets under management by $18.0 billion.

Investment advisory revenues earned on the other investment portfolios for the first nine months of 2014 were $726.6 million, an increase of $67.0 million, or 10.2%, from the $659.6 million earned in the comparable 2013 period. Average assets in these portfolios were $262.5 billion during the first nine months of 2014, up $22.9 billion from the comparable 2013 period. Assets under management in our other investments portfolios increased $7.7 billion from the end of 2013 to $264.8 billion at September 30, 2014. Market appreciation and income of $12.0 billion was offset in part by net outflows of $4.3 billion during the first nine months of 2014. These net cash outflows were primarily concentrated among a few subadvisory and international institutional clients and came from both fixed income and equity mandates.

Administrative fee revenues increased $22.7 million to $280.8 million in the first nine months of 2014. The increase is primarily attributable to the increased costs incurred to provide transfer agent servicing activities to the mutual funds and their investors. As noted above, changes in administrative fee revenues are generally offset by similar changes in related operating expenses that are incurred to provide services to the funds and their investors.

Distribution and servicing fee revenues earned from 12b-1 plans of the Advisor, R, and variable annuity II class shares of our sponsored portfolios were $106.5 million in the first nine months of 2014, an increase of $21.7 million from the comparable 2013 period on greater average assets under management in these share classes. The 12b-1 fees earned are offset entirely by the costs paid to third-party intermediaries who source these assets. These costs are reported as distribution and servicing costs in the condensed consolidated income statements.

Operating expenses

Compensation and related costs were $991.7 million in the first nine months of 2014, an increase of $133.0 million, or 15.5%, compared to the 2013 period. The largest part of the increase is attributable to a $47.2 million increase in our interim accrual for our annual variable compensation program and a $44.9 million increase in salaries and related benefits. Our average staff size has increased 5.1% from the first nine months of 2013. Higher temporary staff expenses, non-cash stock-based compensation expense, and other employee costs account for the remainder of the increase in compensation and related costs in the 2014 period.

Advertising and promotion costs were $49.9 million in the first nine months of 2014, a decrease of $9.0 million from the comparable 2013 period. The decrease in cost is primarily a result of repurposing this spending to other distribution activities.

Occupancy and facility costs, together with depreciation expense, increased $24.2 million, or 14.5%, compared to the first nine months of 2013. Nearly half of the increase is attributable to the opening of two new buildings at our Owings Mills, Maryland campus in the fourth quarter of 2013. The increase also includes the added costs to renovate certain existing facilities, as well as update and enhance technology capabilities, including related maintenance programs. These increases were offset by the non-recurrence of $3.5 million in costs incurred in the first nine months of 2013 to terminate certain facility leases.

Other operating expenses were $210.0 million in the first nine months of 2014, an increase of $21.8 million from the comparable 2013 period as increased business demands and our continued investment in capabilities have increased costs. These costs include costs related to our defined contribution recordkeeping business, information and third-party service costs, travel costs, and consulting and professional fees.

Non-operating investment income

Our non-operating investment income, which includes the recognition of investment gains and losses, was up $42.1 million from the first nine months of 2013. The increase is primarily due to the 2014 results including $44.6 million in gains realized on the sale of certain sponsored fund holdings compared with $11.5 million in gains realized in the comparable 2013 period. The balance of the increase is primarily a result of higher dividends earned on our sponsored investment portfolios and higher earnings recognized from our investment in UTI during the first nine months of 2014.

CAPITAL RESOURCES AND LIQUIDITY.

Operating activities during the first nine months of 2014 provided cash flows of $1,216.1 million, up $57.8 million from the 2013 period. Higher net income, non-cash depreciation and amortization, and non-cash stock-based compensation in the 2014 period increased cash flows by $153.7 million, $17.9 million, and $14.6 million, respectively, over the 2013 year-to-date period. These increases were offset by $64.4 million in more cash used in the first nine months of 2014 to seed new sponsored investment portfolios that we are consolidating and treating their underlying investment holdings as trading securities. Our operating cash flows in the first nine months of 2014 were also adjusted for $33.1 million in higher gains realized from the sale of certain available-for-sale sponsored fund investments as the related proceeds are reflected as an investing activity in our condensed consolidated statements of cash flows. Timing differences on the cash settlement of our assets and liabilities decreased our operating cash flows by $29.2 million compared to the 2013 period. Our interim operating cash flows do not include the cash impact of variable compensation that is accrued throughout the year before being substantially paid out in December.

Net cash used in investing activities totaled $415.7 million in the first nine months of 2014, an increase of $277.1 million from the comparable 2013 period, including an additional $246.5 million of net investments made into our sponsored funds. We also increased our property and equipment additions and other net investing activity by $8.0 million and $13.4 million, respectively, during the first nine months of 2014 compared to the 2013 period. The first nine months of 2013 also included $9.2 million in net cash proceeds received from the debt securities held by our savings bank subsidiary, an entity that was sold in the fourth quarter of 2013.

Net cash used in financing activities was $553.9 million in the first nine months of 2014, up $348.4 million from the comparable 2013 period. We increased our common stock repurchases by almost $270 million through the first nine months of 2014 compared with the 2013 period. Our cash outflow for dividends paid in 2014 increased $50.1 million due primarily to the 16% increase in our quarterly per-share dividend. The remaining increase in net cash used in financing activities is primarily due to a $48.6 million decrease in proceeds received from option exercises, as the number of options exercised during the first nine months of 2014 declined by about 1.5 million compared to the 2013 period.

Our cash and sponsored investment holdings at September 30, 2014, were $3.6 billion, and we have no debt. We anticipate property and equipment expenditures for the full year 2014 to be about $130 million and expect to fund them from our operating resources. We generally repurchase shares of our common stock over time to offset the dilution created by our equity-based compensation plans. Given the availability of our financial resources, we do not maintain an available external source of liquidity.

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

Our future revenues and results of operations will fluctuate primarily due to changes in the total value and composition of assets under our management. Such changes result from many factors including, among other things: cash inflows and outflows in the T. Rowe Price U.S. mutual funds (Price funds) and other managed investment portfolios; fluctuations in global financial markets that result in appreciation or depreciation of the assets under our management; our introduction of new mutual funds and investment portfolios; and changes in retirement savings trends relative to participant-directed investments and defined contribution plans. The ability to attract and retain investors’ assets under our management is dependent on investor sentiment and confidence; the relative investment performance of the Price funds and other managed investment portfolios as compared to competing offerings and market indexes; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; and our level of success in implementing our strategy to expand our business. Our revenues are substantially dependent on fees earned under contracts with the Price funds and could be adversely affected if the independent directors of one or more of the Price funds terminated or significantly altered the terms of the investment management or related administrative services agreements. Non-operating investment income will also fluctuate primarily due to the size of our investments, changes in their market valuations, and any other-than-temporary impairments that may arise, or in the case of our equity method investments, our proportionate share of the investee’s net income.

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

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of September 30, 2014, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the third quarter of 2014, and has concluded that there was no change during the third quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

With the exception to the update provided below related to our legal and regulatory risk factors, there have been no material changes in the information provided in Item 1A of our Form 10-K Annual Report for 2013.

On July 23, 2014, the Securities and Exchange Commission (SEC) adopted additional reforms regulating money market funds. The reforms will require institutional non-government money market funds to operate with a floating net asset value (NAV) and require all non-government money market funds to impose liquidity fees and redemption gates under certain conditions. Government and retail money market funds will continue using current pricing and accounting methods to seek to maintain a stable NAV. The SEC adopted other reforms for money market funds, including additional disclosure and reporting requirements, tightening of diversification requirements, and enhanced stress testing. These reforms will take effect over the next two years and could have a negative impact on the attractiveness of such funds to investors and also subject us to additional regulatory requirements and costs to comply with such requirements. However, we do not believe that these reforms, once effective, will have a material impact on our business.

We are subject to various laws and regulations in the jurisdictions where we operate outside the U.S., including pan-European Directives, such as the Alternative Investment Fund Management Directive (AIFMD). The AIFMD has come into effect and, although there are additional reporting and other requirements mandated by it, we do not anticipate any material impacts from its implementation.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchase activity during the third quarter of 2014 is as follows.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July	414,971	$79.54	400,000	10,087,428
August	1,866,002	$78.26	1,800,000	8,287,428
September	1,025,504	$79.22	982,758	7,304,670
Total	3,306,477	$78.72	3,182,758

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorizations, outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options, and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the third quarter of 2014, 122,991 were related to shares surrendered in connection with employee stock option exercises and 728 were related to shares withheld to cover tax withholdings associated with the vesting of restricted stock awards.

The 3,182,758 shares of our common stock were repurchased pursuant to the Board of Directors’ September 8, 2010, publicly announced authorization.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On October 23, 2014, we issued an earnings release reporting our results of operations for the third quarter of 2014 and first nine months of 2014. A copy of that earnings release is furnished herewith as Exhibit 99. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

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

10.05	Agreement as of January 1, 2014 between T. Rowe Price Associates, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 25, 2014; File No. 033-05646).

10.19	Supplemental Savings Plan (Incorporated by reference from Form S-8 registration statement filed on October 23, 2014; File No. 333-199560)

10.19.1	Supplemental Savings Plan - Schedule 1 - Sponsoring Employees (Incorporated by reference from Form S-8 registration statement filed on October 23, 2014; File No. 333-199560)

10.19.2	Supplemental Savings Plan - Schedule 2 - UK Addendum (Incorporated by reference from Form S-8 registration statement filed on October 23, 2014; File No. 333-199560)

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99	Earnings release issued October 23, 2014, reporting our results of operations for the third quarter and first nine months of 2014.

101
The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s unaudited condensed consolidated interim financial statements and notes that are included in this Form 10-Q Report.

	101.INS	XBRL Instance Document (File name: trow-20140930.xml).

	101.SCH	XBRL Taxonomy Extension Schema Document (File name: trow-20140930.xsd).

	101.CAL	XBRL Taxonomy Calculation Linkbase Document (File name: trow-20140930_cal.xml).

	101.LAB	XBRL Taxonomy Label Linkbase Document (File name: trow-20140930_lab.xml).

	101.PRE	XBRL Taxonomy Presentation Linkbase Document (File name: trow-20140930_pre.xml).

	101.DEF	XBRL Taxonomy Definition Linkbase Document (File name: trow-20140930_def.xml).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 23, 2014.
T. Rowe Price Group, Inc.

By:    /s/ Kenneth V. Moreland
Vice President, Chief Financial Officer and Treasurer