Form 10-K
period 2014-12-31
PRICE T ROWE GROUP INC
filed 2015-02-05
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    [   ]  Yes    [X]  No
The aggregate market value of the common equity (all voting) held by non-affiliates (excludes current executive officers and directors) computed using $84.41 per share (the NASDAQ Official Closing Price on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter) was $21.6 billion.
The number of shares outstanding of the registrant's common stock as of the latest practicable date, February 3, 2015, is 260,726,853.
DOCUMENTS INCORPORATED BY REFERENCE: In Part III, the Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.
Exhibit index begins on page 57.

PART I

Item 1.	Business.

T. Rowe Price Group, Inc. is a financial services holding company that provides global investment management services through its subsidiaries to individual and institutional investors in the sponsored T. Rowe Price mutual funds distributed in the United States and other investment portfolios. These other investment portfolios include separately managed accounts, subadvised funds, and other sponsored investment portfolios, including collective investment trusts, target-date retirement trusts, Luxembourg-based funds offered to investors outside the United States, and portfolios offered through variable annuity life insurance plans in the U.S.

The late Thomas Rowe Price, Jr., founded our firm in 1937, and the common stock of T. Rowe Price Associates, Inc. was first offered to the public in 1986. The T. Rowe Price Group corporate holding company structure was established in 2000.

We derive the vast majority of our consolidated net revenue and net income from investment advisory services provided by our subsidiaries, primarily T. Rowe Price Associates and T. Rowe Price International Ltd. Our revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations. At December 31, 2014, we had $746.8 billion in assets under management, including $477.6 billion in the Price funds and $269.2 billion in other investment portfolios.

Our assets under management are accumulated from a diversified client base across four primary distribution channels: third-party financial intermediaries that distribute our managed investment portfolios in the U.S. and other countries; individual U.S. investors on a direct basis; U.S. defined contribution retirement plans; and institutional investors globally. As of December 31, 2014, nearly forty-five percent of our assets under management are sourced from our third-party financial intermediary distribution channel with the remaining three distribution channels comprising the balance. We have taken steps to broaden and deepen our distribution reach in overseas markets and with financial intermediaries. These initiatives are part of multi-year plans designed to further diversify our assets under management and client base. In 2014, we made key hires and continued to make investments in infrastructure to support these initiatives over the long-term.

The assets we manage are a broad range of U.S. and international stock, blended asset, bond, and money market mutual funds and other investment portfolios that are designed to meet the varied and changing needs and objectives of individual and institutional investors. Investors select mutual funds based on the distinct objective that is described in each fund’s prospectus and can exchange balances among the funds as permitted when economic and market conditions and their investment needs change. The investment objectives and investment management approaches employed in our other investment portfolios are similar to those in the Price funds. We also offer specialized advisory services, including management of stable value investment contracts and a distribution management service for the disposition of equity securities our clients receive from third-party venture capital investment pools.

Investment objectives for our managed investment portfolios, including the Price funds, accommodate a variety of strategies. Equity investment strategies may emphasize large-cap, mid-cap or small-cap investing; growth, value or core investing; and U.S., global, multi-regional and regional international, emerging market, and sector investing. Our fixed income strategies may focus on high yield, U.S. taxable bond, taxable low-duration, international, and municipal tax-free investing. We also combine strategies across asset classes to create solutions that help our clients achieve a single investment objective. To this end, we offer systematic, tax-efficient, blended equity, and asset allocation investment strategies, including target-date retirement investment portfolios.

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

From time to time, we introduce new funds and other investment portfolios to complement and expand our investment offerings, respond to competitive developments in the financial marketplace, and meet the changing needs of our investment advisory clients. We will introduce a new investment strategy if we believe that we have the appropriate investment management expertise and that its objective will be useful for investors over a long period. Since the beginning of 2014, we have launched three new equity products—Asia Opportunities, Frontier Markets, and International Concentrated Equity—and three new fixed income products—Dynamic Global Bond, Credit Opportunities, and Intermediate Tax Free High Yield. Two additional fixed income products were opened in January 2015. We typically provide seed capital for the new investment portfolio to enable the portfolio manager to begin building an investment performance history in advance of the portfolio receiving sustainable client assets. The length of time we hold our seed capital investment will vary for each new investment portfolio as it is highly dependent on how long it takes to generate cash flows into the portfolio from unrelated investors. We attempt to ensure that the new investment portfolio has a sustainable level of assets from unrelated shareholders before we consider redemption of our seed capital investment in order to not negatively impact the new investment portfolio's net asset value or its investment performance record. At December 31, 2014, approximately 39% of our investments in sponsored portfolios and other investments is considered seed investments.

Conversely, we may also limit new investments into a mutual fund or investment strategy in order to maintain the integrity of the investment strategy and to protect the interests of its existing fund shareholders and investors. At present, the following mutual funds and affiliated other investment portfolios are closed to new investors.

Fund	Date Closed
Institutional Mid-Cap Equity Growth Fund	December 8, 2003
Mid-Cap Growth Fund	May 31, 2010
Mid-Cap Value Fund	May 31, 2010
High Yield Fund	April 27, 2012
Institutional High Yield Fund	April 27, 2012
Institutional Small-Cap Stock Fund	December 31, 2013
New Horizons Fund	December 31, 2013
Small-Cap Stock Fund	December 31, 2013
Capital Appreciation Fund	June 30, 2014

We also provide certain administrative services as ancillary services to our investment advisory clients. These administrative services are provided by several of our subsidiaries and include mutual fund transfer agent, accounting, distribution, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans investing in our sponsored mutual funds; recordkeeping services for defined contribution retirement plans investing in mutual funds outside the T. Rowe Price complex; brokerage; and trust services. Substantially all of our administrative and distribution and servicing fee revenues in 2014 were determined based generally on the recovery of our related costs to provide these services. Therefore, changes in our administrative fees, distribution and servicing fees, and related expenses generally do not significantly affect our net operating income or net income.

In 2014, we made a long-term strategic decision to change our delivery of certain administrative services, including fund accounting and other investment recordkeeping operations. We are currently in negotiations with BNY Mellon to perform these services. If a formal agreement is reached, we do not expect that the impact on our future operating results will be material.

2014 DEVELOPMENTS.

U.S. equities, as measured by the S&P 500 Index, rose in 2014 for the sixth consecutive year. The S&P 500 Index and the NASDAQ Composite Index, which is heavily weighted in technology companies, returned 13.7% and 13.4%, respectively, in 2014. Equities in developed non-U.S. markets declined in dollar terms in 2014, as a stronger U.S. dollar versus other currencies reduced overseas returns to U.S. investors. Emerging markets equities, in aggregate, declined in dollar terms but held up better than developed non-U.S. markets. Global bonds produced mostly positive returns in 2014.

Our 2014 results include net revenues of nearly $4.0 billion, net income of $1.2 billion, and diluted earnings per share of $4.55, an increase of 16.7% from the $3.90 per share earned in 2013. Investment advisory fees earned in 2014 are up 14.6% over 2013 as average assets under our management increased $90.9 billion, or 14.3%, to $724.7 billion. The average annualized fee rate earned on our assets under management was 47.8 basis points during 2014, virtually unchanged from the 47.7 basis points earned in 2013.

Six Price funds - Growth Stock, Equity Income, Mid-Cap Growth, Blue-Chip Growth, Value, and Capital Appreciation - accounted for 27% of our investment advisory revenues in 2014, and 23% of our assets under management at December 31,

2014. Our largest client account relationship apart from the Price funds is with a third-party financial intermediary that accounted for about 4% of our investment advisory revenues in 2014.

Assets under management ended 2014 at a record $746.8 billion, an increase of $54.4 billion from the end of 2013. Market appreciation and income, net of distributions not reinvested, added $50.7 billion and net cash inflows added $3.7 billion in assets under management during 2014. Net cash inflows of $11.8 billion into the Price funds were partially offset by net cash outflows of $8.1 billion from our other investment portfolios. These net cash outflows were primarily from a few institutional and subadvisory clients who redeemed significant amounts from a small number of equity and fixed income strategies. The mutual fund and other investment portfolio 2014 cash flow amounts are each presented net of $5.3 billion in assets clients transferred from the mutual funds to other sponsored investment portfolios during the year, primarily our target-date retirement trusts.

Our target-date retirement funds and trusts, which provide shareholders with single, diversified portfolios that invest in underlying T. Rowe Price funds and T. Rowe Price collective investment trusts, continue to be a significant source of our asset growth. In 2014, our net cash flows include $17.7 billion that originated in these portfolios, including $13.2 billion in our target-date retirement funds.

Details of our assets under management (in billions) at December 31, 2014, are as follows:

Assets under management by investment portfolio
Sponsored U.S. mutual funds	$477.6
Other investment portfolios	269.2
Total	$746.8

Assets under management by mandate
U.S. stocks and blended asset	$496.9
International stocks and blended asset	83.0
Total stock and blended asset portfolios	579.9

U.S. fixed income	149.5
International fixed income	17.4
Total fixed income portfolios	166.9
$746.8
Assets under management by account type
Retirement accounts and variable annuity portfolios	$511.2
Other	235.6
$746.8

Our target-date retirement portfolios account for 19.9% of our managed assets at December 31, 2014, compared with 17.5% at the end of 2013. The assets under management in these portfolios totaled $148.5 billion at December 31, 2014, including $126.0 billion in target-date retirement funds and $22.5 billion in target-date retirement trusts.

Non-U.S. dollar denominated securities held in client accounts are $100.7 billion, or 13.5% of our total assets under management at December 31, 2014. Investors domiciled outside the U.S. represent 5.6% of total assets under management at the end of 2014. We service clients in 36 countries around the world.

Investment Performance.

Strong investment performance and brand awareness is a key driver to attracting assets and to our long-term success. As of the end of 2014, 74% of the T. Rowe Price U.S. mutual funds across their share classes outperformed their comparable Lipper averages on a total return basis for the three-year period, 80% outperformed for the five-year period, 88% outperformed for the 10-year period, and 73% outperformed for the one-year period. In addition, T. Rowe Price stock, bond and blended asset funds that were given an overall rating of four or five stars from Morningstar at December 31, 2014, account for 82% of the assets under management in our rated funds. The performance of our institutional strategies against their benchmarks was substantially similar. Our target-date retirement funds continue to deliver very attractive long-term performance, with 100% of these funds outperforming their comparable Lipper averages on a total return basis for the three- and five-year periods ended December 31, 2014.

Capital Resources.

At December 31, 2014, we remain debt-free with substantial liquidity and resources, including cash and fund investment holdings of $3.4 billion. During the full year of 2014, we expended $415.5 million to repurchase 5.3 million shares of common stock. We generally repurchase shares of our common stock over time to offset the dilution created by our equity-based compensation plans. We presently plan to declare and pay quarterly cash dividends in 2015 that, taken together, will exceed the $1.76 per share in annual regular dividends declared and paid in 2014; however, there can be no assurance that we will continue to pay dividends at increasing rates or at all.

We also invested $126 million during the year in capitalized technology and facilities from existing cash balances. We currently expect total capital expenditures for facilities, equipment, and technology development for 2015 to be up to $175 million, which will be funded from operating resources.

Our substantial liquidity and resources also allow us to take advantage of attractive growth opportunities; invest in key capabilities, including investment professionals, technologies, and new investment strategy offerings; and, most importantly, provide our clients with strong investment management expertise and service both now and in the future. In the coming years, we expect to increase funding for long-term initiatives to sustain and deepen our investment talent, expand capabilities through enhanced technology, and broaden our distribution reach globally.

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

Advisory Services.

Investment advisory revenues earned from the Price funds are determined daily based on the net assets managed in each fund. The advisory fee paid monthly by each of the Price funds is computed on a daily basis by multiplying a fund’s net assets by its effective fee rate. Details of each fund's fee arrangement are available in its prospectus.

For the majority of the Price funds, the fee rate is equal to the sum of a tiered group fee rate plus an individual fund rate. The tiered group rate is based on the combined net assets of nearly all of the Price funds. If the combined net assets of these Price funds exceed $400 billion, the weighted-average fee across pricing tiers is 29.5 basis points for the first $400 billion of net assets plus 27.5 basis points for net assets in excess of $400 billion. To the extent that the combined net assets of the funds included in the group rate calculation increase, the group charge component of a fund's advisory fee rate and the resulting advisory fee rate paid by each fund will decrease.

The individual fund rates are generally flat rates that are set based on the fund’s specific investment objective. Several funds, including the Blue Chip Growth, Equity Income, Growth Stock and Mid-Cap Growth funds, have an effective tiered individual fund rate in which their base individual flat rate is reduced by about 15% on net assets in excess of $15 billion. The New Income and Value funds have their base individual flat rate reduced by about 20% on net assets in excess of $20 billion. The effective fee rates for the stock and bond funds on which we earned annual advisory fees of at least $6.0 million in 2014 varied from a low of 39 basis points for the Maryland Tax-Free Bond, Tax-Free Short-Intermediate, and Short-Term Bond funds to a high of 104 basis points for the Emerging Markets Stock, International Discovery, and Latin America funds.

The fee rate of several of the Price funds, including the Index and Summit funds as well as specific funds offered solely to institutional investors, do not include a group fee component but rather an individual fund fee or an all-inclusive fee. An all-inclusive fee covers both the investment management fee and ordinary operating expenses incurred by the fund. Each of the funds in the series of Spectrum Funds and in the series of target-date retirement funds that we offer invests in a diversified portfolio of other Price funds and has no separate investment advisory fee; rather, they indirectly bear the expenses of the funds in which they invest.

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

In 2014, we continued to voluntarily waive advisory fees and other fund expenses of all of our money market funds and trusts in order to maintain a positive yield for investors. Total fees waived in 2014 were $58.4 million, or about 2% of total investment advisory revenues earned during the year, compared to $51.2 million in 2013. We expect that these fee waivers will continue in 2015.

Assets under Management.

At December 31, 2014, assets under our management in the Price funds aggregated $477.6 billion, an increase of 9.7% or $42.3 billion from the beginning of the year. The following table presents the net assets (in billions) and the year of formation of our largest Price funds (net assets in excess of $1.0 billion at December 31, 2014) at December 31.

	2013	2014
Stock and blended asset funds:
Balanced (1991)	$3.7	$3.9
Blue Chip Growth (1993)	22.8	26.4
Capital Appreciation (1986)	19.1	22.9
Dividend Growth (1992)	4.1	4.6
Emerging Markets Stock (1995)	7.1	7.6
Equity Income (1985)	29.5	29.8
Equity Index 500 (1990)	20.2	24.4
European Stock (1990)	1.5	1.4
Global Technology (2000)	1.0	1.6
Growth & Income (1982)	1.5	1.6
Growth Stock (1950)	41.6	43.0
Health Sciences (1995)	8.6	11.8
Institutional Large-Cap Core Growth (2003)	.9	1.5
Institutional Large-Cap Growth (2001)	9.7	11.7
Institutional Large-Cap Value (2000)	1.6	2.2
Institutional Mid-Cap Equity Growth (1996)	4.2	5.5
Institutional Small-Cap Stock (2000)	1.6	2.0
International Discovery (1988)	3.5	3.6
International Growth & Income (1998)	9.0	10.2

	2013	2014
International Stock (1980)	12.3	12.9
Media & Telecommunications (1993)	3.3	3.2
Mid-Cap Growth (1992)	23.2	24.1
Mid-Cap Value (1996)	11.6	12.2
New America Growth (1985)	4.5	4.3
New Asia (1990)	4.6	4.0
New Era (1969)	4.3	3.6
New Horizons (1960)	15.8	15.4
Overseas Stock (2006)	7.5	9.4
Personal Strategy Balanced (1994)	1.7	1.7
Personal Strategy Growth (1994)	1.3	1.4
Personal Strategy Income (1994)	1.0	1.1
Real Assets (2010)	3.7	4.3
Real Estate (1997)	3.7	5.1
Science & Technology (1987)	3.4	3.7
Small-Cap Stock (1992)	10.3	9.8
Small-Cap Value (1988)	10.2	9.2
Total Equity Market Index (1998)	1.0	1.1
Value (1994)	18.2	22.2
Other stock and blended asset funds	8.9	8.6
	341.7	373.0
Bond and money market funds:
Emerging Markets Bond (1994)	3.9	4.3
GNMA (1985)	1.5	1.6
High Yield (1984)	9.8	9.4
Inflation Focused Bond (2006)	5.3	6.8
Institutional Floating Rate (2008)	3.2	3.2
Institutional High Yield (2002)	2.9	2.2
International Bond (1986)	5.0	4.6
Maryland Tax-Free Bond (1987)	1.8	2.0
New Income (1973)	21.3	27.4
Prime Reserve (1976)	6.4	6.6
Short-Term Bond (1984)	6.4	6.5
Summit Cash Reserves (1993)	5.7	5.3
Summit Municipal Intermediate (1993)	3.0	3.9
Tax-Free High Yield (1985)	2.2	3.3
Tax-Free Income (1976)	2.4	2.6
Tax-Free Short-Intermediate (1983)	1.9	2.1
U.S. Treasury Money (1982)	2.0	2.1
Other bond and money market funds	8.9	10.7
	93.6	104.6
	$435.3	$477.6

The Spectrum Funds, Target Retirement Funds, and Retirement Date Funds are not presented in the table above because their assets are already included in the assets of their underlying fund holdings.

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

Certain of the Price funds also offer Advisor Class and R Class shares that are distributed to mutual fund shareholders, and defined contribution retirement plans, respectively, through third-party financial intermediaries. These share classes pay 12b-1 fees of 25 and 50 basis points, respectively, for distribution, administration, and personal services. Our subsidiary, T. Rowe Price Investment Services, is the principal distributor of the Price funds and enters into a tri-party agreement with each intermediary and fund. Under the agreement, each fund is responsible to pay the distribution and service fees directly to the applicable intermediaries. In addition, those Price funds offered to investors through variable annuity life insurance plans have a share class that pays a 12b-1 fee of 25 basis points.

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

Except as noted above for 12b-1 fees, we bear all advertising and promotion expenses associated with the distribution of the Price funds. These costs are recognized currently, and include advertising and direct mail communications to potential fund shareholders as well as substantial staff and communications capabilities to respond to investor inquiries. Marketing and promotional efforts are focused in print media, television, and the Internet. In addition, we direct considerable marketing efforts to defined contribution plans that invest in mutual funds. Advertising and promotion expenditures vary over time based on investor interest, market conditions, new and existing investment offerings, and the development and expansion of new marketing initiatives, including the enhancement of our digital capabilities.

OTHER INVESTMENT PORTFOLIOS.

Our other client investment portfolios had assets under management of $269.2 billion at December 31, 2014, an increase of $12.1 billion from the beginning of the year. We provide investment advisory services to these clients through our subsidiaries on a separately managed or subadvised account basis and through sponsored investment portfolios, including collective investment trusts, target-date retirement trusts, Luxembourg-based funds offered to investors outside the U.S., and portfolios offered through variable annuity life insurance plans in the U.S. At December 31, the assets under management in these portfolios included the following investment mandates:

	2013	2014
U.S. equities	$171.5	$179.3
International equities	23.8	27.6
Stable value assets	17.6	17.8
Bonds and money market securities	44.2	44.5
	$257.1	$269.2

We charge fees for investment management to these clients based on, among other things, the specific investment services to be provided. Our standard form of investment advisory agreement for client accounts provides that the agreement may be terminated at any time and that any unearned fees paid in advance will be refunded.

Our fees for managing these investment portfolios are computed using the value of assets under our management at a contracted annual fee rate. The value of assets under management billed is generally based on daily valuations, month-end average valuations, or end of billing period valuations. In 2014, approximately 69% of advisory fees were recognized based on daily portfolio valuations, 13% were based on month-end averages, and 18% were based on end of billing period valuations.

Our subsidiaries, T. Rowe Price (Luxembourg) Management Sàrl and T. Rowe Price International provide management company and investment management services, respectively, to our Luxembourg-based SICAVs (Société d'Investissement à Capital Variable) and FCPs (Fonds Commun de Placement). These funds are distributed outside the U.S. through distribution agents and other financial intermediaries. The fees earned for these distribution and marketing services are part of the overall investment management fees earned for managing the SICAV and FCP fund assets. We recognize any related distribution fees paid to financial intermediaries in other operating expenses. At December 31, 2014, assets under management in these funds were $11.2 billion.

REGULATION.

T. Rowe Price Associates, T. Rowe Price International, T. Rowe Price (Canada), Inc., T. Rowe Price Hong Kong Limited, T. Rowe Price Singapore Private Ltd. and T. Rowe Price Advisory Services, Inc. are registered with the Securities and Exchange Commission (SEC) as investment advisers under the Investment Advisers Act of 1940. T. Rowe Price International is also regulated by the Financial Conduct Authority (FCA) in the United Kingdom and, in certain cases, by other foreign regulators in countries in which we have a license to conduct business. The Securities and Futures Commission (SFC) and Monetary Authority of Singapore (MAS) also regulate T. Rowe Price Hong Kong and T. Rowe Price Singapore, respectively. T. Rowe Price (Canada) is also registered with several of the provincial securities commissions in Canada. T. Rowe Price (Luxembourg) Management Sàrl, the management company of our Luxembourg-based FCP (Fonds Commun de Placement) and SICAV funds is regulated by the Commission de Surveillance du Secteur Financier (CSSF).

Our subsidiaries providing transfer agent services are registered under the Securities Exchange Act of 1934, and our trust company is regulated by the State of Maryland, Commissioner of Financial Regulation.

T. Rowe Price Investment Services is a registered broker-dealer and member of the Financial Industry Regulatory Authority (FINRA) and the Securities Investor Protection Corporation. We provide introducing brokerage services through this subsidiary primarily to complement the other services provided to shareholders of the Price funds. Pershing, a third-party clearing broker and affiliate of the BNY Mellon, maintains our brokerage’s customer accounts and clears all transactions.

Following the sale of 100% of the stock of T. Rowe Price Savings Bank in December 2013, T. Rowe Price Group received confirmation in early February 2014 from the Federal Reserve Bank of Richmond that T. Rowe Price Group and T. Rowe Price Associates were de-registered as savings and loan holding companies as defined in the Home Owners' Loan Act.

All aspects of our business are subject to extensive federal, state, and foreign laws and regulations. These laws and regulations are primarily intended to benefit or protect our clients and the Price funds' shareholders. They generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the conduct of our business in the event that we fail to comply with laws and regulations. Possible sanctions that may be imposed on us, in the event that we fail to comply, include the suspension of individual employees, limitations on engaging in certain business activities for specified periods of time, revocation of our investment adviser, and other registrations, censures, and fines.

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

COMPETITION.

As a member of the financial services industry, we are subject to substantial competition in all aspects of our business. A significant number of proprietary and other sponsors’ mutual funds are sold to the public by other investment management firms, broker-dealers, mutual fund companies, banks, and insurance companies. We compete with brokerage and investment banking firms, insurance companies, banks, mutual fund companies, hedge funds, and other financial institutions and funds in all aspects of our business and in every country in which we offer our advisory services. Many of these financial institutions have substantially greater resources than we do. We compete with other providers of investment advisory services primarily based on the availability and objectives of the investment portfolios offered, investment performance, and the scope and quality of investment advice and other client services. In order to maintain and enhance our competitive position, we may review acquisition and venture opportunities and, if appropriate, engage in discussions and negotiations that could lead to the acquisition of a new equity or other financial relationship.

EMPLOYEES.

At December 31, 2014, we employed 5,870 associates, up 3.6% from the 5,668 associates employed at the end of 2013. We may add additional temporary and part-time personnel to our staff from time to time to meet periodic and special project demands, primarily for technology and mutual fund administrative services.

AVAILABLE INFORMATION.
Our Internet address is troweprice.com. At our Investor Relations website, http://trow.client.shareholder.com, we make available free of charge a variety of information for investors. Our goal is to maintain our websites as a portal through which investors can easily find or navigate to pertinent information about us and as a channel of distribution for material company information, including but not limited to:

•
our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file that material with, or furnish them to the SEC;

•	our financial statement information from our periodic SEC filings in the form of XBRL data files that may be used to facilitate computer-assisted investor analysis;

•	corporate governance information including our charter, bylaws, governance guidelines, committee charters, senior officer code of ethics and conduct, and other governance-related policies;

•	other news and announcements that we may post from time to time that investors might find useful or interesting; and

•	opportunities to sign up for email alerts and RSS feeds to have information pushed in real time.

The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

Item 1A.	Risk Factors.

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

•
Investment Performance. If the investment performance of our managed portfolios is less than that of our competitors or applicable third-party benchmarks, we could lose existing and potential customers and suffer a decrease in assets under management. Institutional investors in particular consider changing investment advisers based upon poor relative investment performance. Individual investors in contrast are more likely to react to poor absolute investment performance. Prolonged periods of strong relative investment performance may result in capacity constraints within certain portfolios, which in turn may negatively impact our ability to achieve strong investments results in subsequent periods.

•
Investing Trends. Changes in investing trends and, in particular, investor preference for passive or alternative investment portfolios, retirement savings trends, including the prevalence of defined contribution retirement plans and target-date retirement products, may reduce interest in our funds and portfolios and may alter our mix of assets under management.

•	Interest Rate Changes. Investor interest in and the valuation of our fixed income investment funds and portfolios are affected by changes in interest rates.

•
International Exposure. Our managed portfolios may have significant investments in international markets that are subject to risk of loss from political or diplomatic developments, government policies, civil unrest, currency fluctuations, and changes in legislation related to foreign ownership. International markets, particularly emerging markets, which are often smaller, may not have the liquidity of established markets, may lack established regulations, and may experience significantly more volatility than established markets.

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

The performance of our money market funds and portfolios are impacted by the historically low interest rate environment.

Our money market funds' and portfolios' performance or yield is dependent on the income earned from the underlying securities exceeding the operating costs of the fund. When interest rates are at or near the historic lows, the operating costs of the funds will become a greater portion of the portfolio's net income, thereby reducing the yield of the funds to very low levels. Since the second half of 2009, such an environment has led us to voluntarily waive our advisory and other fees earned on our money market funds and trusts in order to maintain yields at or above 0% for fund investors. Such actions reduce our advisory fee income and net income. The actual amount of fees waived is dependent on a number of variables including, among others, changes in the net assets held by our money market funds, changes in market yields, changes in the expense levels of the funds, and our willingness to voluntarily continue such fee waivers. Also, bank deposits may become more attractive to investors and money market funds could experience significant redemptions, which could decrease our revenues and net income. For further discussion of the fees we waived in the current period, management's expectation as to future fee waivers, and the net cash flows of our money market funds and trusts, please see our Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K.

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

Many of these financial institutions have substantially greater resources than we do and may offer a broader range of financial products across more markets. Some operate in a different regulatory environment than we do which may give them certain competitive advantages in the investment products and portfolio structures that they offer. We compete with other providers of investment advisory services primarily based on the availability and objectives of the investment portfolios offered, investment performance, fees and related expenses, and the scope and quality of investment advice and other client services. Some institutions have proprietary products and distribution channels that make it more difficult for us to compete with them. Most of our investment portfolios are available without sales or redemption fees, which means that investors may be more willing to transfer assets to competing funds.

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

Our success depends on our highly skilled personnel, including our portfolio and fund managers, investment analysts, sales and client relationship personnel, and corporate officers, many of whom have specialized expertise and extensive experience in our industry. Strong financial services professionals are in demand, and we face significant competition for highly qualified employees. Our key employees do not have employment contracts, and generally can terminate their employment with us at any time. We cannot assure that we will be able to retain or replace key personnel. We have near- and long-term succession planning processes, including programs to develop our future leaders, which are intended to address future talent needs and minimize the impact of losing key talent. However, in order to retain or replace our key personnel, we may be required to increase compensation, which would decrease net income. The loss of key personnel could damage our reputation and make it more difficult to retain and attract new employees and investors. Losses of assets from our client investors would decrease our revenues and net income, possibly materially.

Our operations are complex and a failure to perform operational tasks or the misrepresentation of products and services could have an adverse effect on our reputation and subject us to regulatory sanctions, fines, penalties, litigation, and a decrease in revenues.

Operating risks include:

•
failure to properly perform or oversee fund or portfolio recordkeeping responsibilities, including portfolio accounting, security pricing, corporate actions, investment restrictions compliance, daily net asset value computations, account reconciliations, and required distributions to fund shareholders to comply with tax regulations;

•	failure to properly perform transfer agent and participant recordkeeping responsibilities, including transaction processing, supervision of staff, tax reporting, and record retention;

•
sales and marketing risks, including the intentional or unintentional misrepresentation of products and services in advertising materials, public relations information, or other external communications, and failure to properly calculate and present investment performance data accurately and in accordance with established guidelines and regulations; and

•
our reliance on third-party vendors who, now or in the future, may perform or support important parts of our operations as there can be no assurance that they will perform properly or that our processes and plans to transition or delegate these functions to others will be successful or that there will not be interruptions in services from these third parties.

Any damage to our reputation could harm our business and lead to a loss of revenues and net income.

We have spent many years developing our reputation for integrity, strong investment performance, and superior client services. Our brand is a valuable intangible asset, but it is vulnerable to a variety of threats that can be difficult or impossible to control, and costly or even impossible to remediate. Regulatory inquiries and rumors can tarnish or substantially damage our reputation, even if those inquiries are satisfactorily addressed. Any damage to our brand could impede our ability to attract and retain customers and key personnel, and reduce the amount of assets under our management, any of which could have a material adverse effect on our revenues and net income.

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

Under our agreements with the T. Rowe Price mutual funds, we charge the mutual funds certain administrative fees and related expenses based upon contracted terms. If we fail to accurately estimate our underlying expense levels or are required to incur expenses relating to the mutual funds that are not otherwise paid by the funds, our operating results will be adversely affected. While we are under no obligation to provide financial support to any of our sponsored investment products, any financial support provided would reduce capital available for other purposes and may have an adverse effect on revenues and net income.

We have contracted with third-party financial intermediaries that distribute our investment portfolios in the U.S. and abroad and such relationships may not be available or profitable to us in the future.

These contracted third-party intermediaries generally offer their clients various investment products in addition to, and in competition with, our investment offerings, and have no contractual obligation to encourage investment in our portfolios. It would be difficult for us to acquire or retain the management of those assets without the assistance of the intermediaries, and we cannot assure that we will be able to maintain an adequate number of investment product offerings and successful distribution relationships. In addition, some investors rely on third-party financial planners, registered investment advisers, and other consultants or financial professionals to advise them on the choice of investment adviser and investment portfolio. These professionals and consultants can favor a competing investment portfolio as better meeting their particular client’s needs. We cannot assure that our investment offerings will be among their recommended choices in the future. Further, their recommendations can change over time and we could lose their recommendation and their client assets under our management. Mergers, acquisitions, and other ownership or management changes could also adversely impact our relationships with these third-party intermediaries. The presence of any of the adverse conditions discussed above would reduce revenues and net income, possibly by material amounts.

Natural disasters and other unpredictable events could adversely affect our operations.

Armed conflict, terrorist attacks, cyber-attacks, power failures, and natural disasters could adversely affect our revenues, expenses, and net income by:

•	decreasing investment valuations in, and returns on, the investment portfolios that we manage,

•	causing disruptions in national or global economies that decrease investor confidence and make investment products generally less attractive,

•	incapacitating or inflicting losses of lives among our associates,

•	interrupting our business operations or those of critical service providers,

•	triggering technology delays or failures, and

•	requiring substantial capital expenditures and operating expenses to remediate damage, replace our facilities, and restore our operations.

A significant portion of our business operations are concentrated in the Baltimore, Maryland region and in London, England. We have developed various backup systems and contingency plans but we cannot be assured that they will be adequate in all circumstances that could arise or that material interruptions and disruptions will not occur. In addition, we rely to varying degrees on outside vendors for disaster contingency support, and we cannot be assured that these vendors will be able to perform in an adequate and timely manner. If we lose the availability of any associates, or if we are unable to respond adequately to such an event in a timely manner, we may be unable to timely resume our business operations, which could lead to a tarnished reputation and loss of customers that results in a decrease in assets under management, lower revenues, and materially reduced net income.

Our investment income and asset levels may be negatively impacted by fluctuations in our investment portfolio.

We currently have a substantial portion of our assets invested in sponsored stock, blended asset, and bond funds. All of these investments are subject to investment market risk and our non-operating investment income could be adversely affected by the realization of losses upon the disposition of our investments or the recognition of significant other-than-temporary impairments in the case of our available-for-sale portfolio and the recognition of unrealized losses related to our sponsored investment portfolios that are held as trading and accounted for under the equity method. In addition, related investment income has fluctuated significantly over the years depending upon the performance of our corporate investments, including the impact of market conditions and interest rates, and the size of our corporate money market and longer-term mutual fund holdings. Fluctuations in other investment income are expected to occur in the future.

We may review and pursue acquisition and venture opportunities in order to maintain or enhance our competitive position.

Any strategic transaction can involve a number of risks, including additional demands on our staff; unanticipated problems regarding integration of investor account and investment security recordkeeping, additional or new regulatory requirements, operating facilities and technologies, and new employees; adverse effects in the event acquired intangible assets or goodwill become impaired; and the existence of liabilities or contingencies not disclosed to or otherwise known by us prior to closing a transaction.

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

We operate in a number of jurisdictions outside of the U.S. and have an equity investment in UTI. Our international operations require us to comply with the legal and regulatory requirements of various foreign jurisdictions and expose us to the political consequences of operating in foreign jurisdictions. Our foreign business operations are also subject to the following risks:

•	difficulty in managing, operating, and marketing our international operations;

•
fluctuations in currency exchange rates which may result in substantial negative effects on assets under our management, revenues, expenses, and assets in our U.S. dollar based financial statements; and

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

Our regulatory environment is frequently altered by new regulations and by revisions to, and evolving interpretations of, existing regulations. Future changes could require us to modify or curtail our investment offerings and business operations, or impact our expenses and profitability. Additionally, some regulations may not directly apply to our business but may impact the capital markets, service providers or other indirect effects on our ability to provide services to our clients.

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

•
The U.S. Department of Labor and Securities and Exchange Commission (SEC) are considering changes to definitions and rules related to fiduciaries. Depending on their nature, these changes may impact our ability to service clients or engage in certain distribution or other business activities.

•
The Federal Reserve Board has adopted final regulations related to non-bank Systemically Important Financial Institutions (SIFIs), and other jurisdictions are contemplating similar regulation. It has been suggested that large mutual funds, particularly money market funds, should be designated as SIFIs. We do not believe that mutual funds should be deemed SIFIs. Further, we do not believe SIFI designation was intended for traditional asset management businesses. If, however, any T. Rowe Price fund or T. Rowe Price affiliate is deemed a SIFI, increased regulatory oversight would apply, which may include enhanced capital, liquidity, leverage, stress testing, resolution planning, and risk management requirements.

•
On July 23, 2014, the SEC adopted additional reforms regulating money market funds. The reforms will require institutional non-government money market funds to operate with a floating net asset value (NAV) and require all non-government money market funds to impose liquidity fees and redemption gates under certain conditions. Government and retail money market funds will continue using current pricing and accounting methods to seek to maintain a stable NAV. The SEC adopted other reforms for money market funds, including additional disclosure and reporting requirements, tightening of diversification requirements, and enhanced stress testing. These reforms will take effect over the next two years and could have a negative impact on the attractiveness of such funds to investors and also subject us to additional regulatory requirements and costs to comply with such requirements.

•
The Commodity Futures Trading Commission has adopted certain amendments to its rules that would limit the ability of mutual funds and certain other products we sponsor to use commodities, futures, swaps, and other derivatives without additional registration. If our use of these products on behalf of client accounts increases so as to require registration, we would be subject to additional regulatory requirements and costs associated with registration.

•
There has been increased global regulatory focus on the manner in which intermediaries are paid for distribution of mutual funds. Changes to long-standing market practices related to fees or enhanced disclosure requirements may negatively impact sales of mutual funds by intermediaries, especially if such requirements are not applied to other investment products.

•
Global regulations on OTC derivatives are evolving, including new and proposed regulations under The Dodd-Frank Wall Street Reform and Consumer Protection Act and European Market Infrastructure Regulation relating to central clearing counterparties, trade reporting, and repositories. There remains uncertainty related to various requirements under these regulations and the exact manner in which they will impact current trading strategies for our clients.

•
The revised Markets in Financial Instruments Directive (MiFID II Directive) and Regulation (MiFIR) (together “MiFID II”) will apply across the European Union (EU) and member states of the European Economic Area from January 3, 2017. Implementation of MiFID II will significantly impact both the structure and operation of EU financial markets. Some of the main changes introduced under MiFID II include applying enhanced disclosure requirements, further conduct of business requirements, enhancing governance requirements, broadening the scope of pre and post trade transparency, increasing transaction reporting requirements, and changes to the regulation of trading venues. Compliance with MiFID II will increase our costs.

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

We are subject to regulatory and governmental inquiries and civil litigation. An adverse outcome of any such proceeding could involve substantial financial penalties. From time to time, various claims against us arise in the ordinary course of business, including employment-related claims. There also has been an increase in litigation and in regulatory investigations in the financial services industry in recent years, including customer claims, class action suits, and government actions alleging substantial monetary damages and penalties.

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

Certain of our subsidiaries are subject to net capital requirements imposed by various federal, state, and foreign authorities. Each of our subsidiaries’ net capital meets or exceeds all current minimum requirements; however, a significant change in the required net capital, an operating loss, or an extraordinary charge against net capital could adversely affect the ability of our subsidiaries to expand or even maintain their operations if we were unable to make additional investments in them.

TECHNOLOGY RISKS.

We require specialized technology to operate our business and would be adversely affected if we fail to maintain adequate infrastructure to conduct or expand our operations or if our technology became inoperative or obsolete.

We depend on highly specialized and, in many cases, proprietary technology to support our business functions, including among others:

•	securities analysis,

•	securities trading,

•	portfolio management,

•	customer service,

•	accounting and internal financial reporting processes and controls, and

•	regulatory compliance and reporting.

All of our technology systems, including those provided by vendors, are vulnerable to disability or failures due to cyber-attacks such as hacking or viruses, natural disasters, power failures, acts of war or terrorism, sabotage, and other causes. A suspension or termination of vendor-provided software licenses or related support, upgrades, and maintenance could cause system delays or interruption. Although we have robust business and disaster recovery plans, if our technology systems were to fail and we were unable to recover in a timely way, we would be unable to fulfill critical business functions, which could lead to a loss of customers and could harm our reputation. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to disciplinary action and to liability to our customers.

In addition, our continued success depends on our ability to effectively integrate operations across many countries, and to adopt new or adapt existing technologies to meet client, industry, and regulatory demands. We might be required to make significant capital expenditures to maintain competitive infrastructure. If we are unable to upgrade our infrastructure in a timely fashion, we might lose customers and fail to maintain regulatory compliance, which could affect our results of operations and severely damage our reputation.

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

Our corporate headquarters occupies 422,000 square feet of space at 100 East Pratt Street in Baltimore, Maryland. In January 2014, we renewed and extended this lease through 2027. We have offices in 14 countries around the world, including the U.S.

Our operating and servicing activities are largely conducted at owned facilities in campus settings comprising 290,000 square feet in Colorado Springs, Colorado and 1.2 million square feet on three parcels of land in close proximity to Baltimore in Owings Mills, Maryland, including 405,100 square feet of space in two new facilities that we placed into service in the fourth quarter of 2013. We maintain a 59,940 square foot technology support facility in Hagerstown, Maryland, and own a 72-acre parcel of land in Pasco County, Florida to accommodate potential future development as business demands require.

We have six investor centers for walk-in traffic and investor meetings, four of which are in leased facilities located in Baltimore, Maryland, Tampa, Florida, Washington, D.C, and McLean, VA. The remaining two investor centers are located in our owned facilities in Colorado Springs and Owings Mills.

We lease all our offices outside the U.S., including London and Hong Kong, as well as our business operations recovery site in Maryland and our customer service call center in Tampa. We added new leased office space in Italy, Sweden, and Australia in 2014.

Information concerning our anticipated capital expenditures in 2015 and our future minimum rental payments under noncancelable operating leases at December 31, 2014, is set forth in the capital resources and liquidity and contractual obligations discussions in Item 7 of this Form 10-K.

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

James A.C. Kennedy (61), Chief Executive Officer and President since 2007.

Brian C. Rogers (59), Chairman since 2007, Chief Investment Officer since 2004, and a Vice President since 1985.

Edward C. Bernard (58), Vice Chairman since 2007, and a Vice President since 1989.

William J. Stromberg (54), Head of Equity since 2010, and a Vice President since 1990.

Christopher D. Alderson (52), Head of International Equity since 2009 and a Vice President since 2002.

Edward A. Wiese (55), Head of Fixed Income since January 2015, and a Vice President since 2001.

William W. Strickland, Jr. (53), Head of Services and Technology since 2012, and a Vice President since 2001.

Kenneth V. Moreland (58), Chief Financial Officer and a Vice President since 2004, and Treasurer since 2010.

Jessica M. Hiebler (39), Principal Accounting Officer since 2010 and a Vice President since 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock ($.20 par value per share) trades on the NASDAQ Global Select Market under the symbol TROW. The high and low trade price information and dividends per share during the past two years were:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2013 – High price	$76.00	$80.13	$80.26	$83.99
Low price	$66.18	$70.07	$69.90	$70.96
Cash dividends declared	$.38	$.38	$.38	$.38

2014 – High price	$84.41	$84.89	$85.74	$88.64
Low price	$75.57	$76.76	$75.61	$71.78
Cash dividends declared	$.44	$.44	$.44	$.44

We presently plan to declare and pay quarterly cash dividends in 2015 that, taken together, will exceed the $1.76 per share in annual regular dividends declared and paid in 2014. Our annual regular dividends per share have increased every year since we became a public company in 1986; however, there can be no assurance that we will continue to pay dividends at increasing rates or at all.

Our common stockholders have approved all of our equity-based compensation plans. These plans provide for the following issuances of shares of our common stock at December 31, 2014:

	Employee Long-Term Incentive Plans & Non-Employee Director Plans	Employee Stock Purchase Plan	Total
Exercise of outstanding options	29,761,519	—	29,761,519
Settlement of outstanding restricted stock units	1,055,015	—	1,055,015
Future issuances	14,101,640	3,412,508	17,514,148
Total	44,918,174	3,412,508	48,330,682

The outstanding options above have a weighted-average exercise price of $56.95. Under the terms of the 2012 Long-Term Incentive Plan, approved by stockholders in April 2012, the number of shares provided and available for future issuance will increase as we repurchase common stock in the future with the proceeds from stock option exercises. No shares have been issued under our Employee Stock Purchase Plan since its inception; all shares have been purchased in the open market.

The following table presents repurchase activity during the fourth quarter of 2014.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
October	1,338,157	$76.79	1,303,866	6,000,804
November	192,660	$82.39	100,000	5,900,804
December	433,762	$85.03	—	20,900,804
Total	1,964,579	$79.15	1,403,866

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorizations, outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options, and shares withheld to cover the minimum tax withholding obligations associated with the vesting of restricted stock awards. Of the shares purchased in the fourth quarter of 2014, there were 416,157 related to shares surrendered to the company in connection with employee stock option exercises and 144,556 related to shares withheld to cover tax withholdings associated with the vesting of restricted stock awards.

During 2014, we repurchased 5,312,663 shares of our common stock pursuant to the Board of Directors’ September 8, 2010 authorization. On December 11, 2014, our Board of Directors approved a 15 million share increase in the authorization to repurchase our common stock.

We have 6,359 stockholders of record and approximately 195,000 beneficial stockholder accounts held by brokers, banks, and other intermediaries holding our common stock. Common stock owned outright by our associates, combined with outstanding vested stock options and unvested restricted stock awards, total nearly 16% of our outstanding shares and outstanding vested stock options at December 31, 2014.

Item 6.	Selected Financial Data.

	2010	2011	2012	2013	2014
	(in millions, except per-share data)
Net revenues	$2,367	$2,747	$3,023	$3,484	$3,982
Net operating income	$1,037	$1,227	$1,364	$1,637	$1,891
Net income	$672	$773	$884	$1,048	$1,230

Net cash provided by operating activities	$733	$948	$903	$1,233	$1,291

Per common share information
Basic earnings	$2.60	$3.01	$3.47	$4.02	$4.68
Diluted earnings	$2.53	$2.92	$3.36	$3.90	$4.55
Cash dividends declared (1)	$1.08	$1.24	$2.36	$1.52	$1.76

Weighted-average common shares outstanding	257.2	255.6	253.4	258.3	259.6
Weighted-average common shares outstanding assuming dilution	265.1	263.3	261.0	266.3	267.4

(1) Cash dividends declared in 2012 includes a special dividend of $1.00 per share that we paid on December 28, 2012.

	December 31,
	2010	2011	2012	2013	2014
Balance sheet data (in millions)
Total assets	$3,642	$3,770	$4,203	$5,033	$5,644
Stockholders’ equity	$3,297	$3,421	$3,846	$4,818	$5,395
Assets under management (in billions)	$482.0	$489.5	$576.8	$692.4	$746.8

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our sponsored U.S. mutual funds and other investment portfolios. The other investment portfolios include separately managed accounts, subadvised funds, and other sponsored investment portfolios including collective investment trusts, target-date retirement trusts, Luxembourg-based funds offered to investors outside the U.S., and portfolios offered through variable annuity life insurance plans in the U.S. Investment advisory clients outside the U.S. account for 5.6% of our assets under management at December 31, 2014.

We manage a broad range of U.S., international, and global stock, bond, and money market mutual funds and other investment portfolios, which meet the varied needs and objectives of individual and institutional investors. Investment advisory revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets under management affect our revenues and results of operations.

We remain debt-free with substantial liquidity and resources that allow us to take advantage of attractive growth opportunities; invest in key capabilities, including investment professionals, technologies, and new fund offerings; and most importantly, provide our clients with strong investment management expertise and service both now and in the future. We expect to continue our investment in long-term initiatives to sustain and deepen our investment talent, add investment capabilities both in terms of new strategies and new investment vehicles, expand capabilities through enhanced technology, and broaden our distribution reach globally.

BACKGROUND.

U.S. equities, as measured by the S&P 500 Index, rose in 2014 for the sixth consecutive year, as the economy rebounded strongly from a first-quarter weather-related contraction. Although economic growth faltered overseas and geopolitical tensions increased because of Russia’s actions involving Ukraine and international sanctions, the U.S. market was supported by falling long-term interest rates, favorable corporate earnings, and expanded stimulus efforts in the eurozone and Japan. Also, tumbling oil prices in the second half of the year, though unfavorable for the energy sector, were seen as a generally positive factor for the U.S.

Equities in developed non-U.S. markets declined in dollar terms in 2014, as a stronger U.S. dollar versus other currencies reduced overseas returns to U.S. investors. Asian markets generally held up better than European markets. In Japan, the economy entered recession following an April 1, 2014 sales tax increase that caused consumers and businesses to significantly curtail spending. The eurozone struggled with low inflation, high unemployment, and a loss of consumer and business confidence.

Emerging markets equities, in aggregate, declined in dollar terms but held up better than developed non-U.S. markets. Developing Asian markets performed best with many markets in the region producing strong returns. Latin American markets mostly declined. Emerging European markets underperformed amid severe weakness in Russia, whose currency plunged 45%.

Results of several major equity market indexes for the full year 2014 are as follows:

Index
S&P 500 Index	13.7%
NASDAQ Composite Index (excluding dividends)	13.4%
Russell 2000 Index	4.9%
MSCI EAFE (Europe, Australasia, and Far East) Index	(4.5)%
MSCI Emerging Markets Index	(1.8)%

Global bonds produced mostly positive returns in 2014. In the U.S., lower-quality corporate bonds underperformed investment-grade issues for the year and declined in the second half of the year because of weakness in the energy sector, the largest segment of the high yield market. Investment-grade issues produced good results, led by long-term Treasury securities amid strong demand for relatively high-yielding safe-haven government debt. Long-term interest rates declined despite the Federal Reserve’s reduction of monthly asset purchases and conclusion of such purchases in October. The 10-year Treasury note yield finished 2014 at 2.2% versus 3.0% at the end of 2013.

Government bonds in developed non-U.S. markets produced moderate losses in U.S. dollar terms, as the stronger dollar more than offset local-currency gains stemming from declining yields in key government bond markets. Emerging markets bonds performed well amid persistent demand for higher-yielding assets and as concerns about the impact of Fed tapering on global liquidity diminished as the year progressed. Dollar-denominated emerging markets bonds performed better than local-currency issues.

Results of several major bond market indexes for the full year 2014 are as follows:

Index
Barclays U.S. Aggregate Bond Index	6.0%
Credit Suisse High Yield Index	1.9%
Barclays Municipal Bond Index	9.1%
Barclays Global Aggregate Ex-U.S. Dollar Bond Index	(3.1)%
JPMorgan Emerging Markets Index Plus	6.2%

ASSETS UNDER MANAGEMENT.

Reflecting the strong growth in equity markets, our assets under management ended 2014 at a record $746.8 billion, an increase of $54.4 billion from the end of 2013. Market appreciation and income, net of distributions not reinvested, added $50.7 billion, and net cash inflows added $3.7 billion in assets under management during 2014.

Assets under management (in billions) at the end of the year and changes during each of the last three years are detailed below.

Assets under management by investment portfolio
	December 31,
	2012	2013	2014
Sponsored U.S. mutual funds	$346.9	$435.3	$477.6
Other investment portfolios	229.9	257.1	269.2
Total	$576.8	$692.4	$746.8

Assets under management by investment objective
	December 31,
	2012	2013	2014
Stock and blended asset	$421.1	$537.0	$579.9
Fixed income portfolios	155.7	155.4	166.9
Total	$576.8	$692.4	$746.8

Components of changes in assets under management
	Year ended December 31,
	2012	2013	2014
Assets under management at beginning of year	$489.5	$576.8	$692.4
Net cash flows
Sponsored U.S. mutual funds	15.7	10.2	11.8
Other investment portfolios	1.5	(22.2)	(8.1)
	17.2	(12.0)	3.7
Net market gains and income	70.7	128.4	52.4
Distributions not reinvested	(.6)	(.8)	(1.7)
Change during the period	87.3	115.6	54.4
Assets under management at end of year	$576.8	$692.4	$746.8

Assets under management transferred from our sponsored U.S. mutual funds to our other investment portfolios	$4.5	$7.7	$5.3

The net cash inflows in our sponsored U.S. mutual funds over the last three years were sourced primarily from third-party financial intermediaries. In 2013, a vast majority of the net outflows from our other investment portfolios were concentrated among several large institutional clients outside the U.S. and intermediary clients that changed their investment objectives, repositioned their strategy allocations, or experienced investment performance challenges within their portfolio. In 2014, the net outflows from our other investment portfolios were primarily from a few institutional and subadvisory clients who redeemed significant amounts from a small number of equity and fixed income strategies.

The majority of the assets transferred by clients from our sponsored mutual funds to our other investment portfolios disclosed in the previous table were moved from our target-date retirement funds to our collective investment trusts and target-date retirement trusts.

Our target-date retirement funds and trusts, which invest in a broadly diversified portfolio of other T. Rowe Price funds and T. Rowe Price collective investment trusts and automatically rebalance to maintain their specific asset allocation weightings, are a significant source of cash flows. Net cash flows shown in the previous table include or are net of the following net cash inflows that originated in our target-date portfolios.

	2012	2013	2014
Target-date retirement funds	$6.4	$6.6	$13.2
Target-date retirement trusts	3.7	4.9	4.5
Total target-date portfolios	$10.1	$11.5	$17.7

Assets under management at December 31, 2014, in these target-date portfolios totaled $148.5 billion, including $126.0 billion in target-date retirement funds and $22.5 billion in target-date retirement trusts.

Strong investment performance and brand awareness is a key driver to attracting assets and to our long-term success. For 2014, 74% of the T. Rowe Price U.S. mutual funds across their share classes outperformed their comparable Lipper averages on a total return basis for the three-year period ended December 31, 2014, 80% outperformed for the five-year period, 88% outperformed for the 10-year period, and 73% outperformed for the one-year period. In addition, T. Rowe Price stock, bond and blended asset funds that were given an overall rating of four or five stars from Morningstar at December 31, 2014, account for 82% of the assets under management in our rated funds. The performance of our institutional strategies against their benchmarks was substantially similar. Our target-date retirement funds continue to deliver very attractive long-term performance, with 100% of these funds outperforming their comparable Lipper averages on a total return basis for the three- and five-year periods ended December 31, 2014.

We incur significant expenditures to attract new investment advisory clients and additional investments from our existing clients. These efforts often involve costs that precede any future revenues that we may recognize from an increase to our assets under management.

RESULTS OF OPERATIONS.

2014 versus 2013.

	Year ended December 31,
	2014	2013	Dollar Change	Percent Change
(in millions, except per-share data)
Investment advisory fees	$3,464.5	$3,022.6	$441.9	14.6%
Net revenues	$3,982.1	$3,484.2	$497.9	14.3%
Operating expenses	$2,091.2	$1,846.8	$244.4	13.2%
Net operating income	$1,890.9	$1,637.4	$253.5	15.5%
Non-operating investment income	$112.2	$63.0	$49.2	78.1%
Net income	$1,229.6	$1,047.7	$181.9	17.4%

Diluted earnings per share	$4.55	$3.90	$.65	16.7%

Investment advisory fees earned in 2014 are up 14.6% over 2013 as average assets under our management increased $90.9 billion, or 14.3%, to $724.7 billion. The average annualized fee rate earned on our assets under management was 47.8 basis points during 2014, virtually unchanged from the 47.7 basis points earned in 2013. In 2014, we voluntarily waived $58.4 million in money market-related fees, including advisory fees and fund expenses, in order to maintain a positive yield for fund investors. The fee waivers in 2014 were up $7.2 million from the $51.2 million waived in 2013 and represent about 2% of total investment advisory revenues earned in 2014. Fees were waived from each of our money market funds and trusts, which have combined net assets at December 31, 2014, of $16.0 billion, or 2.1% of our total assets under management. We expect that these fee waivers will continue in 2015.

Greater average assets under management have increased our investment advisory revenues and helped lift our operating margin in 2014 to 47.5% compared to 47.0% in the 2013 period. Non-operating investment income in 2014 includes higher gains of $35.8 million realized from the sale of certain of our sponsored fund holdings. The proceeds from these sales were primarily used to provide additional seed capital to other sponsored funds in support of our distribution efforts outside the U.S.

Net revenues

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the U.S. were $2.5 billion in 2014, an increase of 16.9%, or $359.7 million, on higher average mutual fund assets. In 2014, average mutual fund assets were $460.9 billion, an increase of 17.8% from the 2013 average.

Mutual fund assets were $477.6 billion at December 31, 2014, an increase of $42.3 billion from $435.3 billion at the end of 2013. Investors added net cash inflows during 2014 of $11.8 billion, including $3.7 billion into our stock and blended asset funds and $8.3 billion into our bond funds. The money market funds had net outflows of $.2 billion. These cash flow amounts are presented net of $5.3 billion that clients transferred to the other investment portfolios, primarily our collective investment trusts and target-date retirement trusts. Without these transfers, the mutual funds would have had net cash inflows of $17.1 billion in 2014. Market appreciation and income, net of distributions not reinvested, added $30.5 billion to our mutual fund assets under management in 2014.

Investment advisory revenues earned on the other investment portfolios that we manage increased $82.2 million, or 9.2%, to $978.7 million. Average assets in these portfolios were $263.8 billion during 2014, an increase of $21.2 billion, or 8.7%, from the 2013 year. Assets in these portfolios at December 31, 2014, were $269.2 billion, an increase of $12.1 billion from the end of 2013. Market appreciation and income of $20.2 billion was partially offset by net outflows of $8.1 billion during 2014. Net outflows during 2014 are presented net of the $5.3 billion assets that clients transferred in from the mutual funds. These net outflows were primarily from a few number of institutional and subadvisory clients who redeemed significant amounts from a small number of equity and fixed income strategies.

Administrative fees increased $30.3 million to $374.0 million in 2014. The increase is primarily attributable to increased costs incurred to provide fund accounting services and transfer agent servicing activities to the mutual funds and their investors. Changes in administrative fee revenues are generally offset by similar changes in related operating expenses that are incurred to provide services to the funds and their investors.

Distribution and servicing fee revenues earned from 12b-1 plans of the Advisor Class, R Class, and variable annuity class shares of our sponsored portfolios were $143.6 million in 2014, an increase of $26.4 million from the comparable 2013 period, on greater average assets under management in these share classes. The 12b-1 fees earned are offset entirely by the costs paid to third-party intermediaries who source these assets. These costs are reported as distribution and servicing costs on the face of our consolidated income statements.

Operating expenses

Compensation and related costs increased 14.9% from 2013 to about $1.3 billion. A significant part of the increase is attributable to a $60.7 million increase in our annual variable compensation program and a $60.8 million increase in salaries and related benefits, which result from a modest increase in salaries at the beginning of 2014 combined with a 4.8% increase in our average staff size over the 2013 period. We continue to increase our staff size to support both business growth and added capabilities. Higher temporary staff expenses, noncash stock-based compensation expense, and other employee costs account for the remainder of the increase in compensation and related costs in the 2014 period. At December 31, 2014, we employed 5,870 associates, an increase of 3.6% from the end of 2013.

Advertising and promotion expenditures were $76.0 million in 2014, a decrease of $11.0 million from the 2013 period. The decrease in cost from the 2013 period is primarily a result of repurposing this spending to other distribution activities. We currently expect that advertising and promotion costs for the first quarter of 2015 to be comparable to the fourth quarter of 2014, and the full year 2015 costs could increase about 5% from 2014 levels.

Occupancy and facility costs together with depreciation expense increased $29.2 million, or 12.9%, versus 2013. Nearly half of the increase is attributable to the opening of two new buildings at our Owings Mills campus in the fourth quarter of 2013 and the renovation of certain existing facilities. The increase also includes the added costs to update and enhance our technology capabilities, including related maintenance programs. These increases were offset by the non-recurrence of the $3.5 million in costs recognized to terminate certain facility leases in 2013.

Other operating expenses were $286.4 million in 2014, an increase of $27.1 million from the comparable 2013 period, as higher business demands and our continued investment in our capabilities have increased our costs. These increased costs include those related to our defined contribution recordkeeping business, information and other third-party service costs, travel costs, and other general and administrative costs.

Non-operating investment income

Our non-operating investment income, which includes the recognition of investment gains and losses, was up $49.2 million from the 2013 period. The increase is due in part to the 2014 results including $49.3 million in gains realized on the sale of certain sponsored fund holdings compared with $13.5 million in gains realized in the comparable 2013 period. Larger year-end dividends, including capital gain distributions, earned from our mutual fund investments of $21.8 million were offset in part by a decrease in net investment gains recognized on certain of our other investments in the 2014 period. The 2013 year also included a $1.5 million gain recognized on the sale of our savings bank subsidiary.

Provision for income taxes

Our effective tax rate was 38.6% in 2014 compared to 38.4% in 2013. We currently estimate our effective tax rate for 2015 will be about 38.5%. Our effective income tax rate reflects the relative contribution of pretax income generated by our foreign subsidiaries that are subject to tax rates lower than our U.S. rates. Changes in the relative contribution of pretax income from U.S. and foreign sources or changes in tax rates in relevant foreign jurisdictions may affect our effective income tax rate and overall net income in the future.

2013 versus 2012.

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

Distribution and servicing fee revenues earned from 12b-1 plans of the Advisor Class, R Class, and variable annuity class shares of our sponsored portfolios were $117.2 million in 2013, an increase of $21.1 million from the comparable 2012 period on greater average assets under management in these share classes. The 12b-1 fees earned are offset entirely by the costs paid to third-party intermediaries who source these assets. These costs are reported as distribution and servicing costs on the face of our consolidated income statements.

Operating expenses

Compensation and related costs increased 10.4% from 2012 to about $1.2 billion. A significant part of the increase is attributable to a $45.4 million increase in our annual variable compensation program and a $37.2 million increase in salaries and related benefits. We increased our average staff size by 4.1% over 2012 to support both business growth and added capabilities. Higher temporary staff expenses, noncash stock-based compensation expense, and other employee costs account for the remainder of the increase in compensation and related costs in the 2013 period. At December 31, 2013, we employed 5,668 associates, an increase of 5.5% from the end of 2012.

Advertising and promotion expenditures were $87.0 million in 2013 compared to $88.5 million in 2012. The decrease in cost from the 2012 period is primarily attributable to process efficiencies realized through the realignment of certain marketing activities.

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

Other operating expenses were $259.3 million in 2013, an increase of $38.9 million from the comparable 2012 period as increased business demands and our continued investment in our capabilities have increased our costs. These costs include consulting and professional fees, costs related to our defined contribution recordkeeping business, information services, and other third-party services. We also made a higher charitable contribution to the T. Rowe Price Foundation in 2013 than in 2012.

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

Provision for income taxes

Our 2013 effective tax rate of 38.4% is unchanged from the 2012 rate. Our effective income tax rate reflects the relative contribution of pretax income generated by our non-U.S. subsidiaries that are subject to tax rates lower than our U.S. rates. Changes in the relative contribution of pretax income from U.S. and non-U.S. sources or changes in tax rates in relevant non-U.S. jurisdictions may affect our effective income tax rate and overall net income in the future.

CAPITAL RESOURCES AND LIQUIDITY.

During 2014, stockholders’ equity increased from $4.8 billion to $5.4 billion. In 2014, we paid $1.76 per share in regular dividends and expended $415.5 million to repurchase 5,312,663 common shares from existing cash balances and cash generated from operations. We generally repurchase shares of our common stock over time to offset the dilution created by our equity-based compensation plans. Tangible book value is $4.7 billion at December 31, 2014, and our cash and fund investment holdings total $3.4 billion. Given the availability of these financial resources, we do not maintain an available external source of liquidity.

At December 31, 2014, we had outstanding commitments to make additional contributions totaling $36.6 million to various investment partnerships in which we have an existing investment. These outstanding commitments, if called, will be funded from operating resources. We currently expect total capital expenditures for facilities, equipment, and technology development for 2015 to be up to $175 million, which will be funded from operating resources.

2014 versus 2013.

Operating activities during 2014 provided cash flows of nearly $1.3 billion, up $58.1 million from the 2013 period. Higher net income, noncash depreciation and amortization, and noncash stock-based compensation in the 2014 period increased cash flows, in aggregate, $221.8 million over the 2013 levels. This aggregate increase was offset by $64.5 million in more cash used in 2014 to seed new sponsored investment portfolios that we are consolidating and treating their underlying investment holdings as trading securities. Timing differences in the cash settlement of our accounts receivable and accrued revenues, payables and accrued liabilities, and other assets and liabilities also decreased our operating cash flows by $69.2 million compared to the 2013 year. Our 2014 operating cash flows were also increased by $35.8 million in higher gains realized from the sale of certain available-for-sale sponsored fund investments as the related proceeds are reflected as an investing activity in our consolidated statements of cash flows.

Net cash used in investing activities totaled $443.4 million, an increase of $5.9 million from 2013. We increased our capital expenditures and other investments activity in 2014 by $20.4 million and $12.1 million, respectively. These increases in net cash used were more than offset by $35.2 million in less net cash invested in our sponsored funds, as we sold more existing investments to fund the new investments in 2014 compared to the 2013 period. The 2013 year also included $8.6 million in net cash proceeds related to our savings bank subsidiary and its sale in December 2013.

Net cash used in financing activities was $739.8 million in 2014, up $463.0 million from the comparable 2013 period. We increased our common stock repurchases by $401.4 million in 2014 compared with the 2013 period. Cash used for dividends paid in 2014 increased $65.4 million due primarily to the 16% increase in our per-share dividend rate.

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

CONTRACTUAL OBLIGATIONS.

The following table presents a summary of our future obligations (in millions) under the terms of existing operating leases and other contractual cash purchase commitments at December 31, 2014. Other purchase commitments include contractual amounts that will be due for the purchase of goods or services to be used in our operations and may be cancelable at earlier times than those indicated, under certain conditions that may involve termination fees. Because these obligations are generally of a normal recurring nature, we expect that we will fund them from future cash flows from operations. The information presented does not include operating expenses or capital expenditures that will be committed in the normal course of operations in 2015 and future years. The information also excludes the $5.6 million of unrecognized tax benefits discussed in Note 7 to our consolidated financial statements because it is not possible to estimate the time period in which a payment might be made to the tax authorities.

	Total	2015	2016-17	2018-19	Later
Noncancelable operating leases	$241	$26	$48	$47	$120
Other purchase commitments	167	122	38	7	—
Total	$408	$148	$86	$54	$120

We also have outstanding commitments to fund additional contributions to investment partnerships totaling $36.6 million at December 31, 2014. The vast majority of these additional contributions will be made to investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be called under certain circumstances.

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

We present those significant accounting policies used in the preparation of our consolidated financial statements as an integral part of those statements within this 2014 Annual Report. In the following discussion, we highlight and explain further certain of those policies that are most critical to the preparation and understanding of our financial statements.

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

In determining whether a mutual fund holding is other-than-temporarily impaired, we consider many factors, including the duration of time the impairment has existed, the severity of the impairment, any subsequent changes in value, and our intent and ability to hold the security for a period of time sufficient for an anticipated recovery in fair value. Subject to the other considerations noted above, we believe a fund holding with an unrealized loss that has persisted daily throughout the six months between quarter-ends is generally presumed to have an other-than-temporary impairment. We may also recognize an other-than-temporary impairment for losses that have existed for less than six months in our consolidated statements of income if the particular circumstances of the underlying investment do not warrant our belief that a near-term recovery is possible.

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

We evaluate the carrying amount of goodwill in our consolidated balance sheets for possible impairment on an annual basis in the third quarter of each year using a fair value approach. Goodwill would be considered impaired whenever our historical carrying amount exceeds the fair value of our investment advisory business. Our annual testing has demonstrated that the fair value of our investment advisory business (our market capitalization) exceeds our carrying amount (our stockholders’ equity) and, therefore, no impairment exists. Should we reach a different conclusion in the future, additional work would be performed to ascertain the amount of the noncash impairment charge to be recognized. We must also perform impairment testing at other times if an event or circumstance occurs indicating that it is more likely than not that an impairment has been incurred. The maximum future impairment of goodwill that we could incur is the amount recognized in our consolidated balance sheets, $665.7 million.

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

The following table (in millions) presents the equity price risk from investments in sponsored funds that are accounted for as available-for-sale securities by assuming a hypothetical decline in the fair values of fund shares. We have chosen to use a variant of each fund's net asset value to quantify the equity price risk as we believe the volatility in each fund's net asset value best reflects the underlying risk potential as well as the market trends surrounding each fund's investment objective. The potential future loss of value, before any income tax benefits, of our fund investments at year-end was determined by using the lower of each fund’s lowest net asset value per share during 2014 or its net asset value per share at December 31, 2014, reduced by 10%. In considering this presentation, it is important to note that: not all funds experienced their lowest net asset value per share on the same day; it is likely that the composition of the fund investment portfolio would be changed if adverse market conditions persisted; and we could experience future losses in excess of those presented below.

	Fair value 12/31/2014	Percentage of portfolio	Potential lower value	Percentage of portfolio	Potential loss
Stock and blended asset funds	$732.6	39%	$656.5	39%	$76.1	10%
Bond funds	1,151.4	61%	1,036.2	61%	115.2	10%
	$1,884.0	100%	$1,692.7	100%	$191.3	10%

The comparable potential loss of value in 2013 using the same methodology noted above was $247.1 million, or 15%, on sponsored fund investments of $1,611.9 million. During 2014, we experienced actual net unrealized losses of $2.1 million.

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

We hold $125.6 million at December 31, 2014, in equity method investments related to seed capital investments we have in sponsored funds in which we are deemed to have significant influence. Given that the funds' net assets are at fair value, we utilized the same methodology to quantify the impact of equity risk on our carrying value as we did for our available-for-sale portfolio as further discussed above. The potential loss in value before any income tax benefits of our equity method investments in sponsored funds was $12.6 million.

Our equity method investment in UTI of $132.4 million at December 31, 2014, exposes us to foreign currency risk related to translating our proportionate share of its financial statements, which are denominated in Indian rupees (INR), to U.S. dollars (USD) each reporting period. We do not use derivative financial instruments to manage this foreign currency risk, so both positive and negative fluctuations in the INR against the USD will affect accumulated other comprehensive income and the carrying amount of our investment. We had a cumulative translation loss, net of tax, of $25.7 million at December 31, 2014, related to our investment in UTI. Given the nature of UTI’s business, should conditions deteriorate in markets in which they operate, we are at risk for loss up to our carrying amount.

We operate in several foreign countries of which the United Kingdom is the most prominent. We incur operating expenses and have foreign currency-denominated assets and liabilities associated with these operations, though our revenues are predominately realized in USD. We do not believe that foreign currency fluctuations materially affect our results of operations.

Item 8.	Financial Statements and Supplementary Data.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2013	12/31/2014
ASSETS
Cash and cash equivalents	$1,398.0	$1,506.1
Accounts receivable and accrued revenue	398.8	442.8
Investments in sponsored funds	1,611.9	1,884.0
Other investments	313.6	408.3
Property and equipment, net	572.9	586.4
Goodwill	665.7	665.7
Other assets	72.2	151.1
Total assets	$5,033.1	$5,644.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$103.9	$143.4
Accrued compensation and related costs	72.4	82.2
Income taxes payable	38.7	23.6
Total liabilities	215.0	249.2

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, undesignated, $.20 par value - authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value - authorized 750,000,000; issued 262,073,000 shares in 2013 and 261,110,000 in 2014	52.4	52.2
Additional capital in excess of par value	894.6	756.5
Retained earnings	3,682.8	4,450.1
Accumulated other comprehensive income	188.3	136.4
Total stockholders' equity	4,818.1	5,395.2
Total liabilities and stockholders' equity	$5,033.1	$5,644.4

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except earnings per share)

	Year ended December 31,
	2012	2013	2014
Revenues
Investment advisory fees	$2,592.0	$3,022.6	$3,464.5
Administrative fees	332.6	343.7	374.0
Distribution and servicing fees	96.1	117.2	143.6
Net revenue of savings bank subsidiary	1.8	.7	—
Net revenues	3,022.5	3,484.2	3,982.1

Operating expenses
Compensation and related costs	1,047.6	1,156.9	1,329.6
Advertising and promotion	88.5	87.0	76.0
Distribution and servicing costs	96.1	117.2	143.6
Depreciation and amortization of property and equipment	80.9	90.6	111.7
Occupancy and facility costs	124.7	135.8	143.9
Other operating expenses	220.4	259.3	286.4
Total operating expenses	1,658.2	1,846.8	2,091.2

Net operating income	1,364.3	1,637.4	1,890.9

Non-operating investment income	70.8	63.0	112.2

Income before income taxes	1,435.1	1,700.4	2,003.1
Provision for income taxes	551.5	652.7	773.5
Net income	$883.6	$1,047.7	$1,229.6

Earnings per share on common stock
Basic	$3.47	$4.02	$4.68
Diluted	$3.36	$3.90	$4.55

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year ended December 31,
	2012	2013	2014
Net income	$883.6	$1,047.7	$1,229.6
Other comprehensive income (loss)
Net unrealized holding gains (losses) on available-for-sale investments	100.2	148.1	(1.9)
Reclassification adjustments recognized in non-operating investment income:
Capital gain distributions	(4.7)	(15.3)	(31.1)
Net gains realized on dispositions determined using average cost	(35.1)	(13.5)	(49.3)
Net unrealized holding gains derecognized upon the sale of savings bank subsidiary	—	(1.6)	—
Total reclassification adjustments	(39.8)	(30.4)	(80.4)
Total net unrealized holding gains (losses) recognized in other comprehensive income	60.4	117.7	(82.3)
Currency translation adjustments	(10.7)	(23.7)	(1.8)
Other comprehensive income (loss) before income taxes	49.7	94.0	(84.1)
Deferred tax benefits (income taxes)	(20.6)	(37.6)	32.2
Total other comprehensive income (loss)	29.1	56.4	(51.9)
Total comprehensive income	$912.7	$1,104.1	$1,177.7

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2012	2013	2014
Cash flows from operating activities
Net income	$883.6	$1,047.7	$1,229.6
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	80.9	90.6	111.7
Stock-based compensation expense	104.1	114.6	133.4
Realized gains on the dispositions of sponsored funds	(35.1)	(13.5)	(49.3)
Net gains recognized on other investments	(11.4)	(13.0)	(7.2)
Net change in trading securities held by consolidated sponsored investment portfolios	(89.3)	(25.6)	(90.1)
Changes in accounts receivable and accrued revenue	(49.7)	(44.7)	(31.5)
Changes in payables and accrued liabilities	35.3	(5.1)	36.5
Other changes in assets and liabilities	(15.6)	82.2	(41.8)
Net cash provided by operating activities	902.8	1,233.2	1,291.3

Cash flows from investing activities
Investments in sponsored funds	(498.5)	(377.7)	(471.9)
Dispositions of sponsored funds	218.1	37.2	166.6
Investments in debt securities held by savings bank subsidiary	(31.1)	(28.2)	—
Proceeds from debt securities held by savings bank subsidiary	91.5	48.5	—
Additions to property and equipment	(76.9)	(105.8)	(126.2)
Other investing activity	(13.2)	(11.5)	(11.9)
Net cash used in investing activities	(310.1)	(437.5)	(443.4)

Cash flows from financing activities
Repurchases of common stock	(135.2)	(14.1)	(415.5)
Common share issuances under stock-based compensation plans	86.6	118.2	85.2
Excess tax benefits from stock-based compensation plans	59.3	45.5	52.6
Dividends	(603.4)	(396.7)	(462.1)
Change in savings bank subsidiary deposits	(18.8)	(29.7)	—
Net cash used in financing activities	(611.5)	(276.8)	(739.8)

Cash and cash equivalents
Net change during year	(18.8)	518.9	108.1
At beginning of year	897.9	879.1	1,398.0
At end of year	$879.1	$1,398.0	$1,506.1

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balances at December 31, 2011	253,272	$50.7	$502.0	$2,765.2	$102.8	$3,420.7
Net income				883.6		883.6
Other comprehensive income, net of tax					29.1	29.1
Dividends				(603.6)		(603.6)
Common stock-based compensation plans activity
Shares issued upon option exercises	5,239	1.1	91.5			92.6
Restricted shares issued, net of shares withheld for taxes	734.1		(4.1)			(4.0)
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	101	—	(2.0)			(2.0)
Forfeiture of restricted awards	(26)	—	—			—
Net tax benefits			60.8			60.8
Stock-based compensation expense			104.1			104.1
Common shares repurchased	(2,302)	(.5)	(121.3)	(13.4)		(135.2)
Balances at December 31, 2012	257,018	51.4	631.0	3,031.8	131.9	3,846.1
Net income				1,047.7		1,047.7
Other comprehensive income, net of tax					56.4	56.4
Dividends				(396.6)		(396.6)
Common stock-based compensation plans activity
Shares issued upon option exercises	4,147.8		127.3			128.1
Restricted shares issued, net of shares withheld for taxes	1,041.2		(6.9)			(6.7)
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	149	—	(3.3)			(3.3)
Forfeiture of restricted awards	(82)	—	—			—
Net tax benefits			45.9			45.9
Stock-based compensation expense			114.6			114.6
Restricted stock units issued as dividend equivalents			.1	(.1)		—
Common shares repurchased	(200)	—	(14.1)	—		(14.1)
Balances at December 31, 2013	262,073	52.4	894.6	3,682.8	188.3	4,818.1
Net income				1,229.6		1,229.6
Other comprehensive loss, net of tax					(51.9)	(51.9)
Dividends				(462.1)		(462.1)
Common stock-based compensation plans activity
Shares issued upon option exercises	3,679.8		106.3			107.1
Restricted shares issued, net of shares withheld for taxes	625.1		(12.3)			(12.2)
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	163	—	(4.7)			(4.7)
Forfeiture of restricted awards	(117)	—	—			—
Net tax benefits			53.4			53.4
Stock-based compensation expense			133.4			133.4
Restricted stock units issued as dividend equivalents			.2	(.2)		—
Common shares repurchased	(5,313)	(1.1)	(414.4)	—		(415.5)
Balances at December 31, 2014	261,110	$52.2	$756.5	$4,450.1	$136.4	$5,395.2

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

BASIS OF PREPARATION.

These consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the U.S. These principles require that we make certain estimates and assumptions. Actual results may vary from our estimates. Certain prior year amounts have been reclassified to conform to the 2014 presentation.

CONSOLIDATION.

Our financial statements include the accounts of all subsidiaries and sponsored portfolios in which we have a controlling financial interest. We are generally deemed to have a controlling financial interest when we own the majority of the voting interest of an entity or are considered to be the primary beneficiary of a variable interest entity. All material intercompany accounts and transactions are eliminated in consolidation. We have determined that the sponsored portfolios in which we have investments at December 31, 2013 and 2014, are voting interest entities and, as a result, have consolidated those sponsored portfolios in which we own a majority of the voting interest.

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

Equity method investments consist of investments in entities, including sponsored portfolios, over which we have the ability to exercise significant influence over the operating and financial policies of the investee. The carrying values of these investments are adjusted to reflect our proportionate share of the investee's net income or loss, any unrealized gain or loss resulting from the translation of foreign denominated financial statements into U.S. dollars, and dividends received. Our proportionate share of income or loss is included in non-operating investment income in the consolidated statements of income. As permitted under existing accounting guidance, we adopted a policy by which we recognize our share of UTI Asset Management Company Limited’s (UTI) earnings on a quarter lag as current financial information is not available in a timely manner. The basis difference between our carrying value and our proportionate share of UTI’s book value is primarily related to consideration paid in excess of the stepped-up basis of assets and liabilities on the date of purchase.

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

Our investments in sponsored funds and investments held as trading expose us to market risk, that is, the potential future loss of value that would result from a decline in the fair value of each investment or its underlying net assets. Our underlying holdings of our assets under management are also subject to market risk, which may arise from changes in equity prices, credit ratings, foreign currency exchange rates, and interest rates.

PROPERTY AND EQUIPMENT.

Property and equipment is stated at cost net of accumulated depreciation and amortization computed using the straight-line method. Provisions for depreciation and amortization are based on the following weighted-average estimated useful lives: computer and communications software and equipment, 3 years; buildings and improvements, 33 years; leasehold improvements, 9 years; furniture and other equipment, 7 years; and leased land, 99 years.

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

Distribution and servicing fees earned from 12b-1 plans of the Advisor Class, R Class, and variable annuity class shares of our sponsored U.S. mutual funds are recognized in the period that they are earned, which is the same period that the related mutual funds recognize their expense. These fees are offset entirely by the distribution and servicing costs paid to third-party financial intermediaries that source the assets of these share classes.

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

STOCK-BASED COMPENSATION.

We maintain three stockholder-approved employee long-term incentive plans (2012 Long-Term Incentive Plan, 2004 Stock Incentive Plan, and 2001 Stock Incentive Plan, collectively the LTI Plans) and two stockholder-approved non-employee director plans (2007 Non-Employee Director Equity Plan and 1998 Director Stock Option Plan). We believe that our stock-based compensation programs align the interests of our employees and directors with those of our common stockholders. As of December 31, 2014, a total of 14,101,640 shares were available for future grant under the 2012 Long-Term Incentive Plan and 2007 Non-Employee Director Equity Plan.

Under our LTI Plans, we have issued restricted shares and restricted stock units to employees that settle in shares of our common stock after vesting. Vesting of these awards is based on the individual continuing to render service over an average 5.5-year graded schedule. All restricted shareholders and restricted stock unit holders receive non-forfeitable cash dividends and cash dividend equivalents, respectively, on our dividend payable date.

We grant performance-based restricted shares and restricted stock units to certain executive officers in which the number of restricted shares or restricted stock units ultimately retained is determined based on achievement of certain performance thresholds. The number of restricted shares or restricted stock units retained is also subject to the same time-based vesting requirement as the other restricted shares or restricted stock units described above. Cash dividends and cash dividend equivalents are accrued and paid to the holders of performance-based restricted shares and restricted stock units only after the performance period has lapsed and the performance thresholds have been met.

Under our LTI plans, we have granted qualified incentive and nonqualified fixed stock options with a maximum term of 10 years to employees. Vesting of our employee option grants is based on the individual continuing to render service and generally occurs over an average 5.5-year graded schedule. The exercise price of each option granted is equivalent to the market price of the common stock at the date of grant.

We grant options, with a maximum term of 10 years, restricted shares and restricted stock units to non-employee directors under the stockholder approved 2007 Non-Employee Director Plan. These grants vest over 6 months to one year and, in the case of restricted stock units, are settled upon the non-employee directors’ departure from the Board. Non-employee directors holding restricted shares receive non-forfeitable dividends while restricted stock unit holders are issued non-forfeitable dividend equivalents in the form of vested stock units on our dividend payable date.

We recognize the grant-date fair value of these awards as compensation expense ratably over the awards' requisite service period. The expense recognized includes an estimate of awards that will be forfeited and considers, in the case of our performance-based restricted shares and units the probability of the performance thresholds being met. Both time-based and performance-based restricted shares and units are valued on the grant-date using the closing market price of our common stock. We use the Black-Scholes option-pricing model to estimate the fair value of each option grant as follows:

	Weighted-average
	2012	2013	2014
Grant-date fair value per option awarded	$16.27	$19.56	$21.12
Assumptions used:
Expected life in years	6.8	7.0	7.0
Expected volatility	32%	31%	30%
Dividend yield	2.1%	2.1%	2.2%
Risk-free interest rate	1.3%	1.9%	2.2%

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

COMPREHENSIVE INCOME.

The components of comprehensive income are presented in a separate statement following our consolidated statements of income and include net income, the change in net unrealized security holding gains (losses), and the change in our currency translation adjustments. The currency translation adjustments result from translating our proportionate share of the financial statements of UTI, our equity method investment, and certain consolidated investment portfolios into U.S. dollars. Assets and liabilities are translated into U.S. dollars using year-end exchange rates, and revenues and expenses are translated using weighted-average exchange rates for the period.

The change in net unrealized security holding gains (losses) included those related to the debt securities held by our savings bank subsidiary up until December 2013 when we completed the sale of the bank. The investments held by the savings bank were in marketable debt securities, including mortgage- and other asset-backed securities and were classified as available-for-sale and reported at fair value.

The changes in accumulated balances of each component of other comprehensive income, the deferred tax impacts of each component, and information about significant items reclassified out of accumulated other comprehensive income are presented in the notes to the financial statements. The notes also indicate the line item of our consolidated income statements to which the significant reclassifications were recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	– CASH EQUIVALENTS.

Cash equivalent investments in our sponsored money market mutual funds aggregate $1,288.1 million at December 31, 2013, and $1,345.8 million at December 31, 2014. Dividends earned on these investments in each of the last three years were immaterial.

NOTE 2	– INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Accounts receivable from our sponsored mutual funds for advisory fees and advisory-related administrative services aggregate $221.9 million at December 31, 2013, and $245.8 million at December 31, 2014.

Revenues (in millions) from advisory services provided under agreements with our sponsored mutual funds and other investment clients include:

	2012	2013	2014
Sponsored U.S. mutual funds
Stock and blended asset	$1,437.6	$1,759.7	$2,086.0
Bond and money market	352.7	366.4	399.8
	1,790.3	2,126.1	2,485.8
Other investment portfolios
Stock and blended asset	635.1	735.6	824.5
Bond, money market, and stable value	166.6	160.9	154.2
	801.7	896.5	978.7
Total	$2,592.0	$3,022.6	$3,464.5

The following table summarizes the investment portfolios and assets under management (in billions) on which we earn advisory fees.

	Average during			As of December 31,
	2012	2013	2014	2013	2014
Sponsored U.S. mutual funds
Stock and blended asset	$241.6	$299.1	$359.3	$341.7	$373.0
Bond and money market	85.0	92.1	101.6	93.6	104.6
	326.6	391.2	460.9	435.3	477.6
Other investment portfolios
Stock and blended asset	158.0	179.3	201.6	195.3	206.9
Bond, money market, and stable value	64.8	63.3	62.2	61.8	62.3
	222.8	242.6	263.8	257.1	269.2
Total	$549.4	$633.8	$724.7	$692.4	$746.8

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for 6.5% and 5.6% of our assets under management at December 31, 2013, and December 31, 2014, respectively.

The following table summarizes the other fees (in millions) earned from our sponsored U.S. mutual funds.

	2012	2013	2014
Administrative fees	$258.3	$264.8	$296.1
Distribution and servicing fees	$96.1	$117.2	$143.6

NOTE 3	– INVESTMENTS IN SPONSORED FUNDS - AVAILABLE-FOR-SALE.

Our investments (in millions) in sponsored funds accounted for as available-for-sale at December 31 include:

	Aggregate cost	Unrealized holding		Aggregate fair value
		Gains	Losses
2013
Stock and blended asset funds	$354.7	$302.5	$—	$657.2
Bond funds	904.0	53.6	(2.9)	954.7
Total	$1,258.7	$356.1	$(2.9)	$1,611.9

2014
Stock and blended asset funds	$505.4	$231.4	$(4.2)	$732.6
Bond funds	1,107.9	52.0	(8.5)	1,151.4
Total	$1,613.3	$283.4	$(12.7)	$1,884.0

The unrealized holding losses are attributable to six fund holdings with an aggregate fair value of $155.9 million at December 31, 2013, and 12 fund holdings with an aggregate fair value of $788.5 million at December 31, 2014. These unrealized losses are considered temporary.

Dividends, excluding capital gain distributions, earned on sponsored mutual fund investments totaled $11.8 million in 2012, $10.6 million in 2013, and $14.7 million in 2014.

NOTE 4	– OTHER INVESTMENTS.

These investments (in millions) at December 31 include:

	2013	2014
Cost method investments
10% interest in Daiwa SB Investments Ltd. (Japan)	$6.6	$3.0
Other investments	53.5	60.7
Equity method investments
26% interest in UTI Asset Management Company Limited (India)	122.6	132.4
Sponsored fund investments	104.1	125.6
Other investments	4.8	5.7
Investments held as trading
Sponsored fund investments	8.5	10.3
Securities held by consolidated sponsored investment portfolios	12.5	69.6
U.S. Treasury note	1.0	1.0
Total	$313.6	$408.3

The securities held by consolidated sponsored investment portfolios, sponsored fund investments held as trading, and the sponsored fund investments treated as equity method investments relate to investment portfolios in which we provided initial seed capital at the time of its formation. We have determined at December 31, 2013, and December 31, 2014, that these investment portfolios are voting interest entities and, as a result, have consolidated those sponsored portfolios in which we own a majority of the voting interest.

During 2013 and 2014, we deconsolidated certain sponsored investment portfolios, in which we provided initial seed capital at the time of its formation, as we no longer had a controlling financial interest. Accordingly, we deconsolidated the carrying value of these investments which, at the deconsolidation dates, was $106.3 million in 2013 and $25.5 million in 2014. We are reporting our residual interest in these sponsored investment portfolios as an equity method investment. Since our consolidated investment portfolios were carried at fair value, we did not recognize any gain or loss in our consolidated statements of income upon deconsolidation. The impact of the deconsolidation on our consolidated balance sheet was immaterial.

At December 31, 2014, we had outstanding commitments to make additional contributions totaling $36.6 million to various investment partnerships. The vast majority of these additional contributions will be made to investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be called under certain circumstances.

NOTE 5	– FAIR VALUE MEASUREMENTS.

We determine the fair value of our investments using the following broad levels of inputs as defined by related accounting standards:

Level 1 – quoted prices in active markets for identical securities.
Level 2 – observable inputs other than Level 1 quoted prices, including, but not limited to, quoted prices for similar securities, interest rates, prepayment speeds, and credit risk. These inputs are based on market data obtained from independent sources.
Level 3 – unobservable inputs reflecting our own assumptions based on the best information available. We do not value any of our investments using Level 3 inputs.

These levels are not necessarily an indication of the risk or liquidity associated with our investments. There have been no material transfers between the levels in 2013 or 2014. The following table summarizes our investments (in millions) that are recognized in our consolidated balance sheets at year-end using fair value measurements determined based on the differing levels of inputs.

	Level 1	Level 2
2013
Cash equivalents	$1,288.1	$—
Investments in sponsored funds	1,611.9	—
Investments held as trading	21.0	—
Total	$2,921.0	$—

2014
Cash equivalents	$1,345.8	$—
Investments in sponsored funds	1,884.0	—
Investments held as trading	27.7	52.2
Total	$3,257.5	$52.2

NOTE 6	– PROPERTY AND EQUIPMENT.

Property and equipment (in millions) at December 31 consists of:

	2013	2014
Computer and communications software and equipment	$430.4	$512.0
Buildings and improvements	386.6	397.1
Leasehold improvements	93.2	93.7
Furniture and other equipment	131.1	131.6
Land	40.3	40.3
Leased land	2.7	2.7
	1,084.3	1,177.4
Less accumulated depreciation and amortization	511.4	591.0
Total	$572.9	$586.4

Compensation and related costs attributable to the development of computer software for internal use totaling $14.9 million in 2012, $15.5 million in 2013, and $19.6 million in 2014 have been capitalized.

We occupy certain office facilities and lease computer and other equipment under noncancelable operating leases. Related rental expense was $28.3 million in 2012, $31.5 million in 2013, and $29.3 million in 2014. Future minimum payments under these leases aggregate $26.4 million in 2015, $25.1 million in 2016, $22.9 million in 2017, $23.8 million in 2018, $22.5 million in 2019, and $119.9 million in later years.

NOTE 7	– INCOME TAXES.

The provision for income taxes (in millions) consists of:

	2012	2013	2014
Current income taxes
U.S. federal	$437.3	$523.3	$635.8
State and local	73.8	92.9	126.8
Foreign	31.3	20.7	16.3
Deferred income taxes (tax benefits)	9.1	15.8	(5.4)
Total	$551.5	$652.7	$773.5

Deferred income taxes and benefits arise from temporary differences between taxable income for financial statement and income tax return purposes. Deferred income taxes in 2012 include $14.2 million from the reversal of deferred tax assets related to other-than-temporary impairments previously recognized on sponsored fund investments that were sold in 2012 offset by deferred tax benefits of $5.2 million related to accrued compensation. Deferred income taxes in 2013 include $5.2 million from the reversal of the deferred tax assets related to accrued compensation that were established in 2012, $5.3 million related to property and equipment, and $4.3 million from the reversal of deferred tax assets related to other-than-temporary impairments previously recognized on sponsored fund investments that were sold in 2013. Deferred income tax benefits in 2014 included $11.2 million related to stock-based compensation offset in part by $4.7 million from the reversal of deferred tax assets related to other-than-temporary impairments previously recognized on sponsored fund investments that were sold in 2014, and $2.0 million related to property and equipment.

The following table reconciles the statutory federal income tax rate to the effective income tax rate.

	2012	2013	2014
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes for current year, net of federal income tax benefits	3.5	3.7	4.0
Other items	(.1)	(.3)	(.4)
Effective income tax rate	38.4%	38.4%	38.6%

The net deferred tax asset (liability) (in millions) recognized in our consolidated balance sheets in income taxes payable at December 31, 2013, and other assets at December 31, 2014, includes the following:

	December 31,
	2013	2014
Deferred tax liabilities
Related to property and equipment	$(36.3)	$(38.3)
Recognized in other comprehensive income on net unrealized holding gains	(137.5)	(106.0)
Other	(19.4)	(21.9)
	(193.2)	(166.2)
Deferred tax assets
Related to stock-based compensation	136.7	147.9
Related to other-than-temporary impairments of investments in sponsored funds	30.4	25.7
Related to accrued compensation	2.9	3.0
Recognized in other comprehensive income on currency translation adjustment	15.0	15.7
Other	5.3	9.9
	190.3	202.2
Net deferred tax asset (liability)	$(2.9)	$36.0

A deferred tax liability for unremitted earnings of our foreign subsidiaries has not been recognized, as it is our intention to indefinitely reinvest these earnings outside the U.S. The unremitted earnings of these subsidiaries are estimated to be $326.0 million at December 31, 2014. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if any of the entities were sold or otherwise transferred, we would be subject to U.S. income taxes, less any foreign tax credits. Determination of the amount of the unrecognized deferred tax liability related to these earnings is not practicable.

Other assets includes tax refund receivables of $1.2 million at December 31, 2013, and $61.7 million at December 31, 2014.

Cash outflows from operating activities include net income taxes paid of $514.9 million in 2012, $532.9 million in 2013, and $763.7 million in 2014.

Additional income tax benefits of $60.9 million in 2012, $45.9 million in 2013, and $53.4 million in 2014 arising from stock-based compensation plans activity reduced the amount of income taxes that would have otherwise been payable.

The following table summarizes the changes in our unrecognized tax benefits (in millions).

	2012	2013	2014
Balance at beginning of year	$4.7	$4.9	$4.8
Changes in tax positions related to
Current year	.9	.7	1.0
Prior years	.2	—	(.2)
Expired statute of limitations	(.9)	(.8)	—
Balance at end of year	$4.9	$4.8	$5.6

If recognized, these tax benefits would affect our effective tax rate; however, we do not expect that unrecognized tax benefits for tax positions taken with respect to 2014 and prior years will significantly change in 2015. The U.S. has concluded examinations related to federal tax obligations through the year 2009. Net interest payable recognized in our consolidated balance sheets was $1.0 million at December 31, 2013, and $1.3 million at December 31, 2014. Our accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as part of our provision for income taxes. Interest recognized as part of our provision for income taxes was not material.

NOTE 8	– STOCKHOLDERS' EQUITY.

SHARE REPURCHASES.

The Board of Directors has authorized the future repurchase of up to 20,900,804 common shares as of December 31, 2014.

DIVIDENDS.

Regular cash dividends declared per share were $1.36 in 2012, $1.52 in 2013, and $1.76 in 2014. In December 2012, the Board of Directors also declared a special dividend of $1.00 per share that was paid on December 28, 2012.

RESTRICTED CAPITAL.

Our consolidated stockholders' equity at December 31, 2014, includes about $95 million that is restricted as to use by various regulations and agreements arising in the ordinary course of our business.

NOTE 9	– STOCK-BASED COMPENSATION.

SHARES AUTHORIZED FOR STOCK-BASED COMPENSATION PROGRAMS.

At December 31, 2014, a total of 44,918,174 shares of unissued common stock were authorized for issuance under our stock-based compensation plans. Additionally, a total of 3,412,508 shares are authorized for issuance under a plan whereby substantially all employees may acquire common stock through payroll deductions at prevailing market prices.

STOCK OPTIONS.

The following table summarizes the status of and changes in our stock option grants during 2014.

	Options	Weighted- average exercise price	Weighted-average remaining contractual term in years
Outstanding at December 31, 2013	31,574,958	$52.18
Semiannual grants	3,506,465	$80.15
New hire grants	37,250	$80.04
Non-employee director grants	16,800	$80.81
Exercised	(4,924,172)	$42.74
Forfeited	(448,836)	$61.37
Expired	(946)	$52.62
Outstanding at December 31, 2014	29,761,519	$56.95	5.8
Exercisable at December 31, 2014	18,631,393	$50.14	4.5

Compensation and related costs includes a charge for stock option-based compensation expense of $74.5 million in 2012, $64.2 million in 2013, and $63.4 million in 2014.

The total intrinsic value of options exercised was $239.6 million in 2012, $182.6 million in 2013, and $196.5 million in 2014. At December 31, 2014, the aggregate intrinsic value of in-the-money options outstanding was $860.5 million, including $665.4 million related to options exercisable.

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of and changes in our nonvested restricted shares and restricted stock units during 2014.

	Restricted shares	Restricted stock units	Weighted- average fair value
Nonvested at December 31, 2013	1,877,086	823,593	$67.21
Granted to employees and non-employee directors - time based	759,135	374,445	$80.17
Granted to employees - performance based	12,000	67,200	$80.14
Vested (value at vest date was $58.6 million)	(469,469)	(230,268)	$64.78
Forfeited	(117,193)	(28,217)	$69.29
Nonvested at December 31, 2014	2,061,559	1,006,753	$72.79

The nonvested at December 31, 2014, includes 45,600 performance-based restricted shares and 159,525 performance-based restricted stock units. These nonvested performance-based restricted shares and units include 33,600 shares and 92,325 units for which the performance period has lapsed and the performance threshold has been met.

Compensation and related costs includes expenses for restricted shares and restricted stock units of $29.6 million in 2012, $50.4 million in 2013, and $70.0 million in 2014.

At December 31, 2014, non-employee directors held 48,262 vested stock units that will convert to common shares upon their separation from the Board.

FUTURE STOCK–BASED COMPENSATION EXPENSE.

The following table presents the compensation expense (in millions) to be recognized over the remaining vesting periods of the stock-based compensation awards outstanding at December 31, 2014. Estimated future compensation expense will change to reflect future awards, including options, unrestricted shares, restricted shares, and restricted stock units; changes in estimated forfeitures; changes in the probability of performance thresholds being met; and adjustments for actual forfeitures.

First quarter 2015	$29.0
Second quarter 2015	28.7
Third quarter 2015	28.4
Fourth quarter 2015	24.9
2015	111.0
2016 through 2019	116.0
Total	$227.0

NOTE 10	– EARNINGS PER SHARE CALCULATIONS.

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

	2012	2013	2014
Net income	$883.6	$1,047.7	$1,229.6
Less net income allocated to outstanding restricted stock and stock unit holders	(5.5)	(9.3)	(14.2)
Net income allocated to common stockholders	$878.1	$1,038.4	$1,215.4

Weighted-average common shares
Outstanding	253.4	258.3	259.6
Outstanding assuming dilution	261.0	266.3	267.4

The following table shows the weighted-average outstanding stock options (in millions) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive.

	2012	2013	2014
Weighted-average outstanding stock options excluded	5.4	3.1	3.8

NOTE 11	– OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME.

The following table presents the deferred tax benefits (income taxes) impact of the components (in millions) of other comprehensive income.

	2012	2013	2014
Deferred tax benefits (income taxes) on:
Net unrealized holding gains or losses	$(39.7)	$(57.8)	$.8
Reclassification adjustments:
Recognized in the provision for income taxes related to capital gain distributions	1.8	6.0	11.9
Recognized in the provision for income taxes related to net gains realized on dispositions	13.6	5.3	18.8
Recognized in non-operating investment income for net unrealized holding gains derecognized upon the sale of savings bank subsidiary	—	.6	—
Net deferred tax benefits (income taxes) on net unrealized holding gains or losses recognized in other comprehensive income	(24.3)	(45.9)	31.5
Deferred tax benefits on currency translation adjustments	3.7	8.3	.7
Total deferred tax benefits (income taxes)	$(20.6)	$(37.6)	$32.2

The changes (in millions) in each component of accumulated other comprehensive income for each year ended December 31 are presented below.

	Net unrealized holding gains
	Investments in sponsored funds	Debt securities held by savings bank subsidiary	Equity share of UTI’s net unrealized holding gains	Total net unrealized holding gains	Currency translation adjustments	Total
Balances at December 31, 2011	$106.3	$1.9	$.2	$108.4	$(5.6)	$102.8
Other comprehensive income (loss) before reclassifications and income taxes	99.9	.1	.2	100.2	(10.7)	89.5
Reclassification adjustments recognized in non-operating investment income	(39.8)	—	—	(39.8)	—	(39.8)
	60.1	.1	.2	60.4	(10.7)	49.7
Deferred tax benefits (income taxes)	(24.1)	(.1)	(.1)	(24.3)	3.7	(20.6)
Other comprehensive income (loss)	36.0	—	.1	36.1	(7.0)	29.1
Balances at December 31, 2012	142.3	1.9	.3	144.5	(12.6)	131.9
Other comprehensive income (loss) before reclassifications and income taxes	149.7	(1.6)	—	148.1	(23.7)	124.4
Reclassification adjustments recognized in non-operating investment income	(28.8)	(1.6)	—	(30.4)	—	(30.4)
	120.9	(3.2)	—	117.7	(23.7)	94.0
Deferred tax benefits (income taxes)	(47.2)	1.3	—	(45.9)	8.3	(37.6)
Other comprehensive income (loss)	73.7	(1.9)	—	71.8	(15.4)	56.4
Balances at December 31, 2013	216.0	—	.3	216.3	(28.0)	188.3
Other comprehensive income (loss) before reclassifications and income taxes	(2.1)	—	.2	(1.9)	(1.8)	(3.7)
Reclassification adjustments recognized in non-operating investment income	(80.4)	—	—	(80.4)	—	(80.4)
	(82.5)	—	.2	(82.3)	(1.8)	(84.1)
Deferred tax benefits	31.5	—	—	31.5	.7	32.2
Other comprehensive income (loss)	(51.0)	—	.2	(50.8)	(1.1)	(51.9)
Balances at December 31, 2014	$165.0	$—	$.5	$165.5	$(29.1)	$136.4

NOTE 12	– OTHER DISCLOSURES.

CONTINGENCIES.

From time to time, various claims against us arise in the ordinary course of business, including employment-related claims. In the opinion of management, after consultation with counsel, the likelihood that an adverse determination in one or more pending claims would have a material adverse effect on our financial position or results of operations is remote.

RETIREMENT PLANS.

Compensation and related costs includes expense recognized for our defined contribution retirement plans of $58.2 million in 2012, $61.8 million in 2013, and $70.6 million in 2014.

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

NOTE 13	– SUPPLEMENTARY QUARTERLY FINANCIAL DATA (Unaudited).

	Net revenues	Net income	Basic earnings on common stock	Diluted earnings on common stock
	(in millions)		(per share)
2013
1st quarter	$815.7	$241.9	$.93	$.91
2nd quarter	$854.3	$247.8	$.95	$.92
3rd quarter	$884.4	$270.3	$1.03	$1.00
4th quarter	$929.8	$287.7	$1.10	$1.06

2014
1st quarter	$954.6	$304.3	$1.16	$1.12
2nd quarter	$984.3	$305.8	$1.16	$1.13
3rd quarter	$1,020.8	$303.6	$1.15	$1.12
4th quarter	$1,022.4	$315.9	$1.21	$1.18

The sums of quarterly earnings per share do not equal annual earnings per share because the computations are done independently.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:

We have audited the accompanying consolidated balance sheets of T. Rowe Price Group, Inc. and subsidiaries (“the Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), T. Rowe Price Group, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 5, 2015, expressed an unqualified opinion on the effectiveness of T. Rowe Price Group, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland
February 5, 2015

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9A.  Controls and Procedures.
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of December 31, 2014, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including our Form 10-K annual report, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the fourth quarter of 2014, and has concluded that there was no change during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2014, in relation to criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, we believe that the company’s internal control over financial reporting was effective as of December 31, 2014.

KPMG LLP, an independent registered public accounting firm, has audited our financial statements that are included in this annual report and expressed an unqualified opinion thereon. KPMG has also expressed an unqualified opinion on the effective operation of our internal control over financial reporting as of December 31, 2014.

 February 5, 2015

/s/ James A.C. Kennedy
Chief Executive Officer and President

/s/ Kenneth V. Moreland
Vice President, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:

We have audited T. Rowe Price Group, Inc. ’s (“the Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, T. Rowe Price Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 5, 2015, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baltimore, Maryland
February 5, 2015

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item as to the identification of our executive officers is furnished in a separate item at the end of Part I of this Report. Other information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2015 Annual Meeting of our stockholders.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accountant Fees and Services.

Information required by these items is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2015 Annual Meeting of our stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report.

(1)	Financial Statements: See Item 8 of Part II of this report.

(2)	Financial Statement Schedules: None.

(3)
The following exhibits required by Item 601 of Regulation S-K are filed herewith, except for Exhibit 32 that is furnished herewith. Management contracts and compensatory plans and arrangements are filed as Exhibits 10.07 through 10.19.2.

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

10.03
Transfer Agency and Service Agreement as of January 1, 2014, between T. Rowe Price Services, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 25, 2014; File No. 033-05646.)

10.04
Agreement as of January 1, 2014, between T. Rowe Price Retirement Plan Services, Inc. and certain of the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 25, 2014; File No. 033-05646.)

10.05
Agreement as of January 1, 2014, between T. Rowe Price Associates, Inc. and the T. Rowe Price Funds for Fund Accounting Services. (Incorporated by reference from Form 485BPOS filed on April 25, 2014; File No. 033-05646.)

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

10.19	Supplemental Savings Plan (Incorporated by reference from Form S-8 registration statement filed on October 23, 2014; File No. 333-199560.)

10.19.1	Supplemental Savings Plan - Schedule 1 - Sponsoring Employers (Incorporated by reference from Form S-8 registration statement filed on October 23, 2014; File No. 333-199560.)

10.19.2	Supplemental Savings Plan - Schedule 2 - UK Addendum (Incorporated by reference from Form S-8 registration statement filed on October 23, 2014; File No. 333-199560.)

21	Subsidiaries of T. Rowe Price Group, Inc.

23	Consent of Independent Registered Public Accounting Firm, KPMG LLP.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

101
The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s consolidated financial statements and notes that are included in this Form 10-K Report.

101.INS XBRL Instance Document (File name: trow-20141231.xml).

101.SCH XBRL Taxonomy Extension Schema Document (File name: trow-20141231.xsd).

101.CAL XBRL Taxonomy Calculation Linkbase Document (File name: trow-20141231_cal.xml).

101.LAB XBRL Taxonomy Label Linkbase Document (File name: trow-20141231_lab.xml).

101.PRE XBRL Taxonomy Presentation Linkbase Document (File name: trow-20141231_pre.xml).

101.DEF XBRL Taxonomy Definition Linkbase Document (File name: trow-20141231_def.xml).

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 5, 2015.

T. Rowe Price Group, Inc.
By: /s/ James A.C. Kennedy, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 5, 2015.

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