Form 10-Q
period 2015-03-31
PRICE T ROWE GROUP INC
filed 2015-04-22
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
Commission File Number: 000-32191
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
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, April 20, 2015, is 260,584,861.
The exhibit index is at Item 6 on page 21.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2014	3/31/2015
ASSETS
Cash and cash equivalents	$1,506.1	$1,810.4
Accounts receivable and accrued revenue	442.8	447.3
Investments in sponsored funds	1,884.0	1,889.4
Other investments	408.3	419.5
Property and equipment, net	586.4	599.0
Goodwill	665.7	665.7
Other assets	151.1	130.7
Total assets	$5,644.4	$5,962.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$143.4	$137.9
Accrued compensation and related costs	82.1	141.3
Income taxes payable	23.6	156.3
Dividends payable	.1	524.5
Total liabilities	249.2	960.0

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, undesignated, $.20 par value – authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value - authorized 750,000,000; issued 261,110,000 shares in 2014 and 260,575,000 in 2015	52.2	52.1
Additional capital in excess of par value	756.5	712.0
Retained earnings	4,450.1	4,099.7
Accumulated other comprehensive income	136.4	138.2
Total stockholders’ equity	5,395.2	5,002.0
Total liabilities and stockholders’ equity	$5,644.4	$5,962.0

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended
	3/31/2014	3/31/2015
Revenues
Investment advisory fees	$826.4	$896.5
Administrative fees	94.5	93.0
Distribution and servicing fees	33.7	37.5
Net revenues	954.6	1,027.0

Operating expenses
Compensation and related costs	318.9	346.5
Advertising and promotion	22.6	25.3
Distribution and servicing costs	33.7	37.5
Depreciation and amortization of property and equipment	27.1	29.1
Occupancy and facility costs	35.4	38.3
Other operating expenses	67.8	72.5
Total operating expenses	505.5	549.2

Net operating income	449.1	477.8

Non-operating investment income	42.1	26.8

Income before income taxes	491.2	504.6
Provision for income taxes	186.9	195.1
Net income	$304.3	$309.5

Earnings per share on common stock
Basic	$1.16	$1.16
Diluted	$1.12	$1.13

Dividends declared per share	$.44	$2.52

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three months ended
	3/31/2014	3/31/2015
Net income	$304.3	$309.5
Other comprehensive income (loss)
Net unrealized holding gains on available-for-sale investments	22.4	17.0
Reclassification adjustments recognized in non-operating investment income:
Net gains realized on dispositions determined using average cost	(32.0)	(16.6)
Total net unrealized holding gains (losses) recognized in other comprehensive income	(9.6)	.4
Currency translation adjustments	2.5	(2.2)
Other comprehensive loss before income taxes	(7.1)	(1.8)
Net deferred tax benefits	2.8	3.6
Total other comprehensive income (loss)	(4.3)	1.8
Total comprehensive income	$300.0	$311.3

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three months ended
	3/31/2014	3/31/2015
Cash flows from operating activities
Net income	$304.3	$309.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	27.1	29.1
Stock-based compensation expense	29.2	31.0
Realized gains on dispositions of sponsored funds	(32.0)	(16.6)
Net gains recognized on other investments	(6.3)	(6.8)
Net change in trading securities held by consolidated sponsored investment portfolios	(25.1)	(5.0)
Other changes in assets and liabilities	189.9	202.6
Net cash provided by operating activities	487.1	543.8

Cash flows from investing activities
Investments in sponsored funds	(98.9)	(39.5)
Dispositions of sponsored funds	97.9	50.7
Additions to property and equipment	(25.4)	(41.3)
Other investing activity	(3.4)	(4.0)
Net cash used in investing activities	(29.8)	(34.1)

Cash flows from financing activities
Repurchases of common stock	(31.3)	(113.6)
Common share issuances under stock-based compensation plans	22.2	32.5
Excess tax benefits from stock-based compensation plans	8.9	11.1
Dividends paid	(115.8)	(135.4)
Net cash used in financing activities	(116.0)	(205.4)

Cash and cash equivalents
Net change during period	341.3	304.3
At beginning of year	1,398.0	1,506.1
At end of period	$1,739.3	$1,810.4

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
Balances at December 31, 2014	261,110	$52.2	$756.5	$4,450.1	$136.4	$5,395.2
Net income				309.5		309.5
Other comprehensive income, net of tax					1.8	1.8
Dividends declared				(659.8)		(659.8)
Common stock-based compensation plans activity
Shares issued upon option exercises	901.2		26.8			27.0
Restricted shares issued, net of shares withheld for taxes	(1)	—	(.1)			(.1)
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	1	—	—			—
Forfeiture of restricted awards	(25)	—	—			—
Net tax benefits			11.0			11.0
Stock-based compensation expense			31.0			31.0
Restricted stock units issued as dividend equivalents			.1	(.1)		—
Common shares repurchased	(1,411)	(.3)	(113.3)	—		(113.6)
Balances at March 31, 2015	260,575	$52.1	$712.0	$4,099.7	$138.2	$5,002.0

The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	– THE COMPANY AND BASIS OF PREPARATION.

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

These unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the use of estimates and reflect all adjustments that are, in the opinion of management, necessary to a fair statement of our results for the interim periods presented. All such adjustments are of a normal recurring nature. Actual results may vary from our estimates. Certain prior year amounts have been reclassified to conform to the 2015 presentation.

The unaudited interim financial information contained in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2014 Annual Report.

NOTE 2	– INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Accounts receivable from our sponsored mutual funds for advisory fees and advisory-related administrative services aggregate $245.8 million at December 31, 2014, and $255.3 million at March 31, 2015.

Revenues (in millions) from advisory services provided under agreements with our sponsored mutual funds and other investment clients include:

	Three months ended
	3/31/2014	3/31/2015
Sponsored U.S. mutual funds
Stock and blended asset	$497.3	$543.2
Bond and money market	93.5	102.7
	590.8	645.9
Other investment portfolios
Stock and blended asset	196.9	213.0
Bond, money market, and stable value	38.7	37.6
	235.6	250.6
Total	$826.4	$896.5

The following table summarizes the investment portfolios and assets under management (in billions) on which we earn advisory fees.

	Average during
	the first quarter of		As of
	2014	2015	12/31/2014	3/31/2015
Sponsored U.S. mutual funds
Stock and blended asset	$346.1	$381.5	$373.0	$390.3
Bond and money market	96.6	105.6	104.6	106.9
	442.7	487.1	477.6	497.2
Other investment portfolios
Stock and blended asset	196.4	209.5	206.9	212.6
Bond, money market, and stable value	62.1	62.4	62.3	62.9
	258.5	271.9	269.2	275.5
Total	$701.2	$759.0	$746.8	$772.7

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for 5.6% and 5.1% of our assets under management at December 31, 2014 and March 31, 2015, respectively.

The following table summarizes the other fees (in millions) earned from our sponsored U.S. mutual funds.

	Three months ended
	3/31/2014	3/31/2015
Administrative fees	$74.9	$76.0
Distribution and servicing fees	$33.7	$37.5

NOTE 3	– INVESTMENTS IN SPONSORED FUNDS - AVAILABLE-FOR-SALE.

We make investments in our sponsored funds for general corporate investment purposes or to provide seed capital for newly formed funds. These sponsored funds (in millions) are voting interest entities and include:

	Aggregate cost	Unrealized holding		Aggregate fair value
		gains	losses
December 31, 2014
Stock and blended asset funds	$505.4	$231.4	$(4.2)	$732.6
Bond funds	1,107.9	52.0	(8.5)	1,151.4
Total	$1,613.3	$283.4	$(12.7)	$1,884.0

March 31, 2015
Stock and blended asset funds	$476.2	$236.5	$(2.6)	$710.1
Bond funds	1,142.5	48.5	(11.7)	1,179.3
Total	$1,618.7	$285.0	$(14.3)	$1,889.4

The unrealized holding losses are attributable to 12 fund holdings with an aggregate fair value of $788.5 million at December 31, 2014, and 14 fund holdings with an aggregate fair value of $413.7 million at March 31, 2015. These unrealized losses are considered temporary.

NOTE 4	– OTHER INVESTMENTS.

These investments (in millions) include:

	12/31/2014	3/31/2015
Cost method investments
10% interest in Daiwa SB Investments Ltd. (Japan)	$3.0	$3.0
Other investments	60.7	63.0
Equity method investments
26% interest in UTI Asset Management Company Limited (India)	132.4	134.2
Sponsored fund investments	125.6	127.0
Other investments	5.7	6.3
Investments held as trading
Sponsored fund investments	10.3	11.2
Securities held by consolidated sponsored investment portfolios	69.6	73.8
U.S. Treasury note	1.0	1.0
Total	$408.3	$419.5

The securities held by consolidated sponsored investment portfolios, sponsored fund investments held as trading, and the sponsored fund investments treated as equity method investments relate to investment portfolios in which we provided initial seed capital at the time of its formation. We have determined at December 31, 2014 and March 31, 2015, that these investment portfolios are voting interest entities and, as a result, have consolidated those sponsored portfolios in which we own a majority of the voting interest.

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

	Level 1	Level 2
December 31, 2014
Cash equivalents	$1,345.8	$—
Investments in sponsored funds - available-for-sale	1,884.0	—
Investments held as trading	27.7	52.2
Total	$3,257.5	$52.2

March 31, 2015
Cash equivalents	$1,607.9	$—
Investments in sponsored funds - available-for-sale	1,889.4	—
Investments held as trading	27.5	57.5
Total	$3,524.8	$57.5

NOTE 6 – STOCKHOLDERS’ EQUITY.

Regular cash dividends declared per share in the first quarter were $.44 in 2014 and $.52 in 2015. On February 19, 2015, the Board of Directors also declared a special cash dividend of $2.00 per share, payable on April 23, 2015 to stockholders of record as of the close of business on April 9, 2015.

NOTE 7	– STOCK-BASED COMPENSATION.

STOCK OPTIONS.

The following table summarizes the status of and changes in our stock option grants during the first quarter of 2015.

	Options	Weighted- average exercise price
Outstanding at December 31, 2014	29,761,519	$56.95
Semiannual grants	1,931,325	$82.97
New hire grants	6,000	$80.01
Exercised	(1,251,758)	$44.87
Forfeited	(202,113)	$68.54
Outstanding at March 31, 2015	30,244,973	$59.03
Exercisable at March 31, 2015	17,381,933	$50.53

EFFECT OF SPECIAL CASH DIVIDEND.

As a result of the special cash dividend declared by the Board of Directors in February 2015, the anti-dilution provisions of our employee long-term incentive plans and non-employee director plans (collectively the LTI Plans) require an automatic adjustment to neutralize the effect of the special dividend. On the special dividend's ex-dividend date (April 7, 2015), the number of shares authorized and the number of stock options outstanding and their exercise price were adjusted resulting in an increase of 749,578 stock options outstanding on the ex-dividend date, and no incremental compensation expense. The stock option table above will be adjusted to reflect the impact in the second quarter of 2015.

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of and changes in our nonvested restricted shares and restricted stock units during the first quarter of 2015.

	Restricted shares	Restricted stock units	Weighted-average fair value
Nonvested at December 31, 2014	2,061,559	1,006,753	$72.79
Granted to employees - time-based	—	625,518	$82.96
Granted to employees - performance-based	—	27,975	$82.97
Vested	(1,758)	(1,080)	$70.81
Forfeited	(25,893)	(24,990)	$72.55
Nonvested at March 31, 2015	2,033,908	1,634,176	$74.60

The nonvested at March 31, 2015, includes 28,800 performance-based restricted shares and 175,500 performance-based restricted stock units. These performance-based restricted shares and units include 22,800 restricted shares and 121,050 restricted stock units for which the performance period has lapsed and the performance threshold has been met.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense (in millions) to be recognized over the remaining vesting periods of the stock-based awards outstanding at March 31, 2015. Estimated future compensation expense will change to reflect future option grants; future awards of unrestricted shares, restricted stock units; changes in estimated forfeitures; changes in the probability of performance thresholds being met; and adjustments for actual forfeitures.

Second quarter 2015	$35.4
Third quarter 2015	34.9
Fourth quarter 2015	31.4
2016	86.7
2017 through 2020	88.5
Total	$276.9

NOTE 8	– EARNINGS PER SHARE CALCULATIONS.

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

	Three months ended
	3/31/2014	3/31/2015
Net income	$304.3	$309.5
Less: net income allocated to outstanding restricted stock and stock unit holders	(3.2)	(8.4)
Net income allocated to common stockholders	$301.1	$301.1

Weighted-average common shares
Outstanding	260.4	258.7
Outstanding assuming dilution	268.6	265.7

The following table shows the weighted-average outstanding stock options (in millions) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive.

	Three months ended
	3/31/2014	3/31/2015
Weighted-average outstanding stock options excluded	3.3	4.6

NOTE 9 - OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME.

The following table presents the impact of the components (in millions) of other comprehensive income or loss on deferred tax benefits (income taxes).

	Three months ended
	3/31/2014	3/31/2015
Net deferred tax benefits (income taxes) on:
Net unrealized holding gains or losses	$(8.7)	$(3.1)
Reclassification adjustment recognized in the provision for income taxes related to net gains realized on dispositions	12.4	5.9
Net deferred tax benefits on net unrealized holding gains or losses	3.7	2.8
Net deferred tax benefits (income taxes) on currency translation adjustments	(.9)	.8
Total net deferred tax benefit	$2.8	$3.6

The changes (in millions) in each component of accumulated other comprehensive income, including reclassification adjustments for the first quarter of 2015 are presented in the table below.

	Net unrealized holding gains
	Investments in sponsored funds	Equity share of UTI’s net unrealized holding gains	Total net unrealized holding gains	Currency translation adjustments	Total
Balances at December 31, 2014	$165.0	$.5	$165.5	$(29.1)	$136.4
Other comprehensive income (loss) before reclassifications and income taxes	16.6	.4	17.0	(2.2)	14.8
Reclassification adjustments related to net gains realized on dispositions recognized in non-operating investment income, determined using average cost	(16.6)	—	(16.6)	—	(16.6)
	—	.4	.4	(2.2)	(1.8)
Deferred tax benefits (income taxes)	2.9	(.1)	2.8	.8	3.6
Other comprehensive income (loss)	2.9	.3	3.2	(1.4)	1.8
Balances at March 31, 2015	$167.9	$.8	$168.7	$(30.5)	$138.2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:

We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries (“the Company”) as of March 31, 2015, the related condensed consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2015 and 2014, and the related condensed consolidated statement of stockholders’ equity for the three-month period ended March 31, 2015. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 5, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Baltimore, Maryland
April 22, 2015

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our sponsored U.S. mutual funds and other investment portfolios. The other investment portfolios include separately managed accounts, subadvised funds, and other sponsored investment portfolios including collective investment trusts, target-date retirement trusts, Luxembourg-based funds offered to investors outside the U.S., and portfolios offered through variable annuity life insurance plans. Investment advisory clients domiciled outside the U.S. account for 5.1% of our assets under management at March 31, 2015.

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

BACKGROUND.

U.S. stocks rose in the first quarter of 2015 despite occasional bouts of volatility and uncertainty about when the Federal Reserve would begin tightening monetary policy. Most major U.S. equity indexes reached all-time highs during March. Corporate merger activity, reduced energy costs, low interest rates, and massive quantitative easing efforts in the eurozone and Japan supported stock prices.

Stocks in developed non-U.S. markets generally outperformed U.S. shares, despite the stronger dollar. Asian markets outperformed European peers, with Japanese shares rising more than 10% and reaching a 15-year high. European markets did very well in local currency terms, but a sharp drop in the euro resulted in milder returns in dollar terms. Equities in developing markets underperformed shares in developed non-U.S. markets, hurt by weaker currencies.

Returns of several major equity market indexes for the first quarter of 2015 are as follows:

Index
S&P 500 Index	1.0%
NASDAQ Composite Index (1)	3.5%
Russell 2000 Index	4.3%
MSCI EAFE (Europe, Australasia, and Far East) Index	5.0%
MSCI Emerging Markets Index	2.3%
 (1) returns exclude dividends

Global bonds were mixed in the first quarter of 2015. In the U.S., investment-grade bonds produced positive returns amid weak inflation readings, decelerating economic growth, falling long-term interest rates, and strong foreign demand for U.S. Treasuries, whose yields are higher than sovereign debt yields in Europe and Japan. The yield on the benchmark 10-year Treasury note dropped from 2.17% to 1.94% during the quarter. High yield bonds outperformed high-quality issues, as the market rebounded from some oil-related weakness late last year.

Bonds in developed non-U.S. markets produced negative returns in dollar terms as the U.S. dollar appreciated against most currencies. Emerging markets bonds were mixed, generally, as bonds denominated in local currencies declined in dollar terms, but dollar-denominated debt registered gains.

Returns for several major bond market indexes for the first quarter of 2015 are as follows:

Index
Barclays U.S. Aggregate Bond Index	1.6%
Credit Suisse High Yield Index	2.6%
Barclays Municipal Bond Index	1.0%
Barclays Global Aggregate Ex-U.S. Dollar Bond Index	(4.6)%
JPMorgan Emerging Markets Bond Index Plus	1.9%

ASSETS UNDER MANAGEMENT.

Assets under management ended the first quarter of 2015 at $772.7 billion, an increase of $25.9 billion from the end of 2014. Market appreciation and income added $24.0 billion and net cash inflows added $1.9 billion in assets under management during the first quarter of 2015.

Assets under management (in billions) as of December 31, 2014 and March 31, 2015, are presented by investment portfolio and investment objective in the following table.

	As of
	12/31/2014	3/31/2015
Sponsored U.S. mutual funds	$477.6	$497.2
Other investment portfolios	269.2	275.5
Total	$746.8	$772.7

	As of
	12/31/2014	3/31/2015
Stock and blended asset portfolios	$579.9	$602.9
Fixed income portfolios	166.9	169.8
Total	$746.8	$772.7

The following table details the changes in our assets under management (in billions) during the first quarter of 2015:

	Sponsored U.S. mutual funds	Other investment portfolios	Total
Assets under management at December 31, 2014	$477.6	$269.2	$746.8

Net cash flows before client transfers	6.2	(4.3)	1.9
Client transfers from mutual funds to other portfolios	(2.8)	2.8	—
Net cash flows after client transfers	3.4	(1.5)	1.9
Net market appreciation and income	16.2	7.8	24.0
Change during the period	19.6	6.3	25.9

Assets under management at March 31, 2015	$497.2	$275.5	$772.7

More than half of the client transfers from mutual funds to other investment portfolios noted in the table above were moved from our target-date retirement funds to our collective investment trusts and target-date retirement trusts.

The net cash inflows, after client transfers, into the mutual funds of $3.4 billion, include net inflows of $2.1 billion into the stock and blended asset funds and $1.6 billion into the fixed income funds. The money market funds had net outflows of $.3 billion. The net cash outflows from the other investment portfolios were largely concentrated among a small number of clients who redeemed from large-cap U.S. equity strategies.

Our target-date retirement portfolios invest in a broadly diversified portfolio of other T. Rowe Price funds or T. Rowe Price collective investment trusts, and automatically rebalance to maintain their specific asset allocation weightings. Total net cash flows for the first quarter of 2015 include $7.5 billion that originated in these portfolios. Assets under management in these retirement portfolios at March 31, 2015 totaled $160.9 billion, including $134.2 billion in target-date retirement funds and $26.7 billion in target-date retirement trusts.

At December 31, 2014, assets under management in retirement related accounts and variable annuity portfolios were approximately $510 billion, of which about 60% were defined contribution assets.

We incur significant expenditures to attract new investment advisory clients and additional investments from our existing clients. These efforts involve costs that generally precede any future revenues that we might recognize from additions to our assets under management.

RESULTS OF OPERATIONS.

First quarter of 2015 versus first quarter of 2014.

	Three months ended
	3/31/2015	3/31/2014	Dollar change	Percent change
(in millions, except per-share data)
Investment advisory fees	$896.5	$826.4	$70.1	8.5%
Net revenues	$1,027.0	$954.6	$72.4	7.6%
Operating expenses	$549.2	$505.5	$43.7	8.6%
Net operating income	$477.8	$449.1	$28.7	6.4%
Non-operating investment income	$26.8	$42.1	$(15.3)	(36.3)%
Net income	$309.5	$304.3	$5.2	1.7%

Diluted earnings per share on common stock	$1.13	$1.12	$.01	.9%

Average assets under management (in billions)	$759.0	$701.2	$57.8	8.2%

Investment advisory fees earned in the first quarter of 2015 increased over the comparable 2014 quarter as average assets under our management increased $57.8 billion, or 8.2%, to $759.0 billion. The average annualized effective fee rate earned on our assets under management during the first quarter of 2015 was 47.9 basis points, which is virtually unchanged from the 47.8 basis points earned during the first quarter of 2014 and during the full year 2014. We voluntarily waived $13.7 million in money market related fees, including advisory fees and fund expenses, in the first quarter of 2015, in order to maintain a positive yield for fund investors. The fee waivers in the first quarter of 2015 were down $.6 million from the comparable 2014 quarter and represent about 2% of total investment advisory fees earned during the first quarter of 2015. Fees were waived from each of our money market mutual funds and trusts, which have combined net assets of $15.8 billion at March 31, 2015. We expect that these fee waivers will continue for the remainder of 2015.

Our operating margin in the first quarter of 2015 was 46.5%, a slight decline compared to 47.0% in the 2014 quarter, as we continue to make investments to broaden and deepen our investment management, distribution, and service capabilities around the world.

Net revenues

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the U.S. were $645.9 million, an increase of $55.1 million, or 9.3%, on higher average assets under management. Average mutual fund assets under management in the first quarter of 2015 were $487.1 billion, an increase of 10.0% from the average in the first quarter of 2014.

Investment advisory revenues earned in the first quarter of 2015 from the other investment portfolios were $250.6 million, an increase of $15.0 million, or 6.4%, from the comparable 2014 quarter. Average assets under management in the first quarter of 2015 were $271.9 billion, an increase of 5.2%, from the average in the first quarter of 2014.

Administrative fee revenues decreased $1.5 million to $93.0 million in the first quarter of 2015. The decrease is primarily due to a reduction in certain administrative services fees provided to certain fund shareholders. Changes in administrative fee revenues are generally offset by similar changes in related operating expenses that are incurred to provide services to the funds and their shareholders.

Distribution and servicing fee revenues earned from 12b-1 plans of the Advisor Class, R Class, and variable annuity class shares of our sponsored funds and portfolios increased $3.8 million from the first quarter of 2014 on greater average assets under management in these share classes. The 12b-1 fees earned are offset entirely by the costs paid to third-party intermediaries who source these assets. These costs are reported as distribution and servicing costs in the condensed consolidated statements of income.

Operating expenses

Compensation and related costs were $346.5 million in the first quarter of 2015, an increase of $27.6 million, or 8.7%, compared to the first quarter of 2014. The largest part of the change is attributable to a $9.6 million increase in the interim accrual for our annual variable compensation programs and $12.6 million in higher base salaries and related benefits, which result from a modest increase in salaries at the beginning of 2015 combined with a 3.7% increase in our average staff size from the first quarter of 2014. The balance of the change from the 2014 quarter is attributable to an increase in non-cash stock-based compensation expense, an increase in temporary personnel to support our continued investment in our capabilities, and higher other employee-related costs. At March 31, 2015, we employed 5,905 associates.

Advertising and promotion costs were $25.3 million in the first quarter of 2015, an increase of $2.7 million from the comparable 2014 period. The increase in cost is primarily attributable to the creation and launch of a new advertising campaign. We currently expect advertising and promotion costs for the full-year 2015 could increase about 5% from 2014 levels.

Occupancy and facility costs, together with depreciation and amortization expense, were $67.4 million in the first quarter of 2015, up $4.9 million compared to the first quarter of 2014. The increase is primarily attributable to the added costs to update and enhance technology capabilities, including related maintenance programs.

Other operating expenses in the first quarter of 2015 were up $4.7 million from the comparable 2014 quarter, as increased business demands and our continued investment in our operating capabilities have increased costs. These higher costs in the first quarter of 2015 include those related to the firm's defined contribution recordkeeping business, information and other third-party service costs, travel costs, and other general and administrative costs.

Non-operating investment income

Net non-operating investment income, which includes the recognition of investment gains and losses, in the first quarter of 2015 decreased $15.3 million from the 2014 quarter to $26.8 million. We realized gains of $16.6 million from the sale of certain of our sponsored fund investments in the first quarter of 2015 compared with $32.0 million in the 2014 quarter.

Provision for income taxes

The effective tax rate for the first quarter of 2015 was 38.7%, and we currently estimate that our effective tax rate for the full-year 2015 will be about 38.8%. Our effective income tax rate reflects the relative contribution of pre-tax income generated by our non-U.S. subsidiaries that are subject to tax rates that are lower than our U.S. rates. Changes in the relative contribution of pre-tax income from U.S. and non-U.S. sources or changes in tax rates in the U.S. or relevant non-U.S. jurisdictions may affect our effective income tax rate and overall net income in the future.

CAPITAL RESOURCES AND LIQUIDITY.

Operating activities during the first quarter of 2015 provided cash flows of $543.8 million, up $56.7 million from the 2014 period. We used $20.1 million less cash in the first quarter of 2015 compared with the 2014 period to seed new sponsored investment portfolios that we consolidate and treat their underlying investment holdings as trading securities. Our cash flows were also only reduced by a $16.6 million adjustment for realized gains in the 2015 quarter compared with $32.0 million in 2014 as we sold fewer investments in sponsored funds in 2015. This adjustment backs out the realized gains from cash flows provided by operating activities as they are included in the proceeds reported as an investing activity in our consolidated statements of cash flows. Higher net income, non-cash depreciation and amortization, and non-cash stock-based compensation in 2015 period increased cash flows by $9.0 million. Timing differences on the cash settlement of our assets and liabilities increased our operating cash flows by $12.7 million compared to the 2014 period. Our interim operating cash flows do not include the cash impact of variable compensation that is accrued throughout the year before being substantially paid out in December.

Net cash used in investing activities totaled $34.1 million in the first quarter of 2015, an increase of $4.3 million from the comparable 2014 period. We increased our property and equipment additions by $15.9 million during the first quarter of 2015 compared to the 2014 period. This increase in capital expenditures was offset by a $12.2 million decline in net investments made into our sponsored funds in the 2015 quarter.

Net cash used in financing activities was $205.4 million in the first quarter of 2015, up $89.4 million from the comparable 2014 period. We increased our common stock repurchases by $82.3 million during the first quarter of 2015 compared with the 2014 period. Our cash outflow for dividends paid in 2015 increased $19.6 million over the prior year period due primarily to the 18% increase in our regular quarterly per-share dividend. These increases in net cash used in financing activities are offset in part by the $10.3 million in proceeds received from option exercises. Our financing cash flows for the first quarter of 2015 do not include the $524 million cash impact of the special dividend that was declared in February 2015 but payable on April 23, 2015.

Our cash and sponsored investment holdings at March 31, 2015, were $3.7 billion, and we have no debt. We anticipate property and equipment expenditures for the full year 2015 could be up to $175 million and expect to fund them from our operating resources. We generally repurchase shares of our common stock over time to offset the dilution created by our equity-based compensation plans. Given the availability of our financial resources, we do not maintain an available external source of liquidity.

NEW ACCOUNTING STANDARDS.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 - Revenue from Contracts with Customers. The objective of the new standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The revenue standard contains principles that will be applied to determine the measurement of revenue and timing of when it is recognized. In April 2015, the FASB voted to propose a one-year delay in the effective date of the standard. We would be required to adopt the new standard on January 1, 2018. We are currently evaluating the impact this standard will have on our financial position and results of operations.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02 - Consolidation (Topic 810): Amendments to the Consolidation Analysis. This standard modifies existing consolidation guidance for reporting companies that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. The guidance does permit early adoption. We are currently evaluating the impact this standard will have on our financial position and results of operations.

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our condensed consolidated statements, including that which we have not yet adopted. We do not believe that any such guidance has or will have a material effect on our financial position or results of operations.

FORWARD-LOOKING INFORMATION.

From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this report, may contain certain forward-looking information, including information or anticipated information relating to: our revenues, net income and earnings per share on common stock; changes in the amount and composition of our assets under management; our expense levels; our estimated effective income tax rate; and our expectations regarding financial markets, future transactions, dividends, investments, capital expenditures, and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A, Risk Factors, of our Form 10-K Annual Report for 2014. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

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

There has been no material change in the information provided in Item 7A of the Form 10-K Annual Report for 2014.

Item 4.	Controls and Procedures.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of March 31, 2015, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the first quarter of 2015, and has concluded that there was no change during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

There have been no material changes in the information provided in Item 1A of our Form 10-K Annual Report for 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchase activity during the first quarter of 2015 is as follows.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January	511,465	$79.47	461,661	20,439,143
February	725,511	$81.32	600,000	19,839,143
March	434,663	$82.22	349,388	19,489,755
Total	1,671,639	$80.99	1,411,049

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorizations, outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options, and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the first quarter of 2015, 259,903 were related to shares surrendered in connection with employee stock option exercises and 687 were related to shares withheld to cover tax withholdings associated with the vesting of restricted stock awards.

The maximum number of shares that may be purchased are available under the Board of Directors’ September 8, 2010 and December 11, 2014, publicly announced authorization. The 1,411,049 shares of our common stock were repurchased pursuant to the Board of Directors’ September 8, 2010, publicly announced authorizations.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On April 22, 2015, we issued an earnings release reporting our results of operations for the first quarter of 2015. A copy of that earnings release is furnished herewith as Exhibit 99. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

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

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of February 12, 2009. (Incorporated by reference from Form 8-K Current Report file on February 17, 2009; File No. 033-07012-99).

10.18.1	Amended and Restated 2012 Long-term Incentive Plan.

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99	Earnings release issued April 22, 2015, reporting our results of operations for the first quarter of 2015.

101
The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s unaudited condensed consolidated interim financial statements and notes that are included in this Form 10-Q Report.

101.INS XBRL Instance Document (File name: trow-20150331.xml).

101.SCH XBRL Taxonomy Extension Schema Document (File name: trow-20150331.xsd).

101.CAL XBRL Taxonomy Calculation Linkbase Document (File name: trow-20150331_cal.xml).

101.LAB XBRL Taxonomy Label Linkbase Document (File name: trow-20150331_lab.xml).

101.PRE XBRL Taxonomy Presentation Linkbase Document (File name: trow-20150331_pre.xml).

101.DEF XBRL Taxonomy Definition Linkbase Document (File name: trow-20150331_def.xml).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 22, 2015.
T. Rowe Price Group, Inc.

By:    /s/ Kenneth V. Moreland
Vice President, Chief Financial Officer and Treasurer