Form 10-Q
period 2015-06-30
PRICE T ROWE GROUP INC
filed 2015-07-23
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
Commission File Number: 000-32191
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
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, July 21, 2015, is 256,212,813.
The exhibit index is at Item 6 on page 24.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2014	6/30/2015
ASSETS
Cash and cash equivalents	$1,506.1	$1,269.2
Accounts receivable and accrued revenue	442.8	449.4
Investments in sponsored funds	1,884.0	1,856.7
Other investments	408.3	414.4
Property and equipment, net	586.4	607.3
Goodwill	665.7	665.7
Other assets	151.1	152.8
Total assets	$5,644.4	$5,415.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$143.4	$168.5
Accrued compensation and related costs	82.2	267.9
Income taxes payable	23.6	12.0
Total liabilities	249.2	448.4

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, undesignated, $.20 par value – authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value - authorized 750,000,000; issued 261,110,000 shares at December 31, 2014 and 257,428,000 at June 30, 2015	52.2	51.5
Additional capital in excess of par value	756.5	647.9
Retained earnings	4,450.1	4,141.9
Accumulated other comprehensive income	136.4	125.8
Total stockholders’ equity	5,395.2	4,967.1
Total liabilities and stockholders’ equity	$5,644.4	$5,415.5

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended		Six months ended
	6/30/2014	6/30/2015	6/30/2014	6/30/2015
Revenues
Investment advisory fees	$855.3	$942.2	$1,681.7	$1,838.7
Administrative fees	93.6	91.6	188.1	184.6
Distribution and servicing fees	35.4	38.6	69.1	76.1
Net revenues	984.3	1,072.4	1,938.9	2,099.4

Operating expenses
Compensation and related costs	326.4	360.9	645.3	707.4
Advertising and promotion	14.6	14.2	37.2	39.5
Distribution and servicing costs	35.4	38.6	69.1	76.1
Depreciation and amortization of property and equipment	28.0	32.2	55.1	61.3
Occupancy and facility costs	36.0	39.9	71.4	78.2
Other operating expenses	70.8	78.8	138.6	151.3
Total operating expenses	511.2	564.6	1,016.7	1,113.8

Net operating income	473.1	507.8	922.2	985.6

Non-operating investment income	26.1	33.0	68.2	59.8

Income before income taxes	499.2	540.8	990.4	1,045.4
Provision for income taxes	193.4	207.6	380.3	402.7
Net income	$305.8	$333.2	$610.1	$642.7

Earnings per share on common stock
Basic	$1.16	$1.28	$2.32	$2.45
Diluted	$1.13	$1.24	$2.25	$2.39

Dividends declared per share	$.44	$.52	$.88	$3.04

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three months ended		Six months ended
	6/30/2014	6/30/2015	6/30/2014	6/30/2015
Net income	$305.8	$333.2	$610.1	$642.7
Other comprehensive income (loss)
Net unrealized holding gains on available-for-sale investments	37.4	5.1	59.8	22.1
Reclassification adjustments recognized in non-operating investment income:
Net gains realized on dispositions determined using average cost	(11.7)	(22.7)	(43.7)	(39.3)
Total net unrealized holding gains (losses) recognized in other comprehensive income	25.7	(17.6)	16.1	(17.2)
Currency translation adjustments	4.8	(1.9)	7.3	(4.1)
Other comprehensive income (loss) before income taxes	30.5	(19.5)	23.4	(21.3)
Deferred tax benefits (income taxes)	(11.6)	7.1	(8.8)	10.7
Total other comprehensive income (loss)	18.9	(12.4)	14.6	(10.6)
Total comprehensive income	$324.7	$320.8	$624.7	$632.1

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six months ended
	6/30/2014	6/30/2015
Cash flows from operating activities
Net income	$610.1	$642.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	55.1	61.3
Stock-based compensation expense	61.8	66.6
Realized gains on dispositions of sponsored funds	(43.7)	(39.3)
Net gains recognized on other investments	(11.4)	(6.2)
Net change in trading securities held by consolidated sponsored investment portfolios	(77.2)	(5.0)
Other changes in assets and liabilities	130.9	166.6
Net cash provided by operating activities	725.6	886.7

Cash flows from investing activities
Investments in sponsored funds	(242.0)	(146.4)
Dispositions of sponsored funds	121.8	195.6
Additions to property and equipment	(59.7)	(79.9)
Other investing activity	(7.9)	(3.2)
Net cash used in investing activities	(187.8)	(33.9)

Cash flows from financing activities
Repurchases of common stock	(56.9)	(353.8)
Common share issuances under stock-based compensation plans	39.5	42.0
Excess tax benefits from stock-based compensation plans	17.6	16.6
Dividends paid	(231.7)	(794.5)
Net cash used in financing activities	(231.5)	(1,089.7)

Cash and cash equivalents
Net change during period	306.3	(236.9)
At beginning of year	1,398.0	1,506.1
At end of period	$1,704.3	$1,269.2

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
Balances at December 31, 2014	261,110	$52.2	$756.5	$4,450.1	$136.4	$5,395.2
Net income				642.7		642.7
Other comprehensive loss, net of tax					(10.6)	(10.6)
Dividends declared				(794.7)		(794.7)
Common stock-based compensation plans activity
Shares issued upon option exercises	1,168.2		36.2			36.4
Restricted shares issued, net of shares withheld for taxes	3	—	(.1)			(.1)
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	2	—	—			—
Forfeiture of restricted awards	(45)	—	—			—
Net tax benefits			16.5			16.5
Stock-based compensation expense			66.6			66.6
Restricted stock units issued as dividend equivalents			.1	(.1)		—
Common shares repurchased	(4,810)	(.9)	(227.9)	(156.1)		(384.9)
Balances at June 30, 2015	257,428	$51.5	$647.9	$4,141.9	$125.8	$4,967.1

The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	– THE COMPANY AND BASIS OF PREPARATION.

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

Accounts receivable from our sponsored mutual funds for advisory fees and advisory-related administrative services aggregate $245.8 million at December 31, 2014, and $253.1 million at June 30, 2015.

Revenues (in millions) from advisory services provided under agreements with our sponsored U.S. mutual funds and other investment clients include:

	Three months ended		Six months ended
	6/30/2014	6/30/2015	6/30/2014	6/30/2015
Sponsored U.S. mutual funds
Stock and blended asset	$514.7	$575.5	$1,012.0	$1,118.7
Bond and money market	98.7	107.5	192.2	210.2
	613.4	683.0	1,204.2	1,328.9
Other investment portfolios
Stock and blended asset	202.4	220.0	399.3	433.0
Bond, money market, and stable value	39.5	39.2	78.2	76.8
	241.9	259.2	477.5	509.8
Total	$855.3	$942.2	$1,681.7	$1,838.7

The following table summarizes the investment portfolios and assets under management (in billions) on which we earn advisory fees.

	Average during		Average during
	the second quarter of		the first half of
	2014	2015	2014	2015
Sponsored U.S. mutual funds
Stock and blended asset	$355.0	$398.9	$350.6	$390.2
Bond and money market	100.9	107.3	98.7	106.5
	455.9	506.2	449.3	496.7
Other investment portfolios
Stock and blended asset	198.6	214.2	197.5	211.9
Bond, money market, and stable value	62.7	63.2	62.4	62.8
	261.3	277.4	259.9	274.7
Total	$717.2	$783.6	$709.2	$771.4

			As of
			12/31/2014	6/30/2015
Sponsored U.S. mutual funds
Stock and blended asset			$373.0	$392.9
Bond and money market			104.6	107.2
			477.6	500.1
Other investment portfolios
Stock and blended asset			206.9	210.0
Bond, money market, and stable value			62.3	62.9
			269.2	272.9
Total			$746.8	$773.0

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for 5.6% and 5.0% of our assets under management at December 31, 2014 and June 30, 2015, respectively.

The following table summarizes the other fees (in millions) earned from our sponsored U.S. mutual funds.

	Three months ended		Six months ended
	6/30/2014	6/30/2015	6/30/2014	6/30/2015
Administrative fees	$73.7	$74.6	$148.6	$150.6
Distribution and servicing fees	$35.4	$38.6	$69.1	$76.1

NOTE 3	– INVESTMENTS IN SPONSORED FUNDS - AVAILABLE-FOR-SALE.

We make investments in our sponsored funds for general corporate investment purposes or to provide seed capital for newly formed funds. These sponsored funds (in millions) are voting interest entities and include:

	Aggregate cost	Unrealized holding		Aggregate fair value
		gains	losses
December 31, 2014
Stock and blended asset funds	$505.4	$231.4	$(4.2)	$732.6
Bond funds	1,107.9	52.0	(8.5)	1,151.4
Total	$1,613.3	$283.4	$(12.7)	$1,884.0

June 30, 2015
Stock and blended asset funds	$422.9	$224.7	$(.4)	$647.2
Bond funds	1,180.5	40.3	(11.3)	1,209.5
Total	$1,603.4	$265.0	$(11.7)	$1,856.7

The unrealized holding losses are attributable to 12 fund holdings with an aggregate fair value of $788.5 million at December 31, 2014, and 13 fund holdings with an aggregate fair value of $403.4 million at June 30, 2015. These unrealized losses are considered temporary.

NOTE 4	– OTHER INVESTMENTS.

These investments (in millions) include:

	12/31/2014	6/30/2015
Cost method investments	$63.7	$64.9
Equity method investments
26% interest in UTI Asset Management Company Limited (India)	132.4	134.1
Sponsored fund investments	125.6	126.5
Other investments	5.7	5.5
Investments held as trading
Sponsored fund investments	10.3	9.5
Securities held by consolidated sponsored investment portfolios	69.6	72.9
U.S. Treasury note	1.0	1.0
Total	$408.3	$414.4

The securities held by consolidated sponsored investment portfolios, sponsored fund investments held as trading, and the sponsored fund investments treated as equity method investments relate to investment portfolios in which we provided initial seed capital at the time of its formation. We have determined at December 31, 2014 and June 30, 2015, that these investment portfolios are voting interest entities and, as a result, have consolidated those sponsored portfolios in which we own a majority of the voting interest.

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

	Level 1	Level 2
December 31, 2014
Cash equivalents	$1,345.8	$—
Investments in sponsored funds - available-for-sale	1,884.0	—
Investments held as trading	27.7	52.2
Total	$3,257.5	$52.2

June 30, 2015
Cash equivalents	$1,043.7	$—
Investments in sponsored funds - available-for-sale	1,856.7	—
Investments held as trading	26.5	55.9
Total	$2,926.9	$55.9

NOTE 6 – STOCKHOLDERS’ EQUITY.

DIVIDENDS.

Regular cash dividends declared per share during the first six months of 2014 and 2015 were $.88 and $1.04 respectively. On February 19, 2015, the Board of Directors also declared a special cash dividend of $2.00 per share, payable on April 23, 2015 to stockholders of record as of the close of business on April 9, 2015.

COMMON SHARE REPURCHASES.

At June 30, 2015, a liability of $31.1 million is included in accounts payable and accrued expenses for common stock repurchases that settled by July 7, 2015.

NOTE 7	– STOCK-BASED COMPENSATION.

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

STOCK OPTIONS.

The following table summarizes the status of and changes in our stock option grants during the first half of 2015. All numbers have been adjusted to reflect the effect of the special dividend as noted above.

	Options	Weighted- average exercise price
Outstanding at December 31, 2014	30,463,211	$55.63
Semiannual grants	1,979,081	$80.95
New hire grants	9,735	$79.19
Non-employee director grants	8,700	$82.40
Exercised	(1,591,893)	$45.01
Forfeited	(314,795)	$68.22
Expired	(658)	$63.66
Outstanding at June 30, 2015	30,553,381	$57.71
Exercisable at June 30, 2015	17,498,513	$49.41

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of and changes in our nonvested restricted shares and restricted stock units during the first half of 2015.

	Restricted shares	Restricted stock units	Weighted-average fair value
Nonvested at December 31, 2014	2,061,559	1,006,753	$72.79
Time-based grants	5,200	639,105	$82.93
Performance-based grants	—	27,975	$82.97
Vested	(14,588)	(9,955)	$78.27
Forfeited	(45,371)	(31,633)	$72.97
Nonvested at June 30, 2015	2,006,800	1,632,245	$74.62

The nonvested at June 30, 2015, includes 28,800 performance-based restricted shares and 175,500 performance-based restricted stock units. These performance-based restricted shares and units include 22,800 restricted shares and 121,050 restricted stock units for which the performance period has lapsed and the performance threshold has been met.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense (in millions) to be recognized over the remaining vesting periods of the stock-based awards outstanding at June 30, 2015. Estimated future compensation expense will change to reflect future option grants; future awards of unrestricted shares, restricted stock units; changes in estimated forfeitures; changes in the probability of performance thresholds being met; and adjustments for actual forfeitures.

Third quarter 2015	$35.3
Fourth quarter 2015	31.7
2016	87.3
2017 through 2020	88.8
Total	$243.1

NOTE 8	– EARNINGS PER SHARE CALCULATIONS.

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

	Three months ended		Six months ended
	6/30/2014	6/30/2015	6/30/2014	6/30/2015
Net income	$305.8	$333.2	$610.1	$642.7
Less: net income allocated to outstanding restricted stock and stock unit holders	(3.4)	(4.1)	(6.7)	(9.8)
Net income allocated to common stockholders	$302.4	$329.1	$603.4	$632.9

Weighted-average common shares
Outstanding	260.7	257.7	260.5	258.2
Outstanding assuming dilution	268.7	264.6	268.7	265.1

The following table shows the weighted-average outstanding stock options (in millions) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive.

	Three months ended		Six months ended
	6/30/2014	6/30/2015	6/30/2014	6/30/2015
Weighted-average outstanding stock options excluded	3.8	5.7	3.5	5.1

NOTE 9 - OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME.

The following table presents the impact of the components (in millions) of other comprehensive income or loss on deferred tax benefits (income taxes).

	Three months ended		Six months ended
	6/30/2014	6/30/2015	6/30/2014	6/30/2015
Net deferred tax benefits (income taxes) on:
Net unrealized holding gains or losses	$(14.6)	$(2.4)	$(23.3)	$(5.5)
Reclassification adjustment recognized in the provision for income taxes related to net gains realized on dispositions	4.6	8.8	17.0	14.7
Net deferred tax benefits on net unrealized holding gains or losses	(10.0)	6.4	(6.3)	9.2
Net deferred tax benefits (income taxes) on currency translation adjustments	(1.6)	.7	(2.5)	1.5
Total deferred tax benefit (income taxes)	$(11.6)	$7.1	$(8.8)	$10.7

The changes (in millions) in each component of accumulated other comprehensive income, including reclassification adjustments for the first half of 2015 are presented in the table below.

	Net unrealized holding gains
	Investments in sponsored funds	Equity share of UTI’s net unrealized holding gains	Total net unrealized holding gains	Currency translation adjustments	Total
Balances at December 31, 2014	$165.0	$.5	$165.5	$(29.1)	$136.4
Other comprehensive income (loss) before reclassifications and income taxes	21.9	.2	22.1	(4.1)	18.0
Reclassification adjustments related to net gains realized on dispositions recognized in non-operating investment income, determined using average cost	(39.3)	—	(39.3)	—	(39.3)
	(17.4)	.2	(17.2)	(4.1)	(21.3)
Deferred tax benefits (income taxes)	9.3	(.1)	9.2	1.5	10.7
Other comprehensive income (loss)	(8.1)	.1	(8.0)	(2.6)	(10.6)
Balances at June 30, 2015	$156.9	$.6	$157.5	$(31.7)	$125.8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:

We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries (“the Company”) as of June 30, 2015, the related condensed consolidated statements of income and comprehensive income for the three- and six--month periods ended June 30, 2015 and 2014, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2015 and 2014, and the related condensed consolidated statement of stockholders’ equity for the six-month period ended June 30, 2015. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
July 23, 2015

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our sponsored U.S. mutual funds and other investment portfolios. The other investment portfolios include separately managed accounts, subadvised funds, and other sponsored investment portfolios including collective investment trusts, target-date retirement trusts, Luxembourg-based funds offered to investors outside the U.S., and portfolios offered through variable annuity life insurance plans. Investment advisory clients domiciled outside the U.S. account for 5% of our assets under management at June 30, 2015.

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

In 2014, we made a long-term strategic decision to change our delivery of certain administrative services, including fund accounting and other investment recordkeeping operations. In the second quarter of 2015, we finalized our agreement with BNY Mellon to provide such services. As part of the agreement, approximately 220 associates are expected to become employees of BNY Mellon on August 1, 2015. Though the compensation and related costs and other operating expenses line items of our consolidated income statement will be affected, we do not expect that the impact on our future operating results will be material.

BACKGROUND.

U.S. stock market returns were mixed in the second quarter of 2015. Most major indexes reached new all-time highs in May or June, but they closed below their highest levels of the quarter following a sharp sell-off at the end of June. For most of the quarter, the market was supported by merger activity, a strengthening economy, and better-than-expected first-quarter corporate earnings. As the quarter ended, global markets reacted negatively to events in Greece, including the implementation of capital controls, a missed payment to the International Monetary Fund, and the expiration of its bailout agreement.

Stocks in developed non-U.S. markets narrowly outperformed large-cap U.S. shares. In Asia, Hong Kong shares produced positive returns, lifted by Chinese economic stimulus measures, while Japanese stocks rose amid signs of stronger economic growth. European markets in aggregate saw little change in dollar terms. Stocks in emerging markets performed in line with developed non-U.S. markets. Certain markets, such as Russia, Brazil, and China, produced strong returns in dollar terms for the quarter, but Chinese shares slumped in the second half of June.

Returns of several major equity market indexes for the three- and six-month periods ended June 30, 2015 are as follows:

	Three months ended	Six months ended
Index	6/30/2015	6/30/2015
S&P 500 Index	0.3%	1.2%
NASDAQ Composite Index (1)	1.8%	5.3%
Russell 2000 Index	0.4%	4.8%
MSCI EAFE (Europe, Australasia, and Far East) Index	0.8%	5.9%
MSCI Emerging Markets Index	0.8%	3.1%
 (1) returns exclude dividends

Global bonds fell slightly in dollar terms in the second quarter of 2015. In the U.S., investment-grade issues declined as longer-term Treasury interest rates increased. However, yields closed below their highest levels of the quarter as fears that Greece would exit the eurozone prompted investors to favor the safety of U.S. government bonds. The yield on the benchmark 10-year Treasury note rose from 1.94% to 2.35% during the quarter. High yield bond returns were flat, but they outperformed high-quality issues, helped by a rebound in oil prices and lower interest rate sensitivity.

Bonds in developed non-U.S. markets fell slightly in dollar terms, as bond price depreciation was mostly offset by the positive effects of stronger European currencies versus the dollar. U.S. dollar-denominated and local currency-denominated emerging markets bonds edged lower. The dollar was not uniformly strong versus all emerging markets currencies, so returns varied by country.

Returns for several major bond market indexes for the three- and six-month periods ended June 30, 2015 are as follows:

	Three months ended	Six months ended
Index	6/30/2015	6/30/2015
Barclays U.S. Aggregate Bond Index	(1.7)%	(0.1)%
Credit Suisse High Yield Index	0.3%	2.9%
Barclays Municipal Bond Index	(0.9)%	0.1%
Barclays Global Aggregate Ex-U.S. Dollar Bond Index	(0.8)%	(5.4)%
JPMorgan Emerging Markets Bond Index Plus	(0.9)%	1.0%

ASSETS UNDER MANAGEMENT.

Assets under management ended the second quarter of 2015 at $773.0 billion, an increase of $.3 billion from March 31, 2015, and $26.2 billion from the end of 2014. Assets under management (in billions) as of December 31, 2014 and June 30, 2015, are presented by investment portfolio and investment objective in the following table.

	As of
	12/31/2014	6/30/2015
Sponsored U.S. mutual funds	$477.6	$500.1
Other investment portfolios	269.2	272.9
Total	$746.8	$773.0

	As of
	12/31/2014	6/30/2015
Stock and blended asset portfolios	$579.9	$602.9
Fixed income portfolios	166.9	170.1
Total	$746.8	$773.0

The following table details the changes in our assets under management (in billions) during the three- and six-month periods ended June 30, 2015:

	Three months ended 6/30/2015			Six months ended 6/30/2015
	Sponsored U.S. mutual funds	Other investment portfolios	Total	Sponsored U.S. mutual funds	Other investment portfolios	Total
Assets under management at beginning of period	$497.2	$275.5	$772.7	$477.6	$269.2	$746.8

Net cash flows before client transfers	2.5	(4.6)	(2.1)	8.7	(8.9)	(0.2)
Client transfers from mutual funds to other portfolios	(1.1)	1.1	—	(3.9)	3.9	—
Net cash flows after client transfers	1.4	(3.5)	(2.1)	4.8	(5.0)	(0.2)
Net market appreciation and income	1.5	0.9	2.4	17.7	8.7	26.4
Change during the period	2.9	(2.6)	0.3	22.5	3.7	26.2

Assets under management at June 30, 2015	$500.1	$272.9	$773.0	$500.1	$272.9	$773.0

The client transfers from mutual funds to other investment portfolios noted in the table above were primarily transfers from mutual funds to collective investment trusts, including our retirement date trusts.

For the second quarter of 2015, the net cash inflows, after client transfers, into the mutual funds of $1.4 billion, include net inflows of $1.5 billion into the fixed income funds and $.4 billion into the stock and blended asset funds. These net inflows were offset by net outflows from money market funds of $.5 billion. The net cash outflows during the second quarter of 2015 from the other investment portfolios were largely concentrated among a small number of institutional and subadvised clients who redeemed primarily from large-cap U.S. equity strategies.

For the six-month period ended June 30, 2015, the net cash inflows, after client transfers, into the mutual funds of $4.8 billion, include net inflows of $3.1 billion into the fixed income funds and $2.5 billion into the stock and blended asset funds. These net inflows were offset by net outflows from money market funds of $.8 billion. The net cash outflows during the first half of 2015 from the other investment portfolios were largely concentrated among a small number of institutional and subadvised clients who redeemed primarily from large-cap U.S. equity strategies.

Our target-date retirement portfolios invest in a broadly diversified portfolio of other T. Rowe Price funds or T. Rowe Price collective investment trusts, and automatically rebalance to maintain their specific asset allocation weightings. Total net cash flows for the three- and six- month periods ended June 30, 2015 include $5.2 billion and $12.7 billion, respectively, in net cash inflows sourced from our target-date retirement portfolios. Assets under management in these portfolios at June 30, 2015 totaled $166.5 billion, including $137.2 billion in target-date retirement funds and $29.3 billion in target-date retirement trusts.

We incur significant expenditures to attract new investment advisory clients and additional investments from our existing clients. These efforts involve costs that generally precede any future revenues that we might recognize from additions to our assets under management.

RESULTS OF OPERATIONS.

Second quarter of 2015 versus second quarter of 2014.

	Three months ended
	6/30/2015	6/30/2014	Dollar change	Percentage change
(in millions, except per-share data)
Investment advisory fees	$942.2	$855.3	$86.9	10.2%
Net revenues	$1,072.4	$984.3	$88.1	9.0%
Operating expenses	$564.6	$511.2	$53.4	10.4%
Net operating income	$507.8	$473.1	$34.7	7.3%
Non-operating investment income	$33.0	$26.1	$6.9	26.4%
Net income	$333.2	$305.8	$27.4	9.0%

Diluted earnings per share on common stock	$1.24	$1.13	$.11	9.7%

Average assets under management (in billions)	$783.6	$717.2	$66.4	9.3%

Investment advisory fees earned in the second quarter of 2015 increased over the comparable 2014 quarter as average assets under our management increased $66.4 billion, or 9.3%, to $783.6 billion. The average annualized effective fee rate earned on our assets under management during the second quarter of 2015 was 48.2 basis points compared with 47.8 basis points earned during the second quarter of 2014. We voluntarily waived $12.5 million in money market related fees, including advisory fees and fund expenses, in the second quarter of 2015, in order to maintain a positive yield for fund investors. The fee waivers in the second quarter of 2015 were down $2.5 million from the comparable 2014 quarter and represent about 1% of total investment advisory fees earned during the second quarter of 2015. Fees were waived from each of our money market mutual funds and trusts, which have combined net assets of $15.3 billion at June 30, 2015. We expect that these fee waivers will continue for the remainder of 2015.

Our operating margin in the second quarter of 2015 was 47.4%, a slight decline compared to 48.1% in the 2014 quarter, as we continue to make investments to broaden and deepen our investment management, distribution, and service capabilities around the world.

Net revenues

Investment advisory revenues earned in the second quarter of 2015 from the T. Rowe Price mutual funds distributed in the U.S. were $683.0 million, an increase of $69.6 million, or 11.3%, from the comparable 2014 quarter. Average mutual fund assets under management in the second quarter of 2015 were $506.2 billion, an increase of 11.0% from the average in the second quarter of 2014.

Investment advisory revenues earned in the second quarter of 2015 from the other investment portfolios were $259.2 million, an increase of $17.3 million, or 7.2%, from the comparable 2014 quarter. Average assets under management in the second quarter of 2015 were $277.4 billion, an increase of 6.2% from the average in the second quarter of 2014.

Distribution and servicing fee revenues earned from 12b-1 plans of the Advisor Class, R Class, and variable annuity class shares of our sponsored funds and portfolios increased $3.2 million from the second quarter of 2014 on greater average assets under management in these share classes. The 12b-1 fees earned are offset entirely by the costs paid to third-party intermediaries who source these assets. These costs are reported as distribution and servicing costs in the condensed consolidated statements of income.

Operating expenses

Compensation and related costs were $360.9 million in the second quarter of 2015, an increase of $34.5 million, or 10.6%, compared to the second quarter of 2014. The largest part of the change is attributable to a $11.5 million increase in the interim accrual for our annual variable compensation programs and $17.0 million in higher base salaries and related benefits, which result from a modest increase in salaries at the beginning of 2015 combined with a 4.0% increase in our average staff size from the second quarter of 2014. The balance of the change from the 2014 quarter is attributable to an increase in non-cash stock-based compensation expense, higher other employee-related costs, and an increase in temporary personnel to support our continued investment in our capabilities. At June 30, 2015, we employed 5,991 associates.

Occupancy and facility costs, together with depreciation and amortization expense, were $72.1 million in the second quarter of 2015, up $8.1 million compared to the second quarter of 2014. The increase is primarily attributable to the added costs to update and enhance technology capabilities, including related maintenance programs.

Other operating expenses in the second quarter of 2015 were up $8.0 million from the comparable 2014 quarter, as increased business demands and our continued investment in our operating capabilities have increased costs. These higher costs in the second quarter of 2015 include those related to the firm's defined contribution recordkeeping business, information and other third-party service costs, travel costs, and other general and administrative costs.

Non-operating investment income

Net non-operating investment income, which includes the recognition of investment gains and losses, in the second quarter of 2015 increased $6.9 million from the 2014 quarter to $33.0 million. We realized gains of $22.7 million from the sale of certain of our sponsored fund investments in the second quarter of 2015 compared with $11.7 million of realized gains in the 2014 quarter. The proceeds from the sale of the fund investments in 2015 were used to provide new or additional seed capital to other sponsored funds in support of our global distribution efforts. The increase in realized gains in the 2015 quarter was offset in part by smaller net investment gains recognized on our other investment portfolios and lower dividends earned on our sponsored investment portfolios.

Provision for income taxes

The effective tax rate for the second quarter of 2015 was 38.4%, which reflects certain adjustments made in the quarter to our 2014 tax accruals. We currently estimate that our effective rate for the full-year 2015 will be about 38.7%. Our effective income tax rate reflects the relative contribution of pre-tax income generated by our non-U.S. subsidiaries that are subject to tax rates that are lower than our U.S. rates. Changes in the relative contribution of pre-tax income from U.S. and non-U.S. sources or changes in tax rates in the U.S. or relevant non-U.S. jurisdictions may affect our effective income tax rate and overall net income in the future.

First half of 2015 versus first half of 2014.

	Six months ended
	6/30/2015	6/30/2014	Dollar Change	Percent Change
(in millions, except per-share data)
Investment advisory fees	$1,838.7	$1,681.7	$157.0	9.3%
Net revenues	$2,099.4	$1,938.9	$160.5	8.3%
Operating expenses	$1,113.8	$1,016.7	$97.1	9.6%
Net operating income	$985.6	$922.2	$63.4	6.9%
Non-operating investment income	$59.8	$68.2	$(8.4)	(12.3)%
Net income	$642.7	$610.1	$32.6	5.3%

Diluted earnings per share on common stock	$2.39	$2.25	$.14	6.2%

Average assets under management (in billions)	$771.4	$709.2	$62.2	8.8%

Investment advisory revenues earned in the first half of 2015 increased over the comparable 2014 period, as average assets under our management increased $62.2 billion, or 8.8%, to $771.4 billion. The average annualized fee rate earned on our assets under management was 48.1 basis points in the first half of 2015, up from the 47.8 basis points earned in the first half of 2014. We waived $26.2 million in money market related fees, including advisory fees and fund expenses, in the first half of 2015, a decrease of $3.1 million from the $29.3 million waived in the 2014 period. The fee waivers in the first half of 2015 represent about 1% of our total investment advisory revenues earned during the same period.

Our operating margin in the first half of 2015 was 46.9% compared to 47.6% in the 2014 period. The slight decline is a result of the investments we have been making to broaden and deepen our investment management, distribution, and service capabilities around the world.

Net revenues

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the U.S. increased 10.4%, or $124.7 million, to $1.3 billion, on higher average mutual fund assets. Average mutual fund assets in the first half of 2015 were $496.7 billion, an increase of 10.5% from the average for the comparable 2014 period.

Investment advisory revenues earned on the other investment portfolios for the first half of 2015 were $509.8 million, an increase of $32.3 million, or 6.8%, from the $477.5 million earned in the comparable 2014 period. Average assets in these portfolios were $274.7 billion during the first half of 2015, up $14.8 billion from the comparable 2014 period.

Administrative fee revenues decreased $3.5 million to $184.6 million in the first half of 2015. The decrease is primarily attributable to a reduction in certain administrative service fee rates paid by certain fund shareholders. Changes in administrative fee revenues are generally offset by similar changes in related operating expenses that are incurred to provide services to the funds and their investors.

Distribution and servicing fee revenues earned from 12b-1 plans of the Advisor, R, and variable annuity II class shares of our sponsored portfolios were $76.1 million in the first half of 2015, an increase of $7.0 million from the comparable 2014 period on greater average assets under management in these share classes. The 12b-1 fees earned are offset entirely by the costs paid to third-party intermediaries who source these assets. These costs are reported as distribution and servicing costs in the condensed consolidated income statements.

Operating expenses

Compensation and related costs were $707.4 million in the first half of 2015, an increase of $62.1 million, or 9.6%, compared to the 2014 period. The largest part of the increase is attributable to a $29.6 million increase in salaries and related benefits and a $21.1 million increase in our interim accrual for our annual variable compensation program. Our average staff size has increased 3.8% from the first half of 2014. Higher non-cash stock-based compensation expense, temporary staff expense, and other employee costs account for the remainder of the increase in compensation and related costs in the 2015 period.

Advertising and promotion costs were $39.5 million in the first half of 2015, an increase of $2.3 million from the comparable 2014 period. The increase in cost is primarily attributable to the creation and launch of a new advertising campaign. We currently expect advertising and promotion costs for the full-year 2015 to increase about 5% from 2014 levels.

Occupancy and facility costs, together with depreciation expense, increased $13.0 million, or 10.3%, compared to the first half of 2014. The increase is primarily attributable to the added costs to update and enhance technology capabilities, including related maintenance programs.

Other operating expenses were $151.3 million in the first half of 2015, an increase of $12.7 million from the comparable 2014 period as increased business demands and our continued investment in capabilities have increased costs. These costs include information and third-party service costs, costs related to our defined contribution recordkeeping business, travel costs, and other general and administrative costs.

Non-operating investment income

Our non-operating investment income, which includes the recognition of investment gains and losses, was down $8.4 million from the first half of 2014. The decrease is primarily due to the 2015 results including $39.3 million in gains realized on the sale of certain sponsored fund holdings compared with $43.7 million in gains realized in the comparable 2014 period. The balance of the decrease primarily results from smaller net investment gains recognized on our other investment portfolios and net foreign currency transaction losses recognized in the second quarter of 2015.

CAPITAL RESOURCES AND LIQUIDITY.

Operating activities during the first half of 2015 provided cash flows of $886.7 million, up $161.1 million from the 2014 period. We used $72.2 million less cash in the first half of 2015 compared with the 2014 period to seed new sponsored investment portfolios that we consolidate and treat their underlying investment holdings as trading securities. Higher net income, non-cash depreciation and amortization, and non-cash stock-based compensation in 2015 period increased cash flows by $43.6 million. Timing differences on the cash settlement of our assets and liabilities increased our operating cash flows by $35.7 million compared to the 2014 period. Our interim operating cash flows do not include the cash impact of variable compensation that is accrued throughout the year before being substantially paid out in December.

Net cash used in investing activities totaled $33.9 million in the first half of 2015, a decrease of $153.9 million from the comparable 2014 period, as net investments made into our sponsored funds declined by $169.4 million from the 2014 period. We increased our property and equipment additions by $20.2 million during the first half of 2015 compared to the 2014 period.

Net cash used in financing activities was $1,089.7 million in the first half of 2015, up $858.2 million from the comparable 2014 period. The payment of a $2.00 special dividend on April 23, 2015, and an 18% increase in our regular quarterly per-share dividend, accounted for $562.8 million of the increase from the 2014 period. We also increased our common stock repurchases by $296.9 million during the first half of 2015 compared with the 2014 period.

Our cash and sponsored investment holdings at June 30, 2015, were $3.1 billion, and we have no debt. We anticipate property and equipment expenditures for the full year 2015 to be approximately $175 million and expect to fund them from our operating resources. We generally repurchase shares of our common stock over time to offset the dilution created by our equity-based compensation plans. For the first half of 2015, we have expended $385 million to repurchase 4.8 million shares, or nearly 2%, of our outstanding common stock. Given the availability of our financial resources, we do not maintain an available external source of liquidity.

NEW ACCOUNTING STANDARDS.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 - Revenue from Contracts with Customers. The objective of the new standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The revenue standard contains principles that will be applied to determine the measurement of revenue and timing of when it is recognized. In July 2015, the FASB voted to defer the effective date of the standard by one year. We would be required to adopt the new standard on January 1, 2018. We are currently evaluating the impact this standard will have on our financial position and results of operations.

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

FORWARD-LOOKING INFORMATION.

From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this report, may contain certain forward-looking information, including information or anticipated information relating to: our revenues, net income and earnings per share on common stock; changes in the amount and composition of our assets under management; our expense levels; our estimated effective income tax rate; and our expectations regarding financial markets, future transactions, dividends, investments, capital expenditures, stock repurchases, and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A, Risk Factors, of our Form 10-K Annual Report for 2014. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

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

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of June 30, 2015, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the second quarter of 2015, and has concluded that there was no change during the second quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

There have been no material changes in the information provided in Item 1A of our Form 10-K Annual Report for 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchase activity during the second quarter of 2015 is as follows.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April	42,927	$82.18	—	19,489,755
May	1,308,972	$81.34	1,300,000	18,189,755
June	2,105,769	$78.87	2,099,010	16,090,745
Total	3,457,668	$79.84	3,399,010

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorization, outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options, and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the second quarter of 2015, 57,687 were related to shares surrendered in connection with employee stock option exercises and 971 were related to shares withheld to cover tax withholdings associated with the vesting of restricted stock awards.

The maximum number of shares that may be purchased are available under the Board of Directors’ September 8, 2010 and December 11, 2014, publicly announced authorization. The 3,399,010 shares of our common stock were repurchased pursuant to the Board of Directors’ September 8, 2010, publicly announced authorizations.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On July 23, 2015, we issued a press release reporting our results of operations for the second quarter of 2015 and first six months of 2015. A copy of that press release is furnished herewith as Exhibit 99. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

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

10.03
Transfer Agency and Service Agreement as of January 1, 2015, between T. Rowe Price Services, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 27, 2015; File No. 033-16567).

10.04
Agreement as of January 1, 2015, between T. Rowe Price Retirement Plan Services, Inc. and certain of the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 27, 2015; File No. 033-16567).

10.05
Fund Accounting Services Agreement as of January 1, 2014 between T. Rowe Price Associates, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 27, 2015; File No. 033-16567).

10.18.1	Amended and Restated 2012 Long-term Incentive Plan. (Incorporated by reference from Form 10-Q for the quarterly period ended March 31, 2015 filed on April 22, 2015; File No. 000-32191).

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99	Earnings release issued July 23, 2015, reporting our results of operations for the second quarter and first half of 2015.

101
The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s unaudited condensed consolidated interim financial statements and notes that are included in this Form 10-Q Report.

101.INS XBRL Instance Document (File name: trow-20150630.xml).

101.SCH XBRL Taxonomy Extension Schema Document (File name: trow-20150630.xsd).

101.CAL XBRL Taxonomy Calculation Linkbase Document (File name: trow-20150630_cal.xml).

101.LAB XBRL Taxonomy Label Linkbase Document (File name: trow-20150630_lab.xml).

101.PRE XBRL Taxonomy Presentation Linkbase Document (File name: trow-20150630_pre.xml).

101.DEF XBRL Taxonomy Definition Linkbase Document (File name: trow-20150630_def.xml).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 23, 2015.
T. Rowe Price Group, Inc.

By:    /s/ Kenneth V. Moreland
Vice President, Chief Financial Officer and Treasurer