Form 10-Q
period 2015-09-30
PRICE T ROWE GROUP INC
filed 2015-10-22
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
Commission File Number: 000-32191
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
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, October 21, 2015, is 251,095,367.
The exhibit index is at Item 6 on page 26.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2014	9/30/2015
ASSETS
Cash and cash equivalents	$1,506.1	$1,164.4
Accounts receivable and accrued revenue	442.8	431.4
Investments in sponsored funds	1,884.0	1,805.1
Other investments	408.3	395.5
Property and equipment, net	586.4	603.0
Goodwill	665.7	665.7
Other assets	151.1	201.5
Total assets	$5,644.4	$5,266.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$143.4	$172.8
Accrued compensation and related costs	82.2	405.5
Income taxes payable	23.6	14.7
Total liabilities	249.2	593.0

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, undesignated, $.20 par value – authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value - authorized 750,000,000; issued 261,110,000 shares at December 31, 2014 and 251,704,000 at September 30, 2015	52.2	50.3
Additional capital in excess of par value	756.5	653.2
Retained earnings	4,450.1	3,881.2
Accumulated other comprehensive income	136.4	88.9
Total stockholders’ equity	5,395.2	4,673.6
Total liabilities and stockholders’ equity	$5,644.4	$5,266.6

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended		Nine months ended
	9/30/2014	9/30/2015	9/30/2014	9/30/2015
Revenues
Investment advisory fees	$890.7	$922.6	$2,572.4	$2,761.3
Administrative fees	92.7	88.3	280.8	272.9
Distribution and servicing fees	37.4	38.1	106.5	114.2
Net revenues	1,020.8	1,049.0	2,959.7	3,148.4

Operating expenses
Compensation and related costs	346.4	379.4	991.7	1,086.8
Advertising and promotion	12.7	13.2	49.9	52.7
Distribution and servicing costs	37.4	38.1	106.5	114.2
Depreciation and amortization of property and equipment	28.3	33.1	83.4	94.4
Occupancy and facility costs	35.9	40.3	107.3	118.5
Other operating expenses	71.4	86.6	210.0	237.9
Total operating expenses	532.1	590.7	1,548.8	1,704.5

Net operating income	488.7	458.3	1,410.9	1,443.9

Non-operating investment income	5.2	.3	73.4	60.1

Income before income taxes	493.9	458.6	1,484.3	1,504.0
Provision for income taxes	190.3	181.5	570.6	584.2
Net income	$303.6	$277.1	$913.7	$919.8

Earnings per share on common stock
Basic	$1.15	$1.08	$3.47	$3.54
Diluted	$1.12	$1.06	$3.37	$3.45

Dividends declared per share	$.44	$.52	$1.32	$3.56

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three months ended		Nine months ended
	9/30/2014	9/30/2015	9/30/2014	9/30/2015
Net income	$303.6	$277.1	$913.7	$919.8
Other comprehensive loss
Net unrealized holding gains (losses) on available-for-sale investments	(56.8)	(54.8)	3.0	(32.7)
Reclassification adjustments recognized in non-operating investment income:
Net gains realized on dispositions determined using average cost	(.9)	(9.6)	(44.6)	(48.9)
Other-than-temporary impairments	—	4.8	—	4.8
Total net unrealized holding losses recognized in other comprehensive income	(57.7)	(59.6)	(41.6)	(76.8)
Currency translation adjustments	(2.5)	(5.6)	4.8	(9.7)
Reclassification loss recognized in non-operating investment income upon deconsolidation of sponsored fund subsidiary	—	5.8	—	5.8
Total currency translation adjustments	(2.5)	0.2	4.8	(3.9)
Other comprehensive loss before income taxes	(60.2)	(59.4)	(36.8)	(80.7)
Deferred tax benefits	23.3	22.5	14.5	33.2
Total other comprehensive loss	(36.9)	(36.9)	(22.3)	(47.5)
Total comprehensive income	$266.7	$240.2	$891.4	$872.3

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine months ended
	9/30/2014	9/30/2015
Cash flows from operating activities
Net income	$913.7	$919.8
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	83.4	94.4
Stock-based compensation expense	95.9	107.4
Realized gains on dispositions of sponsored funds	(44.6)	(48.9)
Net (gains) losses recognized on other investments	(9.0)	4.3
Net change in trading securities held by consolidated sponsored investment portfolios	(90.1)	(10.0)
Other changes in assets and liabilities	266.8	304.5
Net cash provided by operating activities	1,216.1	1,371.5

Cash flows from investing activities
Investments in sponsored funds	(445.8)	(155.3)
Dispositions of sponsored funds	123.8	227.7
Additions to property and equipment	(82.6)	(114.6)
Other investing activity	(11.1)	(6.4)
Net cash used in investing activities	(415.7)	(48.6)

Cash flows from financing activities
Repurchases of common stock	(283.7)	(820.7)
Common share issuances under stock-based compensation plans	52.6	61.2
Excess tax benefits from stock-based compensation plans	24.4	22.1
Dividends paid	(347.2)	(927.2)
Net cash used in financing activities	(553.9)	(1,664.6)

Cash and cash equivalents
Net change during period	246.5	(341.7)
At beginning of year	1,398.0	1,506.1
At end of period	$1,644.5	$1,164.4

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
Balances at December 31, 2014	261,110	$52.2	$756.5	$4,450.1	$136.4	$5,395.2
Net income	—	—	—	919.8	—	919.8
Other comprehensive loss, net of tax	—	—	—	—	(47.5)	(47.5)
Dividends declared	—	—	—	(927.2)	—	(927.2)
Common stock-based compensation plans activity
Shares issued upon option exercises	1,816.4		55.5	—	—	55.9
Restricted shares issued, net of shares withheld for taxes	7	—	(.2)	—	—	(.2)
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	5	—	—	—	—	—
Forfeiture of restricted awards	(58)	—	—	—	—	—
Net tax benefits	—	—	21.9	—	—	21.9
Stock-based compensation expense	—	—	107.4	—	—	107.4
Restricted stock units issued as dividend equivalents	—	—	.2	(.2)	—	—
Common shares repurchased	(11,176)	(2.3)	(288.1)	(561.3)	—	(851.7)
Balances at September 30, 2015	251,704	$50.3	$653.2	$3,881.2	$88.9	$4,673.6

The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	– THE COMPANY AND BASIS OF PREPARATION.

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

Accounts receivable from our sponsored mutual funds for advisory fees and advisory-related administrative services aggregate $245.8 million at December 31, 2014, and $238.4 million at September 30, 2015.

Revenues (in millions) from advisory services provided under agreements with our sponsored U.S. mutual funds and other investment clients include:

	Three months ended		Nine months ended
	9/30/2014	9/30/2015	9/30/2014	9/30/2015
Sponsored U.S. mutual funds
Stock and blended asset	$537.8	$563.0	$1,549.8	$1,681.7
Bond and money market	103.8	107.8	296.0	318.0
	641.6	670.8	1,845.8	1,999.7
Other investment portfolios
Stock and blended asset	210.8	212.2	610.1	645.2
Bond, money market, and stable value	38.3	39.6	116.5	116.4
	249.1	251.8	726.6	761.6
Total	$890.7	$922.6	$2,572.4	$2,761.3

The following table summarizes the investment portfolios and assets under management (in billions) on which we earn advisory fees.

	Average during		Average during
	the third quarter of		the first nine months of
	2014	2015	2014	2015
Sponsored U.S. mutual funds
Stock and blended asset	$367.5	$386.0	$356.3	$388.8
Bond and money market	104.2	105.7	100.6	106.2
	471.7	491.7	456.9	495.0
Other investment portfolios
Stock and blended asset	205.7	207.2	200.2	210.3
Bond, money market, and stable value	62.1	64.2	62.3	63.3
	267.8	271.4	262.5	273.6
Total	$739.5	$763.1	$719.4	$768.6

			As of
			12/31/2014	9/30/2015
Sponsored U.S. mutual funds
Stock and blended asset			$373.0	$362.8
Bond and money market			104.6	103.2
			477.6	466.0
Other investment portfolios
Stock and blended asset			206.9	195.1
Bond, money market, and stable value			62.3	64.4
			269.2	259.5
Total			$746.8	$725.5

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for 5.6% and 4.9% of our assets under management at December 31, 2014 and September 30, 2015, respectively.

The following table summarizes the other fees (in millions) earned from our sponsored U.S. mutual funds.

	Three months ended		Nine months ended
	9/30/2014	9/30/2015	9/30/2014	9/30/2015
Administrative fees	$73.5	$71.2	$222.1	$221.8
Distribution and servicing fees	$37.4	$38.1	$106.5	$114.2

NOTE 3	– INVESTMENTS IN SPONSORED FUNDS - AVAILABLE-FOR-SALE.

We make investments in our sponsored funds for general corporate investment purposes or to provide seed capital for newly formed funds. These sponsored funds (in millions) are voting interest entities and include:

	Aggregate cost	Unrealized holding		Aggregate fair value
		gains	losses
December 31, 2014
Stock and blended asset funds	$505.4	$231.4	$(4.2)	$732.6
Bond funds	1,107.9	52.0	(8.5)	1,151.4
Total	$1,613.3	$283.4	$(12.7)	$1,884.0

September 30, 2015
Stock and blended asset funds	$435.4	$180.2	$(11.4)	$604.2
Bond funds	1,175.9	38.0	(13.0)	1,200.9
Total	$1,611.3	$218.2	$(24.4)	$1,805.1

The unrealized holding losses are attributable to 12 fund holdings with an aggregate fair value of $788.5 million at December 31, 2014, and 25 fund holdings with an aggregate fair value of $997.5 million at September 30, 2015. These unrealized losses are considered temporary.

NOTE 4	– OTHER INVESTMENTS.

These investments (in millions) include:

	12/31/2014	9/30/2015
Cost method investments	$63.7	$66.4
Equity method investments
26% interest in UTI Asset Management Company Limited (India)	132.4	133.9
Sponsored fund investments	125.6	114.8
Other investments	5.7	5.7
Investments held as trading
Sponsored fund investments	10.3	21.3
Securities held by consolidated sponsored investment portfolios	69.6	52.4
U.S. Treasury note	1.0	1.0
Total	$408.3	$395.5

The securities held by consolidated sponsored investment portfolios, sponsored fund investments held as trading, and the sponsored fund investments treated as equity method investments relate to investment portfolios in which we provided initial seed capital at the time of its formation. We have determined at December 31, 2014 and September 30, 2015, that these investment portfolios are voting interest entities and, as a result, have consolidated those sponsored portfolios in which we own a majority of the voting interest.

During the third quarter of 2015, we deconsolidated a sponsored investment portfolio, in which we provided initial seed capital at the time of its formation, as we no longer had a controlling financial interest. Accordingly, we deconsolidated the carrying value of this investment, which, at the deconsolidation date, was $20.3 million. Upon deconsolidation, we reclassified a currency translation loss of $5.8 million from accumulated other comprehensive income to the non-operating investment income line of our condensed consolidated statements of income. The impact of the deconsolidation on our condensed consolidated balance sheet was immaterial. We are reporting our residual interest in this sponsored investment portfolio as an equity method investment.

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

	Level 1	Level 2
December 31, 2014
Cash equivalents	$1,345.8	$—
Investments in sponsored funds - available-for-sale	1,884.0	—
Investments held as trading	27.7	52.2
Total	$3,257.5	$52.2

September 30, 2015
Cash equivalents	$909.6	$—
Investments in sponsored funds - available-for-sale	1,805.1	—
Investments held as trading	32.0	41.7
Total	$2,746.7	$41.7

NOTE 6 – STOCKHOLDERS’ EQUITY.

DIVIDENDS.

Regular cash dividends declared per share during the first nine months of 2014 and 2015 were $1.32 and $1.56 respectively. A $2.00 per share special dividend was also declared and paid during the first nine months of 2015.

COMMON SHARE REPURCHASES.

At September 30, 2015, a liability of $31.0 million is included in accounts payable and accrued expenses for common stock repurchases that settled by October 5, 2015.

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

STOCK OPTIONS.

The following table summarizes the status of and changes in our stock option grants during the first nine months of 2015. All numbers have been adjusted to reflect the effect of the special dividend as noted above.

	Options	Weighted- average exercise price
Outstanding at December 31, 2014	30,463,211	$55.63
Semi-annual grants	3,948,307	$75.95
New hire grants	24,735	$73.24
Non-employee director grants	8,700	$82.40
Exercised	(2,408,351)	$42.95
Forfeited	(370,846)	$68.26
Expired	(3,140)	$63.33
Outstanding at September 30, 2015	31,662,616	$59.00
Exercisable at September 30, 2015	16,685,964	$49.93

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of and changes in our nonvested restricted shares and restricted stock units during the first nine months of 2015.

	Restricted shares	Restricted stock units	Weighted-average fair value
Nonvested at December 31, 2014	2,061,559	1,006,753	$72.79
Time-based grants	9,550	1,418,336	$76.34
Performance-based grants	—	64,050	$76.18
Vested	(16,452)	(12,390)	$77.24
Forfeited	(57,953)	(36,251)	$73.27
Nonvested at September 30, 2015	1,996,704	2,440,498	$73.94

The nonvested at September 30, 2015, includes 28,800 performance-based restricted shares and 211,575 performance-based restricted stock units. These performance-based restricted shares and units include 28,800 restricted shares and 147,525 restricted stock units for which the performance period has lapsed and the performance threshold has been met.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense (in millions) to be recognized over the remaining vesting periods of the stock-based awards outstanding at September 30, 2015. Estimated future compensation expense will change to reflect future option grants; future awards of unrestricted shares and restricted stock units; changes in estimated forfeitures; changes in the probability of performance thresholds being met; and adjustments for actual forfeitures.

Fourth quarter 2015	$40.2
2016	117.5
2017 through 2020	125.7
Total	$283.4

NOTE 8	– EARNINGS PER SHARE CALCULATIONS.

The following table presents the reconciliation (in millions) of our net income to net income allocated to our common stockholders and the weighted-average shares (in millions) that are used in calculating the basic and diluted earnings per share on our common stock. Weighted-average common shares outstanding assuming dilution reflect the potential dilution, determined using the treasury stock method, that could occur if outstanding stock options were exercised and non-participating stock awards vested.

	Three months ended		Nine months ended
	9/30/2014	9/30/2015	9/30/2014	9/30/2015
Net income	$303.6	$277.1	$913.7	$919.8
Less: net income allocated to outstanding restricted stock and stock unit holders	(3.8)	(4.1)	(10.5)	(11.8)
Net income allocated to common stockholders	$299.8	$273.0	$903.2	$908.0

Weighted-average common shares
Outstanding	259.7	252.7	260.2	256.3
Outstanding assuming dilution	267.4	258.6	268.2	262.9

The following table shows the weighted-average outstanding stock options (in millions) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive.

	Three months ended		Nine months ended
	9/30/2014	9/30/2015	9/30/2014	9/30/2015
Weighted-average outstanding stock options excluded	3.9	6.9	3.7	5.7

NOTE 9 - OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME.

The following table presents the impact of the components (in millions) of other comprehensive income or loss on deferred tax benefits (income taxes).

	Three months ended		Nine months ended
	9/30/2014	9/30/2015	9/30/2014	9/30/2015
Net deferred tax benefits on:
Net unrealized holding gains or losses	$22.2	$21.0	$(1.1)	$15.5
Reclassification adjustments recognized in the provision for income taxes:
Net gains realized on dispositions	.3	3.5	17.3	18.2
Other-than-temporary impairments recognized	—	(1.9)	—	(1.9)
Net deferred tax benefits on net unrealized holding gains or losses	22.5	22.6	16.2	31.8
Currency translation adjustments	.8	1.1	(1.7)	2.6
Reclassification adjustment recognized in the provision for income taxes upon deconsolidation of sponsored fund subsidiary	—	(1.2)	—	(1.2)
Total deferred tax benefits (income taxes) on currency translation adjustments	.8	(.1)	(1.7)	1.4
Total net deferred tax benefits	$23.3	$22.5	$14.5	$33.2

The changes (in millions) in each component of accumulated other comprehensive income, including reclassification adjustments for the first nine months of 2015 are presented in the table below.

	Net unrealized holding gains
	Investments in sponsored funds	Equity share of UTI’s net unrealized holding gains	Total net unrealized holding gains	Currency translation adjustments	Total
Balances at December 31, 2014	$165.0	$.5	$165.5	$(29.1)	$136.4
Other comprehensive income (loss) before reclassifications and income taxes	(32.8)	.1	(32.7)	(9.7)	(42.4)
Reclassification adjustments recognized in non-operating investment income	(44.1)	—	(44.1)	5.8	(38.3)
	(76.9)	.1	(76.8)	(3.9)	(80.7)
Deferred tax benefits	31.8	—	31.8	1.4	33.2
Other comprehensive income (loss)	(45.1)	.1	(45.0)	(2.5)	(47.5)
Balances at September 30, 2015	$119.9	$.6	$120.5	$(31.6)	$88.9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:

We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries (“the Company”) as of September 30, 2015, the related condensed consolidated statements of income and comprehensive income for the three- and nine-month periods ended September 30, 2015 and 2014, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2015 and 2014, and the related condensed consolidated statement of stockholders’ equity for the nine-month period ended September 30, 2015. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
October 22, 2015

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our sponsored U.S. mutual funds and other investment portfolios. The other investment portfolios include separately managed accounts, subadvised funds, and other sponsored investment portfolios including collective investment trusts, target-date retirement trusts, Luxembourg-based funds offered to investors outside the U.S., and portfolios offered through variable annuity life insurance plans. Investment advisory clients domiciled outside the U.S. account for about 5% of our assets under management at September 30, 2015.

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

In 2014, we made a long-term strategic decision to change our delivery of certain administrative services, including fund accounting and other investment recordkeeping operations. BNY Mellon was contracted to provide such services and 210 associates became employees of BNY Mellon on August 1, 2015. BNY Mellon will transition our data to their technology platform over time. Though a few line items of our condensed consolidated income statements, including administrative revenues, compensation and related costs, and other operating expenses, will be affected, we do not expect that the overall impact on our future operating results will be material.

BACKGROUND.

U.S. stocks declined in the third quarter, but large-cap stock indexes held up better than small- and mid-cap benchmarks. A steep drop in Chinese stock prices stemming from its decelerating economy and uncertainty regarding policy responses, including a small but unexpected currency devaluation, dragged global equity markets and commodity prices lower and fueled demand for safe-haven assets. The Federal Reserve kept short-term U.S. interest rates at all-time lows during the quarter, and following the central bank’s mid-September policy meeting, Fed officials expressed concerns about adverse “global economic and financial developments.”

Stocks in developed non-U.S. markets fared worse than large-cap U.S. shares in dollar terms. Japanese stocks fell almost 12%, but the market held up better than several others in the region. Most European markets fell, with Norway, Germany, Spain, and Portugal among the largest decliners. Stocks in emerging markets performed worse in dollar terms than shares in developed markets, in many cases because of sharp currency declines versus the dollar. Large emerging countries, such as China, Brazil, Russia, and Turkey, were among the weakest markets.

Returns of several major equity market indexes for the three- and nine-month periods ended September 30, 2015, are as follows:

	Three months ended	Nine months ended
Index	9/30/2015	9/30/2015
S&P 500 Index	(6.4)%	(5.3)%
NASDAQ Composite Index (1)	(7.4)%	(2.5)%
Russell 2000 Index	(11.9)%	(7.7)%
MSCI EAFE (Europe, Australasia, and Far East) Index	(10.2)%	(4.9)%
MSCI Emerging Markets Index	(17.8)%	(15.2)%
 (1) returns exclude dividends

Global bond returns in the third quarter were widely mixed in dollar terms. In the U.S., investment-grade issues produced positive returns, benefiting from increased demand due to global equity market declines, global growth concerns, and the Fed’s delay in raising short-term rates. Long-term interest rates declined during the quarter; the yield on the benchmark 10-year Treasury note fell from 2.35% to 2.06%. High yield bond prices fell amid weakness among energy and metals and mining companies and as investors generally favored lower-risk fixed income securities.

Bonds in developed non-U.S. countries were mostly flat in dollar terms. In local currency terms, many high-quality government bond markets performed well, as global growth concerns and deflation fears fueled demand for safe-haven bonds. However, a stronger dollar versus some currencies eroded gains stemming from bond price appreciation. Dollar-denominated emerging markets bonds declined, as investor sentiment toward higher-risk assets soured. Because of significant currency weakness, many emerging markets bonds denominated in local currencies fell sharply.

Returns for several major bond market indexes for the three- and nine-month periods ended September 30, 2015, are as follows:

	Three months ended	Nine months ended
Index	9/30/2015	9/30/2015
Barclays U.S. Aggregate Bond Index	1.2%	1.1%
Credit Suisse High Yield Index	(5.2)%	(2.4)%
Barclays Municipal Bond Index	1.7%	1.8%
Barclays Global Aggregate Ex-U.S. Dollar Bond Index	.6%	(4.8)%
JPMorgan Emerging Markets Bond Index Plus	(.9)%	.1%

ASSETS UNDER MANAGEMENT.

Assets under management ended the third quarter of 2015 at $725.5 billion, a decrease of $47.5 billion from June 30, 2015, and $21.3 billion from the end of 2014. Assets under management (in billions) as of December 31, 2014 and September 30, 2015, are presented by investment portfolio and investment objective in the following table.

	As of
	12/31/2014	9/30/2015
Sponsored U.S. mutual funds	$477.6	$466.0
Other investment portfolios	269.2	259.5
Total	$746.8	$725.5

	As of
	12/31/2014	9/30/2015
Stock and blended asset portfolios	$579.9	$557.9
Fixed income portfolios	166.9	167.6
Total	$746.8	$725.5

The following table details the changes in our assets under management (in billions) during the three- and nine-month periods ended September 30, 2015:

	Three months ended 9/30/2015			Nine months ended 9/30/2015
	Sponsored U.S. mutual funds	Other investment portfolios	Total	Sponsored U.S. mutual funds	Other investment portfolios	Total
Assets under management at beginning of period	$500.1	$272.9	$773.0	$477.6	$269.2	$746.8

Net cash flows before client transfers	(1.2)	.5	(.7)	7.5	(8.4)	(.9)
Client transfers from mutual funds to other portfolios	(1.9)	1.9	—	(5.8)	5.8	—
Net cash flows after client transfers	(3.1)	2.4	(.7)	1.7	(2.6)	(.9)
Market depreciation, net of income	(31.0)	(15.8)	(46.8)	(13.3)	(7.1)	(20.4)
Change during the period	(34.1)	(13.4)	(47.5)	(11.6)	(9.7)	(21.3)

Assets under management at September 30, 2015	$466.0	$259.5	$725.5	$466.0	$259.5	$725.5

The client transfers from mutual funds to other investment portfolios noted in the table above were primarily transfers from mutual funds to collective investment trusts, including our retirement date trusts, and to separate accounts.

The mutual fund’s net cash flows after client transfers during the three- and nine-month periods ended September 30, 2015, include the following:

	Three months ended	Nine months ended
	9/30/2015	9/30/2015
Stock and blended asset funds	$.4	$2.9
Bond funds	(3.7)	(.6)
Money market funds	.2	(.6)
Net cash flows after client transfers	$(3.1)	$1.7

For the other portfolios, net inflows during the third quarter of 2015 from our sub-advised clients and our other sponsored portfolios were offset in part by net cash outflows from a small number of institutional investors. For the first nine months of 2015, the net cash outflows were largely concentrated among a small number of institutional and subadvised clients who redeemed primarily from large-cap U.S. equity strategies.

Our target-date retirement portfolios invest in a broadly diversified portfolio of other T. Rowe Price funds or T. Rowe Price collective investment trusts, and automatically rebalance to maintain their specific asset allocation weightings. Total net cash flows for the three- and nine- month periods ended September 30, 2015, include $1.4 billion and $14.1 billion, respectively, in net cash inflows sourced from our target-date retirement portfolios. Assets under management in these portfolios at September 30, 2015, totaled $156.9 billion, including $128.5 billion in target-date retirement funds and $28.4 billion in target-date retirement trusts.

We incur significant expenditures to attract new investment advisory clients and additional investments from our existing clients. These efforts involve costs that generally precede any future revenues that we might recognize from additions to our assets under management.

RESULTS OF OPERATIONS.

Third quarter of 2015 versus third quarter of 2014.

	Three months ended
	9/30/2015	9/30/2014	Dollar change	Percentage change
(in millions, except per-share data)
Investment advisory fees	$922.6	$890.7	$31.9	3.6%
Net revenues	$1,049.0	$1,020.8	$28.2	2.8%
Operating expenses	$590.7	$532.1	$58.6	11.0%
Net operating income	$458.3	$488.7	$(30.4)	(6.2)%
Non-operating investment income	$.3	$5.2	$(4.9)	(94.2)%
Net income	$277.1	$303.6	$(26.5)	(8.7)%

Diluted earnings per share on common stock	$1.06	$1.12	$(.06)	(5.4)%

Average assets under management (in billions)	$763.1	$739.5	$23.6	3.2%

Investment advisory fees earned in the third quarter of 2015 increased over the comparable 2014 quarter as average assets under our management increased $23.6 billion, or 3.2%, to $763.1 billion. The average annualized effective fee rate earned on our assets under management during the third quarter of 2015 was 48.0 basis points compared with 47.8 basis points earned during the third quarter of 2014,as money market fee waivers declined and equity valuations, which on average carry a higher fee rate, increased in the 2015 period. We voluntarily waived $11.6 million in money market related fees, including advisory fees and fund expenses, in the third quarter of 2015, in order to maintain a positive yield for fund investors. The fee waivers in the third quarter of 2015 were down $3.0 million from the comparable 2014 quarter and represent 1.3% of total investment advisory fees earned during the third quarter of 2015. Fees were waived from certain money market mutual funds and trusts, which have combined net assets of $15.5 billion at September 30, 2015. We expect that these fee waivers will continue for the remainder of 2015 and into 2016.

Our operating margin in the third quarter of 2015 was 43.7%, compared to 47.9% in the 2014 quarter, as we continue to make investments to broaden and deepen our investment management, distribution, and service capabilities around the world despite the impact of market volatility on our net revenues.

Net revenues

Investment advisory revenues earned in the third quarter of 2015 from the T. Rowe Price mutual funds distributed in the U.S. were $670.8 million, an increase of $29.2 million, or 4.6%, from the comparable 2014 quarter. Average mutual fund assets under management in the third quarter of 2015 were $491.7 billion, an increase of 4.2% from the average in the third quarter of 2014.

Investment advisory revenues earned in the third quarter of 2015 from the other investment portfolios were $251.8 million, an increase of $2.7 million, or 1.1%, from the comparable 2014 quarter. Average assets under management in the third quarter of 2015 were $271.4 billion, an increase of 1.3% from the average in the third quarter of 2014.

Administrative fee revenues decreased $4.4 million to $88.3 million in the third quarter of 2015. The decrease includes the reduction in certain administrative service fee rates paid by certain fund shareholders at the beginning of 2015. Additionally, fees earned from the mutual funds for fund accounting has declined in the third quarter of 2015, as such services began to be performed by BNY Mellon. The mutual funds have contracted directly with BNY Mellon to provide such services. Changes in administrative fee revenues are generally offset by similar changes in related operating expenses that are incurred to provide services to the funds and their investors.

Operating expenses

Compensation and related costs were $379.4 million in the third quarter of 2015, an increase of $33.0 million, or 9.5%, compared to the third quarter of 2014. The largest part of the change is attributable to a $16.1 million increase in the interim accrual for our annual variable compensation programs. Our interim accrual for annual variable compensation program is recognized ratably over the year using the ratio of recognized quarterly net operating income to forecasted annual net operating income. In addition, base salaries and related benefits increased by $12.3 million, resulting from a modest increase in salaries at the beginning of 2015 combined with a 3.9% increase in our average staff size from the third quarter of 2014. The balance of the change from the 2014 quarter is primarily attributable to an increase in non-cash stock-based compensation expense. At September 30, 2015, we employed 5,908 associates compared to 5,991 associates at the end of June. The increase in our average staff size and the decline in the number of associates employed reflect the impact of the previously announced shift of 210 associates to BNY Mellon with whom we have contracted to provide certain administrative services.

Occupancy and facility costs, together with depreciation and amortization expense, were $73.4 million in the third quarter of 2015, up $9.2 million compared to the third quarter of 2014. The increase is primarily attributable to the added costs to update and enhance technology capabilities, including related maintenance programs.

Other operating expenses in the third quarter of 2015 were up $15.2 million from the comparable 2014 quarter. More than half of the increase is attributable to costs now being paid to BNY Mellon for the performance of certain administrative services. The remainder of the increase in costs is due to higher business demands and the firm's continued investment in its operating capabilities.

Non-operating investment income

Net non-operating investment activity during the third quarter of 2015 resulted in income of $.3 million compared with $5.2 million in the 2014 quarter. This change of $4.9 million is primarily attributable to net investment losses recognized on our sponsored fund investments. The following table details the components of non-operating investment income (in millions) during the third quarter of 2015 and 2014.

	Three months ended
	9/30/2015	9/30/2014	Dollar change

Other-than-temporary impairment	$(4.8)	$—	$(4.8)
Net gains realized on sponsored fund dispositions	9.6	.9	8.7
Losses on equity method fund holdings	(4.4)	(2.5)	(1.9)
Net losses recognized on trading securities	(2.8)	(1.6)	(1.2)
Net loss recognized on deconsolidation of a sponsored fund	(5.8)	—	(5.8)
Ordinary and capital gain dividends	4.0	3.6	.4
Net investment gains (losses) on sponsored fund investments	(4.2)	.4	(4.6)
Other investment income	4.5	4.8	(.3)
Non-operating investment income	$.3	$5.2	$(4.9)

The net loss recognized on deconsolidation represents the reclassification of a foreign currency loss that was accumulated in other comprehensive income from the date we made our initial seed capital investment in an Australian dollar-denominated fund. Since the deconsolidation, we are accounting for the investment under the equity method of accounting.

Provision for income taxes

The effective tax rate for the third quarter of 2015 was 39.6%, which reflects certain adjustments made in the quarter to certain prior years’ tax positions. We currently estimate that our effective rate for the full-year 2015 will be about 38.9%. Our effective income tax rate reflects the relative contribution of pre-tax income generated by our non-U.S. subsidiaries that are subject to tax rates that are lower than our U.S. rates. Changes in the relative contribution of pre-tax income from U.S. and non-U.S. sources or changes in tax rates in the U.S. or relevant non-U.S. jurisdictions may affect our effective income tax rate and overall net income in the future.

First nine months of 2015 versus first nine months of 2014.

	Nine months ended
	9/30/2015	9/30/2014	Dollar change	Percent change
(in millions, except per-share data)
Investment advisory fees	$2,761.3	$2,572.4	$188.9	7.3%
Net revenues	$3,148.4	$2,959.7	$188.7	6.4%
Operating expenses	$1,704.5	$1,548.8	$155.7	10.1%
Net operating income	$1,443.9	$1,410.9	$33.0	2.3%
Non-operating investment income	$60.1	$73.4	$(13.3)	(18.1)%
Net income	$919.8	$913.7	$6.1	.7%

Diluted earnings per share on common stock	$3.45	$3.37	$.08	2.4%

Average assets under management (in billions)	$768.6	$719.4	$49.2	6.8%

Investment advisory revenues earned in the first nine months of 2015 increased over the comparable 2014 period, as average assets under our management increased $49.2 billion, or 6.8%, to $768.6 billion. The average annualized fee rate earned on our assets under management was 48.0 basis points in the first nine months of 2015, up from the 47.8 basis points earned in the first nine months of 2014, as money market fee waivers declined and equity valuations, which on average carry a higher fee rate, increased in the 2015 period. We waived $37.8 million in money market related fees, including advisory fees and fund expenses, in the first nine months of 2015, a decrease of $6.1 million from the $43.9 million waived in the 2014 period. The fee waivers in the first nine months of 2015 represent 1.4% of total investment advisory revenues earned during the same period.

Our operating margin in the first nine months of 2015 was 45.9%, compared to 47.7% in the 2014 period. The decline is a result of the investments we have been making to broaden and deepen our investment management, distribution, and service capabilities around the world.

Net revenues

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the U.S. increased 8.3%, or $153.9 million, to $2.0 billion, on higher average mutual fund assets. Average mutual fund assets in the first nine months of 2015 were $495.0 billion, an increase of 8.3% from the average for the comparable 2014 period.

Investment advisory revenues earned on the other investment portfolios for the first nine months of 2015 were $761.6 million, an increase of $35.0 million, or 4.8%, from the $726.6 million earned in the comparable 2014 period. Average assets in these portfolios were $273.6 billion during the first nine months of 2015, up 4.2% from the comparable 2014 period.

Administrative fee revenues decreased $7.9 million to $272.9 million in the first nine months of 2015. The decrease is primarily attributable to a reduction in certain administrative service fee rates paid by certain fund shareholders. Changes in administrative fee revenues are generally offset by similar changes in related operating expenses that are incurred to provide services to the funds and their investors.

Distribution and servicing fee revenues earned from 12b-1 plans of the Advisor, R, and variable annuity II class shares of our sponsored portfolios were $114.2 million in the first nine months of 2015, an increase of $7.7 million from the comparable 2014 period on greater average assets under management in these share classes. The 12b-1 fees earned are offset entirely by the costs paid to third-party intermediaries who source these assets. These costs are reported as distribution and servicing costs in the condensed consolidated income statements.

Operating expenses

Compensation and related costs were $1,086.8 million in the first nine months of 2015, an increase of $95.1 million, or 9.6%, compared to the 2014 period. The largest part of the increase is attributable to a $41.9 million increase in salaries and related benefits and a $37.2 million increase in our interim accrual for our annual variable compensation program. Our average staff size in the first nine months of 2015 has increased 3.9% from the 2014 period. Higher non-cash stock-based compensation expense, temporary staff expense, and other employee costs account for the remainder of the increase in compensation and related costs in the 2015 period.

Advertising and promotion costs were $52.7 million in the first nine months of 2015, an increase of $2.8 million from the comparable 2014 period. The higher cost is primarily attributable to the creation and launch of a new advertising campaign and increased participation in promotional activities as we broaden our distribution reach. We currently expect advertising and promotion costs for the full-year 2015 to increase about 5% from 2014 levels.

Occupancy and facility costs, together with depreciation expense, increased $22.2 million, or 11.6%, compared to the first nine months of 2014. The increase is primarily attributable to the added costs to update and enhance technology capabilities, including related maintenance programs.

Other operating expenses were $237.9 million in the first nine months of 2015, an increase of $27.9 million from the comparable 2014 period. A large part of this increase is attributable to costs being paid to BNY Mellon since August 2015 for the performance of certain administrative services. The balance of the change is due to increased business demands and our continued investment in capabilities. These costs include information and third-party service costs, travel-related costs, costs related to our defined contribution recordkeeping business, and other general and administrative costs.

Non-operating investment income

Net non-operating investment activity during the first nine months of 2015 resulted in income of $60.1 million compared with $73.4 million in the 2014 period. This change of $13.3 million is primarily attributable to net investment losses recognized on our sponsored fund investments. The following table details the components of non-operating investment income (in millions) during the first nine months of 2015 and 2014.

	Nine months ended
	9/30/2015	9/30/2014	Dollar change

Other-than-temporary impairment	$(4.8)	$—	$(4.8)
Net gains realized on sponsored fund dispositions	48.9	44.6	4.3
Earnings (losses) on equity method fund holdings	(1.6)	2.8	(4.4)
Net losses recognized on trading securities	(2.1)	(1.8)	(.3)
Net loss recognized on deconsolidation of a sponsored fund	(5.8)	—	(5.8)
Ordinary and capital gain dividends	13.4	13.0	.4
Net investment gains recognized on sponsored funds	48.0	58.6	(10.6)
Other investment income	12.1	14.8	(2.7)
Non-operating investment income	$60.1	$73.4	$(13.3)

The change in other investment income is primarily attributable to higher net foreign currency transaction losses recognized in the 2015 year-to-date period.

CAPITAL RESOURCES AND LIQUIDITY.

Our cash and sponsored investment holdings at September 30, 2015, were $3.0 billion, and we have no debt. Given the availability of our financial resources, we do not maintain an available external source of liquidity.

Operating activities during the first nine months of 2015 provided cash flows of $1,371.5 million, up $155.4 million from the 2014 period. We used $80.1 million less cash in the first nine months of 2015 compared with the 2014 period to seed new sponsored investment portfolios. Higher net income, non-cash depreciation and amortization, and non-cash stock-based compensation in 2015 period increased cash flows by $28.6 million. Timing differences on the cash settlement of our assets and liabilities increased our operating cash flows by $37.7 million compared to the 2014 period. Our interim operating cash flows do not include the cash impact of variable compensation that is accrued throughout the year before being substantially paid out in December.

Net cash used in investing activities totaled $48.6 million in the first nine months of 2015, a decrease of $367.1 million from the comparable 2014 period, as net investments made into our sponsored funds declined by $394.4 million from the 2014 period. We increased our property and equipment additions by $32.0 million during the first nine months of 2015 compared to the 2014 period. We anticipate property and equipment expenditures for the full year 2015 to be approximately $170 million and expect to fund them from our operating resources.

Net cash used in financing activities was $1,664.6 million in the first nine months of 2015, up $1,110.7 million from the comparable 2014 period. The payment of a $2.00 special dividend on April 23, 2015, and an 18% increase in our regular quarterly per-share dividend accounted for $580.0 million of the increase from the 2014 period. We also increased our common stock repurchases by $537.0 million during the first nine months of 2015 compared with the 2014 period.

We generally repurchase shares of our common stock over time to offset the dilution created by our equity-based compensation plans. Since the end of 2014, we have expended $852 million to repurchase 11.2 million shares, or 4%, of our outstanding common stock. As detailed below, we have returned $3.4 billion to stockholders over the last three years through stock repurchases, our regular quarterly dividends, and two special dividends.

(in millions)	Recurring dividend	Special dividend	Stock repurchases	Total cash returned to stockholders
Q4 2012	$87.2	$256.6	$—	$343.8
2013	396.6	—	14.1	410.7
2014	462.1	—	415.5	877.6
Nine-months ended September 30, 2015[1]	402.7	524.5	851.7	1,778.9
Total	$1,348.6	$781.1	$1,281.3	$3,411.0

1 Includes $31.0 million in stock repurchases that were unsettled at September 30, 2015.

NEW ACCOUNTING STANDARDS.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 - Revenue from Contracts with Customers. The objective of the new standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The revenue standard contains principles that will be applied to determine the measurement of revenue and timing of when it is recognized. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, which defers the effective date of the standard by one year and permits early adoption. We would be required to adopt the new standard on January 1, 2018. We are currently evaluating the impact this standard will have on our financial position and results of operations.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02 - Consolidation (Topic 810): Amendments to the Consolidation Analysis. This standard modifies existing consolidation guidance for reporting companies that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. The guidance does permit early adoption. We expect that the adoption of the ASU will increase the number of sponsored mutual fund investments that we consolidate, resulting in more volatility in the non-operating investment income line of our consolidated income statement, as the change in fair value of the fund will be recognized in net income instead of other comprehensive income.

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our condensed consolidated statements, including those we have not yet adopted. We do not believe that any such guidance has or will have a material effect on our financial position or results of operations.

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

Our future results are also dependent upon the level of our expenses, which are subject to fluctuation for the following or other reasons: changes in the level of our advertising expenses in response to market conditions, including our efforts to expand our investment advisory business to investors outside the U.S. and to further penetrate our distribution channels within the U.S.; variations in the level of total compensation expense due to, among other things, bonuses, stock option grants and other equity grants, other incentive awards, changes in our employee count and mix, and competitive factors; any goodwill or other asset impairment that may arise; fluctuation in foreign currency exchange rates applicable to our investment in and the costs of our international operations; expenses and capital costs, such as technology assets, depreciation, amortization, and research and development, incurred to maintain and enhance our administrative and operating services infrastructure; unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and disruptions of services, including those provided by third parties, such as fund accounting and other recordkeeping services, facilities, communications, power, and the mutual fund transfer agent and accounting systems.

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

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of September 30, 2015, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the third quarter of 2015, and has concluded that there was no change during the third quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

There have been no material changes in the information provided in Item 1A of our Form 10-K Annual Report for 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchase activity during the third quarter of 2015 is as follows.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July	1,964,042	$77.09	1,947,330	14,143,415
August	2,164,073	$73.82	2,118,568	12,024,847
September	2,361,038	$69.70	2,299,564	9,725,283
Total	6,489,153	$73.31	6,365,462

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorization, outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options, and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the third quarter of 2015, 123,013 were related to shares surrendered in connection with employee stock option exercises and 678 were related to shares withheld to cover tax withholdings associated with the vesting of restricted stock awards.

The 6,365,462 shares of our common stock were repurchased pursuant to the Board of Directors’ September 8, 2010 and December 11, 2014, publicly announced authorizations. The maximum number of shares that may yet be purchased as of September 30, 2015 under the Board of Directors’ December 11, 2014 publicly announced authorization is 9,725,283.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On October 22, 2015, we issued a press release reporting our results of operations for the third quarter of 2015 and first nine months of 2015. A copy of that press release is furnished herewith as Exhibit 99. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

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

10.18.1	Amended and Restated 2012 Long-term Incentive Plan. (Incorporated by reference from Form 10-Q for the quarterly period ended March 31, 2015 filed on April 22, 2015; File No. 000-32191).

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99	Earnings release issued October 22, 2015, reporting our results of operations for the third quarter and first nine months of 2015.

101
The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s unaudited condensed consolidated interim financial statements and notes that are included in this Form 10-Q Report.

101.INS XBRL Instance Document (File name: trow-20150930.xml).

101.SCH XBRL Taxonomy Extension Schema Document (File name: trow-20150930.xsd).

101.CAL XBRL Taxonomy Calculation Linkbase Document (File name: trow-20150930_cal.xml).

101.LAB XBRL Taxonomy Label Linkbase Document (File name: trow-20150930_lab.xml).

101.PRE XBRL Taxonomy Presentation Linkbase Document (File name: trow-20150930_pre.xml).

101.DEF XBRL Taxonomy Definition Linkbase Document (File name: trow-20150930_def.xml).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 22, 2015.
T. Rowe Price Group, Inc.

By:    /s/ Kenneth V. Moreland
Vice President, Chief Financial Officer and Treasurer