Form 10-K
period 2015-12-31
PRICE T ROWE GROUP INC
filed 2016-02-05
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    [   ]  Yes    [X]  No
The aggregate market value of the common equity (all voting) held by non-affiliates (excludes current executive officers and directors) computed using $77.73 per share (the NASDAQ Official Closing Price on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter) was $19.4 billion.
The number of shares outstanding of the registrant's common stock as of the latest practicable date, February 3, 2016, is 248,179,222.
DOCUMENTS INCORPORATED BY REFERENCE: In Part III, the Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.
Exhibit index begins on page 61.

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

We derive the vast majority of our consolidated net revenue and net income from investment advisory services provided by our subsidiaries, primarily T. Rowe Price Associates and T. Rowe Price International Ltd. Our revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations. At December 31, 2015, we had $763.1 billion in assets under management, including $487.1 billion in the Price Funds and $276.0 billion in other investment portfolios.

Our assets under management are accumulated from a diversified client base across four primary distribution channels: third-party financial intermediaries that distribute our managed investment portfolios in the U.S. and other countries; individual U.S. investors on a direct basis; U.S. defined contribution retirement plans; and institutional investors globally. As of December 31, 2015, more than forty-five percent of our assets under management are sourced from our third-party financial intermediary distribution channel with the remaining three distribution channels comprising the balance. We have taken steps to broaden and deepen our distribution reach in overseas markets and with financial intermediaries in the U.S., Europe and Asia. These initiatives are part of multi-year plans designed to further diversify our assets under management and client base. For the foreseeable future, we will continue to make key hires and make investments in infrastructure to support these initiatives.

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

Investment objectives for our managed investment portfolios, including the Price Funds, accommodate a variety of strategies. Equity investment strategies may emphasize large-cap, mid-cap or small-cap investing; growth, value or core investing; and U.S., global, multi-regional and regional international, emerging market, and sector investing. Our fixed income strategies may focus on high yield, U.S. taxable bond, taxable low-duration, international, global and municipal tax-free investing. We also combine strategies across asset classes to create solutions that help our clients achieve a single investment objective. To this end, we offer systematic, tax-efficient, blended equity, and asset allocation investment strategies, including target-date retirement investment portfolios.

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

From time to time, we introduce new strategies and investment vehicles to complement and expand our investment offerings, respond to competitive developments in the financial marketplace, and meet the changing needs of our investment advisory clients. We will introduce a new investment strategy if we believe that we have the appropriate investment management expertise and that its objective will be useful for investors over a long period. We continued to expand our investment offerings in 2015 with new equity and fixed income strategies, and the launch of new investment vehicles. We have launched three new fixed income products—Global Unconstrained, Global High Income, Global Investment Grade Corporate Bond—and one new equity product Emerging Markets Value. We also launched a new Retirement Date series for institutional investors and added an I-Share class to a number of existing Price Funds. The I-Class shares are designed to meet the needs of institutionally oriented clients who seek investment products with lower shareholder servicing costs and lower expense ratios. We plan to add the I-Share class to other Price Funds in 2016.

We typically provide seed capital for new investment funds and trusts to enable the portfolio manager to begin building an investment performance history in advance of the portfolio receiving sustainable client assets. The length of time we hold our seed capital investment will vary for each new investment portfolio as it is highly dependent on how long it takes to generate cash flows into the portfolio from unrelated investors. We attempt to ensure that the new investment portfolio has a sustainable level of assets from unrelated shareholders before we consider redemption of our seed capital investment in order to not negatively impact the new investment portfolio's net asset value or its investment performance record. At December 31, 2015, nearly $1.0 billion of our investments in sponsored portfolios and those sponsored portfolio investments reported in other investments is considered seed investments. About 60% of our total seed capital investments of $1.0 billion are investments in fixed income strategies and the remaining are investments in equity and asset allocation strategies.

Conversely, we may also limit new investments into a mutual fund or investment strategy in order to maintain the integrity of the investment strategy and to protect the interests of its existing fund shareholders and investors. At present, the following mutual funds and affiliated other investment portfolio strategies are closed to new investors.

Fund	Date Closed
Institutional Mid-Cap Equity Growth Fund	December 8, 2003
Mid-Cap Growth Fund	May 31, 2010
Mid-Cap Value Fund	May 31, 2010
High Yield Fund	April 27, 2012
Institutional High Yield Fund	April 27, 2012
Institutional Small-Cap Stock Fund	December 31, 2013
New Horizons Fund	December 31, 2013
Small-Cap Stock Fund	December 31, 2013
Capital Appreciation Fund	June 30, 2014
Health Sciences Fund	June 1, 2015

We also provide certain administrative services as ancillary services to our investment advisory clients. These administrative services are provided by several of our subsidiaries and include mutual fund transfer agent, accounting, distribution, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans investing in our sponsored mutual funds; recordkeeping services for defined contribution retirement plans investing in mutual funds outside the T. Rowe Price complex; brokerage; and trust services. Substantially all of our administrative and distribution and servicing fee revenues in 2015 were determined based generally on the recovery of our related costs to provide these services. Therefore, changes in our administrative fees, distribution and servicing fees, and related expenses generally do not significantly affect our net operating income or net income.

In 2014, we made a long-term strategic decision to change our delivery of certain administrative services, including fund accounting and other investment recordkeeping operations. BNY Mellon was contracted to provide such services and 210 associates became employees of BNY Mellon on August 1, 2015. BNY Mellon will transition our data to its technology platform over time. Though a few line items of our consolidated income statements, including administrative revenues, compensation and related costs, and other operating expenses, will be affected, we do not expect that the net impact on our future operating results will be material.

2015 DEVELOPMENTS.

U.S. equities, as measured by the S&P 500 Index, rose in 2015 for the seventh consecutive year. The S&P 500 Index and the NASDAQ Composite Index, which is heavily weighted in technology companies, returned 1.4% and 5.7%, respectively, in 2015. Equities in developed non-U.S. markets were mixed, while emerging market equities fared poorly around the world due in part to the broad currency weakness versus the U.S. dollar which hurt investor returns in dollar terms. Global bonds returns were also mixed in 2015. In this market environment, our 2015 results were as follows:

	Year ended
(in millions, except per-share data)	12/31/2014	12/31/2015	% change
Investment advisory fees	$3,464.5	$3,687.3	6%
Net revenues	$3,982.1	$4,200.6	5%
Operating expenses	$2,091.2	$2,301.7	10%
Net operating income	$1,890.9	$1,898.9	—%
Non-operating investment income	$112.2	$103.5	(8)%
Net income	$1,229.6	$1,223.0	(1)%

Diluted earnings per share	$4.55	$4.63	2%

Average assets under management (in billions)	$724.7	$767.9	6%
Annual management fee rate (in basis points)	47.8	48.0

Six Price Funds - Growth Stock, Blue-Chip Growth, Mid-Cap Growth, Value, Capital Appreciation, and Equity Income -accounted for 27% of our investment advisory revenues in 2015, and 22% of our assets under management at December 31, 2015. Our largest client account relationship apart from the Price Funds is with a third-party financial intermediary that accounted for about 5% of our investment advisory revenues in 2015.

Assets under management ended 2015 at $763.1 billion, an increase of $16.3 billion from the end of 2014. Market appreciation and income, net of distributions not reinvested, added $14.7 billion and net cash inflows added $1.6 billion in assets under management during 2015.

Our target-date retirement funds and trusts, which provide shareholders with single, diversified portfolios that invest in underlying T. Rowe Price funds and T. Rowe Price collective investment trusts, continue to be a significant source of our asset growth. In 2015, our net cash flows include $16.2 billion that originated in these portfolios, including $8.9 billion in our target-date retirement funds. The assets under management in these portfolios totaled $165.7 billion at December 31, 2015, including $135.5 billion in target-date retirement funds and $30.2 billion in target-date retirement trusts. These portfolios' assets account for 21.7% of our managed assets at December 31, 2015, compared with 19.9% at the end of 2014.

Details of our assets under management (in billions) at December 31, 2015, are as follows:

Assets under management by investment portfolio
Sponsored U.S. mutual funds	$487.1
Other investment portfolios	276.0
Total	$763.1

Assets under management by mandate
U.S. stocks and blended asset	$502.7
International stocks and blended asset	90.1
Total stock and blended asset portfolios	592.8

U.S. fixed income	151.7
International fixed income	18.6
Total fixed income portfolios	170.3
$763.1
Assets under management by account type
Defined contribution retirement assets	$328.4
Other retirement and deferred annuity assets	197.9
Total retirement and tax deferred annuity assets	526.3
Other	236.8
$763.1

Non-U.S. dollar denominated securities held in client accounts are $105.2 billion, or 13.8% of our total assets under management at December 31, 2015. Investors domiciled outside the U.S. represent nearly 5% of total assets under management at the end of 2015. We service clients in 41 countries around the world.

Investment Performance.

Strong investment performance and brand awareness is a key driver to attracting assets and to our long-term success. As of the end of 2015, 80% of the T. Rowe Price U.S. mutual funds across their share classes outperformed their comparable Lipper averages on a total return basis for the three-year period, 78% outperformed for the five-year period, 88% outperformed for the 10-year period, and 80% outperformed for the one-year period. In addition, T. Rowe Price stock, bond and blended asset funds that were given an overall rating of four or five stars from Morningstar at December 31, 2015, account for nearly 86% of the assets under management in our rated funds. Our target-date retirement funds continue to deliver very attractive long-term performance, with at least 97% of these funds outperforming their comparable Lipper averages on a total return basis for the three-, five-, and 10-year periods ended December 31, 2015. The performance of our institutional strategies remains very competitive.

Capital Resources.

At December 31, 2015, we remain debt-free with ample liquidity and resources, including cash and sponsored portfolio investment holdings of nearly $2.8 billion. During the full year of 2015, we expended $987.8 million to repurchase 13.1 million shares, or 5% of our outstanding common stock. We generally repurchase shares of our common stock over time to offset the dilution created by our equity-based compensation plans. We declared and paid regular quarterly dividends in 2015 that totaled $2.08 per share as well as a special dividend of $2.00 per share.

We also invested $151 million during the year in capitalized technology and facilities from existing cash balances. We currently expect total capital expenditures for technology development, facilities and equipment for 2016 to be up to $180 million, which will be funded from operating resources.

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

For the majority of the Price Funds, the fee rate is equal to the sum of a tiered group fee rate plus an individual fund rate. The tiered group rate is based on the combined net assets of nearly all of the Price Funds. If the combined net assets of these Price Funds exceed $500 billion, the weighted-average fee across pricing tiers is 29.1 basis points for the first $500 billion of net assets plus 27.0 basis points for net assets in excess of $500 billion. To the extent that the combined net assets of the funds included in the group rate calculation increase, the group charge component of a fund's advisory fee rate and the resulting advisory fee rate paid by each fund will decrease.

The individual fund rates are generally flat rates that are set based on the fund’s specific investment objective. Several funds, including the Blue Chip Growth, Equity Income, Growth Stock and Mid-Cap Growth funds, have an effective tiered individual fund rate in which their base individual flat rate is reduced by about 15% on net assets in excess of $15 billion. The New Income and Value funds have their base individual flat rate reduced by about 15% on net assets in excess of $20 billion. The effective fee rates for the stock and bond funds on which we earned annual advisory fees of at least $6.0 million in 2015 varied from a low of 33 basis points for the Limited Duration Inflation Focused Bond fund to a high of 104 basis points for the Emerging Markets Stock, International Discovery, and Latin America funds.

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

In 2015, we continued to voluntarily waive advisory fees and other fund expenses of all of our money market funds and trusts in order to maintain a positive yield for investors. Total fees waived in 2015 were $47.6 million, or about 1% of total investment advisory revenues earned during the year, compared to $58.4 million in 2014. We expect that these fee waivers will continue in 2016.

Assets under Management.

At December 31, 2015, assets under our management in the Price Funds aggregated $487.1 billion, an increase of 2.0% or $9.5 billion from the beginning of the year. The following table presents the net assets (in billions) and the year of formation of our largest Price Funds (net assets in excess of $1.0 billion at December 31, 2015) at December 31.

	2014	2015
Stock and blended asset funds:
Balanced (1991)	$3.9	$3.7
Blue Chip Growth (1993)	26.4	31.3
Capital Appreciation (1986)	22.9	24.3
Diversified Small-Cap Growth (1997)	1.0	2.1
Dividend Growth (1992)	4.6	4.7
Emerging Markets Stock (1995)	7.6	8.3
Equity Income (1985)	29.8	22.7
Equity Index 500 (1990)	24.4	25.0
European Stock (1990)	1.4	1.7
Global Technology (2000)	1.6	2.7
Growth & Income (1982)	1.6	1.6
Growth Stock (1950)	43.0	45.3
Health Sciences (1995)	11.8	14.2
Institutional Large-Cap Core Growth (2003)	1.5	2.1
Institutional Large-Cap Growth (2001)	11.7	13.6
Institutional Large-Cap Value (2000)	2.2	2.5
Institutional Mid-Cap Equity Growth (1996)	5.5	5.1
Institutional Small-Cap Stock (2000)	2.0	2.2
International Discovery (1988)	3.6	4.3
International Growth & Income (1998)	10.2	11.5
International Stock (1980)	12.9	13.9
Media & Telecommunications (1993)	3.2	3.6
Mid-Cap Growth (1992)	24.1	24.6
Mid-Cap Value (1996)	12.2	10.9
New America Growth (1985)	4.3	4.4
New Asia (1990)	4.0	2.7
New Era (1969)	3.6	2.7
New Horizons (1960)	15.4	15.4
Overseas Stock (2006)	9.4	11.0
Personal Strategy Balanced (1994)	1.7	1.6
Personal Strategy Growth (1994)	1.4	1.4
Personal Strategy Income (1994)	1.1	1.2
Real Assets (2010)	4.3	4.5
Real Estate (1997)	5.1	5.6
Science & Technology (1987)	3.7	3.6
Small-Cap Stock (1992)	9.8	8.3
Small-Cap Value (1988)	9.2	7.2
Total Equity Market Index (1998)	1.1	1.2
Value (1994)	22.2	22.4
Other stock and blended asset funds	7.6	7.9
	373.0	383.0

	2014	2015
Bond and money market funds:
Emerging Markets Bond (1994)	4.3	4.4
GNMA (1985)	1.6	1.5
High Yield (1984)	9.4	8.6
Inflation Focused Bond (2006)	6.8	7.4
Institutional Floating Rate (2008)	3.2	3.6
Institutional High Yield (2002)	2.2	1.8
International Bond (1986)	4.6	5.3
Maryland Tax-Free Bond (1987)	2.0	2.1
New Income (1973)	27.4	27.3
Prime Reserve (1976)	6.6	6.3
Short-Term Bond (1984)	6.5	5.7
Summit Cash Reserves (1993)	5.3	5.0
Summit Municipal Income (1993)	1.0	1.0
Summit Municipal Intermediate (1993)	3.9	4.0
Tax-Free High Yield (1985)	3.3	3.5
Tax-Free Income (1976)	2.6	2.5
Tax-Free Short-Intermediate (1983)	2.1	2.1
U.S. Treasury Money (1982)	2.1	2.2
Virginia Tax-Free Bond (1991)	1.0	1.1
Other bond and money market funds	8.7	8.7
	104.6	104.1
	$477.6	$487.1

The Spectrum Funds, Target Retirement Funds, and Retirement Date Funds are not presented in the table above because their assets are already included in the assets of their underlying fund holdings.

Our operating subsidiaries invest in many of the T. Rowe Price funds.

Administrative Services.

Our subsidiaries provide advisory-related administrative services to the Price Funds and their shareholders. T. Rowe Price Services provides mutual fund transfer agency and shareholder services, including maintenance of staff, facilities, technology, and other equipment to respond to inquiries from fund shareholders. T. Rowe Price Retirement Plan Services provides participant accounting, plan administration, and transfer agent services for defined contribution retirement plans that invest in both the Price Funds and funds outside the Price fund complex. Plan sponsors and participants compensate us for some of the administrative services while the Price Funds compensate us for maintaining and administering the individual participant accounts for those plans that invest in the Price Funds. Until August 2015, T. Rowe Price Associates provided mutual fund accounting services, including maintenance of financial records, preparation of financial statements and reports, daily valuation of portfolio securities, and computation of daily net asset values per share to the Price Funds. The Price Funds contracted directly with BNY Mellon in August 2015 to provide these services in the future.

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

Distribution and Servicing.

The Investor class of all Price Funds can be purchased in the U.S. on a no-load basis, without a sales commission or 12b-1 fee. No-load mutual fund shares offer investors a low-cost and relatively easy method of directly investing in a variety of stock and fixed income portfolios. In 2015, we added an I-Class share to a number of our Price Funds. The I-Class shares are designed to meet the needs of institutionally oriented clients who seek investment products with lower shareholder servicing costs, and lower expense ratios. This share class will limit ordinary operating expenses (other than interest; expenses related to borrowings, taxes, and brokerage; and any non extraordinary expenses) at 5 basis points for a period of time and there will be no external payments for 12b-1 or administrative fee payments.

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

Except as noted above for 12b-1 fees, we bear all advertising and promotion expenses associated with the distribution of the Price Funds. These costs are recognized currently, and include advertising and direct mail communications to potential fund shareholders as well as substantial staff and communications capabilities to respond to investor inquiries. Marketing and promotional efforts are focused in print media, television, and Internet. In addition, we direct considerable marketing efforts to defined contribution plans that invest in mutual funds. Advertising and promotion expenditures vary over time based on investor interest, market conditions, new and existing investment offerings, and the development and expansion of new marketing initiatives, including the enhancement of our digital capabilities.

OTHER INVESTMENT PORTFOLIOS.

Our other client investment portfolios had assets under management of $276.0 billion at December 31, 2015, an increase of $6.8 billion from the beginning of the year. We provide investment advisory services to these clients through our subsidiaries on a separately managed or subadvised account basis and through sponsored investment portfolios, including collective investment trusts, target-date retirement trusts, Luxembourg-based funds offered to investors outside the U.S., and portfolios offered through variable annuity life insurance plans in the U.S. At December 31, the assets under management in these portfolios included the following investment mandates:

	2014	2015
U.S. equities	$179.3	$180.3
International equities	27.6	29.5
Stable value assets	17.8	19.1
Bonds and money market securities	44.5	47.1
	$269.2	$276.0

We charge fees for investment management to these clients based on, among other things, the specific investment services to be provided. Our standard form of investment advisory agreement for client accounts provides that the agreement may be terminated at any time and that any unearned fees paid in advance will be refunded.

Our fees for managing these investment portfolios are computed using the value of assets under our management at a contracted annual fee rate. The value of assets under management billed is generally based on daily valuations, month-end average valuations, or end of billing period valuations. In 2015, approximately 73% of advisory fees were recognized based on daily portfolio valuations, 10% were based on month-end averages, and 17% were based on end of billing period valuations.

Our subsidiaries, T. Rowe Price (Luxembourg) Management Sàrl and T. Rowe Price International provide management company and investment management services, respectively, to our Luxembourg-based SICAVs (Société d'Investissement à Capital Variable) and FCPs (Fonds Commun de Placement). These funds are distributed outside the U.S. through distribution agents and other financial intermediaries. The fees earned for these distribution and marketing services are part of the overall investment management fees earned for managing the SICAV and FCP fund assets. We recognize any related distribution fees paid to financial intermediaries in other operating expenses. At December 31, 2015, assets under management in these funds were $10.3 billion.

REGULATION.

T. Rowe Price Associates, T. Rowe Price International, T. Rowe Price (Canada), Inc., T. Rowe Price Hong Kong Limited, T. Rowe Price Singapore Private Ltd. and T. Rowe Price Advisory Services, Inc. are registered with the Securities and Exchange Commission (SEC) as investment advisers under the Investment Advisers Act of 1940. T. Rowe Price International is also regulated by the Financial Conduct Authority (FCA) in the United Kingdom and, in certain cases, by other foreign regulators in countries in which we have a license to conduct business. The Securities and Futures Commission (SFC) and Monetary Authority of Singapore (MAS) also regulate T. Rowe Price Hong Kong and T. Rowe Price Singapore, respectively. T. Rowe Price (Canada) is also registered with several of the provincial securities commissions in Canada. T. Rowe Price (Luxembourg) Management Sàrl, the management company of our Luxembourg-based FCP (Fonds Commun de Placement) and SICAV funds is regulated by the Commission de Surveillance du Secteur Financier (CSSF). Our branch offices operated outside the U.S. are also registered with and regulated by the local financial authorities.

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

COMPETITION.

As a member of the financial services industry, we are subject to substantial competition in all aspects of our business. A significant number of proprietary and other sponsors’ mutual funds are sold to the public by other investment management firms, broker-dealers, mutual fund companies, banks, and insurance companies. We compete with brokerage and investment banking firms, insurance companies, banks, mutual fund companies, hedge funds, and other financial institutions and funds in all aspects of our business and in every country in which we offer our advisory services. Many of these financial institutions have substantially greater resources than we do. We compete with other providers of investment advisory services primarily based on the availability and objectives of the investment portfolios offered, investment performance, fees and related expenses, and the scope and quality of investment advice and other client services. In recent years, we have faced significant competition from passive and index oriented investment strategies. In order to maintain and enhance our competitive position, we may review acquisition and venture opportunities and, if appropriate, engage in discussions and negotiations that could lead to the acquisition of a new equity or other financial relationship.

EMPLOYEES.

At December 31, 2015, we employed 5,999 associates, up 2.2% from the 5,870 associates employed at the end of 2014. We may add additional temporary and part-time personnel to our staff from time to time to meet periodic and special project demands, primarily for technology and mutual fund administrative services.

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

Unless otherwise expressly stated, information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

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

•
Investment Performance. If the investment performance of our managed portfolios is less than that of our competitors or applicable third-party benchmarks, we could lose existing and potential customers and suffer a decrease in assets under management. Institutional investors in particular consider changing investment advisers based upon poor relative investment performance. Individual investors in contrast are more likely to react to poor absolute investment performance. Prolonged periods of strong relative investment performance may result in capacity constraints within certain portfolios, which in turn may negatively impact our ability to achieve strong investment results in subsequent periods.

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

We are subject to competition in all aspects of our business from other financial institutions. Many of these financial institutions have substantially greater resources than we do and may offer a broader range of financial products across more markets. Some operate in a different regulatory environment than we do which may give them certain competitive advantages in the investment products and portfolio structures that they offer. We compete with other providers of investment advisory services primarily based on the availability and objectives of the investment portfolios offered, investment performance, fees and related expenses, and the scope and quality of investment advice and other client services. Some institutions have proprietary products and distribution channels that make it more difficult for us to compete with them. Most of our investment portfolios are available without sales or redemption fees, which means that investors may be more willing to transfer assets to competing funds.

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

Our regulatory environment is frequently altered by new regulations and by revisions to, and evolving interpretations of, existing regulations. Future changes could require us to modify or curtail our investment offerings and business operations, or impact our expenses and profitability. Additionally, some regulations may not directly apply to our business but may impact the capital markets, service providers or have other indirect effects on our ability to provide services to our clients.

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

•
The U.S. Department of Labor is planning to finalize changes to definitions and rules related to fiduciaries. These changes are likely to require modifications to our distribution activities and may impact our ability to service clients or engage in certain types of distribution or other business activities. The Securities and Exchange Commission (SEC) is considering its own fiduciary rule proposal. Any such rule may also have an impact on our business activities.

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

•
On July 23, 2014, the SEC adopted additional reforms regulating money market funds. The reforms will require institutional non-government money market funds to operate with a floating net asset value (NAV) and require all non-government money market funds to impose liquidity fees and redemption gates under certain conditions. Government and retail money market funds will continue using current pricing and accounting methods to seek to maintain a stable NAV. The SEC adopted other reforms for money market funds, including additional disclosure and reporting requirements, tightening of diversification requirements, and enhanced stress testing. These reforms could have a negative impact on the attractiveness of such funds to investors and also subject us to additional regulatory requirements and costs to comply with such requirements.

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

•
Global regulations on OTC derivatives are evolving, including new and proposed regulations under The Dodd-Frank Wall Street Reform and Consumer Protection Act and European Market Infrastructure Regulation relating to central clearing counterparties, trade reporting, and repositories. In addition, the SEC has proposed new regulations that will require mutual funds to: (1) adopt liquidity risk management programs with specific requirements for measuring and reporting the liquidity of fund holdings; and (2) comply with new exposure limits and asset coverage requirements for investments in derivatives, as well as adopting derivatives risk management programs. There remains uncertainty related to various requirements under these regulations and the exact manner in which they will impact current trading strategies for our clients.

•
The revised Markets in Financial Instruments Directive (MiFID II Directive) and Regulation (MiFIR) (together “MiFID II”) will apply across the European Union (EU) and member states of the European Economic Area from January 3, 2017, unless extended. Implementation of MiFID II will significantly impact both the structure and operation of EU financial markets. Some of the main changes introduced under MiFID II include applying enhanced disclosure requirements, enhancing conduct of business and governance requirements, broadening the scope of pre and post trade transparency, increasing transaction reporting requirements, transforming the relationship between client commissions and research, and further regulation of trading venues. Compliance with MiFID II will increase our costs.

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

Government action related to continued membership in the European Union

We have a significant locally authorized and regulated presence in the United Kingdom ("UK") to support our global investment management business. It is likely the UK will hold a referendum regarding continued membership in the European Union ("EU"). A UK exit from the EU would be extremely disruptive to our operations and require us to analyze potential changes to our corporate structure and European product and distribution strategies. Any such changes, if required, would likely subject us to additional regulatory requirements and costs.

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

Our corporate headquarters occupies 422,000 square feet of space under lease until 2027 at 100 East Pratt Street in Baltimore, Maryland. We have offices in 16 countries around the world, including the U.S.

Our operating and servicing activities are largely conducted at owned facilities in campus settings comprising 1.2 million square feet on three parcels of land in close proximity to Baltimore in Owings Mills, Maryland and about 290,000 square feet in Colorado Springs, Colorado. We also maintain a nearly 60,000 square foot technology support facility in Hagerstown, Maryland, and own a 72-acre parcel of land in Pasco County, Florida to accommodate potential future development as business demands require.

We have six investor centers for walk-in traffic and investor meetings, four of which are in leased facilities located in Baltimore, Maryland, Tampa, Florida, Washington, D.C, and McLean, VA. The remaining two investor centers are located in our owned facilities in Colorado Springs and Owings Mills.

We lease all our offices outside the U.S. with London and Hong Kong being our largest, as well as our business operations recovery site in Maryland and our customer service call center in Tampa.

Information concerning our anticipated capital expenditures in 2016 and our future minimum rental payments under noncancelable operating leases at December 31, 2015, is set forth in the capital resources and liquidity and contractual obligations discussions in Item 7 of this Form 10-K.

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

William J. Stromberg (55), President and Chief Executive Officer since 2016. Mr. Stromberg was previously the Head of Equity from 2010 to 2015 and a Vice President from 1990 to 2015.

Brian C. Rogers (60), Chairman since 2007, Chief Investment Officer since 2004, and a Vice President since 1985.

Edward C. Bernard (59), Vice Chairman since 2007, and a Vice President since 1989.

Christopher D. Alderson (53), Head of International Equity since 2009 and a Vice President since 2002.

Eric L. Veiel, (44), Head of US Equity since 2016, and a Vice President since 2006.

Edward A. Wiese (56), Head of Fixed Income since January 2015, and a Vice President since 2001.

David Oestreicher, (48), Corporate Secretary since 2012, Chief Legal Officer since 2008, and a Vice President since 2001.

Kenneth V. Moreland (59), Treasurer since 2010, and Chief Financial Officer and a Vice President since 2004.

Jessica M. Hiebler (40), Principal Accounting Officer since 2010 and a Vice President since 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock ($.20 par value per share) trades on the NASDAQ Global Select Market under the symbol TROW. The high and low trade price information and dividends per share during the past two years were:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2014 – High price	$84.41	$84.89	$85.74	$88.64
Low price	$75.57	$76.76	$75.61	$71.78
Cash dividends declared	$.44	$.44	$.44	$.44

2015 – High price	$87.22	$83.52	$79.74	$77.71
Low price	$77.96	$77.29	$67.76	$65.88
Cash dividends declared	$2.52	$.52	$.52	$.52

The cash dividends declared during the first quarter of 2015 include a special dividend of $2.00 per share that was declared in February 2015 and paid in April 2015.

Our common stockholders have approved all of our equity-based compensation plans. These plans provide for the following issuances of shares of our common stock at December 31, 2015:

	Employee and Non-Employee Director Plans	Employee Stock Purchase Plan	Total
Exercise of outstanding options	30,818,229	—	30,818,229
Settlement of outstanding restricted stock units	2,275,340	—	2,275,340
Future issuances	12,907,212	3,497,692	16,404,904
Total	46,000,781	3,497,692	49,498,473

The outstanding options included in the table above have a weighted-average exercise price of $59.24. Under the terms of the 2012 Long-Term Incentive Plan, approved by stockholders in April 2012, the number of shares provided and available for future issuance will increase as we repurchase common stock in the future with the proceeds from stock option exercises. No shares have been issued under our Employee Stock Purchase Plan since its inception; all shares have been purchased in the open market.

The following table presents repurchase activity during the fourth quarter of 2015.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
October	655,053	$68.83	634,979	9,090,304
November	51,731	$76.50	—	9,090,304
December	1,512,352	$71.47	1,298,873	19,791,431
Total	2,219,136	$70.81	1,933,852

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorization, outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options, and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the fourth quarter of 2015, 92,734 were related to shares surrendered in connection with employee stock option exercises and 192,550 were related to shares withheld to cover tax withholdings associated with the vesting of restricted stock awards. The remaining 1,933,852 shares of our common stock purchased during the fourth quarter of 2015, were repurchased pursuant to the Board of Directors’ December 11, 2014, publicly announced authorization. The maximum number of shares that may yet be purchased as of December 31, 2015, under the Board of Directors’ December 11, 2014 and December 10, 2015 publicly announced authorizations is 19,791,431.

We have 6,130 stockholders of record and approximately 164,000 beneficial stockholder accounts held by brokers, banks, and other intermediaries holding our common stock. Common stock owned outright by our associates, combined with outstanding vested stock options and unvested restricted stock awards, total nearly 17% of our outstanding shares and outstanding vested stock options at December 31, 2015.

Item 6.	Selected Financial Data.

	2011	2012	2013	2014	2015
	(in millions, except per-share data)
Net revenues	$2,747	$3,023	$3,484	$3,982	$4,201
Net operating income	$1,227	$1,364	$1,637	$1,891	$1,899
Net income	$773	$884	$1,048	$1,230	$1,223

Net cash provided by operating activities	$948	$903	$1,233	$1,291	$1,506

Per common share information
Basic earnings	$3.01	$3.47	$4.02	$4.68	$4.74
Diluted earnings	$2.92	$3.36	$3.90	$4.55	$4.63
Cash dividends declared (1)	$1.24	$2.36	$1.52	$1.76	$4.08

Weighted-average common shares outstanding	255.6	253.4	258.3	259.6	254.6
Weighted-average common shares outstanding assuming dilution	263.3	261.0	266.3	267.4	260.9

(1) Cash dividends declared in 2012 and 2015 include special dividends per share of $1.00 and $2.00, respectively, that we paid during those years.

	December 31,
	2011	2012	2013	2014	2015
Balance sheet data (in millions)
Total assets	$3,770	$4,203	$5,033	$5,644	$5,107
Stockholders’ equity	$3,421	$3,846	$4,818	$5,395	$4,762

Assets under management (in billions)	$489.5	$576.8	$692.4	$746.8	$763.1

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our sponsored U.S. mutual funds and other investment portfolios. The other investment portfolios include separately managed accounts, subadvised funds, and other sponsored investment portfolios including collective investment trusts, target-date retirement trusts, Luxembourg-based funds offered to investors outside the U.S., and portfolios offered through variable annuity life insurance plans in the U.S. Investment advisory clients outside the U.S. account for nearly 5% of our assets under management at December 31, 2015.

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

We remain debt-free with ample liquidity and resources that allow us to take advantage of attractive growth opportunities, invest in key capabilities, including investment professionals, technologies, and new product offerings; and, most importantly, provide our clients with strong investment management expertise and service both now and in the future. We expect to continue our investment in long-term initiatives to sustain and deepen our investment talent, add investment capabilities both in terms of new strategies and new investment vehicles, expand capabilities through enhanced technology, and broaden our distribution reach globally.

In 2014, we made a long-term strategic decision to change our delivery of certain administrative services, including fund accounting and other investment recordkeeping operations. BNY Mellon was contracted to provide such services, and 210 associates became employees of BNY Mellon on August 1, 2015. BNY Mellon will transition our data to its technology platform over time. Though a few line items of our consolidated income statements, including administrative revenues, compensation and related costs, and other operating expenses, will be affected, we do not expect that the net impact on our future operating results will be material.

BACKGROUND.

Major U.S. stock index returns were narrowly mixed in 2015, but it was the seventh consecutive year for a positive S&P 500 Index total return. In the first part of the year, equities benefited from steady economic and employment growth, generally favorable corporate earnings outside of the energy sector, and merger and acquisition activity. During the summer, U.S. and global equities fell sharply in response to an unexpected devaluation of China’s currency and subsequent plunge in Chinese stocks, raising concerns about China’s decelerating economy, and uncertainty regarding China’s leadership and policy responses. U.S. markets pared their losses in the final months of the year as global market volatility subsided amid hopes for additional stimulus measures in Europe and Asia, even as the Federal Reserve prepared to raise short-term U.S. interest rates. On December 16, 2015, the U.S. central bank raised the fed funds target rate range to 25 to 50 basis points. It had been 0 to 25 basis points since December 2008.

Stocks in developed non-U.S. markets were mixed. Japanese stocks strongly outpaced other developed Asian markets in dollar terms, helped by the Bank of Japan’s stimulus efforts, lower energy prices, and increased capital spending. The Japanese economy narrowly avoided a recession as it grew modestly in the third quarter following a second-quarter contraction. European markets rose in local currency terms, but a 10% decline in the euro versus the dollar reduced returns in dollar terms. Eurozone inflation and economic growth remained stubbornly weak throughout the year despite the European Central Bank’s (ECB) quantitative easing program, and many investors were disappointed with the ECB’s relatively mild expansion of its stimulus efforts in early December.

Emerging markets equities fared poorly around the world, as large resource-exporting countries Brazil and Russia were in recession, in part, because of the collapse in commodity prices, and broad currency weakness versus the U.S. dollar hurt returns in dollar terms. Most Asian markets declined, as Chinese stocks fell sharply in the second half of 2015.

Results of several major equity market indexes for the full year 2015 are as follows:

Index
S&P 500 Index	1.4%
NASDAQ Composite Index (excluding dividends)	5.7%
Russell 2000 Index	(4.4)%
MSCI EAFE (Europe, Australasia, and Far East) Index	(.4)%
MSCI Emerging Markets Index	(14.6)%

Global bond returns were mixed in 2015. In the U.S., rising interest rates generally weighed on bond prices, offsetting income. Treasury yields climbed for the year, especially short-term yields, as the economy expanded and investors anticipated a short-term interest rate increase from the Federal Reserve. The 10-year Treasury note yield rose from 2.2% at the end of 2014 to 2.3% at the end of 2015. Tax-free municipal bonds outperformed taxable bonds amid strong demand and declining issuance in the latter part of the year. Investment-grade corporate bonds recorded modest losses amid heavy new issuance as companies took advantage of low interest rates. High yield bonds declined as falling oil and commodity prices weighed on energy and metals and mining issuers, which together represent about one-fifth of the high yield sector.

Bonds in developed non-U.S. markets declined over the last year as a stronger U.S. dollar versus other major developed market currencies, especially the euro, resulted in negative returns in dollar terms. U.S. dollar-denominated emerging markets debt advanced modestly but significantly outperformed local currency bonds, which posted steep losses as nearly all developing market currencies weakened versus the dollar. Plunging commodity prices, expectations for rising short-term U.S. interest rates, and country-specific factors weighed on local currency bond performance.

Results of several major bond market indexes for the full year 2015 are as follows:

Index
Barclays U.S. Aggregate Bond Index	.6%
Credit Suisse High Yield Index	(4.9)%
Barclays Municipal Bond Index	3.3%
Barclays Global Aggregate Ex-U.S. Dollar Bond Index	(6.0)%
JPMorgan Emerging Markets Index Plus	1.8%

ASSETS UNDER MANAGEMENT.

Our assets under management ended 2015 at $763.1 billion, an increase of $16.3 billion from the end of 2014. Market appreciation and income, net of distributions not reinvested, added $14.7 billion, and net cash inflows added $1.6 billion in assets under management during 2015.

Assets under management (in billions) at the end of the year and changes during each of the last three years are detailed below.

Assets under management by investment portfolio
	December 31,
	2013	2014	2015
Sponsored U.S. mutual funds	$435.3	$477.6	$487.1
Other investment portfolios	257.1	269.2	276.0
Total	$692.4	$746.8	$763.1

Assets under management by investment objective
	December 31,
	2013	2014	2015
Stock and blended asset portfolios	$537.0	$579.9	$592.8
Fixed income portfolios	155.4	166.9	170.3
Total	$692.4	$746.8	$763.1

Components of changes in assets under management
	Sponsored U.S. Mutual Funds	Other Investment Portfolios	Total
Assets under management at December 31, 2012	$346.9	$229.9	$576.8

Net cash flows before client transfers	17.9	(29.9)	(12.0)
Client transfers from mutual funds to other portfolios	(7.7)	7.7	—
Net cash flows after client transfers	10.2	(22.2)	(12.0)
Net market appreciation and income	79.0	49.4	128.4
Distributions not reinvested	(.8)	—	(.8)
Change during the period	88.4	27.2	115.6

Assets under management at December 31, 2013	435.3	257.1	692.4

Net cash flows before client transfers	17.1	(13.4)	3.7
Client transfers from mutual funds to other portfolios	(5.3)	5.3	—
Net cash flows after client transfers	11.8	(8.1)	3.7
Net market appreciation and income	32.2	20.2	52.4
Distributions not reinvested	(1.7)	—	(1.7)
Change during the period	42.3	12.1	54.4

Assets under management at December 31, 2014	477.6	269.2	746.8

Net cash flows before client transfers	7.9	(6.3)	1.6
Client transfers from mutual funds to other portfolios	(6.5)	6.5	—
Net cash flows after client transfers	1.4	.2	1.6
Net market appreciation and income	9.6	6.7	16.3
Distributions not reinvested	(1.5)	(.1)	(1.6)
Change during the period	9.5	6.8	16.3

Assets under management at December 31, 2015	$487.1	$276.0	$763.1

In 2013 and 2014, the majority of the assets transferred by clients from our sponsored mutual funds to our other investment portfolios disclosed in the table above were moved from our target-date retirement funds to our collective investment trusts and target-date retirement trusts. In 2015, assets were transferred primarily from the mutual funds to our collective investment trusts, target-date retirement trusts, and separate accounts.

The net cash inflows in our sponsored U.S. mutual funds over the last three years were sourced primarily from third-party financial intermediaries across various mandates as detailed below.

	Year ended December 31,
	2013	2014	2015
Stock and blended asset funds	$5.8	$3.7	$1.5
Bond funds	3.5	8.3	.3
Money market funds	.9	(.2)	(.4)
Net cash flows after client transfers	$10.2	$11.8	$1.4

In 2013, a vast majority of the net outflows from our other investment portfolios were concentrated among several large institutional clients outside the U.S. and intermediary clients that changed their investment objectives, repositioned their strategy allocations, or experienced investment performance challenges within their portfolio. In 2014, the net outflows from our other investment portfolios were primarily from a few institutional and subadvisory clients who redeemed significant amounts from a small number of equity and fixed income strategies. In 2015, the net inflows in our other investment portfolios resulted primarily from the client transfers received from the mutual funds. The net outflows prior to transfers in these portfolios in 2015 were largely concentrated among a small number of institutional clients who redeemed primarily from large-cap U.S. equity strategies.

Our target-date retirement portfolios, which invest in a broadly diversified portfolio of other T. Rowe Price funds or T. Rowe Price collective investment trusts, and automatically rebalance to maintain their specific asset allocation weightings, are a significant source of cash flows. Net cash flows after client transfers shown in the previous tables include or are net of the following net cash inflows that originated in our target-date portfolios.

	Year ended December 31,
	2013	2014	2015
Target-date retirement funds	$6.6	$13.2	$8.9
Target-date retirement trusts	4.9	4.5	7.3
Total target-date portfolios	$11.5	$17.7	$16.2

Assets under management at December 31, 2015, in these target-date portfolios totaled $165.7 billion, including $135.5 billion in target-date retirement funds and $30.2 billion in target-date retirement trusts.

Strong investment performance and brand awareness is a key driver to attracting assets and to our long-term success. For 2015, 80% of the T. Rowe Price U.S. mutual funds across their share classes outperformed their comparable Lipper averages on a total return basis for the three-year period ended December 31, 2015, 78% outperformed for the five-year period, 88% outperformed for the 10-year period, and 80% outperformed for the one-year period. In addition, T. Rowe Price stock, bond and blended asset funds that were given an overall rating of four or five stars from Morningstar at December 31, 2015, account for nearly 86% of the assets under management in our rated funds. Our target-date retirement funds continue to deliver very attractive long-term performance, with at least 97% of these funds outperforming their comparable Lipper averages on a total return basis for the three-, five-, and 10-year periods ended December 31, 2015. The performance of the firm's institutional strategies remains very competitive.

We incur significant expenditures to attract new investment advisory clients and additional investments from our existing clients. These efforts involve costs that precede any future revenues that we recognize from an increase to our assets under management.

RESULTS OF OPERATIONS.

	Year ended December 31,
	2014	2015	Dollar Change	Percentage Change
(in millions, except per-share data)
Investment advisory fees	$3,464.5	$3,687.3	$222.8	6.4%
Net revenues	$3,982.1	$4,200.6	$218.5	5.5%
Operating expenses	$2,091.2	$2,301.7	$210.5	10.1%
Net operating income	$1,890.9	$1,898.9	$8.0	.4%
Non-operating investment income	$112.2	$103.5	$(8.7)	(7.8)%
Net income	$1,229.6	$1,223.0	$(6.6)	(.5)%

Diluted earnings per share	$4.55	$4.63	$.08	1.8%

Investment advisory revenues earned in 2015 increased over 2014, as average assets under our management increased $43.2 billion, or 6.0%, to $767.9 billion. The average annualized fee rate earned on our assets under management was 48.0 basis points in 2015, up from the 47.8 basis points earned in 2014, as money market fee waivers declined and equity valuations, which on average carry a higher fee rate, increased in 2015. We waived $47.6 million in money market-related fees in 2015, including advisory fees and fund expenses, a decrease of $10.8 million from the $58.4 million waived in 2014. The fee waivers in 2015 represent 1.3% of total investment advisory revenues earned during the same period. Fees were waived from all our money market mutual funds and trusts, which have combined net assets of $15.7 billion at December 31, 2015. We expect that these fee waivers will continue into 2016.

Our operating margin in 2015 was 45.2% compared to 47.5% in the 2014 period. The decline is a result of the investments we have been making to broaden and deepen our investment management, distribution, and service capabilities around the world despite the impact of market volatility on our net revenues. We expect continued downward pressure on our operating margin in 2016 and beyond from the market effects on our net revenues and the anticipated continued investment in our capabilities.

Net revenues

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the U.S. increased 7.3%, or $182.1 million, to nearly $2.7 billion, on higher average mutual fund assets. Average mutual fund assets in 2015 were $493.6 billion, an increase of 7.1% from the average for the comparable 2014 period.

Investment advisory revenues earned on the other investment portfolios in 2015 were $1.0 billion, an increase of $40.7 million, or 4.2%, from the $978.7 million earned in the comparable 2014 period. Average assets in these portfolios were $274.3 billion in 2015, up 4.0% from the comparable 2014 period.

Administrative fee revenues decreased $12.2 million to $361.8 million in 2015. The decrease includes the reduction in certain administrative service fee rates paid by certain fund shareholders at the beginning of 2015. Additionally, fees earned from the mutual funds for fund accounting has declined in 2015 compared to 2014, as such services began to be performed by BNY Mellon in August 2015. The mutual funds have contracted directly with BNY Mellon to provide such services. Changes in administrative fee revenues are generally offset by similar changes in related operating expenses that are incurred to provide services to the funds and their investors.

Distribution and servicing fee revenues earned from 12b-1 plans of the Advisor Class, R Class, and Variable Annuity II Class shares of our sponsored portfolios were $151.5 million in 2015, an increase of $7.9 million from 2014 on greater average assets under management in these share classes. The 12b-1 fees earned are offset entirely by the costs paid to third-party intermediaries who source these assets. These costs are reported as distribution and servicing costs in the consolidated income statements.

Operating expenses

Compensation and related costs were $1.4 billion in 2015, an increase of $114.0 million, or 8.6%, compared to 2014. The largest part of the increase is attributable to a $52.6 million increase in salaries and related benefits and a $43.0 million increase in our annual variable compensation program. Our average staff size in 2015 has increased 3.7% over 2014 and we employed 5,999 associates at December 31, 2015. Higher noncash stock-based compensation expense and temporary staff expense account for the remainder of the increase in compensation and related costs in the 2015 period. The increase in compensation and related costs and our average staff size were muted by the lower compensation costs resulting from shifting 210 associates and providing ongoing transition support to BNY Mellon, with whom we contracted to provide fund accounting and recordkeeping operations. However, these lower compensation costs are offset by increases in costs paid to BNY Mellon to provide these administrative services, which are reflected in other operating expenses.

Advertising and promotion costs were $79.7 million in 2015, an increase of $3.7 million from 2014. The higher cost is primarily attributable to the creation and launch of a new advertising campaign and increased participation in promotional activities as we broaden our distribution reach. We currently expect advertising and promotion costs for 2016 to be comparable to 2015 levels.

Occupancy and facility costs, together with depreciation expense, increased $29.9 million, or 11.7%, compared to 2014. The increase is primarily attributable to the added costs to update and enhance technology capabilities, including related maintenance programs.

Other operating expenses were $341.4 million in 2015, an increase of $55.0 million from 2014. About a third of the increase is attributable to costs being paid to BNY Mellon since August 2015 for the performance of certain administrative services. The balance of the change is due to increased business demands and our continued investment in capabilities. These costs include information and third-party service costs, costs related to our defined contribution recordkeeping business, travel-related costs, and other general and administrative costs.

Non-operating investment income

Net non-operating investment activity during 2015 resulted in income of $103.5 million, a decrease of $8.7 million from 2014. Net losses recognized on our sponsored fund investments of $12.3 million were offset in part by other investment income of $3.6 million. The following table details the components of non-operating investment income (in millions) during 2014 and 2015.

	Year ended December 31,
	2014	2015	Dollar Change

Net gains realized on sponsored fund dispositions	$49.3	$56.5	$7.2
Ordinary and capital gain dividends	50.2	43.0	(7.2)
Other-than-temporary impairment	—	(4.8)	(4.8)
Earnings (losses) on equity method fund holdings	1.1	(2.4)	(3.5)
Net losses recognized on trading securities	(3.8)	(2.0)	1.8
Net loss recognized on deconsolidation of a sponsored fund	—	(5.8)	(5.8)
Net investment gains recognized on sponsored funds	96.8	84.5	(12.3)
Other investment income	15.4	19.0	3.6
Non-operating investment income	$112.2	$103.5	$(8.7)

The net loss recognized on deconsolidation represents the reclassification of a foreign currency loss that was accumulated in other comprehensive income from the date we made our initial seed capital investment in an Australian dollar-denominated fund. Since the deconsolidation, we are accounting for the investment under the equity method of accounting.

Provision for income taxes

Our effective tax rate was 38.9% in 2015 compared to 38.6% in 2014. We currently estimate our effective tax rate for 2016 to be about 38.7%. Our effective income tax rate reflects the relative contribution of pretax income generated by our foreign subsidiaries that are subject to tax rates lower than our U.S. rates. Changes in the relative contribution of pretax income from U.S. and foreign sources or changes in tax rates in relevant foreign jurisdictions may affect our effective income tax rate and overall net income in the future.

	Year ended December 31,
	2013	2014	Dollar Change	Percent Change
(in millions, except per-share data)
Investment advisory fees	$3,022.6	$3,464.5	$441.9	14.6%
Net revenues	$3,484.2	$3,982.1	$497.9	14.3%
Operating expenses	$1,846.8	$2,091.2	$244.4	13.2%
Net operating income	$1,637.4	$1,890.9	$253.5	15.5%
Non-operating investment income	$63.0	$112.2	$49.2	78.1%
Net income	$1,047.7	$1,229.6	$181.9	17.4%

Diluted earnings per share	$3.90	$4.55	$.65	16.7%

Investment advisory fees earned in 2014 were up 14.6% over 2013 as average assets under our management increased $90.9 billion, or 14.3%, to $724.7 billion. The average annualized fee rate earned on our assets under management was 47.8 basis points during 2014, virtually unchanged from the 47.7 basis points earned in 2013. In 2014, we voluntarily waived $58.4 million in money market-related fees, including advisory fees and fund expenses, in order to maintain a positive yield for fund investors. The fee waivers in 2014 were up $7.2 million from the $51.2 million waived in 2013 and represent about 2% of total investment advisory revenues earned in 2014. Fees were waived from each of our money market funds and trusts, which have combined net assets at December 31, 2014, of $16.0 billion, or 2.1% of our total assets under management.

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

Distribution and servicing fee revenues earned from 12b-1 plans of the Advisor Class, R Class, and Variable Annuity II Class shares of our sponsored portfolios were $143.6 million in 2014, an increase of $26.4 million from the comparable 2013 period, on greater average assets under management in these share classes. The 12b-1 fees earned are offset entirely by the costs paid to third-party intermediaries who source these assets. These costs are reported as distribution and servicing costs on the face of our consolidated income statements.

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

CAPITAL RESOURCES AND LIQUIDITY.

During 2015, stockholders’ equity decreased from $5.4 billion to $4.8 billion, which results primarily from us expending $987.8 million to repurchase 13.1 million common shares in 2015. Additionally, we paid $2.08 per share in regular dividends and paid a $2.00 special dividend in 2015. Our repurchases and dividends were expended using existing cash balances and cash generated from operations. We generally repurchase shares of our common stock over time to offset the dilution created by our equity-based compensation plans.

As detailed below, we have returned $3.3 billion to stockholders over the last three years through stock repurchases, our regular quarterly dividends, and one special dividend.

(in millions)	Recurring Dividends	Special Dividend	Stock Repurchases	Total Cash Returned to Stockholders
2013	$396.6	$—	$14.1	$410.7
2014	462.1	—	415.5	877.6
2015	534.5	524.5	987.8	2,046.8
Total	$1,393.2	$524.5	$1,417.4	$3,335.1

Tangible book value is $4.1 billion at December 31, 2015, and our cash and fund investment holdings total $2.8 billion. The cash and fund investment holdings held by our foreign subsidiaries is $.4 billion at December 31, 2015. Given the availability of these financial resources, we do not maintain an available external source of liquidity.

At December 31, 2015, we had outstanding commitments to make additional contributions totaling $48.2 million to various investment partnerships in which we have an existing investment. These outstanding commitments, if called, will be funded from operating resources. We currently expect total capital expenditures for facilities, equipment, and technology development for 2016 to be up to $180 million, which will be funded from operating resources.

2015 versus 2014.

Operating activities during 2015 provided cash flows of $1.5 billion, up $215.1 million from the 2014 period. We used $75.0 million less cash in 2015 compared with the 2014 period as we seeded fewer new sponsored investment portfolios. Higher noncash depreciation and amortization and noncash stock-based compensation in 2015 increased cash flows by $30.2 million Timing differences on the cash settlement of our assets and liabilities increased our operating cash flows by $114.8 million compared to 2014. More than half of the timing difference on the cash settlement of our assets and liabilities is related to bonus compensation that was deferred by certain employees under the new Supplemental Savings Plan that went into effect in 2015. The Supplemental Savings Plan provides certain senior officers the opportunity to defer any portion of their cash incentive compensation earned for a respective calendar year during which services are provided for a period of two or more years.

Net cash provided by investing activities totaled $109.0 million in 2015, compared with net cash used of $443.4 million in the comparable 2014 period. In 2015, cash proceeds from the sale of certain sponsored fund holdings, net of new investments, resulted in investing cash flows of $269.7 million. This compares with net investments of $305.3 million that we made into our sponsored fund investments in 2014. We increased our property and equipment additions by $25.1 million during 2015 compared to the 2014 period.

Net cash used in financing activities was $1,949.2 million in 2015, up $1,209.4 million from the comparable 2014 period. The payment of a $2.00 special dividend on April 23, 2015, and an 18% increase in our regular quarterly per-share dividend accounted for $596.9 million of the increase from 2014. We also increased our common stock repurchases by $572.3 million during 2015 compared with 2014.

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

CONTRACTUAL OBLIGATIONS.

The following table presents a summary of our future obligations (in millions) under the terms of existing operating leases and other contractual cash purchase commitments at December 31, 2015. Other purchase commitments include contractual amounts that will be due for the purchase of goods or services to be used in our operations and may be cancelable at earlier times than those indicated, under certain conditions that may involve termination fees. Because these obligations are generally of a normal recurring nature, we expect that we will fund them from future cash flows from operations. The information presented does not include operating expenses or capital expenditures that will be committed in the normal course of operations in 2016 and future years. The information also excludes the $5.8 million of unrecognized tax benefits discussed in Note 7 to our consolidated financial statements because it is not possible to estimate the time period in which a payment might be made to the tax authorities.

	Total	2016	2017-18	2019-20	Later
Noncancelable operating leases	$250	$29	$53	$49	$119
Other purchase commitments	182	136	38	8	—
Total	$432	$165	$91	$57	$119

We also have outstanding commitments to fund additional contributions to investment partnerships totaling $48.2 million at December 31, 2015. The vast majority of these additional contributions will be made to investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be called under certain circumstances.

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

We present those significant accounting policies used in the preparation of our consolidated financial statements as an integral part of those statements within this 2015 Annual Report. In the following discussion, we highlight and explain further certain of those policies that are most critical to the preparation and understanding of our financial statements.

Other-than-temporary impairments of available-for-sale securities. We generally classify our investment holdings in sponsored funds as available-for-sale if we are not deemed to a have a controlling financial interest nor exercise significant influence over its operating and financial policies. At the end of each quarter, we mark the carrying amount of each investment holding to fair value and recognize an unrealized gain or loss as a component of comprehensive income within the consolidated statements of comprehensive income. We next review each individual security position that has an unrealized loss or impairment to determine if that impairment is other than temporary.

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

Stock options. We recognize stock option-based compensation expense in our consolidated statements of income using a fair value-based method. Fair value methods use a valuation model for shorter-term, market-traded financial instruments to theoretically value stock option grants even though they are not available for trading and are of longer duration. The Black-Scholes option-pricing model that we use includes the input of certain variables that are dependent on future expectations, including the expected lives of our options from grant date to exercise date, the volatility of our underlying common shares in the market over that time period, and the rate of dividends that we will pay during that time. Our estimates of these variables are made for the purpose of using the valuation model to determine an expense for each reporting period and are not subsequently adjusted. Unlike most of our expenses, the resulting charge to earnings using a fair value-based method is a noncash charge that is never measured by, or adjusted based on, a cash outflow.

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

NEWLY ISSUED BUT NOT YET ADOPTED ACCOUNTING GUIDANCE.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 — Revenue from Contracts with Customers. The objective of the new standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The revenue standard contains principles that will be applied to determine the measurement of revenue and timing of when it is recognized. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, which defers the effective date of the standard by one year and permits early adoption. We would be required to adopt the new standard on January 1, 2018. We are currently evaluating the impact this standard will have on our financial position and results of operations.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02 — Consolidation (Topic 810): Amendments to the Consolidation Analysis. This standard modifies existing consolidation guidance for reporting companies that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. We will adopt the ASU on January 1, 2016, using the modified retrospective transition method. The adoption of this new guidance will increase the number of sponsored fund investments that we consolidate either because we own the majority of the voting interest of those U.S. mutual funds or are considered the primary beneficiary of those investment vehicles outside the U.S. that will be required to be analyzed as variable interest entities. As a result, the underlying assets and liabilities of the consolidated funds will be included in our consolidated balance sheet and we will recognize redeemable non-controlling interest for the portion of the consolidated funds that are owned by a third-party investor. Additionally, the change in fair value of the consolidated funds, net of taxes, will begin to be recognized in net income instead of other comprehensive income as they will no longer be accounted for as available-for-sale investments. We are evaluating the effect ASU 2015-02 will have on our consolidated financial statements and related disclosures.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01 — Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017, and requires a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Early adoption is not permitted. The new guidance will require the change in fair value of equity investments with readily determinable fair values to be recognized through the income statements. We are currently evaluating the full impact of the standard, however, upon adoption the change in the fair value of our available-for-sale equity investments' will be recognized in our consolidated income statement instead of accumulated other comprehensive income on the balance sheet.

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

Our future revenues and results of operations will fluctuate primarily due to changes in the total value and composition of assets under our management. Such changes result from many factors, including, among other things: cash inflows and outflows in the T. Rowe Price mutual funds and other managed investment portfolios, fluctuations in global financial markets that result in appreciation or depreciation of the assets under our management, our introduction of new mutual funds and investment portfolios, and changes in retirement savings trends relative to participant-directed investments and defined contribution plans. The ability to attract and retain investors’ assets under our management is dependent on investor sentiment and confidence; the relative investment performance of the Price mutual funds and other managed investment portfolios as compared to competing offerings and market indexes; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; and our level of success in implementing our strategy to expand our business. Our revenues are substantially dependent on fees earned under contracts with the Price funds and could be adversely affected if the independent directors of one or more of the Price funds terminated or significantly altered the terms of the investment management or related administrative services agreements. Non-operating investment income will also fluctuate primarily due to the size of our investments, changes in their market valuations, and any other-than-temporary impairments that may arise or, in the case of our equity method investments, our proportionate share of the investee’s net income.

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

The following table (in millions) presents the equity price risk from investments in sponsored funds that are accounted for as available-for-sale securities or under the equity method by assuming a hypothetical decline in the fair values of fund shares. We have chosen to use a variant of each fund's net asset value to quantify the equity price risk, as we believe the volatility in each fund's net asset value best reflects the underlying risk potential as well as the market trends surrounding each fund's investment objective. The potential future loss of value, before any income tax benefits, of these fund investments at year-end was determined by using the lower of each fund’s lowest net asset value per share during 2015 or its net asset value per share at December 31, 2015, reduced by 10%. In considering this presentation, it is important to note that: not all funds experienced their lowest net asset value per share on the same day; it is likely that the composition of the fund investment portfolio would be changed if adverse market conditions persisted; and we could experience future losses in excess of those presented below.

	Fair Value 12/31/2015	Percentage of Portfolio	Potential Lower Value	Percentage of Portfolio	2015 Potential Loss		2014 Potential Loss
Stock and blended asset funds	$599.8	37%	$536.1	37%	$63.7	11%	$76.1	10%
Bond funds	1,012.5	63%	911.2	63%	101.3	10%	115.2	10%
	$1,612.3	100%	$1,447.3	100%	$165.0	10%	$191.3	10%

Equity method fund investments	$113.7	100%	$102.3	100%	$11.4	10%	$12.6	10%

For available-for-sale securities, we experienced actual net unrealized losses of $5.0 million in 2015 that are considered temporary in other comprehensive income. We review the carrying amount of each investment on a quarterly basis and recognize an impairment charge in non-operating investment income (loss) whenever an unrealized loss is considered other than temporary. During 2015, we recognized an other-than-temporary impairment of $4.8 million.

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

Our equity method investment in UTI of $132.8 million at December 31, 2015, exposes us to foreign currency risk related to translating our proportionate share of its financial statements, which are denominated in Indian rupees (INR), to U.S. dollars (USD) each reporting period. We do not use derivative financial instruments to manage this foreign currency risk, so both positive and negative fluctuations in the INR against the USD will affect accumulated other comprehensive income and the carrying amount of our investment. We had a cumulative translation loss, net of tax, of $31.4 million at December 31, 2015, related to our investment in UTI. Given the nature of UTI’s business, should conditions deteriorate in markets in which they operate, we are at risk for loss up to our carrying amount.

We operate in several foreign countries of which the United Kingdom is the most prominent. We incur operating expenses and have foreign currency-denominated assets and liabilities associated with these operations, though our revenues are predominately realized in USD. We do not believe that foreign currency fluctuations materially affect our results of operations.

Item 8.	Financial Statements and Supplementary Data.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2014	12/31/2015
ASSETS
Cash and cash equivalents	$1,506.1	$1,172.3
Accounts receivable and accrued revenue	442.8	446.0
Investments in sponsored funds	1,884.0	1,612.3
Other investments	408.3	406.6
Property and equipment, net	586.4	607.1
Goodwill	665.7	665.7
Other assets	151.1	196.9
Total assets	$5,644.4	$5,106.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$143.4	$170.6
Accrued compensation and related costs	82.2	153.1
Income taxes payable	23.6	21.2
Total liabilities	249.2	344.9

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, undesignated, $.20 par value - authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value - authorized 750,000,000; issued 261,110,000 shares at December 31, 2014 and 250,469,000 at December 31, 2015	52.2	50.1
Additional capital in excess of par value	756.5	654.6
Retained earnings	4,450.1	3,970.7
Accumulated other comprehensive income	136.4	86.6
Total stockholders' equity	5,395.2	4,762.0
Total liabilities and stockholders' equity	$5,644.4	$5,106.9

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except earnings per share)

	Year ended December 31,
	2013	2014	2015
Revenues
Investment advisory fees	$3,022.6	$3,464.5	$3,687.3
Administrative fees	343.7	374.0	361.8
Distribution and servicing fees	117.2	143.6	151.5
Net revenue of savings bank subsidiary	.7	—	—
Net revenues	3,484.2	3,982.1	4,200.6

Operating expenses
Compensation and related costs	1,156.9	1,329.6	1,443.6
Advertising and promotion	87.0	76.0	79.7
Distribution and servicing costs	117.2	143.6	151.5
Depreciation and amortization of property and equipment	90.6	111.7	126.3
Occupancy and facility costs	135.8	143.9	159.2
Other operating expenses	259.3	286.4	341.4
Total operating expenses	1,846.8	2,091.2	2,301.7

Net operating income	1,637.4	1,890.9	1,898.9

Non-operating investment income	63.0	112.2	103.5

Income before income taxes	1,700.4	2,003.1	2,002.4
Provision for income taxes	652.7	773.5	779.4
Net income	$1,047.7	$1,229.6	$1,223.0

Earnings per share on common stock
Basic	$4.02	$4.68	$4.74
Diluted	$3.90	$4.55	$4.63

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year ended December 31,
	2013	2014	2015
Net income	$1,047.7	$1,229.6	$1,223.0
Other comprehensive income (loss)
Net unrealized holding gains (losses) on available-for-sale investments	148.1	(1.9)	(4.5)
Reclassification adjustments recognized in non-operating investment income:
Capital gain distributions	(15.3)	(31.1)	(20.8)
Net gains realized on dispositions determined using average cost	(13.5)	(49.3)	(56.5)
Other-than-temporary impairments	—	—	4.8
Net unrealized holding gains derecognized upon the sale of savings bank subsidiary	(1.6)	—	—
Total reclassification adjustments	(30.4)	(80.4)	(72.5)
Total net unrealized holding gains (losses) recognized in other comprehensive income	117.7	(82.3)	(77.0)
Currency translation adjustments	(23.7)	(1.8)	(13.0)
Reclassification loss recognized in non-operating investment income upon deconsolidation of sponsored fund subsidiary	—	—	5.8
Total currency translation adjustments	(23.7)	(1.8)	(7.2)
Other comprehensive income (loss) before income taxes	94.0	(84.1)	(84.2)
Deferred tax benefits (income taxes)	(37.6)	32.2	34.4
Total other comprehensive income (loss)	56.4	(51.9)	(49.8)
Total comprehensive income	$1,104.1	$1,177.7	$1,173.2

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2013	2014	2015
Cash flows from operating activities
Net income	$1,047.7	$1,229.6	$1,223.0
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	90.6	111.7	126.3
Stock-based compensation expense	114.6	133.4	149.0
Realized gains on the dispositions of sponsored funds	(13.5)	(49.3)	(56.5)
Net losses (gains) recognized on other investments	(13.0)	(7.2)	1.7
Net change in trading securities held by consolidated sponsored investment portfolios	(25.6)	(90.1)	(15.1)
Changes in accounts receivable and accrued revenue	(44.7)	(31.5)	(3.2)
Changes in payables and accrued liabilities	(5.1)	36.5	98.2
Other changes in assets and liabilities	82.2	(41.8)	(17.0)
Net cash provided by operating activities	1,233.2	1,291.3	1,506.4

Cash flows from investing activities
Investments in sponsored funds	(377.7)	(471.9)	(164.8)
Dispositions of sponsored funds	37.2	166.6	434.5
Investments in debt securities held by savings bank subsidiary	(28.2)	—	—
Proceeds from debt securities held by savings bank subsidiary	48.5	—	—
Additions to property and equipment	(105.8)	(126.2)	(151.3)
Other investing activity	(11.5)	(11.9)	(9.4)
Net cash provided by (used in) investing activities	(437.5)	(443.4)	109.0

Cash flows from financing activities
Repurchases of common stock	(14.1)	(415.5)	(987.8)
Common share issuances under stock-based compensation plans	118.2	85.2	73.5
Excess tax benefits from stock-based compensation plans	45.5	52.6	24.1
Dividends	(396.7)	(462.1)	(1,059.0)
Change in savings bank subsidiary deposits	(29.7)	—	—
Net cash used in financing activities	(276.8)	(739.8)	(1,949.2)

Cash and cash equivalents
Net change during year	518.9	108.1	(333.8)
At beginning of year	879.1	1,398.0	1,506.1
At end of year	$1,398.0	$1,506.1	$1,172.3

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balances at December 31, 2012	257,018	$51.4	$631.0	$3,031.8	$131.9	$3,846.1
Net income	—	—	—	1,047.7	—	1,047.7
Other comprehensive income, net of tax	—	—	—	—	56.4	56.4
Dividends	—	—	—	(396.6)	—	(396.6)
Common stock-based compensation plans activity
Shares issued upon option exercises	4,147.8		127.3	—	—	128.1
Restricted shares issued, net of shares withheld for taxes	1,041.2		(6.9)	—	—	(6.7)
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	149	—	(3.3)	—	—	(3.3)
Forfeiture of restricted awards	(82)	—	—	—	—	—
Net tax benefits	—	—	45.9	—	—	45.9
Stock-based compensation expense	—	—	114.6	—	—	114.6
Restricted stock units issued as dividend equivalents	—	—	.1	(.1)	—	—
Common shares repurchased	(200)	—	(14.1)	—	—	(14.1)
Balances at December 31, 2013	262,073	52.4	894.6	3,682.8	188.3	4,818.1
Net income	—	—	—	1,229.6	—	1,229.6
Other comprehensive loss, net of tax	—	—	—	—	(51.9)	(51.9)
Dividends	—	—	—	(462.1)	—	(462.1)
Common stock-based compensation plans activity
Shares issued upon option exercises	3,679.8		106.3	—	—	107.1
Restricted shares issued, net of shares withheld for taxes	625.1		(12.3)	—	—	(12.2)
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	163	—	(4.7)	—	—	(4.7)
Forfeiture of restricted awards	(117)	—	—	—	—	—
Net tax benefits	—	—	53.4	—	—	53.4
Stock-based compensation expense	—	—	133.4	—	—	133.4
Restricted stock units issued as dividend equivalents	—	—	.2	(.2)	—	—
Common shares repurchased	(5,313)	(1.1)	(414.4)	—	—	(415.5)
Balances at December 31, 2014	261,110	52.2	756.5	4,450.1	136.4	5,395.2
Net income	—	—	—	1,223.0	—	1,223.0
Other comprehensive loss, net of tax	—	—	—	—	(49.8)	(49.8)
Dividends	—	—	—	(1,059.0)	—	(1,059.0)
Common stock-based compensation plans activity
Shares issued upon option exercises	2,471.5		84.0	—	—	84.5
Restricted shares withheld for taxes, net of shares issued	(180)	—	(14.3)	—	—	(14.3)
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	236	—	(2.0)	—	—	(2.0)
Forfeiture of restricted awards	(59)	—	—	—	—	—
Net tax benefits	—	—	23.2	—	—	23.2
Stock-based compensation expense	—	—	149.0	—	—	149.0
Restricted stock units issued as dividend equivalents	—	—	.2	(.2)	—	—
Common shares repurchased	(13,109)	(2.6)	(342.0)	(643.2)	—	(987.8)
Balances at December 31, 2015	250,469	$50.1	$654.6	$3,970.7	$86.6	$4,762.0

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

T. Rowe Price Group derives its consolidated revenues and net income primarily from investment advisory services that its subsidiaries provide to individual and institutional investors in the sponsored T. Rowe Price U.S. mutual funds and other investment portfolios. We also provide our investment advisory clients with related administrative services, including distribution, mutual fund transfer agent, accounting and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; brokerage, and trust services.

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

CONSOLIDATION.

Our financial statements include the accounts of all subsidiaries and sponsored portfolios in which we have a controlling financial interest. We are generally deemed to have a controlling financial interest when we own the majority of the voting interest of an entity or are considered to be the primary beneficiary of a variable interest entity. All material intercompany accounts and transactions are eliminated in consolidation. We have determined that the sponsored portfolios in which we have investments at December 31, 2014 and 2015, are voting interest entities and, as a result, have consolidated those sponsored portfolios in which we own a majority of the voting interest.

If we determine that we no longer have a controlling financial interest in a subsidiary or a sponsored portfolio, we deconsolidate the carrying value of their assets and liabilities and record our remaining equity interest, if any, at its fair value. Any gain or loss realized upon deconsolidation is included in non-operating investment income in our consolidated statements of income.

We will implement Accounting Standards Update No. 2015-02 - Consolidation (Topic 810): Amendments to the Consolidation Analysis on January 1, 2016, using the modified retrospective transition method. The adoption of this new guidance will increase the number of sponsored fund investments that we consolidate, either because we own the majority of the voting interest of those U.S. mutual funds or because we are considered the primary beneficiary of those investment vehicles outside the U.S. that will be required to be analyzed as variable interest entities. As a result, the underlying assets and liabilities of the consolidated funds will be included in our consolidated balance sheet, and we will recognize redeemable non-controlling interest for the portion of the consolidated funds that are owned by a third-party investor. Additionally, the change in fair value of the consolidated funds, net of taxes, will begin to be recognized in net income instead of other comprehensive income as they will no longer be accounted for as available-for-sale investments. We are evaluating the effect ASU 2015-02 will have on our consolidated financial statements and related disclosures.

CASH EQUIVALENTS.

Cash equivalents consist primarily of short-term, highly liquid investments in our sponsored money market mutual funds. The cost of these funds is equivalent to fair value.

INVESTMENTS IN SPONSORED FUNDS - AVAILABLE FOR SALE.

These are investments we have made for both general corporate investment purposes and to provide seed capital for newly formed funds. These sponsored funds were determined to be voting interest entities and are classified as available-for-sale. These investments are carried at fair value using the quoted closing net asset value, or NAV, per share of each fund as of the balance sheet date. Changes in net unrealized holding gains or losses on these investments are recognized in other comprehensive income.

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

PROPERTY AND EQUIPMENT.

Property and equipment is stated at cost net of accumulated depreciation and amortization computed using the straight-line method. Provisions for depreciation and amortization are based on the following weighted-average estimated useful lives: computer and communications software and equipment, 4 years; buildings and improvements, 33 years; leasehold improvements, 8 years; furniture and other equipment, 7 years; and leased land, 99 years.

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

Distribution and servicing fees earned from 12b-1 plans of the Advisor Class, R Class, and Variable Annuity II Class shares of our sponsored U.S. mutual funds are recognized in the period that they are earned, which is the same period that the related mutual funds recognize their expense. These fees are offset entirely by the distribution and servicing costs paid to third-party financial intermediaries that source the assets of these share classes.

We provide all services to the sponsored U.S. mutual funds under contracts that are subject to periodic review and approval by the funds’ Boards. Regulations require that the funds’ shareholders also approve material changes to investment advisory contracts.

Taxes billed to our clients based on our fees for services rendered are not included in revenues.

ADVERTISING.

Costs of advertising are expensed the first time that the advertising takes place.

STOCK-BASED COMPENSATION.

We maintain three stockholder-approved employee long-term incentive plans (2012 Long-Term Incentive Plan, 2004 Stock Incentive Plan, and 2001 Stock Incentive Plan, collectively the LTI Plans) and two stockholder-approved non-employee director plans (2007 Non-Employee Director Equity Plan and 1998 Director Stock Option Plan). We believe that our stock-based compensation programs align the interests of our employees and directors with those of our common stockholders. As of December 31, 2015, a total of 12,907,212 shares were available for future grant under the 2012 Long-Term Incentive Plan and the 2007 Non-Employee Director Equity Plan.

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

We grant options, with a maximum term of 10 years, restricted shares and restricted stock units to non-employee directors under the stockholder approved 2007 Non-Employee Director Plan. These grants vest over six months to one year and, in the case of restricted stock units, are settled upon the non-employee directors’ departure from the Board. Non-employee directors holding restricted shares receive non-forfeitable dividends while restricted stock unit holders are issued non-forfeitable dividend equivalents in the form of vested stock units on our dividend payable date.

We recognize the grant-date fair value of these awards as compensation expense ratably over the awards' requisite service period. The expense recognized includes an estimate of awards that will be forfeited and considers, in the case of our performance-based restricted shares and units, the probability of the performance thresholds being met. Both time-based and performance-based restricted shares and units are valued on the grant-date using the closing market price of our common stock. We use the Black-Scholes option-pricing model to estimate the fair value of each option grant as follows:

	Weighted-average
	2013	2014	2015
Grant-date fair value per option awarded	$19.56	$21.12	$17.35
Assumptions used:
Expected life in years	7.0	7.0	7.0
Expected volatility	31%	30%	27%
Dividend yield	2.1%	2.2%	2.4%
Risk-free interest rate	1.9%	2.2%	1.9%

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

EARNINGS PER SHARE.

We compute our basic and diluted earnings per share under the two-class method, which considers our outstanding restricted shares and stock units, on which we pay non-forfeitable dividends as if they were a separate class of stock.

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

The change in net unrealized security holding gains (losses) included those related to the debt securities held by our savings bank subsidiary up until December 2013 when we completed the sale of the bank. The investments held by the savings bank were in marketable debt securities, including mortgage-backed and other asset-backed securities and were classified as available-for-sale and reported at fair value.

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

Cash equivalent investments in our sponsored money market mutual funds aggregate $1,345.8 million at December 31, 2014, and $997.5 million at December 31, 2015. Dividends earned on these investments in each of the last three years were immaterial.

NOTE 2	– INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Accounts receivable from our sponsored mutual funds for advisory fees and advisory-related administrative services aggregate $245.8 million at December 31, 2014, and $252.8 million at December 31, 2015.

Revenues (in millions) from advisory services provided under agreements with our sponsored mutual funds and other investment clients include:

	2013	2014	2015
Sponsored U.S. mutual funds
Stock and blended asset	$1,759.7	$2,086.0	$2,241.9
Bond and money market	366.4	399.8	426.0
	2,126.1	2,485.8	2,667.9
Other investment portfolios
Stock and blended asset	735.6	824.5	862.2
Bond, money market, and stable value	160.9	154.2	157.2
	896.5	978.7	1,019.4
Total	$3,022.6	$3,464.5	$3,687.3

The following table summarizes the investment portfolios and assets under management (in billions) on which we earn advisory fees.

	Average during			As of December 31,
	2013	2014	2015	2014	2015
Sponsored U.S. mutual funds
Stock and blended asset	$299.1	$359.3	$387.8	$373.0	$383.0
Bond and money market	92.1	101.6	105.8	104.6	104.1
	391.2	460.9	493.6	477.6	487.1
Other investment portfolios
Stock and blended asset	179.3	201.6	210.3	206.9	209.8
Bond, money market, and stable value	63.3	62.2	64.0	62.3	66.2
	242.6	263.8	274.3	269.2	276.0
Total	$633.8	$724.7	$767.9	$746.8	$763.1

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for 5.6% and 4.9% of our assets under management at December 31, 2014, and December 31, 2015, respectively.

The following table summarizes the other fees (in millions) earned from our sponsored U.S. mutual funds.

	2013	2014	2015
Administrative fees	$264.8	$296.1	$292.8
Distribution and servicing fees	$117.2	$143.6	$151.5

NOTE 3	– INVESTMENTS IN SPONSORED FUNDS - AVAILABLE-FOR-SALE.

Our investments (in millions) in sponsored funds accounted for as available-for-sale at December 31 include:

	Aggregate cost	Unrealized holding		Aggregate fair value
		Gains	Losses
2014
Stock and blended asset funds	$505.4	$231.4	$(4.2)	$732.6
Bond funds	1,107.9	52.0	(8.5)	1,151.4
Total	$1,613.3	$283.4	$(12.7)	$1,884.0

2015
Stock and blended asset funds	$428.6	$180.3	$(9.1)	$599.8
Bond funds	990.5	39.1	(17.1)	1,012.5
Total	$1,419.1	$219.4	$(26.2)	$1,612.3

The unrealized holding losses are attributable to 12 fund holdings with an aggregate fair value of $788.5 million at December 31, 2014, and 22 fund holdings with an aggregate fair value of $718.2 million at December 31, 2015. Of the 22 fund holdings at December 31, 2015, four fund holdings with an aggregate fair value of $298.6 million and unrealized holding losses of $10.4 million, were in a continuous unrealized loss position for 12 months or more. In addition to the duration of the impairments, we also reviewed their severity as well as our intent and ability to hold the funds for a period of time sufficient for an anticipated recovery in fair value. Accordingly, impairment of these fund holdings is considered temporary.

Dividends, excluding capital gain distributions, earned on these sponsored mutual fund investments totaled $10.6 million in 2013, $14.7 million in 2014, and $18.1 million in 2015.

NOTE 4	– OTHER INVESTMENTS.

These investments (in millions) at December 31 include:

	2014	2015
Cost method investments	$63.7	$69.4
Equity method investments
26% interest in UTI Asset Management Company Limited (India)	132.4	132.8
Sponsored fund investments	125.6	113.7
Other investments	5.7	6.2
Investments held as trading
Sponsored fund investments	10.3	25.8
Securities held by consolidated sponsored investment portfolios	69.6	57.7
U.S. Treasury note	1.0	1.0
Total	$408.3	$406.6

The securities held by consolidated sponsored investment portfolios, sponsored fund investments held as trading, and the sponsored fund investments treated as equity method investments relate to investment portfolios in which we provided initial seed capital at the time of its formation. We have determined at December 31, 2014, and December 31, 2015, that these investment portfolios are voting interest entities and, as a result, have consolidated those sponsored portfolios in which we own a majority of the voting interest.

During 2014 and 2015, we deconsolidated certain sponsored investment portfolios, in which we provided initial seed capital at the time of its formation, as we no longer had a controlling financial interest. Accordingly, we deconsolidated the carrying value of these investments, which at the deconsolidation dates, was $25.5 million in 2014 and $20.3 million in 2015.

In 2014, our consolidated investment portfolio was carried at fair value, and the investment portfolio's functional currency was U.S. dollars, therefore, we did not recognize any gain or loss in our consolidated statement of income upon deconsolidation. In 2015, the deconsolidation of a sponsored investment portfolio resulted in the reclassification of the accumulated currency translation loss of $5.8 million recognized in accumulated other comprehensive income to non-operating investment income. The currency translation loss had been accumulated as the investment portfolio's functional currency was the Australian dollar. The impact of the deconsolidation on our consolidated balance sheet was immaterial. We are reporting our residual interests in these sponsored investment portfolios as equity method investments.

At December 31, 2015, we had outstanding commitments to make additional contributions totaling $48.2 million to various investment partnerships. The vast majority of these additional contributions will be made to investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be called under certain circumstances.

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

These levels are not necessarily an indication of the risk or liquidity associated with our investments. There have been no material transfers between the levels in 2014 or 2015. The following table summarizes our investments (in millions) that are recognized in our consolidated balance sheets at year-end using fair value measurements determined based on the differing levels of inputs.

	Level 1	Level 2
2014
Cash equivalents	$1,345.8	$—
Investments in sponsored funds - available-for-sale	1,884.0	—
Investments held as trading	27.7	52.2
Total	$3,257.5	$52.2

2015
Cash equivalents	$997.5	$—
Investments in sponsored funds - available-for-sale	1,612.3	—
Investments held as trading	38.8	44.7
Total	$2,648.6	$44.7

NOTE 6 – PROPERTY AND EQUIPMENT.

Property and equipment (in millions) at December 31 consists of:

	2014	2015
Computer and communications software and equipment	$512.0	$610.8
Buildings and improvements	397.1	415.1
Leasehold improvements	93.7	98.7
Furniture and other equipment	131.6	145.9
Land	40.3	40.3
Leased land	2.7	2.7
	1,177.4	1,313.5
Less accumulated depreciation and amortization	591.0	706.4
Total	$586.4	$607.1

Compensation and related costs attributable to the development of computer software for internal use totaling $15.5 million in 2013, $19.6 million in 2014, and $22.3 million in 2015 have been capitalized.

We occupy certain office facilities and lease computer and other equipment under noncancelable operating leases. Related rental expense was $31.5 million in 2013, $29.3 million in 2014, and $31.1 million in 2015. Future minimum payments under these leases aggregate $28.5 million in 2016, $26.5 million in 2017, $27.1 million in 2018, $26.8 million in 2019, $21.9 million in 2020, and $118.8 million in later years.

NOTE 7	– INCOME TAXES.

The provision for income taxes (in millions) consists of:

	2013	2014	2015
Current income taxes
U.S. federal	$523.3	$635.8	$669.5
State and local	92.9	126.8	134.3
Foreign	20.7	16.3	18.9
Deferred income taxes (tax benefits)	15.8	(5.4)	(43.3)
Total	$652.7	$773.5	$779.4

Deferred income taxes and benefits arise from temporary differences between taxable income for financial statement and income tax return purposes. The deferred income taxes (tax benefits) recognized as part of our provision for income taxes is related to:

	2013	2014	2015
Property and equipment	$5.3	$2.0	$(2.3)
Stock-based compensation	(2.2)	(11.2)	(14.6)
Accrued and deferred compensation	5.2	(.1)	(28.3)
Other-than-temporary impairments of sponsored fund investments	4.3	4.7	(.4)
Other	3.2	(.8)	2.3
Total deferred income taxes (tax benefits)	$15.8	$(5.4)	$(43.3)
In 2015, the income tax benefits recognized for accrued and deferred compensation are primarily related to the deferral of year-end bonuses by certain employees under our supplemental savings plan. Effective January 1, 2015, the supplemental savings plan provides certain senior officers the opportunity to defer any portion of their cash incentive compensation earned for a respective calendar year during which services are provided for a period of two years or more.

The following table reconciles the statutory federal income tax rate to our effective income tax rate.

	2013	2014	2015
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes for current year, net of federal income tax benefits	3.7	4.0	4.3
Other items	(.3)	(.4)	(.4)
Effective income tax rate	38.4%	38.6%	38.9%

The net deferred tax assets (in millions) recognized in our consolidated balance sheets in other assets include the following:

	December 31,
	2014	2015
Deferred tax liabilities
Related to property and equipment	$(38.3)	$(36.0)
Recognized in other comprehensive income on net unrealized holding gains	(106.0)	(74.2)
Other	(21.9)	(26.3)
	(166.2)	(136.5)
Deferred tax assets
Related to stock-based compensation	147.9	162.5
Related to other-than-temporary impairments of investments in sponsored funds	25.7	26.1
Related to accrued compensation	3.0	31.3
Recognized in other comprehensive income on currency translation adjustment	15.7	18.3
Other	9.9	12.1
	202.2	250.3
Net deferred tax asset	$36.0	$113.8

A deferred tax liability for unremitted earnings of our foreign subsidiaries has not been recognized, as it is our intention to indefinitely reinvest these earnings outside the U.S. The unremitted earnings of these subsidiaries are estimated to be $345 million at December 31, 2015. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if any of the entities were sold or otherwise transferred, we would be subject to U.S. income taxes, less any foreign tax credits. Determination of the amount of the unrecognized deferred tax liability related to these earnings is not practicable.

Other assets includes tax refund receivables of $61.7 million at December 31, 2014, and $2.4 million at December 31, 2015.

Cash outflows from operating activities include net income taxes paid of $532.9 million in 2013, $763.7 million in 2014, and $778.6 million in 2015.

Additional income tax benefits of $45.9 million in 2013, $53.4 million in 2014, and $23.2 million in 2015 arising from stock-based compensation plans activity reduced the amount of income taxes that would have otherwise been payable.

The following table summarizes the changes in our unrecognized tax benefits (in millions).

	2013	2014	2015
Balance at beginning of year	$4.9	$4.8	$5.6
Changes in tax positions related to
Current year	.7	1.0	.7
Prior years	—	(.2)	1.8
Expired statute of limitations	(.8)	—	(2.3)
Balance at end of year	$4.8	$5.6	$5.8

If recognized, these tax benefits would affect our effective tax rate; however, we do not expect that unrecognized tax benefits for tax positions taken with respect to 2015 and prior years will significantly change in 2016. The U.S. has concluded examinations related to federal tax obligations through the year 2014. A net interest payable related to our unrecognized tax benefits of $1.3 million at December 31, 2014, and $.9 million at December 31, 2015, are recognized in our consolidated balance sheets. Our accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as part of our provision for income taxes. Interest recognized as part of our provision for income taxes was not material.

NOTE 8	– STOCKHOLDERS' EQUITY.

SHARE REPURCHASES.

The Board of Directors has authorized the future repurchase of up to 19,791,431 common shares as of December 31, 2015.

DIVIDENDS.

Regular cash dividends declared per share were $1.52 in 2013, $1.76 in 2014, and $2.08 in 2015. A $2.00 per share special dividend was also declared and paid during 2015.

RESTRICTED CAPITAL.

Our consolidated stockholders' equity at December 31, 2015, includes about $108 million that is restricted as to use by various regulations and agreements arising in the ordinary course of our business.

NOTE 9	– STOCK-BASED COMPENSATION.

EFFECT OF SPECIAL CASH DIVIDEND.
As a result of the special cash dividend declared by the Board of Directors in February 2015, the anti-dilution provisions of our employee long-term incentive plans and non-employee director plans (collectively, the LTI Plans) require an automatic adjustment to neutralize the effect of the special dividend. On the special dividend's ex-dividend date (April 7, 2015), the number of shares authorized and the number of stock options outstanding and their exercise price were adjusted resulting in an increase of 749,578 stock options outstanding on the ex-dividend date and no incremental compensation expense.

SHARES AUTHORIZED FOR STOCK-BASED COMPENSATION PROGRAMS.

At December 31, 2015, a total of 46,000,781 shares of unissued common stock were authorized for issuance under our stock-based compensation plans. Additionally, a total of 3,497,692 shares are authorized for issuance under a plan whereby substantially all employees may acquire common stock through payroll deductions at prevailing market prices.

STOCK OPTIONS.

The following table summarizes the status of and changes in our stock option grants during 2015. All numbers have been adjusted to reflect the effect of the special dividend as noted above.

	Options	Weighted- average exercise price	Weighted-average remaining contractual term in years
Outstanding at December 31, 2014	30,463,211	$55.63
Semiannual grants	3,948,307	$75.95
New hire grants	45,397	$71.88
Non-employee director grants	17,400	$78.18
Exercised	(3,173,793)	$44.15
Forfeited	(479,153)	$68.77
Expired	(3,140)	$63.33
Outstanding at December 31, 2015	30,818,229	$59.24	5.6
Exercisable at December 31, 2015	19,852,243	$52.23	4.3

Compensation and related costs includes a charge for stock option-based compensation expense of $64.2 million in 2013, $63.4 million in 2014, and $63.7 million in 2015.

The total intrinsic value of options exercised was $182.6 million in 2013, $196.5 million in 2014, and $108.1 million in 2015. At December 31, 2015, the aggregate intrinsic value of in-the-money options outstanding was $419.4 million, including $387.2 million related to options exercisable.

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of and changes in our nonvested restricted shares and restricted stock units during 2015.

	Restricted shares	Restricted stock units	Weighted- average fair value
Nonvested at December 31, 2014	2,061,559	1,006,753	$72.79
Granted - time-based vesting	14,750	1,447,307	$76.24
Granted - performance-based vesting	—	91,321	$75.33
Vested (value at vest date was $60.1 million)	(546,179)	(270,802)	$70.71
Forfeited	(59,303)	(58,148)	$73.46
Nonvested at December 31, 2015	1,470,827	2,216,431	$74.66

The nonvested at December 31, 2015, includes 21,600 performance-based restricted shares and 201,181 performance-based restricted stock units. These nonvested performance-based restricted shares and units include 21,600 shares and 109,860 units for which the performance period has lapsed and the performance threshold has been met.

Compensation and related costs includes expenses for restricted shares and restricted stock units of $50.4 million in 2013, $70.0 million in 2014, and $85.3 million in 2015.

At December 31, 2015, non-employee directors held 58,909 vested stock units that will convert to common shares upon their separation from the Board.

FUTURE STOCK–BASED COMPENSATION EXPENSE.

The following table presents the compensation expense (in millions) to be recognized over the remaining vesting periods of the stock-based compensation awards outstanding at December 31, 2015. Estimated future compensation expense will change to reflect future awards, including options, unrestricted shares, restricted shares, and restricted stock units; changes in estimated forfeitures; changes in the probability of performance thresholds being met; and adjustments for actual forfeitures.

First quarter 2016	$31.6
Second quarter 2016	30.5
Third quarter 2016	30.5
Fourth quarter 2016	26.8
Total 2016	119.4
2017 through 2021	128.1
Total	$247.5

NOTE 10	– EARNINGS PER SHARE CALCULATIONS.

The following table presents the reconciliation (in millions) of our net income to net income allocated to our common stockholders and the weighted-average shares (in millions) that are used in calculating the basic and diluted earnings per share on our common stock. Weighted-average common shares outstanding assuming dilution reflects the potential dilution, determined using the treasury stock method that could occur if outstanding stock options were exercised and nonparticipating stock awards vested.

	2013	2014	2015
Net income	$1,047.7	$1,229.6	$1,223.0
Less net income allocated to outstanding restricted stock and stock unit holders	(9.3)	(14.2)	(16.1)
Net income allocated to common stockholders	$1,038.4	$1,215.4	$1,206.9

Weighted-average common shares
Outstanding	258.3	259.6	254.6
Outstanding assuming dilution	266.3	267.4	260.9

The following table shows the weighted-average outstanding stock options (in millions) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive.

	2013	2014	2015
Weighted-average outstanding stock options excluded	3.1	3.8	6.4

NOTE 11	– OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME.

The following table presents the deferred tax benefits (income taxes) impact of the components (in millions) of other comprehensive income.

	2013	2014	2015
Deferred tax benefits (income taxes) on:
Net unrealized holding gains or losses	$(57.8)	$.8	$5.1
Reclassification adjustments:
Recognized in the provision for income taxes related to capital gain distributions	6.0	11.9	7.9
Recognized in the provision for income taxes related to net gains realized on dispositions	5.3	18.8	20.7
Recognized in the provision for income taxes relating to other-than-temporary impairments	—	—	(1.9)
Recognized in non-operating investment income for net unrealized holding gains derecognized upon the sale of savings bank subsidiary	.6	—	—
Net deferred tax benefits (income taxes) on net unrealized holding gains or losses recognized in other comprehensive income	(45.9)	31.5	31.8
Currency translation adjustments	8.3	.7	3.8
Reclassification adjustment recognized in the provision for income taxes upon deconsolidation of sponsored fund subsidiary	$—	$—	$(1.2)
Total deferred tax benefits on currency translation adjustments	$8.3	$.7	$2.6
Total deferred tax benefits (income taxes)	$(37.6)	$32.2	$34.4

The changes (in millions) in each component of accumulated other comprehensive income for each year ended December 31 are presented below.

	Net unrealized holding gains
	Investments in sponsored funds	Debt securities held by savings bank subsidiary	Equity share of UTI’s net unrealized holding gains	Total net unrealized holding gains	Currency translation adjustments	Total
Balances at December 31, 2012	$142.3	$1.9	$.3	$144.5	$(12.6)	$131.9
Other comprehensive income (loss) before reclassifications and income taxes	149.7	(1.6)	—	148.1	(23.7)	124.4
Reclassification adjustments recognized in non-operating investment income	(28.8)	(1.6)	—	(30.4)	—	(30.4)
	120.9	(3.2)	—	117.7	(23.7)	94.0
Deferred tax benefits (income taxes)	(47.2)	1.3	—	(45.9)	8.3	(37.6)
Other comprehensive income (loss)	73.7	(1.9)	—	71.8	(15.4)	56.4
Balances at December 31, 2013	216.0	—	.3	216.3	(28.0)	188.3
Other comprehensive income (loss) before reclassifications and income taxes	(2.1)	—	.2	(1.9)	(1.8)	(3.7)
Reclassification adjustments recognized in non-operating investment income	(80.4)	—	—	(80.4)	—	(80.4)
	(82.5)	—	.2	(82.3)	(1.8)	(84.1)
Deferred tax benefits (income taxes)	31.5	—	—	31.5	.7	32.2
Other comprehensive income (loss)	(51.0)	—	.2	(50.8)	(1.1)	(51.9)
Balances at December 31, 2014	165.0	—	.5	165.5	(29.1)	136.4
Other comprehensive income (loss) before reclassifications and income taxes	(5.0)	—	.5	(4.5)	(13.0)	(17.5)
Reclassification adjustments recognized in non-operating investment income	(72.5)	—	—	(72.5)	5.8	(66.7)
	(77.5)	—	.5	(77.0)	(7.2)	(84.2)
Deferred tax benefits (income taxes)	32.0	—	(.2)	31.8	2.6	34.4
Other comprehensive income (loss)	(45.5)	—	.3	(45.2)	(4.6)	(49.8)
Balances at December 31, 2015	$119.5	$—	$.8	$120.3	$(33.7)	$86.6

NOTE 12	– OTHER DISCLOSURES.

CONTINGENCIES.

From time to time, various claims against us arise in the ordinary course of business, including employment-related claims. In the opinion of management, after consultation with counsel, the likelihood that an adverse determination in one or more pending claims would have a material adverse effect on our financial position or results of operations is remote.

RETIREMENT PLANS.

Compensation and related costs includes expense recognized for our defined contribution retirement plans of $61.8 million in 2013, $70.6 million in 2014, and $74.9 million in 2015.

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

NOTE 13	– SUPPLEMENTARY QUARTERLY FINANCIAL DATA (Unaudited).

	Net revenues	Net income	Basic earnings on common stock	Diluted earnings on common stock
	(in millions)		(per share)
2014
1st quarter	$954.6	$304.3	$1.16	$1.12
2nd quarter	$984.3	$305.8	$1.16	$1.13
3rd quarter	$1,020.8	$303.6	$1.15	$1.12
4th quarter	$1,022.4	$315.9	$1.21	$1.18

2015
1st quarter	$1,027.0	$309.5	$1.16	$1.13
2nd quarter	$1,072.4	$333.2	$1.28	$1.24
3rd quarter	$1,049.0	$277.1	$1.08	$1.06
4th quarter	$1,052.2	$303.2	$1.20	$1.17

The sums of quarterly earnings per share do not equal annual earnings per share because the computations are done independently.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:

We have audited the accompanying consolidated balance sheets of T. Rowe Price Group, Inc. and subsidiaries (“the Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), T. Rowe Price Group, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 5, 2016 expressed an unqualified opinion on the effectiveness of T. Rowe Price Group, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland
February 5, 2016

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures.
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of December 31, 2015, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including our Form 10-K annual report, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the fourth quarter of 2015, and has concluded that there was no change during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2015, in relation to criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, we believe that the company’s internal control over financial reporting was effective as of December 31, 2015.

KPMG LLP, an independent registered public accounting firm, has audited our financial statements that are included in this annual report and expressed an unqualified opinion thereon. KPMG has also expressed an unqualified opinion on the effective operation of our internal control over financial reporting as of December 31, 2015.

 February 5, 2016

/s/ William J. Stromberg
President and Chief Executive Officer

/s/ Kenneth V. Moreland
Vice President, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:

We have audited T. Rowe Price Group, Inc. ’s (“the Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, T. Rowe Price Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 5, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baltimore, Maryland
February 5, 2016

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item as to the identification of our executive officers is furnished in a separate item at the end of Part I of this Report. Other information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2016 Annual Meeting of our stockholders.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accountant Fees and Services.

Information required by these items is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2016 Annual Meeting of our stockholders.

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

	3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of February 12, 2009. (Incorporated by reference from Form 8-K Current Report filed on December 10, 2015; File No. 000-32191.)

10.01.1
Representative Investment Management Agreement for the T. Rowe Price mutual funds that pay a management fee consisting of two components - a group management fee and individual management fee. (Incorporated by reference from Form 485BPOS filed on August 12, 2015; File No. 002-65539.)

10.01.2
Representative Investment Management Agreement for the T. Rowe Price mutual funds that pay an individual management fee. (Incorporated by reference from Form 485BPOS filed on August 14, 2014; File No. 033-29697.)

10.01.3
Representative Investment Management Agreement for the T. Rowe Price mutual funds that pay an all-inclusive fee (i.e., a single fee that covers investment management and ordinary recurring operating expenses). (Incorporated by reference from Form 485BPOS filed on April 23, 2014; File No. 333-84634.)

10.02
Representative Underwriting Agreement between a T. Rowe Price mutual fund and T. Rowe Price Investment Services, Inc. (Incorporated by reference from Form N-1A/A filed on August 29, 2006; File No. 333-136805.)

10.03
Transfer Agency and Service Agreement as of January 1, 2015, between T. Rowe Price Services, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 27, 2015; File No. 033-16567.)

10.04
Agreement as of January 1, 2015, between T. Rowe Price Retirement Plan Services, Inc. and certain of the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 27, 2015; File No. 033-16567.)

10.05
Agreement as of January 1, 2014, between T. Rowe Price Associates, Inc. and the T. Rowe Price Funds for Fund Accounting Services. (Incorporated by reference from Form 485BPOS filed on April 27, 2015; File No. 033-16567.)

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

10.20
Consulting agreement as of April 1, 2016, between T. Rowe Price Group, Inc. and James A.C. Kennedy. (Incorporated by reference from Form 8-K Current Report filed on December 10, 2015; File No. 000-32191.)

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

101.INS XBRL Instance Document (File name: trow-20151231.xml).

101.SCH XBRL Taxonomy Extension Schema Document (File name: trow-20151231.xsd).

101.CAL XBRL Taxonomy Calculation Linkbase Document (File name: trow-20151231_cal.xml).

101.LAB XBRL Taxonomy Label Linkbase Document (File name: trow-20151231_lab.xml).

101.PRE XBRL Taxonomy Presentation Linkbase Document (File name: trow-20151231_pre.xml).

101.DEF XBRL Taxonomy Definition Linkbase Document (File name: trow-20151231_def.xml).

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 5, 2016.

T. Rowe Price Group, Inc.
By: /s/ William J. Stromberg, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 5, 2016.

/s/ Brian C. Rogers, Chairman of the Board of Directors

/s/ Edward C. Bernard, Vice Chairman of the Board of Directors

/s/ William J. Stromberg, President and Chief Executive Officer

/s/ Mark S. Bartlett, Director

/s/ Mary K. Bush, Director

/s/ H. Lawrence Culp, Jr., Director

/s/ Donald B. Hebb, Jr., Director

/s/ Freeman A. Hrabowski III, Director

/s/ James A.C. Kennedy, Director

/s/ Robert F. MacLellan, Director

/s/ Alfred Sommer, Director

/s/ Olympia J. Snowe, Director

/s/ Dwight S. Taylor, Director

/s/ Anne Marie Whittemore, Director

/s/ Alan D. Wilson, Director

/s/ Kenneth V. Moreland, Vice President, Chief Financial Officer and Treasurer

/s/ Jessica M. Hiebler, Vice President and Principal Accounting Officer