Form 10-Q
period 2016-03-31
PRICE T ROWE GROUP INC
filed 2016-04-26
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
Commission File Number: 000-32191
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
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, April 22, 2016, is 248,203,140.
The exhibit index is at Item 6 on page 28.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2015	3/31/2016
ASSETS
Cash and cash equivalents	$1,172.3	$1,322.9
Accounts receivable and accrued revenue	446.0	428.1
Investments	1,961.2	1,108.0
Assets of consolidated sponsored investment portfolios ($0 and $1,598.1 million, respectively, related to variable interest entities)	57.7	1,826.6
Property and equipment, net	607.1	612.7
Goodwill	665.7	665.7
Other assets	196.9	239.9
Total assets	$5,106.9	$6,203.9

LIABILITIES
Accounts payable and accrued expenses	$170.6	$172.0
Liabilities of consolidated sponsored investment portfolios ($0 and $49.6 million, respectively, related to variable interest entities)	—	58.5
Accrued compensation and related costs	153.1	216.2
Income taxes payable	21.2	168.3
Total liabilities	344.9	615.0

Commitments and contingent liabilities

Redeemable non-controlling interests	—	825.1

STOCKHOLDERS’ EQUITY
Preferred stock, undesignated, $.20 par value – authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value - authorized 750,000,000; issued 250,469,000 shares at December 31, 2015, and 248,130,000 at March 31, 2016	50.1	49.6
Additional capital in excess of par value	654.6	663.3
Retained earnings	3,970.7	4,021.8
Accumulated other comprehensive income	86.6	29.1
Total stockholders’ equity	4,762.0	4,763.8
Total liabilities, redeemable non-controlling interests, and stockholders’ equity	$5,106.9	$6,203.9

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended
	3/31/2015	3/31/2016
Revenues
Investment advisory fees	$896.5	$870.8
Administrative fees	93.0	89.4
Distribution and servicing fees	37.5	33.9
Net revenues	1,027.0	994.1

Operating expenses
Compensation and related costs	346.5	355.2
Advertising and promotion	25.3	23.1
Distribution and servicing costs	37.5	33.9
Depreciation and amortization of property and equipment	29.1	32.2
Occupancy and facility costs	38.3	41.4
Other operating expenses	72.5	97.4
Total operating expenses	549.2	583.2

Net operating income	477.8	410.9

Non-operating income
Net investment income on investments	25.9	61.3
Net investment income on consolidated sponsored investment portfolios	2.0	23.8
Other income (expenses)	(1.1)	—
Total non-operating income	26.8	85.1

Income before income taxes	504.6	496.0
Provision for income taxes	195.1	191.6
Net income	$309.5	$304.4
Less: net income attributable to redeemable non-controlling interests	—	9.2
Net income attributable to T. Rowe Price Group	$309.5	$295.2

Earnings per share on common stock of T. Rowe Price Group
Basic	$1.16	$1.17
Diluted	$1.13	$1.15

Dividends declared per share	$2.52	$.54

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three months ended
	3/31/2015	3/31/2016
Net income	$309.5	$304.4
Other comprehensive loss
Net unrealized holding gains (losses) on available-for-sale investments	17.0	(6.3)
Reclassification adjustments recognized in non-operating income:
Net gains realized on dispositions determined using average cost	(16.6)	(52.3)
Total net unrealized holding gains (losses) recognized in other comprehensive income	.4	(58.6)
Currency translation adjustments
Consolidated sponsored investment portfolios - variable interest entities	(2.5)	40.9
Equity method investments	.3	(.8)
Total currency translation adjustments	(2.2)	40.1
Other comprehensive loss before income taxes	(1.8)	(18.5)
Net deferred tax benefits	3.6	16.4
Total other comprehensive income (loss)	1.8	(2.1)
Total comprehensive income	311.3	302.3
Less: comprehensive income attributable to redeemable non-controlling interests	—	32.1
Comprehensive income attributable to T. Rowe Price Group	$311.3	$270.2

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three months ended
	3/31/2015	3/31/2016
Cash flows from operating activities
Net income	$309.5	$304.4
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	29.1	32.2
Stock-based compensation expense	31.0	36.8
Realized gains on dispositions of available-for-sale sponsored investment portfolios	(16.6)	(52.3)
Net gains recognized on investments	(5.1)	(6.9)
Net change in trading securities held by consolidated sponsored investment portfolios	(6.7)	(458.7)
Other changes in assets and liabilities	202.6	208.1
Net cash provided by operating activities	543.8	63.6

Cash flows from investing activities
Purchases of investments	(45.5)	(2.3)
Dispositions of investments	52.7	176.2
Net cash of sponsored investment portfolios on consolidation (deconsolidation)	—	69.1
Additions to property and equipment	(41.3)	(35.2)
Net cash provided by (used in) investing activities	(34.1)	207.8

Cash flows from financing activities
Repurchases of common stock	(113.6)	(206.7)
Common share issuances under stock-based compensation plans	32.5	21.0
Excess tax benefits from stock-based compensation plans	11.1	8.9
Dividends paid to common stockholders of T. Rowe Price Group	(135.4)	(135.9)
Net subscriptions received from (redemptions and distributions paid to) redeemable non-controlling interests holders	—	270.8
Net cash used in financing activities	(205.4)	(41.9)

Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment portfolios	—	(1.4)

Net change in cash and cash equivalents during period	304.3	228.1
Cash and cash equivalents at beginning of year	1,506.1	1,172.3
Cash and cash equivalents at end of period, including $77.5 million held by consolidated sponsored investment portfolios at March 31, 2016	$1,810.4	$1,400.4

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2015	250,469	$50.1	$654.6	$3,970.7	$86.6	$4,762.0	$—
Consolidation of sponsored investment portfolios upon adoption of new accounting guidance on January 1, 2016				32.5	(32.5)	—	672.7
Net income	—	—	—	295.2	—	295.2	9.2
Other comprehensive income (loss), net of tax	—	—	—	—	(25.0)	(25.0)	22.9
Dividends declared	—	—	—	(135.9)	—	(135.9)
Common stock-based compensation plans activity
Shares issued upon option exercises	797.1		28.7	—	—	28.8	—
Restricted shares issued, net of shares withheld for taxes	(1)	—	(.1)	—	—	(.1)	—
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	4	—	(.2)	—	—	(.2)	—
Forfeiture of restricted awards	(29)	—		—	—	—	—
Net tax benefits	—	—	8.9	—	—	8.9	—
Stock-based compensation expense	—	—	36.8	—	—	36.8	—
Common shares repurchased	(3,110)	(.6)	(65.4)	(140.7)	—	(206.7)	—
Net subscriptions (redemptions and distributions) - sponsored investment portfolios	—	—	—	—	—	—	272.9
Deconsolidation of sponsored investment portfolios	—	—	—	—	—	—	(152.6)
Balances at March 31, 2016	248,130	$49.6	$663.3	$4,021.8	$29.1	$4,763.8	$825.1

The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	– THE COMPANY AND BASIS OF PREPARATION.

T. Rowe Price Group (Price Group) derives its consolidated revenues and net income primarily from investment advisory services that its subsidiaries provide to individual and institutional investors in the sponsored T. Rowe Price U.S. mutual funds and other investment portfolios, including separately managed accounts, subadvised funds, and other sponsored investment portfolios. We also provide our investment advisory clients with related administrative services, including distribution, mutual fund transfer agent, accounting, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; brokerage; and trust services.

Investment advisory revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations.

These unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the use of estimates and reflect all adjustments that are, in the opinion of management, necessary to a fair statement of our results for the interim periods presented. All such adjustments are of a normal recurring nature. Actual results may vary from our estimates. Certain prior year amounts have been reclassified to conform to the 2016 presentation.

The unaudited interim financial information contained in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2015 Annual Report.

NEW ACCOUNTING GUIDANCE.

We implemented Accounting Standards Update No. 2015-02 - Consolidation (Topic 810): Amendments to the Consolidation Analysis on January 1, 2016, which did not require the restatement of prior year periods. In connection with the adoption of this guidance, we reevaluated all of our investments for consolidation, including our investments in sponsored investment portfolios. The adoption of the guidance resulted in sponsored investment products regulated outside the U.S. previously accounted for as voting interest entities (VOE) to be evaluated as variable interest entities (VIE) and led to the consolidation of an additional 24 portfolios that were previously accounted for as available-for-sale securities. The adoption also resulted in the consolidation of an additional eight U.S. sponsored investment portfolios that were previously accounted for as available-for sale-securities. The impact to the condensed consolidated balance sheet upon adoption was the consolidation of $1.6 billion of assets, $21.3 million of liabilities, and $672.7 million of non-controlling interests. We also reclassified $32.5 million in accumulated comprehensive income to retained earnings. The consolidation guidance provides a scope exception for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. Additional disclosures relating to consolidated voting interest entities and variable interest entities, and the impact the new accounting guidance has had on the quarter are included in Note 5.

CONSOLIDATION.

Our condensed consolidated financial statements include the accounts of all subsidiaries and sponsored investment portfolios in which we have a controlling interest. We are generally deemed to have a controlling interest when we own the majority of the voting interest of an entity or deemed to be the primary beneficiary of a VIE. We perform an analysis of our investments to determine if the investment entity is a VOE or VIE. Our analysis involves judgment and considers several factors, including an entity’s legal organization, capital structure, the rights of the equity investment holders, our ownership interest in the entity, and our contractual involvement with the entity. We continually review and reconsider our previously reached VIE or VOE conclusions upon the occurrence of certain events, such as changes to our ownership interest, changes to an entity’s organization and legal structure, or amendments to governing documents. All material accounts and transactions between consolidated entities are eliminated in consolidation.

Upon consolidation of sponsored investment portfolios, the Company retains the specialized investment company accounting principles of the underlying funds. All of the underlying investments held by these portfolios are carried at fair value with corresponding changes in the investments’ fair values reflected in non-operating income (expense) on the condensed consolidated statements of income.

Variable interest entities
VIEs are entities that, by design (i) lack sufficient equity to permit the entity to finance its activities independently, or (ii) have equity holders that do not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance, the obligation to absorb the entity’s losses, or the rights to receive the entity’s residual returns. We consolidate a VIE when we are the primary beneficiary, which is the party that has both (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the VIE that could potentially be significant. Our Luxembourg-based SICAV (Société d'Investissement à Capital Variable) funds and other sponsored investment portfolios regulated outside the U.S. are determined to be VIEs.

Along with VIEs that we consolidate, we also hold variable interests in other VIEs, including several investment partnerships, that are not consolidated because we are not the primary beneficiary.

Redeemable non-controlling interests
We recognize redeemable non-controlling interests for the portion of the net assets of our consolidated sponsored investment portfolios held by unrelated third party investors as their interest is convertible to cash and other assets at their option. As such, we reflect redeemable non-controlling interests as temporary equity in our condensed consolidated balance sheet.

NOTE 2	– INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Accounts receivable from our sponsored U.S. mutual funds for advisory fees and advisory-related administrative services aggregate $252.8 million at December 31, 2015, and $247.7 million at March 31, 2016.

Revenues (in millions) from advisory services provided under agreements with our sponsored U.S. mutual funds and other investment clients include:

	Three months ended
	3/31/2015	3/31/2016
Sponsored U.S. mutual funds
Stock and blended asset	$543.2	$519.5
Bond and money market	102.7	112.6
	645.9	632.1
Other investment portfolios
Stock and blended asset	213.0	197.9
Bond, money market, and stable value	37.6	40.8
	250.6	238.7
Total	$896.5	$870.8

We voluntarily waived $13.7 million and $4.0 million in money market related fees, including advisory fees and fund expenses, in the first quarter of 2015 and 2016, respectively, in order to maintain a positive yield for fund investors.

The following table summarizes the investment portfolios and assets under management (in billions) on which we earn advisory fees.

	Average during
	the first quarter of		As of
	2015	2016	12/31/2015	3/31/2016
Sponsored U.S. mutual funds
Stock and blended asset	$381.5	$361.3	$383.0	$380.4
Bond and money market	105.6	104.3	104.1	106.3
	487.1	465.6	487.1	486.7
Other investment portfolios
Stock and blended asset	209.5	196.3	209.8	208.8
Bond, money market, and stable value	62.4	66.2	66.2	69.1
	271.9	262.5	276.0	277.9
Total	$759.0	$728.1	$763.1	$764.6

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for 4.9% and 4.8% of our assets under management at December 31, 2015 and March 31, 2016, respectively.

The following table summarizes the other fees (in millions) earned from our sponsored U.S. mutual funds.

	Three months ended
	3/31/2015	3/31/2016
Administrative fees	$76.0	$72.3
Distribution and servicing fees	$37.5	$33.9

NOTE 3 - INVESTMENTS.

The carrying value of investments (in millions) we do not consolidate are as follows:

	12/31/2015	3/31/2016
Available-for-sale sponsored investment portfolios	$1,612.3	$573.9
Equity method investments
26% interest in UTI Asset Management Company Limited (India)	132.8	134.8
Sponsored investment portfolios	113.7	276.3
Investment partnerships	6.2	5.6
Sponsored investment portfolios held as trading	25.8	47.4
Cost method investments	69.4	69.0
U.S. Treasury note	1.0	1.0
Total	$1,961.2	$1,108.0

In connection with the adoption of the new consolidation accounting guidance on January 1, 2016, we reevaluated all of our investments for consolidation, including our investments in sponsored investment portfolios. We determined that our interests in a number of our available-for-sale holdings held at December 31, 2015, were deemed controlling interests under the new accounting standard and resulted in these sponsored investment portfolios being consolidated on January 1, 2016.
During the first quarter of 2016, we also deconsolidated certain sponsored investment portfolios, in which we provided initial seed capital at the time of formation, as we no longer had a controlling interest. Accordingly, we deconsolidated from our condensed consolidated balance sheet the portfolio’s assets of $338.8 million, liabilities of $.9 million and redeemable non-controlling interests of $152.6 million, which were the carrying values on the deconsolidation dates. Since our consolidated investment portfolios were carried at fair value, and the investment portfolio's functional currency was U.S. dollars, we did not recognize any gain or loss in our consolidated statement of income upon deconsolidation. Depending on our ownership interest, we are now reporting our residual interests in these sponsored investment portfolios as either equity method or available-for-sale investments.

AVAILABLE-FOR-SALE SPONSORED INVESTMENT PORTFOLIOS.

The available-for-sale sponsored investment portfolios (in millions) include:

	Aggregate cost	Unrealized holding		Aggregate fair value
		gains	losses
December 31, 2015
Stock and blended asset funds	$428.6	$180.3	$(9.1)	$599.8
Bond funds	990.5	39.1	(17.1)	1,012.5
Total	$1,419.1	$219.4	$(26.2)	$1,612.3

March 31, 2016
Stock and blended asset funds	$108.0	$84.4	$(.4)	$192.0
Bond funds	380.3	3.7	(2.1)	381.9
Total	$488.3	$88.1	$(2.5)	$573.9

The following table details the number of holdings, the unrealized holding losses, and the aggregate fair value of available-for-sale sponsored investment portfolios with unrealized losses categorized by the length of time they have been in a continuous unrealized loss position:

	Number of holdings	Unrealized holding losses	Aggregate fair value
December 31, 2015
Less than 12 months	18	$(15.8)	$419.6
12 months or more	4	(10.4)	298.6
Total	22	$(26.2)	$718.2

March 31, 2016
Less than 12 months	8	$(.3)	$27.9
12 months or more	1	(2.2)	168.6
Total	9	$(2.5)	$196.5

In addition to the duration of the impairments, we reviewed the severity of the impairment as well as our intent and ability to hold the investments for a period of time sufficient for an anticipated recovery in fair value. Accordingly, impairment of these investment holdings is considered temporary at December 31, 2015, and March 31, 2016.

VARIABLE INTEREST ENTITIES.
Our investments at March 31, 2016, include $81.2 million of investments in variable interest entities that we do not consolidate as we are not deemed the primary beneficiary. Our maximum risk of loss related to our involvement with these entities at March 31, 2016, is $140.8 million, which includes our carrying value, any unfunded capital commitments, and uncollected investment advisory and administrative fees.

NOTE 4	– FAIR VALUE MEASUREMENTS.

We determine the fair value of our cash equivalents and certain investments using the following broad levels of inputs as defined by related accounting standards:

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

	Level 1	Level 2
December 31, 2015
Cash equivalents	$997.5	$—
Available-for-sale sponsored investment portfolios	1,612.3	—
Sponsored investment portfolios held as trading	25.8	—
Total	$2,635.6	$—

March 31, 2016
Cash equivalents	$1,153.7	$—
Available-for-sale sponsored investment portfolios	573.9	—
Sponsored investment portfolios held as trading	47.4	—
Total	$1,775.0	$—

The table above excludes investments held by consolidated sponsored investment portfolios which are presented separately on our condensed consolidated balance sheets and are detailed in Note 5.

NOTE 5 - CONSOLIDATED SPONSORED INVESTMENT PORTFOLIOS.

The sponsored investment portfolios that we consolidate in our condensed consolidated financial statements are generally those products we provided initial seed capital at the time of their formation and have a controlling interest. Our U.S. sponsored investment portfolios are considered voting interest entities while those regulated outside the United States are considered variable interest entities.

The following table details the net assets of consolidated sponsored investment portfolios at March 31, 2016.

	Voting interest entities	Variable interest entities	Total
Cash and cash equivalents	$9.1	$68.4	$77.5
Investments	210.5	1,500.4	1,710.9
Other assets	8.9	29.3	38.2
Total assets	228.5	1,598.1	1,826.6
Liabilities	8.9	49.6	58.5
Net assets	$219.6	$1,548.5	$1,768.1

Attributable to redeemable non-controlling interests	$69.2	$755.9	$825.1
Attributable to T. Rowe Price Group	150.4	792.6	943.0
	$219.6	$1,548.5	$1,768.1

Although we can redeem our net interest in these sponsored investment portfolios at any time, we cannot directly access or sell the assets held by the portfolios to obtain cash for general operations. Additionally, the assets of these investment portfolios are not available to our general creditors.

Since third party investors in these investment funds have no recourse to Price Group’s credit, our overall risk related to the net assets of consolidated sponsored investment portfolios is limited to valuation changes associated with our net interest. We, however, are required to recognize the valuation changes associated with all underlying investments held by these portfolios in our condensed consolidated statements of income, and disclose the portion attributable to third party investors as net income attributable to redeemable non-controlling interests.

The operating results (in millions) of the consolidated sponsored investment portfolios for the three months ended March 31, 2016, are reflected in our condensed consolidated statement of income as follows:

	Voting interest entities	Variable interest entities	Total

Operating expenses reflected in net operating income	$(.5)	$(2.1)	$(2.6)
Net investment income reflected in non-operating income	6.3	17.5	23.8
Impact on income before taxes	$5.8	$15.4	$21.2

Attributable to redeemable non-controlling interests	$2.0	$7.2	$9.2
Attributable to T. Rowe Price Group	3.8	8.2	12.0
	$5.8	$15.4	$21.2

The operating expenses of these consolidated portfolios are reflected in other operating expenses. We eliminated $1.3 million of these expenses against our investment advisory and administrative fees earned in preparing our condensed consolidated financial statements. The net investment income reflected in non-operating income includes dividend and interest income, and realized and unrealized gains and losses on the underlying securities held by the consolidated sponsored investment portfolios.

The table below details the impact of these consolidated investment portfolios on the individual lines of our condensed consolidated statement of cash flows (in millions) for the three months ended March 31, 2016.

	Voting interest entities	Variable interest entities	Total
Net cash provided by operating activities	$(9.4)	$(424.1)	$(433.5)
Net cash provided by (used in) investing activities	26.3	42.8	69.1
Net cash used in financing activities	(7.8)	451.1	443.3
Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment portfolios	—	(1.4)	(1.4)
Net change in cash and cash equivalents during period	9.1	68.4	77.5
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of period	$9.1	$68.4	$77.5

The net cash used in financing activities during the first quarter of 2016 includes $172.5 million of net investments we made into the consolidated sponsored investment portfolios, net of dividends received. These cash flows were eliminated in consolidation.

FAIR VALUE MEASUREMENTS.

We determine the fair value of investments held by consolidated sponsored investment portfolios using the following broad levels of inputs as defined by related accounting standards:

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

These levels are not necessarily an indication of the risk or liquidity associated with these investment holdings. There have been no material transfers between the levels. The following table summarizes the investment holdings held by our consolidated sponsored investment portfolios (in millions) using fair value measurements determined based on the differing levels of inputs.

	Level 1	Level 2
December 31, 2015
Assets
Equity securities	$2.8	$11.2
Fixed income securities	—	43.0
Other investments	.7	—
	$3.5	$54.2

March 31, 2016
Assets
Cash equivalents	$7.8	$.8
Equity securities	55.1	446.4
Fixed income securities	—	1,180.9
Other investments	.5	28.0
	$63.4	$1,656.1

Liabilities	$.2	$24.3

NOTE 6 – STOCKHOLDERS’ EQUITY.

DIVIDENDS.

Regular cash dividends declared per share during the first three months of 2015 and 2016 were $.52 and $.54, respectively. A $2.00 per share special dividend was also declared in the first quarter of 2015.

NOTE 7	– STOCK-BASED COMPENSATION.

STOCK OPTIONS.

The following table summarizes the status of and changes in our stock options during the first quarter of 2016.

	Options	Weighted- average exercise price
Outstanding at December 31, 2015	30,818,229	$59.24
Exercised	(1,141,382)	$47.22
Forfeited	(208,376)	$72.35
Expired	(1,344)	$71.61
Outstanding at March 31, 2016	29,467,127	$59.62
Exercisable at March 31, 2016	18,726,499	$52.55

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of and changes in our nonvested restricted shares and restricted stock units during the first quarter of 2016.

	Restricted shares	Restricted stock units	Weighted-average fair value
Nonvested at December 31, 2015	1,470,827	2,216,431	$74.66
Time-based grants	—	1,483,557	$70.26
Performance-based grants	—	200,223	$70.26
Vested	(4,730)	(6,724)	$74.39
Forfeited	(29,387)	(35,319)	$74.66
Nonvested at March 31, 2016	1,436,710	3,858,168	$73.26

The nonvested at March 31, 2016, includes 21,600 performance-based restricted shares and 401,404 performance-based restricted stock units. These performance-based restricted shares and units include 21,600 restricted shares and 137,835 restricted stock units for which the performance period has lapsed and the performance threshold has been met.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense (in millions) to be recognized over the remaining vesting periods of the stock-based awards outstanding at March 31, 2016. Estimated future compensation expense will change to reflect future option grants; future awards of unrestricted shares and restricted stock units; changes in estimated forfeitures; changes in the probability of performance thresholds being met; and adjustments for actual forfeitures.

Second quarter 2016	$39.0
Third quarter 2016	39.1
Fourth quarter 2016	35.4
2017	102.1
2018 through 2021	101.3
Total	$316.9

NOTE 8	– EARNINGS PER SHARE CALCULATIONS.

The following table presents the reconciliation (in millions) of net income attributable to T. Rowe Price Group to net income allocated to our common stockholders and the weighted-average shares (in millions) that are used in calculating the basic and diluted earnings per share on our common stock. Weighted-average common shares outstanding assuming dilution reflect the potential dilution, determined using the treasury stock method, that could occur if outstanding stock options were exercised and non-participating stock awards vested.

	Three months ended
	3/31/2015	3/31/2016
Net income attributable to T. Rowe Price Group	$309.5	$295.2
Less: net income allocated to outstanding restricted stock and stock unit holders	(8.4)	(5.6)
Net income allocated to common stockholders	$301.1	$289.6

Weighted-average common shares
Outstanding	258.7	246.7
Outstanding assuming dilution	265.7	251.5

The following table shows the weighted-average outstanding stock options (in millions) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive.

	Three months ended
	3/31/2015	3/31/2016
Weighted-average outstanding stock options excluded	4.6	10.8

NOTE 9 - OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME.

The following table presents the impact of the components (in millions) of other comprehensive income or loss on deferred tax benefits (income taxes).

	Three months ended
	3/31/2015	3/31/2016
Net deferred tax benefits on:
Net unrealized holding gains or losses	$(3.1)	$2.5
Reclassification adjustments recognized in the provision for income taxes:
Net gains realized on dispositions	5.9	20.6
Net deferred tax benefits on net unrealized holding gains or losses	2.8	23.1
Total deferred tax benefits (income taxes) on currency translation adjustments	.8	(6.7)
Total net deferred tax benefits	$3.6	$16.4

The changes (in millions) in each component of accumulated other comprehensive income, including reclassification adjustments for the first quarter of 2016 are presented in the table below.

		Currency translation adjustments
	Net unrealized holding gains	Equity method investments	Consolidated sponsored investment portfolios - variable interest entities	Total currency translation adjustments	Total
Balances at December 31, 2015	$120.3	$(30.9)	$(2.8)	$(33.7)	$86.6
Reclass of accumulated other comprehensive income to retained earnings upon adoption of the new consolidation accounting guidance	(32.0)	(.5)	—	(.5)	(32.5)
Balance at January 1, 2016	88.3	(31.4)	(2.8)	(34.2)	54.1
Other comprehensive income (loss) before reclassifications and income taxes	(6.3)	(.8)	18.0	17.2	10.9
Reclassification adjustments recognized in non-operating income	(52.3)	—	—	—	(52.3)
	(58.6)	(.8)	18.0	17.2	(41.4)
Net deferred tax benefits	23.1	.3	(7.0)	(6.7)	16.4
Other comprehensive income (loss)	(35.5)	(.5)	11.0	10.5	(25.0)
Balances at March 31, 2016	$52.8	$(31.9)	$8.2	$(23.7)	$29.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:

We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries (“the Company”) as of March 31, 2016, the related condensed consolidated statements of income, comprehensive income and cash flows for the three month periods ended March 31, 2016 and 2015, and the related condensed consolidated statement of stockholders’ equity for the three-month period ended March 31, 2016. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 5, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Baltimore, Maryland
April 26, 2016

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our sponsored U.S. mutual funds and other investment portfolios. The other investment portfolios include: separately managed accounts, subadvised funds, and other sponsored investment portfolios including collective investment trusts, target-date retirement trusts, Luxembourg-based funds offered to investors outside the U.S., and portfolios offered through variable annuity life insurance plans in the U.S. Investment advisory clients domiciled outside the U.S. account for nearly 5% of our assets under management at March 31, 2016.

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

BACKGROUND.

Major U.S. equity indexes were mixed in the first quarter of 2016, as sharp gains in the second half of the period mostly erased earlier losses. As the new year began, world markets plunged as global economic growth concerns intensified and as oil prices skidded below $30 per barrel. By mid-February, the small-cap Russell 2000 Index was in bear market territory-commonly defined as a decline of at least 20% from recent highs. Equities rallied sharply through the end of March, as central banks in Europe and Japan pushed certain interest rates into or deeper into negative territory. Also, oil prices rallied amid speculation that global producers could freeze or cut production. In addition, the dollar weakened versus most currencies amid lower expectations for U.S. interest rate increases this year.

Stocks in developed non-U.S. markets declined, but a weaker U.S. dollar versus most major currencies reduced losses in dollar terms. Japanese stocks fell, as the economy remained sluggish and the government and central bank downgraded their growth expectations near the end of the quarter. European equity markets generally declined; many were hurt by weakness among bank stocks amid concerns about negative interest rates, nonperforming loans, and energy sector exposure. Emerging markets equities produced positive returns, especially in Latin America and emerging Europe. Asian markets were widely mixed.

Returns of several major equity market indexes for the first quarter of 2016, are as follows:

Index
S&P 500 Index	1.4%
NASDAQ Composite Index (1)	(2.8)%
Russell 2000 Index	(1.5)%
MSCI EAFE (Europe, Australasia, and Far East) Index	(2.9)%
MSCI Emerging Markets Index	5.8%
 (1) returns exclude dividends

Global bond returns in the first quarter were broadly positive in dollar terms. In the U.S., longer-term Treasury yields declined and bond prices rose; the 10-year Treasury yield fell from 2.3% to 1.8%. Diminished expectations for more Fed rate increases and negative interest rates in some non-U.S. countries made U.S. sovereign debt yields look relatively attractive. In the investment-grade universe, long-term Treasuries performed best, but corporate securities did well, too. Other segments lagged with milder gains. High yield bonds produced good returns, helped by rebounding commodity prices.

Government bonds in developed non-U.S. countries produced strong returns, as new eurozone and Japanese stimulus measures lifted bond prices and further suppressed yields. A generally weaker dollar boosted returns for U.S. investors. Emerging markets bonds rallied as a weaker dollar, reduced risk aversion, and the Fed’s decision to postpone further rate hikes prompted investors to seek higher-yielding securities. Bonds denominated in local currencies outperformed dollar-denominated issues.

Returns for several major bond market indexes for the first quarter of 2016, are as follows:

Index
Barclays U.S. Aggregate Bond Index	3.0%
Credit Suisse High Yield Index	3.1%
Barclays Municipal Bond Index	1.7%
Barclays Global Aggregate Ex-U.S. Dollar Bond Index	8.3%
JPMorgan Emerging Markets Bond Index Plus	5.9%

ASSETS UNDER MANAGEMENT.

Assets under management ended the first quarter of 2016 at $764.6 billion, an increase of $1.5 billion from December 31, 2015. The following table presents our assets under management (in billions) at December 31, 2015, and March 31, 2016, by investment portfolio and investment objective.

	As of
	12/31/2015	3/31/2016
Sponsored U.S. mutual funds	$487.1	$486.7
Other investment portfolios	276.0	277.9
Total assets under management	$763.1	$764.6

	As of
	12/31/2015	3/31/2016
Stock and blended asset portfolios	$592.8	$589.2
Fixed income portfolios	170.3	175.4
Total assets under management	$763.1	$764.6

The following table details the changes in our assets under management (in billions) during the first quarter of 2016:

	Three months ended 3/31/2016
	Sponsored U.S. mutual funds	Other investment portfolios	Total
Assets under management at beginning of period	$487.1	$276.0	$763.1

Net cash flows before client transfers	5.0	.1	5.1
Client transfers from mutual funds to other portfolios	(3.3)	3.3	—
Net cash flows after client transfers	1.7	3.4	5.1
Market depreciation, net of income	(2.1)	(1.5)	(3.6)
Change during the period	(.4)	1.9	1.5

Assets under management at March 31, 2016	$486.7	$277.9	$764.6

The client transfers from mutual funds to other investment portfolios noted in the table above were primarily transfers from mutual funds to collective investment trusts, including our retirement date trusts and to separate accounts.

The net cash flows after client transfers (in billions) during the first quarter of 2016, include the following:

Sponsored U.S. mutual funds
Stock and blended asset funds	$1.8
Bond funds	(.4)
Money market funds	.3
1.7
Other investment portfolios
Stock and blended assets	2.3
Fixed income, money market, and stable value	1.1
3.4
Total net cash flows after client transfers	$5.1

Our target-date retirement portfolios invest in a broadly diversified portfolio of other T. Rowe Price funds or T. Rowe Price collective investment trusts, and automatically rebalance to maintain their specific asset allocation weightings. Total net cash flows for the three-month period ended March 31, 2016, include $4.2 billion that originated in our target-date retirement portfolios. Assets under management in these portfolios at March 31, 2016, totaled $172.6 billion, including $138.5 billion in target-date retirement funds and $34.1 billion in target-date retirement trusts.

We incur significant expenditures to attract new investment advisory clients and additional investments from our existing clients. These efforts often involve costs that precede any future revenues that we may recognize from an increase to our assets under management.

RESULTS OF OPERATIONS.

	Three months ended
	3/31/2015	3/31/2016	Dollar change	Percentage change
(in millions, except per-share data)
Investment advisory fees	$896.5	$870.8	$(25.7)	(2.9)%
Net revenues	$1,027.0	$994.1	$(32.9)	(3.2)%
Operating expenses	$549.2	$583.2	$34.0	6.2%
Net operating income	$477.8	$410.9	$(66.9)	(14.0)%
Non-operating income	$26.8	$85.1	$58.3	217.5%
Net income attributable to T. Rowe Price Group	$309.5	$295.2	$(14.3)	(4.6)%

Diluted earnings per share on common stock of T. Rowe Price Group	$1.13	$1.15	$.02	1.8%

Average assets under management (in billions)	$759.0	$728.1	$(30.9)	(4.1)%

Investment advisory fees earned in the first quarter of 2016 decreased over the comparable 2015 quarter as average assets under our management decreased $30.9 billion, or 4.1%, to $728.1 billion. The average annualized effective fee rate earned on our assets under management during the first quarter of 2016 was 48.1 basis points compared with 47.9 basis points earned during the first quarter of 2015. The increase was primarily a result of a decline in money market fee waivers of $9.7 million from the first quarter of 2015. We voluntarily waived in the 2016 quarter $4.0 million in money market related fees, including advisory fees and fund expenses, in order to maintain a positive yield for fund investors. These fee waivers represent less than 1% of total investment advisory fees earned during the first quarter of 2016 and were waived from certain money market mutual funds and trusts, which have combined net assets of $15.8 billion at March 31, 2016. We expect that these fee waivers will continue for the remainder of 2016.

Our operating margin in the first quarter of 2016 was 41.3%, compared to 46.5% in the 2015 quarter, as we continue to make investments to broaden and deepen our investment management, distribution, and service capabilities around the world despite the impact recent market volatility has had on our net revenues.

The first quarter of 2016 results were impacted by greater non-operating income resulting from higher realized gains on investments and implementing new accounting guidance related to the consolidation of certain sponsored investment portfolios. When aggregated, these items added $.11 in diluted earnings per common share in the quarter when compared to the prior year period.

On January 1, 2016, we implemented new accounting guidance that requires us to consolidate certain sponsored investment portfolios in which we are deemed to have a controlling interest. This results in the recognition in our consolidated statements of income each portfolio's investment income and operating expenses, including the portion attributable to redeemable non-controlling interests. The portion attributable to redeemable non-controlling interests is removed from our net income to arrive at net income attributable to T. Rowe Price Group, which is used in our calculation of earnings per share. For the first quarter of 2016, the impact (in millions) of consolidating these sponsored investment portfolios on the individual lines of the firm's income statement is as follows:

Operating expenses reflected in net operating income	$(2.6)
Net investment income reflected in non-operating income	23.8
Impact on income before taxes	$21.2

Attributable to the firm's interest in the consolidated sponsored investment portfolios	$12.0
Attributable to redeemable non-controlling interests (unrelated third party investors)	9.2
$21.2

Net revenues

Investment advisory revenues earned in the first quarter of 2016 from the T. Rowe Price mutual funds distributed in the U.S. were $632.1 million, a decrease of $13.8 million, or 2.1%, from the comparable 2015 quarter. Average mutual fund assets under management in the first quarter of 2016 were $465.6 billion, a decrease of 4.4% from the average in the first quarter of 2015. The decline in revenues from lower average mutual fund assets under management was muted some by the reduction in money market fee waivers made in the first quarter of 2016 compared with the 2015 quarter.

Investment advisory revenues earned in the first quarter of 2016 from the other investment portfolios were $238.7 million, a decrease of $11.9 million, or 4.7%, from the comparable 2015 quarter. Average assets under management in the first quarter of 2016 were $262.5 billion, a decrease of 3.5% from the average in the first quarter of 2015.

Administrative fee revenues decreased $3.6 million to $89.4 million in the first quarter of 2016, as fund accounting and portfolio recordkeeping operations we have provided to our sponsored U.S. mutual funds prior to August 2015 are now being performed by BNY Mellon. Changes in administrative fee revenues are generally offset by similar changes in related operating expenses that are incurred to provide services to the funds and their investors.

Operating expenses

Compensation and related costs were $355.2 million in the first quarter of 2016, an increase of $8.7 million, or 2.5%, compared to the first quarter of 2015. The largest part of the change is attributable to a $12.0 million increase in base salaries and related benefits which results from a modest increase in salaries at the beginning of 2016 combined with a 2.5% increase in our average staff size from the first quarter of 2015. Our stock-based compensation expense has also increased $5.8 million in the first quarter of 2016. These increases are offset by a $2.2 million decrease in the interim accrual for our annual variable compensation programs. Our interim accrual for annual variable compensation program is recognized ratably over the year using the ratio of recognized quarterly net operating income to forecasted annual net operating income. The increase in compensation and related costs and our average staff size from the 2015 quarter were also muted by lower compensation costs resulting from shifting 210 associates in August 2015 and providing ongoing transition support to BNY Mellon. However, these lower compensation costs are offset by increases in costs paid to BNY Mellon to provide these administrative services and other transition-related activities, which are reflected in other operating expenses. We employed 6,061 associates at March 31, 2016.

Occupancy and facility costs, together with depreciation and amortization expense, were $73.6 million in the first quarter of 2016, up $6.2 million compared to the first quarter of 2015. The increase is primarily related to ongoing updates and enhancements of technology capabilities, including related maintenance programs.

Advertising and promotion costs were $23.1 million in the first quarter of 2016, compared with $25.3 million in the comparable 2015 period. We currently expect advertising and promotion costs for the full-year 2016 to be comparable to 2015 levels.

Other operating expenses in the first quarter of 2016 were up $24.9 million from the comparable 2015 quarter. About half of the increase is attributable to costs now being paid to BNY Mellon for the performance of certain administrative services as well as implementation services related to the transition of fund accounting and portfolio recordkeeping operations to their technology platform. The remainder of the increase in costs is due to higher business demands and the firm's continued investment in its operating capabilities.

Non-operating income

Net non-operating income in the first quarter of 2016 was $85.1 million, an increase of $58.3 million from the 2015 quarter. The following table details the components of non-operating income (in millions) during the first quarter of 2015 and 2016.

	Three months ended		2016 vs. 2015
	3/31/2015	3/31/2016	Dollar change

Net gains realized on dispositions of available-for-sale investments	$16.6	$52.3	$35.7
Ordinary and capital gain dividends on sponsored fund investments	3.4	1.5	(1.9)
Investment gains on sponsored equity method and trading investments	2.7	5.3	2.6
Net investment income on sponsored fund investments not consolidated	22.7	59.1	36.4
Other investment income	2.9	2.2	(.7)
Total investment income on investments	25.6	61.3	35.7
Net investment income on consolidated sponsored investment portfolios	2.3	23.8	21.5
Other non-operating expense	(1.1)	—	1.1
Non-operating income	$26.8	$85.1	$58.3

We sold certain available-for-sale holdings during the first quarter of 2016 and used the proceeds to provide seed capital to new and existing sponsored products in support of our distribution efforts outside the United States. The investment income on consolidated sponsored investment portfolios represents each portfolio’s total investment income, including the portion that is attributable to unrelated third party investors. The investment income on consolidated sponsored investment portfolios has increased in the first quarter of 2016 as the number of portfolios we consolidated increased significantly upon the adoption of the new consolidation accounting guidance. See Note 1, The Company and Basis of Preparation, in the condensed consolidated financial statements contained in Part I, Item 1 of this filing.

Provision for income taxes

The effective tax rate for the first quarter of 2016 was 38.6%. We currently estimate that our effective rate for the full-year 2016 will be about 38.7%. Our effective income tax rate reflects the relative contribution of pre-tax income generated by our non-U.S. subsidiaries that are subject to tax rates that are lower than our U.S. rates. Changes in the relative contribution of pre-tax income from U.S. and non-U.S. sources or changes in tax rates in the U.S. or relevant non-U.S. jurisdictions may affect our effective income tax rate and overall net income in the future.

CAPITAL RESOURCES AND LIQUIDITY.

We remain debt-free with ample liquidity, including cash and discretionary sponsored portfolio investment holdings of $1.9 billion at March 31, 2016. We also have seed capital investments in sponsored investment portfolios of $1.2 billion, of which $.9 billion are interests in sponsored investment portfolios that we consolidate in our financial statements and are discussed in more detail below. We expended $206.7 million to repurchase 3.1 million shares of our common stock in the first quarter of 2016, and will generally repurchase our common stock over time to offset the dilution created by our equity-based compensation plans. We anticipate property and equipment expenditures for the full year 2016 to be up to $180 million, of which about two-thirds is planned for technology initiatives. Given the availability of our financial resources, we expect to fund our anticipated capital expenditures with operating resources and do not maintain an available external source of liquidity.

On January 1, 2016, we implemented new consolidation accounting guidance that resulted in the consolidation of sponsored investment portfolios in which we have a controlling interest in our financial statements. Our condensed consolidated balance sheet now reflects the cash and cash equivalents, investments, other assets and liabilities of the sponsored portfolios as well as redeemable non-controlling interests for the portion of the sponsored portfolios that are held by unrelated third party investors. At March 31, 2016, the net assets of our consolidated sponsored investment portfolios included in our condensed consolidated balance sheet totaled $1,768.1 million, of which Price Group’s interest was $943.0 million and the interests held by unrelated third party investors was $825.1 million.

Although we can redeem our net interest in these sponsored investment portfolios at any time, we cannot directly access or sell the assets held by the portfolios to obtain cash for general operations. Additionally, the assets of these investment portfolios are not available to our general creditors. Our interest in these sponsored investment portfolios represents seed capital that is redeemable, although we generally expect to be invested for several years until unrelated third party investors substantially reduce our relative ownership percentage.

The following table summarizes the cash flows (in millions) for the three months ended March 31, 2016, that are attributable to Price Group and our consolidated sponsored investment portfolios. The table also reflects the eliminations required in preparing our condensed consolidated statement of cash flow for the three months ended March 31, 2016.

	For three months ended 3/31/2016
	Cash flow attributable to Price Group	Cash flow attributable to consolidated sponsored investment portfolios	Eliminations	As reported on statement of cash flows	As reported for the three months ended 3/31/2015
Net cash provided by operating activities	$498.5	$(433.5)	$(1.4)	$63.6	$543.8
Net cash provided by (used in) investing activities	(35.2)	69.1	173.9	207.8	(34.1)
Net cash used in financing activities	(312.7)	443.3	(172.5)	(41.9)	(205.4)
Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment portfolios	—	(1.4)	—	(1.4)	—
Net change in cash and cash equivalents during period	150.6	77.5	—	228.1	304.3
Cash and cash equivalents at beginning of year	1,172.3	—	—	1,172.3	1,506.1
Cash and cash equivalents at end of period	$1,322.9	$77.5	$—	$1,400.4	$1,810.4

Operating activities attributable to Price Group during the first quarter of 2016 provided cash flows of $498.5 million, down $45.3 million from the 2015 period. In calculating cash flows provided by operating activities, we adjusted for $52.3 million in realized gains during the first quarter of 2016 compared with $16.6 million in the comparable 2015 quarter. The remainder of the decrease is primarily related to the $14.3 million reduction in net income attributable to Price Group for the first quarter of 2016. Our interim operating cash flows do not include the cash impact of variable compensation that is accrued throughout the year before being substantially paid out in December. The net cash provided by operating activities attributable to Price Group were offset in part by the cash outflows attributable to our consolidated sponsored investment and the net change in trading securities held in their underlying investment portfolios.

Net cash used in investing activities that are attributable to Price Group totaled $35.2 million in the first quarter of 2016. During the first quarter of 2016, proceeds from the sale of certain investments were used to provide seed capital to new and existing sponsored investment portfolios that we consolidate. Since we consolidate these sponsored portfolios, the seed capital provided of $173.9 million in the 2016 quarter was eliminated in consolidation and the net proceeds of $176.2 million is reflected as net cash provided by investing activities in the first quarter of 2016. Net cash of our consolidated sponsored investment portfolios that we consolidated or deconsolidated added net cash of $69.1 million during the first quarter of 2016. Additionally, our property and equipment additions were $6.1 million lower in the first quarter of 2016 compared to the 2015 period.

Net cash used in financing activities attributable to Price Group were $312.7 million in the first quarter of 2016 compared with $205.4 million in the 2015 quarter. We expended $93.1 million more in common stock purchases in the first quarter of 2016 compared to the 2015 period. The cash proceeds received from stock options exercises were lower in the first quarter of 2016 by $11.5 million compared with the 2015 period. The net cash used in financing activities attributable to Price Group were offset by $270.8 million in cash provided by consolidated sponsored investment portfolios from the net subscriptions received from and redemptions/distributions paid to redeemable non-controlling interest holders.

Since the end of 2013, we have returned $3.3 billion to stockholders through stock repurchases, our regular quarterly dividends, and one special dividend.

(in millions)	Recurring dividend	Special dividend	Stock repurchases	Total cash returned to stockholders
2014	462.1	—	415.5	877.6
2015	534.5	524.5	987.8	2,046.8
Three-months ended March 31, 2016	135.9		206.7	342.6
Total	$1,132.5	$524.5	$1,610	$3,267.0

CRITICAL ACCOUNTING POLICIES.

The preparation of financial statements often requires the selection of specific accounting methods and policies from among several acceptable alternatives. Further, significant estimates and judgments may be required in selecting and applying those methods and policies in the recognition of the assets and liabilities in our consolidated balance sheets, the revenues and expenses in our consolidated statements of income, and the information that is contained in our significant accounting policies and notes to consolidated financial statements. Making these estimates and judgments requires the analysis of information concerning events that may not yet be complete and of facts and circumstances that may change over time. Accordingly, actual amounts or future results can differ materially from those estimates that we include currently in our consolidated financial statements, significant accounting policies, and notes. Given the impact the implementation of Accounting Standards Update No. 2015-02 - Consolidation (Topic 810): Amendments to the Consolidation Analysis on January 1, 2016, has had on our consolidated financial statements, we now consider our consolidation policy one of the policies that are most critical to the preparation and understanding of our consolidated financial statements. Our consolidation policy is included in Note 1-The Company and Basis for Preparation, in the condensed consolidation financial statements contained in Part I, Item 1 of this filing. There have been no other material changes in the critical accounting policies previously identified in our 2015 Annual Report on Form 10-K.

NEW ACCOUNTING STANDARDS.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 — Revenue from Contracts with Customers and subsequently have issued three related accounting standard updates clarifying several aspect of the ASU 2014-09. The overall objective of the new standard updates is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The revenue standard contains principles that will be applied to determine the measurement of revenue and timing of when it is recognized. We would be required to adopt the new standard on January 1, 2018. We are currently evaluating the impact these standards will have on our financial position and results of operations.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01 — Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017, and requires a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Early adoption is not permitted. The new guidance will require the change in fair value of equity investments with readily determinable fair values to be recognized through the income statements. We are currently evaluating the full impact of the standard, however, upon adoption the change in the fair value of our available-for-sale investments will be recognized in our consolidated income statement instead of our consolidated statement of comprehensive income.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02—Leases (Topic 842). The objective of the update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact this standard will have on our financial position and results of operations.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Early adoption is permitted. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the impact this standard will have on our financial position and results of operations.

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our condensed consolidated statements, including those we have not yet adopted. We do not believe that any such guidance has or will have a material effect on our financial position or results of operations.

FORWARD-LOOKING INFORMATION.

From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this report, may contain certain forward-looking information, including information or anticipated information relating to: our revenues, net income and earnings per share on common stock; changes in the amount and composition of our assets under management; our expense levels; our estimated effective income tax rate; and our expectations regarding financial markets, future transactions, dividends, investments, capital expenditures, stock repurchases, and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A, Risk Factors, of our Form 10-K Annual Report for 2015. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

Our future revenues and results of operations will fluctuate primarily due to changes in the total value and composition of assets under our management. Such changes result from many factors including, among other things: cash inflows and outflows in the T. Rowe Price U.S. mutual funds (Price funds) and other managed investment portfolios; fluctuations in global financial markets that result in appreciation or depreciation of the assets under our management; our introduction of new mutual funds and investment portfolios; and changes in retirement savings trends relative to participant-directed investments and defined contribution plans. The ability to attract and retain investors’ assets under our management is dependent on investor sentiment and confidence; the relative investment performance of the Price funds and other managed investment portfolios as compared to competing offerings and market indexes; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; and our level of success in implementing our strategy to expand our business. Our revenues are substantially dependent on fees earned under contracts with the Price funds and could be adversely affected if the independent directors of one or more of the Price funds terminated or significantly altered the terms of the investment management or related administrative services agreements. Non-operating income will also fluctuate as a result of the consolidation of certain of our investment portfolios as well as the size of our investments, changes in their market valuations, and any other-than-temporary impairments that may arise, or in the case of our equity method investments, our proportionate share of the investee’s net income.

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

There has been no material change in the information provided in Item 7A of the Form 10-K Annual Report for 2015.

Item 4.	Controls and Procedures.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of March 31, 2016, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the first quarter of 2016, and has concluded that there was no change during the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

With the exception of the following additions or updates to the list of current and proposed legal or regulatory requirements discussed in Item 1A of our Form 10-K Annual Report for 2015 there have been no material changes in the risk factors previously provided.

During the first quarter of 2016, the U.S. Department of Labor finalized changes to definitions and rules related to fiduciaries. These changes will require modifications to our distribution activities and may impact our ability to service clients in the manner we service them today or engage in certain types of distribution activities. The Securities and Exchange Commission (SEC) is considering its own fiduciary rule proposal. Any such rule may also have an impact on our business activities.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchase activity during the first quarter of 2016 is as follows.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January	2,270,279	$66.39	2,259,905	17,531,526
February	874,117	$66.81	850,000	16,681,526
March	250,936	$72.99	—	16,681,526
Total	3,395,332	$66.99	3,109,905

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorization, outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options, and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the first quarter of 2016, 284,728 were related to shares surrendered in connection with employee stock option exercises and 699 were related to shares withheld to cover tax withholdings associated with the vesting of restricted stock awards.

The 3,109,905 shares of our common stock were repurchased pursuant to the Board of Directors’ December 11, 2014, publicly announced authorization. The maximum number of shares that may yet be purchased as of March 31, 2016, under the Board of Directors’ December 11, 2014 and December 10, 2015 publicly announced authorizations are 16,681,526.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On April 26, 2016, we issued an earnings release reporting our results of operations for the first quarter of 2016. A copy of that earnings release is furnished herewith as Exhibit 99. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

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

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of December 10, 2015. (Incorporated by reference from Form 8-K Current Report file on December 10, 2015; File No. 000-32191).

10.05
Fund Accounting Services Agreement as of January 1, 2014 between T. Rowe Price Associates, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 27, 2015; File No. 033-16567).

10.21	Employment Agreement as of March 15, 2016, between T. Rowe Price International Limited and Christopher Alderson.

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99	Earnings release issued April 26, 2016, reporting our results of operations for the first quarter of 2016.

101
The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s unaudited condensed consolidated interim financial statements and notes that are included in this Form 10-Q Report.

101.INS XBRL Instance Document (File name: trow-20160331.xml).

101.SCH XBRL Taxonomy Extension Schema Document (File name: trow-20160331.xsd).

101.CAL XBRL Taxonomy Calculation Linkbase Document (File name: trow-20160331_cal.xml).

101.LAB XBRL Taxonomy Label Linkbase Document (File name: trow-20160331_lab.xml).

101.PRE XBRL Taxonomy Presentation Linkbase Document (File name: trow-20160331_pre.xml).

101.DEF XBRL Taxonomy Definition Linkbase Document (File name: trow-20160331_def.xml).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 26, 2016.
T. Rowe Price Group, Inc.

By:    /s/ Kenneth V. Moreland
Vice President, Chief Financial Officer and Treasurer