Form 10-Q
period 2016-06-30
PRICE T ROWE GROUP INC
filed 2016-07-26
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
Commission File Number: 000-32191
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
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, July 22, 2016, is 248,552,147.
The exhibit index is at Item 6 on page 34.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2015	6/30/2016
ASSETS
Cash and cash equivalents	$1,172.3	$1,275.2
Accounts receivable and accrued revenue	446.0	427.4
Investments	1,961.2	1,122.2
Assets of consolidated sponsored investment portfolios ($0 and $1,894.0 million, respectively, related to variable interest entities)	57.7	2,143.2
Property and equipment, net	607.1	620.8
Goodwill	665.7	665.7
Other assets	196.9	327.2
Total assets	$5,106.9	$6,581.7

LIABILITIES
Accounts payable and accrued expenses	$170.6	$180.6
Liabilities of consolidated sponsored investment portfolios ($0 and $63.2 million, respectively, related to variable interest entities)	—	77.9
Accrued compensation and related costs	153.1	343.0
Income taxes payable	21.2	8.9
Total liabilities	344.9	610.4

Commitments and contingent liabilities

Redeemable non-controlling interests	—	1,110.4

STOCKHOLDERS’ EQUITY
Preferred stock, undesignated, $.20 par value – authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value - authorized 750,000,000; issued 250,469,000 shares at December 31, 2015, and 248,502,000 at June 30, 2016	50.1	49.7
Additional capital in excess of par value	654.6	703.7
Retained earnings	3,970.7	4,081.2
Accumulated other comprehensive income	86.6	26.3
Total stockholders’ equity	4,762.0	4,860.9
Total liabilities, redeemable non-controlling interests, and stockholders’ equity	$5,106.9	$6,581.7

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Three months ended		Six months ended
	6/30/2015	6/30/2016	6/30/2015	6/30/2016
Revenues
Investment advisory fees	$942.2	$920.6	$1,838.7	$1,791.4
Administrative fees	91.6	88.5	184.6	177.9
Distribution and servicing fees	38.6	35.6	76.1	69.5
Net revenues	1,072.4	1,044.7	2,099.4	2,038.8

Operating expenses
Compensation and related costs	360.9	371.0	707.4	726.2
Advertising and promotion	14.2	14.9	39.5	38.0
Distribution and servicing costs	38.6	35.6	76.1	69.5
Depreciation and amortization of property and equipment	32.2	33.8	61.3	66.0
Occupancy and facility costs	39.9	40.8	78.2	82.2
Other operating expenses	78.8	98.9	151.3	196.3
Nonrecurring charge related to Dell appraisal rights matter	—	166.2	—	166.2
Total operating expenses	564.6	761.2	1,113.8	1,344.4

Net operating income	507.8	283.5	985.6	694.4

Non-operating income
Net investment income on investments	34.1	15.3	60.0	76.6
Net investment income on consolidated sponsored investment portfolios	(1.3)	26.4	.7	50.2
Other income (expenses)	.2	(.2)	(.9)	(.2)
Total non-operating income	33.0	41.5	59.8	126.6

Income before income taxes	540.8	325.0	1,045.4	821.0
Provision for income taxes	207.6	121.8	402.7	313.4
Net income	$333.2	$203.2	$642.7	$507.6
Less: net income attributable to redeemable non-controlling interests	—	7.9	—	17.1
Net income attributable to T. Rowe Price Group	$333.2	$195.3	642.7	490.5

Earnings per share on common stock of T. Rowe Price Group
Basic	$1.28	$.78	$2.45	$1.95
Diluted	$1.24	$.76	$2.39	$1.91

Dividends declared per share	$.52	$.54	$3.04	$1.08

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three months ended		Six months ended
	6/30/2015	6/30/2016	6/30/2015	6/30/2016
Net income	$333.2	$203.2	$642.7	$507.6
Other comprehensive loss
Net unrealized holding gains (losses) on available-for-sale investments	5.1	5.4	22.1	(.9)
Reclassification adjustments recognized in non-operating income:
Net gains realized on dispositions determined using average cost	(22.7)	—	(39.3)	(52.3)
Total net unrealized holding gains (losses) recognized in other comprehensive income	(17.6)	5.4	(17.2)	(53.2)
Currency translation adjustments
Consolidated sponsored investment portfolios - variable interest entities	—	(26.9)	—	14.0
Equity method investments	(1.9)	—	(4.1)	(.8)
Total currency translation adjustments	(1.9)	(26.9)	(4.1)	13.2
Other comprehensive loss before income taxes	(19.5)	(21.5)	(21.3)	(40.0)
Net deferred tax benefits	7.1	1.8	10.7	18.2
Total other comprehensive loss	(12.4)	(19.7)	(10.6)	(21.8)
Total comprehensive income	320.8	183.5	$632.1	$485.8
Less: comprehensive income (loss) attributable to redeemable non-controlling interests	—	(9.0)	—	$23.1
Comprehensive income attributable to T. Rowe Price Group	$320.8	$192.5	$632.1	$462.7

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (See Note 11)
(in millions)

	Six months ended
	6/30/2015	6/30/2016
Cash flows from operating activities
Net income	$642.7	$507.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization of property and equipment	61.3	66.0
Stock-based compensation expense	66.6	75.6
Realized gains on dispositions of available-for-sale sponsored investment portfolios	(39.3)	(52.3)
Net gains recognized on investments	(5.8)	(16.9)
Net change in trading securities held by consolidated sponsored investment portfolios	(5.4)	(717.2)
Other changes in assets and liabilities	166.6	105.7
Net cash provided by (used in) operating activities	886.7	(31.5)

Cash flows from investing activities
Purchases of available-for-sale sponsored fund investments	(146.4)	—
Dispositions of available-for-sale sponsored fund investments	195.6	89.2
Net cash of sponsored investment portfolios on consolidation (deconsolidation)	—	68.3
Additions to property and equipment	(79.9)	(79.2)
Other investing activity	(3.2)	83.7
Net cash provided by (used in) investing activities	(33.9)	162.0

Cash flows from financing activities
Repurchases of common stock	(353.8)	(244.0)
Common share issuances under stock-based compensation plans	42.0	59.4
Excess tax benefits from stock-based compensation plans	16.6	17.3
Dividends paid to common stockholders of T. Rowe Price Group	(794.5)	(271.6)
Net subscriptions received from redeemable non-controlling interest holders	—	540.0
Net cash provided by (used in) financing activities	(1,089.7)	101.1

Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment portfolios	—	(21.3)

Net change in cash and cash equivalents during period	(236.9)	210.3
Cash and cash equivalents at beginning of year	1,506.1	1,172.3
Cash and cash equivalents at end of period, including $107.4 million held by consolidated sponsored investment portfolios at June 30, 2016	$1,269.2	$1,382.6

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2015	250,469	$50.1	$654.6	$3,970.7	$86.6	$4,762.0	$—
Reclassification of sponsored investment portfolios upon adoption of new accounting guidance on January 1, 2016				32.5	(32.5)	—	672.7
Net income	—	—	—	490.5	—	490.5	17.1
Other comprehensive income (loss), net of tax	—	—	—	—	(27.8)	(27.8)	6.0
Dividends declared	—	—	—	(271.8)	—	(271.8)
Common stock-based compensation plans activity
Shares issued upon option exercises	1,657.3		59.6	—	—	59.9	—
Restricted shares issued, net of shares withheld for taxes	1	—	(.1)	—	—	(.1)	—
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	17	—	(.2)	—	—	(.2)	—
Forfeiture of restricted awards	(32)	—		—	—	—	—
Net tax benefits	—	—	16.8	—	—	16.8	—
Stock-based compensation expense	—	—	75.6	—	—	75.6	—
Common shares repurchased	(3,610)	(.7)	(102.6)	(140.7)	—	(244.0)	—
Net subscriptions into sponsored investment portfolios	—	—	—	—	—	—	575.9
Net deconsolidations of sponsored investment portfolios	—	—	—	—	—	—	(161.3)
Balances at June 30, 2016	248,502	$49.7	$703.7	$4,081.2	$26.3	$4,860.9	$1,110.4

The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	– THE COMPANY AND BASIS OF PREPARATION.

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

NEW ACCOUNTING GUIDANCE.

We implemented Accounting Standards Update No. 2015-02 - Consolidation (Topic 810): Amendments to the Consolidation Analysis on January 1, 2016, which did not require the restatement of prior year periods. In connection with the adoption of this guidance, we reevaluated all of our investments for consolidation, including our investments in sponsored investment portfolios. The adoption of the guidance resulted in sponsored investment products regulated outside the U.S. previously accounted for as voting interest entities (VOE) to be evaluated as variable interest entities (VIE) and led to the consolidation of an additional 24 portfolios that were previously accounted for as available-for-sale securities. The adoption also resulted in the consolidation of an additional eight U.S. sponsored investment portfolios that were previously accounted for as available-for sale-securities. The impact to the condensed consolidated balance sheet upon adoption was the consolidation of $1.6 billion of assets, $21.3 million of liabilities, and $672.7 million of non-controlling interests. We also reclassified $32.5 million in accumulated comprehensive income to retained earnings. The consolidation guidance provides a scope exception for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. Additional disclosures relating to consolidated voting interest entities and variable interest entities, and the impact the new accounting guidance has had on the quarter and year to date period are included in Note 5.

CONSOLIDATION.

Our condensed consolidated financial statements include the accounts of all subsidiaries and sponsored investment portfolios in which we have a controlling interest. We are generally deemed to have a controlling interest when we own the majority of the voting interest of an entity or are deemed to be the primary beneficiary of a VIE. We perform an analysis of our investments to determine if the investment entity is a VOE or VIE. Our analysis involves judgment and considers several factors, including an entity’s legal organization, capital structure, the rights of the equity investment holders, our ownership interest in the entity, and our contractual involvement with the entity. We continually review and reconsider our VIE or VOE conclusions upon the occurrence of certain events, such as changes to our ownership interest, changes to an entity’s legal structure, or amendments to governing documents. All material accounts and transactions between consolidated entities are eliminated in consolidation.

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

Accounts receivable from our sponsored U.S. mutual funds for advisory fees and advisory-related administrative services aggregate $252.8 million at December 31, 2015, and $246.7 million at June 30, 2016.

Revenues (in millions) from advisory services provided under agreements with our sponsored U.S. mutual funds and other investment clients include:

	Three months ended		Six months ended
	6/30/2015	6/30/2016	6/30/2015	6/30/2016
Sponsored U.S. mutual funds
Stock and blended asset	$575.5	$551.1	$1,118.7	$1,070.6
Bond and money market	107.5	118.0	210.2	230.6
	683.0	669.1	1,328.9	1,301.2
Other investment portfolios
Stock and blended asset	220.0	210.3	433.0	408.2
Bond, money market, and stable value	39.2	41.2	76.8	82.0
	259.2	251.5	509.8	490.2
Total	$942.2	$920.6	$1,838.7	$1,791.4

We voluntarily waived $12.5 million and $3.3 million in money market related fees, including advisory fees and fund expenses, in the second quarter of 2015 and 2016, respectively, in order to maintain a positive yield for fund investors. Fees waived during the six months ended June 30, 2015 and 2016 total $26.2 million and $7.3 million respectively.

The following table summarizes the investment portfolios and assets under management (in billions) on which we earn advisory fees.

	Average during		Average during
	the second quarter of		the first half of
	2015	2016	2015	2016
Sponsored U.S. mutual funds
Stock and blended asset	$398.9	$383.6	$390.2	$372.4
Bond and money market	107.3	108.5	106.5	106.4
	506.2	492.1	496.7	478.8
Other investment portfolios
Stock and blended asset	214.2	209.9	211.9	203.2
Bond, money market, and stable value	63.2	70.7	62.8	68.4
	277.4	280.6	274.7	271.6
Total	$783.6	$772.7	$771.4	$750.4

			As of
			12/31/2015	6/30/2016
Sponsored U.S. mutual funds
Stock and blended asset			$383.0	$384.8
Bond and money market			104.1	109.6
			487.1	494.4
Other investment portfolios
Stock and blended asset			209.8	209.8
Bond, money market, and stable value			66.2	72.4
			276.0	282.2
Total			$763.1	$776.6

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for 4.9% and 4.8% of our assets under management at December 31, 2015, and June 30, 2016, respectively.

The following table summarizes the other fees (in millions) earned from our sponsored U.S. mutual funds.

	Three months ended		Six months ended
	6/30/2015	6/30/2016	6/30/2015	6/30/2016
Administrative fees	$74.6	$69.7	$150.6	$142.0
Distribution and servicing fees	$38.6	$35.6	$76.1	$69.5

NOTE 3 - INVESTMENTS.

The carrying value of investments (in millions) we do not consolidate are as follows:

	12/31/2015	6/30/2016
Available-for-sale sponsored investment portfolios	$1,612.3	$579.1
Equity method investments
Sponsored investment portfolios	113.7	296.1
26% interest in UTI Asset Management Company Limited (India)	132.8	137.3
Investment partnerships	6.2	5.6
Trading investments
Sponsored investment portfolios	25.8	28.9
Other	—	4.2
Cost method investments	69.4	70.0
U.S. Treasury note	1.0	1.0
Total	$1,961.2	$1,122.2

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
During the first six months of 2016, certain sponsored investment portfolios were deconsolidated, in which we provided initial seed capital at the time of formation, as we no longer had a controlling interest. Additionally, a sponsored investment portfolio that was being accounted for as an equity method investment was consolidated as we regained a controlling interest. The net impact on our condensed consolidated balance sheet was a net reduction of portfolio assets of $363.2 million, liabilities of $2.2 million and redeemable non-controlling interests of $161.3 million, which were the carrying values on the deconsolidation and consolidation dates. Since our consolidated investment portfolios are carried at fair value, and the investment portfolio's functional currency was U.S. dollars, we did not recognize any gain or loss in our consolidated statement of income upon deconsolidation. Depending on our ownership interest, we are now reporting our residual interests in deconsolidated sponsored investment portfolios as either equity method or available-for-sale investments.

AVAILABLE-FOR-SALE SPONSORED INVESTMENT PORTFOLIOS.

The available-for-sale sponsored investment portfolios (in millions) include:

	Aggregate cost	Unrealized holding		Aggregate fair value
		gains	losses
December 31, 2015
Stock and blended asset funds	$428.6	$180.3	$(9.1)	$599.8
Bond funds	990.5	39.1	(17.1)	1,012.5
Total	$1,419.1	$219.4	$(26.2)	$1,612.3

June 30, 2016
Stock and blended asset funds	$108.0	$87.0	$(.1)	$194.9
Bond funds	380.3	5.3	(1.4)	384.2
Total	$488.3	$92.3	$(1.5)	$579.1

The following table details the number of holdings, the unrealized holding losses, and the aggregate fair value of available-for-sale sponsored investment portfolios with unrealized losses categorized by the length of time they have been in a continuous unrealized loss position:

	Number of holdings	Unrealized holding losses	Aggregate fair value
December 31, 2015
Less than 12 months	18	$(15.8)	$419.6
12 months or more	4	(10.4)	298.6
Total	22	$(26.2)	$718.2

June 30, 2016
Less than 12 months	5	$(.1)	$1.7
12 months or more	1	(1.4)	169.3
Total	6	$(1.5)	$171.0

In addition to the duration of the impairments, we reviewed the severity of the impairment as well as our intent and ability to hold the investments for a period of time sufficient for an anticipated recovery in fair value. Accordingly, impairment of these investment holdings is considered temporary at December 31, 2015, and June 30, 2016.

VARIABLE INTEREST ENTITIES.
Our investments at June 30, 2016, include $83.6 million of investments in variable interest entities that we do not consolidate as we are not deemed the primary beneficiary. Our maximum risk of loss related to our involvement with these entities at June 30, 2016, is $140.7 million, which includes our carrying value, any unfunded capital commitments, and uncollected investment advisory and administrative fees.

NOTE 4	– FAIR VALUE MEASUREMENTS.

We determine the fair value of our cash equivalents and certain investments using the following broad levels of inputs as defined by related accounting standards:

Level 1 – quoted prices in active markets for identical securities.
Level 2 – observable inputs other than Level 1 quoted prices including, but not limited to, quoted prices for similar securities, interest rates, prepayment speeds, and credit risk. These inputs are based on market data obtained from independent sources. We do not value any investments using Level 2 inputs.
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

Level 1
December 31, 2015
Cash equivalents	$997.5
Available-for-sale sponsored investment portfolios	1,612.3
Sponsored investment portfolios held as trading	25.8
Total	$2,635.6

June 30, 2016
Cash equivalents	$1,085.5
Available-for-sale sponsored investment portfolios	579.1
Sponsored investment portfolios held as trading	28.9
Other trading investments	4.2
Total	$1,697.7

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

The following table details the net assets of consolidated sponsored investment portfolios at June 30, 2016.

	Voting interest entities	Variable interest entities	Total
Cash and cash equivalents	$12.1	$95.3	$107.4
Investments	221.5	1,716.0	1,937.5
Other assets	15.6	82.7	98.3
Total assets	249.2	1,894.0	2,143.2
Liabilities	14.7	63.2	77.9
Net assets	$234.5	$1,830.8	$2,065.3

Attributable to redeemable non-controlling interests	$73.3	$1,037.1	$1,110.4
Attributable to T. Rowe Price Group	161.2	793.7	954.9
	$234.5	$1,830.8	$2,065.3

Although we can redeem our net interest in these sponsored investment portfolios at any time, we cannot directly access or sell the assets held by the portfolios to obtain cash for general operations. Additionally, the assets of these investment portfolios are not available to our general creditors.

Since third party investors in these investment funds have no recourse to our credit, our overall risk related to the net assets of consolidated sponsored investment portfolios is limited to valuation changes associated with our net interest. We, however, are required to recognize the valuation changes associated with all underlying investments held by these portfolios in our condensed consolidated statements of income, and disclose the portion attributable to third party investors as net income attributable to redeemable non-controlling interests.

The operating results (in millions) of the consolidated sponsored investment portfolios for the three- and six-months ended June 30, 2016, are reflected in our condensed consolidated statement of income as follows:

	Three months ended 6/30/2016			Six months ended 6/30/2016
	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(.3)	$(3.2)	$(3.5)	$(.8)	$(5.3)	$(6.1)
Net investment income reflected in non-operating income	5.8	20.6	26.4	12.1	38.1	50.2
Impact on income before taxes	$5.5	$17.4	$22.9	$11.3	$32.8	$44.1

Attributable to T. Rowe Price Group	3.9	11.1	15.0	7.7	19.3	27.0
Attributable to redeemable non-controlling interests	$1.6	$6.3	$7.9	$3.6	$13.5	$17.1
	$5.5	$17.4	$22.9	$11.3	$32.8	$44.1

The operating expenses of these consolidated portfolios are reflected in other operating expenses. For the three- and six-months ended June 30, 2016, we eliminated $1.8 million and $3.1 million, respectively, of these expenses against our investment advisory and administrative fees earned in preparing our condensed consolidated financial statements. The net investment income reflected in non-operating income includes dividend and interest income, and realized and unrealized gains and losses on the underlying securities held by the consolidated sponsored investment portfolios.

The table below details the impact of these consolidated investment portfolios on the individual lines of our condensed consolidated statement of cash flows (in millions) for the six months ended June 30, 2016.

	Six months ended 6/30/2016
	Voting interest entities	Variable interest entities	Total
Net cash provided by (used in) operating activities	$(40.9)	$(632.4)	$(673.3)
Net cash provided by (used in) investing activities	25.4	42.9	68.3
Net cash provided by (used in) financing activities	27.6	706.1	733.7
Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment portfolios	—	(21.3)	(21.3)
Net change in cash and cash equivalents during period	12.1	95.3	107.4
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of period	$12.1	$95.3	$107.4

The net cash provided by (used in) financing activities during the first half of 2016 includes $193.7 million of net subscriptions we made into the consolidated sponsored investment portfolios, net of dividends received. These cash flows were eliminated in consolidation.

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

	Level 1	Level 2
December 31, 2015
Assets
Equity securities	$2.8	$11.2
Fixed income securities	—	43.0
Other investments	.7	—
	$3.5	$54.2

June 30, 2016
Assets
Cash equivalents	$10.8	$1.1
Equity securities	213.4	326.6
Fixed income securities	—	1,370.6
Other investments	.3	26.6
	$224.5	$1,724.9

Liabilities	$3.3	$21.1

NOTE 6 – STOCKHOLDERS’ EQUITY.

DIVIDENDS.

Regular cash dividends declared per share during the first six months of 2015 and 2016 were $1.04 and $1.08, respectively. A $2.00 per share special dividend was also declared and paid in the first six months of 2015.

NOTE 7	– STOCK-BASED COMPENSATION.

STOCK OPTIONS.

The following table summarizes the status of and changes in our stock options during the first half of 2016.

	Options	Weighted- average exercise price
Outstanding at December 31, 2015	30,818,229	$59.24
Non-employee director grants	13,050	$75.29
Exercised	(2,254,311)	$46.27
Forfeited	(259,173)	$71.55
Expired	(16,107)	$77.65
Outstanding at June 30, 2016	28,301,688	$60.16
Exercisable at June 30, 2016	17,625,997	$53.02

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of and changes in our nonvested restricted shares and restricted stock units during the first half of 2016.

	Restricted shares	Restricted stock units	Weighted-average fair value
Nonvested at December 31, 2015	1,470,827	2,216,431	$74.66
Time-based grants	2,600	1,498,275	$70.33
Performance-based grants	—	200,223	$70.26
Vested	(17,460)	(16,276)	$77.09
Forfeited	(31,547)	(47,491)	$74.78
Nonvested at June 30, 2016	1,424,420	3,851,162	$73.24

The nonvested at June 30, 2016, includes 21,600 performance-based restricted shares and 394,834 performance-based restricted stock units. These performance-based restricted shares and units include 21,600 restricted shares and 134,385 restricted stock units for which the performance period has lapsed and the performance threshold has been met.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense (in millions) to be recognized over the remaining vesting periods of the stock-based awards outstanding at June 30, 2016. Estimated future compensation expense will change to reflect future option grants; future awards of unrestricted shares and restricted stock units; changes in estimated forfeitures; changes in the probability of performance thresholds being met; and adjustments for actual forfeitures.

Third quarter 2016	39.3
Fourth quarter 2016	35.6
2017	102.5
2018 through 2021	101.6
Total	$279.0

NOTE 8	– EARNINGS PER SHARE CALCULATIONS.

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

	Three months ended		Six months ended
	6/30/2015	6/30/2016	6/30/2015	6/30/2016
Net income attributable to T. Rowe Price Group	$333.2	$195.3	$642.7	$490.5
Less: net income allocated to outstanding restricted stock and stock unit holders	4.1	3.8	9.8	9.4
Net income allocated to common stockholders	$329.1	$191.5	$632.9	$481.1

Weighted-average common shares
Outstanding	257.7	246.9	258.2	246.8
Outstanding assuming dilution	264.6	252.1	265.1	251.8

The following table shows the weighted-average outstanding stock options (in millions) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive.

	Three months ended		Six months ended
	6/30/2015	6/30/2016	6/30/2015	6/30/2016
Weighted-average outstanding stock options excluded	5.7	7.7	5.1	9.2

NOTE 9 - OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME.

The following table presents the impact of the components (in millions) of other comprehensive income or loss on deferred tax benefits (income taxes).

	Three months ended		Six months ended
	6/30/2015	6/30/2016	6/30/2015	6/30/2016
Net deferred tax benefits on:
Net unrealized holding gains or losses	$(2.4)	$(2.1)	$(5.5)	$.4
Reclassification adjustments recognized in the provision for income taxes:
Net gains realized on dispositions	8.8	—	14.7	20.6
Net deferred tax benefits on net unrealized holding gains or losses	6.4	(2.1)	9.2	21.0
Total deferred tax benefits (income taxes) on currency translation adjustments	.7	3.9	1.5	(2.8)
Total net deferred tax benefits	$7.1	$1.8	$10.7	$18.2
The changes (in millions) in each component of accumulated other comprehensive income, including reclassification adjustments for the first half of 2016 are presented in the table below.

		Currency translation adjustments
	Net unrealized holding gains	Equity method investments	Consolidated sponsored investment portfolios - variable interest entities	Total currency translation adjustments	Total
Balances at December 31, 2015	$120.3	$(30.9)	$(2.8)	$(33.7)	$86.6
Reclassification of accumulated other comprehensive income to retained earnings upon adoption of the new consolidation accounting guidance	(32.0)	(.5)	—	(.5)	(32.5)
Balance at January 1, 2016	88.3	(31.4)	(2.8)	(34.2)	54.1
Other comprehensive income (loss) before reclassifications and income taxes	(.9)	(.8)	8.0	7.2	6.3
Reclassification adjustments recognized in non-operating income	(52.3)	—	—	—	(52.3)
	(53.2)	(.8)	8.0	7.2	(46.0)
Net deferred tax benefits	21.0	.3	(3.1)	(2.8)	18.2
Other comprehensive income (loss)	(32.2)	(.5)	4.9	4.4	(27.8)
Balances at June 30, 2016	$56.1	$(31.9)	$2.1	$(29.8)	$26.3

NOTE 10 - DELL APPRAISAL RIGHTS MATTER.

During the second quarter of 2016, we recognized a nonrecurring operating charge of $166.2 million to compensate certain T. Rowe Price mutual funds, trusts, separately managed accounts, and subadvised clients (collectively, “Clients”) for the difference in valuation plus statutory interest, resulting from the denial of their appraisal rights by the Delaware Chancery Court (Court) in connection with the 2013 leveraged buyout of Dell, Inc. (Dell).

The Court ruled on May 11, 2016, that the Clients could not pursue an appraisal of any shares they held that were voted in favor of the Dell merger. The appraisal statute governing the transaction required the record holder to vote against or abstain from voting on the transaction in order to assert appraisal rights. After previously voting against prior transaction proposals, the voting instructions submitted on behalf of the Clients in connection with voting on the final proposed transaction were incorrectly submitted in favor of the transaction.

On May 31, 2016, the Court determined that the fair value of Dell at the time of the merger was $17.62 per share, as opposed to the $13.75 price offered in the transaction. As a result, any shareholder perfecting appraisal rights is entitled to a payment at $17.62 per share plus statutory interest from the date the Dell transaction closed. The compensation to Clients was intended to make them whole for the voting discrepancy that resulted in the denial of their appraisal rights.

NOTE 11 - SUPPLEMENTARY CONSOLIDATING CASH FLOW STATEMENT.

The following table summarizes the cash flows (in millions) that are attributable to Price Group and our consolidated sponsored investment portfolios for the six months ended June 30, 2016. The table also reflects the eliminations required in preparing our condensed consolidated statement of cash flow for the six months ended June 30, 2016 and a condensed consolidated statement of cash flow for the six months ended June 30, 2015.

		For six months ended 6/30/2016
	As reported for the six months ended 6/30/2015	Cash flow attributable to Price Group	Cash flow attributable to consolidated sponsored investment portfolios	Eliminations	As reported on statement of cash flows
Cash flows from operating activities
Net income	$642.7	$490.5	$44.1	$(27.0)	$507.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization of property and equipment	61.3	66.0	—	—	66.0
Stock-based compensation expense	66.6	75.6	—	—	75.6
Realized gains on dispositions of available-for-sale sponsored investment portfolios	(39.3)	(52.3)	—	—	(52.3)
Net gains recognized on investments	(5.8)	(43.9)	—	27.0	(16.9)
Net change in trading securities held by consolidated sponsored investment portfolios	(5.4)	—	(717.2)	—	(717.2)
Other changes in assets and liabilities	166.6	109.0	(0.2)	(3.1)	105.7
Net cash provided by (used in) operating activities	886.7	644.9	(673.3)	(3.1)	(31.5)
Net cash provided by (used in) investing activities	(33.9)	(103.1)	68.3	196.8	162.0
Net cash provided by (used in) financing activities	(1,089.7)	(438.9)	733.7	(193.7)	101.1
Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment portfolios	—	—	(21.3)	—	(21.3)
Net change in cash and cash equivalents during period	(236.9)	102.9	107.4	—	210.3
Cash and cash equivalents at beginning of year	1,506.1	1,172.3	—	—	1,172.3
Cash and cash equivalents at end of period	$1,269.2	$1,275.2	$107.4	$—	$1,382.6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:

We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries (“the Company”) as of June 30, 2016, the related condensed consolidated statements of income and comprehensive income for the three- and six- month periods ended June 30, 2016 and 2015, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2016 and 2015, and the related condensed consolidated statement of stockholders’ equity for the six-month period ended June 30, 2016. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
July 26, 2016

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our sponsored U.S. mutual funds and other investment portfolios. The other investment portfolios include: separately managed accounts, subadvised funds, and other sponsored investment portfolios including collective investment trusts, target-date retirement trusts, Luxembourg-based funds offered to investors outside the U.S., and portfolios offered through variable annuity life insurance plans in the U.S. Investment advisory clients domiciled outside the U.S. account for nearly 5% of our assets under management at June 30, 2016.

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

We remain debt-free with substantial liquidity and resources that allow us to take advantage of attractive growth opportunities, invest in key capabilities, including investment professionals, technologies, and new fund offerings; and, most importantly, provide our clients with strong investment management expertise and service both now and in the future. We expect to increase our pace of spending in existing and new long-term initiatives to sustain and deepen our investment talent, add investment capabilities both in terms of new strategies and new investment vehicles, expand capabilities through enhanced technology, and broaden our distribution reach globally. We expect that our spending to support these initiatives will cause our operating expense growth in 2017 to exceed operating expense growth experienced in 2016.

BACKGROUND.

Most major U.S. stock indexes rose in the second quarter of 2016. Although economic growth has been sluggish and corporate profits have been declining for several quarters, domestic equities advanced steadily with help from recent central bank actions in the eurozone and Japan, and reduced expectations for Federal Reserve interest rate increases in 2016. Rebounding oil prices benefited energy companies in particular. Near the end of June, global equities briefly plunged in response to a referendum in which U.K. citizens voted in favor of leaving the European Union. As the quarter ended, world markets rallied amid hopes for new stimulus measures from central banks in the U.K. and elsewhere.

Stocks in developed non-U.S. markets underperformed U.S. shares, as the dollar strengthened versus many other currencies. In Europe, bank stocks were among the hardest hit after the U.K. referendum. The U.K. equities market fell less than 1% in dollar terms, as the British pound sterling dropped 7% versus the U.S. dollar. Eurozone markets also declined, as the euro dropped 2.5% versus the U.S. dollar. Developed Asian markets rose slightly; Japanese stocks rose 1% in dollar terms, helped by the yen’s nearly 10% gain versus the dollar. In the emerging markets universe, the Latin American region performed best in dollar terms. Asian markets were mostly higher, but most emerging European markets fell.

Returns of several major equity market indexes for the three- and six-month periods ended June 30, 2016, are as follows:

	Three months ended	Six months ended
Index	6/30/2016	6/30/2016
S&P 500 Index	2.5%	3.8%
NASDAQ Composite Index (1)	(.6)%	(3.3)%
Russell 2000 Index	3.8%	2.2%
MSCI EAFE (Europe, Australasia, and Far East) Index	(1.2)%	(4.0)%
MSCI Emerging Markets Index	.8%	6.6%
 (1) returns exclude dividends

Global bond returns in the second quarter of 2016 were generally strong in dollar terms. In the U.S., the Fed refrained from raising short-term interest rates. Longer-term Treasury yields declined and bond prices rose; the 10-year Treasury yield slid from 1.8% to 1.5%, helped by a late-quarter flight to safety. Nevertheless, U.S. Treasury yields remain higher than sovereign debt yields in many developed countries. In the domestic investment-grade universe, long-term Treasuries and corporate bonds did best. Other segments lagged with more modest gains. Tax-free bonds fared slightly better than the taxable bond market.

High yield corporate bonds surpassed high-quality securities, as credit spreads narrowed and energy, metals and mining issues rallied with commodity prices.

Despite a stronger dollar versus most major currencies, government bonds in developed non-U.S. markets produced good returns in dollar terms, as global slowdown concerns, falling inflation expectations, and hopes for more central bank stimulus fueled a rally. Emerging markets bonds appreciated, with dollar-denominated issues faring better than local currency bonds, whose returns were hurt by weaker currencies versus the U.S. dollar.

Returns for several major bond market indexes for the three- and six-month periods ended June 30, 2016, are as follows:

	Three months ended	Six months ended
Index	6/30/2016	6/30/2016
Barclays U.S. Aggregate Bond Index	2.2%	5.3%
JPMorgan Global High Yield Index	6.0%	9.5%
Barclays Municipal Bond Index	2.6%	4.3%
Barclays Global Aggregate Ex-U.S. Dollar Bond Index	3.4%	11.9%
JPMorgan Emerging Markets Bond Index Plus	6.0%	12.3%

ASSETS UNDER MANAGEMENT.

Assets under management ended the second quarter of 2016 at $776.6 billion, an increase of $12.0 billion from March 31, 2016. The following table presents our assets under management (in billions) at December 31, 2015, and June 30, 2016, by investment portfolio and investment objective.

	As of
	12/31/2015	6/30/2016
Sponsored U.S. mutual funds	$487.1	$494.4
Other investment portfolios	276.0	282.2
Total assets under management	$763.1	$776.6

	As of
	12/31/2015	6/30/2016
Stock and blended asset portfolios	$592.8	$594.6
Fixed income portfolios	170.3	182.0
Total assets under management	$763.1	$776.6

The following table details the changes in our assets under management (in billions) during the three- and six-month periods ended June 30, 2016:

	Three months ended 6/30/2016			Six months ended 6/30/2016
	Sponsored U.S. mutual funds	Other investment portfolios	Total	Sponsored U.S. mutual funds	Other investment portfolios	Total
Assets under management at beginning of period	$486.7	$277.9	$764.6	$487.1	$276.0	$763.1

Net cash flows before client transfers	(1.6)	(1.1)	(2.7)	3.4	(1.0)	2.4
Client transfers from mutual funds to other portfolios	(.5)	.5	—	(3.8)	3.8	—
Net cash flows after client transfers	(2.1)	(.6)	(2.7)	(.4)	2.8	2.4
Net market appreciation and income	9.8	4.9	14.7	7.7	3.4	11.1
Change during the period	7.7	4.3	12.0	7.3	6.2	13.5

Assets under management at June 30, 2016	$494.4	$282.2	$776.6	$494.4	$282.2	$776.6

The client transfers from mutual funds to other investment portfolios noted in the table above were primarily transfers from mutual funds to collective investment trusts, including our retirement date trusts.

The net cash flows after client transfers (in billions) during the three- and six-month periods ended June 30, 2016, include the following:

	Three months ended 6/30/2016	Six months ended 6/30/2016
Sponsored U.S. mutual funds
Stock and blended asset funds	$(2.9)	$(1.1)
Bond funds	1.3	.9
Money market funds	(.5)	(.2)
	(2.1)	(.4)
Other investment portfolios
Stock and blended assets	(2.7)	(.4)
Fixed income, money market, and stable value	2.1	3.2
	(.6)	2.8
Total net cash flows after client transfers	$(2.7)	$2.4

Our target-date retirement portfolios invest in a broadly diversified portfolio of other T. Rowe Price funds or T. Rowe Price collective investment trusts, and automatically rebalance to maintain their specific asset allocation weightings. Total net cash flows for the three and six-month period ended June 30, 2016, include $2.1 billion and $6.3 billion, respectively, that originated in our target-date retirement portfolios. Assets under management in these portfolios at June 30, 2016, totaled $177.9 billion, including $142.4 billion in target-date retirement funds and $35.5 billion in target-date retirement trusts.

We incur significant expenditures to attract new investment advisory clients and additional investments from our existing clients. These efforts often involve costs that precede any future revenues that we may recognize from an increase to our assets under management.

RESULTS OF OPERATIONS.

	Three months ended
	6/30/2015	6/30/2016	Dollar change	Percentage change
(in millions, except per-share data)
Investment advisory fees	$942.2	$920.6	$(21.6)	(2.3)%
Net revenues	$1,072.4	$1,044.7	$(27.7)	(2.6)%
Operating expenses	$564.6	$761.2	$196.6	34.8%
Net operating income	$507.8	$283.5	$(224.3)	(44.2)%
Non-operating income	$33.0	$41.5	$8.5	25.8%
Net income attributable to T. Rowe Price Group	$333.2	$195.3	$(137.9)	(41.4)%

Diluted earnings per share on common stock of T. Rowe Price Group	$1.24	$.76	$(.48)	(38.7)%

Average assets under management (in billions)	$783.6	$772.7	$(10.9)	(1.4)%

Investment advisory fees earned in the second quarter of 2016 decreased over the comparable 2015 quarter as average assets under our management decreased $10.9 billion, or 1.4%, to $772.7 billion. The average annualized effective fee rate earned on our assets under management during the second quarter of 2016 was 47.9 basis points compared with 48.2 basis points earned during the second quarter of 2015. We voluntarily waived a portion of our money market advisory fees and fund expenses in the second quarter of 2016 in order to maintain a positive yield for fund investors. These fees were waived from certain of our money market mutual funds and trusts and totaled $3.3 million, or less than 1% of total investment advisory fees earned during the second quarter of 2016, as compared to $12.5 million in the comparable 2015 quarter. Combined net assets at June 30, 2016, of the funds and trusts in which we waived fees in the second quarter of 2016 was $15.4 billion. We expect that these fee waivers will continue for the remainder of 2016.

During the second quarter of 2016, we recognized a nonrecurring operating charge of $166.2 million, which reduced net income by $100.7 million or $.39 in diluted earnings per common share, related to our decision to compensate certain clients in regard to the Dell appraisal rights matter.

Our operating margin in the second quarter of 2016 was 27.1%, compared to 47.4% in the 2015 quarter, as the nonrecurring operating charge related to the Dell appraisal rights matter recognized in the second quarter of 2016 reduced our operating margin by nearly 16%. The additional decline in our operating margin from the second quarter of 2015 is attributable to our continued investments to broaden and deepen our investment management, distribution, and service capabilities around the world despite the impact recent market volatility has had on our net revenues.

The second quarter of 2016 results were impacted by greater non-operating income resulting from the implementation of new accounting guidance on January 1, 2016, which required us to consolidate certain sponsored investment portfolios in which we are deemed to have a controlling interest. The consolidation of these portfolios results in the recognition in our consolidated statements of income each portfolio's investment income and operating expenses, including the portion attributable to redeemable non-controlling interests. The portion attributable to redeemable non-controlling interests is removed from our net income to arrive at net income attributable to T. Rowe Price Group, which is used in our calculation of earnings per share. For the second quarter of 2016, the impact (in millions) of consolidating these sponsored investment portfolios on the individual lines of the our condensed consolidated statements of income is as follows:

Operating expenses reflected in net operating income	$(3.5)
Net investment income reflected in non-operating income	26.4
Impact on income before taxes	$22.9

Attributable to the firm's interest in the consolidated sponsored investment portfolios	$15.0
Attributable to redeemable non-controlling interests (unrelated third party investors)	7.9
$22.9

Net revenues

Investment advisory revenues earned in the second quarter of 2016 from the T. Rowe Price mutual funds distributed in the U.S. were $669.1 million, a decrease of $13.9 million, or 2.0%, from the comparable 2015 quarter. Average mutual fund assets under management in the second quarter of 2016 were $492.1 billion, a decrease of 2.8% from the average in the second quarter of 2015. The decline in advisory revenues from lower average mutual fund assets under management was muted to some degree by the reduction in money market fee waivers made in the second quarter of 2016 compared with the 2015 quarter.

Investment advisory revenues earned in the second quarter of 2016 from the other investment portfolios were $251.5 million, a decrease of $7.7 million, or 3.0%, from the comparable 2015 quarter. Average assets under management in the second quarter of 2016 were $280.6 billion, a decrease of 1.2% from the average in the second quarter of 2015.

Administrative fee revenues decreased $3.1 million to $88.5 million in the second quarter of 2016. The decrease is primarily resulted from the shift to BNY Mellon of fund accounting and portfolio recordkeeping operations that prior to August 2015 were provided to our sponsored U.S. mutual funds. Changes in administrative fee revenues are generally offset by similar changes in related operating expenses that are incurred to provide services to the funds and their investors.

Operating expenses

Compensation and related costs were $371.0 million in the second quarter of 2016, an increase of $10.1 million, or 2.8%, compared to the second quarter of 2015. The largest part of the change is attributable to a $12.3 million increase in base salaries and related benefits which results from a modest increase in salaries at the beginning of 2016 combined with a 2.6% increase in our average staff size from the second quarter of 2015. Our stock-based compensation expense and interim accrual for our annual variable compensation programs have also increased $3.2 million and $2.5 million, respectively, in the second quarter of 2016. Our interim accrual for annual variable compensation program is recognized ratably over the year using the ratio of recognized quarterly net operating income to forecasted annual net operating income. The increase in compensation and related costs and our average staff size from the 2015 quarter were also muted by lower compensation costs resulting from shifting 210 associates in August 2015 for the aforementioned transition of accounting and recordkeeping operations. BNY Mellon's fees for such services are now reflected in other operating expenses. We employed 6,213 associates at June 30, 2016.

Advertising and promotion costs were $14.9 million in the second quarter of 2016, compared with $14.2 million in the comparable 2015 period. We currently expect advertising and promotion costs for the full-year 2016 to be comparable to 2015 levels.

Other operating expenses in the second quarter of 2016 were up $20.1 million from the comparable 2015 quarter. More than half of the increase is attributable to costs now being paid to BNY Mellon for the performance of certain administrative services as well as implementation services related to the firm's transition to their technology platform. The remainder of the increase in costs is due to higher business demands and the firm's continued investment in its operating capabilities.

Non-operating income

Net non-operating income in the second quarter of 2016 was $41.5 million, an increase of $8.5 million from the 2015 quarter. The following table details the components of non-operating income (in millions) during the second quarter of 2015 and 2016.

	Three months ended
	6/30/2015	6/30/2016	Dollar change

Net gains realized on dispositions of available-for-sale investments	$22.7	$—	$(22.7)
Ordinary and capital gain dividends on sponsored fund investments	3.9	1.8	(2.1)
Investment gains on sponsored equity method and trading investments	.5	7.5	7.0
Net investment income on sponsored fund investments not consolidated	27.1	9.3	(17.8)
Other investment income	5.6	6.0	.4
Total investment income on investments	32.7	15.3	(17.4)
Net investment income on consolidated sponsored investment portfolios	.1	26.4	26.3
Other non-operating expense	.2	(.2)	(.4)
Non-operating income	$33.0	$41.5	$8.5

We sold certain available-for-sale holdings during the second quarter of 2015 and used the proceeds to provide seed capital to new and existing sponsored products in support of our distribution efforts outside the United States. The investment income on consolidated sponsored investment portfolios represents each portfolio’s total investment income, including the portion that is attributable to unrelated third party investors. The investment income on consolidated sponsored investment portfolios has increased in the second quarter of 2016 as the number of portfolios we consolidated, as discussed above, increased significantly upon the adoption of the new consolidation accounting guidance. See Note 1, The Company and Basis of Preparation, in the condensed consolidated financial statements contained in Part I, Item 1 of this filing.

Provision for income taxes

The effective tax rate for the second quarter of 2016 was 37.5%, as we currently estimate the effective tax rate for the full year 2016 will be 38.3% compared with our estimate at the end of the first quarter of 2016 of 38.7%. The decrease in the estimated effective tax rate for 2016 is largely attributable to a higher forecasted mix of pre-tax income in lower tax jurisdictions. Our effective income tax rate reflects the relative contribution of pre-tax income generated by our non-U.S. subsidiaries that are subject to tax rates that are lower than our U.S. rates. Changes in the relative contribution of pre-tax income from U.S. and non-U.S. subsidiaries or changes in tax rates in the U.S. or relevant non-U.S. jurisdictions may affect our effective income tax rate and overall net income in the future.

First half of 2015 versus first half of 2016.

	Six months ended
	6/30/2015	6/30/2016	Dollar change	Percent change
(in millions, except per-share data)
Investment advisory fees	$1,838.7	$1,791.4	$(47.3)	(2.6)%
Net revenues	$2,099.4	$2,038.8	$(60.6)	(2.9)%
Operating expenses	$1,113.8	$1,344.4	$230.6	20.7%
Net operating income	$985.6	$694.4	$(291.2)	(29.5)%
Non-operating income	$59.8	$126.6	$66.8	111.7%
Net income attributable to T. Rowe Price Group	$642.7	$490.5	$(152.2)	(23.7)%

Diluted earnings per share on common stock of T. Rowe Price Group	$2.39	$1.91	$(.48)	(20.1)%

Average assets under management (in billions)	$771.4	$750.4	$(21.0)	(2.7)%

Investment advisory revenues earned in the first half of 2016 decreased over the comparable 2015 period, as average assets under our management decreased $21.0 billion, or 2.7%, to $750.4 billion. The average annualized fee rate earned on our assets under management was 48.0 basis points in the first half of 2016, virtually unchanged from the 48.1 basis points earned in the first half of 2015. We waived $7.3 million in money market related fees, including advisory fees and fund expenses, in the first half of 2016, a decrease of $18.9 million from the $26.2 million waived in the 2015 period. The fee waivers in the first half of 2016 represent less than 1% of total investment advisory revenues earned during the same period.

During the first half of 2016, we recognized a nonrecurring operating charge of $166.2 million, which reduced net income by $100.7 million or $.39 in diluted earnings per common share, related to our decision to compensate certain clients in regard to the Dell appraisal rights matter.

Our operating margin in the first half of 2016 was 34.1%, compared to 46.9% in the 2015 period, as the nonrecurring operating charge related to the Dell appraisal rights matter recognized in the 2016 period reduced our operating margin by about 8%. The additional decline in our operating margin from the first half of 2015 is a result of the investments we have been making to broaden and deepen our investment management, distribution, and service capabilities around the world.

The first half of 2016 results were also impacted by greater non-operating income resulting from higher realized gains on investments and implementing new accounting guidance on January 1, 2016, as discussed earlier in the Results of Operations, which resulted in the consolidation of an increased number of sponsored investment portfolios. When aggregated, these items added $.09 in diluted earnings per common share in the first half of 2016 when compared to the prior year period.

For the first half of 2016, the impact (in millions) of our consolidated sponsored investment portfolios on the individual lines of the firm's income statement is as follows:

Operating expenses reflected in net operating income	$(6.1)
Net investment income reflected in non-operating income	50.2
Impact on income before taxes	$44.1

Attributable to the firm's interest in the consolidated sponsored investment portfolios	$27.0
Attributable to redeemable non-controlling interests (unrelated third party investors)	17.1
$44.1

Net revenues

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the U.S. decreased 2.1%, or $27.7 million, to $1.3 billion, on lower average mutual fund assets. Average mutual fund assets in the first half of 2016 were $478.8 billion, a decrease of 3.6% from the average for the comparable 2015 period. The decline in advisory revenues from lower average mutual fund assets under management was muted some by the reduction in money market fee waivers made in the second quarter of 2016 compared with the 2015 quarter.

Investment advisory revenues earned on the other investment portfolios for the first half of 2016 were $490.2 million, a decrease of $19.6 million, or 3.8%, from the $509.8 million earned in the comparable 2015 period. Average assets in these portfolios were $271.6 billion during the first half of 2016, down 1.1% from the comparable 2015 period.

Administrative fee revenues decreased $6.7 million to $177.9 million in the first half of 2016. The decrease is primarily from the shift to BNY Mellon of fund accounting and portfolio recordkeeping operations that, prior to August 2015, were provided to our sponsored U.S. mutual funds.

Distribution and servicing fee revenues earned from 12b-1 plans of the Advisor, R, and Variable Annuity II class shares of our sponsored portfolios were $69.5 million in the first half of 2016, a decrease of $6.6 million from the comparable 2015 period on lower average assets under management in these share classes. The 12b-1 fees earned are offset entirely by the costs paid to third party intermediaries who source these assets. These costs are reported as distribution and servicing costs in the condensed consolidated income statements.

Operating expenses

Compensation and related costs were $726.2 million in the first half of 2016, an increase of $18.8 million, or 2.7%, compared to the 2015 period. The largest part of the increase is attributable to a $24.3 million increase in salaries and related benefits which resulted from a modest increase in salaries at the beginning of 2016 combined with an increase of 2.6% in average head count from the 2015 period. Higher non-cash stock-based compensation expense of $9.0 million was offset in part by an increase in the level of labor capitalized in 2016 compared with the 2015 period. Our interim accrual in the first half of 2016 for our annual variable compensation program was in line with the 2015 period. As discussed earlier in this Results of Operations, the overall increase in compensation and related costs and our average staff size from the first half of 2015 were muted by lower compensation costs resulting from shifting 210 associates in August 2015 for the aforementioned transition of operations. BNY Mellon's fees for such services are now reflected in other operating expenses.

Occupancy and facility costs, together with depreciation expense, increased $8.7 million, or 6.2%, compared to the first half of 2015. The increase is primarily attributable to the added costs to update and enhance technology capabilities, including related maintenance programs.

Other operating expenses were $196.3 million in the first half of 2016, an increase of $45.0 million from the comparable 2015 period. About half of this increase is attributable to costs being paid to BNY Mellon since August 2015 for the performance of certain administrative services. The increase also includes $3.0 million in operating expenses, net of investment advisory fees paid to us, of those sponsored investment portfolios that we began consolidating at the beginning of 2016. The remaining balance of the change is due to increased business demands and our continued investment in capabilities.

Non-operating income

Net non-operating investment activity during the first half of 2016 resulted in income of $126.6 million compared with $59.8 million in the 2015 period. The following table details the components of non-operating income (in millions) during the first half of 2015 and 2016.

	Six months ended
	6/30/2015	6/30/2016	Dollar change

Net gains realized on dispositions of available-for-sale investments	$39.3	$52.3	$13.0
Ordinary and capital gain dividends on sponsored fund investments	7.3	3.3	(4.0)
Investment gains on sponsored equity method and trading investments	3.2	12.8	9.6
Net investment income on sponsored fund investments not consolidated	49.8	68.4	18.6
Other investment income	8.5	8.2	(.3)
Total investment income on investments	58.3	76.6	(18.3)
Net investment income on consolidated sponsored investment portfolios	2.4	50.2	47.8
Other non-operating expense	(.9)	(.2)	.7
Non-operating income	$59.8	$126.6	$66.8

CAPITAL RESOURCES AND LIQUIDITY.

We remain debt-free with ample liquidity, including cash and discretionary sponsored portfolio investment holdings of $2.1 billion at June 30, 2016. We also have seed capital investments in sponsored investment portfolios of $1.0 billion, of which nearly all are interests in sponsored investment portfolios that we consolidate in our financial statements and are discussed in more detail below. We expended $244.0 million to repurchase 3.6 million shares of our common stock in the first half of 2016, and will generally repurchase our common stock over time to offset the dilution created by our equity-based compensation plans. We anticipate property and equipment expenditures for the full year 2016 to be up to $180 million, of which about two-thirds is planned for technology initiatives. Given the availability of our financial resources, we expect to fund our anticipated capital expenditures with operating resources, and do not maintain an available external source of liquidity.

On January 1, 2016, we implemented new consolidation accounting guidance that resulted in the consolidation of sponsored investment portfolios in which we have a controlling interest in our financial statements. Our condensed consolidated balance sheet now reflects the cash and cash equivalents, investments, other assets and liabilities of the sponsored portfolios as well as redeemable non-controlling interests for the portion of the sponsored portfolios that are held by unrelated third party investors. At June 30, 2016, the net assets of our consolidated sponsored investment portfolios included in our condensed consolidated balance sheet totaled $2.1 billion, of which Price Group’s interest was nearly $1.0 billion and the interests held by unrelated third party investors was $1.1 billion.

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

The following table summarizes the cash flows (in millions) for the six months ended June 30, 2016, that are attributable to Price Group and our consolidated sponsored investment portfolios. The table also reflects the eliminations required in preparing our condensed consolidated statement of cash flow for the six months ended June 30, 2016 and our condensed consolidated statement of cash flow for the six months ended June 30, 2015.

		For six months ended 6/30/2016
	As reported for the six months ended 6/30/2015	Cash flow attributable to Price Group	Cash flow attributable to consolidated sponsored investment portfolios	Eliminations	As reported on statement of cash flows
Net cash provided by (used in) operating activities	$886.7	$644.9	$(673.3)	$(3.1)	$(31.5)
Net cash provided by (used in) investing activities	(33.9)	(103.1)	68.3	196.8	162.0
Net cash provided by (used in) financing activities	(1,089.7)	(438.9)	733.7	(193.7)	101.1
Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment portfolios	—	—	(21.3)	—	(21.3)
Net change in cash and cash equivalents during period	(236.9)	102.9	107.4	—	210.3
Cash and cash equivalents at beginning of year	1,506.1	1,172.3	—	—	1,172.3
Cash and cash equivalents at end of period	$1,269.2	$1,275.2	$107.4	$—	$1,382.6

Operating activities attributable to Price Group during the first half of 2016 provided cash flows of $644.9 million, a decrease of $241.8 million from the 2015 period. More than half of the decline is related to our decision in the first half of 2016 to compensate certain clients $166.2 million in regard to the Dell appraisal rights matter, of which $164.4 million was settled in June 2016. Net income attributable to Price Group for the first half of 2016, excluding the $100.7 million related to the Dell appraisal matter, declined $51.5 million from the comparable 2015 period. The remaining decline is primarily attributable to timing differences in the cash settlement of our assets and liabilities compared to the first six months of 2016. Our interim operating cash flows do not include the cash impact of variable compensation that is accrued throughout the year before being substantially paid out in December. The net cash provided by operating activities attributable to Price Group were more than offset by the net change in trading securities held in our consolidated sponsored investments underlying investment portfolios.

Net cash used in investing activities that are attributable to Price Group totaled $103.1 million in the first half of 2016. During the first half of 2016, we provided $196.8 million in seed capital to new and existing sponsored investment portfolios. Since we consolidate these sponsored investment portfolios, the seed capital that we provided was eliminated in consolidation. We utilized a portion of the $174.2 million in proceeds from the sale of certain available-for-sale investments and equity method investments in the first half of 2016 to fund these seed capital investments. Additionally, our net property and equipment additions were $79.2 million in the first half of 2016 compared to $79.9 million in the 2015 period. Net cash of our consolidated sponsored investment portfolios that we consolidated or deconsolidated added net cash of $68.3 million during the first half of 2016.

Net cash used in financing activities attributable to Price Group were $438.9 million in the first half of 2016 compared with $1,089.7 million in the 2015 period. The decline in cash used in financing activities is largely related to the $2.00 per share, or $524 million, special dividend we paid in April 2015. We also expended $109.8 million less in common stock purchases in the first half of 2016 compared to the 2015 period. The cash proceeds received from stock options exercises were higher in the first half of 2016 by $17.4 million compared with the 2015 period. The net cash used in financing activities attributable to Price Group was more than offset by $540.0 million in cash provided by consolidated sponsored investment portfolios from the net subscriptions received from redeemable non-controlling interest holders.

Since the end of 2013, we have returned $3.4 billion to stockholders through stock repurchases, our regular quarterly dividends, and one special dividend.

(in millions)	Recurring dividend	Special dividend	Stock repurchases	Total cash returned to stockholders
2014	462.1	—	415.5	877.6
2015	534.5	524.5	987.8	2,046.8
Six months ended 6/30/2016	271.8		244.0	515.8
Total	$1,268.4	$524.5	$1,647.3	$3,440.2

CRITICAL ACCOUNTING POLICIES.

The preparation of financial statements often requires the selection of specific accounting methods and policies from among several acceptable alternatives. Further, significant estimates and judgments may be required in selecting and applying those methods and policies in the recognition of the assets and liabilities in our consolidated balance sheets, the revenues and expenses in our consolidated statements of income, and the information that is contained in our significant accounting policies and notes to consolidated financial statements. Making these estimates and judgments requires the analysis of information concerning events that may not yet be complete and of facts and circumstances that may change over time. Accordingly, actual amounts or future results can differ materially from those estimates that we include currently in our consolidated financial statements, significant accounting policies, and notes. Given the impact the implementation of Accounting Standards Update No. 2015-02 - Consolidation (Topic 810): Amendments to the Consolidation Analysis on January 1, 2016, has had on our consolidated financial statements, we now consider our consolidation policy one of the policies that are most critical to the preparation and understanding of our consolidated financial statements. Our consolidation policy is included in Note 1-The Company and Basis for Preparation, in the condensed consolidated financial statements contained in Part I, Item 1 of this filing. There have been no other material changes in the critical accounting policies previously identified in our 2015 Annual Report on Form 10-K.

NEW ACCOUNTING STANDARDS.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 — Revenue from Contracts with Customers and subsequently have issued four related accounting standard updates clarifying several aspect of the ASU 2014-09. The overall objective of the new standard updates is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The revenue standard contains principles that will be applied to determine the measurement of revenue and timing of when it is recognized. We would be required to adopt the new standard on January 1, 2018. We are currently evaluating the impact these standards will have on our financial position and results of operations.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Early adoption is permitted. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the full impact of the standard, however, upon adoption, any excess tax benefits that arise upon settlement of an award will be recognized in our provision for income taxes instead of additional capital in excess of par value within our consolidated statement of stockholders’ equity. As such, this change will create volatility in our effective tax rate and net income, as the excess tax benefit will be driven, in part, by our common stock price.

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

Our future revenues and results of operations will fluctuate primarily due to changes in the total value and composition of assets under our management. Such changes result from many factors including, among other things: cash inflows and outflows in the T. Rowe Price U.S. mutual funds (Price funds) and other managed investment portfolios; fluctuations in global financial markets that result in appreciation or depreciation of the assets under our management; our introduction of new products, including mutual funds and investment portfolios, and services; and changes in retirement savings trends relative to participant-directed investments and defined contribution plans. The ability to attract and retain investors’ assets under our management is dependent on investor sentiment and confidence; the relative investment performance of the Price funds and other managed investment portfolios as compared to competing offerings and market indexes; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; and our level of success in implementing our strategy to expand our business. Our revenues are substantially dependent on fees earned under contracts with the Price funds and could be adversely affected if the independent directors of one or more of the Price funds terminated or significantly altered the terms of the investment management or related administrative services agreements. Non-operating income will also fluctuate as a result of the consolidation of certain of our investment portfolios as well as the size of our investments, changes in their market valuations, and any other-than-temporary impairments that may arise, or in the case of our equity method investments, our proportionate share of the investees net income.

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

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of June 30, 2016, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the second quarter of 2016, and has concluded that there was no change during the second quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On April 27, 2016, certain shareholders in the T. Rowe Price Blue Chip Growth Fund, T. Rowe Price Capital Appreciation Fund, T. Rowe Price Equity Income Fund, T. Rowe Price Growth Stock Fund, T. Rowe Price International Stock Fund, T. Rowe Price High Yield Fund, T. Rowe Price New Income Fund and T. Rowe Price Small Cap Stock Fund (the “Funds”) filed a Section 36(b) complaint under the caption Zoidis v. T. Rowe Price Assoc., Inc., against T. Rowe Price Associates, Inc. (“T. Rowe Price”) in the United States District Court for the Northern District of California. The complaint alleges that the management fees for the identified funds are excessive because T. Rowe Price charges lower advisory fees to subadvised clients with funds in the same strategy. The complaint seeks to recover the allegedly excessive advisory fees received by T. Rowe Price in the year preceding the start of the lawsuit, along with investments’ returns and profits. In the alternative, the complaint seeks the rescission of each funds’ investment management agreement and restitution of any allegedly excessive management fees. T. Rowe Price believes the claims are without merit and intends to vigorously defend the action.

In addition to the matter discussed above, various claims against us arise in the ordinary course of business, including employment-related claims. In the opinion of management, after consultation with counsel, the likelihood that an adverse determination in one or more pending claims would have a material adverse effect on our financial position or results of operations is remote.

Item 1A.	Risk Factors.

With the exception of the following additions or updates to the Legal and Regulatory Risks discussed in Item 1A of our Form 10-K Annual Report for 2015 there have been no material changes in the risk factors previously provided.

Legal and regulatory developments in the mutual fund and investment advisory industry could increase our regulatory burden, impose significant financial and strategic costs on our business, and cause a loss of, or impact the servicing of, our clients and fund shareholders.

Our regulatory environment is frequently altered by new regulations and by revisions to, and evolving interpretations of, existing regulations. New regulations present areas of uncertainty susceptible to alternative interpretations; regulators and prospective litigants may not agree with reasoned interpretations we adopt. Future changes could require us to modify or curtail our investment offerings and business operations, or impact our expenses and profitability. Additionally, some regulations may not directly apply to our business but may impact the capital markets, service providers or have other indirect effects on our ability to provide services to our clients.

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

In April 2016, the U.S. Department of Labor finalized changes to definitions and rules related to fiduciaries. These changes will require modifications to how we interact with retirement customers and prospects, and may cause us to limit certain types of distribution or other business activities. The Securities and Exchange Commission (SEC) is considering its own fiduciary rule proposal. Any such rule may also have an impact on our business activities.

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

On July 23, 2014, the SEC adopted additional reforms regulating money market funds that will become effective in October 2016. The reforms will require institutional non-government money market funds to operate with a floating net asset value (NAV) and require all non-government money market funds to impose liquidity fees and redemption gates under certain conditions. Government and retail money market funds will continue using current pricing and accounting methods to seek to maintain a stable NAV. The SEC adopted other reforms for money market funds, including additional disclosure and reporting requirements, tightening of diversification requirements, and enhanced stress testing. These reforms could have a negative impact on the attractiveness of such funds to investors and also subject us to additional regulatory requirements and costs to comply with such requirements.

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

The revised Markets in Financial Instruments Directive (MiFID II Directive) and Regulation (MiFIR) (together “MiFID II”) will apply across the European Union (EU) and member states of the European Economic Area from January 3, 2018, unless extended. Implementation of MiFID II will significantly impact both the structure and operation of EU financial markets. Some of the main changes introduced under MiFID II include applying enhanced disclosure requirements, enhancing conduct of business and governance requirements, broadening the scope of pre and post trade transparency, increasing transaction reporting requirements, transforming the relationship between client commissions and research, and further regulation of trading venues. Compliance with MiFID II will increase our costs.

We cannot predict the nature of future changes to the legal and regulatory requirements applicable to our business, nor the extent of the impacts that will result from current or future proposals. However, any such changes are likely to increase the costs of compliance and the complexity of our operations. They may also result in changes to our product or service offerings. The changing regulatory landscape may also impact a number of our service providers and, to the extent such providers alter their services, or increase their fees it may impact our expenses or those of the products we offer.

United Kingdom Exit from European Union

We have a significant locally authorized and regulated presence in the United Kingdom (“UK”) to support our global investment management business. The ultimate impact of the UK exit (“Brexit”) from the European Union (“EU”), as a result of the referendum vote at the end of June 2016, on our business operations in the UK and Europe could vary depending on the details of the separation agreement. We are preparing for multiple scenarios, and remain committed to our clients, associates and business expansion across the region.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchase activity during the second quarter of 2016 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April	124,679	$77.12	—	16,681,526
May	558,231	$74.72	500,000	16,181,526
June	22,032	$74.07	—	16,181,526
Total	704,942	$75.12	500,000

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorization, outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options, and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the second quarter of 2016, 204,142 were related to shares surrendered in connection with employee stock option exercises and 800 were related to shares withheld to cover tax withholdings associated with the vesting of restricted stock awards.

The 500,000 shares of our common stock were repurchased pursuant to the Board of Directors’ December 11, 2014, publicly announced authorization. The maximum number of shares that may yet be purchased as of June 30, 2016, under the Board of Directors’ December 11, 2014 and December 10, 2015 publicly announced authorizations are 16,181,526.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On July 26, 2016, we issued a press release reporting our results of operations for the second quarter of 2016 and first six months of 2016. A copy of that press release is furnished herewith as Exhibit 99. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

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

10.03
Transfer Agency and Service Agreement as of January 1, 2016, between T. Rowe Price Services, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 27, 2016; File No. 033-16567).

10.04
Agreement as of January 1, 2016, between T. Rowe Price Retirement Plan Services, Inc. and certain of the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 27, 2016; File No. 033-16567).

10.21	Employment Agreement as of March 15, 2016, between T. Rowe Price International Limited and Christopher Alderson. (Incorporated by reference from Form 10Q filed on April 26, 2016; File No. 000-32191).

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99	Earnings release issued July 26, 2016, reporting our results of operations for the second quarter and first half of 2016.

101
The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s unaudited condensed consolidated interim financial statements and notes that are included in this Form 10-Q Report.

101.INS XBRL Instance Document (File name: trow-20160630.xml).

101.SCH XBRL Taxonomy Extension Schema Document (File name: trow-20160630.xsd).

101.CAL XBRL Taxonomy Calculation Linkbase Document (File name: trow-20160630_cal.xml).

101.LAB XBRL Taxonomy Label Linkbase Document (File name: trow-20160630_lab.xml).

101.PRE XBRL Taxonomy Presentation Linkbase Document (File name: trow-20160630_pre.xml).

101.DEF XBRL Taxonomy Definition Linkbase Document (File name: trow-20160630_def.xml).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 26, 2016.
T. Rowe Price Group, Inc.

By:    /s/ Kenneth V. Moreland
Vice President, Chief Financial Officer and Treasurer