Form 10-Q
period 2016-09-30
PRICE T ROWE GROUP INC
filed 2016-10-27
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
Commission File Number: 000-32191
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
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, October 25, 2016, is 243,433,151.
The exhibit index is at Item 6 on page 38.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2015	9/30/2016
ASSETS
Cash and cash equivalents	$1,172.3	$1,401.0
Accounts receivable and accrued revenue	446.0	446.9
Investments	1,961.2	1,214.9
Assets of consolidated sponsored investment portfolios ($0 and $1,917.3 million, respectively, related to variable interest entities)	57.7	2,134.0
Property and equipment, net	607.1	615.6
Goodwill	665.7	665.7
Other assets	196.9	245.4
Total assets	$5,106.9	$6,723.5

LIABILITIES
Accounts payable and accrued expenses	$170.6	$205.0
Liabilities of consolidated sponsored investment portfolios ($0 and $41.1 million, respectively, related to variable interest entities)	—	52.5
Accrued compensation and related costs	153.1	478.0
Income taxes payable	21.2	40.4
Total liabilities	344.9	775.9

Commitments and contingent liabilities

Redeemable non-controlling interests	—	1,113.9

STOCKHOLDERS’ EQUITY
Preferred stock, undesignated, $.20 par value – authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value - authorized 750,000,000; issued 250,469,000 shares at December 31, 2015, and 244,829,000 at September 30, 2016	50.1	49.0
Additional capital in excess of par value	654.6	654.5
Retained earnings	3,970.7	4,096.9
Accumulated other comprehensive income	86.6	33.3
Total stockholders’ equity	4,762.0	4,833.7
Total liabilities, redeemable non-controlling interests, and stockholders’ equity	$5,106.9	$6,723.5

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Three months ended		Nine months ended
	9/30/2015	9/30/2016	9/30/2015	9/30/2016
Revenues
Investment advisory fees	$922.6	$970.5	$2,761.3	$2,761.9
Administrative fees	88.3	85.7	272.9	263.6
Distribution and servicing fees	38.1	36.7	114.2	106.2
Net revenues	1,049.0	1,092.9	3,148.4	3,131.7

Operating expenses
Compensation and related costs	379.4	386.2	1,086.8	1,112.4
Advertising and promotion	13.2	14.7	52.7	52.7
Distribution and servicing costs	38.1	36.7	114.2	106.2
Depreciation and amortization of property and equipment	33.1	34.0	94.4	100.0
Occupancy and facility costs	40.3	45.3	118.5	127.5
Other operating expenses	86.6	100.3	237.9	296.6
Nonrecurring charge related to Dell appraisal rights matter	—	—	—	166.2
Total operating expenses	590.7	617.2	1,704.5	1,961.6

Net operating income	458.3	475.7	1,443.9	1,170.1

Non-operating income
Net investment income on investments	3.5	14.5	61.8	91.1
Net investment income (losses) on consolidated sponsored investment portfolios	(1.5)	73.8	.9	124.0
Other expenses	(1.7)	—	(2.6)	(.2)
Total non-operating income	.3	88.3	60.1	214.9

Income before income taxes	458.6	564.0	1,504.0	1,385.0
Provision for income taxes	181.5	201.3	584.2	497.8
Net income	277.1	362.7	919.8	887.2
Less: net income attributable to redeemable non-controlling interests	—	34.9	—	52.0
Net income attributable to T. Rowe Price Group	$277.1	$327.8	$919.8	$835.2

Earnings per share on common stock of T. Rowe Price Group
Basic	$1.08	$1.30	$3.54	$3.32
Diluted	$1.06	$1.28	$3.45	$3.25

Dividends declared per share	$.52	$.54	$3.56	$1.62

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three months ended		Nine months ended
	9/30/2015	9/30/2016	9/30/2015	9/30/2016
Net income	$277.1	$362.7	$919.8	$887.2
Other comprehensive income (loss)
Net unrealized holding gains (losses) on available-for-sale investments	(54.8)	10.3	(32.7)	9.4
Reclassification adjustments recognized in non-operating income:
Net gains realized on dispositions determined using average cost	(9.6)	—	(48.9)	(52.3)
Other-than-temporary impairments	4.8	—	4.8	—
Total net unrealized holding gains (losses) recognized in other comprehensive income	(59.6)	10.3	(76.8)	(42.9)

Currency translation adjustments
Currency translation adjustments of consolidated sponsored investment portfolios - variable interest entities	(3.1)	16.8	(5.2)	30.8
Reclassification loss (gain) recognized in non-operating investment income upon deconsolidation of sponsored fund subsidiary	5.8	(1.1)	5.8	(1.1)
Currency translation adjustments of consolidated sponsored investment portfolios - variable interest entities	2.7	15.7	.6	29.7
Equity method investments	(2.5)	(2.7)	(4.5)	(3.5)
Total currency translation adjustments	.2	13.0	(3.9)	26.2

Other comprehensive income (loss) before income taxes	(59.4)	23.3	(80.7)	(16.7)
Net deferred tax benefits (income taxes)	22.5	(4.7)	33.2	13.5
Total other comprehensive income (loss)	(36.9)	18.6	(47.5)	(3.2)
Total comprehensive income	240.2	381.3	$872.3	$884.0
Less: comprehensive income attributable to redeemable non-controlling interests	—	46.5	—	$69.6
Comprehensive income attributable to T. Rowe Price Group	$240.2	$334.8	$872.3	$814.4

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (See Note 11)
(in millions)

	Nine months ended
	9/30/2015	9/30/2016
Cash flows from operating activities
Net income	$919.8	$887.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization of property and equipment	94.4	100.0
Stock-based compensation expense	107.4	117.9
Realized gains on dispositions of available-for-sale sponsored investment portfolios	(48.9)	(52.3)
Net gains recognized on investments	(3.2)	(28.1)
Net change in trading securities held by consolidated sponsored investment portfolios	(2.5)	(1,084.1)
Other changes in assets and liabilities	326.6	327.6
Net cash provided by operating activities	1,393.6	268.2

Cash flows from investing activities
Purchases of available-for-sale sponsored fund investments	(155.3)	(.1)
Dispositions of available-for-sale sponsored fund investments	227.7	89.2
Net cash of sponsored investment portfolios on consolidation	—	54.3
Additions to property and equipment	(114.6)	(112.5)
Other investing activity	(6.4)	79.4
Net cash provided by (used in) investing activities	(48.6)	110.3

Cash flows from financing activities
Repurchases of common stock	(820.7)	(525.7)
Common share issuances under stock-based compensation plans	61.2	88.8
Dividends paid to common stockholders of T. Rowe Price Group	(927.2)	(406.6)
Net subscriptions received from redeemable non-controlling interest holders	—	798.2
Net cash used in financing activities	(1,686.7)	(45.3)

Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment portfolios	—	(18.2)

Net change in cash and cash equivalents during period	(341.7)	315.0
Cash and cash equivalents at beginning of year	1,506.1	1,172.3
Cash and cash equivalents at end of period, including $86.3 million held by consolidated sponsored investment portfolios at September 30, 2016	$1,164.4	$1,487.3

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2015	250,469	$50.1	$654.6	$3,970.7	$86.6	$4,762.0	$—
Reclassification of sponsored investment portfolios upon adoption of new accounting guidance on January 1, 2016				32.5	(32.5)	—	672.7
Cumulative effect adjustment upon adoption of new stock-based compensation guidance on January 1, 2016	—	—	12.9	(9.0)	—	3.9	—
Balances at January 1, 2016	250,469	50.1	667.5	3,994.2	54.1	4,765.9	672.7

Net income	—	—	—	835.2	—	835.2	52.0
Other comprehensive income (loss), net of tax	—	—	—	—	(20.8)	(20.8)	17.6
Dividends declared	—	—	—	(406.9)	—	(406.9)
Common stock-based compensation plans activity
Shares issued upon option exercises	2,394.5		89.8	—	—	90.3	—
Restricted shares issued, net of shares withheld for taxes	1	—	(.1)	—	—	(.1)	—
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	36	—	(.9)	—	—	(.9)	—
Forfeiture of restricted awards	(42)	—		—	—	—	—
Stock-based compensation expense	—	—	117.9	—	—	117.9	—
Restricted stock units issued as dividend equivalents	—	—	—	—	—	—
Common shares repurchased	(8,029)	(1.6)	(219.7)	(325.6)	—	(546.9)	—
Net subscriptions into sponsored investment portfolios	—	—	—	—	—	—	770.2
Net deconsolidations of sponsored investment portfolios	—	—	—	—	—	—	(398.6)
Balances at September 30, 2016	244,829	$49.0	$654.5	$4,096.9	$33.3	$4,833.7	$1,113.9

The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	– THE COMPANY AND BASIS OF PREPARATION.

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

NEW ACCOUNTING GUIDANCE.

We implemented Accounting Standards Update No. 2015-02 - Consolidation (Topic 810): Amendments to the Consolidation Analysis on January 1, 2016, which did not require the restatement of prior year periods. In connection with the adoption of this guidance, we reevaluated all of our investments for consolidation, including our investments in sponsored investment portfolios. The adoption of the guidance resulted in sponsored investment products regulated outside the U.S. previously accounted for as voting interest entities (VOE) to be evaluated as variable interest entities (VIE) and led to the consolidation of an additional 24 portfolios that were previously accounted for as available-for-sale securities. The adoption also resulted in the consolidation of an additional eight U.S. sponsored investment portfolios that were previously accounted for as available-for sale-securities. The impact to the condensed consolidated balance sheet upon adoption was the consolidation of $1.6 billion of assets, $21.3 million of liabilities, and $672.7 million of non-controlling interests. We also reclassified $32.5 million in accumulated comprehensive income to retained earnings. The consolidation guidance provides a scope exception for reporting entities with interests in legal entities that are required to comply with, or operate in accordance with, requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. Additional disclosures relating to consolidated voting interest entities and variable interest entities, and the impact the new accounting guidance has had on the quarter and year-to-date period are included in Note 5.

We early adopted Accounting Standards Update No. 2016-09 - Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting on July 1, 2016, which required adjustments to be reflected as of January 1, 2016. The amendments in this update change the accounting for certain aspects of stock-based compensation awards, including the accounting for income taxes upon settlement of awards, the classification of cash flows associated with awards, and the accounting for award forfeitures. The primary impact of early adoption was the recognition in our provision for income taxes for the nine-month period ended September 30, 2016, of excess tax benefits over financial statement expense totaling $16.9 million, or $.06 in diluted earnings per share, that was previously recognized in additional paid in capital during the first half of 2016. We also elected to account for forfeitures of stock-based compensation awards as they occur; therefore, we reversed forfeiture estimates, net of tax, of $9.0 million recognized prior to January 1, 2016, as a cumulative effect adjustment to our condensed consolidated balance sheet, resulting in a reduction of retained earnings of $9.0 million and an increase of other assets and additional paid in capital balances totaling $3.9 million and $12.9 million, respectively. Lastly, the guidance requires excess tax benefits from share-based compensation awards to be reported as operating activities in the consolidated statements of cash flows rather than financing activities. As permitted by the guidance, we elected to apply this guidance retrospectively and have reclassified $22.1 million in excess tax benefits previously disclosed as a financing activity in the statement of cash flows for the nine-month period ended September 30, 2015, to operating activities.

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

Accounts receivable from our sponsored investment portfolios, including our U.S. mutual funds, for advisory fees and advisory-related administrative services aggregate $287.1 million at December 31, 2015, and $291.3 million at September 30, 2016.

Revenues (in millions) from advisory services provided under agreements with our sponsored U.S. mutual funds and other investment clients include:

	Three months ended		Nine months ended
	9/30/2015	9/30/2016	9/30/2015	9/30/2016
Sponsored U.S. mutual funds
Stock and blended asset	$563.0	$579.3	$1,681.7	$1,649.9
Bond and money market	107.8	124.2	318.0	354.8
	670.8	703.5	1,999.7	2,004.7
Other investment portfolios
Stock and blended asset	212.2	222.2	645.2	630.4
Bond, money market, and stable value	39.6	44.8	116.4	126.8
	251.8	267.0	761.6	757.2
Total	$922.6	$970.5	$2,761.3	$2,761.9

Other investment portfolios include advisory revenues of $93.5 million and $101.1 million for the three months ended September 30, 2015 and 2016, respectively, that were earned on other sponsored investment portfolios. Fees earned during the nine months ended September 30, 2015 and 2016, total $273.9 million and $283.3 million, respectively.

We voluntarily waived $11.6 million and $2.1 million in money market related fees, including advisory fees and fund expenses, in the third quarter of 2015 and 2016, respectively, in order to maintain a positive yield for investors. Fees waived during the nine months ended September 30, 2015 and 2016, total $37.8 million and $9.4 million, respectively.

The following table summarizes the investment portfolios and assets under management (in billions) on which we earn advisory fees.

	Average during		Average during
	the third quarter of		the first nine months of
	2015	2016	2015	2016
Sponsored U.S. mutual funds
Stock and blended asset	$386.0	$399.3	$388.8	$381.5
Bond and money market	105.7	112.0	106.2	108.2
	491.7	511.3	495.0	489.7
Other investment portfolios
Stock and blended asset	207.2	218.2	210.3	208.2
Bond, money market, and stable value	64.2	74.1	63.3	70.4
	271.4	292.3	273.6	278.6
Total	$763.1	$803.6	$768.6	$768.3

			As of
			12/31/2015	9/30/2016
Sponsored U.S. mutual funds
Stock and blended asset			$383.0	$403.1
Bond and money market			104.1	113.9
			487.1	517.0
Other investment portfolios
Stock and blended asset			209.8	220.5
Bond, money market, and stable value			66.2	75.4
			276.0	295.9
Total			$763.1	$812.9

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for 4.9% and 5.0% of our assets under management at December 31, 2015, and September 30, 2016, respectively.

The following table summarizes the other fees (in millions) earned from our sponsored U.S. mutual funds.

	Three months ended		Nine months ended
	9/30/2015	9/30/2016	9/30/2015	9/30/2016
Administrative fees	$71.2	$66.6	$221.8	$208.6
Distribution and servicing fees	$38.1	$36.7	$114.2	$106.2

NOTE 3 - INVESTMENTS.

The carrying values of investments (in millions) we do not consolidate are as follows:

	12/31/2015	9/30/2016
Available-for-sale sponsored investment portfolios	$1,612.3	$694.3
Equity method investments
Sponsored investment portfolios	113.7	245.9
26% interest in UTI Asset Management Company Limited (India)	132.8	135.4
Investment partnerships	6.2	5.8
Sponsored investment portfolios held as trading	25.8	59.4
Cost method investments	69.4	73.1
U.S. Treasury note	1.0	1.0
Total	$1,961.2	$1,214.9

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
During the first nine months of 2015 and 2016, certain sponsored investment portfolios in which we provided initial seed capital at the time of formation were deconsolidated, as we no longer had a controlling interest. Additionally, during 2016 a sponsored investment portfolio that was being accounted for as an equity method investment was consolidated, as we regained a controlling interest. The net impact of these changes on our condensed consolidated balance sheet in 2016 was a net reduction of portfolio assets of $678.3 million, liabilities of $31.0 million and redeemable non-controlling interests of $398.6 million, which represent the carrying values on the date the portfolios were deconsolidated or consolidated. The impact of deconsolidation on our consolidated balance sheet in 2015 was immaterial.
The impact of deconsolidating certain sponsored investment portfolios on our condensed consolidated statement of income during the first nine months of 2015 and 2016 was a loss of $5.8 million and a gain of $1.1 million, respectively. These losses and gains were the result of reclassifying currency translation adjustments accumulated on investment portfolios’ with non-USD functional currencies from accumulated other comprehensive income to non-operating income. Since the remaining consolidated investment portfolios’ functional currency in 2016 was U.S. dollars and carried at fair value, we did not recognize any additional gain or loss in our consolidated statement of income upon deconsolidation. Depending on our ownership interest, we are now reporting our residual interests in deconsolidated sponsored investment portfolios as either equity method or available-for-sale investments.

AVAILABLE-FOR-SALE SPONSORED INVESTMENT PORTFOLIOS.

The available-for-sale sponsored investment portfolios (in millions) include:

	Aggregate cost	Unrealized holding		Aggregate fair value
		gains	losses
December 31, 2015
Stock and blended asset funds	$428.6	$180.3	$(9.1)	$599.8
Bond funds	990.5	39.1	(17.1)	1,012.5
Total	$1,419.1	$219.4	$(26.2)	$1,612.3

September 30, 2016
Stock and blended asset funds	$165.4	$97.3	$(.1)	$262.6
Bond funds	428.4	4.8	(1.5)	431.7
Total	$593.8	$102.1	$(1.6)	$694.3

The following table details the number of holdings, the unrealized holding losses, and the aggregate fair value of available-for-sale sponsored investment portfolios with unrealized losses categorized by the length of time they have been in a continuous unrealized loss position:

	Number of holdings	Unrealized holding losses	Aggregate fair value
December 31, 2015
Less than 12 months	18	$(15.8)	$419.6
12 months or more	4	(10.4)	298.6
Total	22	$(26.2)	$718.2

September 30, 2016
Less than 12 months	4	$(.1)	$25.2
12 months or more	2	(1.5)	171.0
Total	6	$(1.6)	$196.2

In addition to the duration of the impairments, we reviewed the severity of the impairment as well as our intent and ability to hold the investments for a period of time sufficient for an anticipated recovery in fair value. Accordingly, impairment of these investment holdings is considered temporary at December 31, 2015 and September 30, 2016.

VARIABLE INTEREST ENTITIES.
Our investments at September 30, 2016, include $111.3 million of investments in variable interest entities that we do not consolidate as we are not deemed the primary beneficiary. Our maximum risk of loss related to our involvement with these entities at September 30, 2016, is $164.5 million, which includes our carrying value, any unfunded capital commitments, and uncollected investment advisory and administrative fees.

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

	Level 1	Level 2
December 31, 2015
Cash equivalents	$997.5	$—
Available-for-sale sponsored investment portfolios	1,612.3	—
Sponsored investment portfolios held as trading	25.8	—
Total	$2,635.6	$—

September 30, 2016
Cash equivalents	$1,183.6	$—
Available-for-sale sponsored investment portfolios	694.3	—
Sponsored investment portfolios held as trading	56.6	2.8
Total	$1,934.5	$2.8

The table above excludes investments held by consolidated sponsored investment portfolios which are presented separately on our condensed consolidated balance sheets and are detailed in Note 5.

NOTE 5 - CONSOLIDATED SPONSORED INVESTMENT PORTFOLIOS.

The sponsored investment portfolios that we consolidate in our condensed consolidated financial statements are generally those products we provided initial seed capital at the time of their formation and have a controlling interest. Our U.S. sponsored investment portfolios are considered voting interest entities, while those regulated outside the U.S. are considered variable interest entities.

The following table details the net assets of the consolidated sponsored investment portfolios at September 30, 2016.

	Voting interest entities	Variable interest entities	Total
Cash and cash equivalents	$12.6	$73.7	$86.3
Investments	200.1	1,815.5	2,015.6
Other assets	4.0	28.1	32.1
Total assets	216.7	1,917.3	2,134.0
Liabilities	11.4	41.1	52.5
Net assets	$205.3	$1,876.2	$2,081.5

Attributable to redeemable non-controlling interests	$64.5	$1,049.4	$1,113.9
Attributable to T. Rowe Price Group	140.8	826.8	967.6
	$205.3	$1,876.2	$2,081.5

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

The operating results (in millions) of the consolidated sponsored investment portfolios for the three- and nine-months ended September 30, 2016, are reflected in our condensed consolidated statement of income as follows:

	Three months ended 9/30/2016			Nine months ended 9/30/2016
	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(.4)	$(3.4)	$(3.8)	$(1.2)	$(8.7)	$(9.9)
Net investment income reflected in non-operating income	8.7	65.1	73.8	20.8	103.2	124.0
Impact on income before taxes	$8.3	$61.7	$70.0	$19.6	$94.5	$114.1

Net income attributable to T. Rowe Price Group	$6.2	$28.9	$35.1	$13.9	$48.2	$62.1
Net income attributable to redeemable non-controlling interests	2.1	32.8	34.9	5.7	46.3	52.0
	$8.3	$61.7	$70.0	$19.6	$94.5	$114.1

The operating expenses of these consolidated portfolios are reflected in other operating expenses. For the three- and nine-months ended September 30, 2016, we eliminated $2.2 million and $5.3 million, respectively, of these expenses against our investment advisory and administrative fees earned in preparing our condensed consolidated financial statements. The net investment income reflected in non-operating income includes dividend and interest income, and realized and unrealized gains and losses on the underlying securities held by the consolidated sponsored investment portfolios.

The table below details the impact of these consolidated investment portfolios on the individual lines of our condensed consolidated statement of cash flows (in millions) for the nine months ended September 30, 2016.

	Nine months ended 9/30/2016
	Voting interest entities	Variable interest entities	Total
Net cash provided by (used in) operating activities	$(48.0)	$(915.1)	$(963.1)
Net cash provided by (used in) investing activities	22.2	32.1	54.3
Net cash provided by (used in) financing activities	38.4	974.9	1,013.3
Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment portfolios	—	(18.2)	(18.2)
Net change in cash and cash equivalents during period	12.6	73.7	86.3
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of period	$12.6	$73.7	$86.3

The net cash provided by (used in) financing activities during the first nine months of 2016 includes $215.1 million of net subscriptions we made into the consolidated sponsored investment portfolios, net of dividends received. These cash flows were eliminated in consolidation.

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

	Level 1	Level 2
December 31, 2015
Assets
Equity securities	$2.8	$11.2
Fixed income securities	—	43.0
Other investments	.7	—
	$3.5	$54.2

September 30, 2016
Assets
Cash equivalents	$10.8	$1.9
Equity securities	282.0	347.3
Fixed income securities	—	1,367.6
Other investments	.2	18.5
	$293.0	$1,735.3

Liabilities	$(.5)	$(5.8)

NOTE 6 – STOCKHOLDERS’ EQUITY.

Regular cash dividends declared per share during the first nine months of 2015 and 2016 were $1.56 and $1.62, respectively. A $2.00 per share special dividend was also declared and paid in the first nine months of 2015.

At September 30, 2016, a liability of $21.2 million is included in accounts payable and accrued expenses for common stock repurchases that settled by October 5, 2016.

NOTE 7	– STOCK-BASED COMPENSATION.

STOCK OPTIONS.

The following table summarizes the status of, and changes in, our stock options during the first nine months of 2016.

	Options	Weighted- average exercise price
Outstanding at December 31, 2015	30,818,229	$59.24
Non-employee director grants	13,050	$75.29
Exercised	(3,116,764)	$46.03
Forfeited	(365,287)	$71.78
Expired	(29,827)	$75.18
Outstanding at September 30, 2016	27,319,401	$60.58
Exercisable at September 30, 2016	16,760,572	$53.41

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of, and changes in, our nonvested restricted shares and restricted stock units during the first nine months of 2016.

	Restricted shares	Restricted stock units	Weighted-average fair value
Nonvested at December 31, 2015	1,470,827	2,216,431	$74.66
Time-based grants	2,600	2,756,079	$69.65
Performance-based grants	—	259,312	$69.94
Vested	(23,677)	(49,716)	$73.53
Forfeited	(41,867)	(76,321)	$74.70
Nonvested at September 30, 2016	1,407,883	5,105,785	$72.36

Nonvested at September 30, 2016, includes 21,600 performance-based restricted shares and 453,923 performance-based restricted stock units. These performance-based restricted shares and units include 21,600 restricted shares and 167,340 restricted stock units for which the performance period has lapsed and the performance threshold has been met.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense (in millions) to be recognized over the remaining vesting periods of the stock-based awards outstanding at September 30, 2016. Estimated future compensation expense will change to reflect future option grants, future awards of unrestricted shares and restricted stock units, changes in the probability of performance thresholds being met, and adjustments for actual forfeitures.

Fourth quarter 2016	$47.2
2017	146.2
2018 through 2021	157.6
Total	$351.0

NOTE 8	– EARNINGS PER SHARE CALCULATIONS.

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

	Three months ended		Nine months ended
	9/30/2015	9/30/2016	9/30/2015	9/30/2016
Net income attributable to T. Rowe Price Group	$277.1	$327.8	$919.8	$835.2
Less: net income allocated to outstanding restricted stock and stock unit holders	4.1	7.3	11.8	17.1
Net income allocated to common stockholders	$273.0	$320.5	$908.0	$818.1

Weighted-average common shares
Outstanding	252.7	245.6	256.3	246.4
Outstanding assuming dilution	258.6	250.1	262.9	251.5

The following table shows the weighted-average outstanding stock options (in millions) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive.

	Three months ended		Nine months ended
	9/30/2015	9/30/2016	9/30/2015	9/30/2016
Weighted-average outstanding stock options excluded	6.9	10.3	5.7	9.9

NOTE 9 - OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME.

The following table presents the impact of the components (in millions) of other comprehensive income or loss on deferred tax benefits (income taxes).

	Three months ended		Nine months ended
	9/30/2015	9/30/2016	9/30/2015	9/30/2016
Net deferred tax benefits (income taxes) on:
Net unrealized holding gains or losses	$21.0	$(4.0)	$15.5	$(3.6)
Reclassification adjustments recognized in the provision for income taxes:
Net gains realized on dispositions	3.5	—	18.2	20.6
Other-than-temporary impairments	(1.9)	—	(1.9)	—
Net deferred tax benefits (income taxes) on net unrealized holding gains or losses	22.6	(4.0)	31.8	17.0

Currency translation adjustments	1.1	(1.1)	2.6	(3.9)
Reclassification adjustment recognized in the provision for income taxes upon deconsolidation of sponsored fund subsidiary	(1.2)	.4	(1.2)	.4
Total deferred tax benefits (income taxes) on currency translation adjustments	(.1)	(.7)	1.4	(3.5)
Total net deferred tax benefits (income taxes)	$22.5	$(4.7)	$33.2	$13.5

The changes (in millions) in each component of accumulated other comprehensive income, including reclassification adjustments for the first nine months of 2016 are presented in the table below.

		Currency translation adjustments
	Net unrealized holding gains	Equity method investments	Consolidated sponsored investment portfolios - variable interest entities	Total currency translation adjustments	Total
Balances at December 31, 2015	$120.3	$(30.9)	$(2.8)	$(33.7)	$86.6
Reclassification of accumulated other comprehensive income to retained earnings upon adoption of the new consolidation accounting guidance	(32.0)	(.5)	—	(.5)	(32.5)
Balance at January 1, 2016	88.3	(31.4)	(2.8)	(34.2)	54.1
Other comprehensive income (loss) before reclassifications and income taxes	9.4	(3.5)	13.2	9.7	19.1
Reclassification adjustments recognized in non-operating income	(52.3)	—	(1.1)	(1.1)	(53.4)
	(42.9)	(3.5)	12.1	8.6	(34.3)
Net deferred tax benefits (income taxes)	17.0	1.2	(4.7)	(3.5)	13.5
Other comprehensive income (loss)	(25.9)	(2.3)	7.4	5.1	(20.8)
Balances at September 30, 2016	$62.4	$(33.7)	$4.6	$(29.1)	$33.3

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

NOTE 11 - SUPPLEMENTARY CONSOLIDATING CASH FLOW STATEMENT.

The following table summarizes the cash flows (in millions) for the nine months ended September 30, 2016, that are attributable to T. Rowe Price Group, our consolidated sponsored investment portfolios and the related eliminations required in preparing the statement.

		For nine months ended 9/30/2016
	As reported for the nine months ended 9/30/2015	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated sponsored investment portfolios	Eliminations	As reported on statement of cash flows
Cash flows from operating activities
Net income	$919.8	$835.2	$114.1	$(62.1)	$887.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization of property and equipment	94.4	100.0	$—	—	100.0
Stock-based compensation expense	107.4	117.9	$—	—	117.9
Realized gains on dispositions of available-for-sale sponsored investment portfolios	(48.9)	(52.3)	$—	—	(52.3)
Net gains recognized on investments	(3.2)	(90.2)	$—	62.1	(28.1)
Net change in trading securities held by consolidated sponsored investment portfolios	(2.5)	—	$(1,084.1)	—	(1,084.1)
Other changes in assets and liabilities	326.6	324.7	$6.9	(4.0)	327.6
Net cash provided by (used in) operating activities	1,393.6	1,235.3	(963.1)	(4.0)	268.2
Net cash provided by (used in) investing activities	(48.6)	(163.1)	54.3	219.1	110.3
Net cash provided by (used in) financing activities	(1,686.7)	(843.5)	1,013.3	(215.1)	(45.3)
Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment portfolios	—	—	(18.2)	—	(18.2)
Net change in cash and cash equivalents during period	(341.7)	228.7	$86.3	—	315.0
Cash and cash equivalents at beginning of year	1,506.1	1,172.3	$—	—	1,172.3
Cash and cash equivalents at end of period	$1,164.4	$1,401.0	$86.3	$—	$1,487.3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:

We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries (“the Company”) as of September 30, 2016, the related condensed consolidated statements of income and comprehensive income for the three- and nine- month periods ended September 30, 2016 and 2015, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2016 and 2015, and the related condensed consolidated statement of stockholders’ equity for the nine-month period ended September 30, 2016. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
October 27, 2016

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our sponsored U.S. mutual funds and other investment portfolios. The other investment portfolios include: separately managed accounts, subadvised funds, and other sponsored investment portfolios including collective investment trusts, target-date retirement trusts, Luxembourg-based funds offered to investors outside the U.S., and portfolios offered through variable annuity life insurance plans in the U.S. Investment advisory clients domiciled outside the U.S. account for nearly 5% of our assets under management at September 30, 2016.

We manage a broad range of U.S., international and global stock, bond, and money market mutual funds and other investment portfolios, which meet the varied needs and objectives of individual and institutional investors. Investment advisory revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets under management affect our revenues and results of operations. We incur significant expenditures to develop new products and services and improve and expand our capabilities and distribution channels in order to attract new investment advisory clients and additional investments from our existing clients. These efforts often involve costs that precede any future revenues that we may recognize from an increase to our assets under management.

We remain debt-free with substantial liquidity and resources that allow us to take advantage of attractive growth opportunities, invest in key capabilities, including investment professionals, technologies, and new investment strategies and products; and, most importantly, provide our clients with strong investment management expertise and service both now and in the future.

We expect to increase our pace of spending on a series of key strategic priorities to address evolving client needs and to grow and further diversify our business. We currently expect that our 2016 expenses (excluding the $166.2 million charge recognized in the second quarter of 2016 related to the Dell appraisal rights matter) will be about six percent higher than 2015. We also expect, based on current planned initiatives and depending on market conditions, operating expenses will grow in the mid- to high single-digit range in 2017 compared with 2016 expenses (excluding the $166.2 million charge related to the Dell appraisal rights matter).

BACKGROUND.

U.S. equities rose in the third quarter of 2016 as the stock market rallied in July amid expectations that major central banks would act to mitigate an expected economic slowdown following the UK’s late-June decision to leave the European Union. Equities were also helped by better than expected second-quarter earnings—although year-over-year earnings declined for the fifth consecutive quarter and, following a fairly quiet August, market volatility picked up in September amid concerns that central banks in developed countries were reaching limits in their ability to provide stimulus. While the Federal Reserve did not raise short-term interest rates at its September policy meeting, Fed officials noted in their post-meeting statement that “the case for an increase in the federal funds rate has strengthened.” This could mean that a rate hike will occur in the next few months.

Stocks in developed non-U.S. markets outperformed large-cap U.S. shares, as strength in some non-U.S. currencies lifted returns in dollar terms. Most developed Asian markets produced strong returns; Japanese shares rose almost 9%. In Europe, most markets advanced. Equities in the UK returned about 4% in dollar terms, as a weaker British pound sterling reduced stronger local returns to U.S. investors. Emerging markets stocks outperformed shares in developed markets, with Asian markets performing best. In emerging Europe, Russian shares rallied about 9%, while stocks in Turkey fell more than 5%, as the government tightened its grip on the country following a failed coup attempt in mid-July. In Latin America, Brazilian shares climbed more than 11%.

Returns of several major equity market indexes for the three- and nine-month periods ended September 30, 2016, are as follows:

	Three months ended	Nine months ended
Index	9/30/2016	9/30/2016
S&P 500 Index	3.9%	7.8%
NASDAQ Composite Index (1)	9.7%	6.1%
Russell 2000 Index	9.1%	11.5%
MSCI EAFE (Europe, Australasia, and Far East) Index	6.5%	2.2%
MSCI Emerging Markets Index	9.2%	16.4%
 (1) returns exclude dividends

Global bond returns in the third quarter were mostly positive in dollar terms. In the U.S., even though the Fed refrained from raising short-term rates, Treasury and municipal bond prices declined and yields increased across all maturities. The 10-year Treasury note yield rose from 1.5% to 1.6%. Investment-grade corporate bonds performed well, thanks to strong demand. Mortgage-backed securities edged higher. High yield bonds significantly outperformed high-quality bonds, as investors continued to seek securities with attractive yields.

Government bonds in developed non-U.S. markets produced positive returns in dollar terms, as the dollar depreciated against some major currencies amid uncertainty about the upcoming U.S. elections and the timing of the Fed’s next interest rate increase. Emerging markets bonds also produced gains for U.S. investors, helped by demand for fixed income securities with attractive yields.

Returns for several major bond market indexes for the three- and nine-month periods ended September 30, 2016, are as follows:

	Three months ended	Nine months ended
Index	9/30/2016	9/30/2016
Bloomberg Barclays U.S. Aggregate Bond Index	.5%	5.8%
JPMorgan Global High Yield Index	5.5%	15.5%
Bloomberg Barclays Municipal Bond Index	(.3)%	4.0%
Bloomberg Barclays Global Aggregate Ex-U.S. Dollar Bond Index	1.0%	13.1%
JPMorgan Emerging Markets Bond Index Plus	3.1%	15.8%

ASSETS UNDER MANAGEMENT.

Assets under management ended the third quarter of 2016 at $812.9 billion, an increase of $36.3 billion from June 30, 2016, and $49.8 billion from December 31, 2015. The following table presents our assets under management (in billions) at December 31, 2015, and September 30, 2016, by investment portfolio and asset class.

	As of
	12/31/2015	9/30/2016
Sponsored U.S. mutual funds	$487.1	$517.0
Other investment portfolios	276.0	295.9
Total assets under management	$763.1	$812.9

	As of
	12/31/2015	9/30/2016
Stock and blended asset portfolios	$592.8	$623.6
Fixed income portfolios	170.3	189.3
Total assets under management	$763.1	$812.9

The following table details the changes in our assets under management (in billions) during the three- and nine-month periods ended September 30, 2016:

	Three months ended 9/30/2016			Nine months ended 9/30/2016
	Sponsored U.S. mutual funds	Other investment portfolios	Total	Sponsored U.S. mutual funds	Other investment portfolios	Total
Assets under management at beginning of period	$494.4	$282.2	$776.6	$487.1	$276.0	$763.1

Net cash flows before client transfers	.1	(.3)	(.2)	3.5	(1.3)	2.2
Client transfers from mutual funds to other portfolios	(.5)	.5	—	(4.3)	4.3	—
Net cash flows after client transfers	(.4)	.2	(.2)	(.8)	3.0	2.2
Net market appreciation and income	23.0	13.5	36.5	30.7	16.9	47.6
Change during the period	22.6	13.7	36.3	29.9	19.9	49.8

Assets under management at September 30, 2016	$517.0	$295.9	$812.9	$517.0	$295.9	$812.9

The client transfers from mutual funds to other investment portfolios noted in the table above were primarily transfers from mutual funds to collective investment trusts, including our retirement date trusts.

The net cash flows after client transfers (in billions) during the three- and nine-month periods ended September 30, 2016, include the following:

	Three months ended 9/30/2016	Nine months ended 9/30/2016
Sponsored U.S. mutual funds
Stock and blended asset funds	$(3.5)	$(4.6)
Bond funds	2.7	3.6
Money market funds	.4	.2
	(.4)	(.8)
Other investment portfolios
Stock and blended assets	(1.9)	(2.3)
Fixed income, money market, and stable value	2.1	5.3
	.2	3.0
Total net cash flows after client transfers	$(.2)	$2.2

Our target-date retirement portfolios invest in a broadly diversified portfolio of other T. Rowe Price funds or T. Rowe Price collective investment trusts, and automatically rebalance to maintain their specific asset allocation weightings. Total net cash flows after client transfers for the three- and nine-month period ended September 30, 2016, include $1.9 billion and $8.2 billion, respectively, that originated in our target-date retirement portfolios. Assets under management in these portfolios at September 30, 2016, totaled $188.6 billion, including $151.4 billion in target-date retirement funds and $37.2 billion in target-date retirement trusts.

RESULTS OF OPERATIONS.

The table below presents financial results on a U.S. GAAP basis as well as a non-GAAP basis to adjust for the impact of the consolidated sponsored investment portfolios and other non-operating income. We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results.

	Three months ended
(in millions, except per-share data)	9/30/2015	9/30/2016	Dollar change	Percentage change

U.S. GAAP Basis
Investment advisory fees	$922.6	$970.5	$47.9	5.2%
Net revenues	$1,049.0	$1,092.9	$43.9	4.2%
Operating expenses	$590.7	$617.2	$26.5	4.5%
Net operating income	$458.3	$475.7	$17.4	3.8%
Non-operating income(1)	$.3	$88.3	$88.0	nm
Net income attributable to T. Rowe Price Group	$277.1	$327.8	$50.7	18.3%
Diluted earnings per share on common stock of T. Rowe Price Group	$1.06	$1.28	$.22	20.8%
Weighted average common shares outstanding assuming dilution	258.6	250.1	(8.5)	(3.3)%

Adjusted(2)
Operating expenses	$590.7	$615.6	$24.9	4.2%
Net income attributable to T. Rowe Price Group	$277.0	$299.9	$22.9	8.3%
Diluted earnings per share on common stock of T. Rowe Price Group	$1.06	$1.17	$.11	10.4%

Assets under management (in billions)
Average assets under management	$763.1	$803.6	$40.5	5.3%
Ending assets under management	$725.5	$812.9	$87.4	12.0%
(1) The percentage change in non-operating income is not meaningful.
(2) See the reconciliation to the comparable U.S. GAAP measures at the end of the results of operations sections of this management discussion and analysis.

Investment advisory fees earned in the third quarter of 2016 increased over the comparable 2015 quarter as average assets under our management increased $40.5 billion, or 5.3%, to $803.6 billion. The average annualized effective fee rate earned on our assets under management during the third quarter of 2016 was 48.0 basis points, which was the same as the rate earned during the third quarter of 2015. In order to maintain a positive yield for fund investors, we voluntarily waived $2.1 million in advisory fees and fund expenses from certain of our money market mutual funds in the third quarter of 2016, as compared to $11.6 million in the comparable 2015 quarter. The total waivers in 2016 are less than 1% of total investment advisory fees earned during the third quarter of 2016. The combined net assets at September 30, 2016, of the funds in which we waived fees in the third quarter of 2016 were $15.8 billion. We expect these fee waivers will continue for the remainder of 2016 and into 2017.

Our operating margin in the third quarter of 2016 was 43.5%, virtually unchanged from 43.7% earned in the 2015 quarter.

The third quarter of 2016 results include greater non-operating income resulting from implementing new accounting guidance on January 1, 2016, related to the consolidation of certain sponsored investment portfolios in which we provide initial seed capital at formation. This implementation resulted in investment gains and losses on a larger number of our investments in sponsored portfolios to be recognized in the statement of income compared to the statement of comprehensive income in the prior year. The consolidation of these portfolios results in the recognition in our consolidated statement of income each portfolio's investment income and operating expenses, including the portion that was held by unrelated third party investors

(redeemable non-controlling interests). The portion attributable to unrelated third party investors is removed from our net income to arrive at net income attributable to T. Rowe Price Group, which is used in our calculation of earnings per share.

For the third quarter of 2016, the impact (in millions) of consolidating these sponsored investment portfolios on the individual lines of our condensed consolidated statements of income is as follows:

Operating expenses reflected in net operating income	$(3.8)
Net investment income reflected in non-operating income	73.8
Impact on income before taxes	$70.0

Net income attributable to the firm's interest in the consolidated sponsored investment portfolios	$35.1
Net income attributable to redeemable non-controlling interests (unrelated third party investors)	34.9
$70.0

Additionally, we adopted new accounting guidance related to stock-based compensation that reduced our income tax provision by $4.3 million, or $.02 in diluted earnings per share, in the third quarter of 2016. See Note 1, The Company and Basis of Preparation, in the condensed consolidated financial statements contained in Part I, Item 1 of this filing for more information related to the impact of the guidance.

Net revenues

Investment advisory revenues earned in the third quarter of 2016 from the T. Rowe Price mutual funds distributed in the U.S. were $703.5 million, an increase of $32.7 million, or 4.9%, from the comparable 2015 quarter. Average mutual fund assets under management in the third quarter of 2016 were $511.3 billion, an increase of 4.0% from the average in the third quarter of 2015. The increase in advisory revenues earned from the mutual funds is due to both the increase in average assets under management as well as the reduction in money market fee waivers in the third quarter of 2016 compared with the 2015 quarter.

Investment advisory revenues earned in the third quarter of 2016 from the other investment portfolios were $267.0 million, an increase of $15.2 million, or 6.0%, from the comparable 2015 quarter. Average assets under management in the third quarter of 2016 were $292.3 billion, an increase of 7.7% from the average in the third quarter of 2015.

Operating expenses

Compensation and related costs was $386.2 million in the third quarter of 2016, an increase of $6.8 million, or 1.8%, compared to the third quarter of 2015. Our base salaries and related benefits have increased $15.9 million as a result of modest increases in base salaries at the beginning of 2016 combined with a 4.1% increase in our average staff size from the third quarter of 2015. Our stock-based compensation expense increased $1.5 million in the third quarter of 2016. These increases were offset in part by the interim accrual for annual variable compensation in the third quarter of 2016 being $5.7 million less than the accrual in the 2015 quarter. Our interim accrual for annual variable compensation program is recognized ratably over the year using the ratio of recognized quarterly net operating income to forecasted annual net operating income. Declines in temporary personnel and other employee-related costs in the third quarter of 2016 make up the remainder of the change from the 2015 quarter. We employed 6,239 associates at September 30, 2016.

Advertising and promotion costs were $14.7 million in the third quarter of 2016, compared with $13.2 million in the comparable 2015 period. We currently expect advertising and promotion costs for the full-year 2016 to be comparable to 2015 levels.

Occupancy and facility costs together with depreciation expense were $79.3 million in the third quarter of 2016, an increase of $5.9 million, or 8.0%, compared to the third quarter of 2015. The increase is primarily attributable to the added costs to update and enhance technology capabilities, including related maintenance programs, and to renovate existing facilities.

Other operating expenses in the third quarter of 2016 were up $13.7 million from the comparable 2015 quarter. This increase includes higher costs attributable to BNY Mellon's performance of certain fund accounting and portfolio recordkeeping services for a full quarter in 2016 as compared to a partial quarter in 2015, as well as implementation services related to our transition to their technology platform. The remainder of the increase in costs is due to higher business demands and the firm's continued investment in its operating capabilities.

Non-operating income

Net non-operating income in the third quarter of 2016 was $88.3 million, an increase of $88.0 million from the 2015 quarter. The following table details the components of non-operating income (in millions) during the third quarter of 2015 and 2016.

	Three months ended
	9/30/2015	9/30/2016	Dollar change

Net gains realized on dispositions of available-for-sale investments	$9.6	$—	$(9.6)
Other-than-temporary impairment of available-for-sale investments	(4.8)	—	4.8
Net gain (loss) recognized on deconsolidation of a sponsored fund	(5.8)	1.1	6.9
Ordinary and capital gain dividends on sponsored fund investments	3.4	1.7	(1.7)
Investment gains (losses) on sponsored equity method and trading investments	(5.1)	9.0	14.1
Net investment income (loss) on sponsored fund investments not consolidated	(2.7)	11.8	14.5
Other investment income	6.2	2.7	(3.5)
Total income earned from investments	3.5	14.5	11.0
Net investment income (loss) of consolidated sponsored investment portfolios	(1.5)	73.8	75.3
Other non-operating expenses	(1.7)	—	1.7
Non-operating income	$.3	$88.3	$88.0

The increase in investment gains (losses) on sponsored equity method and trading investments is driven by an increase in the number of sponsored funds accounted for as equity method investments as well as market gains. The investment income on consolidated sponsored investment portfolios has increased in the third quarter of 2016 as the number of portfolios we consolidate, as discussed above, increased significantly upon the adoption of the new consolidation accounting guidance. See Note 1, The Company and Basis of Preparation, in the condensed consolidated financial statements contained in Part I, Item 1 of this filing for more information related to the impact of the guidance.

Provision for income taxes

The effective tax rate for the third quarter of 2016 was 35.7%. We currently estimate our effective tax rate for the full-year 2016 will be 36.3% compared with our estimate of 38.3% disclosed at the end of the second quarter of 2016. The decrease in the estimated effective tax rate is related in part to the increase in net income attributable to redeemable non-controlling interest related to our consolidated sponsored investment portfolios as we do not recognize taxes associated with these earnings. Additionally, the estimated effective tax rate has declined as a result of us electing to adopt the new stock-based compensation accounting guidance as discussed in Note 1, The Company and Basis of Preparation, in the condensed consolidated financial statements contained in Part I, Item 1 of this filing. Under the new guidance, tax benefits and shortfalls on exercised options and vested restricted stock relative to the stock-based compensation expense recognized will now be included in the provision for income taxes rather than as additional paid in capital on the balance sheet.

First nine months of 2015 versus first nine months of 2016.

The table below presents financial results on a U.S. GAAP basis as well as a non-GAAP basis to adjust for the non-recurring charge related to the Dell appraisal matter and impact of the consolidated sponsored investment portfolios and other non-operating income. We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results.

	Nine months ended
(in millions, except per-share data)	9/30/2015	9/30/2016	Dollar change	Percentage change

U.S. GAAP Basis
Investment advisory fees	$2,761.3	$2,761.9	$.6	—%
Net revenues	$3,148.4	$3,131.7	$(16.7)	(.5)%
Operating expenses	$1,704.5	$1,961.6	$257.1	15.1%
Net operating income	$1,443.9	$1,170.1	$(273.8)	(19.0)%
Non-operating income(1)	$60.1	$214.9	$154.8	nm
Net income attributable to T. Rowe Price Group	$919.8	$835.2	$(84.6)	(9.2)%
Diluted earnings per share on common stock of T. Rowe Price Group	$3.45	$3.25	$(.20)	(5.8)%
Weighted average common shares outstanding assuming dilution	262.9	251.5	(11.4)	(4.3)%

Adjusted(2)
Operating expenses	$1,704.5	$1,790.8	$86.3	5.1%
Net income attributable to T. Rowe Price Group	$883.1	$845.7	$(37.4)	(4.2)%
Diluted earnings per share on common stock of T. Rowe Price Group	$3.31	$3.29	(.02)	(.6)%

Assets under management (in billions)
Average assets under management	$768.6	$768.3	$(.3)	—%
Ending assets under management	$725.5	$812.9	$87.4	12.0%
(1) The percentage change in non-operating income is not meaningful.
(2) See the reconciliation to the comparable U.S. GAAP measures at the end of the results of operations sections of this management discussion and analysis.

Investment advisory revenues earned in the first nine months of 2016 increased slightly over the comparable 2015 period. The average annualized fee rate earned on our assets under management was 48.0 basis points in the first nine months of 2016, virtually unchanged from the 48.0 basis points earned in the first nine months of 2015. We waived $9.4 million in money market related fees, including advisory fees and fund expenses, in the first nine months of 2016, a decrease of $28.4 million from the $37.8 million waived in the 2015 period. The fee waivers in the first nine months of 2016 represent less than 1% of total investment advisory revenues earned during the same period.

During the first nine months of 2016, our operating expenses include a nonrecurring operating charge of $166.2 million, which reduced net income by $100.7 million or $.39 in diluted earnings per common share, related to our decision to compensate certain clients in regard to the Dell appraisal rights matter.

Our operating margin in the first nine months of 2016 was 37.4%, compared to 45.9% in the 2015 period, as the nonrecurring operating charge related to the Dell appraisal rights matter recognized in the 2016 period reduced our operating margin by about 5%. The additional decline in our operating margin from the first nine months of 2015 is a result of the investments we have been making to broaden and deepen our investment management, distribution, and service capabilities around the world.

The adoption of the new consolidation guidance on January 1, 2016, as discussed in Note 1, The Company and Basis of Preparation, in the condensed consolidated financial statements contained in Part I, Item 1 of this filing, has significantly impacted our results for the first nine months of 2016. The impact (in millions) the consolidated sponsored investment portfolios had on the individual lines of our income statement is as follows:

Operating expenses reflected in net operating income	$(9.9)
Net investment income reflected in non-operating income	124.0
Impact on income before taxes	$114.1

Net income attributable to the firm's interest in the consolidated sponsored investment portfolios	$62.1
Net income attributable to redeemable non-controlling interests (unrelated third party investors)	52.0
$114.1

The first nine months of 2016 results were also impacted by the implementation of accounting guidance related to stock-based compensation. As discussed in Note 1, The Company and Basis of Preparation, to the condensed consolidated financial statements, the guidance required us to adjust results of the first and second quarters of 2016 in order to reflect the impact as of the beginning of the calendar year, despite adopting the guidance in the third quarter of 2016. As such, our provision for income taxes for the first nine months of 2016 includes an income tax benefit of $16.9 million, or $.06 in diluted earnings per share, related to the settlement of options and restricted stock that in the first half of 2016 was recognized in the balance sheet.

Net revenues

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the U.S. increased .3%, or $5.0 million, to $2.0 billion. Average mutual fund assets in the first nine months of 2016 were $489.7 billion, a decrease of 1.1% from the average for the comparable 2015 period. The increase in advisory revenues was due in part to the reduction in money market fee waivers made in the first nine months of 2016 compared with the 2015 period.

Investment advisory revenues earned on the other investment portfolios for the first nine months of 2016 were $757.2 million, a decrease of $4.4 million, or .6%, from the $761.6 million earned in the comparable 2015 period. The first nine months of 2016 includes the elimination of $5.9 million in advisory fees against the related management fee expense recorded by our consolidated sponsored investment portfolios. Average assets in these portfolios were $278.6 billion during the first nine months of 2016, up 1.8% from the comparable 2015 period.

Administrative fee revenues decreased $9.3 million to $263.6 million in the first nine months of 2016. The decrease is primarily attributable to transfer agent servicing activities provided to the mutual funds and their investors, as well as the shift to BNY Mellon fund accounting and portfolio recordkeeping operations that, prior to August 2015, we provided to our sponsored U.S. mutual funds. Changes in administrative fee revenues are generally offset by similar changes in related operating expenses that are incurred to provide services to the funds and their investors.

Distribution and servicing fee revenues earned from 12b-1 plans of the Advisor, R, and Variable Annuity II class shares of our sponsored portfolios were $106.2 million in the first nine months of 2016, a decrease of $8.0 million from the comparable 2015 period on lower average assets under management in these share classes. The 12b-1 fees earned are offset entirely by the costs paid to third party intermediaries who source these assets. These costs are reported as distribution and servicing costs in the condensed consolidated income statements.

Operating expenses

Compensation and related costs was $1,112.4 million in the first nine months of 2016, an increase of $25.6 million, or 2.4%, compared to the 2015 period. The largest part of the increase is attributable to a $40.2 million increase in salaries and related benefits which resulted from a modest increase in salaries at the beginning of 2016 combined with an increase of 2.8% in average headcount from the 2015 period. Higher non-cash stock-based compensation expense of $10.5 million was offset in part by an increase of $5.9 million in the level of labor capitalized in 2016 compared with the 2015 period. These net increases were offset in part by the interim accrual for our annual variable compensation in the2016 period being $5.4 million less than the interim accrual in the 2015 period. Our interim accrual for annual variable compensation program is recognized ratably over the year using the ratio of recognized quarterly net operating income to forecasted annual net operating income. The overall increase in compensation and related costs and our average staff size from the first nine months of 2015 were muted by lower compensation costs resulting from shifting 210 associates in August 2015 and for the ongoing transition support we provide to BNY Mellon. However, these lower compensation costs are offset by increases in costs paid to BNY Mellon to provide these administrative services and other transition-related activities, which are reflected in other operating expenses.

Occupancy and facility costs, together with depreciation expense, increased $14.6 million, or 6.9%, compared to the first nine months of 2015. The increase is primarily attributable to the added costs to update and enhance technology capabilities, including related maintenance programs, and to renovate existing facilities.

Other operating expenses were $296.6 million in the first nine months of 2016, an increase of $58.7 million from the comparable 2015 period. About half of this increase is attributable to costs being paid to BNY Mellon since August 2015 for the performance of certain administrative services, as mentioned above. The increase also includes $4.6 million in operating expenses, net of investment advisory fees paid to us, of those sponsored investment portfolios that we began consolidating at the beginning of 2016. The remaining balance of the change is due to increased business demands and our continued investment in capabilities.

Non-operating income

Net non-operating investment activity during the first nine months of 2016 resulted in income of $214.9 million compared with $60.1 million in the 2015 period. The following table details the components of non-operating income (in millions) during the first nine months of 2015 and 2016.

	Nine months ended
	9/30/2015	9/30/2016	Dollar change

Net gains realized on dispositions of available-for-sale investments	$48.9	$52.3	$3.4
Other-than-temporary impairments of available-for-sale investments	(4.8)	—	4.8
Net gain (loss) recognized on deconsolidation of a sponsored fund	(5.8)	1.1	6.9
Ordinary and capital gain dividends on sponsored fund investments	10.7	5.0	(5.7)
Investment gains (losses) on sponsored equity method and trading investments	(1.9)	21.8	23.7
Net investment income on sponsored fund investments not consolidated	47.1	80.2	33.1
Other investment income	14.7	10.9	(3.8)
Total investment income on investments	61.8	91.1	29.3
Net investment income on consolidated sponsored investment portfolios	.9	124.0	123.1
Other non-operating expense	(2.6)	(.2)	2.4
Non-operating income	$60.1	$214.9	$154.8

The increase in investment gains on sponsored equity method and trading investments is driven by an increase in the number of sponsored funds accounted for as equity method investments as well as market gains. The investment income on consolidated sponsored investment portfolios has increased in the first nine months of 2016 as the number of portfolios we consolidate, as discussed above, increased significantly upon the adoption of the new consolidation accounting guidance. See Note 1, The Company and Basis of Preparation, in the condensed consolidated financial statements contained in Part I, Item 1 of this filing for more information related to the impact of the guidance.

Non-GAAP information and reconciliation

We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results. These measures have been established in order to increase transparency for the purpose of evaluating our core business, for comparing current results with prior period results, and to enable more appropriate comparison with industry peers. However, non-GAAP financial measures should not be considered as a substitute for financial measures calculated in accordance with U.S. GAAP and may be calculated differently by other companies. The following schedule reconciles (in millions, except for per share amounts) U.S. GAAP financial measures to non-GAAP measures for the three and nine-months ended September 30, 2016.

in millions, except for per share amounts	Three months ended		Nine months ended
	9/30/2015	9/30/2016	9/30/2015	9/30/2016
Operating expenses, GAAP basis	$590.7	$617.2	$1,704.5	$1,961.6
Non-GAAP Adjustments:
Expenses of consolidated sponsored investment portfolios(1)	—	(1.6)	—	(4.6)
Non-recurring charge related to Dell appraisal matter (3)	—	—	—	(166.2)
Adjusted operating expenses	$590.7	$615.6	$1,704.5	$1,790.8

Net income attributable to T. Rowe Price Group, Inc., GAAP basis	$277.1	$327.8	$919.8	$835.2
Non-GAAP Adjustments:
Net income of consolidated sponsored investment portfolios, net of redeemable non-controlling interests (1)	1.5	(35.1)	(0.9)	(62.1)
Non-operating income, excluding impact of consolidated sponsored investment portfolios(2)	(1.8)	(14.5)	(59.2)	(90.9)
Non-recurring charge related to Dell appraisal matter (3)	—	—	—	166.2
Income tax impacts of non-GAAP adjustments (4)	.2	21.7	23.4	(2.7)
Adjusted net income attributable to T. Rowe Price Group, Inc.	$277.0	$299.9	$883.1	$845.7

Diluted earnings per common share, GAAP basis	$1.06	$1.28	$3.45	$3.25
Non-GAAP Adjustments:
Consolidated sponsored investment portfolios (1)	—	(.07)	—	(.13)
Non-operating income, excluding impact of consolidated sponsored investment portfolios(2)	—	(.04)	(.14)	(.22)
Non-recurring charge related to Dell appraisal matter (3)	—	—	—	.39
Adjusted diluted earnings per common share(5)	$1.06	$1.17	$3.31	$3.29

(1) Net income of consolidated sponsored investment portfolios, net of redeemable non-controlling interests: We implemented new consolidation accounting guidance on January 1, 2016, that resulted in a larger number of our sponsored investment portfolios, that we provide seed capital to at formation, to be consolidated in our financial statements as we were deemed to have a controlling financial interest. We now recognize investment gains and losses on a larger number of the investments in sponsored portfolios in our statement of income compared to our statement of comprehensive income in 2015. The non-GAAP adjustments add back the management fees we earn from the consolidated sponsored investment portfolios and remove the investment income and operating expenses of these portfolios that have been included in our U.S. GAAP condensed consolidated statements of income. We believe the consolidated sponsored investment portfolios may impact the reader's ability to understand our core operating results.

	Three months ended		Nine months ended
	9/30/2015	9/30/2016	9/30/2015	9/30/2016
Net investment income of consolidated sponsored portfolios	$(1.5)	$73.8	$.9	$124.0
Operating expenses of consolidated sponsored portfolios	—	(3.8)	—	(9.9)
Net income of consolidated sponsored portfolios	(1.5)	70.0	.9	114.1
Less: net income attributable to redeemable non-controlling interests	—	34.9	—	52.0
T. Rowe Price's portion of net income	$(1.5)	$35.1	$.9	$62.1

(2) Non-operating income, excluding impact of consolidated sponsored investment portfolios: This non-GAAP adjustment removes the non-operating income that remains after backing out the portion related to the consolidated sponsored investment portfolios. We believe excluding non-operating income helps the reader's ability to understand the firm’s core operating results, and increases comparability to prior years. Additionally, we do not emphasize the impact of non-operating income when managing our firm and evaluating our performance.

	Three months ended		Nine months ended
	9/30/2015	9/30/2016	9/30/2015	9/30/2016
Total non-operating income	$.3	$88.3	$60.1	$214.9
Less: net investment income (loss) of consolidated sponsored portfolios	(1.5)	73.8	.9	124.0
Total other non-operating income	$1.8	$14.5	$59.2	$90.9

(3) Non-recurring charge related to Dell appraisal rights matter: As previously disclosed, we made the decision in June 2016 to compensate certain clients in regard to the Dell appraisal rights matter. We believe it is useful to readers of our condensed consolidated statement of income to adjust for this non-recurring charge in arriving at adjusted operating expenses and net income attributable to T. Rowe Price Group, Inc. and diluted earnings per share, as this will aid with comparability to prior periods and analyzing our core business results.

(4)Income tax impacts of non-GAAP adjustments: These were calculated using the effective tax rate applicable to the related items.

(5) Adjusted diluted earnings per common share: This non-GAAP measure was calculated by applying the two-class method to adjusted net income attributable to T. Rowe Price Group, Inc. divided by the weighted-average common shares outstanding assuming dilution.

CAPITAL RESOURCES AND LIQUIDITY.

We remain debt-free with ample liquidity, including cash and discretionary sponsored portfolio investment holdings of $2.1 billion at September 30, 2016. We also have seed capital investments in sponsored investment portfolios of $1.2 billion that are redeemable, although we generally expect to be invested for several years until unrelated third party investors substantially reduce our relative ownership percentage.

The following table details (in millions) the line items of the condensed consolidated balance sheet as of September 30, 2016, where our cash and discretionary sponsored portfolio investment holdings and seed capital investments are presented, as well as the amount of other investments that make up the remainder of the investments line. The investment presentation on the balance sheet is based on the type of investment, as well as how we account for the item.

	Interest Held by T. Rowe Price Group
	Cash and discretionary investments in sponsored portfolios	Seed capital investments in sponsored portfolios	Investment in UTI and other investments	Total	Redeemable non-controlling interest	As reported on balance sheet 9/30/2016
Cash and cash equivalents	$1,401.0	$—	$—	$1,401.0	$—	$1,401.0
Investments	616.1	383.5	215.3	1,214.9	—	1,214.9
Net assets of consolidated sponsored investment portfolios	114.1	853.5	—	967.6	1,113.9	2,081.5
	$2,131.2	$1,237.0	$215.3	$3,583.5	$1,113.9	$4,697.4

On January 1, 2016, we implemented new consolidation accounting guidance that resulted in the consolidation of sponsored investment portfolios in which we have a controlling interest. Our condensed consolidated balance sheet now reflects the cash and cash equivalents, investments, other assets and liabilities of the sponsored portfolios, as well as redeemable non-controlling interests for the portion of the sponsored portfolios that are held by unrelated third party investors. Although we can redeem our net interest in these sponsored investment portfolios at any time, we cannot directly access or sell the assets held by the portfolios to obtain cash for general operations. Additionally, the assets of these investment portfolios are not available to our general creditors. Our interest in these sponsored investment portfolios was used as initial seed capital and is recategorized as discretionary when it is determined by management that the seed capital is no longer needed. We assess the discretionary investment portfolio and liquidate our interest, if decided, in a way as to not impact the portfolio and ultimately, the unrelated third party investors.

We expended $546.9 million to repurchase 8.0 million shares, or 3.2%, of our outstanding common stock in the first nine months of 2016. We will generally repurchase our common stock over time to offset the dilution created by our equity-based compensation plans. Since the end of 2013, we have returned nearly $3.9 billion to stockholders through stock repurchases, our regular quarterly dividends, and a special dividend in 2015.

(in millions)	Recurring dividend	Special dividend	Stock repurchases	Total cash returned to stockholders
2014	$462.1	$—	$415.5	$877.6
2015	534.5	524.5	987.8	2,046.8
Nine months ended 9/30/2016	406.9	—	546.9	953.8
Total	$1,403.5	$524.5	$1,950.2	$3,878.2

We anticipate property and equipment expenditures for the full-year 2016 to be up to $165 million, of which about two-thirds is planned for technology initiatives. Given the availability of our financial resources, we expect to fund our anticipated capital expenditures with operating resources, and do not maintain an available external source of liquidity.

The following table summarizes the cash flows (in millions) for the nine months ended September 30, 2016, that are attributable to T. Rowe Price Group, our consolidated sponsored investment portfolios, and the related eliminations required in preparing the statement.

		For nine months ended 9/30/2016
	As reported for the nine months ended 9/30/2015	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated sponsored investment portfolios	Eliminations	As reported on statement of cash flows
Cash flows from operating activities
Net income	$919.8	$835.2	$114.1	$(62.1)	$887.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization of property and equipment	94.4	100.0	—	—	100.0
Stock-based compensation expense	107.4	117.9	—	—	117.9
Realized gains on dispositions of available-for-sale sponsored investment portfolios	(48.9)	(52.3)	—	—	(52.3)
Net gains recognized on investments	(3.2)	(90.2)	—	62.1	(28.1)
Net change in trading securities held by consolidated sponsored investment portfolios	(2.5)	—	(1,084.1)	—	(1,084.1)
Other changes in assets and liabilities	326.6	324.7	6.9	(4.0)	327.6
Net cash provided by (used in) operating activities	1,393.6	1,235.3	(963.1)	(4.0)	268.2
Net cash provided by (used in) investing activities	(48.6)	(163.1)	54.3	219.1	110.3
Net cash provided by (used in) financing activities	(1,686.7)	(843.5)	1,013.3	(215.1)	(45.3)
Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment portfolios	—	—	(18.2)	—	(18.2)
Net change in cash and cash equivalents during period	(341.7)	228.7	$86.3	—	315.0
Cash and cash equivalents at beginning of year	1,506.1	1,172.3	$—	—	1,172.3
Cash and cash equivalents at end of period	$1,164.4	$1,401.0	$86.3	$—	$1,487.3

Operating activities attributable to T. Rowe Price Group during the first nine months of 2016 provided cash flows of 1,235.3 million, a decrease of $158.3 million from the 2015 period. The decline is primarily related to our decision in the first nine months of 2016 to compensate certain clients $166.2 million in regard to the Dell appraisal rights matter. Our interim operating cash flows do not include the cash impact of variable compensation that is accrued throughout the year before being substantially paid out in December. The net cash provided by operating activities attributable to T. Rowe Price Group was offset in part by the net change in trading securities held in our consolidated sponsored investments’ underlying investment portfolios.

Net cash used in investing activities that are attributable to T. Rowe Price Group totaled $163.1 million in the first nine months of 2016. During the first nine months of 2016, we provided $219.1 million in seed capital to new and existing sponsored investment portfolios. Since we consolidate these sponsored investment portfolios, the seed capital that we provided was eliminated in preparing our consolidated condensed statement of cash flow. We utilized a portion of the $174.2 million in proceeds from the sale of certain available-for-sale investments and equity method investments in the first nine months of 2016 to fund these seed capital investments. Additionally, our net property and equipment additions were $112.5 million in the first nine months of 2016 compared to $114.6 million in the 2015 period. The cash flow attributable to consolidated sponsored investment portfolios of $54.3 million represents the net cash added to our balance sheet from consolidating and deconsolidating portfolios during the first nine months of 2016.

Net cash used in financing activities attributable to T. Rowe Price Group were $843.5 million in the first nine months of 2016 compared with $1,686.7 million in the 2015 period. The decline in cash used in financing activities is largely related to the $2.00 per share, or $524 million, special dividend we paid in April 2015. We also expended $295.0 million less in common stock purchases in the first nine months of 2016 compared to the 2015 period. The cash proceeds received from stock option exercises were higher in the first nine months of 2016 by $27.6 million compared with the 2015 period. The net cash used in financing activities attributable to T. Rowe Price Group was largely offset by the $798.2 million in cash provided by consolidated sponsored investment portfolios from the net subscriptions received from redeemable non-controlling interest holders.

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

Given the impact the implementation of Accounting Standards Update No. 2015-02 - Consolidation (Topic 810): Amendments to the Consolidation Analysis on January 1, 2016, has had on our consolidated financial statements, we now consider our consolidation policy one of the policies that is most critical to the preparation and understanding of our consolidated financial statements. Our consolidation policy is included in Note 1, The Company and Basis of Preparation, in the condensed consolidated financial statements contained in Part I, Item 1 of this filing.

There have been no other material changes in the critical accounting policies previously identified in our 2015 Annual Report on Form 10-K.

NEW ACCOUNTING STANDARDS.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 — Revenue from Contracts with Customers, and subsequently has issued four related accounting standard updates clarifying several aspects of ASU 2014-09. The overall objective of the new standard updates is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The revenue standard contains principles that will be applied to determine the measurement of revenue and timing of when it is recognized. We will be required to adopt the new standard on January 1, 2018. We are currently evaluating the impact these standards will have on our financial position and results of operations, as well as the available transition methods.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01 — Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017, and requires a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Early adoption is not permitted. The new guidance will require the change in fair value of equity investments with readily determinable fair values to be recognized through the income statements. We are currently evaluating the full impact of the standard, however, upon adoption the change in the fair value of our available-for-sale investments will be recognized in our consolidated income statement rather than our consolidated statement of comprehensive income.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 — Leases (Topic 842). The objective of the update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact this standard will have on our financial position and results of operations.

In August 2016, the FASB issued Accounting Standards Update No. 2016-05 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The amendments in this update provide guidance on eight specific cash flow issues. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact this standard will have on our consolidated statements of cash flows.

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our condensed consolidated statements, including those we have not yet adopted. We do not believe that any such guidance has or will have a material effect on our financial position or results of operations.

FORWARD-LOOKING INFORMATION.

From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this report, may contain certain forward-looking information, including information or anticipated information relating to: our revenues, net income and earnings per share on common stock; changes in the amount and composition of our assets under management; our expense levels; our estimated effective income tax rate; and our expectations regarding financial markets, future transactions and strategic initiatives, dividends, investments, capital expenditures, stock repurchases, and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A, Risk Factors, of our Form 10-K Annual Report for 2015. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

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

Our future results are also dependent upon the level of our expenses, which are subject to fluctuation for the following or other reasons: changes in the level of our advertising expenses in response to market conditions, including our efforts to expand our investment advisory business to investors outside the U.S., and to further penetrate our distribution channels within the U.S.; variations in the level of total compensation expense due to, among other things, bonuses, stock option grants and other equity grants, other incentive awards, changes in our employee count and mix, and competitive factors; any goodwill or other asset impairment that may arise; fluctuation in foreign currency exchange rates applicable to our investment in and the costs of our international operations; expenses and capital costs, such as technology assets, depreciation, amortization, and research and development, incurred to maintain and enhance our administrative and operating services infrastructure; unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and disruptions of services, including those provided by third parties, such as fund accounting and other recordkeeping services, facilities, communications, power, and the mutual fund transfer agent and accounting systems.

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

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of September 30, 2016 are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the third quarter of 2016, and has concluded that there was no change during the third quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On April 27, 2016, certain shareholders in the T. Rowe Price Blue Chip Growth Fund, T. Rowe Price Capital Appreciation Fund, T. Rowe Price Equity Income Fund, T. Rowe Price Growth Stock Fund, T. Rowe Price International Stock Fund, T. Rowe Price High Yield Fund, T. Rowe Price New Income Fund and T. Rowe Price Small Cap Stock Fund (the “Funds”) filed a Section 36(b) complaint under the caption Zoidis v. T. Rowe Price Assoc., Inc., against T. Rowe Price Associates, Inc. (“T. Rowe Price”) in the United States District Court for the Northern District of California. The complaint alleges that the management fees for the identified funds are excessive because T. Rowe Price charges lower advisory fees to subadvised clients with funds in the same strategy. The complaint seeks to recover the allegedly excessive advisory fees received by T. Rowe Price in the year preceding the start of the lawsuit, along with investments’ returns and profits. In the alternative, the complaint seeks the rescission of each fund’s investment management agreement and restitution of any allegedly excessive management fees. T. Rowe Price believes the claims are without merit and intends to vigorously defend the action.

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

With the exception of the following additions or updates to the Legal and Regulatory Risks discussed in Item 1A of our Form 10-K Annual Report for 2015, there have been no material changes in the risk factors previously provided.

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

The Federal Reserve Board has adopted final regulations related to non-bank Systemically Important Financial Institutions (SIFIs), and other jurisdictions are contemplating similar regulation. It has been suggested that large mutual funds, particularly money market funds, should be designated as SIFIs. We do not believe that mutual funds should be deemed SIFIs. Further, we do not believe SIFI designation was intended for traditional asset management businesses. However, if any T. Rowe Price fund or T. Rowe Price affiliate is deemed a SIFI, increased regulatory oversight would apply, which may include enhanced capital, liquidity, leverage, stress testing, resolution planning, and risk management requirements.

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

Global regulations on OTC derivatives are evolving, including new and proposed regulations under The Dodd-Frank Wall Street Reform and Consumer Protection Act and European Market Infrastructure Regulation relating to central clearing counterparties, trade reporting, and repositories. In addition, the SEC has adopted new regulations that will require mutual funds to adopt liquidity risk management programs with specific requirements for measuring and reporting the liquidity of fund holdings. It also has proposed regulations detailing new exposure limits and asset coverage requirements for investments in derivatives, as well as adopting derivatives risk management programs. There remains uncertainty related to various requirements under these regulations and the exact manner in which they will impact current trading strategies for our clients.

The revised Markets in Financial Instruments Directive (MiFID II Directive) and Regulation (MiFIR) (together “MiFID II”) will apply across the European Union (“EU”) and member states of the European Economic Area beginning on January 3, 2018, unless this date is extended. Implementation of MiFID II will significantly impact both the structure and operation of EU financial markets. Some of the main changes introduced under MiFID II include applying enhanced disclosure requirements, enhancing conduct of business and governance requirements, broadening the scope of pre and post trade transparency, increasing transaction reporting requirements, transforming the relationship between client commissions and research, and further regulation of trading venues. Compliance with MiFID II will increase our costs.

We cannot predict the nature of future changes to the legal and regulatory requirements applicable to our business, nor the extent of the impacts that will result from current or future proposals. However, any such changes are likely to increase the costs of compliance and the complexity of our operations. They may also result in changes to our product or service offerings. The changing regulatory landscape may also impact a number of our service providers and, to the extent such providers alter their services or increase their fees, it may impact our expenses or those of the products we offer.

United Kingdom Exit from European Union.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchase activity during the third quarter of 2016 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July	443,347	$70.61	400,000	15,781,526
August	2,540,012	$69.08	2,498,995	13,282,531
September	1,543,606	$67.19	1,519,918	11,762,613
Total	4,526,965	$68.58	4,418,913

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorization, outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options, and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the third quarter of 2016, 107,717 were related to shares surrendered in connection with employee stock option exercises and 335 were related to shares withheld to cover tax withholdings associated with the vesting of restricted stock awards.

The 4,418,913 shares of our common stock were repurchased pursuant to the Board of Directors’ December 11, 2014 and December 10, 2015, publicly announced authorizations. The maximum number of shares that may yet be purchased as of September 30, 2016, under the Board of Directors’ December 10, 2015 publicly announced authorization is 11,762,613.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On October 27, 2016, we issued a press release reporting our results of operations for the third quarter of 2016 and first nine months of 2016. A copy of that press release is furnished herewith as Exhibit 99. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

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

10.21	Employment Agreement as of March 15, 2016, between T. Rowe Price International Limited and Christopher Alderson. (Incorporated by reference from Form 10Q filed on April 26, 2016; File No. 000-32191).

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99	Earnings release issued October 27, 2016, reporting our results of operations for the third quarter and first nine months of 2016.

101
The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s unaudited condensed consolidated interim financial statements and notes that are included in this Form 10-Q Report.

101.INS XBRL Instance Document (File name: trow-20160930.xml).

101.SCH XBRL Taxonomy Extension Schema Document (File name: trow-20160930.xsd).

101.CAL XBRL Taxonomy Calculation Linkbase Document (File name: trow-20160930_cal.xml).

101.LAB XBRL Taxonomy Label Linkbase Document (File name: trow-20160930_lab.xml).

101.PRE XBRL Taxonomy Presentation Linkbase Document (File name: trow-20160930_pre.xml).

101.DEF XBRL Taxonomy Definition Linkbase Document (File name: trow-20160930_def.xml).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 27, 2016.
T. Rowe Price Group, Inc.

By:    /s/ Kenneth V. Moreland
Vice President, Chief Financial Officer and Treasurer