Form 10-K
period 2016-12-31
PRICE T ROWE GROUP INC
filed 2017-02-07
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    [   ]  Yes    [X]  No
The aggregate market value of the common equity (all voting) held by non-affiliates (excludes current executive officers and directors) computed using $72.97 per share (the NASDAQ Official Closing Price on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter) was $17.7 billion.
The number of shares outstanding of the registrant's common stock as of the latest practicable date, February 6, 2017, is 243,415,300.
DOCUMENTS INCORPORATED BY REFERENCE: In Part III, the Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.
Exhibit index begins on page 72.

PART I

Item 1.	Business.

GENERAL.

T. Rowe Price Group, Inc. is a financial services holding company that provides global investment management services through its subsidiaries to investors worldwide. We provide an array of company sponsored U.S. mutual funds, other sponsored pooled investment vehicles, subadvisory services, separate account management, recordkeeping, and related services to individuals, advisors, institutions, financial intermediaries, and retirement plan sponsors. We are focused on delivering global investment management excellence to help clients around the world achieve their long-term investment goals.

The late Thomas Rowe Price, Jr., founded our firm in 1937, and the common stock of T. Rowe Price Associates, Inc. was first offered to the public in 1986. The T. Rowe Price Group corporate holding company structure was established in 2000.

We derive the vast majority of our consolidated net revenue and net income from investment advisory services provided by our subsidiaries, primarily T. Rowe Price Associates and T. Rowe Price International Ltd. Our revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations. At December 31, 2016, we had $810.8 billion in assets under management, including $514.2 billion in the T. Rowe Price mutual funds distributed in the U.S. (Price Funds) and $296.6 billion in other investment portfolios.

2016 DEVELOPMENTS.

U.S. stocks rose strongly in 2016, with major indexes finishing the year near record highs. Small-cap stocks substantially outperformed large-caps, and it was the eighth consecutive year for a positive S&P 500 Index total return. The S&P 500 Index and the NASDAQ Composite Index, which is heavily weighted in technology companies, returned 12.0% and 7.5%, respectively, in 2016. Developed non-U.S. equity markets significantly underperformed U.S. shares for the year, as returns to U.S. investors were hurt by a stronger dollar versus some major currencies. Global bond returns were mostly positive in 2016.

The table below presents financial results on a U.S. GAAP basis, as well as a non-GAAP basis, to adjust for the non-recurring charge related to the Dell appraisal rights matter, the impact of our consolidated sponsored investment portfolios, and other non-operating income. We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results.

	Year ended December 31,
(in millions, except per-share data)	2015	2016	Dollar change	Percentage change

U.S. GAAP Basis
Investment advisory fees	$3,687.3	$3,728.7	$41.4	1.1%
Net revenues	$4,200.6	$4,222.9	$22.3	.5%
Operating expenses	$2,301.7	$2,489.5	$187.8	8.2%
Net operating income	$1,898.9	$1,733.4	$(165.5)	(8.7)%
Non-operating income(1)	$103.5	$227.1	$123.6	nm
Net income attributable to T. Rowe Price Group	$1,223.0	$1,215.0	$(8.0)	(.7)%
Diluted earnings per common share	$4.63	$4.75	$.12	2.6%
Weighted average common shares outstanding assuming dilution	260.9	250.3	(10.6)	(4.1)%

Adjusted(2)
Operating expenses	$2,301.7	$2,416.8	$115.1	5.0%
Net income attributable to T. Rowe Price Group	$1,160.3	$1,148.9	$(11.4)	(1.0)%
Diluted earnings per common share	$4.39	$4.49	$.10	2.3%

Assets under management (in billions)
Average assets under management	$767.9	$778.2	$10.3	1.3%
Ending assets under management	$763.1	$810.8	$47.7	6.3%
(1) Non-operating income varies from year to year due to a number of factors; accordingly the percentage change in non-operating income is not believed to be meaningful.
(2) See the reconciliation to the comparable U.S. GAAP measures at the end of the Results of Operations sections of Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.
.

In 2016, we paid our clients $166.2 million to compensate them for the denial of their appraisal rights in connection with the 2013 leveraged buyout of Dell. We made claims with our insurance carriers and, on December 30, 2016, entered into an agreement with our primary insurance carrier to recover $100 million from the claim. The insurance proceeds were recognized as an offset to the related $166.2 million charge recognized in the second quarter of 2016. Remaining insurance claims filed with respect to this matter that could result in an additional recovery of up to $50 million are still pending.

Our 2016 results were significantly impacted by the adoption of new accounting guidance related to consolidation and stock-based compensation. The new consolidation guidance implemented in 2016 resulted in the consolidation of a larger number of sponsored investment portfolios in which we have provided initial seed capital. The impact of implementing this new guidance is discussed in more detail in the Summary of Significant Accounting Policies section of our consolidated financial statements contained in Item 8 of this filing.

The impact (in millions) the consolidated sponsored investment portfolios have on the individual lines of our 2016 consolidated statement of income is as follows:

Operating expenses reflected in net operating income	$(13.0)
Net investment income reflected in non-operating income	121.1
Impact on income before taxes	$108.1

Net income attributable to the firm's interest in the consolidated sponsored investment portfolios	$69.1
Net income attributable to redeemable non-controlling interests (unrelated third-party investors)	39.0
$108.1

Assets Under Management.

Assets under management ended 2016 at $810.8 billion, an increase of $47.7 billion from the end of 2015. Market appreciation and income, net of distributions not reinvested, of $50.5 billion was offset in part by net cash outflows of $2.8 billion during 2016. Our net cash outflows for 2016 were largely attributable to clients reallocating to passive investments and the impact of our closed strategies. In 2016, our net cash flows include $8.1 billion that originated in our target date retirement portfolios, which provide shareholders with single, diversified portfolios that invest in underlying T. Rowe Price funds and T. Rowe Price collective investment trusts. The assets under management in these portfolios totaled $189.2 billion at December 31, 2016, including $150.9 billion in target date retirement funds and $38.3 billion in target date retirement trusts. These portfolios' assets account for 23.3% of our managed assets at December 31, 2016, compared with 21.7% at the end of 2015.

Capital Resources.

At December 31, 2016, we remain debt-free with ample liquidity, including cash and discretionary sponsored portfolio investment holdings of $1.9 billion. We also have seed capital investments in sponsored investment portfolios of about $1.3 billion that are redeemable, although we generally expect to be invested for several years until unrelated third-party investors substantially reduce our relative ownership percentage. We paid $2.16 per share in regular dividends in 2016, an increase of 3.8% over the $2.08 per share in regular dividends paid in 2015. Additionally, we expended $676.9 million to repurchase 10.0 million shares, or 4.0%, of our outstanding common stock in 2016. We invested $148 million during the year in capitalized technology and facilities from existing cash balances.

Additional information concerning our revenues, results of operations and total assets, and our assets under management during the past three years is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, as well as our consolidated financial statements, which are included in Item 8 of this Form 10-K.

STRATEGIC INITIATIVES.

Our core capabilities have enabled us to deliver excellent operating results since our IPO in 1986. We maintain a client-centric culture that is focused on delivering excellent long-term investment performance and world-class service to our clients. We have distributed our broad array of active investment strategies through a diverse set of distribution channels to meet the needs of our clients. Our ongoing financial strength has allowed us to take advantage of attractive growth opportunities, invest in key capabilities, including investment professionals, technologies, and new product offerings; and, most importantly, provide our clients with strong investment management expertise and service.

The market in which we operate has been evolving quickly and a number of headwinds have arisen over the last few years, including a shifting demand from equities to income-oriented solutions as the population ages, demand for new vehicles to meet client needs, an accelerating regulatory landscape, and passive and alternative investments taking market share from active strategies.

Despite the headwinds, we believe there are significant opportunities that speak to our core capabilities. As such, we are responding with several multi-year initiatives that are designed to strengthen our long-term competitive position and can be categorized into three areas: broadening our product offerings and vehicles; strengthening and deepening distribution across all channels; and strengthening our technology platform and digital capabilities.

INVESTMENT MANAGEMENT SERVICES.

Distribution Channels.

We distribute our products in countries located within three broad geographical regions: North America, Europe Middle East and Africa (EMEA), and Asia Pacific (APAC). We accumulate our assets under management from a diversified client base across five primary distribution channels: U.S. financial intermediaries; EMEA and APAC financial intermediaries; individual U.S. investors on a direct basis; U.S. retirement plan sponsors for which we provide recordkeeping services; and institutional investors globally. Investors domiciled outside the U.S. represent nearly 5% of total assets under management at the end of 2016. We service clients in 45 countries around the world. The following table outlines the types of vehicles within each distribution channel through which our assets under management are sourced as of December 31, 2016:

U.S. financial intermediaries	EMEA & APAC financial intermediaries	Individual U.S. investors	U.S. retirement plan sponsors	Global institutions

U.S. Mutual Funds	SICAVs(1) / FCPs (2)	U.S. Mutual Funds	U.S. Mutual Funds	U.S. Mutual Funds
Collective Investment Trusts	Australian Unit Trusts	Separate Accounts	Collective Investment Trusts	SICAVs(1) / FCPs (2)
Subadvised Accounts	OEICs(3)	College Savings Plans		Separate Accounts
Managed Accounts / Model Delivery	Cayman Funds			Canadian Pension Pool Funds
College Savings Plans	Subadvised Accounts
(1)Société d'Investissement à Capital Variable (Luxembourg), (2)Fonds Commun de Placement (Luxembourg), (3)Open ended investment company (U.K.)

The following table shows our assets under management as of December 31, 2016, by distribution channel, by vehicle, and account type:

Assets under management by distribution channel
Global intermediaries(1)	$395.5
Individual U.S. investors	147.1
U.S. retirement plan sponsors	100.0
Global institutions	168.2
Total assets under management	$810.8

(1) Includes U.S., EMEA, and APAC financial intermediaries

Assets under management by vehicle
Sponsored U.S. mutual funds	$514.2
Other investment portfolios
Sponsored - collective investment trusts	57.7
Sponsored - stable value and variable annuity portfolios	18.3
Sponsored - SICAVs and other funds regulated outside the U.S.	13.7
Subadvised and separately managed accounts	206.9
Total other investment portfolios	296.6
Total assets under management	$810.8

Assets under management by account type
Defined contribution - investment only	$255.4
Defined contribution - recordkept assets	97.2
Other retirement and deferred annuity assets	208.1
Total retirement and tax deferred annuity assets	560.7
Other	250.1
Total assets under management	$810.8

Investment Capabilities.

We manage a broad range of investment strategies in equity, fixed income, and asset allocation across sectors, styles and regions. Our strategies are designed to meet the varied and changing needs and objectives of individual and institutional investors. For the Price Funds, investors select the fund based on the distinct objective that is described in each fund’s prospectus and can exchange balances among the funds as permitted when economic and market conditions or their investment needs change. The investment objectives and investment management approaches employed in our other investment portfolios are similar to those in the Price Funds. We also offer specialized advisory services, including management of stable value investment contracts and a distribution management service for the disposition of equity securities our clients receive from third-party venture capital investment pools.

The following table sets forth our broad investment capabilities as of December 31, 2016.

Equity		Fixed income		Asset allocation
U.S.	International / Global	U.S.	International / Global	U.S. / International / Global

Large-Cap: Growth, Core, Value	Global: All-Cap, Growth, Value	Aggregate Bond Index	Global Aggregate	Target Date
Mid-Cap: Growth, Core, Value	International Developed	Core Bond	Global Multi-Sector	Target Allocation
Small-Cap: Growth, Core, Value	International Small-Cap	Credit Opportunities	Global Unconstrained	Global Allocation
	Emerging Markets: Global, Regional	Corporate	Global High Income	Managed Volatility
	Europe	Bank Loan	Emerging Markets	Multi-Asset Solutions
	Japan	High Yield	International Developed	Real Assets
		Stable Value	Global Corporate
		Securitized	Global High Yield
		Treasury	Global Government
Short Duration
Municipal

Our assets under management, by asset class, were as follows as of December 31, 2016.

Equity	$450.6
Fixed income	121.2
Asset allocation	239.0
Total assets under management	$810.8

Non-U.S. dollar denominated securities held in client accounts are $95.4 billion, or 11.8%, of our total assets under management at December 31, 2016.

We employ fundamental and quantitative security analysis in the performance of the investment advisory function through substantial internal equity and fixed income investment research capabilities. We perform original industry and company research using such sources as inspection of corporate activities, management interviews, company-published financial and other information, and field checks with suppliers and competitors in the same industry and particular business sector.

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

From time to time, we introduce new strategies, investment vehicles and other products to complement and expand our investment offerings, respond to competitive developments in the financial marketplace, and meet the changing needs of our investment advisory clients. We will introduce a new investment strategy if we believe that we have the appropriate investment management expertise and that its objective will be useful to investors over a long period. In 2016, we launched four new equity funds, including three quantitatively managed funds, one new fixed income fund, and one new money market fund. We also launched a suite of OEICs for distribution through UK intermediaries and continued to add the I-Class shares to certain Price Funds. We beta-tested our new T. Rowe Price ActivePlus Portfolio offering, which is a discretionary advice service, in the fourth quarter of 2016 and will be formally launching to individual investors on a direct basis in early 2017.

We typically provide seed capital for new investment funds and trusts to enable the portfolio manager to begin building an investment performance history in advance of the portfolio receiving sustainable client assets. The length of time we hold our seed capital investment will vary for each new investment portfolio as it is highly dependent on how long it takes to generate cash flows into the portfolio from unrelated investors. We attempt to ensure that the new investment portfolio has a sustainable level of assets from unrelated shareholders before we consider redemption of our seed capital investment in order to not negatively impact the new investment portfolio's net asset value or its investment performance record. At December 31, 2016, we had seed capital investments of $1.3 billion in sponsored investment portfolios.

Conversely, we may also limit new investments into a mutual fund or investment strategy in order to maintain the integrity of the investment strategy and to protect the interests of its existing fund shareholders and investors. At present, the following are closed to new investors.

Strategy / Fund	Date closed
U.S. Mid-Cap Strategy	May 31, 2010
Small-Cap Stock Funds	December 31, 2013
High Yield Funds	April 30, 2012
New Horizons Funds	December 31, 2013
Capital Appreciation Funds	June 30, 2014

Investment Advisory Fees.

We provide investment advisory services through our subsidiaries to the Price Funds; clients on a separately managed or subadvised account basis; and other sponsored investment portfolios, including collective investment trusts, target date retirement trusts, funds offered to investors outside the U.S., and portfolios offered through variable annuity life insurance plans in the U.S.

Ten Price Funds - Growth Stock, Blue-Chip Growth, Mid-Cap Growth, Capital Appreciation, Value, New Income, Equity Income, New Horizons, International Stock, and Emerging Markets Stock -accounted for approximately 37% of our investment advisory revenues in 2016, and approximately 30% of our assets under management at December 31, 2016. Our largest client account relationship, apart from the Price Funds, is with a third-party financial intermediary that accounted for about 6% of our investment advisory revenues in 2016.

Price Funds.

At December 31, 2016, assets under our management in the Price Funds aggregated $514.2 billion, an increase of 5.6% or $27.1 billion from the beginning of the year. Investment advisory services are provided to each U.S. mutual fund under individual investment management agreements that grant the fund the right to use the T. Rowe Price name. The Boards of the respective funds, including a majority of directors who are not interested persons of the funds or of T. Rowe Price Group (as defined in the Investment Company Act of 1940), must approve the investment management agreements annually. Fund shareholders must approve material changes to these investment management agreements. Each agreement automatically terminates in the event of its assignment (as defined in the Investment Company Act) and, generally, either party may terminate the agreement without penalty after a 60-day notice. The termination of one or more of these agreements could have a material adverse effect on our results of operations. Independent directors and trustees of the Price Funds regularly review our fee structures.

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

The individual fund rates are generally flat rates that are set based on the fund’s specific investment objective. Several funds, including the Blue Chip Growth, Equity Income, Growth Stock and Mid-Cap Growth funds, have an effective tiered individual fund rate in which their base individual flat rate is reduced by about 15% on net assets in excess of $15 billion. The New Income and Value funds have their base individual flat rate reduced by about 15% on net assets in excess of $20 billion. The effective fee rates for the stock and bond funds on which we earned annual advisory fees of approximately $6.0 million or greater in 2016, varied from a low of 34 basis points for the Limited Duration Inflation Focused Bond fund to a high of 104 basis points for the Emerging Markets Stock, International Discovery, and Latin America funds.

The fee rate of several of the Price Funds, including the Index and Summit funds as well as specific funds offered solely to institutional investors, does not include a group fee component but rather an individual fund fee or an all-inclusive fee. An all-inclusive fee covers both the investment management fee and ordinary operating expenses incurred by the fund and, as a result, our management fee varies with the level of operating expenses a fund incurs. Each of the funds in the series of Spectrum Funds and in the series of target date retirement funds that we offer invests in a diversified portfolio of other Price Funds and has no separate investment advisory fee; rather, they indirectly bear the expenses of the funds in which they invest.

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

In 2016, we continued to voluntarily waive advisory fees and other fund expenses, though to a lesser extent than in recent years, of certain of our money market funds and trusts in order to maintain a positive yield for investors. Total fees waived in 2016 were $10.5 million, or less than 1% of total investment advisory revenues earned during the year, compared to $47.6 million in 2015. We expect that these fee waivers, if any, will be insignificant in 2017.

Other investment portfolios.

Our other client investment portfolios had assets under management of $296.6 billion at December 31, 2016, an increase of $20.6 billion from the beginning of the year. We charge fees for investment management to these clients based on, among other things, the specific investment services to be provided. Our standard form of investment advisory agreement for client accounts provides that the agreement may be terminated at any time and that any unearned fees paid in advance will be refunded.

Our subsidiaries, T. Rowe Price (Luxembourg) Management Sàrl and T. Rowe Price International, provide management company and investment management services, respectively, to our Luxembourg-based SICAVs and FCPs, and UK-based OEICs. These funds are distributed outside the U.S. through distribution agents and other financial intermediaries. The fees earned for these distribution and marketing services are part of the overall investment management fees earned for managing the fund assets. We recognize any related distribution fees paid to financial intermediaries in other operating expenses.

Our subsidiary, T. Rowe Price Trust Company, offers and provides investment management services to collective investment trusts for investments by qualified U.S. retirement plans. In addition to providing investment management services to the Price Funds, our subsidiary, T. Rowe Price Associates, offers separately managed institutional investment management services and subadvised investment management to intermediaries.

Our fees for managing these other investment portfolios are computed using the value of assets under our management at a contracted annual fee rate. The value of assets under management billed is generally based on daily valuations, month-end average valuations, end of billing period valuations, or beginning of bill period valuations. In 2016, approximately 75% of advisory fees were recognized based on daily portfolio valuations, 9% were based on month-end averages, 15% were based on end of billing period valuations, and 1% were based on beginning of billing period valuations.

ADMINISTRATIVE SERVICES.

We also provide certain administrative services as ancillary services to our investment advisory clients. These administrative services are provided by several of our subsidiaries and include mutual fund transfer agent, accounting, distribution, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans investing in our sponsored mutual funds; recordkeeping services for defined contribution retirement plans investing in mutual funds outside the T. Rowe Price complex; brokerage; and trust services. Substantially all of our administrative and distribution and servicing fee revenues in 2016 were generally based on the recovery of our related costs to provide these services.

Our subsidiaries provide advisory-related administrative services to the Price Funds and their shareholders. T. Rowe Price Services provides mutual fund transfer agency and shareholder services, including maintenance of staff, facilities, technology, and other equipment to respond to inquiries from fund shareholders. Until August 2015, T. Rowe Price Associates provided mutual fund accounting services, including maintenance of financial records, preparation of financial statements and reports, daily valuation of portfolio securities, and computation of daily net asset values per share to the Price Funds. The Price Funds contracted directly with BNY Mellon in August 2015 to provide these services.

T. Rowe Price Retirement Plan Services provides participant accounting and plan administration for defined contribution retirement plans that invest in the Price Funds, our sponsored collective investment trusts, and funds outside the Price fund complex. T. Rowe Price Retirement Plan Services also provides transfer agent services to the Price Funds. Plan sponsors and participants compensate us for some of the administrative services while the Price Funds and outside fund families compensate us for maintaining and administering the individual participant accounts for those plans that invest in the respective funds. As of December 31, 2016, we performed recordkeeping services for $156 billion in assets under administration, of which $100 billion are assets we manage.

T. Rowe Price Trust Company also provides administrative trustee services. Through this entity, which is a Maryland-chartered limited service trust company, we serve as trustee for employer sponsored retirement plans and other retirement products.
T. Rowe Price Trust Company may not accept deposits and cannot make personal or commercial loans.

We also provide non-discretionary advisory planning services to fund shareholders and potential investors through our subsidiary T. Rowe Price Advisory Services. These services are limited in scope and include retirement planning services, such as saving for retirement, transitioning into retirement, and income in retirement. An investment portfolio evaluation service is an integral part of these services. An ongoing checkup service is also available to assist an investor in staying on track to achieve their financial goals.

DISTRIBUTION AND SERVICING.

The Investor Class of all Price Funds can be purchased in the U.S. on a no-load basis, without a sales commission or 12b-1 fee. No-load mutual fund shares offer investors a low-cost and relatively easy method of directly investing in a variety of stock and fixed income portfolios. The I Class of certain Price Funds is designed to meet the needs of institutionally oriented clients who seek investment products with lower shareholder servicing costs and lower expense ratios. This share class limits ordinary operating expenses (other than interest; expenses related to borrowings, taxes, and brokerage; and any non extraordinary expenses) at 5 basis points for a period of time and there are no external payments for 12b-1 or administrative fee payments.

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

In accounting for 12b-1 fees, the applicable mutual fund share classes incur the related expense and we recognize the corresponding distribution and servicing fee revenue in our consolidated statements of income. We also recognize, as distribution and servicing costs in the consolidated statements of income, the corresponding cost paid to the third-party financial intermediaries who distribute these funds' share classes. The fee revenue that we recognize from the funds and the expense that we recognize for the fees paid to third-party intermediaries are equal in amount and, therefore, do not impact our net operating income.

We believe that our lower fund cost structure, distribution methods, and fund shareholder and administrative services help promote the stability of our fund assets under management through market cycles.

Except as noted above for 12b-1 fees, we bear all advertising and promotion expenses associated with the distribution of the Price Funds. These costs are recognized currently and include advertising and direct mail communications to potential fund shareholders, as well as substantial staff and communications capabilities to respond to investor inquiries. Marketing and promotional efforts are focused in print media, television, and Internet. In addition, we direct considerable marketing efforts to defined contribution plans that invest in mutual funds. Advertising and promotion expenditures vary over time based on investor interest, market conditions, new and existing investment offerings, and the development and expansion of new marketing initiatives, including the enhancement of our digital capabilities.

REGULATION.

All aspects of our business are subject to extensive federal, state, and foreign laws and regulations. These laws and regulations are primarily intended to benefit or protect our clients and the sponsored funds' shareholders. They generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the conduct of our business in the event that we fail to comply with laws and regulations. Possible sanctions that may be imposed on us, in the event that we fail to comply, include the suspension of individual employees, limitations on engaging in certain business activities for specified periods of time, revocation of our investment adviser, and other registrations, censures, and fines.

T. Rowe Price Associates, T. Rowe Price International, T. Rowe Price (Canada), Inc., T. Rowe Price Hong Kong Limited, T. Rowe Price Singapore Private Ltd., and T. Rowe Price Advisory Services, Inc. are registered with the Securities and Exchange Commission (SEC) as investment advisers under the Investment Advisers Act of 1940. The Investment Advisers Act of 1940 imposes substantive regulation around, among other things, fiduciary duties to clients, transactions with clients, effective compliance programs, conflicts of interest, advertising, recordkeeping, reporting and disclosure requirements.

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

T. Rowe Price Investment Services is a registered broker-dealer and member of the Financial Industry Regulatory Authority (FINRA) and the Securities Investor Protection Corporation. We provide introducing brokerage services through this subsidiary primarily to complement the other services provided to shareholders of the Price Funds. Pershing, a third-party clearing broker and an affiliate of BNY Mellon, maintains our brokerage’s customer accounts and clears all transactions.

Serving the needs of retirement savers is an important focus of our business.  As a result, such activities are subject to regulators such as the U.S. Department of Labor, and applicable laws and regulations including the Employee Retirement Income Security Act of 1974.

Certain of our subsidiaries are subject to net capital requirements, including those of various federal, state, and international regulatory agencies. Each of our subsidiary's net capital, as defined, meets or exceeds all minimum requirements.

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

In recent years, we have faced significant competition from passive oriented investment strategies, with competitors that offer such products taking market share from active managers like ourselves. While we cannot predict how much market share these competitors will gain, we believe there will always be demand for good active management.

In order to maintain and enhance our competitive position, we may review acquisition and venture opportunities and, if appropriate, engage in discussions and negotiations that could lead to the acquisition of a new equity or other financial relationship.

EMPLOYEES.

At December 31, 2016, we employed 6,329 associates, up 5.5% from the 5,999 associates employed at the end of 2015. We may add additional temporary and part-time personnel to our staff from time to time to meet periodic and special project demands, primarily for technology and mutual fund administrative services.

AVAILABLE INFORMATION.
Our Internet address is troweprice.com. At our Investor Relations website, trow.client.shareholder.com, we make available free of charge a variety of information for investors. Our goal is to maintain our websites as a portal through which investors can easily find or navigate to pertinent information about us and as a channel of distribution for material company information, including but not limited to:

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

•
Investing Trends. Changes in investing trends and, in particular, investor preference for passive or alternative investment portfolios, retirement savings trends, including the prevalence of defined contribution retirement plans and target date retirement products, may reduce interest in our funds and portfolios and may alter our mix of assets under management.

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

The performance of our money market funds and portfolios have been impacted by the historically low interest rate environment.

Our money market funds' and portfolios' performance or yield is dependent on the income earned from the underlying securities exceeding the operating costs of the fund. When interest rates are at or near historic lows, the operating costs of the funds will become a greater portion of the portfolio's net income, thereby reducing the yield of the funds to very low levels. The interest rate environment experienced since the second half of 2009 until recently led us to voluntarily waive our advisory and other fees earned on our money market funds and trusts in order to maintain yields at or above 0% for fund investors. Such actions have reduced our advisory fee income and net income. Fee waivers have been reduced significantly in 2016, as interest rates have increased over the year. Given the current interest rate environment, we expect that our fee waivers in 2017, if any, will not be significant. The actual amount of fees waived is dependent on a number of variables including, among others, changes in the net assets held by our money market funds, changes in market yields, changes in the expense levels of the funds, and our willingness to voluntarily continue such fee waivers. For further discussion of the fees we waived in the current period, management's expectation as to future fee waivers, and the net cash flows of our money market funds and trusts, please see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, of this Form 10-K.

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

The market environment in recent years has led investors to increasingly favor lower fee passive products. As a result, investment advisors that emphasize passive products have gained and may continue to gain market share from active managers like us. While we cannot predict how much market share these competitors will gain, we believe there will always be demand for good active management.

If current or potential customers decide to move their assets to one of our competitors, we could face a significant decline in market share, assets under management, revenues, and net income. In the event that we were to decide to reduce the fees we charge for investment advisory services in response to competitive pressures, revenues and operating margins could be adversely impacted.

Our success depends on our key personnel and our financial performance could be negatively affected by the loss of their services.

Our success depends on our highly skilled personnel, including our portfolio and fund managers, investment analysts, sales and client relationship personnel, and corporate officers, many of whom have specialized expertise and extensive experience in our industry. Strong financial services professionals are in demand, and we face significant competition for highly qualified employees. Our key employees do not have employment contracts, and generally can terminate their employment with us at any time. We cannot assure that we will be able to retain or replace key personnel. Due to the global nature of our investment advisory business, our key personnel may have reasons to travel to regions susceptible to higher risk of civil unrest, organized crime or terrorism and we may be unable to ensure the safety of personnel traveling to these regions. We have near- and long-term succession planning processes, including programs to develop our future leaders, which are intended to address future talent needs and minimize the impact of losing key talent. However, in order to retain or replace our key personnel, we may be required to increase compensation, which would decrease net income. The loss of key personnel could damage our reputation and make it more difficult to retain and attract new employees and investors. Losses of assets from our client investors would decrease our revenues and net income, possibly materially.

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

We have spent many years developing our reputation for integrity, strong investment performance, and superior client services. Our brand is a valuable intangible asset, but it is vulnerable to a variety of threats that can be difficult or impossible to control, and costly or even impossible to remediate. Regulatory inquiries and rumors can tarnish or substantially damage our reputation, even if those inquiries are satisfactorily addressed. Additionally, we are subject to the risk that our employees or third parties acting on our behalf may circumvent controls or act in a manner inconsistent with our policies and procedures. Any real or perceived conflict between our clients’ interests and our own, as well as any fraudulent activity or other exposure of client assets or information, may impair our reputation. Any damage to our brand could impede our ability to attract and retain customers and key personnel, and reduce the amount of assets under our management, any of which could have a material adverse effect on our revenues and net income.

Our expenses are subject to significant fluctuations that could materially decrease net income.

Our operating results are dependent on the level of our expenses, which can vary significantly for many reasons, including:

•	expenses incurred in connection with our multi-year strategic plan to strengthen our long-term competitive position;

•
variations in the level of total compensation expense due to, among other things, bonuses, stock-based awards, changes in employee benefit costs due to regulatory or plan design changes, changes in our employee count and mix, competitive factors, and inflation;

•
changes in the level of our advertising and promotion expenses, including the costs of expanding investment advisory services to investors outside of the U.S. and further penetrating U.S. distribution channels;

•
expenses and capital costs incurred to maintain and enhance our administrative and operating services infrastructure, such as technology assets, depreciation, amortization, and research and development;

•	changes in the costs incurred for third-party vendors that perform certain administrative and operating services;

•	a future impairment of investments recognized in our consolidated balance sheet;

•	a future impairment of goodwill that is recognized in our consolidated balance sheet;

•	unanticipated material fluctuations in foreign currency exchange rates applicable to the costs of our operations abroad;

•	unanticipated costs incurred to protect investor accounts and client goodwill; and

•	disruptions of third-party services such as communications, power, and mutual fund transfer agent, investment management, trading, and accounting systems.

Under our agreements with the Price funds, we charge the funds certain administrative fees and related expenses based upon contracted terms. If we fail to accurately estimate our underlying expense levels or are required to incur expenses relating to the mutual funds that are not otherwise paid by the funds, our operating results will be adversely affected. While we are under no obligation to provide financial support to any of our sponsored investment products, any financial support provided would reduce capital available for other purposes and may have an adverse effect on revenues and net income.

We have contracted with third-party financial intermediaries that distribute our investment portfolios in the U.S. and abroad and such relationships may not be available or profitable to us in the future.

These contracted third-party intermediaries generally offer their clients various investment products in addition to, and in competition with, our investment offerings, and have no contractual obligation to encourage investment in our portfolios. It would be difficult for us to acquire or retain the management of those assets without the assistance of the intermediaries, and we cannot assure that we will be able to maintain an adequate number of investment product offerings and successful distribution relationships. In addition, some investors rely on third-party financial planners, registered investment advisers, and other consultants or financial professionals to advise them on the choice of investment adviser and investment portfolio. These professionals and consultants can favor a competing investment portfolio as better meeting their particular client’s needs. We cannot assure that our investment offerings will be among their recommended choices in the future. Further, their recommendations can change over time and we could lose their recommendation and their clients' assets under our management. Mergers, acquisitions, and other ownership or management changes could also adversely impact our relationships with these third-party intermediaries. The presence of any of the adverse conditions discussed above would reduce revenues and net income, possibly by material amounts.

Natural disasters and other unpredictable events could adversely affect our operations.

Armed conflict, terrorist attacks, cyber-attacks, power failures, and natural disasters could adversely affect our revenues, expenses, and net income by:

•	decreasing investment valuations in, and returns on, the investment portfolios that we manage,

•	causing disruptions in national or global economies that decrease investor confidence and make investment products generally less attractive,

•	incapacitating or inflicting losses of lives among our employees,

•	interrupting our business operations or those of critical service providers,

•	triggering technology delays or failures, and

•	requiring substantial capital expenditures and operating expenses to remediate damage, replace our facilities, and restore our operations.

A significant portion of our business operations are concentrated in the Baltimore, Maryland region and in London, England. We have developed various backup systems and contingency plans but we cannot be assured that they will be adequate in all circumstances that could arise, or that material interruptions and disruptions will not occur. In addition, we rely to varying degrees on outside vendors for disaster contingency support, and we cannot be assured that these vendors will be able to perform in an adequate and timely manner. If we lose the availability of any associates, or if we are unable to respond adequately to such an event in a timely manner, we may be unable to timely resume our business operations, which could lead to a tarnished reputation and loss of customers that results in a decrease in assets under management, lower revenues, and materially reduced net income.

Our investment income and asset levels may be negatively impacted by fluctuations in our investment portfolio.

We currently have a substantial portion of our assets invested in sponsored investment portfolios. All of these investments are subject to investment market risk and our non-operating investment income could be adversely affected by the realization of losses upon the disposition of our investments or the recognition of significant other-than-temporary impairments in the case of our available-for-sale portfolio and the recognition of unrealized losses related to our sponsored investment portfolios that are consolidated, held as trading or accounted for under the equity method. In addition, related investment income has fluctuated significantly over the years depending upon the performance of our corporate investments, including the impact of market conditions and interest rates, and the size of our corporate money market and longer-term mutual fund holdings. Fluctuations in other investment income are expected to occur in the future.

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

Potential impacts of current or proposed legal or regulatory requirements include, without limitation, the following:

•
As part of the debate in Washington, D.C. related to the economy and the U.S. deficit, there has been increasing focus on the framework of the U.S. retirement system. We could incur increased costs if new regulatory requirements are adopted since retirement plans are a significant part of our client base and other types of retirement accounts invest in our funds. In addition, changes to the current framework may impact our business in other ways. For example, proposals to reduce contributions to individual retirement accounts and defined contribution plans for certain individuals, as well as potential changes to defined benefit plans, may result in increased plan terminations and reduce our opportunity to manage and service retirement assets.

•
In April 2016, the U.S. Department of Labor finalized changes to definitions and rules related to fiduciaries. Although there is some uncertainty about the rule and whether it will be withdrawn or modified, as currently written these changes will require modifications to how we interact with retirement customers and prospects, and may cause us to limit certain types of distribution or other business activities. The Securities and Exchange Commission (SEC) is considering its own fiduciary rule proposal. Any such rule may also have an impact on our business activities.

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

•
On July 23, 2014, the SEC adopted additional reforms regulating money market funds that became effective in October 2016. The reforms require institutional non-government money market funds to operate with a floating net asset value (NAV) and require all non-government money market funds to impose liquidity fees and redemption gates under certain conditions. Government and retail money market funds can continue using current pricing and accounting methods to seek to maintain a stable NAV. These reforms could have a negative impact on the attractiveness of such funds to investors and also subject us to additional regulatory requirements and costs to comply with such requirements.

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

•
We remain subject to various state, federal and international laws and regulations related to data privacy and protection of data we maintain concerning our customers and employees. These requirements continue to evolve. For example, the European Union has adopted changes, effective in May 2018, which will, among other things, significantly increase the potential penalties for non-compliance.

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

In 2016, we paid $166.2 million to compensate certain T. Rowe Price mutual funds, trusts, separately managed accounts, and subadvised clients (collectively, “Clients”) for the denial of their appraisal rights by the Delaware Chancery Court (Court) in connection with the 2013 leveraged buyout of Dell, Inc. (Dell). The Court ruled on May 11, 2016, that the Clients could not pursue an appraisal of any shares they held that were voted in favor of the Dell merger. The appraisal statute governing the transaction required the record holder to vote against or abstain from voting on the transaction in order to assert appraisal rights. After previously voting against prior transaction proposals, the voting instructions submitted on behalf of the Clients in connection with voting on the final proposed transaction were incorrectly submitted in favor of the transaction. On May 31, 2016, the Court determined that the fair value of Dell at the time of the merger was $17.62 per share, as opposed to the $13.75 price offered in the transaction. As a result, any shareholder perfecting appraisal rights is entitled to a payment at $17.62 per share plus statutory interest from the date the Dell transaction closed. The compensation to Clients was intended to make them whole for the voting discrepancy that resulted in the denial of their appraisal rights. On December 30, 2016, we signed a settlement agreement with our insurance carrier for insurance proceeds totaling $100.0 million related to this matter.

In accordance with the compensation payment, the Clients agreed that in the event the findings made by the Court regarding the fair value of Dell or the amount of interest to be applied were modified by the Supreme Court of Delaware on appeal, T. Rowe Price and the Clients would make an appropriate adjustment between themselves, calculated in a manner that is consistent with the methodology used to compensate Clients. In December 2016, several parties, including Dell and the successful appraisal petitioners, filed appeals to the Delaware Supreme Court to challenge the Chancery Court’s valuation ruling. Our settlement agreement with the insurance carrier provides that if the fair value of Dell is reduced, we would work together to make appropriate adjustments.

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

United Kingdom exit from European Union.

We have a significant locally authorized and regulated presence in the United Kingdom (“UK”) to support our global investment management business. The ultimate impact of the UK exit (“Brexit”) from the European Union (“EU”), on our business operations in the UK and Europe could vary depending on the details of the separation agreement. We are preparing for multiple scenarios, and remain committed to our clients, associates and business expansion across the region.

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

As part of our normal operations, we maintain and transmit confidential information about our clients, as well as, proprietary information relating to our business operations. We maintain a system of internal controls designed to provide reasonable assurance that fraudulent activity, including misappropriation of assets, fraudulent financial reporting, and unauthorized access to sensitive or confidential data is either prevented or timely detected. Our systems, or those of our third-party service providers we may use to maintain and transmit such information, could be victimized by unauthorized users or corrupted by computer viruses or other malicious software code, or authorized persons could inadvertently or intentionally release confidential or proprietary information. Such disclosure could, among other things:

•	seriously damage our reputation,

•	allow competitors access to our proprietary business information,

•	subject us to liability for a failure to safeguard client data,

•	result in the termination of contracts by our existing customers,

•	subject us to regulatory action, and

•	require significant capital and operating expenditures to investigate and remediate the breach.

Item 1B.Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters occupies 438,000 square feet of space under lease until 2027 at 100 East Pratt Street in Baltimore, Maryland. We have offices in 16 countries around the world, including the U.S.

Our operating and servicing activities are largely conducted at owned facilities in campus settings comprising 1.2 million square feet on three parcels of land in close proximity to Baltimore in Owings Mills, Maryland and about 290,000 square feet in Colorado Springs, Colorado. We also maintain a nearly 60,000 square foot technology support facility in Hagerstown, Maryland, and own a 72-acre parcel of land in Pasco County, Florida to accommodate potential future development if business demands require.

We have six investor centers for walk-in traffic and investor meetings, four of which are in leased facilities located in Baltimore, Maryland, Tampa, Florida, Washington, D.C, and McLean, Virginia. The remaining two investor centers are located in our owned facilities in Colorado Springs and Owings Mills.

We lease all our offices outside the U.S. with London and Hong Kong being our largest, as well as, our business operations recovery site in Maryland, and our customer service call center in Tampa.

Information concerning our anticipated capital expenditures in 2017 and our future minimum rental payments under noncancelable operating leases at December 31, 2016, is set forth in the capital resources and liquidity and contractual obligations discussions in Item 7 of this Form 10-K.

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

Item. Executive Officers of the Registrant.

The following information includes the names, ages, and positions of our executive officers as of February 3, 2017. There are no arrangements or understandings pursuant to which any person serves as an officer. The first six individuals are members of our management committee.

William J. Stromberg (56), President and Chief Executive Officer since 2016. Mr. Stromberg was previously the Head of Equity from 2010 to 2015 and a Vice President from 1990 to 2015.

Brian C. Rogers (61), Chairman since 2007, Chief Investment Officer since 2004, and a Vice President since 1985.

Edward C. Bernard (60), Vice Chairman since 2007, and a Vice President since 1989.

Christopher D. Alderson (54), Co-Head of Global Equity since 2017, Head of International Equity from 2009 to 2016, and a Vice President since 2002.

Robert W. Sharps, (45), Co-Head of Global Equity since 2017, Lead Portfolio Manager, Institutional U.S. Large-Cap Equity Growth Strategy from 2001 to 2016, and a Vice President since 2001.

Edward A. Wiese (57), Head of Fixed Income since January 2015, and a Vice President since 2001.

David Oestreicher, (49), Corporate Secretary since 2012, Chief Legal Officer since 2008, and a Vice President since 2001.

Kenneth V. Moreland (60), Treasurer since 2010, and Chief Financial Officer and a Vice President since 2004.

Jessica M. Hiebler (41), Principal Accounting Officer since 2010 and a Vice President since 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock ($.20 par value per share) trades on the NASDAQ Global Select Market under the symbol TROW. The high and low trade price information and dividends per share during the past two years were:

	1st quarter	2nd quarter	3rd quarter	4th quarter
2015 – High price	$87.22	$83.52	$79.74	$77.71
Low price	$77.96	$77.29	$67.76	$65.88
Cash dividends declared	$2.52	$.52	$.52	$.52

2016 – High price	$74.72	$79.00	$75.12	$78.95
Low price	$63.57	$67.34	$64.76	$62.97
Cash dividends declared	$.54	$.54	$.54	$.54

The cash dividends declared during the first quarter of 2015 include a special dividend of $2.00 per share that was declared in February 2015 and paid in April 2015.

Our common stockholders have approved all of our equity-based compensation plans. These plans provide for the following issuances of shares of our common stock at December 31, 2016:

	Employee and non-employee director plans	Employee stock purchase plan	Total
Exercise of outstanding options	24,364,322	—	24,364,322
Settlement of outstanding restricted stock units	4,695,858	—	4,695,858
Future issuances	14,490,787	561,646	15,052,433
Total	43,550,967	561,646	44,112,613

The outstanding options included in the table above have a weighted-average exercise price of $61.90. Under the terms of the 2012 Long-Term Incentive Plan, approved by stockholders in April 2012, the number of shares provided and available for future issuance will increase as we repurchase common stock in the future with the proceeds from stock option exercises. No shares have been issued under our Employee Stock Purchase Plan since its inception; all shares have been purchased in the open market.

The following table presents repurchase activity during the fourth quarter of 2016.

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program
October	1,715,455	$66.51	1,498,645	10,263,968
November	751,110	$66.86	467,771	9,796,197
December	567,687	$76.39	—	21,796,197
Total	3,034,252	$68.44	1,966,416

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced Board authorization, outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options, and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the fourth quarter of 2016, 886,931 were related to shares surrendered in connection with employee stock option exercises and 180,905 were related to shares withheld to cover tax withholdings associated with the vesting of restricted stock awards.

The remaining 1,966,416 shares of our common stock purchased during the fourth quarter of 2016 were repurchased pursuant to the Board of Directors’ December 10, 2015, publicly announced authorization. The maximum number of shares that may yet be purchased as of December 31, 2016, under the Board of Directors’ December 10, 2015, and December 6, 2016, publicly announced authorizations is 21,796,197.

We have 6,799 stockholders of record and approximately 193,000 beneficial stockholder accounts held by brokers, banks, and other intermediaries holding our common stock. Common stock owned outright by our associates, combined with outstanding vested stock options and unvested restricted stock awards, total nearly 17% of our outstanding shares and outstanding vested stock options at December 31, 2016.

Item 6.	Selected Financial Data.

	Years ended December 31,
	2012	2013	2014	2015	2016
	(in millions, except per-share data)
Net revenues	$3,023	$3,484	$3,982	$4,201	$4,223
Net operating income(1)	$1,364	$1,637	$1,891	$1,899	$1,733
Net income(1)	$884	$1,048	$1,230	$1,223	$1,254
Net income attributable to redeemable non-controlling interest(2)	$—	$—	$—	$—	$39
Net income attributable to T. Rowe Price Group(1)	$884	$1,048	$1,230	$1,223	$1,215
Adjusted net income attributable to T. Rowe Price Group(3)	$840	$1,009	$1,161	$1,160	$1,149

Per common share information
Basic earnings	$3.47	$4.02	$4.68	$4.74	$4.85
Diluted earnings	$3.36	$3.90	$4.55	$4.63	$4.75
Adjusted diluted earnings(3)	$3.20	$3.76	$4.29	$4.39	$4.49
Cash dividends declared(4)	$2.36	$1.52	$1.76	$4.08	$2.16

Weighted-average common shares outstanding	253.4	258.3	259.6	254.6	245.5
Weighted-average common shares outstanding assuming dilution	261.0	266.3	267.4	260.9	250.3

(1) In 2016, net operating income reflects a non-recurring net charge of $66.2 million related to the Dell appraisal rights matter. Our 2016 net income and net income attributable to T. Rowe Price Group reflect the after-tax impact of this charge.

(2) Net income attributable to redeemable non-controlling interest represents the portion of net income of our consolidated sponsored investment portfolios we recognized in our consolidated statement of income that is attributable to the interests held by third-party investors. In 2016, we implemented new consolidation accounting guidance resulting in the consolidation of a larger number of sponsored investment portfolios in which we have provided initial seed capital. See the Summary of Significant Accounting Policies in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing for more information related to the impact of this new guidance.

(3) Represents non-GAAP financial measures that have been established in order to increase transparency for the purpose of evaluating our core business, for comparing current results with prior period results, and to enable more appropriate comparison with industry peers. See Item 7, Management's Discussion and Analysis - Results of Operations for the definitions of these measures and the related reconciliation from U.S. GAAP.

(4) Cash dividends declared in 2012 and 2015 include special dividends per share of $1.00 and $2.00, respectively, that we paid during those years.

	December 31,
	2012	2013	2014	2015	2016
Balance sheet data (in millions)
Total assets	$4,203	$5,033	$5,644	$5,107	$6,225
Redeemable non-controlling interests	$—	$—	$—	—	$687
Stockholders’ equity	$3,846	$4,818	$5,395	$4,762	$5,009

Assets under management (in billions)	$576.8	$692.4	$746.8	$763.1	$810.8

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our sponsored U.S. mutual funds and other investment portfolios. The other investment portfolios include separately managed accounts, subadvised funds, and other sponsored investment portfolios, including collective investment trusts, target date retirement trusts, open-ended investment products offered to investors outside the U.S., and portfolios offered through variable annuity life insurance plans in the U.S.

We manage a broad range of U.S., international and global stock, bond, and money market mutual funds and other investment portfolios that meet the varied needs and objectives of individual and institutional investors. Investment advisory revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets under management affect our revenues and results of operations. We incur significant expenditures to attract new investment advisory clients and additional investments from our existing clients. These efforts involve costs that precede any future revenues that we recognize from an increase to our assets under management.

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

We expect to increase our pace of spending on a series of key strategic priorities to address evolving client needs and to grow and further diversify our business. Based on these planned initiatives, we currently expect that our planned operating expenses, excluding the net charge related to the Dell appraisal rights matter, will grow in the high-single-digit range in 2017 versus 2016. We could elect to moderate the pace of spending on our planned initiatives should markets decline significantly. In addition, other events not currently planned or expected could impact our expense levels.

BACKGROUND.

U.S. stocks rose strongly in 2016, with major indexes finishing the year near record highs. Small-cap stocks substantially outperformed large-caps, and it was the eighth consecutive year for a positive S&P 500 Index total return. The year began with fears of a global economic slowdown, which caused a short but sharp correction in equities and commodities. U.S. shares bottomed in mid-February and worked their way higher through late June, as commodity prices rebounded and the U.S. dollar weakened due to diminishing expectations for Federal Reserve interest rate increases in 2016. In late June, world equity markets experienced a brief but intense sell-off as the UK unexpectedly voted in favor of leaving the European Union. However, stocks resumed rising amid expectations that global central banks would provide additional monetary stimulus. In the months prior to the November U.S. elections, the U.S. market’s advance was hindered by political uncertainty, as well as uncertainty about the timing of a possible interest rate increase, as Fed officials started cautioning that the case for raising short-term rates had “strengthened.” Stocks surged following the U.S. election results. However, the rally lost some steam in December, as the Fed raised short-term rates in mid-December and projected more-than-expected increases in 2017.
Developed non-U.S. equity markets significantly underperformed U.S. shares for the year, as returns to U.S. investors were hurt by a stronger dollar versus some major currencies. In dollar terms, Asian markets advanced for the year, though Japan,

Hong Kong, and Singapore gained less than 3%. European equity markets were widely mixed, with Italy—one of the worst-performing markets—dropping more than 9%, due in part to its troubled banking sector.

Emerging equity markets outperformed developed non-U.S. markets. Brazil led the Latin America region with a nearly 67% gain, helped by rebounding commodity prices and by a new president pursuing reforms. In emerging Europe, Russian shares soared amid firming oil prices, a stronger ruble, and hopes for better relations with the U.S. Emerging Asian markets were widely mixed.

Results of several major equity market indexes for 2016 are as follows:

S&P 500 Index	12.0%
NASDAQ Composite Index (excluding dividends)	7.5%
Russell 2000 Index	21.3%
MSCI EAFE (Europe, Australasia, and Far East) Index	1.5%
MSCI Emerging Markets Index	11.6%

Global bond returns were mostly positive in 2016. In the U.S., intermediate- and long-term Treasury yields declined in the first half of the year, then rebounded in the second half and finished the year above their year-end 2015 levels. The 10-year Treasury note yield decreased from 2.3% at the end of 2015 to less than 1.4% around midyear, then it rose to around 2.5% by the end of 2016. In the investment-grade universe, corporate bonds were among the best performers. Longer-term Treasuries generated modest returns. Municipal securities were flat for the year, as they surrendered earlier gains during the fourth quarter amid rising interest rates and cash outflows. High yield bonds strongly outperformed, helped by their lower interest rate sensitivity, investors’ demand for securities with attractive yields, and a rebound in oil prices.

Bonds in developed non-U.S. markets produced modest positive returns in dollar terms, as significant first-half gains driven by U.S. currency weakness and falling sovereign debt yields were largely offset by a reversal of these trends in the latter half of the year. Bonds in emerging markets produced solid gains, as first-half returns driven by dollar weakness and investors’ search for attractive yields were only partially eroded by a stronger U.S. dollar in the second half.

Results of several major bond market indexes for 2016 are as follows:

Bloomberg Barclays U.S. Aggregate Bond Index	2.7%
JPMorgan Global High Yield Index	18.3%
Bloomberg Barclays Municipal Bond Index	.3%
Bloomberg Barclays Global Aggregate Ex-U.S. Dollar Bond Index	1.5%
JPMorgan Emerging Markets Bond Index Plus	9.6%

ASSETS UNDER MANAGEMENT.

Our assets under management ended 2016 at $810.8 billion, an increase of $47.7 billion from the end of 2015. During 2016, market appreciation and income, net of distributions not reinvested, of $50.5 billion was offset in part by net cash outflows of $2.8 billion. Investment advisory clients outside the U.S. account for about 5% of our assets under management at December 31, 2016.

Assets under management by investment vehicle	As of
(in billions)	December 31,
	2015	2016
Sponsored U.S. mutual funds	$487.1	$514.2
Other investment portfolios	276.0	296.6
Total assets under management	$763.1	$810.8

Assets under management by asset class	As of
(in billions)	December 31,
	2015	2016
Equity	$439.4	$450.6
Fixed income	110.4	121.2
Asset allocation	213.3	239.0
Total assets under management	$763.1	$810.8

Our target date retirement portfolios, which invest in a broadly diversified portfolio of other T. Rowe Price funds or T. Rowe Price collective investment trusts and automatically rebalance to maintain their specific asset allocation weightings, continue to be a significant part of our assets under management. Assets under management at December 31, 2016, in these target date portfolios totaled $189.2 billion, including $150.9 billion in target date retirement funds and $38.3 billion in target date retirement trusts.

The following table presents the component changes in assets under management for 2014, 2015, and 2016.

	Sponsored U.S. mutual funds	Other investment portfolios	Total
Assets under management at December 31, 2013	$435.3	$257.1	$692.4

Net cash flows before client transfers	17.1	(13.4)	3.7
Client transfers from mutual funds to other portfolios	(5.3)	5.3	—
Net cash flows after client transfers	11.8	(8.1)	3.7
Net market appreciation and income	32.2	20.2	52.4
Distributions not reinvested	(1.7)	—	(1.7)
Change during the period	42.3	12.1	54.4

Assets under management at December 31, 2014	477.6	269.2	746.8

Net cash flows before client transfers	7.9	(6.3)	1.6
Client transfers from mutual funds to other portfolios	(6.5)	6.5	—
Net cash flows after client transfers	1.4	.2	1.6
Net market appreciation and income	9.6	6.7	16.3
Distributions not reinvested	(1.5)	(.1)	(1.6)
Change during the period	9.5	6.8	16.3

Assets under management at December 31, 2015	487.1	276.0	763.1

Net cash flows before client transfers	.3	(3.1)	(2.8)
Client transfers from mutual funds to other portfolios	(4.9)	4.9	—
Net cash flows after client transfers	(4.6)	1.8	(2.8)
Net market appreciation and income	32.6	18.8	51.4
Distributions not reinvested	(.9)	—	(.9)
Change during the period	27.1	20.6	47.7

Assets under management at December 31, 2016	$514.2	$296.6	$810.8

In 2014, the majority of the assets transferred by clients from our sponsored mutual funds to our other investment portfolios disclosed in the table above were moved from our target date retirement funds to our collective investment trusts and target date retirement trusts. In 2015 and 2016, assets were transferred from both target date retirement funds and other mutual funds to our collective investment trusts, target date retirement trusts, and separate accounts.

The net cash flows after client transfers (in billions), by investment vehicle and asset class, over the last three years, are as follows:

	Year ended December 31,
	2014	2015	2016
Sponsored U.S. mutual funds
Stock and blended asset funds	3.7	1.5	$(9.9)
Bond funds	8.3	.3	4.7
Money market funds	(0.2)	(0.4)	.6
	11.8	1.4	(4.6)
Other investment portfolios
Stock and blended assets	(6.4)	(3.8)	(4.9)
Fixed income, money market, and stable value	(1.7)	4.0	6.7
	(8.1)	.2	1.8
Total net cash flows after client transfers	$3.7	$1.6	$(2.8)

Net cash flows after client transfers originating in target date retirement portfolios	$17.7	$16.2	$8.1

The net cash inflows in our sponsored U.S. mutual funds over the last three years were sourced primarily from third-party financial intermediaries across various mandates as detailed below.

In 2014, the net outflows from our other investment portfolios were primarily from a few institutional and subadvisory clients who redeemed significant amounts from a small number of equity and fixed income strategies. In 2015, the net inflows in our other investment portfolios resulted primarily from the client transfers received from the mutual funds. The net outflows prior to the transfers into these portfolios were largely concentrated among a small number of institutional clients who redeemed primarily from large-cap U.S. equity strategies. In 2016, our net cash outflows are largely attributable to institutional and intermediary clients reallocating to passive investments and the impact of our closed investment strategies. The general trend to passive also impacted the net cash flows originating in our target date retirement portfolios. This trend has been persistent and has accelerated in recent years. However, over the long term we expect well-executed active management to play an important role for investors, and we are reinvesting in our company with the objective of delivering strong investment performance and excellent client service like we have historically achieved.

INVESTMENT PERFORMANCE.

Strong investment performance and brand awareness is a key driver to attracting and retaining assets—and to our long-term success. Although investment performance relative to our peers has weakened in 2016, it has been strong over the longer term. The percentage of our Price Funds across their share classes that outperformed their comparable Lipper averages on a total return basis and percentage in top Lipper quartile for the 1-, 3-, 5- and 10-years ended December 31, 2016, were:

	1 year	3 years	5 years	10 years
US equity	51%	93%	100%	94%
International equity	76%	81%	77%	90%
Fixed income	46%	63%	46%	68%
Asset allocation	49%	97%	95%	94%
All Price Funds (across their share classes)	53%	84%	80%	86%

Price Funds in top Lipper quartile	26%	39%	54%	55%

In addition, nearly 86% of our Price Funds' assets under management ended December 31, 2016, with an overall rating of four or five stars from Morningstar. The performance of our institutional strategies against their benchmarks weakened in 2016 but remains very competitive over longer time periods.

RESULTS OF OPERATIONS.

The table below presents financial results on a U.S. GAAP basis, as well as a non-GAAP basis to adjust for the non-recurring charge related to the Dell appraisal rights matter, the impact of the consolidated sponsored investment portfolios, and other non-operating income. We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results.

	Year ended December 31,
(in millions, except per-share data)	2015	2016	Dollar change	Percentage change

U.S. GAAP Basis
Investment advisory fees	$3,687.3	$3,728.7	$41.4	1.1%
Net revenues	$4,200.6	$4,222.9	$22.3	.5%
Operating expenses	$2,301.7	$2,489.5	$187.8	8.2%
Net operating income	$1,898.9	$1,733.4	$(165.5)	(8.7)%
Non-operating income(1)	$103.5	$227.1	$123.6	nm
Net income attributable to T. Rowe Price Group	$1,223.0	$1,215.0	$(8.0)	(.7)%
Diluted earnings per common share	$4.63	$4.75	$.12	2.6%
Weighted average common shares outstanding assuming dilution	260.9	250.3	(10.6)	(4.1)%

Adjusted(2)
Operating expenses	$2,301.7	$2,416.8	$115.1	5.0%
Net income attributable to T. Rowe Price Group	$1,160.3	$1,148.9	$(11.4)	(1.0)%
Diluted earnings per common share	$4.39	$4.49	.10	2.3%

Assets under management (in billions)
Average assets under management	$767.9	$778.2	$10.3	1.3%
Ending assets under management	$763.1	$810.8	$47.7	6.3%
(1) Non-operating income varies from year to year due to a number of factors; accordingly the percentage change in non-operating income is not believed to be meaningful.
(2) See the reconciliation to the comparable U.S. GAAP measures at the end of the Results of Operations sections of Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

As detailed in the table above, the percentage increase in investment advisory revenues in 2016 was in line with the increase in our average assets under management. We waived $10.5 million in money market-related fees (including advisory fees and fund expenses) in 2016, a decrease of $37.1 million from the $47.6 million waived in the 2015 period. The fee waivers in 2016 represent less than .5% of total investment advisory revenues earned during the same period. These fees were waived from certain of our money market mutual funds and trusts, which have combined net assets of $15.7 billion at December 31, 2016. We expect money market fee waivers, if any, will be insignificant in 2017. The annual fee rate earned on our assets under management was 47.9 basis points in 2016, virtually unchanged from the 48.0 basis points earned in 2015. The impact on our effective fee rate from the reduction in money market waivers in 2016 was offset by effective fee rate reductions in certain of our sponsored U.S. mutual funds.

Our operating expenses include a non-recurring charge, net of insurance recovery, of $66.2 million, or $.15 per share after tax related to the Dell appraisal rights matter. In 2016, we paid our clients $166.2 million to compensate them for the denial of their appraisal rights in connection with the 2013 leveraged buyout of Dell. We made claims with our insurance carriers and, on December 30, 2016, entered into an agreement with our primary insurance carrier to recover $100 million from the claim. The insurance proceeds were recognized as an offset to the related $166.2 million charge recognized in the second quarter of 2016. Remaining insurance claims filed with respect to this matter that could result in an additional recovery of up to $50 million are still pending.

Our operating margin in 2016 was 41.0% compared to 45.2% in the 2015 period. Without the impact of the non-recurring charge relating to the Dell appraisal rights matter, our operating margin in 2016 would have been 42.6%. The additional decline in our 2016 operating margin results primarily from the investments we have been making to broaden and deepen our investment management, distribution, and service capabilities around the world.

Our 2016 results were significantly impacted by the adoption of new accounting guidance related to consolidation and stock-based compensation. The impacts of implementing this new guidance is discussed in more detail in the Summary of Significant Accounting Policies section of our consolidated financial statements contained in Item 8 of this filing.

The impact (in millions) the consolidated sponsored investment portfolios have on the individual lines of our 2016 consolidated statement of income is as follows:

Operating expenses reflected in net operating income	$(13.0)
Net investment income reflected in non-operating income	121.1
Impact on income before taxes	$108.1

Net income attributable to the firm's interest in the consolidated sponsored investment portfolios	$69.1
Net income attributable to redeemable non-controlling interests (unrelated third-party investors)	39.0
$108.1

Net revenues

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the U.S. increased 1.4%, or $37.5 million, to $2.7 billion. Average mutual fund assets in 2016 were $495.5 billion, an increase of .4% from the average for the comparable 2015 period. The increase in advisory revenues was due in part to the reduction in money market fee waivers realized in 2016 compared with 2015.

Investment advisory revenues earned on the other investment portfolios for 2016 were $1,023.3 million, an increase of $3.9 million, or .4%, from the $1,019.4 million earned in 2015. Average assets in these portfolios were $282.7 billion during 2016, up 3.1% from the comparable 2015 period. In 2016, our advisory revenues are presented net of $7.0 million related to the elimination of management fees earned on the net assets of certain of our consolidated sponsored investment portfolios. We eliminated these advisory fees in preparing our consolidated financial statements.

Administrative fee revenues decreased $9.3 million to $352.5 million in 2016. The decrease is primarily attributable to transfer agent servicing activities provided to the mutual funds and their investors, as well as the shift of fund accounting and portfolio recordkeeping operations to BNY Mellon that, prior to August 2015, we provided to our sponsored U.S. mutual funds. Changes in administrative fee revenues are generally offset by similar changes in related operating expenses that are incurred to provide services to the funds and their investors.

Distribution and servicing fee revenues earned from 12b-1 plans of the Advisor, R, and Variable Annuity II Class shares of our sponsored portfolios were $141.7 million in 2016, a decrease of $9.8 million from the comparable 2015 period on lower average assets under management in these share classes. The 12b-1 fees earned are offset entirely by the costs paid to third- party intermediaries who source these assets. These costs are reported as distribution and servicing costs in the consolidated income statements.

Operating expenses

Compensation and related costs was $1,494.0 million in 2016, an increase of $50.4 million, or 3.5%, compared to the 2015 period. The largest part of the increase is attributable to a $56.7 million increase in salaries and related benefits, which resulted from a modest increase in salaries at the beginning of 2016 combined with a 3.2% increase in average headcount from 2015. Noncash stock-based compensation expense and annual variable compensation were up $12.6 million and $4.9 million, respectively. These increases were offset by a higher level of technology labor capitalized in 2016 compared with 2015 and a reduction in temporary labor cost as the 2016 projects used more professional service resources. The overall increase in compensation and related costs and our average staff size from 2015 were muted by lower compensation costs resulting from shifting 210 associates in August 2015 to BNY Mellon and for the ongoing transition support we provide to them. However, these lower compensation costs are generally offset by increases in costs paid to BNY Mellon to provide these administrative services and other transition-related activities, which are reflected in other operating expenses.

Advertising and promotion costs were $79.9 million in 2016 compared with $79.7 million in 2015. We currently expect advertising and promotion costs for 2017 to be up to 10% higher than the 2016 year as we execute on a number of strategic initiatives.

Occupancy and facility costs, together with depreciation expense, increased $20.7 million, or 7.3%, compared to 2015. The increase is primarily attributable to the added costs to update and enhance technology capabilities, including related maintenance programs.

Other operating expenses were $401.5 million in 2016, an increase of $60.1 million from 2015. About half of this increase is attributable to costs being paid to BNY Mellon since August 2015 for the performance of certain administrative services, as mentioned above. The increase also includes $6.5 million in operating expenses, net of investment advisory fees earned by us, of those sponsored investment portfolios that we began consolidating at the beginning of 2016. The remaining balance of the change is due to increased business demands and our continued investment in capabilities.

Non-operating income

Net non-operating investment activity during 2016 resulted in income of $227.1 million compared with $103.5 million in 2015. The following table details the components of non-operating income (in millions) during the 2015 and 2016.

	Year ended December 31,
	2015	2016	Dollar change

Net gains realized on dispositions of available-for-sale investments	$56.5	$53.0	$(3.5)
Other-than-temporary impairments of available-for-sale investments	(4.8)	—	4.8
Net gains (losses) recognized on deconsolidation of sponsored funds	(5.8)	2.2	8.0
Ordinary and capital gain dividends from sponsored fund investments	39.7	16.1	(23.6)
Investment gains (losses) on sponsored equity method and trading investments	(2.6)	20.8	23.4
Net investment income on sponsored fund investments not consolidated	83.0	92.1	9.1
Other investment income	22.3	15.9	(6.4)
Total investment income on investments	105.3	108.0	2.7
Net investment income on consolidated sponsored investment portfolios	1.5	121.1	119.6
Other non-operating expense	(3.3)	(2.0)	1.3
Non-operating income	$103.5	$227.1	$123.6

The increase in investment gains on sponsored equity method and trading investments is driven by an increase in the number of sponsored funds accounted for as equity method investments as well as market gains. The investment income on consolidated sponsored investment portfolios has increased in 2016 as the number of portfolios we consolidate, as discussed earlier in this section, increased significantly upon the adoption of the new consolidation accounting guidance. See the Summary of Significant Accounting Policies in the consolidated financial statements contained in Part II, Item 8 of this filing for more information related to the impact of the guidance.

Provision for income taxes

Our effective tax rate for 2016 was 36.0% compared to 38.9% in 2015. The decrease in the effective tax rate is related in part to the increase in net income attributable to redeemable non-controlling interest related to our consolidated sponsored investment portfolios as we do not recognize taxes associated with these earnings. Additionally, the estimated effective tax rate has declined as a result of adopting the new stock-based compensation accounting guidance as discussed in the Summary of Significant Accounting Policies in the consolidated financial statements contained in Part II, Item 8 of this filing. Under the new guidance, tax benefits and shortfalls on exercised options and vested restricted stock relative to the stock-based compensation expense recognized are included in the provision for income taxes rather than as additional paid in capital on the consolidated balance sheet. Our effective income tax rate also reflects the relative contribution of pretax income generated by our foreign subsidiaries that are subject to tax rates lower than our U.S. rates. Changes in the relative contribution of pretax income from U.S. and foreign sources or changes in tax rates in relevant jurisdictions may affect our effective income tax rate and overall net income in the future. We currently estimate that our effective tax rate for 2017 to be 36.5%. Our 2017 estimate assumes the tax benefits related to stock-based compensation will be similar to those realized in 2016.

2015 versus 2014

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

Investment advisory revenues earned in 2015 increased over 2014 as our average assets under management increased $43.2 billion, or 6.0%, to $767.9 billion. The average annualized fee rate earned on our assets under management was 48.0 basis points in 2015, up from the 47.8 basis points earned in 2014, as money market fee waivers declined and equity valuations, which on average carry a higher fee rate, increased in 2015. We waived $47.6 million in money market-related fees in 2015, including advisory fees and fund expenses, a decrease of $10.8 million from the $58.4 million waived in 2014. The fee waivers in 2015 represent 1.3% of total investment advisory revenues earned during the same period. Fees were waived from all our money market mutual funds and trusts, which have combined net assets of $15.7 billion at December 31, 2015.

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

Operating expenses

Compensation and related costs were $1.4 billion in 2015, an increase of $114.0 million, or 8.6%, compared to 2014. The largest part of the increase is attributable to a $52.6 million increase in salaries and related benefits and a $43.0 million increase in our annual variable compensation program. Our average staff size in 2015 increased 3.7% over 2014, and we employed 5,999 associates at December 31, 2015. Higher noncash stock-based compensation expense and temporary staff expense account for the remainder of the increase in compensation and related costs in the 2015 period. The increase in compensation and related costs and our average staff size were muted by the lower compensation costs resulting from shifting 210 associates and providing ongoing transition support to BNY Mellon, with whom we contracted to provide fund accounting and recordkeeping operations. However, these lower compensation costs are offset by increases in costs paid to BNY Mellon to provide these administrative services, which are reflected in other operating expenses.

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

Non-GAAP information and reconciliation

We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results. These measures have been established in order to increase transparency for the purpose of evaluating our core business, for comparing current results with prior period results, and to enable more appropriate comparison with industry peers. However, non-GAAP financial measures should not be considered as a substitute for financial measures calculated in accordance with U.S. GAAP and may be calculated differently by other companies. The following schedule reconciles (in millions, except for per-share amounts) U.S. GAAP financial measures to non-GAAP measures for each of the last five years.

in millions, except for per-share amounts	Year ended December 31
	2012	2013	2014	2015	2016
Operating expenses, GAAP basis	$1,658.2	$1,846.8	$2,091.2	$2,301.7	$2,489.5
Non-GAAP Adjustments:
Expenses of consolidated sponsored investment portfolios, net of elimination of our related management fee(1)	—	—	—	—	(6.5)
Nonrecurring charge related to Dell appraisal rights matter(3)	—	—	—	—	(66.2)
Adjusted operating expenses	$1,658.2	$1,846.8	$2,091.2	$2,301.7	$2,416.8

Net income attributable to T. Rowe Price Group, Inc., GAAP basis	$883.6	$1,047.7	$1,229.6	$1,223.0	$1,215.0
Non-GAAP Adjustments:
Net income of consolidated sponsored investment portfolios, net of redeemable non-controlling interests(1)	(7.1)	(4.5)	—	(1.5)	(69.1)
Non-operating income, excluding impact of consolidated sponsored investment portfolios(2)	(63.7)	(58.5)	(112.2)	(102.0)	(106.0)
Non-recurring charge related to Dell appraisal rights matter(3)	—	—	—	—	66.2
Income tax impacts of non-GAAP adjustments(4)	27.5	24.5	43.9	40.8	42.8
Adjusted net income attributable to T. Rowe Price Group, Inc.	$840.3	$1,009.2	$1,161.3	$1,160.3	$1,148.9

Diluted earnings per common share, GAAP basis	$3.36	$3.90	$4.55	$4.63	$4.75
Non-GAAP Adjustments:
Consolidated sponsored investment portfolios(1)	(.02)	(.01)	—	(.01)	(.16)
Non-operating income, excluding impact of consolidated sponsored investment portfolios(2)	(.14)	(.13)	(.26)	(.23)	(.25)
Non-recurring charge related to Dell appraisal rights matter(3)	—	—	—	—	.15
Adjusted diluted earnings per common share(5)	$3.20	$3.76	$4.29	$4.39	$4.49

(1) We implemented new consolidation accounting guidance on January 1, 2016, that resulted in a larger number of our sponsored investment portfolios, that we provide seed capital to at inception, to be consolidated in our financial statements as we were deemed to have a controlling financial interest. We now recognize investment gains and losses on a larger number of the investments in sponsored portfolios in our consolidated statement of income compared to our consolidated statement of comprehensive income in 2015. The non-GAAP adjustments add back the management fees we earn from the consolidated sponsored investment portfolios and remove the investment income and operating expenses of these portfolios that have been included in our U.S. GAAP consolidated statements of income. We believe the consolidated sponsored investment portfolios may impact the reader's ability to understand our core operating results. The following table details the amounts and consolidated statement of income line items in which the amounts were recognized:

	Year ended December 31
	2012	2013	2014	2015	2016
Net investment income of consolidated sponsored portfolios	$7.1	$4.5	$—	$1.5	$121.1
Operating expenses of consolidated sponsored portfolios	—	—	—	—	(13.0)
Net income of consolidated sponsored portfolios	7.1	4.5	—	1.5	108.1
Less: net income attributable to redeemable non-controlling interests	—	—	—	—	39.0
T. Rowe Price's portion of net income	$7.1	$4.5	$—	$1.5	$69.1

(2) This non-GAAP adjustment removes the non-operating income that remains after backing out the portion related to the consolidated sponsored investment portfolios. We believe excluding non-operating income helps the reader's ability to understand the firm’s core operating results and increases comparability to prior years. Additionally, we do not emphasize the impact of non-operating income when managing our firm and evaluating our performance.

	Year ended December 31
	2012	2013	2014	2015	2016
Total non-operating income	$70.8	$63.0	$112.2	$103.5	$227.1
Less: net investment income of consolidated sponsored portfolios	7.1	4.5	—	1.5	121.1
Total other non-operating income	$63.7	$58.5	$112.2	$102.0	$106.0

(3) As previously disclosed, we made the decision in 2016 to compensate certain clients in regard to the Dell appraisal rights matter. We also recognized an offset to this charge for a related insurance recovery. We believe it is useful to readers of our consolidated statement of income to adjust for this non-recurring charge, net of the insurance recovery, in arriving at adjusted operating expenses, net income attributable to T. Rowe Price Group, Inc., and diluted earnings per share, as this will aid with comparability to prior periods and analyzing our core business results.

(4) These were calculated using the effective tax rate applicable to the related items.

(5) This non-GAAP measure was calculated by applying the two-class method to adjusted net income attributable to T. Rowe Price Group, Inc., divided by the weighted-average common shares outstanding assuming dilution.

CAPITAL RESOURCES AND LIQUIDITY.

During 2016, stockholders’ equity increased from $4.8 billion to $5.0 billion. Tangible book value increased to $4.3 billion at December 31, 2016. We paid $2.16 per share in regular dividends in 2016, an increase of 3.8% over the $2.08 per share in regular dividends paid in 2015. Additionally, we expended $676.9 million to repurchase 10.0 million shares, or 4.0%, of our outstanding common stock in 2016. These dividends and repurchases were expended using existing cash balances and cash generated from operations. We will generally repurchase our common stock over time to offset the dilution created by our equity-based compensation plans. In December 2016, our Board of Directors increased our share repurchase program by 12 million shares.

As detailed below, we have returned $4.1 billion to stockholders over the last three years through stock repurchases, our regular quarterly dividends, and a special dividend in 2015.

(in millions)	Recurring dividend	Special dividend	Stock repurchases	Total cash returned to stockholders
2014	$462.1	$—	$415.5	$877.6
2015	534.5	524.5	987.8	2,046.8
2016	541.2	—	676.9	1,218.1
Total	$1,537.8	$524.5	$2,080.2	$4,142.5

We remain debt-free with ample liquidity, including cash and discretionary sponsored portfolio investment holdings of $1.9 billion at December 31, 2016. We also have seed capital investments in sponsored investment portfolios of $1.3 billion that are redeemable, although we generally expect to be invested for several years until unrelated third-party investors substantially reduce our relative ownership percentage. The cash and discretionary sponsored investment holdings held by our subsidiaries outside the U.S. is $.4 million at December 31, 2016.

The following table details (in millions) the line items of the consolidated balance sheet as of December 31, 2016, where our cash and discretionary sponsored portfolio investment holdings and seed capital investments are presented, as well as the amount of other investments we hold that make up the remainder of the investments line in the financial statements. The investment presentation on the consolidated balance sheet is based on the type of investment, as well as how we account for it.

	Interest Held by T. Rowe Price Group
	Cash and discretionary investments in sponsored portfolios	Seed capital investments in sponsored portfolios	Investment in UTI and other investments	Total	Redeemable non-controlling interest	As reported on consolidated balance sheet 12/31/2016
Cash and cash equivalents	$1,204.9	$—	$—	$1,204.9	$—	$1,204.9
Investments	691.6	345.1	220.8	1,257.5	—	1,257.5
Net assets of consolidated sponsored investment portfolios	9.0	918.7	—	927.7	687.2	1,614.9
	$1,905.5	$1,263.8	$220.8	$3,390.1	$687.2	$4,077.3

On January 1, 2016, we implemented new consolidation accounting guidance that resulted in the consolidation of sponsored investment portfolios in which we have a controlling interest. Our consolidated balance sheet now reflects the cash and cash equivalents, investments, other assets and liabilities of the sponsored portfolios, as well as redeemable non-controlling interests for the portion of the sponsored portfolios that are held by unrelated third-party investors. Although we can redeem our net interest in these sponsored investment portfolios at any time, we cannot directly access or sell the assets held by the portfolios to obtain cash for general operations. Additionally, the assets of these investment portfolios are not available to our general creditors. Our interest in these sponsored investment portfolios was used as initial seed capital and is recategorized as discretionary when it is determined by management that the seed capital is no longer needed. We assess the discretionary investment portfolio and when we liquidate our interest, we do so in a way as to not impact the portfolio and, ultimately, the unrelated third-party investors.

We anticipate property and equipment expenditures in 2017 to be up to $175 million, of which about two-thirds is planned for technology initiatives. Given the availability of our financial resources, we expect to fund our anticipated capital expenditures with operating resources and do not maintain an available external source of liquidity.

2016 versus 2015.

The following table summarizes the cash flows (in millions) for 2016, that are attributable to T. Rowe Price Group, our consolidated sponsored investment portfolios, and the related eliminations required in preparing the statement.

		For year ended 12/31/2016
	As reported for the year ended 12/31/2015	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated sponsored investment portfolios	Eliminations	As reported on statement of cash flows
Cash flows from operating activities
Net income	$1,223.0	$1,215.0	$108.1	$(69.1)	$1,254.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization of property and equipment	126.3	133.4	—	—	133.4
Stock-based compensation expense	149.0	161.6	—	—	161.6
Realized gains on dispositions of available-for-sale sponsored investment portfolios	(56.5)	(53.0)	—	—	(53.0)
Net gains recognized on investments	(5.9)	(100.1)	—	69.1	(31.0)
Net change in trading securities held by consolidated sponsored investment portfolios	(7.5)	—	(1,297.9)	—	(1,297.9)
Other changes in assets and liabilities	102.1	(13.2)	23.2	(6.6)	3.4
Net cash provided by (used in) operating activities	1,530.5	1,343.7	(1,166.6)	(6.6)	170.5
Net cash provided by (used in) investing activities	109.0	(219.7)	41.4	284.5	106.2
Net cash provided by (used in) financing activities	(1,973.3)	(1,091.4)	1,192.9	(277.9)	(176.4)
Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment portfolios	—	—	(2.1)	—	(2.1)
Net change in cash and cash equivalents during period	(333.8)	32.6	$65.6	—	98.2
Cash and cash equivalents at beginning of year	1,506.1	1,172.3	$—	—	1,172.3
Cash and cash equivalents at end of period	$1,172.3	$1,204.9	$65.6	$—	$1,270.5

Operating activities attributable to T. Rowe Price Group during 2016 provided cash flows of $1,343.7 million, a decrease of $186.8 million from the 2015 period. The decline is primarily related to the payments totaling $166.2 million we made in 2016 to compensate certain clients in regard to the Dell appraisal rights matter. We entered into an agreement on December 30, 2016, for a $100 million insurance recovery that we received in January 2017. The net cash provided by operating activities attributable to T. Rowe Price Group was offset in part by the net change in trading securities held in our consolidated sponsored investments’ underlying investment portfolios.

Net cash used in investing activities that are attributable to T. Rowe Price Group totaled $219.7 million in 2016. In 2016, we provided $284.5 million in seed capital to new and existing sponsored investment portfolios. We utilized a portion of the $219.5 million in proceeds from the sale of certain available-for-sale investments and equity method investments in 2016 to fund these seed capital investments. Since we consolidate these sponsored investment portfolios, the seed capital that we provided was eliminated in preparing our consolidated statement of cash flow. In 2015, cash proceeds from the sale of certain sponsored fund holdings, net of new investments, resulted in investing cash flows of $269.7 million. Additionally, our net property and equipment additions were $148.3 million in 2016 compared to $151.3 million in the 2015 period. The cash flow attributable to consolidated sponsored investment portfolios of $41.4 million represents the net cash added to our consolidated balance sheet from consolidating and deconsolidating portfolios in 2016.

Net cash used in financing activities attributable to T. Rowe Price Group was $1,091.4 million in 2016 compared with $1,973.3 million in the 2015 period. The decline in cash used in financing activities is largely related to the $2.00 per share, or $524 million, special dividend we paid in April 2015. We also expended $310.9 million less in common stock purchases in 2016 compared to the 2015 period. The cash proceeds received from stock option exercises were higher in 2016 by $52.8 million compared with the 2015 period. The net cash used in financing activities attributable to T. Rowe Price Group was largely offset by the $915.0 million of net subscriptions into the consolidated sponsored investment portfolios.

2015 versus 2014.

Operating activities during 2015 provided cash flows of $1.5 billion, up $215.1 million from the 2014 period. We used $75.0 million less cash in 2015 compared with the 2014 period as we seeded fewer new sponsored investment portfolios. Higher noncash depreciation and amortization and noncash stock-based compensation in 2015 increased cash flows by $30.2 million. Timing differences on the cash settlement of our assets and liabilities increased our operating cash flows by $114.8 million compared to 2014. More than half of the timing difference on the cash settlement of our assets and liabilities is related to bonus compensation that was deferred by certain employees under the new Supplemental Savings Plan that went into effect in 2015. The Supplemental Savings Plan provides certain senior officers the opportunity to defer any portion of their cash incentive compensation earned for a respective calendar year during which services are provided for a period of two or more years.

Net cash provided by investing activities totaled $109.0 million in 2015 compared with net cash used of $443.4 million in the 2014 period. In 2015, cash proceeds from the sale of certain sponsored fund holdings, net of new investments, resulted in investing cash flows of $269.7 million. This compares with net investments of $305.3 million that we made into our sponsored fund investments in 2014. We increased our property and equipment additions by $25.1 million during 2015 compared to the 2014 period.

Net cash used in financing activities was $1,949.2 million in 2015, up $1,209.4 million from the comparable 2014 period. The payment of a $2.00 special dividend on April 23, 2015, and an 18% increase in our regular quarterly per-share dividend accounted for $596.9 million of the increase from 2014. We also increased our common stock repurchases by $572.3 million during 2015 compared with 2014.

CONTRACTUAL OBLIGATIONS.

The following table presents a summary of our future obligations (in millions) under the terms of existing operating leases and other contractual cash purchase commitments at December 31, 2016. Other purchase commitments include contractual amounts that will be due for the purchase of goods or services to be used in our operations and may be cancelable at earlier times than those indicated, under certain conditions that may involve termination fees. Because these obligations are generally of a normal recurring nature, we expect that we will fund them from future cash flows from operations. The information presented does not include operating expenses or capital expenditures that will be committed in the normal course of operations in 2017 and future years. The information also excludes the $6.2 million of unrecognized tax benefits discussed in Note 7 to our consolidated financial statements because it is not possible to estimate the time period in which a payment might be made to the tax authorities.

	Total	2017	2018—19	2020—21	Later
Noncancelable operating leases	$262	$29	$64	$54	$115
Other purchase commitments	191	148	40	3	—
Total	$453	$177	$104	$57	$115

We also have outstanding commitments to fund additional contributions to investment partnerships totaling $46.4 million at December 31, 2016. The vast majority of these additional contributions will be made to investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be called under certain circumstances.

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

We present those significant accounting policies used in the preparation of our consolidated financial statements as an integral part of those statements within this 2016 Annual Report. In the following discussion, we highlight and explain further certain of those policies that are most critical to the preparation and understanding of our financial statements.

Consolidation. We consolidate all subsidiaries and sponsored investment portfolios in which we have a controlling interest. We are generally deemed to have a controlling interest when we own the majority of the voting interest of an entity or are deemed to be the primary beneficiary of a variable interest entity (VIE). VIEs are entities that lack sufficient equity to finance its activities or the equity holders do not have defined power to direct the activities of the entity normally associated with an equity investment. Our analysis to determine whether an entity is a VIE or a voting interest entity (VOE) involves judgment and considers several factors, including an entity’s legal organization, capital structure, the rights of the equity investment holders, our ownership interest in the entity, and our contractual involvement with the entity. We continually review and reconsider our VIE or VOE conclusions upon the occurrence of certain events, such as changes to our ownership interest, changes to an entity’s legal structure, or amendments to governing documents. Our VIEs are primarily sponsored investment entities and our variable interest consists of our equity ownership in and investment management fees earned from these entities.

We are the primary beneficiary if we have the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the VIE that could potentially be significant. Our SICAV funds and other sponsored investment portfolios regulated outside the U.S. are determined to be VIEs. At December 31, 2016, we consolidated VIEs with net assets of $1,389.3 million.

Other-than-temporary impairments of available-for-sale securities. We generally classify our investment holdings in sponsored funds as available-for-sale if we are not deemed to a have a controlling financial interest nor exercise significant influence over its operating and financial policies. At the end of each quarter, we mark the carrying amount of each investment holding to fair value and recognize an unrealized gain or loss as a component of comprehensive income within the consolidated statements of comprehensive income. We review each individual security position that has an unrealized loss or impairment to determine if that impairment is other than temporary.

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

Other-than-temporary impairments of equity method investments. We evaluate our equity method investments, including our investment in UTI and other sponsored investment holdings, for impairment when events or changes in circumstances indicate that the carrying value of the investment exceeds its fair value, and the decline in fair value is other than temporary.

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

Stock options. We recognize stock option-based compensation expense in our consolidated statements of income using a fair value-based method. Fair value methods use a valuation model for shorter-term, market-traded financial instruments to theoretically value stock option grants even though they are not available for trading and are of longer duration. The Black-Scholes option-pricing model that we use includes the input of certain variables that are dependent on future expectations, including the expected lives of our options from grant date to exercise date; the volatility of our underlying common shares in the market over that time period; and the rate of dividends that we will pay during that time. Our estimates of these variables are made for the purpose of using the valuation model to determine an expense for each reporting period and are not subsequently adjusted. Unlike most of our expenses, the resulting charge to earnings using a fair value-based method is a noncash charge that is never measured by, or adjusted based on, a cash outflow.

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

NEWLY ISSUED BUT NOT YET ADOPTED ACCOUNTING GUIDANCE.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 — Revenue from Contracts with Customers, and subsequently has issued five related accounting standard updates clarifying several aspects of ASU 2014-09, including technical corrections and improvements. The overall objective of the new standards updates is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The revenue standard contains principles that will be applied to determine the measurement of revenue and timing of when it is recognized. We anticipate adopting the new standard on its effective date, January 1, 2018, though we have not yet selected whether we would adopt using the retrospective approach with adjustments to each prior period or the retrospective method with the cumulative effect of initial application recognized at the date of initial application. While we are continuing to assess all potential impacts these standards will have on our financial position and results of operations, early conclusions indicate that these standards will not have a material impact. Our implementation efforts include the identification of revenue within the scope of the guidance, as well as the evaluation of revenue contracts. While we have not identified material changes in the timing of revenue recognition, we continue to evaluate the presentation of certain revenue-related costs on a gross versus net basis and related disclosures of revenue.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01 — Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017, and requires a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Early adoption is not permitted. The new guidance will require the change in fair value of equity investments with readily determinable fair values to be recognized through the income statements. We are currently evaluating the full impact of the standard; however, upon adoption, the change in the fair value of our available-for-sale investments will be recognized in our consolidated income statement rather than our consolidated statement of comprehensive income.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 — Leases (Topic 842). The objective of the update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact this standard will have on our financial position and results of operations, though we expect that our real estate leases will be recognized on our consolidated balance sheet.

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

Our future revenues and results of operations will fluctuate primarily due to changes in the total value and composition of assets under our management. Such changes result from many factors, including, among other things: cash inflows and outflows in the T. Rowe Price mutual funds and other managed investment portfolios, fluctuations in global financial markets that result in appreciation or depreciation of the assets under our management, our introduction of new mutual funds and investment portfolios, and changes in retirement savings trends relative to participant-directed investments and defined contribution plans. The ability to attract and retain investors’ assets under our management is dependent on investor sentiment and confidence; the relative investment performance of the Price mutual funds and other managed investment portfolios as compared to competing offerings and market indexes; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; and our level of success in implementing our strategy to expand our business. Our revenues are substantially dependent on fees earned under contracts with the Price funds and could be adversely affected if the independent directors of one or more of the Price funds terminated or significantly altered the terms of the investment management or related administrative services agreements. Non-operating investment income will also fluctuate primarily due to the size of our investments, changes in their market valuations, and any other-than-temporary impairments that may arise or, in the case of our equity method investments, our proportionate share of the investees' net income.

Our future results are also dependent upon the level of our expenses, which are subject to fluctuation for the following or other reasons: changes in the level of our advertising and promotion expenses in response to market conditions, including our efforts to expand our investment advisory business to investors outside the U.S. and to further penetrate our distribution channels within the U.S.; the pace and level of our planned increase in spending to support key strategic priorities; variations in the level of total compensation expense due to, among other things, bonuses, restricted stock units and other equity grants, other incentive awards, changes in our employee count and mix, and competitive factors; any goodwill or other asset impairment that may arise; fluctuation in foreign currency exchange rates applicable to the costs of our international operations; expenses and capital costs, such as technology assets, depreciation, amortization, and research and development, incurred to maintain and enhance our administrative and operating services infrastructure; unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and disruptions of services, including those provided by third parties, such as fund and portfolio recordkeeping, facilities, communications, power, and the mutual fund transfer agent and accounting systems.

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

The following table (in millions) presents the equity price risk from our investments in our sponsored investment portfolios as they are carried at fair value. Investments in these portfolios generally moderate market risk as they are diversified portfolios that invest in a number of different financial instruments. T. Rowe Price further manages its exposure to market risk by diversifying its investments among many domestic and international funds as well as diversification among equity and fixed income portfolios. In addition, investment holdings may be altered from time to time in response to changes in market risks and other factors, as management deems appropriate.

We have chosen to use a variant of each portfolio's net asset value to quantify the equity price risk, as we believe the volatility in each portfolio's net asset value best reflects the underlying risk potential as well as the market trends surrounding each of its investment objectives. The potential future loss of value, before any income tax benefits, of these fund investments at year-end was determined by using the lower of each portfolio’s lowest net asset value per share during 2016 or its net asset value per share at December 31, 2016, reduced by 10%. In considering this presentation, it is important to note that: Not all portfolios experienced their lowest net asset value per share on the same day; it is likely that the composition of the investment portfolio would be changed if adverse market conditions persisted; and we could experience future losses in excess of those presented below.

	Fair value 12/31/2016	Potential lower value	2016 potential loss
Investments—available-for-sale	$709.0	$627.8	$81.2	11%
Investments—trading	$75.4	$67.7	$7.7	10%
Direct investment in consolidated sponsored investment portfolios	$927.7	$813.9	$113.8	12%

For available-for-sale securities, any losses arising from changes in fair value are recognized in other comprehensive income, net of tax, until the investment is disposed of, or if the investment is determined to be other-than-temporarily impaired. We review the carrying amount of each investment on a quarterly basis and recognize an impairment charge in non-operating income (loss) whenever an unrealized loss is considered other than temporary.

The direct investment in consolidated sponsored investment portfolios represents our portion of the net assets of the portfolio. Upon consolidation of these portfolios, our direct investment is eliminated and the net assets of the portfolio are combined in our consolidated balance sheet, together with redeemable non-controlling interest, which represents the portion of the portfolio that is owned by unrelated third-party investors. Any losses arising from the change in fair value of our direct investments in consolidated sponsored investment portfolios would result in a corresponding decrease, net of tax, in our net income attributable to T. Rowe Price Group.

Certain of our investments, including a few consolidated sponsored investment portfolios, expose us to foreign currency translation risk when their foreign denominated financial statements are translated into U.S. dollars. Our most significant exposure relates to the translation of the financial statements of our equity method investment in UTI ($140.9 million at December 31, 2016), whose financial statements are denominated in Indian rupees (INR) and are translated to U.S. dollars (USD) each reporting period. We do not use derivative financial instruments to manage this foreign currency risk, so both positive and negative fluctuations in the INR against the USD will affect accumulated other comprehensive income and the carrying amount of our investment. We had a cumulative translation loss, net of tax, of $32.3 million at December 31, 2016, related to our investment in UTI. Given the nature of UTI’s business, should conditions deteriorate in markets in which they operate, we are at risk for loss up to our carrying amount.

We operate in several foreign countries of which the United Kingdom is the most prominent. We incur operating expenses and have foreign currency-denominated assets and liabilities associated with these operations, although our revenues are predominately realized in USD. We do not believe that foreign currency fluctuations materially affect our results of operations.

Item 8.	Financial Statements and Supplementary Data.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2015	12/31/2016
ASSETS
Cash and cash equivalents	$1,172.3	$1,204.9
Accounts receivable and accrued revenue	446.0	455.1
Investments	1,961.2	1,257.5
Assets of consolidated sponsored investment portfolios ($0 and $1,446.1 million, respectively, related to variable interest entities)	57.7	1,680.5
Property and equipment, net	607.1	615.1
Goodwill	665.7	665.7
Other assets	196.9	346.2
Total assets	$5,106.9	$6,225.0

LIABILITIES
Accounts payable and accrued expenses	$170.6	$180.8
Liabilities of consolidated sponsored investment portfolios ($0 and $56.8 million, respectively, related to variable interest entities)	—	65.6
Accrued compensation and related costs	84.2	92.6
Supplemental savings plan liability	68.9	150.9
Income taxes payable	21.2	39.3
Total liabilities	344.9	529.2

Commitments and contingent liabilities

Redeemable non-controlling interests	—	687.2

STOCKHOLDERS’ EQUITY
Preferred stock, undesignated, $.20 par value— authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value—authorized 750,000,000; issued 250,469,000 shares at December 31, 2015, and 244,784,000 at December 31, 2016	50.1	49.0
Additional capital in excess of par value	654.6	654.5
Retained earnings	3,970.7	4,293.6
Accumulated other comprehensive income	86.6	11.5
Total permanent stockholders' equity	4,762.0	5,008.6
Total liabilities, redeemable non-controlling interests and permanent stockholders’ equity	$5,106.9	$6,225.0

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except earnings per share)

	Year ended December 31,
	2014	2015	2016
Revenues
Investment advisory fees	$3,464.5	$3,687.3	$3,728.7
Administrative fees	374.0	361.8	352.5
Distribution and servicing fees	143.6	151.5	141.7
Net revenues	3,982.1	4,200.6	4,222.9

Operating expenses
Compensation and related costs	1,329.6	1,443.6	1,494.0
Advertising and promotion	76.0	79.7	79.9
Distribution and servicing costs	143.6	151.5	141.7
Depreciation and amortization of property and equipment	111.7	126.3	133.4
Occupancy and facility costs	143.9	159.2	172.8
Other operating expenses	286.4	341.4	401.5
Nonrecurring charge, net of insurance recovery, related to Dell appraisal rights matter	—	—	66.2
Total operating expenses	2,091.2	2,301.7	2,489.5

Net operating income	1,890.9	1,898.9	1,733.4

Non-operating income
Net investment income on investments	114.7	105.3	108.0
Net investment income on consolidated sponsored investment portfolios	—	1.5	121.1
Other expenses	(2.5)	(3.3)	(2.0)
Total non-operating income	112.2	103.5	227.1

Income before income taxes	2,003.1	2,002.4	1,960.5
Provision for income taxes	773.5	779.4	706.5
Net income	$1,229.6	$1,223.0	$1,254.0
Less: net income attributable to redeemable non-controlling interests	—	—	39.0
Net income attributable to T. Rowe Price Group	$1,229.6	$1,223.0	$1,215.0

Earnings per share on common stock
Basic	$4.68	$4.74	$4.85
Diluted	$4.55	$4.63	$4.75

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year ended December 31,
	2014	2015	2016
Net income	$1,229.6	$1,223.0	$1,254.0
Other comprehensive loss
Net unrealized holding losses on available-for-sale investments	(1.9)	(4.5)	(1.0)
Reclassification of (gains) and losses in accumulated other comprehensive income to non-operating investment income:
Capital gain distributions	(31.1)	(20.8)	(6.0)
Net gains realized on dispositions determined using average cost	(49.3)	(56.5)	(53.0)
Other-than-temporary impairments	—	4.8	—
Total reclassification adjustments	(80.4)	(72.5)	(59.0)
Total net unrealized holding losses recognized in other comprehensive income	(82.3)	(77.0)	(60.0)
Currency translation adjustments
Currency translation adjustments of consolidated sponsored investment portfolios—variable interest entities	(3.6)	(4.9)	(9.5)
Reclassification: losses (gains) recognized in non-operating investment income upon deconsolidation of sponsored fund subsidiaries	—	5.8	(2.2)
Total currency translation adjustments of consolidated sponsored investment portfolios—variable interest entities	(3.6)	.9	(11.7)
Equity method investments	1.8	(8.1)	(1.6)
Total currency translation adjustments	(1.8)	(7.2)	(13.3)

Other comprehensive loss before income taxes	(84.1)	(84.2)	(73.3)
Deferred tax benefits	32.2	34.4	28.2
Total other comprehensive loss	(51.9)	(49.8)	(45.1)
Total comprehensive income	$1,177.7	$1,173.2	$1,208.9
Less: comprehensive income attributable to redeemable non-controlling interests	$—	$—	$36.5
Comprehensive income attributable to T. Rowe Price Group	$1,177.7	$1,173.2	$1,172.4

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS(1)
(in millions)

	Year ended December 31,
	2014	2015	2016
Cash flows from operating activities
Net income	$1,229.6	$1,223.0	$1,254.0
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	111.7	126.3	133.4
Stock-based compensation expense	133.4	149.0	161.6
Realized gains on the dispositions of sponsored funds	(49.3)	(56.5)	(53.0)
Net gains recognized on other investments	(11.1)	(5.9)	(31.0)
Net change in trading securities held by consolidated sponsored investment portfolios	(86.2)	(7.5)	(1,297.9)
Changes in accounts receivable and accrued revenue	(31.5)	(3.2)	(9.3)
Changes in payables and accrued liabilities	36.5	98.2	138.6
Other changes in assets and liabilities	10.8	7.1	(125.9)
Net cash provided by operating activities	1,343.9	1,530.5	170.5

Cash flows from investing activities
Purchases of available-for-sale sponsored fund investments	(471.9)	(164.8)	(.1)
Dispositions of available-for-sale sponsored fund investments	166.6	434.5	133.7
Net cash of sponsored investment portfolios on consolidation	—	—	41.4
Additions to property and equipment	(126.2)	(151.3)	(148.3)
Other investing activity	(11.9)	(9.4)	79.5
Net cash provided by (used in) investing activities	(443.4)	109.0	106.2

Cash flows from financing activities
Repurchases of common stock	(415.5)	(987.8)	(676.9)
Common share issuances under stock-based compensation plans	85.2	73.5	126.3
Dividends	(462.1)	(1,059.0)	(540.8)
Net subscriptions received from redeemable non-controlling interest holders	—	—	915.0
Net cash used in financing activities	(792.4)	(1,973.3)	(176.4)

Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment portfolios	—	—	(2.1)

Net change in cash and cash equivalents during period	108.1	(333.8)	98.2
Cash and cash equivalents at beginning of year	1,398.0	1,506.1	1,172.3
Cash and cash equivalents at end of year, including $65.6 million held by consolidated sponsored investment portfolios at December 31, 2016	$1,506.1	$1,172.3	$1,270.5
(1)See note 14 for a supplemental consolidating cash flow schedule.

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2013	262,073	$52.4	$894.6	$3,682.8	$188.3	$4,818.1	—
Net income	—	—	—	1,229.6	—	1,229.6	—
Other comprehensive income, net of tax	—	—	—	—	(51.9)	(51.9)	—
Dividends	—	—	—	(462.1)	—	(462.1)	—
Common stock-based compensation plans activity
Shares issued upon option exercises	3,679.8		106.3	—	—	107.1	—
Restricted shares issued, net of shares withheld for taxes	625.1		(12.3)	—	—	(12.2)	—
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	163	—	(4.7)	—	—	(4.7)	—
Forfeiture of restricted awards	(117)	—	—	—	—	—	—
Net tax benefits	—	—	53.4	—	—	53.4	—
Stock-based compensation expense	—	—	133.4	—	—	133.4	—
Restricted stock units issued as dividend equivalents	—	—	.2	(.2)	—	—	—
Common shares repurchased	(5,313)	(1.1)	(414.4)	—	—	(415.5)	—
Balances at December 31, 2014	261,110	52.2	756.5	4,450.1	136.4	5,395.2	—
Net income	—	—	—	1,223.0	—	1,223.0	—
Other comprehensive loss, net of tax	—	—	—	—	(49.8)	(49.8)	—
Dividends	—	—	—	(1,059.0)	—	(1,059.0)	—
Common stock-based compensation plans activity
Shares issued upon option exercises	2,471.5		84.0	—	—	84.5	—
Restricted shares issued, net of shares withheld for taxes	(180)	—	(14.3)	—	—	(14.3)	—
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	236	—	(2.0)	—	—	(2.0)	—
Forfeiture of restricted awards	(59)	—	—	—	—	—	—
Net tax benefits	—	—	23.2	—	—	23.2	—
Stock-based compensation expense	—	—	149.0	—	—	149.0	—
Restricted stock units issued as dividend equivalents	—	—	.2	(.2)	—	—	—
Common shares repurchased	(13,109)	(2.6)	(342.0)	(643.2)	—	(987.8)	—
Balances at December 31, 2015	250,469	50.1	654.6	3,970.7	86.6	4,762.0	—
Reclassification of sponsored investment portfolios upon adoption of new accounting guidance on January 1, 2016				32.5	(32.5)	—	$672.7
Cumulative effect adjustment upon adoption of new stock-based compensation guidance on January 1, 2016	—	—	12.9	(9.0)	—	3.9	—
Balances at January 1, 2016	250,469	50.1	667.5	3,994.2	54.1	4,765.9	672.7
Net income	—	—	—	1,215.0	—	1,215.0	39.0
Other comprehensive loss, net of tax	—	—	—	—	(42.6)	(42.6)	(2.5)
Dividends	—	—	—	(541.2)	—	(541.2)	—
Common stock-based compensation plans activity
Shares issued upon option exercises	4,140.8		148.7	—	—	149.5	—
Restricted shares withheld for taxes, net of shares issued	(178)	—	(14.0)	—	—	(14.0)	—
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	409.1		(8.8)	—	—	(8.7)	—
Forfeiture of restricted awards	(61)	—		—	—	—	—
Stock-based compensation expense	—	—	161.6	—	—	161.6	—
Restricted stock units issued as dividend equivalents	—	—	.1	(.1)	—	—
Common shares repurchased	(9,995)	(2.0)	(300.6)	(374.3)	—	(676.9)	—
Net subscriptions into sponsored investment portfolios							945.3
Net deconsolidations of sponsored investment portfolios							(967.3)
Balances at December 31, 2016	244,784	$49.0	$654.5	$4,293.6	$11.5	$5,008.6	687.2

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

NEW ACCOUNTING GUIDANCE.

We implemented Accounting Standards Update No. 2015-02—Consolidation (Topic 810): Amendments to the Consolidation Analysis on January 1, 2016, which did not require the restatement of prior-year periods. In connection with the adoption of this guidance, we reevaluated all of our investments for consolidation, including our investments in sponsored investment portfolios. The adoption of the guidance resulted in sponsored investment products regulated outside the U.S. previously accounted for as voting interest entities (VOE) to be evaluated as variable interest entities (VIE) and led to the consolidation of an additional 24 portfolios that were previously accounted for as available-for-sale securities. The adoption also resulted in the consolidation of an additional eight U.S. sponsored investment portfolios that were previously accounted for as available-for-sale securities. The impact to the consolidated balance sheet upon adoption was the consolidation of $1.6 billion of assets, $21.3 million of liabilities, and $672.7 million of redeemable non-controlling interests. We also reclassified $32.5 million in accumulated other comprehensive income to retained earnings. Additional disclosures relating to consolidated voting interest entities and variable interest entities, and the impact the new accounting guidance has had on 2016, are included in Note 5.

We early adopted Accounting Standards Update No. 2016-09—Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting on July 1, 2016, which required adjustments to be reflected as of January 1, 2016. The amendments in this update change the accounting for certain aspects of stock-based compensation awards, including the accounting for income taxes upon settlement of awards, the classification of cash flows associated with awards, and the accounting for award forfeitures. Upon implementation, we reduced retained earnings by $9.0 million and increased other assets $3.9 million and additional paid-in capital $12.9 million, respectively. The $9.0 million reduction in retained earnings is related to the reversal of cumulative forfeiture estimates, net of deferred taxes, recognized as we elected to account for forfeitures of stock-based compensation awards going forward as they occur. Lastly, the guidance requires excess tax benefits from share-based compensation awards to be reported as operating activities in the consolidated statements of cash flows rather than financing activities. As permitted by the guidance, we elected to apply this guidance retrospectively and have reclassified $52.6 million and $24.1 million of excess tax benefits previously disclosed as a financing activity in the statement of cash flows for the years ended December 31, 2014, and December 31, 2015, respectively, to operating activities. In 2016, the recognition of net tax benefits on exercised options and vested restricted stock relative to the stock-based compensation expense reduced our income tax provision by $31.6 million. See Note 7 for further details on the impact this guidance had on our effective tax rate.

CONSOLIDATION.

Our consolidated financial statements include the accounts of all subsidiaries and sponsored investment portfolios in which we have a controlling interest. We are generally deemed to have a controlling interest when we own the majority of the VOE or are deemed to be the primary beneficiary of a VIE. We perform an analysis of our investments to determine if the investment entity is a VOE or VIE. Our analysis involves judgment and considers several factors, including an entity’s legal organization, capital structure, the rights of the equity investment holders, our ownership interest in the entity, and our contractual involvement with the entity. We continually review and reconsider our VIE or VOE conclusions upon the occurrence of certain events, such as changes to our ownership interest, changes to an entity’s legal structure, or amendments to governing documents. Upon consolidation of sponsored investment portfolios, the Company retains the specialized investment company accounting principles of the underlying funds. All material accounts and transactions between consolidated entities are eliminated in consolidation.

Variable interest entities
VIEs are entities that, by design: (i) lack sufficient equity to permit the entity to finance its activities independently or (ii) have equity holders that do not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance, the obligation to absorb the entity’s losses, or the rights to receive the entity’s residual returns. We consolidate a VIE when we are the primary beneficiary, which is the party that has both (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the VIE that could potentially be significant. Our Luxembourg-based SICAV funds and other sponsored investment portfolios regulated outside the U.S. were determined to be VIEs.

Along with VIEs that we consolidate, we also hold variable interests in other VIEs, including several investment partnerships that are not consolidated because we are not the primary beneficiary.

Redeemable non-controlling interests
We recognize redeemable non-controlling interests for the portion of the net assets of our consolidated sponsored investment portfolios held by unrelated third-party investors as their interest is convertible to cash and other assets at their option. As such, we reflect redeemable non-controlling interests as temporary equity in our consolidated balance sheets.

Investments in sponsored money market mutual funds
We do not consider our investments in our sponsored money market funds when performing our consolidation analysis as the guidance provides a scope exception for interests in entities that are required to comply with, or operate in accordance with, requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.

CASH EQUIVALENTS.

Cash equivalents consist primarily of short-term, highly liquid investments in our sponsored money market mutual funds. The cost of these funds is equivalent to fair value.

INVESTMENTS.

Available-for-sale sponsored investment portfolios have been made for both general corporate investment purposes and to provide seed capital for newly formed funds. These investments are carried at fair value using the quoted closing net asset value, or NAV, per share of each fund as of the balance sheet date. Changes in net unrealized holding gains or losses on these investments are recognized in other comprehensive income.

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

Equity method investments consist of investments in entities, including sponsored portfolios, over which we have the ability to exercise significant influence over the operating and financial policies of the investee. The carrying values of these investments are adjusted to reflect our proportionate share of the investee's net income or loss, any unrealized gain or loss resulting from the translation of foreign-denominated financial statements into U.S. dollars, and dividends received. Our proportionate share of income or loss is included in non-operating income in our consolidated statements of income. As permitted under existing accounting guidance, we adopted a policy by which we recognize our share of UTI Asset Management Company Limited’s (UTI) earnings on a quarter lag as current financial information is not available in a timely manner. The basis difference between our carrying value and our proportionate share of UTI’s book value is primarily related to consideration paid in excess of the stepped-up basis of assets and liabilities on the date of purchase.

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

Sponsored investments portfolios held as trading include seed capital investments in mutual funds and separately managed account products. The mutual funds and the underlying investments of the separately managed account products are carried at fair value.

Investments held by our consolidated sponsored investment portfolios are considered trading securities that are carried at fair value with corresponding changes in the investments’ fair values reflected in non-operating income in our consolidated statements of income. These investments are valued in accordance with the valuation and pricing policy used to value our assets under management and further described in the Revenue Recognition section below.

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

STOCK-BASED COMPENSATION.

We maintain three stockholder-approved employee long-term incentive plans (2012 Long-Term Incentive Plan, 2004 Stock Incentive Plan, and 2001 Stock Incentive Plan, collectively the LTI Plans) and one stockholder-approved non-employee director plan (2007 Non-Employee Director Equity Plan). We believe that our stock-based compensation programs align the interests of our employees and directors with those of our common stockholders. As of December 31, 2016, a total of 14,490,787 shares were available for future grant under the 2012 Long-Term Incentive Plan and the 2007 Non-Employee Director Equity Plan.

Under our LTI Plans, we have issued restricted shares and restricted stock units to employees that settle in shares of our common stock after vesting. Vesting of these awards is based on the individual continuing to render service over an average 5.5-year graded schedule. All restricted shareholders and restricted stock unitholders receive non-forfeitable cash dividends and cash dividend equivalents, respectively, on our dividend payable date.

We grant performance-based restricted stock units to certain executive officers in which the number of restricted stock units ultimately retained is determined based on achievement of certain performance thresholds. The number of restricted stock units retained is also subject to the same time-based vesting requirement as the other restricted shares or restricted stock units described above. Cash dividends and cash dividend equivalents are accrued and paid to the holders of performance-based restricted stock units only after the performance period has lapsed and the performance thresholds have been met.

Under our LTI plans, we have granted qualified incentive and nonqualified fixed stock options with a maximum term of 10 years to employees. Vesting of our employee option grants is based on the individual continuing to render service and generally occurs over an average 5.5-year graded schedule. The exercise price of each option granted is equivalent to the market price of the common stock at the date of grant. We did not grant options to our employees in 2016.

We grant options, with a maximum term of 10 years, restricted shares, and restricted stock units to non-employee directors under the stockholder-approved 2007 Non-Employee Director Plan. These grants vest over six months to one year and, in the case of restricted stock units, are settled upon the non-employee directors’ departure from the Board. Non-employee directors holding restricted shares receive non-forfeitable dividends while restricted stock unitholders are issued non-forfeitable dividend equivalents in the form of vested stock units on our dividend payable date.

We recognize the grant-date fair value of these awards as compensation expense ratably over the awards' requisite service period. The expense recognized prior to 2016 includes an estimate of awards that will be forfeited and considers, in the case of our performance-based restricted shares and units, the probability of the performance thresholds being met. Upon implementation of the new stock-based compensation accounting guidance, we elected to account for forfeitures as they occur. Both time-based and performance-based units are valued on the grant-date using the closing market price of our common stock.

We use the Black-Scholes option-pricing model to estimate the fair value of each option grant as follows:

	Weighted-average
	2014	2015	2016
Grant-date fair value per option awarded	$21.12	$17.35	$10.62
Assumptions used:
Expected life in years	7.0	7.0	6.8
Expected volatility	30%	27%	20%
Dividend yield	2.2%	2.4%	2.5%
Risk-free interest rate	2.2%	1.9%	1.6%

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

The changes in accumulated balances of each component of other comprehensive income, the deferred tax impacts of each component, and information about significant items reclassified out of accumulated other comprehensive income are presented in the notes to the financial statements. The notes also indicate the line item of our consolidated statements of income to which the significant reclassifications were recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	– CASH EQUIVALENTS.

Cash equivalent investments in our sponsored money market mutual funds aggregate $997.5 million at December 31, 2015, and $1,052.3 million at December 31, 2016. Dividends earned on these investments in each of the last three years were immaterial.

NOTE 2	– INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Accounts receivable from our sponsored investment portfolios, including our U.S. mutual funds, for advisory fees and advisory-related administrative services aggregate $287.1 million at December 31, 2015, and $303.1 million at December 31, 2016.

Revenues (in millions) from advisory services provided under agreements with our sponsored mutual funds and other investment clients include:

	2014	2015	2016
Sponsored U.S. mutual funds
Stock and blended asset	$2,086.0	$2,241.9	$2,228.1
Bond and money market	399.8	426.0	477.3
	2,485.8	2,667.9	2,705.4
Other investment portfolios
Stock and blended asset	824.5	862.2	850.3
Bond, money market, and stable value	154.2	157.2	173.0
	978.7	1,019.4	1,023.3
Total	$3,464.5	$3,687.3	$3,728.7

Other investment portfolios include advisory revenues of $313.4 million, $367.8 million, and $386.0 million for the year ended December 31, 2014, 2015, and 2016, respectively, that were earned on other sponsored investment portfolios.

We voluntarily waived $58.4 million, $47.6 million, and $10.5 million in money market related fees, including advisory fees and fund expenses, during the year ended December 31, 2014, 2015, and 2016, respectively, in order to maintain a positive yield for investors.

The following table summarizes the investment portfolios and assets under management (in billions) on which we earn advisory fees.

	Average during			As of December 31,
	2014	2015	2016	2015	2016
Sponsored U.S. mutual funds
Stock and blended asset	$359.3	$387.8	$386.1	$383.0	$401.3
Bond and money market	101.6	105.8	109.4	104.1	112.9
	460.9	493.6	495.5	487.1	514.2
Other investment portfolios
Stock and blended asset	201.6	210.3	211.1	209.8	220.8
Bond, money market, and stable value	62.2	64.0	71.6	66.2	75.8
	263.8	274.3	282.7	276.0	296.6
Total	$724.7	$767.9	$778.2	$763.1	$810.8

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for 4.9% and 4.7% of our assets under management at December 31, 2015 and 2016, respectively.

The following table summarizes the other fees (in millions) earned from our sponsored U.S. mutual funds.

	2014	2015	2016
Administrative fees	$296.1	$292.8	$277.3
Distribution and servicing fees	$143.6	$151.5	$141.7

NOTE 3 – INVESTMENTS.

The carrying values of investments (in millions) we do not consolidate at December 31 are as follows:

	2015	2016
Available-for-sale sponsored investment portfolios	$1,612.3	$709.0
Equity method investments
Sponsored investment portfolios	113.7	252.3
26% interest in UTI Asset Management Company Limited (India)	132.8	140.9
Investment partnerships	6.2	5.3
Sponsored investment portfolios held as trading	25.8	75.4
Cost method investments	69.4	73.6
U.S. Treasury note	1.0	1.0
Total	$1,961.2	$1,257.5

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
During 2015 and 2016, certain sponsored investment portfolios in which we provided initial seed capital at the time of formation were deconsolidated, as we no longer had a controlling interest. The impact of deconsolidating certain sponsored investment portfolios on our consolidated statements of income during 2015 and 2016 was a loss of $5.8 million and a gain of $2.2 million, respectively. These losses and gains were the result of reclassifying currency translation adjustments accumulated on sponsored investment portfolios’ with non-USD functional currencies from accumulated other comprehensive income to non-operating income. Depending on our ownership interest, we are now reporting our residual interests of $338.2 million, which is value on the date of deconsolidation or consolidation, in these sponsored investment portfolios as either equity method or available-for-sale investments.

AVAILABLE-FOR-SALE SPONSORED INVESTMENT PORTFOLIOS.

The available-for-sale sponsored investment portfolios (in millions) include:

	Aggregate cost	Unrealized holding		Aggregate fair value
		gains	losses
December 31, 2015
Stock and blended asset funds	$428.6	$180.3	$(9.1)	$599.8
Bond funds	990.5	39.1	(17.1)	1,012.5
Total	$1,419.1	$219.4	$(26.2)	$1,612.3

December 31, 2016
Stock and blended asset funds	$162.9	$88.0	$(1.9)	$249.0
Bond funds	463.3	1.7	(5.0)	460.0
Total	$626.2	$89.7	$(6.9)	$709.0

The following table details the number of holdings, the unrealized holding losses, and the aggregate fair value of available-for-sale sponsored investment portfolios with unrealized losses categorized by the length of time they have been in a continuous unrealized loss position:

	Number of holdings	Unrealized holding losses	Aggregate fair value
December 31, 2015
Less than 12 months	18	$(15.8)	$419.6
12 months or more	4	(10.4)	298.6
Total	22	$(26.2)	$718.2

December 31, 2016
Less than 12 months	8	$(4.2)	$328.1
12 months or more	2	(2.7)	169.5
Total	10	$(6.9)	$497.6

In addition to the duration of the impairments, we reviewed the severity of the impairment as well as our intent and ability to hold the investments for a period of time sufficient for an anticipated recovery in fair value. Accordingly, these impaired investment holdings are considered temporary at December 31, 2015 and 2016.

Dividends, excluding capital gain distributions, earned on available-for-sale sponsored investment portfolios totaled $14.7 million in 2014, $18.1 million in 2015, and $8.7 million in 2016.

VARIABLE INTEREST ENTITIES.

Our investments at December 31, 2016, include $149.2 million of investments in variable interest entities that we do not consolidate as we are not deemed the primary beneficiary. Our maximum risk of loss (in millions) related to our involvement with these entities at December 31, 2016, is as follows:

Investment carrying values	$149.2
Unfunded capital commitments	46.4
Uncollected investment advisory and administrative fees	5.9
$201.5

The unfunded capital commitments totaling $46.4 million relate primarily to investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be called under certain circumstances.

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

	Level 1	Level 2
2015
Cash equivalents	$997.5	$—
Available-for-sale sponsored investment portfolios	1,612.3	—
Sponsored investment portfolios held as trading	25.8	—
Total	$2,635.6	$—

2016
Cash equivalents	$1,052.3	$—
Available-for-sale sponsored investment portfolios	709.0	—
Sponsored investment portfolios held as trading	60.3	15.1
Total	$1,821.6	$15.1

NOTE 5 – CONSOLIDATED SPONSORED INVESTMENT PORTFOLIOS.

The sponsored investment portfolios that we consolidate in our consolidated financial statements are generally those products we provided initial seed capital at the time of their formation and have a controlling interest. Our U.S. sponsored investment portfolios are considered voting interest entities, while those regulated outside the U.S. are considered variable interest entities.

The following table details the net assets of the consolidated sponsored investment portfolios at December 31, 2016.

	Voting interest entities	Variable interest entities	Total
Cash and cash equivalents	$10.3	$55.3	$65.6
Investments	219.3	1,340.6	1,559.9
Other assets	4.8	50.2	55.0
Total assets	234.4	1,446.1	1,680.5
Liabilities	8.8	56.8	65.6
Net assets	$225.6	$1,389.3	$1,614.9

Attributable to redeemable non-controlling interests	$69.5	$617.7	$687.2
Attributable to T. Rowe Price Group	156.1	771.6	927.7
	$225.6	$1,389.3	$1,614.9

Although we can redeem our net interest in these sponsored investment portfolios at any time, we cannot directly access or sell the assets held by the portfolios to obtain cash for general operations. Additionally, the assets of these investment portfolios are not available to our general creditors.

Since third-party investors in these investment funds have no recourse to our credit, our overall risk related to the net assets of consolidated sponsored investment portfolios is limited to valuation changes associated with our net interest. We, however, are required to recognize the valuation changes associated with all underlying investments held by these portfolios in our consolidated statements of income and disclose the portion attributable to third-party investors as net income attributable to redeemable non-controlling interests.

The operating results (in millions) of the consolidated sponsored investment portfolios for the year ended December 31, 2016, are reflected in our consolidated statements of income as follows:

	Year ended 12/31/2016
	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(1.6)	$(11.4)	$(13.0)
Net investment income reflected in non-operating income	22.5	98.6	121.1
Impact on income before taxes	$20.9	$87.2	$108.1

Net income attributable to T. Rowe Price Group	$15.0	$54.1	$69.1
Net income attributable to redeemable non-controlling interests	5.9	33.1	39.0
	$20.9	$87.2	$108.1

The operating expenses of these consolidated portfolios are reflected in other operating expenses. For the year ended December 31, 2016, we eliminated $6.5 million of these expenses against our investment advisory and administrative fees earned in preparing our consolidated financial statements. The net investment income reflected in non-operating income includes dividend and interest income and realized and unrealized gains and losses on the underlying securities held by the consolidated sponsored investment portfolios.

The table below details the impact of these consolidated investment portfolios on the individual lines of our consolidated statement of cash flows (in millions) for the year ended December 31, 2016.

	Year ended 12/31/2016
	Voting interest entities	Variable interest entities	Total
Net cash provided by (used in) operating activities	$(80.1)	$(1,086.5)	$(1,166.6)
Net cash provided by (used in) investing activities	21.6	19.8	41.4
Net cash provided by (used in) financing activities	68.8	1,124.1	1,192.9
Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment portfolios	—	(2.1)	(2.1)
Net change in cash and cash equivalents during period	10.3	55.3	65.6
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of period	$10.3	$55.3	$65.6

The net cash provided by (used in) financing activities during 2016 includes $277.9 million of net subscriptions we made into the consolidated sponsored investment portfolios, net of dividends received. These cash flows were eliminated in consolidation.

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

	Level 1	Level 2
December 31, 2015
Assets
Equity securities	$2.8	$11.2
Fixed income securities	—	43.0
Other investments	.7	—
	$3.5	$54.2
December 31, 2016
Assets
Cash equivalents	$8.8	$.8
Equity securities	281.8	325.3
Fixed income securities	—	918.1
Other investments	.4	34.3
	$291.0	$1,278.5

Liabilities	$(.6)	$(13.6)

NOTE 6 – PROPERTY AND EQUIPMENT.

Property and equipment (in millions) at December 31 consists of:

	2015	2016
Computer and communications software and equipment	$610.8	$704.0
Buildings and improvements	415.1	422.0
Leasehold improvements	98.7	108.2
Furniture and other equipment	145.9	158.3
Land	40.3	40.3
Leased land	2.7	2.7
	1,313.5	1,435.5
Less accumulated depreciation and amortization	706.4	820.4
Total	$607.1	$615.1

Compensation and related costs attributable to the development of computer software for internal use totaling $19.6 million in 2014, $22.3 million in 2015, and $28.9 million in 2016 have been capitalized.

We occupy certain office facilities and lease computer and other equipment under noncancelable operating leases. Related rental expense was $29.3 million in 2014, $31.1 million in 2015, and $32.8 million in 2016. Future minimum payments under these leases aggregate $29.1 million in 2017, $32.0 million in 2018, $31.4 million in 2019, $27.9 million in 2020, $26.2 million in 2021, and $115.1 million in later years.

NOTE 7	– INCOME TAXES.

The provision for income taxes (in millions) consists of:

	2014	2015	2016
Current income taxes
U.S. federal	$635.8	$669.5	$573.7
State and local	126.8	134.3	105.8
Foreign	16.3	18.9	13.5
Deferred income taxes (tax benefits)	(5.4)	(43.3)	13.5
Total	$773.5	$779.4	$706.5

Deferred income taxes and benefits arise from temporary differences between taxable income for financial statement and income tax return purposes. The deferred income taxes (tax benefits) recognized as part of our provision for income taxes is related to:

	2014	2015	2016
Property and equipment	$2.0	$(2.3)	$3.2
Stock-based compensation	(11.2)	(14.6)	1.3
Accrued compensation	(.1)	(.9)	(1.7)
Supplemental savings plan liability	—	(27.4)	(30.9)
Other-than-temporary impairments of available-for-sale investments	4.7	(.4)	10.0
Unrealized holding gains recognized in non-operating income	(5.2)	(2.4)	31.6
Other	4.4	4.7	—
Total deferred income taxes (tax benefits)	$(5.4)	$(43.3)	$13.5

The following table reconciles the statutory federal income tax rate to our effective income tax rate.

	2014	2015	2016
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes for current year, net of federal income tax benefits	4.0	4.3	3.8
Net income attributable to redeemable non-controlling interests	—	—	(.7)
Net excess tax benefits from stock-based compensation plans activity	—	—	(1.7)
Other items	(.4)	(.4)	(.4)
Effective income tax rate	38.6%	38.9%	36.0%

The net deferred tax assets (in millions) recognized in our consolidated balance sheets in other assets relate to the following:

	December 31,
	2015	2016
Deferred tax liabilities
Property and equipment	$(36.0)	$(39.2)
Net unrealized holding gains recognized in income(1)	—	(43.2)
Net unrealized holding gains on available-for-sale portfolio(1)	(74.2)	(33.4)
Other	(26.3)	(27.5)
	(136.5)	(143.3)
Deferred tax assets
Stock-based compensation(2)	162.5	165.1
Other-than-temporary impairments of investments in sponsored funds	26.1	16.1
Accrued compensation	3.9	5.6
Supplemental savings plan	27.4	58.3
Currency translation adjustment(1)	18.3	23.0
Other	12.1	7.7
	250.3	275.8
Net deferred tax asset	$113.8	$132.5
(1)Upon adoption of ASU 2015-2 on January 1, 2016, $17.0 million of deferred tax liabilities associated with unrealized holding gains on our available-for-sale portfolio and $.3 million of deferred tax assets associated with currency translation adjustments were reclassified to deferred tax liabilities associated with unrealized holding gains recognized in income as the related sponsored investment portfolios are now consolidated and underlying investments are accounted for as trading investments.

(2)Upon adoption of ASU 2016-9 on January 1, 2016, we elected to account for forfeitures of stock-based compensation awards as they occur; therefore, the related deferred tax asset was increased $3.9 million for the cumulative effect adjustment recognized upon implementation of the new guidance.

A deferred tax liability for unremitted earnings of our foreign subsidiaries has not been recognized, as it is our intention to indefinitely reinvest these earnings outside the U.S. The unremitted earnings of these subsidiaries are estimated to be $464 million at December 31, 2016. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if any of the entities were sold or otherwise transferred, we would be subject to U.S. income taxes, less any foreign tax credits. Determination of the amount of the unrecognized deferred tax liability related to these earnings is not practicable.

Other assets include tax refund receivables of $2.4 million at December 31, 2015, and $8.1 million at December 31, 2016.

Cash outflows from operating activities include net income taxes paid of $763.7 million in 2014, $778.6 million in 2015, and $680.6 million in 2016.

Additional income tax benefits of $53.4 million in 2014 and $23.2 million in 2015 arising from stock-based compensation plans activity reduced the amount of income taxes that would have otherwise been payable. The additional income tax benefits related to stock-based compensation in 2016 totaled $31.6 million and were recognized in the income tax provision.

The following table summarizes the changes in our unrecognized tax benefits (in millions).

	2014	2015	2016
Balance at beginning of year	$4.8	$5.6	$5.8
Changes in tax positions related to
Current year	1.0	.7	.6
Prior years	(.2)	1.8	—
Expired statute of limitations	—	(2.3)	(.2)
Balance at end of year	$5.6	$5.8	$6.2

If recognized, these tax benefits would affect our effective tax rate; however, we do not expect that unrecognized tax benefits for tax positions taken with respect to 2016 and prior years will significantly change in 2017. The U.S. has concluded examinations related to federal tax obligations through the year 2015. A net interest payable related to our unrecognized tax benefits of $.9 million at December 31, 2015, and $1.2 million at December 31, 2016, are recognized in our consolidated balance sheets. Our accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as part of our provision for income taxes. Interest recognized as part of our provision for income taxes was not material.

NOTE 8	– STOCKHOLDERS' EQUITY.

SHARE REPURCHASES.

The Board of Directors has authorized the future repurchase of up to 21,796,197 common shares as of December 31, 2016.

DIVIDENDS.

Regular cash dividends declared per share were $1.76 in 2014, $2.08 in 2015, and $2.16 in 2016. A $2.00 per share special dividend was also declared and paid during 2015.

RESTRICTED CAPITAL.

Our consolidated stockholders' equity at December 31, 2016, includes about $120 million that is restricted as to use by various regulations and agreements arising in the ordinary course of our business.

NOTE 9	– STOCK-BASED COMPENSATION.

SHARES AUTHORIZED FOR STOCK-BASED COMPENSATION PROGRAMS.

At December 31, 2016, a total of 43,550,967 shares of unissued common stock were authorized for issuance under our stock-based compensation plans. Additionally, a total of 561,646 shares are authorized for issuance under a plan whereby substantially all employees may acquire common stock through payroll deductions at prevailing market prices.

STOCK OPTIONS.

The following table summarizes the status of and changes in our stock option grants during 2016.

	Options	Weighted- average exercise price	Weighted-average remaining contractual term in years
Outstanding at December 31, 2015	30,818,229	$59.24
Non-employee director grants	26,100	$69.56
Exercised	(5,943,654)	$47.21
Forfeited	(497,671)	$72.26
Expired	(38,682)	$74.26
Outstanding at December 31, 2016	24,364,322	$61.90	5.1
Exercisable at December 31, 2016	17,528,991	$57.17	4.2

Compensation and related costs includes a charge for stock option-based compensation expense of $63.4 million in 2014, $63.7 million in 2015, and $44.9 million in 2016.

The total intrinsic value of options exercised was $196.5 million in 2014, $108.1 million in 2015, and $150.5 million in 2016. At December 31, 2016, the aggregate intrinsic value of in-the-money options outstanding was $345.9 million, including $323.4 million related to options exercisable.

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of and changes in our nonvested restricted shares and restricted stock units during 2016.

	Restricted shares	Restricted stock units	Weighted- average fair value
Nonvested at December 31, 2015	1,470,827	2,216,431	$74.66
Time-based grants	5,200	2,795,029	$69.66
Performance-based grants	—	259,312	$69.94
Vested (value at vest date was $76.7 million)	(483,481)	(524,233)	$73.18
Forfeited	(61,038)	(112,078)	$74.54
Nonvested at December 31, 2016	931,508	4,634,461	$72.19

The nonvested at December 31, 2016, includes 14,400 performance-based restricted shares and 403,448 performance-based restricted stock units. These nonvested performance-based restricted shares and units include 14,400 shares and 116,865 units for which the performance period has lapsed and the performance threshold has been met.

Compensation and related costs includes expenses for restricted shares and restricted stock units of $70.0 million in 2014, $85.3 million in 2015, and $116.7 million in 2016.

At December 31, 2016, non-employee directors held 61,397 vested stock units that will convert to common shares upon their separation from the Board.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense (in millions) to be recognized over the remaining vesting periods of the stock-based awards outstanding at December 31, 2016. Estimated future compensation expense will change to reflect future option grants, future awards of unrestricted shares and restricted stock units, changes in the probability of performance thresholds being met, and adjustments for actual forfeitures.

First quarter 2017	$37.5
Second quarter 2017	37.5
Third quarter 2017	37.6
Fourth quarter 2017	33.6
Total 2017	146.2
2018 through 2021	157.5
Total	$303.7

NOTE 10	– EARNINGS PER SHARE CALCULATIONS.

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

	2014	2015	2016
Net income attributable to T. Rowe Price Group	$1,229.6	$1,223.0	$1,215.0
Less: net income allocated to outstanding restricted stock and stock unit holders	14.2	16.1	25.5
Net income allocated to common stockholders	$1,215.4	$1,206.9	$1,189.5

Weighted-average common shares
Outstanding	259.6	254.6	245.5
Outstanding assuming dilution	267.4	260.9	250.3

The following table shows the weighted-average outstanding stock options (in millions) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive.

	2014	2015	2016
Weighted-average outstanding stock options excluded	3.8	6.4	9.9

NOTE 11	– OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME.

The following table presents the deferred tax benefits (income taxes) impact of the components (in millions) of other comprehensive income.

	2014	2015	2016
Deferred tax benefits (income taxes) on:
Net unrealized holding gains or losses	$.8	$5.1	$.6
Reclassification adjustments recognized in the provision for income taxes:
Capital gain distributions	11.9	7.9	2.4
Net gains realized on dispositions	18.8	20.7	20.9
Other-than-temporary impairments	—	(1.9)	—
Net deferred tax benefits (income taxes) on net unrealized holding gains or losses recognized in other comprehensive income	31.5	31.8	23.9
Currency translation adjustments	.7	3.8	3.5
Reclassification adjustment recognized in the provision for income taxes upon deconsolidation of sponsored fund subsidiary	$—	$(1.2)	$.8
Total deferred tax benefits (income taxes) on currency translation adjustments	$.7	$2.6	$4.3
Total deferred tax benefits (income taxes)	$32.2	$34.4	$28.2

The changes (in millions) in each component of accumulated other comprehensive income for each year ended December 31 are presented below.

		Currency translation adjustments
	Net unrealized holding gains	Equity method investments	Consolidated sponsored investment portfolios - variable interest entities	Total currency translation adjustments	Total
Balances at December 31, 2013	$216.3	$(26.9)	$(1.1)	$(28.0)	$188.3
Other comprehensive income (loss) before reclassifications and income taxes	(1.9)	1.8	(3.6)	(1.8)	(3.7)
Reclassification adjustments recognized in non-operating investment income	(80.4)	—	—	—	(80.4)
	(82.3)	1.8	(3.6)	(1.8)	(84.1)
Deferred tax benefits (income taxes)	31.5	(.6)	1.3	.7	32.2
Other comprehensive income (loss)	(50.8)	1.2	(2.3)	(1.1)	(51.9)
Balances at December 31, 2014	165.5	(25.7)	(3.4)	(29.1)	136.4
Other comprehensive income (loss) before reclassifications and income taxes	(4.5)	(8.1)	(4.9)	(13.0)	(17.5)
Reclassification adjustments recognized in non-operating investment income	(72.5)	—	5.8	5.8	(66.7)
	(77.0)	(8.1)	.9	(7.2)	(84.2)
Deferred tax benefits (income taxes)	31.8	2.9	(.3)	2.6	34.4
Other comprehensive income (loss)	(45.2)	(5.2)	.6	(4.6)	(49.8)
Balances at December 31, 2015	120.3	(30.9)	(2.8)	(33.7)	86.6
Reclassification of accumulated other comprehensive income to retained earnings upon adoption of the new consolidation accounting guidance	(32.0)	(.5)	—	(.5)	(32.5)
Balance at January 1, 2016	88.3	(31.4)	(2.8)	(34.2)	54.1
Other comprehensive income (loss) before reclassifications and income taxes	(7.0)	(1.6)	(7.0)	(8.6)	(15.6)
Reclassification adjustments recognized in non-operating investment income	(53.0)	—	(2.2)	(2.2)	(55.2)
	(60.0)	(1.6)	(9.2)	(10.8)	(70.8)
Deferred tax benefits (income taxes)	23.9	.7	3.6	4.3	28.2
Other comprehensive income (loss)	(36.1)	(.9)	(5.6)	(6.5)	(42.6)
Balances at December 31, 2016	$52.2	$(32.3)	$(8.4)	$(40.7)	$11.5

NOTE 12 – DELL APPRAISAL RIGHTS MATTER.

In 2016, we paid $166.2 million to compensate certain T. Rowe Price mutual funds, trusts, separately managed accounts, and subadvised clients (collectively, “Clients”) for the denial of their appraisal rights by the Delaware Chancery Court (Court) in connection with the 2013 leveraged buyout of Dell, Inc. (Dell).

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

On December 30, 2016, we signed a settlement agreement with our insurance carrier for insurance proceeds totaling $100.0 million related to this matter. We recognized the proceeds as a reduction to the $166.2 million nonrecurring charge that we previously recognized during 2016 and have included a receivable for the proceeds in other assets at December 31, 2016. We received the insurance proceeds on January 24, 2017. Remaining insurance claims filed with respect to this matter that could result in an additional recovery of up to $50 million are still pending.

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

RETIREMENT PLANS.

Compensation and related costs includes expense recognized for our defined contribution retirement plans of $70.6 million in 2014, $74.9 million in 2015, and $80.7 million in 2016.

SUPPLEMENTAL SAVINGS PLAN.

The Supplemental Savings Plan, effective January 1, 2015, provides certain senior officers the opportunity to defer receipt of up to 100% of their cash incentive compensation earned for a respective calendar year during which services are provided. The amounts deferred are adjusted in accordance with the hypothetical investments chosen by the officer from a list of mutual funds. The officer can initially defer these amounts for a period of two to 15 years. For the year-ended December 31, 2015 and 2016, senior officers elected to defer $72.8 million and $83.4 million, respectively.

NOTE 14 – SUPPLEMENTARY CONSOLIDATING CASH FLOW SCHEDULE.

The following table summarizes the cash flows (in millions) for the year ended December 31, 2016, that are attributable to T. Rowe Price Group, our consolidated sponsored investment portfolios, and the related eliminations required in preparing the statement.

		Year ended 12/31/2016
	As reported for the year ended 12/31/2015	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated sponsored investment portfolios	Eliminations	As reported on statement of cash flows
Cash flows from operating activities
Net income	$1,223.0	$1,215.0	$108.1	$(69.1)	$1,254.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization of property and equipment	126.3	133.4	—	—	133.4
Stock-based compensation expense	149.0	161.6	—	—	161.6
Realized gains on dispositions of available-for-sale sponsored investment portfolios	(56.5)	(53.0)	—	—	(53.0)
Net gains recognized on investments	(5.9)	(100.1)	—	69.1	(31.0)
Net change in trading securities held by consolidated sponsored investment portfolios	(7.5)	—	(1,297.9)	—	(1,297.9)
Other changes in assets and liabilities	102.1	(13.2)	23.2	(6.6)	3.4
Net cash provided by (used in) operating activities	1,530.5	1,343.7	(1,166.6)	(6.6)	170.5
Net cash provided by (used in) investing activities	109.0	(219.7)	41.4	284.5	106.2
Net cash provided by (used in) financing activities	(1,973.3)	(1,091.4)	1,192.9	(277.9)	(176.4)
Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment portfolios	—	—	(2.1)	—	(2.1)
Net change in cash and cash equivalents during period	(333.8)	32.6	$65.6	—	98.2
Cash and cash equivalents at beginning of year	1,506.1	1,172.3	$—	—	1,172.3
Cash and cash equivalents at end of period	$1,172.3	$1,204.9	$65.6	$—	$1,270.5

NOTE 15	– SUPPLEMENTARY QUARTERLY FINANCIAL DATA (Unaudited).

	Net revenues	Net income	Net income attributable to T. Rowe Price Group	Basic earnings on common stock(1)	Diluted earnings on common stock(1)
	(in millions)			(per share)
2015
1st quarter	$1,027.0	$309.5	$309.5	$1.16	$1.13
2nd quarter	$1,072.4	$333.2	$333.2	$1.28	$1.24
3rd quarter	$1,049.0	$277.1	$277.1	$1.08	$1.06
4th quarter	$1,052.2	$303.2	$303.2	$1.20	$1.17

2016(2)
1st quarter(3)	$994.1	$313.3	$304.1	$1.21	$1.18
2nd quarter(3)	$1,044.7	$211.2	$203.3	$.81	$.79
3rd quarter	$1,092.9	$362.7	$327.8	$1.30	$1.28
4th quarter	$1,091.2	$366.8	$379.8	$1.53	$1.50

(1)The sums of quarterly earnings per share do not equal annual earnings per share because the computations are done independently.
(2) The second quarter of 2016 includes a nonrecurring operating charge of $166.2 million, or $.39 in diluted earnings per share, related to our decision to compensate certain clients in regard to the Dell appraisal rights matter. In the fourth quarter of 2016, we recognized an offset to this charge for a related insurance recovery of $100 million, or $.24 in diluted earnings per share. For more details related to the Dell appraisal rights matter, see Note 12 to the consolidated financial statements.
(3)Net income, net income attributable to T. Rowe Price Group, and earnings per share data have been restated for the early adoption of ASU 2016-9 Improvements to Employee Share-Based Payment Accounting. See the Summary of Significant Accounting Policies in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing for more information related to the impact of this new guidance.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:

We have audited the accompanying consolidated balance sheets of T. Rowe Price Group, Inc. and subsidiaries (“the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), T. Rowe Price Group, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 7, 2017 expressed an unqualified opinion on the effectiveness of T. Rowe Price Group, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland
February 7, 2017

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures.
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of December 31, 2016, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including our Form 10-K annual report, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the fourth quarter of 2016, and has concluded that there was no change during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2016, in relation to criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, we believe that the company’s internal control over financial reporting was effective as of December 31, 2016.

KPMG LLP, an independent registered public accounting firm, has audited our financial statements that are included in this annual report and expressed an unqualified opinion thereon. KPMG has also expressed an unqualified opinion on the effective operation of our internal control over financial reporting as of December 31, 2016.

 February 7, 2017

/s/ William J. Stromberg
President and Chief Executive Officer

/s/ Kenneth V. Moreland
Vice President, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:

We have audited T. Rowe Price Group, Inc. ’s (“the Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, T. Rowe Price Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 7, 2017, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baltimore, Maryland
February 7, 2017

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item as to the identification of our executive officers is furnished in a separate item at the end of Part I of this Report. Other information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2017 Annual Meeting of our stockholders.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accountant Fees and Services.

Information required by these items is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2017 Annual Meeting of our stockholders.

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

10.03
Transfer Agency and Service Agreement as of January 1, 2016, between T. Rowe Price Services, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 27, 2016; File No. 033-16567.)

10.04
Agreement as of January 1, 2016, between T. Rowe Price Retirement Plan Services, Inc. and certain of the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 27, 2016; File No. 033-16567.)

10.05
Agreement as of January 1, 2014, between T. Rowe Price Associates, Inc. and the T. Rowe Price Funds for Fund Accounting Services. (Incorporated by reference from Form 485BPOS filed on April 27, 2016; File No. 033-16567.)

10.08
Statements of additional terms and conditions for awards granted under the Amended and Restated 2007 Non-Employee Director Equity Plans after February 12, 2009. (Incorporated by reference from Form 10-Q for the quarterly period ended March 31, 2009 filed on April 22, 2009; File No. 033-07012-99.)

10.08.1
Amended and Restated 2007 Non-Employee Director Equity Plan. (Incorporated by reference from Form 10-K Annual Report for fiscal year ended December 31, 2015 filed on February 5, 2016; File No. 000-32191.)

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

10.21	Employment Agreement as of March 15, 2016, between T. Rowe Price International Limited and Christopher Alderson. (Incorporated by reference from Form 10Q filed on April 26, 2016; File No. 000-32191).

10.22	Agreement as of December 28, 2016, between T. Rowe Price Group, Inc. and Kenneth V. Moreland.

21	Subsidiaries of T. Rowe Price Group, Inc.

23	Consent of Independent Registered Public Accounting Firm, KPMG LLP.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

101
The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s consolidated financial statements and notes that are included in this Form 10-K Report.

101.INS XBRL Instance Document (File name: trow-20161231.xml).

101.SCH XBRL Taxonomy Extension Schema Document (File name: trow-20161231.xsd).

101.CAL XBRL Taxonomy Calculation Linkbase Document (File name: trow-20161231_cal.xml).

101.LAB XBRL Taxonomy Label Linkbase Document (File name: trow-20161231_lab.xml).

101.PRE XBRL Taxonomy Presentation Linkbase Document (File name: trow-20161231_pre.xml).

101.DEF XBRL Taxonomy Definition Linkbase Document (File name: trow-20161231_def.xml).

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 7, 2017.

T. Rowe Price Group, Inc.
By: /s/ William J. Stromberg, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 7, 2017.

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

/s/ Sandra S. Wijnberg, Director

/s/ Alan D. Wilson, Director

/s/ Kenneth V. Moreland, Vice President, Chief Financial Officer and Treasurer

/s/ Jessica M. Hiebler, Vice President and Principal Accounting Officer