Form 10-Q
period 2017-03-31
PRICE T ROWE GROUP INC
filed 2017-04-25
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
Commission File Number: 000-32191
______________________________________
T. ROWE PRICE GROUP, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-2264646
(State of incorporation)	(I.R.S. Employer Identification No.)
100 East Pratt Street, Baltimore, Maryland 21202
(Address, including Zip Code, of principal executive offices)
(410) 345-2000
(Registrant’s telephone number, including area code)
______________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, April 21, 2017, is 241,268,309.
The exhibit index is at Item 6 on page 34.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2016	3/31/2017
ASSETS
Cash and cash equivalents	$1,204.9	$1,580.8
Accounts receivable and accrued revenue	455.1	482.5
Investments	1,257.5	1,299.5
Assets of consolidated sponsored investment portfolios ($1,446.1 million at December 31, 2016 and $1,167.0 million at March 31, 2017, related to variable interest entities)	1,680.5	1,347.6
Property and equipment, net	615.1	625.2
Goodwill	665.7	665.7
Other assets	346.2	274.3
Total assets	$6,225.0	$6,275.6

LIABILITIES
Accounts payable and accrued expenses	$180.8	$185.8
Liabilities of consolidated sponsored investment portfolios ($56.8 million at December 31, 2016, and $26.2 million at March 31, 2017, related to variable interest entities)	65.6	36.9
Accrued compensation and related costs	92.6	165.0
Supplemental savings plan liability	150.9	167.2
Income taxes payable	39.3	261.4
Total liabilities	529.2	816.3

Commitments and contingent liabilities

Redeemable non-controlling interests	687.2	459.1

STOCKHOLDERS’ EQUITY
Preferred stock, undesignated, $.20 par value – authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value—authorized 750,000,000; issued 244,784,000 shares at December 31, 2016, and 241,260,000 at March 31, 2017	49.0	48.3
Additional capital in excess of par value	654.5	654.6
Retained earnings	4,293.6	4,302.7
Accumulated other comprehensive income (loss)	11.5	(5.4)
Total permanent stockholders’ equity	5,008.6	5,000.2
Total liabilities, redeemable non-controlling interests, and permanent stockholders’ equity	$6,225.0	$6,275.6

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended
	3/31/2016	3/31/2017
Revenues
Investment advisory fees	$870.8	$991.1
Administrative fees	89.4	87.3
Distribution and servicing fees	33.9	35.2
Net revenues	994.1	1,113.6

Operating expenses
Compensation and related costs	355.2	397.4
Advertising and promotion	23.1	25.6
Distribution and servicing costs	33.9	35.2
Depreciation and amortization of property and equipment	32.2	35.6
Occupancy and facility costs	41.4	45.4
Other operating expenses	97.4	102.7
Insurance recovery related to Dell appraisal rights matter	—	(50.0)
Total operating expenses	583.2	591.9

Net operating income	410.9	521.7

Non-operating income
Net investment income on investments	61.3	64.8
Net investment income on consolidated sponsored investment portfolios	23.8	48.9
Other income	—	1.3
Total non-operating income	85.1	115.0

Income before income taxes	496.0	636.7
Provision for income taxes	182.7	236.3
Net income	313.3	400.4
Less: net income attributable to redeemable non-controlling interests	9.2	14.5
Net income attributable to T. Rowe Price Group	$304.1	$385.9

Earnings per share on common stock of T. Rowe Price Group
Basic	$1.21	$1.56
Diluted	$1.18	$1.54

Dividends declared per share	$.54	$.57

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three months ended
	3/31/2016	3/31/2017
Net income	$313.3	$400.4
Other comprehensive income (loss)
Net unrealized holding gains (losses) on available-for-sale investments	(6.3)	18.3
Reclassification adjustments recognized in non-operating income:
Net gains realized on dispositions determined using average cost	(52.3)	(47.6)
Total net unrealized holding losses recognized in other comprehensive income	(58.6)	(29.3)

Currency translation adjustments
Consolidated sponsored investment portfolios - variable interest entities	40.9	7.0
Equity method investments	(.8)	(3.2)
Total currency translation adjustments	40.1	3.8

Other comprehensive loss before income taxes	(18.5)	(25.5)
Net deferred tax benefits	16.4	10.7
Total other comprehensive loss	(2.1)	(14.8)

Total comprehensive income	311.2	385.6
Less: comprehensive income attributable to redeemable non-controlling interests	32.1	16.6
Comprehensive income attributable to T. Rowe Price Group	$279.1	$369.0

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS(1)
(in millions)

	Three months ended
	3/31/2016	3/31/2017
Cash flows from operating activities
Net income	$313.3	$400.4
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	32.2	35.6
Stock-based compensation expense	36.8	36.8
Realized gains on dispositions of available-for-sale sponsored investment portfolios	(52.3)	(47.6)
Net gains recognized on other investments	(6.9)	(14.4)
Net change in trading securities held by consolidated sponsored investment portfolios	(458.7)	(566.3)
Other changes in assets and liabilities	208.1	344.0
Net cash provided by operating activities	72.5	188.5

Cash flows from investing activities
Purchases of available-for-sale sponsored investment portfolios	(2.3)	(.2)
Dispositions of available-for-sale sponsored investment portfolios	176.2	123.3
Net cash of sponsored investment portfolios on consolidation (deconsolidation)	69.1	(46.5)
Additions to property and equipment	(35.2)	(46.9)
Other investing activity	—	(.3)
Net cash provided by investing activities	207.8	29.4

Cash flows from financing activities
Repurchases of common stock	(206.7)	(306.1)
Common share issuances under stock-based compensation plans	21.0	41.9
Dividends paid to common stockholders of T. Rowe Price Group	(135.9)	(140.9)
Net subscriptions received from redeemable non-controlling interest holders	270.8	551.1
Net cash (used in) provided by financing activities	(50.8)	146.0

Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment portfolios	(1.4)	(3.4)

Net change in cash and cash equivalents during period	228.1	360.5
Cash and cash equivalents at beginning of year	1,172.3	1,270.5
Cash and cash equivalents at end of period, including $77.5 million at March 31, 2016 and $50.2 million at March 31, 2017 held by consolidated sponsored investment portfolios	$1,400.4	$1,631.0
(1) See note 11 for a supplementary consolidating cash flow schedule.

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2016	244,784	$49.0	$654.5	$4,293.6	$11.5	$5,008.6	$687.2
Net income	—	—	—	385.9	—	385.9	14.5
Other comprehensive income (loss), net of tax	—	—	—	—	(16.9)	(16.9)	2.1
Dividends declared	—	—	—	(140.4)	—	(140.4)
Common stock-based compensation plans activity
Shares issued upon option exercises	1,099.2		42.5	—	—	42.7	—
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	3	—	(.2)	—	—	(.2)	—
Forfeiture of restricted awards	(4)	—		—	—	—	—
Stock-based compensation expense	—	—	36.8	—	—	36.8	—
Restricted stock units issued as dividend equivalents	—	—	.1	(.1)	—	—
Common shares repurchased	(4,622)	(.9)	(79.1)	(236.3)	—	(316.3)	—
Net subscriptions into sponsored investment portfolios	—	—	—	—	—	—	523.0
Net deconsolidations of sponsored investment portfolios	—	—	—	—	—	—	(767.7)
Balances at March 31, 2017	241,260	$48.3	$654.6	$4,302.7	$(5.4)	$5,000.2	$459.1

The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	– THE COMPANY AND BASIS OF PREPARATION.

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

These unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the use of estimates and reflect all adjustments that are, in the opinion of management, necessary to a fair statement of our results for the interim periods presented. All such adjustments are of a normal recurring nature. Actual results may vary from our estimates. Certain prior year amounts have been reclassified to conform to the 2017 presentation.

The unaudited interim financial information contained in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2016 Annual Report.

NEW ACCOUNTING GUIDANCE
We early adopted Accounting Standards Update No. 2016-09 — Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting on July 1, 2016, which changed the accounting for certain aspects of stock-based compensation awards, including the accounting for income taxes upon settlement of awards, the classification of cash flows associated with awards, the accounting for award forfeitures, and the treatment of hypothetical tax benefits when calculating weighted-average shares outstanding assuming dilution. The guidance required adjustments to be reflected as of January 1, 2016, so we recognized adjustments related to the first and second quarter of 2016 in our condensed consolidated financial statement results for the nine months ended September 30, 2016. As such, we have revised the first quarter of 2016 financial statements reported in these statements to reflect the impact of the new guidance.

In the first quarter of 2016, the recognition of net tax benefits on exercised options and vested restricted stock relative to the stock-based compensation expense reduced our previously reported income tax provision by $8.9 million. The impact (in millions) on our condensed consolidated statement of income and earnings per share on common stock data for the three months ended March 31, 2016, is as follows:

	As previously reported	As reported
Income before income taxes	$496.0	$496.0
Provision for income taxes	191.6	182.7
Net income	304.4	313.3
Less: net income attributable to redeemable non-controlling interests	9.2	9.2
Net income attributable to T. Rowe Price Group	$295.2	$304.1
Less: net income allocated to outstanding restricted stock and stock unit holders	5.6	5.8
Net income allocated to common stockholders	$289.6	$298.3

Earnings per share on common stock of T. Rowe Price Group
Basic	$1.17	$1.21
Diluted	$1.15	$1.18

Weighted-average common shares
Outstanding	246.7	246.7
Outstanding assuming dilution	251.5	251.9

The impact (in millions) of reporting excess tax benefits from stock-based compensation as operating activities rather than financing activities in the consolidated statements of cash flows for the three months ended March 31, 2016, follows:

	As previously reported	As reported
Net cash provided by operating activities	$63.6	$72.5
Net cash (used in) provided by financing activities	$(41.9)	$(50.8)

NOTE 2	– INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Accounts receivable from our sponsored investment portfolios, including our U.S. mutual funds, for advisory fees and advisory-related administrative services aggregate $303.1 million at December 31, 2016, and $318.6 million at March 31, 2017.

Revenues (in millions) from advisory services provided under agreements with our sponsored U.S. mutual funds and other investment clients include:

	Three months ended
	3/31/2016	3/31/2017
Sponsored U.S. mutual funds
Stock and blended asset	$519.5	$594.1
Bond and money market	112.6	121.7
	632.1	715.8
Other investment portfolios
Stock and blended asset	197.9	227.9
Bond, money market, and stable value	40.8	47.4
	238.7	275.3
Total	$870.8	$991.1

Other investment portfolios include advisory revenues earned from other sponsored investment portfolios of $88.2 million and $106.1 million for the three months ended March 31, 2016 and 2017, respectively.

We voluntarily waived $4.0 million in money market related fees, including advisory fees and fund expenses, in the first quarter of 2016 in order to maintain a positive yield for investors. We did not waive any money market related fees during the first quarter of 2017.

The following table summarizes the investment portfolios and assets under management (in billions) on which we earn advisory fees.

	Average during
	the first quarter of		As of
	2016	2017	12/31/2016	3/31/2017
Sponsored U.S. mutual funds
Stock and blended asset	$361.3	$421.0	$401.3	$430.8
Bond and money market	104.3	115.5	112.9	117.5
	465.6	536.5	514.2	548.3
Other investment portfolios
Stock and blended asset	196.3	231.6	220.8	235.1
Bond, money market, and stable value	66.2	77.3	75.8	78.2
	262.5	308.9	296.6	313.3
Total	$728.1	$845.4	$810.8	$861.6

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for 4.7% and 4.8% of our assets under management at December 31, 2016, and March 31, 2017, respectively.

The following table summarizes other fees (in millions) we earn from our sponsored U.S. mutual funds.

	Three months ended
	3/31/2016	3/31/2017
Administrative fees	$72.3	$69.5
Distribution and servicing fees	$33.9	$35.2

NOTE 3 - INVESTMENTS.

The carrying values of investments (in millions) we do not consolidate are as follows:

	12/31/2016	3/31/2017
Available-for-sale sponsored investment portfolios	$709.0	$706.3
Equity method investments
Sponsored investment portfolios	252.3	290.3
26% interest in UTI Asset Management Company Limited (India)	140.9	142.3
Investment partnerships	5.3	5.1
Sponsored investment portfolios held as trading	75.4	81.1
Cost method investments	73.6	73.4
U.S. Treasury note	1.0	1.0
Total	$1,257.5	$1,299.5

During the first three months of 2016 and 2017, certain sponsored investment portfolios in which we provided initial seed capital at the time of formation were deconsolidated, as we no longer had a controlling interest. Additionally, during 2017 a sponsored investment portfolio that was being accounted for as an equity method investment was consolidated, as we regained a controlling interest. The net impact of these changes on our condensed consolidated balance sheets and income statements as of the dates the portfolios were deconsolidated or reconsolidated is detailed below.

	Three months ended
	3/31/2016	3/31/2017
Net decrease in assets of consolidated sponsored investment portfolios	$(338.8)	$(1,035.9)
Net decrease in liabilities of consolidated sponsored investment portfolios	$(.9)	$(133.2)
Net decrease in redeemable non-controlling interests	$(152.6)	$(767.7)

Gain (loss) recognized upon deconsolidation	$—	$—
We did not recognize any additional gain or loss in our consolidated statement of income upon deconsolidation as the sponsored investment portfolios’ functional currencies were U.S. dollars and were carried at fair value. Depending on our ownership interest, we are now reporting our residual interests in these sponsored investment portfolios as either equity method or available-for-sale investments.

AVAILABLE-FOR-SALE SPONSORED INVESTMENT PORTFOLIOS.

The available-for-sale sponsored investment portfolios (in millions) include:

	Aggregate cost	Unrealized holding		Aggregate fair value
		gains	losses
December 31, 2016
Stock and blended asset funds	$162.9	$88.0	$(1.9)	$249.0
Bond funds	463.3	1.7	(5.0)	460.0
Total	$626.2	$89.7	$(6.9)	$709.0

March 31, 2017
Stock and blended asset funds	$131.3	$54.7	$—	$186.0
Bond funds	521.8	2.5	(4.0)	520.3
Total	$653.1	$57.2	$(4.0)	$706.3

The following table details the number of holdings, the unrealized holding losses, and the aggregate fair value of available-for-sale sponsored investment portfolios with unrealized losses categorized by the length of time they have been in a continuous unrealized loss position:

	Number of holdings	Unrealized holding losses	Aggregate fair value
December 31, 2016
Less than 12 months	8	$(4.2)	$328.1
12 months or more	2	(2.7)	169.5
Total	10	$(6.9)	$497.6

March 31, 2017
Less than 12 months	5	$(1.8)	$140.0
12 months or more	2	(2.2)	170.0
Total	7	$(4.0)	$310.0

In addition to the duration of the impairments, we reviewed the severity of the impairment as well as our intent and ability to hold the investments for a period of time sufficient for an anticipated recovery in fair value. Accordingly, impairment of these investment holdings is considered temporary at December 31, 2016 and March 31, 2017.

VARIABLE INTEREST ENTITIES.
Our investments at December 31, 2016 and March 31, 2017, include interests in variable interest entities that we do not consolidate as we are not deemed the primary beneficiary. Our maximum risk of loss (in millions) related to our involvement with these entities is as follows:

	12/31/2016	3/31/2017
Investment carrying values	$149.2	$208.3
Unfunded capital commitments	46.4	51.1
Uncollected investment advisory and administrative fees	5.9	6.4
	$201.5	$265.8

The unfunded capital commitments totaling $51.1 million relate primarily to investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be called under certain circumstances.

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

	Level 1	Level 2
December 31, 2016
Cash equivalents	$1,052.3	$—
Available-for-sale sponsored investment portfolios	709.0	—
Sponsored investment portfolios held as trading	60.3	15.1
Total	$1,821.6	$15.1

March 31, 2017
Cash equivalents	$1,408.8	$—
Available-for-sale sponsored investment portfolios	706.3	—
Sponsored investment portfolios held as trading	64.2	16.9
Total	$2,179.3	$16.9

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

The following table details the net assets of the consolidated sponsored investment portfolios:

	December 31, 2016			March 31, 2017
	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Cash and cash equivalents	$10.3	$55.3	$65.6	$6.7	$43.5	$50.2
Investments	219.3	1,340.6	1,559.9	167.8	1,106.5	1,274.3
Other assets	4.8	50.2	55.0	6.1	17.0	23.1
Total assets	234.4	1,446.1	1,680.5	180.6	1,167.0	1,347.6
Liabilities	8.8	56.8	65.6	10.7	26.2	36.9
Net assets	$225.6	$1,389.3	$1,614.9	$169.9	$1,140.8	$1,310.7

Attributable to redeemable non-controlling interests	$69.5	$617.7	$687.2	$43.3	$415.8	$459.1
Attributable to T. Rowe Price Group	156.1	771.6	927.7	126.6	725.0	851.6
	$225.6	$1,389.3	$1,614.9	$169.9	$1,140.8	$1,310.7

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

The operating results (in millions) of the consolidated sponsored investment portfolios for the three months ended March 31, 2016 and 2017, are reflected in our condensed consolidated statements of income as follows:

	Three months ended
	3/31/2016			3/31/2017
	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(.5)	$(2.1)	$(2.6)	$(.3)	$(2.3)	$(2.6)
Net investment income reflected in non-operating income	6.3	17.5	23.8	5.3	43.6	48.9
Impact on income before taxes	$5.8	$15.4	$21.2	$5.0	$41.3	$46.3

Net income attributable to T. Rowe Price Group	$3.8	$8.2	$12.0	$3.9	$27.9	$31.8
Net income attributable to redeemable non-controlling interests	2.0	7.2	9.2	1.1	13.4	14.5
	$5.8	$15.4	$21.2	$5.0	$41.3	$46.3

The operating expenses of these consolidated portfolios are reflected in other operating expenses. For the three months ended March 31, 2016 and 2017, we eliminated $1.3 million and $.8 million, respectively, of these expenses against our investment advisory and administrative fees earned in preparing our condensed consolidated financial statements. The net investment income reflected in non-operating income includes dividend and interest income and realized and unrealized gains and losses on the underlying securities held by the consolidated sponsored investment portfolios.

The table below details the impact of these consolidated investment portfolios on the individual lines of our condensed consolidated statements of cash flows (in millions) for the three months ended March 31, 2016 and 2017.

	Three months ended
	March 31, 2016			March 31, 2017
	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Net cash provided by operating activities	$(9.4)	$(424.1)	$(433.5)	$(.6)	$(538.2)	$(538.8)
Net cash provided by investing activities	26.3	42.8	69.1	(6.2)	(40.3)	(46.5)
Net cash (used in) provided by financing activities	(7.8)	451.1	443.3	3.2	570.1	573.3
Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment portfolios	—	(1.4)	(1.4)	—	(3.4)	(3.4)
Net change in cash and cash equivalents during period	9.1	68.4	77.5	(3.6)	(11.8)	(15.4)
Cash and cash equivalents at beginning of year	—	—	—	10.3	55.3	65.6
Cash and cash equivalents at end of period	$9.1	$68.4	$77.5	$6.7	$43.5	$50.2

The net cash provided by (used in) financing activities during the first quarter of 2016 and 2017 includes 172.5 million and $22.2 million, respectively, of net subscriptions we made into the consolidated sponsored investment portfolios, net of dividends received. These cash flows were eliminated in consolidation.

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

	Level 1	Level 2
December 31, 2016
Assets
Cash equivalents	$8.8	$.8
Equity securities	$281.8	$325.3
Fixed income securities	—	918.1
Other investments	.4	34.3
	$291.0	$1,278.5

Liabilities	$(.6)	$(13.6)

	Level 1	Level 2

March 31, 2017
Assets
Cash equivalents	$5.7	$1.0
Equity securities	293.3	318.0
Fixed income securities	—	651.9
Other investments	.2	10.9
	$299.2	$981.8

Liabilities	$(.3)	$(7.6)

NOTE 6 – STOCKHOLDERS’ EQUITY.

Regular cash dividends declared per share during the first three months of 2016 and 2017 were $.54 and $.57, respectively.

At March 31, 2017, a liability of $10.2 million is included in accounts payable and accrued expenses for common stock repurchases that settled by April 5, 2017.

NOTE 7	– STOCK-BASED COMPENSATION.

STOCK OPTIONS.

The following table summarizes the status of, and changes in, our stock options during the first quarter of 2017.

	Options	Weighted- average exercise price
Outstanding at December 31, 2016	24,364,322	$61.90
Exercised	(1,552,287)	$49.11
Forfeited	(13,765)	$74.51
Expired	(32,437)	$75.84
Outstanding at March 31, 2017	22,765,833	$62.75
Exercisable at March 31, 2017	15,947,980	$57.92

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of, and changes in, our nonvested restricted shares and restricted stock units during the first quarter of 2017.

	Restricted shares	Restricted stock units	Weighted-average fair value
Nonvested at December 31, 2016	931,508	4,634,461	$72.19
Time-based grants	—	39,558	$66.77
Vested	(1,420)	(5,650)	$78.67
Forfeited	(3,626)	(15,449)	$72.92
Nonvested at March 31, 2017	926,462	4,652,920	$72.14

Nonvested at March 31, 2017, includes 14,400 performance-based restricted shares and 401,138 performance-based restricted stock units. These performance-based restricted shares and units include 14,400 restricted shares and 342,049 restricted stock units for which the performance period has lapsed and the performance threshold has been met.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense (in millions) to be recognized over the remaining vesting periods of the stock-based awards outstanding at March 31, 2017. Estimated future compensation expense will change to reflect future option grants, future awards of unrestricted shares and restricted stock units, changes in the probability of performance thresholds being met, and adjustments for actual forfeitures.

Second quarter 2017	$37.6
Third quarter 2017	37.8
Fourth quarter 2017	33.8
2018	85.7
2019 through 2022	72.9
Total	$267.8

NOTE 8	– EARNINGS PER SHARE CALCULATIONS.

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

	Three months ended
	3/31/2016	3/31/2017
Net income attributable to T. Rowe Price Group	$304.1	$385.9
Less: net income allocated to outstanding restricted stock and stock unit holders	5.8	8.7
Net income allocated to common stockholders	$298.3	$377.2

Weighted-average common shares
Outstanding	246.7	242.1
Outstanding assuming dilution	251.9	245.5

The following table shows the weighted-average outstanding stock options (in millions) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive.

	Three months ended
	3/31/2016	3/31/2017
Weighted-average outstanding stock options excluded	10.8	9.5

NOTE 9 - OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME.

The following table presents the impact of the components (in millions) of other comprehensive income or loss on deferred tax benefits (income taxes).

	Three months ended
	3/31/2016	3/31/2017
Net deferred tax benefits (income taxes) on:
Net unrealized holding gains or losses	$2.5	$(7.1)
Reclassification adjustments recognized in the provision for income taxes:
Net gains realized on dispositions	20.6	18.6
Net deferred tax benefits on net unrealized holding gains or losses	23.1	11.5
Total deferred income taxes on currency translation adjustments	(6.7)	(.8)
Total net deferred tax benefits (income taxes)	$16.4	$10.7
The changes (in millions) in each component of accumulated other comprehensive income, including reclassification adjustments for the first quarter of 2017 are presented in the table below.

		Currency translation adjustments
	Net unrealized holding gains	Equity method investments	Consolidated sponsored investment portfolios - variable interest entities	Total currency translation adjustments	Total
Balances at December 31, 2016	$52.2	$(32.3)	$(8.4)	$(40.7)	$11.5
Other comprehensive income (loss) before reclassifications and income taxes	18.3	(3.2)	4.9	1.7	20.0
Reclassification adjustments recognized in non-operating income	(47.6)	—	—	—	(47.6)
	(29.3)	(3.2)	4.9	1.7	(27.6)
Net deferred tax benefits (income taxes)	11.5	1.1	(1.9)	(.8)	10.7
Other comprehensive income (loss)	(17.8)	(2.1)	3.0	.9	(16.9)
Balances at March 31, 2017	$34.4	$(34.4)	$(5.4)	$(39.8)	$(5.4)

NOTE 10 - DELL APPRAISAL RIGHTS MATTER.

In 2016, we paid $166.2 million to compensate certain T. Rowe Price mutual funds, trusts, separately managed accounts, and subadvised clients (collectively, Clients) for the denial of their appraisal rights by the Delaware Chancery Court (Court) in connection with the 2013 leveraged buyout of Dell, Inc. (Dell).

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

On December 30, 2016, we signed a settlement agreement with our insurance carrier for insurance proceeds totaling $100.0 million related to this matter. We recognized the proceeds as a reduction to the $166.2 million nonrecurring charge that we recognized in the second quarter of 2016 and as a receivable in other assets at December 31, 2016. We received the insurance proceeds on January 24, 2017. In the first quarter of 2017, we recognized a reduction in operating expenses from insurance recoveries from other insurance carriers totaling an additional $50 million, of which $40 million was paid during the quarter and $10 million is recorded as a receivable in other assets at March 31, 2017.

NOTE 11 - SUPPLEMENTARY CONSOLIDATING CASH FLOW STATEMENT.

The following tables summarize the cash flows (in millions) for the three months ended March 31, 2016 and 2017, that are attributable to T. Rowe Price Group, our consolidated sponsored investment portfolios and the related eliminations required in preparing the statements.

	Three months ended
	March 31, 2016				March 31, 2017
	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated sponsored investment portfolios	Eliminations	As reported	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated sponsored investment portfolios	Eliminations	As reported
Cash flows from operating activities
Net income	$304.1	$21.2	$(12.0)	$313.3	$385.9	$46.3	$(31.8)	$400.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization of property and equipment	32.2	—	—	32.2	35.6	—	—	35.6
Stock-based compensation expense	36.8	—	—	36.8	36.8	—	—	36.8
Realized gains on dispositions of available-for-sale sponsored investment portfolios	(52.3)	—	—	(52.3)	(47.6)	—	—	(47.6)
Net gains recognized on investments	(18.9)	—	12.0	(6.9)	(46.2)	—	31.8	(14.4)
Net change in trading securities held by consolidated sponsored investment portfolios	—	(458.7)	—	(458.7)	—	(566.3)	—	(566.3)
Other changes in assets and liabilities	205.5	4.0	(1.4)	208.1	363.6	(18.8)	(.8)	344.0
Net cash provided by operating activities	507.4	(433.5)	(1.4)	72.5	728.1	(538.8)	(.8)	188.5
Net cash provided by investing activities	(35.2)	69.1	173.9	207.8	52.9	(46.5)	23.0	29.4
Net cash (used in) provided by financing activities	(321.6)	443.3	(172.5)	(50.8)	(405.1)	573.3	(22.2)	146.0
Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment portfolios	—	(1.4)	—	(1.4)	—	(3.4)	—	(3.4)
Net change in cash and cash equivalents during period	150.6	77.5	—	228.1	375.9	(15.4)	—	360.5
Cash and cash equivalents at beginning of year	1,172.3	—	—	1,172.3	1,204.9	65.6	—	1,270.5
Cash and cash equivalents at end of period	$1,322.9	$77.5	$—	$1,400.4	$1,580.8	$50.2	$—	$1,631.0

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:

We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries (“the Company”) as of March 31, 2017, the related condensed consolidated statements of income, comprehensive income and cash flows for the three month periods ended March 31, 2017 and 2016, and the related condensed consolidated statement of stockholders’ equity for the three-month period ended March 31, 2017. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries as of December 31, 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 7, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Baltimore, Maryland
April 25, 2017

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our sponsored U.S. mutual funds and other investment portfolios. The other investment portfolios include: separately managed accounts, subadvised funds, and other sponsored investment portfolios including collective investment trusts, target-date retirement trusts, open-ended investment products offered to investors outside the U.S., and portfolios offered through variable annuity life insurance plans in the U.S. Investment advisory clients domiciled outside the U.S. account for nearly 5% of our assets under management at March 31, 2017.

We manage a broad range of U.S., international and global stock, bond, and money market mutual funds and other investment portfolios, which meet the varied needs and objectives of individual and institutional investors. Investment advisory revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets under management affect our revenues and results of operations. We incur significant expenditures to develop new products and services, and improve and expand our capabilities and distribution channels in order to attract new investment advisory clients and additional investments from our existing clients. These efforts often involve costs that precede any future revenues that we may recognize from an increase to our assets under management.

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

We expect to increase our pace of spending on a series of key strategic priorities to address evolving client needs and to grow and further diversify our business. Based on these planned initiatives, we currently expect that our planned operating expenses, excluding the operating expense impact of the Dell appraisal rights matter, will grow about 10% in 2017 versus 2016. We could elect to moderate the pace of spending on our planned initiatives should markets decline significantly. In addition, other events not currently planned or expected could impact our expense levels.

BACKGROUND.

U.S. stocks rose in the first quarter of 2017, continuing their post-election rally, helped by positive domestic economic data and signs of stronger growth around the world. Large-cap stocks outperformed their smaller peers. For much of the period, investors were optimistic that the new president and a Republican-controlled Congress would quickly pass legislation that would reduce tax rates, increase infrastructure spending, and ultimately contribute to stronger U.S. growth and corporate profits. Stocks struggled a bit in March, however, as the Federal Reserve raised short-term interest rates on March 15. Also, the failure of the House of Representatives to pass legislation replacing the Affordable Care Act raised some concerns that the president’s legislative agenda would have more difficulty passing through Congress than previously believed.

Stocks in developed non-U.S. markets performed better than U.S. shares, as a weaker dollar versus major non-U.S. currencies lifted returns in dollar terms. Japanese shares were flat in yen terms but rose more than 4% in U.S. dollar terms due to a stronger yen versus the dollar. In Europe, equity markets were buoyed by improving macroeconomic trends and produced good returns. UK shares returned about 5%, as the government formally began the two-year process of leaving the European Union in March.

Emerging markets equities outperformed stocks in developed markets, helped in part by stronger currencies versus the dollar. Asian markets were led by India and South Korea. Latin American markets rose broadly. In emerging Europe, Russian shares fell more than 4% in dollar terms, as the economy remained sluggish, oil prices sagged, and hopes faded for U.S. sanctions to be lifted.

Returns of several major equity market indexes for the first quarter of 2017, are as follows:

Three months ended
Index	3/31/2017
S&P 500 Index	6.1%
NASDAQ Composite Index (1)	9.8%
Russell 2000 Index	2.5%
MSCI EAFE (Europe, Australasia, and Far East) Index	7.4%
MSCI Emerging Markets Index	11.5%
 (1) returns exclude dividends

Global bond returns were mostly positive in the first quarter of 2017. In the U.S., investment-grade bond prices rose as long-term interest rates edged lower, even though the Fed raised short-term rates in March and Fed officials projected two more rate increases this year. The 10-year Treasury note yield slipped from 2.45% to 2.40% during the quarter. Municipal bonds outperformed taxable bonds, helped by limited issuance and a pickup in demand. High yield bonds struggled in March but outperformed high-quality bonds for the quarter, as investors continued to seek securities with attractive yields.

Bonds in developed international markets produced solid returns, as stronger international currencies boosted returns in dollar terms. In Europe, increasing inflation and anticipation of rising U.S. interest rates pressured some bond yields higher. In Japan, the central bank continued pursuing its policy of keeping the 10-year government bond yield near 0%. Bonds in emerging markets outpaced bonds in developed markets, helped by investors’ demand for higher-yielding securities. In general, bonds denominated in local currencies did better than dollar-denominated debt.

Returns for several major bond market indexes for the first quarter of 2017, are as follows:

Three months ended
Index	3/31/2017
Bloomberg Barclays U.S. Aggregate Bond Index	.8%
JPMorgan Global High Yield Index	2.9%
Bloomberg Barclays Municipal Bond Index	1.6%
Bloomberg Barclays Global Aggregate Ex-U.S. Dollar Bond Index	2.5%
JPMorgan Emerging Markets Bond Index Plus	3.8%

ASSETS UNDER MANAGEMENT.

Assets under management ended the first quarter of 2017 at $861.6 billion, an increase of $50.8 billion from December 31, 2016. We had net cash inflows of $.7 billion in the first quarter of 2017. The following table presents our assets under management (in billions) at December 31, 2016, and March 31, 2017, by investment portfolio and asset class.

	As of
	12/31/2016	3/31/2017
Sponsored U.S. mutual funds	$514.2	$548.3
Other investment portfolios	296.6	313.3
Total assets under management	$810.8	$861.6

	As of
	12/31/2016	3/31/2017
Equity	$450.6	$482.9
Fixed income	121.2	123.5
Asset allocation	239.0	255.2
Total assets under management	$810.8	$861.6

Our target date retirement portfolios, which invest in a broadly diversified portfolio of other T. Rowe Price funds or T. Rowe Price collective investment trusts and automatically rebalance to maintain their specific asset allocation weightings, continue to be a significant part of our assets under management. Assets under management at March 31, 2017, in these target date portfolios totaled $202.6 billion, including $163.4 billion in target date retirement funds and $39.2 billion in target date retirement trusts.

The following table details the changes in our assets under management (in billions) during the first quarter of 2017:

	Sponsored U.S. mutual funds	Other investment portfolios	Total
Assets under management at beginning of period	$514.2	$296.6	$810.8

Net cash flows before client transfers	2.5	(1.8)	.7
Client transfers from mutual funds to other portfolios	(.3)	.3	—
Net cash flows after client transfers	2.2	(1.5)	.7
Net market appreciation and income	31.9	18.2	50.1
Change during the period	34.1	16.7	50.8

Assets under management at March 31, 2017	$548.3	$313.3	$861.6

The client transfers from mutual funds to other investment portfolios noted in the table above were primarily transfers from mutual funds to subadvised accounts.

The net cash flows after client transfers (in billions) during the first quarter of 2017, include the following:

Three months ended 3/31/2017
Sponsored U.S. mutual funds
Stock and blended asset funds	$(1.0)
Bond funds	2.6
Money market funds	.6
2.2
Other investment portfolios
Stock and blended assets	(2.9)
Fixed income, money market, and stable value	1.4
(1.5)
Total net cash flows after client transfers	$.7

Our net cash flows continue to be impacted in the first quarter of 2017 by clients reallocating to passive investments. Net cash inflows into our target date retirement portfolios were $2.3 billion in the first quarter of 2017.

RESULTS OF OPERATIONS.

The table below presents financial results on a U.S. GAAP basis as well as a non-GAAP basis to adjust for the impact of the consolidated sponsored investment portfolios and other non-operating income as well as the additional insurance recovery related to the Dell appraisal rights matter. We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results.

	Three months ended
(in millions, except per-share data)	3/31/2016	3/31/2017	Dollar change	Percentage change

U.S. GAAP Basis
Investment advisory fees	$870.8	$991.1	$120.3	13.8%
Net revenues	$994.1	$1,113.6	$119.5	12.0%
Operating expenses	$583.2	$591.9	$8.7	1.5%
Net operating income	$410.9	$521.7	$110.8	27.0%
Non-operating income	$85.1	$115.0	$29.9	35.1%
Net income attributable to T. Rowe Price Group	$304.1	$385.9	$81.8	26.9%
Diluted earnings per share on common stock of T. Rowe Price Group	$1.18	$1.54	$.36	30.5%
Weighted average common shares outstanding assuming dilution	251.9	245.5	(6.4)	(2.5)%

Adjusted(1)
Operating expenses	$581.9	$640.1	$58.2	10.0%
Net income attributable to T. Rowe Price Group	$260.1	$297.2	$37.1	14.3%
Diluted earnings per share on common stock of T. Rowe Price Group	$1.01	$1.18	$.17	16.8%

Assets under management (in billions)
Average assets under management	$728.1	$845.4	$117.3	16.1%
Ending assets under management	$764.6	$861.6	$97.0	12.7%
(1 See the reconciliation to the comparable U.S. GAAP measures at the end of the results of operations sections of this management discussion and analysis.

Investment advisory fees earned in the first quarter of 2017 increased over the comparable 2016 quarter as average assets under our management increased $117.3 billion, or 16.1%, to $845.4 billion. The average annualized effective fee rate earned on our assets under management during the first quarter of 2017 was 47.5 basis points, compared with 48.1 basis points earned during the first quarter of 2016. Our effective fee rate has declined in part due to fee reductions we made to certain mutual funds and other portfolios in 2016. We regularly assess the competitiveness of such fees and will continue to make adjustments as deemed appropriate. Recent increases in money market fund yields have resulted in no fee waivers in the first quarter of 2017. Comparably, we waived $4.0 million in advisory fees and fund expenses from certain of our money market mutual funds in the first quarter of 2016 quarter.

In the first quarter of 2017, we recognized a $50.0 million reduction in pre-tax operating expenses from successful insurance claims made in relation to the Dell appraisal rights matter. A quarterly summary of the financial impact of the Dell matter on our pre-tax operating expenses and pre-tax operating cash flows (in millions) since the matter arose is as follows:

Three months ended	Pre-tax operating expense	Pre-tax operating cash flow
June 30, 2016	$166.2	$(164.0)
September 30, 2016	—	(.9)
December 31, 2016	(100.0)	(1.3)
Total - 2016	66.2	(166.2)
March 31, 2017	(50.0)	140.0
June 30, 2017 (expected)	—	10.0
Total impact from Dell appraisal rights matter	$16.2	$(16.2)

Our operating margin in the first quarter of 2017 was 46.8%, compared to 41.3% earned in the 2016 quarter. The insurance recovery related to the Dell appraisal rights matter we recognized in the first quarter of 2017 increased our operating margin by about 4.5%.

Net revenues

Investment advisory revenues earned in the first quarter of 2017 from the T. Rowe Price mutual funds distributed in the U.S. were $715.8 million, an increase of $83.7 million, or 13.2%, from the comparable 2016 quarter. Average mutual fund assets under management in the first quarter of 2017 were $536.5 billion, an increase of 15.2% from the average in the first quarter of 2016.

Investment advisory revenues earned in the first quarter of 2017 from the other investment portfolios were $275.3 million, an increase of $36.6 million, or 15.3%, from the comparable 2016 quarter. Average assets under management for these portfolios in the first quarter of 2017 were $308.9 billion, an increase of 17.7% from the average in the first quarter of 2016.

Operating expenses

Compensation and related costs was $397.4 million in the first quarter of 2017, an increase of $42.2 million, or 11.9%, compared to the first quarter of 2016. Our base salaries and related benefits have increased $21.0 million as a result of modest increases in base salaries at the beginning of 2017, combined with a 5.5% increase in our average staff size from the first quarter of 2016. Our interim accrual for annual variable compensation increased $18.4 million from the 2016 quarter. Our interim accrual for annual variable compensation program is recognized ratably over the year using the ratio of recognized quarterly net operating income to forecasted annual net operating income. Higher market valuations on a larger supplemental savings plan liability resulted in $6.7 million in additional compensation expense in the first quarter of 2017 compared with the 2016 period. The remainder of the change from the first quarter of 2016 is related to increases in our recruiting and relocation costs as we hired a number of key positions, increases in other employee-related costs, decreases in temporary personnel, and higher labor capitalization related to internally developed software as we continue to invest in its technology capabilities. We employed 6,474 associates at March 31, 2017.

Advertising and promotion costs were $25.6 million in the first quarter of 2017, compared with $23.1 million in the 2016 quarter. We currently expect advertising and promotion costs for 2017 to be up to 10% higher than the 2016 year as we execute on a number of strategic initiatives.

Occupancy and facility costs together with depreciation expense were $81.0 million in the first quarter of 2017, an increase of $7.4 million, or 10.1%, compared to the first quarter of 2016. The increase is primarily attributable to the added costs to update and enhance technology capabilities, including related maintenance programs.

Other operating expenses in the first quarter of 2017 were up $5.3 million from the comparable 2016 quarter. The increase is due to higher business demands and the firm's continued investment in its operating capabilities.

Non-operating income

Net non-operating income in the first quarter of 2017 was $115.0 million, an increase of $29.9 million from the 2016 quarter. The following table details the components of non-operating income (in millions) during the first quarter of 2016 and 2017 and the related change.

	Three months ended
	3/31/2016	3/31/2017	Dollar change

Net gains realized on dispositions of available-for-sale investments	$52.3	$47.6	$(4.7)
Capital gain and ordinary dividend distributions from sponsored fund investments	1.5	2.4	.9
Unrealized gains on sponsored equity method and trading investments	5.3	10.3	5.0
Net investment income on sponsored fund investments not consolidated	59.1	60.3	1.2
Other investment income	2.2	4.5	2.3
Total earned from investments	61.3	64.8	3.5
Net investment income of consolidated sponsored investment portfolios	23.8	48.9	25.1
Other non-operating income	—	1.3	1.3
Non-operating income	$85.1	$115.0	$29.9

For the first quarter of 2017, the impact (in millions) of consolidating certain sponsored investment portfolios on the individual lines of our condensed consolidated statements of income is as follows:

	Three months ended
	3/31/2016	3/31/2017
Operating expenses reflected in net operating income	$(2.6)	$(2.6)
Net investment income reflected in non-operating income	23.8	48.9
Impact on income before taxes	$21.2	$46.3

Net income attributable to the firm's interest in the consolidated sponsored investment portfolios	$12.0	$31.8
Net income attributable to redeemable non-controlling interests (unrelated third party investors)	9.2	14.5
Impact on income before taxes	$21.2	$46.3

Provision for income taxes

The effective tax rate for the first quarter of 2017 was 37.1%. This exceeded the previously forecasted 2017 annual effective tax rate of 36.5% as a result of lower tax benefits earned from stock-based compensation. We currently estimate our effective tax rate for the full-year 2017 will be 37.7%. We expect there to be volatility in our effective tax rate in future periods as the stock-based compensation benefits now recognized in our tax provision are impacted by market fluctuations in our stock price and the timing of when option holders exercise their awards. Our effective income tax rate also reflects the relative contribution of pre-tax income generated by our foreign subsidiaries that are subject to tax rates lower than our U.S. rates. Changes in the relative contribution of pre-tax income from U.S. and foreign sources or changes in tax rates in relevant jurisdictions may affect our effective income tax rate and overall net income in the future.

Non-GAAP information and reconciliation

We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results. These measures have been established in order to increase transparency for the purpose of evaluating our core business, for comparing current results with prior period results, and to enable more appropriate comparison with industry peers. However, non-GAAP financial measures should not be considered a substitute for financial measures calculated in accordance with U.S. GAAP and may be calculated differently by other companies. The following schedule reconciles (in millions, except for per-share amounts) U.S. GAAP financial measures to non-GAAP measures for the first quarter of 2016 and 2017.

	Three months ended
	3/31/2016	3/31/2017
Operating expenses, GAAP basis	$583.2	$591.9
Non-GAAP adjustments:
Expenses of consolidated sponsored investment portfolios, net of elimination of its related management fee(1)	(1.3)	(1.8)
Insurance recovery related to Dell appraisal rights matter (3)	—	50.0
Adjusted operating expenses	$581.9	$640.1

Net income attributable to T. Rowe Price Group, GAAP basis	$304.1	$385.9
Non-GAAP adjustments:
Net income of consolidated sponsored investment portfolios, net of redeemable non-controlling interests (1)	(12.0)	(31.8)
Non-operating income, excluding impact of consolidated sponsored investment portfolios(2)	(61.3)	(66.1)
Insurance recovery related to Dell appraisal rights matter (3)	—	(50.0)
Income tax impacts of non-GAAP adjustments (4)	29.3	59.2
Adjusted net income attributable to T. Rowe Price Group	$260.1	$297.2

Diluted earnings per common share, GAAP basis	$1.18	$1.54
Non-GAAP adjustments:
Consolidated sponsored investment portfolios (1)	(.03)	(.08)
Non-operating income, excluding impact of consolidated sponsored investment portfolios(2)	(.14)	(.16)
Insurance recovery related to Dell appraisal rights matter (3)	—	(.12)
Adjusted diluted earnings per common share(5)	$1.01	$1.18

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

	Three months ended
	3/31/2016	3/31/2017
Net investment income of consolidated sponsored portfolios	$23.8	$48.9
Operating expenses of consolidated sponsored portfolios	(2.6)	(2.6)
Net income of consolidated sponsored portfolios	21.2	46.3
Less: net income attributable to redeemable non-controlling interests	9.2	14.5
T. Rowe Price's portion of net income	$12.0	$31.8

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

	Three months ended
	3/31/2016	3/31/2017
Total non-operating income	$85.1	$115.0
Less: net investment income (loss) of consolidated sponsored portfolios	23.8	48.9
Total other non-operating income	$61.3	$66.1

(3) Insurance recovery related to Dell appraisal rights matter: In 2017, the firm recognized a $50 million reduction in operating expenses related to claims settled with insurance carriers that were filed in relation to the Dell appraisal rights matter. We believe it is useful to readers of our consolidated statements of income to adjust for this non-recurring recovery in arriving at adjusted operating expenses and net income attributable to T. Rowe Price Group and diluted earnings per share, as this will aid with comparability to prior periods and analyzing our core business results.

(4)Income tax impacts of non-GAAP adjustments: These were calculated using the effective tax rate applicable to the related items.

(5) Adjusted diluted earnings per common share: This non-GAAP measure was calculated by applying the two-class method to adjusted net income attributable to T. Rowe Price Group, Inc. divided by the weighted-average common shares outstanding assuming dilution.

CAPITAL RESOURCES AND LIQUIDITY.

We increased our quarterly recurring dividend per share by 5.6% to $.57 per share in the first quarter of 2017. Additionally, we expended $316.3 million to repurchase 4.6 million shares, or 1.9%, of our outstanding common stock in the first quarter of 2017. These dividends and repurchases were expended using existing cash balances and cash generated from operations. We will generally repurchase our common stock over time to offset the dilution created by our equity-based compensation plans.

Since the end of 2014, we have returned nearly $3.7 billion to stockholders through stock repurchases, our regular quarterly dividends, and a special dividend in 2015.

(in millions)	Recurring dividend	Special dividend	Stock repurchases	Total cash returned to stockholders
2015	$534.5	$524.5	$987.8	$2,046.8
2016	541.2	—	676.9	1,218.1
Three months ended 3/31/2017	140.4	—	316.3	456.7
Total	$1,216.1	$524.5	$1,981.0	$3,721.6

We remain debt-free with ample liquidity, including cash and discretionary sponsored portfolio investment holdings of $2.2 billion at March 31, 2017. We also have seed capital investments in sponsored investment portfolios of $1.3 billion that are redeemable, although we generally expect to be invested for several years until unrelated third party investors substantially reduce our relative ownership percentage. The cash and discretionary sponsored investment holdings held by our subsidiaries outside the U.S. is $.4 million at March 31, 2017.

The following table details (in millions) the line items of the condensed consolidated balance sheet as of March 31, 2017, where our cash and discretionary sponsored portfolio investment holdings and seed capital investments are presented, as well as the amount of other investments that make up the remainder of the investments line. The investment presentation on the balance sheet is based on the type of investment, as well as how we account for the item.

	Interest Held by T. Rowe Price Group
	Cash and discretionary investments in sponsored portfolios	Seed capital investments in sponsored portfolios	Investment in UTI and other investments	Total	Redeemable non-controlling interest	As reported on consolidated balance sheet 3/31/2017
Cash and cash equivalents	$1,580.8	$—	$—	$1,580.8	$—	$1,580.8
Investments	585.2	492.5	221.8	1,299.5	—	1,299.5
Net assets of consolidated sponsored investment portfolios	.1	851.5	—	851.6	459.1	1,310.7
	$2,166.1	$1,344.0	$221.8	$3,731.9	$459.1	$4,191.0

Our condensed consolidated balance sheet reflects the cash and cash equivalents, investments, other assets and liabilities of those sponsored portfolios we consolidate, as well as redeemable non-controlling interests for the portion of these sponsored portfolios that are held by unrelated third party investors. Although we can redeem our net interest in these sponsored investment portfolios at any time, we cannot directly access or sell the assets held by the portfolios to obtain cash for general operations. Additionally, the assets of these investment portfolios are not available to our general creditors. Our interest in these sponsored investment portfolios was used as initial seed capital and is recategorized as discretionary when it is determined by management that the seed capital is no longer needed. We assess the discretionary investment portfolio and liquidate our interest, if decided, in a way as to not impact the portfolio and ultimately, the unrelated third party investors.

We anticipate property and equipment expenditures for the full-year 2017 to be up to $200 million, of which about two-thirds is planned for technology initiatives. Given the availability of our financial resources, we expect to fund our anticipated capital expenditures with operating resources, and do not maintain an available external source of liquidity.

The following table summarizes the cash flows (in millions) for the three months ended March 31, 2017, that are attributable to T. Rowe Price Group, our consolidated sponsored investment portfolios, and the related eliminations required in preparing the statement.

	Three months ended
	March 31, 2016				March 31, 2017
	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated sponsored investment portfolios	Eliminations	As reported	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated sponsored investment portfolios	Eliminations	As reported
Cash flows from operating activities
Net income	$304.1	$21.2	$(12.0)	$313.3	$385.9	$46.3	$(31.8)	$400.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization of property and equipment	32.2	—	—	32.2	35.6	—	—	35.6
Stock-based compensation expense	36.8	—	—	36.8	36.8	—	—	36.8
Realized gains on dispositions of available-for-sale sponsored investment portfolios	(52.3)	—	—	(52.3)	(47.6)	—	—	(47.6)
Net gains recognized on investments	(18.9)	—	12.0	(6.9)	(46.2)	—	31.8	(14.4)
Net change in trading securities held by consolidated sponsored investment portfolios	—	(458.7)	—	(458.7)	—	(566.3)	—	(566.3)
Other changes in assets and liabilities	205.5	4.0	(1.4)	208.1	363.6	(18.8)	(.8)	344.0
Net cash provided by operating activities	507.4	(433.5)	(1.4)	72.5	728.1	(538.8)	(.8)	188.5
Net cash provided by investing activities	(35.2)	69.1	173.9	207.8	52.9	(46.5)	23.0	29.4
Net cash (used in) provided by financing activities	(321.6)	443.3	(172.5)	(50.8)	(405.1)	573.3	(22.2)	146.0
Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment portfolios	—	(1.4)	—	(1.4)	—	(3.4)	—	(3.4)
Net change in cash and cash equivalents during period	150.6	77.5	—	228.1	375.9	(15.4)	—	360.5
Cash and cash equivalents at beginning of year	1,172.3	—	—	1,172.3	1,204.9	65.6	—	1,270.5
Cash and cash equivalents at end of period	$1,322.9	$77.5	$—	$1,400.4	$1,580.8	$50.2	$—	$1,631.0

Operating activities attributable to T. Rowe Price Group during the first quarter of 2017 provided cash flows of 728.1 million, an increase of $220.7 million from the 2016 period. More than half of the increase is attributable to the $140.0 million in insurance proceeds received in the first quarter of 2017 from insurance claims filed in 2016 in regard to the Dell appraisal rights matter. The remaining increase is primarily related to the timing of settlement of our other assets and liabilities. Our interim operating cash flows do not include the cash impact of variable compensation that is accrued throughout the year before being substantially paid out in December. The net cash provided by operating activities attributable to T. Rowe Price Group was offset in part by the net change in trading securities held in our consolidated sponsored investments’ underlying investment portfolios.

Net cash used in investing activities that are attributable to T. Rowe Price Group totaled $52.9 million in the first quarter of 2017. During the first quarter of 2017, we realized proceeds of $123.3 million from the sale of certain of our available-for-sale investments and provided $32.0 million in seed capital to new and existing sponsored investment portfolios. Since we consolidate these sponsored investment portfolios, the seed capital that we provided less any seed capital received back was eliminated in preparing our consolidated condensed statement of cash flow. Additionally, our net property and equipment additions were $46.9 million in the first quarter of 2017 compared to $35.2 million in the 2016 period. The cash flow attributable to consolidated sponsored investment portfolios of $46.5 million represents the net cash added to our balance sheet from consolidating and deconsolidating portfolios during the first quarter of 2017.

Net cash used in financing activities attributable to T. Rowe Price Group were $405.1 million in the first quarter of 2017 compared with $321.6 million in the 2016 period. The increase in cash used in financing activities is largely related to the $99.4 million more we expended in common stock purchases in the first quarter of 2017 compared to the 2016 period. This increase was offset by higher cash proceeds of $20.9 million received from stock option exercises in the first quarter of 2017 compared with the 2016 quarter. The net cash used in financing activities attributable to T. Rowe Price Group was largely offset by the $551.1 million in cash provided by consolidated sponsored investment portfolios from the net subscriptions received from redeemable non-controlling interest holders.

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

There have been no material changes in the critical accounting policies previously identified in our 2016 Annual Report on Form 10-K.

NEW ACCOUNTING STANDARDS.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 — Revenue from Contracts with Customers, and subsequently has issued five related accounting standard updates clarifying several aspects of ASU 2014-09, including technical corrections and improvements. The overall objective of the new standards updates is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The revenue standard contains principles that will be applied to determine the measurement of revenue and timing of when it is recognized. We anticipate adopting the new standard on its effective date, January 1, 2018, though we have not yet selected whether we would adopt using the retrospective approach with adjustments to each prior period or the retrospective method with the cumulative effect of initial application recognized at the date of initial application. Our implementation efforts include a detailed review of revenue contracts within the scope of the guidance and evaluation of the impact on the Company's revenue recognition policies. While we are continuing to assess all potential impacts these standards will have on our financial position and results of operations, early conclusions indicate that these standards will not have a material impact. While we have not identified material changes in the timing of revenue recognition, we continue to evaluate the presentation of certain revenue-related costs on a gross versus net basis and related disclosures of revenue.

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The amendments in this update provide guidance on eight specific cash flow issues. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact this standard will have on our consolidated statements of cash flows.

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our condensed consolidated statements, including those we have not yet adopted. We do not believe that any such guidance has or will have a material effect on our financial position or results of operations.

FORWARD-LOOKING INFORMATION.

From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this report, may contain certain forward-looking information, including information or anticipated information relating to: our revenues, net income and earnings per share on common stock; changes in the amount and composition of our assets under management; our expense levels; our estimated effective income tax rate; and our expectations regarding financial markets, future transactions and strategic initiatives, dividends, investments, capital expenditures, stock repurchases, and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A, Risk Factors, of our Form 10-K Annual Report for 2016. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

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

There has been no material change in the information provided in Item 7A of the Form 10-K Annual Report for 2016.

Item 4.	Controls and Procedures.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of March 31, 2017 are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the first quarter of 2017, and has concluded that there was no change during the first quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On February 14, 2017, T. Rowe Price Group, Inc., T. Rowe Price Associates, Inc., T. Rowe Price Trust Company, current and former members of the management committee, and trustees of the T. Rowe Price U.S. Retirement Program were named as defendants in a lawsuit filed in the United States District Court for the District of Maryland. The plaintiff is a former employee who alleges breaches of ERISA’s fiduciary duty and prohibited transaction provisions on behalf of a class of all participants and beneficiaries of the T. Rowe Price 401(k) Plan from February 14, 2011, to the time of judgment. The plaintiff is seeking certification of the complaint as a class action. T. Rowe Price believes the claims are without merit and intends to vigorously defend the action.

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

In addition to the matters discussed above, various claims against us arise in the ordinary course of business, including employment-related claims. In the opinion of management, after consultation with counsel, the likelihood that an adverse determination in one or more pending claims would have a material adverse effect on our financial position or results of operations is remote.

Item 1A.	Risk Factors.

With the exception of the following additions or updates to the Legal and Regulatory Risks discussed in Item 1A of our Form 10-K Annual Report for 2016, there have been no material changes in the risk factors previously provided.

Legal and regulatory developments in the mutual fund and investment advisory industry could increase our regulatory burden, impose significant financial and strategic costs on our business, and cause a loss of, or impact the servicing of, our clients and fund shareholders.

Our regulatory environment is frequently altered by new regulations and by revisions to, and evolving interpretations of, existing laws and regulations. New laws and regulations present areas of uncertainty susceptible to alternative interpretations; regulators and prospective litigants may not agree with reasoned interpretations we adopt. Future changes could require us to modify or curtail our investment offerings and business operations, or impact our expenses and profitability. Additionally, some laws and regulations may not directly apply to our business but may impact the capital markets, service providers or have other indirect effects on our ability to provide services to our clients.

Potential impacts of current or proposed legal or regulatory requirements include, without limitation, the following:

The revised Markets in Financial Instruments Directive (MiFID II Directive) and Regulation (MiFIR) (together “MiFID II”) will apply across the European Union (“EU”) and member states of the European Economic Area beginning on January 3, 2018, unless this date is extended. Implementation of MiFID II will significantly impact both the structure and operation of EU financial markets. Some of the main changes introduced under MiFID II include applying enhanced disclosure requirements, enhancing conduct of business and governance requirements, broadening the scope of pre and post trade transparency, increasing transaction reporting requirements, transforming the relationship between client commissions and research, and further regulation of trading venues. Compliance with MiFID II may materially impact the manner in which we obtain research and increase our costs.

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

In 2016, we paid $166.2 million to compensate certain T. Rowe Price mutual funds, trusts, separately managed accounts, and subadvised clients (collectively, “Clients”) for the denial of their appraisal rights by the Delaware Chancery Court (Court) in connection with the 2013 leveraged buyout of Dell, Inc. (Dell). The Court ruled on May 11, 2016, that the Clients could not pursue an appraisal of any shares they held that were voted in favor of the Dell merger. The appraisal statute governing the transaction required the record holder to vote against or abstain from voting on the transaction in order to assert appraisal rights. After previously voting against prior transaction proposals, the voting instructions submitted on behalf of the Clients in connection with voting on the final proposed transaction were incorrectly submitted in favor of the transaction. On May 31, 2016, the Court determined that the fair value of Dell at the time of the merger was $17.62 per share, as opposed to the $13.75 price offered in the transaction. As a result, any shareholder perfecting appraisal rights is entitled to a payment at $17.62 per share plus statutory interest from the date the Dell transaction closed. The compensation to Clients was intended to make them whole for the voting discrepancy that resulted in the denial of their appraisal rights. On December 30, 2016, we signed a settlement agreement with our insurance carrier for insurance proceeds totaling $100.0 million related to this matter. We received the settlement in the first quarter of 2017. Additionally, we signed settlement agreements totaling $50 million in the first quarter of 2017. As of March 31, 2017, we have received $140 million of the related proceeds and expect the remaining $10 million in the second quarter of 2017.

In accordance with the compensation payment, the Clients agreed that in the event the findings made by the Court regarding the fair value of Dell or the amount of interest to be applied were modified by the Supreme Court of Delaware on appeal, T. Rowe Price and the Clients would make an appropriate adjustment between themselves, calculated in a manner that is consistent with the methodology used to compensate Clients. In December 2016, several parties, including Dell and the successful appraisal petitioners, filed appeals to the Delaware Supreme Court to challenge the Chancery Court’s valuation ruling. Our settlement agreements with our insurance carriers provide that if the fair value of Dell is reduced, we would work together to make appropriate adjustments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchase activity during the first quarter of 2017 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January	795,731	$70.35	566,345	21,229,852
February	3,244,415	$68.34	3,164,157	18,065,695
March	951,672	$69.28	891,493	17,174,202
Total	4,991,818	$68.84	4,621,995

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorization, outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options, and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the first quarter of 2017, 369,238 were related to shares surrendered in connection with employee stock option exercises and 585 were related to shares withheld to cover tax withholdings associated with the vesting of restricted stock awards.

The 4,621,995 shares of our common stock were repurchased pursuant to the Board of Directors’ December 10, 2015, publicly announced authorization. The maximum number of shares that may yet be purchased as of March 31, 2017, under the Board of Directors’ December 10, 2015, and December 6, 2016, publicly announced authorizations is 17,174,202.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On April 25, 2017, we issued an earnings release reporting our results of operations for the first quarter of 2017. A copy of that earnings release is furnished herewith as Exhibit 99. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

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

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of December 10, 2015. (Incorporated by reference from Form 8-K Current Report file on December 10, 2015; File No. 000-32191).

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99	Earnings release issued April 25, 2017, reporting our results of operations for the first quarter of 2017.

101
The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s unaudited condensed consolidated interim financial statements and notes that are included in this Form 10-Q Report.

101.INS XBRL Instance Document (File name: trow-20170331.xml).

101.SCH XBRL Taxonomy Extension Schema Document (File name: trow-20170331.xsd).

101.CAL XBRL Taxonomy Calculation Linkbase Document (File name: trow-20170331_cal.xml).

101.LAB XBRL Taxonomy Label Linkbase Document (File name: trow-20170331_lab.xml).

101.PRE XBRL Taxonomy Presentation Linkbase Document (File name: trow-20170331_pre.xml).

101.DEF XBRL Taxonomy Definition Linkbase Document (File name: trow-20170331_def.xml).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 25, 2017.
T. Rowe Price Group, Inc.

By:    /s/ Kenneth V. Moreland
Vice President, Chief Financial Officer and Treasurer