Form 10-Q
period 2017-06-30
PRICE T ROWE GROUP INC
filed 2017-07-25
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
Commission File Number: 000-32191
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
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, July 21, 2017, is 240,357,961.
The exhibit index is at Item 6 on page 39.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2016	6/30/2017
ASSETS
Cash and cash equivalents	$1,204.9	$1,542.2
Accounts receivable and accrued revenue	455.1	488.7
Investments	1,257.5	1,333.7
Assets of consolidated sponsored investment portfolios ($1,446.1 million at December 31, 2016 and $1,412.6 million at June 30, 2017, related to variable interest entities)	1,680.5	1,604.0
Property and equipment, net	615.1	624.3
Goodwill	665.7	665.7
Other assets	346.2	274.0
Total assets	$6,225.0	$6,532.6

LIABILITIES
Accounts payable and accrued expenses	$180.8	$185.8
Liabilities of consolidated sponsored investment portfolios ($56.8 million at December 31, 2016, and $44.2 million at June 30, 2017, related to variable interest entities)	65.6	55.4
Accrued compensation and related costs	92.6	306.3
Supplemental savings plan liability	150.9	172.9
Income taxes payable	39.3	16.0
Total liabilities	529.2	736.4

Commitments and contingent liabilities

Redeemable non-controlling interests	687.2	627.6

STOCKHOLDERS’ EQUITY
Preferred stock, undesignated, $.20 par value – authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value—authorized 750,000,000; issued 244,784,000 shares at December 31, 2016, and 240,262,000 at June 30, 2017	49.0	48.1
Additional capital in excess of par value	654.5	654.5
Retained earnings	4,293.6	4,477.6
Accumulated other comprehensive income (loss)	11.5	(11.6)
Total permanent stockholders’ equity	5,008.6	5,168.6
Total liabilities, redeemable non-controlling interests, and permanent stockholders’ equity	$6,225.0	$6,532.6

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended		Six months ended
	6/30/2016	6/30/2017	6/30/2016	6/30/2017
Revenues
Investment advisory fees	$920.6	$1,043.9	$1,791.4	$2,035.0
Administrative fees	88.5	91.3	177.9	178.6
Distribution and servicing fees	35.6	36.4	69.5	71.6
Net revenues	1,044.7	1,171.6	2,038.8	2,285.2

Operating expenses
Compensation and related costs	371.0	403.8	726.2	801.2
Advertising and promotion	14.9	18.6	38.0	44.2
Distribution and servicing costs	35.6	36.4	69.5	71.6
Depreciation and amortization of property and equipment	33.8	36.3	66.0	71.9
Occupancy and facility costs	40.8	46.8	82.2	92.2
Other operating expenses	98.9	122.1	196.3	224.8
Nonrecurring charge (insurance recoveries) related to Dell appraisal rights matter	166.2	—	166.2	(50.0)
Total operating expenses	761.2	664.0	1,344.4	1,255.9

Net operating income	283.5	507.6	694.4	1,029.3

Non-operating income
Net investment income on investments	15.3	71.4	76.6	136.2
Net investment income on consolidated sponsored investment portfolios	26.4	39.4	50.2	88.3
Other income (expense)	(.2)	1.2	(.2)	2.5
Total non-operating income	41.5	112.0	126.6	227.0

Income before income taxes	325.0	619.6	821.0	1,256.3
Provision for income taxes	113.8	229.6	296.5	465.9
Net income	211.2	390.0	524.5	790.4
Less: net income attributable to redeemable non-controlling interests	7.9	16.1	17.1	30.6
Net income attributable to T. Rowe Price Group	$203.3	$373.9	$507.4	$759.8

Earnings per share on common stock of T. Rowe Price Group
Basic	$.81	$1.52	$2.02	$3.08
Diluted	$.79	$1.50	$1.97	$3.04

Dividends declared per share	$.54	$.57	$1.08	$1.14

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three months ended		Six months ended
	6/30/2016	6/30/2017	6/30/2016	6/30/2017
Net income	$211.2	$390.0	$524.5	$790.4
Other comprehensive income (loss)
Net unrealized holding gains (losses) on available-for-sale investments	5.4	13.9	(.9)	32.2
Reclassification adjustments recognized in non-operating income:
Net gains realized on dispositions determined using average cost	—	(30.3)	(52.3)	(77.9)
Net unrealized gains recognized upon the transfer to trading investments	—	(23.6)	—	(23.6)
Total net unrealized holding gains (losses) recognized in other comprehensive income	5.4	(40.0)	(53.2)	(69.3)

Currency translation adjustments
Consolidated sponsored investment portfolios - variable interest entities	(26.9)	30.0	14.0	37.0
Equity method investments	—	6.7	(.8)	3.5
Total currency translation adjustments	(26.9)	36.7	13.2	40.5

Other comprehensive loss before income taxes	(21.5)	(3.3)	(40.0)	(28.8)
Net deferred tax benefits	1.8	4.6	18.2	15.3
Total other comprehensive income (loss)	(19.7)	1.3	(21.8)	(13.5)

Total comprehensive income	191.5	391.3	$502.7	$776.9
Less: comprehensive income (loss) attributable to redeemable non-controlling interests	(9.0)	23.6	23.1	$40.2
Comprehensive income attributable to T. Rowe Price Group	200.5	367.7	479.6	736.7

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS(1)
(in millions)

	Six months ended
	6/30/2016	6/30/2017
Cash flows from operating activities
Net income	$524.5	$790.4
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	66.0	71.9
Stock-based compensation expense	75.6	74.2
Realized gains on dispositions of available-for-sale sponsored investment portfolios	(52.3)	(77.9)
Gains recognized upon transfer of an available-for-sale sponsored investment portfolio to sponsored investment portfolios held as trading	—	(23.6)
Net gains recognized on other investments	(16.9)	(23.9)
Investments in sponsored investment portfolios held as trading to economically hedge supplemental savings plan liability	—	(129.0)
Net change in trading securities held by consolidated sponsored investment portfolios	(717.2)	(802.0)
Other changes in assets and liabilities	106.1	259.1
Net cash (used in) provided by operating activities	(14.2)	139.2

Cash flows from investing activities
Purchases of available-for-sale sponsored investment portfolios	—	(.7)
Dispositions of available-for-sale sponsored investment portfolios	89.2	293.7
Net cash of sponsored investment portfolios on consolidation (deconsolidation)	68.3	(45.9)
Additions to property and equipment	(79.2)	(82.6)
Other investing activity	83.7	(26.9)
Net cash provided by investing activities	162.0	137.6

Cash flows from financing activities
Repurchases of common stock	(244.0)	(446.9)
Common share issuances under stock-based compensation plans	59.4	74.4
Dividends paid to common stockholders of T. Rowe Price Group	(271.6)	(280.4)
Net subscriptions received from redeemable non-controlling interest holders	540.0	717.7
Net cash provided by financing activities	83.8	64.8

Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment portfolios	(21.3)	3.8

Net change in cash and cash equivalents during period	210.3	345.4
Cash and cash equivalents at beginning of year	1,172.3	1,270.5
Cash and cash equivalents at end of period, including $107.4 million at June 30, 2016 and $73.7 million at June 30, 2017 held by consolidated sponsored investment portfolios	$1,382.6	$1,615.9
(1) See note 12 for a supplementary consolidating cash flow schedule.

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2016	244,784	$49.0	$654.5	$4,293.6	$11.5	$5,008.6	$687.2
Net income	—	—	—	759.8	—	759.8	30.6
Other comprehensive income (loss), net of tax	—	—	—	—	(23.1)	(23.1)	9.6
Dividends declared	—	—	—	(280.0)	—	(280.0)
Common stock-based compensation plans activity
Shares issued upon option exercises	1,942.4		76.1	—	—	76.5	—
Restricted shares issued, net of shares withheld for taxes	15	—	(.1)	—	—	(.1)	—
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	6	—	(.3)	—	—	(.3)	—
Forfeiture of restricted awards	(5)	—		—	—	—	—
Stock-based compensation expense	—	—	74.2	—	—	74.2	—
Restricted stock units issued as dividend equivalents	—	—	.1	(.1)	—	—
Common shares repurchased	(6,480)	(1.3)	(150.0)	(295.7)	—	(447.0)	—
Net subscriptions into sponsored investment portfolios	—	—	—	—	—	—	687.4
Net deconsolidations of sponsored investment portfolios	—	—	—	—	—	—	(787.2)
Balances at June 30, 2017	240,262	$48.1	$654.5	$4,477.6	$(11.6)	$5,168.6	$627.6

The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	– THE COMPANY AND BASIS OF PREPARATION.

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

NEW ACCOUNTING GUIDANCE
We early adopted Accounting Standards Update No. 2016-09 — Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting on July 1, 2016, which changed the accounting for certain aspects of stock-based compensation awards, including the accounting for income taxes upon settlement of awards, the classification of cash flows associated with awards, the accounting for award forfeitures, and the treatment of hypothetical tax benefits when calculating weighted-average shares outstanding assuming dilution. The guidance required adjustments to be reflected as of January 1, 2016, so we recognized adjustments related to the first and second quarter of 2016 in our condensed consolidated financial statement results for the nine months ended September 30, 2016. As such, we have revised the three- and six-months ended June 30, 2016 financial statements reported in these statements to reflect the impact of the new guidance.

For the three and six months ended June 30, 2016, the recognition of net tax benefits on exercised options and vested restricted stock relative to the stock-based compensation expense reduced our previously reported income tax provisions by $8 million and $16.9 million, respectively. The impact (in millions) on our condensed consolidated statement of income and earnings per share on common stock data three- and six-months is as follows:

	Three months ended 6/30/2016		Six months ended 6/30/2016
	As previously reported	As reported herein	As previously reported	As reported herein
Income before income taxes	$325.0	$325.0	$821.0	$821.0
Provision for income taxes	121.8	113.8	313.4	296.5
Net income	203.2	211.2	507.6	524.5
Less: net income attributable to redeemable non-controlling interests	7.9	7.9	17.1	17.1
Net income attributable to T. Rowe Price Group	$195.3	$203.3	$490.5	$507.4
Less: net income allocated to outstanding restricted stock and stock unit holders	3.8	4.0	9.4	9.8
Net income allocated to common stockholders	$191.5	$199.3	$481.1	$497.6

Earnings per share on common stock of T. Rowe Price Group
Basic	$.78	$.81	$1.95	$2.02
Diluted	$.76	$.79	$1.91	$1.97

Weighted-average common shares
Outstanding	246.9	246.9	246.8	246.8
Outstanding assuming dilution	252.1	252.6	251.8	252.2

The impact (in millions) of reporting excess tax benefits from stock-based compensation as an operating activity rather than a financing activity in the consolidated statements of cash flows for the six months ended June 30, 2016, follows:

	As previously reported	As reported herein
Net cash provided by operating activities	$(31.5)	$(14.2)
Net cash (used in) provided by financing activities	$101.1	$83.8

NOTE 2	– INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Accounts receivable from our sponsored investment portfolios, including our U.S. mutual funds, for advisory fees and advisory-related administrative services aggregate $303.1 million at December 31, 2016, and $320.7 million at June 30, 2017.

Revenues (in millions) from advisory services provided under agreements with our sponsored U.S. mutual funds and other investment clients include:

	Three months ended		Six months ended
	6/30/2016	6/30/2017	6/30/2016	6/30/2017
Sponsored U.S. mutual funds
Stock and blended asset	$551.1	$628.6	$1,070.6	$1,222.7
Bond and money market	118.0	125.7	230.6	247.4
	669.1	754.3	1,301.2	1,470.1
Other investment portfolios
Stock and blended asset	210.3	240.3	408.2	468.2
Bond, money market, and stable value	41.2	49.3	82.0	96.7
	251.5	289.6	490.2	564.9
Total	$920.6	$1,043.9	$1,791.4	$2,035.0

Other investment portfolios include advisory revenues of $94.0 million and $108.6 million for the three months ended June 30, 2016 and 2017, respectively, that were earned from other sponsored investment portfolios. Fees earned during the six months ended June 30, 2016 and 2017, total $182.2 million and $214.7 million respectively.

We voluntarily waived $3.3 million and $7.3 million in money market related fees, including advisory fees and fund expenses, during the three and six months ended June 30, 2016 respectively, in order to maintain a positive yield for investors. We did not waive any money market related fees during 2017.

The following table summarizes the investment portfolios and assets under management (in billions) on which we earn advisory fees.

	Average during		Average during
	the second quarter of		the first half of
	2016	2017	2016	2017
Sponsored U.S. mutual funds
Stock and blended asset	$383.6	$440.1	$372.4	$430.6
Bond and money market	108.5	120.1	106.4	117.8
	492.1	560.2	478.8	548.4
Other investment portfolios
Stock and blended asset	209.9	244.7	203.2	238.0
Bond, money market, and stable value	70.7	81.0	68.4	79.2
	280.6	325.7	271.6	317.2
Total	$772.7	$885.9	$750.4	$865.6

			As of
			12/31/2016	6/30/2017
Sponsored U.S. mutual funds
Stock and blended asset			$401.3	$445.5
Bond and money market			112.9	121.0
			514.2	566.5
Other investment portfolios
Stock and blended asset			220.8	254.0
Bond, money market, and stable value			75.8	83.1
			296.6	337.1
Total			$810.8	$903.6

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for 4.7% and 4.9% of our assets under management at December 31, 2016, and June 30, 2017, respectively.

The following table summarizes other fees (in millions) we earn from our sponsored U.S. mutual funds.

	Three months ended		Six months ended
	6/30/2016	6/30/2017	6/30/2016	6/30/2017
Administrative fees	$69.7	$71.9	$142.0	$141.4
Distribution and servicing fees	$35.6	$36.4	$69.5	$71.6

NOTE 3 - INVESTMENTS.

The carrying values of investments (in millions) we do not consolidate are as follows:

	12/31/2016	6/30/2017
Available-for-sale sponsored investment portfolios	$709.0	$524.4
Equity method investments
Sponsored investment portfolios	252.3	317.8
26% interest in UTI Asset Management Company Limited (India)	140.9	151.4
Investment partnerships	5.3	5.1
Sponsored investment portfolios held as trading	75.4	256.9
Cost method investments	73.6	77.1
U.S. Treasury note	1.0	1.0
Total	$1,257.5	$1,333.7

During the first six months of 2016 and 2017, certain sponsored investment portfolios in which we provided initial seed capital at the time of formation were deconsolidated, as we no longer had a controlling interest. Additionally, during the first six months of 2016 and 2017, certain sponsored investment portfolios that were being accounted for as equity method investments were consolidated, as we regained a controlling interest. The net impact of these changes on our condensed consolidated balance sheets and income statements as of the dates the portfolios were deconsolidated or reconsolidated is detailed below.

	Three months ended		Six months ended
	6/30/2016	6/30/2017	6/30/2016	6/30/2017
Net decrease in assets of consolidated sponsored investment portfolios	$(24.4)	$(38.1)	$(363.2)	$(1,074.0)
Net decrease in liabilities of consolidated sponsored investment portfolios	$(1.3)	$(0.4)	$(2.2)	$(133.6)
Net decrease in redeemable non-controlling interests	$(8.7)	$(19.5)	$(161.3)	$(787.2)

Gain (loss) recognized upon deconsolidation	$—	$—	$—	$—
We did not recognize any additional gain or loss in our consolidated statements of income upon deconsolidation as the sponsored investment portfolios’ functional currencies were U.S. dollars and were carried at fair value. Depending on our ownership interest, we are now reporting our residual interests in these sponsored investment portfolios as either equity method or available-for-sale investments.

AVAILABLE-FOR-SALE SPONSORED INVESTMENT PORTFOLIOS.

The available-for-sale sponsored investment portfolios (in millions) include:

	Aggregate cost	Unrealized holding		Aggregate fair value
		gains	losses
December 31, 2016
Stock and blended asset funds	$162.9	$88.0	$(1.9)	$249.0
Bond funds	463.3	1.7	(5.0)	460.0
Total	$626.2	$89.7	$(6.9)	$709.0

June 30, 2017
Stock and blended asset funds	$106.0	$12.0	$—	$118.0
Bond funds	405.6	3.8	(3.0)	406.4
Total	$511.6	$15.8	$(3.0)	$524.4

The following table details the number of holdings, the unrealized holding losses, and the aggregate fair value of available-for-sale sponsored investment portfolios with unrealized losses categorized by the length of time they have been in a continuous unrealized loss position:

	Number of holdings	Unrealized holding losses	Aggregate fair value
December 31, 2016
Less than 12 months	8	$(4.2)	$328.1
12 months or more	2	(2.7)	169.5
Total	10	$(6.9)	$497.6

June 30, 2017
Less than 12 months	3	$(.8)	$24.5
12 months or more	1	(2.2)	168.3
Total	4	$(3.0)	$192.8

In addition to the duration of the impairments, we reviewed the severity of the impairment as well as our intent and ability to hold the investments for a period of time sufficient for an anticipated recovery in fair value. Accordingly, impairment of these investment holdings is considered temporary at December 31, 2016 and June 30, 2017.

VARIABLE INTEREST ENTITIES.
Our investments at December 31, 2016 and June 30, 2017, include interests in variable interest entities that we do not consolidate as we are not deemed the primary beneficiary. Our maximum risk of loss (in millions) related to our involvement with these entities is as follows:

	12/31/2016	6/30/2017
Investment carrying values	$149.2	$116.4
Unfunded capital commitments	46.4	45.7
Uncollected investment advisory and administrative fees	5.9	5.8
	$201.5	$167.9

The unfunded capital commitments totaling $45.7 million relate primarily to investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be called under certain circumstances.

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

	Level 1	Level 2
December 31, 2016
Cash equivalents	$1,052.3	$—
Available-for-sale sponsored investment portfolios	709.0	—
Sponsored investment portfolios held as trading	60.3	15.1
Total	$1,821.6	$15.1

June 30, 2017
Cash equivalents	$1,323.8	$—
Available-for-sale sponsored investment portfolios	524.4	—
Sponsored investment portfolios held as trading	239.3	17.6
Total	$2,087.5	$17.6

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

The following table details the net assets of the consolidated sponsored investment portfolios:

	December 31, 2016			June 30, 2017
	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Cash and cash equivalents(1)	$10.3	$55.3	$65.6	$6.6	$67.1	$73.7
Investments(2)	219.3	1,340.6	1,559.9	179.8	1,325.6	1,505.4
Other assets	4.8	50.2	55.0	5.0	19.9	24.9
Total assets	234.4	1,446.1	1,680.5	191.4	1,412.6	1,604.0
Liabilities	8.8	56.8	65.6	11.2	44.2	55.4
Net assets	$225.6	$1,389.3	$1,614.9	$180.2	$1,368.4	$1,548.6

Attributable to redeemable non-controlling interests	$69.5	$617.7	$687.2	$50.1	$577.5	$627.6
Attributable to T. Rowe Price Group	156.1	771.6	927.7	130.1	790.9	921.0
	$225.6	$1,389.3	$1,614.9	$180.2	$1,368.4	$1,548.6
(1)Cash and cash equivalents includes $8.8 million and $5.9 million at December 31, 2016 and June 30, 2017, respectively, of investments in sponsored money market mutual funds.
(2)Investments includes $4.2 million and $9.0 million at December 31, 2016 and June 30, 2017, respectively, of investments in sponsored portfolios.

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

The operating results (in millions) of the consolidated sponsored investment portfolios for the three- and six- months ended June 30, 2016 and 2017, are reflected in our condensed consolidated statements of income as follows:

	Three months ended
	6/30/2016			6/30/2017
	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(.3)	$(3.2)	$(3.5)	$(.2)	$(2.5)	$(2.7)
Net investment income reflected in non-operating income	5.8	20.6	26.4	4.8	34.6	39.4
Impact on income before taxes	$5.5	$17.4	$22.9	$4.6	$32.1	$36.7

Net income attributable to T. Rowe Price Group	$3.9	$11.1	$15.0	$3.4	$17.2	$20.6
Net income attributable to redeemable non-controlling interests	1.6	6.3	7.9	1.2	14.9	16.1
	$5.5	$17.4	$22.9	$4.6	$32.1	$36.7

	Six months ended
	6/30/2016			6/30/2017
	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(.8)	$(5.3)	$(6.1)	$(.5)	$(4.8)	$(5.3)
Net investment income reflected in non-operating income	12.1	38.1	50.2	10.1	78.2	88.3
Impact on income before taxes	$11.3	$32.8	$44.1	$9.6	$73.4	$83.0

Net income attributable to T. Rowe Price Group	$7.7	$19.3	$27.0	$7.3	$45.1	$52.4
Net income attributable to redeemable non-controlling interests	3.6	13.5	17.1	2.3	28.3	30.6
	$11.3	$32.8	$44.1	$9.6	$73.4	$83.0

The operating expenses of these consolidated portfolios are reflected in other operating expenses. In preparing our condensed consolidated financial statements, we eliminated operating expenses of $1.8 million and $1.0 million for the three months ended June 30, 2016 and 2017, respectively, against the investment advisory and administrative fees earned from these portfolios. Operating expenses eliminated for the six months ended June 30, 2016 and 2017, were $3.1 million and $1.8 million, respectively. The net investment income reflected in non-operating income includes dividend and interest income and realized and unrealized gains and losses on the underlying securities held by the consolidated sponsored investment portfolios.

The table below details the impact of these consolidated investment portfolios on the individual lines of our condensed consolidated statements of cash flows (in millions) for the six months ended June 30, 2016 and 2017.

	Six months ended
	June 30, 2016			June 30, 2017
	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Net cash (used in) provided by operating activities	$(40.9)	$(632.4)	$(673.3)	$(6.4)	$(727.8)	$(734.2)
Net cash provided by investing activities	25.4	42.9	68.3	(6.2)	(39.7)	(45.9)
Net cash provided by financing activities	27.6	706.1	733.7	8.9	775.5	784.4
Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment portfolios	—	(21.3)	(21.3)	—	3.8	3.8
Net change in cash and cash equivalents during period	12.1	95.3	107.4	(3.7)	11.8	8.1
Cash and cash equivalents at beginning of year	—	—	—	10.3	55.3	65.6
Cash and cash equivalents at end of period	$12.1	$95.3	$107.4	$6.6	$67.1	$73.7

The net cash provided by financing activities during the first half of 2016 and 2017 includes 193.7 million and $66.7 million, respectively, of net subscriptions we made into the consolidated sponsored investment portfolios, net of dividends received. These cash flows were eliminated in consolidation.

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
Level 3 – unobservable inputs reflecting our own assumptions based on the best information available. The value of investments using Level 3 inputs is insignificant.

These levels are not necessarily an indication of the risk or liquidity associated with these investment holdings. There have been no material transfers between the levels. The following table summarizes the investment holdings held by our consolidated sponsored investment portfolios (in millions) using fair value measurements determined based on the differing levels of inputs.

	Level 1	Level 2
December 31, 2016
Assets
Cash equivalents	$8.8	$.8
Equity securities	281.8	325.3
Fixed income securities	—	918.1
Other investments	.4	34.3
	$291.0	$1,278.5

Liabilities	$(.6)	$(13.6)

	Level 1	Level 2
June 30, 2017
Assets
Cash equivalents	$6.2	$.3
Equity securities	406.0	356.2
Fixed income securities	—	731.9
Other investments	.3	11.0
	$412.5	$1,099.4

Liabilities	$(.2)	$(12.0)

NOTE 6 – STOCKHOLDERS’ EQUITY.

Regular cash dividends declared per share during the first six months of 2016 and 2017 were $1.08 and $1.14, respectively.

At June 30, 2017, a liability of $.1 million is included in accounts payable and accrued expenses for common stock repurchases that settled by July 5, 2017.

NOTE 7	– STOCK-BASED COMPENSATION.

STOCK OPTIONS.

The following table summarizes the status of, and changes in, our stock options during the first half of 2017.

	Options	Weighted- average exercise price
Outstanding at December 31, 2016	24,364,322	$61.90
Exercised	(2,676,181)	$48.73
Forfeited	(29,237)	$73.88
Expired	(39,631)	$76.06
Outstanding at June 30, 2017	21,619,273	$63.49
Exercisable at June 30, 2017	14,847,765	$58.67

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of, and changes in, our nonvested restricted shares and restricted stock units during the first half of 2017.

	Restricted shares	Restricted stock units	Weighted-average fair value
Nonvested at December 31, 2016	931,508	4,634,461	$72.19
Time-based grants	17,022	72,547	$68.94
Vested	(9,018)	(20,379)	$73.72
Forfeited	(4,406)	(27,556)	$72.83
Nonvested at June 30, 2017	935,106	4,659,073	$72.13

Nonvested at June 30, 2017, includes 14,400 performance-based restricted shares and 401,138 performance-based restricted stock units. These performance-based restricted shares and units include 14,400 restricted shares and 342,049 restricted stock units for which the performance period has lapsed and the performance threshold has been met.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense (in millions) to be recognized over the remaining vesting periods of the stock-based awards outstanding at June 30, 2017. Estimated future compensation expense will change to reflect future awards of restricted stock awards and units, future option grants, changes in the probability of performance thresholds being met, and adjustments for actual forfeitures.

Third quarter 2017	$38.4
Fourth quarter 2017	34.4
2018	86.6
2019 through 2022	73.4
Total	$232.8

NOTE 8	– EARNINGS PER SHARE CALCULATIONS.

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

	Three months ended		Six months ended
	6/30/2016	6/30/2017	6/30/2016	6/30/2017
Net income attributable to T. Rowe Price Group	$203.3	$373.9	$507.4	$759.8
Less: net income allocated to outstanding restricted stock and stock unit holders	4.0	8.5	9.8	17.2
Net income allocated to common stockholders	$199.3	$365.4	$497.6	$742.6

Weighted-average common shares
Outstanding	246.9	239.8	246.8	240.9
Outstanding assuming dilution	252.6	243.0	252.2	244.2

The following table shows the weighted-average outstanding stock options (in millions) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive.

	Three months ended		Six months ended
	6/30/2016	6/30/2017	6/30/2016	6/30/2017
Weighted-average outstanding stock options excluded	8.7	8.5	9.7	9.0

NOTE 9 - OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME.

The following table presents the impact of the components (in millions) of other comprehensive income or loss on deferred tax benefits (income taxes).

	Three months ended		Six months ended
	6/30/2016	6/30/2017	6/30/2016	6/30/2017
Net deferred tax benefits (income taxes) on:
Net unrealized holding gains or losses	$(2.1)	$(5.4)	$0.4	$(12.5)
Reclassification adjustments recognized in the provision for income taxes:
Net gains realized on dispositions	—	11.9	20.6	30.5
Net gains recognized upon transfer to trading investments	—	9.2	—	9.2
Net deferred tax benefits (income taxes) on net unrealized holding gains or losses	(2.1)	15.7	21.0	27.2
Total deferred tax benefits (income taxes) on currency translation adjustments	3.9	(11.1)	(2.8)	(11.9)
Total net deferred tax benefits	$1.8	$4.6	$18.2	$15.3
The changes (in millions) in each component of accumulated other comprehensive income (loss), including reclassification adjustments for the first half of 2017 are presented in the table below.

		Currency translation adjustments
	Net unrealized holding gains	Equity method investments	Consolidated sponsored investment portfolios - variable interest entities	Total currency translation adjustments	Total
Balances at December 31, 2016	$52.2	$(32.3)	$(8.4)	$(40.7)	$11.5
Other comprehensive income before reclassifications and income taxes	32.2	3.5	27.4	30.9	63.1
Reclassification adjustments recognized in non-operating income	(101.5)	—	—	—	(101.5)
	(69.3)	3.5	27.4	30.9	(38.4)
Net deferred tax benefits (income taxes)	27.2	(1.2)	(10.7)	(11.9)	15.3
Other comprehensive income (loss)	(42.1)	2.3	16.7	19.0	(23.1)
Balances at June 30, 2017	$10.1	$(30.0)	$8.3	$(21.7)	$(11.6)

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

On December 30, 2016, we signed a settlement agreement with our insurance carrier for insurance proceeds totaling $100.0 million related to this matter. We recognized the proceeds as a reduction to the $166.2 million nonrecurring charge that we recognized in the second quarter of 2016 and as a receivable in other assets at December 31, 2016. We received the insurance proceeds on January 24, 2017. In the first quarter of 2017, we recognized a reduction in operating expenses from insurance recoveries from other insurance carriers totaling an additional $50 million, of which $40 million was paid during the first quarter and the remaining $10 million was paid during the second quarter.

NOTE 11 - COMMITMENTS AND CONTINGENCIES.

On February 14, 2017, T. Rowe Price Group, Inc., T. Rowe Price Associates, Inc., T. Rowe Price Trust Company, current and former members of the management committee, and trustees of the T. Rowe Price U.S. Retirement Program were named as defendants in a lawsuit filed in the United States District Court for the District of Maryland. The plaintiff is a former employee who alleges breaches of ERISA’s fiduciary duty and prohibited transaction provisions on behalf of a class of all participants and beneficiaries of the T. Rowe Price 401(k) Plan from February 14, 2011, to the time of judgment. The plaintiff is seeking certification of the complaint as a class action. T. Rowe Price believes the claims are without merit and intends to vigorously defend the action. This matter is in the early stages of litigation and we cannot predict the eventual outcome or whether it will have a material negative impact on our financial results, or estimate the possible loss or range of loss that may arise from any negative outcome.

On April 27, 2016, certain shareholders in the T. Rowe Price Blue Chip Growth Fund, T. Rowe Price Capital Appreciation Fund, T. Rowe Price Equity Income Fund, T. Rowe Price Growth Stock Fund, T. Rowe Price International Stock Fund, T. Rowe Price High Yield Fund, T. Rowe Price New Income Fund and T. Rowe Price Small Cap Stock Fund (the “Funds”) filed a Section 36(b) complaint under the caption Zoidis v. T. Rowe Price Assoc., Inc., against T. Rowe Price Associates, Inc. (“T. Rowe Price”) in the United States District Court for the Northern District of California. The complaint alleges that the management fees for the identified funds are excessive because T. Rowe Price charges lower advisory fees to subadvised clients with funds in the same strategy. The complaint seeks to recover the allegedly excessive advisory fees received by T. Rowe Price in the year preceding the start of the lawsuit, along with investments’ returns and profits. In the alternative, the complaint seeks the rescission of each fund’s investment management agreement and restitution of any allegedly excessive management fees. T. Rowe Price believes the claims are without merit and intends to vigorously defend the action. This matter is in the early stages of litigation and we cannot predict the eventual outcome or whether it will have a material negative impact on our financial results, or estimate the possible loss or range of loss that may arise from any negative outcome.

In addition to the matters discussed above, various claims against us arise in the ordinary course of business, including employment-related claims. In the opinion of management, after consultation with counsel, the likelihood of an adverse determination in one or more of these pending ordinary course of business claims that would have a material adverse effect on our financial position or results of operations is remote.

NOTE 12 - SUPPLEMENTARY CONSOLIDATING CASH FLOW STATEMENT.
The following tables summarize the cash flows (in millions) for the six months ended June 30, 2016 and 2017, that are attributable to T. Rowe Price Group, our consolidated sponsored investment portfolios and the related eliminations required in preparing the statements.

	Six months ended
	6/30/2016				6/30/2017
	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated sponsored investment portfolios	Eliminations	As reported	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated sponsored investment portfolios	Eliminations	As reported
Cash flows from operating activities
Net income	$507.4	$44.1	$(27.0)	$524.5	$759.8	$83.0	$(52.4)	$790.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization of property and equipment	66.0	—	—	66.0	71.9	—	—	71.9
Stock-based compensation expense	75.6	—	—	75.6	74.2	—	—	74.2
Realized gains on dispositions of available-for-sale sponsored investment portfolios	(52.3)	—	—	(52.3)	(77.9)	—	—	(77.9)
Gains recognized upon transfer of an available-for-sale sponsored investment portfolio to sponsored investment portfolios held as trading	—	—	—	—	(23.6)	—	—	(23.6)
Net gains recognized on investments	(43.9)	—	27.0	(16.9)	(76.3)	—	52.4	(23.9)
Investments in sponsored investment portfolios held as trading to economically hedge supplemental savings plan liability	—	—	—	—	(129.0)	—	—	(129.0)
Net change in trading securities held by consolidated sponsored investment portfolios	—	(717.2)	—	(717.2)	—	(802.0)	—	(802.0)
Other changes in assets and liabilities	109.4	(.2)	(3.1)	106.1	277.0	(15.2)	(2.7)	259.1
Net cash (used in) provided by operating activities	662.2	(673.3)	(3.1)	(14.2)	876.1	(734.2)	(2.7)	139.2
Net cash provided by investing activities	(103.1)	68.3	196.8	162.0	114.1	(45.9)	69.4	137.6
Net cash provided by financing activities	(456.2)	733.7	(193.7)	83.8	(652.9)	784.4	(66.7)	64.8
Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment portfolios	—	(21.3)	—	(21.3)	—	3.8	—	3.8
Net change in cash and cash equivalents during period	102.9	107.4	—	210.3	337.3	8.1	—	345.4
Cash and cash equivalents at beginning of year	1,172.3	—	—	1,172.3	1,204.9	65.6	—	1,270.5
Cash and cash equivalents at end of period	$1,275.2	$107.4	$—	$1,382.6	$1,542.2	$73.7	$—	$1,615.9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:

We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries (“the Company”) as of June 30, 2017, the related condensed consolidated statements of income and comprehensive income for the three- and six- month periods ended June 30, 2017 and 2016, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2017 and 2016, and the related condensed consolidated statement of stockholders’ equity for the six-month period ended June 30, 2017. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
July 25, 2017

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our sponsored U.S. mutual funds and other investment portfolios. The other investment portfolios include: separately managed accounts, subadvised funds, and other sponsored investment portfolios including collective investment trusts, target-date retirement trusts, open-ended investment products offered to investors outside the U.S., and portfolios offered through variable annuity life insurance plans in the U.S. Investment advisory clients domiciled outside the U.S. account for nearly 5% of our assets under management at June 30, 2017.

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

We expect to sustain our current pace of spending on a series of key strategic priorities to address evolving client needs and to grow and further diversify our business. Based on these planned initiatives, we currently expect that our planned operating expenses, excluding the operating expense impact of the Dell appraisal rights matter, will grow about 10% in 2017 versus 2016. For 2018, we currently expect our operating expenses could grow by up to 7% over 2017 levels. We could elect to moderate the pace of spending on our planned initiatives should markets decline significantly. In addition, other events not currently planned or expected could impact our expense levels.

BACKGROUND.

Major U.S. stock indexes rose, and many reached all-time highs, during the second quarter of 2017. Large-cap shares outperformed their smaller peers, and growth stocks surpassed value stocks across all market capitalizations. Strong first-quarter corporate earnings outweighed negative factors such as mediocre first-quarter economic growth, a mid-June interest rate increase from the Federal Reserve, domestic political controversies, and increased global geopolitical tensions.
Stocks in developed non-U.S. markets outperformed U.S. shares, as returns to U.S. investors were boosted by a weaker dollar versus most major non-U.S. currencies. Japan and most other developed Asian markets produced positive returns in U.S. dollar terms. European equity markets were broadly higher, buoyed by signs of a pickup in economic growth and continued central bank stimulus efforts. UK market generally lagged.
Emerging markets equities performed in line with developed markets, helped by a generally improving growth backdrop. In dollar terms, markets in Asia strongly outperformed other regions. Major Latin American markets were mixed. Several emerging European markets rose sharply, but Russian shares skidded almost 10%, as oil prices and the ruble declined.

Returns of several major equity market indexes for the three- and six-month periods ended June 30, 2017, are as follows:

	Three months ended	Six months ended
Index	6/30/2017	6/30/2017
S&P 500 Index	3.1%	9.3%
NASDAQ Composite Index (1)	3.9%	14.1%
Russell 2000 Index	2.5%	5.0%
MSCI EAFE (Europe, Australasia, and Far East) Index	6.4%	14.2%
MSCI Emerging Markets Index	6.4%	18.6%
 (1) returns exclude dividends

Global bond returns were broadly positive in the second quarter of 2017. In the U.S., investment-grade bond prices rose as long-term interest rates declined, even though the Fed raised short-term rates again in June. Fed officials also provided some details of their plan to begin reducing the size of the central bank’s balance sheet-possibly later this year. The 10-year Treasury note yield slipped from 2.4% to 2.3% during the second quarter of 2017. Among high-quality taxable bonds, long-term Treasuries and corporate bonds performed best. Municipal bonds surpassed taxable fixed income securities, helped by steady demand and limited supply. High yield issues generally outperformed investment-grade issues, as investors continued to seek attractive yields.

Bonds in developed non-U.S. markets produced good returns in dollar terms, helped by stronger European currencies. Near the end of the quarter, UK and eurozone bond prices fell and yields spiked as comments from central bank officials raised expectations that the Bank of England and the European Central Bank would begin to reduce their accommodative monetary policies in the months ahead. Japanese bond yields remained very low, as the Bank of Japan’s bond purchases kept the 10-year Japanese government bond yield near 0%. Emerging markets bonds produced positive returns in dollar terms, with local currency bonds faring better than dollar-denominated issues. Major emerging markets currencies were mixed.

Returns for several major bond market indexes for the three- and six-month periods ended June 30, 2017, are as follows:

	Three months ended	Six months ended
Index	6/30/2017	6/30/2017
Bloomberg Barclays U.S. Aggregate Bond Index	1.5%	2.3%
JPMorgan Global High Yield Index	2.1%	5.0%
Bloomberg Barclays Municipal Bond Index	2.0%	3.6%
Bloomberg Barclays Global Aggregate Ex-U.S. Dollar Bond Index	3.6%	6.1%
JPMorgan Emerging Markets Bond Index Plus	2.4%	6.3%

ASSETS UNDER MANAGEMENT.

Assets under management ended the second quarter of 2017 at $903.6 billion, an increase of $42.0 billion from March 31, 2017 and $92.8 billion from December 31, 2016. We had net cash inflows of $3.7 billion in the second quarter of 2017 and $4.4 billion for the first half of 2017. The following table presents our assets under management (in billions) at December 31, 2016, and June 30, 2017, by investment portfolio and asset class.

	As of
	12/31/2016	6/30/2017
Sponsored U.S. mutual funds	$514.2	$566.5
Other investment portfolios	296.6	337.1
Total assets under management	$810.8	$903.6

	As of
	12/31/2016	6/30/2017
Equity	$450.6	$508.9
Fixed income	121.2	125.4
Asset allocation	239.0	269.3
Total assets under management	$810.8	$903.6

Our target date retirement portfolios, which invest in a broadly diversified portfolio of other T. Rowe Price funds or T. Rowe Price collective investment trusts and automatically rebalance to maintain their specific asset allocation weightings, continue to be a significant part of our assets under management. Assets under management at June 30, 2017, in these target date portfolios totaled $213.8 billion, including $164.9 billion in target date retirement funds and $48.9 billion in target date retirement trusts.

The following table details the changes in our assets under management (in billions) during the three- and six-month periods ended June 30, 2017:

	Three months ended 6/30/2017			Six months ended 6/30/2017
	Sponsored U.S. mutual funds	Other investment portfolios	Total	Sponsored U.S. mutual funds	Other investment portfolios	Total
Assets under management at beginning of period	$548.3	$313.3	$861.6	$514.2	$296.6	$810.8

Net cash flows before client transfers	1.9	1.8	3.7	4.4	—	4.4
Client transfers from mutual funds to other portfolios	(7.6)	7.6	—	(7.9)	7.9	—
Net cash flows after client transfers	(5.7)	9.4	3.7	(3.5)	7.9	4.4
Net market appreciation and income	23.9	14.4	38.3	55.8	32.6	88.4
Change during the period	18.2	23.8	42.0	52.3	40.5	92.8

Assets under management at June 30, 2017	$566.5	$337.1	$903.6	$566.5	$337.1	$903.6

The client transfers from mutual funds to other investment portfolios noted in the table above were primarily transfers from the target date retirement funds to target date retirement trusts.

The net cash flows (in billions) during the three- and six-month periods ended June 30, 2017, include the following:

	Three months ended 6/30/2017	Six months ended 6/30/2017

Stock and blended asset	$(1.4)	$(5.3)
Bond, money market, and stable value	5.1	9.7
Total net cash flows	3.7	4.4

Net cash inflows into our target date retirement portfolios were $3.1 billion in the second quarter of 2017 and $5.4 billion in the first half of 2017.

RESULTS OF OPERATIONS.

The table below presents financial results on a U.S. GAAP basis as well as a non-GAAP basis that adjusts for the impact of the Dell appraisal rights matter, the firm's consolidated sponsored investment portfolios and other non-operating income. We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results.

	Three months ended
(in millions, except per-share data)	6/30/2016		6/30/2017	Dollar change	Percentage change

U.S. GAAP Basis
Investment advisory fees	$920.6		$1,043.9	$123.3	13.4%
Net revenues	$1,044.7		$1,171.6	$126.9	12.1%
Operating expenses	$761.2		$664.0	$(97.2)	(12.8)%
Net operating income	$283.5		$507.6	$224.1	79.0%
Non-operating income	$41.5		$112.0	$70.5	169.9%
Net income attributable to T. Rowe Price Group	$203.3	(1)	$373.9	$170.6	83.9%
Diluted earnings per share on common stock of T. Rowe Price Group	$.79	(1)	$1.50	$.71	89.9%
Weighted average common shares outstanding assuming dilution	252.6	(1)	243.0	(9.6)	(3.8)%

Adjusted(2)
Operating expenses	$593.3		$662.3	$69.0	11.6%
Net income attributable to T. Rowe Price Group	$285.6		$317.9	$32.3	11.3%
Diluted earnings per share on common stock of T. Rowe Price Group	$1.11		$1.28	$.17	15.3%

Assets under management (in billions)
Average assets under management	$772.7		$885.9	$113.2	14.6%
Ending assets under management	$776.6		$903.6	$127.0	16.4%
(1) As discussed in Note 1, The Company and Basis of Preparation, to the condensedconsolidated financial statements, prior year amounts have been adjusted to reflect the impact of implementing new stock-based compensation accounting guidance in the third quarter of 2016.
(2)See the reconciliation to the comparable U.S. GAAP measures at the end of the results of operations sections of this management discussion and analysis.

Investment advisory fees earned in the second quarter of 2017 increased over the comparable 2016 quarter as average assets under our management increased $113.2 billion, or 14.6%, to $885.9 billion. Recent increases in money market fund yields have resulted in no fee waivers for those portfolios in the second quarter of 2017. Comparably, we waived $3.3 million in advisory fees from certain of our money market mutual funds in the second quarter of 2016 quarter.

The average annualized effective fee rate earned on our assets under management during the second quarter of 2017 was 47.3 basis points, compared with 47.9 basis points earned during the second quarter of 2016. Our effective fee rate has declined in part due to fee reductions we made to certain mutual funds and other portfolios since the second quarter of 2016. The impact of the fee reductions was offset in part by higher equity valuations, which resulted in a greater percentage of our assets under management being attributable to higher fee equity portfolios. We regularly assess the competitiveness of our investment advisory fees and will continue to make adjustments as deemed appropriate.

The second quarter of 2016 results included a nonrecurring operating charge of $166.2 million related to our decision to compensate certain clients in regard to the Dell appraisal rights matter. This nonrecurring charge reduced net income in the second quarter of 2016 by $100.7 million, or $.39 in diluted earnings per common share. A quarterly summary of the financial impact of the Dell matter on our pre-tax operating expenses and pre-tax operating cash flows (in millions) since the matter arose is as follows:

Three months ended	Pre-tax operating expense	Pre-tax operating cash flow
June 30, 2016	$166.2	$(164.0)
September 30, 2016	—	(.9)
December 31, 2016	(100.0)	(1.3)
Total - 2016	66.2	(166.2)
March 31, 2017	(50.0)	140.0
June 30, 2017	—	10.0
Total impact from Dell appraisal rights matter	$16.2	$(16.2)

Our operating margin in the second quarter of 2017 was 43.3%, compared to 27.1% earned in the 2016 quarter. Excluding the nonrecurring charge related to the Dell appraisal rights matter, our operating margin in the second quarter of 2016 would have been 43.0%.

Net revenues

Investment advisory revenues earned in the second quarter of 2017 from the T. Rowe Price mutual funds distributed in the U.S. were $754.3 million, an increase of $85.2 million, or 12.7%, from the comparable 2016 quarter. Average mutual fund assets under management in the second quarter of 2017 were $560.2 billion, an increase of 13.8% from the average in the second quarter of 2016.

Investment advisory revenues earned in the second quarter of 2017 from the other investment portfolios were $289.6 million, an increase of $38.1 million, or 15.1%, from the comparable 2016 quarter. Average assets under management for these portfolios in the second quarter of 2017 were $325.7 billion, an increase of 16.1% from the average in the second quarter of 2016. The second quarter of 2016 and 2017 include the elimination of $2.0 million and $1.1 million, respectively, in advisory fees against the related management fee expense recorded by our consolidated sponsored investment portfolios.

Administrative fee revenues in the second quarter of 2017 were $91.3 million, an increase of $2.8 million from the comparable 2016 quarter. The increase is primarily attributable to the servicing activities we provide to the sponsored U. S. mutual funds and their investors. These changes in administrative fee revenues are generally offset by similar changes in related operating expenses that are incurred to provide such services to the funds and their investors.

Operating expenses

Compensation and related costs were $403.8 million in the second quarter of 2017, an increase of $32.8 million, or 8.8%, compared to the second quarter of 2016. Our base salaries and related benefits have increased $26.6 million from the second quarter of 2016 primarily as a result of a 6.8% increase in our average staff size and modest increases in base salaries at the beginning of 2017. Our interim accrual for annual variable compensation increased $9.7 million from the 2016 quarter. Our interim accrual for annual variable compensation program is recognized ratably over the year using the ratio of recognized quarterly net operating income to forecasted annual net operating income. Higher market valuations on a larger supplemental savings plan liability resulted in $4.4 million in additional compensation expense in the second quarter of 2017 compared with the 2016 period. These higher costs were offset, in part, by a $9.1 million increase in labor capitalization related to internally developed software as we continue to invest in technology capabilities. We employed 6,651 associates at June 30, 2017.

Occupancy and facility costs, together with depreciation expense, were $83.1 million in the second quarter of 2017, an increase of $8.5 million, or 11.4%, compared to the second quarter of 2016. The increase is attributable to higher facilities costs as well as the added costs to update and enhance technology capabilities, including related maintenance programs.

Other operating expenses in the second quarter of 2017 were up $23.2 million from the comparable 2016 quarter. More than half of the increase is attributable to professional fees incurred to support the firm’s continued investment in its operating capabilities. The remainder of the change from the second quarter of 2016 is a result of increases in other operating costs to meet the growing operational and regulatory business demands. These costs include those related to our defined contribution recordkeeping business, third-party service costs, and travel costs.

Non-operating income

Net non-operating income in the second quarter of 2017 was $112.0 million, an increase of $70.5 million from the 2016 quarter. The following table details the components of non-operating income (in millions) during the second quarter of 2016 and 2017 and the related dollar change.

	Three months ended
	6/30/2016	6/30/2017	Dollar change

Net gains realized on dispositions of available-for-sale investments	$—	$30.3	$30.3
Ordinary dividend distributions from sponsored fund investments	1.8	3.5	1.7
Unrealized gains on sponsored equity method and trading investments	7.5	32.0	24.5
Net investment income on sponsored fund investments not consolidated	9.3	65.8	56.5
Other investment income	6.0	5.6	(.4)
Total earned from investments	15.3	71.4	56.1
Net investment income of consolidated sponsored investment portfolios	26.4	39.4	13.0
Other non-operating (expense) income, including net foreign currency gains	(.2)	1.2	1.4
Non-operating income	$41.5	$112.0	$70.5

Nearly all of the $30.3 million in net realized gains and $23.6 million of the $32.0 million in unrealized gains on sponsored funds recognized during the second quarter of 2017 resulted from our decision to economically hedge the market exposure associated with our supplemental savings plan liability. In order to fund the hedge portfolio, we used the proceeds from the sale of certain available-for-sale sponsored investment holdings as well as designated a sponsored fund that was held as available-for-sale. The designation of the sponsored fund investment resulted in the reclassification of the investment's unrealized holding gain to the income statement from the balance sheet where it was previously recognized as it was transferred from an available-for-sale security to a trading security.

The impact (in millions) of consolidating certain sponsored investment portfolios on the individual lines of our condensed consolidated statements of income for the 2016 and 2017 quarters is as follows:

	Three months ended
	6/30/2016	6/30/2017
Operating expenses reflected in net operating income	$(3.5)	$(2.7)
Net investment income reflected in non-operating income	26.4	39.4
Impact on income before taxes	$22.9	$36.7

Net income attributable to T. Rowe Price Group’s interest in the consolidated sponsored investment portfolios	$15.0	$20.6
Net income attributable to redeemable non-controlling interests (unrelated third party investors)	7.9	16.1
Impact on income before taxes	$22.9	$36.7

Provision for income taxes

The effective tax rate for the second quarter of 2017 was 37.1%. We currently estimate our effective tax rate for the full-year 2017 will be 37.4%. We expect there to be volatility in our effective tax rate in future periods as the stock-based compensation benefits now recognized in our tax provision are impacted by market fluctuations in our stock price and the timing of when option holders exercise their awards. Our effective tax rate will also be impacted by changes in our consolidated sponsored investment portfolios that are driven by the market and changes in the non-controlling interest. Our effective income tax rate also reflects the relative contribution of pre-tax income generated by our foreign subsidiaries that are subject to tax rates lower than our U.S. rates. Changes in the relative contribution of pre-tax income from U.S. and foreign sources or changes in tax rates in relevant jurisdictions may affect our effective income tax rate and overall net income in the future.

First half of 2016 versus first half of 2017.

The table below presents financial results on a U.S. GAAP basis as well as a non-GAAP basis that adjusts for the impact of the Dell appraisal rights matter, the firm's consolidated sponsored investment portfolios and other non-operating income. We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results.

	Six months ended
(in millions, except per-share data)	6/30/2016		6/30/2017	Dollar change	Percentage change

U.S. GAAP Basis
Investment advisory fees	$1,791.4		$2,035.0	$243.6	13.6%
Net revenues	$2,038.8		$2,285.2	$246.4	12.1%
Operating expenses	$1,344.4		$1,255.9	$(88.5)	(6.6)%
Net operating income	$694.4		$1,029.3	$334.9	48.2%
Non-operating income(1)	$126.6		$227.0	$100.4	79.3%
Net income attributable to T. Rowe Price Group	$507.4	(1)	$759.8	$252.4	49.7%
Diluted earnings per share on common stock of T. Rowe Price Group	$1.97	(1)	$3.04	$1.07	54.3%
Weighted average common shares outstanding assuming dilution	252.2	(1)	244.2	(8.0)	(3.2)%

Adjusted(1)
Operating expenses	$1,175.2		$1,302.4	$127.2	10.8%
Net income attributable to T. Rowe Price Group	$545.7		$615.1	$69.4	12.7%
Diluted earnings per share on common stock of T. Rowe Price Group	$2.12		$2.46	.34	16.0%

Assets under management (in billions)
Average assets under management	$750.4		$865.6	$115.2	15.4%
Ending assets under management	$776.6		$903.6	$127.0	16.4%
(1) As discussed in Note 1, The Company and Basis of Preparation, to the condensed consolidated financial statements, prior year amounts have been adjusted to reflect the impact of implementing new stock-based compensation accounting guidance in the third quarter of 2016.
(2)See the reconciliation to the comparable U.S. GAAP measures at the end of the results of operations sections of this management discussion and analysis.

Investment advisory revenues earned in the first half of 2017 increased 13.6% over the comparable 2016 period as average assets under our management increased $115.2 billion, or 15.4%, to $865.6 billion. We waived no money market fees in the first half of 2017, compared to $7.3 million in the 2016 period. The average annualized fee rate earned on our assets under management was 47.4 basis points in the first half of 2017, compared with the 48.0 basis points earned in the first half of 2016. Our effective fee rate has declined in part due to fee reductions we made to certain mutual funds and other portfolios since the end of 2015. The impact of the fee reductions was offset in part by higher equity valuations, which resulted in a greater percentage of our assets under management being attributable to higher fee equity portfolios.

As discussed previously, we recognized in the second quarter of 2016 a nonrecurring operating charge of $166.2 million related to our decision to compensate certain clients in regard to the Dell appraisal rights matter. During the first quarter of 2017, we recognized insurance recoveries totaling $50 million from claims filed in 2016 related to this matter. A summary of the financial impact of the Dell appraisal rights matter on our periodic financial results since the matter arose is summarized in a table on page 25.

Our operating margin in the first half of 2017 was 45.0%, compared to 34.1% in the 2016 period. Excluding the impact of the Dell matter, our operating margin was 42.9% in the first six months of 2017, and 42.2% for the comparable 2016 period.

Net revenues

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the U.S. increased 13.0%, or $168.9 million, to $1.5 billion. Average mutual fund assets in the first half of 2017 were $548.4 billion, an increase of 14.5% from the average for the comparable 2016 period. The increase in advisory revenues was also due in part to the reduction in money market fee waivers made in the first half of 2017 compared with the 2016 period.

Investment advisory revenues earned on the other investment portfolios for the first half of 2017 were $564.9 million, an increase of $74.7 million, or 15.2%, from the $490.2 million earned in the comparable 2016 period. The first half of 2017 includes the elimination of $2.1 million in advisory fees against the related management fee expense recorded by our consolidated sponsored investment portfolios. Average assets in these portfolios were $317.2 billion during the first half of 2017, up 16.8% from the comparable 2016 period.

Distribution and servicing fee revenues earned from 12b-1 plans of the Advisor, R, and Variable Annuity II class shares of our sponsored portfolios were $71.6 million in the first half of 2017, an increase of $2.1 million from the comparable 2016 period on higher average assets under management in these share classes. The 12b-1 fees earned are offset entirely by the costs paid to third party intermediaries who source these assets. These costs are reported as distribution and servicing costs in the condensed consolidated income statements.

Operating expenses

Compensation and related costs were $801.2 million in the first half of 2017, an increase of $75.0 million, or 10.3%, compared to the 2016 period. The largest part of the increase is attributable to a $47.6 million increase in base salaries and related benefits which resulted from an increase of 5.8% in average headcount from the 2016 period combined with a modest increase in salaries at the beginning of 2017. The interim accrual for our annual variable compensation in the 2017 period rose $28.1 million over the interim accrual in the 2016 period. Increased market values underlying our supplemental savings plan drove costs higher by $11.1 million over the comparable 2016 period. We also experienced an increase in recruiting and other employee-related costs as a result of the increase in headcount from the 2016 year-to-date period. The increases in these compensation and related expenses were offset in part by an increase of $18.5 million in the level of labor capitalized in 2017 compared with the 2016 period.

Advertising and promotion costs were $44.2 million in the second quarter of 2017, compared with $38.0 million in the 2016 period. We currently expect advertising and promotion costs for 2017 will be up to 10% higher than the 2016 year as we execute on a number of strategic initiatives.

Occupancy and facility costs, together with depreciation expense, increased $15.9 million, or 10.7%, compared to the first half of 2016. The increase is attributable to higher facilities costs as well as the added costs to update and enhance technology capabilities, including related maintenance programs.

Other operating expenses were $224.8 million in the first half of 2017, an increase of $28.5 million from the comparable 2016 period. About half of the increase is attributable to professional fees incurred to support the firm’s continued investment in its operating capabilities. The remainder of the change from the first half of 2016 is a result of increases in other operating costs to meet the growing operational and regulatory business demands. These costs include those related to our defined contribution recordkeeping business, information and third-party service costs, and travel costs.

Non-operating income

Net non-operating investment activity during the first half of 2017 resulted in income of $227.0 million, an increase of $100.4 million from the 2016 period. The following table details the components of non-operating income (in millions) during the first half of 2016 and 2017.

	Six months ended
	6/30/2016	6/30/2017	Dollar change

Net gains realized on dispositions of available-for-sale investments	$52.3	$77.9	$25.6
Ordinary dividend distributions from sponsored fund investments	3.3	5.9	2.6
Unrealized gains on sponsored equity method and trading investments	12.8	42.3	29.5
Net investment income on sponsored fund investments not consolidated	68.4	126.1	57.7
Other investment income	8.2	10.1	1.9
Total earned from investments	76.6	136.2	59.6
Net investment income of consolidated sponsored investment portfolios	50.2	88.3	38.1
Other non-operating expenses, including net foreign currency gains	(.2)	2.5	2.7
Non-operating income	$126.6	$227.0	$100.4

During the first six months of 2017, non-operating income includes $30.8 million in gains realized from the disposition of certain available-for-sale investments and $23.6 million in unrealized gains recognized on sponsored trading investments as a result of our decision to economically hedge the market exposure associated with our supplemental savings plan liability. In order to fund the hedge portfolio, we used the proceeds from the sale of certain available-for-sale sponsored investment holdings as well as designated a sponsored fund that was held as available-for-sale. The designation of the sponsored fund investment resulted in the reclassification of the investment's unrealized holding gain to the income statement from the balance sheet where it was previously recognized as it was transferred from an available-for-sale security to a trading security.

The impact (in millions) of consolidating certain sponsored investment portfolios on the individual lines of our condensed consolidated statements of income for the first half of 2016 and 2017 is as follows:

	Six months ended
	6/30/2016	6/30/2017
Operating expenses reflected in net operating income	$(6.1)	$(5.3)
Net investment income reflected in non-operating income	50.2	88.3
Impact on income before taxes	$44.1	$83.0

Net income attributable to T. Rowe Price Group’s interest in the consolidated sponsored investment portfolios	$27.0	$52.4
Net income attributable to redeemable non-controlling interests (unrelated third party investors)	17.1	30.6
Impact on income before taxes	$44.1	$83.0

Non-GAAP information and reconciliation

We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results. These measures have been established in order to increase transparency for the purpose of evaluating our core business, for comparing current results with prior period results, and to enable more appropriate comparison with industry peers. However, non-GAAP financial measures should not be considered a substitute for financial measures calculated in accordance with U.S. GAAP and may be calculated differently by other companies. The following schedule reconciles (in millions, except for per-share amounts) U.S. GAAP financial measures to non-GAAP measures for the three- and six-month periods ended June 30, 2016 and 2017.

	Three months ended		Six months ended
	6/30/2016	6/30/2017	6/30/2016	6/30/2017
Operating expenses, GAAP basis	$761.2	$664.0	$1,344.4	$1,255.9
Non-GAAP adjustments:
Expenses of consolidated sponsored investment portfolios, net of elimination of its related management fee(1)	(1.7)	(1.7)	(3.0)	(3.5)
Insurance recoveries (nonrecurring charge) related to Dell appraisal rights matter (3)	(166.2)	—	(166.2)	50.0
Adjusted operating expenses	$593.3	$662.3	$1,175.2	$1,302.4

Net income attributable to T. Rowe Price Group, GAAP basis	$203.3	$373.9	$507.4	$759.8
Non-GAAP adjustments:
Net income of consolidated sponsored investment portfolios, net of redeemable non-controlling interests(1)	(15.0)	(20.6)	(27.0)	(52.4)
Non-operating income, excluding impact of consolidated sponsored investment portfolios(2)	(15.1)	(72.6)	(76.4)	(138.7)
Nonrecurring charge (insurance recoveries) related to Dell appraisal rights matter (3)	166.2	—	166.2	(50.0)
Income tax impacts of non-GAAP adjustments (4)	(53.8)	37.2	(24.5)	96.4
Adjusted net income attributable to T. Rowe Price Group	$285.6	$317.9	$545.7	$615.1

Diluted earnings per common share, GAAP basis	$0.79	$1.50	$1.97	$3.04
Non-GAAP adjustments:
Consolidated sponsored investment portfolios (1)	(.04)	(.05)	(.07)	(.13)
Non-operating income, excluding impact of consolidated sponsored investment portfolios(2)	(.03)	(.17)	(.17)	(.33)
Nonrecurring charge (insurance recoveries) related to Dell appraisal rights matter (3)	.39	—	.39	(.12)
Adjusted diluted earnings per common share(5)	$1.11	$1.28	$2.12	$2.46

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

	Three months ended		Six months ended
	6/30/2016	6/30/2017	6/30/2016	6/30/2017
Net investment income of consolidated sponsored portfolios	$26.4	$39.4	$50.2	$88.3
Operating expenses of consolidated sponsored portfolios	(3.5)	(2.7)	(6.1)	(5.3)
Net income of consolidated sponsored portfolios	22.9	36.7	44.1	83.0
Less: net income attributable to redeemable non-controlling interests	7.9	16.1	17.1	30.6
T. Rowe Price's portion of net income	$15.0	$20.6	$27.0	$52.4

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

	Three months ended		Six months ended
	6/30/2016	6/30/2017	6/30/2016	6/30/2017
Total non-operating income	$41.5	$112.0	$126.6	$227.0
Less: net investment income (loss) of consolidated sponsored portfolios	26.4	39.4	50.2	88.3
Total other non-operating income	$15.1	$72.6	$76.4	$138.7

(3) In the second quarter of 2016, we recognized a nonrecurring charge of $166.2 million related to our decision to compensate certain clients in regard to the Dell appraisal rights matter. In the first quarter of 2017, we recognized insurance recoveries of $50 million as a reduction in operating expenses from claims that were filed in relation to the matter. We believe it is useful to readers of our consolidated statements of income to adjust for these non-recurring insurance recoveries in arriving at adjusted operating expenses and net income attributable to T. Rowe Price Group, Inc. and diluted earnings per share, as this will aid with comparability to prior periods and analyzing our core business results.

(4)These were calculated using the effective tax rate applicable to the related items.

(5) This non-GAAP measure was calculated by applying the two-class method to adjusted net income attributable to T. Rowe Price Group, Inc. divided by the weighted-average common shares outstanding assuming dilution.

CAPITAL RESOURCES AND LIQUIDITY.

We increased our quarterly recurring dividend per share by 5.6% to $.57 per share in the second quarter of 2017. Additionally, we expended $447.0 million to repurchase 6.5 million shares, or 2.6%, of our outstanding common stock in the first half of 2017. These dividends and repurchases were expended using existing cash balances and cash generated from operations. We will generally repurchase our common stock over time to offset the dilution created by our equity-based compensation plans.

Since the end of 2014, we have returned nearly $4.0 billion to stockholders through stock repurchases, our regular quarterly dividends, and a special dividend in 2015.

(in millions)	Recurring dividend	Special dividend	Stock repurchases	Total cash returned to stockholders
2015	$534.5	$524.5	$987.8	$2,046.8
2016	541.2	—	676.9	1,218.1
Six months ended 6/30/2017	280.0	—	447.0	727.0
Total	$1,355.7	$524.5	$2,111.7	$3,991.9

We remain debt-free with ample liquidity, including cash and sponsored portfolio investment holdings (in millions) as follows:

(in billions)	12/31/2016	6/30/2017
Cash and cash equivalents	$1,204.9	$1,542.2
Discretionary investments in sponsored investment portfolios	700.6	678.7
Total discretionary investments	1,905.5	2,220.9
Redeemable seed capital investments in sponsored investment portfolios	1,263.8	1,169.1
Investments in sponsored investment portfolios to hedge supplemental savings plan liability	—	172.3
Total cash and sponsored investment holdings	$3,169.3	$3,562.3

The cash and discretionary sponsored investment holdings held by our subsidiaries outside the U.S. is $.4 million at June 30, 2017.

The following table details (in millions) the line items of the condensed consolidated balance sheet as of June 30, 2017, where our cash and sponsored portfolio investment holdings are presented as well as the amount of other investments that make up the remainder of the investments line. The investment presentation on the balance sheet is based on the type of investment, as well as how we account for the item.

	Interest Held by T. Rowe Price Group
	Cash and discretionary investments in sponsored portfolios	Redeemable Seed capital investments in sponsored portfolios	Investments in sponsored investment portfolios to hedge supplemental savings plan liability	Investment in UTI and other investments	Total	Redeemable non-controlling interest	As reported on consolidated balance sheet 6/30/2017
Cash and cash equivalents	$1,542.2	$—	$—	$—	$1,542.2	$—	$1,542.2
Investments	675.6	251.2	172.3	234.6	1,333.7	—	1,333.7
Net assets of consolidated sponsored investment portfolios	3.1	917.9	—	—	921.0	627.6	1,548.6
	$2,220.9	$1,169.1	$172.3	$234.6	$3,796.9	$627.6	$4,424.5

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

The following table summarizes the cash flows (in millions) for the six months ended June 30, 2016 and 2017, that are attributable to T. Rowe Price Group, our consolidated sponsored investment portfolios, and the related eliminations required in preparing the statement.

	Six months ended
	June 30, 2016				June 30, 2017
	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated sponsored investment portfolios	Eliminations	As reported	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated sponsored investment portfolios	Eliminations	As reported
Cash flows from operating activities
Net income	$507.4	$44.1	$(27.0)	$524.5	$759.8	$83.0	$(52.4)	$790.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization of property and equipment	66.0	—	—	66.0	71.9	—	—	71.9
Stock-based compensation expense	75.6	—	—	75.6	74.2	—	—	74.2
Realized gains on dispositions of available-for-sale sponsored investment portfolios	(52.3)	—	—	(52.3)	(77.9)	—	—	(77.9)
Gains recognized upon transfer of an available-for-sale sponsored investment portfolio to sponsored investment portfolios held as trading	—	—	—	—	(23.6)	—	—	(23.6)
Net gains recognized on investments	(43.9)	—	27.0	(16.9)	(76.3)	—	52.4	(23.9)
Investments in sponsored investment portfolios held as trading to economically hedge supplemental savings plan liability	—	—	—	—	(129.0)	—	—	(129.0)
Net change in trading securities held by consolidated sponsored investment portfolios	—	(717.2)	—	(717.2)	—	(802.0)	—	(802.0)
Other changes in assets and liabilities	109.4	(.2)	(3.1)	106.1	277.0	(15.2)	(2.7)	259.1
Net cash (used in) provided by operating activities	662.2	(673.3)	(3.1)	(14.2)	876.1	(734.2)	(2.7)	139.2
Net cash provided by investing activities	(103.1)	68.3	196.8	162.0	114.1	(45.9)	69.4	137.6
Net cash provided by financing activities	(456.2)	733.7	(193.7)	83.8	(652.9)	784.4	(66.7)	64.8
Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment portfolios	—	(21.3)	—	(21.3)	—	3.8	—	3.8
Net change in cash and cash equivalents during period	102.9	107.4	—	210.3	337.3	8.1	—	345.4
Cash and cash equivalents at beginning of year	1,172.3	—	—	1,172.3	1,204.9	65.6	—	1,270.5
Cash and cash equivalents at end of period	$1,275.2	$107.4	$—	$1,382.6	$1,542.2	$73.7	$—	$1,615.9

Operating activities attributable to T. Rowe Price Group during the first half of 2017 provided cash flows of 876.1 million, an increase of $213.9 million from the 2016 period. More than half of the increase is attributable to the $150.0 million in insurance proceeds received in the first six months of 2017 from insurance claims filed in 2016 in regard to the Dell appraisal rights matter. The remaining increase in cash flows is primarily related to the timing of settlement of our other assets and liabilities offset by new investments made in sponsored investment portfolios held as trading in order to economically hedge our supplemental savings plan liability. Our interim operating cash flows do not include the cash impact of variable compensation that is accrued throughout the year before being substantially paid out in December. The net cash provided by operating activities attributable to T. Rowe Price Group was offset in part by the net change in trading securities held in our consolidated sponsored investments’ underlying investment portfolios.

Net cash used in investing activities that are attributable to T. Rowe Price Group totaled $114.1 million in the first half of 2017, an increase of $217.2 million from the comparable 2016 period. During the first half of 2017, we realized $204.5 million more proceeds from the sale of our available-for-sale investments compared with the 2016 period. Additionally, the amount of seed capital investments we provided in the first half of 2017 decreased by $127.4 million compared with the 2016 period. Since we consolidate these sponsored investment portfolios, the seed capital that we provided less any seed capital received back was eliminated in preparing our consolidated condensed statement of cash flow. During the 2016 period we recognized $85 million in proceeds from the sale of equity method investments compared with $1.2 million in 2017 period. The cash flow attributable to consolidated sponsored investment portfolios of $45.9 million represents the net cash removed from our balance sheet from consolidating and deconsolidating portfolios during the first half of 2017. During the 2016 period the equivalent cash flow added $68.3 million to our balance sheet.

Net cash used in financing activities attributable to T. Rowe Price Group were $652.9 million in the first half of 2017 compared with $456.2 million in the 2016 period. The increase in cash used in financing activities is largely related to the $202.9 million more we expended in common stock purchases in the first half of 2017 compared to the 2016 period. This increase was offset by higher cash proceeds of $15.0 million received from stock option exercises in the first half of 2017 compared with the 2016 period. The increase in net cash used in financing activities attributable to T. Rowe Price Group was largely offset by the $177.7 million increase in cash provided by consolidated sponsored investment portfolios from the net subscriptions received from redeemable non-controlling interest holders.

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The amendments in this update provide guidance on eight specific cash flow issues. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We evaluated the impact of the standard and believe it will not have a material impact on our consolidated statements of cash flows.

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

Our future results are also dependent upon the level of our expenses, which are subject to fluctuation for the following or other reasons: changes in the level of our advertising expenses in response to market conditions, including our efforts to expand our investment advisory business to investors outside the U.S., and to further penetrate our distribution channels within the U.S.; the pace and level of our planned increase in spending to support key strategic priorities; variations in the level of total compensation expense due to, among other things, bonuses, restricted stock units and other equity grants, other incentive awards, fluctuations in our supplemental savings plan liability due to changes in market valuations, changes in our employee count and mix, and competitive factors; any goodwill or other asset impairment that may arise; fluctuation in foreign currency exchange rates applicable to our investment in and the costs of our international operations; expenses and capital costs, such as technology assets, depreciation, amortization, and research and development, incurred to maintain and enhance our administrative and operating services infrastructure; unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and disruptions of services, including those provided by third parties, such as fund accounting and other recordkeeping services, facilities, communications, power, and the mutual fund transfer agent and accounting systems.

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

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of June 30, 2017 are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the second quarter of 2017, and has concluded that there was no change during the second quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the matters discussed above, various claims against us arise in the ordinary course of business, including employment-related claims. In the opinion of management, after consultation with counsel, the likelihood of an adverse determination in one or more of these pending ordinary course of business claims that would have a material adverse effect on our financial position or results of operations is remote.

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

In 2016, we paid $166.2 million to compensate certain T. Rowe Price mutual funds, trusts, separately managed accounts, and subadvised clients (collectively, “Clients”) for the denial of their appraisal rights by the Delaware Chancery Court (Court) in connection with the 2013 leveraged buyout of Dell, Inc. (Dell). The Court ruled on May 11, 2016, that the Clients could not pursue an appraisal of any shares they held that were voted in favor of the Dell merger. The appraisal statute governing the transaction required the record holder to vote against or abstain from voting on the transaction in order to assert appraisal rights. After previously voting against prior transaction proposals, the voting instructions submitted on behalf of the Clients in connection with voting on the final proposed transaction were incorrectly submitted in favor of the transaction. On May 31, 2016, the Court determined that the fair value of Dell at the time of the merger was $17.62 per share, as opposed to the $13.75 price offered in the transaction. As a result, any shareholder perfecting appraisal rights is entitled to a payment at $17.62 per share plus statutory interest from the date the Dell transaction closed. The compensation to Clients was intended to make them whole for the voting discrepancy that resulted in the denial of their appraisal rights. On December 30, 2016, we signed a settlement agreement with our insurance carrier for insurance proceeds totaling $100.0 million related to this matter. We received the settlement in the first quarter of 2017. Additionally, we signed settlement agreements totaling $50 million in the first quarter of 2017. As of June 30, 2017, we have received the entire $150 million in related proceeds.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchase activity during the second quarter of 2017 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April	238,175	$70.18	184,049	16,990,153
May	1,469,175	$69.91	1,406,705	15,583,448
June	372,104	$73.38	267,655	15,315,793
Total	2,079,454	$70.56	1,858,409

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorization, outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options, and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the second quarter of 2017, 220,203 were related to shares surrendered in connection with employee stock option exercises and 842 were related to shares withheld to cover tax withholdings associated with the vesting of restricted stock awards.

The 1,858,409 shares of our common stock were repurchased pursuant to the Board of Directors’ December 10, 2015, publicly announced authorization. The maximum number of shares that may yet be purchased as of June 30, 2017, under the Board of Directors’ December 10, 2015, and December 6, 2016, publicly announced authorizations is 15,315,793.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On July 25, 2017, we issued an earnings release reporting our results of operations for the second quarter of 2017 and first six months of 2017. A copy of that earnings release is furnished herewith as Exhibit 99. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

SEC FILINGS.
We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. To obtain any of this information, access our website at troweprice.com. We use our website as a channel of distribution for material company information, including our monthly disclosure of preliminary assets under management.

Item 6.	Exhibits.

The following exhibits required by Item 601 of Regulation S-K are furnished herewith.

3(i).1
Charter of T. Rowe Price Group, Inc., as Amended by Articles of Amendment dated April 10, 2008. (Incorporated by reference from Form 10-Q Report for the quarterly period ended March 31, 2008 filed on April 24, 2008.)

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of December 10, 2015. (Incorporated by reference from Form 8-K Current Report filed on December 10, 2015.)

10.03	Transfer Agency and Service Agreement as of January 1, 2017, between T. Rowe Price Services, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 27, 2017.)

10.04	Agreement as of January 1, 2017, between T. Rowe Price Retirement Plan Services, Inc. and certain of the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 27, 2017.)

10.05	Fund Accounting Services Agreement as of August 1, 2015 between T. Rowe Price Associates, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 27, 2017.)

10.23	2017 Non-Employee Director Equity Plan (Incorporated by reference from Form S-8 registration statement filed on April 27, 2017.)

10.23.1
Statements of additional terms and conditions for awards granted under the 2017 Non-Employee Director Equity Plan (Incorporated by reference from Form S-8 registration statement filed on April 27, 2017.)

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99.1	Earnings release issued July 25, 2017, reporting our results of operations for the second quarter and first half of 2017.

101
The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s unaudited condensed consolidated interim financial statements and notes that are included in this Form 10-Q Report.

101.INS XBRL Instance Document (File name: trow-20170630.xml).

101.SCH XBRL Taxonomy Extension Schema Document (File name: trow-20170630.xsd).

101.CAL XBRL Taxonomy Calculation Linkbase Document (File name: trow-20170630_cal.xml).

101.LAB XBRL Taxonomy Label Linkbase Document (File name: trow-20170630_lab.xml).

101.PRE XBRL Taxonomy Presentation Linkbase Document (File name: trow-20170630_pre.xml).

101.DEF XBRL Taxonomy Definition Linkbase Document (File name: trow-20170630_def.xml).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 25, 2017.
T. Rowe Price Group, Inc.

By:    /s/ Kenneth V. Moreland
Vice President, Chief Financial Officer and Treasurer