Form 10-Q
period 2017-09-30
PRICE T ROWE GROUP INC
filed 2017-10-26
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
Commission File Number: 000-32191
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
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, October 24, 2017, is 242,310,036.
The exhibit index is at Item 6 on page 40.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2016	9/30/2017
ASSETS
Cash and cash equivalents	$1,204.9	$1,869.4
Accounts receivable and accrued revenue	455.1	507.9
Investments	1,257.5	1,359.3
Assets of consolidated sponsored investment portfolios ($1,446.1 million at December 31, 2016, and $1,845.5 million at September 30, 2017, related to variable interest entities)	1,680.5	2,082.1
Property and equipment, net	615.1	635.0
Goodwill	665.7	665.7
Other assets	346.2	260.2
Total assets	$6,225.0	$7,379.6

LIABILITIES
Accounts payable and accrued expenses	$180.8	$193.5
Liabilities of consolidated sponsored investment portfolios ($56.8 million at December 31, 2016, and $43.3 million at September 30, 2017, related to variable interest entities)	65.6	53.8
Accrued compensation and related costs	92.6	453.8
Supplemental savings plan liability	150.9	179.9
Income taxes payable	39.3	16.8
Total liabilities	529.2	897.8

Commitments and contingent liabilities

Redeemable non-controlling interests	687.2	953.8

STOCKHOLDERS’ EQUITY
Preferred stock, undesignated, $.20 par value – authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value—authorized 750,000,000; issued 244,784,000 shares at December 31, 2016, and 242,214,000 at September 30, 2017	49.0	48.4
Additional capital in excess of par value	654.5	751.9
Retained earnings	4,293.6	4,728.2
Accumulated other comprehensive income (loss)	11.5	(.5)
Total permanent stockholders’ equity	5,008.6	5,528.0
Total liabilities, redeemable non-controlling interests, and permanent stockholders’ equity	$6,225.0	$7,379.6

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended		Nine months ended
	9/30/2016	9/30/2017	9/30/2016	9/30/2017
Revenues
Investment advisory fees	$970.5	$1,096.7	$2,761.9	$3,131.7
Administrative fees	85.7	87.6	263.6	266.2
Distribution and servicing fees	36.7	37.4	106.2	109.0
Net revenues	1,092.9	1,221.7	3,131.7	3,506.9

Operating expenses
Compensation and related costs	386.2	417.4	1,112.4	1,218.6
Advertising and promotion	14.7	14.0	52.7	58.2
Distribution and servicing costs	36.7	37.4	106.2	109.0
Depreciation and amortization of property and equipment	34.0	35.0	100.0	106.9
Occupancy and facility costs	45.3	49.0	127.5	141.2
Other operating expenses	100.3	120.4	296.6	345.2
Nonrecurring charge (insurance recoveries) related to Dell appraisal rights matter	—	—	166.2	(50.0)
Total operating expenses	617.2	673.2	1,961.6	1,929.1

Net operating income	475.7	548.5	1,170.1	1,577.8

Non-operating income
Net investment income on investments	14.5	28.9	91.1	165.1
Net investment income on consolidated sponsored investment portfolios	73.8	37.5	124.0	125.8
Other income (expense)	—	.9	(.2)	3.4
Total non-operating income	88.3	67.3	214.9	294.3

Income before income taxes	564.0	615.8	1,385.0	1,872.1
Provision for income taxes	201.3	211.6	497.8	677.5
Net income	362.7	404.2	887.2	1,194.6
Less: net income attributable to redeemable non-controlling interests	34.9	13.3	52.0	43.9
Net income attributable to T. Rowe Price Group	$327.8	$390.9	$835.2	$1,150.7

Earnings per share on common stock of T. Rowe Price Group
Basic	$1.30	$1.59	$3.32	$4.67
Diluted	$1.28	$1.56	$3.25	$4.60

Dividends declared per share	$.54	$.57	$1.62	$1.71

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three months ended		Nine months ended
	9/30/2016	9/30/2017	9/30/2016	9/30/2017
Net income	$362.7	$404.2	$887.2	$1,194.6
Other comprehensive income (loss)
Net unrealized holding gains on available-for-sale investments	10.3	4.9	9.4	37.1
Reclassification adjustments recognized in non-operating income:
Net gains realized on dispositions determined using average cost	—	(.1)	(52.3)	(78.0)
Net unrealized gains recognized upon the transfer to trading investments	—	—	—	(23.6)
Total net unrealized holding gains (losses) recognized in other comprehensive income	10.3	4.8	(42.9)	(64.5)
Currency translation adjustments
Consolidated sponsored investment portfolios - variable interest entities	16.8	16.7	30.8	53.7
Reclassification gain recognized in non-operating investment income upon deconsolidation of sponsored fund subsidiary	(1.1)	(.1)	(1.1)	(.1)
Consolidated sponsored investment portfolios - variable interest entities	15.7	16.6	29.7	53.6
Equity method investments	(2.7)	1.0	(3.5)	4.5
Total currency translation adjustments	13.0	17.6	26.2	58.1

Other comprehensive income (loss) before income taxes	23.3	22.4	(16.7)	(6.4)
Net deferred tax benefits (income taxes)	(4.7)	(7.1)	13.5	8.2
Total other comprehensive income (loss)	18.6	15.3	(3.2)	1.8

Total comprehensive income	381.3	419.5	884.0	1,196.4
Less: comprehensive income attributable to redeemable non-controlling interests	46.5	17.5	69.6	57.7
Comprehensive income attributable to T. Rowe Price Group	$334.8	$402.0	$814.4	$1,138.7

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS(1)
(in millions)

	Nine months ended
	9/30/2016	9/30/2017
Cash flows from operating activities
Net income	$887.2	$1,194.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization of property and equipment	100.0	106.9
Stock-based compensation expense	117.9	110.6
Realized gains on dispositions of available-for-sale sponsored investment portfolios	(52.3)	(78.0)
Gains recognized upon transfer of an available-for-sale sponsored investment portfolio to sponsored investment portfolios held as trading	—	(23.6)
Net gains recognized on other investments	(28.1)	(40.4)
Investments in sponsored investment portfolios held as trading to economically hedge supplemental savings plan liability	—	(129.0)
Net change in trading securities held by consolidated sponsored investment portfolios	(1,084.1)	(1,210.5)
Other changes in assets and liabilities	327.6	422.2
Net cash provided by (used in) operating activities	268.2	352.8

Cash flows from investing activities
Purchases of available-for-sale sponsored investment portfolios	(.1)	(16.0)
Dispositions of available-for-sale sponsored investment portfolios	89.2	294.0
Net cash of sponsored investment portfolios on consolidation (deconsolidation)	54.3	(46.0)
Additions to property and equipment	(112.5)	(129.1)
Other investing activity	79.4	(27.5)
Net cash provided by (used in) investing activities	110.3	75.4

Cash flows from financing activities
Repurchases of common stock	(525.7)	(456.7)
Common share issuances under stock-based compensation plans	88.8	142.8
Dividends paid to common stockholders of T. Rowe Price Group	(406.6)	(420.8)
Net subscriptions received from redeemable non-controlling interest holders	798.2	1,005.3
Net cash provided by (used in) financing activities	(45.3)	270.6

Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment portfolios	(18.2)	6.9

Net change in cash and cash equivalents during period	315.0	705.7
Cash and cash equivalents at beginning of year	1,172.3	1,270.5
Cash and cash equivalents at end of period, including $86.3 million at September 30, 2016, and $106.8 million at September 30, 2017, held by consolidated sponsored investment portfolios	$1,487.3	$1,976.2
(1) See note 12 for a supplementary consolidating cash flow schedule.

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2016	244,784	$49.0	$654.5	$4,293.6	$11.5	$5,008.6	$687.2
Net income	—	—	—	1,150.7	—	1,150.7	43.9
Other comprehensive income (loss), net of tax	—	—	—	—	(12.0)	(12.0)	13.8
Dividends declared	—	—	—	(420.3)	—	(420.3)
Common stock-based compensation plans activity
Shares issued upon option exercises	4,001.8		147.5	—	—	148.3	—
Restricted shares issued, net of shares withheld for taxes	15	—	(.1)	—	—	(.1)	—
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	24	—	(1.1)	—	—	(1.1)	—
Forfeiture of restricted awards	(13)	—		—	—	—	—
Stock-based compensation expense	—	—	110.6	—	—	110.6	—
Restricted stock units issued as dividend equivalents	—	—	.1	(.1)	—	—
Common shares repurchased	(6,597)	(1.4)	(159.6)	(295.7)	—	(456.7)	—
Net subscriptions into sponsored investment portfolios	—	—	—	—	—	—	988.2
Net deconsolidations of sponsored investment portfolios	—	—	—	—	—	—	(779.3)
Balances at September 30, 2017	242,214	$48.4	$751.9	$4,728.2	$(.5)	$5,528.0	$953.8

The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	– THE COMPANY AND BASIS OF PREPARATION.

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

Accounts receivable from our sponsored investment portfolios, including our U.S. mutual funds, for advisory fees and advisory-related administrative services aggregate $303.1 million at December 31, 2016, and $332.4 million at September 30, 2017.

Revenues (in millions) from advisory services provided under agreements with our sponsored U.S. mutual funds and other investment clients include:

	Three months ended		Nine months ended
	9/30/2016	9/30/2017	9/30/2016	9/30/2017
Sponsored U.S. mutual funds
Stock and blended asset	$579.3	$656.8	$1,649.9	$1,879.5
Bond and money market	124.2	127.1	354.8	374.5
	703.5	783.9	2,004.7	2,254.0
Other investment portfolios
Stock and blended asset	222.2	259.6	630.4	727.8
Bond, money market, and stable value	44.8	53.2	126.8	149.9
	267.0	312.8	757.2	877.7
Total	$970.5	$1,096.7	$2,761.9	$3,131.7

Other investment portfolios include advisory revenues of $101.1 million and $125.1 million for the three months ended September 30, 2016 and 2017, respectively, that were earned from other sponsored investment portfolios. Fees earned during the nine months ended September 30, 2016 and 2017, total $283.3 million and $339.8 million respectively.

We voluntarily waived $2.1 million and $9.4 million in money market related fees, including advisory fees and fund expenses, during the three and nine months ended September 30, 2016, respectively, in order to maintain a positive yield for investors. We did not waive any money market related fees during 2017.

The following table summarizes the investment portfolios and assets under management (in billions) on which we earn advisory fees.

	Average during		Average during
	the third quarter of		the first nine months of
	2016	2017	2016	2017
Sponsored U.S. mutual funds
Stock and blended asset	$399.3	$452.9	$381.5	$438.2
Bond and money market	112.0	123.2	108.2	119.6
	511.3	576.1	489.7	557.8
Other investment portfolios
Stock and blended asset	218.2	264.6	208.2	247.0
Bond, money market, and stable value	74.1	86.7	70.4	81.5
	292.3	351.3	278.6	328.5
Total	$803.6	$927.4	$768.3	$886.3

			As of
			12/31/2016	9/30/2017
Sponsored U.S. mutual funds
Stock and blended asset			$401.3	$461.9
Bond and money market			112.9	123.4
			514.2	585.3
Other investment portfolios
Stock and blended asset			220.8	273.1
Bond, money market, and stable value			75.8	89.5
			296.6	362.6
Total			$810.8	$947.9

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for 4.7% and 5.4% of our assets under management at December 31, 2016, and September 30, 2017, respectively.

The following table summarizes other fees (in millions) we earn from our sponsored U.S. mutual funds.

	Three months ended		Nine months ended
	9/30/2016	9/30/2017	9/30/2016	9/30/2017
Administrative fees	$66.6	$69.2	$208.6	$210.6
Distribution and servicing fees	$36.7	$37.4	$106.2	$109.0

NOTE 3 – INVESTMENTS.

The carrying values of investments (in millions) we do not consolidate are as follows:

	12/31/2016	9/30/2017
Available-for-sale sponsored investment portfolios	$709.0	$573.0
Equity method investments
Sponsored investment portfolios	252.3	287.7
26% interest in UTI Asset Management Company Limited (India)	140.9	154.6
Investment partnerships	5.3	4.9
Trading investments
Sponsored investment portfolios designated as economic hedge of supplemental savings plan liability	—	178.4
Other sponsored investment portfolios	75.4	82.3
Cost method investments	73.6	77.4
U.S. Treasury note	1.0	1.0
Total	$1,257.5	$1,359.3

At the end of the second quarter 2017, we made the decision to economically hedge the market exposure associated with our supplemental savings plan liability with certain sponsored investment portfolios. In order to fund the hedge portfolio, we used the proceeds from the sale of certain available-for-sale sponsored investment holdings as well as designated a sponsored fund that was held as available-for-sale.

During the first nine months of 2016 and 2017, certain sponsored investment portfolios in which we provided initial seed capital at the time of formation were deconsolidated, as we no longer had a controlling interest. Additionally, during the first nine months of 2016 and 2017, certain sponsored investment portfolios that were being accounted for as equity method investments were consolidated, as we regained a controlling interest. The net impact of these changes on our condensed consolidated balance sheets and income statements as of the dates the portfolios were deconsolidated or reconsolidated is detailed below.

	Three months ended		Nine months ended
	9/30/2016	9/30/2017	9/30/2016	9/30/2017
Net increase (decrease) in assets of consolidated sponsored investment portfolios	$(315.1)	$13.5	$(678.3)	$(1,060.5)
Net increase (decrease) in liabilities of consolidated sponsored investment portfolios	$(28.8)	$—	$(31.0)	$(133.6)
Net increase (decrease) in redeemable non-controlling interests	$(237.3)	$7.9	$(398.6)	$(779.3)

Gain recognized upon deconsolidation	$1.1	$.1	$1.1	$.1
The gains recognized upon deconsolidation were the result of reclassifying currency translation adjustments accumulated on investment portfolios’ with non-USD functional currencies from accumulated other comprehensive income to non-operating income. Depending on our ownership interest, we are now reporting our residual interests in these sponsored investment portfolios as either an equity method or available-for-sale investment.

AVAILABLE-FOR-SALE SPONSORED INVESTMENT PORTFOLIOS.

The available-for-sale sponsored investment portfolios (in millions) include:

	Aggregate cost	Unrealized holding		Aggregate fair value
		gains	losses
December 31, 2016
Stock and blended asset funds	$162.9	$88.0	$(1.9)	$249.0
Bond funds	463.3	1.7	(5.0)	460.0
Total	$626.2	$89.7	$(6.9)	$709.0

September 30, 2017
Stock and blended asset funds	$118.8	$16.5	$—	$135.3
Bond funds	436.3	4.3	(2.9)	437.7
Total	$555.1	$20.8	$(2.9)	$573.0

The following table details the number of holdings, the unrealized holding losses, and the aggregate fair value of available-for-sale sponsored investment portfolios with unrealized losses categorized by the length of time they have been in a continuous unrealized loss position:

	Number of holdings	Unrealized holding losses	Aggregate fair value
December 31, 2016
Less than 12 months	8	$(4.2)	$328.1
12 months or more	2	(2.7)	169.5
Total	10	$(6.9)	$497.6

September 30, 2017
Less than 12 months	2	$(.7)	$24.5
12 months or more	1	(2.2)	168.3
Total	3	$(2.9)	$192.8

In addition to the duration of the impairments, we reviewed the severity of the impairment as well as our intent and ability to hold the investments for a period of time sufficient for an anticipated recovery in fair value. Accordingly, impairment of these investment holdings is considered temporary at December 31, 2016 and September 30, 2017.

VARIABLE INTEREST ENTITIES.
Our investments at December 31, 2016 and September 30, 2017, include interests in variable interest entities that we do not consolidate as we are not deemed the primary beneficiary. Our maximum risk of loss (in millions) related to our involvement with these entities is as follows:

	12/31/2016	9/30/2017
Investment carrying values	$149.2	$132.9
Unfunded capital commitments	46.4	43.3
Uncollected investment advisory and administrative fees	5.9	6.4
	$201.5	$182.6

The unfunded capital commitments totaling $43.3 million relate primarily to investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be called under certain circumstances.

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

	Level 1	Level 2
December 31, 2016
Cash equivalents	$1,052.3	$—
Available-for-sale sponsored investment portfolios	709.0	—
Sponsored investment portfolios held as trading	60.3	15.1
Total	$1,821.6	$15.1

September 30, 2017
Cash equivalents	$1,606.3	$—
Available-for-sale sponsored investment portfolios	573.0	—
Sponsored investment portfolios held as trading	242.9	17.8
Total	$2,422.2	$17.8

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

The following table details the net assets of the consolidated sponsored investment portfolios:

	December 31, 2016			September 30, 2017
	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Cash and cash equivalents(1)	$10.3	$55.3	$65.6	$9.5	$97.3	$106.8
Investments(2)	219.3	1,340.6	1,559.9	220.7	1,720.0	1,940.7
Other assets	4.8	50.2	55.0	6.4	28.2	34.6
Total assets	234.4	1,446.1	1,680.5	236.6	1,845.5	2,082.1
Liabilities	8.8	56.8	65.6	10.5	43.3	53.8
Net assets	$225.6	$1,389.3	$1,614.9	$226.1	$1,802.2	$2,028.3

Attributable to T. Rowe Price Group	$156.1	$771.6	$927.7	$165.7	$908.8	$1,074.5
Attributable to redeemable non-controlling interests	69.5	617.7	687.2	60.4	893.4	953.8
	$225.6	$1,389.3	$1,614.9	$226.1	$1,802.2	$2,028.3
(1)Cash and cash equivalents includes $8.8 million and $8.2 million at December 31, 2016 and September 30, 2017, respectively, of investments in sponsored money market mutual funds that are considered related parties.
(2)Investments includes $4.2 million and $14.4 million at December 31, 2016 and September 30, 2017, respectively, of investments in sponsored portfolios that are considered related parties.

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

The operating results (in millions) of the consolidated sponsored investment portfolios for the three- and nine- months ended September 30, 2016 and 2017, are reflected in our condensed consolidated statements of income as follows:

	Three months ended
	9/30/2016			9/30/2017
	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(.4)	$(3.4)	$(3.8)	$(.4)	$(2.8)	$(3.2)
Net investment income reflected in non-operating income	8.7	65.1	73.8	4.6	32.9	37.5
Impact on income before taxes	$8.3	$61.7	$70.0	$4.2	$30.1	$34.3

Net income attributable to T. Rowe Price Group	$6.2	$28.9	$35.1	$3.1	$17.9	$21.0
Net income attributable to redeemable non-controlling interests	2.1	32.8	34.9	1.1	12.2	13.3
	$8.3	$61.7	$70.0	$4.2	$30.1	$34.3

	Nine months ended
	9/30/2016			9/30/2017
	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(1.2)	$(8.7)	$(9.9)	$(.9)	$(7.6)	$(8.5)
Net investment income reflected in non-operating income	20.8	103.2	124.0	14.7	111.1	125.8
Impact on income before taxes	$19.6	$94.5	$114.1	$13.8	$103.5	$117.3

Net income attributable to T. Rowe Price Group	$13.9	$48.2	$62.1	$10.4	$63.0	$73.4
Net income attributable to redeemable non-controlling interests	5.7	46.3	52.0	3.4	40.5	43.9
	$19.6	$94.5	$114.1	$13.8	$103.5	$117.3

The operating expenses of these consolidated portfolios are reflected in other operating expenses. In preparing our condensed consolidated financial statements, we eliminated operating expenses of $2.2 million and $1.4 million for the three months ended September 30, 2016 and 2017, respectively, against the investment advisory and administrative fees earned from these portfolios. Operating expenses eliminated for the nine months ended September 30, 2016 and 2017, were $5.3 million and $3.2 million, respectively. The net investment income reflected in non-operating income includes dividend and interest income and realized and unrealized gains and losses on the underlying securities held by the consolidated sponsored investment portfolios.

The table below details the impact of these consolidated investment portfolios on the individual lines of our condensed consolidated statements of cash flows (in millions) for the nine months ended September 30, 2016 and 2017.

	Nine months ended
	September 30, 2016			September 30, 2017
	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Net cash provided by (used in) operating activities	$(48.0)	$(915.1)	$(963.1)	$(28.0)	$(1,078.1)	$(1,106.1)
Net cash provided by (used in) investing activities	22.2	32.1	54.3	(6.1)	(39.9)	(46.0)
Net cash provided by (used in) financing activities	38.4	974.9	1,013.3	33.3	1,153.1	1,186.4
Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment portfolios	—	(18.2)	(18.2)	—	6.9	6.9
Net change in cash and cash equivalents during period	12.6	73.7	86.3	(.8)	42.0	41.2
Cash and cash equivalents at beginning of year	—	—	—	10.3	55.3	65.6
Cash and cash equivalents at end of period	$12.6	$73.7	$86.3	$9.5	$97.3	$106.8

The net cash provided by financing activities during the first nine months of 2016 and 2017 includes $215.1 million and $181.1 million, respectively, of net subscriptions we made into the consolidated sponsored investment portfolios, net of dividends received. These cash flows were eliminated in consolidation.

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

	Level 1	Level 2
December 31, 2016
Assets
Cash equivalents	$8.8	$.8
Equity securities	281.8	325.3
Fixed income securities	—	918.1
Other investments	.4	34.3
	$291.0	$1,278.5

Liabilities	$(.6)	$(13.6)

September 30, 2017
Assets
Cash equivalents	$8.2	$1.1
Equity securities	511.4	508.6
Fixed income securities	—	895.4
Other investments	2.0	23.3
	$521.6	$1,428.4

Liabilities	$(.5)	$(14.5)

NOTE 6 – STOCKHOLDERS’ EQUITY.

Regular cash dividends declared per share during the first nine months of 2016 and 2017 were $1.62 and $1.71, respectively.

NOTE 7	– STOCK-BASED COMPENSATION.

STOCK OPTIONS.

The following table summarizes the status of, and changes in, our stock options during the first nine months of 2017.

	Options	Weighted- average exercise price
Outstanding at December 31, 2016	24,364,322	$61.90
Exercised	(5,803,025)	$50.09
Forfeited	(66,936)	$74.41
Expired	(39,631)	$76.06
Outstanding at September 30, 2017	18,454,730	$65.54
Exercisable at September 30, 2017	11,731,672	$60.65

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of, and changes in, our nonvested restricted shares and restricted stock units during the first nine months of 2017.

	Restricted shares	Restricted stock units	Weighted-average fair value
Nonvested at December 31, 2016	931,508	4,634,461	$72.19
Time-based grants	17,022	78,484	$69.60
Vested	(10,717)	(48,319)	$71.73
Forfeited	(13,007)	(50,996)	$72.84
Nonvested at September 30, 2017	924,806	4,613,630	$72.15

Nonvested at September 30, 2017, includes 14,400 performance-based restricted shares and 401,138 performance-based restricted stock units. The performance period has lapsed and the performance threshold has been met for all nonvested performance-based restricted shares and units as of September 30, 2017.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense (in millions) to be recognized over the remaining vesting periods of the stock-based awards outstanding at September 30, 2017. Estimated future compensation expense will change to reflect future grants of restricted stock awards and units, future option grants, changes in the probability of performance thresholds being met, and adjustments for actual forfeitures.

Fourth quarter 2017	$34.3
2018	86.3
2019 through 2022	73.1
Total	$193.7

NOTE 8	– EARNINGS PER SHARE CALCULATIONS.

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

	Three months ended		Nine months ended
	9/30/2016	9/30/2017	9/30/2016	9/30/2017
Net income attributable to T. Rowe Price Group	$327.8	$390.9	$835.2	$1,150.7
Less: net income allocated to outstanding restricted stock and stock unit holders	7.3	8.8	17.1	26.0
Net income allocated to common stockholders	$320.5	$382.1	$818.1	$1,124.7

Weighted-average common shares
Outstanding	245.6	240.3	246.4	240.7
Outstanding assuming dilution	250.1	244.4	251.5	244.3

The following table shows the weighted-average outstanding stock options (in millions) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive.

	Three months ended		Nine months ended
	9/30/2016	9/30/2017	9/30/2016	9/30/2017
Weighted-average outstanding stock options excluded	10.3	2.1	9.9	6.7

NOTE 9 – OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME.

The following table presents the impact of the components (in millions) of other comprehensive income or loss on deferred tax benefits (income taxes).

	Three months ended		Nine months ended
	9/30/2016	9/30/2017	9/30/2016	9/30/2017
Net deferred tax benefits (income taxes) on:
Net unrealized holding gains or losses	$(4.0)	$(1.9)	$(3.6)	$(14.4)
Reclassification adjustments recognized in the provision for income taxes:
Net gains realized on dispositions	—	—	20.6	30.5
Net gains recognized upon transfer to trading investments	—	—	—	9.2
Net deferred tax benefits (income taxes) on net unrealized holding gains or losses	(4.0)	(1.9)	17.0	25.3
Currency translation adjustments	(1.1)	(5.2)	(3.9)	(17.1)
Reclassification adjustment recognized in the provision for income taxes upon deconsolidation of sponsored fund subsidiary	.4	—	.4	—
Total deferred tax benefits (income taxes) on currency translation adjustments	(.7)	(5.2)	(3.5)	(17.1)
Total net deferred tax benefits (income taxes)	$(4.7)	$(7.1)	$13.5	$8.2
The changes (in millions) in each component of accumulated other comprehensive income (loss), including reclassification adjustments for the first nine months of 2017 are presented in the table below.

		Currency translation adjustments
	Net unrealized holding gains	Equity method investments	Consolidated sponsored investment portfolios - variable interest entities	Total currency translation adjustments	Total
Balances at December 31, 2016	$52.2	$(32.3)	$(8.4)	$(40.7)	$11.5
Other comprehensive income before reclassifications and income taxes	37.1	4.5	39.9	44.4	81.5
Reclassification adjustments recognized in non-operating income	(101.6)	—	(.1)	(.1)	(101.7)
	(64.5)	4.5	39.8	44.3	(20.2)
Net deferred tax benefits (income taxes)	25.3	(1.6)	(15.5)	(17.1)	8.2
Other comprehensive income (loss)	(39.2)	2.9	24.3	27.2	(12.0)
Balances at September 30, 2017	$13.0	$(29.4)	$15.9	$(13.5)	$(.5)

NOTE 10 – DELL APPRAISAL RIGHTS MATTER.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES.

On February 14, 2017, T. Rowe Price Group, Inc., T. Rowe Price Associates, Inc., T. Rowe Price Trust Company, current and former members of the management committee, and trustees of the T. Rowe Price U.S. Retirement Program were named as defendants in a lawsuit filed in the United States District Court for the District of Maryland. The lawsuit alleges breaches of ERISA’s fiduciary duty and prohibited transaction provisions on behalf of a class of all participants and beneficiaries of the T. Rowe Price 401(k) Plan from February 14, 2011, to the time of judgment. The plaintiffs are seeking certification of the complaint as a class action. T. Rowe Price believes the claims are without merit and is vigorously defending the action. This matter is in the early stages of litigation and we cannot predict the eventual outcome or whether it will have a material negative impact on our financial results, or estimate the possible loss or range of loss that may arise from any negative outcome.

On April 27, 2016, certain shareholders in the T. Rowe Price Blue Chip Growth Fund, T. Rowe Price Capital Appreciation Fund, T. Rowe Price Equity Income Fund, T. Rowe Price Growth Stock Fund, T. Rowe Price International Stock Fund, T. Rowe Price High Yield Fund, T. Rowe Price New Income Fund and T. Rowe Price Small Cap Stock Fund (the “Funds”) filed a Section 36(b) complaint under the caption Zoidis v. T. Rowe Price Assoc., Inc., against T. Rowe Price Associates, Inc. (“T. Rowe Price”) in the United States District Court for the Northern District of California. The complaint alleges that the management fees for the identified funds are excessive because T. Rowe Price charges lower advisory fees to subadvised clients with funds in the same strategy. The complaint seeks to recover the allegedly excessive advisory fees received by T. Rowe Price in the year preceding the start of the lawsuit, along with investments’ returns and profits. In the alternative, the complaint seeks the rescission of each fund’s investment management agreement and restitution of any allegedly excessive management fees. T. Rowe Price believes the claims are without merit and is vigorously defending the action. This matter is in the early stages of litigation and we cannot predict the eventual outcome or whether it will have a material negative impact on our financial results, or estimate the possible loss or range of loss that may arise from any negative outcome.

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

NOTE 12 – SUPPLEMENTARY CONSOLIDATING CASH FLOW STATEMENT.

The following tables summarize the cash flows (in millions) for the nine months ended September 30, 2016 and 2017, that are attributable to T. Rowe Price Group, our consolidated sponsored investment portfolios and the related eliminations required in preparing the statements.

	Nine months ended
	9/30/2016				9/30/2017
	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated sponsored investment portfolios	Eliminations	As reported	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated sponsored investment portfolios	Eliminations	As reported
Cash flows from operating activities
Net income	$835.2	$114.1	$(62.1)	$887.2	$1,150.7	$117.3	$(73.4)	$1,194.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization of property and equipment	100.0	—	—	100.0	106.9	—	—	106.9
Stock-based compensation expense	117.9	—	—	117.9	110.6	—	—	110.6
Realized gains on dispositions of available-for-sale sponsored investment portfolios	(52.3)	—	—	(52.3)	(78.0)	—	—	(78.0)
Gains recognized upon transfer of an available-for-sale sponsored investment portfolio to sponsored investment portfolios held as trading	—	—	—	—	(23.6)	—	—	(23.6)
Net gains recognized on investments	(90.2)	—	62.1	(28.1)	(113.8)	—	73.4	(40.4)
Investments in sponsored investment portfolios held as trading to economically hedge supplemental savings plan liability	—	—	—	—	(129.0)	—	—	(129.0)
Net change in trading securities held by consolidated sponsored investment portfolios	—	(1,084.1)	—	(1,084.1)	—	(1,210.5)	—	(1,210.5)
Other changes in assets and liabilities	324.7	6.9	(4.0)	327.6	438.6	(12.9)	(3.5)	422.2
Net cash provided by (used in) operating activities	1,235.3	(963.1)	(4.0)	268.2	1,462.4	(1,106.1)	(3.5)	352.8
Net cash provided by (used in) investing activities	(163.1)	54.3	219.1	110.3	(63.2)	(46.0)	184.6	75.4
Net cash provided by (used in) financing activities	(843.5)	1,013.3	(215.1)	(45.3)	(734.7)	1,186.4	(181.1)	270.6
Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment portfolios	—	(18.2)	—	(18.2)	—	6.9	—	6.9
Net change in cash and cash equivalents during period	228.7	86.3	—	315.0	664.5	41.2	—	705.7
Cash and cash equivalents at beginning of year	1,172.3	—	—	1,172.3	1,204.9	65.6	—	1,270.5
Cash and cash equivalents at end of period	$1,401.0	$86.3	$—	$1,487.3	$1,869.4	$106.8	$—	$1,976.2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:

We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries (“the Company”) as of September 30, 2017, the related condensed consolidated statements of income and comprehensive income for the three- and nine- month periods ended September 30, 2017 and 2016, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2017 and 2016, and the related condensed consolidated statement of stockholders’ equity for the nine-month period ended September 30, 2017. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
October 26, 2017

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in our sponsored U.S. mutual funds and other investment portfolios. The other investment portfolios include: separately managed accounts, subadvised funds, and other sponsored investment portfolios including collective investment trusts, target-date retirement trusts, open-ended investment products offered to investors outside the U.S., and portfolios offered through variable annuity life insurance plans in the U.S. Investment advisory clients domiciled outside the U.S. account for about 5% of our assets under management at September 30, 2017.

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

We expect to sustain our current pace of spending on a series of key strategic priorities to address evolving client needs and to grow and further diversify our business. Based on these planned initiatives, we currently expect non-GAAP operating expenses will grow about 11% in 2017 versus 2016. This increase from previous guidance of about 10% results primarily from certain expenses, such as variable compensation, that have increased as a result of stronger than anticipated market performance.

BACKGROUND.

U.S. stocks continued to rise in the third quarter of 2017, with most major indexes finishing the period at or near record highs. Equities were lifted by favorable economic data and solid second-quarter corporate earnings reports. Investors were also encouraged that Congressional Republicans were making progress in developing a plan to reform the tax code and reduce corporate and individual tax rates. While market volatility remained generally low, stocks occasionally suffered sharp but brief pullbacks in response to rising geo-political tensions.

Developed non-U.S. equity markets outperformed large-cap U.S. shares, helped by a weaker dollar versus the euro and pound sterling, which lifted eurozone and UK returns in dollar terms. Major European markets rose, lifted in part by the region’s ongoing economic recovery. UK shares returned just over 5% in dollar terms, as the pound strengthened amid expectations that the Bank of England would soon raise short-term interest rates in response to rising inflation. Markets in Asia produced more moderate gains. Japanese shares returned slightly more than 4% in dollar terms, as the yen edged lower versus the greenback.

Emerging markets equities outperformed developed markets in dollar terms, helped by global economic growth and strengthening in some non-U.S. currencies. All broad emerging regions produced gains.

Returns of several major equity market indexes for the three- and nine-month periods ended September 30, 2017, are as follows:

	Three months ended	Nine months ended
Index	9/30/2017	9/30/2017
S&P 500 Index	4.5%	14.2%
NASDAQ Composite Index (1)	5.8%	20.7%
Russell 2000 Index	5.7%	10.9%
MSCI EAFE (Europe, Australasia, and Far East) Index	5.5%	20.5%
MSCI Emerging Markets Index	8.0%	28.1%
 (1) returns exclude dividends

Global bond returns in the third quarter were broadly positive. In the U.S., longer-term Treasury yields declined for most of the quarter, but yields rebounded in September as President Trump and Congress agreed to fund the federal government and push back the debt ceiling for three months. The Federal Reserve did not raise short-term interest rates in the quarter but did announce, as expected, that it would begin to reduce the size of its balance sheet starting in October. The 10-year Treasury note yield started and ended the quarter around 2.3%. Among high-quality taxable bonds, longer-term corporate bonds did best. Municipal bonds outperformed taxable securities, helped by steady demand and limited new issuance. High yield issues outpaced higher-quality debt.

Bonds in developed non-U.S. markets outperformed domestic bonds, as a weaker dollar versus the pound and the euro lifted European bond returns in dollar terms. In the UK, bond yields fell through early September, but yields spiked toward the end of the quarter as the Bank of England cautioned that “some withdrawal of monetary stimulus” was likely in the next few months. In the eurozone, German bond yields followed a similar pattern, declining for much of the quarter but rising in the latter part of September. In Asia, the Bank of Japan, which continues to target a 10-year government bond yield of 0%, offered in early July to purchase an unlimited quantity of bonds to keep yields from rising. Emerging markets bonds produced good returns, with local currency bonds faring better than dollar-denominated issues.

Returns for several major bond market indexes for the three- and nine-month periods ended September 30, 2017, are as follows:

	Three months ended	Nine months ended
Index	9/30/2017	9/30/2017
Bloomberg Barclays U.S. Aggregate Bond Index	.9%	3.1%
JPMorgan Global High Yield Index	2.2%	7.4%
Bloomberg Barclays Municipal Bond Index	1.1%	4.7%
Bloomberg Barclays Global Aggregate Ex-U.S. Dollar Bond Index	2.5%	8.7%
JPMorgan Emerging Markets Bond Index Plus	2.2%	8.6%

ASSETS UNDER MANAGEMENT.

Assets under management ended the third quarter of 2017 at $947.9 billion, an increase of $44.3 billion from June 30, 2017 and $137.1 billion from December 31, 2016. We had net cash inflows of $5.9 billion in the third quarter of 2017 and $10.3 billion for the first nine months of 2017. The following table presents our assets under management (in billions) at December 31, 2016, and September 30, 2017, by investment portfolio and asset class.

	As of
	12/31/2016	9/30/2017
Sponsored U.S. mutual funds	$514.2	$585.3
Other investment portfolios	296.6	362.6
Total assets under management	$810.8	$947.9

	As of
	12/31/2016	9/30/2017
Equity	$450.6	$537.2
Fixed income	121.2	130.9
Asset allocation	239.0	279.8
Total assets under management	$810.8	$947.9

Our target date retirement portfolios, which invest in a broadly diversified portfolio of other T. Rowe Price funds or T. Rowe Price collective investment trusts and automatically rebalance to maintain their specific asset allocation weightings, are included in the asset allocation line above. These portfolios continue to be a significant part of our assets under management. Assets in these portfolios at September 30, 2017, totaled $223.3 billion, including $166.0 billion in target date retirement funds and $57.3 billion in target date retirement trusts.

The following table details the changes in our assets under management (in billions) during the three- and nine-month periods ended September 30, 2017:

	Three months ended 9/30/2017			Nine months ended 9/30/2017
	Sponsored U.S. mutual funds	Other investment portfolios	Total	Sponsored U.S. mutual funds	Other investment portfolios	Total
Assets under management at beginning of period	$566.5	$337.1	$903.6	$514.2	$296.6	$810.8

Net cash flows before client transfers	3.0	2.9	5.9	7.4	2.9	10.3
Client transfers from mutual funds to other portfolios	(8.1)	8.1	—	(16.0)	16.0	—
Net cash flows after client transfers	(5.1)	11.0	5.9	(8.6)	18.9	10.3
Net market appreciation and income	23.9	14.5	38.4	79.7	47.1	126.8
Change during the period	18.8	25.5	44.3	71.1	66.0	137.1

Assets under management at September 30, 2017	$585.3	$362.6	$947.9	$585.3	$362.6	$947.9

The client transfers from mutual funds to other investment portfolios noted in the table above were primarily transfers from the target date retirement funds to target date retirement trusts.

Net cash flows (in billions) during the three- and nine-month periods ended September 30, 2017, include the following:

	Three months ended 9/30/2017	Nine months ended 9/30/2017
Sponsored U.S. mutual funds
Stock and blended asset funds	$(6.3)	$(14.9)
Bond funds	(.4)	4.3
Money market funds	1.6	2.0
	(5.1)	(8.6)
Other investment portfolios
Stock and blended assets	5.7	9.0
Fixed income, money market, and stable value	5.3	9.9
	11.0	18.9
Total net cash flows after client transfers	$5.9	$10.3

Stock and blended asset	$(.6)	$(5.9)
Bond, money market, and stable value	6.5	16.2
Total net cash flows	$5.9	$10.3

Net cash inflows into our target date retirement portfolios were $1.0 billion in the third quarter of 2017 and $6.4 billion in the first nine months of 2017. The components of net cash flows, by vehicle and asset class, shown above are affected by the mutual fund to trust transfers and the net cash flows by assets class are affected by the equity and fixed income portfolio rebalancing done to align allocations within the target date portfolios.

RESULTS OF OPERATIONS.

The table below presents financial results on a U.S. GAAP basis as well as a non-GAAP basis that adjusts for the impact of the Dell appraisal rights matter, the firm's consolidated sponsored investment portfolios, the supplemental savings plan, and other non-operating income. We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results.

	Three months ended
(in millions, except per-share data)	9/30/2016	9/30/2017	Dollar change	Percentage change

U.S. GAAP basis
Investment advisory fees	$970.5	$1,096.7	$126.2	13.0%
Net revenues	$1,092.9	$1,221.7	$128.8	11.8%
Operating expenses	$617.2	$673.2	$56.0	9.1%
Net operating income	$475.7	$548.5	$72.8	15.3%
Non-operating income	$88.3	$67.3	$(21.0)	(23.8)%
Net income attributable to T. Rowe Price Group	$327.8	$390.9	$63.1	19.2%
Diluted earnings per share on common stock of T. Rowe Price Group	$1.28	$1.56	$.28	21.9%
Weighted average common shares outstanding assuming dilution	250.1	244.4	(5.7)	(2.3)%

Adjusted non-GAAP basis(1)
Operating expenses	$615.6	$665.7	$50.1	8.1%
Net income attributable to T. Rowe Price Group	$299.9	$362.1	$62.2	20.7%
Diluted earnings per share on common stock of T. Rowe Price Group	$1.17	$1.45	$.28	23.9%

Assets under management (in billions)
Average assets under management	$803.6	$927.4	$123.8	15.4%
Ending assets under management	$812.9	$947.9	$135.0	16.6%
(1)See the reconciliation to the comparable U.S. GAAP measures at the end of the results of operations sections of this management discussion and analysis.

Investment advisory fees earned in the third quarter of 2017 increased over the comparable 2016 quarter as average assets under our management increased $123.8 billion, or 15.4%, to $927.4 billion. Recent increases in money market fund yields have resulted in no fee waivers for those portfolios in the third quarter of 2017. Comparably, we waived $2.1 million in advisory fees from certain of our money market mutual funds in the third quarter of 2016.

The average annualized effective fee rate earned on our assets under management during the third quarter of 2017 was 46.9 basis points, compared with 48.0 basis points earned during the third quarter of 2016. Our effective fee rate has declined in part due to fee reductions we made to certain mutual funds and other portfolios since the mid-2016 coupled with higher market valuations that have resulted in a greater proportion of incremental assets under management earning lower fee rates. The impact of the fee reductions was offset in part by higher equity valuations, which resulted in a greater percentage of our assets under management being attributable to higher fee equity portfolios. We regularly assess the competitiveness of our investment advisory fees and will continue to make adjustments as deemed appropriate.

Our operating margin in the third quarter of 2017 was 44.9%, compared to 43.5% earned in the 2016 quarter, as higher market returns and net new cash flows have driven our net revenues to pace faster than operating expenses.

Net revenues

Investment advisory revenues earned in the third quarter of 2017 from the T. Rowe Price mutual funds distributed in the U.S. were $783.9 million, an increase of $80.4 million, or 11.4%, from the comparable 2016 quarter. Average mutual fund assets under management in the third quarter of 2017 were $576.1 billion, an increase of 12.7% from the average in the third quarter of 2016.

Investment advisory revenues earned in the third quarter of 2017 from the other investment portfolios were $312.8 million, an increase of $45.8 million, or 17.2%, from the comparable 2016 quarter. Average assets under management for these portfolios in the third quarter of 2017 were $351.3 billion, an increase of 20.2% from the average in the third quarter of 2016.

The third quarter of 2016 and 2017 include the elimination of $2.2 million and $1.4 million, respectively, in advisory and administrative fees earned from our consolidated sponsored investment portfolios. The related management fee expense was also eliminated from operating expenses.

Operating expenses

Compensation and related costs were $417.4 million in the third quarter of 2017, an increase of $31.2 million, or 8.1%, compared to the third quarter of 2016. Our base salaries and related benefits have increased $30.9 million from the third quarter of 2016 primarily as a result of a 7.0% increase in our average staff size and modest increases in base salaries at the beginning of 2017. Our interim accrual for annual variable compensation increased $8.9 million from the 2016 quarter. Our interim accrual for annual variable compensation program is recognized ratably over the year using the ratio of recognized quarterly net revenues to forecasted annual net revenues. Higher market valuations on a larger supplemental savings plan liability resulted in $3.4 million in additional compensation expense in the third quarter of 2017 compared with the 2016 period. We began economically hedging the exposure to these market movements in the third quarter of 2017 and show the effectiveness of these hedges in our non-GAAP measures’ reconciliation at the end of the management discussion and analysis. These higher compensation costs were offset, in part, by a $7.3 million increase in labor capitalization related to internally developed software as we continue to invest in technology capabilities. We also had a $5.9 million decrease in non-cash stock based compensation expenses as the timing of our annual grant shifted in 2017 from twice a year to a single grant in December. We employed 6,796 associates at September 30, 2017, an increase of 467 associates from the 6,329 associates employed at December 31, 2016.

Occupancy and facility costs, together with depreciation expense, were $84.0 million in the third quarter of 2017, an increase of $4.7 million, or 5.9%, compared to the third quarter of 2016. The increase is primarily attributable to costs to update and enhance technology capabilities, including related maintenance programs.

Other operating expenses in the third quarter of 2017 were up $20.1 million from the comparable 2016 quarter. Nearly half of the increase is attributable to professional fees incurred to support the firm’s continued investment in its operating capabilities. The remainder of the change from the third quarter of 2016 results primarily from increases in other operating costs to meet the growing operational and regulatory business demands. These costs include those related to our defined contribution recordkeeping business, third-party service costs, market information services, and other general and administrative costs.

Non-operating income

Net non-operating income in the third quarter of 2017 was $67.3 million, a decrease of $21.0 million from the 2016 quarter. The following table details the components of non-operating income (in millions) during the third quarter of 2016 and 2017 and the related dollar change.

	Three months ended
	9/30/2016	9/30/2017	Dollar change

Net gains realized on dispositions of available-for-sale investments	$—	$.1	$.1
Ordinary dividend distributions from sponsored fund investments	1.7	5.3	3.6
Net gains recognized on deconsolidation of sponsored fund investments	1.1	.1	(1.0)
Unrealized gains on sponsored investment portfolios used to hedge the supplemental savings plan liability	—	6.1	6.1
Unrealized gains on sponsored equity method and other trading investments	9.0	7.3	(1.7)
Net investment income on sponsored fund investments not consolidated	11.8	18.9	7.1
Other investment income	2.7	10.0	7.3
Total earned from investments	14.5	28.9	14.4
Net investment income of consolidated sponsored investment portfolios	73.8	37.5	(36.3)
Other non-operating income, including net foreign currency gains	—	.9	.9
Non-operating income	$88.3	$67.3	$(21.0)

The $36.3 million decrease from the 2016 quarter in net investment income of consolidated sponsored investment portfolios for the three months ended September 30, 2017, was primarily a result of net investment income recognized in the 2016 quarter on a fund that was deconsolidated in the fourth quarter of 2016.

The impact (in millions) of consolidating certain sponsored investment portfolios on the individual lines of our condensed consolidated statements of income is as follows:

	Three months ended
	9/30/2016	9/30/2017
Operating expenses reflected in net operating income	$(3.8)	$(3.2)
Net investment income reflected in non-operating income	73.8	37.5
Impact on income before taxes	$70.0	$34.3

Net income attributable to T. Rowe Price Group’s interest in the consolidated sponsored investment portfolios	$35.1	$21.0
Net income attributable to redeemable non-controlling interests (unrelated third party investors)	34.9	13.3
Impact on income before taxes	$70.0	$34.3

Provision for income taxes

The effective tax rate for the third quarter of 2017 was 34.4%, compared with the full-year 2017 rate of 37.4% we expected at the end of the second quarter of 2017. The number of stock option exercises and the related tax benefits recognized were higher than originally expected. We currently estimate our effective tax rate for the full-year 2017 will be 35.9%. The following table provides the components of our effective income tax rate for the third quarter of 2017 and our current estimate for the full-year 2017.

	Three months ended 9/30/2017	Full-year 2017 Estimate
Statutory U.S. federal income tax rate	35.0%	35.0%
State income taxes for current year, net of federal income tax benefits	4.0	4.0
Net income attributable to redeemable non-controlling interests	(.8)	(.8)
Net excess tax benefits from stock-based compensation plans activity	(3.6)	(2.1)
Other items	(.2)	(.2)
Effective income tax rate	34.4%	35.9%

We expect there to be continued volatility in our effective tax rate in future periods as the net excess tax benefits from stock-based compensation recognized in our tax provision are impacted by market fluctuations in our stock price and the timing of when option holders exercise their awards. Our effective tax rate will also be impacted by changes in our consolidated sponsored investment portfolios that are driven by the market and changes affecting net income attributable to non-controlling interests. Our effective income tax rate also reflects the relative contribution of pre-tax income generated by our foreign subsidiaries that are subject to tax rates lower than our U.S. rates. Changes in the relative contribution of pre-tax income from U.S. and foreign sources or changes in tax rates in relevant jurisdictions may affect our effective income tax rate and overall net income in the future.

First nine months of 2016 versus first nine months of 2017.

The table below presents financial results on a U.S. GAAP basis as well as a non-GAAP basis that adjusts for the impact of the Dell appraisal rights matter, the firm's consolidated sponsored investment portfolios, the supplemental savings plan, and other non-operating income. We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results.

	Nine months ended
(in millions, except per-share data)	9/30/2016	9/30/2017	Dollar change	Percentage change

U.S. GAAP basis
Investment advisory fees	$2,761.9	$3,131.7	$369.8	13.4%
Net revenues	$3,131.7	$3,506.9	$375.2	12.0%
Operating expenses	$1,961.6	$1,929.1	$(32.5)	(1.7)%
Net operating income	$1,170.1	$1,577.8	$407.7	34.8%
Non-operating income	$214.9	$294.3	$79.4	36.9%
Net income attributable to T. Rowe Price Group	$835.2	$1,150.7	$315.5	37.8%
Diluted earnings per share on common stock of T. Rowe Price Group	$3.25	$4.60	$1.35	41.5%
Weighted average common shares outstanding assuming dilution	251.5	244.3	(7.2)	(2.9)%

Adjusted non-GAAP basis(1)
Operating expenses	$1,790.8	$1,968.1	$177.3	9.9%
Net income attributable to T. Rowe Price Group	$845.7	$977.2	$131.5	15.5%
Diluted earnings per share on common stock of T. Rowe Price Group	$3.29	$3.91	.62	18.8%

Assets under management (in billions)
Average assets under management	$768.3	$886.3	$118.0	15.4%
Ending assets under management	$812.9	$947.9	$135.0	16.6%

(1)See the reconciliation to the comparable U.S. GAAP measures at the end of the results of operations sections of this management discussion and analysis.

Investment advisory revenues earned in the first nine months of 2017 increased 13.4% over the comparable 2016 period as average assets under our management increased $118.0 billion, or 15.4%, to $886.3 billion. We waived no money market fees in the first nine months of 2017, compared to $9.4 million in the 2016 period. The average annualized fee rate earned on our assets under management was 47.2 basis points in the first nine months of 2017, compared with 48.0 basis points earned in the first nine months of 2016. Our effective fee rate has declined in part due to fee reductions we made to certain mutual funds and other portfolios since the end of 2015. The impact of the fee reductions was offset in part by higher equity valuations, which resulted in a greater percentage of our assets under management being attributable to higher fee equity portfolios, and the elimination of money market fee waivers in 2017.

Our operating results for the first nine-months of 2016 include a nonrecurring operating charge of $166.2 million related to our decision to compensate certain clients in regard to the Dell appraisal rights matter. During the first nine months of 2017, we recognized insurance recoveries totaling $50 million from claims filed in 2016 related to this matter. A quarterly summary of the financial impact of the Dell matter on our pre-tax operating expenses and pre-tax operating cash flows (in millions) since the matter arose is as follows:

Three months ended	Pre-tax operating expense	Pre-tax operating cash flow
June 30, 2016	$166.2	$(164.0)
September 30, 2016	—	(.9)
December 31, 2016	(100.0)	(1.3)
Total - 2016	66.2	(166.2)
March 31, 2017	(50.0)	140.0
June 30, 2017	—	10.0
Total impact from Dell appraisal rights matter	$16.2	$(16.2)

Our operating margin in the first nine months of 2017 was 45.0%, compared to 37.4% in the 2016 period. Excluding the impact of the Dell matter, our operating margin was 43.6% in the first nine months of 2017, and 42.7% for the comparable 2016 period.

Net revenues

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the U.S. increased 12.4%, or $249.3 million, to $2.3 billion. Average mutual fund assets in the first nine months of 2017 were $557.8 billion, an increase of 13.9% from the average for the comparable 2016 period. The increase in advisory revenues was also due in part to the reduction in money market fee waivers made in the first nine months of 2017 compared with the 2016 period.

Investment advisory revenues earned on the other investment portfolios for the first nine months of 2017 were $877.7 million, an increase of $120.5 million, or 15.9%, from the $757.2 million earned in the comparable 2016 period. Average assets in these portfolios were $328.5 billion during the first nine months of 2017, up 17.9% from the comparable 2016 period.

The results for the first nine months of 2017 include the elimination of $3.2 million in advisory and administrative fees against the related management fee expense recorded by our consolidated sponsored investment portfolios, a decrease of $2.1 million from the $5.3 million eliminated during the comparable 2016 period.

Operating expenses

Compensation and related costs were $1,218.6 million in the first nine months of 2017, an increase of $106.2 million, or 9.5%, compared to the 2016 period. The largest part of the increase is attributable to a $78.5 million increase in base salaries and related benefits which resulted from an increase of 6.1% in average headcount from the 2016 period combined with a modest increase in salaries at the beginning of 2017. The increase in average headcount also drove higher recruiting costs in the 2017 year-to-date period. The interim accrual for our annual variable compensation in the 2017 period rose $37.0 million over the interim accrual in the 2016 period. Higher market valuations on a larger supplemental savings plan liability resulted in $14.5 million in additional compensation expense in the first nine months of 2017 compared with the 2016 period. The increases in these compensation and related expenses were offset in part by an increase of $25.8 million in the level of labor capitalized in 2017 compared with the 2016 period and lower non-cash stock based compensation expense as we shifted our annual grant from twice a year to a single grant in December and experienced an increase in forfeitures over the prior comparable period.

Advertising and promotion costs were $58.2 million in the first nine months of 2017, an increase of $5.5 million, or 10.4%, compared to the 2016 period. We currently expect advertising and promotion costs for 2017 will be up to 10% higher than the 2016 year as we execute on a number of our strategic initiatives.

Occupancy and facility costs, together with depreciation expense, increased $20.6 million, or 9.1%, compared to the first nine months of 2016. The increase is attributable to higher facilities costs as well as the added costs to update and enhance technology capabilities, including related maintenance programs.

Other operating expenses were $345.2 million in the first nine months of 2017, an increase of $48.6 million from the comparable 2016 period. About half of the increase is attributable to professional fees incurred to support the firm’s continued investment in its operating capabilities. The remainder of the change from the first nine months of 2016 is a result of increases in other operating costs to meet the growing operational and regulatory business demands. These costs include those related to our defined contribution recordkeeping business, travel costs, third-party service costs, and other general and administrative costs.

Non-operating income

Net non-operating investment activity during the first nine months of 2017 resulted in income of $294.3 million, an increase of $79.4 million from the 2016 period. The following table details the components of non-operating income (in millions) during the first nine months of 2016 and 2017.

	Nine months ended
	9/30/2016	9/30/2017	Dollar change
Net gains realized on dispositions of available-for-sale investments	$52.3	$78.0	$25.7
Ordinary dividend distributions from sponsored fund investments	5.0	11.2	6.2
Net gain recognized on deconsolidation of sponsored fund investments	1.1	.1	(1.0)
Gains reclassified from accumulated other comprehensive income upon transfer of an available-for-sale sponsored investment portfolio to sponsored investment portfolios held as trading	—	23.6	23.6
Unrealized gains on sponsored investment portfolios used to hedge the supplemental savings plan liability	—	6.1	6.1
Unrealized gains on sponsored equity method and other trading investments	21.8	26.0	4.2
Net investment income on sponsored fund investments not consolidated	80.2	145.0	64.8
Other investment income	10.9	20.1	9.2
Total earned from investments	91.1	165.1	74.0
Net investment income of consolidated sponsored investment portfolios	124.0	125.8	1.8
Other non-operating expenses, including net foreign currency gains	(.2)	3.4	3.6
Non-operating income	$214.9	$294.3	$79.4

During the first nine months of 2017, non-operating income includes $30.8 million in gains realized from the disposition of certain available-for-sale investments and $23.6 million in unrealized gains recognized on sponsored trading investments that result from our decision to economically hedge the market exposure associated with our supplemental savings plan liability. In order to fund the hedge portfolio, we used the proceeds from the sale of certain available-for-sale sponsored investment holdings as well as designated a sponsored fund that was held as available-for-sale. The designation of the sponsored fund as an economic hedge transferred its accounting classification from an available-for-sale security to a trading security and resulted in the reclassification of the investment's unrealized holding gain at the date of designation to the income statement from the balance sheet where it was previously recognized.

The impact (in millions) of consolidating certain sponsored investment portfolios on the individual lines of our condensed consolidated statements of income for the first nine months of 2016 and 2017 is as follows:

	Nine months ended
	9/30/2016	9/30/2017
Operating expenses reflected in net operating income	$(9.9)	$(8.5)
Net investment income reflected in non-operating income	124.0	125.8
Impact on income before taxes	$114.1	$117.3

Net income attributable to T. Rowe Price Group’s interest in the consolidated sponsored investment portfolios	$62.1	$73.4
Net income attributable to redeemable non-controlling interests (unrelated third party investors)	52.0	43.9
Impact on income before taxes	$114.1	$117.3

Non-GAAP information and reconciliation

We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results. These measures have been established in order to increase transparency for the purpose of evaluating our core business, for comparing current results with prior period results, and to enable more appropriate comparison with industry peers. However, non-GAAP financial measures should not be considered a substitute for financial measures calculated in accordance with U.S. GAAP and may be calculated differently by other companies. The following schedule reconciles (in millions, except for per-share amounts) U.S. GAAP financial measures to non-GAAP measures for the three- and nine-month periods ended September 30, 2016 and 2017.

	Three months ended		Nine months ended
	9/30/2016	9/30/2017	9/30/2016	9/30/2017
Operating expenses, GAAP basis	$617.2	$673.2	$1,961.6	$1,929.1
Non-GAAP adjustments:
Expenses of consolidated sponsored investment portfolios, net of elimination of its related management fee(1)	(1.6)	(1.8)	(4.6)	(5.3)
Compensation expense related to market valuation changes in supplemental savings plan liability(2)		(5.7)		(5.7)
Insurance recoveries (nonrecurring charge) related to Dell appraisal rights matter(4)	—	—	(166.2)	50.0
Adjusted operating expenses	$615.6	$665.7	$1,790.8	$1,968.1

Net income attributable to T. Rowe Price Group, GAAP basis	$327.8	$390.9	$835.2	$1,150.7
Non-GAAP adjustments:
Net income of consolidated sponsored investment portfolios, net of redeemable non-controlling interests(1)	(35.1)	(21.0)	(62.1)	(73.4)
Non-operating income of investments designated as an economic hedge of supplemental savings plan liability less related compensation expense(2)		(.4)		(.4)
Non-operating income, excluding impacts of consolidated sponsored investment portfolios and investments designated as an economic hedge of supplemental savings plan liability(3)	(14.5)	(23.7)	(90.9)	(162.4)
Nonrecurring charge (insurance recoveries) related to Dell appraisal rights matter(4)	—	—	166.2	(50.0)
Income tax impacts of non-GAAP adjustments(5)	21.7	16.3	(2.7)	112.7
Adjusted net income attributable to T. Rowe Price Group	$299.9	$362.1	$845.7	$977.2

Diluted earnings per common share, GAAP basis	$1.28	$1.56	$3.25	$4.60
Non-GAAP adjustments:
Consolidated sponsored investment portfolios(1)	(.07)	(.05)	(.13)	(.18)
Non-operating income, excluding impacts of consolidated sponsored investment portfolios and investments designated as an economic hedge of supplemental savings plan liability(3)	(.04)	(.06)	(.22)	(.39)
Nonrecurring charge (insurance recoveries) related to Dell appraisal rights matter(4)	—	—	.39	(.12)
Adjusted diluted earnings per common share(6)	$1.17	$1.45	$3.29	$3.91

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

	Three months ended		Nine months ended
	9/30/2016	9/30/2017	9/30/2016	9/30/2017
Net investment income of consolidated sponsored portfolios	$73.8	$37.5	$124.0	$125.8
Operating expenses of consolidated sponsored portfolios	(3.8)	(3.2)	(9.9)	(8.5)
Net income of consolidated sponsored portfolios	70.0	34.3	114.1	117.3
Less: net income attributable to redeemable non-controlling interests	34.9	13.3	52.0	43.9
T. Rowe Price's portion of net income	$35.1	$21.0	$62.1	$73.4

(2) This non-GAAP adjustment removes the impact of market movements on the supplemental savings plan liability and related investments designated as economic hedges of the liability beginning July 1, 2017. Amounts deferred under the supplemental savings plan are adjusted for appreciation (depreciation) of hypothetical investments chosen by the employee. Since we economically hedged the exposure to these market movements, we believe it is useful to offset the non-operating investment income earned on the hedges against the related compensation expense to increase comparability period to period.

	Three months ended		Nine months ended
	9/30/2016	9/30/2017	9/30/2016	9/30/2017
Non-operating income of investments designated as an economic hedge of supplemental savings plan liability	$—	$6.1	$—	$6.1
Compensation expense from market valuation changes in supplemental savings plan liability	—	(5.7)	—	(5.7)
Non-operating income of investments designated as an economic hedge of supplemental savings plan liability less compensation expense	$—	$.4	$—	$.4

(3) This non-GAAP adjustment removes the non-operating income that remains after backing out the portion related to the consolidated sponsored investment portfolios and investments designated as an economic hedge of our supplemental savings plan liability. We believe excluding non-operating income helps the reader's ability to understand the firm’s core operating results and increases comparability to prior years. Additionally, we do not emphasize the impact of non-operating income when managing our firm and evaluating our performance.

	Three months ended		Nine months ended
	9/30/2016	9/30/2017	9/30/2016	9/30/2017
Total non-operating income	$88.3	$67.3	$214.9	$294.3
Less: net investment income of consolidated sponsored portfolios	73.8	37.5	124.0	125.8
Less: non-operating income from investments designated as an economic hedge of supplemental savings plan liability	—	6.1	—	6.1
Total other non-operating income	$14.5	$23.7	$90.9	$162.4

(4) In the second quarter of 2016, we recognized a nonrecurring charge of $166.2 million related to our decision to compensate certain clients in regard to the Dell appraisal rights matter. In the first quarter of 2017, we recognized insurance recoveries of $50 million as a reduction in operating expenses from claims that were filed in relation to the matter. We believe it is useful to readers of our consolidated statements of income to adjust for these charges and non-recurring insurance recoveries in arriving at adjusted operating expenses and net income attributable to T. Rowe Price Group, Inc. and diluted earnings per share, as this will aid with comparability to prior periods and analyzing our core business results.

(5) These were calculated using the effective tax rate applicable to the related items.

(6) This non-GAAP measure was calculated by applying the two-class method to adjusted net income attributable to T. Rowe Price Group, Inc. divided by the weighted-average common shares outstanding assuming dilution.

CAPITAL RESOURCES AND LIQUIDITY.

We increased our quarterly recurring dividend per share in March 2017 by 5.6% to $.57 per share. Additionally, we expended $456.7 million to repurchase 6.6 million shares, or 2.7%, of our outstanding common stock in the first nine months of 2017. These dividends and repurchases were expended using existing cash balances and cash generated from operations. We will generally repurchase our common stock over time to offset the dilution created by our equity-based compensation plans.

Since the end of 2014, we have returned $4.1 billion to stockholders through stock repurchases, our regular quarterly dividends, and a special dividend in 2015.

(in millions)	Recurring dividend	Special dividend	Stock repurchases	Total cash returned to stockholders
2015	$534.5	$524.5	$987.8	$2,046.8
2016	541.2	—	676.9	1,218.1
Nine months ended 9/30/2017	420.3	—	456.7	877.0
Total	$1,496.0	$524.5	$2,121.4	$4,141.9

We remain debt-free with ample liquidity, including cash and sponsored investment portfolio holdings (in millions) as follows:

	12/31/2016	9/30/2017
Cash and cash equivalents	$1,204.9	$1,869.4
Discretionary investments in sponsored investment portfolios	700.6	867.2
Total discretionary investments	1,905.5	2,736.6
Redeemable seed capital investments in sponsored investment portfolios	1,263.8	1,150.3
Investments in sponsored investment portfolios used to hedge the supplemental savings plan liability	—	178.4
Total cash and sponsored investment portfolio holdings	$3,169.3	$4,065.3

The cash and discretionary sponsored investment holdings held by our subsidiaries outside the U.S. is $394.4 million at September 30, 2017.

The following table details (in millions) the line items of the condensed consolidated balance sheet as of September 30, 2017, where our cash and sponsored portfolio investment holdings are presented as well as the amount of other investments that make up the remainder of the investments line. The investment presentation on the balance sheet is based on the type of investment, as well as how we account for the item.

	Interest Held by T. Rowe Price Group
	Cash and discretionary investments in sponsored portfolios	Redeemable Seed capital investments in sponsored portfolios	Investments in sponsored investment portfolios to hedge supplemental savings plan liability	Investment in UTI and other investments	Total	Redeemable non-controlling interest	As reported on consolidated balance sheet 9/30/2017
Cash and cash equivalents	$1,869.4	$—	$—	$—	$1,869.4	$—	$1,869.4
Investments	713.3	229.7	178.4	237.9	1,359.3	—	1,359.3
Net assets of consolidated sponsored investment portfolios	153.9	920.6	—	—	1,074.5	953.8	2,028.3
	$2,736.6	$1,150.3	$178.4	$237.9	$4,303.2	$953.8	$5,257.0

Our condensed consolidated balance sheet reflects the cash and cash equivalents, investments, other assets and liabilities of those sponsored portfolios we consolidate, as well as redeemable non-controlling interests for the portion of these sponsored portfolios that are held by unrelated third party investors. Although we can redeem our net interest in these sponsored investment portfolios at any time, we cannot directly access or sell the assets held by the portfolios to obtain cash for general operations. Additionally, the assets of these investment portfolios are not available to our general creditors. Our interest in these sponsored investment portfolios was used as initial seed capital and is recategorized as discretionary when it is determined by management that the seed capital is no longer needed. We assess the discretionary investment portfolio and seek to liquidate our interest, if decided, in a way as to not impact the portfolio and ultimately, the unrelated third party investors.

We anticipate property and equipment expenditures for the full-year 2017 to be up to $200 million, of which about two-thirds is planned for technology initiatives. Given the availability of our financial resources, we expect to fund our anticipated capital expenditures with operating resources, and do not maintain an available external source of additional liquidity.

The following table summarizes the cash flows (in millions) for the nine months ended September 30, 2016 and 2017, that are attributable to T. Rowe Price Group, our consolidated sponsored investment portfolios, and the related eliminations required in preparing the statement.

	Nine months ended
	September 30, 2016				September 30, 2017
	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated sponsored investment portfolios	Eliminations	As reported	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated sponsored investment portfolios	Eliminations	As reported
Cash flows from operating activities
Net income	$835.2	$114.1	$(62.1)	$887.2	$1,150.7	$117.3	$(73.4)	$1,194.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization of property and equipment	100.0	—	—	100.0	106.9	—	—	106.9
Stock-based compensation expense	117.9	—	—	117.9	110.6	—	—	110.6
Realized gains on dispositions of available-for-sale sponsored investment portfolios	(52.3)	—	—	(52.3)	(78.0)	—	—	(78.0)
Gains recognized upon transfer of an available-for-sale sponsored investment portfolio to sponsored investment portfolios held as trading	—	—	—	—	(23.6)	—	—	(23.6)
Net gains recognized on investments	(90.2)	—	62.1	(28.1)	(113.8)	—	73.4	(40.4)
Investments in sponsored investment portfolios held as trading to economically hedge supplemental savings plan liability	—	—	—	—	(129.0)	—	—	(129.0)
Net change in trading securities held by consolidated sponsored investment portfolios	—	(1,084.1)	—	(1,084.1)	—	(1,210.5)	—	(1,210.5)
Other changes in assets and liabilities	324.7	6.9	(4.0)	327.6	438.6	(12.9)	(3.5)	422.2
Net cash provided by (used in) operating activities	1,235.3	(963.1)	(4.0)	268.2	1,462.4	(1,106.1)	(3.5)	352.8
Net cash provided by (used in) investing activities	(163.1)	54.3	219.1	110.3	(63.2)	(46.0)	184.6	75.4
Net cash provided by (used in) financing activities	(843.5)	1,013.3	(215.1)	(45.3)	(734.7)	1,186.4	(181.1)	270.6
Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment portfolios	—	(18.2)	—	(18.2)	—	6.9	—	6.9
Net change in cash and cash equivalents during period	228.7	86.3	—	315.0	664.5	41.2	—	705.7
Cash and cash equivalents at beginning of year	1,172.3	—	—	1,172.3	1,204.9	65.6	—	1,270.5
Cash and cash equivalents at end of period	$1,401.0	$86.3	$—	$1,487.3	$1,869.4	$106.8	$—	$1,976.2

Operating activities attributable to T. Rowe Price Group during the first nine months of 2017 provided cash flows of $1,462.4 million, an increase of $227.1 million from the 2016 period. The increase is largely attributable to the timing differences of cash flows related to the Dell appraisal rights matter as we paid $164.9 million to certain T. Rowe Price clients in the first nine months of 2016 and received related insurance recoveries of $150.0 million in the first nine-months of 2017. This change in cash flows from the Dell appraisal rights matter was offset by cash outflows in the 2017 period for new investments made into sponsored investment portfolios held as trading in order to economically hedge our supplemental savings plan liability. Our interim operating cash flows do not include the cash impact of variable compensation that is accrued throughout the year before being substantially paid out in December. The net cash provided by operating activities attributable to T. Rowe Price Group was offset in part by the net change in trading securities held in our consolidated sponsored investments’ underlying investment portfolios.

Net cash used in investing activities that are attributable to T. Rowe Price Group totaled $63.2 million in the first nine months of 2017, an increase of $99.9 million from the comparable 2016 period. During the first nine months of 2017, we realized $188.9 million more net proceeds from the purchases and sales of our available-for-sale investments compared with the 2016 period. Additionally, the amount of seed capital investments we provided in the first nine months of 2017 decreased by $34.5 million compared with the 2016 period. Since we consolidate these sponsored investment portfolios, our investment was eliminated in preparing our consolidated condensed statement of cash flow. These net increases in investing cash flows were offset by an $82.8 million decrease in proceeds from the sales of equity method investments and a $16.6 million increase in property and equipment expenditures during the first nine months of 2017 compared with the 2016 period. The cash flow attributable to consolidated sponsored investment portfolios of $46.0 million represents the aggregate net cash removed from our balance sheet from consolidating and deconsolidating portfolios during the first nine months of 2017. During the 2016 period the equivalent cash flow activity added $54.3 million to our balance sheet.

Net cash used in financing activities attributable to T. Rowe Price Group were $734.7 million in the first nine months of 2017 compared with $843.5 million in the 2016 period. The decrease in cash used in financing activities is related in part to a reduction of $69.0 million for common stock repurchases as the higher stock price led to fewer shares being repurchased in the 2017 period. Additionally, the higher stock price in 2017 led to a larger number of stock option exercises resulting in a $54.0 million increase in related cash proceeds compared with the 2016 period. The remaining change in reported cash flows from financing activities is primarily attributable to a $207.2 million increase in net subscriptions received from redeemable non-controlling interest holders of our consolidated sponsored investment portfolios during the first nine months of 2017 compared to the 2016 period.

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

NEW ACCOUNTING STANDARDS.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 — Revenue from Contracts with Customers, and subsequently has issued five related accounting standard updates clarifying several aspects of ASU 2014-09, including technical corrections and improvements. The overall objective of the new standards updates is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The revenue standard contains principles that will be applied to determine the measurement of revenue and timing of when it is recognized. We will adopt the new standard on its effective date, January 1, 2018, though we have not yet selected whether we will adopt using the retrospective approach with adjustments to each prior period or the retrospective method with the cumulative effect of initial application recognized at the date of initial application. Our implementation efforts include a detailed review of revenue contracts within the scope of the guidance and evaluation of the impact on the Company's revenue recognition policies. While we are continuing to assess all potential impacts these standards will have on our financial position and results of operations, our initial conclusions indicate that these standards will not materially change the timing of revenue recognition. However, the presentation of about $60 million in certain revenue related costs will change from being reported net against related-revenues to being reported in operating expenses. We continue to evaluate the impact of the guidance on disclosures.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01 — Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017, and requires a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Early adoption is not permitted. The new guidance will require the change in fair value of equity investments with readily determinable fair values to be recognized through the income statements. We are currently evaluating the full impact of the standard, however, upon adoption the change in the fair value of our available-for-sale investments after January 1, 2018, will be recognized in our consolidated income statement rather than our consolidated statement of comprehensive income.

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

FORWARD-LOOKING INFORMATION.

From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this report, may contain certain forward-looking information, including information or anticipated information relating to: our revenues, net income and earnings per share of common stock; changes in the amount and composition of our assets under management; our expense levels; our estimated effective income tax rate; and our expectations regarding financial markets, future transactions and strategic initiatives, dividends, investments, capital expenditures, stock repurchases, and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A, Risk Factors, of our Form 10-K Annual Report for 2016. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

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

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of September 30, 2017 are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the third quarter of 2017, and has concluded that there was no change during the third quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On February 14, 2017, T. Rowe Price Group, Inc., T. Rowe Price Associates, Inc., T. Rowe Price Trust Company, current and former members of the management committee, and trustees of the T. Rowe Price U.S. Retirement Program were named as defendants in a lawsuit filed in the United States District Court for the District of Maryland. The lawsuit alleges breaches of ERISA’s fiduciary duty and prohibited transaction provisions on behalf of a class of all participants and beneficiaries of the T. Rowe Price 401(k) Plan from February 14, 2011, to the time of judgment. The plaintiffs are seeking certification of the complaint as a class action. T. Rowe Price believes the claims are without merit and is vigorously defending the action. This matter is in the early stages of litigation and we cannot predict the eventual outcome or whether it will have a material negative impact on our financial results, or estimate the possible loss or range of loss that may arise from any negative outcome.

On April 27, 2016, certain shareholders in the T. Rowe Price Blue Chip Growth Fund, T. Rowe Price Capital Appreciation Fund, T. Rowe Price Equity Income Fund, T. Rowe Price Growth Stock Fund, T. Rowe Price International Stock Fund, T. Rowe Price High Yield Fund, T. Rowe Price New Income Fund and T. Rowe Price Small Cap Stock Fund (the “Funds”) filed a Section 36(b) complaint under the caption Zoidis v. T. Rowe Price Assoc., Inc., against T. Rowe Price Associates, Inc. (“T. Rowe Price”) in the United States District Court for the Northern District of California. The complaint alleges that the management fees for the identified funds are excessive because T. Rowe Price charges lower advisory fees to subadvised clients with funds in the same strategy. The complaint seeks to recover the allegedly excessive advisory fees received by T. Rowe Price in the year preceding the start of the lawsuit, along with investments’ returns and profits. In the alternative, the complaint seeks the rescission of each fund’s investment management agreement and restitution of any allegedly excessive management fees. T. Rowe Price believes the claims are without merit and is vigorously defending the action. This matter is in the early stages of litigation and we cannot predict the eventual outcome or whether it will have a material negative impact on our financial results, or estimate the possible loss or range of loss that may arise from any negative outcome.

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

Potential impacts of current or proposed legal or regulatory requirements include, without limitation, the following:

The revised Markets in Financial Instruments Directive (MiFID II Directive) and Regulation (MiFIR) (together “MiFID II”) will apply across the European Union (“EU”) and member states of the European Economic Area beginning on January 3, 2018, unless this date is extended. Implementation of MiFID II will significantly impact both the structure and operation of EU financial markets. Some of the main changes introduced under MiFID II include applying enhanced disclosure requirements, enhancing conduct of business and governance requirements, broadening the scope of pre and post trade transparency, increasing transaction reporting requirements, transforming the relationship between client commissions and research, and further regulation of trading venues. We expect that the implementation of MiFID II will increase our costs, though not materially, as we made the decision in the third quarter of 2017 that we would pay for third-party investment research used by our UK-based investment manager, T. Rowe Price International Ltd.

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

In 2016, we paid $166.2 million to compensate certain T. Rowe Price mutual funds, trusts, separately managed accounts, and subadvised clients (collectively, “Clients”) for the denial of their appraisal rights by the Delaware Chancery Court (Court) in connection with the 2013 leveraged buyout of Dell, Inc. (Dell). The Court ruled on May 11, 2016, that the Clients could not pursue an appraisal of any shares they held that were voted in favor of the Dell merger. The appraisal statute governing the transaction required the record holder to vote against or abstain from voting on the transaction in order to assert appraisal rights. After previously voting against prior transaction proposals, the voting instructions submitted on behalf of the Clients in connection with voting on the final proposed transaction were incorrectly submitted in favor of the transaction. On May 31, 2016, the Court determined that the fair value of Dell at the time of the merger was $17.62 per share, as opposed to the $13.75 price offered in the transaction. As a result, any shareholder perfecting appraisal rights is entitled to a payment at $17.62 per share plus statutory interest from the date the Dell transaction closed. The compensation to Clients was intended to make them whole for the voting discrepancy that resulted in the denial of their appraisal rights. On December 30, 2016, we signed a settlement agreement with our insurance carrier for insurance proceeds totaling $100 million related to this matter. We received the settlement in the first quarter of 2017. Additionally, we signed settlement agreements totaling $50 million in the first quarter of 2017. As of June 30, 2017, we have received the entire $150 million in related proceeds.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchase activity during the third quarter of 2017 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July	438,287	$80.74	—	15,315,793
August	211,732	$83.41	—	15,315,793
September	327,736	$85.23	117,014	15,198,779
Total	977,755	$82.82	117,014

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorization, outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options, and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the third quarter of 2017, 860,473 were related to shares surrendered in connection with employee stock option exercises and 268 were related to shares withheld to cover tax withholdings associated with the vesting of restricted stock awards.

The 117,014 shares of our common stock were repurchased pursuant to the Board of Directors’ December 10, 2015, publicly announced authorization. The maximum number of shares that may yet be purchased as of September 30, 2017, under the Board of Directors’ December 10, 2015, and December 6, 2016, publicly announced authorizations is 15,198,779.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On October 26, 2017, we issued an earnings release reporting our results of operations for the third quarter of 2017 and first nine months of 2017. A copy of that earnings release is furnished herewith as Exhibit 99. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

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

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of December 10, 2015. (Incorporated by reference from Form 8-K Current Report filed on December 10, 2015.)

10.03	Transfer Agency and Service Agreement as of January 1, 2017, between T. Rowe Price Services, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 27, 2017.)

10.04	Agreement as of January 1, 2017, between T. Rowe Price Retirement Plan Services, Inc. and certain of the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 27, 2017.)

10.05	Fund Accounting Services Agreement as of August 1, 2015 between T. Rowe Price Associates, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 27, 2017.)

10.22.1	First amendment to agreement between T. Rowe Price Group, Inc. and Kenneth V. Moreland dated August 21, 2017. (Incorporated by reference from Form 8-K Current Report filed on August 25, 2017.)

10.23	2017 Non-Employee Director Equity Plan (Incorporated by reference from Form S-8 registration statement filed on April 27, 2017.)

10.23.1
Statements of additional terms and conditions for awards granted under the 2017 Non-Employee Director Equity Plan (Incorporated by reference from Form S-8 registration statement filed on April 27, 2017.)

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99.1	Earnings release issued October 26, 2017, reporting our results of operations for the third quarter and first nine months of 2017.

101
The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s unaudited condensed consolidated interim financial statements and notes that are included in this Form 10-Q Report.

101.INS XBRL Instance Document (File name: trow-20170930.xml).

101.SCH XBRL Taxonomy Extension Schema Document (File name: trow-20170930.xsd).

101.CAL XBRL Taxonomy Calculation Linkbase Document (File name: trow-20170930_cal.xml).

101.LAB XBRL Taxonomy Label Linkbase Document (File name: trow-20170930_lab.xml).

101.PRE XBRL Taxonomy Presentation Linkbase Document (File name: trow-20170930_pre.xml).

101.DEF XBRL Taxonomy Definition Linkbase Document (File name: trow-20170930_def.xml).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 26, 2017.
T. Rowe Price Group, Inc.

By:    /s/ Kenneth V. Moreland
Vice President, Chief Financial Officer and Treasurer