Form 10-K
period 2017-12-31
PRICE T ROWE GROUP INC
filed 2018-02-16
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    [   ]  Yes    [X]  No
The aggregate market value of the common equity (all voting) held by non-affiliates (excludes current executive officers and directors) computed using $74.21 per share (the NASDAQ Official Closing Price on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter) was $17.4 billion.
The number of shares outstanding of the registrant's common stock as of the latest practicable date, February 14, 2018, is 244,444,519.
DOCUMENTS INCORPORATED BY REFERENCE: In Part III, the Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.
Exhibit index begins on page 78.

PART I

Item 1.	Business.

GENERAL.

T. Rowe Price Group, Inc. is a financial services holding company that provides global investment management services through its subsidiaries to investors worldwide. We provide an array of T. Rowe Price U.S. mutual funds (Price Funds), other T. Rowe Price investment products, subadvisory services, separate account management, recordkeeping, and related services to individuals, advisors, institutions, financial intermediaries, and retirement plan sponsors. We are focused on delivering global investment management excellence to help clients around the world achieve their long-term investment goals.

The late Thomas Rowe Price, Jr., founded our firm in 1937, and the common stock of T. Rowe Price Associates, Inc. was first offered to the public in 1986. The T. Rowe Price Group corporate holding company structure was established in 2000.

We derive the vast majority of our consolidated net revenue and net income from investment advisory services provided by our subsidiaries, primarily T. Rowe Price Associates and T. Rowe Price International Ltd. Our revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations. At December 31, 2017, we had $991.1 billion in assets under management, including $606.3 billion in the T. Rowe Price U.S. mutual funds and $384.8 billion in other investment products.

2017 FINANCIAL HIGHLIGHTS.

U.S. stocks posted excellent returns in 2017. In fact, it was the ninth consecutive year of positive total returns for the S&P 500 Index. Most major stock indexes finished the year near record highs amid expectations that the new U.S. tax law would lift corporate profits and add to U.S. economic growth in 2018. The S&P 500 Index and the NASDAQ Composite Index, which is heavily weighted in technology companies, returned 21.8% and 28.2%, respectively, in 2017. Developed non-U.S. equity markets outperformed the broad U.S. market in 2017, as a weaker dollar enhanced returns to U.S. investors. Global bond returns were mostly positive in 2017.

The table below presents financial results on a U.S. GAAP basis as well as a non-GAAP basis that adjusts for the impact of the Dell appraisal rights matter, the consolidated T. Rowe Price investment products, the supplemental savings plan, other non-operating income, and the non-recurring charge recognized in 2017 related to the enactment of U.S. tax reform. We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results.

(in millions, except per-share data)	2016	2017	Dollar change	Percentage change

U.S. GAAP Basis
Investment advisory fees	$3,728.7	$4,287.7	$559.0	15.0%
Net revenues	$4,222.9	$4,793.0	$570.1	13.5%
Operating expenses	$2,489.5	$2,684.2	$194.7	7.8%
Net operating income	$1,733.4	$2,108.8	$375.4	21.7%
Non-operating income	$227.1	$396.3	$169.2	74.5%
Net income attributable to T. Rowe Price Group	$1,215.0	$1,497.8	$282.8	23.3%
Diluted earnings per common share	$4.75	$5.97	$1.22	25.7%
Weighted average common shares outstanding assuming dilution	250.3	245.1	(5.2)	(2.1)%

Adjusted(1)
Operating expenses	$2,416.8	$2,715.8	$299.0	12.4%
Net income attributable to T. Rowe Price Group	$1,148.9	$1,361.1	$212.2	18.5%
Diluted earnings per common share	$4.49	$5.43	$.94	20.9%

Assets under management (in billions)
Average assets under management	$778.2	$909.0	$130.8	16.8%
Ending assets under management	$810.8	$991.1	$180.3	22.2%

(1) See the reconciliation to the comparable U.S. GAAP measures at the end of the Results of Operations sections of Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.
.
In 2016, we paid our clients $166.2 million to compensate them for the denial of their appraisal rights in connection with the 2013 leveraged buyout of Dell. We made claims with our insurance carriers and, on December 30, 2016, entered into an agreement with our primary insurance carrier to recover $100 million from the claim. The insurance proceeds were recognized as an offset to the related $166.2 million charge in 2016. In 2017, we received $50 million in additional recoveries from our insurance carriers and recognized a related reduction in operating expenses. In 2017, we recognized a non-recurring charge of $71.1 million to reflect the estimated effect of the U.S. tax law changes enacted on December 22, 2017, in a comprehensive tax reform bill originally known as the Tax Cuts and Jobs Act ("Tax Reform"). The recognized charge was based on current interpretation of the tax law changes, and includes $18.9 million for the remeasurement of our deferred tax assets and liabilities, and a $52.2 million tax liability for the mandatory deemed repatriation of foreign sourced net earnings.

Assets Under Management.

Assets under management ended 2017 at $991.1 billion, an increase of $180.3 billion from the end of 2016. During 2017, investors entrusted net inflows of $14.0 billion to our management and market appreciation and income, net of distributions not reinvested, added $166.3 billion. In 2017, our net cash flows include $7.1 billion in our target date retirement products, which provide shareholders with a single, diversified portfolio that invests in underlying T. Rowe Price U.S. mutual funds or collective investment trusts. The assets under management in these products totaled $232.1 billion at December 31, 2017, or 23.4% of our managed assets at December 31, 2017, compared with 23.3% at the end of 2016.

Capital Resources.

At December 31, 2017, we remain debt-free with ample liquidity, including cash and discretionary investments in T. Rowe Price products of $2.7 billion. We also have seed capital investments in T. Rowe Price investment products of $1.2 billion that are redeemable, although we generally expect to be invested for several years until unrelated third-party investors substantially reduce our relative ownership percentage. We paid $2.28 per share in regular dividends in 2017, an increase of 5.6% over the $2.16 per share in regular dividends paid in 2016. Additionally, we expended $458.1 million to repurchase 6.6 million shares, or 2.7%, of our outstanding common stock in 2017. We invested $186.1 million during the year in capitalized technology and facilities. These cash expenditures were made from existing cash balances.

Additional information concerning our assets under management, results of operations, and financial condition, during the past three years is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, as well as our consolidated financial statements, which are included in Item 8 of this Form 10-K.

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

Despite the headwinds, we believe there are significant opportunities that align to our core capabilities. As such, we are responding with several multi-year initiatives that are designed to strengthen our long-term competitive position and can be categorized into three areas: broadening our product offerings and vehicles; strengthening and deepening distribution across all channels; and strengthening our technology platform and digital capabilities. We have seen early, encouraging signs of success in the execution of these strategic imperatives.

INVESTMENT MANAGEMENT SERVICES.

Distribution Channels.

We distribute our products in countries located within three broad geographical regions: North America, Europe Middle East and Africa (EMEA), and Asia Pacific (APAC). We accumulate our assets under management from a diversified client base across five primary distribution channels: U.S. financial intermediaries; EMEA and APAC financial intermediaries; individual U.S. investors on a direct basis; U.S. retirement plan sponsors for which we provide recordkeeping services; and institutional investors globally. Investors domiciled outside the U.S. represent nearly 6% of total assets under management at the end of 2017. We service clients in 47 countries around the world. The following table outlines the types of products within each distribution channel through which our assets under management as of December 31, 2017, are sourced.

U.S. financial intermediaries	EMEA & APAC financial intermediaries	Individual U.S. investors on a direct basis	U.S. retirement plan sponsors	Global institutions

U.S. Mutual Funds	SICAVs(1) / FCPs (2)	U.S. Mutual Funds	U.S. Mutual Funds	U.S. Mutual Funds
Collective Investment Trusts	Australian Unit Trusts (AUTS)	Separate Accounts	Collective Investment Trusts	Collective Investment Trusts
Subadvised Accounts	OEICs(3)	College Savings Plans	Separate Accounts	SICAVs(1) / FCPs (2)
Managed Accounts / Model Delivery	Cayman Funds	Model Delivery		Separate / Subadvised Accounts
College Savings Plans	Subadvised Accounts			Canadian Pension Pooled Funds
(1)Société d'Investissement à Capital Variable (Luxembourg), (2)Fonds Commun de Placement (Luxembourg), (3)Open ended investment company (U.K.)

Investment Capabilities.

We manage a broad range of investment strategies in equity, fixed income, and asset allocation across sectors, styles and regions. Our strategies are designed to meet the varied and changing needs and objectives of investors and are delivered across a range of vehicles. For the Price Funds, investors select the fund based on the distinct objective that is described in each fund’s prospectus and can exchange balances among the funds as permitted when economic and market conditions or their investment needs change. The investment objectives and investment management approaches employed in our other investment products are similar to those in the Price Funds. We also offer specialized advisory services, including management of stable value investment contracts, modeled asset allocation solutions, and a distribution management service for the disposition of equity securities our clients receive from third-party venture capital investment pools.

The following table sets forth our broad investment capabilities as of December 31, 2017.

Equity		Fixed income		Asset allocation
U.S.	International / Global	U.S.	International / Global	U.S. / International / Global

Large-Cap: Growth, Core, Value	Global: All-Cap, Growth, Value	Aggregate Bond Index	Global Aggregate	Target Date/Custom Target Date
Mid-Cap: Growth, Core, Value	International Developed	Core Bond	Global Multi-Sector	Target Allocation
Small-Cap: Growth, Core, Value	International Small-Cap	Credit Opportunities	Global Dynamic Bond	Global Allocation
Quantitative Equity: Multi-Cap, Style Index	Emerging Markets: Global, Regional	Corporate	Global High Income	Managed Volatility
Tax Efficient	Europe	Bank Loan	Emerging Markets	Multi-Asset Solutions
Sectors	Japan	High Yield	International Developed	Real Assets
	Australia	Stable Value	Global Corporate	Retirement Income
	Asia (ex Japan)	Securitized	Global High Yield
		Treasury	Global Government
Short Duration
Municipal

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

Our research staff operates primarily from offices located in the U.S. and England with additional staff based in Australia, Hong Kong, Japan, Singapore and Switzerland. We also use research provided by brokerage firms and security analysts in a supportive capacity and information received from private economists, political observers, commentators, government experts, and market analysts. Our securities selection process for some investment portfolios is based on quantitative analysis using computerized data modeling.

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

We typically provide seed capital for new investment products to enable the portfolio manager to begin building an investment performance history in advance of the portfolio receiving sustainable client assets. The length of time we hold our seed capital investment will vary for each new investment product as it is highly dependent on how long it takes to generate cash flows into the product from unrelated investors. We attempt to ensure that the new investment product has a sustainable level of assets from unrelated shareholders before we consider redemption of our seed capital investment in order to not negatively impact the new investment product's net asset value or its investment performance record. At December 31, 2017, we had seed capital investments of $1.2 billion in our products.

Conversely, we may also close or limit new investments across all T. Rowe Price investment products in order to maintain the integrity of the investment strategy and to protect the interests of its existing shareholders and investors. At present, the following strategies are generally closed to new investors:

Strategy	Year closed
U.S. Mid-Cap Growth	2010
U.S. Mid-Cap Value	2010
High Yield Bond	2012
U.S. Small-Cap Growth	2013
U.S. Small-Cap Core	2013
Capital Appreciation	2014
Global Technology	2017

Assets under Management.

The following table shows our assets under management (in billions), by distribution channel, vehicle, account type, and asset class:

	2016	2017
Assets under management by distribution channel
Global intermediaries(1)	$395.5	$496.9
Individual U.S. investors	147.1	169.8
U.S. retirement plan sponsors	100.0	111.2
Global institutions(1)(2)	168.2	213.2
Total assets under management	$810.8	$991.1
(1) Includes U.S., EMEA, and APAC financial intermediaries and institutions,and
(2) Includes T. Rowe Price investments in proprietary products, assets of the T. Rowe Price employee benefit plans, Private Asset Management accounts, and other.

Assets under management by vehicle
T. Rowe Price U.S. mutual funds	$514.2	$606.3
Other investment products
T. Rowe Price collective investment trusts	57.7	88.9
T. Rowe Price stable value and variable annuity products	18.3	19.2
T. Rowe Price SICAVs and other funds regulated outside the U.S.	13.7	21.5
Subadvised and separately managed accounts	206.9	255.2
Total other investment products	296.6	384.8
Total assets under management	$810.8	$991.1

Assets under management by account type
Defined contribution - investment only	$255.4	$307.1
Defined contribution - recordkept assets	97.2	103.6
Other retirement and deferred annuity assets	208.1	260.3
Total retirement and tax deferred annuity assets	560.7	671.0
Other	250.1	320.1
Total assets under management	$810.8	$991.1

Assets under management by asset class
Equity	$450.6	$564.1
Fixed income	121.2	134.4
Asset allocation	239.0	292.6
Total assets under management	$810.8	$991.1

Non-U.S. dollar denominated securities held in client accounts are $135.7 billion, or 13.7%, of our total assets under management at December 31, 2017 and $95.4 billion, or 11.8% at December 31, 2016.

Investment Advisory Fees.

We provide investment advisory services through our subsidiaries to the Price Funds; clients on a separately managed or subadvised account basis; and other T. Rowe Price products, including collective investment trusts, target date retirement trusts, funds offered to investors outside the U.S., and portfolios offered through variable annuity life insurance plans in the U.S.

Ten of our 178 Price Funds - Growth Stock, Blue-Chip Growth, Mid-Cap Growth, Capital Appreciation, Value, New Horizons, New Income, Equity Income, International Stock, and Emerging Markets Stock -accounted for approximately 36% of our investment advisory revenues in 2017, and approximately 29% of our assets under management at December 31, 2017. Our largest client account relationship, apart from the Price Funds, is with a third-party financial intermediary that accounted for about 6% of our investment advisory revenues in 2017.

Price Funds.

At December 31, 2017, assets under our management in the Price Funds aggregated $606.3 billion, an increase of 17.9% or $92.1 billion from the beginning of the year. Investment advisory services are provided to each U.S. mutual fund under individual investment management agreements that grant the fund the right to use the T. Rowe Price name. The Boards of the respective funds, including a majority of directors who are not interested persons of the funds or of T. Rowe Price Group (as defined in the Investment Company Act of 1940), must approve the investment management agreements annually. Fund shareholders must approve material changes to these investment management agreements. Each agreement automatically terminates in the event of its assignment (as defined in the Investment Company Act) and, generally, either party may terminate the agreement without penalty after a 60-day notice. The termination of one or more of these agreements could have a material adverse effect on our results of operations. Independent directors and trustees of the Price Funds regularly review our fee structures.

The advisory fee paid monthly by each of the Price Funds is computed on a daily basis by multiplying a fund’s net assets by its effective fee rate. For the majority of the Price Funds, the fee rate is equal to the sum of a tiered group fee rate plus an individual fund rate. The tiered group rate is based on the combined net assets of nearly all of the Price Funds. If the combined net assets of these Price Funds exceed $650 billion, the weighted-average fee across pricing tiers is 28.6 basis points for the first $650 billion of net assets plus 26.5 basis points for net assets in excess of $650 billion. To the extent that the combined net assets of the funds included in the group rate calculation increase, the group charge component of a fund's advisory fee rate and the resulting advisory fee rate paid by each fund will decrease.

The individual fund rates are generally flat rates that are set based on the fund’s specific investment objective. Several funds including; the Blue Chip Growth, Equity Income, Growth Stock, and Mid-Cap Growth funds, have an effective tiered individual fund rate in which their base individual flat rate is reduced by about 15% on net assets in excess of $15 billion. The New Income and Value funds have their base individual flat rate reduced by about 15% on net assets in excess of $20 billion. The Capital Appreciation Fund has its base individual flat rate reduced by 10% on net assets in excess of $27.5 billion. The effective fee rates for each of the stock and bond funds on which we earned annual advisory fees of approximately $6.0 million or greater in 2017, varied from a low of 31 basis points for the Limited Duration Inflation Focused Bond fund to a high of 104 basis points for the Emerging Markets Stock and International Discovery funds.

The fee rate of several of the Price Funds, including the Index and Summit funds as well as specific funds offered solely to institutional investors, does not include a group fee component but rather an individual fund fee or an all-inclusive fee. An all-inclusive fee covers both the investment management fee and ordinary operating expenses incurred by the fund and, as a result, our management fee varies with the level of operating expenses a fund incurs. Each of the funds in the Spectrum Funds series and in the target date retirement funds series that we offer invests in a diversified portfolio of other Price Funds and has no separate investment advisory fee; rather, they indirectly bear the expenses of the funds in which they invest.

Each Price fund typically bears all expenses associated with its operation and the issuance and redemption of its securities. In particular, each fund pays investment advisory fees; shareholder servicing fees and expenses; fund accounting fees and expenses; transfer and sub-transfer agent fees; custodian fees and expenses; legal and auditing fees; expenses of preparing, printing and mailing prospectuses and shareholder reports to existing shareholders; registration fees and expenses; proxy and annual meeting expenses; and independent trustee or director fees and expenses.

We usually provide that a newly organized fund’s expenses will not exceed a specified percentage of its net assets during an initial operating period. Generally, during the earlier portion of the period, we will waive advisory fees and absorb other fund expenses, such as those described above, in excess of these self-imposed limits. During the latter portion of the period, we may recover some or all of the waived fees and absorbed costs, but such recovery is not assured.

During 2015 and 2016, we voluntarily waived $47.6 million and $10.5 million, respectively, in money market related fees, including advisory fees and fund expenses in order to maintain a positive yield for investors. In 2017, money market waivers were negligible.

Other investment products.

Our other investment products had assets under management of $384.8 billion at December 31, 2017, an increase of $88.2 billion from the beginning of the year. We charge fees for investment management to these clients based on, among other things, the specific investment services to be provided. Our standard form of investment advisory agreement with other T. Rowe Price products, that pay management fee on a daily basis, normally provides for termination with thirty day notice. Our standard separately managed account agreements provide for termination at any time and the refunding of any unearned fees paid in advance. Our standard subadvised client account agreement typically provides for termination with sixty days notice.

Our subsidiaries, T. Rowe Price (Luxembourg) Management Sàrl and T. Rowe Price International, provide management company and investment management services, respectively, to our Luxembourg-based SICAVs and FCPs and AUTs. T. Rowe Price (Luxembourg) Management Sàrl and T. Rowe Price International, provide authorized corporate depositor and investment management services, respectively, to our UK-based OEICs. Our subsidiaries, T. Rowe Price Associates and T.Rowe Price Hong Kong may also provide subadvised investment management services to these global investment products. We distribute these products outside the U.S. through distribution agents and other financial intermediaries. The fees we earn for distributing and marketing these products are part of our overall investment management fees for managing the product assets. We currently recognize any related distribution fees paid to these financial intermediaries in other operating expenses.

In addition to providing investment management services to the Price Funds, our subsidiaries, T. Rowe Price Associates and T. Rowe Price International, offer separately managed institutional investment management and subadvised investment management services to global intermediaries. Our subsidiary, T. Rowe Price Trust Company, offers and provides investment management services to our T. Rowe Price collective investment trusts, which are used in the investment portfolios of certain qualified U.S. retirement plans.

Our fees for managing these other investment products are computed using the value of assets under our management at a contracted annual fee rate. The value of assets under management billed is generally based on daily valuations, end of billing period valuations, or month-end average valuations. In 2017, approximately 76% of our advisory fees were recognized based on daily portfolio valuations, 15% were based on end of billing period valuations, and 9% were based on month-end averages.

ADMINISTRATIVE SERVICES.

We also provide certain administrative services as ancillary services to our investment advisory clients. These administrative services are provided by several of our subsidiaries and include mutual fund transfer agent, accounting, distribution, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans investing in T. Rowe Price U.S. mutual funds; recordkeeping services for defined contribution retirement plans investing in mutual funds outside the T. Rowe Price complex; brokerage; and trust services.

Our subsidiaries provide administrative services to the Price Funds and their shareholders. T. Rowe Price Services provides mutual fund transfer agency and shareholder services, including the staff, facilities, technology, and other equipment to respond to inquiries from fund shareholders. The Price Funds contract directly with BNY Mellon to provide mutual fund accounting services, including maintenance of financial records, preparation of financial statements and reports, daily valuation of portfolio securities, and computation of daily net asset values per share to the Price Funds.

T. Rowe Price Retirement Plan Services provides participant accounting and plan administration for defined contribution retirement plans that invest in the Price Funds, the T. Rowe Price collective investment trusts, and funds outside the T. Rowe Price complex. T. Rowe Price Retirement Plan Services also provides transfer agent services to the Price Funds. Plan sponsors and participants compensate us for some of the administrative services while the Price Funds and outside fund families compensate us for maintaining and administering the individual participant accounts for those plans that invest in the respective funds. As of December 31, 2017, we provided recordkeeping services for $177 billion in assets under administration, of which $111 billion are assets we manage.

T. Rowe Price Trust Company provides administrative trustee services. Through this entity, which is a Maryland-chartered limited service trust company, we serve as trustee for employer sponsored retirement plans and other retirement products.
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

DISTRIBUTION AND SERVICING.

The Investor Class of all Price Funds can be purchased in the U.S. on a no-load basis, without a sales commission or 12b-1 fee. No-load mutual fund shares offer investors a low-cost and relatively easy method of directly investing in a variety of stock and fixed income products. The I Class of certain Price Funds is designed to meet the needs of institutionally oriented clients who seek investment products with lower shareholder servicing costs and lower expense ratios. This share class limits ordinary operating expenses (other than interest; expenses related to borrowings, taxes, and brokerage; and any non-extraordinary expenses) at 5 basis points for a period of time and there are no external payments for 12b-1 or administrative fee payments.

Certain of the Price Funds also offer Advisor Class and R Class shares that are distributed to investors and defined contribution retirement plans, respectively. These share classes pay 12b-1 fees of 25 and 50 basis points, respectively, for distribution, administration, and personal services. Our subsidiary, T. Rowe Price Investment Services (TRPIS), is the principal distributor of the Price Funds and hires third-party financial intermediaries to distribute these share classes. TRPIS enters into agreements with each intermediary under which each fund is responsible to pay the distribution and service fees directly to the applicable intermediaries. In addition, those Price Funds offered to investors through variable annuity life insurance plans have a share class that pays a 12b-1 fee of 25 basis points.

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

REGULATION.

All aspects of our business are subject to extensive federal, state, and foreign laws and regulations. These laws and regulations are primarily intended to benefit or protect our clients and T. Rowe Price product shareholders. They generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the conduct of our business in the event that we fail to comply with laws and regulations. Possible sanctions that may be imposed on us, in the event that we fail to comply, include the suspension of individual employees, limitations on engaging in certain business activities for specified periods of time, revocation of our investment adviser and other registrations, censures, and fines.

T. Rowe Price Associates, T. Rowe Price International, T. Rowe Price (Canada), Inc., T. Rowe Price Hong Kong Limited, T. Rowe Price Singapore Private Ltd., and T. Rowe Price Advisory Services, Inc. are registered with the Securities and Exchange Commission (SEC) as investment advisers under the Investment Advisers Act of 1940. The Investment Advisers Act of 1940 imposes substantive regulation around, among other things, fiduciary duties to clients, transactions with clients, effective compliance programs, conflicts of interest, advertising, recordkeeping, reporting, and disclosure requirements.

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

T. Rowe Price Investment Services is a registered broker-dealer and member of the Financial Industry Regulatory Authority (FINRA) and the Securities Investor Protection Corporation. This subsidiary provides introducing brokerage services primarily to complement the other services provided to shareholders of the Price Funds. Pershing, a third-party clearing broker and an affiliate of BNY Mellon, maintains our brokerage’s customer accounts and clears all transactions.

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

COMPETITION.

As a member of the financial services industry, we are subject to substantial competition in all aspects of our business. A significant number of proprietary and other sponsors’ mutual funds are sold to the public by other investment management firms, broker-dealers, mutual fund companies, banks, and insurance companies. We compete with brokerage and investment banking firms, insurance companies, banks, mutual fund companies, hedge funds, and other financial institutions and funds in all aspects of our business and in every country in which we offer our advisory services. Many of these financial institutions have substantially greater resources than we do. We compete with other providers of investment advisory services primarily based on the availability and objectives of the investment products offered, investment performance, fees and related expenses, and the scope and quality of investment advice and other client services.

In recent years, we have faced significant competition from passive oriented investment strategies. As a result, such products have taken market share from active managers. While we cannot predict how much market share these competitors will gain, we believe there will always be demand for good active management.

In order to maintain and enhance our competitive position, we may review acquisition and venture opportunities and, if appropriate, engage in discussions and negotiations that could lead to the acquisition of a new equity or other financial relationship.

EMPLOYEES.

At December 31, 2017, we employed 6,881 associates, up 8.7% from the 6,329 associates employed at the end of 2016. We may add additional temporary and part-time personnel to our staff from time to time to meet periodic and special project demands, primarily for technology and mutual fund administrative services.

AVAILABLE INFORMATION.
Our Internet address is troweprice.com. We intend to use our website as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. These disclosures will be included in the Investor Relations section of our website, ir.troweprice.com. Investors should monitor this section of our website, in addition to following our press releases, SEC filings, and public webcasts, all of which will be referenced on the website.

On the Investor Relations portion of our website, we also make available free of charge a variety of information for investors. Our goal is to maintain our websites as a portal through which investors can easily find or navigate to pertinent information about us and as a channel of distribution for material company information, including but not limited to:

•
our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file that material with, or furnish them to the SEC;

•	our financial statement information from our periodic SEC filings in the form of XBRL data files that may be used to facilitate computer-assisted investor analysis;

•	corporate governance information including our governance guidelines, committee charters, senior officer code of ethics and conduct, and other governance-related policies;

•	other news and announcements that we may post from time to time that investors might find useful or interesting, including our monthly assets under management disclosure; and

•	opportunities to sign up for email alerts and RSS feeds to have information pushed in real time.

Unless otherwise expressly stated, information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

Item 1A.	Risk Factors.

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

We derive our revenues primarily from investment advisory services provided by our subsidiaries to individual and institutional investors in the T. Rowe Price U.S. mutual funds and other investment products. Our investment advisory fees typically are calculated as a percentage of the market value of the assets under our management. We generally earn higher fees on assets invested in our equity funds and equity investment portfolios than we earn on assets invested in our fixed income funds and portfolios. Among equity products, there is a significant variation in fees earned from index-based products at the low end and emerging markets products at the high end. Fees also vary across the fixed income products, though not as widely as equity products, with stable value products and money market products at the lower end and non-U.S. dollar denominated bond products at the high end. As a result, our revenues are dependent on the value and composition of the assets under our management, all of which are subject to substantial fluctuation due to many factors, including:

•	Investor Mobility. Our investors generally may withdraw their funds at any time, without advance notice and with little to no significant penalty.

•
General Market Declines. A downturn in stock or bond prices would cause the value of assets under our management to decrease, and may also cause investors to withdraw their investments, thereby further decreasing the level of assets under our management.

•
Investment Performance. If the investment performance of our managed investment portfolios is less than that of our competitors or applicable third-party benchmarks, we could lose existing and potential customers and suffer a decrease in assets under management. Institutional investors in particular consider changing investment advisers based upon poor relative investment performance. Individual investors in contrast are more likely to react to poor absolute investment performance. Prolonged periods of strong relative investment performance may result in capacity constraints within certain strategies, which in turn may negatively impact our ability to achieve strong investment results in subsequent periods.

•
Investing Trends. Changes in investing trends and, in particular, investor preference for passive or alternative investment products, retirement savings trends, including the prevalence of defined contribution retirement plans and target date retirement products, may reduce interest in our products and may alter our mix of assets under management.

•	Interest Rate Changes. Investor interest in and the valuation of our fixed income investment funds and portfolios are affected by changes in interest rates.

•
International Exposure. Our managed investment portfolios may have significant investments in international markets that are subject to risk of loss from political or diplomatic developments, government policies, civil unrest, currency fluctuations, and changes in legislation related to foreign ownership. International markets, particularly emerging markets, which are often smaller, may not have the liquidity of established markets, may lack established regulations, and may experience significantly more volatility than established markets.

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

The performance of our money market products are impacted by the interest rate environment.

Our money market products' performance or yield is dependent on the income earned from the underlying securities exceeding the operating costs of the product. When interest rates are very low, the operating costs of the products will become a greater portion of its net income, thereby reducing the yield to very low levels. The interest rate environment experienced from the second half of 2009 through 2016 led us to voluntarily waive our advisory and other fees earned on our money market products in order to maintain yields at or above 0% for fund investors. The actual amount of fees we waived was dependent on a number of variables including, among others, changes in the net assets held by our money market products, changes in market yields, changes in the expense levels of the products, and our willingness to voluntarily continue such fee waivers. These waivers reduced our advisory fee income and net income. If a similar interest rate environment was to reocur, there is no guarantee that we would voluntarily waive fees again. For further discussion of the fees we waived in 2016, and the net cash flows of our money market products, please see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, of this Form 10-K.

A significant majority of our revenues are based on contracts with the Price funds that are subject to termination without cause and on short notice.

We provide investment advisory, distribution, and other administrative services to the Price Funds under various agreements. Investment advisory services are provided to each Price Fund under individual investment management agreements. The Board of each Price Fund must annually approve the terms of the investment management and service agreements and can terminate the agreement upon 60-days' notice. If a Price Fund seeks to lower the fees that we receive or terminate its contract with us, we would experience a decline in fees earned from the Price Funds, which could have a material adverse effect on our revenues and net income.

We operate in an intensely competitive industry. Competitive pressures may result in a loss of customers and their assets or compel us to reduce the fees we charge to clients, thereby reducing our revenues and net income.

We are subject to competition in all aspects of our business from other financial institutions. Many of these financial institutions have substantially greater resources than we do and may offer a broader range of financial products across more markets. Some competitors operate in a different regulatory environment than we do which may give them certain competitive advantages in the investment products and portfolio structures that they offer. We compete with other providers of investment advisory services primarily based on the availability and objectives of the investment products offered, investment performance, fees and related expenses, and the scope and quality of investment advice and other client services. Some institutions have proprietary products and distribution channels that make it more difficult for us to compete with them. Most of our investment products are available without sales or redemption fees, which means that investors may be more willing to transfer assets to competing products.

The market environment in recent years has led investors to increasingly favor lower fee passive products. As a result, investment advisors that emphasize passive products have gained and may continue to gain market share from active managers like us. While we cannot predict how much market share these competitors will gain, we believe there will always be demand for good active management.

If current or potential customers decide to move their assets to one of our competitors, we could face a significant decline in market share, assets under management, revenues, and net income. In the event that we decide to reduce the fees we charge for investment advisory services in response to competitive pressures, which we have done selectively in the past, revenues and operating margins could be adversely impacted.

Our success depends on our key personnel and our financial performance could be negatively affected by the loss of their services.

Our success depends on our highly skilled personnel, including our portfolio managers, investment analysts, sales and client relationship personnel, and corporate officers, many of whom have specialized expertise and extensive experience in our industry. Strong financial services professionals are in demand, and we face significant competition for highly qualified employees. Our U.S.-based associates do not have employments contracts, while our associates outside the U.S. have employment contracts where basic employment terms are confirmed in writing. Generally our associates can terminate their employment with us at any time. We cannot assure that we will be able to retain or replace key personnel. Due to the global nature of our investment advisory business, our key personnel may have reasons to travel to regions susceptible to higher risk of civil unrest, organized crime or terrorism and we may be unable to ensure the safety of personnel traveling to these regions. We have near- and long-term succession planning processes, including programs to develop our future leaders, which are intended to address future talent needs and minimize the impact of losing key talent. However, in order to retain or replace our key personnel, we may be required to increase compensation, which would decrease net income. The loss of key personnel could damage our reputation and make it more difficult to retain and attract new employees and investors. Losses of assets from our client investors would decrease our revenues and net income, possibly materially.

Our operations are complex and a failure to perform operational processes could have an adverse effect on our reputation and decrease our revenues.

We provide investment management, product administration, product recordkeeping, and tax reporting services to our clients. In certain cases, we rely on third-party vendors in the execution and delivery of these services.  There can be no assurance that these vendors will properly perform these processes or that there will not be interruptions in services from these third parties.
Failure to properly execute or oversee these services could subject us to regulatory sanctions, fines, penalties, or litigation. In some cases, we employ quantitative models to support investment decisions and processes, including those related to risk assessment, portfolio management, and activities. Undetected errors in the design, function or underlying assumptions used in these could lead to an adverse impact to T. Rowe Price’s business and reputation.

New investment products we introduce could increase the risk that our existing systems may not be adequate to control the risks introduced by such new investment products. In addition, our information systems and technology platforms might not be able to accommodate our continued growth, and the cost of maintaining such systems might increase from its current level. Materialization of these risks could disrupt our operations or result in financial exposure, regulatory inquiry or reputational damage.

Any damage to our reputation could harm our business and lead to a loss of revenues and net income.

We have spent many years developing our reputation for integrity, strong investment performance, and superior client service. Our brand is a valuable intangible asset, but it is vulnerable to a variety of threats that can be difficult or impossible to control, and costly or even impossible to remediate. Regulatory inquiries and rumors can tarnish or substantially damage our reputation, even if those inquiries are satisfactorily addressed. Additionally, we are subject to the risk that our employees or third parties acting on our behalf may circumvent controls or act in a manner inconsistent with our policies and procedures. Real or perceived conflicts between our clients’ interests and our own, as well as any fraudulent activity or other exposure of client assets or information, may impair our reputation and subject us to litigation or regulatory action. Any damage to our brand could impede our ability to attract and retain customers and key personnel, and reduce the amount of assets under our management, any of which could have a material adverse effect on our revenues and net income.

Our expenses are subject to significant fluctuations that could materially decrease net income.

Our operating results are dependent on the level of our expenses, which can vary significantly for many reasons, including:

•	expenses incurred in connection with our multi-year strategic plan to strengthen our long-term competitive position;

•
variations in the level of total compensation expense due to, among other things, bonuses, stock-based awards, changes in employee benefit costs due to regulatory or plan design changes, changes in our employee count and mix, competitive factors, market performance, and inflation;

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

Under our agreements with the Price funds, we charge the funds certain administrative fees and related expenses based upon contracted terms. If we fail to accurately estimate our underlying expense levels or are required to incur expenses relating to the mutual funds that are not otherwise paid by the funds, our operating results will be adversely affected. While we are under no obligation to provide financial support to any T. Rowe Price investment products, any financial support provided would reduce capital available for other purposes and may have an adverse effect on revenues and net income.

Amendments to Tax Laws may impact the marketability of the products and services we offer our clients or the financial position of the company.

We are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. We cannot predict future changes in the tax regulations to which we are subject, and they could have a material impact on our liability or result in increased costs of our tax compliance efforts. Additionally, changes in the status of tax deferred investment options, including retirement plans, tax-free municipal bonds, the capital gains and corporate dividend tax rates, and other individual and corporate tax rates could cause investors to view certain investment products less favorably and reduce investor demand for products and services we offer, which could have an adverse effect on our assets under management and revenues.
On December 22, 2017, a comprehensive U.S. tax reform bill originally known as the “Tax Cuts and Jobs Act” (“Tax Reform”) was enacted into law. We are required to recognize the effect of Tax Reform in our 2017 financial statements, even though the effective date of the law for most provisions is January 1, 2018. We continue to evaluate the impact of Tax Reform and expect new regulations to be issued to address certain uncertainties in the application of the law. This might result in changes to our estimates and expectations given our inability to predict the impact of future regulations and other guidance.

Examinations and audits by tax authorities could result in additional tax payments for prior periods.

Based on the global nature of our business, from time to time we are subject to tax audits in various jurisdictions. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. Tax authorities may disagree with certain positions we have taken and assess additional taxes (and, in certain cases, interest, fines, or penalties). We have a process to evaluate whether to record tax liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional income taxes will be due. We adjust these liabilities in light of changing facts and circumstances. Due to the complexity of some of these uncertainties, however, the ultimate resolution may result in a payment that is materially different from our estimates.

We have contracted with third-party financial intermediaries that distribute our investment products in the U.S. and abroad and such relationships may not be available or profitable to us in the future.

These contracted third-party intermediaries generally offer their clients various investment products in addition to, and in competition with, our investment products, and have no contractual obligation to encourage investment in our products. It would be difficult for us to acquire or retain the management of those assets without the assistance of the intermediaries, and we cannot assure that we will be able to maintain an adequate number of investment product offerings and successful distribution relationships. In addition, some investors rely on third-party financial planners, registered investment advisers, and other consultants or financial professionals to advise them on the choice of investment adviser and investment product. These professionals and consultants can favor a competing investment product as better meeting their particular client’s needs. We cannot assure that our investment products will be among their recommended choices in the future. Further, their recommendations can change over time and we could lose their recommendation and their clients' assets under our management. Mergers, acquisitions, and other ownership or management changes could also adversely impact our relationships with these third-party intermediaries. The presence of any of the adverse conditions discussed above would reduce revenues and net income, possibly by material amounts.

Natural disasters and other unpredictable events could adversely affect our operations.

Armed conflicts, terrorist attacks, cyber-attacks, power failures, and natural disasters could adversely affect our revenues, expenses, and net income by:

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

A significant portion of our business operations are concentrated in the Baltimore, Maryland region and in London, England. We have developed various backup systems and contingency plans but we cannot be assured that they will be adequate in all circumstances that could arise, or that material interruptions and disruptions will not occur. We also rely to varying degrees on outside vendors for service delivery in addition to technology and disaster contingency support, and we cannot be assured that these vendors will be able to perform in an adequate and timely manner. If we lose the availability of any associates, or if we are unable to respond adequately to such an event in a timely manner, we may be unable to timely resume our business operations, which could lead to a tarnished reputation and loss of customers that results in a decrease in assets under management, lower revenues, and materially reduced net income.

Our investment income and asset levels may be negatively impacted by fluctuations in our investment portfolio.

We currently have a substantial investment portfolio. All of these investments are subject to investment market risk and our non-operating investment income could be adversely affected by the realization of losses upon the disposition of our investments or the recognition of significant other-than-temporary impairments in the case of our available-for-sale portfolio and the recognition of unrealized losses related to T. Rowe Price products that are consolidated, held as trading or accounted for under the equity method. In addition, related investment income has fluctuated significantly over the years depending upon the performance of our corporate investments, including the impact of market conditions and interest rates, and the size of our corporate money market and longer-term mutual fund holdings. Fluctuations in other investment income are expected to occur in the future.

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

Potential impacts of current or proposed legal or regulatory requirements include, without limitation, the following:

•
As part of the debate in Washington, D.C. and in state legislatures, there has been increasing focus on the framework of the U.S. retirement system. We could experience adverse business impacts if legislative and regulatory changes limit retirement plans to certain products and services, or favor certain investment vehicles, that we do not offer or are not core to our business.

•
There remains uncertainty about the U.S. Department of Labor’s (DOL) final fiduciary rule. Further, in the wake of the DOL rules, there has been substantial regulatory and legislative activity at federal and state levels regarding standards of care for financial services firms, related to both retirement and taxable accounts. The ultimate action taken by the DOL, SEC or other applicable regulatory or legislative body may impact our business activities and increase our costs.

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

•
The Commodity Futures Trading Commission has adopted certain amendments to its rules that would limit the ability of T. Rowe Price investment products to use commodities, futures, swaps, and other derivatives without additional registration. If our use of these products on behalf of client accounts increases so as to require registration, we would be subject to additional regulatory requirements and costs associated with registration.

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

•
Global regulations on over the counter derivatives are evolving, including new and proposed regulations under The Dodd-Frank Wall Street Reform and Consumer Protection Act and European Market Infrastructure Regulation relating to central clearing counterparties, trade reporting, and repositories. In addition, the SEC has adopted new regulations that will require mutual funds to adopt liquidity risk management programs with specific requirements for measuring and reporting the liquidity of fund holdings. It also has proposed regulations detailing new exposure limits and asset coverage requirements for investments in derivatives, as well as adopting derivatives risk management programs. There remains uncertainty related to various requirements under these regulations and the exact manner in which they will impact current trading strategies for our clients.

•
The revised Markets in Financial Instruments Directive (MiFID II Directive) and Regulation (MiFIR) (together “MiFID II”) applied across the European Union (“EU”) and member states of the European Economic Area beginning on January 3, 2018. Implementation of MiFID II has significantly impacted both the structure and operation of EU financial markets. Some of the main changes introduced under MiFID II include applying enhanced disclosure requirements, enhancing conduct of business and governance requirements, broadening the scope of pre and post trade transparency, increasing transaction reporting requirements, transforming the relationship between client commissions and research, and further regulation of trading venues. Although compliance with MiFID II will increase our costs, as we prepared for this by deciding in 2017 that we would pay for third-party investment research used by our UK-based investment manager, T. Rowe Price International Ltd, beginning in 2018.

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

In 2016, we paid $166.2 million to compensate certain T. Rowe Price mutual funds, trusts, separately managed accounts, and subadvised clients (collectively, “Clients”) for the denial of their appraisal rights by the Delaware Chancery Court (Court) in connection with the 2013 leveraged buyout of Dell, Inc. (Dell). The Court ruled on May 11, 2016, that the Clients could not pursue an appraisal of any shares they held that were voted in favor of the Dell merger. The appraisal statute governing the transaction required the record holder to vote against or abstain from voting on the transaction in order to assert appraisal rights. After previously voting against prior transaction proposals, the voting instructions submitted on behalf of the Clients in connection with voting on the final proposed transaction were incorrectly submitted in favor of the transaction. On May 31, 2016, the Court determined that the fair value of Dell at the time of the merger was $17.62 per share, as opposed to the $13.75 price offered in the transaction. As a result, any shareholder perfecting appraisal rights is entitled to a payment at $17.62 per share plus statutory interest from the date the Dell transaction closed subject to possible appeal of the Court's decision. The compensation to Clients was intended to make them whole for the voting discrepancy that resulted in the denial of their appraisal rights. We recovered insurance proceeds totaling $150.0 million related to this matter.

In accordance with the compensation payment, the Clients agreed that in the event the findings made by the Court regarding the fair value of Dell or the amount of interest to be applied were modified by a final, non-appealable judgment, T. Rowe Price and the Clients would make an appropriate adjustment between themselves, calculated in a manner that is consistent with the methodology used to compensate Clients. In December 2016, several parties, including Dell and the successful appraisal petitioners, filed appeals to the Delaware Supreme Court to challenge the Court’s valuation ruling.

On December 14, 2017, the Delaware Supreme Court reversed the judgment and remanded the case for further proceedings. It is not clear how the Court will eventually rule and what the ultimate valuation will be, although the Supreme Court’s opinion suggests that the deal price of $13.75 may be the ultimate outcome. Once the Court enters a final, non-appealable judgment, Clients will be required to repay any overpayment using the methodology used to calculate the original payment. We estimate that the first $15.2 million reclaimed would be paid back to T. Rowe Price Group. We would then be required to repay any additional reclaimed funds to our insurers.

Net capital requirements may impede the business operations of our subsidiaries.

Certain of our subsidiaries are subject to net capital requirements imposed by various federal, state, and foreign authorities. Each of our subsidiaries’ net capital meets or exceeds all current minimum requirements; however, a significant change in the required net capital, an operating loss, or an extraordinary charge against net capital could adversely affect the ability of our subsidiaries to expand or maintain their operations if we were unable to make additional investments in them.

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

We depend on highly specialized and, in many cases, proprietary or third-party licensed technology to support our business functions, including among others:

•	securities analysis,

•	securities trading,

•	portfolio management,

•	customer service,

•	accounting and internal financial reporting processes and controls, and

•	regulatory compliance and reporting.

All of our technology systems, including those provided by vendors, are vulnerable to disability or failures due to cyber-attacks such as hacking or viruses, natural disasters, power failures, acts of war or terrorism, sabotage, and other causes. A suspension or termination of vendor-provided software licenses or related support, upgrades, and maintenance could cause system delays or interruption. Although we have robust business and disaster recovery plans, if our technology systems were to fail and we were unable to recover in a timely way, we would be unable to fulfill critical business functions, which could lead to a loss of customers and could harm our reputation. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to disciplinary action and liability to our customers.

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

As part of our normal operations, we maintain and transmit confidential information about our clients, as well as, proprietary information relating to our business operations. We maintain a system of internal controls designed to provide reasonable assurance that fraudulent activity, including misappropriation of assets, fraudulent financial reporting, and unauthorized access to sensitive or confidential data is either prevented or detected in a timely manner. We also leverage cloud-based solutions for the transmission and storage of this information. Our systems, or those of third-party service providers we may use to maintain and transmit such information, could be victimized by unauthorized users or corrupted by computer viruses or other malicious software code. Additionally, authorized persons could inadvertently or intentionally release confidential or proprietary information. Such disclosure could, among other things:

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

Our corporate headquarters occupies 440,000 square feet of space under lease until 2027 at 100 East Pratt Street in Baltimore, Maryland. We have offices in 16 countries around the world, including the U.S.

Our operating and servicing activities are largely conducted at owned facilities in campus settings comprising 1.2 million square feet on three parcels of land in close proximity to Baltimore in Owings Mills, Maryland and about 290,000 square feet in Colorado Springs, Colorado. We also maintain a nearly 60,000 square foot technology support facility in Hagerstown, Maryland, and own a 72-acre parcel of land in Pasco County, Florida.

In March 2018, we will be closing the Washington D.C., and McLean, Virginia investor centers that we have used for walk-in traffic and investor meeting purposes. We will maintain the remaining four investor centers for appointments only, two of which are in leased facilities located in Baltimore, Maryland and Tampa, Florida. The remaining two are located in our owned facilities in Colorado Springs and Owings Mills.

We lease all our offices outside the U.S. with London and Hong Kong being our largest, as well as our business operations recovery site and innovation center in Maryland, our customer service call center in Tampa, a sales and client relationship office in San Francisco, and our technology development center in New York City.

Information concerning our anticipated capital expenditures in 2018 and our future minimum rental payments under noncancelable operating leases at December 31, 2017, is set forth in the capital resources and liquidity and contractual obligations discussions in Item 7 of this Form 10-K.

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

Item. Executive Officers of the Registrant.

The following information includes the names, ages, and positions of our executive officers as of February 16, 2018. There are no arrangements or understandings pursuant to which any person serves as an officer. The first six individuals are members of our management committee.

William J. Stromberg (57), President and Chief Executive Officer since 2016. Mr. Stromberg was previously the Head of Equity from 2010 to 2015 and a Vice President from 1990 to 2015.

Christopher D. Alderson (55), Co-Head of Global Equity since 2017, Head of International Equity since 2009, and a Vice President since 2002.

Edward C. Bernard (62), Vice Chairman since 2007, and a Vice President since 1989.

David Oestreicher, (50), Corporate Secretary since 2012, Chief Legal Counsel since 2008, and a Vice President since 2001.

Robert W. Sharps, (46), Co-Head of Global Equity since 2017, Group Chief Investment Officer since 2017, Lead Portfolio Manager, Institutional U.S. Large-Cap Equity Growth Strategy from 2001 to 2016, and a Vice President since 2001. Effective March 1, 2018, Mr. Sharps will become Head of Investments.

Edward A. Wiese (58), Head of Fixed Income since January 2015, and a Vice President since 2001.

Kenneth V. Moreland (61), Treasurer since 2010, and Chief Financial Officer and a Vice President since 2004. Mr. Moreland will retire as our Chief Financial Officer and Treasurer immediately after the filing of this Form 10-K and be succeeded in those roles by Céline S. Dufétel (37).

Jessica M. Hiebler (42), Principal Accounting Officer since 2010 and a Vice President since 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock ($.20 par value per share) trades on the NASDAQ Global Select Market under the symbol TROW. The high and low trade price information and dividends per share during the past two years were:

	1st quarter	2nd quarter	3rd quarter	4th quarter
2016 – High price	$74.72	$79.00	$75.12	$78.95
Low price	$63.57	$67.34	$64.76	$62.97
Cash dividends declared	$.54	$.54	$.54	$.54

2017 – High price	$77.08	$75.92	$91.19	$106.10
Low price	$65.33	$67.60	$74.16	$89.38
Cash dividends declared	$.57	$.57	$.57	$.57

Our common stockholders have approved all of our equity-based compensation plans. These plans provide for the following issuances of shares of our common stock at December 31, 2017:

	Employee and non-employee director plans	Employee stock purchase plan	Total
Exercise of outstanding options	15,221,123	—	15,221,123
Settlement of outstanding restricted stock units	5,635,197	—	5,635,197
Future issuances	18,445,397	2,693,679	21,139,076
Total	39,301,717	2,693,679	41,995,396

The outstanding options included in the table above have a weighted-average exercise price of $66.98. Under the terms of the 2012 Long-Term Incentive Plan, approved by stockholders in April 2012, the number of shares provided and available for future issuance will increase as we repurchase common stock in the future with the proceeds from stock option exercises. No shares have been issued under our Employee Stock Purchase Plan since its inception; all shares have been purchased in the open market.

The following table presents repurchase activity during the fourth quarter of 2017.

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program
October	297,191	$94.10	—	15,198,779
November	179,440	$97.76	15,000	15,183,779
December	345,219	$102.78	—	15,183,779
Total	821,850	$98.54	15,000

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced Board authorization, outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options, and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the fourth quarter of 2017, 621,213 were related to shares surrendered in connection with employee stock option exercises and 185,637 were related to shares withheld to cover tax withholdings associated with the vesting of restricted stock awards.

The remaining 15,000 shares of our common stock purchased during the fourth quarter of 2017 were repurchased pursuant to the Board of Directors’ December 10, 2015, publicly announced authorization. The maximum number of shares that may yet be purchased as of December 31, 2017, under the Board of Directors’ December 10, 2015, and December 6, 2016, publicly announced authorizations is 15,183,779.

We have 7,247 stockholders of record and approximately 215,000 beneficial stockholder accounts held by brokers, banks, and other intermediaries holding our common stock. Common stock owned outright by our associates, combined with outstanding vested stock options and unvested restricted stock awards, total 14% of our outstanding shares and outstanding vested stock options at December 31, 2017.

Item 6.	Selected Financial Data.

	2013	2014	2015	2016	2017
	(in millions, except per-share data)
Net revenues	$3,484	$3,982	$4,201	$4,223	$4,793
Net operating income(1)	$1,637	$1,891	$1,899	$1,733	$2,109
Net income(1)	$1,048	$1,230	$1,223	$1,254	$1,581
Net income attributable to redeemable non-controlling interests(2)	$—	$—	$—	$39	$83
Net income attributable to T. Rowe Price Group(1)	$1,048	$1,230	$1,223	$1,215	$1,498
Adjusted net income attributable to T. Rowe Price Group(3)	$1,009	$1,161	$1,160	$1,149	$1,361

Per common share information
Basic earnings	$4.02	$4.68	$4.74	$4.85	$6.07
Diluted earnings	$3.90	$4.55	$4.63	$4.75	$5.97
Adjusted diluted earnings(3)	$3.76	$4.29	$4.39	$4.49	$5.43
Cash dividends declared(4)	$1.52	$1.76	$4.08	$2.16	$2.28

Weighted-average common shares outstanding	258.3	259.6	254.6	245.5	241.2
Weighted-average common shares outstanding assuming dilution	266.3	267.4	260.9	250.3	245.1

(1) Net operating income reflects a non-recurring net charge of $66.2 million in 2016 and an insurance recovery of $50.0 million in 2017 related to the Dell appraisal rights matter. Net income and net income attributable to T. Rowe Price Group reflect the after-tax impact of these items.

(2) Net income attributable to redeemable non-controlling interests represents the portion of net income of our consolidated T. Rowe Price investment products we recognized in our consolidated statements of income that is attributable to the interests held by third-party investors.

(3) These items represent non-GAAP financial measures that have been established in order to increase transparency for the purpose of evaluating our core business, for comparing current results with prior period results, and to enable more appropriate comparison with industry peers. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for the definitions of these measures and the related reconciliation from U.S. GAAP.

(4) Cash dividends declared in 2015 includes a special dividend of $2.00 per share that we paid during the year.

	December 31,
	2013	2014	2015	2016	2017
Balance sheet data (in millions)
Total assets	$5,033	$5,644	$5,107	$6,225	$7,535
Redeemable non-controlling interests	$—	$—	$—	$687	$993
Stockholders’ equity	$4,818	$5,395	$4,762	$5,009	$5,824

Assets under management (in billions)	$692.4	$746.8	$763.1	$810.8	$991.1

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in T. Rowe Price U.S. mutual funds and other investment products. The other investment products include: separately managed accounts, subadvised funds, and other T. Rowe Price products including collective investment trusts, target date retirement trusts, open-ended investment products offered to investors outside the U.S., and products offered through variable annuity life insurance plans in the U.S.

We manage a broad range of U.S., international and global stock, bond, and money market mutual funds and other investment products, which meet the varied needs and objectives of individual and institutional investors. Investment advisory revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets under management affect our revenues and results of operations. We incur significant expenditures to develop new products and services and improve and expand our capabilities and distribution channels in order to attract new investment advisory clients and additional investments from our existing clients. These efforts often involve costs that precede any future revenues that we may recognize from an increase to our assets under management.

The general trend to passive investing has been persistent and accelerated in recent years, which has impacted our new client inflows. However, over the long term we expect well-executed active management to play an important role for investors. In this regard, we remain debt-free with ample liquidity and resources that allow us to take advantage of attractive growth opportunities. We are investing in key capabilities, including investment professionals, technologies, and new product offerings; and, most importantly, providing our clients with strong investment management expertise and service both now and in the future.

In 2018, we expect to advance our strategic priorities to sustain and deepen our investment talent, add investment capabilities both in terms of new strategies and new investment vehicles, expand capabilities through enhanced technology, and broaden our distribution reach globally. We currently expect 2018 non-GAAP operating expense growth to lessen relative to 2017, even as growth in market driven expenses and investments in the business continue. However, we could elect to adjust our expense growth should markets increase or decline significantly. In addition, other events not currently planned or expected could impact our expense level in 2018. We are carefully evaluating the impact the U.S. tax reform will have, and factoring in the potential investment, operating expense, and capital management implications.

BACKGROUND.

Lifted by favorable corporate earnings and economic growth, U.S. stocks posted excellent returns in 2017. In fact, it was the ninth consecutive year of positive total returns for the S&P 500 Index. Equities were also buoyed at times by hopes that President Trump’s proposals for lower tax rates, reduced regulation, and increased infrastructure spending would be enacted. The Federal Reserve raised short-term interest rates three times in 2017, but the central bank’s moves were widely expected and did not disrupt the equity markets. In the closing weeks of the year, Congress passed and President Trump signed legislation that reduces tax rates for corporations and closely held businesses and reduces marginal tax rates for individuals at most income levels. Most major stock indexes finished the year near record levels amid expectations that the new tax law would lift corporate profits and add to U.S. economic growth in 2018.

Developed non-U.S. equity markets outperformed the broad U.S. market, as a weaker dollar enhanced returns to U.S. investors. As measured by the MSCI Japan Index, Japanese stocks rose more than 24%, aided by an economic recovery and by the re-election of the reform-minded Prime Minister. European equity markets also generated strong returns, lifted in part by an economic recovery and continued European Central Bank stimulus. Shares in the UK rose, but lagged other markets, as Brexit-related uncertainty lingered for most of the year, growth remained sluggish, and elevated inflation prompted the Bank of England to raise short-term interest rates in November.

Emerging equity markets significantly outperformed developed markets. Most major regions featured several countries with very strong returns in dollar terms.

Results of several major equity market indexes for 2017 are as follows:

S&P 500 Index	21.8%
NASDAQ Composite Index (excluding dividends)	28.2%
Russell 2000 Index	14.7%
MSCI EAFE (Europe, Australasia, and Far East) Index	25.6%
MSCI Emerging Markets Index	37.8%

Global bond returns were mostly positive in 2017. In the U.S., shorter-term Treasury yields increased while the 10-year Treasury note yield, which dipped as low as about 2.0% in early September, decreased from about 2.5% to 2.4% for the year. In the investment-grade universe, corporate bonds performed well as credit spreads tightened during the year. Long-term Treasuries produced gains, but shorter-term Treasuries struggled. Municipal bonds outperformed taxable bonds. High yield bonds outperformed high-quality issues, helped by their lower interest rate sensitivity and investors’ demand for securities with attractive yields.

Bonds in developed non-U.S. markets performed well in U.S. dollar terms in 2017, as the weaker dollar lifted returns to U.S. investors. In the UK, the 10-year government bond yield was little changed for the year. Late in the year, rising inflation prompted the Central Bank to raise short-term interest rates. In the eurozone, bond yields generally rose, as the economic recovery gained traction. Late in the year, the European Central Bank announced that it will continue its bond-buying program until September 2018, but that it will halve the size of its monthly purchases starting in January. In Japan, the Central Bank sought to keep the 10-year government bond yield around 0%. Bonds in developing markets produced good returns in dollar terms, as growth in the emerging markets universe generally improved. Local currency bonds outperformed dollar-denominated issues, thanks to strength in many emerging markets currencies versus the U.S. dollar.

Results of several major bond market indexes for 2017 are as follows:

Bloomberg Barclays U.S. Aggregate Bond Index	3.5%
JPMorgan Global High Yield Index	8.3%
Bloomberg Barclays Municipal Bond Index	5.5%
Bloomberg Barclays Global Aggregate Ex-U.S. Dollar Bond Index	10.5%
JPMorgan Emerging Markets Bond Index Plus	8.3%

ASSETS UNDER MANAGEMENT.

Our assets under management ended 2017 at $991.1 billion, an increase of $180.3 billion from the end of 2016. During 2017, investors entrusted net inflows of $14.0 billion to our management, and market appreciation and income, net of distributions not reinvested, added $166.3 billion. Investment advisory clients outside the U.S. account for about 6% of our assets under management at December 31, 2017, up from about 5% at December 31, 2016.

Assets under management by investment product (in billions)	2016	2017
T. Rowe Price U.S. mutual funds	$514.2	$606.3
Other investment products	296.6	384.8
Total assets under management	$810.8	$991.1

Assets under management by asset class (in billions)	2016	2017
Equity	$450.6	$564.1
Fixed income	121.2	134.4
Asset allocation	239.0	292.6
Total assets under management	$810.8	$991.1

Our target date retirement products, which are included in the asset totals shown above, continue to be a significant part of our assets under management. These products invest in a broadly diversified portfolio of other T. Rowe Price funds or T. Rowe Price collective investment trusts and automatically rebalance to maintain their specific asset allocation weightings. Assets in these products at December 31, 2017, totaled $232.1 billion, including $168.4 billion in target date retirement funds and $63.7 billion in target date retirement trusts.

The following table presents the component changes in assets under management for 2015, 2016, and 2017.

(in billions)	T. Rowe Price U.S. mutual funds	Other investment products	Total
Assets under management at December 31, 2014	$477.6	$269.2	$746.8

Net cash flows before client transfers	7.9	(6.3)	1.6
Client transfers	(6.5)	6.5	—
Net cash flows after client transfers	1.4	.2	1.6
Net market appreciation and income	9.6	6.7	16.3
Distributions not reinvested	(1.5)	(.1)	(1.6)
Change during the period	9.5	6.8	16.3

Assets under management at December 31, 2015	487.1	276	763.1

Net cash flows before client transfers	.3	(3.1)	(2.8)
Client transfers	(4.9)	4.9	—
Net cash flows after client transfers	(4.6)	1.8	(2.8)
Net market appreciation and income	31.7	18.8	50.5
Distributions not reinvested	—	—	—
Change during the period	27.1	20.6	47.7

Assets under management at December 31, 2016	514.2	296.6	810.8

Net cash flows before client transfers	9.4	4.6	14.0
Client transfers	(20.2)	20.2	—
Net cash flows after client transfers	(10.8)	24.8	14.0
Net market appreciation and income	104.6	63.4	168.0
Distributions not reinvested	(1.7)	—	(1.7)
Change during the period	92.1	88.2	180.3

Assets under management at December 31, 2017	$606.3	$384.8	$991.1

In all three years, the majority of the client transfers were from the T. Rowe Price U.S. mutual funds to the T. Rowe Price collective investment trusts, which are included in other investment products.

The cash flows include, in addition to net client flows, rebalancing within our proprietary target date mutual fund and trust products in order to maintain their targeted asset allocation. Net cash flows after client transfers shown above include $16.2 billion in 2015, $8.1 billion in 2016, and $7.1 billion in 2017 from target date products.

Net cash inflows into T. Rowe Price U.S. mutual funds before transfers over the last three years were sourced primarily from third-party financial intermediaries across various mandates. In each of the last three years, the net inflows in our other investment products resulted primarily from the client transfers received from the mutual funds. In 2015, the net outflows prior to the client transfers into these portfolios were largely concentrated among a small number of institutional clients who redeemed primarily from large-cap U.S. equity strategies. In 2016, other investment products' net cash outflows prior to client transfers were largely attributable to institutional and intermediary clients reallocating to passive investments and the impact of our closed investment strategies. In 2017, other investment products' net inflows prior to client transfers resulted primarily from flows into our subadvised accounts and Luxembourg domiciled investment products.

Net cash flows after client transfers, by investment product and by asset class, over the last three years are as follows:

(in billions)	2015	2016	2017
Net cash flows after client transfers by investment product
T. Rowe Price U.S. mutual funds
Stock and blended asset funds	$1.5	$(9.9)	$(18.9)
Bond funds	.3	4.7	6.9
Money market funds	(.4)	.6	1.2
	1.4	(4.6)	(10.8)
Other investment products
Stock and blended assets	(3.8)	(4.9)	12.1
Fixed income, money market, and stable value	4.0	6.7	12.7
	.2	1.8	24.8
Total net cash flows after client transfers	$1.6	$(2.8)	$14.0

Net cash flows after client transfers by asset class
Stock and blended asset	$(2.3)	$(14.8)	$(6.8)
Bond, money market, and stable value	3.9	12.0	20.8
Total net cash flows	$1.6	$(2.8)	$14.0

INVESTMENT PERFORMANCE.

Strong investment performance and brand awareness is a key driver to attracting and retaining assets—and to our long-term success. The percentage of our Price Funds across their share classes that outperformed their comparable Lipper averages on a total return basis, and percentage in top Lipper quartile for the one-, three-, five- and 10-years ended December 31, 2017, were:

	One year	Three years	Five years	10 years
Outperformed Lipper averages
All Price Funds	72%	84%	82%	81%
Asset allocation	86%	97%	93%	93%

Top Lipper quartile
All Price Funds	38%	50%	55%	57%
Asset allocation	59%	60%	82%	86%

In addition, 88% of the T. Rowe Price U.S. mutual funds' assets under management ended December 31, 2017 with an overall rating of four or five stars from Morningstar. The performance of our institutional strategies against their benchmarks remains very competitive, especially over longer time periods.

RESULTS OF OPERATIONS.

The table below presents financial results on a U.S. GAAP basis as well as a non-GAAP basis that adjusts for the impact of the Dell appraisal rights matter, the consolidated T. Rowe Price investment products, the supplemental savings plan, other non-operating income, and the non-recurring charge recognized in 2017 related to the enactment of U.S. tax reform. We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results.

(in millions, except per-share data)	2016	2017	Dollar change	Percentage change

U.S. GAAP basis
Investment advisory fees	$3,728.7	$4,287.7	$559.0	15.0%
Net revenues	$4,222.9	$4,793.0	$570.1	13.5%
Operating expenses	$2,489.5	$2,684.2	$194.7	7.8%
Net operating income	$1,733.4	$2,108.8	$375.4	21.7%
Non-operating income	$227.1	$396.3	$169.2	74.5%
Net income attributable to T. Rowe Price Group	$1,215.0	$1,497.8	$282.8	23.3%
Diluted earnings per share on common stock of T. Rowe Price Group	$4.75	$5.97	$1.22	25.7%
Weighted average common shares outstanding assuming dilution	250.3	245.1	(5.2)	(2.1)%

Adjusted non-GAAP basis(1)
Operating expenses	$2,416.8	$2,715.8	$299.0	12.4%
Net income attributable to T. Rowe Price Group	$1,148.9	$1,361.1	$212.2	18.5%
Diluted earnings per share on common stock of T. Rowe Price Group	$4.49	$5.43	$.94	20.9%

Assets under management (in billions)
Average assets under management	$778.2	$909.0	$130.8	16.8%
Ending assets under management	$810.8	$991.1	$180.3	22.2%
(1) See the reconciliation to the comparable U.S. GAAP measures at the end of the results of operations sections of this management's discussion and analysis.

Investment advisory revenues earned in 2017 increased 15.0% over the comparable 2016 period, as average assets under our management increased $130.8 billion, or 16.8%, to $909.0 billion. The average annualized fee rate earned on our assets under management was 47.2 basis points in 2017, compared with 47.9 basis points earned in the 2016 period. Our effective fee rate has declined primarily due to fee rate reductions we made to certain T. Rowe Price investment products since the end of 2015, and higher equity valuations in funds with tiered individual rates which decrease as assets under management grow. The impact of the fee reductions was offset in part by higher equity valuations, which resulted in a greater percentage of our assets under management being attributable to higher fee equity products. In addition, there were negligible money market fee waivers in 2017, versus waivers in 2016 of $10.5 million.

Our operating expenses in 2016 include a non-recurring operating charge, net of insurance recovery, of $66.2 million, or $.15 per share after tax, related to the Dell appraisal rights matter. During 2017, we recognized additional insurance recoveries totaling $50 million, or $.12 per share after tax, from claims filed in 2016 related to this matter. A summary of the financial impact of the Dell matter on our annual pre-tax operating expenses and pre-tax operating cash flows since the matter arose is as follows:

(in millions)	Pre-tax operating expense	Pre-tax operating cash flow
2016	$66.2	$(166.2)
2017	(50.0)	150.0
Total impact from Dell appraisal rights matter	$16.2	$(16.2)

On a non-GAAP basis, our operating expenses increased $299.0 million, or 12.4%, over the comparable 2016 period. About one-fourth of the increase is related to certain expenses, such as variable compensation and market-driven distribution and client servicing costs, that are higher in 2017 as a result of the strong market performance. The remaining change is attributable to our investments in the strategic initiatives announced in early 2017 and other growing operational and regulatory demands.

Our operating margin in 2017 was 44.0% compared to 41.0% in the 2016 period. Excluding the impact of the Dell appraisal rights matter, our operating margin in 2017 and 2016 would have been 43.0% and 42.6%, respectively. The increase in our operating margin is driven by the higher percentage growth in net revenue from strong market performance compared with the growth in operating expenses.

Net revenues

Investment advisory revenues earned from the T. Rowe Price U.S. mutual funds increased 13.5%, or $366.5 million, to $3.1 billion. Average mutual fund assets in 2017 were $568.5 billion, an increase of 14.7% from the average for the comparable 2016 period. Fee rate reductions of certain mutual funds were a factor in why advisory revenue grew slower than average assets under management during 2017.

Investment advisory revenues earned on the other investment products for 2017 were $1,215.8 million, an increase of $192.5 million, or 18.8%, from the $1,023.3 million earned in 2016. Average assets in these products were $340.5 billion during 2017, up 20.4% from the comparable 2016 period.

We have reduced the management fees of certain mutual funds and other investment products since the end of 2015. These reductions were a factor in why investment advisory revenue grew slower than average assets under management during 2017. We regularly assess the competitiveness of our fees and will continue to make adjustments as deemed appropriate.

Administrative fee revenues increased $5.8 million to $358.3 million in 2017. The increase is primarily attributable to transfer agent and other administrative servicing activities provided to the T. Rowe Price U.S. mutual funds and their investors. Changes in administrative fee revenues are generally offset by similar changes in related operating expenses that are incurred to provide services to the funds and their investors.

In 2017 and 2016, our advisory and administrative fees are presented net of $5.6 million and $6.5 million, respectively, related to the elimination of management fee and administrative fees earned from our consolidated T. Rowe Price investment products.

Distribution and servicing fee revenues earned from 12b-1 plans of the Advisor, R, and Variable Annuity II Class shares of certain T. Rowe Price investment products were $147.0 million in 2017, an increase of $5.3 million from the comparable 2016 period, on higher average assets under management in these share classes. The 12b-1 fees earned are offset entirely by the costs paid to third-party intermediaries who source these assets. These costs are reported as distribution and servicing costs in the consolidated income statements.

Operating expenses

Compensation and related costs were $1,664.9 million in 2017, an increase of $170.9 million, or 11.4%, compared to the 2016 period. The largest part of the change is attributable to a $116.9 million increase in salaries and related benefit expenses, which resulted primarily from a modest increase in salaries at the beginning of 2017, combined with a 6.4% increase in average headcount from 2016. The higher employee benefit costs also includes greater payroll taxes associated with option exercises and restricted stock vesting that results from the significant rise in our stock price in 2017, as well as increased health care costs. Higher average headcount also drove recruiting costs to be up in 2017, compared with the 2016 period. Our annual variable compensation in the 2017 period rose $59.8 million over the 2016 period. Stronger markets in 2017 increased the supplemental savings plan liability resulting in additional compensation expense of $21.1 million in 2017 compared with the 2016 period. The changes in these compensation and related costs were offset in part by higher labor capitalization related to internally developed software in 2017 compared with the 2016 period, as we continue to invest in our technology capabilities. We had a reduction in our noncash stock based compensation expense in 2017, as we shifted our annual grant from twice a year to a single grant in December.

Advertising and promotion costs were $92.0 million in 2017, an increase of $12.1 million, or 15.1%, compared to 2016. We increased our spend in 2017 in support of efforts to broaden our distribution reach and in response to investor sentiment and the strong market environment.

Occupancy and facility costs, together with depreciation expense, increased $32.3 million, or 10.5%, compared to 2016. The increase is due primarily to added costs to update and enhance technology capabilities, including related maintenance programs, as well as expanded office facilities and new locations.

Other operating expenses were $491.8 million in 2017, an increase of $90.3 million from 2016. About half of this increase is attributable to professional fees incurred to support our continued investment in our operating capabilities and growth in regulatory demands. The remainder of the change from 2016 results from higher distribution and client servicing costs that were driven by the strong market performance in 2017, as well as increased operational and regulatory business demands.

Non-operating income

Net non-operating investment activity during 2017 resulted in income of $396.3 million compared with $227.1 million in 2016. The following table details the components of non-operating income (in millions) during 2016 and 2017.

	2016	2017	Dollar Change
Net investment income on non-consolidated T. Rowe Price investment products
Net realized gains on dispositions of available-for-sale investments	$53.0	$83.1	$30.1
Ordinary and capital gain dividend distributions	16.1	22.2	6.1
Dividends and unrealized gains on investment products used to hedge the supplemental savings plan liability	—	12.3	12.3
Unrealized gains on equity method and other trading investments	20.8	32.5	11.7
Gains reclassified from accumulated other comprehensive income upon transfer of an available-for-sale sponsored investment portfolio to sponsored investment portfolios held as trading	—	23.6	23.6
Net gain recognized upon deconsolidation	2.2	.1	(2.1)
Total investment income from non-consolidated T. Rowe Price investment products	92.1	173.8	81.7
Net investment income on consolidated T. Rowe Price investment products	121.1	193.9	72.8
Other investment income	15.9	24.5	8.6
Other income (expenses), including foreign currency gains and losses	(2.0)	4.1	6.1
Net non-operating income	$227.1	$396.3	$169.2

During 2017, non-operating income includes $30.8 million in gains realized from the disposition of certain available-for-sale investments and $23.6 million in unrealized gains recognized on T. Rowe Price trading investments that result from our decision to economically hedge the market exposure associated with our supplemental savings plan liability. In order to fund the hedge portfolio, we used the proceeds from the sale of certain available-for-sale investments in certain T. Rowe Price U.S. mutual funds as well as designated a mutual fund that was held as available-for-sale. The designation of the T. Rowe Price mutual fund as an economic hedge transferred its accounting classification from an available-for-sale security to a trading security, and resulted in the reclassification of the investment's unrealized holding gain at the date of designation to the income statement from the balance sheet where it was previously recognized.

The impact of consolidating certain T. Rowe Price investment products on the individual lines of our consolidated statements of income for 2016 and 2017 is as follows:

(in millions)	2016	2017
Operating expenses reflected in net operating income	$(13.0)	$(12.3)
Net investment income reflected in non-operating income	121.1	193.9
Impact on income before taxes	$108.1	$181.6

Net income attributable to our interest in the consolidated T. Rowe Price investment products	$69.1	$98.2
Net income attributable to redeemable non-controlling interests (unrelated third-party investors)	39.0	83.4
Impact on income before taxes	$108.1	$181.6

Provision for income taxes

Our 2017 income tax provision includes a non-recurring charge of $71.1 million to reflect the estimated effect of the U.S. tax law changes enacted on December 22, 2017, in a comprehensive U.S. tax reform bill originally known as the Tax Cuts and Jobs Act ("Tax Reform"). The recognized charge is based on current interpretation of the tax law changes, and includes $18.9 million for the remeasurement of our deferred tax assets and liabilities, and a $52.2 million tax liability for the mandatory deemed repatriation of foreign sourced net earnings. The increase in our 2017 effective tax rate resulting from this charge was offset in part by higher than expected tax benefits related to the exercise of stock options, vesting of restricted stock, and net income attributable to redeemable non-controlling interests related to our consolidated T. Rowe Price investment products, as these earnings are not taxable to us. The following reconciles the statutory federal income tax rate to our effective tax rate for 2017:

Statutory U.S. federal income tax rate	35.0%
Impact of U.S. Tax Reform	2.9%
State income taxes for current year, net of federal income tax benefits(1)	3.9%
Net income attributable to redeemable non-controlling interests	(1.3)%
Net excess tax benefits from stock-based compensation plans activity	(3.0)%
Other items	(.6)%
Effective income tax rate	36.9%
(1)State income benefits totaling (.4)% are reflected in the total benefits for net income attributable to redeemable non-controlling interests and stock-based compensation plans activity.

We currently estimate that the reduction in the U.S. corporate tax rate (from 35% to 21%) in 2018, combined with other miscellaneous tax changes that effect certain tax deductions, will reduce our 2018 effective tax rate to a range of 24.0% to 27.0%. Our effective tax rate will continue to experience volatility in future periods as the tax benefits recognized from stock based compensation are impacted by market fluctuations in our stock price and timing of option exercises. The rate will also be impacted by changes in our consolidated investment products that are driven by market fluctuations and changes in the proportion of their net income that is attributable to non-controlling interests.
We continue to evaluate the impact of the Tax Reform on our estimates and expectations due to changes in our interpretations of the law, assumptions used in applying the law, and additional guidance concerning the law that may be issued.

2016 versus 2015

The table below presents financial results on a U.S. GAAP basis, as well as a non-GAAP basis to adjust for the non-recurring charge related to the Dell appraisal rights matter, the impact of the consolidated T. Rowe Price investment products, and other non-operating income. We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results.

(in millions, except per-share data)	2015	2016	Dollar change	Percentage change

U.S. GAAP Basis
Investment advisory fees	$3,687.3	$3,728.7	$41.4	1.1%
Net revenues	$4,200.6	$4,222.9	$22.3	.5%
Operating expenses	$2,301.7	$2,489.5	$187.8	8.2%
Net operating income	$1,898.9	$1,733.4	$(165.5)	(8.7)%
Non-operating income(1)	$103.5	$227.1	$123.6	n/m
Net income attributable to T. Rowe Price Group	$1,223.0	$1,215.0	$(8.0)	(.7)%
Diluted earnings per common share	$4.63	$4.75	$.12	2.6%
Weighted average common shares outstanding assuming dilution	260.9	250.3	(10.6)	(4.1)%

Adjusted(2)
Operating expenses	$2,301.7	$2,416.8	$115.1	5.0%
Net income attributable to T. Rowe Price Group	$1,160.3	$1,148.9	$(11.4)	(1.0)%
Diluted earnings per common share	$4.39	$4.49	$.10	2.3%

Assets under management (in billions)
Average assets under management	$767.9	$778.2	$10.3	1.3%
Ending assets under management	$763.1	$810.8	$47.7	6.3%
(1) Non-operating income varies from year to year due to a number of factors; accordingly the percentage change in non-operating income is not believed to be meaningful.
(2) See the reconciliation to the comparable U.S. GAAP measures at the end of the results of operations sections of this management's discussion and analysis.

As detailed in the table above, the percentage increase in investment advisory revenues in 2016 was in line with the increase in our average assets under management. We waived $10.5 million in money market-related fees (including advisory fees and fund expenses) in 2016, a decrease of $37.1 million from the $47.6 million waived in the 2015 period. The fee waivers in 2016 represent less than .5% of total investment advisory revenues earned during the same period. These fees were waived from certain of our money market mutual funds and trusts, which had combined net assets of $15.7 billion at December 31, 2016. The annual fee rate earned on our assets under management was 47.9 basis points in 2016, virtually unchanged from the 48.0 basis points earned in 2015. The impact on our effective fee rate from the reduction in money market waivers in 2016 was offset by effective fee rate reductions in certain of T. Rowe Price U.S. mutual funds.

Our 2016 operating expenses include a non-recurring charge, net of insurance recovery, of $66.2 million, or $.15 per share after tax related to the Dell appraisal rights matter. In 2016, we paid our clients $166.2 million to compensate them for the denial of their appraisal rights in connection with the 2013 leveraged buyout of Dell. We made claims to our insurance carriers and, on December 30, 2016, entered into an agreement with our primary insurance carrier to recover $100 million from the claim. The insurance proceeds were recognized as an offset to the related $166.2 million charge recognized in the second quarter of 2016. Remaining insurance claims pending as of December 31, 2016, resulted in an additional recovery of $50 million in the first quarter of 2017.

Our operating margin in 2016 was 41.0% compared to 45.2% in the 2015 period. Without the impact of the non-recurring charge relating to the Dell appraisal rights matter, our operating margin in 2016 would have been 42.6%. The additional decline in our 2016 operating margin resulted primarily from the investments we have been making to broaden and deepen our investment management, distribution, and service capabilities around the world.

Our 2016 results were significantly impacted by the adoption of new accounting guidance related to consolidation and stock-based compensation. The impact (in millions) the consolidated T. Rowe Price investment products had on the individual lines of our 2016 consolidated statement of income was as follows:

Operating expenses reflected in net operating income	$(13.0)
Net investment income reflected in non-operating income	121.1
Impact on income before taxes	$108.1

Net income attributable to our interest in the consolidated T. Rowe Price investment products	$69.1
Net income attributable to redeemable non-controlling interests (unrelated third-party investors)	39.0
Impact on income before taxes	$108.1

Net revenues

Investment advisory revenues earned from T. Rowe Price U.S. mutual funds increased 1.4%, or $37.5 million, to $2.7 billion. Average mutual fund assets in 2016 were $495.5 billion, an increase of .4% from the average for the comparable 2015 period. The increase in advisory revenues was due in part to the reduction in money market fee waivers realized in 2016 compared with 2015.

Investment advisory revenues earned on the other investment products for 2016 were $1,023.3 million, an increase of $3.9 million, or .4%, from the $1,019.4 million earned in 2015. Average assets in these products were $282.7 billion during 2016, up 3.1% from the comparable 2015 period. In 2016, our advisory revenues are presented net of $7.0 million related to the elimination of management fees earned on the net assets of certain of our consolidated T. Rowe Price investment products. We eliminated these advisory fees in preparing our consolidated financial statements.

Administrative fee revenues decreased $9.3 million to $352.5 million in 2016. The decrease was primarily attributable to transfer agent servicing activities provided to the mutual funds and their investors, as well as the shift of fund accounting and portfolio recordkeeping operations to BNY Mellon that, prior to August 2015, we provided to the T. Rowe Price U.S. mutual funds. Changes in administrative fee revenues were generally offset by similar changes in related operating expenses that were incurred to provide services to the funds and their investors.

Distribution and servicing fee revenues earned from 12b-1 plans of the Advisor, R, and Variable Annuity II Class shares of the T. Rowe Price U.S. mutual funds were $141.7 million in 2016, a decrease of $9.8 million from the comparable 2015 period on lower average assets under management in these share classes. The 12b-1 fees earned are offset entirely by the costs paid to third- party intermediaries who source these assets. These costs are reported as distribution and servicing costs in the consolidated income statements.

Operating expenses

Compensation and related costs were $1,494.0 million in 2016, an increase of $50.4 million, or 3.5%, compared to the 2015 period. The largest part of the increase was attributable to a $56.7 million increase in salaries and related benefits, which resulted from a modest increase in salaries at the beginning of 2016 combined with a 3.2% increase in average headcount from 2015. Noncash stock-based compensation expense and annual variable compensation were up $12.6 million and $4.9 million, respectively. These increases were offset by a higher level of technology labor capitalized in 2016 compared with 2015 and a reduction in temporary labor cost as the 2016 projects used more professional service resources. The overall increase in compensation and related costs and our average staff size from 2015 were muted by lower compensation costs resulting from shifting 210 associates in August 2015 to BNY Mellon and for the ongoing transition support we provide to them. However, these lower compensation costs were generally offset by increases in costs paid to BNY Mellon to provide these administrative services and other transition-related activities, which are reflected in other operating expenses.

Advertising and promotion costs were $79.9 million in 2016 compared with $79.7 million in 2015.

Occupancy and facility costs, together with depreciation expense, increased $20.7 million, or 7.3%, compared to 2015. The increase was primarily attributable to the added costs to update and enhance technology capabilities, including related maintenance programs.

Other operating expenses were $401.5 million in 2016, an increase of $60.1 million from 2015. About half of this increase was attributable to costs paid to BNY Mellon since August 2015 for the performance of certain administrative services, as mentioned above. The increase also included $6.5 million in operating expenses, net of investment advisory fees earned by us, of those T. Rowe Price investment products that we began consolidating at the beginning of 2016. The remaining balance of the change was due to increased business demands and our continued investment in capabilities.

Non-operating income

Net non-operating investment activity during 2016 resulted in income of $227.1 million compared with $103.5 million in 2015. The following table details the components of non-operating income (in millions) during 2015 and 2016.

	2015	2016	Dollar Change
Net investment income on non-consolidated T. Rowe Price investment products
Net realized gains on dispositions of available-for-sale investments	$56.5	$53.0	$(3.5)
Ordinary and capital gain dividend distributions	39.7	16.1	(23.6)
Other-than-temporary impairment	(4.8)	—	4.8
Unrealized gains (losses) on equity method and other trading investments	(2.6)	20.8	23.4
Net gain (losses) recognized upon deconsolidation	(5.8)	2.2	8.0
Total investment income from non-consolidated T. Rowe Price investment products	83.0	92.1	9.1
Net investment income on consolidated T. Rowe Price investment products	1.5	121.1	119.6
Other investment income	22.3	15.9	(6.4)
Other expenses, including foreign currency gains and losses	(3.3)	(2.0)	1.3
Net non-operating income	$103.5	$227.1	$123.6

The increase in investment gains on T. Rowe Price products that are accounted for as an equity method or trading investments was driven by an increase in the number of equity method investments as well as market gains. The investment income on consolidated T. Rowe Price investment products increased in 2016 as the number of products we consolidated increased significantly upon the adoption of the new consolidation accounting guidance.

Provision for income taxes

Our effective tax rate for 2016 was 36.0% compared to 38.9% in 2015. The decrease in the effective tax rate was related in part to the increase in net income attributable to redeemable non-controlling interest related to our consolidated T. Rowe Price investment products, as we do not recognize taxes associated with these earnings. Additionally, the estimated effective tax rate declined as a result of adopting the new stock-based compensation accounting guidance. Under the new guidance, tax benefits and shortfalls on exercised options and vested restricted stock relative to the stock-based compensation expense recognized are included in the provision for income taxes rather than as additional paid in capital on the consolidated balance sheet. Our effective income tax rate also reflected the relative contribution of pretax income generated by our foreign subsidiaries that are subject to tax rates lower than our U.S. rates.

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

	2013	2014	2015	2016	2017
Operating expenses, GAAP basis	$1,846.8	$2,091.2	$2,301.7	$2,489.5	$2,684.2
Non-GAAP adjustments:
Expenses of consolidated T. Rowe Price investment products, net of elimination of its related management fee(1)	—	—	—	(6.5)	(6.7)
Compensation expense related to market valuation changes in supplemental savings plan liability(2)	—	—	—	—	(11.7)
Insurance recoveries (nonrecurring charge) related to Dell appraisal rights matter(4)	—	—	—	(66.2)	50.0
Adjusted operating expenses	$1,846.8	$2,091.2	$2,301.7	$2,416.8	$2,715.8

Net income attributable to T. Rowe Price Group, GAAP basis	$1,047.7	$1,229.6	$1,223.0	$1,215.0	$1,497.8
Non-GAAP adjustments:
Net income of consolidated T. Rowe Price investment products, net of redeemable non-controlling interests(1)	(4.5)	—	(1.5)	(69.1)	(98.2)
Non-operating income of investments designated as an economic hedge of supplemental savings plan liability less related compensation expense(2)	—	—	—	—	(.6)
Non-operating income, excluding impacts of consolidated T. Rowe Price investment products and investments designated as an economic hedge of supplemental savings plan liability(3)	(58.5)	(112.2)	(102.0)	(106.0)	(190.1)
Nonrecurring charge (insurance recoveries) related to Dell appraisal rights matter(4)	—	—	—	66.2	(50.0)
Income tax impacts of non-GAAP adjustments before tax reform(5)	24.5	43.9	40.8	42.8	131.1
Impact of U.S. tax reform(6)	—	—	—	—	71.1
Adjusted net income attributable to T. Rowe Price Group	$1,009.2	$1,161.3	$1,160.3	$1,148.9	$1,361.1

Diluted earnings per common share, GAAP basis	$3.90	$4.55	$4.63	$4.75	$5.97
Non-GAAP adjustments:
Consolidated T. Rowe Price investment products(1)	(.01)	—	(.01)	(.16)	(.24)
Non-operating income, excluding impacts of consolidated T. Rowe Price investment products and investments designated as an economic hedge of supplemental savings plan liability(3)	(.13)	(.26)	(.23)	(.25)	(.46)
Nonrecurring charge (insurance recoveries) related to Dell appraisal rights matter(4)	—	—	—	.15	(.12)
Impact of U.S. tax reform(6)	—	—	—	—	.28
Adjusted diluted earnings per common share(7)	$3.76	$4.29	$4.39	$4.49	$5.43

(1)The non-GAAP adjustments add back the management fees that we earn from the consolidated T. Rowe Price investment products and subtract the investment income and operating expenses of these products that have been included in our U.S. GAAP consolidated statements of income. We believe the consolidated T. Rowe Price investment products may impact the reader's ability to understand our core operating results. The following table details the calculation of net income of consolidated T. Rowe Price investment products, net of redeemable non-controlling interests:

	2013	2014	2015	2016	2017
Net investment income	$4.5	$—	$1.5	$121.1	$193.9
Operating expenses	—	—	—	(13.0)	(12.3)
Net income	4.5	—	1.5	108.1	181.6
Less: net income attributable to redeemable non-controlling interests	—	—	—	39.0	83.4
T. Rowe Price Group's portion of net income	$4.5	$—	$1.5	$69.1	$98.2

(2) This non-GAAP adjustment removes the impact of market movements on the supplemental savings plan liability and related investments designated as economic hedges of the liability beginning July 1, 2017. Amounts deferred under the supplemental savings plan are adjusted for appreciation (depreciation) of hypothetical investments chosen by the employees. Since we economically hedge the exposure to these market movements, we believe it is useful to offset the non-operating investment income earned on the hedges against the related compensation expense to increase comparability period to period. The following table details the supplemental savings plan related items:

	2013	2014	2015	2016	2017
Non-operating income of investments designated as an economic hedge of supplemental savings plan liability	$—	$—	$—	$—	$12.3
Compensation expense from market valuation changes in supplemental savings plan liability	—	—	—	—	(11.7)
Non-operating income of investments designated as an economic hedge of supplemental savings plan liability less compensation expense	$—	$—	$—	$—	$.6

(3) This non-GAAP adjustment removes the non-operating income that remains after eliminating the portion related to the consolidated T. Rowe Price investment products and investments designated as an economic hedge of our supplemental savings plan liability. We believe excluding non-operating income helps the reader's ability to understand our core operating results and increases comparability to prior years. Additionally, we do not emphasize the impact of non-operating income when managing our firm and evaluating our performance. The following table details the calculation of other non-operating income:

	2013	2014	2015	2016	2017
Total non-operating income	$63.0	$112.2	$103.5	$227.1	$396.3
Less: net investment income of consolidated T. Rowe Price investment products	4.5	—	1.5	121.1	193.9
Less: non-operating income from investments designated as an economic hedge of supplemental savings plan liability	—	—	—	—	12.3
Total other non-operating income	$58.5	$112.2	$102.0	$106.0	$190.1

(4) In the second quarter of 2016, we recognized a nonrecurring charge of $166.2 million related to our decision to compensate certain clients in regard to the Dell appraisal rights matter. We also recognized an offset to this charge during the fourth quarter of 2016 for related insurance recoveries totaling $100 million. In the first quarter of 2017, we recognized additional insurance recoveries of $50 million as a reduction in operating expenses from claims that were filed in relation to the matter. We believe it is useful to readers of our consolidated statements of income to adjust for these charges and non-recurring insurance recoveries in arriving at adjusted operating expenses and net income attributable to T. Rowe Price Group and diluted earnings per share.

(5) These were calculated using the effective tax rate applicable to each non-GAAP adjustment before tax reform.

(6)In the fourth quarter of 2017, we recognized a nonrecurring charge of $71.1 million to reflect the effect of the U.S. tax law changes enacted on December 22, 2017. We believe it is useful to readers of our consolidated statements of income to adjust for this nonrecurring charge in arriving at net income attributable to T. Rowe Price Group and diluted earnings per share.

(7) This non-GAAP measure was calculated by applying the two-class method to adjusted net income attributable to T. Rowe Price Group, divided by the weighted-average common shares outstanding assuming dilution.

CAPITAL RESOURCES AND LIQUIDITY.

During 2017, stockholders’ equity increased from $5.0 billion to $5.8 billion. Tangible book value increased to $5.2 billion at December 31, 2017. We paid $2.28 per share in regular dividends in 2017, an increase of 5.6% over the $2.16 per share paid in 2016. Additionally, we expended $458.1 million to repurchase 6.6 million shares, or 2.7%, of our outstanding common stock in 2017. These dividends and repurchases were expended using existing cash balances and cash generated from operations. We will generally repurchase our common stock over time to offset the dilution created by our equity-based compensation plans.

As detailed below, we have returned $4.3 billion to stockholders over the last three years through stock repurchases, our regular quarterly dividends, and a special dividend in 2015.

(in millions)	Recurring dividend	Special dividend	Stock repurchases	Total cash returned to stockholders
2015	$534.5	$524.5	$987.8	$2,046.8
2016	541.2	—	676.9	1,218.1
2017	562.6	—	458.1	1,020.7
Total	$1,638.3	$524.5	$2,122.8	$4,285.6

We remain debt-free with ample liquidity, including cash and investments in T. Rowe Price products as follows:

(in millions)	2016	2017
Cash and cash equivalents	$1,204.9	$1,902.7
Discretionary investments	700.6	780.3
Total cash and discretionary investments	1,905.5	2,683.0
Redeemable seed capital investments	1,263.8	1,188.9
Investments used to hedge the supplemental savings plan liability	—	268.2
Total cash and investments in T. Rowe Price products	$3,169.3	$4,140.1

Our seed capital investments are redeemable, although we generally expect to be invested for several years until unrelated third-party investors substantially reduce our relative ownership percentage. Cash and discretionary investments in T. Rowe Price products held by our subsidiaries outside the U.S. were $365.9 million at December 31, 2016, and $424.5 million at December 31, 2017.

The following table details the line items of the consolidated balance sheet as of December 31, 2017, where our cash and investments are presented. The investment presentation on the consolidated balance sheet is based on the type of investment, as well as how we account for the investment.

	Interest Held by T. Rowe Price Group
(in millions)	Cash and discretionary investments in T. Rowe Price products	Redeemable seed capital investments in T. Rowe Price products	Investments in T. Rowe Price products used to hedge supplemental savings plan	Total cash and investments in T. Rowe Price products	Investment in UTI and other investments	Total	Redeemable non-controlling interests	As reported on consolidated balance sheet 12/31/2017
Cash and cash equivalents	$1,902.7	$—	$—	$1,902.7	$—	$1,902.7	$—	$1,902.7
Investments	669.7	299.8	268.2	1,237.7	239.6	1,477.3	—	1,477.3
Net assets of consolidated T. Rowe Price investment products	110.6	889.1	—	999.7	—	999.7	992.8	1,992.5
	$2,683.0	$1,188.9	$268.2	$4,140.1	$239.6	$4,379.7	$992.8	$5,372.5

Our consolidated balance sheet reflects the cash and cash equivalents, investments, other assets and liabilities of those T. Rowe Price investment products we consolidate, as well as redeemable non-controlling interests for the portion of these T. Rowe Price investment products that are held by unrelated third-party investors. Although we can redeem our net interest in these T. Rowe Price investment products at any time, we cannot directly access or sell the assets held by the portfolios to obtain cash for general operations. Additionally, the assets of these T. Rowe Price investment products are not available to our general creditors. Our interest in these T. Rowe Price investment products was used as initial seed capital and is recategorized as discretionary when it is determined by management that the seed capital is no longer needed. We assess the discretionary investment portfolio and when we liquidate our interest, we attempt to do so in a way as to not impact the portfolio, and, ultimately the unrelated third-party investors.

We anticipate property and equipment expenditures in 2018 to be up to $180 million, of which about two-thirds is planned for technology initiatives. Given the availability of our financial resources, we expect to fund our anticipated capital expenditures with operating resources.

The following table summarizes the cash flows (in millions) for 2016 and 2017, that are attributable to T. Rowe Price Group, our consolidated T. Rowe Price investment products, and the related eliminations required in preparing the statement.

	2016				2017
	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated T. Rowe Price investment products	Eliminations	As reported	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated T. Rowe Price investment products	Eliminations	As reported
Cash flows from operating activities
Net income	$1,215.0	$108.1	$(69.1)	$1,254.0	$1,497.8	$181.6	$(98.2)	$1,581.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization of property and equipment	133.4	—	—	133.4	143.6	—	—	143.6
Stock-based compensation expense	161.6	—	—	161.6	152.0	—	—	152.0
Realized gains on dispositions of available-for-sale T. Rowe Price investment products	(53.0)	—	—	(53.0)	(83.1)	—	—	(83.1)
Gains recognized upon transfer of an available-for-sale T. Rowe Price investment products to T. Rowe Price investment products held as trading	—	—	—	—	(23.6)	—	—	(23.6)
Net gains recognized on investments	(100.1)	—	69.1	(31.0)	(147.9)	—	98.2	(49.7)
Investments in T. Rowe Price mutual funds held as trading to economically hedge supplemental savings plan liability	—	—	—	—	(218.6)	—	—	(218.6)
Net change in trading securities held by consolidated T. Rowe Price investment products	—	(1,297.9)	—	(1,297.9)	—	(1,492.9)	—	(1,492.9)
Changes in accounts receivable and accrued revenue	(9.3)	—	—	(9.3)	(100.8)	—	—	(100.8)
Changes in payables and accrued liabilities	101.5	37.1	—	138.6	169.1	154.3	—	323.4
Other changes in assets and liabilities	(105.4)	(13.9)	(6.6)	(125.9)	163.3	(158.3)	(7.0)	(2.0)
Net cash provided by (used in) operating activities	1,343.7	(1,166.6)	(6.6)	170.5	1,551.8	(1,315.3)	(7.0)	229.5

Net cash provided by (used in) investing activities	(219.7)	41.4	284.5	106.2	(33.9)	(64.2)	137.1	39.0

Net cash used in financing activities attributable to T. Rowe Price Group	(1,091.4)	—	—	(1,091.4)	(820.1)	—	—	(820.1)
Net subscriptions received from redeemable non-controlling interest holders	—	1,192.9	(277.9)	915.0	—	1,411.7	(130.1)	1,281.6
Net cash provided by (used in) financing activities	(1,091.4)	1,192.9	(277.9)	(176.4)	(820.1)	1,411.7	(130.1)	461.5

Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	—	(2.1)	—	(2.1)	—	5.3	—	5.3

Net change in cash and cash equivalents during period	32.6	65.6	—	98.2	697.8	37.5	—	735.3
Cash and cash equivalents at beginning of year	1,172.3	—	—	1,172.3	1,204.9	65.6	—	1,270.5
Cash and cash equivalents at end of period	$1,204.9	$65.6	$—	$1,270.5	$1,902.7	$103.1	$—	$2,005.8

2017 versus 2016.

Operating activities attributable to T. Rowe Price Group during 2017 provided cash flows of $1,551.8 million, an increase of $208.1 million from the 2016 period. The increase is largely attributable to higher net income attributable to T. Rowe Price Group as well as the timing differences of cash flows related to the Dell appraisal rights matter. We paid $166.2 million to certain T. Rowe Price clients during 2016 and received related insurance recoveries of $150.0 million during 2017 relating to this matter. These changes in cash flows were offset by cash outflows in the 2017 period for new investments made into T. Rowe Price investment products held as trading totaling $218.6 million in order to economically hedge our supplemental savings plan liability. The net cash provided by operating activities attributable to T. Rowe Price Group was offset in part by the net change in trading securities held in T. Rowe Price consolidated investment products’ underlying investment products.

Net cash used in investing activities that are attributable to T. Rowe Price Group totaled $33.9 million in 2017, an increase of $185.8 million from the comparable 2016 period. During 2017, we realized $184.2 million more net proceeds from the purchases and sales of our available-for-sale investments compared with 2016. This net increase in investing cash flows was offset by an $83.5 million decrease in proceeds from the sales of equity method investments and a $37.8 million increase in property and equipment expenditures during 2017 compared with the 2016 period. Additionally, the amount of seed capital investments we provided in 2017 decreased by $147.4 million compared with the 2016 period. Since we consolidate these T. Rowe Price investment products, our investment was eliminated in preparing our consolidated statement of cash flow. The cash flow attributable to consolidated T. Rowe Price investment products of $64.2 million represents the aggregate net cash removed during 2017 from our balance sheet upon consolidating and deconsolidating products. During the 2016 period, the comparable cash flow activity added $41.4 million to our balance sheet.

Net cash used in financing activities attributable to T. Rowe Price Group totaled $820.1 million in 2017 compared with $1,091.4 million in 2016. The decrease in cash used in financing activities is related in part to a reduction of $218.8 million expended in common stock repurchases as the sharp increase in our stock price led us to repurchase fewer shares in 2017. This decrease in cash flows was offset by a $74.8 million increase in proceeds from option exercises, as a greater number of options were exercised due to the sharp increase in our stock price in 2017. The remaining change in reported cash flows from financing activities is primarily attributable to a $366.6 million increase in net subscriptions received from redeemable non-controlling interest holders of our consolidated T. Rowe Price investment products during 2017 compared to the 2016 period.

2016 versus 2015.

Operating activities attributable to T. Rowe Price Group during 2016 provided cash flows of $1,343.7 million, a decrease of $186.8 million from the 2015 period. The decline was primarily related to the payments totaling $166.2 million we made in 2016 to compensate certain clients in regard to the Dell appraisal rights matter. We entered into an agreement on December 30, 2016, for a $100 million insurance recovery that we received in January 2017. The net cash provided by operating activities attributable to T. Rowe Price Group was offset in part by the net change in trading securities held in T. Rowe Price consolidated investment products’ underlying investment products.

Net cash used in investing activities that are attributable to T. Rowe Price Group totaled $219.7 million in 2016. In 2016, we provided $284.5 million in seed capital to new and existing T. Rowe Price investment products. We utilized a portion of the $219.5 million in proceeds from the sale of certain available-for-sale investments and equity method investments in 2016 to fund these seed capital investments. Since we consolidate these T. Rowe Price investment products, the seed capital that we provided was eliminated in preparing our consolidated statement of cash flow. In 2015, cash proceeds from the sale of certain T. Rowe Price U.S. mutual funds holdings, net of new investments, resulted in investing cash flows of $269.7 million. Additionally, our net property and equipment additions were $148.3 million in 2016 compared to $151.3 million in the 2015 period. The cash flow attributable to consolidated T. Rowe Price investment products of $41.4 million represents the net cash added to our consolidated balance sheet from consolidating and deconsolidating products in 2016.

Net cash used in financing activities attributable to T. Rowe Price Group was $1,091.4 million in 2016 compared with $1,973.3 million in the 2015 period. The decline in cash used in financing activities is largely related to the $2.00 per share, or $524 million, special dividend we paid in April 2015. We also expended $310.9 million less in common stock purchases in 2016 compared to the 2015 period. The cash proceeds received from stock option exercises were higher in 2016 by $52.8 million compared with the 2015 period. The net cash used in financing activities attributable to T. Rowe Price Group was largely offset by the $915.0 million of net subscriptions into the consolidated T. Rowe Price investment products.

CONTRACTUAL OBLIGATIONS.

The following table presents a summary of our future obligations (in millions) under the terms of existing operating leases and other contractual cash purchase commitments at December 31, 2017. Other purchase commitments include contractual amounts that will be due for the purchase of goods or services to be used in our operations and may be cancelable at earlier times than those indicated, under certain conditions that may involve termination fees. Because these obligations are generally of a normal recurring nature, we expect that we will fund them from future cash flows from operations. The information presented does not include operating expenses or capital expenditures that will be committed in the normal course of operations in 2018 and future years. The information also excludes the $7.6 million of unrecognized tax benefits discussed in Note 7 to our consolidated financial statements because it is not possible to estimate the time period in which a payment might be made to the tax authorities.

	Total	2018	2019-2020	2021-2022	Later
Noncancelable operating leases	$263	$38	$70	$54	$101
Other purchase commitments	252	212	35	4	1
Total	$515	$250	$105	$58	$102

We also have outstanding commitments to fund additional contributions to investment partnerships totaling $38.8 million at December 31, 2017. The vast majority of these additional contributions will be made to investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be called under certain circumstances.

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

We present those significant accounting policies used in the preparation of our consolidated financial statements as an integral part of those statements within this 2017 Annual Report. In the following discussion, we highlight and explain further certain of those policies that are most critical to the preparation and understanding of our financial statements.

Consolidation. We consolidate all subsidiaries and T. Rowe Price investment products in which we have a controlling interest. We are generally deemed to have a controlling interest when we own the majority of the voting interest of an entity or are deemed to be the primary beneficiary of a variable interest entity (VIE). VIEs are entities that lack sufficient equity to finance its activities or the equity holders do not have defined power to direct the activities of the entity normally associated with an equity investment. Our analysis to determine whether an entity is a VIE or a voting interest entity (VOE) involves judgment and considers several factors, including an entity’s legal organization, capital structure, the rights of the equity investment holders, our ownership interest in the entity, and our contractual involvement with the entity. We continually review and reconsider our VIE or VOE conclusions upon the occurrence of certain events, such as changes to our ownership interest, changes to an entity’s legal structure, or amendments to governing documents. Our VIEs are primarily T. Rowe Price investment products and our variable interest consists of our equity ownership in and investment management fees earned from these entities.

We are the primary beneficiary if we have the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the VIE that could potentially be significant. Our SICAV funds and other T. Rowe Price investment products regulated outside the U.S. are determined to be VIEs. At December 31, 2017, we consolidated VIEs with net assets of $1,800.1 million.

Other-than-temporary impairments of available-for-sale securities. We generally classify our investment holdings in T. Rowe Price investment products as available-for-sale if we are not deemed to a have a controlling financial interest nor exercise significant influence over its operating and financial policies. At the end of each quarter, we mark the carrying amount of each investment to fair value and recognize an unrealized gain or loss as a component of comprehensive income within the consolidated statements of comprehensive income. We review each individual security position that has an unrealized loss or impairment to determine if that impairment is other than temporary.

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

Other-than-temporary impairments of equity method investments. We evaluate our equity method investments, including our investment in UTI and certain investments in T. Rowe Price investment products, for impairment when events or changes in circumstances indicate that the carrying value of the investment exceeds its fair value, and the decline in fair value is other than temporary.

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

NEWLY ISSUED BUT NOT YET ADOPTED ACCOUNTING GUIDANCE.

See the summary of significant accounting policies within Item 8, Financial Statements and Supplementary Data for a discussion of newly issued but not yet adopted accounting guidance.

FORWARD-LOOKING INFORMATION.

From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this report, may contain certain forward-looking information, including information or anticipated information relating to: our revenues, net income, and earnings per share on common stock; changes in the amount and composition of our assets under management; our expense levels; the impact of U.S. tax reform enacted in December 2017, including on our estimated effective income tax rate; and our expectations regarding financial markets, future transactions, dividends, investments, capital expenditures, and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A, Risk Factors, of this Form 10-K Annual Report. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

Our future revenues and results of operations will fluctuate primarily due to changes in the total value and composition of assets under our management. Such changes result from many factors, including, among other things: cash inflows and outflows in the T. Rowe Price U.S. mutual funds and other investment products, fluctuations in global financial markets that result in appreciation or depreciation of the assets under our management, our introduction of new mutual funds and investment products, and changes in retirement savings trends relative to participant-directed investments and defined contribution plans. The ability to attract and retain investors’ assets under our management is dependent on investor sentiment and confidence; the relative investment performance of the Price mutual funds and other managed investment products as compared to competing offerings and market indexes; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; and our level of success in implementing our strategy to expand our business. Our revenues are substantially dependent on fees earned under contracts with the Price funds and could be adversely affected if the independent directors of one or more of the Price funds terminated or significantly altered the terms of the investment management or related administrative services agreements. Non-operating investment income will also fluctuate primarily due to the size of our investments, changes in their market valuations, and any other-than-temporary impairments that may arise or, in the case of our equity method investments, our proportionate share of the investees' net income.

Our future results are also dependent upon the level of our expenses, which are subject to fluctuation for the following or other reasons: changes in the level of our advertising and promotion expenses in response to market conditions, including our efforts to expand our investment advisory business to investors outside the U.S. and to further penetrate our distribution channels within the U.S.; the pace and level of spending to support key strategic priorities; variations in the level of total compensation expense due to, among other things, bonuses, restricted stock units and other equity grants, other incentive awards, changes in our employee count and mix, and competitive factors; any goodwill or other asset impairment that may arise; fluctuation in foreign currency exchange rates applicable to the costs of our international operations; expenses and capital costs, such as technology assets, depreciation, amortization, and research and development, incurred to maintain and enhance our administrative and operating services infrastructure; unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and disruptions of services, including those provided by third parties, such as fund and product recordkeeping, facilities, communications, power, and the mutual fund transfer agent and accounting systems.

Our business is also subject to substantial governmental regulation, and changes in legal, regulatory, accounting, tax, and compliance requirements may have a substantial effect on our operations and results, including, but not limited to, effects on costs that we incur and effects on investor interest in T. Rowe Price investment products and investing in general or in particular classes of mutual funds or other investments.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The following table presents the equity price risk from our investments in T. Rowe Price investment products as they are carried at fair value. Investments in these products generally moderate market risk as they are diversified and invest in a number of different financial instruments. T. Rowe Price further manages its exposure to market risk by diversifying its investments among many domestic and international products as well as diversification among equity and fixed income portfolios. In addition, investment holdings may be altered from time to time in response to changes in market risks and other factors, as management deems appropriate.

We have chosen to use a variant of each product's net asset value to quantify the equity price risk, as we believe the volatility in each product's net asset value best reflects the underlying risk potential as well as the market trends surrounding each of its investment objectives. The potential future loss of value, before any income tax benefits, of these investments at year-end was determined by using the lower of each product’s lowest net asset value per share during 2017 or its net asset value per share at December 31, 2017, reduced by 10%. In considering this presentation, it is important to note that: Not all products experienced their lowest net asset value per share on the same day; it is likely that the composition of the investment portfolio would be changed if adverse market conditions persisted; and we could experience future losses in excess of those presented below.

(in millions)	Fair value 12/31/2017	Potential lower value	Potential loss
Investments—available-for-sale	$597.1	$531.1	$66.0	11%
Investments—trading	$363.2	$311.7	$51.5	14%
Direct investment in consolidated T. Rowe Price investment products	$999.7	$844.3	$155.4	16%

For available-for-sale investments, any losses arising from changes in fair value are recognized in other comprehensive income, net of tax, until the investment is disposed of, or if the investment is determined to be other-than-temporarily impaired. We review the carrying amount of each investment on a quarterly basis and recognize an impairment charge in non-operating income (loss) whenever an unrealized loss is considered other than temporary.

The direct investment in consolidated T. Rowe Price investment products represents our portion of the net assets of the product. Upon consolidation of these products, our direct investment is eliminated and the net assets of the products are combined in our consolidated balance sheet, together with redeemable non-controlling interests, which represents the portion of the products that is owned by unrelated third-party investors. Any losses arising from the change in fair value of our direct investments in consolidated T. Rowe Price investment products would result in a corresponding decrease, net of tax, in our net income attributable to T. Rowe Price Group.

Certain of our investments, including a few consolidated T. Rowe Price investment products, expose us to foreign currency translation risk when their foreign denominated financial statements are translated into U.S. dollars (USD). Our most significant exposure relates to the translation of the financial statements of our equity method investment in UTI ($155.8 million at December 31, 2017). UTI's financial statements are denominated in Indian rupees (INR) and are translated to USD each reporting period. We do not use derivative financial instruments to manage this foreign currency risk, so both positive and negative fluctuations in the INR against the USD will affect accumulated other comprehensive income and the carrying amount of our investment. We had a cumulative translation loss, net of tax, of $30.6 million at December 31, 2017, related to our investment in UTI. Given the nature of UTI’s business, should conditions deteriorate in markets in which they operate, we are at risk for loss up to our carrying amount.

We operate in several foreign countries of which the United Kingdom is the most prominent. We incur operating expenses and have foreign currency-denominated assets and liabilities associated with these operations, although our revenues are predominately realized in USD. We do not believe that foreign currency fluctuations materially affect our results of operations.

Item 8.	Financial Statements and Supplementary Data.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2016	12/31/2017
ASSETS
Cash and cash equivalents	$1,204.9	$1,902.7
Accounts receivable and accrued revenue	455.1	556.7
Investments	1,257.5	1,477.3
Assets of consolidated T. Rowe Price investment products ($1,446.1 million at December 31, 2016, and $1,839.6 million at December 31, 2017, related to variable interest entities)	1,680.5	2,048.4
Property and equipment, net	615.1	652.0
Goodwill	665.7	665.7
Other assets	346.2	231.9
Total assets	$6,225.0	$7,534.7

LIABILITIES
Accounts payable and accrued expenses	$180.8	$215.5
Liabilities of consolidated T. Rowe Price investment products ($56.8 million at December 31, 2016, and $39.5 million at December 31, 2017, related to variable interest entities)	65.6	55.9
Accrued compensation and related costs	92.6	108.5
Supplemental savings plan liability	150.9	269.3
Income taxes payable	39.3	68.3
Total liabilities	529.2	717.5

Commitments and contingent liabilities

Redeemable non-controlling interests	687.2	992.8

STOCKHOLDERS’ EQUITY
Preferred stock, undesignated, $.20 par value— authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value—authorized 750,000,000; issued 244,784,000 shares at December 31, 2016, and 245,111,000 at December 31, 2017	49.0	49.0
Additional capital in excess of par value	654.5	846.1
Retained earnings	4,293.6	4,932.9
Accumulated other comprehensive income (loss)	11.5	(3.6)
Total permanent stockholders' equity	5,008.6	5,824.4
Total liabilities, redeemable non-controlling interests and permanent stockholders’ equity	$6,225.0	$7,534.7

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except earnings per share)

	2015	2016	2017
Revenues
Investment advisory fees	$3,687.3	$3,728.7	$4,287.7
Administrative fees	361.8	352.5	358.3
Distribution and servicing fees	151.5	141.7	147.0
Net revenues	4,200.6	4,222.9	4,793.0

Operating expenses
Compensation and related costs	1,443.6	1,494.0	1,664.9
Advertising and promotion	79.7	79.9	92.0
Distribution and servicing costs	151.5	141.7	147.0
Depreciation and amortization of property and equipment	126.3	133.4	143.6
Occupancy and facility costs	159.2	172.8	194.9
Other operating expenses	341.4	401.5	491.8
Nonrecurring charge (insurance recoveries) related to Dell appraisal rights matter	—	66.2	(50.0)
Total operating expenses	2,301.7	2,489.5	2,684.2

Net operating income	1,898.9	1,733.4	2,108.8

Non-operating income
Net investment income on investments not consolidated	105.3	108.0	198.3
Net investment income on consolidated T. Rowe Price investment products	1.5	121.1	193.9
Other income (expense)	(3.3)	(2.0)	4.1
Total non-operating income	103.5	227.1	396.3

Income before income taxes	2,002.4	1,960.5	2,505.1
Provision for income taxes	779.4	706.5	923.9
Net income	$1,223.0	$1,254.0	$1,581.2
Less: net income attributable to redeemable non-controlling interests	—	39.0	83.4
Net income attributable to T. Rowe Price Group	$1,223.0	$1,215.0	$1,497.8

Earnings per share on common stock of T. Rowe Price Group
Basic	$4.74	$4.85	$6.07
Diluted	$4.63	$4.75	$5.97

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	2015	2016	2017
Net income	$1,223.0	$1,254.0	$1,581.2
Other comprehensive income (loss)
Net unrealized holding gains (losses) on available-for-sale investments	(4.5)	(1.0)	37.4
Reclassification of (gains) and losses in accumulated other comprehensive income to non-operating investment income:
Capital gain distributions	(20.8)	(6.0)	(3.5)
Net gains realized on dispositions determined using average cost	(56.5)	(53.0)	(83.1)
Net unrealized gains recognized upon the transfer to trading investments	—	—	(23.6)
Other-than-temporary impairments	4.8	—	—
Total reclassification adjustments	(72.5)	(59.0)	(110.2)
Total net unrealized holding losses recognized in other comprehensive income	(77.0)	(60.0)	(72.8)
Currency translation adjustments
Consolidated T. Rowe Price investment products—variable interest entities	(4.9)	(9.5)	66.4
Reclassification losses (gains) recognized in non-operating investment income upon deconsolidation of certain T. Rowe Price investment products	5.8	(2.2)	(.1)
Total currency translation adjustments of consolidated T. Rowe Price investment products—variable interest entities	.9	(11.7)	66.3
Equity method investments	(8.1)	(1.6)	2.6
Total currency translation adjustments	(7.2)	(13.3)	68.9

Other comprehensive loss before income taxes	(84.2)	(73.3)	(3.9)
Net deferred tax benefits	34.4	28.2	10.0
Total other comprehensive income (loss)	(49.8)	(45.1)	6.1
Total comprehensive income	1,173.2	1,208.9	1,587.3
Less: comprehensive income attributable to redeemable non-controlling interests	—	36.5	104.6
Comprehensive income attributable to T. Rowe Price Group	$1,173.2	$1,172.4	$1,482.7

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS(1)
(in millions)

	2015	2016	2017
Cash flows from operating activities
Net income	$1,223.0	$1,254.0	$1,581.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization of property and equipment	126.3	133.4	143.6
Stock-based compensation expense	149.0	161.6	152.0
Realized gains on dispositions of available-for-sale T. Rowe Price investment products	(56.5)	(53.0)	(83.1)
Gains recognized upon transfer of an investment in a T. Rowe Price mutual fund from available-for-sale to held as trading	—	—	(23.6)
Net gains recognized on other investments	(5.9)	(31.0)	(49.7)
Investments in T. Rowe Price mutual funds held as trading to economically hedge supplemental savings plan liability	—	—	(218.6)
Net change in trading securities held by consolidated T. Rowe Price investment products	(7.5)	(1,297.9)	(1,492.9)
Changes in accounts receivable and accrued revenue	(3.2)	(9.3)	(100.8)
Changes in payables and accrued liabilities	98.2	138.6	323.4
Other changes in assets and liabilities	7.1	(125.9)	(2.0)
Net cash provided by (used in) operating activities	1,530.5	170.5	229.5

Cash flows from investing activities
Purchases of available-for-sale T. Rowe Price investment products	(164.8)	(.1)	(16.9)
Dispositions of available-for-sale T. Rowe Price investment products	434.5	133.7	334.7
Net cash of T. Rowe Price investment products on consolidation (deconsolidation)	—	41.4	(64.2)
Additions to property and equipment	(151.3)	(148.3)	(186.1)
Other investing activity	(9.4)	79.5	(28.5)
Net cash provided by (used in) investing activities	109.0	106.2	39.0

Cash flows from financing activities
Repurchases of common stock	(987.8)	(676.9)	(458.1)
Common share issuances under stock-based compensation plans	73.5	126.3	201.1
Dividends paid to common stock and equity-award holders	(1,059.0)	(540.8)	(563.1)
Net subscriptions received from redeemable non-controlling interest holders	—	915.0	1,281.6
Net cash (used in) provided by financing activities	(1,973.3)	(176.4)	461.5

Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	—	(2.1)	5.3

Net change in cash and cash equivalents during period	(333.8)	98.2	735.3
Cash and cash equivalents at beginning of year	1,506.1	1,172.3	1,270.5
Cash and cash equivalents at end of period, including $65.6 million at December 31, 2016, and $103.1 million at December 31, 2017, held by consolidated T. Rowe Price investment products	$1,172.3	$1,270.5	$2,005.8
(1)See note 15 for a supplementary consolidating cash flow schedule.

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2014	261,110	$52.2	$756.5	$4,450.1	$136.4	$5,395.2	$—
Net income	—	—	—	1,223.0	—	1,223.0	—
Other comprehensive income (loss), net of tax	—	—	—	—	(49.8)	(49.8)	—
Dividends declared	—	—	—	(1,059.0)	—	(1,059.0)	—
Common stock-based compensation plans activity
Shares issued upon option exercises	2,471.5		84.0	—	—	84.5	—
Restricted shares issued, net of shares withheld for taxes	(180)	—	(14.3)	—	—	(14.3)	—
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	236	—	(2.0)	—	—	(2.0)	—
Forfeiture of restricted awards	(59)	—	—	—	—	—	—
Net tax benefits	—	—	23.2	—	—	23.2	—
Stock-based compensation expense	—	—	149.0	—	—	149.0	—
Restricted stock units issued as dividend equivalents	—	—	.2	(.2)	—	—	—
Common shares repurchased	(13,109)	(2.6)	(342.0)	(643.2)	—	(987.8)	—
Balances at December 31, 2015	250,469	50.1	654.6	3,970.7	86.6	4,762.0	—
Reclassification of T. Rowe Price investment products upon adoption of new accounting guidance on January 1, 2016	—	—	—	32.5	(32.5)	—	672.7
Cumulative effect adjustment upon adoption of new stock-based compensation guidance on January 1, 2016	—	—	12.9	(9.0)	—	3.9	—
Balances at January 1, 2016	250,469	50.1	667.5	3,994.2	54.1	4,765.9	672.7
Net income	—	—	—	1,215.0	—	1,215.0	39.0
Other comprehensive income (loss), net of tax	—	—	—	—	(42.6)	(42.6)	(2.5)
Dividends declared	—	—	—	(541.2)	—	(541.2)	—
Common stock-based compensation plans activity
Shares issued upon option exercises	4,140.8		148.7	—	—	149.5	—
Restricted shares issued, net of shares withheld for taxes	(178)	—	(14.0)	—	—	(14.0)	—
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	409.1		(8.8)	—	—	(8.7)	—
Forfeiture of restricted awards	(61)	—	—	—	—	—	—
Stock-based compensation expense	—	—	161.6	—	—	161.6	—
Restricted stock units issued as dividend equivalents	—	—	.1	(.1)	—	—	—
Common shares repurchased	(9,995)	(2.0)	(300.6)	(374.3)	—	(676.9)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	945.3
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	(967.3)
Balances at December 31, 2016	244,784	$49.0	$654.5	$4,293.6	$11.5	$5,008.6	$687.2

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2016	244,784	$49.0	$654.5	$4,293.6	$11.5	$5,008.6	$687.2
Net income	—	—	—	1,497.8	—	1,497.8	83.4
Other comprehensive income (loss), net of tax	—	—	—	—	(15.1)	(15.1)	21.2
Dividends declared	—	—	—	(562.6)	—	(562.6)	—
Common stock-based compensation plans activity
Shares issued upon option exercises	6,339	1.2	251.0	—	—	252.2	—
Restricted shares withheld for taxes, net of shares issued	(170)	—	(19.2)	—	—	(19.2)	—
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	789.1		(31.3)	—	—	(31.2)	—
Forfeiture of restricted awards	(19)	—	—	—	—	—	—
Stock-based compensation expense	—	—	152.0	—	—	152.0	—
Restricted stock units issued as dividend equivalents	—	—	.2	(.2)	—	—	—
Common shares repurchased	(6,612)	(1.3)	(161.1)	(295.7)	—	(458.1)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	1,243.7
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	(1,042.7)
Balances at December 31, 2017	245,111	$49.0	$846.1	$4,932.9	$(3.6)	$5,824.4	$992.8

The accompanying summary of significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

T. Rowe Price Group, Inc. derives its consolidated revenues and net income primarily from investment advisory services that its subsidiaries provide to individual and institutional investors in the T. Rowe Price U.S. mutual funds and other investment products, including separately managed accounts, subadvised funds, and other T. Rowe Price products. We also provide our investment advisory clients with related administrative services, including distribution, mutual fund transfer agent, accounting and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; brokerage, and trust services.

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

In 2017, we recognized in our income tax provision a non-recurring charge of $71.1 million to reflect the estimated effect of the U.S. tax law changes enacted on December 22, 2017. The charge is a reasonable estimate based on current interpretation of the tax law changes and includes $18.9 million for the remeasurement of our deferred tax assets and liabilities, and a $52.2 million tax liability for the mandatory deemed repatriation of foreign sourced net earnings. We will continue to evaluate the impact of the tax law changes on our estimates and expectations due to changes in our interpretations of the law, assumptions used in applying the law, and additional guidance concerning the law that may be issued. We will report any applicable adjustments to these estimates in 2018 after our estimates are finalized. Refer to Note 7 for more information on the impact of tax reform on our 2017 financial statements and effective tax rate.

NEWLY ISSUED BUT NOT YET ADOPTED ACCOUNTING GUIDANCE.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 — Revenue from Contracts with Customers, and subsequently has issued several related accounting standard updates clarifying several aspects of ASU 2014-09, including technical corrections and improvements (ASC 606). The standard update provides a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. It contains principles to apply to determine the measurement of revenue and the timing of when it is recognized. We will adopt the new standard on its effective date, January 1, 2018, using the retrospective approach with adjustments to each prior period. We concluded that the new standards do not materially change the timing of revenue recognition. However, the presentation of certain revenue related expenses totaling about $60 million in 2016 and 2017 will change from being recognized net against the related revenues to being reported within operating expenses. Additionally, we plan to enhance disclosures in accordance with the standard's disclosure requirements in 2018.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01 — Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This standard update addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments and requires a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We will adopt the new standard on its effective date, January 1, 2018. Upon adoption, we will reclassify net unrealized holding gains recognized on investments in T. Rowe Price products totaling $7.9 million from accumulated other comprehensive income to retained earnings. After January 1, 2018, the change in the fair value of investments in T. Rowe Price investment products previously accounted for as available-for-sale investments will be recognized in our consolidated income statement rather than our consolidated statement of comprehensive income. The impact upon implementation of the standard on our investments without a readily determinable fair value is not material.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 — Leases (Topic 842). The standard update seeks to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standards update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact this standard will have on our financial position and results of operations.

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our consolidated financial statements, including guidance which we have not yet adopted. We do not believe that any such guidance will have a material effect on our financial position or results of operation.

CONSOLIDATION.

Our consolidated financial statements include the accounts of all subsidiaries and T. Rowe Price investment products in which we have a controlling interest. We are generally deemed to have a controlling interest when we own the majority of a voting interest entity (VOE) or are deemed to be the primary beneficiary of a variable interest entity (VIE). We perform an analysis of our investments to determine if the investment entity is a VOE or VIE. Our analysis involves judgment and considers several factors, including an entity’s legal organization, capital structure, the rights of the equity investment holders, our ownership interest in the entity, and our contractual involvement with the entity. We continually review and reconsider our VOE or VIE conclusions upon the occurrence of certain events, such as changes to our ownership interest, changes to an entity’s legal structure, or amendments to governing documents. Upon consolidation of T. Rowe Price investment products, we retain the specialized investment company accounting principles of the underlying funds. All material accounts and transactions between consolidated entities are eliminated in consolidation.

Variable interest entities
VIEs are entities that, by design: (i) lack sufficient equity to permit the entity to finance its activities independently or (ii) have equity holders that do not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance, the obligation to absorb the entity’s losses, or the rights to receive the entity’s residual returns. We consolidate a VIE when we are the primary beneficiary, which is the party that has both (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the VIE that could potentially be significant. Our Luxembourg-based SICAV funds and other T. Rowe Price investment products regulated outside the U.S. were determined to be VIEs.

Along with VIEs that we consolidate, we also hold variable interests in other VIEs, including several investment partnerships that are not consolidated because we are not the primary beneficiary.

Redeemable non-controlling interests
We recognize redeemable non-controlling interests for the portion of the net assets of our consolidated T. Rowe Price investment products held by unrelated third-party investors as their interest is convertible to cash and other assets at their option. As such, we reflect redeemable non-controlling interests as temporary equity in our consolidated balance sheets.

Investments in T. Rowe Price money market mutual funds
We do not consider our investments in T. Rowe Price money market mutual funds when performing our consolidation analysis as the guidance provides a scope exception for interests in entities that are required to comply with, or operate in accordance with, requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.

CASH EQUIVALENTS.

Cash equivalents consist primarily of short-term, highly liquid investments in T. Rowe Price money market mutual funds. The cost of these funds is equivalent to fair value.

INVESTMENTS.

T. Rowe Price investment products that are accounted for as available-for-sale investments have been made for both general corporate investment purposes and to provide seed capital for newly formed products. These investments are carried at fair value using the quoted closing net asset value (NAV) per share of each fund as of the balance sheet date. Changes in net unrealized holding gains or losses on these investments are recognized in other comprehensive income.

We review the carrying amount of each investment on a quarterly basis and recognize an impairment charge in non-operating investment income whenever an unrealized loss is considered other than temporary. In determining whether a holding is other-than-temporarily impaired, we consider various factors, including the duration of time it has existed, the severity of the impairment, any subsequent changes in value, and our intent and ability to hold the investment for a period of time sufficient for an anticipated recovery in fair value. Subject to the other considerations noted above, we believe a holding with an unrealized loss that has persisted daily throughout the six months between quarter-ends is generally presumed to have an other-than-temporary impairment. We may also recognize an other-than-temporary impairment if particular circumstances of the underlying investment do not warrant our belief that a near-term recovery is possible.

Equity method investments consist of investments in entities, including T. Rowe Price investment products, for which we have the ability to exercise significant influence over the operating and financial policies of the investee. The carrying values of these investments are adjusted to reflect our proportionate share of the investee's net income or loss, any unrealized gain or loss resulting from the translation of foreign-denominated financial statements into U.S. dollars, and dividends received. Our proportionate share of income or loss is included in non-operating income in our consolidated statements of income. As permitted under existing accounting guidance, we adopted a policy by which we recognize our share of UTI Asset Management Company Limited’s (UTI) earnings on a quarter lag as current financial information is not available in a timely manner. The basis difference between our carrying value and our proportionate share of UTI’s book value is primarily related to consideration paid in excess of the stepped-up basis of assets and liabilities on the date of purchase.

Cost method investments consist of investments in entities for which we do not exercise significant influence over the operating and financial policies of the investee. We evaluate our equity and cost method investments for impairment when events or changes in circumstances indicate that the carrying value of the investment exceeds its fair value, and the decline in fair value is other than temporary.

T. Rowe Price investment products held as trading include seed and discretionary investments in mutual funds and separately managed account products that are carried at fair value. These investments are valued in accordance with the valuation and pricing policy used to value our assets under management and as further described in the Revenue Recognition section below.

Investments held by consolidated T. Rowe Price investment products are considered trading securities that are carried at fair value with corresponding changes in the investments’ fair values reflected in non-operating income in our consolidated statements of income. These investments are valued in accordance with the valuation and pricing policy used to value our assets under management and further described in the Revenue Recognition section below.

CONCENTRATION OF RISK.

Concentration of credit risk in accounts receivable is believed to be minimal in that our clients generally have substantial assets, including those in the investment portfolios that we manage for them.

Our investments held as trading expose us to market risk, that is, the potential future loss of value that would result from a decline in the fair value of each investment or its underlying net assets. The underlying holdings of our assets under management are also subject to market risk, which may arise from changes in equity prices, credit ratings, foreign currency exchange rates, and interest rates.

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

REVENUE RECOGNITION.

Fees for investment advisory services, which are based on a percentage of assets under management, and related administrative services that we provide to investment advisory clients, including the T. Rowe Price U.S. mutual funds and other investment products, are recognized in the period that our services are provided.

Our assets under management are valued in accordance with a valuation and pricing policy that defines the valuation and pricing processes for each major type of investment held in T. Rowe Price U.S. mutual funds and other investment products. Fair values used in our processes are primarily determined from quoted market prices; prices furnished by dealers who make markets in such securities; or from data provided by an independent pricing service that considers yield or price of investments of comparable quality, coupon, maturity, and type. Investments for which market prices are not readily available are not a material portion of our total assets under management.

Distribution and servicing fees earned from 12b-1 plans of the Advisor Class, R Class, and Variable Annuity II Class shares of certain T. Rowe Price U.S. mutual funds are recognized in the period that they are earned, which is the same period that the related products recognize their expense. These fees are offset entirely by the distribution and servicing costs paid to third-party financial intermediaries that source the assets of these share classes.

We provide all services to the T. Rowe Price U.S. mutual funds under contracts that are subject to periodic review and approval by the funds’ Boards. Regulations require that the funds’ shareholders also approve material changes to investment advisory contracts.

Taxes billed to our clients based on our fees for services rendered are not included in revenues.

ADVERTISING.

Costs of advertising are expensed the first time that the advertising takes place.

STOCK-BASED COMPENSATION.

We maintain three stockholder-approved employee long-term incentive plans (2012 Long-Term Incentive Plan, 2004 Stock Incentive Plan, and 2001 Stock Incentive Plan, collectively the LTI Plans) and two stockholder-approved non-employee director plans (2007 Non-Employee Director Equity Plan and 2017 Non-Employee Director Equity Plan, collectively the Director Plans). We believe that our stock-based compensation programs align the interests of our employees and directors with those of our common stockholders. As of December 31, 2017, a total of 18,445,397 shares were available for future grant under the 2012 Long-Term Incentive Plan and the 2017 Non-Employee Director Equity Plan (2017 Plan).

Under our LTI Plans, we have issued restricted shares and restricted stock units to employees that settle in shares of our common stock after vesting. Vesting of these awards is based on the individual continuing to render service over an average 5.0 year graded schedule. All restricted shareholders and restricted stock unitholders receive non-forfeitable cash dividends and cash dividend equivalents, respectively, on our dividend payable date. We are also authorized to grant qualified incentive and nonqualified fixed stock options with a maximum term of 10 years. We have not granted options to employees since 2015.

We grant performance-based restricted stock units to certain executive officers in which the number of restricted stock units ultimately retained is determined based on achievement of certain performance thresholds. The number of restricted stock units retained is also subject to the same time-based vesting requirement as the other restricted stock units described above. Cash dividend equivalents are accrued and paid to the holders of performance-based restricted stock units only after the performance period has lapsed and the performance thresholds have been met.

Under the Director Plans, we may grant options with a maximum term of 10 years, restricted shares, and restricted stock units to non-employee directors. Under the 2017 Plan, awards generally vest over one year and, in the case of restricted stock units, are settled upon the non-employee directors’ departure from the Board. For restricted shares, cash dividends are accrued and paid on only after the award vests. Restricted stock unit holders receive dividend equivalents in the form of unvested stock units that vest over the same period as the underlying award. We did not grant options to non-employee directors in 2017.

We recognize the grant-date fair value of these awards as compensation expense ratably over the awards' requisite service period. Compensation expense recognized for performance-based restricted shares and units includes an estimate regarding the probability of the performance thresholds being met. Both time-based and performance-based units are valued on the grant-date using the closing market price of our common stock. The expense recognized prior to 2016 includes an estimate of awards that will be forfeited. Upon implementation of the new stock-based compensation accounting guidance in 2016, we elected to account for forfeitures as they occur.

We used the following inputs to the Black-Scholes option-pricing model to estimate the fair value of each option granted in 2015 and 2016.

	Weighted-average
	2015	2016
Grant-date fair value per option awarded	$17.35	$10.62
Assumptions used:
Expected life in years	7.0	6.8
Expected volatility	27%	20%
Dividend yield	2.4%	2.5%
Risk-free interest rate	1.9%	1.6%

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

COMPREHENSIVE INCOME.

The components of comprehensive income are presented in a separate statement following our consolidated statements of income and include net income, the change in net unrealized security holding gains (losses), and the change in our currency translation adjustments. The currency translation adjustments result from translating our proportionate share of the financial statements of UTI, our equity method investment, and certain consolidated T. Rowe Price investment products into U.S. dollars. Assets and liabilities are translated into U.S. dollars using year-end exchange rates, and revenues and expenses are translated using weighted-average exchange rates for the period.

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

Cash equivalent investments in the T. Rowe Price money market mutual funds aggregate $1,052.3 million at December 31, 2016, and $1,726.4 million at December 31, 2017. Dividends earned on these investments totaled $.2 million in 2015, $.3 million in 2016, and $9.1 million in 2017.

NOTE 2	– INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Accounts receivable from T. Rowe Price investment products, including the T. Rowe Price U.S. mutual funds, for advisory fees and advisory-related administrative services aggregate $303.1 million at December 31, 2016, and $365.3 million at December 31, 2017.

Revenues from advisory services provided under agreements with the T. Rowe Price U.S. mutual funds and other investment products include:

(in millions)	2015	2016	2017
T. Rowe Price U.S. mutual funds
Stock and blended asset	$2,241.9	$2,228.1	$2,570.9
Bond and money market	426.0	477.3	501.0
	2,667.9	2,705.4	3,071.9
Other investment products
Stock and blended asset	862.2	850.3	1,009.4
Bond, money market, and stable value	157.2	173.0	206.4
	1,019.4	1,023.3	1,215.8
Total	$3,687.3	$3,728.7	$4,287.7

Other investment products include advisory revenues of $367.8 million, $386.0 million, and $478.2 million for the year ended December 31, 2015, 2016, and 2017, respectively, that were earned on other T. Rowe Price products.

During 2015 and 2016, we voluntarily waived $47.6 million and $10.5 million, respectively, in money market related fees, including advisory fees and fund expenses in order to maintain a positive yield for investors. Money market related fee waivers were immaterial in 2017.

The following table summarizes the assets under management on which we earned advisory fees.

(in billions)	Average during			As of December 31,
	2015	2016	2017	2016	2017
T. Rowe Price U.S. mutual funds
Stock and blended asset	$387.8	$386.1	$447.5	$401.3	$480.5
Bond and money market	105.8	109.4	121.0	112.9	125.8
	493.6	495.5	568.5	514.2	606.3
Other investment products
Stock and blended asset	210.3	211.1	256.4	220.8	291.9
Bond, money market, and stable value	64.0	71.6	84.1	75.8	92.9
	274.3	282.7	340.5	296.6	384.8
Total	$767.9	$778.2	$909.0	$810.8	$991.1

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for 4.7% and 5.8% of our assets under management at December 31, 2016 and 2017, respectively.

The following table summarizes the other fees we earned from the T. Rowe Price U.S. mutual funds.

(in millions)	2015	2016	2017
Administrative fees	$292.8	$277.3	$283.1
Distribution and servicing fees	$151.5	$141.7	$147.0

NOTE 3 – INVESTMENTS.

The carrying values of investments we do not consolidate at December 31 are as follows:

(in millions)	2016	2017
T. Rowe Price investment products held as available-for-sale	$709.0	$597.1
Equity method investments
T. Rowe Price investment products	252.3	277.4
26% interest in UTI Asset Management Company Limited (India)	140.9	155.8
Investment partnerships	5.3	4.8
Trading investments
T. Rowe Price investment products designated as an economic hedge of supplemental savings plan liability	—	268.2
T. Rowe Price investment products	75.4	95.0
Cost method investments	73.6	78.0
U.S. Treasury note	1.0	1.0
Total	$1,257.5	$1,477.3

At the end of the second quarter of 2017, we made the decision to economically hedge the market exposure associated with our supplemental savings plan liability with certain T. Rowe Price investment products. In order to fund the hedge portfolio, we used the proceeds from the sale of certain T. Rowe Price investment products held as available-for-sale as well as designated a T. Rowe Price U.S. mutual fund that was held as available-for-sale.

During the last three years, certain T. Rowe Price investment products in which we provided initial seed capital at the time of formation were deconsolidated, as we no longer had a controlling interest. Depending on our ownership interest, we are now reporting our residual interests in these T. Rowe Price investment products as either equity method or available-for-sale investments. Additionally, during 2016 and 2017, certain T. Rowe Price investment products that were being accounted for as equity method investments were consolidated, as we regained a controlling interest. The net impact of these changes on our consolidated balance sheets and income statements as of the dates the portfolios were deconsolidated or reconsolidated is detailed below.

(in millions)	2015	2016	2017
Net increase (decrease) in assets of consolidated T. Rowe Price investment products	$(20.3)	$(1,342.8)	$(1,397.2)
Net increase (decrease) in liabilities of consolidated T. Rowe Price investment products	$—	$(37.3)	$(153.1)
Net increase (decrease) in redeemable non-controlling interests	$—	$(967.3)	$(1,042.6)

Gains (losses) recognized upon deconsolidation	$(5.8)	$2.2	$.1
The losses and gains recognized upon deconsolidation were the result of reclassifying currency translation adjustments accumulated on certain T. Rowe Price investment products with non-USD functional currencies from accumulated other comprehensive income to non-operating income.

T. ROWE PRICE INVESTMENT PRODUCTS - AVAILABLE-FOR-SALE

These investments include:

	Aggregate cost	Unrealized holding		Aggregate fair value
(in millions)		gains	losses
December 31, 2016
Stock and blended asset funds	$162.9	$88.0	$(1.9)	$249.0
Bond funds	463.3	1.7	(5.0)	460.0
Total	$626.2	$89.7	$(6.9)	$709.0

December 31, 2017
Stock and blended asset funds	$106.7	$14.1	$—	$120.8
Bond funds	480.5	.3	(4.5)	476.3
Total	$587.2	$14.4	$(4.5)	$597.1

The following table details the number of holdings, the unrealized holding losses, and the aggregate fair value of T. Rowe Price investment products held as available-for-sale with unrealized losses categorized by the length of time they have been in a continuous unrealized loss position:

(in millions)	Number of holdings	Unrealized holding losses	Aggregate fair value
December 31, 2016
Less than 12 months	8	$(4.2)	$328.1
12 months or more	2	(2.7)	169.5
Total	10	$(6.9)	$497.6

December 31, 2017
Less than 12 months	2	$(.4)	$213.2
12 months or more	2	(4.1)	191.5
Total	4	$(4.5)	$404.7

In addition to the duration of the impairments, we reviewed the severity of the impairment as well as our intent and ability to hold the investments for a period of time sufficient for an anticipated recovery in fair value. Accordingly, impairment of these investment holdings was considered temporary at December 31, 2016 and 2017.

Dividends, excluding capital gain distributions, earned on these investments totaled $18.1 million in 2015, $8.7 million in 2016, and $8.2 million in 2017.

VARIABLE INTEREST ENTITIES.

Our investments at December 31, 2016 and 2017, include interests in variable interest entities that we do not consolidate as we are not deemed the primary beneficiary. Our maximum risk of loss related to our involvement with these entities is as follows:

(in millions)	2016	2017
Investment carrying values	$149.2	$129.2
Unfunded capital commitments	46.4	38.8
Uncollected investment advisory and administrative fees	5.9	7.7
	$201.5	$175.7

The unfunded capital commitments totaling $46.4 million and $38.8 million at December 31, 2016 and 2017, respectively, relate primarily to investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be called under certain circumstances.

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

These levels are not necessarily an indication of the risk or liquidity associated with our investments. There have been no transfers between the levels. The following table summarizes our investments that are recognized in our consolidated balance sheets using fair value measurements determined based on the differing levels of inputs.

(in millions)	Level 1	Level 2
December 31, 2016
Cash equivalents	$1,052.3	$—
T. Rowe Price investment products held as available-for-sale	709.0	—
T. Rowe Price investment products held as trading	60.3	15.1
Total	$1,821.6	$15.1

December 31, 2017
Cash equivalents	$1,726.4	$—
T. Rowe Price investment products held as available-for-sale	597.1	—
T. Rowe Price investment products held as trading	345.8	17.4
Total	$2,669.3	$17.4

NOTE 5 – CONSOLIDATED T. ROWE PRICE INVESTMENT PRODUCTS.

The T. Rowe Price investment products that we consolidate in our consolidated financial statements are generally those products we provided initial seed capital at the time of their formation and have a controlling interest. Our T. Rowe Price U.S. mutual funds are considered voting interest entities, while those regulated outside the U.S. are considered variable interest entities.

The following table details the net assets of the consolidated T. Rowe Price investment products:

	December 31, 2016			December 31, 2017
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Cash and cash equivalents(1)	$10.3	$55.3	$65.6	$7.1	$96.0	$103.1
Investments(2)	219.3	1,340.6	1,559.9	188.8	1,725.7	1,914.5
Other assets	4.8	50.2	55.0	12.9	17.9	30.8
Total assets	234.4	1,446.1	1,680.5	208.8	1,839.6	2,048.4
Liabilities	8.8	56.8	65.6	16.4	39.5	55.9
Net assets	$225.6	$1,389.3	$1,614.9	$192.4	$1,800.1	$1,992.5

Attributable to T. Rowe Price Group	$156.1	$771.6	$927.7	$131.6	$868.1	$999.7
Attributable to redeemable non-controlling interests	69.5	617.7	687.2	60.8	932.0	992.8
	$225.6	$1,389.3	$1,614.9	$192.4	$1,800.1	$1,992.5
(1)Cash and cash equivalents includes $8.8 million and $6.2 million at December 31, 2016 and 2017, respectively, of investments in T. Rowe Price money market mutual funds.
(2)Investments include $4.2 million and $15.0 million at December 31, 2016 and 2017, respectively, of T. Rowe Price investment products.

Although we can redeem our net interest in these T. Rowe Price investment products at any time, we cannot directly access or sell the assets held by these products to obtain cash for general operations. Additionally, the assets of these investment products are not available to our general creditors.

Since third-party investors in these investment products have no recourse to our credit, our overall risk related to the net assets of consolidated T. Rowe Price investment products is limited to valuation changes associated with our net interest. We, however, are required to recognize the valuation changes associated with all underlying investments held by these products in our consolidated statements of income and disclose the portion attributable to third-party investors as net income attributable to redeemable non-controlling interests.

The operating results of the consolidated T. Rowe Price investment products, are reflected in our consolidated statements of income as follows:

	2016			2017
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(1.6)	$(11.4)	$(13.0)	$(1.1)	$(11.2)	$(12.3)
Net investment income reflected in non-operating income	22.5	98.6	121.1	18.8	175.1	193.9
Impact on income before taxes	$20.9	$87.2	$108.1	$17.7	$163.9	$181.6

Net income attributable to T. Rowe Price Group	$15.0	$54.1	$69.1	$13.3	$84.9	$98.2
Net income attributable to redeemable non-controlling interests	5.9	33.1	39.0	4.4	79.0	83.4
	$20.9	$87.2	$108.1	$17.7	$163.9	$181.6

The operating expenses of these consolidated products are reflected in other operating expenses. In preparing our consolidated financial statements, we eliminated operating expenses of $6.5 million and $5.6 million in 2016 and 2017, respectively, against the investment advisory and administrative fees earned from these products. The net investment income reflected in non-operating income includes dividend and interest income and realized and unrealized gains and losses on the underlying securities held by the consolidated T. Rowe Price investment products.

The table below details the impact of these consolidated investment products on the individual lines of our consolidated statements of cash flows as follows:

	2016			2017
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Net cash provided by (used in) operating activities	$(80.1)	$(1,086.5)	$(1,166.6)	$(33.0)	$(1,282.3)	$(1,315.3)
Net cash provided by (used in) investing activities	21.6	19.8	41.4	(9.0)	(55.2)	(64.2)
Net cash provided by (used in) financing activities	68.8	1,124.1	1,192.9	38.8	1,372.9	1,411.7
Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	—	(2.1)	(2.1)	—	5.3	5.3
Net change in cash and cash equivalents during period	10.3	55.3	65.6	(3.2)	40.7	37.5
Cash and cash equivalents at beginning of year	—	—	—	10.3	55.3	65.6
Cash and cash equivalents at end of year	$10.3	$55.3	$65.6	$7.1	$96.0	$103.1

The net cash provided by financing activities during 2016 and 2017, includes $277.9 million and $130.1 million, respectively, of net subscriptions we made into the consolidated T. Rowe Price investment products, net of dividends received. These cash flows were eliminated in consolidation.

FAIR VALUE MEASUREMENTS.

We determine the fair value of investments held by consolidated T. Rowe Price investment products using the following broad levels of inputs as defined by related accounting standards:

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

These levels are not necessarily an indication of the risk or liquidity associated with these investment holdings. There have been no material transfers between the levels during 2016 and 2017. The following table summarizes the investment holdings held by our consolidated T. Rowe Price investment products using fair value measurements determined based on the differing levels of inputs.

(in millions)	Level 1	Level 2
December 31, 2016
Assets
Cash equivalents	$8.8	$.8
Equity securities	281.8	325.3
Fixed income securities	—	918.1
Other investments	.4	34.3
	$291.0	$1,278.5

Liabilities	$(.6)	$(13.6)

December 31, 2017
Assets
Cash equivalents	$6.2	$.7
Equity securities	536.0	667.5
Fixed income securities	—	687.4
Other investments	1.3	22.3
	$543.5	$1,377.9

Liabilities	$(.1)	$(13.7)

NOTE 6 – PROPERTY AND EQUIPMENT.

Property and equipment at December 31 consists of:

(in millions)	2016	2017
Computer and communications software and equipment	$704.0	$824.4
Buildings and improvements	422.0	442.5
Leasehold improvements	108.2	121.0
Furniture and other equipment	158.3	168.9
Land	40.3	37.4
Leased land	2.7	2.7
	1,435.5	1,596.9
Less accumulated depreciation and amortization	820.4	944.9
Total	$615.1	$652.0

Compensation and related costs attributable to the development of computer software for internal use totaling $22.3 million in 2015, $28.9 million in 2016, and $62.3 million in 2017 have been capitalized.

We occupy certain office facilities and lease computer and other equipment under noncancelable operating leases. Related rental expense was $31.1 million in 2015, $32.8 million in 2016, and $36.0 million in 2017. Future minimum payments under these leases aggregate $37.8 million in 2018, $37.2 million in 2019, $32.9 million in 2020, $29.6 million in 2021, $24.6 million in 2022, and $100.5 million in later years.

NOTE 7	– INCOME TAXES.

The provision for income taxes consists of:

(in millions)	2015	2016	2017
Current income taxes
U.S. federal	$669.5	$573.7	$708.1
State and local	134.3	105.8	131.0
Foreign	18.9	13.5	13.1
Deferred income taxes (tax benefits)	(43.3)	13.5	71.7
Total	$779.4	$706.5	$923.9

Our income tax provision for 2017 includes a non-recurring charge of $71.1 million to reflect the effect of the U.S. tax law changes enacted on December 22, 2017.  The recognized charge is our reasonable estimate based on current interpretation of the tax law changes and includes $18.9 million for the remeasurement of our deferred tax assets and liabilities, and a $52.2 million U.S. federal and state tax charge for the mandatory deemed repatriation of foreign sourced net earnings. The federal tax portion will be payable over the next 8 years.  We will continue to evaluate the impact of the tax law changes on our estimates and expectations due to changes in our interpretations of the law, assumptions used in applying the law, and additional guidance concerning the law that may be issued. We will report any applicable adjustments to these estimates in 2018 after our estimates are finalized.

Deferred income taxes and benefits arise from temporary differences between taxable income for financial statement and income tax return purposes. The deferred income taxes (tax benefits) recognized as part of our provision for income taxes is related to:

(in millions)	2015	2016	2017
Property and equipment	$(2.3)	$3.2	$(3.9)
Stock-based compensation	(14.6)	1.3	72.4
Accrued compensation	(.9)	(1.7)	1.2
Supplemental savings plan liability	(27.4)	(30.9)	(8.3)
Other-than-temporary impairments of available-for-sale investments	(.4)	10.0	7.3
Unrealized holding gains recognized in non-operating income	(2.4)	31.6	10.7
Other	4.7	—	(7.7)
Total deferred income taxes (tax benefits)	$(43.3)	$13.5	$71.7

The following table reconciles the statutory federal income tax rate to our effective income tax rate.

	2015	2016	2017
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Impact of U.S. tax reform	—	—	2.9
State income taxes for current year, net of federal income tax benefits(1)	4.3	3.8	3.9
Net income attributable to redeemable non-controlling interests	—	(.7)	(1.3)
Net excess tax benefits from stock-based compensation plans activity	—	(1.7)	(3.0)
Other items	(.4)	(.4)	(.6)
Effective income tax rate	38.9%	36.0%	36.9%
(1)In 2017, state income benefits totaling (.4)% are reflected in the total benefits for net income attributable to redeemable non-controlling interests and stock-based compensation plans activity. The amounts were not material in 2015 and 2016.

The net deferred tax assets recognized in our consolidated balance sheets in other assets as of December 31 relate to the following:

(in millions)	2016	2017
Deferred tax liabilities
Property and equipment	$(39.2)	$(35.3)
Net unrealized holding gains recognized in income	(43.2)	(53.9)
Net unrealized holding gains on investments held as available-for-sale	(33.4)	(3.1)
Other	(27.5)	(18.9)
	(143.3)	(111.2)
Deferred tax assets
Stock-based compensation	165.1	92.7
Asset impairments	16.1	8.8
Accrued compensation	5.6	4.4
Supplemental savings plan	58.3	66.6
Currency translation adjustment	23.0	2.2
Other	7.7	6.8
	275.8	181.5
Net deferred tax asset	$132.5	$70.3

We have not recognized a state deferred tax liability for unremitted earnings of our foreign subsidiaries as T. Rowe Price intends to indefinitely reinvest these earnings outside the U.S.  The unremitted earnings of these subsidiaries are estimated to be approximately $604 million at December 31, 2017.  If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if any of the entities were sold or otherwise transferred, we would be subject to state and local income taxes. Determination of the amount of the unrecognized deferred state liability related to these earnings is not practicable.

Other assets include tax refund receivables of $8.1 million at December 31, 2016, and $43.2 million at December 31, 2017.

Cash outflows from operating activities include net income taxes paid of $778.6 million in 2015, $680.6 million in 2016, and $857.7 million in 2017.

Additional income tax benefit arising from stock-based compensation plans activity totaling $23.2 million in 2015, $31.6 million in 2016, and $75.5 million in 2017 reduced the amount of income taxes that would have otherwise been payable. The income tax benefits for 2016 and 2017 were recognized in the income tax provision compared with additional paid in capital in 2015.

The following table summarizes the changes in our unrecognized tax benefits.

(in millions)	2015	2016	2017
Balance at beginning of year	$5.6	$5.8	$6.2
Changes in tax positions related to
Current year	.7	.6	1.5
Prior years	1.8	—	.1
Expired statute of limitations	(2.3)	(.2)	(.2)
Balance at end of year	$5.8	$6.2	$7.6

If recognized, these tax benefits would affect our effective tax rate; however, we do not expect that unrecognized tax benefits for tax positions taken with respect to 2017 and prior years will significantly change in 2018. The U.S. has concluded examinations related to federal tax obligations through the year 2015. A net interest payable related to our unrecognized tax benefits of $1.2 million at December 31, 2016, and $1.5 million at December 31, 2017, are recognized in our consolidated balance sheets. Our accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as part of our provision for income taxes. Interest recognized as part of our provision for income taxes was not material.

NOTE 8	– STOCKHOLDERS' EQUITY.

SHARE REPURCHASES.

The Board of Directors has authorized the future repurchase of up to 15,183,779 common shares as of December 31, 2017.

DIVIDENDS.

Regular cash dividends declared per share were $2.08 in 2015, $2.16 in 2016, and $2.28 in 2017. A $2.00 per share special dividend was also declared and paid during 2015.

RESTRICTED CAPITAL.

Our consolidated stockholders' equity at December 31, 2017, includes about $142 million that is restricted as to use by various regulations and agreements arising in the ordinary course of our business.

NOTE 9	– STOCK-BASED COMPENSATION.

SHARES AUTHORIZED FOR STOCK-BASED COMPENSATION PROGRAMS.

At December 31, 2017, a total of 39,301,717 shares of unissued common stock were authorized for issuance under our stock-based compensation plans. Additionally, a total of 2,693,679 shares are authorized for issuance under a plan whereby substantially all employees may acquire common stock through payroll deductions at prevailing market prices.

STOCK OPTIONS.

The following table summarizes the status of, and changes in, our stock options during 2017.

	Options	Weighted- average exercise price	Weighted-average remaining contractual term in years
Outstanding at December 31, 2016	24,364,322	$61.90
Exercised	(8,977,164)	$53.04
Forfeited	(126,404)	$75.16
Expired	(39,631)	$76.06
Outstanding at December 31, 2017	15,221,123	$66.98	5.1
Exercisable at December 31, 2017	11,140,190	$63.79	4.5

Compensation and related costs includes a charge for stock option-based compensation expense of $63.7 million in 2015, $44.9 million in 2016, and $28.1 million in 2017.

The total intrinsic value of options exercised was $108.1 million in 2015, $150.5 million in 2016, and $293.0 million in 2017. At December 31, 2017, the aggregate intrinsic value of in-the-money options outstanding was $577.6 million, including $458.3 million related to options exercisable.

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of, and changes in, our nonvested restricted shares and restricted stock units during 2017.

	Restricted shares	Restricted stock units	Weighted- average fair value
Nonvested at December 31, 2016	931,508	4,634,461	$72.19
Time-based grants	17,022	2,026,176	$100.24
Performance-based grants	—	114,454	$101.79
Vested (value at vest date was $164.5 million)	(455,958)	(1,111,857)	$71.77
Forfeited	(19,457)	(106,323)	$72.32
Nonvested at December 31, 2017	473,115	5,556,911	$82.37

Nonvested at December 31, 2017, includes 7,200 performance-based restricted shares and 407,808 performance-based restricted stock units. These nonvested performance-based restricted shares and units include 7,200 shares and 293,354 units for which the performance period has lapsed and the performance threshold has been met.

Compensation and related costs includes expenses for restricted shares and restricted stock units of $85.3 million in 2015, $116.7 million in 2016, and $124.0 million in 2017.

At December 31, 2017, non-employee directors held 78,286 vested stock units that will convert to common shares upon their separation from the Board.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense (in millions) to be recognized over the remaining vesting periods of the stock-based awards outstanding at December 31, 2017. Estimated future compensation expense will change to reflect future grants changes in the probability of performance thresholds being met, and adjustments for actual forfeitures.

First quarter 2018	$47.3
Second quarter 2018	46.7
Third quarter 2018	46.0
Fourth quarter 2018	40.3
Total 2018	180.3
2019 through 2023	176.1
Total	$356.4

NOTE 10	– EARNINGS PER SHARE CALCULATIONS.

The following table presents the reconciliation of net income attributable to T. Rowe Price Group to net income allocated to our common stockholders and the weighted-average shares that are used in calculating the basic and diluted earnings per share on our common stock. Weighted-average common shares outstanding assuming dilution reflect the potential dilution, determined using the treasury stock method, that could occur if outstanding stock options were exercised and non-participating stock awards vested.

(in millions)	2015	2016	2017
Net income attributable to T. Rowe Price Group	$1,223.0	$1,215.0	$1,497.8
Less: net income allocated to outstanding restricted stock and stock unit holders	16.1	25.5	33.9
Net income allocated to common stockholders	$1,206.9	$1,189.5	$1,463.9

Weighted-average common shares
Outstanding	254.6	245.5	241.2
Outstanding assuming dilution	260.9	250.3	245.1

The following table shows the weighted-average outstanding stock options that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive.

(in millions)	2015	2016	2017
Weighted-average outstanding stock options excluded	6.4	9.9	5.0

NOTE 11	– OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME.

The following table presents the impact of the components of other comprehensive income or loss on deferred tax benefits (income taxes).

(in millions)	2015	2016	2017
Net deferred tax benefits (income taxes) on:
Net unrealized holding gains or losses	$5.1	$.6	$(14.6)
Reclassification adjustments recognized in the provision for income taxes:
Capital gain distributions	7.9	2.4	1.4
Net gains realized on dispositions	20.7	20.9	32.5
Net gains recognized upon transfer to trading investments	—	—	9.2
Other-than-temporary impairments	(1.9)	—	—
Net deferred tax benefits (income taxes) on net unrealized holding gains or losses	31.8	23.9	28.5
Currency translation adjustments	3.8	3.5	(18.5)
Reclassification adjustment recognized in the provision for income taxes upon deconsolidation of T. Rowe Price investment product	(1.2)	.8	—
Total deferred tax benefits (income taxes) on currency translation adjustments	2.6	4.3	(18.5)
Total net deferred tax benefits (income taxes)	$34.4	$28.2	$10.0

The changes in each component of accumulated other comprehensive income (loss), including reclassification are presented below.

		Currency translation adjustments
(in millions)	Net unrealized holding gains	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments	Total
Balances at December 31, 2014	$165.5	$(25.7)	$(3.4)	$(29.1)	$136.4
Other comprehensive income (loss) before reclassifications and income taxes	(4.5)	(8.1)	(4.9)	(13.0)	(17.5)
Reclassification adjustments recognized in non-operating income	(72.5)	—	5.8	5.8	(66.7)
	(77.0)	(8.1)	.9	(7.2)	(84.2)
Net deferred tax benefits (income taxes)	31.8	2.9	(.3)	2.6	34.4
Other comprehensive income (loss)	(45.2)	(5.2)	.6	(4.6)	(49.8)
Balances at December 31, 2015	120.3	(30.9)	(2.8)	(33.7)	86.6
Reclassification of accumulated other comprehensive income to retained earnings upon adoption of the new consolidation accounting guidance	(32.0)	(.5)	—	(.5)	(32.5)
Balance at January 1, 2016	88.3	(31.4)	(2.8)	(34.2)	54.1
Other comprehensive income (loss) before reclassifications and income taxes	(7.0)	(1.6)	(7.0)	(8.6)	(15.6)
Reclassification adjustments recognized in non-operating income	(53.0)	—	(2.2)	(2.2)	(55.2)
	(60.0)	(1.6)	(9.2)	(10.8)	(70.8)
Net deferred tax benefits (income taxes)	23.9	.7	3.6	4.3	28.2
Other comprehensive income (loss)	(36.1)	(.9)	(5.6)	(6.5)	(42.6)
Balances at December 31, 2016	52.2	(32.3)	(8.4)	(40.7)	11.5
Other comprehensive income (loss) before reclassifications and income taxes	37.4	2.6	45.2	47.8	85.2
Reclassification adjustments recognized in non-operating income	(110.2)	—	(.1)	(.1)	(110.3)
	(72.8)	2.6	45.1	47.7	(25.1)
Net deferred tax benefits (income taxes)	28.5	(.9)	(17.6)	(18.5)	10.0
Other comprehensive income (loss)	(44.3)	1.7	27.5	29.2	(15.1)
Balances at December 31, 2017	$7.9	$(30.6)	$19.1	$(11.5)	$(3.6)

NOTE 12 – DELL APPRAISAL RIGHTS MATTER.

In 2016, we paid $166.2 million to compensate certain T. Rowe Price mutual funds, trusts, separately managed accounts, and subadvised clients (collectively, Clients) for the denial of their appraisal rights by the Delaware Chancery Court (Court) in connection with the 2013 leveraged buyout of Dell, Inc. (Dell).

The Court ruled on May 11, 2016, that the Clients could not pursue an appraisal of any shares they held that were voted in favor of the Dell merger. The appraisal statute governing the transaction required the record holder to vote against or abstain from voting on the transaction in order to assert appraisal rights. After previously voting against prior transaction proposals, the voting instructions submitted on behalf of the Clients in connection with voting on the final proposed transaction were incorrectly submitted in favor of the transaction. On May 31, 2016, the Court determined that the fair value of Dell at the time of the merger was $17.62 per share, as opposed to the $13.75 price offered in the transaction. As a result, any shareholder perfecting appraisal rights is entitled to a payment at $17.62 per share plus statutory interest from the date the Dell transaction closed subject to possible appeal of the Court’s decision. The compensation to Clients was intended to make them whole for the voting discrepancy that resulted in the denial of their appraisal rights.

On December 30, 2016, we entered into a settlement agreement for $100.0 million with our insurance carrier for insurance proceeds related to this matter. We recognized the proceeds as a reduction to the $166.2 million nonrecurring charge that we recognized earlier in 2016 and received the proceeds in January 2017. We received an additional $50 million in insurance proceeds from other insurance carriers in early 2017 and recognized a related reduction in operating expenses.

In accordance with the compensation payment, the Clients agreed that in the event the findings made by the Court regarding the fair value of Dell or the amount of interest to be applied were modified by a final, non-appealable judgment, T. Rowe Price and the Clients would make an appropriate adjustment between themselves, calculated in a manner that is consistent with the methodology used to compensate Clients. In December 2016, several parties, including Dell and the successful appraisal petitioners, filed appeals to the Delaware Supreme Court to challenge the Court’s valuation ruling. On December 14, 2017, the Delaware Supreme Court reversed the Court's judgment and remanded the case for further proceedings. It is not clear how the Court will eventually rule and what the ultimate valuation will be, although the Supreme Court’s opinion suggests that the deal price of $13.75 may be the ultimate outcome.

Once the Court enters a final, non-appealable judgment, Clients will be required to repay any overpayment using the methodology used to calculate the original payment. We estimate that the first $15.2 million reclaimed from our Clients would be paid back to T. Rowe Price Group. We would then be required to repay any additional reclaimed funds to our insurers in a specific order.

NOTE 13 – COMMITMENTS AND CONTINGENCIES.

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

NOTE 14	– OTHER DISCLOSURES.

RETIREMENT PLANS.

Compensation and related costs includes expense recognized for our defined contribution retirement plans of $74.9 million in 2015, $80.7 million in 2016, and $89.4 million in 2017.

SUPPLEMENTAL SAVINGS PLAN.

The Supplemental Savings Plan provides certain senior officers the opportunity to defer receipt of up to 100% of their cash incentive compensation earned for a respective calendar year during which services are provided. The amounts deferred are adjusted in accordance with the hypothetical investments chosen by the officer from a list of mutual funds. The officer can initially defer these amounts for a period of two to 15 years. For 2015, 2016 and 2017, senior officers elected to defer $72.8 million, $83.4 million, and $95.5 million, respectively.

NOTE 15 – SUPPLEMENTARY CONSOLIDATING CASH FLOW STATEMENT.

The following table summarizes the cash flows that are attributable to T. Rowe Price Group, our consolidated T. Rowe Price investment products, and the related eliminations required in preparing the statement.

	2016				2017
(in millions)	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated T. Rowe Price investment products	Eliminations	As reported	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated T. Rowe Price investment products	Eliminations	As reported
Cash flows from operating activities
Net income	$1,215.0	$108.1	$(69.1)	$1,254.0	$1,497.8	$181.6	$(98.2)	$1,581.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization of property and equipment	133.4	—	—	133.4	143.6	—	—	143.6
Stock-based compensation expense	161.6	—	—	161.6	152.0	—	—	152.0
Realized gains on dispositions of available-for-sale T. Rowe Price investment products	(53.0)	—	—	(53.0)	(83.1)	—	—	(83.1)
Gains recognized upon transfer of an available-for-sale T. Rowe Price investment products to T. Rowe Price investment products held as trading	—	—	—	—	(23.6)	—	—	(23.6)
Net gains recognized on investments	(100.1)	—	69.1	(31.0)	(147.9)	—	98.2	(49.7)
Investments in T. Rowe Price mutual funds held as trading to economically hedge supplemental savings plan liability	—	—	—	—	(218.6)	—	—	(218.6)
Net change in trading securities held by consolidated T. Rowe Price investment products	—	(1,297.9)	—	(1,297.9)	—	(1,492.9)	—	(1,492.9)
Changes in accounts receivable and accrued revenue	(9.3)	—	—	(9.3)	(100.8)	—	—	(100.8)
Changes in payables and accrued liabilities	101.5	37.1	—	138.6	169.1	154.3	—	323.4
Other changes in assets and liabilities	(105.4)	(13.9)	(6.6)	(125.9)	163.3	(158.3)	(7.0)	(2.0)
Net cash provided by (used in) operating activities	1,343.7	(1,166.6)	(6.6)	170.5	1,551.8	(1,315.3)	(7.0)	229.5
Net cash provided by (used in) investing activities	(219.7)	41.4	284.5	106.2	(33.9)	(64.2)	137.1	39.0

Net cash used in financing activities attributable to T. Rowe Price Group	(1,091.4)	—	—	(1,091.4)	(820.1)	—	—	(820.1)
Net subscriptions received from redeemable non-controlling interest holders	—	1,192.9	(277.9)	915.0	—	1,411.7	(130.1)	1,281.6
Net cash provided by (used in) financing activities	(1,091.4)	1,192.9	(277.9)	(176.4)	(820.1)	1,411.7	(130.1)	461.5
Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	—	(2.1)	—	(2.1)	—	5.3	—	5.3
Net change in cash and cash equivalents during period	32.6	65.6	—	98.2	697.8	37.5	—	735.3
Cash and cash equivalents at beginning of year	1,172.3	—	—	1,172.3	1,204.9	65.6	—	1,270.5
Cash and cash equivalents at end of period	$1,204.9	$65.6	$—	$1,270.5	$1,902.7	$103.1	$—	$2,005.8

NOTE 16	– SUPPLEMENTARY QUARTERLY FINANCIAL DATA (Unaudited).

	Net revenues	Net income(2)	Net income attributable to T. Rowe Price Group(2)	Basic earnings on common stock(1)	Diluted earnings on common stock(1),(2)
	(in millions)			(per share)
2016
1st quarter	$994.1	$313.3	$304.1	$1.21	$1.18
2nd quarter	$1,044.7	$211.2	$203.3	$.81	$.79
3rd quarter	$1,092.9	$362.7	$327.8	$1.30	$1.28
4th quarter	$1,091.2	$366.8	$379.8	$1.53	$1.50

2017
1st quarter	$1,113.6	$400.4	$385.9	$1.56	$1.54
2nd quarter	$1,171.6	$390.0	$373.9	$1.52	$1.50
3rd quarter	$1,221.7	$404.2	$390.9	$1.59	$1.56
4th quarter	$1,286.1	$386.6	$347.1	$1.40	$1.37

(1)The sums of quarterly earnings per share may not equal annual earnings per share because the computations are done independently.
(2)The second quarter of 2016 includes a nonrecurring operating charge of $166.2 million, or $.39 in diluted earnings per share, related to our decision to compensate certain clients in regard to the Dell appraisal rights matter. In the fourth quarter of 2016, we recognized an offset to this charge for a related insurance recovery of $100 million, or $.24 in diluted earnings per share. During the first quarter of 2017, we recognized an additional $50 million in insurance recoveries, or $.12 in diluted earnings per share relating to the Dell matter. For more details related to the Dell appraisal rights matter, see Note 12 to the consolidated financial statements. During the fourth quarter of 2017, we recognized a nonrecurring charge of $71.1 million related to the U.S. tax law changes that were enacted on December 22, 2017. See Note 7 to the consolidated financial statements for further details.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and board of directors
T. Rowe Price Group, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of T. Rowe Price Group, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2001.
Baltimore, Maryland
February 16, 2018

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of December 31, 2017, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including our Form 10-K annual report, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the fourth quarter of 2017, and has concluded that there was no change during the fourth quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2017, in relation to criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, we believe that the company’s internal control over financial reporting was effective as of December 31, 2017.

KPMG LLP, an independent registered public accounting firm, has audited our financial statements that are included in this annual report and expressed an unqualified opinion thereon. KPMG has also expressed an unqualified opinion on the effective operation of our internal control over financial reporting as of December 31, 2017.

 February 16, 2018

/s/ William J. Stromberg
President and Chief Executive Officer

/s/ Kenneth V. Moreland
Vice President, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
T. Rowe Price Group, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited T. Rowe Price Group, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 16, 2018, expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Baltimore, Maryland
February 16, 2018

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item as to the identification of our executive officers is furnished in a separate item at the end of Part I of this Report. Other information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2018 Annual Meeting of our stockholders.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accountant Fees and Services.

Information required by these items is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2018 Annual Meeting of our stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report.

(1)	Financial Statements: See Item 8 of Part II of this report.

(2)	Financial Statement Schedules: None.

(3)
The following exhibits required by Item 601 of Regulation S-K are filed herewith, except for Exhibit 32 that is furnished herewith. Management contracts and compensatory plans and arrangements are identified with an asterisk (*).

3(i)
Charter of T. Rowe Price Group, Inc., as amended by Articles of Amendment dated April 10, 2008. (Incorporated by reference from Form 10-Q Report for the quarterly period ended March 31, 2008 filed on April 24, 2008.)

	3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of December 10, 2015. (Incorporated by reference from Form 8-K Current Report filed on December 10, 2015.)

10.01.1
Representative Investment Management Agreement for the T. Rowe Price mutual funds that pay a management fee consisting of two components - a group management fee and individual management fee. (Incorporated by reference from Form 485BPOS filed on July 27, 2017.)

	10.01.2	Representative Investment Management Agreement for the T. Rowe Price mutual funds that pay an individual management fee. (Incorporated by reference from Form 485BPOS filed on August 13, 2015.)

10.01.3
Representative Investment Management Agreement for the T. Rowe Price mutual funds that pay an all-inclusive fee (i.e., a single fee that covers investment management and ordinary recurring operating expenses). (Incorporated by reference from Form 485BPOS filed on April 23, 2014.)

	10.02	Representative Underwriting Agreement between a T. Rowe Price mutual fund and T. Rowe Price Investment Services, Inc. (Incorporated by reference from Form N-1A/A filed on August 30, 2017.)

	10.03	Transfer Agency and Service Agreement as of January 1, 2017, between T. Rowe Price Services, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 27, 2017.)

	10.04	Agreement as of January 1, 2017, between T. Rowe Price Retirement Plan Services, Inc. and certain of the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 27, 2017.)

	10.05	Fund Accounting Services Agreement as of August 1, 2015 between T. Rowe Price Associates, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 27, 2017.)

10.08	*
Statements of additional terms and conditions for awards granted under the Amended and Restated 2007 Non-Employee Director Equity Plans after February 12, 2009. (Incorporated by reference from Form 10-Q for the quarterly period ended March 31, 2009 filed on April 22, 2009.)

10.08.1	*	Amended and Restated 2007 Non-Employee Director Equity Plan. (Incorporated by reference from Form 10-K Annual Report for fiscal year ended December 31, 2015 filed on February 5, 2016.)

10.10	*	T. Rowe Price Group, Inc. Outside Directors Deferred Compensation Plan. (Incorporated by reference from Form 10-K for 2004 filed on March 1, 2005.)

10.13.1	*	2001 Stock Incentive Plan. (Incorporated by reference from Form DEFR14A filed on February 26, 2001.)

10.13.2	*	First Amendment to 2001 Stock Incentive Plan dated April 8, 2004. (Incorporated by reference from Form DEF 14A filed on February 27, 2004.)

10.13.3	*	Second Amendment to 2001 Stock Incentive Plan dated December 12, 2008. (Incorporated by reference from Form 10-Q for the quarterly period ended March 31, 2009 filed on April 22, 2009.)

10.14.1	*	2004 Stock Incentive Plan. (Incorporated by reference from Form DEF 14A filed on February 27, 2004.)

10.14.2	*
HM Revenue and Customs Approved Sub-Plan for UK Employees under the 2004 Stock Incentive Plan. (Incorporated by reference from Form 10-Q for the quarterly period ended June 30, 2010 filed on July 23, 2010.)

10.14.3	*	First Amendment to 2004 Stock Incentive Plan dated December 12, 2008. (Incorporated by reference from Form 10-Q for the quarterly period ended March 31, 2009 filed on April 22, 2009.)

10.15	*
Forms of agreements available for stock-based awards issued under the 2001 and 2004 Stock Incentive Plans. (Incorporated by reference from Form 10-Q for the quarterly period ended June 30, 2010 filed on July 23, 2010.)

10.15.1	*
Forms of agreement for stock options issued under the HM Revenue and Customs Approved Sub-Plan for UK Employees under the 2004 Stock Incentive Plan. (Incorporated by reference from Form 10-Q for the quarterly period ended June 30, 2010 filed on July 23, 2010.)

10.15.2	*	Forms of agreement for stock options issued after February 2, 2012 under the 2004 Stock Incentive Plan. (Incorporated by reference from Form 10-K for 2011 filed on February 3, 2012.)

10.15.3	*	Forms of agreement for restricted stock units issued after February 2, 2012 under the 2004 Stock Incentive Plan. (Incorporated by reference from Form 10-K for 2011 filed on February 3, 2012.)

10.15.4	*	Forms of agreement for restricted stock awards issued after February 2, 2012 under the 2004 Stock Incentive Plan. (Incorporated by reference from Form 10-K for 2011 filed on February 3, 2012.)

10.16	*	Annual Incentive Compensation Pool. (Incorporated by reference from Form DEF 14A filed on March 3, 2003.)

10.17		Policy for Recoupment of Incentive Compensation. (Incorporated by reference from Form 8-K Current Report as of April 14, 2010 filed on April 16, 2010.)

10.18.1	*	2012 Long-term Incentive Plan. (Incorporated by reference from form DEF14A filed on March 17, 2017)

10.18.2	*
Forms of agreement for restricted stock awards issued under the 2012 Long-term Incentive Plan. (Incorporated by reference from Form 10-Q Report for the quarterly period ended June 30, 2012 filed on July 25, 2012.)

10.18.3	*
Forms of agreement for restricted stock units issued under the 2012 Long-term Incentive Plan. (Incorporated by reference from Form 10-Q Report for the quarterly period ended June 30, 2012 filed on July 25, 2012.)

10.18.4	*
Forms of agreement of stock options issued under the 2012 Long-term Incentive Plan. (Incorporated by reference from Form 10-Q Report for the quarterly period ended June 30, 2012 filed on July 25, 2012.)

10.18.5	*
HM Revenue and Customs Approved Sub-Plan for UK Employees under the 2012 Long-Term Incentive Plan. (Incorporated by reference from Form 10-Q for the quarterly period ended March 31, 2013 filed on April 24, 2013.)

10.18.6	*
Forms of Agreement for Stock Options issued under the HM Revenue and Customs Approved Sub-Plan for UK Employees under the 2012 Long-Term Incentive Plan. (Incorporated by reference from Form 10-Q for the quarterly period ended March 31, 2013 filed on April 24, 2013.)

10.18.7	*
Form of Statement of Additional Terms Regarding Awards of Restricted Stock Units (Version 3A) issued on or after December 6, 2017 under the T. Rowe Price Group, Inc. 2012 Long-Term Incentive Plan. (Incorporated by reference from Form 8-K Current Report filed on December 12, 2017.)

10.18.8	*
Form of Statement of Additional Terms Regarding Awards of Restricted Stock Units (Version 3B) issued on or after December 6, 2017 under the T. Rowe Price Group, Inc. 2012 Long-Term Incentive Plan. (Incorporated by reference from Form 8-K Current Report filed on December 12, 2017.)

10.18.9	*
Form of Statement of Additional Terms Regarding Awards of Stock Options (Version 3A) issued on or after December 6, 2017 under the T. Rowe Price Group, Inc. 2012 Long-Term Incentive Plan. (Incorporated by reference from Form 8-K Current Report filed on December 12, 2017.)

10.18.10	*
Form of Statement of Additional Terms Regarding Awards of Stock Options (Version 3B) issued on or after December 6, 2017 under the T. Rowe Price Group, Inc. 2012 Long-Term Incentive Plan. (Incorporated by reference from Form 8-K Current Report filed on December 12, 2017.)

10.18.11	*
Form of Notice of Grant of Restricted Stock Units Award issued on or after December 6, 2017 under the T. Rowe Price Group, Inc. 2012 Long-Term Incentive Plan. (Incorporated by reference from Form 8-K Current Report filed on December 12, 2017.)

10.19	*	Supplemental Savings Plan (Incorporated by reference from Form S-8 registration statement filed on October 23, 2014.)

10.19.1	*	Supplemental Savings Plan - Schedule 1 - Sponsoring Employers (Incorporated by reference from Form S-8 registration statement filed on October 23, 2014.)

10.19.2	*	Supplemental Savings Plan - Schedule 2 - UK Addendum (Incorporated by reference from Form S-8 registration statement filed on October 23, 2014.)

10.21	*	Employment Agreement as of March 15, 2016, between T. Rowe Price International Limited and Christopher Alderson. (Incorporated by reference from Form 10-Q filed on April 26, 2016.)

10.22	*	Agreement as of December 28, 2016, between T. Rowe Price Group, Inc. and Kenneth V. Moreland. (Incorporated by reference from Form 10-K for 2016 filed on February 7, 2017.)

10.22.1	*	First amendment to agreement between T. Rowe Price Group, Inc. and Kenneth V. Moreland dated August 21, 2017. (Incorporated by reference from Form 8-K Current Report filed on August 25, 2017.)

10.23	*	2017 Non-Employee Director Equity Plan (Incorporated by reference from Form S-8 registration statement filed on April 27, 2017.)

10.23.1	*
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

101.INS XBRL Instance Document (File name: trow-20171231.xml).

101.SCH XBRL Taxonomy Extension Schema Document (File name: trow-20171231.xsd).

101.CAL XBRL Taxonomy Calculation Linkbase Document (File name: trow-20171231_cal.xml).

101.LAB XBRL Taxonomy Label Linkbase Document (File name: trow-20171231_lab.xml).

101.PRE XBRL Taxonomy Presentation Linkbase Document (File name: trow-20171231_pre.xml).

101.DEF XBRL Taxonomy Definition Linkbase Document (File name: trow-20171231_def.xml).

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 16, 2018..

T. Rowe Price Group, Inc.
By: /s/ William J. Stromberg, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 16, 2018.

/s/ Brian C. Rogers, Non-executive Chairman of the Board of Directors

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