Form 10-Q
period 2018-03-31
PRICE T ROWE GROUP INC
filed 2018-04-25
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
Commission File Number: 000-32191
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
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, April 23, 2018, is 242,137,493.
The exhibit index is at Item 6 on page 39.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2017	3/31/2018
ASSETS
Cash and cash equivalents	$1,902.7	$1,681.4
Accounts receivable and accrued revenue	565.3	593.6
Investments	1,477.3	2,095.1
Assets of consolidated T. Rowe Price investment products ($1,839.6 million at December 31, 2017, and $1,238.5 million at March 31, 2018, related to variable interest entities)	2,048.4	1,510.8
Property and equipment, net	652.0	650.2
Goodwill	665.7	665.7
Other assets	224.0	177.5
Total assets	$7,535.4	$7,374.3

LIABILITIES
Accounts payable and accrued expenses	$216.2	$241.3
Liabilities of consolidated T. Rowe Price investment products ($39.5 million at December 31, 2017, and $27.8 million at March 31, 2018, related to variable interest entities)	55.9	53.2
Accrued compensation and related costs	108.5	187.1
Supplemental savings plan liability	269.3	284.5
Income taxes payable	68.3	159.8
Total liabilities	718.2	925.9

Commitments and contingent liabilities

Redeemable non-controlling interests	992.8	546.5

STOCKHOLDERS’ EQUITY
Preferred stock, undesignated, $.20 par value – authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value—authorized 750,000,000; issued 245,111,000 shares at December 31, 2017, and 243,282,000 at March 31, 2018	49.0	48.7
Additional capital in excess of par value	846.1	654.6
Retained earnings	4,932.9	5,205.0
Accumulated other comprehensive loss	(3.6)	(6.4)
Total permanent stockholders’ equity	5,824.4	5,901.9
Total liabilities, redeemable non-controlling interests, and permanent stockholders’ equity	$7,535.4	$7,374.3

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended
	3/31/2017	3/31/2018
Revenues
Investment advisory fees	$992.7	$1,189.2
Administrative, distribution, and servicing fees	139.9	138.8
Net revenues	1,132.6	1,328.0

Operating expenses
Compensation and related costs	397.4	441.4
Distribution and servicing	59.8	70.3
Advertising and promotion	25.7	24.6
Product-related costs	38.6	42.1
Technology, occupancy, and facility costs	82.8	94.1
General, administrative, and other	56.6	71.7
Nonrecurring insurance recoveries related to Dell appraisal rights matter	(50.0)	—
Total operating expenses	610.9	744.2

Net operating income	521.7	583.8

Non-operating income
Net gains on investments	64.8	14.4
Net gains on consolidated investment portfolios	48.9	.8
Other income	1.3	.9
Total non-operating income	115.0	16.1

Income before income taxes	636.7	599.9
Provision for income taxes	236.3	144.4
Net income	400.4	455.5
Less: net income attributable to redeemable non-controlling interests	14.5	1.8
Net income attributable to T. Rowe Price Group	$385.9	$453.7

Earnings per share on common stock of T. Rowe Price Group
Basic	$1.56	$1.81
Diluted	$1.54	$1.77

Dividends declared per share	$.57	$.70

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three months ended
	3/31/2017	3/31/2018
Net income	$400.4	$455.5
Other comprehensive income (loss)
Net unrealized holding gains on available-for-sale investments	18.3	—
Reclassification gains recognized in non-operating income upon dispositions, determined using average cost	(47.6)	—
Total net unrealized holding gains (losses) recognized in other comprehensive income	(29.3)	—
Currency translation adjustments
Consolidated T. Rowe Price investment products - variable interest entities	7.0	16.2
Reclassification gain recognized in non-operating income upon deconsolidation of certain T. Rowe Price investment products	—	(3.1)
Consolidated T. Rowe Price investment products - variable interest entities	7.0	13.1
Equity method investments	(3.2)	3.8
Total currency translation adjustments	3.8	16.9

Other comprehensive income (loss) before income taxes	(25.5)	16.9
Net deferred tax benefits (income taxes)	10.7	(2.5)
Total other comprehensive income (loss)	(14.8)	14.4

Total comprehensive income	385.6	469.9
Less: comprehensive income attributable to redeemable non-controlling interests	16.6	8.8
Comprehensive income attributable to T. Rowe Price Group	$369.0	$461.1

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS(1)
(in millions)

	Three months ended
	3/31/2017	3/31/2018
Cash flows from operating activities
Net income	$400.4	$455.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization of property and equipment	35.6	36.9
Stock-based compensation expense	36.8	45.6
Net gains recognized on other investments	(62.0)	(2.6)
Investments in U.S. mutual funds held as trading to economically hedge supplemental savings plan liability	—	(12.9)
Net change in trading securities held by consolidated T. Rowe Price investment products	(566.3)	(189.4)
Other changes in assets and liabilities	344.0	187.9
Net cash provided by (used in) operating activities	188.5	521.0

Cash flows from investing activities
Purchases of T. Rowe Price investment products	(.2)	(450.6)
Dispositions T. Rowe Price investment products	123.3	36.7
Net cash of T. Rowe Price investment products on consolidation (deconsolidation)	(46.5)	(21.5)
Additions to property and equipment	(46.9)	(36.7)
Other investing activity	(0.3)	(47.7)
Net cash provided by (used in) investing activities	29.4	(519.8)

Cash flows from financing activities
Repurchases of common stock	(306.1)	(291.3)
Common share issuances under stock-based compensation plans	41.9	46.2
Dividends paid to common stockholders of T. Rowe Price Group	(140.9)	(174.8)
Net subscriptions received from redeemable non-controlling interest holders	551.1	177.8
Net cash provided by (used in) financing activities	146.0	(242.1)

Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	(3.4)	1.3

Net change in cash and cash equivalents during period	360.5	(239.6)
Cash and cash equivalents at beginning of year	1,270.5	2,005.8
Cash and cash equivalents at end of period, including $50.2 million at March 31, 2017, and $84.8 million at March 31, 2018, held by consolidated T. Rowe Price investment products	$1,631.0	$1,766.2
(1) See note 12 for a supplementary consolidating cash flow schedule.

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Common shares outstanding		Common stock		Additional capital in excess of par value		Retained earnings		Accumulated other comprehensive income (loss)		Total stockholders’ equity		Redeemable non-controlling interests
Balances at December 31, 2017	245,111		$49.0		$846.1		$4,932.9		$(3.6)		$5,824.4		$992.8
Cumulative effect adjustment upon adoption of new financial instruments and accumulated other comprehensive income guidance on January 1, 2018(1)							22.4		(7.9)		14.5
Reclassification adjustment of stranded tax benefits on currency translation adjustments upon adoption of new accumulated other comprehensive income guidance on January 1, 2018							2.3		(2.3)		—
Balances at January 1, 2018	245,111	—	49.0	—	846.1	—	4,957.6	—	(13.8)	—	5,838.9	—	992.8
Net income	—		—		—		453.7		—		453.7		1.8
Other comprehensive income (loss), net of tax	—		—		—		—		7.4		7.4		7.0
Dividends declared	—		—		—		(174.9)		—		(174.9)
Common stock-based compensation plans activity
Shares issued upon option exercises	1,103		.2		44.9		—		—		45.1		—
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	6		—		(.4)		—		—		(.4)		—
Forfeiture of restricted awards	(4)		—		—		—		—		—		—
Stock-based compensation expense	—		—		45.6		—		—		45.6		—
Restricted stock units issued as dividend equivalents	—		—		.1		(.1)		—		—
Common shares repurchased	(2,934)		(.5)		(281.7)		(31.3)		—		(313.5)		—
Net subscriptions into T. Rowe Price investment products	—		—		—		—		—		—		177.8
Net deconsolidations of T. Rowe Price investment products	—		—		—		—		—		—		(632.9)
Balances at March 31, 2018	243,282		$48.7		$654.6		$5,205.0		$(6.4)		$5,901.9		$546.5
(1) Includes the reclassification of $1.7 million of stranded income taxes on available-for-sale investments resulting from the U.S. tax law changes enacted on December 22, 2017, from accumulated other comprehensive income to retained earnings.

The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	– THE COMPANY AND BASIS OF PREPARATION.

T. Rowe Price Group (Price Group) derives its consolidated revenues and net income primarily from investment advisory services that its subsidiaries provide to individual and institutional investors in the T. Rowe Price U.S. mutual funds (U.S. mutual funds) and other investment products, including separately managed accounts, subadvised funds, and other T. Rowe Price investment products. We also provide our investment advisory clients with related administrative services, including distribution, mutual fund transfer agent, accounting, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; brokerage; and trust services.

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

In order to increase transparency of operating expenses and better align expenses that have similar cost drivers, we have changed the presentation of certain line items of our income statement. In doing so, we have reclassified certain prior year amounts to conform to the 2018 presentation. These reclassifications are shown along with the impact of the new revenue recognition accounting standard adopted on January 1, 2018, in the New Accounting Guidance section below.

The unaudited interim financial information contained in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2017 Annual Report.

NEW ACCOUNTING GUIDANCE.
We adopted Accounting Standards Codification Topic 606: Revenue from Contracts with Customers (ASC 606), on January 1, 2018, using the retrospective method which required adjustments to be reflected as of January 1, 2016. In connection with the adoption of this guidance, we reevaluated all of our revenue contracts and determined that the new guidance does not change the timing of when we recognize revenue. However, we did conclude that certain fees earned from the U.S. mutual funds associated with our mutual fund transfer agent, accounting, shareholder servicing, and participant recordkeeping activities could no longer be reported net of the expenses paid to third parties that perform such services as we are deemed, under the guidance, to have control over the services before they are transferred to the U.S. mutual funds. No transition-related practical expedients were applied. Certain immaterial balance sheet reclassifications were made to conform to the 2018 presentation and all related note disclosures have been recast. Updates to our revenue recognition disclosures are included in Note 2 - Information about Receivables, Revenues, and Services and our updated revenue recognition accounting policy is included in the Summary of Significant Accounting Policies section below.

The impact of ASC 606 and other income statement reclassifications, as described above, on the condensed consolidated statements of income for each quarter of 2017 follows:

	Three months ended 3/31/2017							Three months ended 6/30/2017
(in millions)	As previously reported		Change in Presentation		Impact of ASC 606		As reported herein	As previously reported		Change in Presentation	Impact of ASC 606		Recast
Revenues
Investment advisory fees	$991.1		$—		$1.6		$992.7	$1,043.9		$—	$2.1		$1,046.0
Administrative, distribution, and servicing fees(1)	122.5	—	—	—	17.4	—	139.9	127.7	—	—	12.3	—	140.0
Net revenues	1,113.6		—		19.0		1,132.6	1,171.6		—	14.4		1,186.0

Operating expenses
Compensation and related costs	397.4		—		—		397.4	403.8		—	—		403.8
Distribution and servicing	35.2		22.9		1.7		59.8	36.4		26.4	2.0		64.8
Advertising and promotion	25.6		—		.1		25.7	18.6		—	.1		18.7
Product-related costs	—		21.4		17.2		38.6	—		22.4	12.0		34.4
Technology, occupancy, and facility costs(2)	81.0	—	1.8		—	—	82.8	83.1	—	2.5	—	—	85.6
General, administrative, and other	102.7		(46.1)		—		56.6	122.1		(51.3)	.3		71.1
Nonrecurring insurance recoveries related to Dell appraisal rights matter	(50.0)		—		—		(50.0)	—		—	—		—
Total operating expenses	591.9		—		19.0		610.9	664.0		—	14.4		678.4
Net operating income	$521.7		$—		$—		$521.7	$507.6		$—	$—		$507.6

	Three months ended 9/30/2017							Three months ended 12/31/2017
(in millions)	As previously reported		Change in Presentation		Impact of ASC 606		Recast	As previously reported		Change in Presentation	Impact of ASC 606		Recast
Revenues
Investment advisory fees	$1,096.7		$—		$2.2		$1,098.9	$1,156.0		$—	$2.2		$1,158.2
Administrative, distribution, and servicing fees(1)	125.0	—	—		14.8	—	139.8	130.1	—	—	9.3	—	139.4
Net revenues	1,221.7		—		17.0		1,238.7	1,286.1		—	11.5		1,297.6

Operating expenses
Compensation and related costs	417.4		—		—		417.4	446.3		—	—		446.3
Distribution and servicing	37.4		27.9		2.1		67.4	38.0		30.2	2.4		70.6
Advertising and promotion	14.0		—		—		14.0	33.8		—	.2		34.0
Product-related costs	—		23.4		14.5		37.9	—		26.0	9.1		35.1
Technology, occupancy, and facility costs(2)	84.0	—	2.2		.1	—	86.3	90.4	—	5.5	(.1)	—	95.8
General, administrative, and other	120.4		(53.5)		.3		67.2	146.6		(61.7)	(.1)		84.8
Total operating expenses	673.2		—		17.0		690.2	755.1		—	11.5		766.6
Net operating income	$548.5		$—		$—		$548.5	$531.0		$—	$—		$531.0
(1) The previously reported column aggregates the administrative fees and distribution and servicing fees lines presented in the income statement in prior year.
(2) The previously reported column aggregates the depreciation and amortization of property and equipment and occupancy and facility costs lines presented in the income statement in prior year.

We adopted Accounting Standards Update No. 2016-01 — Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities on January 1, 2018. This standard update addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. After January 1, 2018, the guidance requires substantially all equity investments in non-consolidated entities to be measured at fair value with changes recognized in earnings, except for those accounted for using the equity method of accounting. As such, the guidance eliminated the available-for-sale investment category for equity securities, which required unrealized holding gains to be recognized in accumulated other comprehensive income. Upon adoption, we reclassified net unrealized holding gain of $7.9 million, net of taxes, related to our $597.1 million available-for-sale investment portfolio from accumulated other comprehensive income to retained earnings. Additionally, certain investments that do not have readily available market prices or quotations will be measured at fair value, under the new guidance, as we elected to use their calculated and reported net asset value (NAV) per share as a practical expedient for measuring their fair value in accordance with ASC 946. As such, we recognized a cumulative adjustment to retained earnings of $14.5 million to adjust investments previously accounted for as cost method investments to fair value on January 1, 2018. The corresponding increase in the investments’ carrying value and related deferred taxes was of $19.5 million and $5.0 million, respectively. Our updated investments policy is included in the Summary of Significant Accounting Policies section below.

We adopted Accounting Standards Update No. 2018-02 — Reclassification of certain tax effects from accumulated other comprehensive income on January 1, 2018. This guidance permits tax effects stranded in accumulated other comprehensive income primarily resulting from the enactment of the U.S. tax reform bill originally known as the Tax Cuts and Jobs Act of 2017 to be reclassified to retained earnings either on January 1, 2018 or retrospectively. We elected to adopt the guidance on January 1, 2018 and reclassified $2.3 million of stranded tax benefits related to currency translation adjustments to retained earnings. The stranded income taxes related to our available-for-sale investment portfolio at December 31, 2017, were reclassified to retained earnings with the adoption of Accounting Standards Update No. 2016-01 on January 1, 2018. Our updated comprehensive income policy is included in the Summary of Significant Accounting Policies section below.

NEWLY ISSUED BUT NOT YET ADOPTED ACCOUNTING GUIDANCE.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 — Leases (Topic 842). The standard update seeks to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standards update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and certain practical expedients are available. While we continue evaluating the full impact this standard will have on our financial position and results of operations, we currently expect the most significant impact will be the recognition of a right of use asset and lease liability on our consolidated balance sheets for each real-estate operating lease. We plan to adopt the standard on its effective date, January 1, 2019.

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our condensed consolidated statements, including those we have not yet adopted. We do not believe that any such guidance has or will have a material effect on our financial position or results of operations.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

REVENUE RECOGNITION.

Our revenue is earned from investment advisory, administrative, and distribution services we provide to our clients. Each distinct service we promise in our agreements is considered a performance obligation and is the basis for determining when we recognize revenue. The fees are allocated to each distinct performance obligation and we recognize revenue when, or as, we satisfy our promises. The timing of when we bill our clients varies in accordance with agreed-upon contractual terms. For the majority of our agreements, billing occurs after we have recognized revenue which results in accounts receivable and accrued revenue. For an insignificant portion of our contracts, billing occurs in advance of providing services which results in deferred revenue within the accounts payable and accrued expenses line of our condensed consolidated balance sheets.

Taxes billed to our clients based on our fees for services rendered are not included in revenues.
Investment advisory fees
The majority of our investment advisory agreements, including those with the U.S. mutual funds, have a single performance obligation as the promised services are not separately identifiable from other promises in the agreements and, therefore, are not distinct. Substantially all performance obligations for providing advisory services are satisfied over time and revenue is recognized as time passes.
Investment advisory agreements with T. Rowe Price investment products regulated outside the U.S. generally have two performance obligations; one for investment management and one for distribution. For these agreements, we allocate the management fee to each performance obligation using our best estimate of the standalone fee of each of these services. The performance obligation for providing investment management services, like our other advisory contracts, is satisfied over time and revenue is recognized as time passes. The performance obligation for distribution is satisfied at the point in time when an investor makes an investment into the product. Accordingly, a portion of the investment advisory fees earned from these products relate to distribution performance obligations that were satisfied during prior periods. These distribution fees are reported within the investment advisory fees line of our condensed consolidated statements of income.
The management fee for our investment advisory agreements are based on our assets under management, which change based on fluctuations in financial markets, and represent variable consideration. Therefore, investment advisory fees are generally constrained, and excluded from revenue, until the asset values on which our client is billed are no longer subject to financial market volatility. Our assets under management are valued in accordance with valuation and pricing processes for each major type of investment. Fair values used in our processes are primarily determined from quoted market prices; prices furnished by dealers who make markets in such securities; or from data provided by an independent pricing service that considers yield or price of investments of comparable quality, coupon, maturity, and type. Investments for which market prices are not readily available are not a material portion of our total assets under management.

We provide all services to the U.S. mutual funds under contracts that are subject to periodic review and approval by the funds’ Boards. Regulations require that the funds’ shareholders also approve material changes to investment advisory contracts.

Administrative, distribution, and servicing fees

Administrative fees
The administrative services we provide include distribution, mutual fund transfer agent, accounting and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; brokerage, and trust services.
The administrative service agreements with the U.S. mutual funds for accounting oversight, transfer agency and recordkeeping services generally have one performance obligation as the promised services in each agreement are not separately identifiable from other promises in the agreement and, therefore, are not distinct. The fees for performing these services are generally equal to the costs incurred and represent variable consideration. The fees are generally constrained, and are recognized as revenue when costs are incurred to perform the services. These fees are generally offset by the costs incurred to provide such services.

Other administrative service agreements for participant recordkeeping and transfer agent services for defined contribution retirement plans; brokerage services, and trust services generally have one performance obligation as the promised services in each agreement are not separately identifiable from other performance obligations in the contract and, therefore, are not distinct. Our performance obligation in each agreement is satisfied over time and revenue is recognized as time passes. The fees for these services vary by contract and are both fixed and variable.

Distribution and servicing fees
The agreements for distribution and servicing fees earned from 12b-1 plans of the Advisor Class, R Class, and Variable Annuity II Class shares of the U.S. mutual funds have one performance obligation, as distribution services are not separately identifiable from shareholder servicing promises in the agreements and, therefore, are not distinct. Our performance obligation is satisfied at the point in time when an investor makes an investment into these share classes of the U.S. mutual funds. The fees for these distribution and servicing agreements are based on the assets under management in these shares classes, which change based on fluctuations in financial markets, and represent variable consideration. These fees are generally constrained, and excluded from revenue, until the asset values on which our client is billed are not subject to financial market volatility. Accordingly, the majority of the distribution and servicing revenue disclosed in Note 2 - information about receivables, revenues and services relates to distribution and servicing obligations that were satisfied during prior periods. These fees are offset entirely by the distribution and servicing costs paid to third-party financial intermediaries that source the assets of these share classes.

INVESTMENTS.

Investments held at fair value
Investments in T. Rowe Price investment products have been made for both general corporate investment purposes and to provide seed capital for newly formed products. Those investments that we do not consolidate are carried at fair value using the quoted closing NAV per share of each fund as of the balance sheet date. The underlying investments held by our consolidated T.

Rowe Price investment products are considered trading securities and are valued in accordance with the valuation and pricing policy used to value our assets under management which is further described in the Revenue Recognition policy above.

We elected to value our interest in investment partnerships for which market prices or quotations are not readily available, at fair value using the NAV per share as a practical expedient for measuring fair value.

Changes in the fair values of all these investments are reflected in non-operating income in our condensed consolidated statements of income.

Equity method investments
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

COMPREHENSIVE INCOME.

The components of comprehensive income are presented in a separate statement following our consolidated statements of income and include net income, the change in our currency translation adjustments, and prior to 2018, the change in net unrealized security holding gains (losses) on investments classified as available-for-sale. The currency translation adjustments result from translating our proportionate share of the financial statements of UTI, our equity method investment, and certain consolidated T. Rowe Price investment products into U.S. dollars. Assets and liabilities are translated into U.S. dollars using year-end exchange rates, and revenues and expenses are translated using weighted-average exchange rates for the period.

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

We reclassify income tax effects relating to currency translation adjustments to tax expense when there is a reduction in our ownership interest in the related investment. The amount of the reclassification depends on the investment’s accounting treatment before and after the change in ownership percentage. Prior to 2018, tax effects relating to each available-for-sale investment’s unrealized holding gain or loss, were reclassified upon the sale of the investment.

NOTE 2	– INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Revenues earned during the first quarter of 2017 and 2018 under agreements with clients include:

	Three months ended 3/31/2017
		Administrative, distribution, and servicing fees
(in millions)	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues
U.S. mutual funds	$717.4	$86.3	$35.2	$838.9
Subadvised and separately managed accounts and other investment products	275.3	—	—	275.3
Other	—	18.4	—	18.4
	$992.7	$104.7	$35.2	$1,132.6

	Three months ended 3/31/2018
		Administrative, distribution, and servicing fees
(in millions)	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues
U.S. mutual funds	$832.9	$81.8	$36.6	$951.3
Subadvised and separately managed accounts and other investment products	356.3	—	—	356.3
Other	—	20.4	—	20.4
	$1,189.2	$102.2	$36.6	$1,328.0

The following table details the investment advisory fees earned from clients by their underlying asset class.

	Three months ended
(in millions)	3/31/2017	3/31/2018
U.S. mutual funds
Equity and blended assets	$594.2	$705.5
Fixed income and money market	123.2	127.4
	717.4	832.9
Subadvised and separately managed accounts and other investment products
Equity and blended assets	227.9	297.0
Fixed income and money market	47.4	59.3
	275.3	356.3
Total	$992.7	$1,189.2

The following table summarizes the investment portfolios and assets under management on which we earn investment advisory fees.

	Average during
	the first quarter of		As of
(in billions)	2017	2018	12/31/2017	3/31/2018
U.S. mutual funds
Equity and blended assets	$421.0	$494.6	$480.5	$484.1
Fixed income and money market	115.5	127.4	125.8	128.8
	536.5	622.0	606.3	612.9
Subadvised and separately managed accounts and other investment products
Equity and blended assets	231.6	308.2	291.9	304.8
Fixed income and money market	77.3	95.3	92.9	96.5
	308.9	403.5	384.8	401.3
Total	$845.4	$1,025.5	$991.1	$1,014.2

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for 5.8% and 6.0% of our assets under management at December 31, 2017, and March 31, 2018, respectively.

Total net revenues earned from T. Rowe Price investment products aggregate $945.0 million and $1,100.6 for the first quarter of 2017 and 2018, respectively. Accounts receivable from these products aggregates $365.3 million at December 31, 2017, and $388.8 million at March 31, 2018.

NOTE 3 – INVESTMENTS.

The carrying values of investments we do not consolidate are as follows:

(in millions)	12/31/2017	3/31/2018
Investments held at fair value
T. Rowe Price investment products (1)	$692.1	$1,231.1
T. Rowe Price investment products designated as an economic hedge of supplemental savings plan liability	268.2	283.3
Investment partnerships and other investments(2)	78.0	95.2
Equity method investments
T. Rowe Price investment products	277.4	316.7
26% interest in UTI Asset Management Company Limited (India)	155.8	163.2
Investment partnerships and other investments	4.8	4.6
U.S. Treasury note	1.0	1.0
Total	$1,477.3	$2,095.1
(1) Includes $597.1 million of investments at December 31, 2017, that were previously reported as available-for sale investments prior to the adoption of the new financial instruments guidance on January 1, 2018. Refer to Note 1 for more information.
(2) These investments at December 31, 2017 were carried at cost. Upon adoption of new financial guidance on January 1, 2018, these investments are carried at fair value using NAV per share as a practical expedient. Refer to Note 1 for more information.

The other investments at fair value include investment partnerships that are carried at fair value using their net asset value per share as a practical expedient. Our interests in these partnerships are generally not redeemable and are subject to significant restrictions on transferability. The underlying investments of these partnerships have contractual terms through 2029, though we may receive distributions of liquidating assets over a longer term. The investment strategies of these partnerships include growth equity, buyout, venture capital, and real estate.

Net gains on investments during the first quarter of 2018 includes $1.9 million of net unrealized losses recognized on investments held at fair value that were still held at March 31, 2018. For the first quarter of 2017, the majority of unrealized gains or losses on investments held at fair value are included and presented with other comprehensive income.

During the first three months of 2017 and 2018, certain T. Rowe Price investment products in which we provided initial seed capital at the time of formation were deconsolidated, as we no longer had a controlling interest. Depending on our ownership interest, we are now reporting our residual interests in these T. Rowe Price investment products as either an equity method investment or an investment held at fair value. Additionally, during the first three months of 2017 certain T. Rowe Price investment products that were being accounted for as equity method investments were consolidated, as we regained a controlling interest. The net impact of these changes on our condensed consolidated balance sheets and income statements as of the dates the portfolios were deconsolidated or reconsolidated is detailed below.

	Three months ended
(in millions)	3/31/2017	3/31/2018
Net increase (decrease) in assets of consolidated T. Rowe Price investment products	$(1,035.9)	$(757.5)
Net increase (decrease) in liabilities of consolidated T. Rowe Price investment products	$(133.2)	$(5.2)
Net increase (decrease) in redeemable non-controlling interests	$(767.7)	$(632.9)

Gains (losses) recognized upon deconsolidation	$—	$3.1
The gains or losses recognized upon deconsolidation were the result of reclassifying currency translation adjustments accumulated on certain T. Rowe Price investment products with non-USD functional currencies from accumulated other comprehensive income to non-operating income.

VARIABLE INTEREST ENTITIES.

Our investments at December 31, 2017 and March 31, 2018, include interests in variable interest entities that we do not consolidate as we are not deemed the primary beneficiary. Our maximum risk of loss related to our involvement with these entities is as follows:

(in millions)	12/31/2017	3/31/2018
Investment carrying values	$129.2	$254.3
Unfunded capital commitments	38.8	37.2
Uncollected investment advisory and administrative fees	7.7	9.3
	$175.7	$300.8

The unfunded capital commitments totaling $38.8 million and $37.2 million at December 31, 2017 and March 31, 2018, respectively, relate primarily to the investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be called under certain circumstances.

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

These levels are not necessarily an indication of the risk or liquidity associated with our investments. There have been no transfers between the levels. The following table summarizes our investments that are recognized in our condensed consolidated balance sheets using fair value measurements determined based on the differing levels of inputs. This table excludes investments held by consolidated T. Rowe Price investment products which are presented separately on our condensed consolidated balance sheets and are detailed in Note 5.

	12/31/17		3/31/18
(in millions)	Level 1	Level 2	Level 1	Level 2
Cash equivalents	$1,726.4	$—	$1,488.9	$—
T. Rowe Price investment products(1)	942.9	17.4	1,496.4	18.0
Total	$2,669.3	$17.4	$2,985.3	$18.0
(1) Includes $597.1 million of investments at December 31, 2017 that were previously reported as available-for sale investments prior to the adoption of new financial instruments guidance on January 1, 2018. Refer to Note 1 for more information.

At March 31, 2018, the reported investments held at fair value in Note 3 include $95.2 million of investments that are carried at fair value using the NAV per share as a practical expedient. These investments are not required to be included in the fair value hierarchy levels above.

NOTE 5 – CONSOLIDATED T. ROWE PRICE INVESTMENT PRODUCTS.

The T. Rowe Price investment products that we consolidate in our condensed consolidated financial statements are generally those products we provided initial seed capital at the time of their formation and have a controlling interest. Our U.S. mutual funds are considered voting interest entities, while those regulated outside the U.S. are considered variable interest entities.

The following table details the net assets of the consolidated T. Rowe Price investment products:

	12/31/2017			3/31/2018
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Cash and cash equivalents(1)	$7.1	$96.0	$103.1	$17.7	$67.1	$84.8
Investments(2)	188.8	1,725.7	1,914.5	234.0	1,157.2	1,391.2
Other assets	12.9	17.9	30.8	20.6	14.2	34.8
Total assets	208.8	1,839.6	2,048.4	272.3	1,238.5	1,510.8
Liabilities	16.4	39.5	55.9	25.4	27.8	53.2
Net assets	$192.4	$1,800.1	$1,992.5	$246.9	$1,210.7	$1,457.6

Attributable to T. Rowe Price Group	$131.6	$868.1	$999.7	$180.0	$731.1	$911.1
Attributable to redeemable non-controlling interests	60.8	932.0	992.8	66.9	479.6	546.5
	$192.4	$1,800.1	$1,992.5	$246.9	$1,210.7	$1,457.6
(1)Cash and cash equivalents includes $6.2 million and $15.7 million at December 31, 2017 and March 31, 2018, respectively, of investments in T. Rowe Price money market mutual funds.
(2)Investments include $15.0 million and $45.3 million at December 31, 2017 and March 31, 2018, respectively, of T. Rowe Price investment products.

Although we can redeem our net interest in these T. Rowe Price investment products at any time, we cannot directly access or sell the assets held by these products to obtain cash for general operations. Additionally, the assets of these investment products are not available to our general creditors.

Since third party investors in these investment products have no recourse to our credit, our overall risk related to the net assets of consolidated T. Rowe Price investment products is limited to valuation changes associated with our net interest. We, however, are required to recognize the valuation changes associated with all underlying investments held by these products in our condensed consolidated statements of income, and disclose the portion attributable to third party investors as net income attributable to redeemable non-controlling interests.

The operating results of the consolidated T. Rowe Price investment products for the three months ended March 31, 2017 and 2018 are reflected in our condensed consolidated statements of income as follows:

	Three months ended
	3/31/2017			3/31/2018
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(.3)	$(2.3)	$(2.6)	$(.3)	$(2.2)	$(2.5)
Net investment income reflected in non-operating income	5.3	43.6	48.9	(.8)	1.6	.8
Impact on income before taxes	$5.0	$41.3	$46.3	$(1.1)	$(.6)	$(1.7)

Net income attributable to T. Rowe Price Group	$3.9	$27.9	$31.8	$(.7)	$(2.8)	$(3.5)
Net income attributable to redeemable non-controlling interests	1.1	13.4	14.5	(.4)	2.2	1.8
	$5.0	$41.3	$46.3	$(1.1)	$(.6)	$(1.7)

The operating expenses of these consolidated products are reflected in other operating expenses. Operating expenses eliminated for the three months ended March 31, 2017 and 2018, were $.8 million and $1.7 million, respectively, against the investment advisory and administrative fees earned from these products. The net investment income reflected in non-operating income includes dividend and interest income and realized and unrealized gains and losses on the underlying securities held by the consolidated T. Rowe Price investment products.

The table below details the impact of these consolidated investment products on the individual lines of our condensed consolidated statements of cash flows (in millions) for the three months ended March 31, 2017 and 2018.

	Three months ended
	3/31/2017			3/31/2018
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Net cash provided by (used in) operating activities	$(.6)	$(538.2)	$(538.8)	$(52.8)	$(148.2)	$(201.0)
Net cash provided by (used in) investing activities	(6.2)	(40.3)	(46.5)	—	(21.5)	(21.5)
Net cash provided by (used in) financing activities	3.2	570.1	573.3	63.4	139.5	202.9
Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	—	(3.4)	(3.4)	—	1.3	1.3
Net change in cash and cash equivalents during period	(3.6)	(11.8)	(15.4)	10.6	(28.9)	(18.3)
Cash and cash equivalents at beginning of year	10.3	55.3	65.6	7.1	96.0	103.1
Cash and cash equivalents at end of period	$6.7	$43.5	$50.2	$17.7	$67.1	$84.8

The net cash provided by financing activities during the first quarter of 2017 and 2018 includes $22.2 million and $25.1 million, respectively, of net subscriptions we made into the consolidated T. Rowe Price investment products, net of dividends received. These cash flows were eliminated in consolidation.

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

	12/31/17		3/31/18
(in millions)	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents	$6.2	$.7	$15.7	$1.6
Equity securities	536.0	667.5	178.5	471.0
Fixed income securities	—	687.4	—	721.3
Other investments	1.3	22.3	1.1	19.3
	$543.5	$1,377.9	$195.3	$1,213.2

Liabilities	$(.1)	$(13.7)	$(.8)	$(6.7)

NOTE 6 – STOCKHOLDERS’ EQUITY.

Regular cash dividends declared per share during the first three months of 2017 and 2018 were $.57 and $.70, respectively.

At March 31, 2018, a liability of $22.2 million is included in accounts payable and accrued expenses for common stock repurchases that settled by April 3, 2018.

NOTE 7	– STOCK-BASED COMPENSATION.

STOCK OPTIONS.

The following table summarizes the status of, and changes in, our stock options during the first quarter of 2018.

	Options	Weighted- average exercise price
Outstanding at December 31, 2017	15,221,123	$66.98
Exercised	(1,492,576)	$59.69
Forfeited	(24,538)	$75.74
Expired	(14,364)	$71.15
Outstanding at March 31, 2018	13,689,645	$67.76
Exercisable at March 31, 2018	9,635,926	$64.42

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of, and changes in, our nonvested restricted shares and restricted stock units during the first quarter of 2018.

	Restricted shares	Restricted stock units	Weighted-average fair value
Nonvested at December 31, 2017	473,115	5,556,911	$82.37
Time-based grants	—	4,741	$106.77
Vested	(1,420)	(10,294)	$72.43
Forfeited	(3,626)	(37,854)	$78.52
Nonvested at March 31, 2018	468,069	5,513,504	$82.43

Nonvested at March 31, 2018, includes 7,200 performance-based restricted shares and 406,412 performance-based restricted stock units. These performance-based restricted shares and units include 7,200 restricted shares and 291,958 restricted stock units for which the performance period has lapsed and the performance threshold has been met.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense (in millions) to be recognized over the remaining vesting periods of the stock-based awards outstanding at March 31, 2018. Estimated future compensation expense will change to reflect future grants of restricted stock awards and units, future option grants, changes in the probability of performance thresholds being met, and adjustments for actual forfeitures.

Second quarter 2018	$46.3
Third quarter 2018	45.7
Fourth quarter 2018	40.1
2019	95.9
2020 through 2023	79.5
Total	$307.5

NOTE 8	– EARNINGS PER SHARE CALCULATIONS.

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

	Three months ended
(in millions)	3/31/2017	3/31/2018
Net income attributable to T. Rowe Price Group	$385.9	$453.7
Less: net income allocated to outstanding restricted stock and stock unit holders	8.7	10.6
Net income allocated to common stockholders	$377.2	$443.1

Weighted-average common shares
Outstanding	242.1	244.3
Outstanding assuming dilution	245.5	249.8

The following table shows the weighted-average outstanding stock options that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive.

	Three months ended
(in millions)	3/31/2017	3/31/2018
Weighted-average outstanding stock options excluded	9.5	—

NOTE 9 – OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME.

The following table presents the impact of the components of other comprehensive income or loss on deferred tax benefits (income taxes).

	Three months ended
(in millions)	3/31/2017	3/31/2018
Net deferred tax benefits (income taxes) on:
Net unrealized holding gains or losses	$(7.1)	$—
Reclassification adjustments recognized in the provision for income taxes:
Net gains realized on dispositions	18.6	—
Net deferred tax benefits (income taxes) on net unrealized holding gains or losses	11.5	—
Currency translation adjustments	(.8)	(3.3)
Reclassification adjustment recognized in the provision for income taxes upon deconsolidation of T. Rowe Price investment product	—	.8
Total deferred tax benefits (income taxes) on currency translation adjustments	(.8)	(2.5)
Total net deferred tax benefits (income taxes)	$10.7	$(2.5)

The changes in each component of accumulated other comprehensive income (loss), including reclassification adjustments for the first quarter of 2018 are presented in the table below.

		Currency translation adjustments
(in millions)	Net unrealized holding gains	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments	Total
Balances at December 31, 2017	$7.9	$(30.6)	$19.1	$(11.5)	$(3.6)
Reclassification of unrealized holding gains to retained earnings upon adoption of new financial instruments guidance(1)	(7.9)	—	—	—	(7.9)
Reclassification adjustment of stranded tax benefits on currency translation adjustments upon adoption of new accumulated other comprehensive income guidance		(6.4)	4.1	(2.3)	(2.3)
Balance at January 1, 2018	—	(37.0)	23.2	(13.8)	(13.8)
Other comprehensive income before reclassifications and income taxes	—	3.8	9.2	13.0	13.0
Reclassification adjustments recognized in non-operating income	—	—	(3.1)	(3.1)	(3.1)
	—	3.8	6.1	9.9	9.9
Net deferred tax income taxes	—	(.8)	(1.7)	(2.5)	(2.5)
Other comprehensive income (loss)	—	3.0	4.4	7.4	7.4
Balances at March 31, 2018	$—	$(34.0)	$27.6	$(6.4)	$(6.4)
(1) Includes the reclassification of $1.7 million of stranded income taxes on available-for-sale investments resulting from the U.S. tax law changes enacted on December 22, 2017, from accumulated other comprehensive income to retained earnings.

NOTE 10 – DELL APPRAISAL RIGHTS MATTER.

In 2016, we paid $166.2 million to compensate certain U.S. mutual funds, trusts, separately managed accounts, and subadvised clients (collectively, Clients) for the denial of their appraisal rights by the Delaware Chancery Court (Court) in connection with the 2013 leveraged buyout of Dell, Inc. (Dell).

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

In accordance with the compensation payment, the Clients agreed that in the event the findings made by the Court regarding the fair value of Dell or the amount of interest to be applied were modified by a final, non-appealable judgment, T. Rowe Price and the Clients would make an appropriate adjustment between themselves, calculated in a manner that is consistent with the methodology used to compensate Clients. In December 2016, several parties, including Dell and the successful appraisal petitioners, filed appeals to the Delaware Supreme Court to challenge the Court’s valuation ruling. On December 14, 2017, the Delaware Supreme Court reversed the Court's judgment and remanded the case for further proceedings. It is not clear how the Court will eventually rule and what the ultimate valuation will be, although the Supreme Court’s opinion suggests that an appraisal value closer to the deal price of $13.75 may be the ultimate outcome.

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

NOTE 12 – SUPPLEMENTARY CONSOLIDATING CASH FLOW STATEMENT.

The following tables summarize the cash flows for the three months ended March 31, 2017 and 2018, that are attributable to T. Rowe Price Group, our consolidated T. Rowe Price investment products and the related eliminations required in preparing the statements.

	Three months ended
	3/31/2017				3/31/2018
(in millions)	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated T. Rowe Price investment products	Eliminations	As reported	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated T. Rowe Price investment products	Eliminations	As reported
Cash flows from operating activities
Net income	$385.9	$46.3	$(31.8)	$400.4	$453.7	$(1.7)	$3.5	$455.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization of property and equipment	35.6	—	—	35.6	36.9	—	—	36.9
Stock-based compensation expense	36.8	—	—	36.8	45.6	—	—	45.6
Net gains recognized on investments	(93.8)	—	31.8	(62.0)	.9	—	(3.5)	(2.6)
Investments in U.S. mutual funds held as trading to economically hedge supplemental savings plan liability	—	—	—	—	(12.9)	—	—	(12.9)
Net change in trading securities held by consolidated T. Rowe Price investment products	—	(566.3)	—	(566.3)	—	(189.4)	—	(189.4)
Other changes in assets and liabilities	363.6	(18.8)	(.8)	344.0	198.7	(9.9)	(.9)	187.9
Net cash provided by (used in) operating activities	728.1	(538.8)	(.8)	188.5	722.9	(201.0)	(.9)	521.0
Net cash provided by (used in) investing activities	52.9	(46.5)	23.0	29.4	(524.3)	(21.5)	26.0	(519.8)
Net cash provided by (used in) financing activities	(405.1)	573.3	(22.2)	146.0	(419.9)	202.9	(25.1)	(242.1)
Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	—	(3.4)	—	(3.4)	—	1.3	—	1.3
Net change in cash and cash equivalents during period	375.9	(15.4)	—	360.5	(221.3)	(18.3)	—	(239.6)
Cash and cash equivalents at beginning of year	1,204.9	65.6	—	1,270.5	1,902.7	103.1	—	2,005.8
Cash and cash equivalents at end of period	$1,580.8	$50.2	$—	$1,631.0	$1,681.4	$84.8	$—	$1,766.2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries ("the Company") as of March 31, 2018, the related condensed consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2018 and 2017, the related condensed consolidated statement of stockholders' equity for the three-month period ended March 31, 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 16, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Basis for Review Results
This consolidated interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our reviews in accordance with the standards of the PCAOB. A review of consolidated interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ KPMG LLP
Baltimore, Maryland
April 25, 2018

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in U.S. mutual funds and other investment products. The other investment products include: separately managed accounts, subadvised funds, and other T. Rowe Price products including collective investment trusts, target-date retirement trusts, open-ended investment products offered to investors outside the U.S., and products offered through variable annuity life insurance plans in the U.S. Investment advisory clients domiciled outside the U.S. account for 6% of our assets under management at March 31, 2018.

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

We remain debt-free with ample liquidity and resources that allow us to take advantage of attractive growth opportunities; invest in key capabilities, including investment professionals, technologies, and new product offerings; and, most importantly, provide our clients with strong investment management expertise and service both now and in the future. We expect to continue our investment in long-term initiatives to sustain and deepen our investment talent, add investment capabilities both in terms of new strategies and new investment vehicles, expand capabilities through enhanced technology, and broaden our distribution reach globally. We currently expect our 2018 non-GAAP operating expenses to grow in the range of 8-11%. This expense growth range factors in a number cost optimization efforts.

BACKGROUND.

Most major U.S. stock market indexes edged lower in the first quarter of 2018. After rising to record highs through late January—helped by favorable corporate earnings reports and momentum from the tax reform legislation passed in late 2017—the major indexes fell sharply in response to stronger-than-expected wage growth data and concerns that the Federal Reserve would respond to rising inflation with a faster pace of interest rate increases. Equities pared their losses after bottoming in early February, but stocks fell again in March in response to the Trump administration’s announcements of tariffs, especially those targeting Chinese imports, and restrictions on Chinese technology transfers and acquisitions.

Stocks in developed non-U.S. equity markets fared modestly worse than U.S. shares, even though stronger non-U.S. currencies reduced losses in dollar terms. Shares in developed Asian markets were mixed; Japanese shares returned about 1%. Developed European markets were also mixed. UK shares lagged with a decline of nearly 4%, hindered by continuing Brexit uncertainty and elevated inflation that may prompt the central bank to raise rates in May.

Stocks in emerging equity markets outperformed developed markets. Most Latin American markets rose, but Asian markets were widely mixed. In emerging Europe, Russian stocks advanced more than 9%, thanks in part to rising oil prices, falling domestic interest rates, and an S&P Global credit rating upgrade of the sovereign debt into investment-grade territory.

Returns of several major equity market indexes for the first quarter of 2018, are as follows:

Three months ended
Index	3/31/2018
S&P 500 Index	(.8)%
NASDAQ Composite Index(1)	2.3%
Russell 2000 Index	(.1)%
MSCI EAFE (Europe, Australasia, and Far East) Index	(1.4)%
MSCI Emerging Markets Index	1.5%
 (1)Returns exclude dividends

Global bond returns in the first quarter were mixed in U.S. dollar terms. In the U.S., short-term Treasury yields rose in anticipation of a Fed interest rate increase in March and additional rate increases in 2018. Long-term Treasury yields also rose: the 10-year Treasury note yield started the quarter at 2.5% and ended around 2.7% after climbing to four-year highs near 3.0% in February. Investment-grade corporate bonds faced some headwinds from elevated supply and waning demand from outside the U.S. Municipal bonds outperformed taxable bonds amid muted new issuance. High yield bonds declined, but losses were limited by their lower interest rate sensitivity.

Bonds in developed non-U.S. markets performed well, as stronger non-U.S. currencies boosted local returns in dollar terms. In the UK, 10-year government bond yields rose on expectations that the central bank will raise short-term interest rates in May due to continued elevated inflation. In the eurozone, 10-year German sovereign bond yields rose slightly for the quarter but finished well below their early February highs. In Japan, the central bank’s yield curve control policy kept 10-year government bond yields close to 0.0%.

Emerging markets bonds were mixed. Dollar-denominated debt declined, but bonds denominated in local currencies performed well in dollar terms, as a generally weaker greenback boosted returns.

Returns for several major bond market indexes for the first quarter of 2018, are as follows:

Three months ended
Index	3/31/2018
Bloomberg Barclays U.S. Aggregate Bond Index	(1.5)%
JPMorgan Global High Yield Index	(.7)%
Bloomberg Barclays Municipal Bond Index	(1.1)%
Bloomberg Barclays Global Aggregate Ex-U.S. Dollar Bond Index	3.6%
JPMorgan Emerging Markets Bond Index Plus	(2.0)%

ASSETS UNDER MANAGEMENT.

Assets under management ended the first quarter of 2018 at $1,014.2 billion, an increase of $23.1 billion from December 31, 2017. We had net cash inflows of $11.3 billion in the first quarter of 2018. The following table details changes in our assets under management during the first quarter of 2018 by asset class:

	Three months ended 3/31/2018
(in billions)	Equity	Fixed income and money market	Multi-asset(1)	Total
Assets under management at beginning of period	$564.1	$134.4	$292.6	$991.1

Net cash flows	2.8	2.1	6.4	11.3
Net market appreciation and income(2)	12.4	(.7)	.1	11.8
Change during the period	15.2	1.4	6.5	23.1
Assets under management at March 31, 2018	$579.3	$135.8	$299.1	$1,014.2
(1) The underlying assets under management of the multi-asset portfolios have been aggregated and presented in this category and not reported in the equity and fixed income columns.
(2) Reported net of distributions not reinvested.

Our target date retirement products, which are included in the multi-asset totals shown above, continue to be a significant part of our assets under management. These products invest in a broadly diversified portfolio of assets, including, among other investments, our U.S. mutual funds and T. Rowe Price collective investment trusts; and automatically rebalance to maintain their specific asset allocation weightings. Net cash inflows into our target date retirement products were $6.0 billion in the first quarter of 2018. Assets under management in these portfolios are as follows:

	As of
(in billions)	12/31/17	3/31/18
Target date retirement U.S. mutual funds	$168.4	$162.6
Target date separately managed retirement accounts	1.7	4.9
Target date retirement trusts	63.7	72.4
	$233.8	$239.9

The following table details changes in our assets under management during the first quarter of 2018 by investment vehicle:

	Three months ended 3/31/2018
(in billions)	U.S. mutual funds	Subadvised and separately managed accounts	Other investment products	Total
Assets under management at beginning of period	$606.3	$255.2	$129.6	$991.1

Net cash flows before client transfers	8.1	(1.0)	4.2	11.3
Client transfers	(8.9)	2.6	6.3	—
Net cash flows after client transfers	(.8)	1.6	10.5	11.3
Net market appreciation and income	7.5	3.6	.8	11.9
Distributions not reinvested	(.1)	—	—	(.1)
Change during the period	6.6	5.2	11.3	23.1

Assets under management at March 31, 2018	$612.9	$260.4	$140.9	$1,014.2

Net cash flows after client transfers, by investment vehicle and their underlying asset classes, during the first quarter of 2018, include the following:

(in billions)	Three months ended 3/31/2018
U.S. mutual funds
Equity and blended assets	$(4.5)
Fixed income and money market(1)	3.7
(.8)
Subadvised and separately managed accounts and other investment products
Equity and blended assets	8.3
Fixed income and money market	3.8
12.1
Total net cash flows after client transfers(2)(3)	$11.3
(1) The net cash flows into the money market funds were $.6 billion for the three months ended March 31, 2018.
(2) The net cash flows after client transfers are affected by the mutual fund to trust transfers and the equity and fixed income product rebalancing done to align allocations within the target date products.
(3)The underlying assets of the multi-asset portfolios that invest T. Rowe Price products have been broken out and included in their respective vehicle and asset class amounts.

RESULTS OF OPERATIONS.

The first quarter of 2017 net revenues and operating expenses presented with these results of operations have been recast to reflect the impact of adopting, on January 1, 2018, new accounting guidance related to revenue recognition. We elected to adopt the new guidance on a retrospective basis, which requires 2017 results to be recast to reflect the impact. The new guidance requires certain revenue related expenses that are incurred in servicing our U.S. mutual funds to be recognized in operating expenses versus being presented net against the related revenues. As such, net revenues and operating expenses, primarily product-related, were recast to reflect an increase of $19.0 million for the first quarter of 2017. Additionally, we modified our income statement presentation to increase operating expense transparency and to align expenses with similar drivers. Prior year amounts have been reclassified to conform to the new 2018 presentation. For more information and the impact on the remaining quarters of 2017 of these two changes, see Note 1, The Company and Basis of Preparation, in the condensed consolidated financial statements contained in Part I, Item 1 of this filing.

The table below presents financial results on a U.S. GAAP basis as well as a non-GAAP basis that adjusts for the impact of the Dell appraisal rights matter, the firm's consolidated T. Rowe Price investment products, the supplemental savings plan, and other non-operating income. We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results.

	Three months ended
(in millions, except per-share data)	3/31/2017	3/31/2018	Dollar change	Percentage change
U.S. GAAP basis
Investment advisory fees	$992.7	$1,189.2	$196.5	19.8%
Net revenues	$1,132.6	$1,328.0	$195.4	17.3%
Operating expenses	$610.9	$744.2	$133.3	21.8%
Net operating income	$521.7	$583.8	$62.1	11.9%
Non-operating income(1)	$115.0	$16.1	$(98.9)	n/m
Net income attributable to T. Rowe Price Group	$385.9	$453.7	$67.8	17.6%
Diluted earnings per common share	$1.54	$1.77	$.23	14.9%
Weighted average common shares outstanding assuming dilution	245.5	249.8	4.3	1.8%

Adjusted non-GAAP basis(2)
Operating expenses	$659.1	$741.0	$81.9	12.4%
Net income attributable to T. Rowe Price Group	$297.2	$445.6	$148.4	49.9%
Diluted earnings per common share	$1.18	$1.74	$.56	47.5%

Assets under management (in billions)
Average assets under management	$845.4	$1,025.5	$180.1	21.3%
Ending assets under management	$861.6	$1,014.2	$152.6	17.7%
(1) The percentage change in non-operating income is not meaningful (n/m).
(2)See the reconciliation to the comparable U.S. GAAP measures at the end of the results of operations sections of this management discussion and analysis.

Investment advisory fees earned in the first quarter of 2018 increased over the comparable 2017 quarter as average assets under our management increased $180.1 billion, or 21.3%, to $1,025.5 billion. The average annualized effective fee rate earned on our assets under management during the first quarter of 2018 was 47.0 basis points, compared with 47.6 basis points earned during the first quarter of 2017. Our effective fee rate has declined in part due to fee reductions we made to certain mutual funds and other products since the end of the first quarter 2017, and higher market valuations that have resulted in a greater proportion of incremental assets under management earning lower fee rates. We regularly assess the competitiveness of our investment advisory fees and will continue to make adjustments as deemed appropriate.

Our operating margin in the first quarter of 2018 was 44.0%, compared to 46.1% earned in the 2017 quarter. Our operating income in the first quarter of 2017 includes $50 million of insurance recoveries related to the Dell appraisal rights matter. Excluding these insurance recoveries, the operating margin in the first quarter of 2017 would have been 41.6%, compared with the 44.0% recognized in the first quarter of 2018, as the increase in our assets under management since the end of March 2017 has led to growth in 2018 revenues that has outpaced our growth in operating expenses.

Net revenues

	Three months ended
(in millions)	3/31/2017	3/31/2018	Dollar change	Percentage change
Investment advisory fees
U.S. mutual funds	$717.4	$832.9	$115.5	16.1%
Subadvised and separately managed accounts and other investment products	275.3	356.3	81.0	29.4%
	992.7	1,189.2	196.5	19.8%
Administrative, distribution, and servicing fees
Administrative fees	104.7	102.2	(2.5)	(2.4)%
Distribution and servicing fees	35.2	36.6	1.4	4.0%
	139.9	138.8	(1.1)	(.8)%
Net revenues	$1,132.6	$1,328.0	$195.4	17.3%

Investment advisory revenues earned in the first quarter of 2018 from the U.S. mutual funds were $832.9 million, an increase of $115.5 million, or 16.1%, from the comparable 2017 quarter. Average mutual fund assets under management in the first quarter of 2018 were $622.0 billion, an increase of 15.9% from the average in the first quarter of 2017.

Investment advisory revenues earned in the first quarter of 2018 from the other investment products were $356.3 million, an increase of $81.0 million, or 29.4%, from the comparable 2017 quarter. Average assets under management for these products in the first quarter of 2018 were $403.5 billion, an increase of 30.6% from the average in the first quarter of 2017.

Administrative, distribution, and servicing fees in the first quarter of 2018 were $138.8 million, a decrease of $1.1 million from the comparable 2017 quarter. In this line we recognize fees earned from providing administrative and distribution services to our investment advisory clients, primarily our U.S. mutual funds and their investors. As noted above, the implementation of the new revenue recognition guidance resulted in the recast of the first quarter of 2017 results to reflect additional revenue of $19.0 million for the reimbursement of certain costs we incur to provide these administrative services and are entirely offset by the costs paid to third-parties to provide such services. The distribution and servicing fees are earned from 12b-1 plans of certain shares classes of our U.S. mutual funds and are entirely offset by the costs paid to third-party intermediaries who source these assets. These costs are reported in the distribution and servicing cost line in the consolidated income statements.

The first quarter of 2017 and 2018 include the elimination of $.8 million and $1.7 million, respectively, in advisory and administrative fees earned from our consolidated T. Rowe Price investment products. The related expenses recognized by the product and consolidated in our financial statements were also eliminated from operating expenses.

Operating expenses

	Three months ended
(in millions)	3/31/2017	3/31/2018	Dollar change	Percentage change
Compensation and related costs	$397.4	$441.4	$44.0	11.1%
Distribution and servicing	59.8	70.3	10.5	17.6%
Advertising and promotion	25.7	24.6	(1.1)	(4.3)%
Product-related costs	38.6	42.1	3.5	9.1%
Technology, occupancy, and facility costs	82.8	94.1	11.3	13.6%
General, administrative, and other	56.6	71.7	15.1	26.7%
Nonrecurring insurance recoveries related to Dell appraisal rights matter(1)	(50.0)	—	50.0	n/m
Total operating expenses	$610.9	$744.2	$133.3	21.8%
(1) The percentage change in nonrecurring insurance recoveries related to Dell appraisal rights matter is not meaningful (n/m).

Compensation and related costs were $441.4 million in the first quarter of 2018, an increase of $44.0 million, or 11.1%, compared to the first quarter of 2017. Our base salaries, benefits and related employee costs have increased $26.4 million from the first quarter of 2017 primarily as a result of an 8.2% increase in our average staff size and modest increases in base salaries at the beginning of 2018. Our interim accrual for annual variable compensation increased $18.3 million from the 2017 quarter. We recognize the interim accrual ratably over the year using the ratio of recognized quarterly net revenues to forecasted annual net revenues. Our non-cash stock-based compensation expense has increased $8.8 million over the prior quarter, as we shifted our annual grant in 2017 from twice a year to a single grant in December. We employed 6,878 associates at March 31, 2018, an increase of 404 associates from the 6,474 associates employed at March 31, 2017.

The increases in compensation and related costs were offset in part by lower compensation expense related to the supplemental savings plan of $2.4 million in the first quarter of 2018 compared with $7.3 million in the comparable 2017 quarter as markets were not as strong in the 2018 period. We began economically hedging the exposure to these market movements at the end of the second quarter of 2018 and show the effectiveness of these hedges in our non-GAAP measures’ reconciliation at the end of the management discussion and analysis. Higher labor capitalization related to internally developed software of $3.8 million also impacted the compensation and related costs increase from the 2017 quarter.

Distribution and servicing includes those costs incurred to distribute the T. Rowe Price products as well as client or shareholder servicing, recordkeeping, and administrative services. These costs were $70.3 million for the first quarter of 2018, an increase of 17.6% over the $59.8 million recognized in the first quarter of 2017. The increase is primarily driven by strong markets and net cash flows over the last twelve months, which has resulted in higher assets under management in these products. These costs include those distribution and servicing costs paid to third-party intermediaries that source the assets of certain shares classes of our U.S. mutual funds and is offset entirely by the 12b-1 revenue we earn and report in administrative fee and other income.

Product-related costs is a new financial statement line item that consists of non-advisory costs of certain T. Rowe Price products that the firm incurs. Product-related costs were $42.1 million in the first quarter of 2018, an increase of $3.5 million, or 9.1%, compared to the first quarter of 2017. The increase is primarily due to higher operating costs of our collective investment trusts as the number of trusts and their net assets have increased since the end of the first quarter of 2017. The servicing costs we incur that are reimbursed by our U.S. mutual funds and recognized in administrative, distribution and servicing fees have also increased over prior year.

Technology, occupancy, and facility costs is a new financial statement line item that consists of depreciation expense, technology-related equipment and maintenance, software, and costs related to our facilities. These costs were $94.1 million in the current quarter, an increase of 13.6% compared to the $82.8 million recognized in the first quarter of 2017. The increase is due primarily to incremental costs to update and enhance technology capabilities, including related maintenance programs, as well as expanded office facilities.

General, administrative, and other consists of costs associated with the overall management of the firm, including information services, professional services, travel and entertainment, research costs, and other general operating expenses. These costs were $71.7 million in the current quarter, an increase of 26.7% compared to the $56.6 million recognized in the first quarter of 2017. The increase was a result of our continued investment in our strategic initiatives and other growing operational and regulatory business demands.

Non-operating income

Non-operating income in the first quarter of 2018 was $16.1 million, a decrease of $98.9 million from the 2017 quarter. The following table details the components of non-operating income during the first quarter of 2017 and 2018 and the related dollar change.

	Three months ended
(in millions)	3/31/2017	3/31/2018	Dollar change(1)
Net investment income from non-consolidated T. Rowe Price investment products
Ordinary and capital gain dividend distributions	2.4	7.9	5.5
Market gains on equity method and other investments at fair value	57.9	(2.9)	(60.8)
Net gain recognized upon deconsolidation	—	3.1	3.1
Dividends and market gains on investment products used to hedge the supplemental savings plan liability	—	2.9	2.9
Total net investment income from non-consolidated T. Rowe Price investment products	60.3	11.0	(49.3)
Other investment income	4.5	3.4	(1.1)
Total earned from investments	64.8	14.4	(50.4)
Net investment income (loss) on consolidated sponsored investment portfolios	48.9	.8	(48.1)
Other income, including foreign currency gains and losses	1.3	.9	(.4)
Non-operating income	$115.0	$16.1	$(98.9)
(1) The percentage change in non-operating income is not meaningful (n/m).

The decrease in market gains on equity method and other investments at fair value is driven primarily by realized gains of $47.6 million from the sale of certain available-for-sale investments recognized in the first quarter of 2017 that did not reoccur in the 2018 quarter. On January 1, 2018, we implemented new accounting guidance that eliminated the available-for-sale investment category for equity securities, which recognized unrealized holding gains in accumulated other comprehensive income until the investment was sold and the related gain was reclassified to the income statement. Under the new guidance, substantially all equity investments are measured at fair value with changes recognized in earnings, except for those accounted for using the equity method of accounting. For more information on the impact of this new accounting guidance, see Note 1, The Company and Basis of Preparation, in the condensed consolidated financial statements contained in Part I, Item 1 of this filing.

The $48.1 million decrease from the 2017 quarter in net investment income of consolidated T. Rowe Price investment products is primarily a result of larger unrealized losses recognized during 2018 compared with 2017.

The impact of consolidating certain T. Rowe Price investment products on the individual lines of our condensed consolidated statements of income is as follows:

	Three months ended
(in millions)	3/31/2017	3/31/2018
Operating expenses reflected in net operating income	$(2.6)	$(2.5)
Net investment income reflected in non-operating income	48.9	.8
Impact on income before taxes	$46.3	$(1.7)

Net income attributable to our interest in the consolidated T. Rowe Price investment products	$31.8	$(3.5)
Net income attributable to redeemable non-controlling interests (unrelated third-party investors)	14.5	1.8
	$46.3	$(1.7)

Provision for income taxes

The effective tax rate for the first quarter of 2018 was 24.1%, compared with 37.1% in the first quarter of 2017 as U.S. tax reform reduced the U.S. federal corporate tax rate from 35% to 21% on January 1, 2018. The following table provides the components of our effective income tax rate for the first quarter of 2018:

Statutory U.S. federal income tax rate	21.0%
State income taxes for current year, net of federal income tax benefits(1)	5.1
Net income attributable to redeemable non-controlling interests	(.3)
Net excess tax benefits from stock-based compensation plans activity	(2.1)
Other items	.4
Effective income tax rate	24.1%

(1) State income benefits are reflected in the total benefits for net income attributable to redeemable non-controlling interests and stock-based compensation plans activity.

We currently estimate our effective tax rate for the full-year 2018 will be in the range of 24% to 27%. Our effective tax rate will continue to experience volatility in future periods as the tax benefits recognized from stock based compensation are impacted by market fluctuations in our stock price and timing of option exercises. The rate will also be impacted by changes in our consolidated investment products that are driven by market fluctuations and changes in the proportion of their net income that is attributable to non-controlling interests.
We have not made any significant changes to the estimates we made at December 31, 2017, related to the enactment of U.S. tax reform, including the recognition of the $52.2 million tax liability for the mandatory deemed repatriation of foreign sourced net earnings. We continue to evaluate the impact of the U.S. tax reform on our estimates and expectations due to changes in our interpretations of the law, assumptions used in applying the law, and additional guidance concerning the law that may be issued.

On April 24, 2018, the Governor of the State of Maryland signed legislation to adopt the single sales factor method of apportionment for calculating income tax for multi-state companies doing business in Maryland.  This legislation is effective for years beginning in 2018 and will be phased in over a five year period. We are assessing the full impact the change in law will have on our effective tax rate, but expect it will result in a net benefit in future years.

Non-GAAP information and reconciliation

We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results. These measures have been established in order to increase transparency for the purpose of evaluating our core business, for comparing current results with prior period results, and to enable more appropriate comparison with industry peers. However, non-GAAP financial measures should not be considered a substitute for financial measures calculated in accordance with U.S. GAAP and may be calculated differently by other companies. The following schedule reconciles U.S. GAAP financial measures to non-GAAP financial measures for the first quarter of 2017 and 2018.

	Three months ended
(in millions, except per-share data)	3/31/2017	3/31/2018
Operating expenses, GAAP basis	$610.9	$744.2
Non-GAAP adjustments:
Expenses of consolidated T. Rowe Price investment products, net of elimination of its related management fee and administrative fees(1)	(1.8)	(.8)
Compensation expense related to market valuation changes in the supplemental savings plan liability(2)	—	(2.4)
Insurance recoveries related to Dell appraisal rights matter(4)	50.0	—
Adjusted operating expenses	$659.1	$741.0

Net income attributable to T. Rowe Price Group, GAAP basis	$385.9	$453.7
Non-GAAP adjustments:
Net income of consolidated T. Rowe Price investment products, net of redeemable non-controlling interests(1)	(31.8)	3.5
Non-operating income of investments designated as an economic hedge of the supplemental savings plan liability less related compensation expense(2)	—	(.5)
Non-operating income, excluding impacts of consolidated T. Rowe Price investment products and investments designated as an economic hedge of supplemental savings plan liability(3)	(66.1)	(12.4)
Insurance recoveries related to Dell appraisal rights matter(4)	(50.0)	—
Income tax impacts of non-GAAP adjustments(5)	59.2	1.3
Adjusted net income attributable to T. Rowe Price Group	$297.2	$445.6

Diluted earnings per common share, GAAP basis	$1.54	$1.77
Non-GAAP adjustments:
Consolidated T. Rowe Price investment products(1)	(.08)	.01
Non-operating income, excluding impacts of consolidated T. Rowe Price investment products and investments designated as an economic hedge of supplemental savings plan liability(3)	(.16)	(.04)
Nonrecurring charge (insurance recoveries) related to Dell appraisal rights matter(4)	(.12)	—
Adjusted diluted earnings per common share(6)	$1.18	$1.74

(1) The non-GAAP adjustments add back the management and administrative fees we earn from the consolidated T. Rowe Price investment products and remove the investment income and operating expenses of these products that have been included in our U.S. GAAP condensed consolidated statements of income. We believe the consolidated T. Rowe Price investment products may impact the reader's ability to understand our core operating results.

	Three months ended
	3/31/2017	3/31/2018
Net investment income	$48.9	$.8
Operating expenses	(2.6)	(2.5)
Net income	46.3	(1.7)
Less: net income attributable to redeemable non-controlling interests	14.5	1.8
T. Rowe Price Group's portion of net income	$31.8	$(3.5)

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

	Three months ended
	3/31/2017	3/31/2018
Non-operating income of investments designated as an economic hedge of supplemental savings plan liability	$—	$2.9
Compensation expense from market valuation changes in supplemental savings plan liability	—	(2.4)
Non-operating income of investments designated as an economic hedge of supplemental savings plan liability less compensation expense	$—	$.5

(3) This non-GAAP adjustment removes the non-operating income that remains after backing out the portion related to the consolidated T. Rowe Price investment products and investments designated as an economic hedge of our supplemental savings plan liability. We believe excluding non-operating income helps the reader's ability to understand our core operating results and increases comparability to prior years. Additionally, we do not emphasize the impact of non-operating income when managing and evaluating our performance.

	Three months ended
	3/31/2017	3/31/2018
Total non-operating income	$115.0	$16.1
Less: net investment income of consolidated T. Rowe Price investment products	48.9	.8
Less: non-operating income from investments designated as an economic hedge of supplemental savings plan liability	—	2.9
Total other non-operating income	$66.1	$12.4

(4) In the first quarter of 2017, we recognized additional insurance recoveries of $50 million as a reduction in operating expenses from claims that were filed in relation to the Dell appraisal rights matter. We believe it is useful to readers of our consolidated statements of income to adjust for these charges and non-recurring insurance recoveries in arriving at adjusted operating expenses and net income attributable to T. Rowe Price Group, Inc. and diluted earnings per share.

(5) These were calculated in order to achieve an overall quarterly non-GAAP effective tax rate of 37.3% for 2017 and 24.3% for 2018.

(6) This non-GAAP measure was calculated by applying the two-class method to adjusted net income attributable to T. Rowe Price Group, Inc. divided by the weighted-average common shares outstanding assuming dilution.

CAPITAL RESOURCES AND LIQUIDITY.

We increased our quarterly recurring dividend per share in March 2018 by 22.8% to $.70 per share. In the first quarter of 2018, we expended $313.5 million to repurchase 2.9 million shares, or 1.2%, of our outstanding common stock at an average price of $106.84 per share. These dividends and repurchases were expended using existing cash balances and cash generated from operations. We will generally repurchase our common stock over time to offset the dilution created by our equity-based compensation plans.

Since the end of 2015, we have returned $2.7 billion to stockholders through stock repurchases and our regular quarterly dividends, as follows:

(in millions)	Recurring dividend	Stock repurchases	Total cash returned to stockholders
2016	$541.2	$676.9	$1,218.1
2017	562.6	458.1	1,020.7
Three months ended 3/31/2018	174.9	313.5	488.4
Total	$1,278.7	$1,448.5	$2,727.2

We remain debt-free with ample liquidity, including cash and investments in T. Rowe Price products, as follows:

(in millions)	12/31/2017	3/31/2018
Cash and cash equivalents	$1,902.7	$1,681.4
Discretionary investments	780.3	1,334.0
Total cash and discretionary investments	2,683.0	3,015.4
Redeemable seed capital investments	1,188.9	1,124.9
Investments used to hedge the supplemental savings plan liability	268.2	283.3
Total cash and investments in T. Rowe Price products	$4,140.1	$4,423.6

The cash and discretionary investments in T. Rowe Price products held by our subsidiaries outside the U.S. were $424.5 million and $429.0 million, at December 31, 2017, and March 31, 2018, respectively.

The cash and investment presentation on the condensed consolidated balance sheet is based on how we account for the cash or investment. The following table details how T. Rowe Price Group’s interests in cash and investments relate to where they are presented in the condensed consolidated balance sheet as of March 31, 2018.

(in millions)	Cash and cash equivalents	Investments	Net assets of consolidated T. Rowe Price investment products	3/31/2018
Cash and discretionary investments	$1,681.4	$1,308.3	$25.7	$3,015.4
Seed capital investments	—	239.5	885.4	1,124.9
Investment products used to hedge supplemental savings plan	—	283.3	—	283.3
Total cash and investments in T. Rowe Price products attributable to T. Rowe Price Group	1,681.4	1,831.1	911.1	4,423.6
Investment in UTI and other investments	—	264.0	—	264.0
Total cash and investments attributable to T. Rowe Price Group	1,681.4	2,095.1	911.1	4,687.6
Redeemable non-controlling interests	—	—	546.5	546.5
As reported on consolidated balance sheet 3/31/2018	$1,681.4	$2,095.1	$1,457.6	$5,234.1

Our condensed consolidated balance sheet reflects the cash and cash equivalents, investments, other assets and liabilities of those T. Rowe Price investment products we consolidate, as well as redeemable non-controlling interests for the portion of these T. Rowe Price investment products that are held by unrelated third party investors. Although we can redeem our net interest in these T. Rowe Price investment products at any time, we cannot directly access or sell the assets held by the products to obtain cash for general operations. Additionally, the assets of these T. Rowe Price investment products are not available to our general creditors. Our interest in these T. Rowe Price investment products was used as initial seed capital and is recategorized as discretionary when it is determined by management that the seed capital is no longer needed. We assess the discretionary investment products and seek to liquidate our interest, if decided, in a way as to not impact the product and ultimately, the unrelated third party investors.

We anticipate property and equipment expenditures for the full-year 2018 to be about $180 million, of which about two-thirds is planned for technology initiatives. Given the availability of our financial resources, we expect to fund our anticipated capital expenditures with operating resources, and do not maintain an available external source of additional liquidity.

The following table summarizes the cash flows for the three months ended March 31, 2017 and 2018, that are attributable to T. Rowe Price Group, our consolidated T. Rowe Price investment products, and the related eliminations required in preparing the statement.

	Three months ended
	3/31/2017				3/31/2018
(in millions)	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated T. Rowe Price investment products	Eliminations	As reported	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated T. Rowe Price investment products	Eliminations	As reported
Cash flows from operating activities
Net income	$385.9	$46.3	$(31.8)	$400.4	$453.7	$(1.7)	$3.5	$455.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization of property and equipment	35.6	—	—	35.6	36.9	—	—	36.9
Stock-based compensation expense	36.8	—	—	36.8	45.6	—	—	45.6
Net gains recognized on investments	(93.8)	—	31.8	(62.0)	.9	—	(3.5)	(2.6)
Investments in U.S. mutual funds held as trading to economically hedge supplemental savings plan liability	—	—	—	—	(12.9)	—	—	(12.9)
Net change in trading securities held by consolidated T. Rowe Price investment products	—	(566.3)	—	(566.3)	—	(189.4)	—	(189.4)
Other changes in assets and liabilities	363.6	(18.8)	(.8)	344.0	198.7	(9.9)	(.9)	187.9
Net cash provided by (used in) operating activities	728.1	(538.8)	(.8)	188.5	722.9	(201.0)	(.9)	521.0
Net cash provided by (used in) investing activities	52.9	(46.5)	23.0	29.4	(524.3)	(21.5)	26.0	(519.8)
Net cash provided by (used in) financing activities	(405.1)	573.3	(22.2)	146.0	(419.9)	202.9	(25.1)	(242.1)
Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	—	(3.4)	—	(3.4)	—	1.3	—	1.3
Net change in cash and cash equivalents during period	375.9	(15.4)	—	360.5	(221.3)	(18.3)	—	(239.6)
Cash and cash equivalents at beginning of year	1,204.9	65.6	—	1,270.5	1,902.7	103.1	—	2,005.8
Cash and cash equivalents at end of period	$1,580.8	$50.2	$—	$1,631.0	$1,681.4	$84.8	$—	$1,766.2

Operating activities attributable to T. Rowe Price Group during the first quarter of 2018 provided cash flows of $722.9 million, a decrease of $5.2 million from the 2017 period. The decrease in operating cash flows is partly attributable to the $140 million of insurance recoveries related to the Dell appraisal rights matter received during the first quarter of 2017 that had no equivalent cash flow during the 2018 quarter. Additionally, the 2018 quarter includes $12.9 million of cash outflows for investments made into certain investment products held as trading in order to manage the economic hedges of our supplemental savings plan liability. We began actively hedging the supplemental savings plan liability at the end of the second quarter of 2017. Timing differences on the cash settlement of our assets and liabilities, excluding the insurance receivables associated with the Dell appraisal rights matter in 2017, decreased cash flows by $74.9 million. Our interim operating cash flows do not include the cash impact of variable compensation that is accrued throughout the year before being substantially paid out in December. These decreases in operating cash flows were offset, in part, by $127.9 million of higher net income (excluding insurance recoveries), non-cash depreciation expense, and non-cash stock-based compensation expense recognized during the first quarter of 2018 compared with the 2017 quarter and a $94.7 million change in the adjustments made for market gains on investments. The remaining change in reported operating cash flows is attributable to the net change in trading securities held in our consolidated investment products’ underlying portfolios.

Net cash used in investing activities that are attributable to T. Rowe Price Group totaled $524.3 million in the first quarter of 2018, compared with $52.9 million of cash provided by investing activities in the 2017 period. During the first quarter of 2018, we added $413.9 million to our T. Rowe Price investment product portfolio whereas during the 2017 period we realized $123.1 million of proceeds from sales of these investments. Additionally, the amount of equity method and seed capital investments we provided in the first quarter of 2018 increased by $50.2 million and $3.0 million, respectively. Since we consolidate the seed capital in T. Rowe Price investment products, our seed capital was eliminated in preparing our consolidated condensed statement of cash flows. These investing cash flows were offset by a $10.2 million decrease in property and equipment expenditures and a $25.0 million decrease in net cash removed from our balance sheet from consolidating and deconsolidating investment products during the first quarter of 2018 compared with the 2017 quarter.

Net cash used in financing activities attributable to T. Rowe Price Group were $419.9 million in the first quarter of 2018 compared with $405.1 million in the 2017 period. The increase in cash used in financing activities includes a $33.9 million increase in dividends paid resulting from a nearly 23% increase in our quarterly dividend per share offset by a $14.8 million decrease in cash outflows for common stock repurchases, as more repurchases were unsettled at March 31, 2018, compared to March 31, 2017. Additionally, the higher stock price in 2018 led to a larger number of stock option exercises resulting in a $4.3 million increase in related cash proceeds compared with the 2017 period. The remaining change in reported cash flows from financing activities is primarily attributable to a $373.3 million decrease in net subscriptions received from redeemable non-controlling interests holders of our consolidated investment products during the first quarter of 2018 compared to the 2017 period.

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

We adopted Accounting Standards Update No. 2016-01 — Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities on January 1, 2018. The guidance eliminated the available-for-sale investment category for equity securities, which required unrealized holding gains to be recognized in accumulated other comprehensive income. As a result, our other-than-temporary impairment policy for available-for-sale investments is no longer considered a critical accounting policy as of January 1, 2018.

There have been no other material changes in the critical accounting policies previously identified in our 2017 Annual Report on Form 10-K.

NEW ACCOUNTING STANDARDS.

See The Company and Basis of Preparation note within Item 1 Financial Statements for a discussion of newly issued but not yet adopted accounting guidance.

FORWARD-LOOKING INFORMATION.

From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this report, may contain certain forward-looking information, including information or anticipated information relating to: our revenues, net income, and earnings per share on common stock; changes in the amount and composition of our assets under management; our expense levels; the impact of U.S. tax reform enacted in December 2017, including on our estimated effective income tax rate; and our expectations regarding financial markets, future transactions, dividends, investments, capital expenditures, and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A, Risk Factors, of our Form 10-K Annual Report. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

Our future revenues and results of operations will fluctuate primarily due to changes in the total value and composition of assets under our management. Such changes result from many factors, including, among other things: cash inflows and outflows in the U.S. mutual funds and other investment products, fluctuations in global financial markets that result in appreciation or depreciation of the assets under our management, our introduction of new mutual funds and investment products, and changes in retirement savings trends relative to participant-directed investments and defined contribution plans. The ability to attract and retain investors’ assets under our management is dependent on investor sentiment and confidence; the relative investment performance of the Price mutual funds and other managed investment products as compared to competing offerings and market indexes; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; and our level of success in implementing our strategy to expand our business. Our revenues are substantially dependent on fees earned under contracts with the Price funds and could be adversely affected if the independent directors of one or more of the Price funds terminated or significantly altered the terms of the investment management or related administrative services agreements. Non-operating investment income will also fluctuate primarily due to the size of our investments, changes in their market valuations, or, in the case of our equity method investments, our proportionate share of the investees' net income.

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

Our business is also subject to substantial governmental regulation, and changes in legal, regulatory, accounting, tax, and compliance requirements may have a substantial effect on our operations and results, including, but not limited to, effects on costs that we incur and effects on investor interest in our investment products and investing in general or in particular classes of mutual funds or other investments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our investments in T. Rowe Price investment products expose us to market risk as they are measured at fair value each reporting period based the products’ net asset value per share. Investments in these products generally moderate market risk as they are diversified and invest in a number of different financial instruments. T. Rowe Price further manages its exposure to market risk by diversifying its investments among many domestic and international products as well as diversification among equity and fixed income portfolios. In addition, investment holdings may be altered from time to time in response to changes in market risks and other factors, as management deems appropriate.

In order to quantify the sensitivity of our T. Rowe Price investment products to changes in market valuations, we have chosen to use a variant of each product's net asset value to quantify the equity price risk, as we believe the volatility in each product's net asset value best reflects the underlying risk potential as well as the market trends surrounding each of its investment objectives. The potential future loss of value, before any income tax benefits, of these investments at each reporting period is determined by using the lower of each product’s lowest net asset value per share during the period or its net asset value per share at the end of the reporting period, reduced by 10%. In considering this presentation, it is important to note that: Not all products experienced their lowest net asset value per share on the same day; it is likely that the composition of the investment portfolio would be changed if adverse market conditions persisted; and we could experience future losses in excess of those presented.

Our market risk sensitivity analysis on our investments in T. Rowe Price investment products at March 31, 2018, indicates that the total potential loss in value on these investments is materially the same as what we reported in our Form 10-K Annual Report for 2017. However, the implementation of the new financial instrument guidance would result in the total potential loss in value to be recognized in our condensed consolidated statements of income rather than a portion being recognized within accumulated other comprehensive income in our condensed consolidated balance sheets as discussed in the Form 10-K. Other than these changes there has been no other material change in the information provided in Item 7A of the Form 10-K Annual Report for 2017.

Item 4.	Controls and Procedures.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of March 31, 2018, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the first quarter of 2018, and has concluded that there was no change during the first quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other than the update below, there have been no material changes in the information provided in Item 1A of our Form 10-K Annual Report for 2017.

There has been substantial regulatory and legislative activity at federal and state levels regarding standards of care for financial services firms, related to both retirement and taxable accounts. This includes the U.S. Department of Labor’s (DOL) adoption of a fiduciary rule and the SEC’s proposal of a package of related rules and interpretations. The DOL and SEC rulemakings remain uncertain. The ultimate action taken by the DOL, SEC or other applicable regulatory or legislative body may impact our business activities and increase our costs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchase activity during the first quarter of 2018 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January	269,819	$113.02	50,000	15,133,779
February	1,339,863	$106.21	1,285,906	13,847,873
March	1,616,225	$107.43	1,598,433	12,249,440
Total	3,225,907	$107.39	2,934,339

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorization, outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options, and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the first quarter of 2018, 291,111 were related to shares surrendered in connection with employee stock option exercises and 457 were related to shares withheld to cover tax withholdings associated with the vesting of restricted stock awards.

The 2,934,339 shares of our common stock were repurchased pursuant to the Board of Directors’ December 10, 2015, publicly announced authorization. The maximum number of shares that may yet be purchased as of March 31, 2018, under the Board of Directors’ December 10, 2015, and December 6, 2016, publicly announced authorizations is 12,249,440.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On April 25, 2018, we issued an earnings release reporting our results of operations for the first quarter of 2018. A copy of that earnings release is furnished herewith as Exhibit 99. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

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

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of December 10, 2015. (Incorporated by reference from Form 8-K Current Report filed on December 10, 2015.)

10.16.1	T. Rowe Price Group, Inc. 2018 Annual Incentive Compensation Pool for Executive Officers. (Incorporated by reference from Form 8-K Current Report filed on February 16, 2018).

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99.1	Earnings release issued April 25, 2018, reporting our results of operations for the first quarter of 2018.

101
The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s unaudited condensed consolidated interim financial statements and notes that are included in this Form 10-Q Report.

101.INS XBRL Instance Document (File name: trow-20180331.xml).

101.SCH XBRL Taxonomy Extension Schema Document (File name: trow-20180331.xsd).

101.CAL XBRL Taxonomy Calculation Linkbase Document (File name: trow-20180331_cal.xml).

101.LAB XBRL Taxonomy Label Linkbase Document (File name: trow-20180331_lab.xml).

101.PRE XBRL Taxonomy Presentation Linkbase Document (File name: trow-20180331_pre.xml).

101.DEF XBRL Taxonomy Definition Linkbase Document (File name: trow-20180331_def.xml).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 25, 2018.
T. Rowe Price Group, Inc.

By:    /s/ Céline S. Dufétel
Vice President, Chief Financial Officer and Treasurer