Form 10-Q
period 2018-06-30
PRICE T ROWE GROUP INC
filed 2018-07-25
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
Commission File Number: 000-32191
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
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, July 23, 2018, is 243,190,703.
The exhibit index is at Item 6 on page 46.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2017	6/30/2018
ASSETS
Cash and cash equivalents	$1,902.7	$1,484.4
Accounts receivable and accrued revenue	565.3	564.4
Investments	1,477.3	2,459.5
Assets of consolidated T. Rowe Price investment products ($1,839.6 million at December 31, 2017 and $1,467.0 million at June 30, 2018, related to variable interest entities)	2,048.4	1,857.0
Property and equipment, net	652.0	655.2
Goodwill	665.7	665.7
Other assets	224.0	196.0
Total assets	$7,535.4	$7,882.2

LIABILITIES
Accounts payable and accrued expenses	$216.2	$220.0
Liabilities of consolidated T. Rowe Price investment products ($39.5 million at December 31, 2017, and $51.6 million at June 30, 2018, related to variable interest entities)	55.9	114.6
Accrued compensation and related costs	108.5	349.6
Supplemental savings plan liability	269.3	287.8
Income taxes payable	68.3	56.4
Total liabilities	718.2	1,028.4

Commitments and contingent liabilities

Redeemable non-controlling interests	992.8	739.2

STOCKHOLDERS’ EQUITY
Preferred stock, undesignated, $.20 par value – authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value—authorized 750,000,000; issued 245,111,000 shares at December 31, 2017, and 243,180,000 at June 30, 2018	49.0	48.6
Additional capital in excess of par value	846.1	654.6
Retained earnings	4,932.9	5,435.1
Accumulated other comprehensive loss	(3.6)	(23.7)
Total permanent stockholders’ equity	5,824.4	6,114.6
Total liabilities, redeemable non-controlling interests, and permanent stockholders’ equity	$7,535.4	$7,882.2

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended		Six months ended
	6/30/2017	6/30/2018	6/30/2017	6/30/2018
Revenues
Investment advisory fees	$1,046.0	$1,214.4	$2,038.7	$2,403.6
Administrative, distribution, and servicing fees	140.0	130.6	279.9	269.4
Net revenues	1,186.0	1,345.0	2,318.6	2,673.0

Operating expenses
Compensation and related costs	403.8	456.0	801.2	897.4
Distribution and servicing	64.8	71.6	124.6	141.9
Advertising and promotion	18.7	19.0	44.4	43.6
Product-related costs	34.4	37.1	73.0	79.2
Technology, occupancy, and facility costs	85.6	93.2	168.4	187.3
General, administrative, and other	71.1	73.4	127.7	145.1
Nonrecurring insurance recoveries related to Dell appraisal rights matter	—	—	(50.0)	—
Total operating expenses	678.4	750.3	1,289.3	1,494.5

Net operating income	507.6	594.7	1,029.3	1,178.5

Non-operating income
Net gains on investments	71.4	17.4	136.2	31.8
Net gains on consolidated investment products	39.4	19.1	88.3	19.9
Other income (loss)	1.2	(2.4)	2.5	(1.5)
Total non-operating income	112.0	34.1	227.0	50.2

Income before income taxes	619.6	628.8	1,256.3	1,228.7
Provision for income taxes	229.6	169.2	465.9	313.6
Net income	390.0	459.6	790.4	915.1
Less: net income attributable to redeemable non-controlling interests	16.1	10.7	30.6	12.5
Net income attributable to T. Rowe Price Group	$373.9	$448.9	$759.8	$902.6

Earnings per share on common stock of T. Rowe Price Group
Basic	$1.52	$1.81	$3.08	$3.62
Diluted	$1.50	$1.77	$3.04	$3.55

Dividends declared per share	$.57	$.70	$1.14	$1.40

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three months ended		Six months ended
	6/30/2017	6/30/2018	6/30/2017	6/30/2018
Net income	$390.0	$459.6	$790.4	$915.1
Other comprehensive income (loss)
Net unrealized holding gains on available-for-sale investments	13.9	—	32.2	—
Reclassification gains (losses) recognized in non-operating income upon dispositions, determined using average cost	(30.3)	—	(77.9)	—
Net unrealized gains (losses) recognized upon the transfer to trading investments	(23.6)	—	(23.6)	—
Total net unrealized holding gains (losses) recognized in other comprehensive income	(40.0)	—	(69.3)	—
Currency translation adjustments
Consolidated T. Rowe Price investment products - variable interest entities	30.0	(40.0)	37.0	(23.8)
Reclassification gains (losses) recognized in non-operating income upon deconsolidation of certain T. Rowe Price investment products	—	(.5)	—	(3.6)
Consolidated T. Rowe Price investment products - variable interest entities, net	30.0	(40.5)	37.0	(27.4)
Equity method investments	6.7	(3.3)	3.5	.5
Total currency translation adjustments	36.7	(43.8)	40.5	(26.9)

Other comprehensive income (loss) before income taxes	(3.3)	(43.8)	(28.8)	(26.9)
Net deferred tax benefits (income taxes)	4.6	6.0	15.3	3.5
Total other comprehensive income (loss)	1.3	(37.8)	(13.5)	(23.4)

Total comprehensive income	391.3	421.8	776.9	891.7
Less: comprehensive income attributable to redeemable non-controlling interests	23.6	(9.8)	40.2	(1.0)
Comprehensive income attributable to T. Rowe Price Group	$367.7	$431.6	$736.7	$892.7

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS(1)
(in millions)

	Six months ended
	6/30/2017	6/30/2018
Cash flows from operating activities
Net income	$790.4	$915.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization of property and equipment	71.9	74.7
Stock-based compensation expense	74.2	90.8
Realized gains on dispositions of available-for-sale T. Rowe Price investment products	(77.9)	—
Gains recognized upon transfer of an investment in a T. Rowe Price mutual fund from available-for-sale to held as trading	(23.6)	—
Net gains recognized on other investments	(23.9)	(5.4)
Net investments in T. Rowe Price investment products to economically hedge supplemental savings plan liability	(129.0)	(13.7)
Net change in securities held by consolidated T. Rowe Price investment products	(802.0)	(407.1)
Other changes in assets and liabilities	259.1	274.9
Net cash provided by (used in) operating activities	139.2	929.3

Cash flows from investing activities
Purchases of T. Rowe Price investment products	(23.4)	(1,110.2)
Dispositions T. Rowe Price investment products	294.7	259.3
Net cash of T. Rowe Price investment products on consolidation (deconsolidation)	(45.9)	(21.7)
Additions to property and equipment	(82.6)	(78.6)
Other investing activity	(5.2)	7.2
Net cash provided by (used in) investing activities	137.6	(944.0)

Cash flows from financing activities
Repurchases of common stock	(446.9)	(450.3)
Common share issuances under stock-based compensation plans	74.4	92.8
Dividends paid to common stockholders of T. Rowe Price Group	(280.4)	(348.7)
Net subscriptions received from redeemable non-controlling interest holders	717.7	318.0
Net cash provided by (used in) financing activities	64.8	(388.2)

Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	3.8	(6.6)

Net change in cash and cash equivalents during period	345.4	(409.5)
Cash and cash equivalents at beginning of year	1,270.5	2,005.8
Cash and cash equivalents at end of period, including $73.7 million at June 30, 2017, and $111.9 million at June 30, 2018, held by consolidated T. Rowe Price investment products)	$1,615.9	$1,596.3
(1) See note 12 for supplementary consolidating cash flow statements.

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2017	245,111	$49.0	$846.1	$4,932.9	$(3.6)	$5,824.4	$992.8
Cumulative effect adjustment upon adoption of new financial instruments and accumulated other comprehensive income guidance on January 1, 2018(1)	—	—	—	22.4	(7.9)	14.5	—
Reclassification adjustment of stranded tax benefits on currency translation adjustments upon adoption of new accumulated other comprehensive income guidance on January 1, 2018	—	—	—	2.3	(2.3)	—	—
Balances at January 1, 2018	245,111	49.0	846.1	4,957.6	(13.8)	5,838.9	992.8
Net income	—	—	—	902.6	—	902.6	12.5
Other comprehensive income (loss), net of tax	—	—	—	—	(9.9)	(9.9)	(13.5)
Dividends declared	—	—	—	(348.8)	—	(348.8)	—
Common stock-based compensation plans activity
Shares issued upon option exercises	2,241.4		91.7	—	—	92.1	—
Restricted shares issued, net of shares withheld for taxes	8	—	(.1)	—	—	(.1)	—
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	56	—	(.7)	—	—	(.7)	—
Forfeiture of restricted awards	(6)	—	—	—	—	—	—
Stock-based compensation expense	—	—	90.8	—	—	90.8	—
Restricted stock units issued as dividend equivalents	—	—	.1	(.1)	—	—	—
Common shares repurchased	(4,230)	(.8)	(373.3)	(76.2)	—	(450.3)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	322.6
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	(575.2)
Balances at June 30, 2018	243,180	$48.6	$654.6	$5,435.1	$(23.7)	$6,114.6	$739.2
(1) Includes the reclassification of $1.7 million of stranded income taxes on available-for-sale investments resulting from U.S. tax law changes enacted on December 22, 2017, from accumulated other comprehensive income to retained earnings.

The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY AND BASIS OF PREPARATION.

T. Rowe Price Group (Price Group) derives its consolidated revenues and net income primarily from investment advisory services that its subsidiaries provide to individual and institutional investors in the T. Rowe Price U.S. mutual funds (U.S. mutual funds) and other investment products, including separately managed accounts, subadvised funds, and other T. Rowe Price investment products. We also provide certain investment advisory clients with related administrative services, including distribution, mutual fund transfer agent, accounting, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; brokerage; and trust services.

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

In order to increase transparency of operating expenses and better align expenses that have similar cost drivers, we have changed, as of January 1, 2018, the presentation of certain line items of our income statement. In doing so, we have reclassified certain prior year amounts to conform to the 2018 presentation. These reclassifications are shown along with the impact of the new revenue recognition accounting standard adopted on January 1, 2018, in the New Accounting Guidance section below.

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

The impact of ASC 606 and other income statement reclassifications, as described above, on the condensed consolidated statements of income for each quarter of 2017 follows:

	Three months ended 3/31/2017				Three months ended 6/30/2017
(in millions)	As previously reported	Change in Presentation	Impact of ASC 606	Recast	As previously reported	Change in Presentation	Impact of ASC 606	As reported herein
Revenues
Investment advisory fees	$991.1	$—	$1.6	$992.7	$1,043.9	$—	$2.1	$1,046.0
Administrative, distribution, and servicing fees(1)	122.5	—	17.4	139.9	127.7	—	12.3	140.0
Net revenues	1,113.6	—	19.0	1,132.6	1,171.6	—	14.4	1,186.0

Operating expenses
Compensation and related costs	397.4	—	—	397.4	403.8	—	—	403.8
Distribution and servicing	35.2	22.9	1.7	59.8	36.4	26.4	2.0	64.8
Advertising and promotion	25.6	—	.1	25.7	18.6	—	.1	18.7
Product-related costs	—	21.4	17.2	38.6	—	22.4	12.0	34.4
Technology, occupancy, and facility costs(2)	81.0	1.8	—	82.8	83.1	2.5	—	85.6
General, administrative, and other	102.7	(46.1)	—	56.6	122.1	(51.3)	.3	71.1
Nonrecurring insurance recoveries related to Dell appraisal rights matter	(50.0)	—	—	(50.0)	—	—	—	—
Total operating expenses	591.9	—	19.0	610.9	664.0	—	14.4	678.4
Net operating income	$521.7	$—	$—	$521.7	$507.6	$—	$—	$507.6

	Three months ended 9/30/2017				Three months ended 12/31/2017
(in millions)	As previously reported	Change in Presentation	Impact of ASC 606	Recast	As previously reported	Change in Presentation	Impact of ASC 606	Recast
Revenues
Investment advisory fees	$1,096.7	$—	$2.2	$1,098.9	$1,156.0	$—	$2.2	$1,158.2
Administrative, distribution, and servicing fees(1)	125.0	—	14.8	139.8	130.1	—	9.3	139.4
Net revenues	1,221.7	—	17.0	1,238.7	1,286.1	—	11.5	1,297.6

Operating expenses
Compensation and related costs	417.4	—	—	417.4	446.3	—	—	446.3
Distribution and servicing	37.4	27.9	2.1	67.4	38.0	30.2	2.4	70.6
Advertising and promotion	14.0	—	—	14.0	33.8	—	.2	34.0
Product-related costs	—	23.4	14.5	37.9	—	26.0	9.1	35.1
Technology, occupancy, and facility costs(2)	84.0	2.2	.1	86.3	90.4	5.5	(.1)	95.8
General, administrative, and other	120.4	(53.5)	.3	67.2	146.6	(61.7)	(.1)	84.8
Total operating expenses	673.2	—	17.0	690.2	755.1	—	11.5	766.6
Net operating income	$548.5	$—	$—	$548.5	$531.0	$—	$—	$531.0
(1) The previously reported column aggregates the administrative fees and distribution and servicing fees lines presented in the income statement in prior year.
(2) The previously reported column aggregates the depreciation and amortization of property and equipment and occupancy and facility costs lines presented in the income statement in prior year.

We adopted Accounting Standards Update No. 2016-01 — Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities on January 1, 2018. This standard update addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. After January 1, 2018, the guidance requires substantially all equity investments in non-consolidated entities to be measured at fair value with changes recognized in earnings, except for those accounted for using the equity method of accounting. As such, the guidance eliminated the available-for-sale investment category for equity securities, which required unrealized holding gains to be recognized in accumulated other comprehensive income. Upon adoption, we reclassified net unrealized holding gain of $7.9 million, net of taxes, related to our $597.1 million available-for-sale investment portfolio from accumulated other comprehensive income to retained earnings. Additionally, certain investments that do not have readily available market prices or quotations will be measured at fair value, under the new guidance, as we elected to use their calculated and reported net asset value (NAV) per share as a practical expedient for measuring their fair value in accordance with ASC 946. As such, we recognized a cumulative adjustment to retained earnings of $14.5 million to adjust investments previously accounted for as cost method investments to fair value on January 1, 2018. The corresponding increase in the investments’ carrying value and related deferred taxes was $19.5 million and $5.0 million, respectively. Our updated investments policy is included in the Summary of Significant Accounting Policies section below.

We adopted Accounting Standards Update No. 2018-02 — Reclassification of certain tax effects from accumulated other comprehensive income on January 1, 2018. This guidance permits tax effects stranded in accumulated other comprehensive income primarily resulting from the enactment of U.S. tax reform bill originally known as the Tax Cuts and Jobs Act of 2017 to be reclassified to retained earnings either on January 1, 2018, or retrospectively. We elected to adopt the guidance on January 1, 2018, and reclassified $2.3 million of stranded tax benefits related to currency translation adjustments to retained earnings. The stranded income taxes related to our available-for-sale investment portfolio at December 31, 2017, were reclassified to retained earnings with the adoption of Accounting Standards Update No. 2016-01 on January 1, 2018. Our updated comprehensive income policy is included in the Summary of Significant Accounting Policies section below.

NEWLY ISSUED BUT NOT YET ADOPTED ACCOUNTING GUIDANCE.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 — Leases (Topic 842). The standard update seeks to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standards update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, and certain practical expedients are available. While we continue evaluating the full impact this standard will have on our financial position and results of operations, we currently expect the most significant impact will be the recognition of a right of use asset and lease liability on our consolidated balance sheets for each real-estate operating lease. We plan to adopt the standard on its effective date, January 1, 2019.

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our condensed consolidated statements, including those we have not yet adopted. We do not believe that any such guidance has or will have a material effect on our financial position or results of operations.

U.S. TAX REFORM AND NEWLY ENACTED MARYLAND TAX LEGISLATION.

The income tax provision for the second quarter of 2018 includes an additional nonrecurring charge of $20.8 million related to the enactment of U.S. tax reform as the firm adjusted its deferred tax asset and liability re-measurement estimates recorded at December 31, 2017. We also recognized in the second quarter of 2018 a nonrecurring charge of $7.9 million for the re-measurement of our deferred tax assets and liabilities to reflect the effect of Maryland state tax legislation enacted on April 24, 2018. This new state tax legislation, effective in 2018, adopted a five-year phase-in of the single sales factor method of apportionment for calculating income tax for multi-state companies doing business in Maryland and is expected to result in a net benefit over time. We continue to evaluate the impact of U.S. tax reform and the Maryland state tax legislation on our estimates and expectations due to changes in our interpretations of the law, assumptions used in applying the law, and additional guidance concerning the law that may be issued.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Revenue recognition.

Our revenue is earned from investment advisory, administrative, and distribution services we provide to our clients. Each distinct service we promise in our agreements is considered a performance obligation and is the basis for determining when we recognize revenue. The fees are allocated to each distinct performance obligation and we recognize revenue when, or as, we satisfy our promises. The consideration for our services is generally variable and included in net revenues, when it is improbable that a significant reversal could occur in the future. For certain client agreements, we have the discretion to hire a third party to provide services to our clients. In these circumstances, we are generally deemed to control the services before transferring them to our clients, and accordingly present the revenues gross of the related third-party costs. The timing of when we bill our clients and related payment terms vary in accordance with agreed-upon contractual terms. For the majority of our agreements, billing occurs after we have recognized revenue which results in accounts receivable and accrued revenue. For an insignificant portion of our contracts, billing occurs in advance of providing services which results in deferred revenue within the accounts payable and accrued expenses line of our condensed consolidated balance sheets.

Taxes billed to our clients based on our fees for services rendered are not included in revenues.
Investment advisory fees.
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
The management fee for our investment advisory agreements are based on our assets under management, which change based on fluctuations in financial markets, and represent variable consideration. Therefore, investment advisory fees are generally constrained, and excluded from revenue, until the asset values on which our client is billed are no longer subject to financial market volatility. Investment advisory fees for investment products are presented net of fees waived pursuant to the contractual expense limitations of the product. Our assets under management are valued in accordance with valuation and pricing processes for each major type of investment. Fair values used in our processes are primarily determined from quoted market prices; prices furnished by dealers who make markets in such securities; or from data provided by an independent pricing service that considers yield or price of investments of comparable quality, coupon, maturity, and type. Investments for which market prices are not readily available are not a material portion of our total assets under management.

We provide all services to the U.S. mutual funds under contracts that are subject to periodic review and approval by the funds’ Boards. Regulations require that the funds’ shareholders also approve material changes to investment advisory contracts.

Administrative, distribution, and servicing fees.

Administrative fees.
The administrative services we provide include distribution, mutual fund transfer agent, accounting and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; brokerage, and trust services.

The administrative service agreements with the U.S. mutual funds for accounting oversight, transfer agency, and recordkeeping services generally have one performance obligation as the promised services in each agreement are not separately identifiable from other promises in the agreement and, therefore, are not distinct. The fees for performing these services are generally equal to the costs incurred and represent variable consideration. The fees are generally constrained, and are recognized as revenue when costs are incurred to perform the services. These fees are generally offset by the costs incurred to provide such services.

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

Distribution and servicing fees.
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

Investments.

Investments held at fair value
Investments in T. Rowe Price investment products have been made for both general corporate investment purposes and to provide seed capital for newly formed products. Those investments that we do not consolidate are carried at fair value using the quoted closing NAV per share of each fund as of the balance sheet date. The underlying investments held by our consolidated T. Rowe Price investment products retain investment company specialized accounting in consolidation, are considered trading securities for cash flow reporting purposes, and are valued in accordance with the valuation and pricing policy used to value our assets under management which is further described in the Revenue Recognition policy above.

We elected to value our interest in investment partnerships for which market prices or quotations are not readily available, at fair value using the NAV per share as practical expedient for measuring fair value.

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

NOTE 2 – INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Revenues earned during the second quarter of 2017 and 2018 under agreements with clients include:

	Three months ended 6/30/2017				Three months ended 6/30/2018
		Administrative, distribution, and servicing fees				Administrative, distribution, and servicing fees
(in millions)	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues
U.S. mutual funds	$756.4	$83.6	$36.4	$876.4	$846.9	$74.4	$35.5	$956.8
Subadvised and separate accounts and other investment products	289.6	—	—	289.6	367.5	—	—	367.5
Other	—	20.0	—	20.0	—	20.7	—	20.7
	$1,046.0	$103.6	$36.4	$1,186.0	$1,214.4	$95.1	$35.5	$1,345.0

	Six months ended 6/30/2017				Six months ended 6/30/2018
		Administrative, distribution, and servicing fees				Administrative, distribution, and servicing fees
(in millions)	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues
U.S. mutual funds	$1,473.8	$169.9	$71.6	$1,715.3	$1,679.8	$156.2	$72.1	$1,908.1
Subadvised and separate accounts and other investment products	564.9	—	—	564.9	723.8	—	—	723.8
Other	—	38.4	—	38.4	—	41.1	—	41.1
	$2,038.7	$208.3	$71.6	$2,318.6	$2,403.6	$197.3	$72.1	$2,673.0

The following table details the investment advisory fees earned from clients by their underlying asset class.

	Three months ended		Six months ended
(in millions)	6/30/2017	6/30/2018	6/30/2017	6/30/2018
U.S. mutual funds
Equity and blended assets	$628.9	$718.0	$1,223.1	$1,423.5
Fixed income, including money market	127.5	128.9	250.7	256.3
	756.4	846.9	1,473.8	1,679.8
Subadvised and separate accounts and other investment products
Equity and blended assets	240.3	308.0	468.2	605.0
Fixed income, including money market	49.3	59.5	96.7	118.8
	289.6	367.5	564.9	723.8
Total	$1,046.0	$1,214.4	$2,038.7	$2,403.6

The following table summarizes the investment portfolios and assets under management on which we earn investment advisory fees.

	Average during		Average during
	Three months ended		Six months ended		As of
(in billions)	6/30/2017	6/30/2018	6/30/2017	6/30/2018	12/31/2017	6/30/2018
U.S. mutual funds
Equity and blended assets	$440.1	$496.1	$430.6	$495.4	$480.5	$497.5
Fixed income, including money market	120.1	128.5	117.8	127.9	125.8	128.6
	560.2	624.6	548.4	623.3	606.3	626.1
Subadvised and separate accounts and other investment products
Equity and blended assets	244.7	314.9	238.0	311.6	291.9	320.1
Fixed income, including money market	81.0	97.0	79.2	96.1	92.9	97.9
	325.7	411.9	317.2	407.7	384.8	418.0
Total	$885.9	$1,036.5	$865.6	$1,031.0	$991.1	$1,044.1

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for 5.8% and 6.1% of our assets under management at December 31, 2017, and June 30, 2018, respectively.

Total net revenues earned from T. Rowe Price investment products aggregate $985.0 million and $1,114.8 for the second quarter of 2017 and 2018, respectively. Fees earned during the six months ended June 30, 2017 and 2018 total $1,930.0 million and $2,215.4 million respectively. Accounts receivable from these products aggregates $371.9 million at December 31, 2017, and $376.6 million at June 30, 2018.

NOTE 3 – INVESTMENTS.

The carrying values of investments we do not consolidate are as follows:

(in millions)	12/31/2017	6/30/2018
Investments held at fair value
T. Rowe Price investment products (1)	$692.1	$1,398.2
T. Rowe Price investment products designated as an economic hedge of supplemental savings plan liability	268.2	288.3
Investment partnerships and other investments(2)	78.0	93.9
Equity method investments
T. Rowe Price investment products	277.4	508.8
26% interest in UTI Asset Management Company Limited (India)	155.8	164.6
Investment partnerships and other investments	4.8	4.7
U.S. Treasury note	1.0	1.0
Total	$1,477.3	$2,459.5
(1) Includes $597.1 million of investments at December 31, 2017, that were previously reported as available-for sale investments prior to the adoption of the new financial instruments guidance on January 1, 2018. Refer to Note 1 for more information.
(2) These investments at December 31, 2017, were carried at cost. Upon adoption of new financial guidance on January 1, 2018, these investments are carried at fair value using NAV per share as a practical expedient. Refer to Note 1 for more information.

The investment partnerships are carried at fair value using NAV per share as a practical expedient. Our interests in these partnerships are generally not redeemable and are subject to significant restrictions on transferability. The underlying investments of these partnerships have contractual terms through 2029, though we may receive distributions of liquidating assets over a longer term. The investment strategies of these partnerships include growth equity, buyout, venture capital, and real estate.

Net gains on investments during the second quarter and first six months of 2018 includes $8.0 million and $6.1 million, respectively, of net unrealized gains recognized on investments held at fair value that were still held at June 30, 2018. For the second quarter and first six months of 2017, the majority of unrealized gains or losses on investments held at fair value are included and presented with other comprehensive income.

During the first six months of 2017 and 2018, certain T. Rowe Price investment products in which we provided initial seed capital at the time of formation were deconsolidated, as we no longer had a controlling interest. Depending on our ownership interest, we are now reporting our residual interests in these T. Rowe Price investment products as either an equity method investment or an investment held at fair value. Additionally, during the first six months of 2017 and 2018 certain T. Rowe Price investment products that were being accounted for as equity method investments were consolidated, as we regained a controlling interest. The net impact of these changes on our condensed consolidated balance sheets and income statements as of the dates the portfolios were deconsolidated or reconsolidated is detailed below.

	Three months ended		Six months ended
(in millions)	6/30/2017	6/30/2018	6/30/2017	6/30/2018
Net increase (decrease) in assets of consolidated T. Rowe Price investment products	$(38.1)	$97.1	$(1,074.0)	$(660.4)
Net increase (decrease) in liabilities of consolidated T. Rowe Price investment products	$(.4)	$23.7	$(133.6)	$18.5
Net increase (decrease) in redeemable non-controlling interests	$(19.5)	$57.7	$(787.2)	$(575.2)

Gains (losses) recognized upon deconsolidation	$—	$.5	$—	$3.6
The gains or losses recognized upon deconsolidation were the result of reclassifying currency translation adjustments accumulated on certain T. Rowe Price investment products with non-USD functional currencies from accumulated other comprehensive income to non-operating income.
On July 9, 2018, we signed a letter of intent to sell our 10% holding in Daiwa SB Investments Ltd. We expect the sale to close in the third-quarter of 2018 and will recognize the realized gain as part of non-operating income.

VARIABLE INTEREST ENTITIES.

Our investments at December 31, 2017 and June 30, 2018, include interests in variable interest entities that we do not consolidate as we are not deemed the primary beneficiary. Our maximum risk of loss related to our involvement with these entities is as follows:

(in millions)	12/31/2017	6/30/2018
Investment carrying values	$129.2	$175.9
Unfunded capital commitments	38.8	35.0
Uncollected investment advisory and administrative fees	7.7	10.8
	$175.7	$221.7

The unfunded capital commitments totaling $38.8 million and $35.0 million at December 31, 2017 and June 30, 2018, respectively, relate primarily to the investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be called under certain circumstances.

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

	12/31/17		6/30/18
(in millions)	Level 1	Level 2	Level 1	Level 2
Cash equivalents held in T. Rowe Price money market funds	$1,726.4	$—	$1,195.0	$—
T. Rowe Price investment products(1)	942.9	17.4	1,668.9	17.6
Total	$2,669.3	$17.4	$2,863.9	$17.6
(1) Includes $597.1 million of investments at December 31, 2017 that were previously reported as available-for sale investments prior to the adoption of new financial instruments guidance on January 1, 2018. Refer to Note 1 for more information.

At June 30, 2018, the reported investments held at fair value in Note 3 include $93.9 million of investments that are carried at fair value using the NAV per share as a practical expedient. These investments are not required to be included in the fair value hierarchy levels above.

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

The following table details the net assets of the consolidated T. Rowe Price investment products:

	12/31/2017			6/30/2018
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Cash and cash equivalents(1)	$7.1	$96.0	$103.1	$26.1	$85.8	$111.9
Investments(2)	188.8	1,725.7	1,914.5	313.1	1,347.5	1,660.6
Other assets	12.9	17.9	30.8	50.8	33.7	84.5
Total assets	208.8	1,839.6	2,048.4	390.0	1,467.0	1,857.0
Liabilities	16.4	39.5	55.9	63.0	51.6	114.6
Net assets	$192.4	$1,800.1	$1,992.5	$327.0	$1,415.4	$1,742.4

Attributable to T. Rowe Price Group	$131.6	$868.1	$999.7	$219.6	$783.6	$1,003.2
Attributable to redeemable non-controlling interests	60.8	932.0	992.8	107.4	631.8	739.2
	$192.4	$1,800.1	$1,992.5	$327.0	$1,415.4	$1,742.4
(1) Cash and cash equivalents includes $6.2 million and $24.3 million at December 31, 2017 and June 30, 2018, respectively, of investments in T. Rowe Price money market mutual funds.
(2) Investments include $15.0 million and $46.2 million at December 31, 2017 and June 30, 2018, respectively, of T. Rowe Price investment products.

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

The operating results of the consolidated T. Rowe Price investment products for the three- and six- months ended June 30, 2017 and 2018 are reflected in our condensed consolidated statements of income as follows:

	Three months ended
	6/30/2017			6/30/2018
	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(.2)	$(2.5)	$(2.7)	$(.4)	$(2.7)	$(3.1)
Net investment income reflected in non-operating income	4.8	34.6	39.4	.2	18.9	19.1
Impact on income before taxes	$4.6	$32.1	$36.7	$(0.2)	$16.2	$16.0

Net income attributable to T. Rowe Price Group	$3.4	$17.2	$20.6	$(.6)	$5.9	$5.3
Net income attributable to redeemable non-controlling interests	1.2	14.9	16.1	.4	10.3	10.7
	$4.6	$32.1	$36.7	$(.2)	$16.2	$16.0

	Six months ended
	6/30/2017			6/30/2018
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(.5)	$(4.8)	$(5.3)	$(.7)	$(4.9)	$(5.6)
Net investment income reflected in non-operating income	10.1	78.2	88.3	(.6)	20.5	19.9
Impact on income before taxes	$9.6	$73.4	$83.0	$(1.3)	$15.6	$14.3

Net income attributable to T. Rowe Price Group	$7.3	$45.1	$52.4	$(1.3)	$3.1	$1.8
Net income attributable to redeemable non-controlling interests	2.3	28.3	30.6	—	12.5	12.5
	$9.6	$73.4	$83.0	$(1.3)	$15.6	$14.3

The operating expenses of these consolidated products are reflected in other operating expenses. In preparing our condensed consolidated financial statements, we eliminated operating expenses of $1.0 million and $1.4 million for the three months ended June 30, 2017 and 2018, respectively, against the investment advisory and administrative fees earned from these portfolios. Operating expenses eliminated for the six months ended June 30, 2017 and 2018, were $1.8 million and $3.1 million, respectively. The net investment income reflected in non-operating income includes dividend and interest income and realized and unrealized gains and losses on the underlying securities held by the consolidated T. Rowe Price investment products.

The table below details the impact of these consolidated investment products on the individual lines of our condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2018.

	Six months ended
	6/30/2017			6/30/2018
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Net cash provided by (used in) operating activities	$(6.4)	$(727.8)	$(734.2)	$(38.1)	$(358.4)	$(396.5)
Net cash provided by (used in) investing activities	(6.2)	(39.7)	(45.9)	—	(21.7)	(21.7)
Net cash provided by (used in) financing activities	8.9	775.5	784.4	57.1	376.5	433.6
Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	—	3.8	3.8	—	(6.6)	(6.6)
Net change in cash and cash equivalents during period	(3.7)	11.8	8.1	19.0	(10.2)	8.8
Cash and cash equivalents at beginning of year	10.3	55.3	65.6	7.1	96.0	103.1
Cash and cash equivalents at end of period	$6.6	$67.1	$73.7	$26.1	$85.8	$111.9

The net cash provided by financing activities during the first half of 2017 and 2018 includes $66.7 million and $115.6 million, respectively, of net subscriptions we made into the consolidated T. Rowe Price investment products, net of dividends received. These cash flows were eliminated in consolidation.

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

	12/31/17		6/30/18
(in millions)	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents	$6.2	$.7	$24.3	$.9
Equity securities	536.0	667.5	207.8	571.3
Fixed income securities	—	687.4	—	852.6
Other investments	1.3	22.3	1.2	27.7
	$543.5	$1,377.9	$233.3	$1,452.5

Liabilities	$(.1)	$(13.7)	$(.6)	$(14.6)

NOTE 6 – STOCKHOLDERS’ EQUITY.

Regular cash dividends declared per share during the first six months of 2017 and 2018 were $1.14 and $1.40, respectively.

NOTE 7 – STOCK-BASED COMPENSATION.

STOCK OPTIONS.

The following table summarizes the status of, and changes in, our stock options during the first half of 2018.

	Options	Weighted- average exercise price
Outstanding at December 31, 2017	15,221,123	$66.98
Exercised	(3,013,552)	$60.46
Forfeited	(36,455)	$75.74
Expired	(14,364)	$71.15
Outstanding at June 30, 2018	12,156,752	$68.57
Exercisable at June 30, 2018	8,118,130	$65.02

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of, and changes in, our nonvested restricted shares and restricted stock units during the first half of 2018.

	Restricted shares	Restricted stock units	Weighted-average fair value
Nonvested at December 31, 2017	473,115	5,556,911	$82.37
Time-based grants	8,775	21,376	$111.46
Vested	(20,280)	(30,300)	$71.97
Forfeited	(5,916)	(65,513)	$78.94
Nonvested at June 30, 2018	455,694	5,482,474	$82.64

Nonvested at June 30, 2018, includes 7,200 performance-based restricted shares and 406,412 performance-based restricted stock units. These performance-based restricted shares and units include 7,200 restricted shares and 291,958 restricted stock units for which the performance period has lapsed, and the performance threshold has been met.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense (in millions) to be recognized over the remaining vesting periods of the stock-based awards outstanding at June 30, 2018. Estimated future compensation expense will change to reflect future grants of restricted stock awards and units, future option grants, changes in the probability of performance thresholds being met, and adjustments for actual forfeitures.

Third quarter 2018	$46.1
Fourth quarter 2018	40.5
2019	96.4
2020 through 2023	79.6
Total	$262.6

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

	Three months ended		Six months ended
(in millions)	6/30/2017	6/30/2018	6/30/2017	6/30/2018
Net income attributable to T. Rowe Price Group	$373.9	$448.9	$759.8	$902.6
Less: net income allocated to outstanding restricted stock and stock unit holders	8.5	10.5	17.2	21.1
Net income allocated to common stockholders	$365.4	$438.4	$742.6	$881.5

Weighted-average common shares
Outstanding	239.8	242.2	240.9	243.2
Outstanding assuming dilution	243.0	247.4	244.2	248.6

The following table shows the weighted-average outstanding stock options that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive.

	Three months ended		Six months ended
(in millions)	6/30/2017	6/30/2018	6/30/2017	6/30/2018
Weighted-average outstanding stock options excluded	8.5	—	9.0	—

NOTE 9 – OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME.

The following table presents the impact of the components of other comprehensive income or loss on deferred tax benefits (income taxes).

	Three months ended		Six months ended
(in millions)	6/30/2017	6/30/2018	6/30/2017	6/30/2018
Net deferred tax benefits (income taxes) on:
Net unrealized holding gains or losses	$(5.4)	$—	$(12.5)	$—
Reclassification adjustments recognized in the provision for income taxes:
Net gains realized on dispositions	11.9	—	30.5	—
Net gains recognized upon transfer to trading investments	9.2	—	9.2	—
Net deferred tax benefits (income taxes) on net unrealized holding gains or losses	15.7	—	27.2	—
Currency translation adjustments	(11.1)	5.9	(11.9)	2.6
Reclassification adjustment recognized in the provision for income taxes upon deconsolidation of T. Rowe Price investment product	—	.1	—	.9
Total deferred tax benefits (income taxes) on currency translation adjustments	(11.1)	6.0	(11.9)	3.5
Total net deferred tax benefits (income taxes)	$4.6	$6.0	$15.3	$3.5

The changes in each component of accumulated other comprehensive income (loss), including reclassification adjustments for the first half of 2018 are presented in the table below.

		Currency translation adjustments
(in millions)	Net unrealized holding gains	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments	Total
Balances at December 31, 2017	$7.9	$(30.6)	$19.1	$(11.5)	$(3.6)
Reclassification of unrealized holding gains to retained earnings upon adoption of new financial instruments guidance(1)	(7.9)	—	—	—	(7.9)
Reclassification adjustment of stranded tax benefits on currency translation adjustments upon adoption of new accumulated other comprehensive income guidance	—	(6.4)	4.1	(2.3)	(2.3)
Balance at January 1, 2018	—	(37.0)	23.2	(13.8)	(13.8)
Other comprehensive income before reclassifications and income taxes	—	.5	(10.3)	(9.8)	(9.8)
Reclassification adjustments recognized in non-operating income	—	—	(3.6)	(3.6)	(3.6)
	—	.5	(13.9)	(13.4)	(13.4)
Net deferred tax income taxes	—	(.1)	3.6	3.5	3.5
Other comprehensive income (loss)	—	.4	(10.3)	(9.9)	(9.9)
Balances at June 30, 2018	$—	$(36.6)	$12.9	$(23.7)	$(23.7)
(1) Includes the reclassification of $1.7 million of stranded income taxes on available-for-sale investments resulting from U.S. tax law changes enacted on December 22, 2017, from accumulated other comprehensive income to retained earnings.

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

In accordance with the compensation payment, the Clients agreed that in the event the findings made by the Court regarding the fair value of Dell or the amount of interest to be applied were modified by a final, non-appealable judgment, T. Rowe Price and the Clients would make an appropriate adjustment between themselves, calculated in a manner that is consistent with the methodology used to compensate Clients. In December 2016, several parties, including Dell and the successful appraisal petitioners, filed appeals to the Delaware Supreme Court to challenge the Court’s valuation ruling. On December 14, 2017, the Delaware Supreme Court reversed the judgment and remanded the case for further proceedings, with language suggesting that the deal price of $13.75 may be the ultimate outcome. One party has settled with Dell for $13.75, and we expect all remaining parties to settle with Dell and submit to the court a stipulation and proposed order approving settlement and dismissal.

Once the Court enters a final, non-appealable order dismissing the case with prejudice, Clients will be expected to repay any overpayment using the methodology used to calculate the original payment. We estimate that the first $15.2 million reclaimed from our Clients would be paid back to T. Rowe Price Group. We would then be required to repay any additional reclaimed funds to our insurers in a specific order.

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

NOTE 12 – SUPPLEMENTARY CONSOLIDATING CASH FLOW STATEMENT.

The following table summarizes the cash flows for the six months ended June 30, 2017 and 2018, that are attributable to T. Rowe Price Group, our consolidated T. Rowe Price investment products and the related eliminations (elims) required in preparing the statements.

	Six months ended
	6/30/2017				6/30/2018
(in millions)	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated T. Rowe Price investment products	Elims	As reported	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated T. Rowe Price investment products	Elims	As reported
Cash flows from operating activities
Net income	$759.8	$83.0	$(52.4)	$790.4	$902.6	$14.3	$(1.8)	$915.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization of property and equipment	71.9	—	—	71.9	74.7	—	—	74.7
Stock-based compensation expense	74.2	—	—	74.2	90.8	—	—	90.8
Realized gains on dispositions of available-for-sale T. Rowe Price investment products	(77.9)	—	—	(77.9)	—	—	—	—
Gains recognized upon transfer of an investment in a T. Rowe Price mutual fund from available-for-sale to held as trading	(23.6)	—	—	(23.6)	—	—	—	—
Net gains recognized on investments	(76.3)	—	52.4	(23.9)	(7.2)	—	1.8	(5.4)
Net investments in T. Rowe Price investment products to economically hedge supplemental savings plan liability	(129.0)	—	—	(129.0)	(13.7)	—	—	(13.7)
Net change in trading securities held by consolidated T. Rowe Price investment products	—	(802.0)	—	(802.0)	—	(407.1)	—	(407.1)
Other changes in assets and liabilities	277.0	(15.2)	(2.7)	259.1	281.4	(3.7)	(2.8)	274.9
Net cash provided by (used in) operating activities	876.1	(734.2)	(2.7)	139.2	1,328.6	(396.5)	(2.8)	929.3
Net cash provided by (used in) investing activities	114.1	(45.9)	69.4	137.6	(1,040.7)	(21.7)	118.4	(944.0)
Net cash provided by (used in) financing activities	(652.9)	784.4	(66.7)	64.8	(706.2)	433.6	(115.6)	(388.2)
Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	—	3.8	—	3.8	—	(6.6)	—	(6.6)
Net change in cash and cash equivalents during period	337.3	8.1	—	345.4	(418.3)	8.8	—	(409.5)
Cash and cash equivalents at beginning of year	1,204.9	65.6	—	1,270.5	1,902.7	103.1	—	2,005.8
Cash and cash equivalents at end of period	$1,542.2	$73.7	$—	$1,615.9	$1,484.4	$111.9	$—	$1,596.3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
T. Rowe Price Group, Inc.:

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries ("the Company") as of June 30, 2018, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2018 and 2017, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2018 and 2017, the related condensed consolidated statement of stockholders' equity for the six-month period ended June 30, 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
July 25, 2018

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL.

Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in U.S. mutual funds and other investment products. The other investment products include: separately managed accounts, subadvised funds, and other T. Rowe Price products including collective investment trusts, target-date retirement trusts, open-ended investment products offered to investors outside the U.S., and products offered through variable annuity life insurance plans in the U.S. Investment advisory clients domiciled outside the U.S. account for 6% of our assets under management at June 30, 2018.

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

We remain debt-free with ample liquidity and resources that allow us to take advantage of attractive growth opportunities; invest in key capabilities, including investment professionals, technologies, and new product offerings; and, most importantly, provide our clients with strong investment management expertise and service both now and in the future. We expect to continue our investment in long-term initiatives to sustain and deepen our investment talent, add investment capabilities both in terms of new strategies and new investment vehicles, expand capabilities through enhanced technology, and broaden our distribution reach globally. We currently expect our 2018 non-GAAP operating expenses to grow in the range of 8% to 11%. This expense growth range factors in a number cost optimization efforts and any contemplated uses of our expected U.S. tax reform benefits.

BACKGROUND.

Led by small-caps, U.S. stocks rose in the second quarter of 2018, supported by favorable earnings and economic data. Domestic equities were volatile amid political upheaval in some European countries, rising oil prices and interest rates, and trade tensions between the U.S. and its major trading partners.

Stocks in developed non-U.S. markets underperformed U.S. shares, as weaker currencies versus the U.S. dollar reduced returns in dollar terms. Developed Asian markets were mixed in dollar terms; Japanese stocks declined about 3%. European markets were also mixed in dollar terms, as the euro and British pound both fell more than 5% versus the dollar. On the plus side, shares in the UK and oil producer Norway rose about 3%. In contrast, Italian stocks fell almost 7% and Spanish shares slipped 4%, as new governments came to power in both countries.

Emerging equity markets significantly underperformed stocks in developed markets, as broad currency weakness reduced returns in dollar terms, and as trade tensions threatened to hurt global growth. Emerging Asian markets fell broadly. In emerging Europe, Turkish shares tumbled nearly 26% amid elevated inflation, rising interest rates, and President Erdogan’s intentions to have a greater role in determining monetary policy. In Latin America, Brazilian shares fell more than 26% as a truckers’ strike crippled commerce. Currency weakness and uncertainty about October elections also weighed on the market.

Returns of several major equity market indexes for the three- and six-month periods ended June 30, 2018, are as follows:

	Three months ended	Six months ended
Index	6/30/2018	6/30/2018
S&P 500 Index	3.4%	2.7%
NASDAQ Composite Index(1)	6.3%	8.8%
Russell 2000 Index	7.8%	7.7%
MSCI EAFE (Europe, Australasia, and Far East) Index	(1.0)%	(2.4)%
MSCI Emerging Markets Index	(7.9)%	(6.5)%
 (1) Returns exclude dividends

Global bond returns were mixed in the second quarter of 2018. In the U.S. Treasury market, short- and intermediate-term yields increased as the Federal Reserve raised its overnight federal funds target rate range in June. Longer-term yields rose to a lesser extent. The 10-year Treasury note yield, which reached a seven-year high above 3.1% in May, rose from 2.74% to 2.85% during the quarter. Investment-grade corporate bonds declined amid heavy supply. Mortgage-backed securities edged higher. High yield bonds, which have less interest rate sensitivity, outpaced investment-grade issues. Tax-free municipal securities outperformed taxable bonds, helped by limited issuance and strong demand.

Bonds in developed non-U.S. markets produced negative returns in dollar terms due to weaker currencies versus the dollar. In the eurozone, Italian bond yields surged as the formation of a populist government in late May raised fears about increased government spending. In the UK, weak growth and easing inflation pressures led to reduced expectations for central bank interest rate increases. However, a rate increase is still possible in the months ahead. In Japan, the central bank kept its benchmark short-term interest rate at (.1)% and continued targeting a yield of around 0% for the 10-year government bond.

Emerging markets bonds fared poorly in dollar terms due to general currency weakness and rising long-term interest rates in several countries. Bonds denominated in local currencies performed worse than dollar-denominated debt.

Returns for several major bond market indexes for the three- and six-month periods ended June 30, 2018, are as follows:

	Three months ended	Six months ended
Index	6/30/2018	6/30/2018
Bloomberg Barclays U.S. Aggregate Bond Index	(.2)%	(1.6)%
JPMorgan Global High Yield Index	.2%	(.5)%
Bloomberg Barclays Municipal Bond Index	.9%	(.3)%
Bloomberg Barclays Global Aggregate Ex-U.S. Dollar Bond Index	(4.8)%	(1.3)%
JPMorgan Emerging Markets Bond Index Plus	(4.1)%	(6.1)%

ASSETS UNDER MANAGEMENT.

Assets under management ended the second quarter of 2018 at $1,044.1 billion, an increase of $29.9 billion from March 31, 2018 and $53.0 billion from the end of 2017. We had net cash inflows of $7.6 billion in the second quarter of 2018 and $18.9 billion for the first half of 2018. The following table details changes in our assets under management, by vehicle and asset class during the three- and six-month periods ended June 30, 2018:

	Three months ended 6/30/2018				Six months ended 6/30/2018
(in billions)	U.S. mutual funds	Subadvised and separate accounts	Other investment products	Total	U.S. mutual funds	Subadvised and separate accounts	Other investment products	Total
Assets under management at beginning of period	612.9	260.4	140.9	1,014.2	606.3	255.2	129.6	991.1

Net cash flows before client transfers	4.0	1.5	2.1	7.6	12.1	.5	6.3	18.9
Client transfers	(4.7)	—	4.7	—	(13.6)	2.6	11.0	—
Net cash flows after client transfers	(.7)	1.5	6.8	7.6	(1.5)	3.1	17.3	18.9
Net market appreciation and income	14.5	6.9	1.5	22.9	22.0	10.5	2.3	34.8
Distributions not reinvested	(.6)	—	—	(.6)	(.7)	—	—	(.7)
Change during the period	13.2	8.4	8.3	29.9	19.8	13.6	19.6	53.0

Assets under management at June 30, 2018	$626.1	$268.8	$149.2	$1,044.1	$626.1	$268.8	$149.2	$1,044.1

	Three months ended 6/30/2018				Six months ended 6/30/2018
(in billions)	Equity	Fixed income, including money market	Multi-asset(1)	Total	Equity	Fixed income, including money market	Multi-asset(1)	Total
Assets under management at beginning of period	$579.3	$135.8	$299.1	$1,014.2	$564.1	$134.4	$292.6	$991.1

Net cash flows	3.8	1.2	2.6	7.6	6.6	3.3	9.0	18.9
Net market appreciation and income(2)	20.5	(.6)	2.4	22.3	32.9	(1.3)	2.5	34.1
Change during the period	24.3	.6	5.0	29.9	39.5	2.0	11.5	53.0
Assets under management at June 30, 2018	$603.6	$136.4	$304.1	$1,044.1	$603.6	$136.4	$304.1	$1,044.1
(1) The underlying assets under management of the multi-asset portfolios have been aggregated and presented in this category and not reported in the equity and fixed income columns.
(2) Reported net of distributions not reinvested.

Our target date retirement products, which are included in the multi-asset totals shown above, continue to be a significant part of our assets under management. Net cash inflows into our target date retirement products were $2.5 billion in the second quarter of 2018 and $8.5 billion in the first six months of 2018. Assets under management in these portfolios are as follows:

	As of
(in billions)	12/31/17	3/31/18	6/30/18
Target date retirement U.S. mutual funds	$168.4	$162.6	$161.4
Target date separately managed retirement accounts	1.7	4.9	5.2
Target date retirement trusts	63.7	72.4	77.6
	$233.8	$239.9	$244.2

RESULTS OF OPERATIONS.

The 2017 net revenues and operating expenses presented with these results of operations have been recast to reflect the impact of adopting, on January 1, 2018, new accounting guidance related to revenue recognition. We elected to adopt the new guidance on a retrospective basis, which requires 2017 results to be recast to reflect the impact. The new guidance requires certain revenue related expenses that are incurred in servicing our U.S. mutual funds to be recognized in operating expenses versus being presented net against the related revenues. As such, net revenues and operating expenses, primarily product-related, were recast to reflect an increase of $14.4 million and $33.4 million for the three- and six-months ended June 30, 2017. Additionally, we modified our income statement presentation to increase operating expense transparency and to align expenses with similar drivers. Prior year amounts have been reclassified to conform to the new 2018 presentation. For more information and the impact on the remaining quarters of 2017 of these two changes, see Note 1, The Company and Basis of Preparation, in the condensed consolidated financial statements contained in Part I, Item 1 of this filing.

Second quarter of 2017 versus Second quarter of 2018.

The table below presents financial results on a U.S. GAAP basis as well as a non-GAAP basis that adjusts for the impact of our consolidated T. Rowe Price investment products, the supplemental savings plan, non-operating income on certain investments, and, in 2018, nonrecurring tax charges of $20.8 million ($.08 in diluted earnings per share) related to the enactment of U.S. tax reform and $7.9 million ($.03 in diluted earnings per share) related to the enactment of new Maryland state tax legislation in the second quarter. Beginning in the second quarter of 2018, our non-GAAP adjustments no longer include non-operating income related to our cash and discretionary investments. We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results.

	Three months ended
(in millions, except per-share data)	6/30/2017	6/30/2018	Dollar change	Percentage change
U.S. GAAP basis
Investment advisory fees	$1,046.0	$1,214.4	$168.4	16.1%
Net revenues	$1,186.0	$1,345.0	$159.0	13.4%
Operating expenses	$678.4	$750.3	$71.9	10.6%
Net operating income	$507.6	$594.7	$87.1	17.2%
Non-operating income(2)	$112.0	$34.1	$(77.9)	n/m
Net income attributable to T. Rowe Price Group	$373.9	$448.9	$75.0	20.1%
Diluted earnings per common share	$1.50	$1.77	$.27	18.0%
Weighted average common shares outstanding assuming dilution	243.0	247.4	4.4	1.8%

Adjusted non-GAAP basis(2)
Operating expenses	$676.7	$745.3	$68.6	10.1%
Net income attributable to T. Rowe Price Group	$317.9	$472.8	$154.9	48.7%
Diluted earnings per common share	$1.28	$1.87	$.59	46.1%

Assets under management (in billions)
Average assets under management	$885.9	$1,036.5	$150.6	17.0%
Ending assets under management	$903.6	$1,044.1	$140.5	15.5%
(1) The percentage change in non-operating income is not meaningful (n/m).
(2) See the reconciliation to the comparable U.S. GAAP measures at the end of the results of operations sections of this management discussion and analysis.

Investment advisory fees earned in the second quarter of 2018 increased over the comparable 2017 quarter as average assets under our management increased $150.6 billion, or 17.0%, to $1,036.5 billion. The average annualized effective fee rate earned on our assets under management during the second quarter of 2018 was 47.0 basis points, compared with 47.4 basis points earned during the second quarter of 2017. Our effective fee rate has declined in part due to fee reductions we made to certain mutual funds and other products since the end of the second quarter 2017 and client transfers within the complex to lower fee vehicles or share classes. This reduction was offset in part as a greater percentage of our assets under management are in higher fee equity strategies. We regularly assess the competitiveness of our investment advisory fees and will continue to make adjustments as deemed appropriate.

Operating expenses were $750.3 million in the second quarter of 2018 compared with $678.4 million in the second quarter of 2017, and $744.2 million in the first quarter of 2018. On a non-GAAP basis, our operating expenses in the second quarter of 2018 increased 10.1% to $745.3 million compared to the 2017 quarter, and were in line with the $741.0 million recognized in the first quarter of 2018. The 10.1% increase from the second quarter of 2017 is primarily due to higher market driven expenses and continued strategic investments.

Our operating margin in the second quarter of 2018 was 44.2%, compared to 42.8% earned in the 2017 quarter, as a 17% increase in our average assets under management since the end of June 2017 has led to growth in 2018 net revenues that has outpaced our growth in operating expenses.

Net revenues

	Three months ended		Q2 2018 vs. Q2 2017
(in millions)	6/30/2017	6/30/2018	Dollar change	Percentage change
Investment advisory fees
U.S. mutual funds	$756.4	$846.9	$90.5	12.0%
Subadvised and separate accounts and other investment products	289.6	367.5	77.9	26.9%
	1,046.0	1,214.4	168.4	16.1%
Administrative, distribution, and servicing fees
Administrative fees	103.6	95.1	(8.5)	(8.2)%
Distribution and servicing fees	36.4	35.5	(.9)	(2.5)%
	140.0	130.6	(9.4)	(6.7)%
Net revenues	$1,186.0	$1,345.0	$159.0	13.4%

Investment advisory revenues earned in the second quarter of 2018 from the U.S. mutual funds were $846.9 million, an increase of $90.5 million, or 12.0%, from the comparable 2017 quarter. Average mutual fund assets under management in the second quarter of 2018 were $624.6 billion, an increase of 11.5% from the average in the second quarter of 2017.

Investment advisory revenues earned in the second quarter of 2018 from the other investment products were $367.5 million, an increase of $77.9 million, or 26.9%, from the comparable 2017 quarter. Average assets under management for these products in the second quarter of 2018 were $411.9 billion, an increase of 26.5% from the average in the second quarter of 2017.

Administrative, distribution, and servicing fees in the second quarter of 2018 were $130.6 million, a decrease of $9.4 million from the comparable 2017 quarter. In this line, we recognize fees earned from providing administrative and distribution services to our investment advisory clients, primarily our U.S. mutual funds and their investors. The decrease is primarily attributable to lower servicing revenue due to client transfers into other vehicles. The distribution and servicing fees we earn are related to 12b-1 plans of certain shares classes of our U.S. mutual funds and are entirely offset by the costs paid to third-party intermediaries who source these assets. These costs are reported in the distribution and servicing cost line in the consolidated income statements.

Our second quarter net revenues reflect the elimination of $1.0 million in 2017 and $1.4 million in 2018, earned from our consolidated T. Rowe Price investment products. The corresponding expenses recognized by these products, and also consolidated in our financial statements, were eliminated from operating expenses.

Operating expenses

	Three months ended
(in millions)	6/30/2017	6/30/2018	Dollar change	Percentage change
Compensation and related costs	$403.8	$456.0	$52.2	12.9%
Distribution and servicing	64.8	71.6	6.8	10.5%
Advertising and promotion	18.7	19.0	0.3	1.6%
Product-related costs	34.4	37.1	2.7	7.8%
Technology, occupancy, and facility costs	85.6	93.2	7.6	8.9%
General, administrative, and other	71.1	73.4	2.3	3.2%
Total operating expenses	$678.4	$750.3	$71.9	10.6%

Compensation and related costs were $456.0 million in the second quarter of 2018, an increase of $52.2 million, or 12.9%, compared to the second quarter of 2017. Our base salaries, benefits and related employee costs have increased $22.2 million from the second quarter of 2017 primarily as a result of a 6.2% increase in our average staff size and modest increases in base salaries at the beginning of 2018. The second quarter of 2018 also includes $9.0 million in one-time bonuses paid to certain associates that was funded by the benefits expected to be realized from U.S. tax reform. Our interim accrual for annual variable compensation increased $21.3 million from the 2017 quarter. We recognize the interim accrual ratably over the year using the ratio of recognized quarterly net revenues to forecasted annual net revenues. Our non-cash stock-based compensation expense has increased 7.8 million over the prior quarter, as we shifted our annual grant in 2017 from twice a year to a single grant in December. We employed 6,936 associates at June 30, 2018, compared with 6,881 associates at the end of 2017.

The increases in compensation and related costs were offset in part by lower market-related expense from our supplemental savings plan of $2.4 million. We began economically hedging the exposure to these market movements at the end of the second quarter of 2017 and show the effectiveness of these hedges in our non-GAAP measures’ reconciliation at the end of the management discussion and analysis. Higher labor capitalization related to internally developed software of $6.0 million also reduced the increase in compensation and related costs from the 2017 quarter.

Distribution and servicing includes those costs incurred to distribute the T. Rowe Price products as well as client and shareholder servicing, recordkeeping, and administrative services. These costs were $71.6 million for the second quarter of 2018, an increase of 10.5% over the $64.8 million recognized in the second quarter of 2017. The increase is primarily driven by strong markets and net cash flows over the last twelve months. These costs include those distribution and servicing costs paid to third-party intermediaries that source the assets of certain share classes of our U.S. mutual funds and is offset entirely by the 12b-1 revenue we earn and report in administrative, distribution, and servicing fees.

Product-related costs is a new financial statement line item that consists of non-advisory related costs that we incur to service certain T. Rowe Price products. These costs were $37.1 million in the second quarter of 2018, an increase of $2.7 million, or 7.8%, compared to the second quarter of 2017. The increase is primarily due to higher operating costs of our collective investment trusts as the number of trusts and their net assets have increased since the end of the second quarter of 2017.

Technology, occupancy, and facility costs is a new financial statement line item that consists of depreciation expense, technology equipment and maintenance, software, and costs related to our facilities. These costs were $93.2 million in the second quarter of 2018, an increase of $7.6 million, or 8.9%, compared to the $85.6 million recognized in the second quarter of 2017. The increase is due primarily to incremental investment in our technology capabilities, including related depreciation and maintenance programs.

General, administrative, and other consists of costs associated with the overall management of the firm, including information services, professional services, travel and entertainment, research costs, and other general operating expenses. These costs were $73.4 million in the current quarter, an increase of $2.3 million, or 3.2%, compared to the $71.1 million recognized in the second quarter of 2017. The increase reflects growing operational and regulatory business demands.

Non-operating income

Non-operating income in the second quarter of 2018 was $34.1 million, a decrease of $77.9 million from the 2017 quarter. The following table details the components of non-operating income during the second quarter of 2017 and 2018 and the related dollar change.

	Three months ended
(in millions)	6/30/2017	6/30/2018	Dollar change
Net gains from non-consolidated T. Rowe Price investment products
Net realized gains on dispositions of available-for-sale investments	$30.3	$—	$(30.3)
Ordinary and capital gain dividend distributions	3.5	11.4	7.9
Market gains (losses) on equity method and other investments at fair value	8.4	(10.7)	(19.1)
Gains reclassified from accumulated other comprehensive income upon transfer of an available-for-sale sponsored investment portfolio to sponsored investment portfolios held as trading	23.6	—	(23.6)
Net gain recognized upon deconsolidation	—	.5	.5
Dividends and market gains on investment products used to hedge the supplemental savings plan liability	—	5.0	5.0
Total net gains from non-consolidated T. Rowe Price investment products	65.8	6.2	(59.6)
Other investment income	5.6	11.2	5.6
Total earned on investments	71.4	17.4	(54.0)
Net gains (losses) on consolidated sponsored investment portfolios	39.4	19.1	(20.3)
Other income, including foreign currency gains and losses	1.2	(2.4)	(3.6)
Non-operating income	$112.0	$34.1	$(77.9)

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

During the second quarter of 2017, non-operating income included $30.8 million in gains realized from the disposition of certain available-for-sale investments and $23.6 million in unrealized gains recognized on sponsored trading investments that were reclassified from accumulated other comprehensive income. Given the implementation of the new accounting guidance discussed above, similar episodic realized gains on investments held at fair value will no longer occur.

The $20.3 million decrease from the 2017 quarter in net investment income of consolidated T. Rowe Price investment products is primarily a result of larger unrealized losses recognized during 2018 compared with 2017 and the deconsolidation of investments in the 2018 quarter. The impact of consolidating certain T. Rowe Price investment products on the individual lines of our condensed consolidated statements of income is as follows:

	Three months ended
(in millions)	6/30/2017	6/30/2018
Operating expenses reflected in net operating income	$(2.7)	$(3.1)
Net investment income reflected in non-operating income	39.4	19.1
Impact on income before taxes	$36.7	$16.0

Net income attributable to our interest in the consolidated T. Rowe Price investment products	$20.6	$5.3
Net income attributable to redeemable non-controlling interests (unrelated third-party investors)	16.1	10.7
	$36.7	$16.0

Provision for income taxes

Our effective tax rate for the second quarter of 2018 was 26.9%, compared with 37.1% in the 2017 quarter, as U.S. tax reform reduced the U.S. federal corporate tax rate from 35% to 21% on January 1, 2018. The income tax provision for the second quarter of 2018 includes an additional nonrecurring charge of $20.8 million related to the enactment of U.S. tax reform as we adjusted our deferred tax asset and liability re-measurement estimates recorded at December 31, 2017. We also recognized in the second quarter of 2018 a nonrecurring charge of $7.9 million for the re-measurement of our deferred tax assets and liabilities to reflect the effect of Maryland state tax legislation enacted on April 24, 2018. This new state tax legislation, effective in 2018, adopted a five-year phase-in of the single sales factor method of apportionment for calculating income tax for multi-state companies doing business in Maryland and is expected to result in a net benefit over time.

The second quarter rate of 26.9% contributes to an effective tax rate for the first half of 2018 of 25.5%. The following table reconciles the statutory federal income tax rate to our effective tax rate for the first half of 2018:

Statutory U.S. federal income tax rate	21.0%
Impact of nonrecurring charge related to U.S. tax reform	1.7%
Impact of nonrecurring charge related to new Maryland state tax legislation	.7%
State income taxes for current year, net of federal income tax benefits(1)	4.4%
Net income attributable to redeemable non-controlling interests	(.2)%
Net excess tax benefits from stock-based compensation plans activity	(2.4)%
Other items	.3%
Effective income tax rate	25.5%

(1) State income tax benefits are reflected in the total benefits for net income attributable to redeemable non-controlling interests and stock-based compensation plans activity.

We currently estimate our effective tax rate for the full-year 2018 will be in the range of 24% to 27%. The benefit expected to be realized in 2018 from new Maryland state tax legislation will offset the nonrecurring re-measurement charge relating to this legislation and recognized in the second quarter of 2018 income tax provision. Based on information currently available, we expect that the Maryland state tax legislation will reduce our effective state tax rate over the five-year phase-in period to less than 2.5%.

Our effective tax rate will continue to experience volatility in future periods as the tax benefits recognized from stock-based compensation are impacted by market fluctuations in our stock price and timing of option exercises. The rate will also be impacted by changes in our consolidated investment products that are driven by market fluctuations and changes in the proportion of their net income that is attributable to non-controlling interests.

We continue to evaluate the impact of U.S. tax reform and the Maryland state tax legislation on our estimates and expectations due to changes in our interpretations of the law, assumptions used in applying the law, and additional guidance concerning the law that may be issued.

First half of 2017 versus first half of 2018.

The table below presents financial results on a U.S. GAAP basis as well as a non-GAAP basis that adjusts for the impact of the Dell appraisal rights matter, our consolidated T. Rowe Price investment products, the supplemental savings plan, non-operating income on certain investments, and, in 2018, nonrecurring tax charges of $20.8 million ($.08 in diluted earnings per share) related to the enactment of U.S. tax reform and $7.9 million ($.03 in diluted earnings per share) related to the enactment of new Maryland state tax legislation in the second quarter. Beginning in the second quarter of 2018, our non-GAAP adjustments no longer include non-operating income related to our cash and discretionary investments. We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results.

	Six months ended
(in millions, except per-share data)	6/30/2017	6/30/2018	Dollar change	Percentage change

U.S. GAAP basis
Investment advisory fees	$2,038.7	$2,403.6	$364.9	17.9%
Net revenues	$2,318.6	$2,673.0	$354.4	15.3%
Operating expenses	$1,289.3	$1,494.5	$205.2	15.9%
Net operating income	$1,029.3	$1,178.5	$149.2	14.5%
Non-operating income(1)	$227.0	$50.2	$(176.8)	n/m
Net income attributable to T. Rowe Price Group	$759.8	$902.6	$142.8	18.8%
Diluted earnings per share on common share	$3.04	$3.55	$.51	16.8%
Weighted average common shares outstanding assuming dilution	244.2	248.6	4.4	1.8%

Adjusted non-GAAP basis(2)
Operating expenses	$1,335.8	$1,486.3	$150.5	11.3%
Net income attributable to T. Rowe Price Group	$615.1	$918.4	$303.3	49.3%
Diluted earnings per share on common share	$2.46	$3.61	1.15	46.7%

Assets under management (in billions)
Average assets under management	$865.6	$1,031.0	$165.4	19.1%
Ending assets under management	$903.6	$1,044.1	$140.5	15.5%
(1) The percentage change in non-operating income is not meaningful (n/m).
(2) See the reconciliation to the comparable U.S. GAAP measures at the end of the results of operations sections of this management discussion and analysis.

Investment advisory revenues earned in the first half of 2018 increased 17.9% over the comparable 2017 period as average assets under our management increased $165.4 billion, or 19.1%, to $1,031.0 billion. The average annualized fee rate earned on our assets under management was 47.0 basis points in the first half of 2018, compared with 47.4 basis points earned in the first half of 2017. Our effective fee rate has declined in part due to fee reductions we made to certain mutual funds and other products since the end of 2016 and client transfers within the complex to lower fee vehicles or share classes. This reduction was offset in part as a greater percentage of our assets under management are in higher fee equity strategies. We regularly assess the competitiveness of our investment advisory fees and will continue to make adjustments as deemed appropriate.

Operating expenses were $1,494.5 million in the first half of 2018 compared with $1,289.3 million in the 2017 period. On a non-GAAP basis, our operating expenses in the first half of 2018 increased 11.3% to $1,486.3 million compared to the 2017 period as higher market driven expenses and continued strategic investments drove our operating expenses.

Our operating margin in the first half of 2018 was 44.1%, compared to 44.4% in the 2017 period. Our operating income in the first half of 2017 includes $50.0 million of insurance recoveries related to the Dell appraisal rights matter. Excluding these insurance recoveries our operating margin was 42.2% in the first six months of 2017. The 19% increase in our average assets under management since the end of June 2017 has led to growth in 2018 net revenues that has outpaced our growth in operating expenses.

Net revenues

	Six months ended
(in millions)	6/30/2017	6/30/2018	Dollar change	Percentage change
Investment advisory fees
U.S. mutual funds	$1,473.8	$1,679.8	$206.0	14.0%
Subadvised and separate accounts and other investment products	564.9	723.8	158.9	28.1%
	2,038.7	2,403.6	364.9	17.9%
Administrative, distribution, and servicing fees
Administrative fees	208.3	197.3	(11.0)	(5.3)%
Distribution and servicing fees	71.6	72.1	.5	.7%
	279.9	269.4	(10.5)	(3.8)%
Net revenues	$2,318.6	$2,673.0	$354.4	15.3%

Investment advisory revenues earned from the T. Rowe Price mutual funds distributed in the U.S. increased 14.0%, or $206.0 million, to $1.7 billion. Average mutual fund assets in the first half of 2018 were $623.3 billion, an increase of 13.7% from the average for the comparable 2017 period.

Investment advisory revenues earned on the other investment products for the first half of 2018 were $723.8 million, an increase of $158.9 million, or 28.1%, from the $564.9 million earned in the comparable 2017 period. Average assets in these products were $407.7 billion during the first half of 2018, up 28.5% from the comparable 2017 period.

Administrative, distribution, and servicing fees in the first half of 2018 were $269.4 million, a decrease of $10.5 million from the comparable 2017 period. The decrease is primarily attributable to lower servicing revenue due to client transfers into other vehicles.

The results for the first half of 2017 and 2018 include the elimination of $1.8 million in 2017 and $3.1 million in 2018, earned from our consolidated T. Rowe Price investment products. The corresponding expenses recognized by these products, and also consolidated in our financial statements, were eliminated from operating expenses.

Operating expenses

	Six months ended
(in millions)	6/30/2017	6/30/2018	Dollar change	Percentage change
Compensation and related costs	$801.2	$897.4	$96.2	12.0%
Distribution and servicing	124.6	141.9	17.3	13.9%
Advertising and promotion	44.4	43.6	(.8)	(1.8)%
Product-related costs	73.0	79.2	6.2	8.5%
Technology, occupancy, and facility costs	168.4	187.3	18.9	11.2%
General, administrative, and other	127.7	145.1	17.4	13.6%
Nonrecurring insurance recoveries related to Dell appraisal rights matter(1)	(50.0)	—	50.0	n/m
Total operating expenses	$1,289.3	$1,494.5	$205.2	15.9%
(1) The percentage change in nonrecurring insurance recoveries related to Dell appraisal rights matter is not meaningful (n/m).

Compensation and related costs were $897.4 million in the first half of 2018, an increase of $96.2 million, or 12.0%, compared to the 2017 period. The largest part of the increase is attributable to a $48.7 million, or 11.0% increase in base salaries, benefits and related employee costs which resulted from an increase of 7.5% in average headcount from the 2017 period, combined with a modest increase in salaries at the beginning of 2018. The first half of 2018 also includes $9.0 million in one-time bonuses paid to certain associates that was funded by U.S. tax reform benefits. The interim accrual for our annual variable compensation in the 2018 period rose $39.5 million over the interim accrual in the 2017 period. Our non-cash stock-based compensation expense has increased $16.6 million over the prior quarter, as we shifted our annual grant in 2017 from twice a year to a single grant in December. These increases were offset in part by lower market-related expense from our supplemental savings plan of $5.7 million in the first half of 2018 compared with $13.0 million in the comparable 2017 period. Higher labor capitalization related to internally developed software of $9.8 million also impacted the compensation and related costs increase from the 2017 period.

Distribution and servicing costs were $141.9 million for the first half of 2018, an increase of 13.9% over the $124.6 million recognized in the 2017 period. The increase is primarily driven by strong markets and net cash flows over the last twelve months.

Product-related costs were $79.2 million in the first half of 2018, an increase of $6.2 million, or 8.5%, compared to the 2017 period. About half of the increase is due to higher operating costs of our collective investment trusts as the number of trusts and their average net assets have increased over the last twelve months. The servicing costs we incur that are reimbursed by our U.S. mutual funds and recognized in administrative, distribution and servicing fees have also increased over the prior year.

Technology, occupancy, and facility costs were $187.3 million in the first half of 2018, an increase of 11.2% compared to the $168.4 million recognized in the 2017 period. The increase is due primarily to incremental investment in our technology capabilities, including related maintenance programs, as well as expanded office facilities.

General, administrative, and other consists of costs were $145.1 million in the first half of 2018, an increase of 13.6% compared to the $127.7 million recognized in the 2017 period. The increase was a result of our continued investment in our strategic initiatives and other growing operational and regulatory business demands.

Non-operating income

Net non-operating investment activity during the first half of 2018 resulted in income of $50.2 million, a decrease of $176.8 million from the 2017 period. The following table details the components of non-operating income (in millions) during the first half of 2017 and 2018.

	Six months ended
(in millions)	6/30/2017	6/30/2018	Dollar change
Net gains from non-consolidated T. Rowe Price investment products
Net realized gains on dispositions of available-for-sale investments	$77.9	$—	$(77.9)
Ordinary and capital gain dividend distributions	5.9	19.3	13.4
Market gains (losses) on equity method and other investments at fair value	18.7	(13.6)	(32.3)
Gains reclassified from accumulated other comprehensive income upon transfer of an available-for-sale sponsored investment portfolio to sponsored investment portfolios held as trading	23.6	—	(23.6)
Net gain recognized upon deconsolidation	—	3.6	3.6
Dividends and market gains on investment products used to hedge the supplemental savings plan liability	—	7.9	7.9
Total net gains from non-consolidated T. Rowe Price investment products	126.1	17.2	(108.9)
Other investment income	10.1	14.6	4.5
Total earned on investments	136.2	31.8	(104.4)
Net gains (losses) on consolidated sponsored investment portfolios	88.3	19.9	(68.4)
Other income, including foreign currency gains and losses	2.5	(1.5)	(4.0)
Non-operating income	$227.0	$50.2	$(176.8)

The decrease in market gains on equity method and other investments at fair value is driven primarily by realized gains of $77.9 million from the sale of certain available-for-sale investments recognized in the first half of 2017, which as discussed above will no longer occur for this type of investment after the implementation of the new financial instruments accounting guidance.

The $68.4 million decrease from the 2017 period in net investment income of consolidated T. Rowe Price investment products is primarily a result of larger unrealized losses recognized during 2018 compared with 2017 and the deconsolidation of an investment in 2018. The impact of consolidating certain T. Rowe Price investment products on the individual lines of our condensed consolidated statements of income for the first half of 2017 and 2018 is as follows:

	Six months ended
(in millions)	6/30/2017	6/30/2018
Operating expenses reflected in net operating income	$(5.3)	$(5.6)
Net investment income reflected in non-operating income	88.3	19.9
Impact on income before taxes	$83.0	$14.3

Net income attributable to our interest in the consolidated T. Rowe Price investment products	$52.4	$1.8
Net income attributable to redeemable non-controlling interests (unrelated third-party investors)	30.6	12.5
Impact on income before taxes	$83.0	$14.3

Non-GAAP information and reconciliation

We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results. These measures have been established in order to increase transparency for the purpose of evaluating our core business, for comparing current results with prior period results, and to enable more appropriate comparison with industry peers. However, non-GAAP financial measures should not be considered a substitute for financial measures calculated in accordance with U.S. GAAP and may be calculated differently by other companies. The following schedule reconciles U.S. GAAP financial measures to non-GAAP financial measures for the three- and six-month periods ended June 30, 2017 and 2018.

	Three months ended		Six months ended
(in millions, except per-share amounts)	6/30/2017	6/30/2018	6/30/2017	6/30/2018
Operating expenses, GAAP basis	$678.4	$750.3	$1,289.3	$1,494.5
Non-GAAP adjustments:
Expenses of consolidated T. Rowe Price investment products, net of elimination of its related management and administrative fees(1)	(1.7)	(1.7)	(3.5)	(2.5)
Compensation expense related to market valuation changes in the supplemental savings plan liability(2)	—	(3.3)		(5.7)
Insurance recoveries related to Dell appraisal rights matter(4)	—	—	50.0	—
Adjusted operating expenses	$676.7	$745.3	$1,335.8	$1,486.3

Net income attributable to T. Rowe Price Group, GAAP basis	$373.9	$448.9	$759.8	$902.6
Non-GAAP adjustments:
Net income of consolidated T. Rowe Price investment products, net of redeemable non-controlling interests(1)	(20.6)	(5.3)	(52.4)	(1.8)
Non-operating income of investments designated as an economic hedge of the supplemental savings plan liability less related compensation expense(2)	—	(1.7)	—	(2.2)
Other non-operating income(3)	(72.6)	(2.0)	(138.7)	(14.4)
Insurance recoveries related to Dell appraisal rights matter(4)	—	—	(50.0)	—
Income tax impacts of non-GAAP adjustments(5)	37.2	4.2	96.4	5.5
Nonrecurring charge related to enactment of U.S. tax reform(6)	—	20.8	—	20.8
Nonrecurring charge related to enactment of Maryland state tax legislation(7)	—	7.9	—	7.9
Adjusted net income attributable to T. Rowe Price Group	$317.9	$472.8	$615.1	$918.4

Diluted earnings per common share, GAAP basis	$1.50	$1.77	$3.04	$3.55
Non-GAAP adjustments:
Consolidated T. Rowe Price investment products(1)	(.05)	(.01)	(.13)	—
Non-operating income of investments designated as an economic hedge of the supplemental savings plan liability less related compensation expense(2)	—	—	—	(.01)
Other non-operating income(3)	(.17)	—	(.33)	(.04)
Insurance recoveries related to Dell appraisal rights matter(4)	—	—	(.12)	—
Nonrecurring charge related to enactment of U.S. tax reform(6)	—	.08	—	.08
Nonrecurring charge related to enactment of Maryland state tax legislation(7)	—	.03	—	.03
Adjusted diluted earnings per common share(8)	$1.28	$1.87	$2.46	$3.61

(1) The non-GAAP adjustments add back the management and administrative fees that we earn from the consolidated T. Rowe Price investment products and subtract the investment income and operating expenses of these products that have been included in our U.S. GAAP consolidated statements of income. We believe the consolidated T. Rowe Price investment products may impact the reader's ability to understand our core operating results. The following table details the calculation of operating expenses of consolidated T. Rowe Price investment products, net of elimination of its related management and administrative fees.

	Three months ended		Six months ended
	6/30/2017	6/30/2018	6/30/2017	6/30/2018
Operating expenses before eliminations	$2.7	$3.1	$5.3	$5.6
Operating expenses eliminated in consolidation	(1.0)	(1.4)	(1.8)	(3.1)
Total operating expenses, net of eliminations	$1.7	$1.7	$3.5	$2.5

The following table details the calculation of net income of consolidated T. Rowe Price investment products, net of redeemable non-controlling interests:

	Three months ended		Six months ended
	6/30/2017	6/30/2018	6/30/2017	6/30/2018
Net gains on investments	$39.4	$19.1	$88.3	$19.9
Operating expenses	(2.7)	(3.1)	(5.3)	(5.6)
Net income	36.7	16.0	83.0	14.3
Less: net income attributable to redeemable non-controlling interests	16.1	10.7	30.6	12.5
T. Rowe Price Group's portion of net income	$20.6	$5.3	$52.4	$1.8

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

	Three months ended		Six months ended
	6/30/2017	6/30/2018	6/30/2017	6/30/2018
Non-operating income of investments designated as an economic hedge of supplemental savings plan liability	$—	$5.0	$—	$7.9
Compensation expense from market valuation changes in supplemental savings plan liability	—	(3.3)	—	(5.7)
Non-operating income of investments designated as an economic hedge of supplemental savings plan liability less compensation expense	$—	$1.7	$—	$2.2

(3) This non-GAAP adjustment removes the non-operating income that remains after backing out the portion related to the consolidated T. Rowe Price investment products and the investments designated as an economic hedge of our supplemental savings plan liability. Beginning in the second quarter of 2018, we modified the non-GAAP adjustment and no longer adjust for the investment gains recognized on our cash and discretionary investments as the income earned on these assets are considered part of our core operations. The impact on previously reported non-GAAP measures is immaterial. We believe adjusting for the remaining non-operating income helps the reader's ability to understand our core operating results and increases comparability to prior years. Additionally, we do not emphasize the impact of the portion of non-operating income removed when managing and evaluating our performance.

	Three months ended		Six months ended
	6/30/2017	6/30/2018	6/30/2017	6/30/2018
Total non-operating income	$112.0	$34.1	$227.0	$50.2
Less: net investment gains of consolidated T. Rowe Price investment products	39.4	19.1	88.3	19.9
Less: non-operating income from investments designated as an economic hedge of supplemental savings plan liability	—	5.0	—	7.9
Less: investment gains earned on cash and discretionary investments	—	8.0	—	8.0
Total other non-operating income	$72.6	$2.0	$138.7	$14.4

(4) In the first quarter of 2017, we recognized insurance recoveries of $50.0 million related to the Dell appraisal rights matter as a reduction in operating expenses. We believe it is useful to readers of our condensed consolidated statements of income to adjust for these insurance recoveries given the nonrecurring nature of the initial charge and related insurance recoveries.

(5) The income tax impacts were calculated in order to achieve an overall year-to-date non-GAAP effective tax rate of 37.5% for 2017 and 23.3% for 2018. As such, the non-GAAP effective tax rate for the second quarter was 37.7% for 2017 and 22.4% for 2018.

(6) During the second quarter of 2018, we recognized a nonrecurring charge of $20.8 million for an adjustment made to the charge taken in 2017 related to the enactment of U.S. tax reform. We believe it is useful to readers of our consolidated statements of income to adjust for this nonrecurring charge in arriving at net income attributable to T. Rowe Price Group and diluted earnings per share.

(7) During the second quarter of 2018, we recognized a nonrecurring charge of $7.9 million for the remeasurement of our deferred tax assets and liabilities to reflect the effect of Maryland state tax legislation enacted on April 24, 2018. We believe it is useful to readers of our consolidated statements of income to adjust for this nonrecurring charge in arriving at net income attributable to T. Rowe Price Group and diluted earnings per share.

(8) This non-GAAP measure was calculated by applying the two-class method to adjusted net income attributable to T. Rowe Price Group divided by the weighted-average common shares outstanding assuming dilution.

CAPITAL RESOURCES AND LIQUIDITY.

We remain debt-free with ample liquidity, including cash and investments in T. Rowe Price products, as follows:

(in millions)	12/31/2017	6/30/2018
Cash and cash equivalents	$1,902.7	$1,484.4
Discretionary investments	780.3	1,709.1
Total cash and discretionary investments	2,683.0	3,193.5
Redeemable seed capital investments	1,188.9	1,201.1
Investments used to hedge the supplemental savings plan liability	268.2	288.3
Total cash and investments in T. Rowe Price products	$4,140.1	$4,682.9

During the first half of 2018, we rebalanced our cash and discretionary investments portfolio resulting in the reallocation of some cash invested in T. Rowe Price money market funds to certain T. Rowe Price short-term fixed income funds. On July 9, 2018, we signed a letter of intent to sell our 10% holding in Daiwa SB Investments Ltd, which has a carrying value of $0 at June 30, 2018. We expect the sale to close in the third-quarter of 2018 and will recognize the realized gain as part of non-operating income. Like other similar investment gains, this gain will be backed out in our non-GAAP measures.

The cash and discretionary investments in T. Rowe Price products held by our subsidiaries outside the U.S. were $424.5 million at December 31, 2017 and $406.3 million at June 30, 2018.

We increased our quarterly recurring dividend per share in March 2018 by 22.8% to $.70 per share. In the first half of 2018, we expended $450.3 million to repurchase 4.2 million shares, or 1.7%, of our outstanding common stock at an average price of $106.48 per share. These dividends and repurchases were expended using existing cash balances and cash generated from operations. We will generally repurchase our common stock over time to offset the dilution created by our equity-based compensation plans.

Since the end of 2015, we have returned $3.0 billion to stockholders through stock repurchases and our regular quarterly dividends, as follows:

(in millions)	Recurring dividend	Stock repurchases	Total cash returned to stockholders
2016	$541.2	$676.9	$1,218.1
2017	562.6	458.1	1,020.7
Six months ended 6/30/2018	348.8	450.3	799.1
Total	$1,452.6	$1,585.3	$3,037.9

The cash and investment presentation on the condensed consolidated balance sheet is based on how we account for the cash or investment. The following table details how T. Rowe Price Group’s interests in cash and investments relate to where they are presented in the condensed consolidated balance sheet as of June 30, 2018.

(in millions)	Cash and cash equivalents	Investments	Net assets of consolidated T. Rowe Price investment products	6/30/2018
Cash and discretionary investments	$1,484.4	$1,675.1	$34.0	$3,193.5
Seed capital investments	—	231.9	969.2	1,201.1
Investment products used to hedge supplemental savings plan	—	288.3	—	288.3
Total cash and investments in T. Rowe Price products attributable to T. Rowe Price Group	1,484.4	2,195.3	1,003.2	4,682.9
Investment in UTI and other investments	—	264.2	—	264.2
Total cash and investments attributable to T. Rowe Price Group	1,484.4	2,459.5	1,003.2	4,947.1
Redeemable non-controlling interests	—	—	739.2	739.2
As reported on condensed consolidated balance sheet at June 30, 2018	$1,484.4	$2,459.5	$1,742.4	$5,686.3

Our condensed consolidated balance sheet reflects the cash and cash equivalents, investments, other assets and liabilities of those T. Rowe Price investment products we consolidate, as well as redeemable non-controlling interests for the portion of these T. Rowe Price investment products that are held by unrelated third-party investors. Although we can redeem our net interest in these T. Rowe Price investment products at any time, we cannot directly access or sell the assets held by the products to obtain cash for general operations. Additionally, the assets of these T. Rowe Price investment products are not available to our general creditors. Our interest in these T. Rowe Price investment products was used as initial seed capital and is recategorized as discretionary when it is determined by management that the seed capital is no longer needed. We assess the discretionary investment products and when we decide to liquidate our interest, we seek to do so in a way as to not impact the product and ultimately, the unrelated third-party investors.

We anticipate property and equipment expenditures for the full-year 2018 to be about $189 million, of which about two-thirds is planned for technology initiatives. Given the availability of our financial resources, we expect to fund our anticipated capital expenditures with operating resources, and do not maintain an available external source of additional liquidity.

The following table summarizes the cash flows for the six months ended June 30, 2017 and 2018, that are attributable to T. Rowe Price Group, our consolidated T. Rowe Price investment products, and the related eliminations required in preparing the statement.

	Six months ended
	6/30/2017				6/30/2018
(in millions)	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated T. Rowe Price investment products	Elims	As reported	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated T. Rowe Price investment products	Elims	As reported
Cash flows from operating activities
Net income	$759.8	$83.0	$(52.4)	$790.4	$902.6	$14.3	$(1.8)	$915.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization of property and equipment	71.9	—	—	71.9	74.7	—	—	74.7
Stock-based compensation expense	74.2	—	—	74.2	90.8	—	—	90.8
Realized gains on dispositions of available-for-sale T. Rowe Price investment products	(77.9)	—	—	(77.9)	—	—	—	—
Gains recognized upon transfer of an investment in a T. Rowe Price mutual fund from available-for-sale to held as trading	(23.6)	—	—	(23.6)	—	—	—	—
Net gains recognized on investments	(76.3)	—	52.4	(23.9)	(7.2)	—	1.8	(5.4)
Net investments in T. Rowe Price investment products to economically hedge supplemental savings plan liability	(129.0)	—	—	(129.0)	(13.7)	—	—	(13.7)
Net change in trading securities held by consolidated T. Rowe Price investment products	—	(802.0)	—	(802.0)	—	(407.1)	—	(407.1)
Other changes in assets and liabilities	277.0	(15.2)	(2.7)	259.1	281.4	(3.7)	(2.8)	274.9
Net cash provided by (used in) operating activities	876.1	(734.2)	(2.7)	139.2	1,328.6	(396.5)	(2.8)	929.3
Net cash provided by (used in) investing activities	114.1	(45.9)	69.4	137.6	(1,040.7)	(21.7)	118.4	(944.0)
Net cash provided by (used in) financing activities	(652.9)	784.4	(66.7)	64.8	(706.2)	433.6	(115.6)	(388.2)
Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	—	3.8	—	3.8	—	(6.6)	—	(6.6)
Net change in cash and cash equivalents during period	337.3	8.1	—	345.4	(418.3)	8.8	—	(409.5)
Cash and cash equivalents at beginning of year	1,204.9	65.6	—	1,270.5	1,902.7	103.1	—	2,005.8
Cash and cash equivalents at end of period	$1,542.2	$73.7	$—	$1,615.9	$1,484.4	$111.9	$—	$1,596.3

Operating activities attributable to T. Rowe Price Group during the first half of 2018 provided cash flows of $1,328.6 million, an increase of $452.5 million from the 2017 period, as higher net income, non-cash depreciation expense, and non-cash stock-based compensation expense recognized during the first half of 2018 added cash flows of $162.2 million. A decrease of $170.6 million in adjustments for investment gains, including $54.4 million of gains that were recognized in 2017 as part of establishing the economic hedge of the supplemental savings plan liability, also increased cash flows. We invested $129.0 million into certain investment products in 2017 to establish the hedge and invested an additional $13.7 million in 2018 in order to maintain it. Timing differences on the cash settlement of our assets and liabilities, including insurance receivables related to the Dell appraisal rights, increased cash flows by $4.4 million. Our interim operating cash flows do not include the cash impact of variable compensation that is accrued throughout the year before being substantially paid out in December. The remaining change in reported operating cash flows is attributable to the net change in trading securities held in our consolidated investment products’ underlying portfolios.

Net cash used in investing activities that are attributable to T. Rowe Price Group totaled $1,040.7 million in the first half of 2018, compared with $114.1 million of cash provided by investing activities in the 2017 period. During the first half of 2018, we rebalanced our cash and discretionary investments portfolio resulting in the reallocation of cash and cash equivalents of $945.0 million to certain T. Rowe Price fixed income funds. Excluding these reallocations, we also sold other investments in T. Rowe Price products in 2017 receiving net proceeds of $271.3 million, compared with net proceeds of $94.1 million in 2018. A portion of the net proceeds received in 2017 were used to fund the newly established economic hedge of our supplemental savings liability mentioned above. Seed capital provided in the first half of 2018 increased by $49.0 million. Since we consolidate the seed capital in T. Rowe Price investment products, our seed capital was eliminated in preparing our consolidated condensed statement of cash flows. These investing cash flows were offset by a $4.0 million decrease in property and equipment expenditures and a $24.2 million decrease in net cash removed from our balance sheet from consolidating and deconsolidating investment products during the first half of 2018 compared with the 2017 period.

Net cash used in financing activities attributable to T. Rowe Price Group were $706.2 million in the first half of 2018 compared with $652.9 million in the 2017 period. The increase in cash used in financing activities includes a $68.3 million increase in dividends paid resulting from a nearly 23% increase in our quarterly dividend per share offset by a $3.4 million decrease in cash outflows for common stock repurchases. Additionally, the higher stock price in 2018 led to a larger number of stock option exercises resulting in an $18.4 million increase in related cash proceeds compared with the 2017 period. The remaining change in reported cash flows from financing activities is primarily attributable to a $399.7 million decrease in net subscriptions received from redeemable non-controlling interests holders of our consolidated investment products during the first half of 2018 compared to the 2017 period.

CRITICAL ACCOUNTING POLICIES.

The preparation of financial statements often requires the selection of specific accounting methods and policies from among several acceptable alternatives. Further, significant estimates and judgments may be required in selecting and applying those methods and policies in the recognition of the assets and liabilities in our condensed consolidated balance sheets, the revenues and expenses in our condensed consolidated statements of income, and the information that is contained in our significant accounting policies and notes to condensed consolidated financial statements. Making these estimates and judgments requires the analysis of information concerning events that may not yet be complete and of facts and circumstances that may change over time. Accordingly, actual amounts or future results can differ materially from those estimates that we include currently in our condensed consolidated financial statements, significant accounting policies, and notes.

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

NEW ACCOUNTING STANDARDS.

See The Company and Basis of Preparation note within Item 1. Financial Statements for a discussion of newly issued but not yet adopted accounting guidance.

FORWARD-LOOKING INFORMATION.

From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this report, may contain certain forward-looking information, including information or anticipated information relating to: our revenues, net income, and earnings per share on common stock; changes in the amount and composition of our assets under management; our expense levels; the impact of U.S. tax reform enacted in December 2017, and tax changes in Maryland in 2018, including on our estimated effective income tax rate; and our expectations regarding financial markets, future transactions, dividends, investments, capital expenditures, and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A, Risk Factors, of our Form 10-K Annual Report. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

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

Our market risk sensitivity analysis on our investments in T. Rowe Price investment products at June 30, 2018, indicates that the total potential loss in value on these investments is materially the same as what we reported in our Form 10-K Annual Report for 2017. However, the implementation of the new financial instrument guidance would result in the total potential loss in value to be recognized in our condensed consolidated statements of income rather than a portion being recognized within accumulated other comprehensive income in our condensed consolidated balance sheets as discussed in the Form 10-K. Other than these changes there has been no other material change in the information provided in Item 7A of the Form 10-K Annual Report for 2017.

Item 4.	Controls and Procedures.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of June 30, 2018, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the second quarter of 2018, and has concluded that there was no change during the second quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There has been substantial regulatory and legislative activity at federal and state levels regarding standards of care for financial services firms, related to both retirement and taxable accounts. This includes the U.S. Department of Labor’s (DOL) adoption of a fiduciary rule that was ultimately struck down by the Fifth Circuit Court of Appeals and the SEC’s proposal of a package of related rules and interpretations. The ultimate action taken by the DOL, SEC or other applicable regulatory or legislative body may impact our business activities and increase our costs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchase activity during the second quarter of 2018 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April	1,338,212	$105.83	1,295,239	20,954,201
May	153,638	$119.99	—	20,954,201
June	81,435	$124.89	—	20,954,201
Total	1,573,285	$108.20	1,295,239

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorization, outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options, and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the second quarter of 2018, 277,423 were related to shares surrendered in connection with employee stock option exercises and 623 were related to shares withheld to cover tax withholdings associated with the vesting of restricted stock awards.

The 1,295,239 shares of our common stock were repurchased pursuant to the Board of Directors’ December 10, 2015, publicly announced authorization. The maximum number of shares that may yet be purchased as of June 30, 2018, under the Board of Directors’ December 10, 2015, December 6, 2016, and April 26, 2018, publicly announced authorizations is 20,954,201.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On July 25, 2018, we issued an earnings release reporting our results of operations for the second quarter of 2018 and first six months of 2018. A copy of that earnings release is furnished herewith as Exhibit 99. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

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

Item 6.	Exhibits.

The following exhibits required by Item 601 of Regulation S-K are furnished herewith.

3(i)	Charter of T. Rowe Price Group, Inc., as reflected by Articles of Restatement dated June 20, 2018.

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of December 10, 2015. (Incorporated by reference from Form 8-K Current Report filed on December 10, 2015.)

10.03	Transfer Agency and Service Agreement as of January 1, 2018, between T. Rowe Price Services, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 26, 2018.)

10.04	Agreement as of January 1, 2018, between T. Rowe Price Retirement Plan Services, Inc. and certain of the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 26, 2018.)

10.05	Fund Accounting Services Agreement as of August 1, 2015 between T. Rowe Price Associates, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 26, 2018.)

10.16.1	T. Rowe Price Group, Inc. 2018 Annual Incentive Compensation Pool for Executive Officers. (Incorporated by reference from Form 8-K Current Report filed on February 16, 2018).

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99.1	Earnings release issued July 25, 2018, reporting our results of operations for the second quarter and first half of 2018.

101
The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s unaudited condensed consolidated interim financial statements and notes that are included in this Form 10-Q Report.

101.INS XBRL Instance Document (File name: trow-20180630.xml).

101.SCH XBRL Taxonomy Extension Schema Document (File name: trow-20180630.xsd).

101.CAL XBRL Taxonomy Calculation Linkbase Document (File name: trow-20180630_cal.xml).

101.LAB XBRL Taxonomy Label Linkbase Document (File name: trow-20180630_lab.xml).

101.PRE XBRL Taxonomy Presentation Linkbase Document (File name: trow-20180630_pre.xml).

101.DEF XBRL Taxonomy Definition Linkbase Document (File name: trow-20180630_def.xml).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 25, 2018.
T. Rowe Price Group, Inc.

By:    /s/ Céline S. Dufétel
Vice President, Chief Financial Officer and Treasurer