Form 10-Q
period 2018-09-30
PRICE T ROWE GROUP INC
filed 2018-10-25
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
Commission File Number: 000-32191
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
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, October 23, 2018, is 240,654,698.
The exhibit index is at Item 6 on page 49.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2017	9/30/2018
ASSETS
Cash and cash equivalents	$1,902.7	$2,090.6
Accounts receivable and accrued revenue	565.3	583.1
Investments	1,477.3	2,414.4
Assets of consolidated T. Rowe Price investment products ($1,839.6 million at December 31, 2017 and $1,613.8 million at September 30, 2018, related to variable interest entities)	2,048.4	1,917.8
Property and equipment, net	652.0	657.0
Goodwill	665.7	665.7
Other assets	224.0	202.0
Total assets	$7,535.4	$8,530.6

LIABILITIES
Accounts payable and accrued expenses	$216.2	$249.9
Liabilities of consolidated T. Rowe Price investment products ($39.5 million at December 31, 2017 and $61.0 million at September 30, 2018, related to variable interest entities)	55.9	74.7
Accrued compensation and related costs	108.5	511.6
Supplemental savings plan liability	269.3	293.0
Income taxes payable	68.3	80.3
Total liabilities	718.2	1,209.5

Commitments and contingent liabilities

Redeemable non-controlling interests	992.8	860.6

STOCKHOLDERS’ EQUITY
Preferred stock, undesignated, $.20 par value – authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value—authorized 750,000,000; issued 245,111,000 shares at December 31, 2017 and 242,599,000 at September 30, 2018	49.0	48.5
Additional capital in excess of par value	846.1	654.5
Retained earnings	4,932.9	5,788.5
Accumulated other comprehensive loss	(3.6)	(31.0)
Total permanent stockholders’ equity	5,824.4	6,460.5
Total liabilities, redeemable non-controlling interests, and permanent stockholders’ equity	$7,535.4	$8,530.6

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended		Nine months ended
	9/30/2017	9/30/2018	9/30/2017	9/30/2018
Revenues
Investment advisory fees	$1,098.9	$1,263.3	$3,137.6	$3,666.9
Administrative, distribution, and servicing fees	139.8	131.3	419.7	400.7
Net revenues	1,238.7	1,394.6	3,557.3	4,067.6

Operating expenses
Compensation and related costs	417.4	454.3	1,218.6	1,351.7
Distribution and servicing	67.4	71.4	192.0	213.3
Advertising and promotion	14.0	20.2	58.4	63.8
Product-related costs	37.9	37.9	110.9	117.1
Technology, occupancy, and facility costs	86.3	96.5	254.7	283.8
General, administrative, and other	67.2	73.7	194.9	218.8
Nonrecurring insurance recoveries related to Dell appraisal rights matter	—	—	(50.0)	—
Total operating expenses	690.2	754.0	1,979.5	2,248.5

Net operating income	548.5	640.6	1,577.8	1,819.1

Non-operating income
Net gains on investments	28.9	116.1	165.1	147.9
Net gains on consolidated investment products	37.5	8.7	125.8	28.6
Other income (loss)	.9	.1	3.4	(1.4)
Total non-operating income	67.3	124.9	294.3	175.1

Income before income taxes	615.8	765.5	1,872.1	1,994.2
Provision for income taxes	211.6	183.9	677.5	497.5
Net income	404.2	581.6	1,194.6	1,496.7
Less: net income (loss) attributable to redeemable non-controlling interests	13.3	(1.4)	43.9	11.1
Net income attributable to T. Rowe Price Group	$390.9	$583.0	$1,150.7	$1,485.6

Earnings per share on common stock of T. Rowe Price Group
Basic	$1.59	$2.34	$4.67	$5.97
Diluted	$1.56	$2.30	$4.60	$5.85

Dividends declared per share	$.57	$.70	$1.71	$2.10

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three months ended		Nine months ended
	9/30/2017	9/30/2018	9/30/2017	9/30/2018
Net income	$404.2	$581.6	$1,194.6	$1,496.7
Other comprehensive income (loss)
Net unrealized holding gains on available-for-sale investments	4.9	—	37.1	—
Reclassification losses recognized in non-operating income upon dispositions, determined using average cost	(.1)	—	(78.0)	—
Net unrealized losses recognized upon the transfer to trading investments	—	—	(23.6)	—
Total net unrealized holding gains (losses) recognized in other comprehensive income	4.8	—	(64.5)	—
Currency translation adjustments
Consolidated T. Rowe Price investment products - variable interest entities	16.7	(5.8)	53.7	(29.6)
Reclassification losses recognized in non-operating income upon deconsolidation of certain T. Rowe Price investment products	(.1)	—	(.1)	(3.6)
Consolidated T. Rowe Price investment products - variable interest entities, net	16.6	(5.8)	53.6	(33.2)
Equity method investments	1.0	(7.1)	4.5	(6.6)
Total currency translation adjustments	17.6	(12.9)	58.1	(39.8)

Other comprehensive income (loss) before income taxes	22.4	(12.9)	(6.4)	(39.8)
Net deferred tax benefits (income taxes)	(7.1)	2.3	8.2	5.8
Total other comprehensive income (loss)	15.3	(10.6)	1.8	(34.0)

Total comprehensive income	419.5	571.0	1,196.4	1,462.7
Less: comprehensive income (loss) attributable to redeemable non-controlling interests	17.5	(4.7)	57.7	(5.7)
Comprehensive income attributable to T. Rowe Price Group	$402.0	$575.7	$1,138.7	$1,468.4

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS(1)
(in millions)

	Nine months ended
	9/30/2017	9/30/2018
Cash flows from operating activities
Net income	$1,194.6	$1,496.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization of property and equipment	106.9	114.9
Stock-based compensation expense	110.6	135.3
Realized gains on dispositions of available-for-sale T. Rowe Price investment products	(78.0)	—
Gains recognized upon transfer of an investment in a T. Rowe Price mutual fund from available-for-sale to held as trading	(23.6)	—
Net gains recognized on investments	(40.4)	(106.2)
Net investments in T. Rowe Price investment products to economically hedge supplemental savings plan liability	(129.0)	(14.4)
Net change in securities held by consolidated T. Rowe Price investment products	(1,210.5)	(578.3)
Other changes in assets and liabilities	422.2	438.4
Net cash provided by (used in) operating activities	352.8	1,486.4

Cash flows from investing activities
Purchases of T. Rowe Price investment products	(39.0)	(1,118.7)
Dispositions T. Rowe Price investment products	295.8	343.6
Net cash of T. Rowe Price investment products on consolidation (deconsolidation)	(46.0)	(22.5)
Additions to property and equipment	(129.1)	(121.5)
Other investing activity	(6.3)	88.7
Net cash provided by (used in) investing activities	75.4	(830.4)

Cash flows from financing activities
Repurchases of common stock	(456.7)	(543.0)
Common share issuances under stock-based compensation plans	142.8	116.0
Dividends paid to common stockholders of T. Rowe Price Group	(420.8)	(522.3)
Net subscriptions into consolidated T. Rowe Price investment products	1,005.3	486.2
Net cash provided by (used in) financing activities	270.6	(463.1)

Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	6.9	(2.4)

Net change in cash and cash equivalents during period	705.7	190.5
Cash and cash equivalents at end of period, including $65.6 million at December 31, 2016, and $103.1 million at December 31, 2017, held by consolidated T. Rowe Price investment products	1,270.5	2,005.8
Cash and cash equivalents at end of period, including $106.8 million at September 30, 2017, and $105.7 million at September 30, 2018, held by consolidated T. Rowe Price investment products	$1,976.2	$2,196.3
(1) See note 12 for supplementary consolidating cash flow statements.

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2017	245,111	$49.0	$846.1	$4,932.9	$(3.6)	$5,824.4	$992.8
Cumulative effect adjustment upon adoption of new financial instruments and accumulated other comprehensive income guidance on January 1, 2018(1)	—	—	—	22.4	(7.9)	14.5	—
Reclassification adjustment of stranded tax benefits on currency translation adjustments upon adoption of new accumulated other comprehensive income guidance on January 1, 2018	—	—	—	2.3	(2.3)	—	—
Balances at January 1, 2018	245,111	49.0	846.1	4,957.6	(13.8)	5,838.9	992.8
Net income	—	—	—	1,485.6	—	1,485.6	11.1
Other comprehensive income (loss), net of tax	—	—	—	—	(17.2)	(17.2)	(16.8)
Dividends declared	—	—	—	(522.5)	—	(522.5)	—
Common stock-based compensation plans activity
Shares issued upon option exercises	2,770.6		116.6	—	—	117.2	—
Restricted shares issued, net of shares withheld for taxes	8	—	(.1)	—	—	(.1)	—
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	71	—	(1.9)	—	—	(1.9)	—
Forfeiture of restricted awards	(8)	—	—	—	—	—	—
Stock-based compensation expense	—	—	135.3	—	—	135.3	—
Restricted stock units issued as dividend equivalents	—	—	.1	(.1)	—	—	—
Common shares repurchased	(5,353)	(1.1)	(441.6)	(132.1)	—	(574.8)	—
Net subscriptions into consolidated T. Rowe Price investment products	—	—	—	—	—	—	468.5
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	(595.0)
Balances at September 30, 2018	242,599	$48.5	$654.5	$5,788.5	$(31.0)	$6,460.5	$860.6
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

The unaudited interim financial information contained in these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2017 Annual Report.

NEW ACCOUNTING GUIDANCE.

We adopted Accounting Standards Codification Topic 606: Revenue from Contracts with Customers (ASC 606), on January 1, 2018, using the retrospective method, which required adjustments to be reflected as of January 1, 2016. In connection with the adoption of this guidance, we reevaluated all of our revenue contracts and determined that the new guidance does not change the timing of when we recognize revenue. However, we did conclude that certain fees earned from the U.S. mutual funds associated with our mutual fund transfer agent, accounting, shareholder servicing, and participant recordkeeping activities could no longer be reported net of the expenses paid to third parties that perform such services, as we are deemed, under the guidance, to have control over the services before they are transferred to the U.S. mutual funds. No transition-related practical expedients were applied. Certain immaterial balance sheet reclassifications were made to conform to the 2018 presentation and all related note disclosures have been recast. Updates to our revenue recognition disclosures are included in Note 2 - Information about Receivables, Revenues, and Services and our updated revenue recognition accounting policy is included in the Summary of Significant Accounting Policies section below.

The impact of ASC 606 and other income statement reclassifications, as previously described, on the unaudited condensed consolidated statements of income for each quarter of 2017 follows:

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
(1) The “As previously reported” column aggregates the administrative fees and distribution and servicing fees lines presented in the income statement in prior year.
(2) The “As previously reported” column aggregates the depreciation and amortization of property and equipment and occupancy and facility costs lines presented in the income statement in prior year.

We adopted Accounting Standards Update No. 2016-01 — Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities on January 1, 2018. This update addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. After January 1, 2018, the guidance requires substantially all equity investments in non-consolidated entities to be measured at fair value with changes recognized in earnings, except for those accounted for using the equity method of accounting. As such, the guidance eliminated the available-for-sale investment category for equity securities. Prior to this guidance, unrealized holding gains for available-for-sale equity securities were recognized in accumulated other comprehensive income. Upon adoption, we reclassified a net unrealized holding gain of $7.9 million, net of taxes, related to our $597.1 million available-for-sale investment portfolio from accumulated other comprehensive income to retained earnings. Additionally, certain investments that do not have readily available market prices or quotations will be measured at fair value, under the new guidance, as we elected to use their calculated and reported net asset value (NAV) per share as a practical expedient for measuring their fair value in accordance with ASC 946. As such, we recognized a cumulative adjustment to retained earnings of $14.5 million to adjust investments previously accounted for as cost method investments to fair value on January 1, 2018. The corresponding increase in the investments’ carrying value and related deferred taxes was $19.5 million and $5.0 million, respectively. Our updated investments policy is included in the Summary of Significant Accounting Policies section below.

We adopted Accounting Standards Update No. 2018-02 — Reclassification of certain tax effects from accumulated other comprehensive income on January 1, 2018. This guidance permits tax effects stranded in accumulated other comprehensive income resulting primarily from the enactment of U.S. tax reform bill, originally known as the Tax Cuts and Jobs Act of 2017, to be reclassified to retained earnings either on January 1, 2018, or retrospectively. We elected to adopt the guidance on January 1, 2018, and reclassified $2.3 million of stranded tax benefits related to currency translation adjustments to retained earnings. The stranded income taxes related to our available-for-sale investment portfolio at December 31, 2017, were reclassified to retained earnings with the adoption of Accounting Standards Update No. 2016-01 on January 1, 2018. Our updated comprehensive income policy is included in the Summary of Significant Accounting Policies section below.

NEWLY ISSUED BUT NOT YET ADOPTED ACCOUNTING GUIDANCE.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 — Leases (Topic 842). The update seeks to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standards update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We plan to adopt this standard on January 1, 2019, using a modified retrospective approach without restating prior comparative periods. We will also adopt certain available practical expedients that will alleviate complexities related to the implementation. While we continue to finalize the impact this standard will have on our financial position and results of operations, we currently expect to record a right-of-use asset and a lease liability in the range of approximately $115 million to $140 million related to our operating leases, primarily our real-estate leases. We do not expect the adoption will have a material impact on our results of operations.

In August 2018, the FASB issued Accounting Standards Update No. 2018-15 — Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This update provides additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact this standard will have on our financial position and results of operations.

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our unaudited condensed consolidated statements, including those we have not yet adopted. We do not believe that any such guidance has or will have a material effect on our financial position or results of operations.

U.S. TAX REFORM AND NEWLY ENACTED MARYLAND TAX LEGISLATION.

The income tax provision for the nine months ended September 30, 2018 includes an additional nonrecurring charge of $20.8 million related to the enactment of U.S. tax reform as the firm adjusted its deferred tax asset and liability re-measurement estimates recorded at December 31, 2017. We also recognized a nonrecurring charge of $7.9 million during the nine months ended September 30, 2018 for the re-measurement of our deferred tax assets and liabilities to reflect the effect of Maryland state tax legislation enacted on April 24, 2018. This new state tax legislation, effective in 2018, adopted a five-year phase-in of the single sales factor method of apportionment for calculating income tax for multi-state companies doing business in Maryland and is expected to result in a net benefit over time. We continue to evaluate the impact of U.S. tax reform and the Maryland state tax legislation on our estimates and expectations due to changes in our interpretations of the law, assumptions used in applying the law, and additional guidance concerning the law that may be issued.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Revenue recognition.

Our revenue is earned from investment advisory, administrative, and distribution services we provide to our clients. Each distinct service we promise in our agreements is considered a performance obligation and is the basis for determining when we recognize revenue. The fees are allocated to each distinct performance obligation and we recognize revenue when, or as, we satisfy our promises. The consideration for our services is generally variable and included in net revenues, when it is improbable that a significant reversal could occur in the future. For certain client agreements, we have the discretion to hire a third party to provide services to our clients. In these circumstances, we are generally deemed to control the services before transferring them to our clients, and accordingly present the revenues gross of the related third-party costs. The timing of when we bill our clients and related payment terms vary in accordance with agreed-upon contractual terms. For the majority of our agreements, billing occurs after we have recognized revenue, which results in accounts receivable and accrued revenue. For an insignificant portion of our contracts, billing occurs in advance of providing services, which results in deferred revenue within the accounts payable and accrued expenses line of our unaudited condensed consolidated balance sheets.

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
Investment advisory agreements with T. Rowe Price investment products regulated outside the U.S. generally have two performance obligations; one for investment management and one for distribution. For these agreements, we allocate the management fee to each performance obligation using our best estimate of the standalone fee of each of these services. The performance obligation for providing investment management services, like our other advisory contracts, is satisfied over time and revenue is recognized as time passes. The performance obligation for distribution is satisfied at the point in time when an investor makes an investment into the product. Accordingly, a portion of the investment advisory fees earned from these products relate to distribution performance obligations that were satisfied during prior periods. These distribution fees are reported within the investment advisory fees line of our unaudited condensed consolidated statements of income.
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

We elected to value our interest in investment partnerships, for which market prices or quotations are not readily available, at fair value using the NAV per share as a practical expedient for measuring fair value.

Changes in the fair values of all these investments are reflected in non-operating income in our unaudited condensed consolidated statements of income.

Equity method investments
Equity method investments consist of investments in entities, including T. Rowe Price investment products, for which we have the ability to exercise significant influence over the operating and financial policies of the investee. The carrying values of these investments are adjusted to reflect our proportionate share of the investee's net income or loss, any unrealized gain or loss resulting from the translation of foreign-denominated financial statements into U.S. dollars, and dividends received. Our proportionate share of income or loss is included in non-operating income in our unaudited condensed consolidated statements of income. As permitted under existing accounting guidance, we adopted a policy by which we recognize our share of UTI Asset Management Company Limited’s (UTI) earnings on a quarter lag as current financial information is not available in a timely manner. The basis difference between our carrying value and our proportionate share of UTI’s book value is primarily related to consideration paid in excess of the stepped-up basis of assets and liabilities on the date of purchase.

Comprehensive income.

The components of comprehensive income are presented in a separate statement following our unaudited condensed consolidated statements of income and include net income, the change in our currency translation adjustments, and prior to 2018, the change in net unrealized security holding gains (losses) on investments classified as available-for-sale. The currency translation adjustments result from translating our proportionate share of the financial statements of UTI, our equity method investment, and certain consolidated T. Rowe Price investment products into U.S. dollars. Assets and liabilities are translated into U.S. dollars using year-end exchange rates, and revenues and expenses are translated using weighted-average exchange rates for the period.

The changes in accumulated balances of each component of other comprehensive income, the deferred tax impacts of each component, and information about significant items reclassified out of accumulated other comprehensive income are presented in the notes to the financial statements. The notes also indicate the line item of our unaudited condensed consolidated statements of income to which the significant reclassifications were recognized.

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

NOTE 2 – INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Revenues earned during the three- and nine-month periods ended September 30, 2017 and 2018 under agreements with clients include:

	Three months ended 9/30/2017				Three months ended 9/30/2018
		Administrative, distribution, and servicing fees				Administrative, distribution, and servicing fees
(in millions)	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues
U.S. mutual funds	$786.1	$83.2	$37.4	$906.7	$877.3	$72.3	$34.6	$984.2
Subadvised and separate accounts and other investment products	312.8	—	—	312.8	386.0	—	—	386.0
Other	—	19.2	—	19.2	—	24.4	—	24.4
	$1,098.9	$102.4	$37.4	$1,238.7	$1,263.3	$96.7	$34.6	$1,394.6

	Nine months ended 9/30/2017				Nine months ended 9/30/2018
		Administrative, distribution, and servicing fees				Administrative, distribution, and servicing fees
(in millions)	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues
U.S. mutual funds	$2,259.9	$253.1	$109.0	$2,622.0	$2,557.1	$228.5	$106.7	$2,892.3
Subadvised and separate accounts and other investment products	877.7	—	—	877.7	1,109.8	—	—	1,109.8
Other	—	57.6	—	57.6	—	65.5	—	65.5
	$3,137.6	$310.7	$109.0	$3,557.3	$3,666.9	$294.0	$106.7	$4,067.6

The following table details the investment advisory fees earned from clients by their underlying asset class.

	Three months ended		Nine months ended
(in millions)	9/30/2017	9/30/2018	9/30/2017	9/30/2018
U.S. mutual funds
Equity and blended assets	$657.0	$745.5	$1,880.1	$2,169.0
Fixed income, including money market	129.1	131.8	379.8	388.1
	786.1	877.3	2,259.9	2,557.1
Subadvised and separate accounts and other investment products
Equity and blended assets	259.6	326.0	727.8	931.0
Fixed income, including money market	53.2	60.0	149.9	178.8
	312.8	386.0	877.7	1,109.8
Total	$1,098.9	$1,263.3	$3,137.6	$3,666.9

The following table summarizes the investment portfolios and assets under management on which we earn investment advisory fees.

	Average during		Average during
	Three months ended		Nine months ended		As of
(in billions)	9/30/2017	9/30/2018	9/30/2017	9/30/2018	12/31/2017	9/30/2018
U.S. mutual funds
Equity and blended assets	$452.9	$511.6	$438.2	$500.8	$480.5	$515.1
Fixed income, including money market	123.2	129.9	119.6	128.6	125.8	129.7
	576.1	641.5	557.8	629.4	606.3	644.8
Subadvised and separate accounts and other investment products
Equity and blended assets	264.6	331.8	247.0	318.4	291.9	338.8
Fixed income, including money market	86.7	99.1	81.5	97.2	92.9	100.2
	351.3	430.9	328.5	415.6	384.8	439.0
Total	$927.4	$1,072.4	$886.3	$1,045.0	$991.1	$1,083.8

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for 5.8% and 6.0% of our assets under management at December 31, 2017, and September 30, 2018, respectively.

Total net revenues earned from T. Rowe Price investment products aggregate $1,031.8 million and $1,151.5 million for the three months ended September 30, 2017 and 2018, respectively. Fees earned during the nine months ended September 30, 2017 and 2018 total $2,961.8 million and $3,366.9 million, respectively. Accounts receivable from these products aggregate to $371.9 million at December 31, 2017, and $380.6 million at September 30, 2018.

NOTE 3 – INVESTMENTS.

The carrying values of our investments that are not part of the consolidated T. Rowe Price investment products are as follows:

(in millions)	12/31/2017	9/30/2018
Investments held at fair value
T. Rowe Price investment products (1)	$692.1	$1,344.2
T. Rowe Price investment products designated as an economic hedge of supplemental savings plan liability	268.2	294.6
Investment partnerships and other investments(2)	78.0	97.2
Equity method investments
T. Rowe Price investment products	277.4	514.2
26% interest in UTI Asset Management Company Limited (India)	155.8	158.6
Investment partnerships and other investments	4.8	4.6
U.S. Treasury note	1.0	1.0
Total	$1,477.3	$2,414.4
(1) Includes $597.1 million of investments at December 31, 2017, that were previously reported as available-for-sale investments prior to the adoption of the new financial instruments guidance on January 1, 2018. Refer to Note 1 for more information.
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

During the three- and nine-month periods ended September 30, 2018, we recognized in net gains on investments $11.3 million and $17.4 million, respectively, of net unrealized gains on investments held at fair value that were still held at September 30, 2018. For the three- and nine-month periods ended September 30, 2017, the majority of unrealized gains or losses on investments held at fair value are included and presented with other comprehensive income.

During the nine month periods ended September 30, 2017 and September 30, 2018, certain T. Rowe Price investment products in which we provided initial seed capital at the time of formation were deconsolidated, as we no longer had a controlling interest. Depending on our ownership interest, we are now reporting our residual interests in these T. Rowe Price investment products as either an equity method investment or an investment held at fair value. Additionally, during the nine month periods ended September 30, 2017 and September 30, 2018, certain T. Rowe Price investment products that were being accounted for as equity method investments were consolidated, as we regained a controlling interest. The net impact of these changes on our unaudited condensed consolidated balance sheets and statements of income as of the dates the portfolios were deconsolidated or reconsolidated is detailed below.

	Three months ended		Nine months ended
(in millions)	9/30/2017	9/30/2018	9/30/2017	9/30/2018
Net increase (decrease) in assets of consolidated T. Rowe Price investment products	$13.5	$(41.1)	$(1,060.5)	$(701.5)
Net increase (decrease) in liabilities of consolidated T. Rowe Price investment products	$—	$(0.6)	$(133.6)	$17.9
Net increase (decrease) in redeemable non-controlling interests	$7.9	$(19.8)	$(779.3)	$(595.0)

Gains (losses) recognized upon deconsolidation	$.1	$—	$.1	$3.6

The gains or losses recognized upon deconsolidation were the result of reclassifying currency translation adjustments accumulated on certain T. Rowe Price investment products with non-USD functional currencies from accumulated other comprehensive income to non-operating income.

During the third quarter of 2018, we sold our 10% holding in Daiwa SB Investments Ltd. The realized gain is recognized in net gains on investments on our unaudited condensed consolidated statement of income and represents the majority of the increase over the prior year periods.

VARIABLE INTEREST ENTITIES.

Our investments at December 31, 2017 and September 30, 2018, include interests in variable interest entities that we do not consolidate as we are not deemed the primary beneficiary. Our maximum risk of loss related to our involvement with these entities is as follows:

(in millions)	12/31/2017	9/30/2018
Investment carrying values	$129.2	$136.1
Unfunded capital commitments	38.8	30.6
Uncollected investment advisory and administrative fees	7.7	10.7
	$175.7	$177.4

The unfunded capital commitments totaling $38.8 million and $30.6 million at December 31, 2017 and September 30, 2018, respectively, relate primarily to the investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be called under certain circumstances.

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

These levels are not necessarily an indication of the risk or liquidity associated with our investments. The following table summarizes our investments that are recognized in our unaudited condensed consolidated balance sheets using fair value measurements determined based on the differing levels of inputs. This table excludes investments held by consolidated T. Rowe Price investment products which are presented separately on our unaudited condensed consolidated balance sheets and are detailed in Note 5.

	12/31/17		9/30/18
(in millions)	Level 1	Level 2	Level 1	Level 2
Cash equivalents held in T. Rowe Price money market funds	$1,726.4	$—	$1,747.9	$—
T. Rowe Price investment products(1)	942.9	17.4	1,618.9	19.9
Total	$2,669.3	$17.4	$3,366.8	$19.9
(1) Includes $597.1 million of investments at December 31, 2017 that were previously reported as available-for sale investments prior to the adoption of new financial instruments guidance on January 1, 2018. Refer to Note 1 for more information.

At September 30, 2018, the reported investments held at fair value in Note 3 include $97.2 million of investments that are carried at fair value using the NAV per share as a practical expedient. These investments are not required to be included in the fair value hierarchy levels above.

NOTE 5 – CONSOLIDATED T. ROWE PRICE INVESTMENT PRODUCTS.

The T. Rowe Price investment products that we consolidate in our unaudited condensed consolidated financial statements are generally those products we provided initial seed capital at the time of their formation and have a controlling interest. Our U.S. mutual funds are considered voting interest entities, while those regulated outside the U.S. are considered variable interest entities.

The following table details the net assets of the consolidated T. Rowe Price investment products:

	12/31/2017			9/30/2018
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Cash and cash equivalents(1)	$7.1	$96.0	$103.1	$17.9	$87.8	$105.7
Investments(2)	188.8	1,725.7	1,914.5	277.4	1,504.1	1,781.5
Other assets	12.9	17.9	30.8	8.7	21.9	30.6
Total assets	208.8	1,839.6	2,048.4	304.0	1,613.8	1,917.8
Liabilities	16.4	39.5	55.9	13.7	61.0	74.7
Net assets	$192.4	$1,800.1	$1,992.5	$290.3	$1,552.8	$1,843.1

Attributable to T. Rowe Price Group	$131.6	$868.1	$999.7	$190.9	$791.6	$982.5
Attributable to redeemable non-controlling interests	60.8	932.0	992.8	99.4	761.2	860.6
	$192.4	$1,800.1	$1,992.5	$290.3	$1,552.8	$1,843.1
(1) Cash and cash equivalents includes $6.2 million and $17.6 million at December 31, 2017 and September 30, 2018, respectively, of investments in T. Rowe Price money market mutual funds.
(2) Investments include $15.0 million and $46.8 million at December 31, 2017 and September 30, 2018, respectively, of T. Rowe Price investment products.

Although we can redeem our net interest in these T. Rowe Price investment products at any time, we cannot directly access or sell the assets held by these products to obtain cash for general operations. Additionally, the assets of these investment products are not available to our general creditors.

Since third party investors in these investment products have no recourse to our credit, our overall risk related to the net assets of consolidated T. Rowe Price investment products is limited to valuation changes associated with our net interest. We, however, are required to recognize the valuation changes associated with all underlying investments held by these products in our unaudited condensed consolidated statements of income, and disclose the portion attributable to third party investors as net income attributable to redeemable non-controlling interests.

The operating results of the consolidated T. Rowe Price investment products for the three- and nine-months ended September 30, 2017 and 2018 are reflected in our unaudited condensed consolidated statements of income as follows:

	Three months ended
	9/30/2017			9/30/2018
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(.4)	$(2.8)	$(3.2)	$(.6)	$(3.0)	$(3.6)
Net investment income reflected in non-operating income	4.6	32.9	37.5	5.0	3.7	8.7
Impact on income before taxes	$4.2	$30.1	$34.3	$4.4	$.7	$5.1

Net income attributable to T. Rowe Price Group	$3.1	$17.9	$21.0	$2.8	$3.7	$6.5
Net income attributable to redeemable non-controlling interests	1.1	12.2	13.3	1.6	(3.0)	(1.4)
	$4.2	$30.1	$34.3	$4.4	$.7	$5.1

	Nine months ended
	9/30/2017			9/30/2018
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(.9)	$(7.6)	$(8.5)	$(1.3)	$(7.9)	$(9.2)
Net investment income reflected in non-operating income	14.7	111.1	125.8	4.4	24.2	28.6
Impact on income before taxes	$13.8	$103.5	$117.3	$3.1	$16.3	$19.4

Net income attributable to T. Rowe Price Group	$10.4	$63.0	$73.4	$1.5	$6.8	$8.3
Net income attributable to redeemable non-controlling interests	3.4	40.5	43.9	1.6	9.5	11.1
	$13.8	$103.5	$117.3	$3.1	$16.3	$19.4

The operating expenses of these consolidated investment products are reflected in other operating expenses. In preparing our unaudited condensed consolidated financial statements, we eliminated operating expenses of $1.4 million and $1.5 million for the three months ended September 30, 2017 and 2018, respectively, against the investment advisory and administrative fees earned from these portfolios. Operating expenses eliminated for the nine months ended September 30, 2017 and 2018, were $3.2 million and $4.6 million, respectively. The net investment income reflected in non-operating income includes dividend and interest income and realized and unrealized gains and losses on the underlying securities held by the consolidated T. Rowe Price investment products.

The table below details the impact of these consolidated investment products on the individual lines of our unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2018.

	Nine months ended
	9/30/2017			9/30/2018
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Net cash provided by (used in) operating activities	$(28.0)	$(1,078.1)	$(1,106.1)	$(40.7)	$(529.7)	$(570.4)
Net cash provided by (used in) investing activities	(6.1)	(39.9)	(46.0)	(.8)	(21.7)	(22.5)
Net cash provided by (used in) financing activities	33.3	1,153.1	1,186.4	52.3	545.6	597.9
Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	—	6.9	6.9	—	(2.4)	(2.4)
Net change in cash and cash equivalents during period	(.8)	42.0	41.2	10.8	(8.2)	2.6
Cash and cash equivalents at beginning of year	10.3	55.3	65.6	7.1	96.0	103.1
Cash and cash equivalents at end of period	$9.5	$97.3	$106.8	$17.9	$87.8	$105.7

The net cash provided by financing activities during nine months ended September 30, 2017 and 2018 includes $181.1 million and $111.7 million, respectively, of net subscriptions we made into the consolidated T. Rowe Price investment products, net of dividends received. These cash flows were eliminated in consolidation.

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

	12/31/17		9/30/18
(in millions)	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents	$6.2	$.7	$17.6	$.1
Equity securities	536.0	667.5	224.3	601.9
Fixed income securities	—	687.4	—	933.2
Other investments	1.3	22.3	1.6	20.5
	$543.5	$1,377.9	$243.5	$1,555.7

Liabilities	$(.1)	$(13.7)	$(.3)	$(7.9)

NOTE 6 – STOCKHOLDERS’ EQUITY.

Regular cash dividends declared per share during the nine months ended September 30, 2017and 2018 were $1.71 and $2.10, respectively.

At September 30, 2018, a liability of $31.8 million is included in accounts payable and accrued expenses for common stock repurchases that settled by October 2, 2018.

NOTE 7 – STOCK-BASED COMPENSATION.

STOCK OPTIONS.

The following table summarizes the status of, and changes in, our stock options during the nine months ended September 30, 2018.

	Options	Weighted- average exercise price
Outstanding at December 31, 2017	15,221,123	$66.98
Exercised	(3,678,053)	$60.64
Forfeited	(46,490)	$75.96
Expired	(14,364)	$71.15
Outstanding at September 30, 2018	11,482,216	$68.97
Exercisable at September 30, 2018	7,460,677	$65.35

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of, and changes in, our nonvested restricted shares and restricted stock units during the nine months ended September 30, 2018.

	Restricted shares	Restricted stock units	Weighted-average fair value
Nonvested at December 31, 2017	473,115	5,556,911	$82.37
Time-based grants	8,775	29,587	$112.46
Vested	(20,580)	(55,148)	$71.62
Forfeited	(8,092)	(99,186)	$78.16
Nonvested at September 30, 2018	453,218	5,432,164	$82.78

Nonvested at September 30, 2018, includes 7,200 performance-based restricted shares and 406,412 performance-based restricted stock units. These performance-based restricted shares and units include 7,200 restricted shares and 291,958 restricted stock units for which the performance period has lapsed, and the performance threshold has been met.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense (in millions) to be recognized over the remaining vesting periods of the stock-based awards outstanding at September 30, 2018. Estimated future compensation expense will change to reflect future grants of restricted stock awards and units, future option grants, changes in the probability of performance thresholds being met, and adjustments for actual forfeitures.

Fourth quarter 2018	$40.4
2019	96.2
2020 through 2023	79.5
Total	$216.1

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

	Three months ended		Nine months ended
(in millions)	9/30/2017	9/30/2018	9/30/2017	9/30/2018
Net income attributable to T. Rowe Price Group	$390.9	$583.0	$1,150.7	$1,485.6
Less: net income allocated to outstanding restricted stock and stock unit holders	8.8	13.7	26.0	34.8
Net income allocated to common stockholders	$382.1	$569.3	$1,124.7	$1,450.8

Weighted-average common shares
Outstanding	240.3	242.8	240.7	243.1
Outstanding assuming dilution	244.4	247.5	244.3	248.2

The following table shows the weighted-average outstanding stock options that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive.

	Three months ended		Nine months ended
(in millions)	9/30/2017	9/30/2018	9/30/2017	9/30/2018
Weighted-average outstanding stock options excluded	2.1	—	6.7	—

NOTE 9 – OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME.

The following table presents the impact of the components of other comprehensive income or loss on deferred tax benefits (income taxes).

	Three months ended		Nine months ended
(in millions)	9/30/2017	9/30/2018	9/30/2017	9/30/2018
Net deferred tax benefits (income taxes) on:
Net unrealized holding gains or losses	$(1.9)	$—	$(14.4)	$—
Reclassification adjustments recognized in the provision for income taxes:
Net gains realized on dispositions	—	—	30.5	—
Net gains recognized upon transfer to trading investments	—	—	9.2	—
Net deferred tax benefits (income taxes) on net unrealized holding gains or losses	(1.9)	—	25.3	—
Currency translation adjustments	(5.2)	2.3	(17.1)	4.9
Reclassification adjustment recognized in the provision for income taxes upon deconsolidation of T. Rowe Price investment products	—	—	—	.9
Total deferred tax benefits (income taxes) on currency translation adjustments	(5.2)	2.3	(17.1)	5.8
Total net deferred tax benefits (income taxes)	$(7.1)	$2.3	$8.2	$5.8
The changes in each component of accumulated other comprehensive income (loss), including reclassification adjustments for nine months ended September 30, 2018 are presented in the table below.

		Currency translation adjustments
(in millions)	Net unrealized holding gains	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments	Total
Balances at December 31, 2017	$7.9	$(30.6)	$19.1	$(11.5)	$(3.6)
Reclassification of unrealized holding gains to retained earnings upon adoption of new financial instruments guidance(1)	(7.9)	—	—	—	(7.9)
Reclassification adjustment of stranded tax benefits on currency translation adjustments upon adoption of new accumulated other comprehensive income guidance	—	(6.4)	4.1	(2.3)	(2.3)
Balance at January 1, 2018	—	(37.0)	23.2	(13.8)	(13.8)
Other comprehensive income before reclassifications and income taxes	—	(6.6)	(12.8)	(19.4)	(19.4)
Reclassification adjustments recognized in non-operating income	—	—	(3.6)	(3.6)	(3.6)
	—	(6.6)	(16.4)	(23.0)	(23.0)
Net deferred tax income taxes	—	1.5	4.3	5.8	5.8
Other comprehensive income (loss)	—	(5.1)	(12.1)	(17.2)	(17.2)
Balances at September 30, 2018	$—	$(42.1)	$11.1	$(31.0)	$(31.0)
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

In accordance with the compensation payment, the Clients agreed that in the event the findings made by the Court regarding the fair value of Dell or the amount of interest to be applied were modified by a final, non-appealable judgment, T. Rowe Price and the Clients would make an appropriate adjustment between themselves, calculated in a manner that is consistent with the methodology used to compensate Clients. In December 2016, several parties, including Dell and the successful appraisal petitioners, filed appeals to the Delaware Supreme Court to challenge the Court’s valuation ruling. On December 14, 2017, the Delaware Supreme Court reversed the judgment and remanded the case for further proceedings, with language suggesting that the deal price of $13.75 may be the ultimate outcome. All parties have settled with Dell for amounts ranging from $13.75 to $13.83 per share.

On October 9, 2018, the Court entered the last final non-appealable order dismissing the case with prejudice, so Clients will be expected to repay any overpayment using the methodology used to calculate the original payment. We estimate that the first $15.2 million reclaimed from our Clients would be paid back to T. Rowe Price Group. We would then be required to repay any additional reclaimed funds to our insurers in a specific order.

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

NOTE 12 – SUPPLEMENTARY CONSOLIDATING CASH FLOW STATEMENTS.

The following table summarizes the cash flows for the nine months ended September 30, 2017 and 2018, that are attributable to T. Rowe Price Group, our consolidated T. Rowe Price investment products and the related eliminations (elims) required in preparing the statements.

	Nine months ended
	9/30/2017				9/30/2018
(in millions)	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated T. Rowe Price investment products	Elims	As reported	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated T. Rowe Price investment products	Elims	As reported
Cash flows from operating activities
Net income	$1,150.7	$117.3	$(73.4)	$1,194.6	$1,485.6	$19.4	$(8.3)	$1,496.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization of property and equipment	106.9	—	—	106.9	114.9	—	—	114.9
Stock-based compensation expense	110.6	—	—	110.6	135.3	—	—	135.3
Realized gains on dispositions of available-for-sale T. Rowe Price investment products	(78.0)	—	—	(78.0)	—	—	—	—
Gains recognized upon transfer of an investment in a T. Rowe Price mutual fund from available-for-sale to held as trading	(23.6)	—	—	(23.6)	—	—	—	—
Net gains recognized on investments	(113.8)	—	73.4	(40.4)	(114.5)	—	8.3	(106.2)
Net investments in T. Rowe Price investment products to economically hedge supplemental savings plan liability	(129.0)	—	—	(129.0)	(14.4)	—	—	(14.4)
Net change in trading securities held by consolidated T. Rowe Price investment products	—	(1,210.5)	—	(1,210.5)	—	(578.3)	—	(578.3)
Other changes in assets and liabilities	438.6	(12.9)	(3.5)	422.2	454.0	(11.5)	(4.1)	438.4
Net cash provided by (used in) operating activities	1,462.4	(1,106.1)	(3.5)	352.8	2,060.9	(570.4)	(4.1)	1,486.4
Net cash provided by (used in) investing activities	(63.2)	(46.0)	184.6	75.4	(923.7)	(22.5)	115.8	(830.4)
Net cash provided by (used in) financing activities	(734.7)	1,186.4	(181.1)	270.6	(949.3)	597.9	(111.7)	(463.1)
Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	—	6.9	—	6.9	—	(2.4)	—	(2.4)
Net change in cash and cash equivalents during period	664.5	41.2	—	705.7	187.9	2.6	—	190.5
Cash and cash equivalents at beginning of year	1,204.9	65.6	—	1,270.5	1,902.7	103.1	—	2,005.8
Cash and cash equivalents at end of period	$1,869.4	$106.8	$—	$1,976.2	$2,090.6	$105.7	$—	$2,196.3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
T. Rowe Price Group, Inc.:

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries ("the Company") as of September 30, 2018, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2018 and 2017, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2018 and 2017, the related condensed consolidated statement of stockholders' equity for the nine-month period ended September 30, 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
October 25, 2018

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW.

Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in U.S. mutual funds and other investment products. The other investment products include: separately managed accounts, subadvised funds, and other T. Rowe Price products including collective investment trusts, open-ended investment products offered to investors outside the U.S., and products offered through variable annuity life insurance plans in the U.S. Investment advisory clients domiciled outside the U.S. account for 6.0% of our assets under management at September 30, 2018.

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

We remain debt-free with ample liquidity and resources that allow us to take advantage of attractive growth opportunities; invest in key capabilities, including investment professionals, technologies, and new product offerings; and, most importantly, provide our clients with strong investment management expertise and service both now and in the future. We expect to continue our investment in long-term initiatives to sustain and deepen our investment talent, add investment capabilities both in terms of new strategies and new investment vehicles, expand capabilities through enhanced technology, and broaden our distribution reach globally. We currently expect our 2018 non-GAAP operating expenses to grow in the range of 8% to 11%. This expense growth range factors in a number of cost optimization efforts and any contemplated uses of our expected U.S. tax reform benefits.

MARKET TRENDS.

Led by large-caps, U.S. stocks climbed in the third quarter of 2018, lifting major domestic stock indexes to new all-time highs. Strong corporate earnings reports and economic growth-boosted by tax cuts in last year’s tax reform legislation-propelled the market’s advance. The U.S.-China trade dispute continued, with each country implementing or threatening to implement tariffs on various imports. However, the U.S. reached new trade deals with Mexico and with Canada that will replace the North American Free Trade Agreement, as well as with South Korea.

Stocks in developed non-U.S. markets produced gains but substantially lagged U.S. shares, hindered in part by a stronger dollar versus various currencies. In U.S. dollar terms, developed Asian markets were mixed, but Japanese shares led the region with a gain of almost 4%. European markets were also mixed. Oil-producer Norway produced strong returns, but Italian shares fell more than 4%, as sovereign bond yields climbed due to expectations for increased government spending and a widening budget deficit. UK shares sagged close to 2%, due in part to continued uncertainty about the terms of its withdrawal from the European Union.

Returns in emerging equity markets varied widely, as currencies in some developing markets remained under pressure. Chinese equities lost 7%, but Thailand’s market soared almost 14%, supported by strong economic growth. In emerging Europe, Russian shares advanced more than 6% amid rising oil prices, whereas stocks in Turkey plunged more than 20% due to lira weakness, surging sovereign bond yields, slowing growth, and deteriorating U.S.-Turkey relations. In Latin America, Mexican shares rose almost 7%, as political uncertainty dissipated following the July 1 presidential election. Brazilian shares rose 6% despite significant uncertainty ahead of October’s elections.

Returns of several major equity market indexes for the three- and nine-month periods ended September 30, 2018, are as follows:

	Three months ended	Nine months ended
Index	9/30/2018	9/30/2018
S&P 500 Index	7.7%	10.6%
NASDAQ Composite Index(1)	7.1%	16.6%
Russell 2000 Index	3.6%	11.5%
MSCI EAFE (Europe, Australasia, and Far East) Index	1.4%	(1.0)%
MSCI Emerging Markets Index	(1.0)%	(7.4)%
 (1) Returns exclude dividends

Global bond returns were mixed. In the U.S., the Federal Reserve raised its fed funds target rate range in late September, which was widely expected, and Treasury yields rose broadly. The 10-year Treasury note yield increased from 2.85% to 3.05% during the third quarter of 2018. Treasury bond prices declined, while mortgage-backed and municipal securities edged lower. Investment-grade corporate bonds produced decent gains. High yield issues strongly outperformed higher-quality bonds, helped by their lower interest rate sensitivity and by favorable corporate fundamentals.

Bonds in developed non-U.S. markets declined in dollar terms, as rising interest rates in some countries weighed on bond prices and a stronger greenback against some major currencies reduced returns to U.S. investors. In the eurozone, political concerns kept Italian government bonds under pressure. The European Central Bank reiterated plans to end its bond-buying program at the end of 2018 and to keep rates on hold “at least through the summer of 2019.” In the UK, the central bank raised short-term rates in early August, driving bond yields higher, while the British pound fell more than 1% versus the dollar. In Asia, the Bank of Japan announced that it would allow the 10-year government bond yield to fluctuate in a wider range around 0%. The yen declined about 2.5% versus the dollar.

Emerging markets bonds were mixed. Dollar-denominated emerging markets debt produced solid returns, but local currency bonds declined due to weakness among key currencies, such as the Turkish lira and the Indian rupee. Central banks in various countries were forced to raise short-term rates in an attempt to shore up their currencies or to keep inflation from rising.

Returns for several major bond market indexes for the three- and nine-month periods ended September 30, 2018, are as follows:

	Three months ended	Nine months ended
Index	9/30/2018	9/30/2018
Bloomberg Barclays U.S. Aggregate Bond Index	.0%	(1.6)%
JPMorgan Global High Yield Index	2.2%	1.7%
Bloomberg Barclays Municipal Bond Index	(.2)%	(.4)%
Bloomberg Barclays Global Aggregate Ex-U.S. Dollar Bond Index	(1.7)%	(3.0)%
JPMorgan Emerging Markets Bond Index Plus	1.5%	(4.7)%

ASSETS UNDER MANAGEMENT.

Assets under management ended the third quarter of 2018 at $1,083.8 billion, an increase of $39.7 billion from June 30, 2018 and $92.7 billion from the end of 2017. We had net cash inflows of $2.7 billion in the third quarter of 2018 and $21.6 billion for the first nine months of 2018. The following table details changes in our assets under management, by vehicle and asset class during the three- and nine-month periods ended September 30, 2018:

	Three months ended 9/30/2018				Nine months ended 9/30/2018
(in billions)	U.S. mutual funds	Subadvised and separate accounts	Other investment products	Total	U.S. mutual funds	Subadvised and separate accounts	Other investment products	Total
Assets under management at beginning of period	626.1	268.8	149.2	1,044.1	606.3	255.2	129.6	991.1

Net cash flows before client transfers	(.5)	1.5	1.7	2.7	11.6	2.0	8.0	21.6
Client transfers	(3.2)	—	3.2	—	(16.8)	2.6	14.2	—
Net cash flows after client transfers	(3.7)	1.5	4.9	2.7	(5.2)	4.6	22.2	21.6
Net market appreciation and income	22.5	11.0	3.6	37.1	44.5	21.5	5.9	71.9
Distributions not reinvested	(.1)	—	—	(.1)	(.8)	—	—	(.8)
Change during the period	18.7	12.5	8.5	39.7	38.5	26.1	28.1	92.7

Assets under management at September 30, 2018	$644.8	$281.3	$157.7	$1,083.8	$644.8	$281.3	$157.7	$1,083.8

	Three months ended 9/30/2018				Nine months ended 9/30/2018
(in billions)	Equity	Fixed income, including money market	Multi-asset(1)	Total	Equity	Fixed income, including money market	Multi-asset(1)	Total
Assets under management at beginning of period	$603.6	$136.4	$304.1	$1,044.1	$564.1	$134.4	$292.6	$991.1

Net cash flows	(.7)	1.0	2.4	2.7	5.9	4.3	11.4	21.6
Net market appreciation and income(2)	28.8	.5	7.7	37.0	61.7	(.8)	10.2	71.1
Change during the period	28.1	1.5	10.1	39.7	67.6	3.5	21.6	92.7
Assets under management at September 30, 2018	$631.7	$137.9	$314.2	$1,083.8	$631.7	$137.9	$314.2	$1,083.8
(1) The underlying assets under management of the multi-asset portfolios have been aggregated and presented in this category and not reported in the equity and fixed income columns.
(2) Reported net of distributions not reinvested.

Our target date retirement products, which are included in the multi-asset totals shown above, continue to be a significant part of our assets under management. Net cash inflows into our target date retirement products were $1.7 billion in the third quarter of 2018 and $10.2 billion in the first nine months of 2018. Assets under management in these portfolios are as follows:

	As of
(in billions)	12/31/17	6/30/18	9/30/18
Target date retirement U.S. mutual funds	$168.4	$161.4	$162.6
Target date separately managed retirement accounts	1.7	5.2	6.0
Target date retirement trusts	63.7	77.6	83.5
	$233.8	$244.2	$252.1

RESULTS OF OPERATIONS.

The 2017 net revenues and operating expenses presented with these results of operations have been recast to reflect the impact of adopting, on January 1, 2018, new accounting guidance related to revenue recognition. We elected to adopt the new guidance on a retrospective basis, which requires 2017 results to be recast to reflect the impact. The new guidance requires certain revenue related expenses that are incurred in servicing our U.S. mutual funds to be recognized in operating expenses versus being presented net against the related revenues. As such, net revenues and operating expenses, primarily product-related, were recast to reflect an increase of $17.0 million and $50.4 million for the three- and nine-month periods ended September 30, 2017. Additionally, we modified our income statement presentation to increase operating expense transparency and to align expenses with similar drivers. Prior year amounts have been reclassified to conform to the new 2018 presentation. For more information and the impact on the remaining quarters of 2017 of these two changes, see Note 1, The Company and Basis of Preparation, in the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this filing.

Third quarter of 2018 versus Third quarter of 2017.

The table below presents financial results on a U.S. GAAP basis as well as a non-GAAP basis that adjusts, among other items, for the impact of our consolidated T. Rowe Price investment products, the impact of market movements on the supplemental savings plan liability and related economic hedges, investment income related to certain other investments, and certain nonrecurring charges and gains. Beginning in the second quarter of 2018, our non-GAAP adjustments no longer include non-operating income related to our cash and discretionary investments. We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results.

	Three months ended		Q3 2018 vs. Q3 2017
(in millions, except per-share data)	9/30/2017	9/30/2018	Dollar change	Percentage change
U.S. GAAP basis
Investment advisory fees	$1,098.9	$1,263.3	$164.4	15.0%
Net revenues	$1,238.7	$1,394.6	$155.9	12.6%
Operating expenses	$690.2	$754.0	$63.8	9.2%
Net operating income	$548.5	$640.6	$92.1	16.8%
Non-operating income(1)	$67.3	$124.9	$57.6	n/m
Net income attributable to T. Rowe Price Group	$390.9	$583.0	$192.1	49.1%
Diluted earnings per common share	$1.56	$2.30	$.74	47.4%
Weighted average common shares outstanding assuming dilution	244.4	247.5	3.1	1.3%

Adjusted non-GAAP basis(2)
Operating expenses	$682.7	$744.5	$61.8	9.1%
Net income attributable to T. Rowe Price Group	$362.1	$505.0	$142.9	39.5%
Diluted earnings per common share	$1.45	$1.99	$.54	37.2%

Assets under management (in billions)
Average assets under management	$927.4	$1,072.4	$145.0	15.6%
Ending assets under management	$947.9	$1,083.8	$135.9	14.3%
(1) The percentage change in non-operating income is not meaningful (n/m).
(2) See the reconciliation to the comparable U.S. GAAP measures at the end of the results of operations sections of this management discussion and analysis.

Third Quarter Results Overview

Investment advisory fees earned in the third quarter of 2018 increased over the comparable 2017 quarter as average assets under our management increased $145.0 billion, or 15.6%, to $1,072.4 billion. The average annualized effective fee rate earned on our assets under management during the third quarter of 2018 was 46.7 basis points, compared with 47.0 basis points earned during the third quarter of 2017. Our effective fee rate has declined in part due to client transfers within the complex to lower fee vehicles or share classes and, to a lesser extent, fee reductions we made to certain mutual funds and other products since the end of the third quarter 2017. These reductions were offset in part as a greater percentage of our assets under management are in equity strategies, which have rates that are higher than our average fee rate. We regularly assess the competitiveness of our investment advisory fees and will continue to make adjustments as deemed appropriate.

Operating expenses were $754.0 million in the third quarter of 2018 compared with $690.2 million in the third quarter of 2017, and $750.3 million in the second quarter of 2018. On a non-GAAP basis, our operating expenses in the third quarter of 2018 increased 9.1% to $744.5 million compared to the 2017 quarter, and were lower than the $745.3 million recognized in the second quarter of 2018. The 9.1% increase from the third quarter of 2017 is primarily due to higher market driven expenses and continued strategic investments.

Our operating margin in the third quarter of 2018 was 45.9%, compared to 44.3% earned in the 2017 quarter, as a 15.6% increase in our average assets under management since the end of September 2017 has led to growth in 2018 net revenues that has outpaced our growth in operating expenses.

Net revenues

	Three months ended		Q3 2018 vs. Q3 2017
(in millions)	9/30/2017	9/30/2018	Dollar change	Percentage change
Investment advisory fees
U.S. mutual funds	$786.1	$877.3	$91.2	11.6%
Subadvised and separate accounts and other investment products	312.8	386.0	73.2	23.4%
	1,098.9	1,263.3	164.4	15.0%
Administrative, distribution, and servicing fees
Administrative fees	102.4	96.7	(5.7)	(5.6)%
Distribution and servicing fees	37.4	34.6	(2.8)	(7.5)%
	139.8	131.3	(8.5)	(6.1)%
Net revenues	$1,238.7	$1,394.6	$155.9	12.6%

Investment advisory fees. Investment advisory fees earned in the third quarter of 2018 from the U.S. mutual funds were $877.3 million, an increase of $91.2 million, or 11.6%, from the comparable 2017 quarter. Average mutual fund assets under management in the third quarter of 2018 were $641.5 billion, an increase of 11.4% from the average in the third quarter of 2017.

Investment advisory fees earned in the third quarter of 2018 from the other investment products were $386.0 million, an increase of $73.2 million, or 23.4%, from the comparable 2017 quarter. Average assets under management for these products in the third quarter of 2018 were $430.9 billion, an increase of 22.7% from the average in the third quarter of 2017.

Administrative, distribution, and servicing fees. Administrative, distribution, and servicing fees in the third quarter of 2018 were $131.3 million, a decrease of $8.5 million, or 6.1%, from the comparable 2017 quarter. In this line, we recognize fees earned from providing administrative and distribution services to our investment advisory clients, primarily our U.S. mutual funds and their investors. The decrease was primarily attributable to lower transfer agent and distribution servicing revenue earned from our U.S. mutual funds due to client transfers among vehicles and share classes. The distribution and servicing fees we earn are related to 12b-1 plans of certain classes, including the Advisor and R classes, of our U.S. mutual funds and are entirely offset by the costs paid to third-party intermediaries who source these assets. These costs are reported in the distribution and servicing cost line in the unaudited condensed consolidated income statements.

Our third quarter net revenues reflect the elimination of $1.4 million in 2017 and $1.5 million in 2018, earned from our consolidated T. Rowe Price investment products. The corresponding expenses recognized by these products, and consolidated in our financial statements, were eliminated from operating expenses.

Operating expenses

	Three months ended		Q3 2018 vs. Q3 2017
(in millions)	9/30/2017	9/30/2018	Dollar change	Percentage change
Compensation and related costs	$417.4	$454.3	$36.9	8.8%
Distribution and servicing	67.4	71.4	4.0	5.9%
Advertising and promotion	14.0	20.2	6.2	44.3%
Product-related costs	37.9	37.9	—	—%
Technology, occupancy, and facility costs	86.3	96.5	10.2	11.8%
General, administrative, and other	67.2	73.7	6.5	9.7%
Total operating expenses	$690.2	$754.0	$63.8	9.2%

Compensation and related costs. Compensation and related costs were $454.3 million in the third quarter of 2018, an increase of $36.9 million, or 8.8%, compared to the third quarter of 2017. Our base salaries, benefits and related employee costs have increased $16.0 million from the third quarter of 2017 primarily as a result of a 4.2% increase in our average staff size and modest increases in base salaries at the beginning of 2018. Our interim accrual for annual variable compensation increased $18.6 million from the 2017 quarter. We recognize the interim accrual ratably over the year using the ratio of recognized quarterly net revenues to forecasted annual net revenues. Our non-cash stock-based compensation expense has increased $8.1 million over the prior quarter, as we shifted our annual grant in 2017 from twice a year to a single grant in December. Compensation and related costs were further increased by higher market-related expense from our supplemental savings plan of $1.7 million. We began economically hedging the exposure to these market movements at the end of the second quarter of 2017 and show the effectiveness of these hedges in the Non-GAAP information and reconciliation section at the end of the management discussion and analysis. The increase in compensation and related costs were offset in part by $6.9 million of higher labor capitalization related to internally developed software compared to the 2017 quarter.

We employed 6,946 associates at September 30, 2018, compared with 6,881 associates at the end of 2017.

Distribution and servicing. Distribution and servicing includes those costs incurred to distribute the T. Rowe Price products as well as client and shareholder servicing, recordkeeping, and administrative services. These costs were $71.4 million for the third quarter of 2018, an increase of 5.9% over the $67.4 million recognized in the third quarter of 2017. The increase is primarily driven by strong markets and net cash flows over the last twelve months. These costs include those distribution and servicing costs paid to third-party intermediaries that source the assets of certain share classes of our U.S. mutual funds and is offset entirely by the 12b-1 revenue we earn and report in administrative, distribution, and servicing fees.

Advertising and promotion. Advertising and promotion costs were $20.2 million for the third quarter of 2018, an increase of 44.3% over the $14.0 million recognized in the 2017 quarter. The increase is primarily driven by the launch of our new media advertising campaign in the third quarter of 2018.

Technology, occupancy, and facility costs. Technology, occupancy, and facility costs consists of depreciation expense, technology equipment and maintenance, software, and costs related to our facilities. These costs were $96.5 million in the third quarter of 2018, an increase of $10.2 million, or 11.8%, compared to the $86.3 million recognized in the third quarter of 2017. The increase is due primarily to incremental investment in our technology capabilities, including related depreciation, hosted solution licenses, and maintenance programs.

General, administrative, and other. General, administrative, and other consists of costs associated with the overall management of the firm, including information services, professional services, travel and entertainment, research costs, and other general operating expenses. These costs were $73.7 million in the current quarter, an increase of $6.5 million, or 9.7%, compared to the $67.2 million recognized in the third quarter of 2017. The increase reflects growing operational and regulatory business demands.

Non-operating income

Non-operating income in the third quarter of 2018 was $124.9 million, an increase of $57.6 million from the 2017 quarter. The following table details the components of non-operating income during the third quarter of 2017 and 2018 and the related dollar change.

	Three months ended		Q3 2018 vs. Q3 2017
(in millions)	9/30/2017	9/30/2018	Dollar change	Percentage Change
Net gains from non-consolidated T. Rowe Price investment products
Net realized gains on dispositions of available-for-sale investments	$.1	$—	$(.1)
Ordinary and capital gain dividend distributions	5.3	14.4	9.1
Market gains (losses) on equity method and other investments at fair value	(16.3)	7.1	23.4
Gains reclassified from accumulated other comprehensive income upon transfer of an available-for-sale sponsored investment portfolio to sponsored investment portfolios held as trading	23.6	—	(23.6)
Net gain recognized upon deconsolidation	.1	—	(.1)
Dividends and market gains on investment products used to hedge the supplemental savings plan liability	6.1	6.3	.2
Total net gains from non-consolidated T. Rowe Price investment products	18.9	27.8	8.9
Other investment income	10.0	88.3	78.3
Net gains on investments	28.9	116.1	87.2
Net gains (losses) on consolidated sponsored investment portfolios	37.5	8.7	(28.8)
Other income, including foreign currency gains and losses	.9	.1	(.8)
Non-operating income	$67.3	$124.9	$57.6	85.6%

On January 1, 2018, we implemented new accounting guidance that eliminated the available-for-sale investment category for equity securities, which recognized unrealized holding gains in accumulated other comprehensive income until the investment was sold and the related gain was reclassified to the income statement. Under the new guidance, substantially all equity investments are measured at fair value with changes recognized in earnings, except for those accounted for using the equity method of accounting. For more information on the impact of this new accounting guidance, see Note 1, The Company and Basis of Preparation, in the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this filing.

The $78.3 million increase from the 2017 quarter in other investment income is primarily a result of the realized gain from the sale of our 10% holding in Daiwa SB Investments Ltd. in the third quarter of 2018.

The $28.8 million decrease from the 2017 quarter in net investment income of consolidated T. Rowe Price investment products is primarily a result of larger unrealized losses recognized during 2018 compared with 2017 and the deconsolidation of investments in the 2018 quarter. The impact of consolidating certain T. Rowe Price investment products on the individual lines of our unaudited condensed consolidated statements of income is as follows:

	Three months ended
(in millions)	9/30/2017	9/30/2018
Operating expenses reflected in net operating income	$(3.2)	$(3.6)
Net investment income reflected in non-operating income	37.5	8.7
Impact on income before taxes	$34.3	$5.1

Net income attributable to our interest in the consolidated T. Rowe Price investment products	$21.0	$6.5
Net income attributable to redeemable non-controlling interests (unrelated third-party investors)	13.3	(1.4)
	$34.3	$5.1

Provision for income taxes

Our effective tax rate for the third quarter of 2018 was 24.0%, compared with 34.4% in the 2017 quarter, as U.S. tax reform reduced the U.S. federal corporate tax rate from 35% to 21% on January 1, 2018. For a discussion of our year-to-date effective tax rate, refer to the results of operations section for the nine months ended September 30, 2018.

First nine months of 2018 versus first nine months of 2017.

The table below presents financial results on a U.S. GAAP basis as well as a non-GAAP basis that adjusts, among other items, for the impact of our consolidated T. Rowe Price investment products, the impact of market movements on the supplemental savings plan liability and related economic hedges, investment income related to certain other investments, and certain nonrecurring charges and gains. In 2017, we adjusted for the impact of the Dell appraisal rights matter and, in 2018, the nonrecurring tax charges of $20.8 million ($0.08 in diluted earnings per share) related to the enactment of U.S. tax reform and $7.9 million ($.03 in diluted earnings per share) related to the enactment of new Maryland state tax legislation. Beginning in the second quarter of 2018, our non-GAAP adjustments no longer include non-operating income related to our cash and discretionary investments. We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results.

	Nine months ended		YTD 2018 vs. YTD 2017
(in millions, except per-share data)	9/30/2017	9/30/2018	Dollar change	Percentage change

U.S. GAAP basis
Investment advisory fees	$3,137.6	$3,666.9	$529.3	16.9%
Net revenues	$3,557.3	$4,067.6	$510.3	14.3%
Operating expenses	$1,979.5	$2,248.5	$269.0	13.6%
Net operating income	$1,577.8	$1,819.1	$241.3	15.3%
Non-operating income(1)	$294.3	$175.1	$(119.2)	n/m
Net income attributable to T. Rowe Price Group	$1,150.7	$1,485.6	$334.9	29.1%
Diluted earnings per share on common share	$4.60	$5.85	$1.25	27.2%
Weighted average common shares outstanding assuming dilution	244.3	248.2	3.9	1.6%

Adjusted non-GAAP basis(2)
Operating expenses	$2,018.5	$2,230.8	$212.3	10.5%
Net income attributable to T. Rowe Price Group	$977.2	$1,423.4	$446.2	45.7%
Diluted earnings per share on common share	$3.91	$5.60	$1.69	43.2%

Assets under management (in billions)
Average assets under management	$886.3	$1,045.0	$158.7	17.9%
Ending assets under management	$947.9	$1,083.8	$135.9	14.3%
(1) The percentage change in non-operating income is not meaningful (n/m).
(2) See the reconciliation to the comparable U.S. GAAP measures at the end of the results of operations sections of this management discussion and analysis.

Year-to-Date Results Overview

Investment advisory revenues earned in the first nine months of 2018 increased 16.9% over the comparable 2017 period as average assets under our management increased $158.7 billion, or 17.9%, to $1,045.0 billion. The average annualized fee rate earned on our assets under management was 46.9 basis points in the first nine months of 2018, compared with 47.2 basis points earned in the first nine months of 2017. Our effective fee rate has declined in part due to client transfers within the complex to lower fee vehicles or share classes and, to a lesser extent, fee reductions we made to certain mutual funds and other products during or after the third quarter of 2017. This reduction was offset in part as a greater percentage of our assets under management in 2018 are in equity strategies, which have rates that are higher than our average fee rate. We regularly assess the competitiveness of our investment advisory fees and will continue to make adjustments as deemed appropriate.

Operating expenses were $2,248.5 million in the first nine months of 2018 compared with $1,979.5 million in the 2017 period. On a non-GAAP basis, our operating expenses in the first nine months of 2018 increased 10.5% to $2,230.8 million compared to the 2017 period as higher market driven expenses and continued strategic investments drove our operating expenses.

Our operating margin in the first nine months of 2018 was 44.7%, compared to 44.4% in the 2017 period. Our operating income in the first nine months of 2017 includes $50.0 million of insurance recoveries related to the Dell appraisal rights matter. Excluding these insurance recoveries our operating margin was 42.9% in the first nine months of 2017. The nearly 18% increase in our average assets under management since the end of September 2017 has led to growth in 2018 net revenues that has outpaced our growth in operating expenses.

Net revenues

	Nine months ended		YTD 2018 vs. YTD 2017
(in millions)	9/30/2017	9/30/2018	Dollar change	Percentage change
Investment advisory fees
U.S. mutual funds	$2,259.9	$2,557.1	$297.2	13.2%
Subadvised and separate accounts and other investment products	877.7	1,109.8	232.1	26.4%
	3,137.6	3,666.9	529.3	16.9%
Administrative, distribution, and servicing fees
Administrative fees	310.7	294.0	(16.7)	(5.4)%
Distribution and servicing fees	109.0	106.7	(2.3)	(2.1)%
	419.7	400.7	(19.0)	(4.5)%
Net revenues	$3,557.3	$4,067.6	$510.3	14.3%

Investment advisory fees. Investment advisory fees earned from the T. Rowe Price U.S. mutual funds increased 13.2%, or $297.2 million, to $2.6 billion. Average mutual fund assets in the first nine months of 2018 were $629.4 billion, an increase of 12.8% from the average for the comparable 2017 period.

Investment advisory fees earned on the subadvised and separate accounts and other investment products for the first nine months of 2018 were $1,109.8 million, an increase of $232.1 million, or 26.4%, from the $877.7 million earned in the comparable 2017 period. Average assets in these products were $415.6 billion during the first nine months of 2018, up 26.5% from the comparable 2017 period.

Administrative, distribution, and servicing fees. Administrative, distribution, and servicing fees in the first nine months of 2018 were $400.7 million, a decrease of $19.0 million from the comparable 2017 period. The decrease was primarily attributable to lower transfer agent and distribution servicing revenue due to client transfers among vehicles and share classes.

The net revenues for the first nine months of 2017 and 2018 include the elimination of $3.2 million in 2017 and $4.6 million in 2018, earned from our consolidated T. Rowe Price investment products. The corresponding expenses recognized by these products, and also consolidated in our financial statements, were eliminated from operating expenses.

Operating expenses

	Nine months ended		YTD 2018 vs. YTD 2017
(in millions)	9/30/2017	9/30/2018	Dollar change	Percentage change
Compensation and related costs	$1,218.6	$1,351.7	$133.1	10.9%
Distribution and servicing	192.0	213.3	21.3	11.1%
Advertising and promotion	58.4	63.8	5.4	9.2%
Product-related costs	110.9	117.1	6.2	5.6%
Technology, occupancy, and facility costs	254.7	283.8	29.1	11.4%
General, administrative, and other	194.9	218.8	23.9	12.3%
Nonrecurring insurance recoveries related to Dell appraisal rights matter(1)	(50.0)	—	50.0	n/m
Total operating expenses	$1,979.5	$2,248.5	$269.0	13.6%
(1) The percentage change in nonrecurring insurance recoveries related to Dell appraisal rights matter is not meaningful (n/m).

Compensation and related costs. Compensation and related costs were $1,351.7 million in the first nine months of 2018, an increase of $133.1 million, or 10.9%, compared to the 2017 period. The largest part of the increase is attributable to a $64.7 million, or 9.6% increase, in base salaries, benefits and related employee costs, which resulted from an increase of 6.9% in average headcount from the 2017 period, combined with a modest increase in salaries at the beginning of 2018. The first nine months of 2018 also includes $9.0 million in one-time bonuses paid to certain associates that was funded by U.S. tax reform benefits. The interim accrual for our annual variable compensation in the 2018 period rose $58.1 million over the interim accrual in the 2017 period. Our non-cash stock-based compensation expense has increased $24.7 million over the 2017 period, as we shifted our annual grant in 2017 from twice a year to a single grant in December. These increases were offset in part by lower market-related expense from our supplemental savings plan of $5.6 million in the first nine months of 2018 compared with the comparable 2017 period. Higher labor capitalization related to internally developed software of $16.7 million also partly offsets the compensation and related costs increase from the 2017 period.

Distribution and servicing costs. Distribution and servicing costs were $213.3 million for the first nine months of 2018, an increase of 11.1% over the $192.0 million recognized in the 2017 period. The increase is primarily driven by strong markets and net cash flows over the last twelve months.

Advertising and promotion. Advertising and promotion costs were $63.8 million for the first nine months of 2018, an increase of 9.2% over the $58.4 million recognized in the 2017 period. The increase is primarily driven by the creation and launch of a new media advertising campaign in 2018 as well as higher promotion costs as we seek to broaden our distribution efforts globally.

Product-related costs. Product-related costs consists of non-advisory related costs that we incur to service certain T. Rowe Price products. Product-related costs were $117.1 million in the first nine months of 2018, an increase of $6.2 million, or 5.6%, compared to the 2017 period. More than half of the increase is due to higher operating costs of our collective investment trusts as the number of trusts and their average net assets have increased over the last twelve months. The remainder of the increase is related to higher costs incurred to provide administrative services to the U.S. mutual funds and recordkeeping services to defined contribution retirement plans.

Technology, occupancy, and facility costs. Technology, occupancy, and facility costs were $283.8 million in the first nine months of 2018, an increase of 11.4% compared to the $254.7 million recognized in the 2017 period. The increase is due primarily to incremental investment in our technology capabilities, including related depreciation, hosted solution licenses, and maintenance programs, as well as expanded office facilities.

General, administrative, and other costs. General, administrative, and other costs were $218.8 million in the first nine months of 2018, an increase of 12.3% compared to the $194.9 million recognized in the 2017 period. The increase was a result of our continued investment in our strategic initiatives and other growing operational and regulatory business demands.

Non-operating income

Net non-operating investment activity during the first nine months of 2018 resulted in income of $175.1 million, a decrease of $119.2 million from the 2017 period. The following table details the components of non-operating income (in millions) during the first nine months of 2017 and 2018.

	Nine months ended		YTD 2018 vs. YTD 2017
(in millions)	9/30/2017	9/30/2018	Dollar change	Percentage Change
Net gains from non-consolidated T. Rowe Price investment products
Net realized gains on dispositions of available-for-sale investments	$78.0	$—	$(78.0)
Ordinary and capital gain dividend distributions	11.2	33.7	22.5
Market gains (losses) on equity method and other investments at fair value	26.0	(6.5)	(32.5)
Gains reclassified from accumulated other comprehensive income upon transfer of an available-for-sale sponsored investment portfolio to sponsored investment portfolios held as trading	23.6	—	(23.6)
Net gain recognized upon deconsolidation	.1	3.6	3.5
Dividends and market gains on investment products used to hedge the supplemental savings plan liability	6.1	14.2	8.1
Total net gains from non-consolidated T. Rowe Price investment products	145.0	45.0	(100.0)
Other investment income	20.1	102.9	82.8
Net gains on investments	165.1	147.9	(17.2)
Net gains (losses) on consolidated sponsored investment portfolios	125.8	28.6	(97.2)
Other income, including foreign currency gains and losses	3.4	(1.4)	(4.8)
Non-operating income	$294.3	$175.1	$(119.2)	(40.5)%

The decrease in market gains on equity method and other investments at fair value is driven primarily by realized gains of $78.0 million from the sale of certain available-for-sale investments recognized in the first nine months of 2017, which as discussed above will no longer occur for this type of investment after the implementation of the new financial instruments accounting guidance.

The $82.8 million increase from the 2017 period in other investment income is primarily a result of the realized gain associated with the sale of our 10% holding in Daiwa SB Investments Ltd. in the third quarter of 2018.

The $97.2 million decrease from the 2017 period in net investment income of consolidated T. Rowe Price investment products is primarily a result of larger unrealized losses recognized during 2018 compared with 2017 and the deconsolidation of investments in 2018. The impact of consolidating certain T. Rowe Price investment products on the individual lines of our unaudited condensed consolidated statements of income for the first nine months of 2017 and 2018 is as follows:

	Nine months ended
(in millions)	9/30/2017	9/30/2018
Operating expenses reflected in net operating income	$(8.5)	$(9.2)
Net investment income reflected in non-operating income	125.8	28.6
Impact on income before taxes	$117.3	$19.4

Net income attributable to our interest in the consolidated T. Rowe Price investment products	$73.4	$8.3
Net income attributable to redeemable non-controlling interests (unrelated third-party investors)	43.9	11.1
Impact on income before taxes	$117.3	$19.4

Provision for income taxes

Our effective tax rate for the nine months ended September 30, 2018 was 24.9%, compared with 36.2% for the nine months ended September 30, 2017. The income tax provision for the nine months ended September 30, 2018 includes an additional nonrecurring charge of $20.8 million related to the enactment of U.S. tax reform as we adjusted our deferred tax asset and liability re-measurement estimates recorded at December 31, 2017. We also recognized a nonrecurring charge of $7.9 million during the nine months ended September 30, 2018 for the re-measurement of our deferred tax assets and liabilities to reflect the effect of Maryland state tax legislation enacted on April 24, 2018. This new state tax legislation, effective in 2018, adopted a five-year phase-in of the single sales factor method of apportionment for calculating income tax for multi-state companies doing business in Maryland and is expected to result in a net benefit over time.

The following table reconciles the statutory federal income tax rate to our effective tax rate for the nine months ended September 30, 2018:

Statutory U.S. federal income tax rate	21.0%
Impact of nonrecurring charge related to U.S. tax reform recognized in the second quarter	1.0%
Impact of nonrecurring charge related to new Maryland state tax legislation recognized in the second quarter	.4%
State income taxes for current year, net of federal income tax benefits(1)	4.6%
Net income attributable to redeemable non-controlling interests	(.2)%
Net excess tax benefits from stock-based compensation plans activity	(1.8)%
Other items	(.1)%
Effective income tax rate	24.9%

(1) State income tax benefits are reflected in the total benefits for net income attributable to redeemable non-controlling interests and stock-based compensation plans activity.

We currently estimate our effective tax rate for the full-year 2018 will be in the range of 24% to 26%. The benefit expected to be realized in 2018 from new Maryland state tax legislation will offset the nonrecurring re-measurement charge relating to this legislation and recognized in income tax provision during the nine months ended September 30, 2018. Based on information currently available, we expect that the Maryland state tax legislation will reduce our effective state tax rate over the five-year phase-in period to less than 2.5%.

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

Our non-GAAP effective tax rate for the nine months ended September 30, 2018 is 23.8%. We currently estimate our non-GAAP effective tax rate for the full-year 2018 will be in the range of 23% to 25%.

We continue to evaluate the impact of U.S. tax reform and the Maryland state tax legislation on our estimates and expectations due to changes in our interpretations of the law, assumptions used in applying the law, and additional guidance concerning the law that may be issued.

Non-GAAP information and reconciliation

We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results. These measures have been established in order to increase transparency for the purpose of evaluating our core business, for comparing current results with prior period results, and to enable more appropriate comparison with industry peers. However, non-GAAP financial measures should not be considered a substitute for financial measures calculated in accordance with U.S. GAAP and may be calculated differently by other companies. The following schedule reconciles U.S. GAAP financial measures to non-GAAP financial measures for the three- and nine-month periods ended September 30, 2017 and 2018.

	Three months ended		Nine months ended
(in millions, except per-share amounts)	9/30/2017	9/30/2018	9/30/2017	9/30/2018
Operating expenses, GAAP basis	$690.2	$754.0	$1,979.5	$2,248.5
Non-GAAP adjustments:
Expenses of consolidated T. Rowe Price investment products, net of elimination of its related management and administrative fees(1)	(1.8)	(2.1)	(5.3)	(4.6)
Compensation expense related to market valuation changes in the supplemental savings plan liability(2)	(5.7)	(7.4)	(5.7)	(13.1)
Insurance recoveries related to Dell appraisal rights matter(4)	—	—	50.0	—
Adjusted operating expenses	$682.7	$744.5	$2,018.5	$2,230.8

Net income attributable to T. Rowe Price Group, GAAP basis	$390.9	$583.0	$1,150.7	$1,485.6
Non-GAAP adjustments:
Net income of consolidated T. Rowe Price investment products, net of redeemable non-controlling interests(1)	(21.0)	(6.5)	(73.4)	(8.3)
Non-operating income of investments designated as an economic hedge of the supplemental savings plan liability less related compensation expense(2)	(.4)	1.1	(.4)	(1.1)
Other non-operating income(3)	(23.7)	(92.2)	(162.4)	(106.6)
Insurance recoveries related to Dell appraisal rights matter(4)	—	—	(50.0)	—
Income tax impacts of non-GAAP adjustments(5)	16.3	19.6	112.7	25.1
Nonrecurring charge related to enactment of U.S. tax reform(6)	—	—	—	20.8
Nonrecurring charge related to enactment of Maryland state tax legislation(7)	—	—	—	7.9
Adjusted net income attributable to T. Rowe Price Group	$362.1	$505.0	$977.2	$1,423.4

Diluted earnings per common share, GAAP basis	$1.56	$2.30	$4.60	$5.85
Non-GAAP adjustments:
Consolidated T. Rowe Price investment products(1)	(.05)	(.02)	(.18)	(.03)
Other non-operating income(3)	(.06)	(.29)	(.39)	(.33)
Insurance recoveries related to Dell appraisal rights matter(4)	—	—	(.12)	—
Nonrecurring charge related to enactment of U.S. tax reform(6)	—	—	—	.08
Nonrecurring charge related to enactment of Maryland state tax legislation(7)	—	—	—	.03
Adjusted diluted earnings per common share(8)	$1.45	$1.99	$3.91	$5.60

(1) The non-GAAP adjustments add back the management and administrative fees that we earn from the consolidated T. Rowe Price investment products and subtract the investment income and operating expenses of these products that have been included in our U.S. GAAP unaudited condensed consolidated statements of income. We believe the consolidated T. Rowe Price investment products may impact the reader's ability to understand our core operating results. The following table details the calculation of operating expenses of consolidated T. Rowe Price investment products, net of elimination of its related management and administrative fees.

	Three months ended		Nine months ended
	9/30/2017	9/30/2018	9/30/2017	9/30/2018
Operating expenses before eliminations	$3.2	$3.6	$8.5	$9.2
Operating expenses eliminated in consolidation	(1.4)	(1.5)	(3.2)	(4.6)
Total operating expenses, net of eliminations	$1.8	$2.1	$5.3	$4.6

The following table details the calculation of net income of consolidated T. Rowe Price investment products, net of redeemable non-controlling interests:

	Three months ended		Nine months ended
	9/30/2017	9/30/2018	9/30/2017	9/30/2018
Net investment gains	$37.5	$8.7	$125.8	$28.6
Operating expenses	(3.2)	(3.6)	(8.5)	(9.2)
Net income	34.3	5.1	117.3	19.4
Less: net income attributable to redeemable non-controlling interests	13.3	(1.4)	43.9	11.1
T. Rowe Price Group's portion of net income	$21.0	$6.5	$73.4	$8.3

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

	Three months ended		Nine months ended
	9/30/2017	9/30/2018	9/30/2017	9/30/2018
Non-operating income of investments designated as an economic hedge of supplemental savings plan liability	$6.1	$6.3	$6.1	$14.2
Compensation expense from market valuation changes in supplemental savings plan liability	(5.7)	(7.4)	(5.7)	(13.1)
Non-operating income of investments designated as an economic hedge of supplemental savings plan liability less compensation expense	$.4	$(1.1)	$.4	$1.1

(3) This non-GAAP adjustment removes the non-operating income that remains after backing out the portion related to the consolidated T. Rowe Price investment products and the investments designated as an economic hedge of our supplemental savings plan liability. Beginning in the second quarter of 2018, we modified the non-GAAP adjustment to no longer adjust for the investment gains recognized on our cash and discretionary investments as the income earned on these assets are considered part of our core operations. The impact on previously reported non-GAAP measures is immaterial. We believe adjusting for the remaining non-operating income helps the reader's ability to understand our core operating results and increases comparability to prior years. Additionally, we do not emphasize the impact of the portion of non-operating income removed when managing and evaluating our performance.

	Three months ended		Nine months ended
	9/30/2017	9/30/2018	9/30/2017	9/30/2018
Total non-operating income	$67.3	$124.9	$294.3	$175.1
Less: net investment gains of consolidated T. Rowe Price investment products	37.5	8.7	125.8	28.6
Less: non-operating income from investments designated as an economic hedge of supplemental savings plan liability	6.1	6.3	6.1	14.2
Less: investment gains earned on cash and discretionary investments	—	17.7	—	25.7
Total other non-operating income	$23.7	$92.2	$162.4	$106.6

(4) In the first quarter of 2017, we recognized insurance recoveries of $50.0 million related to the Dell appraisal rights matter as a reduction in operating expenses. We believe it is useful to readers of our unaudited condensed consolidated statements of income to adjust for these insurance recoveries given the nonrecurring nature of the initial charge and related insurance recoveries.

(5) The income tax impacts were calculated in order to achieve an overall year-to-date non-GAAP effective tax rate of 36.6% for 2017 and 23.8% for 2018. As such, the non-GAAP effective tax rate for the third quarter was 35.0% for 2017 and 24.5% for 2018. We estimate that our effective tax rate for the full-year 2018 on a non-GAAP basis will be in the range of 23% to 25%.

(6) During the second quarter of 2018, we recognized a nonrecurring charge of $20.8 million for an adjustment made to the charge taken in 2017 related to the enactment of U.S. tax reform. We believe it is useful to readers of our unaudited condensed consolidated statements of income to adjust for this nonrecurring charge in arriving at net income attributable to T. Rowe Price Group and diluted earnings per share.

(7) During the second quarter of 2018, we recognized a nonrecurring charge of $7.9 million for the remeasurement of our deferred tax assets and liabilities to reflect the effect of Maryland state tax legislation enacted on April 24, 2018. We believe it is useful to readers of our unaudited condensed consolidated statements of income to adjust for this nonrecurring charge in arriving at net income attributable to T. Rowe Price Group and diluted earnings per share.

(8) This non-GAAP measure was calculated by applying the two-class method to adjusted net income attributable to T. Rowe Price Group divided by the weighted-average common shares outstanding assuming dilution.

CAPITAL RESOURCES AND LIQUIDITY.

Our Sources of Liquidity
We remain debt-free with ample liquidity, including cash and investments in T. Rowe Price products, as follows:

(in millions)	12/31/2017	9/30/2018
Cash and cash equivalents	$1,902.7	$2,090.6
Discretionary investments	780.3	1,636.4
Total cash and discretionary investments	2,683.0	3,727.0
Redeemable seed capital investments	1,188.9	1,204.5
Investments used to hedge the supplemental savings plan liability	268.2	294.6
Total cash and investments in T. Rowe Price products	$4,140.1	$5,226.1

During the first nine months of 2018, we rebalanced our cash and discretionary investments portfolio resulting in the reallocation of some cash invested in T. Rowe Price money market funds to certain T. Rowe Price short-term fixed income funds. Additionally, during the third quarter of 2018 we sold our 10% holding in Daiwa SB Investments Ltd. As a result of the sale, the realized gain is recognized in net gains on investments on our unaudited condensed consolidated statement of income. Like other similar investment gains, this gain was backed out in our non-GAAP measures.

The cash and discretionary investments in T. Rowe Price products held by our subsidiaries outside the U.S. were $424.5 million at December 31, 2017 and $407.5 million at September 30, 2018.

The cash and investment presentation on the unaudited condensed consolidated balance sheet is based on how we account for the cash or investment. The following table details how T. Rowe Price Group’s interests in cash and investments relate to where they are presented in the unaudited condensed consolidated balance sheet as of September 30, 2018.

(in millions)	Cash and cash equivalents	Investments	Net assets of consolidated T. Rowe Price investment products	9/30/2018
Cash and discretionary investments	$2,090.6	$1,607.7	$28.7	$3,727.0
Seed capital investments	—	250.7	953.8	1,204.5
Investment products used to hedge supplemental savings plan	—	294.6	—	294.6
Total cash and investments in T. Rowe Price products attributable to T. Rowe Price Group	2,090.6	2,153.0	982.5	5,226.1
Investment in UTI and other investments	—	261.4	—	261.4
Total cash and investments attributable to T. Rowe Price Group	2,090.6	2,414.4	982.5	5,487.5
Redeemable non-controlling interests	—	—	860.6	860.6
As reported on unaudited condensed consolidated balance sheet at September 30, 2018	$2,090.6	$2,414.4	$1,843.1	$6,348.1

Our unaudited condensed consolidated balance sheet reflects the cash and cash equivalents, investments, other assets and liabilities of those T. Rowe Price investment products we consolidate, as well as redeemable non-controlling interests for the portion of these T. Rowe Price investment products that are held by unrelated third-party investors. Although we can redeem our net interest in these T. Rowe Price investment products at any time, we cannot directly access or sell the assets held by the products to obtain cash for general operations. Additionally, the assets of these T. Rowe Price investment products are not available to our general creditors. Our interest in these T. Rowe Price investment products was used as initial seed capital and is recategorized as discretionary when it is determined by management that the seed capital is no longer needed. We assess the discretionary investment products and when we decide to liquidate our interest, we seek to do so in a way as to not impact the product and ultimately, the unrelated third-party investors.

Our Uses of Liquidity

We increased our quarterly recurring dividend per share in March 2018 by 22.8% to $.70 per share. In the first nine months of 2018, we expended $574.8 million to repurchase 5.4 million shares, or 2.2%, of our outstanding common stock at an average price of $107.38 per share. These dividends and repurchases were expended using existing cash balances and cash generated from operations. We will generally repurchase our common stock over time to offset the dilution created by our equity-based compensation plans.

Since the end of 2015, we have returned $3.3 billion to stockholders through stock repurchases and our regular quarterly dividends, as follows:

(in millions)	Recurring dividend	Stock repurchases	Total cash returned to stockholders
2016	$541.2	$676.9	$1,218.1
2017	562.6	458.1	1,020.7
Nine months ended 9/30/2018	522.5	574.8	1,097.3
Total	$1,626.3	$1,709.8	$3,336.1

We anticipate property and equipment expenditures for the full-year 2018 to be about $170 million, of which about 70% is planned for technology initiatives. Given the availability of our financial resources, we expect to fund our anticipated capital expenditures with operating resources, and do not maintain an available external source of additional liquidity.

Cash Flows

The following table summarizes the cash flows for the nine months ended September 30, 2017 and 2018, that are attributable to T. Rowe Price Group, our consolidated T. Rowe Price investment products, and the related eliminations required in preparing the statement.

	Nine months ended
	9/30/2017				9/30/2018
(in millions)	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated T. Rowe Price investment products	Elims	As reported	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated T. Rowe Price investment products	Elims	As reported
Cash flows from operating activities
Net income	$1,150.7	$117.3	$(73.4)	$1,194.6	$1,485.6	$19.4	$(8.3)	$1,496.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization of property and equipment	106.9	—	—	106.9	114.9	—	—	114.9
Stock-based compensation expense	110.6	—	—	110.6	135.3	—	—	135.3
Realized gains on dispositions of available-for-sale T. Rowe Price investment products	(78.0)	—	—	(78.0)	—	—	—	—
Gains recognized upon transfer of an investment in a T. Rowe Price mutual fund from available-for-sale to held as trading	(23.6)	—	—	(23.6)	—	—	—	—
Net gains recognized on investments	(113.8)	—	73.4	(40.4)	(114.5)	—	8.3	(106.2)
Net investments in T. Rowe Price investment products to economically hedge supplemental savings plan liability	(129.0)	—	—	(129.0)	(14.4)	—	—	(14.4)
Net change in trading securities held by consolidated T. Rowe Price investment products	—	(1,210.5)	—	(1,210.5)	—	(578.3)	—	(578.3)
Other changes in assets and liabilities	438.6	(12.9)	(3.5)	422.2	454.0	(11.5)	(4.1)	438.4
Net cash provided by (used in) operating activities	1,462.4	(1,106.1)	(3.5)	352.8	2,060.9	(570.4)	(4.1)	1,486.4
Net cash provided by (used in) investing activities	(63.2)	(46.0)	184.6	75.4	(923.7)	(22.5)	115.8	(830.4)
Net cash provided by (used in) financing activities	(734.7)	1,186.4	(181.1)	270.6	(949.3)	597.9	(111.7)	(463.1)
Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	—	6.9	—	6.9	—	(2.4)	—	(2.4)
Net change in cash and cash equivalents during period	664.5	41.2	—	705.7	187.9	2.6	—	190.5
Cash and cash equivalents at beginning of year	1,204.9	65.6	—	1,270.5	1,902.7	103.1	—	2,005.8
Cash and cash equivalents at end of period	$1,869.4	$106.8	$—	$1,976.2	$2,090.6	$105.7	$—	$2,196.3

Operating activities attributable to T. Rowe Price Group during the first nine months of 2018 provided cash flows of $2,060.9 million, an increase of $598.5 million from the 2017 period, as higher net income, non-cash depreciation expense, and non-cash stock-based compensation expense recognized during the first nine months of 2018 added cash flows of $367.6 million. A decrease of $100.9 million in adjustments for investment gains also increased cash flows as a result of a change in accounting guidance that we adopted on January 1, 2018. See Note 1 to our unaudited condensed consolidated financial statements for more information. We invested $129.0 million into certain investment products in 2017 to establish the hedge and invested an additional $14.4 million in 2018 in order to maintain it. Timing differences on the cash settlement of our assets and liabilities, including insurance receivables related to the Dell appraisal rights, increased cash flows by $15.4 million. Our interim operating cash flows do not include the cash impact of variable compensation that is accrued throughout the year before being substantially paid out in December. The remaining change in reported operating cash flows is attributable to the net change in trading securities held in our consolidated investment products’ underlying portfolios.

Net cash used in investing activities that are attributable to T. Rowe Price Group totaled $923.7 million in the first nine months of 2018, an increase of $860.5 million compared with the 2017 period. During the first nine months of 2018, we rebalanced our cash and discretionary investments portfolio resulting in the reallocation of cash and cash equivalents of $1,003.0 million to certain T. Rowe Price funds. Excluding these reallocations, we received net proceeds of $227.9 million upon the sale of certain T. Rowe Price investment products during the first nine months of 2018, compared with $256.8 million of net proceeds received during the 2017 period. A portion of the net proceeds received in 2017 were used to fund the newly established economic hedge of our supplemental savings liability mentioned above. These investing cash flows were offset by a $7.6 million decrease in property and equipment expenditures, a $95.0 million change in other investing activity, primarily relating to the sale of our 10% interest in Daiwa SB Investments Ltd. during the third quarter, and a $68.8 million decrease in seed capital provided during the first nine months of 2018 compared with the 2017 period. Since we consolidate the seed capital in T. Rowe Price investment products, our seed capital was eliminated in preparing our unaudited condensed consolidated statement of cash flows. The remaining change in reported cash flows from investing activities is attributable to a $23.5 million decrease in net cash removed from our balance sheet from consolidating and deconsolidating investment products during the first nine months of 2018 compared with the 2017 period.

Net cash used in financing activities attributable to T. Rowe Price Group were $949.3 million in the first nine months of 2018 compared with $734.7 million in the 2017 period. The increase in cash used in financing activities includes a $101.5 million increase in dividends paid resulting from a nearly 23% increase in our quarterly dividend per share and an increase in cash paid for common stock repurchases of $86.3 million. Additionally, fewer stock options were exercised during 2018 which resulted in a $26.8 million decrease in cash proceeds compared with the 2017 period. The remaining change in reported cash flows from financing activities is primarily attributable to a $519.1 million decrease in net subscriptions received from redeemable non-controlling interest holders of our consolidated investment products during the first nine months of 2018 compared to the 2017 period.

CRITICAL ACCOUNTING POLICIES.

The preparation of financial statements often requires the selection of specific accounting methods and policies from among several acceptable alternatives. Further, significant estimates and judgments may be required in selecting and applying those methods and policies in the recognition of the assets and liabilities in our unaudited condensed consolidated balance sheets, the revenues and expenses in our unaudited condensed consolidated statements of income, and the information that is contained in our significant accounting policies and notes to unaudited condensed consolidated financial statements. Making these estimates and judgments requires the analysis of information concerning events that may not yet be complete and of facts and circumstances that may change over time. Accordingly, actual amounts or future results can differ materially from those estimates that we include currently in our unaudited condensed consolidated financial statements, significant accounting policies, and notes.

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

Our future revenues and results of operations will fluctuate primarily due to changes in the total value and composition of assets under our management. Such changes result from many factors, including, among other things: cash inflows and outflows in the U.S. mutual funds and other investment products, fluctuations in global financial markets that result in appreciation or depreciation of the assets under our management, our introduction of new mutual funds and investment products, and changes in retirement savings trends relative to participant-directed investments and defined contribution plans. The ability to attract and retain investors’ assets under our management is dependent on investor sentiment and confidence; the relative investment performance of the U.S. mutual funds and other investment products as compared to competing offerings and market indexes; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; and our level of success in implementing our strategy to expand our business. Our revenues are substantially dependent on fees earned under contracts with the Price funds and could be adversely affected if the independent directors of one or more of the Price funds terminated or significantly altered the terms of the investment management or related administrative services agreements. Non-operating investment income will also fluctuate primarily due to the size of our investments, changes in their market valuations, or, in the case of our equity method investments, our proportionate share of the investees' net income.

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

Our market risk sensitivity analysis on our investments in T. Rowe Price investment products at September 30, 2018, indicates that the total potential loss in value on these investments is materially the same as what we reported in our Form 10-K Annual Report for 2017. However, the implementation of the new financial instrument guidance would result in the total potential loss in value to be recognized in our unaudited condensed consolidated statements of income rather than a portion being recognized within accumulated other comprehensive income in our unaudited condensed consolidated balance sheets as discussed in the Form 10-K. Other than these changes, there has been no other material change in the information provided in Item 7A of the Form 10-K Annual Report for 2017.

Item 4.	Controls and Procedures.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of September 30, 2018, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the third quarter of 2018, and has concluded that there was no change during the third quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchase activity during the third quarter of 2018 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July	63,697	$119.23	—	20,954,201
August	37,348	$115.77	5,550	20,948,651
September	1,128,405	$110.74	1,118,104	19,830,547
Total	1,229,450	$111.34	1,123,654

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorization, outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options, and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the third quarter of 2018, 105,697 were related to shares surrendered in connection with employee stock option exercises and 99 were related to shares withheld to cover tax withholdings associated with the vesting of restricted stock awards.

The 1,123,654 shares of our common stock were repurchased pursuant to the Board of Directors’ December 6, 2016 publicly announced authorization. The maximum number of shares that may yet be purchased as of September 30, 2018, under the Board of Directors’ December 6, 2016, and April 26, 2018, publicly announced authorizations is 19,830,547.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On October 25, 2018, we issued an earnings release reporting our results of operations for the third quarter of 2018 and first nine months of 2018. A copy of that earnings release is furnished herewith as Exhibit 99.1 This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

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

Item 6. Exhibits.

The following exhibits required by Item 601 of Regulation S-K are furnished herewith.

3(i)	Charter of T. Rowe Price Group, Inc., as reflected by Articles of Restatement dated June 20, 2018. (Incorporated by reference from Form 10-Q Quarterly Report filed on July 25, 2018.)

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of December 10, 2015. (Incorporated by reference from Form 8-K Current Report filed on December 10, 2015.)

10.03	Transfer Agency and Service Agreement as of January 1, 2018, between T. Rowe Price Services, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 26, 2018.)

10.04	Agreement as of January 1, 2018, between T. Rowe Price Retirement Plan Services, Inc. and certain of the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 26, 2018.)

10.05	Fund Accounting Services Agreement as of August 1, 2015 between T. Rowe Price Associates, Inc. and the T. Rowe Price Funds. (Incorporated by reference from Form 485BPOS filed on April 26, 2018.)

10.16.1	T. Rowe Price Group, Inc. 2018 Annual Incentive Compensation Pool for Executive Officers. (Incorporated by reference from Form 8-K Current Report filed on February 16, 2018).

10.18.12	Form of Statement of Additional Terms Regarding Awards of Restricted Stock Units (Version 4A) issued on or after December 9, 2018 under the T. Rowe Price Group, Inc. 2012 Long-Term Incentive Plan.

10.18.13	Form of Statement of Additional Terms Regarding Awards of Restricted Stock Units (Version 4B) issued on or after December 9, 2018 under the T. Rowe Price Group, Inc. 2012 Long-Term Incentive Plan.

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99.1	Earnings release issued October 25, 2018, reporting our results of operations for the third quarter and first nine months of 2018.

101
The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s unaudited condensed consolidated interim financial statements and notes that are included in this Form 10-Q Report.

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Calculation Linkbase Document

101.LAB XBRL Taxonomy Label Linkbase Document

101.PRE XBRL Taxonomy Presentation Linkbase Document

101.DEF XBRL Taxonomy Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 25, 2018.
T. Rowe Price Group, Inc.

By:    /s/ Céline S. Dufétel
Vice President, Chief Financial Officer and Treasurer