Form 10-Q
period 2019-03-31
PRICE T ROWE GROUP INC
filed 2019-04-24
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
Commission File Number: 000-32191
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
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, April 22, 2019, is 236,475,417.
The exhibit index is at Item 6 on page 38.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	3/31/2019	12/31/2018
ASSETS
Cash and cash equivalents	$1,657.4	$1,425.2
Accounts receivable and accrued revenue	604.6	549.6
Investments	2,546.7	2,453.4
Assets of consolidated T. Rowe Price investment products ($1,620.6 million at March 31, 2019 and $1,392.6 million at December 31, 2018, related to variable interest entities)	1,936.3	1,680.4
Operating lease assets	127.2	—
Property and equipment, net	667.2	661.3
Goodwill	665.7	665.7
Other assets	253.8	253.7
Total assets	$8,458.9	$7,689.3

LIABILITIES
Accounts payable and accrued expenses	$210.0	$228.5
Liabilities of consolidated T. Rowe Price investment products ($41.1 million at March 31, 2019 and $22.7 million at December 31, 2018, related to variable interest entities)	64.7	38.7
Operating lease liabilities	161.9	—
Accrued compensation and related costs	196.8	123.3
Supplemental savings plan liability	430.3	380.0
Income taxes payable	197.5	54.2
Total liabilities	1,261.2	824.7

Commitments and contingent liabilities

Redeemable non-controlling interests	886.7	740.3

STOCKHOLDERS’ EQUITY
Preferred stock, undesignated, $.20 par value – authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value—authorized 750,000,000; issued 236,432,000 shares at March 31, 2019 and 238,069,000 at December 31, 2018	47.3	47.6
Additional capital in excess of par value	654.5	654.6
Retained earnings	5,650.8	5,464.1
Accumulated other comprehensive loss	(41.6)	(42.0)
Total permanent stockholders’ equity	6,311.0	6,124.3
Total liabilities, redeemable non-controlling interests, and permanent stockholders’ equity	$8,458.9	$7,689.3

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended
	3/31/2019	3/31/2018
Revenues
Investment advisory fees	$1,194.2	$1,189.2
Administrative, distribution, and servicing fees	133.1	138.8
Net revenues	1,327.3	1,328.0

Operating expenses
Compensation and related costs	491.5	441.4
Distribution and servicing	66.4	70.3
Advertising and promotion	21.6	24.6
Product-related costs	44.2	42.1
Technology, occupancy, and facility costs	98.1	94.1
General, administrative, and other	73.0	71.7
Total operating expenses	794.8	744.2

Net operating income	532.5	583.8

Non-operating income
Net gains on investments	100.1	14.4
Net gains on consolidated investment products	101.9	.8
Other income	.8	.9
Total non-operating income	202.8	16.1

Income before income taxes	735.3	599.9
Provision for income taxes	181.3	144.4
Net income	554.0	455.5
Less: net income attributable to redeemable non-controlling interests	41.4	1.8
Net income attributable to T. Rowe Price Group	$512.6	$453.7

Earnings per share on common stock of T. Rowe Price Group
Basic	$2.11	$1.81
Diluted	$2.09	$1.77

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three months ended
	3/31/2019	3/31/2018
Net income	$554.0	$455.5
Other comprehensive income (loss)
Currency translation adjustments
Consolidated T. Rowe Price investment products - variable interest entities	(5.8)	16.2
Reclassification gains recognized in non-operating income upon deconsolidation of certain T. Rowe Price investment products	(.1)	(3.1)
Total currency translation adjustments of consolidated T. Rowe Price investment products - variable interest entities	(5.9)	13.1
Equity method investments	4.9	3.8
Other comprehensive income (loss) before income taxes	(1.0)	16.9
Net deferred tax benefits (income taxes)	.1	(2.5)
Total other comprehensive income (loss)	(.9)	14.4

Total comprehensive income	553.1	469.9
Less: comprehensive income (loss) attributable to redeemable non-controlling interests	40.1	8.8
Total comprehensive income attributable to T. Rowe Price Group	$513.0	$461.1

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three months ended
	3/31/2019	3/31/2018
Cash flows from operating activities
Net income	$554.0	$455.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization of property and equipment	41.9	36.9
Stock-based compensation expense	43.5	45.6
Net gains recognized on investments	(82.0)	(2.6)
Net investments in T. Rowe Price investment products used to economically hedge supplemental savings plan liability	(18.2)	(12.9)
Net change in securities held by consolidated T. Rowe Price investment products	(184.2)	(189.4)
Other changes in assets and liabilities	223.7	187.9
Net cash provided by operating activities	578.7	521.0

Cash flows from investing activities
Purchases of T. Rowe Price investment products	(15.6)	(500.6)
Dispositions T. Rowe Price investment products	33.5	37.2
Net cash of T. Rowe Price investment products on consolidation (deconsolidation)	(3.4)	(21.5)
Additions to property and equipment	(47.7)	(36.7)
Other investing activity	(.6)	1.8
Net cash used in investing activities	(33.8)	(519.8)

Cash flows from financing activities
Repurchases of common stock	(231.0)	(291.3)
Common share issuances under stock-based compensation plans	43.6	46.2
Dividends paid to common stockholders of T. Rowe Price Group	(184.6)	(174.8)
Net subscriptions received from redeemable non-controlling interest holders	66.0	177.8
Net cash used in financing activities	(306.0)	(242.1)

Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	(.7)	1.3

Net change in cash and cash equivalents during period	238.2	(239.6)
Cash and cash equivalents at beginning of period, including $70.1 million at December 31, 2018, and $103.1 million at December 31, 2017, held by consolidated T. Rowe Price investment products	1,495.3	2,005.8
Cash and cash equivalents at end of period, including $76.1 million at March 31, 2019, and $84.8 million at March 31, 2018, held by consolidated T. Rowe Price investment products	$1,733.5	$1,766.2

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Three months ended 3/31/2019
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2018	238,069	$47.6	$654.6	$5,464.1	$(42.0)	$6,124.3	$740.3
Net income	—	—	—	512.6	—	512.6	41.4
Other comprehensive income (loss), net of tax	—	—	—	—	.4	.4	(1.3)
Dividends declared ($0.76 per share)	—	—	—	(183.8)	—	(183.8)	—
Shares issued upon option exercises	830.2		44.8	—	—	45.0	—
Net shares issued upon vesting of restricted stock units	14	—	(1.2)	—	—	(1.2)	—
Forfeiture of restricted awards	(5)	—	—	—	—	—	—
Stock-based compensation expense	—	—	43.5	—	—	43.5	—
Common shares repurchased	(2,476)	(.5)	(87.2)	(142.1)	—	(229.8)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	85.9
Net reconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	20.4
Balances at March 31, 2019	236,432	$47.3	$654.5	$5,650.8	$(41.6)	$6,311.0	$886.7

	Three months ended 3/31/2018
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2017	245,111	$49.0	$846.1	$4,932.9	$(3.6)	$5,824.4	$992.8
Cumulative effect adjustment upon adoption of financial instruments and accumulated other comprehensive income guidance on January 1, 2018(2)	—	—	—	22.4	(7.9)	14.5	—
Reclassification of stranded tax benefits on currency translation adjustments on January 1, 2018	—	—	—	2.3	(2.3)	—	—
Balances at January 1, 2018	245,111	49.0	846.1	4,957.6	(13.8)	5,838.9	992.8
Net income	—	—	—	453.7	—	453.7	1.8
Other comprehensive income (loss), net of tax	—	—	—	—	7.4	7.4	7.0
Dividends declared ($0.70 per share)	—	—	—	(174.9)	—	(174.9)	—
Shares issued upon option exercises	1,103.2		44.9	—	—	45.1	—
Net shares issued upon vesting of restricted stock units	6	—	(.4)	—	—	(.4)	—
Forfeiture of restricted awards	(4)	—	—	—	—	—	—
Stock-based compensation expense	—	—	45.6	—	—	45.6	—
Restricted stock units issued as dividend equivalents	—	—	.1	(.1)	—	—	—
Common shares repurchased	(2,934)	(.5)	(281.7)	(31.3)	—	(313.5)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	177.8
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	(632.9)
Balances at March 31, 2018	243,282	$48.7	$654.6	$5,205.0	$(6.4)	$5,901.9	$546.5
(1) Accumulated other comprehensive income.
(2) Includes the reclassification of $1.7 million of stranded income taxes on certain investments resulting from U.S. tax law changes enacted on December 22, 2017, from accumulated other comprehensive income to retained earnings.

The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY AND BASIS OF PREPARATION.

T. Rowe Price Group Inc. derives its consolidated revenues and net income primarily from investment advisory services that its subsidiaries provide to individual and institutional investors in the T. Rowe Price U.S. mutual funds (“U.S. mutual funds”), separately managed accounts, subadvised funds, and other T. Rowe Price products. We also provide certain investment advisory clients with related administrative services, including distribution, mutual fund transfer agent, accounting, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; brokerage; and trust services.

Investment advisory revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations.

BASIS OF PRESENTATION.

These unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These principles require the use of estimates and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of our results for the interim periods presented. All such adjustments are of a normal recurring nature. Actual results may vary from our estimates. Certain prior year amounts have been reclassified to conform to the 2019 presentation.

The unaudited interim financial information contained in these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2018 Annual Report.

NEW ACCOUNTING GUIDANCE.
We adopted Accounting Standards Update No. 2016-02 — Leases (Topic 842) on January 1, 2019. The update required the recognition of right-of-use lease assets and liabilities on the balance sheet and the disclosure of qualitative and quantitative information about leasing arrangements. We adopted this standard using a modified retrospective approach without restating prior comparative periods. We also elected to use certain practical expedients that allowed us to not perform the following: (1) reassess whether expired or existing non-lease contracts that commenced before January 1, 2019 contained an embedded lease, (2) reevaluate the accounting classification of our existing operating leases, and (3) determine whether initial direct costs related to existing leases should be capitalized under this guidance. On January 1, 2019, we recognized operating lease assets totaling $168.7 million and corresponding operating lease liabilities of $168.7 million related primarily to our real estate leases. At implementation, we also reclassified $27.7 million in deferred rent liabilities related to these leases reducing the recognized operating lease assets to $141.0 million. The adoption did not have a material impact on our results of operations; however, the initial recognition of our operating lease assets and operating lease liabilities on January 1, 2019, represented a noncash investing activity that affected the amount reported in other changes in assets and liabilities our unaudited condensed consolidated statements of cash flows. Our leases accounting policy is included in the Summary of Significant Accounting Policies section below. Additional information on our operating leases is included in Note 6 - Leases.

NEWLY ISSUED BUT NOT YET ADOPTED ACCOUNTING GUIDANCE.

In August 2018, the FASB issued Accounting Standards Update No. 2018-15 — Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This update provides additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Though early adoption is permitted, we expect to adopt this update on January 1, 2020. We are currently evaluating the impact this standard will have on our financial position and results of operations.

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our unaudited condensed consolidated statements, including those we have not yet adopted. We do not believe that any such guidance has or will have a material effect on our financial position or results of operations.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Leases
We review new arrangements at inception to evaluate whether we obtain substantially all the economic benefits of and have the right to control the use of an asset. If we determine that an arrangement qualifies as a lease, we recognize a lease liability and a corresponding asset on the lease’s commencement date. The lease liability is initially measured at the present value of the future minimum lease payments over the lease term using the rate implicit in the arrangement or, if not available, our incremental borrowing rate. An operating lease asset is measured initially at the value of the lease liability but excludes any lease incentives and initial direct costs incurred.
Our leases qualify as operating leases and consist primarily of real estate leases for corporate offices, data centers, and other facilities. We measure our operating lease liabilities using an estimated incremental borrowing rate as there is no rate implicit in any of our operating lease arrangements. Since we do not have any outstanding borrowings, we estimate our incremental borrowing rate based on our estimated credit rating and available market information. Additionally, certain of our leases contain options to extend or terminate the lease term that, if exercised, would result in the remeasurement of the operating lease liability.
Our operating leases contain both lease and non-lease components. Non-lease components are distinct elements of a contract that are not related to securing the use of the lease assets, such as common area maintenance and other management costs. We elected for our real estate operating leases to measure the lease liability by combining the lease and non-lease components as a single lease component. As such, we included the fixed payments and any payments that depend on a rate or index that relate to our lease and non-lease components in the measurement of the operating lease liability.
We recognize lease expense on a straight-line basis over the lease term. Operating lease expense is recognized as part of technology, occupancy, and facility costs in our unaudited condensed consolidated statements of income.

NOTE 2 – INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Revenues earned during the first quarter of 2019 and 2018 under agreements with clients include:

	Three months ended 3/31/2019				Three months ended 3/31/2018
		Administrative, distribution, and servicing fees				Administrative, distribution, and servicing fees
(in millions)	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues
U.S. mutual funds	$815.9	$76.6	$30.2	$922.7	$832.9	$81.8	$36.6	$951.3
Subadvised and separate accounts and other investment products	378.3	—	—	378.3	356.3	—	—	356.3
Other clients	—	26.3	—	26.3	—	20.4	—	20.4
	$1,194.2	$102.9	$30.2	$1,327.3	$1,189.2	$102.2	$36.6	$1,328.0

Total net revenues earned from our related parties, specifically T. Rowe Price investment products, aggregate $1,093.4 and $1,100.6 million for the three months ended March 31, 2019 and 2018, respectively. Accounts receivable from these products aggregate to $391.3 million at March 31, 2019, and $354.8 million at December 31, 2018.

The following table details the investment advisory fees earned from clients by their underlying asset class.

	Three months ended
(in millions)	3/31/2019	3/31/2018
U.S. mutual funds
Equity and blended assets	$694.5	$705.5
Fixed income, including money market	121.4	127.4
	815.9	832.9
Subadvised and separate accounts and other investment products
Equity and blended assets	318.8	297.0
Fixed income, including money market	59.5	59.3
	378.3	356.3
Total	$1,194.2	$1,189.2

The following table summarizes the assets under management on which we earn investment advisory fees.

	Average during
	Three months ended		As of
(in billions)	3/31/2019	3/31/2018	3/31/2019	12/31/2018
U.S. mutual funds
Equity and blended assets	$487.6	$494.6	$506.6	$441.1
Fixed income, including money market	122.5	127.4	124.1	123.4
	610.1	622.0	630.7	564.5
Subadvised and separate accounts and other investment products
Equity and blended assets	332.9	308.2	347.9	299.2
Fixed income, including money market	100.5	95.3	103.1	98.6
	433.4	403.5	451.0	397.8
Total	$1,043.5	$1,025.5	$1,081.7	$962.3

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for 6.4% and 6.2% of our assets under management at March 31, 2019, and December 31, 2018, respectively.

NOTE 3 – INVESTMENTS.

The carrying values of our investments that are not part of the consolidated T. Rowe Price investment products are as follows:

(in millions)	3/31/2019	12/31/2018
Investments held at fair value
T. Rowe Price investment products	$1,542.4	$1,538.4
T. Rowe Price investment products designated as an economic hedge of supplemental savings plan liability	429.2	381.3
Investment partnerships and other investments	99.1	99.6
Equity method investments
T. Rowe Price investment products	308.7	276.2
26% interest in UTI Asset Management Company Limited (India)	161.3	152.4
Investment partnerships and other investments	5.0	4.5
U.S. Treasury note	1.0	1.0
Total	$2,546.7	$2,453.4

The investment partnerships are carried at fair value using net asset value (“NAV”) per share as a practical expedient. Our interests in these partnerships are generally not redeemable and are subject to significant restrictions on transferability. The underlying investments of these partnerships have contractual terms through 2029, though we may receive distributions of liquidating assets over a longer term. The investment strategies of these partnerships include growth equity, buyout, venture capital, and real estate.

During the three months ended March 31, 2019, net gains on investments included $50.6 million of net unrealized gains related to investments held at fair value that were still held at March 31, 2019. For the same period of 2018, the net losses on investments included $1.9 million of net unrealized losses on investments held at fair value that were still held at March 31, 2018.

During the three months ended March 31, 2019 and 2018, certain T. Rowe Price investment products in which we provided initial seed capital at the time of formation were deconsolidated, as we no longer had a controlling interest. Depending on our ownership interest, we are now reporting our residual interests in these T. Rowe Price investment products as either an equity method investment or an investment held at fair value. Additionally, during the three months ended March 31, 2019 and 2018, certain T. Rowe Price investment products that were being accounted for as equity method investments were consolidated, as we regained a controlling interest. The net impact of these changes on our unaudited condensed consolidated balance sheets and statements of income as of the dates the portfolios were deconsolidated or reconsolidated is detailed below.

	Three months ended
(in millions)	3/31/2019	3/31/2018
Net increase (decrease) in assets of consolidated T. Rowe Price investment products	$12.3	$(757.5)
Net decrease in liabilities of consolidated T. Rowe Price investment products	$(.9)	$(5.2)
Net increase (decrease) in redeemable non-controlling interests	$20.4	$(632.9)

Gains recognized upon deconsolidation	$.1	$3.1

The gains or losses recognized upon deconsolidation were the result of reclassifying currency translation adjustments accumulated on certain T. Rowe Price investment products with non-USD functional currencies from accumulated other comprehensive income to non-operating income.

VARIABLE INTEREST ENTITIES.

Our investments at March 31, 2019 and December 31, 2018, include interests in variable interest entities that we do not consolidate as we are not deemed the primary beneficiary. Our maximum risk of loss related to our involvement with these entities is as follows:

(in millions)	3/31/2019	12/31/2018
Investment carrying values	$141.1	$143.3
Unfunded capital commitments	24.0	27.3
Uncollected investment advisory and administrative fees	8.1	5.2
	$173.2	$175.8

The unfunded capital commitments totaling $24.0 million and $27.3 million at March 31, 2019 and December 31, 2018, respectively, relate primarily to the investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be called under certain circumstances.

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

These levels are not necessarily an indication of the risk or liquidity associated with our investments. The following table summarizes our investments that are recognized in our unaudited condensed consolidated balance sheets using fair value measurements determined based on the differing levels of inputs. This table excludes investments held by the consolidated T. Rowe Price investment products which are presented separately on our unaudited condensed consolidated balance sheets and are detailed in Note 5.

	3/31/2019		12/31/2018
(in millions)	Level 1	Level 2	Level 1	Level 2
Cash equivalents held in T. Rowe Price money market funds	$1,398.3	$—	$1,196.0	$—
T. Rowe Price investment products	1,964.1	7.5	1,900.5	19.2
Total	$3,362.4	$7.5	$3,096.5	$19.2

As required by the accounting guidance, the fair value hierarchy levels table above does not include the investment partnerships and other investments that are held at fair value using their NAV per share as a practical expedient. The carrying value of these investments as disclosed in Note 3 were $99.1 million at March 31, 2019 and $99.6 million at December 31, 2018.

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

The following table details the net assets of the consolidated T. Rowe Price investment products:

	3/31/2019			12/31/2018
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Cash and cash equivalents(1)	$16.3	$59.8	$76.1	$18.5	$51.6	$70.1
Investments(2)	289.7	1,509.0	1,798.7	261.3	1,322.7	1,584.0
Other assets	9.7	51.8	61.5	8.0	18.3	26.3
Total assets	315.7	1,620.6	1,936.3	287.8	1,392.6	1,680.4
Liabilities	23.6	41.1	64.7	16.0	22.7	38.7
Net assets	$292.1	$1,579.5	$1,871.6	$271.8	$1,369.9	$1,641.7

Attributable to T. Rowe Price Group	$199.8	$785.1	$984.9	$175.3	$726.1	$901.4
Attributable to redeemable non-controlling interests	92.3	794.4	886.7	96.5	643.8	740.3
	$292.1	$1,579.5	$1,871.6	$271.8	$1,369.9	$1,641.7
(1) Cash and cash equivalents includes $15.3 million and $18.5 million at March 31, 2019 and December 31, 2018, respectively, of T. Rowe Price money market mutual funds.
(2) Investments includes $42.1 million and $43.8 million at March 31, 2019 and December 31, 2018, respectively, of T. Rowe Price investment products.

Although we can redeem our net interest in these consolidated T. Rowe Price investment products at any time, we cannot directly access or sell the assets held by these products to obtain cash for general operations. Additionally, the assets of these investment products are not available to our general creditors.

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

The operating results of the consolidated T. Rowe Price investment products for the three months ended March 31, 2019 and 2018 are reflected in our unaudited condensed consolidated statements of income as follows:

	Three months ended
	3/31/2019			3/31/2018
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(.3)	$(2.8)	$(3.1)	$(.3)	$(2.2)	$(2.5)
Net investment income (loss) reflected in non-operating income	8.0	93.9	101.9	(.8)	1.6	.8
Impact on income before taxes	$7.7	$91.1	$98.8	$(1.1)	$(.6)	$(1.7)

Net income (loss) attributable to T. Rowe Price Group	$8.7	$48.7	$57.4	$(.7)	$(2.8)	$(3.5)
Net income (loss) attributable to redeemable non-controlling interests	(1.0)	42.4	41.4	(.4)	2.2	1.8
	$7.7	$91.1	$98.8	$(1.1)	$(.6)	$(1.7)

The operating expenses of the consolidated investment products are reflected in other operating expenses. In preparing our unaudited condensed consolidated financial statements, we eliminated operating expenses of $1.5 million and $1.7 million for the three months ended March 31, 2019 and 2018, respectively, against the investment advisory and administrative fees earned from these products. The net investment income reflected in non-operating income includes dividend and interest income and realized and unrealized gains and losses on the underlying securities held by the consolidated T. Rowe Price investment products.

The table below details the impact of these consolidated investment products on the individual lines of our unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018.

	Three months ended
	3/31/2019			3/31/2018
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Net cash provided by operating activities	$(28.7)	$(65.0)	$(93.7)	$(52.8)	$(148.2)	$(201.0)
Net cash used in investing activities	(5.1)	1.7	(3.4)	—	(21.5)	(21.5)
Net cash used in financing activities	31.6	72.2	103.8	63.4	139.5	202.9
Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	—	(.7)	(.7)	—	1.3	1.3
Net change in cash and cash equivalents during period	(2.2)	8.2	6.0	10.6	(28.9)	(18.3)
Cash and cash equivalents at beginning of year	18.5	51.6	70.1	7.1	96.0	103.1
Cash and cash equivalents at end of period	$16.3	$59.8	$76.1	$17.7	$67.1	$84.8

The net cash provided by financing activities during the three months ended March 31, 2019 and 2018 includes $37.8 million and $25.1 million, respectively, of net subscriptions we made into the consolidated T. Rowe Price investment products, net of dividends received. These cash flows were eliminated in consolidation.

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

	3/31/2019		12/31/2018
(in millions)	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents	$15.3	$—	$19.3	$—
Equity securities	239.9	572.6	189.6	483.5
Fixed income securities	—	961.6	—	890.2
Other investments	1.5	23.1	1.7	19.0
	$256.7	$1,557.3	$210.6	$1,392.7

Liabilities	$(1.0)	$(9.7)	$(.8)	$(12.8)

NOTE 6 – LEASES.
All of our leases are operating leases and primarily consist of real estate leases for corporate offices, data centers, and other facilities. As of March 31, 2019, the weighted-average remaining lease term on these leases is approximately seven years and the weighted-average discount rate used to measure the lease liabilities is approximately 3.5%.
Our operating lease expense for the three months ended March 31, 2019 and 2018, was $7.3 million and $8.1 million, respectively. Charges related to our operating leases that are variable and therefore not included in the measurement of the lease liabilities were $2.2 million for the three months ended March 31, 2019.
We made lease payments of $9.9 million during the three months ended March 31, 2019. Our future undiscounted cash flows related to our operating leases and the reconciliation to the operating lease liability as of March 31, 2019, are as follows:

(in millions)	3/31/2019
2019 (excluding the first quarter ended March 31, 2019)	$21.6
2020	29.8
2021	26.7
2022	22.4
2023	19.9
Thereafter	62.9
Total future undiscounted cash flows	183.3
Less: imputed interest to be recognized in lease expense	(21.4)
Operating lease liabilities, as reported	$161.9

NOTE 7 – STOCKHOLDERS’ EQUITY.

Accounts payable and accrued expenses includes liabilities of $8.0 million at March 31, 2019, and $9.2 million at December 31, 2018, for common stock repurchases that settled during the first week of April 2019 and January 2019, respectively.

NOTE 8 – STOCK-BASED COMPENSATION.

STOCK OPTIONS.

The following table summarizes the status of, and changes in, our stock options during the three months ended March 31, 2019.

	Options	Weighted- average exercise price
Outstanding at December 31, 2018	11,300,393	$69.05
Exercised	(972,655)	$60.26
Forfeited	(65,534)	$76.57
Expired	(7,807)	$59.07
Outstanding at March 31, 2019	10,254,397	$69.84
Exercisable at March 31, 2019	8,272,310	$68.24

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of, and changes in, our nonvested restricted shares and restricted stock units during the three months ended March 31, 2019.

	Restricted shares	Restricted stock units	Weighted-average fair value
Nonvested at December 31, 2018	136,964	6,603,920	$87.07
Time-based grants	—	20,307	$92.37
Vested	(400)	(26,129)	$99.36
Forfeited	(4,928)	(212,992)	$87.99
Nonvested at March 31, 2019	131,636	6,385,106	$87.01

Nonvested at March 31, 2019, includes 2,400 performance-based restricted shares and 450,727 performance-based restricted stock units. These nonvested performance-based restricted shares and units include 2,400 restricted shares and 289,906 restricted stock units for which the performance period has lapsed and the performance threshold has been met.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense (in millions) to be recognized over the remaining vesting periods of the stock-based awards outstanding at March 31, 2019. Estimated future compensation expense will change to reflect future grants of restricted stock awards and units, future option grants, changes in the probability of performance thresholds being met, and adjustments for actual forfeitures.

(in millions)
Second quarter 2019	$49.0
Third quarter 2019	48.9
Fourth quarter 2019	43.8
2020	104.6
2021 through 2024	83.2
Total	$329.5

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

	Three months ended
(in millions)	3/31/2019	3/31/2018
Net income attributable to T. Rowe Price Group	$512.6	$453.7
Less: net income allocated to outstanding restricted stock and stock unit holders	13.0	10.6
Net income allocated to common stockholders	$499.6	$443.1

Weighted-average common shares
Outstanding	236.6	244.3
Outstanding assuming dilution	239.6	249.8

NOTE 10 – OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME.

The following table presents the impact of the components of other comprehensive income or loss on deferred tax benefits (income taxes).

	Three months ended
(in millions)	3/31/2019	3/31/2018
Net deferred tax benefits (income taxes) on:
Currency translation adjustments	$.1	$(3.3)
Reclassification adjustment recognized in the provision for income taxes upon deconsolidation of a T. Rowe Price investment product	—	.8
Total deferred tax benefits (income taxes) on currency translation adjustments	.1	(2.5)

The changes in each component of accumulated other comprehensive income (loss), including reclassification adjustments for the three months ended March 31, 2019 and 2018 are presented in the table below.

		Currency translation adjustments
(in millions)		Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments	Total
Balances at December 31, 2018		$(48.8)	$6.8	$(42.0)	$(42.0)
Other comprehensive income (loss) before reclassifications and income taxes		4.9	(4.5)	.4	.4
Reclassification adjustments recognized in non-operating income		—	(.1)	(.1)	(.1)
		4.9	(4.6)	.3	.3
Net deferred tax benefits (income taxes)		(1.1)	1.2	.1	.1
Other comprehensive income (loss)		3.8	(3.4)	.4	.4
Balances at March 31, 2019		$(45.0)	$3.4	$(41.6)	$(41.6)

		Currency translation adjustments
(in millions)	Net unrealized holding gains	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments	Total
Balances at December 31, 2017	$7.9	$(30.6)	$19.1	$(11.5)	$(3.6)
Reclassification of unrealized holding gains to retained earnings upon adoption of new financial instruments guidance(1)	(7.9)	—	—	—	(7.9)
Reclassification adjustment of stranded tax benefits on currency translation adjustments upon adoption of new accumulated other comprehensive income guidance	—	(6.4)	4.1	(2.3)	(2.3)
Balance at January 1, 2018	—	(37.0)	23.2	(13.8)	(13.8)
Other comprehensive income before reclassifications and income taxes	—	3.8	9.2	13.0	13.0
Reclassification adjustments recognized in non-operating income	—	—	(3.1)	(3.1)	(3.1)
	—	3.8	6.1	9.9	9.9
Net deferred income taxes	—	(.8)	(1.7)	(2.5)	(2.5)
Other comprehensive income (loss)	—	3.0	4.4	7.4	7.4
Balances at March 31, 2018	$—	$(34.0)	$27.6	$(6.4)	$(6.4)
(1) Includes the reclassification of $1.7 million of stranded income taxes on certain investments resulting from U.S. tax law changes enacted on December 22, 2017, from accumulated other comprehensive income to retained earnings.

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

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries ("the Company") as of March 31, 2019, the related condensed consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2019 and 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 13, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
April 24, 2019

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

The general trend to passive investing has been persistent and accelerated in recent years, which has negatively impacted our new client inflows. However, over the long term we expect well-executed active management to play an important role for investors. In this regard, we remain debt-free with ample liquidity and resources that allow us to take advantage of attractive growth opportunities. We are investing to advance our strategic priorities to sustain and deepen our investment talent, add investment capabilities both in terms of new strategies and new investment vehicles, expand capabilities through enhanced technology, and broaden our distribution reach globally.

We currently expect our 2019 non-GAAP operating expenses to grow in the range of 4% to 7%. This expense growth range factors in continued investments in the business, our cost optimization efforts, and the phased implementation of paying for all third-party investment research. We currently expect all third-party investment research costs to be fully accounted for in our 2020 operating expenses. We could elect to adjust our expense growth should unforeseen circumstances arise, including significant market movements.

MARKET TRENDS.

Major U.S. stock indexes surged in the first quarter of 2019, as the market rebounded from its late-December 2018 lows. The Federal Reserve paused its short-term interest rate hikes while central bank officials assess the economy and the effects of previous rate increases. Equities were also lifted by fourth-quarter corporate earnings reports that were generally better than expected, although earnings growth moderated from the robust pace of earlier in 2018. The end of the federal government’s partial shutdown in late January also removed a major source of uncertainty. In addition, investors were hopeful that the U.S. and China would soon reach a resolution to their year-long trade dispute.

Stocks in developed non-U.S. equity markets performed well but underperformed U.S. shares in U.S. dollar terms. Japanese shares returned almost 7% for the quarter. UK shares surged nearly 12%, despite Brexit-related uncertainty.

Stocks in emerging markets performed approximately in line with developed non-U.S. markets. In Asia, Chinese stocks did very well, in part because of Chinese government stimulus efforts, expectations for an imminent U.S.-China trade deal, and MSCI’s plan to increase China’s representation in some of its indexes later this year. In emerging Europe, Russian stocks soared over 12% in U.S. dollar terms amid rising oil prices. In contrast, Turkish shares were extremely volatile and fell almost 3%. In Latin America, most markets advanced during the quarter. Stocks in regional heavyweight Brazil returned more than 8% amid expectations that the country’s new president would pursue business-friendly policies and pension reform.

Returns of several major equity market indexes for the first quarter of 2019, are as follows:

Index	3/31/2019
S&P 500 Index	13.7%
NASDAQ Composite Index(1)	16.5%
Russell 2000 Index	14.6%
MSCI EAFE (Europe, Australasia, and Far East) Index	10.1%
MSCI Emerging Markets Index	10.0%
 (1) Returns exclude dividends

Global bond performance was positive, and U.S., bonds produced solid returns. The Federal Reserve kept short-term interest rates unchanged and indicated that it does not currently see the need for rate hikes in 2019, which helped send longer-term bond yields sharply lower. During the quarter, the 10-year Treasury note yield fell from 2.69% to 2.41%. In the investment-grade debt universe, long-term Treasuries and corporate bonds fared best. Mortgage-backed securities lagged, as falling long-term rates could lead to more mortgage prepayments and refinancing activity. Municipal bonds performed approximately in line with taxable bonds. High yield bonds easily outperformed investment-grade issues amid narrowing credit spreads and increased demand from yield-seeking investors.

Bond returns in developed non-U.S. markets were positive in dollar terms, as yields in many developed markets decreased due to global growth concerns and a number of major central banks turning more neutral. However, a stronger U.S. dollar versus some currencies reduced returns in terms of dollars.

Emerging markets bond returns were also positive as they benefited from major central banks moving away from monetary tightening. Dollar-denominated emerging markets debt easily outperformed local currency bonds from developing countries. The latter lagged as several key currencies depreciated versus the dollar.

Returns for several major bond market indexes for the first quarter of 2019, are as follows:

Index	3/31/2019
Bloomberg Barclays U.S. Aggregate Bond Index	2.9%
JPMorgan Global High Yield Index	7.1%
Bloomberg Barclays Municipal Bond Index	2.9%
Bloomberg Barclays Global Aggregate Ex-U.S. Dollar Bond Index	1.5%
JPMorgan Emerging Markets Bond Index Plus	6.2%

ASSETS UNDER MANAGEMENT.

Assets under management ended the first quarter of 2019 at $1,081.7 billion, an increase of $119.4 billion from December 31, 2018. We had net cash inflows of $5.4 billion in the first quarter of 2019. The following table details changes in our assets under management, by vehicle and asset class during the first quarter of 2019:

	Three months ended 3/31/2019
(in billions)	U.S. mutual funds	Subadvised and separate accounts	Other investment products	Total
Assets under management at beginning of period	$564.5	$250.0	$147.8	$962.3

Net cash flows before client transfers	4.6	.8	—	5.4
Client transfers	(6.1)	(.9)	7.0	—
Net cash flows after client transfers	(1.5)	(.1)	7.0	5.4
Net market appreciation and income	67.4	30.7	15.6	113.7
Distributions reinvested	.3	—	—	.3
Change during the period	66.2	30.6	22.6	119.4

Assets under management at March 31, 2019	$630.7	$280.6	$170.4	$1,081.7

	Three months ended 3/31/2019
(in billions)	Equity	Fixed income, including money market	Multi-asset(1)	Total
Assets under management at beginning of period	$539.9	$136.1	$286.3	$962.3

Net cash flows	.7	1.5	3.2	5.4
Net market appreciation and income(2)	81.0	3.3	29.7	114.0
Change during the period	81.7	4.8	32.9	119.4
Assets under management at March 31, 2019	$621.6	$140.9	$319.2	$1,081.7
(1) The underlying assets under management of the multi-asset portfolios have been aggregated and presented in this category and not reported in the equity and fixed income columns.
(2) Reported net of distributions not reinvested.

Investment advisory clients outside the U.S. account for about 6.4% of our assets under management at March 31, 2019 and 6.2% at December 31, 2018.

Our target date retirement products, which are included in the multi-asset totals shown above, continue to be a significant part of our assets under management. Assets under management in these portfolios are as follows:

	As of
(in billions)	3/31/2019	12/31/2018
Target date retirement U.S. mutual funds	$156.6	$144.8
Target date separately managed retirement accounts	6.8	5.9
Target date retirement trusts	94.4	79.7
	$257.8	$230.4

Net cash inflows into our target date retirement products were $3.0 billion in the first quarter of 2019. For the year-ended December 31, 2018, our target date retirement products had net inflows of $12.0 billion, as net outflows of $14.1 billion from the target date retirement U.S. mutual funds were more than offset by net inflows of $21.4 billion into the retirement trusts and $4.7 billion into separately managed retirement accounts.

INVESTMENT PERFORMANCE.(1)

Strong investment performance and brand awareness is a key driver to attracting and retaining assets—and to our long-term success. The percentage of our U.S. mutual funds(2) (across primary share classes) that outperformed their comparable Morningstar median on a total return basis and that are in the top Morningstar quartile for the one-, three-, five-, and 10-years ended March 31, 2019, were:

	1 year	3 years	5 years	10 years
Outperformed Morningstar median
All funds	65%	68%	79%	82%
Multi-asset funds	86%	79%	88%	84%

Top Morningstar quartile
All funds	26%	39%	51%	54%
Multi-asset funds	3%	53%	59%	79%
(1) Source: © 2019 Morningstar, Inc. All rights reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Past performance is no guarantee of future results.
(2) Excludes passive and fund categories not ranked by Morningstar.

In addition, 85.5% of our rated U.S. mutual funds' assets under management ended the quarter with an overall rating of four or five stars from Morningstar. The performance of our institutional strategies against their benchmarks remains competitive, especially over longer time periods.

RESULTS OF OPERATIONS.

The following table and discussion sets forth information regarding our consolidated financial results for the three months ended March 31, 2019 and 2018 on a U.S. GAAP basis as well as a non-GAAP basis. The non-GAAP basis adjusts for the impact of our consolidated T. Rowe Price investment products, the impact of market movements on the supplemental savings plan liability and related economic hedges, investment income related to certain other investments, and certain nonrecurring charges and gains. Beginning in the second quarter of 2018, our non-GAAP adjustments no longer include non-operating income related to our cash and discretionary investments not consolidated. We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results.

	Three months ended		Q1 2019 vs. Q1 2018
(in millions, except per-share data)	3/31/2019	3/31/2018	$ change	% change
U.S. GAAP basis
Investment advisory fees	$1,194.2	$1,189.2	$5.0	.4%
Net revenues	$1,327.3	$1,328.0	$(.7)	(.1)%
Operating expenses	$794.8	$744.2	$50.6	6.8%
Net operating income	$532.5	$583.8	$(51.3)	(8.8)%
Non-operating income(1)	$202.8	$16.1	$186.7	n/m
Net income attributable to T. Rowe Price Group	$512.6	$453.7	$58.9	13.0%
Diluted earnings per common share	$2.09	$1.77	$.32	18.1%
Weighted average common shares outstanding assuming dilution	239.6	249.8	(10.2)	(4.1)%

Adjusted non-GAAP basis(2)
Operating expenses	$756.6	$741.0	$15.6	2.1%
Net income attributable to T. Rowe Price Group	$460.6	$445.6	$15.0	3.4%
Diluted earnings per common share	$1.87	$1.74	$.13	7.5%

Assets under management (in billions)
Average assets under management	$1,043.5	$1,025.5	$18.0	1.8%
Ending assets under management	$1,081.7	$1,014.2	$67.5	6.7%
(1) The percentage change in non-operating income is not meaningful (n/m).
(2) See the reconciliation to the comparable U.S. GAAP measures at the end of the Results of Operations section of this Management’s Discussion and Analysis.

Results Overview

Investment advisory revenues. Investment advisory revenues earned in the first quarter of 2019 increased over the comparable 2018 quarter as average assets under our management increased $18.0 billion, or 1.8%, to $1,043.5 billion. The average annualized effective fee rate earned on our assets under management during the first quarter of 2019 was 46.4 basis points, compared with 47.0 basis points earned during the first quarter of 2018. Our effective fee rate has declined due to client transfers within the complex to lower fee vehicles or share classes over the last twelve months and, to a lesser extent, fee reductions we made to certain mutual funds and other products during 2018. We regularly assess the competitiveness of our investment advisory fees and will continue to make adjustments as deemed appropriate.

Operating expenses. Operating expenses were $794.8 million in the first quarter of 2019 compared with $744.2 million in the first quarter of 2018. The increase in operating expenses for the first quarter of 2019 was primarily due to our continued strategic investments, as well as higher compensation expense related to the supplemental savings plan as markets rebounded strongly in the first quarter of 2019. The higher expense related to the supplemental savings plan is partially offset by the non-operating gains earned on the investments used to hedge the related liability. On a non-GAAP basis, our operating expenses in the first quarter of 2019 increased 2.1% to $756.6 million compared to the 2018 quarter. Our non-GAAP operating expenses excludes the first quarter of 2019 impact of our supplemental savings plan. See our non-GAAP reconciliations later in this Management’s Discussion and Analysis section.

Operating margin. Our operating margin in the first quarter of 2019 was 40.1%, compared to 44.0% earned in the 2018 quarter. The decrease is primarily due to the higher compensation expense related to our supplemental savings plan as markets in the first quarter of 2019 outperformed the same quarter in 2018.

Net revenues

	Three months ended		Q1 2019 vs. Q1 2018
(in millions)	3/31/2019	3/31/2018	$ change	% change
Investment advisory fees
U.S. mutual funds	$815.9	$832.9	$(17.0)	(2.0)%
Subadvised and separate accounts and other investment products	378.3	356.3	22.0	6.2%
	1,194.2	1,189.2	5.0	.4%
Administrative, distribution, and servicing fees
Administrative fees	102.9	102.2	.7	.7%
Distribution and servicing fees	30.2	36.6	(6.4)	(17.5)%
	133.1	138.8	(5.7)	(4.1)%
Net revenues	$1,327.3	$1,328.0	$(.7)	(.1)%

Investment advisory fees. Investment advisory fees are earned based on the value and composition of our assets under management, which change based on fluctuations in financial markets and net cash flows. As our average assets under management increase or decrease in a given period, the level of our investment advisory fee revenue for that same period generally fluctuates in a similar manner.

Investment advisory revenues earned in the first quarter of 2019 from the firm's U.S. mutual funds were $815.9 million, a decrease of 2.0% from the comparable 2018 quarter. Average assets under management in these funds for the first quarter of 2019 decreased 1.9% to $610.1 billion.

Investment advisory revenues earned in the first quarter of 2019 from subadvised and separate accounts as well as other investment products were $378.3 million, an increase of 6.2% from the comparable 2018 quarter. Average assets under management for these products increased 7.4% to $433.4 billion. The increase in average assets under management exceeded the increase in investment advisory fees in the first quarter of 2019 as compared to the same quarter in 2018, primarily due to a shift in assets under management to lower fee share classes over the last twelve months.

Administrative, distribution, and servicing fees. Administrative, distribution, and servicing fees in the first quarter of 2019 were $133.1 million, a decrease of $5.7 million, or 4.1%, from the comparable 2018 quarter. In this line, we recognize fees earned from providing administrative and distribution services to our investment advisory clients, primarily our U.S. mutual funds and their investors. The decrease was primarily attributable to lower distribution servicing revenue earned from our U.S. mutual funds due to lower assets under management resulting from client transfers to lower fee vehicles and share classes. The distribution and servicing fees we earn are related to 12b-1 plans of certain classes, including the Advisor and R classes, of our U.S. mutual funds and are entirely offset by the costs paid to third-party intermediaries who source these assets. These costs are reported in the distribution and servicing cost line in the unaudited condensed consolidated income statements.

Our first quarter net revenues reflect the elimination of $1.5 million in 2019 and $1.7 million in 2018, earned from our consolidated T. Rowe Price investment products. The corresponding expenses recognized by these products, and consolidated in our financial statements, were eliminated from operating expenses.

Operating expenses

	Three months ended		Q1 2019 vs. Q1 2018
(in millions)	3/31/2019	3/31/2018	$ change	% change
Compensation and related costs	$491.5	$441.4	$50.1	11.4%
Distribution and servicing	66.4	70.3	(3.9)	(5.5)%
Advertising and promotion	21.6	24.6	(3.0)	(12.2)%
Product-related costs	44.2	42.1	2.1	5.0%
Technology, occupancy, and facility costs	98.1	94.1	4.0	4.3%
General, administrative, and other	73.0	71.7	1.3	1.8%
Total operating expenses	$794.8	$744.2	$50.6	6.8%

Compensation and related costs. Compensation and related costs were $491.5 million in the first quarter of 2019, an increase of $50.1 million, or 11.4%, compared to the first quarter of 2018. The increase in compensation and related costs was primarily due to higher market-related expense related to our supplemental savings plan of $34.2 million along with an increase in salaries, benefits and related employee costs, which have increased $18.1 million from the first quarter of 2018, primarily as a result of a 2.4% increase in our average staff size and modest increases in base salaries at the beginning of 2019. Our interim accrual for annual variable compensation also increased $4.6 million from the 2018 quarter. We recognize the interim accrual ratably over the year using the ratio of recognized quarterly net revenues to forecasted annual net revenues. These increases in compensation and related costs were offset in part by $4.4 million of higher labor capitalization related to internally developed software compared to the 2018 quarter and a decrease in non-cash stock-based compensation expense of $2.1 million as the first quarter of 2019 included a higher expense reversal related to forfeitures than the first quarter of 2018.

Distribution and servicing. Distribution and servicing includes those costs incurred to distribute T. Rowe Price products as well as client and shareholder servicing, recordkeeping, and administrative services. These costs were $66.4 million for the first quarter of 2019, a decrease of 5.5% over the $70.3 million recognized in the first quarter of 2018. The decrease is primarily driven by client transfers to lower fee vehicles or share classes over the last twelve months, which resulted in lower assets under management in those mutual funds that are distributed by third-party intermediaries. These costs include those distribution and servicing costs paid to third-party intermediaries that source the assets of certain share classes of our U.S. mutual funds and is offset entirely by the 12b-1 revenue we earn and report in administrative, distribution, and servicing fees.

Advertising and promotion. Advertising and promotion costs were $21.6 million in the first quarter of 2019, a decrease of $3.0 million, or 12.2%, compared to the $24.6 million in the first quarter of 2018. The decrease is due to the market uncertainty leading into the first quarter of 2019 and the related timing of spend.

Technology, occupancy, and facility costs. Technology, occupancy, and facility costs consists of depreciation expense, technology equipment and maintenance, software, and costs related to our facilities. These costs were $98.1 million in the first quarter of 2019, an increase of $4.0 million, or 4.3%, compared to the $94.1 million recognized in the first quarter of 2018. The increase is due primarily to incremental investment in our technology capabilities, including related depreciation, hosted solution licenses, and maintenance programs.

General, administrative, and other. General, administrative, and other consists of costs associated with the overall management of the firm, including information services, professional services, travel and entertainment, research costs, and other general operating expenses. These costs were $73.0 million in the current quarter, an increase of $1.3 million, or 1.8%, compared to the $71.7 million recognized in the first quarter of 2018. The increase primarily reflects higher third-party investment research costs that were partially offset by a lower level of professional fees in the first quarter of 2019 as compared to the first quarter of 2018.

Non-operating income

Non-operating income in the first quarter of 2019 was $202.8 million, an increase of $186.7 million from the 2018 quarter. The following table details the components of non-operating income during the first quarter of 2018 and 2019 and the related dollar change.

	Three months ended
	3/31/2019	3/31/2018
Net gains (losses) from non-consolidated T. Rowe Price investment products
Cash and discretionary investments
Dividend income	$16.2	$6.8
Market related gains (losses) and equity in earnings	28.0	(2.5)
Seed capital investments
Dividend income	.5	1.1
Market related gains (losses) and equity in earnings	19.6	(.4)
Net gain recognized upon deconsolidation	.1	3.1
Investments used to hedge the supplemental savings plan liability	31.0	2.9
Total net gains from non-consolidated T. Rowe Price investment products	95.4	11.0
Other investment income	4.7	3.4
Net gains on investments	100.1	14.4
Net gains on consolidated sponsored investment portfolios	101.9	.8
Other income, including foreign currency gains and losses	.8	.9
Non-operating income	$202.8	$16.1

During the first quarter of 2019, non-operating income included the impact of sharp market increases, which resulted in significant unrealized gains on our investment portfolio compared with modest gains recognized during 2018.

The impact of consolidating certain T. Rowe Price investment products on the individual lines of our unaudited condensed consolidated statements of income is as follows:

	Three months ended
(in millions)	3/31/2019	3/31/2018
Operating expenses reflected in net operating income	$(3.1)	$(2.5)
Net investment income reflected in non-operating income	101.9	.8
Impact on income before taxes	$98.8	$(1.7)

Net income attributable to our interest in the consolidated T. Rowe Price investment products	$57.4	$(3.5)
Net income attributable to redeemable non-controlling interests (unrelated third-party investors)	41.4	1.8
	$98.8	$(1.7)

Provision for income taxes

Our effective tax rate for the first quarter of 2019 was 24.7%, compared with 24.1% in the 2018 quarter. The following table reconciles the statutory federal income tax rate to our effective tax rate for the three months ended March 31, 2019 and 2018:

	Three months ended
	3/31/2019	3/31/2018
Statutory U.S. federal income tax rate	21.0%	21.0%
State income taxes for current year, net of federal income tax benefits(1)	4.2	5.1
Net income attributable to redeemable non-controlling interests	(.6)	(.3)
Net excess tax benefits from stock-based compensation plans activity	(.6)	(2.1)
Other items	.7	.4
Effective income tax rate	24.7%	24.1%
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

Our non-GAAP effective tax rate for the three months ended March 31, 2019 and 2018 is 25.3% and 24.3%, respectively. We currently estimate our non-GAAP effective tax rate for the full-year 2019 will be in the range of 24% to 26%.

NON-GAAP INFORMATION AND RECONCILIATION.

We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results. These measures have been established in order to increase transparency for the purpose of evaluating our core business, for comparing current results with prior period results, and to enable more appropriate comparison with industry peers. However, non-GAAP financial measures should not be considered a substitute for financial measures calculated in accordance with U.S. GAAP and may be calculated differently by other companies. The following schedule reconciles U.S. GAAP financial measures to non-GAAP financial measures for the first quarter of 2019 and 2018.

	Three months ended
(in millions, except per-share amounts)	3/31/2019	3/31/2018
Operating expenses, GAAP basis	$794.8	$744.2
Non-GAAP adjustments:
Expenses of consolidated T. Rowe Price investment products, net of elimination of its related management and administrative fees(1)	(1.6)	(.8)
Compensation expense related to market valuation changes in the supplemental savings plan liability(2)	(36.6)	(2.4)
Adjusted operating expenses	$756.6	$741.0

Net income attributable to T. Rowe Price Group, GAAP basis	$512.6	$453.7
Non-GAAP adjustments:
Net income of consolidated T. Rowe Price investment products, net of redeemable non-controlling interests(1)	(57.4)	3.5
Non-operating income of investments designated as an economic hedge of the supplemental savings plan liability less related compensation expense(2)	5.6	(.5)
Other non-operating income(3)	(25.7)	(12.4)
Income tax impacts of non-GAAP adjustments(4)	25.5	1.3
Adjusted net income attributable to T. Rowe Price Group	$460.6	$445.6

Diluted earnings per common share, GAAP basis	$2.09	$1.77
Non-GAAP adjustments:
Consolidated T. Rowe Price investment products(1)	(.16)	.01
Non-operating income of investments designated as an economic hedge of the supplemental savings plan liability less related compensation expense(2)	.01	—
Other non-operating income(3)	(.07)	(.04)
Adjusted diluted earnings per common share(5)	$1.87	$1.74

(1) These non-GAAP adjustments back out the impact the consolidated T. Rowe Price investment products have on our U.S. GAAP consolidated statements of income. We believe the consolidated T. Rowe Price investment products may impact the reader's ability to understand our core operating results. The following tables detail the impact the consolidated products have on operating expenses and net income attributable to T. Rowe Price Group.

The following table details the calculation of operating expenses of consolidated T. Rowe Price investment products, net of elimination of its related management and administrative fees.

	Three months ended
	3/31/2019	3/31/2018
Operating expenses before eliminations	$3.1	$2.5
Operating expenses eliminated in consolidation	(1.5)	(1.7)
Total operating expenses, net of eliminations	$1.6	$.8

The following table details the calculation of net income of consolidated T. Rowe Price investment products, net of redeemable non-controlling interests:

	Three months ended
	3/31/2019	3/31/2018
Net investment gains	$101.9	$.8
Operating expenses	(3.1)	(2.5)
Net income	98.8	(1.7)
Less: net income attributable to redeemable non-controlling interests	41.4	1.8
T. Rowe Price Group's portion of net income	$57.4	$(3.5)

(2) This non-GAAP adjustment removes the compensation expense from market valuation changes in the supplemental savings plan and the related net gains on investments designated as an economic hedge against the related liability. Amounts deferred under the supplemental savings plan are adjusted for appreciation (depreciation) of hypothetical investments chosen by the employees. Since we economically hedge the exposure to these market movements, we believe it is useful to offset the non-operating investment income earned on the hedges against the related compensation expense and remove the net impact to increase comparability period to period. The following table details the supplemental savings plan related items:

	Three months ended
	3/31/2019	3/31/2018
Net gains on investments designated as an economic hedge of supplemental savings plan liability	$31.0	$2.9
Compensation expense from market valuation changes in supplemental savings plan liability	(36.6)	(2.4)
Non-operating income (loss) of investments designated as an economic hedge of supplemental savings plan liability less compensation expense	$(5.6)	$.5

(3) This non-GAAP adjustment represents the other non-operating income and the net gains (losses) earned on our non-consolidated investment portfolio that are not designated as economic hedges of the supplemental savings plan liability, and beginning in the second quarter of 2018, those non-consolidated investments that are not part of the cash and discretionary investment portfolio. We modified the non-GAAP adjustment to exclude the investment gains recognized on our non-consolidated cash and discretionary investments, as the income earned on these assets are considered part of our core operations. The impact on previously reported non-GAAP measures is immaterial. We believe adjusting for these non-operating income items helps the reader's ability to understand our core operating results and increases comparability to prior years. Additionally, we do not emphasize the impact of the portion of non-operating income removed when managing and evaluating our performance.

	Three months ended
	3/31/2019	3/31/2018
Net gains on investments	$100.1	$14.4
Less: net gains on investments designated as an economic hedge of supplemental savings plan liability	31.0	2.9
Less: net gains earned on cash and discretionary investments	44.2	—
Net gains on remaining non-consolidated investment portfolio	$24.9	$11.5
Other income	.8	.9
Total other non-operating income	$25.7	$12.4

(4) The income tax impacts were calculated in order to achieve an overall non-GAAP effective tax rate of 25.3% for 2019 and 24.3% for 2018. We estimate that our effective tax rate for the full-year 2019 on a non-GAAP basis will be in the range of 24% to 26%

(8) This non-GAAP measure was calculated by applying the two-class method to adjusted net income attributable to T. Rowe Price Group divided by the weighted-average common shares outstanding assuming dilution.

CAPITAL RESOURCES AND LIQUIDITY.

Sources of Liquidity
We remain debt-free with ample liquidity, including cash and investments in T. Rowe Price products, as follows:

(in millions)	3/31/2019	12/31/2018
Cash and cash equivalents	$1,657.4	$1,425.2
Discretionary investments	1,720.2	1,597.1
Total cash and discretionary investments	3,377.6	3,022.3
Redeemable seed capital investments	1,115.8	1,118.9
Investments used to hedge the supplemental savings plan liability	429.2	381.3
Total cash and investments in T. Rowe Price products	$4,922.6	$4,522.5

Cash and discretionary investments in T. Rowe Price products held by our subsidiaries outside the U.S. were $442.0 million at March 31, 2019 and $425.3 million at December 31, 2018.

The cash and investment presentation on the unaudited condensed consolidated balance sheet is based on how we account for the cash equivalent or investment. The following table details how T. Rowe Price Group’s interests in cash and investments relate to where they are presented in the unaudited condensed consolidated balance sheet as of March 31, 2019.

(in millions)	Cash and cash equivalents	Investments	Net assets of consolidated T. Rowe Price investment products	3/31/2019
Cash and discretionary investments	$1,657.4	$1,609.8	$110.4	$3,377.6
Seed capital investments	—	241.3	874.5	1,115.8
Investments used to hedge the supplemental savings plan liability	—	429.2	—	429.2
Total cash and investments in T. Rowe Price products attributable to T. Rowe Price Group	1,657.4	2,280.3	984.9	4,922.6
Investment in UTI and other investments	—	266.4	—	266.4
Total cash and investments attributable to T. Rowe Price Group	1,657.4	2,546.7	984.9	5,189.0
Redeemable non-controlling interests	—	—	886.7	886.7
As reported on unaudited condensed consolidated balance sheet at March 31, 2019	$1,657.4	$2,546.7	$1,871.6	$6,075.7

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

Uses of Liquidity

We increased our quarterly recurring dividend per common share in February 2019 by 8.6% to $.76 per common share from $.70 per common share. Additionally, we expended $229.8 million in the first quarter of 2019 to repurchase 2.5 million shares, or 1.0%, of our outstanding common stock at an average price of $92.83 per share. These dividends and repurchases were expended using existing cash balances and cash generated from operations. We will generally repurchase our common stock over time to offset the dilution created by our equity-based compensation plans.

Since the end of 2016, we have returned $3.2 billion to stockholders through stock repurchases and our regular quarterly dividends, as follows:

(in millions)	Recurring dividend	Stock repurchases	Total cash returned to stockholders
2017	$562.6	$458.1	$1,020.7
2018	694.7	1,099.6	1,794.3
Three months ended 3/31/2019	183.8	229.8	413.6
Total	$1,441.1	$1,787.5	$3,228.6

We anticipate property and equipment expenditures for the full-year 2019 to be about $200 million, of which about two-thirds is planned for technology initiatives. We expect to fund our anticipated capital expenditures with operating cash flows and other available resources.

Cash Flows

The following table summarizes the cash flows for the three months ended March 31, 2019 and 2018, that are attributable to T. Rowe Price Group, our consolidated T. Rowe Price investment products, and the related eliminations required in preparing the statement.

	Three months ended
	3/31/2019				3/31/2018
(in millions)	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated T. Rowe Price investment products	Elims	As reported	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated T. Rowe Price investment products	Elims	As reported
Cash flows from operating activities
Net income	$512.6	$98.8	$(57.4)	$554.0	$453.7	$(1.7)	$3.5	$455.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization of property and equipment	41.9	—		41.9	36.9	—	—	36.9
Stock-based compensation expense	43.5	—		43.5	45.6	—	—	45.6
Net gains recognized on investments	(139.4)	—	57.4	(82.0)	.9	—	(3.5)	(2.6)
Net investments in T. Rowe Price investment products used to economically hedge supplemental savings plan liability	(18.2)	—		(18.2)	(12.9)	—	—	(12.9)
Net change in trading securities held by consolidated T. Rowe Price investment products	—	(184.2)		(184.2)	—	(189.4)	—	(189.4)
Other changes in assets and liabilities	233.0	(8.3)	(1.0)	223.7	198.7	(9.9)	(.9)	187.9
Net cash provided by (used in) operating activities	673.4	(93.7)	(1.0)	578.7	722.9	(201.0)	(.9)	521.0
Net cash Provided by (used in) investing activities	(69.2)	(3.4)	38.8	(33.8)	(524.3)	(21.5)	26.0	(519.8)
Net cash provided by (used in) financing activities	(372.0)	103.8	(37.8)	(306.0)	(419.9)	202.9	(25.1)	(242.1)
Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	—	(.7)	—	(.7)	—	1.3	—	1.3
Net change in cash and cash equivalents during period	232.2	6.0	—	238.2	(221.3)	(18.3)	—	(239.6)
Cash and cash equivalents at beginning of year	1,425.2	70.1	—	1,495.3	1,902.7	103.1	—	2,005.8
Cash and cash equivalents at end of period	$1,657.4	$76.1	$—	$1,733.5	$1,681.4	$84.8	$—	$1,766.2

Operating Activities
Operating activities attributable to T. Rowe Price Group during the first quarter of 2019 provided cash flows of $673.4 million, a decrease of $49.5 million from the 2018 period. Although net income increased $58.9 million during the first quarter of 2019, adjustments made to net income to arrive at cash flows from operating activities more than offset the increase in net income. The most significant adjustment related to a $140.3 million change in net investment gains, which was driven by stronger equity markets in 2019 compared with 2018. The majority of the remaining adjustments related to timing differences on the cash settlement of our assets and liabilities, which increased cash flows by $34.3 million. Our interim operating cash flows do not include the cash impact of variable compensation that is accrued throughout the year before being substantially paid out in December. The remaining change in reported cash flows from operating activities was attributable to the net change in trading securities held in our consolidated investment products’ underlying portfolios.

Investing Activities
Net cash used in investing activities that are attributable to T. Rowe Price Group totaled $69.2 million in the first quarter of 2019 compared with $524.3 million in the 2018 period. During the first quarter of 2018, we rebalanced our cash and discretionary investments portfolio resulting in the reallocation of cash and cash equivalents of $500.0 million to certain T. Rowe Price funds. During 2019, we increased our property and equipment expenditures by $11.0 million and increased the level of seed capital provided by $12.8 million. Since we consolidate the seed capital in T. Rowe Price investment products, our seed capital was eliminated in preparing our unaudited condensed consolidated statement of cash flows. The remaining $18.7 million change in cash used in investing activities attributable to T. Rowe Price Group stems from a decrease in net proceeds received in 2019 as compared to 2018 related to the purchases and sales of other T. Rowe Price products. The net cash removed from our balance sheet from consolidating and deconsolidating investment products during the first quarter of 2019 compared with 2018 period accounts for the remaining $18.1 million change in reported cash flows from investing activities.

Financing Activities
Net cash used in financing activities attributable to T. Rowe Price Group were $372.0 million in the first quarter of 2019 compared with $419.9 million in the 2018 period. During 2019, we repurchased fewer shares of our common stock which resulted in a $60.3 million decrease in cash used. This decrease in cash used was offset by an 8.6% increase in our quarterly dividend per share, which resulted in paying $9.8 million more in dividends in 2019. The remaining change in reported cash flows from financing activities is primarily attributable to a $111.8 million increase in net subscriptions received from redeemable non-controlling interest holders of our consolidated investment products during the first quarter of 2019 compared to the 2018 period.

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

There have been no material changes in the critical accounting policies previously identified in our 2018 Annual Report on Form 10-K.

NEWLY-ISSUED BUT NOT YET ADOPTED ACCOUNTING GUIDANCE.

See Note 1 - The Company and Basis of Preparation note within Item 1. Financial Statements for a discussion of newly issued but not yet adopted accounting guidance.

FORWARD-LOOKING INFORMATION.

From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this report, may contain certain forward-looking information, including information or anticipated information relating to: our revenues, net income, and earnings per share on common stock; changes in the amount and composition of our assets under management; our expense levels; our tax rate; and our expectations regarding financial markets, future transactions, dividends, stock repurchases, investments, new products and services, capital expenditures, the timing of the assumption of all third party research payments, changes in our effective fee rate, and other market conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A, Risk Factors, of our Form 10-K Annual Report for 2018. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

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

There has been no material change in the total potential loss information provided in Item 7A of the Form 10-K Annual Report for 2018.

Item 4.	Controls and Procedures.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of March 31, 2019, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the first quarter of 2019, and has concluded that there was no change during the first quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in the information provided in Item 1A of our Form 10-K Annual Report for 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchase activity during the first quarter of 2019 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January	1,683,579	$91.28	1,651,544	12,696,262
February	383,634	$93.56	322,406	22,373,856
March	520,703	$97.98	501,958	21,871,898
Total	2,587,916	$92.96	2,475,908

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorization, outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options, and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the first quarter of 2019, 111,860 were related to shares surrendered in connection with employee stock option exercises and 148 were related to shares withheld to cover tax withholdings associated with the vesting of restricted stock awards.

The following table details the changes in and status of the Board of Directors’ outstanding publicly announced board authorizations.

Authorization dates	1/1/2019	Additional shares authorized	Total Number of Shares Purchased	Maximum Number of Shares that May Yet Be Purchased at 3/31/2019
December 2016	4,347,806	—	(2,475,908)	1,871,898
April 2018	10,000,000	—	—	10,000,000
February 2019	—	10,000,000	—	10,000,000
	14,347,806	10,000,000	(2,475,908)	21,871,898

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On April 24, 2019, we issued an earnings release reporting our results of operations for the first quarter of 2019. A copy of that earnings release is furnished herewith as Exhibit 99.1. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

Item 6. Exhibits.

The following exhibits required by Item 601 of Regulation S-K are furnished herewith.

3(i)	Charter of T. Rowe Price Group, Inc., as reflected by Articles of Restatement dated June 20, 2018. (Incorporated by reference from Form 10-Q Quarterly Report filed on July 25, 2018.)

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of February 12, 2019. (Incorporated by reference from Form 8-K Current Report filed on February 13, 2019.)

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99.1	Earnings release issued April 24, 2019, reporting our results of operations for the first quarter of 2019.

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

101.CAL XBRL Taxonomy Calculation Linkbase Document

101.LAB XBRL Taxonomy Label Linkbase Document

101.PRE XBRL Taxonomy Presentation Linkbase Document

101.DEF XBRL Taxonomy Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 24, 2019.
T. Rowe Price Group, Inc.

By:    /s/ Céline S. Dufétel
Vice President, Chief Financial Officer and Treasurer