Form 10-Q
period 2019-06-30
PRICE T ROWE GROUP INC
filed 2019-07-24
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-32191
______________________________________
T. ROWE PRICE GROUP, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-2264646
(State of incorporation)	(I.R.S. Employer Identification No.)
100 East Pratt Street, Baltimore, Maryland 21202
(Address, including Zip Code, of principal executive offices)
(410) 345-2000
(Registrant’s telephone number, including area code)
________________

Common stock, $.20 par value per share	TROW	The NASDAQ Stock Market LLC
(title of security)	(ticker symbol)	(Name of exchange on which registered)
______________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (do not check if smaller reporting company)	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, July 22, 2019, is 235,565,029.
The exhibit index is at Item 6 on page 40.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	6/30/2019	12/31/2018
ASSETS
Cash and cash equivalents	$1,802.4	$1,425.2
Accounts receivable and accrued revenue	619.8	549.6
Investments	2,575.2	2,453.4
Assets of consolidated T. Rowe Price investment products ($1,875.1 million at June 30, 2019 and $1,392.6 million at December 31, 2018, related to variable interest entities)	2,203.4	1,680.4
Operating lease assets	120.1	—
Property and equipment, net	672.0	661.3
Goodwill	665.7	665.7
Other assets	253.7	253.7
Total assets	$8,912.3	$7,689.3

LIABILITIES
Accounts payable and accrued expenses	$193.0	$228.5
Liabilities of consolidated T. Rowe Price investment products ($75.8 million at June 30, 2019 and $22.7 million at December 31, 2018, related to variable interest entities)	102.5	38.7
Operating lease liabilities	154.9	—
Accrued compensation and related costs	374.1	123.3
Supplemental savings plan liability	444.0	380.0
Income taxes payable	52.4	54.2
Total liabilities	1,320.9	824.7

Commitments and contingent liabilities

Redeemable non-controlling interests	1,012.3	740.3

STOCKHOLDERS’ EQUITY
Preferred stock, undesignated, $.20 par value – authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value—authorized 750,000,000; issued 235,518,000 shares at June 30, 2019 and 238,069,000 at December 31, 2018	47.1	47.6
Additional capital in excess of par value	654.6	654.6
Retained earnings	5,915.9	5,464.1
Accumulated other comprehensive loss	(38.5)	(42.0)
Total permanent stockholders’ equity	6,579.1	6,124.3
Total liabilities, redeemable non-controlling interests, and permanent stockholders’ equity	$8,912.3	$7,689.3

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended		Six months ended
	6/30/2019	6/30/2018	6/30/2019	6/30/2018
Revenues
Investment advisory fees	$1,270.2	$1,214.4	$2,464.4	$2,403.6
Administrative, distribution, and servicing fees	125.0	130.6	258.1	269.4
Net revenues	1,395.2	1,345.0	2,722.5	2,673.0

Operating expenses
Compensation and related costs	483.2	456.0	974.7	897.4
Distribution and servicing	64.4	71.6	130.8	141.9
Advertising and promotion	19.8	19.0	41.4	43.6
Product-related costs	33.4	37.1	77.6	79.2
Technology, occupancy, and facility costs	104.9	93.2	203.0	187.3
General, administrative, and other	74.4	73.4	147.4	145.1
Total operating expenses	780.1	750.3	1,574.9	1,494.5

Net operating income	615.1	594.7	1,147.6	1,178.5

Non-operating income
Net gains on investments	61.8	17.4	161.9	31.8
Net gains on consolidated investment products	62.8	19.1	164.7	19.9
Other income (loss)	(.1)	(2.4)	.7	(1.5)
Total non-operating income	124.5	34.1	327.3	50.2

Income before income taxes	739.6	628.8	1,474.9	1,228.7
Provision for income taxes	183.7	169.2	365.0	313.6
Net income	555.9	459.6	1,109.9	915.1
Less: net income attributable to redeemable non-controlling interests	28.4	10.7	69.8	12.5
Net income attributable to T. Rowe Price Group	$527.5	$448.9	$1,040.1	$902.6

Earnings per share on common stock of T. Rowe Price Group
Basic	$2.18	$1.81	$4.29	$3.62
Diluted	$2.15	$1.77	$4.23	$3.55

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three months ended		Six months ended
	6/30/2019	6/30/2018	6/30/2019	6/30/2018
Net income	$555.9	$459.6	$1,109.9	$915.1
Other comprehensive income (loss)
Currency translation adjustments
Consolidated T. Rowe Price investment products - variable interest entities	3.7	(40.0)	(2.1)	(23.8)
Reclassification gains recognized in non-operating income upon deconsolidation of certain T. Rowe Price investment products	(.1)	(.5)	(.2)	(3.6)
Total currency translation adjustments of consolidated T. Rowe Price investment products - variable interest entities	3.6	(40.5)	(2.3)	(27.4)
Equity method investments	1.5	(3.3)	6.4	.5
Other comprehensive income (loss) before income taxes	5.1	(43.8)	4.1	(26.9)
Net deferred tax benefits (income taxes)	(1.0)	6.0	(.9)	3.5
Total other comprehensive income (loss)	4.1	(37.8)	3.2	(23.4)

Total comprehensive income	560.0	421.8	1,113.1	891.7
Less: comprehensive income (loss) attributable to redeemable non-controlling interests	29.4	(9.8)	69.5	(1.0)
Total comprehensive income attributable to T. Rowe Price Group	$530.6	$431.6	$1,043.6	$892.7

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six months ended
	6/30/2019	6/30/2018
Cash flows from operating activities
Net income	$1,109.9	$915.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization of property and equipment	86.0	74.7
Stock-based compensation expense	90.7	90.8
Net gains recognized on investments	(124.4)	(5.4)
Net investments in T. Rowe Price investment products used to economically hedge supplemental savings plan liability	(19.3)	(13.7)
Net change in securities held by consolidated T. Rowe Price investment products	(444.0)	(407.1)
Other changes in assets and liabilities	249.9	274.9
Net cash provided by operating activities	948.8	929.3

Cash flows from investing activities
Purchases of T. Rowe Price investment products	(34.9)	(1,110.2)
Dispositions of T. Rowe Price investment products	103.8	259.3
Net cash of T. Rowe Price investment products on consolidation (deconsolidation)	(5.1)	(21.7)
Additions to property and equipment	(94.5)	(78.6)
Other investing activity	1.6	7.2
Net cash used in investing activities	(29.1)	(944.0)

Cash flows from financing activities
Repurchases of common stock	(402.8)	(450.3)
Common share issuances under stock-based compensation plans	78.8	92.8
Dividends paid to common stockholders of T. Rowe Price Group	(367.8)	(348.7)
Net subscriptions received from redeemable non-controlling interest holders	190.3	318.0
Net cash used in financing activities	(501.5)	(388.2)

Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	(.4)	(6.6)

Net change in cash and cash equivalents during period	417.8	(409.5)
Cash and cash equivalents at beginning of period, including $70.1 million at December 31, 2018, and $103.1 million at December 31, 2017, held by consolidated T. Rowe Price investment products	1,495.3	2,005.8
Cash and cash equivalents at end of period, including $110.7 million at June 30, 2019, and $111.9 million at June 30, 2018, held by consolidated T. Rowe Price investment products	$1,913.1	$1,596.3

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Three months ended 6/30/2019
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity	Redeemable non-controlling interests
Balances at March 31, 2019	236,432	$47.3	$654.5	$5,650.8	$(41.6)	$6,311.0	$886.7
Net income	—	—	—	527.5	—	527.5	28.4
Other comprehensive income (loss), net of tax	—	—	—	—	3.1	3.1	1.0
Dividends declared ($0.76 per share)	—	—	—	(183.4)	—	(183.4)	—
Shares issued upon option exercises	665.1		37.7	—	—	37.8	—
Restricted shares issued, net of shares withheld for taxes	7	—	(.1)	—	—	(.1)	—
Net shares issued upon vesting of restricted stock units	19	—	(.2)	—	—	(.2)	—
Forfeiture of restricted awards	(2)	—	—	—	—	—	—
Stock-based compensation expense	—	—	47.2	—	—	47.2	—
Restricted stock units issued as dividend equivalents	—	—	.1	(.1)	—	—	—
Common shares repurchased	(1,603)	(.3)	(84.6)	(78.9)	—	(163.8)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	125.7
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	(29.5)
Balances at June 30, 2019	235,518	$47.1	$654.6	$5,915.9	$(38.5)	$6,579.1	$1,012.3

	Three months ended 6/30/2018
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity	Redeemable non-controlling interests
Balances at March 31, 2018	243,282	$48.7	$654.6	$5,205.0	$(6.4)	$5,901.9	$546.5
Net income	—	—	—	448.9	—	448.9	10.7
Other comprehensive income (loss), net of tax	—	—	—	—	(17.3)	(17.3)	(20.5)
Dividends declared ($0.70 per share)	—	—	—	(173.9)	—	(173.9)	—
Shares issued upon option exercises	1,138.2		46.8	—	—	47.0	—
Restricted shares issued, net of shares withheld for taxes	8	—	(.1)	—	—	(.1)	—
Net shares issued upon vesting of restricted stock units	50	—	(.3)	—	—	(.3)	—
Forfeiture of restricted awards	(2)	—	—	—	—	—	—
Stock-based compensation expense	—	—	45.2	—	—	45.2	—
Common shares repurchased	(1,296)	(.3)	(91.6)	(44.9)	—	(136.8)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	144.8
Net reconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	57.7
Balances at June 30, 2018	243,180	$48.6	$654.6	$5,435.1	$(23.7)	$6,114.6	$739.2

(1) Accumulated other comprehensive income.

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Six months ended 6/30/2019
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2018	238,069	$47.6	$654.6	$5,464.1	$(42.0)	$6,124.3	$740.3
Net income	—	—	—	1,040.1	—	1,040.1	69.8
Other comprehensive income (loss), net of tax	—	—	—	—	3.5	3.5	(.3)
Dividends declared ($1.52 per share)	—	—	—	(367.2)	—	(367.2)	—
Shares issued upon option exercises	1,495.3		82.5	—	—	82.8	—
Restricted shares issued, net of shares withheld for taxes	7	—	(.1)	—	—	(.1)	—
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	33	—	(1.4)	—	—	(1.4)	—
Forfeiture of restricted awards	(7)	—	—	—	—	—	—
Stock-based compensation expense	—	—	90.7	—	—	90.7	—
Restricted stock units issued as dividend equivalents	—	—	.1	(.1)	—	—	—
Common shares repurchased	(4,079)	(.8)	(171.8)	(221.0)	—	(393.6)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	211.6
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	(9.1)
Balances at June 30, 2019	235,518	$47.1	$654.6	$5,915.9	$(38.5)	$6,579.1	$1,012.3

	Six months ended 6/30/2018
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2017	245,111	$49.0	$846.1	$4,932.9	$(3.6)	$5,824.4	$992.8
Cumulative effect adjustment upon adoption of financial instruments and AOCI guidance(2)	—	—	—	22.4	(7.9)	14.5	—
Reclassification adjustment of stranded tax benefits on currency translation adjustments upon adoption of AOCI guidance	—	—	—	2.3	(2.3)	—	—
Balances at January 1, 2018	245,111	49.0	846.1	4,957.6	(13.8)	5,838.9	992.8
Net income	—	—	—	902.6	—	902.6	12.5
Other comprehensive income (loss), net of tax	—	—	—	—	(9.9)	(9.9)	(13.5)
Dividends declared ($1.40 per share)	—	—	—	(348.8)	—	(348.8)	—
Shares issued upon option exercises	2,241.4		91.7	—	—	92.1	—
Restricted shares issued, net of shares withheld for taxes	8	—	(.1)	—	—	(.1)	—
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	56	—	(.7)	—	—	(.7)	—
Forfeiture of restricted awards	(6)	—	—	—	—	—	—
Stock-based compensation expense	—	—	90.8	—	—	90.8	—
Restricted stock units issued as dividend equivalents	—	—	.1	(.1)	—	—	—
Common shares repurchased	(4,230)	(.8)	(373.3)	(76.2)	—	(450.3)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	322.6
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	(575.2)
Balances at June 30, 2018	243,180	$48.6	$654.6	$5,435.1	$(23.7)	$6,114.6	$739.2
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

NEW ACCOUNTING GUIDANCE.
We adopted Accounting Standards Update No. 2016-02 — Leases (Topic 842) on January 1, 2019. The update required the recognition of right-of-use lease assets and liabilities on the balance sheet and the disclosure of qualitative and quantitative information about leasing arrangements. We adopted this standard using a modified retrospective approach without restating prior comparative periods. We also elected to use certain practical expedients that allowed us to not perform the following: (1) reassess whether expired or existing non-lease contracts that commenced before January 1, 2019 contained an embedded lease, (2) reevaluate the accounting classification of our existing operating leases, and (3) determine whether initial direct costs related to existing leases should be capitalized under this guidance. On January 1, 2019, we recognized operating lease assets totaling $168.7 million and corresponding operating lease liabilities of $168.7 million related primarily to our real estate leases. At implementation, we also reclassified $27.7 million in deferred rent liabilities related to these leases, reducing the recognized operating lease assets to $141.0 million. The adoption did not have a material impact on our results of operations; however, the initial recognition of our operating lease assets and operating lease liabilities on January 1, 2019, represented a non-cash investing activity that affected the amount reported in other changes in assets and liabilities in our unaudited condensed consolidated statements of cash flows. Our leases accounting policy is included in the Summary of Significant Accounting Policies section below. Additional information on our operating leases is included in Note 6 - Leases.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Leases
We review new arrangements at inception to evaluate whether we substantially obtain all the economic benefits of and have the right to control the use of an asset. If we determine that an arrangement qualifies as a lease, we recognize a lease liability and a corresponding asset on the lease’s commencement date. The lease liability is initially measured at the present value of the future minimum lease payments over the lease term using the rate implicit in the arrangement or, if not available, our incremental borrowing rate. An operating lease asset is measured initially at the value of the lease liability less any lease incentives and initial direct costs incurred.
Our leases qualify as operating leases and consist primarily of real estate leases for corporate offices, data centers, and other facilities. We measure our operating lease liabilities using an estimated incremental borrowing rate as there is no rate implicit in any of our operating lease arrangements. Since we do not have any outstanding borrowings, we estimate our incremental borrowing rate using an estimated credit rating and available market information. Additionally, certain of our leases contain options to extend or terminate the lease term that, if exercised, would result in the remeasurement of the operating lease liability.
Our operating leases contain both lease and non-lease components. Non-lease components are distinct elements of a contract that are not related to securing the use of the lease assets, such as common area maintenance and other management costs. We elected to measure the lease liability of our real estate operating leases by combining the lease and non-lease components into one single lease component. As such, we included the fixed payments and any payments that depend on a rate or index related to our lease and non-lease components in measuring the operating lease liability.
We recognize lease expense on a straight-line basis over the lease term. Operating lease expense is recognized as part of technology, occupancy, and facility costs in our unaudited condensed consolidated statements of income.

NOTE 2 – INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Revenues earned during the three- and six-month periods ended June 30, 2019 and 2018 under agreements with clients include:

	Three months ended 6/30/2019				Three months ended 6/30/2018
		Administrative, distribution, and servicing fees				Administrative, distribution, and servicing fees
(in millions)	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues
U.S. mutual funds	$860.7	$69.7	$30.1	$960.5	$846.9	$74.4	$35.5	$956.8
Subadvised and separate accounts and other investment products	409.5	—	—	409.5	367.5	—	—	367.5
Other clients	—	25.2	—	25.2	—	20.7	—	20.7
	$1,270.2	$94.9	$30.1	$1,395.2	$1,214.4	$95.1	$35.5	$1,345.0

	Six months ended 6/30/2019				Six months ended 6/30/2018
		Administrative, distribution, and servicing fees				Administrative, distribution, and servicing fees
(in millions)	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues
U.S. mutual funds	$1,676.6	$146.3	$60.3	$1,883.2	$1,679.8	$156.2	$72.1	$1,908.1
Subadvised and separate accounts and other investment products	787.8	—	—	787.8	723.8	—	—	723.8
Other clients	—	51.5	—	51.5	—	41.1	—	41.1
	$2,464.4	$197.8	$60.3	$2,722.5	$2,403.6	$197.3	$72.1	$2,673.0

Total net revenues earned from our related parties, specifically T. Rowe Price investment products, aggregate $1,147.6 and $1,114.8 million for the three months ended June 30, 2019 and 2018, respectively. Total net revenues earned during the six months ended June 30, 2019 and 2018 aggregate $2,241.0 million and $2,215.4 million, respectively. Accounts receivable from these products aggregate to $400.9 million at June 30, 2019, and $354.8 million at December 31, 2018.

The following table details the investment advisory fees earned from clients by their underlying asset class.

	Three months ended		Six months ended
(in millions)	6/30/2019	6/30/2018	6/30/2019	6/30/2018
U.S. mutual funds
Equity and blended assets	$736.8	$718.0	$1,431.3	$1,423.5
Fixed income, including money market	123.9	128.9	245.3	256.3
	860.7	846.9	1,676.6	1,679.8
Subadvised and separate accounts and other investment products
Equity and blended assets	346.1	308.0	664.9	605.0
Fixed income, including money market	63.4	59.5	122.9	118.8
	409.5	367.5	787.8	723.8
Total	$1,270.2	$1,214.4	$2,464.4	$2,403.6

The following table summarizes the assets under management on which we earn investment advisory fees.

	Average during		Average during
	Three months ended		Six months ended		As of
(in billions)	6/30/2019	6/30/2018	6/30/2019	6/30/2018	6/30/2019	12/31/2018
U.S. mutual funds
Equity and blended assets	$513.1	$496.1	$500.4	$495.4	$521.5	$441.1
Fixed income, including money market	125.4	128.5	124.0	127.9	126.8	123.4
	638.5	624.6	624.4	623.3	648.3	564.5
Subadvised and separate accounts and other investment products
Equity and blended assets	356.3	314.9	344.6	311.6	368.8	299.2
Fixed income, including money market	105.0	97.0	102.8	96.1	107.9	98.6
	461.3	411.9	447.4	407.7	476.7	397.8
Total	$1,099.8	$1,036.5	$1,071.8	$1,031.0	$1,125.0	$962.3

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for 6.4% and 6.2% of our assets under management at June 30, 2019, and December 31, 2018, respectively.

NOTE 3 – INVESTMENTS.

The carrying values of our investments that are not part of the consolidated T. Rowe Price investment products are as follows:

(in millions)	6/30/2019	12/31/2018
Investments held at fair value
T. Rowe Price investment products	$1,546.2	$1,538.4
T. Rowe Price investment products designated as an economic hedge of supplemental savings plan liability	441.3	381.3
Investment partnerships and other investments	100.4	99.6
Equity method investments
T. Rowe Price investment products	317.3	276.2
26% interest in UTI Asset Management Company Limited (India)	164.1	152.4
Investment partnerships and other investments	4.9	4.5
U.S. Treasury note	1.0	1.0
Total	$2,575.2	$2,453.4

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

During the three- and six- months ended June 30, 2019, net gains on investments included $28.7 million and $79.3 million of net unrealized gains related to investments held at fair value that were still held at June 30, 2019. For the three- and six- months ended June 30, 2018, the net gains on investments included $8.0 million and $6.1 million, respectively, of net unrealized gains on investments held at fair value that were still held at June 30, 2018.

During the six months ended June 30, 2019 and 2018, certain T. Rowe Price investment products in which we provided initial seed capital at the time of formation were deconsolidated, as we no longer had a controlling interest. Depending on our ownership interest, we are now reporting our residual interests in these T. Rowe Price investment products as either an equity method investment or an investment held at fair value. Additionally, during the six months ended June 30, 2019 and 2018, certain T. Rowe Price investment products that were being accounted for as equity method investments were consolidated, as we regained a controlling interest. The net impact of these changes on our unaudited condensed consolidated balance sheets and statements of income as of the dates the portfolios were deconsolidated or reconsolidated is detailed below.

	Three months ended		Six months ended
(in millions)	6/30/2019	6/30/2018	6/30/2019	6/30/2018
Net increase (decrease) in assets of consolidated T. Rowe Price investment products	$(68.4)	$97.1	$(56.1)	$(660.4)
Net increase (decrease) in liabilities of consolidated T. Rowe Price investment products	$(.3)	$23.7	$(1.2)	$18.5
Net increase (decrease) in redeemable non-controlling interests	$(29.5)	$57.7	$(9.1)	$(575.2)

Gains (losses) recognized upon deconsolidation	$.1	$.5	$.2	$3.6

The gains or losses recognized upon deconsolidation were the result of reclassifying currency translation adjustments accumulated on certain T. Rowe Price investment products with non-USD functional currencies from accumulated other comprehensive income to non-operating income.

VARIABLE INTEREST ENTITIES.

Our investments at June 30, 2019 and December 31, 2018, include interests in variable interest entities that we do not consolidate as we are not deemed the primary beneficiary. Our maximum risk of loss related to our involvement with these entities is as follows:

(in millions)	6/30/2019	12/31/2018
Investment carrying values	$134.5	$143.3
Unfunded capital commitments	22.4	27.3
Uncollected investment advisory and administrative fees	17.0	5.2
	$173.9	$175.8

The unfunded capital commitments totaling $22.4 million and $27.3 million at June 30, 2019 and December 31, 2018, respectively, relate primarily to the investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be called under certain circumstances.

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

	6/30/2019		12/31/2018
(in millions)	Level 1	Level 2	Level 1	Level 2
Cash equivalents held in T. Rowe Price money market funds	$1,542.7	$—	$1,196.0	$—
T. Rowe Price investment products	1,538.7	7.5	1,519.2	19.2
T. Rowe Price investment products designated as economic hedge of supplemental savings plan liability	441.3	—	381.3	—
Total	$3,522.7	$7.5	$3,096.5	$19.2

As required by the accounting guidance, the fair value hierarchy levels table above does not include the investment partnerships and other investments that are held at fair value using their NAV per share as a practical expedient. The carrying value of these investments as disclosed in Note 3 were $100.4 million at June 30, 2019 and $99.6 million at December 31, 2018.

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

The following table details the net assets of the consolidated T. Rowe Price investment products:

	6/30/2019			12/31/2018
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Cash and cash equivalents(1)	$15.2	$95.5	$110.7	$18.5	$51.6	$70.1
Investments(2)	301.9	1,721.1	2,023.0	261.3	1,322.7	1,584.0
Other assets	11.2	58.5	69.7	8.0	18.3	26.3
Total assets	328.3	1,875.1	2,203.4	287.8	1,392.6	1,680.4
Liabilities	26.7	75.8	102.5	16.0	22.7	38.7
Net assets	$301.6	$1,799.3	$2,100.9	$271.8	$1,369.9	$1,641.7

Attributable to T. Rowe Price Group	$203.8	$884.8	$1,088.6	$175.3	$726.1	$901.4
Attributable to redeemable non-controlling interests	97.8	914.5	1,012.3	96.5	643.8	740.3
	$301.6	$1,799.3	$2,100.9	$271.8	$1,369.9	$1,641.7

(1) Cash and cash equivalents includes $14.2 million and $18.5 million at June 30, 2019 and December 31, 2018, respectively, of T. Rowe Price money market mutual funds.
(2) Investments includes $41.1 million and $43.8 million at June 30, 2019 and December 31, 2018, respectively, of T. Rowe Price investment products.

Although we can redeem our net interest in these consolidated T. Rowe Price investment products at any time, we cannot directly access or sell the assets held by these products to obtain cash for general operations. Additionally, the assets of these investment products are not available to our general creditors.

Since third party investors in these investment products have no recourse to our credit, our overall risk related to the net assets of consolidated T. Rowe Price investment products is limited to valuation changes associated with our net interest. We, however, are required to recognize the valuation changes associated with all underlying investments held by these products in our unaudited condensed consolidated statements of income and disclose the portion attributable to third party investors as net income attributable to redeemable non-controlling interests.

The operating results of the consolidated T. Rowe Price investment products for the three- and six- months ended June 30, 2019 and 2018 are reflected in our unaudited condensed consolidated statements of income as follows:

	Three months ended
	6/30/2019			6/30/2018
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(.7)	$(3.1)	$(3.8)	$(.4)	$(2.7)	$(3.1)
Net investment income (loss) reflected in non-operating income	11.4	51.4	62.8	.2	18.9	19.1
Impact on income before taxes	$10.7	$48.3	$59.0	$(.2)	$16.2	$16.0

Net income (loss) attributable to T. Rowe Price Group	$5.2	$25.4	$30.6	$(.6)	$5.9	$5.3
Net income (loss) attributable to redeemable non-controlling interests	5.5	22.9	28.4	.4	10.3	10.7
	$10.7	$48.3	$59.0	$(.2)	$16.2	$16.0

	Six months ended
	6/30/2019			6/30/2018
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(1.0)	$(5.9)	$(6.9)	$(.7)	$(4.9)	$(5.6)
Net investment income reflected in non-operating income	19.4	145.3	164.7	(.6)	20.5	19.9
Impact on income before taxes	$18.4	$139.4	$157.8	$(1.3)	$15.6	$14.3

Net income attributable to T. Rowe Price Group	$13.9	$74.1	$88.0	$(1.3)	$3.1	$1.8
Net income attributable to redeemable non-controlling interests	4.5	65.3	69.8	—	12.5	12.5
	$18.4	$139.4	$157.8	$(1.3)	$15.6	$14.3

The operating expenses of the consolidated investment products are reflected in other operating expenses. In preparing our unaudited condensed consolidated financial statements, we eliminated operating expenses of $2.2 million and $1.4 million for the three months ended June 30, 2019 and 2018, respectively, against the investment advisory and administrative fees earned from these products. Operating expenses eliminated for the six months ended June 30, 2019 and 2018, were $3.7 million and $3.1 million, respectively. The net investment income reflected in non-operating income includes dividend and interest income and realized and unrealized gains and losses on the underlying securities held by the consolidated T. Rowe Price investment products.

The table below details the impact of these consolidated investment products on the individual lines of our unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018.

	Six months ended
	6/30/2019			6/30/2018
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Net cash provided by operating activities	$(32.7)	$(258.4)	$(291.1)	$(38.1)	$(358.4)	$(396.5)
Net cash used in investing activities	(5.1)	—	(5.1)	—	(21.7)	(21.7)
Net cash used in financing activities	34.5	302.7	337.2	57.1	376.5	433.6
Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	—	(.4)	(.4)	—	(6.6)	(6.6)
Net change in cash and cash equivalents during period	(3.3)	43.9	40.6	19.0	(10.2)	8.8
Cash and cash equivalents at beginning of year	18.5	51.6	70.1	7.1	96.0	103.1
Cash and cash equivalents at end of period	$15.2	$95.5	$110.7	$26.1	$85.8	$111.9

The net cash provided by financing activities during the six months ended June 30, 2019 and 2018 includes $146.9 million and $115.6 million, respectively, of net subscriptions we made into the consolidated T. Rowe Price investment products, net of dividends received. These cash flows were eliminated in consolidation.

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

	6/30/2019		12/31/2018
(in millions)	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents	$14.2	$—	$19.3	$—
Equity securities	209.7	633.1	189.6	483.5
Fixed income securities	—	1,160.8	—	890.2
Other investments	2.0	17.4	1.7	19.0
	$225.9	$1,811.3	$210.6	$1,392.7

Liabilities	$(1.2)	$(14.3)	$(.8)	$(12.8)

NOTE 6 – LEASES.
All of our leases are operating leases and primarily consist of real estate leases for corporate offices, data centers, and other facilities. As of June 30, 2019, the weighted-average remaining lease term on our leases is approximately 7.0 years and the weighted-average discount rate used to measure the lease liabilities is 3.5%.
Operating lease expense for the three months ended June 30, 2019 and 2018, was $8.5 million and $6.5 million, respectively. Operating lease expense for the six months ended June 30, 2019 and 2018, was $15.8 million and $14.7 million, respectively. Charges related to our operating leases that are variable, including variable common area maintenance charges and other management-related costs, and not included in the measurement of the lease liabilities, were $2.4 million for the three months ended June 30, 2019 and $5.1 million for the six months ended June 30, 2019.
We made lease payments of $16.9 million during the six months ended June 30, 2019. Our future undiscounted cash flows related to our operating leases and the reconciliation to the operating lease liability as of June 30, 2019, are as follows:

(in millions)	6/30/2019
2019 (excluding the six months ended June 30, 2019)	$13.4
2020	29.6
2021	26.6
2022	22.5
2023	19.9
Thereafter	62.9
Total future undiscounted cash flows	174.9
Less: imputed interest to be recognized in lease expense	(20.0)
Operating lease liabilities, as reported	$154.9

NOTE 7 – STOCKHOLDERS’ EQUITY.

Accounts payable and accrued expenses includes liabilities of $9.2 million at December 31, 2018, for common stock repurchases that settled during the first week of January 2019.

NOTE 8 – STOCK-BASED COMPENSATION.

STOCK OPTIONS.

The following table summarizes the status of, and changes in, our stock options during the six months ended June 30, 2019.

	Options	Weighted- average exercise price
Outstanding at December 31, 2018	11,300,393	$69.05
Exercised	(1,765,404)	$62.39
Forfeited	(86,456)	$76.68
Expired	(7,809)	$59.07
Outstanding at June 30, 2019	9,440,724	$70.23
Exercisable at June 30, 2019	7,485,674	$68.59

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of, and changes in, our nonvested restricted shares and restricted stock units during the six months ended June 30, 2019.

	Restricted shares	Restricted stock units	Weighted-average fair value
Nonvested at December 31, 2018	136,964	6,603,920	$87.07
Time-based grants	7,404	34,221	$100.03
Vested	(8,710)	(55,360)	$97.65
Forfeited	(7,119)	(269,073)	$87.81
Nonvested at June 30, 2019	128,539	6,313,708	$87.02

Nonvested at June 30, 2019, includes 2,400 performance-based restricted shares and 450,727 performance-based restricted stock units. These nonvested performance-based restricted shares and units include 2,400 restricted shares and 289,906 restricted stock units for which the performance period has lapsed, and the performance threshold has been met.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense to be recognized over the remaining vesting periods of the stock-based awards outstanding at June 30, 2019. Estimated future compensation expense will change to reflect future grants of restricted stock awards and units, future option grants, changes in the probability of performance thresholds being met, and adjustments for actual forfeitures.

(in millions)
Third quarter 2019	$48.9
Fourth quarter 2019	43.9
2020	100.7
2021 through 2024	80.3
Total	$273.8

NOTE 9 – EARNINGS PER SHARE CALCULATIONS.

The following table presents the reconciliation of net income attributable to T. Rowe Price Group to net income allocated to our common stockholders and the weighted-average shares that are used in calculating the basic and diluted earnings per share on our common stock. Weighted-average common shares outstanding assuming dilution reflects the potential dilution, determined using the treasury stock method, that could occur if outstanding stock options were exercised and non-participating stock awards vested. No stock options had an anti-dilutive impact on the diluted earnings per common share calculation in the periods presented.

	Three months ended		Six months ended
(in millions)	6/30/2019	6/30/2018	6/30/2019	6/30/2018
Net income attributable to T. Rowe Price Group	$527.5	$448.9	$1,040.1	$902.6
Less: net income allocated to outstanding restricted stock and stock unit holders	13.8	10.5	26.8	21.1
Net income allocated to common stockholders	$513.7	$438.4	$1,013.3	$881.5

Weighted-average common shares
Outstanding	235.9	242.2	236.2	243.2
Outstanding assuming dilution	239.2	247.4	239.4	248.6

NOTE 10 – OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME.

The following table presents the impact of the components of other comprehensive income or loss on deferred tax benefits (income taxes).

	Three months ended		Six months ended
(in millions)	6/30/2019	6/30/2018	6/30/2019	6/30/2018
Net deferred tax benefits (income taxes) on:
Currency translation adjustments	$(1.0)	$5.9	(.9)	2.6
Reclassification adjustment recognized in the provision for income taxes upon deconsolidation of a T. Rowe Price investment product	—	.1	—	.9
Total deferred tax benefits (income taxes) on currency translation adjustments	(1.0)	6.0	(.9)	3.5

The changes in each component of accumulated other comprehensive income (loss), including reclassification adjustments for the three months ended June 30, 2019 and 2018 are presented in the table below.

	Three months ended 6/30/2019			Three months ended 6/30/2018
	Currency translation adjustments			Currency translation adjustments
(in millions)	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments
Balances at beginning of period	$(45.0)	$3.4	$(41.6)	$(34.0)	$27.6	$(6.4)
Other comprehensive income (loss) before reclassifications and income taxes	1.5	2.7	4.2	(3.3)	(19.5)	(22.8)
Reclassification adjustments recognized in non-operating income	—	(.1)	(.1)	—	(.5)	(.5)
	1.5	2.6	4.1	(3.3)	(20.0)	(23.3)
Net deferred tax benefits (income taxes)	(.3)	(.7)	(1.0)	.7	5.3	6.0
Other comprehensive income (loss)	1.2	1.9	3.1	(2.6)	(14.7)	(17.3)
Balances at end of period	$(43.8)	$5.3	$(38.5)	$(36.6)	$12.9	$(23.7)

The changes in the currency translation adjustment component of accumulated other comprehensive income (loss)(1), including reclassification adjustments for six months ended June 30, 2019 and 2018 are presented in the table below.

	Six months ended 6/30/2019			Six months ended 6/30/2018
(in millions)	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments
Balances at beginning of period	$(48.8)	$6.8	$(42.0)	(37.0)	23.2	(13.8)
Other comprehensive income (loss) before reclassifications and income taxes	6.4	(1.8)	4.6	.5	(10.3)	(9.8)
Reclassification adjustments recognized in non-operating income	—	(.2)	(.2)	—	(3.6)	(3.6)
	6.4	(2.0)	4.4	.5	(13.9)	(13.4)
Net deferred tax income taxes	(1.4)	.5	(.9)	(.1)	3.6	3.5
Other comprehensive income (loss)	5.0	(1.5)	3.5	.4	(10.3)	(9.9)
Balances at end of period	$(43.8)	$5.3	$(38.5)	$(36.6)	$12.9	$(23.7)
(1) Accumulated other comprehensive income as of December 31, 2017, also included $7.9 million of net unrealized holding gains that were reclassified to retained earnings upon adoption of the financial instruments accounting guidance on January 1, 2018. This reclassification also includes the reclassification of $1.7 million of stranded income taxes on available-for-sale investments resulting from U.S. tax law changes enacted on December 22, 2017.

NOTE 11 – COMMITMENTS AND CONTINGENCIES.

On February 14, 2017, T. Rowe Price Group, Inc., T. Rowe Price Associates, Inc., T. Rowe Price Trust Company, current and former members of the management committee, and trustees of the T. Rowe Price U.S. Retirement Program were named as defendants in a lawsuit filed in the United States District Court for the District of Maryland. The lawsuit alleges breaches of ERISA’s fiduciary duty and prohibited transaction provisions on behalf of a class of all participants and beneficiaries of the T. Rowe Price 401(k) Plan from February 14, 2011, to the time of judgment. The plaintiffs are seeking certification of the complaint as a class action. T. Rowe Price believes the claims are without merit and is vigorously defending the action. This matter is in the discovery phase of litigation and we cannot predict the eventual outcome, or whether it will have a material negative impact on our financial results, or estimate the possible loss or range of loss that may arise from any negative outcome.

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
T. Rowe Price believes the claims are without merit and is vigorously defending the action. This matter is in the discovery phase of litigation and we cannot predict the eventual outcome, or whether it will have a material negative impact on our financial results, or estimate the possible loss or range of loss that may arise from any negative outcome.

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

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries ("the Company") as of June 30, 2019, the related condensed consolidated statements of income, comprehensive income, and stockholders’ equity for the three- and six- month periods ended June 30, 2019 and 2018, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2019 and 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 13, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
July 24, 2019

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

We currently expect our 2019 non-GAAP operating expenses to grow in the range of 4% to 7%. This expense growth range factors in continued investments in the business, our cost optimization efforts, and the phased implementation of paying for all third-party investment research. We currently expect that our 2020 operating expenses will reflect a full year of all third-party investment research costs. We could elect to adjust our expense growth should unforeseen circumstances arise, including significant market movements.

MARKET TRENDS.

U.S. stocks rose in the second quarter, despite a sharp pullback in May stemming from increased trade tensions between the U.S. and some of its key trading partners. Equities advanced amid decreasing longer-term interest rates and growing expectations that the Federal Reserve would reduce short-term rates in response to slowing economic growth. Toward the end of the quarter, U.S. stocks were lifted by the European Central Bank’s willingness to implement more stimulus measures if weakening eurozone growth weighs on already-low regional inflation. Hopes that the U.S. and China would draw closer to negotiating a trade deal at the G-20 summit at the end of June also buoyed equities. While a trade agreement was not reached, both parties agreed to resume negotiations and not implement new tariffs.

Stocks in developed non-U.S. equity markets also climbed. Developed European stock markets rose broadly, but UK shares lagged with a roughly 1% gain in U.S. dollar terms due to political and Brexit uncertainty. Stocks in developed Asian countries trailed European markets. Australia and Singapore led the region with returns of around 7%, while shares in Hong Kong and Japan only rose about 1%.

Stocks in emerging markets underperformed equities in developed markets. Chinese shares declined more than 3% amid trade tensions with the U.S. In emerging Europe, Russian shares soared more than 17%, helped by a mid-June central bank interest rate cut. Turkish shares lagged the broad region with a 3% gain, hindered in part by concerns that the government’s purchase of Russian military hardware could lead to U.S. sanctions. Latin American markets were mixed. Shares in Argentina rallied nearly 32%, as several Argentine companies were added to the MSCI Emerging Markets Index at the end of May. Brazilian shares advanced 7%, but markets in Chile, Colombia, and Peru declined. Mexican shares rose slightly more than 1%.

Returns of several major equity market indexes for the three- and six-month periods ended June 30, 2019, are as follows:

	Three months ended	Six months ended
Index	6/30/2019	6/30/2019
S&P 500 Index	4.3%	18.5%
NASDAQ Composite Index(1)	3.6%	20.7%
Russell 2000 Index	2.1%	17.0%
MSCI EAFE (Europe, Australasia, and Far East) Index	4.0%	14.5%
MSCI Emerging Markets Index	.7%	10.8%
 (1) Returns exclude dividends

Global bond returns were broadly strong. The Fed kept short-term interest rates unchanged, as expected. However, after the Fed’s June 2019 meeting, policymakers indicated a willingness to cut rates if needed. The Fed’s dovish tone contributed to a rally in Treasury securities. The 10-year Treasury note yield decreased to 2.00% from 2.41%. In the U.S. investment-grade universe, longer-term Treasuries and corporate bonds fared best. Mortgage-backed securities lagged with smaller gains, as falling long-term rates led to increasing mortgage prepayments and refinancing activity. Municipal bonds produced positive returns but underperformed taxable bonds. High yield bonds slightly underperformed investment-grade issues.

Bonds in developed non-U.S. countries generated strong returns in local currency terms, as weakening economic growth and dovish signals from some central banks sent longer-term interest rates in several countries notably lower. A weaker U.S. dollar versus various currencies enhanced returns in U.S. dollar terms. In the eurozone, the benchmark 10-year German sovereign note yield fell deeper into negative territory to hit a series of fresh record lows. In Japan, the 10-year government bond yield also slipped deeper into negative territory despite the central bank continuing to target a 0% yield. In the UK, the 10-year gilt yield decreased to 0.83% from 1.00%.

Bonds in emerging markets fared better than bonds issued in developed countries, as dovish signals from major central banks bolstered risk appetite. Local currency bonds outperformed dollar-denominated issues, thanks to strength in several key emerging markets currencies versus the U.S. dollar.

Returns for several major bond market indexes for the three- and six-month periods ended June 30, 2019, are as follows:

	Three months ended	Six months ended
Index	6/30/2019	6/30/2019
Bloomberg Barclays U.S. Aggregate Bond Index	3.1%	6.1%
JPMorgan Global High Yield Index	2.8%	10.1%
Bloomberg Barclays Municipal Bond Index	2.1%	5.1%
Bloomberg Barclays Global Aggregate Ex-U.S. Dollar Bond Index	3.4%	5.0%
JPMorgan Emerging Markets Bond Index Plus	4.4%	10.8%

ASSETS UNDER MANAGEMENT.

Assets under management ended the second quarter of 2019 at $1,125.0 billion, an increase of $43.3 billion from March 31, 2019 and $162.7 billion from the end of 2018. We had net cash inflows of $2.5 billion in the second quarter of 2019 and $7.9 billion for the first half of 2019. The following table details changes in our assets under management, by vehicle and asset class during the three- and six-month periods ended June 30, 2019:

	Three months ended 6/30/2019				Six months ended 6/30/2019
(in billions)	U.S. mutual funds	Subadvised and separate accounts	Other investment products	Total	U.S. mutual funds	Subadvised and separate accounts	Other investment products	Total
Assets under management at beginning of period	$630.7	$280.6	$170.4	$1,081.7	564.5	250.0	147.8	962.3

Net cash flows before client transfers	(.5)	.6	2.4	2.5	4.1	1.4	2.4	7.9
Client transfers	(5.9)	.4	5.5	—	(12.0)	(.5)	12.5	—
Net cash flows after client transfers	(6.4)	1.0	7.9	2.5	(7.9)	.9	14.9	7.9
Net market appreciation and income	24.2	11.0	5.8	41.0	91.6	41.7	21.4	154.7
Net distributions reinvested (not reinvested)	(.2)	—	—	(.2)	.1	—	—	.1
Change during the period	17.6	12.0	13.7	43.3	83.8	42.6	36.3	162.7

Assets under management at June 30, 2019	$648.3	$292.6	$184.1	$1,125.0	$648.3	$292.6	$184.1	$1,125.0

	Three months ended 6/30/2019				Six months ended 6/30/2019
(in billions)	Equity	Fixed income, including money market	Multi-asset(1)	Total	Equity	Fixed income, including money market	Multi-asset(1)	Total
Assets under management at beginning of period	$621.6	$140.9	$319.2	$1,081.7	$539.9	$136.1	$286.3	$962.3

Net cash flows	(.3)	.8	2.0	2.5	.4	2.3	5.2	7.9
Net market appreciation and income(2)	27.1	2.4	11.3	40.8	108.1	5.7	41.0	154.8
Change during the period	26.8	3.2	13.3	43.3	108.5	8.0	46.2	162.7
Assets under management at June 30, 2019	$648.4	$144.1	$332.5	$1,125.0	$648.4	$144.1	$332.5	$1,125.0
(1) The underlying assets under management of the multi-asset portfolios have been aggregated and presented in this category and not reported in the equity and fixed income columns.
(2) Includes distributions reinvested and not reinvested.

Investment advisory clients outside the U.S. account for about 6.4% of our assets under management at June 30, 2019 and 6.2% at December 31, 2018.

Our target date retirement products, which are included in the multi-asset totals shown above, continue to be a significant part of our assets under management. Assets under management in these portfolios are as follows:

	As of
(in billions)	6/30/2019	3/31/2019	12/31/2018
Target date retirement U.S. mutual funds	$157.5	$156.6	$144.8
Target date separately managed retirement accounts	7.4	6.8	5.9
Target date retirement trusts	103.8	94.4	79.7
	$268.7	$257.8	$230.4

Our target date retirement products, which are included in the multi-asset totals shown above, continue to be a significant part of our assets under management. Net cash inflows into our target date retirement products were $1.6 billion in the second quarter of 2019 and $4.6 billion in the first six months of 2019.

INVESTMENT PERFORMANCE.(1)

Strong investment performance and brand awareness is a key driver to attracting and retaining assets—and to our long-term success. The percentage of our U.S. mutual funds(2) (across primary share classes) that outperformed their comparable Morningstar median on a total return basis and that are in the top Morningstar quartile for the one-, three-, five-, and 10-years ended June 30, 2019, were:

	1 year	3 years	5 years	10 years
Outperformed Morningstar median
All funds	72%	69%	80%	78%
Multi-asset funds	89%	82%	91%	84%

Top Morningstar quartile
All funds	29%	40%	50%	51%
Multi-asset funds	28%	56%	62%	79%
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

In addition, 86.2% of our rated U.S. mutual funds' assets under management ended the quarter with an overall rating of four or five stars from Morningstar. The performance of our institutional strategies against their benchmarks remains competitive, especially over longer time periods.

RESULTS OF OPERATIONS.

The following table and discussion sets forth information regarding our consolidated financial results for the three and six months ended June 30, 2019 and 2018 on a U.S. GAAP basis as well as a non-GAAP basis. The non-GAAP basis adjusts for the impact of our consolidated T. Rowe Price investment products, the impact of market movements on the supplemental savings plan liability and related economic hedges, investment income related to certain other investments, and certain nonrecurring charges and gains. Beginning in the second quarter of 2018, our non-GAAP adjustments no longer include non-operating income related to our cash and discretionary investments not consolidated. We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results.

	Three months ended		Q2 2019 vs. Q2 2018		Six months ended		YTD 2019 vs. YTD 2018
(in millions, except per-share data)	6/30/2019	6/30/2018	$ change	% change	6/30/2019	6/30/2018	$ change	% change
U.S. GAAP basis
Investment advisory fees	$1,270.2	$1,214.4	$55.8	4.6%	$2,464.4	$2,403.6	$60.8	2.5%
Net revenues	$1,395.2	$1,345.0	$50.2	3.7%	$2,722.5	$2,673.0	$49.5	1.9%
Operating expenses	$780.1	$750.3	$29.8	4.0%	$1,574.9	$1,494.5	$80.4	5.4%
Net operating income	$615.1	$594.7	$20.4	3.4%	$1,147.6	$1,178.5	$(30.9)	(2.6)%
Non-operating income(1)	$124.5	$34.1	$90.4	n/m	$327.3	$50.2	$277.1	n/m
Net income attributable to T. Rowe Price Group	$527.5	$448.9	$78.6	17.5%	$1,040.1	$902.6	$137.5	15.2%
Diluted earnings per common share	$2.15	$1.77	$.38	21.5%	$4.23	$3.55	$.68	19.2%
Weighted average common shares outstanding assuming dilution	239.2	247.4	(8.2)	(3.3)%	239.4	$248.6	$(9.2)	(3.7)%

Adjusted non-GAAP basis(2)
Operating expenses	$764.6	$745.3	$19.3	2.6%	$1,521.2	$1,486.3	$34.9	2.3%
Net operating income	$632.8	$601.1	$31.7	5.3%	$1,205.0	$1,189.8	$15.2	1.3%
Non-operating income	$35.8	$8.0	$27.8	n/m	$80.0	$8.0	$72.0	n/m
Net income attributable to T. Rowe Price Group	$498.1	$472.8	$25.3	5.4%	$958.7	$918.4	$40.3	4.4%
Diluted earnings per common share	$2.03	$1.87	$.16	8.6%	$3.90	$3.61	$.29	8.0%

Assets under management (in billions)
Average assets under management	$1,099.8	$1,036.5	$63.3	6.1%	$1,071.8	$1,031.0	$40.8	4.0%
Ending assets under management	$1,125.0	$1,044.1	$80.9	7.7%	$1,125.0	$1,044.1	$80.9	7.7%
(1) The percentage change in non-operating income is not meaningful (n/m).
(2) See the reconciliation to the comparable U.S. GAAP measures at the end of the Results of Operations section of this Management’s Discussion and Analysis.

Results Overview

Investment advisory revenues. Investment advisory revenues earned in the second quarter of 2019 increased over the comparable 2018 quarter as average assets under our management increased $63.3 billion, or 6.1%, to $1,099.8 billion. The average annualized effective fee rate earned during the second quarter of 2019 was 46.3 basis points, compared with 47.0 basis points earned during the second quarter of 2018.

Investment advisory revenues earned in the six months ended June 30, 2019 increased over the comparable 2018 period as average assets under our management increased $40.8 billion, or 4.0%, to $1,071.8 billion. The average annualized effective fee rate earned on our assets under management during the six months ended June 30, 2019 was 46.4 basis points, compared with 47.0 basis points earned during the same period 2018.

Our effective fee rate for both periods has declined due to client transfers within the complex to lower fee vehicles or share classes over the last twelve months and, to a lesser extent, fee reductions we made to certain mutual funds and other products during 2018. We regularly assess the competitiveness of our investment advisory fees and will continue to make adjustments as deemed appropriate. Our effective rate has been stable with an effective fee rate of 46.4 basis points earned in the first quarter of 2019 compared to the 46.3 basis points earned in the second quarter of 2019. Over time, our effective fee rate can be impacted by market or cash flow related shifts among asset and share classes, price changes in existing products, and asset level changes in products with tiered-fee structures.

Operating expenses. Operating expenses were $780.1 million in the second quarter of 2019 compared with $750.3 million in the second quarter of 2018. Operating expenses were $1,574.9 million in the six months ended June 30, 2019 compared with $1,494.5 million in the six months ended June 30, 2018. The increase in operating expenses for both the second quarter of 2019 and for the six months ended June 30, 2019 was primarily due to higher salary, annual bonus accrual, and benefits expense, higher compensation expense related to the supplemental savings plan as markets were strong in the first half 2019, and our continued strategic investments. The higher expense related to the supplemental savings plan is partially offset by the non-operating gains earned on the investments used to hedge the related liability.

On a non-GAAP basis, our operating expenses in the second quarter of 2019 increased 2.6% to $764.6 million compared to the 2018 quarter. For the six months ended June 30, 2019, our operating expenses on a non-GAAP basis increased 2.3% to $1,521.2 million compared to the six months ended June 30, 2018. Our non-GAAP operating expenses excludes the impacts of our supplemental savings plan as well as our consolidated T. Rowe Price investment products. See our non-GAAP reconciliations later in this Management’s Discussion and Analysis section.

Operating margin. Our operating margin in the second quarter of 2019 was 44.1%, compared to 44.2% earned in the 2018 quarter. Our operating margin in the six months ended June 30, 2019 was 42.2%, compared to 44.1% earned in the six months ended June 30, 2018. The decrease in our operating margin for both periods is primarily due to the higher compensation expense related to our supplemental savings plan as markets in the first and second quarters of 2019 outperformed the same periods in 2018.

Net revenues

	Three months ended		Q2 2019 vs. Q2 2018		Six months ended		YTD 2019 vs. YTD 2018
(in millions)	6/30/2019	6/30/2018	$ change	% change	6/30/2019	6/30/2018	$ change	% change
Investment advisory fees
U.S. mutual funds	$860.7	$846.9	$13.8	1.6%	$1,676.6	$1,679.8	$(3.2)	(.2)%
Subadvised and separate accounts and other investment products	409.5	367.5	42.0	11.4%	787.8	723.8	64.0	8.8%
	1,270.2	1,214.4	55.8	4.6%	2,464.4	2,403.6	60.8	2.5%
Administrative, distribution, and servicing fees
Administrative fees	94.9	95.1	(.2)	(.2)%	197.8	197.3	.5	.3%
Distribution and servicing fees	30.1	35.5	(5.4)	(15.2)%	60.3	72.1	(11.8)	(16.4)%
	125.0	130.6	(5.6)	(4.3)%	258.1	269.4	(11.3)	(4.2)%
Net revenues	$1,395.2	$1,345.0	$50.2	3.7%	$2,722.5	$2,673.0	$49.5	1.9%

Investment advisory fees. Investment advisory fees are earned based on the value and composition of our assets under management, which change based on fluctuations in financial markets and net cash flows. As our average assets under management increase or decrease in a given period, the level of our investment advisory fee revenue for that same period generally fluctuates in a similar manner.

U.S. mutual funds
Investment advisory revenues earned in the second quarter of 2019 from our U.S. mutual funds were $860.7 million, an increase of 1.6% from the comparable 2018 quarter. Average assets under management in these funds for the second quarter of 2019 increased 2.2% to $638.5 billion. The increase in average assets under management exceeded the increase in investment advisory revenues in the second quarter of 2019 as compared to the same quarter in 2018, primarily due to higher U.S. equity valuations, which resulted in a larger proportion of assets under management in U.S. equities as compared to international equities.

Investment advisory revenues earned in the six months ended June 30, 2019 from the firm's U.S. mutual funds were $1,676.6 million, a decrease of .2% from the 2018 period. Average assets under management in these funds for the six months ended June 30, 2019 decreased .2% to $624.4 billion.

Subadvised and separate accounts and other investment products
Investment advisory revenues earned in the second quarter of 2019 from subadvised and separate accounts as well as other investment products were $409.5 million, an increase of 11.4% from the comparable 2018 quarter. Average assets under management for these products increased 12.0% to $461.3 billion. The increase in average assets under management exceeded the increase in investment advisory fees in the second quarter of 2019 as compared to the same quarter in 2018, primarily due to a larger proportion of the assets under management in investment products that have a lower effective fee.

Investment advisory revenues earned in the six months ended June 30, 2019 from subadvised and separate accounts as well as other investment products were $787.8 million, an increase of 8.8% from the 2018 period. Average assets under management for these products increased 9.7% to $447.4 billion. The increase in average assets under management exceeded the increase in investment advisory fees in the first half of 2019 as compared to the same period in 2018, primarily due to a larger proportion of the assets under management in investment products that have a lower effective fee.

Administrative, distribution, and servicing fees. Administrative, distribution, and servicing fees in the second quarter of 2019 were $125.0 million, a decrease of $5.6 million, or 4.3%, from the comparable 2018 quarter. For the six months ended June 30, 2019, these fees were $258.1 million, a decrease of $11.3 million, or 4.2% from the 2018 period. In this line, we recognize fees earned from providing administrative and distribution services to our investment advisory clients, primarily our U.S. mutual funds and their investors. The decrease for both periods was primarily attributable to lower 12b-1 revenue earned on certain share classes, including the Advisor and R classes, of the U.S. mutual funds as client transfers to lower fee vehicles and share classes has reduced assets under management in these share classes. This decline is offset entirely by a reduction in the costs paid to third-party intermediaries that source these assets and reported in distribution and servicing expense.

Our second quarter net revenues reflect the elimination of $2.2 million in 2019 and $1.4 million in 2018, earned from our consolidated T. Rowe Price investment products. For the six months ended June 30, 2019 and 2018 net revenues reflect an elimination of $3.7 million in 2019 and $3.1 million in 2018. The corresponding expenses recognized by these products, and consolidated in our financial statements, were eliminated from operating expenses.

Operating expenses

	Three months ended		Q2 2019 vs. Q2 2018		Six months ended		YTD 2019 vs. YTD 2018
(in millions)	6/30/2019	6/30/2018	$ change	% change	6/30/2019	6/30/2018	$ change	% change
Compensation and related costs	$483.2	$456.0	$27.2	6.0%	$974.7	$897.4	$77.3	8.6%
Distribution and servicing	64.4	71.6	(7.2)	(10.1)%	130.8	141.9	(11.1)	(7.8)%
Advertising and promotion	19.8	19.0	.8	4.2%	41.4	43.6	(2.2)	(5.0)%
Product-related costs	33.4	37.1	(3.7)	(10.0)%	77.6	79.2	(1.6)	(2.0)%
Technology, occupancy, and facility costs	104.9	93.2	11.7	12.6%	203.0	187.3	15.7	8.4%
General, administrative, and other	74.4	73.4	1.0	1.4%	147.4	145.1	2.3	1.6%
Total operating expenses	$780.1	$750.3	$29.8	4.0%	$1,574.9	$1,494.5	$80.4	5.4%

Compensation and related costs. Compensation and related costs were $483.2 million in the second quarter of 2019, an increase of $27.2 million, or 6.0%, compared to the 2018 quarter. The increase in compensation and related costs was primarily due to higher salaries, benefits and related employee costs of $14.7 million, primarily as a result of a 3.5% increase in our average staff size and modest increases in base salaries at the beginning of 2019, higher market-related expense related to our supplemental savings plan of $10.6 million, and an increase in non-cash stock-based compensation expense of $2.0 million. Our interim accrual for annual variable compensation also increased $12.4 million from the 2018 quarter. We recognize the interim accrual ratably over the year using the ratio of recognized quarterly net revenues to forecasted annual net revenues. These increases in compensation and related costs were offset in part by the absence in 2019 of the $9.0 million one-time bonus funded by U.S. tax reform benefits that was paid to certain associates in the second quarter of 2018 and $1.5 million of higher labor capitalization related to internally developed software compared to the 2018 quarter.

Compensation and related costs were $974.7 million in the six months ended June 30, 2019, an increase of $77.3 million, or 8.6%, compared to the 2018 period. The increase in compensation and related costs was primarily due to higher market-related expense related to our supplemental savings plan of $44.8 million along with an increase in salaries, benefits and related employee costs, which have increased $32.8 million from the 2018 period. An increase of 2.8% in our average staff size and modest increases in base salaries at the beginning of 2019 have contributed to higher associate-related costs. Our interim accrual for annual variable compensation also increased $17.0 million in 2019 from the 2018 period. Similar to the quarterly period, these increases in compensation and related costs were offset in part by the absence in 2019 of the one-time bonus paid to certain associates in the second quarter of 2018 and higher labor capitalization related to internally developed software in 2019 of $5.9 million.

Distribution and servicing. Distribution and servicing includes those costs incurred to distribute T. Rowe Price products as well as client and shareholder servicing, recordkeeping, and administrative services. These costs were $64.4 million for the second quarter of 2019, a decrease of 10.1% from the $71.6 million recognized in the second quarter of 2018. For the six months ended June 30, 2019, these costs were $130.8 million, a decrease of 7.8% over the $141.9 million recognized in the comparable 2018 period. The decrease for both periods is primarily driven by client transfers to lower fee vehicles or share classes over the last twelve months, which resulted in lower assets under management in those mutual funds that are distributed by third-party intermediaries. These costs include those distribution and servicing costs paid to third-party intermediaries that source the assets of certain share classes of our U.S. mutual funds and is offset entirely by the 12b-1 revenue we earn and report in administrative, distribution, and servicing fees.

Technology, occupancy, and facility costs. Technology, occupancy, and facility costs consists of depreciation expense, technology equipment and maintenance, software, and costs related to our facilities. These costs were $104.9 million in the second quarter of 2019, an increase of $11.7 million, or 12.6%, compared to the $93.2 million recognized in the 2018 quarter. For the six months ended June 30, 2019, these costs were $203.0 million, an increase of $15.7 million, or 8.4%, compared to the 2018 period. The increase for both periods is due primarily to incremental investment in our technology capabilities, including related depreciation, hosted solution licenses, and maintenance programs.

General, administrative, and other. General, administrative, and other expenses were $74.4 million in the second quarter of 2019, an increase of $1.0 million, or 1.4%, compared to the $73.4 million recognized in the 2018 quarter. For the six months ended June 30, 2019, these costs were $147.4 million, an increase of $2.3 million, or 1.6%, compared to the 2018 period. The increase for both periods is primarily a result of higher third-party investment research costs that were partially offset by lower professional fees in 2019 as compared to the 2018 periods.

Non-operating income

Non-operating income in the second quarter of 2019 was $124.5 million, an increase of $90.4 million from the 2018 quarter. For the six months ended June 30, 2019, non-operating income increased $277.1 million from the 2018 period to $327.3 million. The following table details the components of non-operating income during both the second quarter and six months ended June 30, 2019 and 2018.

	Three months ended		Six months ended
(in millions)	6/30/2019	6/30/2018	6/30/2019	6/30/2018
Net gains (losses) from non-consolidated T. Rowe Price investment products
Cash and discretionary investments
Dividend income	$17.9	$10.4	$34.1	$17.2
Market related gains (losses) and equity in earnings	17.9	(2.4)	45.9	(4.9)
Seed capital investments
Dividend income	.3	1.0	.8	2.1
Market related gains (losses) and equity in earnings	8.7	(8.3)	28.3	(8.7)
Net gain recognized upon deconsolidation	.1	.5	.2	3.6
Investments used to hedge the supplemental savings plan liability	12.1	5.0	43.1	7.9
Total net gains from non-consolidated T. Rowe Price investment products	57.0	6.2	152.4	17.2
Other investment income	4.8	11.2	9.5	14.6
Net gains on investments	61.8	17.4	161.9	31.8
Net gains on consolidated sponsored investment portfolios	62.8	19.1	164.7	19.9
Other income (loss), including foreign currency gains and losses	(.1)	(2.4)	.7	(1.5)
Non-operating income	$124.5	$34.1	$327.3	$50.2

During the second quarter of 2019 as well as the six months ended June 30, 2019, non-operating income included the impact of sharp market increases, which resulted in significant unrealized gains on our investment portfolio compared with modest gains recognized during 2018.

The table above includes the net investment income of the underlying portfolios included in the consolidated T. Rowe Price investment products and not just the net investment income related to our interest. The table below shows the impact that the consolidated T. Rowe Price investment products have on the individual lines of our unaudited condensed consolidated statements of income and the portion attributable to our interest:

	Three months ended		Six months ended
(in millions)	6/30/2019	6/30/2018	6/30/2019	6/30/2018
Operating expenses reflected in net operating income	$(3.8)	$(3.1)	$(6.9)	$(5.6)
Net investment income reflected in non-operating income	62.8	19.1	164.7	19.9
Impact on income before taxes	$59.0	$16.0	$157.8	$14.3

Net income attributable to our interest in the consolidated T. Rowe Price investment products	$30.6	$5.3	$88.0	$1.8
Net income attributable to redeemable non-controlling interests (unrelated third-party investors)	28.4	10.7	69.8	12.5
	$59.0	$16.0	$157.8	$14.3

Provision for income taxes

Our effective tax rate for the second quarter of 2019 was 24.8%, compared with 26.9% in the 2018 quarter. Our effective tax rate for the six months ended June 30, 2019 was 24.7%, compared with 25.5% in the 2018 period. The income tax provision for both the 2018 quarter and year-to-date period include nonrecurring charges totaling $28.7 million related to the enactment of U.S. tax reform and new Maryland state tax legislation. The following table reconciles the statutory federal income tax rate to our effective tax rate for both the quarter and six months ended June 30, 2019 and 2018:

	Three months ended		Six months ended
	6/30/2019	6/30/2018	6/30/2019	6/30/2018
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%	21.0%
Impact of nonrecurring charge related to U.S. tax reform	—	3.3	—	1.7
Impact of nonrecurring charge related to new Maryland state tax legislation	—	1.3	—	.7
State income taxes for current year, net of federal income tax benefits(1)	4.6	3.9	4.4	4.4
Net income attributable to redeemable non-controlling interests	(.7)	(.2)	(.7)	(.2)
Net excess tax benefits from stock-based compensation plans activity	(.7)	(2.7)	(.7)	(2.4)
Other items	.6	.3	.7	.3
Effective income tax rate	24.8%	26.9%	24.7%	25.5%
(1) State income tax benefits are reflected in the total benefits for net income attributable to redeemable non-controlling interests and stock-based compensation plans activity.

We currently estimate our effective tax rate for the full-year 2019 will be in the range of 23.5% to 25.5%. Our effective tax rate will continue to experience volatility in future periods as the tax benefits recognized from stock-based compensation are impacted by market fluctuations in our stock price and timing of option exercises. The rate will also be impacted by net investment income recognized on our consolidated investment products that are driven by market fluctuations and changes in the proportion of their net income that is attributable to non-controlling interests.

Our non-GAAP effective tax rate for the second quarter of 2019 and 2018 was 25.5% and 22.4%, respectively. Our non-GAAP effective tax rate for the six months ended June 30, 2019 and 2018 was 25.4% and 23.3%, respectively. We currently estimate our non-GAAP effective tax rate for the full-year 2019 will be in the range of 24% to 26%.

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

The following schedules reconcile certain U.S. GAAP financial measures for the three months ended June 30, 2019 and 2018.

	Three months ended 6/30/2019
	Operating expenses	Net operating income	Non-operating income	Provision (benefit) for income taxes(6)	Net income attributable to T. Rowe Price Group	Diluted earnings per share(7)
U.S. GAAP Basis	$780.1	$615.1	$124.5	$183.7	$527.5	$2.15
Non-GAAP adjustments:
Consolidated T. Rowe Price investment products(1)	(1.6)	3.8	(62.8)	(9.5)	(21.1)	(.09)
Supplemental savings plan liability(2)	(13.9)	13.9	(12.1)	.5	1.3	.01
Other non-operating income(3)	—	—	(13.8)	(4.2)	(9.6)	(.04)
Adjusted Non-GAAP Basis	$764.6	$632.8	$35.8	$170.5	$498.1	$2.03

	Three months ended 6/30/2018
	Operating expenses	Net operating income	Non-operating income	Provision (benefit) for income taxes(6)	Net income attributable to T. Rowe Price Group	Diluted earnings per share(7)
U.S. GAAP Basis	$750.3	$594.7	$34.1	$169.2	$448.9	$1.77
Non-GAAP adjustments:
Consolidated T. Rowe Price investment products(1)	(1.7)	3.1	(19.1)	(1.0)	(4.3)	(.01)
Supplemental savings plan liability(2)	(3.3)	3.3	(5.0)	(.5)	(1.2)	—
Other non-operating income(3)	—	—	(2.0)	(2.7)	.7	—
Nonrecurring charge related to enactment of U.S. tax reform(4)	—	—	—	(20.8)	20.8	.08
Nonrecurring charge related to enactment of Maryland state tax legislation(5)	—	—	—	(7.9)	7.9	.03
Adjusted Non-GAAP Basis	$745.3	$601.1	$8.0	$136.3	$472.8	$1.87

The following schedules reconcile certain U.S. GAAP financial measures for the six months ended June 30, 2019 and 2018.

	Six months ended 6/30/2019
	Operating expenses	Net operating income	Non-operating income	Provision (benefit) for income taxes(6)	Net income attributable to T. Rowe Price Group	Diluted earnings per share(7)
U.S. GAAP Basis	$1,574.9	$1,147.6	$327.3	$365.0	$1,040.1	$4.23
Non-GAAP adjustments:
Consolidated T. Rowe Price investment products(1)	(3.2)	6.9	(164.7)	(28.4)	(59.6)	(.24)
Supplemental savings plan liability(2)	(50.5)	50.5	(43.1)	2.4	5.0	.02
Other non-operating income(3)	—	—	(39.5)	(12.7)	(26.8)	(.11)
Adjusted Non-GAAP Basis	$1,521.2	$1,205.0	$80.0	$326.3	$958.7	$3.90

	Six months ended 6/30/2018
	Operating expenses	Net operating income	Non-operating income	Provision (benefit) for income taxes(6)	Net income attributable to T. Rowe Price Group	Diluted earnings per share(7)
U.S. GAAP Basis	$1,494.5	$1,178.5	$50.2	$313.6	$902.6	$3.55
Non-GAAP adjustments:
Consolidated T. Rowe Price investment products(1)	(2.5)	5.6	(19.9)	(.5)	(1.3)	—
Supplemental savings plan liability(2)	(5.7)	5.7	(7.9)	(.7)	(1.5)	(.01)
Other non-operating income(3)	—	—	(14.4)	(4.3)	(10.1)	(.04)
Nonrecurring charge related to enactment of U.S. tax reform(4)	—	—	—	(20.8)	20.8	.08
Nonrecurring charge related to enactment of Maryland state tax legislation(5)	—	—	—	(7.9)	7.9	.03
Adjusted Non-GAAP Basis	$1,486.3	$1,189.8	$8.0	$279.4	$918.4	$3.61

(1)
These non-GAAP adjustments remove the impact the consolidated T. Rowe Price investment products have on our U.S. GAAP consolidated statements of income. Specifically, we add back the operating expenses and subtract the investment income of the consolidated T. Rowe Price investment products. The adjustment to our operating expenses represents the operating expenses of the consolidated products, net of the elimination of related management and administrative fees. The adjustment to net income attributable to T. Rowe Price Group represents the net income of the consolidated products, net of redeemable non-controlling interest. We believe the consolidated T. Rowe Price investment products may impact the reader’s ability to understand our core operating results.

(2)
This non-GAAP adjustment removes the compensation expense from market valuation changes in the supplemental savings plan and the related net gains (losses) on investments designated as an economic hedge against the related liability. Amounts deferred under the supplemental savings plan are adjusted for appreciation (depreciation) of hypothetical investments chosen by employees. We use T. Rowe Price investment products to economically hedge the exposure to these market movements. We believe it is useful to offset the non-operating investment income (loss) realized on the hedges against the related compensation expense and remove the net impact to help the reader's ability to understand our core operating results and to increase comparability period to period.

(3)
This non-GAAP adjustment represents the other non-operating income (loss) and the net gains (losses) earned on our non-consolidated investment portfolio that are not designated as economic hedges of the supplemental savings plan liability, and, beginning in the second quarter of 2018, non-consolidated seed investments and other investments that are not part of the cash and discretionary investment portfolio. We decided to retain the investment gains recognized on our non-consolidated cash and discretionary investments as these assets and related income (loss) are considered part of our core operations. The impact on previously reported non-GAAP measures is immaterial. We believe adjusting for these non-operating income (loss) items helps the reader’s ability to understand our core operating results and increases comparability to prior years. Additionally, we do not emphasize the impact of the portion of non-operating income (loss) removed when managing and evaluating performance.

(4)
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

(6)
The income tax impacts were calculated in order to achieve an overall non-GAAP effective tax rate of 25.4% for the first half of 2019 and 23.3% for the 2018 period. As such, the non-GAAP effective tax rate for the second quarter was 25.5% in 2019 and 22.4% in 2018. We estimate that our effective tax rate for the full-year 2019 on a non-GAAP basis will be in the range of 24% to 26%.

(7)
This non-GAAP measure was calculated by applying the two-class method to adjusted net income attributable to T. Rowe Price Group divided by the weighted-average common shares outstanding assuming dilution.

CAPITAL RESOURCES AND LIQUIDITY.

Sources of Liquidity
We remain debt-free with ample liquidity, including cash and investments in T. Rowe Price products, as follows:

(in millions)	6/30/2019	12/31/2018
Cash and cash equivalents	$1,802.4	$1,425.2
Discretionary investments	1,692.5	1,597.1
Total cash and discretionary investments	3,494.9	3,022.3
Redeemable seed capital investments	1,259.6	1,118.9
Investments used to hedge the supplemental savings plan liability	441.3	381.3
Total cash and investments in T. Rowe Price products	$5,195.8	$4,522.5

Cash and discretionary investments in T. Rowe Price products held by our subsidiaries outside the U.S. were $500.7 million at June 30, 2019 and $425.3 million at December 31, 2018.

The cash and investment presentation on the unaudited condensed consolidated balance sheet is based on the accounting treatment for the cash equivalent or investment item. The following table details how T. Rowe Price Group’s interests in cash and investments relate to where they are presented on the unaudited condensed consolidated balance sheet as of June 30, 2019.

(in millions)	Cash and cash equivalents	Investments	Net assets of consolidated T. Rowe Price investment products(1)	6/30/2019
Cash and discretionary investments	$1,802.4	$1,627.3	$65.2	$3,494.9
Seed capital investments	—	236.2	1,023.4	1,259.6
Investments used to hedge the supplemental savings plan liability	—	441.3	—	441.3
Total cash and investments in T. Rowe Price products attributable to T. Rowe Price Group	1,802.4	2,304.8	1,088.6	5,195.8
Investment in UTI and other investments	—	270.4	—	270.4
Total cash and investments attributable to T. Rowe Price Group	1,802.4	2,575.2	1,088.6	5,466.2
Redeemable non-controlling interests	—	—	1,012.3	1,012.3
As reported on unaudited condensed consolidated balance sheet at June 30, 2019	$1,802.4	$2,575.2	$2,100.9	$6,478.5

(1)
The T. Rowe Price investment products that we consolidate are generally those products we provided seed capital at the time of their formation and have a controlling interest. These products generally represent U.S. mutual funds as well as those regulated outside the U.S. The net assets of the T. Rowe Price investment products at June 30, 2019 consist of the assets of these products that we consolidate on our unaudited condensed consolidated balance sheets of $2,203.4 million, less the liabilities of these products of $102.5 million.

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

Uses of Liquidity

We increased our quarterly recurring dividend per common share in February 2019 by 8.6% to $.76 per common share from $.70 per common share. Additionally, we expended $393.6 million in the first half of 2019 to repurchase 4.1 million shares, or 1.7%, of our outstanding common stock at an average price of $96.50 per share. These dividends and repurchases were expended using existing cash balances and cash generated from operations. We will generally repurchase our common stock over time to offset the dilution created by our equity-based compensation plans.

Since the end of 2016, we have returned $3.6 billion to stockholders through stock repurchases and our regular quarterly dividends, as follows:

(in millions)	Recurring dividend	Stock repurchases	Total cash returned to stockholders
2017	$562.6	$458.1	$1,020.7
2018	694.7	1,099.6	1,794.3
Six months ended 6/30/2019	367.2	393.6	760.8
Total	$1,624.5	$1,951.3	$3,575.8

We anticipate property and equipment expenditures for the full-year 2019 to be about $200 million, of which about two-thirds is planned for technology initiatives. We expect to fund our anticipated capital expenditures with operating cash flows and other available resources.

Cash Flows

The following table summarizes the cash flows for the six months ended June 30, 2019 and 2018, that are attributable to T. Rowe Price Group, our consolidated T. Rowe Price investment products, and the related eliminations required in preparing the statement.

	Six months ended
	6/30/2019				6/30/2018
(in millions)	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated T. Rowe Price investment products	Elims	As reported	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated T. Rowe Price investment products	Elims	As reported
Cash flows from operating activities
Net income	$1,040.1	$157.8	$(88.0)	$1,109.9	$902.6	$14.3	$(1.8)	$915.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization of property and equipment	86.0	—		86.0	74.7	—	—	74.7
Stock-based compensation expense	90.7	—		90.7	90.8	—	—	90.8
Net gains recognized on investments	(212.4)	—	88.0	(124.4)	(7.2)	—	1.8	(5.4)
Net investments in T. Rowe Price investment products used to economically hedge supplemental savings plan liability	(19.3)	—		(19.3)	(13.7)	—	—	(13.7)
Net change in trading securities held by consolidated T. Rowe Price investment products	—	(444.0)		(444.0)	—	(407.1)	—	(407.1)
Other changes in assets and liabilities	257.9	(4.9)	(3.1)	249.9	281.4	(3.7)	(2.8)	274.9
Net cash provided by (used in) operating activities	1,243.0	(291.1)	(3.1)	948.8	1,328.6	(396.5)	(2.8)	929.3
Net cash provided by (used in) investing activities	(174.0)	(5.1)	150.0	(29.1)	(1,040.7)	(21.7)	118.4	(944.0)
Net cash provided by (used in) financing activities	(691.8)	337.2	(146.9)	(501.5)	(706.2)	433.6	(115.6)	(388.2)
Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	—	(.4)	—	(.4)	—	(6.6)	—	(6.6)
Net change in cash and cash equivalents during period	377.2	40.6	—	417.8	(418.3)	8.8	—	(409.5)
Cash and cash equivalents at beginning of year	1,425.2	70.1	—	1,495.3	1,902.7	103.1	—	2,005.8
Cash and cash equivalents at end of period	$1,802.4	$110.7	$—	$1,913.1	$1,484.4	$111.9	$—	$1,596.3

Operating Activities
Operating activities attributable to T. Rowe Price Group during the first half of 2019 provided cash flows of $1,243.0 million, a decrease of $85.6 million from the 2018 period. Higher adjustments made to 2019 net income to arrive at cash flows from operating activities more than offset the $137.5 million increase in 2019 net income. The most significant adjustment related to a $205.2 million change in net investment gains, which was driven by stronger equity markets in 2019 compared with the 2018 period. The majority of the remaining adjustments related to timing differences on the cash settlement of our assets and liabilities, which decreased cash flows by $23.5 million. Our interim operating cash flows do not include the cash impact of variable compensation that is accrued throughout the year before being substantially paid out in December. The remaining change in reported cash flows from operating activities was attributable to the net change in trading securities held in our consolidated investment products’ underlying portfolios.

Investing Activities
Net cash used in investing activities that are attributable to T. Rowe Price Group totaled $174.0 million in the first half of 2019 compared with $1,040.7 million in the 2018 period. During the first half of 2018, we rebalanced our cash and discretionary investments portfolio resulting in the reallocation of cash and cash equivalents of $945.0 million to certain T. Rowe Price fixed income funds. During 2019, we increased our property and equipment expenditures by $15.9 million and the level of seed capital provided by $31.6 million. Since we consolidate the seed capital in T. Rowe Price investment products, our seed capital was eliminated in preparing our unaudited condensed consolidated statement of cash flows. The remaining $30.8 million change in cash used in investing activities attributable to T. Rowe Price Group primarily stems from a decrease in net proceeds received in 2019 as compared to 2018 related to the purchases and sales of other T. Rowe Price products. The net cash removed from our balance sheet from consolidating and deconsolidating investment products during the first half of 2019 compared with the 2018 period accounts for the remaining $16.6 million change in reported cash flows from investing activities.

Financing Activities
Net cash used in financing activities attributable to T. Rowe Price Group were $691.8 million in the first half of 2019 compared with $706.2 million in the 2018 period. During 2019, we repurchased only slightly fewer shares of our common stock; however, this expended $47.5 million less cash as the average price paid to repurchase shares in the first half of 2019 was $96.50 as compared to $106.48 in 2018 period. This decrease in cash used was offset by an 8.6% increase in our quarterly dividend per share, which resulted in paying $19.1 million more in dividends in 2019. The remaining change in reported cash flows from financing activities is primarily attributable to a $127.7 million decrease in net subscriptions received from redeemable non-controlling interest holders of our consolidated investment products during the first half of 2019 compared to the 2018 period.

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

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of June 30, 2019, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the second quarter of 2019, and has concluded that there was no change during the second quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On February 14, 2017, T. Rowe Price Group, Inc., T. Rowe Price Associates, Inc., T. Rowe Price Trust Company, current and former members of the management committee, and trustees of the T. Rowe Price U.S. Retirement Program were named as defendants in a lawsuit filed in the United States District Court for the District of Maryland. The lawsuit alleges breaches of ERISA’s fiduciary duty and prohibited transaction provisions on behalf of a class of all participants and beneficiaries of the T. Rowe Price 401(k) Plan from February 14, 2011, to the time of judgment. The plaintiffs are seeking certification of the complaint as a class action. T. Rowe Price believes the claims are without merit and is vigorously defending the action. This matter is in the discovery phase of litigation and we cannot predict the eventual outcome, or whether it will have a material negative impact on our financial results, or estimate the possible loss or range of loss that may arise from any negative outcome.

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
T. Rowe Price believes the claims are without merit and is vigorously defending the action. This matter is in the discovery phase of litigation and we cannot predict the eventual outcome, or whether it will have a material negative impact on our financial results, or estimate the possible loss or range of loss that may arise from any negative outcome.

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

Item 1A. Risk Factors.

There have been no material changes in the information provided in Item 1A of our Form 10-K Annual Report for 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchase activity during the second quarter of 2019 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April	51,541	$106.78	—	21,871,898
May	1,272,951	$102.62	1,261,919	20,609,979
June	380,397	$101.37	341,143	20,268,836
Total	1,704,889	$102.47	1,603,062

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorization, outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options, and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the second quarter of 2019, 101,442 were related to shares surrendered in connection with employee stock option exercises and 385 were related to shares withheld to cover tax withholdings associated with the vesting of restricted stock awards.

The following table details the changes in and status of the Board of Directors’ outstanding publicly announced board authorizations.

Authorization dates	4/1/2019	Total Number of Shares Purchased	Maximum Number of Shares that May Yet Be Purchased at 6/30/2019
December 2016	1,871,898	(1,603,062)	268,836
April 2018	10,000,000	—	10,000,000
February 2019	10,000,000	—	10,000,000
	21,871,898	(1,603,062)	20,268,836

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On July 24, 2019, we issued an earnings release reporting our results of operations for the second quarter of 2019 and the first six months of 2019. A copy of that earnings release is furnished herewith as Exhibit 99.1 This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

Item 6. Exhibits.

The following exhibits required by Item 601 of Regulation S-K are furnished herewith.

3(i)	Charter of T. Rowe Price Group, Inc., as reflected by Articles of Restatement dated June 20, 2018. (Incorporated by reference from Form 10-Q Quarterly Report filed on July 25, 2018.)

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of February 12, 2019. (Incorporated by reference from Form 8-K Current Report filed on February 13, 2019.)

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99.1	Earnings release issued July 24, 2019, reporting our results of operations for the second quarter of 2019.

101
The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s unaudited condensed consolidated interim financial statements and notes that are included in this Form 10-Q Report.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 24, 2019.
T. Rowe Price Group, Inc.

By:    /s/ Céline S. Dufétel
Vice President, Chief Financial Officer and Treasurer