Form 10-Q
period 2019-09-30
PRICE T ROWE GROUP INC
filed 2019-10-24
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, October 22, 2019, is 233,677,334.
The exhibit index is at Item 6 on page 40.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	9/30/2019	12/31/2018
ASSETS
Cash and cash equivalents	$2,213.2	$1,425.2
Accounts receivable and accrued revenue	620.6	549.6
Investments	2,605.9	2,453.4
Assets of consolidated T. Rowe Price investment products ($1,983.7 million at September 30, 2019 and $1,392.6 million at December 31, 2018, related to variable interest entities)	2,247.4	1,680.4
Operating lease assets	111.3	—
Property and equipment, net	678.8	661.3
Goodwill	665.7	665.7
Other assets	254.9	253.7
Total assets	$9,397.8	$7,689.3

LIABILITIES
Accounts payable and accrued expenses	$203.3	$228.5
Liabilities of consolidated T. Rowe Price investment products ($69.8 million at September 30, 2019 and $22.7 million at December 31, 2018, related to variable interest entities)	80.4	38.7
Operating lease liabilities	146.4	—
Accrued compensation and related costs	534.0	123.3
Supplemental savings plan liability	441.8	380.0
Income taxes payable	49.2	54.2
Total liabilities	1,455.1	824.7

Commitments and contingent liabilities

Redeemable non-controlling interests	1,102.9	740.3

STOCKHOLDERS’ EQUITY
Preferred stock, undesignated, $.20 par value – authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value—authorized 750,000,000; issued 234,702,000 shares at September 30, 2019 and 238,069,000 at December 31, 2018	46.9	47.6
Additional capital in excess of par value	654.6	654.6
Retained earnings	6,187.0	5,464.1
Accumulated other comprehensive loss	(48.7)	(42.0)
Total permanent stockholders’ equity	6,839.8	6,124.3
Total liabilities, redeemable non-controlling interests, and permanent stockholders’ equity	$9,397.8	$7,689.3

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended		Nine months ended
	9/30/2019	9/30/2018	9/30/2019	9/30/2018
Revenues
Investment advisory fees	$1,303.4	$1,263.3	$3,767.8	$3,666.9
Administrative, distribution, and servicing fees	123.3	131.3	381.4	400.7
Net revenues	1,426.7	1,394.6	4,149.2	4,067.6

Operating expenses
Compensation and related costs	466.3	454.3	1,441.0	1,351.7
Distribution and servicing	64.5	71.4	195.3	213.3
Advertising and promotion	17.1	20.2	58.5	63.8
Product-related costs	38.0	37.9	115.6	117.1
Technology, occupancy, and facility costs	106.5	96.5	309.5	283.8
General, administrative, and other	75.2	73.7	222.6	218.8
Total operating expenses	767.6	754.0	2,342.5	2,248.5

Net operating income	659.1	640.6	1,806.7	1,819.1

Non-operating income
Net gains on investments	32.1	116.1	194.0	147.9
Net gains on consolidated investment products	11.6	8.7	176.3	28.6
Other income (loss)	(.7)	.1	—	(1.4)
Total non-operating income	43.0	124.9	370.3	175.1

Income before income taxes	702.1	765.5	2,177.0	1,994.2
Provision for income taxes	157.0	183.9	522.0	497.5
Net income	545.1	581.6	1,655.0	1,496.7
Less: net income (loss) attributable to redeemable non-controlling interests	(.8)	(1.4)	69.0	11.1
Net income attributable to T. Rowe Price Group	$545.9	$583.0	$1,586.0	$1,485.6

Earnings per share on common stock of T. Rowe Price Group
Basic	$2.26	$2.34	$6.55	$5.97
Diluted	$2.23	$2.30	$6.47	$5.85

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three months ended		Nine months ended
	9/30/2019	9/30/2018	9/30/2019	9/30/2018
Net income	$545.1	$581.6	$1,655.0	$1,496.7
Other comprehensive income (loss)
Currency translation adjustments
Consolidated T. Rowe Price investment products - variable interest entities	(30.1)	(5.8)	(32.2)	(29.6)
Reclassification gains recognized in non-operating income upon deconsolidation of certain T. Rowe Price investment products	.1	—	(.1)	(3.6)
Total currency translation adjustments of consolidated T. Rowe Price investment products - variable interest entities	(30.0)	(5.8)	(32.3)	(33.2)
Equity method investments	(1.0)	(7.1)	5.4	(6.6)
Other comprehensive income (loss) before income taxes	(31.0)	(12.9)	(26.9)	(39.8)
Net deferred tax benefits (income taxes)	3.4	2.3	2.5	5.8
Total other comprehensive income (loss)	(27.6)	(10.6)	(24.4)	(34.0)

Total comprehensive income	517.5	571.0	1,630.6	1,462.7
Less: comprehensive income (loss) attributable to redeemable non-controlling interests	(18.2)	(4.7)	51.3	(5.7)
Total comprehensive income attributable to T. Rowe Price Group	$535.7	$575.7	$1,579.3	$1,468.4

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine months ended
	9/30/2019	9/30/2018
Cash flows from operating activities
Net income	$1,655.0	$1,496.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization of property and equipment	131.7	114.9
Stock-based compensation expense	136.1	135.3
Net gains recognized on investments	(137.3)	(106.2)
Net investments in T. Rowe Price investment products used to economically hedge supplemental savings plan liability	(20.5)	(14.4)
Net change in securities held by consolidated T. Rowe Price investment products	(688.1)	(578.3)
Other changes in assets and liabilities	423.8	438.4
Net cash provided by operating activities	1,500.7	1,486.4

Cash flows from investing activities
Purchases of T. Rowe Price investment products	(35.0)	(1,118.7)
Dispositions of T. Rowe Price investment products	112.0	343.6
Net cash of T. Rowe Price investment products on consolidation (deconsolidation)	(8.3)	(22.5)
Additions to property and equipment	(148.9)	(121.5)
Other investing activity	3.5	88.7
Net cash used in investing activities	(76.7)	(830.4)

Cash flows from financing activities
Repurchases of common stock	(576.0)	(543.0)
Common share issuances under stock-based compensation plans	116.3	116.0
Dividends paid to common stockholders of T. Rowe Price Group	(550.4)	(522.3)
Net subscriptions received from redeemable non-controlling interest holders	387.1	486.2
Net cash used in financing activities	(623.0)	(463.1)

Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	(2.2)	(2.4)

Net change in cash and cash equivalents during period	798.8	190.5
Cash and cash equivalents at beginning of period, including $70.1 million at December 31, 2018, and $103.1 million at December 31, 2017, held by consolidated T. Rowe Price investment products	1,495.3	2,005.8
Cash and cash equivalents at end of period, including $80.9 million at September 30, 2019, and $105.7 million at September 30, 2018, held by consolidated T. Rowe Price investment products	$2,294.1	$2,196.3

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Three months ended 9/30/2019
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity	Redeemable non-controlling interests
Balances at June 30, 2019	235,518	$47.1	$654.6	$5,915.9	$(38.5)	$6,579.1	$1,012.3
Net income	—	—	—	545.9	—	545.9	(.8)
Other comprehensive income (loss), net of tax	—	—	—	—	(10.2)	(10.2)	(17.4)
Dividends declared ($0.76 per share)	—	—	—	(182.7)	—	(182.7)	—
Shares issued upon option exercises	782.1		36.4	—	—	36.5	—
Restricted shares issued, net of shares withheld for taxes	—	—	—	—	—	—	—
Net shares issued upon vesting of restricted stock units	18	—	(1.2)	—	—	(1.2)	—
Forfeiture of restricted awards	(3)	—	—	—	—	—	—
Stock-based compensation expense	—	—	45.5	—	—	45.5	—
Restricted stock units issued as dividend equivalents	—	—	—	—	—	—	—
Common shares repurchased	(1,613)	(.3)	(80.7)	(92.1)	—	(173.1)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	181.1
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	(72.3)
Balances at September 30, 2019	234,702	$46.9	$654.6	$6,187.0	$(48.7)	$6,839.8	$1,102.9

	Three months ended 9/30/2018
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity	Redeemable non-controlling interests
Balances at June 30, 2018	243,180	$48.6	$654.6	$5,435.1	$(23.7)	$6,114.6	$739.2
Net income	—	—	—	583.0	—	583.0	(1.4)
Other comprehensive income (loss), net of tax	—	—	—	—	(7.3)	(7.3)	(3.3)
Dividends declared ($0.70 per share)	—	—	—	(173.7)	—	(173.7)	—
Shares issued upon option exercises	529.2		24.9	—	—	25.1	—
Net shares issued upon vesting of restricted stock units	15	—	(1.2)	—	—	(1.2)	—
Forfeiture of restricted awards	(2)	—	—	—	—	—	—
Stock-based compensation expense	—	—	44.5	—	—	44.5	—
Common shares repurchased	(1,123)	(.3)	(68.3)	(55.9)	—	(124.5)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	145.9
Net reconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	(19.8)
Balances at September 30, 2018	242,599	$48.5	$654.5	$5,788.5	$(31.0)	$6,460.5	$860.6

(1) Accumulated other comprehensive income.

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Nine months ended 9/30/2019
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2018	238,069	$47.6	$654.6	$5,464.1	$(42.0)	$6,124.3	$740.3
Net income	—	—	—	1,586.0	—	1,586.0	69.0
Other comprehensive income (loss), net of tax	—	—	—	—	(6.7)	(6.7)	(17.7)
Dividends declared ($2.28 per share)	—	—	—	(549.9)	—	(549.9)	—
Shares issued upon option exercises	2,277.4		118.9	—	—	119.3	—
Restricted shares issued, net of shares withheld for taxes	7	—	(.1)	—	—	(.1)	—
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	51	—	(2.6)	—	—	(2.6)	—
Forfeiture of restricted awards	(10)	—	—	—	—	—	—
Stock-based compensation expense	—	—	136.2	—	—	136.2	—
Restricted stock units issued as dividend equivalents	—	—	.1	(.1)	—	—	—
Common shares repurchased	(5,692)	(1.1)	(252.5)	(313.1)	—	(566.7)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	392.7
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	(81.4)
Balances at September 30, 2019	234,702	$46.9	$654.6	$6,187.0	$(48.7)	$6,839.8	$1,102.9

	Nine months ended 9/30/2018
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2017	245,111	$49.0	$846.1	$4,932.9	$(3.6)	$5,824.4	$992.8
Cumulative effect adjustment upon adoption of financial instruments and AOCI guidance(2)	—	—	—	22.4	(7.9)	14.5	—
Reclassification adjustment of stranded tax benefits on currency translation adjustments upon adoption of AOCI guidance	—	—	—	2.3	(2.3)	—	—
Balances at January 1, 2018	245,111	49.0	846.1	4,957.6	(13.8)	5,838.9	992.8
Net income	—	—	—	1,485.6	—	1,485.6	11.1
Other comprehensive income (loss), net of tax	—	—	—	—	(17.2)	(17.2)	(16.8)
Dividends declared ($2.10 per share)	—	—	—	(522.5)	—	(522.5)	—
Shares issued upon option exercises	2,770.6		116.6	—	—	117.2	—
Restricted shares issued, net of shares withheld for taxes	8	—	(.1)	—	—	(.1)	—
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	71	—	(1.9)	—	—	(1.9)	—
Forfeiture of restricted awards	(8)	—	—	—	—	—	—
Stock-based compensation expense	—	—	135.3	—	—	135.3	—
Restricted stock units issued as dividend equivalents	—	—	.1	(.1)	—	—	—
Common shares repurchased	(5,353)	(1.1)	(441.6)	(132.1)	—	(574.8)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	468.5
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	(595.0)
Balances at September 30, 2018	242,599	$48.5	$654.5	$5,788.5	$(31.0)	$6,460.5	$860.6
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

NEWLY ISSUED BUT NOT YET ADOPTED ACCOUNTING GUIDANCE.

In August 2018, the FASB issued Accounting Standards Update No. 2018-15 — Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This update provides additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Though early adoption is permitted, we will adopt this update on January 1, 2020, using the prospective method of adoption. We expect that the adoption of this standard will not have a material impact on our financial position and results of operations.

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

NOTE 2 – INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Revenues earned during the three- and nine-month periods ended September 30, 2019 and 2018 under agreements with clients include:

	Three months ended 9/30/2019				Three months ended 9/30/2018
		Administrative, distribution, and servicing fees				Administrative, distribution, and servicing fees
(in millions)	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues
U.S. mutual funds	$881.0	$69.0	$30.1	$980.1	$877.3	$72.3	$34.6	$984.2
Subadvised and separate accounts and other investment products	422.4	—	—	422.4	386.0	—	—	386.0
Other clients	—	24.2	—	24.2	—	24.4	—	24.4
	$1,303.4	$93.2	$30.1	$1,426.7	$1,263.3	$96.7	$34.6	$1,394.6

	Nine months ended 9/30/2019				Nine months ended 9/30/2018
		Administrative, distribution, and servicing fees				Administrative, distribution, and servicing fees
(in millions)	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues
U.S. mutual funds	$2,557.6	$215.3	$90.4	$2,863.3	$2,557.1	$228.5	$106.7	$2,892.3
Subadvised and separate accounts and other investment products	1,210.2	—	—	1,210.2	1,109.8	—	—	1,109.8
Other clients	—	75.7	—	75.7	—	65.5	—	65.5
	$3,767.8	$291.0	$90.4	$4,149.2	$3,666.9	$294.0	$106.7	$4,067.6

Total net revenues earned from our related parties, specifically T. Rowe Price investment products, aggregate $1,180.9 million and $1,151.5 million for the three months ended September 30, 2019 and 2018, respectively. Total net revenues earned during the nine months ended September 30, 2019 and 2018 aggregate $3,421.9 million and $3,366.9 million, respectively. Accounts receivable from these products aggregate to $405.3 million at September 30, 2019, and $354.8 million at December 31, 2018.

The following table details the investment advisory fees earned from clients by their underlying asset class.

	Three months ended		Nine months ended
(in millions)	9/30/2019	9/30/2018	9/30/2019	9/30/2018
U.S. mutual funds
Equity and blended assets	$754.0	$745.5	$2,185.3	$2,169.0
Fixed income, including money market	127.0	131.8	372.3	388.1
	881.0	877.3	2,557.6	2,557.1
Subadvised and separate accounts and other investment products
Equity and blended assets	355.5	326.0	1,020.4	931.0
Fixed income, including money market	66.9	60.0	189.8	178.8
	422.4	386.0	1,210.2	1,109.8
Total	$1,303.4	$1,263.3	$3,767.8	$3,666.9

The following table summarizes the assets under management on which we earn investment advisory fees.

	Average during		Average during
	Three months ended		Nine months ended		As of
(in billions)	9/30/2019	9/30/2018	9/30/2019	9/30/2018	9/30/2019	12/31/2018
U.S. mutual funds
Equity and blended assets	$521.3	$511.6	$507.5	$500.8	$513.0	$441.1
Fixed income, including money market	129.2	129.9	125.7	128.6	129.6	123.4
	650.5	641.5	633.2	629.4	642.6	564.5
Subadvised and separate accounts and other investment products
Equity and blended assets	370.2	331.8	353.3	318.4	373.4	299.2
Fixed income, including money market	109.5	99.1	105.0	97.2	110.3	98.6
	479.7	430.9	458.3	415.6	483.7	397.8
Total	$1,130.2	$1,072.4	$1,091.5	$1,045.0	$1,126.3	$962.3

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for 6.5% and 6.2% of our assets under management at September 30, 2019, and December 31, 2018, respectively.

NOTE 3 – INVESTMENTS.

The carrying values of our investments that are not part of the consolidated T. Rowe Price investment products are as follows:

(in millions)	9/30/2019	12/31/2018
Investments held at fair value
T. Rowe Price investment products	$1,568.0	$1,538.4
T. Rowe Price investment products designated as an economic hedge of supplemental savings plan liability	443.0	381.3
Investment partnerships and other investments	103.2	99.6
Equity method investments
T. Rowe Price investment products	320.7	276.2
26% interest in UTI Asset Management Company Limited (India)	165.0	152.4
Investment partnerships and other investments	5.0	4.5
U.S. Treasury note	1.0	1.0
Total	$2,605.9	$2,453.4

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

During the three- and nine-months ended September 30, 2019, net gains on investments included $4.8 million and $84.2 million of net unrealized gains related to investments held at fair value that were still held at September 30, 2019. For the three- and nine-months ended September 30, 2018, the net gains on investments included $11.3 million and $17.4 million, respectively, of net unrealized gains on investments held at fair value that were still held at September 30, 2018.

During the nine months ended September 30, 2019 and 2018, certain T. Rowe Price investment products in which we provided initial seed capital at the time of formation were deconsolidated, as we no longer had a controlling interest. Depending on our ownership interest, we are now reporting our residual interests in these T. Rowe Price investment products as either an equity method investment or an investment held at fair value. Additionally, during the nine months ended September 30, 2019 and 2018, certain T. Rowe Price investment products that were being accounted for as equity method investments were consolidated, as we regained a controlling interest. The net impact of these changes on our unaudited condensed consolidated balance sheets and statements of income as of the dates the portfolios were deconsolidated or reconsolidated is detailed below.

	Three months ended		Nine months ended
(in millions)	9/30/2019	9/30/2018	9/30/2019	9/30/2018
Net increase (decrease) in assets of consolidated T. Rowe Price investment products	$(113.5)	$(41.1)	$(169.6)	$(701.5)
Net increase (decrease) in liabilities of consolidated T. Rowe Price investment products	$(9.8)	$(.6)	$(11.0)	$17.9
Net increase (decrease) in redeemable non-controlling interests	$(72.3)	$(19.8)	$(81.4)	$(595.0)

Gains (losses) recognized upon deconsolidation	$(.1)	$—	$.1	$3.6

The gains or losses recognized upon deconsolidation were the result of reclassifying currency translation adjustments accumulated on certain T. Rowe Price investment products with non-USD functional currencies from accumulated other comprehensive income to non-operating income.

During the third quarter of 2018, we sold our 10% holding in Daiwa SB Investments Ltd. The realized gain was recognized in net gains on investments on our unaudited condensed consolidated statement of income and represents the majority of the reason why non-operating income is lower for the three- and nine-month periods ended September 30, 2019, than the corresponding periods in 2018.

VARIABLE INTEREST ENTITIES.

Our investments at September 30, 2019 and December 31, 2018, include interests in variable interest entities that we do not consolidate as we are not deemed the primary beneficiary. Our maximum risk of loss related to our involvement with these entities is as follows:

(in millions)	9/30/2019	12/31/2018
Investment carrying values	$137.7	$143.3
Unfunded capital commitments	19.3	27.3
Uncollected investment advisory and administrative fees	16.8	5.2
	$173.8	$175.8

The unfunded capital commitments totaling $19.3 million and $27.3 million at September 30, 2019 and December 31, 2018, respectively, relate primarily to the investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be called under certain circumstances.

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

	9/30/2019		12/31/2018
(in millions)	Level 1	Level 2	Level 1	Level 2
Cash equivalents held in T. Rowe Price money market funds	$1,921.2	$—	$1,196.0	$—
T. Rowe Price investment products	1,560.1	7.9	1,519.2	19.2
T. Rowe Price investment products designated as economic hedge of supplemental savings plan liability	443.0	—	381.3	—
Total	$3,924.3	$7.9	$3,096.5	$19.2

As required by the accounting guidance, the fair value hierarchy levels table above does not include the investment partnerships and other investments that are held at fair value using their NAV per share as a practical expedient. The carrying value of these investments as disclosed in Note 3 were $103.2 million at September 30, 2019 and $99.6 million at December 31, 2018.

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

The following table details the net assets of the consolidated T. Rowe Price investment products:

	9/30/2019			12/31/2018
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Cash and cash equivalents(1)	$11.5	$69.4	$80.9	$18.5	$51.6	$70.1
Investments(2)	246.1	1,883.8	2,129.9	261.3	1,322.7	1,584.0
Other assets	6.1	30.5	36.6	8.0	18.3	26.3
Total assets	263.7	1,983.7	2,247.4	287.8	1,392.6	1,680.4
Liabilities	10.6	69.8	80.4	16.0	22.7	38.7
Net assets	$253.1	$1,913.9	$2,167.0	$271.8	$1,369.9	$1,641.7

Attributable to T. Rowe Price Group	$178.3	$885.8	$1,064.1	$175.3	$726.1	$901.4
Attributable to redeemable non-controlling interests	74.8	1,028.1	1,102.9	96.5	643.8	740.3
	$253.1	$1,913.9	$2,167.0	$271.8	$1,369.9	$1,641.7

(1) Cash and cash equivalents includes $10.2 million and $18.5 million at September 30, 2019 and December 31, 2018, respectively, of T. Rowe Price money market mutual funds.
(2) Investments includes $38.2 million and $43.8 million at September 30, 2019 and December 31, 2018, respectively, of T. Rowe Price investment products.

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

The operating results of the consolidated T. Rowe Price investment products for the three- and nine-months ended September 30, 2019 and 2018 are reflected in our unaudited condensed consolidated statements of income as follows:

	Three months ended
	9/30/2019			9/30/2018
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(.6)	$(3.1)	$(3.7)	$(.6)	$(3.0)	$(3.6)
Net investment income reflected in non-operating income	1.5	10.1	11.6	5.0	3.7	8.7
Impact on income before taxes	$.9	$7.0	$7.9	$4.4	$.7	$5.1

Net income attributable to T. Rowe Price Group	$.7	$8.0	$8.7	$2.8	$3.7	$6.5
Net income (loss) attributable to redeemable non-controlling interests	.2	(1.0)	(.8)	1.6	(3.0)	(1.4)
	$.9	$7.0	$7.9	$4.4	$.7	$5.1

	Nine months ended
	9/30/2019			9/30/2018
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(1.6)	$(9.0)	$(10.6)	$(1.3)	$(7.9)	$(9.2)
Net investment income reflected in non-operating income	20.9	155.4	176.3	4.4	24.2	28.6
Impact on income before taxes	$19.3	$146.4	$165.7	$3.1	$16.3	$19.4

Net income attributable to T. Rowe Price Group	$14.6	$82.1	$96.7	$1.5	$6.8	$8.3
Net income attributable to redeemable non-controlling interests	4.7	64.3	69.0	1.6	9.5	11.1
	$19.3	$146.4	$165.7	$3.1	$16.3	$19.4

The operating expenses of the consolidated investment products are reflected in other operating expenses. In preparing our unaudited condensed consolidated financial statements, we eliminated operating expenses of $2.6 million and $1.5 million for the three months ended September 30, 2019 and 2018, respectively, against the investment advisory and administrative fees earned from these products. Operating expenses eliminated for the nine months ended September 30, 2019 and 2018, were $6.3 million and $4.6 million, respectively. The net investment income reflected in non-operating income includes dividend and interest income and realized and unrealized gains and losses on the underlying securities held by the consolidated T. Rowe Price investment products.

The table below details the impact of these consolidated investment products on the individual lines of our unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018.

	Nine months ended
	9/30/2019			9/30/2018
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Net cash provided by operating activities	$(15.1)	$(508.4)	$(523.5)	$(40.7)	$(529.7)	$(570.4)
Net cash used in investing activities	(7.4)	(.9)	(8.3)	(.8)	(21.7)	(22.5)
Net cash used in financing activities	15.5	529.3	544.8	52.3	545.6	597.9
Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	—	(2.2)	(2.2)	—	(2.4)	(2.4)
Net change in cash and cash equivalents during period	(7.0)	17.8	10.8	10.8	(8.2)	2.6
Cash and cash equivalents at beginning of year	18.5	51.6	70.1	7.1	96.0	103.1
Cash and cash equivalents at end of period	$11.5	$69.4	$80.9	$17.9	$87.8	$105.7

The net cash provided by financing activities during the nine months ended September 30, 2019 and 2018 includes $157.7 million and $111.7 million, respectively, of net subscriptions we made into the consolidated T. Rowe Price investment products, net of dividends received. These cash flows were eliminated in consolidation.

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

	9/30/2019		12/31/2018
(in millions)	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents	$10.2	$—	$19.3	$—
Equity securities	168.2	616.0	189.6	483.5
Fixed income securities	—	1,319.3	—	890.2
Other investments	1.4	25.0	1.7	19.0
	$179.8	$1,960.3	$210.6	$1,392.7

Liabilities	$(.7)	$(9.2)	$(.8)	$(12.8)

NOTE 6 – LEASES.
All of our leases are operating leases and primarily consist of real estate leases for corporate offices, data centers, and other facilities. As of September 30, 2019, the weighted-average remaining lease term on our leases is approximately 7.0 years and the weighted-average discount rate used to measure the lease liabilities is 3.5%.
Operating lease expense for the three months ended September 30, 2019 and 2018, was $7.1 million and $6.3 million, respectively. Operating lease expense for the nine months ended September 30, 2019 and 2018, was $22.9 million and $20.9 million, respectively. Charges related to our operating leases that are variable, including variable common area maintenance charges and other management-related costs, and not included in the measurement of the lease liabilities, were $2.2 million for the three months ended September 30, 2019 and $7.4 million for the nine months ended September 30, 2019.
We made lease payments of $22.7 million during the nine months ended September 30, 2019. Our future undiscounted cash flows related to our operating leases and the reconciliation to the operating lease liability as of September 30, 2019, are as follows:

(in millions)	9/30/2019
Fourth quarter 2019	$6.8
2020	26.1
2021	25.6
2022	22.8
2023	20.3
Thereafter	63.4
Total future undiscounted cash flows	165.0
Less: imputed interest to be recognized in lease expense	(18.6)
Operating lease liabilities, as reported	$146.4

NOTE 7 – STOCKHOLDERS’ EQUITY.

Accounts payable and accrued expenses includes liabilities of $9.2 million at December 31, 2018, for common stock repurchases that settled during the first week of January 2019.

NOTE 8 – STOCK-BASED COMPENSATION.

STOCK OPTIONS.

The following table summarizes the status of, and changes in, our stock options during the nine months ended September 30, 2019.

	Options	Weighted- average exercise price
Outstanding at December 31, 2018	11,300,393	$69.05
Exercised	(2,847,972)	$63.58
Forfeited	(114,822)	$76.70
Expired	(7,839)	$59.03
Outstanding at September 30, 2019	8,329,760	$70.83
Exercisable at September 30, 2019	6,410,125	$69.12

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of, and changes in, our nonvested restricted shares and restricted stock units during the nine months ended September 30, 2019.

	Restricted shares	Restricted stock units	Weighted-average fair value
Nonvested at December 31, 2018	136,964	6,603,920	$87.07
Time-based grants	7,404	55,872	$103.45
Vested	(9,670)	(83,280)	$90.52
Forfeited	(9,619)	(327,279)	$87.79
Nonvested at September 30, 2019	125,079	6,249,233	$87.15

Nonvested at September 30, 2019, includes 2,400 performance-based restricted shares and 450,727 performance-based restricted stock units. These nonvested performance-based restricted shares and units include 2,400 restricted shares and 289,906 restricted stock units for which the performance period has expired, and the performance threshold has been met.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense to be recognized over the remaining vesting periods of the stock-based awards outstanding at September 30, 2019. Estimated future compensation expense will change to reflect future grants of restricted stock awards and units, future option grants, changes in the probability of performance thresholds being met, and adjustments for actual forfeitures.

(in millions)
Fourth quarter 2019	$43.6
2020	100.6
2021 through 2024	80.6
Total	$224.8

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

	Three months ended		Nine months ended
(in millions)	9/30/2019	9/30/2018	9/30/2019	9/30/2018
Net income attributable to T. Rowe Price Group	$545.9	$583.0	$1,586.0	$1,485.6
Less: net income allocated to outstanding restricted stock and stock unit holders	13.9	13.7	40.7	34.8
Net income allocated to common stockholders	$532.0	$569.3	$1,545.3	$1,450.8

Weighted-average common shares
Outstanding	234.9	242.8	235.8	243.1
Outstanding assuming dilution	238.2	247.5	239.0	248.2

NOTE 10 – OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS.

The following table presents the impact of the components of other comprehensive income (loss) on deferred tax benefits (income taxes).

	Three months ended		Nine months ended
(in millions)	9/30/2019	9/30/2018	9/30/2019	9/30/2018
Net deferred tax benefits on:
Currency translation adjustments	$3.4	$2.3	2.5	4.9
Reclassification adjustment recognized in the provision for income taxes upon deconsolidation of a T. Rowe Price investment product	—	—	—	.9
Total deferred tax benefits on currency translation adjustments	3.4	2.3	2.5	5.8

The changes in each component of accumulated other comprehensive loss, including reclassification adjustments for the three months ended September 30, 2019 and 2018 are presented in the table below.

	Three months ended 9/30/2019			Three months ended 9/30/2018
	Currency translation adjustments			Currency translation adjustments
(in millions)	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments
Balances at beginning of period	$(43.8)	$5.3	$(38.5)	$(36.6)	$12.9	$(23.7)
Other comprehensive income (loss) before reclassifications and income taxes	(1.0)	(12.6)	(13.6)	(7.1)	(2.5)	(9.6)
Reclassification adjustments recognized in non-operating income	—	.1	.1	—	—	—
	(1.0)	(12.5)	(13.5)	(7.1)	(2.5)	(9.6)
Net deferred tax benefits (income taxes)	.3	3.1	3.4	1.6	.7	2.3
Other comprehensive income (loss)	(.7)	(9.4)	(10.1)	(5.5)	(1.8)	(7.3)
Balances at end of period	$(44.5)	$(4.1)	$(48.6)	$(42.1)	$11.1	$(31.0)

The changes in the currency translation adjustment component of accumulated other comprehensive loss(1), including reclassification adjustments for nine months ended September 30, 2019 and 2018 are presented in the table below.

	Nine months ended 9/30/2019			Nine months ended 9/30/2018
(in millions)	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments
Balances at beginning of period	$(48.8)	$6.8	$(42.0)	(37.0)	23.2	(13.8)
Other comprehensive income (loss) before reclassifications and income taxes	5.4	(14.4)	(9.0)	(6.6)	(12.8)	(19.4)
Reclassification adjustments recognized in non-operating income	—	(.1)	(.1)	—	(3.6)	(3.6)
	5.4	(14.5)	(9.1)	(6.6)	(16.4)	(23.0)
Net deferred tax income taxes	(1.1)	3.6	2.5	1.5	4.3	5.8
Other comprehensive income (loss)	4.3	(10.9)	(6.6)	(5.1)	(12.1)	(17.2)
Balances at end of period	$(44.5)	$(4.1)	$(48.6)	$(42.1)	$11.1	$(31.0)
(1) Accumulated other comprehensive loss as of December 31, 2017, also included $7.9 million of net unrealized holding gains that were reclassified to retained earnings upon adoption of the financial instruments accounting guidance on January 1, 2018. This reclassification also includes the reclassification of $1.7 million of stranded income taxes on available-for-sale investments resulting from U.S. tax law changes enacted on December 22, 2017.

NOTE 11 – COMMITMENTS AND CONTINGENCIES.

On February 14, 2017, T. Rowe Price Group, Inc., T. Rowe Price Associates, Inc., T. Rowe Price Trust Company, current and former members of the management committee, and trustees of the T. Rowe Price U.S. Retirement Program were named as defendants in a lawsuit filed in the United States District Court for the District of Maryland. The lawsuit alleges breaches of ERISA’s fiduciary duty and prohibited transaction provisions on behalf of a class of all participants and beneficiaries of the T. Rowe Price 401(k) Plan from February 14, 2011, to the time of judgment. The matter has been certified as a class action. T. Rowe Price believes the claims are without merit and is vigorously defending the action. This matter is in the discovery phase of litigation and we cannot predict the eventual outcome, or whether it will have a material negative impact on our financial results, or estimate the possible loss or range of loss that may arise from any negative outcome.

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

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries (the Company) as of September 30, 2019, the related condensed consolidated statements of income, comprehensive income, and stockholders’ equity for the three-month and nine-month periods ended September 30, 2019 and 2018, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
October 24, 2019

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

We changed our 2019 non-GAAP operating expense growth range guidance from a range of 4% to 7% to a range of 4% to 5% as year-to-date distribution, product-related and professional fee expenses, as well as headcount growth, have been lower than planned. This new expense growth range factors in continued investments in the business, our cost optimization efforts, and the phased implementation of paying for all third-party investment research. We currently expect that our 2020 operating expenses will reflect a full year of all third-party investment research costs.

MARKET TRENDS.

U.S. stocks were mixed in a narrow range, with large-cap shares outperforming mid- and small-caps. Monetary policy expectations were a major driver of market sentiment, as the Federal Reserve reduced short-term interest rates twice in the third quarter and other central banks around the world took measures to stimulate economic growth. Continued U.S.-China trade tensions and concerns about escalation of the trade dispute weighed periodically on world markets, especially in August. However, the quarter ended with optimism that the resumption of trade negotiations in October would lead to some tangible progress toward a trade deal.

Developed non-U.S. equity markets generally declined; a stronger U.S. dollar versus other currencies hurt returns in dollar terms. Developed European stock markets were mixed, with German shares falling 4% in dollar terms, as poor manufacturing data suggested that Europe’s largest economy was slipping into recession. UK shares struggled, declining nearly 2.5%, amid continued Brexit uncertainty. Most developed Asian markets fell. Hong Kong shares were hit particularly hard, plunging 12% as demonstrators continued to demand changes from the government even though the city’s chief executive withdrew a controversial extradition bill in early September. Despite disappointing economic data, Japanese shares rose more than 3% in dollar terms.

Emerging equity markets fared worse than developed markets. Currencies in many developing countries weakened versus the U.S. dollar as many emerging markets central banks cut interest rates in response to slowing economic growth.

Returns of several major equity market indexes for the three- and nine-month periods ended September 30, 2019, were as follows:

	Three months ended	Nine months ended
Index	9/30/2019	9/30/2019
S&P 500 Index	1.7%	20.6%
NASDAQ Composite Index(1)	(.1)%	20.6%
Russell 2000 Index	(2.4)%	14.2%
MSCI EAFE (Europe, Australasia, and Far East) Index	(1.0)%	13.4%
MSCI Emerging Markets Index	(4.1)%	6.2%
 (1) Returns exclude dividends

Global bond returns were mixed. Domestic bonds posted positive returns, but a stronger U.S. dollar versus other currencies reduced overseas bond returns in dollar terms. At the end of September, the federal funds target rate was in the 1.75% to 2.00% range following the two rate cuts in the quarter. Treasury yields decreased across all maturities, but longer-term rates generally declined more than shorter-term yields. The 10-year Treasury note yield decreased from 2.00% to 1.68%.

In the investment-grade bond universe, long-term Treasuries were the best performers, but corporate bonds also posted solid returns. Mortgage-backed securities lagged with milder gains, as falling long-term rates led to increased refinancing activity and mortgage prepayments. Municipal bonds produced positive returns but underperformed taxable bonds, as municipal bond yields did not decrease as much as Treasury yields. High yield bonds appreciated but trailed investment-grade issues.

Bonds in developed non-U.S. countries produced modestly negative returns in U.S. dollar terms. Longer-term interest rates in many countries decreased, which lifted bond prices, but major currencies fell versus the dollar, reducing returns in dollar terms. Emerging markets bonds were mixed, with local-currency bonds under-performing amid broad dollar strength. Most developing market currencies fell during the quarter.

Returns for several major bond market indexes for the three- and nine-month periods ended September 30, 2019, were as follows:

	Three months ended	Nine months ended
Index	9/30/2019	9/30/2019
Bloomberg Barclays U.S. Aggregate Bond Index	2.3%	8.5%
JPMorgan Global High Yield Index	1.1%	11.3%
Bloomberg Barclays Municipal Bond Index	1.6%	6.8%
Bloomberg Barclays Global Aggregate Ex-U.S. Dollar Bond Index	(.6)%	4.4%
JPMorgan Emerging Markets Bond Index Plus	(1.7)%	8.9%

ASSETS UNDER MANAGEMENT.

Assets under management ended the third quarter of 2019 at $1,126.3 billion, an increase of $1.3 billion from June 30, 2019 and $164.0 billion from the end of 2018. We had net cash inflows of $2.5 billion in the third quarter of 2019 and $10.4 billion for the first nine months of 2019. The following table details changes in our assets under management, by vehicle and asset class during the three- and nine-month periods ended September 30, 2019:

	Three months ended 9/30/2019				Nine months ended 9/30/2019
(in billions)	U.S. mutual funds	Subadvised and separate accounts	Other investment products	Total	U.S. mutual funds	Subadvised and separate accounts	Other investment products	Total
Assets under management at beginning of period	$648.3	$292.6	$184.1	$1,125.0	$564.5	$250.0	$147.8	$962.3

Net cash flows before client transfers	3.1	(1.0)	.4	2.5	7.2	.4	2.8	10.4
Client transfers	(7.5)	1.3	6.2	—	(19.5)	.8	18.7	—
Net cash flows after client transfers	(4.4)	.3	6.6	2.5	(12.3)	1.2	21.5	10.4
Net market appreciation (depreciation) and income	(1.1)	.1	—	(1.0)	90.5	41.8	21.4	153.7
Net distributions reinvested (not reinvested)	(.2)	—	—	(.2)	(.1)	—	—	(.1)
Change during the period	(5.7)	.4	6.6	1.3	78.1	43.0	42.9	164.0

Assets under management at September 30, 2019	$642.6	$293.0	$190.7	$1,126.3	$642.6	$293.0	$190.7	$1,126.3

	Three months ended 9/30/2019				Nine months ended 9/30/2019
(in billions)	Equity	Fixed income, including money market	Multi-asset(1)	Total	Equity	Fixed income, including money market	Multi-asset(1)	Total
Assets under management at beginning of period	$648.4	$144.1	$332.5	$1,125.0	$539.9	$136.1	$286.3	$962.3

Net cash flows	(.6)	1.3	1.8	2.5	(.2)	3.6	7.0	10.4
Net market appreciation (depreciation) and income(2)	(4.3)	1.2	1.9	(1.2)	103.8	6.9	42.9	153.6
Change during the period	(4.9)	2.5	3.7	1.3	103.6	10.5	49.9	164.0
Assets under management at September 30, 2019	$643.5	$146.6	$336.2	$1,126.3	$643.5	$146.6	$336.2	$1,126.3
(1) The underlying assets under management of the multi-asset portfolios have been aggregated and presented in this category and not reported in the equity and fixed income columns.
(2) Includes distributions reinvested and not reinvested.

Investment advisory clients outside the U.S. account for about 6.5% of our assets under management at September 30, 2019 and 6.2% at December 31, 2018.

Our target date retirement products, which are included in the multi-asset totals shown above, continue to be a significant part of our assets under management. Assets under management in these portfolios were as follows:

	As of
(in billions)	9/30/2019	6/30/2019	12/31/2018
Target date retirement U.S. mutual funds	$157.5	$157.5	$144.8
Target date separately managed retirement accounts	7.7	7.4	5.9
Target date retirement trusts	106.8	103.8	79.7
	$272.0	$268.7	$230.4

Net cash inflows into our target date retirement products were $2.0 billion in the third quarter of 2019 and $6.6 billion in the first nine months of 2019.

INVESTMENT PERFORMANCE.(1)

Strong investment performance and brand awareness is a key driver to attracting and retaining assets—and to our long-term success. The percentage of our U.S. mutual funds(2) (across primary share classes) that outperformed their comparable Morningstar median on a total return basis and that are in the top Morningstar quartile for the one-, three-, five-, and 10-years ended September 30, 2019, were:

	1 year	3 years	5 years	10 years
Outperformed Morningstar median
All funds	73%	68%	75%	81%
Multi-asset funds	86%	74%	85%	84%

Top Morningstar quartile
All funds	43%	45%	52%	57%
Multi-asset funds	47%	56%	62%	79%
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

In addition, 84.7% of our rated U.S. mutual funds' assets under management ended the quarter with an overall rating of four or five stars from Morningstar. The performance of our institutional strategies against their benchmarks remains competitive, especially over longer time periods.

RESULTS OF OPERATIONS.

The following table and discussion sets forth information regarding our consolidated financial results for the three and nine months ended September 30, 2019 and 2018 on a U.S. GAAP basis as well as a non-GAAP basis. The non-GAAP basis adjusts for the impact of our consolidated T. Rowe Price investment products, the impact of market movements on the supplemental savings plan liability and related economic hedges, investment income related to certain other investments, and certain nonrecurring charges and gains. Beginning in the second quarter of 2018, our non-GAAP adjustments no longer include non-operating income related to our cash and discretionary investments not consolidated. We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results.

	Three months ended		Q3 2019 vs. Q3 2018		Nine months ended		YTD 2019 vs. YTD 2018
(in millions, except per-share data)	9/30/2019	9/30/2018	$ change	% change	9/30/2019	9/30/2018	$ change	% change
U.S. GAAP basis
Investment advisory fees	$1,303.4	$1,263.3	$40.1	3.2%	$3,767.8	$3,666.9	$100.9	2.8%
Net revenues	$1,426.7	$1,394.6	$32.1	2.3%	$4,149.2	$4,067.6	$81.6	2.0%
Operating expenses	$767.6	$754.0	$13.6	1.8%	$2,342.5	$2,248.5	$94.0	4.2%
Net operating income	$659.1	$640.6	$18.5	2.9%	$1,806.7	$1,819.1	$(12.4)	(.7)%
Non-operating income(1)	$43.0	$124.9	$(81.9)	n/m	$370.3	$175.1	$195.2	n/m
Net income attributable to T. Rowe Price Group	$545.9	$583.0	$(37.1)	(6.4)%	$1,586.0	$1,485.6	$100.4	6.8%
Diluted earnings per common share	$2.23	$2.30	$(.07)	(3.0)%	$6.47	$5.85	$.62	10.6%
Weighted average common shares outstanding assuming dilution	238.2	247.5	(9.3)	(3.8)%	239.0	$248.2	$(9.2)	(3.7)%

Adjusted non-GAAP basis(2)
Operating expenses	$765.1	$744.5	$20.6	2.8%	$2,286.3	$2,230.8	$55.5	2.5%
Net operating income	$664.2	$651.6	$12.6	1.9%	$1,869.2	$1,841.4	$27.8	1.5%
Non-operating income(1)	$18.8	$17.7	$1.1	n/m	$98.8	$25.7	$73.1	n/m
Net income attributable to T. Rowe Price Group	$521.7	$505.0	$16.7	3.3%	$1,480.4	$1,423.4	$57.0	4.0%
Diluted earnings per common share	$2.13	$1.99	$.14	7.0%	$6.04	$5.60	$.44	7.9%

Assets under management (in billions)
Average assets under management	$1,130.2	$1,072.4	$57.8	5.4%	$1,091.5	$1,045.0	$46.5	4.4%
Ending assets under management	$1,126.3	$1,083.8	$42.5	3.9%	$1,126.3	$1,083.8	$42.5	3.9%
(1) The percentage change in non-operating income is not meaningful (n/m).
(2) See the reconciliation to the comparable U.S. GAAP measures at the end of the Results of Operations section of this Management’s Discussion and Analysis.

Results Overview

Investment advisory revenues. Investment advisory fees are earned based on the value and composition of our assets under management, which change based on fluctuations in financial markets and net cash flows. As our average assets under management increase or decrease in a given period, the level of our investment advisory fee revenue for that same period generally fluctuates in a similar manner. Our annualized effective fee rates can be impacted by market or cash flow related shifts among asset and share classes, price changes in existing products, and asset level changes in products with tiered-fee structures.

Investment advisory revenues earned in the third quarter of 2019 increased over the comparable 2018 quarter as average assets under our management increased $57.8 billion, or 5.4%, to $1,130.2 billion. The average annualized effective fee rate earned during the third quarter of 2019 was 45.8 basis points, compared with 46.7 basis points earned during the third quarter of 2018. The decline in our effective fee rate for the third quarter of 2019 compared to the same period in 2018 was primarily due to a market-driven shift of assets under management from higher fee international equity strategies to lower fee strategies. Client transfers to lower fee vehicles or share classes over the last twelve months and, to a lesser extent, fee reductions we have made since the third quarter of 2018 also drove the effective fee rate lower.

Investment advisory revenues earned in the nine months ended September 30, 2019 increased over the comparable 2018 period as average assets under our management increased $46.5 billion, or 4.4%, to $1,091.5 billion. The average annualized effective fee rate earned on our assets under management during the nine months ended September 30, 2019 was 46.2 basis points, compared with 46.9 basis points earned during the same period of 2018. For the nine months ended September 30, 2019 compared to the same period in 2018, the decline in our effective fee rate is largely due to client transfers within the complex to lower fee vehicles or share classes over the last twelve months and, to a lesser extent, fee reductions we made to certain mutual funds and other products since the third quarter of 2018.

We regularly assess the competitiveness of our investment advisory fees and will continue to make adjustments as deemed appropriate.

Operating expenses. Operating expenses were $767.6 million in the third quarter of 2019 compared with $754.0 million in the 2018 quarter. The increase in operating expenses for the third quarter of 2019 was primarily due to higher salary, annual bonus accrual, and benefits expenses and our continued strategic investments. Partially offsetting these increases was lower market-related compensation expense related to the supplemental savings plan in the third quarter of 2019 compared to the third quarter of 2018.

Operating expenses were $2,342.5 million in the nine months ended September 30, 2019 compared with $2,248.5 million in the 2018 period. The increase in operating expenses was primarily due to higher salary, annual bonus accrual, and benefits expenses; our continued strategic investments; and higher compensation expense related to the supplemental savings plan liability as markets were strong overall in the first nine months of 2019. The higher expense related to the supplemental savings plan in 2019 is partially offset by non-operating gains earned on the investments used to hedge the related liability.

On a non-GAAP basis, our operating expenses in the third quarter of 2019 increased 2.8% to $765.1 million compared to the 2018 quarter. For the nine months ended September 30, 2019, our operating expenses on a non-GAAP basis increased 2.5% to $2,286.3 million compared to the 2018 period. Our non-GAAP operating expenses exclude the impacts of our supplemental savings plan, investment income related to certain other investments, and our consolidated T. Rowe Price investment products. See our non-GAAP reconciliations later in this Management’s Discussion and Analysis section.

Operating margin. Our operating margin in the third quarter of 2019 was 46.2%, compared to 45.9% earned in the 2018 quarter. Our operating margin in the nine months ended September 30, 2019 was 43.5%, compared to 44.7% earned in the 2018 period. While our quarterly operating margin was relatively flat when comparing to the third quarter of 2018, the decrease in our operating margin for the nine months ended September 30, 2019 compared to the 2018 period is primarily driven by the higher compensation expense related to our supplemental savings plan as markets in the first nine months of 2019 outperformed the same period in 2018.

Net revenues

	Three months ended		Q3 2019 vs. Q3 2018		Nine months ended		YTD 2019 vs. YTD 2018
(in millions)	9/30/2019	9/30/2018	$ change	% change	9/30/2019	9/30/2018	$ change	% change
Investment advisory fees
U.S. mutual funds	$881.0	$877.3	$3.7	.4%	$2,557.6	$2,557.1	$.5	—%
Subadvised and separate accounts and other investment products	422.4	386.0	36.4	9.4%	1,210.2	1,109.8	100.4	9.0%
	1,303.4	1,263.3	40.1	3.2%	3,767.8	3,666.9	100.9	2.8%
Administrative, distribution, and servicing fees
Administrative fees	93.2	96.7	(3.5)	(3.6)%	291.0	294.0	(3.0)	(1.0)%
Distribution and servicing fees	30.1	34.6	(4.5)	(13.0)%	90.4	106.7	(16.3)	(15.3)%
	123.3	131.3	(8.0)	(6.1)%	381.4	400.7	(19.3)	(4.8)%
Net revenues	$1,426.7	$1,394.6	$32.1	2.3%	$4,149.2	$4,067.6	$81.6	2.0%

Investment advisory fees.

U.S. mutual funds
Investment advisory revenues earned in the third quarter of 2019 from our U.S. mutual funds were $881.0 million, an increase of 0.4% from the comparable 2018 quarter. Average assets under management in these funds for the third quarter of 2019 increased 1.4% from the 2018 quarter to $650.5 billion.

Investment advisory revenues earned in the nine months ended September 30, 2019 from the firm's U.S. mutual funds were $2,557.6 million, virtually flat in comparison with the 2018 period. Average assets under management in these funds for the nine months ended September 30, 2019 increased .6% from the 2018 period to $633.2 billion.

Subadvised and separate accounts and other investment products
Investment advisory revenues earned in the third quarter of 2019 from subadvised and separate accounts and other investment products were $422.4 million, an increase of 9.4% from the comparable 2018 quarter. Average assets under management for these products increased 11.3% from the 2018 quarter to $479.7 billion.

Investment advisory revenues earned in the nine months ended September 30, 2019 from subadvised and separate accounts as well as other investment products were $1,210.2 million, an increase of 9.0% from the 2018 period. Average assets under management for these products increased 10.3% from the 2018 period to $458.3 billion.

Administrative, distribution, and servicing fees. Administrative, distribution, and servicing fees in the third quarter of 2019 were $123.3 million, a decrease of $8.0 million, or 6.1%, from the comparable 2018 quarter. For the nine months ended September 30, 2019, these fees were $381.4 million, a decrease of $19.3 million, or 4.8%, from the 2018 period. In this line, we recognize fees earned from providing administrative and distribution services to our investment advisory clients, primarily our U.S. mutual funds and their investors. The decline in distribution and servicing fees for both periods was primarily attributable to lower 12b-1 revenue earned on certain share classes, including the Advisor and R classes, of the U.S. mutual funds as client transfers to lower fee vehicles and share classes has reduced assets under management in these share classes. The decline in 12b-1 revenue is offset entirely by a reduction in the costs paid to third-party intermediaries that source these assets and reported in distribution and servicing expense. The decrease in administrative fees for both periods is primarily due to lower transfer agent servicing activities driven by client transfers from the mutual funds to trusts.

Our third quarter net revenues reflect the elimination of $2.6 million in 2019 and $1.5 million in 2018, of revenue earned from our consolidated T. Rowe Price investment products. For the nine months ended September 30, 2019 and 2018 we eliminated $6.3 million in 2019 and $4.6 million in 2018 of net revenue. The corresponding expenses recognized by these products, and consolidated in our financial statements, were eliminated from operating expenses.

Operating expenses

	Three months ended		Q3 2019 vs. Q3 2018		Nine months ended		YTD 2019 vs. YTD 2018
(in millions)	9/30/2019	9/30/2018	$ change	% change	9/30/2019	9/30/2018	$ change	% change
Compensation and related costs	$466.3	$454.3	$12.0	2.6%	$1,441.0	$1,351.7	$89.3	6.6%
Distribution and servicing	64.5	71.4	(6.9)	(9.7)%	195.3	213.3	(18.0)	(8.4)%
Advertising and promotion	17.1	20.2	(3.1)	(15.3)%	58.5	63.8	(5.3)	(8.3)%
Product-related costs	38.0	37.9	.1	.3%	115.6	117.1	(1.5)	(1.3)%
Technology, occupancy, and facility costs	106.5	96.5	10.0	10.4%	309.5	283.8	25.7	9.1%
General, administrative, and other	75.2	73.7	1.5	2.0%	222.6	218.8	3.8	1.7%
Total operating expenses	$767.6	$754.0	$13.6	1.8%	$2,342.5	$2,248.5	$94.0	4.2%

Compensation and related costs. Compensation and related costs were $466.3 million in the third quarter of 2019, an increase of $12.0 million, or 2.6%, compared to the 2018 quarter. The increase was primarily due to higher salaries, benefits and related employee costs of $13.8 million, primarily as a result of a 3.3% increase in our average staff size and modest increases in base salaries at the beginning of 2019 and an increase in non-cash stock-based compensation expense of $.9 million. Our interim accrual for annual variable compensation, primarily bonus compensation, also increased $5.9 million from the 2018 quarter. We recognize the interim bonus accrual ratably over the year using the ratio of recognized quarterly net revenues to forecasted annual net revenues. These increases in compensation and related costs were offset in part by $6.0 million in lower market-related expense related to our supplemental savings plan and $2.4 million of higher labor capitalization related to internally developed software compared to the 2018 quarter.

Compensation and related costs were $1,441.0 million in the nine months ended September 30, 2019, an increase of $89.3 million, or 6.6%, compared to the 2018 period. The increase in compensation and related costs was primarily due to an increase in salaries, benefits and related employee costs, which have increased $46.6 million from the 2018 period and $38.8 million in higher market-related expense related to our supplemental savings plan. An increase of 3.0% in our average staff size and modest increases in base salaries at the beginning of 2019 have contributed to higher associate-related costs. Our interim accrual for annual variable compensation, primarily bonus compensation, also increased $22.9 million in 2019 from the 2018 period. These increases in compensation and related costs were offset in part by the absence in 2019 of the one-time bonus paid to certain associates in the second quarter of 2018 and $8.3 million in higher labor capitalization related to internally developed software in 2019 period.

Distribution and servicing. Distribution and servicing includes those costs incurred to distribute T. Rowe Price products as well as client and shareholder servicing, recordkeeping, and administrative services. These costs were $64.5 million for the third quarter of 2019, a decrease of 9.7% from the $71.4 million recognized in the 2018 quarter. For the nine months ended September 30, 2019, these costs were $195.3 million, a decrease of 8.4% over the $213.3 million recognized in the comparable 2018 period. The decrease for both periods is primarily driven by client transfers to lower fee vehicles or share classes over the last twelve months, which resulted in lower assets under management in those mutual funds on which we pay distribution and servicing costs. These costs include those distribution and servicing costs paid to third-party intermediaries that source the assets of certain share classes of our U.S. mutual funds and is offset entirely by the 12b-1 revenue we earn and report in administrative, distribution, and servicing fees. Also contributing to the decrease were lower transfer agent service activities.

Advertising and promotion. Advertising and promotion costs were $17.1 million in the third quarter of 2019, a decrease of $3.1 million, or 15.3%, compared to the $20.2 million recognized in the 2018 quarter. For the nine months ended September 30, 2019, these costs were $58.5 million, a decrease of $5.3 million, or 8.3%, compared to the 2018 period. The decrease for both periods is due primarily to the absence in 2019 of the creation and launch of a media advertising campaign in 2018 and a lower level of activity in 2019 as compared to 2018.

Technology, occupancy, and facility costs. Technology, occupancy, and facility costs consists of depreciation expense, technology equipment and maintenance, software, and costs related to our facilities. These costs were $106.5 million in the third quarter of 2019, an increase of $10.0 million, or 10.4%, compared to the $96.5 million recognized in the 2018 quarter. For the nine months ended September 30, 2019, these costs were $309.5 million, an increase of $25.7 million, or 9.1%, compared to the 2018 period. The increase for both periods is due primarily to incremental investment in our technology capabilities, including related depreciation, hosted solution licenses, and maintenance programs, as well as increased office facility costs.

General, administrative, and other. General, administrative, and other expenses were $75.2 million in the third quarter of 2019, an increase of $1.5 million, or 1.4%, compared to the $73.7 million recognized in the 2018 quarter. For the nine months ended September 30, 2019, these costs were $222.6 million, an increase of $3.8 million, or 1.7%, compared to the 2018 period. The increase for nine months ended September 30, 2019 compared with the 2018 period is primarily due to an increase in third-party investment research costs that were partially offset by lower professional fees.

Non-operating income

Non-operating income in the third quarter of 2019 was $43.0 million, a decrease of $81.9 million from the 2018 quarter. For the nine months ended September 30, 2019, non-operating income increased $195.2 million from the 2018 period to $370.3 million. The following table details the components of non-operating income during both the third quarter and nine months ended September 30, 2019 and 2018.

	Three months ended		Nine months ended
(in millions)	9/30/2019	9/30/2018	9/30/2019	9/30/2018
Net gains (losses) from non-consolidated T. Rowe Price investment products
Cash and discretionary investments
Dividend income	$18.1	$13.8	$52.2	$31.0
Market related gains (losses) and equity in earnings	.7	3.9	46.6	(1.0)
Seed capital investments
Dividend income	.2	.6	1.0	2.7
Market related gains (losses) and equity in earnings	2.6	3.2	30.9	(5.5)
Net gain (loss) recognized upon deconsolidation	(.1)	—	.1	3.6
Investments used to hedge the supplemental savings plan liability	1.7	6.3	44.8	14.2
Total net gains from non-consolidated T. Rowe Price investment products	23.2	27.8	175.6	45.0
Other investment income	8.9	88.3	18.4	102.9
Net gains on investments	32.1	116.1	194.0	147.9
Net gains on consolidated sponsored investment portfolios	11.6	8.7	176.3	28.6
Other income (loss), including foreign currency gains and losses	(.7)	.1	—	(1.4)
Non-operating income	$43.0	$124.9	$370.3	$175.1

During the third quarter of 2018, non-operating income included a realized gain from the sale of our 10% holding in Daiwa SB Investments Ltd. that did not recur in 2019. Non-operating income for the third quarter of 2019 included lower unrealized gains on our investment portfolio due to a more volatile market as compared to the third quarter of 2018. These lower unrealized gains, however, were more than offset by higher gains on our consolidated investment products in the third quarter of 2019 as compared to the third quarter of 2018.

During the nine months ended September 30, 2019, non-operating income included the impact of sharp market increases earlier in the year, which resulted in significant unrealized gains on our investment portfolio included in our consolidated products compared with modest investment gains recognized during 2018. Partially offsetting the market increases was the absence in 2019 of the realized gain from the sale of our 10% holding in Daiwa SB Investments Ltd. that was recognized in the third quarter of 2018.

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

	Three months ended		Nine months ended
(in millions)	9/30/2019	9/30/2018	9/30/2019	9/30/2018
Operating expenses reflected in net operating income	$(3.7)	$(3.6)	$(10.6)	$(9.2)
Net investment income reflected in non-operating income	11.6	8.7	176.3	28.6
Impact on income before taxes	$7.9	$5.1	$165.7	$19.4

Net income attributable to our interest in the consolidated T. Rowe Price investment products	$8.7	$6.5	$96.7	$8.3
Net income attributable to redeemable non-controlling interests (unrelated third-party investors)	(.8)	(1.4)	69.0	11.1
	$7.9	$5.1	$165.7	$19.4

Provision for income taxes

Our effective tax rate for the third quarter of 2019 was 22.4%, compared with 24.0% in the 2018 quarter. Our effective tax rate for the nine months ended September 30, 2019 was 24.0%, compared with 24.9% in the 2018 period. The income tax provision for the 2018 year-to-date period includes nonrecurring charges totaling $28.7 million related to the enactment of U.S. tax reform and new Maryland state tax legislation. The following table reconciles the statutory federal income tax rate to our effective tax rate for both the three- and nine-months ended September 30, 2019 and 2018:

	Three months ended		Nine months ended
	9/30/2019	9/30/2018	9/30/2019	9/30/2018
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%	21.0%
Impact of nonrecurring charge related to U.S. tax reform recognized in the second quarter	—	—	—	1.0
Impact of nonrecurring charge related to new Maryland state tax legislation recognized in the second quarter	—	—	—	.4
State income taxes for current year, net of federal income tax benefits(1)	4.4	4.8	4.4	4.6
Net income attributable to redeemable non-controlling interests	(.8)	(.1)	(.8)	(.2)
Net excess tax benefits from stock-based compensation plans activity	(1.2)	(.8)	(.9)	(1.8)
Other items	(1.0)	(.9)	.3	(.1)
Effective income tax rate	22.4%	24.0%	24.0%	24.9%
(1) State income tax benefits are reflected in the total benefits for net income attributable to redeemable non-controlling interests and stock-based compensation plans activity.

We currently estimate our effective tax rate for the full-year 2019 will be in the range of 23% to 25%. Our effective tax rate will continue to experience volatility in future periods as the tax benefits recognized from stock-based compensation are impacted by market fluctuations in our stock price and timing of option exercises. The rate will also be impacted by net investment income recognized on our consolidated investment products that are driven by market fluctuations and changes in the proportion of their net income that is attributable to non-controlling interests.

Our non-GAAP effective tax rate for the third quarter of 2019 and 2018 was 23.6% and 24.5%, respectively. Our non-GAAP effective tax rate for the nine months ended September 30, 2019 and 2018 was 24.8% and 23.8%, respectively. We currently estimate our non-GAAP effective tax rate for the full-year 2019 will be in the range of 23.5% to 25.5%.

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

The following schedules reconcile certain U.S. GAAP financial measures for the three months ended
September 30, 2019 and 2018.

	Three months ended 9/30/2019
	Operating expenses	Net operating income	Non-operating income	Provision (benefit) for income taxes(6)	Net income attributable to T. Rowe Price Group	Diluted earnings per share(7)
U.S. GAAP Basis	$767.6	$659.1	$43.0	$157.0	$545.9	$2.23
Non-GAAP adjustments:
Consolidated T. Rowe Price investment products(1)	(1.1)	3.7	(11.6)	4.6	(13.3)	(.05)
Supplemental savings plan liability(2)	(1.4)	1.4	(1.7)	(.6)	.3	—
Other non-operating income(3)	—	—	(10.9)	.3	(11.2)	(.05)
Adjusted Non-GAAP Basis	$765.1	$664.2	$18.8	$161.3	$521.7	$2.13

	Three months ended 9/30/2018
	Operating expenses	Net operating income	Non-operating income	Provision (benefit) for income taxes(6)	Net income attributable to T. Rowe Price Group	Diluted earnings per share(7)
U.S. GAAP Basis	$754.0	$640.6	$124.9	$183.9	$583.0	$2.30
Non-GAAP adjustments:
Consolidated T. Rowe Price investment products(1)	(2.1)	3.6	(8.7)	(1.2)	(5.3)	(.02)
Supplemental savings plan liability(2)	(7.4)	7.4	(6.3)	.4	.7	—
Other non-operating income(3)	—	—	(92.2)	(18.8)	(73.4)	(.29)
Adjusted Non-GAAP Basis	$744.5	$651.6	$17.7	$164.3	$505.0	$1.99

The following schedules reconcile certain U.S. GAAP financial measures for the nine months ended
September 30, 2019 and 2018.

	Nine months ended 9/30/2019
	Operating expenses	Net operating income	Non-operating income	Provision (benefit) for income taxes(6)	Net income attributable to T. Rowe Price Group	Diluted earnings per share(7)
U.S. GAAP Basis	$2,342.5	$1,806.7	$370.3	$522.0	$1,586.0	$6.47
Non-GAAP adjustments:
Consolidated T. Rowe Price investment products(1)	(4.3)	10.6	(176.3)	(23.7)	(73.0)	(.30)
Supplemental savings plan liability(2)	(51.9)	51.9	(44.8)	1.7	5.4	.03
Other non-operating income(3)	—	—	(50.4)	(12.4)	(38.0)	(.16)
Adjusted Non-GAAP Basis	$2,286.3	$1,869.2	$98.8	$487.6	$1,480.4	$6.04

	Nine months ended 9/30/2018
	Operating expenses	Net operating income	Non-operating income	Provision (benefit) for income taxes(6)	Net income attributable to T. Rowe Price Group	Diluted earnings per share(7)
U.S. GAAP Basis	$2,248.5	$1,819.1	$175.1	$497.5	$1,485.6	$5.85
Non-GAAP adjustments:
Consolidated T. Rowe Price investment products(1)	(4.6)	9.2	(28.6)	(1.8)	(6.5)	(.03)
Supplemental savings plan liability(2)	(13.1)	13.1	(14.2)	(.2)	(.9)	—
Other non-operating income(3)	—	—	(106.6)	(23.1)	(83.5)	(.33)
Nonrecurring charge related to enactment of U.S. tax reform(4)	—	—	—	(20.8)	20.8	.08
Nonrecurring charge related to enactment of Maryland state tax legislation(5)	—	—	—	(7.9)	7.9	.03
Adjusted Non-GAAP Basis	$2,230.8	$1,841.4	$25.7	$443.7	$1,423.4	$5.60

(1)
These non-GAAP adjustments remove the impact the consolidated T. Rowe Price investment products have on our U.S. GAAP consolidated statements of income. Specifically, we add back the operating expenses and subtract the investment income of the consolidated T. Rowe Price investment products. The adjustment to our operating expenses represents the operating expenses of the consolidated products, net of the elimination of related management and administrative fees. The adjustment to net income attributable to T. Rowe Price Group represents the net income of the consolidated products, net of redeemable non-controlling interest. We remove the impact of the consolidated T. Rowe Price investment products as we believe they impact the reader’s ability to understand our core operating results.

(2)
These non-GAAP adjustments remove the compensation expense from market valuation changes in the supplemental savings plan liability and the related net gains (losses) on investments designated as an economic hedge against the related liability. Amounts deferred under the supplemental savings plan are adjusted for appreciation (depreciation) of hypothetical investments chosen by participants. We use T. Rowe Price investment products to economically hedge the exposure to these market movements. We believe it is useful to offset the non-operating investment income (loss) realized on the hedges against the related compensation expense and remove the net impact to help the reader's ability to understand our core operating results and to increase comparability period to period.

(3)
This non-GAAP adjustment represents the other non-operating income (loss) and the net gains (losses) earned on our non-consolidated investment portfolio that are not designated as economic hedges of the supplemental savings plan liability, and, beginning in the second quarter of 2018, non-consolidated seed investments and other investments that are not part of the cash and discretionary investment portfolio. We decided to retain the investment gains recognized on our non-consolidated cash and discretionary investments as these assets and related income (loss) are considered part of our core operations. The impact on previously reported non-GAAP measures is immaterial. We believe adjusting for these non-operating income (loss) items helps the reader’s ability to understand our core operating results and increases comparability to prior years. Additionally, we do not emphasize the impact of the portion of non-operating income (loss) removed when managing and evaluating our core performance.

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

(6)
The income tax impacts were calculated in order to achieve an overall non-GAAP effective tax rate of 24.8% for the first nine months of 2019 and 23.8% for the 2018 period. As such, the non-GAAP effective tax rate for the third quarter was 23.6% in 2019 and 24.5% in 2018. We estimate that our effective tax rate for the full-year 2019 on a non-GAAP basis will be in the range of 23.5% to 25.5%.

(7)
This non-GAAP measure was calculated by applying the two-class method to adjusted net income attributable to T. Rowe Price Group divided by the weighted-average common shares outstanding assuming dilution.

CAPITAL RESOURCES AND LIQUIDITY.

Sources of Liquidity
We remain debt-free with ample liquidity, including cash and investments in T. Rowe Price products, as follows:

(in millions)	9/30/2019	12/31/2018
Cash and cash equivalents	$2,213.2	$1,425.2
Discretionary investments	1,695.1	1,597.1
Total cash and discretionary investments	3,908.3	3,022.3
Redeemable seed capital investments	1,257.7	1,118.9
Investments used to hedge the supplemental savings plan liability	443.0	381.3
Total cash and investments in T. Rowe Price products	$5,609.0	$4,522.5

Cash and discretionary investments in T. Rowe Price products held by our subsidiaries outside the U.S. were $535.7 million at September 30, 2019 and $425.3 million at December 31, 2018.

The cash and investment presentation on the unaudited condensed consolidated balance sheet is based on the accounting treatment for the cash equivalent or investment item. The following table details how T. Rowe Price Group’s interests in cash and investments relate to where they are presented on the unaudited condensed consolidated balance sheet as of September 30, 2019.

(in millions)	Cash and cash equivalents	Investments	Net assets of consolidated T. Rowe Price investment products(1)	9/30/2019
Cash and discretionary investments	$2,213.2	$1,626.2	$68.9	$3,908.3
Seed capital investments	—	262.5	995.2	1,257.7
Investments used to hedge the supplemental savings plan liability	—	443.0	—	443.0
Total cash and investments in T. Rowe Price products attributable to T. Rowe Price Group	2,213.2	2,331.7	1,064.1	5,609.0
Investment in UTI and other investments	—	274.2	—	274.2
Total cash and investments attributable to T. Rowe Price Group	2,213.2	2,605.9	1,064.1	5,883.2
Redeemable non-controlling interests	—	—	1,102.9	1,102.9
As reported on unaudited condensed consolidated balance sheet at September 30, 2019	$2,213.2	$2,605.9	$2,167.0	$6,986.1

(1)
The T. Rowe Price investment products that we consolidate are generally those products we provided seed capital at the time of their formation and have a controlling interest. These products generally represent U.S. mutual funds as well as those regulated outside the U.S. The net assets of the T. Rowe Price investment products at September 30, 2019 consist of the assets of these products that we consolidate on our unaudited condensed consolidated balance sheets of $2,247.4 million, less the liabilities of these products of $80.4 million.

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

Uses of Liquidity

We increased our quarterly recurring dividend per common share in February 2019 by 8.6% to $.76 per common share from $.70 per common share. Additionally, we expended $566.7 million in the first nine months of 2019 to repurchase 5.7 million shares, or 2.4%, of our outstanding common stock at an average price of $99.57 per share. These dividends and repurchases were expended using existing cash balances and cash generated from operations. We will generally repurchase our common stock over time to offset the dilution created by our equity-based compensation plans.

Since the end of 2016, we have returned $3.9 billion to stockholders through stock repurchases and our regular quarterly dividends, as follows:

(in millions)	Recurring dividend	Stock repurchases	Total cash returned to stockholders
2017	$562.6	$458.1	$1,020.7
2018	694.7	1,099.6	1,794.3
Nine months ended 9/30/2019	549.9	566.7	1,116.6
Total	$1,807.2	$2,124.4	$3,931.6

We anticipate property and equipment expenditures for the full-year 2019 to be about $200 million, of which about two-thirds is planned for technology initiatives. We expect to fund our anticipated capital expenditures with operating cash flows and other available resources.

Cash Flows

The following table summarizes the cash flows for the nine months ended September 30, 2019 and 2018, that are attributable to T. Rowe Price Group, our consolidated T. Rowe Price investment products, and the related eliminations required in preparing the statement.

	Nine months ended
	9/30/2019				9/30/2018
(in millions)	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated T. Rowe Price investment products	Elims	As reported	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated T. Rowe Price investment products	Elims	As reported
Cash flows from operating activities
Net income	$1,586.0	$165.7	$(96.7)	$1,655.0	$1,485.6	$19.4	$(8.3)	$1,496.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization of property and equipment	131.7	—	—	131.7	114.9	—	—	114.9
Stock-based compensation expense	136.1	—	—	136.1	135.3	—	—	135.3
Net gains recognized on investments	(234.0)	—	96.7	(137.3)	(114.5)	—	8.3	(106.2)
Net investments in T. Rowe Price investment products used to economically hedge supplemental savings plan liability	(20.5)	—	—	(20.5)	(14.4)	—	—	(14.4)
Net change in trading securities held by consolidated T. Rowe Price investment products	—	(688.1)	—	(688.1)	—	(578.3)	—	(578.3)
Other changes in assets and liabilities	428.8	(1.1)	(3.9)	423.8	454.0	(11.5)	(4.1)	438.4
Net cash provided by (used in) operating activities	2,028.1	(523.5)	(3.9)	1,500.7	2,060.9	(570.4)	(4.1)	1,486.4
Net cash provided by (used in) investing activities	(230.0)	(8.3)	161.6	(76.7)	(923.7)	(22.5)	115.8	(830.4)
Net cash provided by (used in) financing activities	(1,010.1)	544.8	(157.7)	(623.0)	(949.3)	597.9	(111.7)	(463.1)
Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	—	(2.2)	—	(2.2)	—	(2.4)	—	(2.4)
Net change in cash and cash equivalents during period	788.0	10.8	—	798.8	187.9	2.6	—	190.5
Cash and cash equivalents at beginning of year	1,425.2	70.1	—	1,495.3	1,902.7	103.1	—	2,005.8
Cash and cash equivalents at end of period	$2,213.2	$80.9	$—	$2,294.1	$2,090.6	$105.7	$—	$2,196.3

Operating Activities
Operating activities attributable to T. Rowe Price Group during the first nine months of 2019 provided cash flows of $2,028.1 million, a decrease of $32.8 million from the 2018 period. Higher adjustments made to 2019 net income to arrive at cash flows from operating activities more than offset the $100.4 million increase in 2019 net income. The most significant adjustment related to a $119.5 million change in net investment gains, which was driven by stronger equity markets in 2019 compared with the 2018 period. The majority of the remaining adjustments related to timing differences on the cash settlement of our assets and liabilities, which decreased cash flows by $25.2 million. Our interim operating cash flows do not include the cash impact of variable compensation that is accrued throughout the year before being substantially paid out in December. The remaining change in reported cash flows from operating activities was attributable to the net change in trading securities held in our consolidated investment products’ underlying portfolios.

Investing Activities
Net cash used in investing activities that are attributable to T. Rowe Price Group totaled $230.0 million in the first nine months of 2019 compared with $923.7 million in the 2018 period. During the first nine months of 2018, we rebalanced our cash and discretionary investments portfolio resulting in the reallocation of cash and cash equivalents of $945.0 million to certain T. Rowe Price fixed income funds. Such rebalancing did not recur in 2019. During 2019, we increased our property and equipment expenditures by $27.4 million and the level of seed capital provided by $45.8 million. Since we consolidate the seed capital in T. Rowe Price investment products, our seed capital was eliminated in preparing our unaudited condensed consolidated statement of cash flows. The remaining $178.1 million change in cash used in investing activities attributable to T. Rowe Price Group primarily stems from a decrease in net proceeds received in 2019 as compared to 2018 related to the purchases and sales of other T. Rowe Price products. The net cash removed from our balance sheet from consolidating and deconsolidating investment products during the first nine months of 2019 compared with the 2018 period accounts for the remaining $14.2 million change in reported cash flows from investing activities.

Financing Activities
Net cash used in financing activities attributable to T. Rowe Price Group were $1,010.1 million in the first nine months of 2019 compared with $949.3 million in the 2018 period. During 2019, there was a $33.0 million increase in cash paid for common stock repurchases, and a $28.1 million increase in dividends paid in 2019 as a result of an 8.6% increase in our quarterly dividend per share. The remaining change in reported cash flows from financing activities is primarily attributable to a $99.1 million decrease in net subscriptions received from redeemable non-controlling interest holders of our consolidated investment products during the first nine months of 2019 compared to the 2018 period.

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

Our future revenues and results of operations will fluctuate primarily due to changes in the total value and composition of assets under our management. Such changes result from many factors, including, among other things: cash inflows and outflows in the U.S. mutual funds and other investment products, fluctuations in global financial markets that result in appreciation or depreciation of the assets under our management, our introduction of new mutual funds and investment products, and changes in retirement savings trends relative to participant-directed investments and defined contribution plans. The ability to attract and retain investors’ assets under our management is dependent on investor sentiment and confidence; the relative investment performance of the U.S. mutual funds and other managed investment products as compared with competing offerings and market indexes; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; and our level of success in implementing our strategy to expand our business. Our revenues are substantially dependent on fees earned under contracts with the U.S. mutual funds and could be adversely affected if the independent directors of one or more of the U.S. mutual funds terminated or significantly altered the terms of the investment management or related administrative services agreements. Non-operating investment income will also fluctuate primarily due to the size of our investments, changes in their market valuations, and any other-than-temporary impairments that may arise or, in the case of our equity method investments, our proportionate share of the investees' net income.

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

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of September 30, 2019, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the third quarter of 2019, and has concluded that there was no change during the third quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On February 14, 2017, T. Rowe Price Group, Inc., T. Rowe Price Associates, Inc., T. Rowe Price Trust Company, current and former members of the management committee, and trustees of the T. Rowe Price U.S. Retirement Program were named as defendants in a lawsuit filed in the United States District Court for the District of Maryland. The lawsuit alleges breaches of ERISA’s fiduciary duty and prohibited transaction provisions on behalf of a class of all participants and beneficiaries of the T. Rowe Price 401(k) Plan from February 14, 2011, to the time of judgment. The matter has been certified as a class action. T. Rowe Price believes the claims are without merit and is vigorously defending the action. This matter is in the discovery phase of litigation and we cannot predict the eventual outcome, or whether it will have a material negative impact on our financial results, or estimate the possible loss or range of loss that may arise from any negative outcome.

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

Item 1A. Risk Factors.

There have been no material changes in the information provided in Item 1A of our Form 10-K Annual Report for 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchase activity during the third quarter of 2019 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July	120,939	$114.11	73,427	20,195,409
August	1,569,190	$106.96	1,519,469	18,675,940
September	157,665	$116.17	20,300	18,655,640
Total	1,847,794	$108.21	1,613,196

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorization, outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options, and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the third quarter of 2019, 234,281 were related to shares surrendered in connection with employee stock option exercises and 317 were related to shares withheld to cover tax withholdings associated with the vesting of restricted stock awards.

The following table details the changes in and status of the Board of Directors’ outstanding publicly announced board authorizations.

Authorization dates	6/30/2019	Total Number of Shares Purchased	Maximum Number of Shares that May Yet Be Purchased at 9/30/2019
December 2016	268,836	(268,836)	—
April 2018	10,000,000	(1,344,360)	8,655,640
February 2019	10,000,000	—	10,000,000
	20,268,836	(1,613,196)	18,655,640

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On October 24, 2019, we issued an earnings release reporting our results of operations for the third quarter of 2019 and the first nine months of 2019. A copy of that earnings release is furnished herewith as Exhibit 99.1 This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

Item 6. Exhibits.

The following exhibits required by Item 601 of Regulation S-K are furnished herewith.

3(i)	Charter of T. Rowe Price Group, Inc., as reflected by Articles of Restatement dated June 20, 2018. (Incorporated by reference from Form 10-Q Quarterly Report filed on July 25, 2018.)

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of February 12, 2019. (Incorporated by reference from Form 8-K Current Report filed on February 13, 2019.)

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99.1	Earnings release issued October 24, 2019, reporting our results of operations for the third quarter of 2019.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 24, 2019.
T. Rowe Price Group, Inc.

By:    /s/ Céline S. Dufétel
Vice President, Chief Financial Officer and Treasurer