Form 10-K
period 2019-12-31
PRICE T ROWE GROUP INC
filed 2020-02-13
CIK 1113169

Table of ContentsC^<l3Q6*4v9%C:Mg

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
  ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
Commission file number 000-32191
T. ROWE PRICE GROUP, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-2264646
State of incorporation	IRS Employer Identification No.
100 East Pratt Street, Baltimore, Maryland 21202
Address, including zip code, of principal executive offices
(410) 345-2000
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Common stock, $.20 par value per share	TROW	The NASDAQ Stock Market LLC
(Title of class)	(Ticker symbol)	(Name of exchange on which registered)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (do not check if smaller reporting company)	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the common equity (all voting) held by non-affiliates (excludes executive officers and directors) computed using $109.71 per share (the NASDAQ Official Closing Price on June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter) was $25.6 billion.
The number of shares outstanding of the registrant's common stock as of the latest practicable date, February 11, 2020, is 236,041,040.
DOCUMENTS INCORPORATED BY REFERENCE: In Part III, the Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.
Exhibit index begins on page 83.

Table of ContentsC^<l3Q6*4v9%C:Mg

20

Table of ContentsC^<l3Q6*4v9%C:Mg

PART I

Item 1.	Business.

T. Rowe Price Group, Inc. is a financial services holding company that provides global investment management services through its subsidiaries to investors worldwide. We provide an array of U.S. mutual funds, subadvised funds, separately managed accounts, and other T. Rowe Price products. The other T. Rowe Price products include: collective investment trusts, open-ended investment products offered to investors outside the U.S., and products offered through variable annuity life insurance plans in the U.S. We also provide certain investment advisory clients with related administrative services, including distribution, mutual fund transfer agent, accounting, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; brokerage; and trust services. We are focused on delivering global investment management excellence to help clients around the world achieve their long-term investment goals.

The late Thomas Rowe Price, Jr., founded our firm in 1937, and the common stock of T. Rowe Price Associates, Inc. was first offered to the public in 1986. The T. Rowe Price Group, Inc. corporate holding company structure was established in 2000.

Our core capabilities have enabled us to deliver excellent operating results since our initial public offering. We maintain a strong corporate culture that is focused on delivering strong long-term investment performance and world-class service to our clients. We distribute our broad array of active investment strategies through a diverse set of distribution channels and vehicles to meet the needs of our clients globally. Our ongoing financial strength and discipline has allowed us to take advantage of attractive growth opportunities and invest in key capabilities. Our investments have been focused on increasing our investment professional headcount globally, expanding our product offerings, expanding our global distribution footprint to strengthen our regional relationships and brand, and investing in new technology and the core infrastructure of the firm.

The industry in which we operate has been evolving quickly and a number of headwinds have arisen over the last few years, including passive investments taking market share from traditional active strategies; continued downward fee pressure; demand for new investment vehicles to meet client needs; and an ever-changing regulatory landscape.

Despite the headwinds, we believe there are significant opportunities that align to our core capabilities. As such, we have been responding with several multi-year initiatives that are designed to strengthen our long-term competitive position and to:

•	Maintain our position as a premier active asset manager, delivering durable value to clients.

•	Build T. Rowe Price into a more globally diversified asset manager.

•	Extend and leverage our retirement expertise globally while becoming an ever more integrated investment solutions provider.

•	Embed best practices for sustainability and environmental, social and corporate governance throughout the company.

•	Maintain strong processes and controls, which is increasingly important with growing business complexity and regulation.

•	Remain a destination of choice for top talent, with a culture of empowerment, accountability and collaboration.

•	Deliver attractive financial results and balance sheet strength for our stockholders over the long term.

Financial Overview / Assets Under Management

We derive the vast majority of our consolidated net revenues and net income from investment advisory services provided by our subsidiaries, primarily T. Rowe Price Associates and T. Rowe Price International Ltd. Our revenues depend largely on the total value and composition of our assets under management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations.

20

Table of ContentsC^<l3Q6*4v9%C:Mg

At December 31, 2019, we had $1,206.8 billion in assets under management, including $682.7 billion in U.S. mutual funds and $524.1 billion in subadvised funds, separately managed accounts, and other T. Rowe Price products. During 2019, market appreciation and income, net of distributions not reinvested, of $231.3 billion combined with net cash inflows of $13.2 billion increased assets under management by $244.5 billion from the end of 2018. In 2019, our net cash inflows included $9.8 billion into our target date retirement products, which provide shareholders with a single, diversified portfolio that invests in underlying U.S. mutual funds or collective investment trusts. The assets under management in our target date retirement products totaled $292.4 billion at December 31, 2019, or 24.2% of our managed assets at December 31, 2019, compared with 23.9% at the end of 2018.

The following tables show our assets under management by distribution channel, vehicle, account type, and asset class:

(in billions)	2019	2018
Assets under management by vehicle
U.S. mutual funds	$682.7	$564.5
Subadvised and separate accounts and other investment products:
Subadvised and separately managed accounts	313.8	250.0
T. Rowe Price collective investment trusts	158.7	106.0
T. Rowe Price stable value and variable annuity products	21.4	20.0
T. Rowe Price SICAVs and other funds regulated outside the U.S.	30.2	21.8
Total subadvised and separate accounts and other investment products	524.1	397.8
Total assets under management	$1,206.8	$962.3

Assets under management by asset class
Equity	$698.9	$539.9
Fixed income, including money market	147.9	136.1
Multi-Asset(1)	360.0	286.3
Total assets under management	$1,206.8	$962.3

Assets under management by distribution channel
Global financial intermediaries(2)	$623.0	$484.0
Global institutions(2)(3)	265.4	211.4
Individual U.S. investors on a direct basis	190.7	159.3
U.S. retirement plan sponsors - full service recordkeeping	127.7	107.6
Total assets under management	$1,206.8	$962.3

Assets under management by account type
Defined contribution retirement assets:
Defined contribution - investment only	$510.6	$401.8
Defined contribution - full-service recordkeeping	121.0	101.8
Total defined contribution retirement assets	631.6	503.6
Deferred annuity and direct retail retirement assets	186.0	149.9
Total defined contribution, deferred annuity, and direct retail retirement assets	817.6	653.5
Other	389.2	308.8
Total assets under management	$1,206.8	$962.3
(1) The underlying assets under management of the multi-asset portfolios have been aggregated and presented in this category and not reported in the equity and fixed income rows.
(2) Includes Americas, Europe Middle East and Africa ("EMEA"), and Asia Pacific ("APAC") financial intermediaries and institutions.
(3) Includes T. Rowe Price investments in proprietary products, assets of the T. Rowe Price employee benefit plans, Private Asset Management accounts, and other.

Additional information concerning our assets under management, results of operations, and financial condition during the past three years is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, as well as our consolidated financial statements, which are included in Item 8 of this Form 10-K.

20

Table of ContentsC^<l3Q6*4v9%C:Mg

INVESTMENT MANAGEMENT SERVICES.

Distribution Channels and Products

We distribute our products across three broad geographical regions: Americas, Europe Middle East and Africa ("EMEA"), and Asia Pacific ("APAC"). We service clients in 50 countries around the world. Investors domiciled outside the U.S. represented nearly 7% of total assets under management at the end of 2019.

We accumulate our assets under management from a diversified client base across five primary distribution channels: Americas financial intermediaries, EMEA and APAC financial intermediaries, individual U.S. investors on a direct basis, U.S. retirement plan sponsors for which we provide recordkeeping services, and institutional investors globally. The following table outlines as of December 31, 2019, the types of products within each distribution channel through which our assets under management are sourced.

Americas financial intermediaries	EMEA & APAC financial intermediaries	Individual U.S. investors on a direct basis	U.S. retirement plan sponsors - full service recordkeeping	Global institutions

U.S. Mutual Funds	SICAVs(1) / FCPs(2)	U.S. Mutual Funds	U.S. Mutual Funds	U.S. Mutual Funds
Collective Investment Trusts	Australian Unit Trusts ("AUTs")	Separate Accounts	Collective Investment Trusts	Collective Investment Trusts
Subadvised Accounts	OEICs(3)	College Savings Plans	Separate Accounts	SICAVs(1) / FCPs(2)
Managed Accounts / Model Delivery	Cayman Funds	Model Portfolio(4)		Separate / Subadvised Accounts
College Savings Plans	Subadvised Accounts			Canadian Pooled Funds
Canadian Pooled Funds	Japanese ITMs(5)			Japanese ITMs(5)
(1)Société d'Investissement à Capital Variable (Luxembourg), (2)Fonds Commun de Placement (Luxembourg), (3)Open-Ended Investment Company (U.K.), (4)Provided through our ActivePlus Portfolios, (5)Japanese Investment Trust Management Funds

Investment Capabilities

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

20

Table of ContentsC^<l3Q6*4v9%C:Mg

The following table sets forth our broad investment capabilities as of December 31, 2019.

Equity		Fixed income		Multi-Asset
U.S.	International / Global	U.S.	International / Global	U.S. / International / Global

Large-Cap: Growth, Core, Value	Global: All-Cap, Concentrated, Equity Income, Growth, Value	Core Bond	Global Aggregate	Target Date/Custom Target Date
Mid-Cap: Growth, Core, Value	International Developed: Growth, Concentrated, Core, Small-Cap, Value	Credit Opportunities	Global Multi-Sector	Target Allocation
Small-Cap: Growth, Core, Value	International Developed Regional: Australia, Europe, Europe ex UK, Europe Smaller Companies, Europe Core, Japan	Corporate	Global Dynamic Bond	Global Allocation
Quantitative Equity: Multi-Cap, Factor Portfolios	Emerging Markets Global: Growth, Value	Bank Loan	Global High Income	Managed Volatility
Tax Efficient	Emerging Markets Regional: Asia ex-Japan, China, Emerging Europe, Frontier Markets, Latin America, Middle East, Africa	High Yield	Emerging Markets: Corporate, Hard Currency, Local Currency	Multi-Asset Solutions
Sectors	Quantitative Equity: Global Growth, Global Value	Stable Value	International Developed	Real Assets
	Sectors	Securitized	Global Corporate	Retirement Income
		Treasury	Global High Yield	Alternatives
		Short Duration	Global Government
		Municipal	Asia
Municipal Ladders
Quantitative Fixed: Factor Portfolios

We employ fundamental and quantitative security analysis in the performance of the investment advisory function through substantial internal equity and fixed income investment research capabilities. We perform original industry and company research using such sources as inspection of corporate activities, management interviews, company-published financials and other information, and field checks with suppliers and competitors in the same industry and particular business sector. Our dedicated, in-house research analysts consider tangible investment factors such as financial information, valuation, and macroeconomics in tandem with intangible environmental, social, and corporate governance investment factors.

Our research staff operates primarily from offices located in the U.S. and U.K. with additional staff based in Australia, Hong Kong, Japan, Singapore, and Switzerland. We also use research provided by brokerage firms and security analysts in a supportive capacity and information received from private economists, political observers,

20

Table of ContentsC^<l3Q6*4v9%C:Mg

commentators, government experts, and market analysts. Our securities selection process for some investment portfolios is based on quantitative analysis using computerized data modeling.

From time to time, we introduce new strategies, investment vehicles, and other products to complement and expand our investment offerings, respond to competitive developments in the financial marketplace, and meet the changing needs of our investment advisory clients. We will introduce a new investment strategy if we believe that we have the appropriate investment management expertise and that its objective will be useful to investors over a long period. In 2019, we introduced six new strategies and several new vehicles and share classes of existing strategies.

We typically provide seed capital for new investment products to enable the portfolio manager to begin building an investment performance history in advance of the portfolio receiving sustainable client assets. The length of time we hold our seed capital investment will vary for each new investment product as it is highly dependent on how long it takes to generate cash flows into the product from unrelated investors. We attempt to ensure that the new investment product has a sustainable level of assets from unrelated shareholders before we consider redemption of our seed capital investment in order to not negatively impact the new investment product's net asset value or its investment performance record. At December 31, 2019, we had seed capital investments in our products of $1.3 billion.

Conversely, we may also close or limit new investments to new investors across T. Rowe Price investment products in order to maintain the integrity of the investment strategy and to protect the interests of its existing shareholders and investors. At present, the following strategies, which represent about 20% of total assets under management at December 31, 2019, are generally closed to new investors:

Strategy	Year closed
U.S. Mid-Cap Growth	2010
U.S. Mid-Cap Value	2010
High Yield Bond	2012
U.S. Small-Cap Growth	2013
U.S. Small-Cap Core	2013
Capital Appreciation	2014
Global Technology*	2017
Emerging Markets Growth	2018
International Small-Cap Growth	2018
* This fund will re-open for new accounts in the second quarter of 2020.

Investment Advisory Fees

We provide investment advisory services through our subsidiaries to the U.S. mutual funds; clients on a subadvised or separately managed account basis; and other T. Rowe Price products, including collective investment trusts, funds offered to investors outside the U.S., and portfolios offered through variable annuity life insurance plans in the U.S.

Nearly 70% of our investment advisory fees are earned from our U.S. mutual funds, while about 30% of our investment advisory fees are earned from our other investment portfolios. Ten of our 181 U.S. mutual funds - Blue Chip Growth, Growth Stock, Capital Appreciation, Mid-Cap Growth, New Horizons, Value, Emerging Markets Stock, Overseas Stock, Equity Income, and Institutional Large-Cap Growth - accounted for approximately 35% of our investment advisory revenues in 2019, and approximately 27% of our assets under management at December 31, 2019. Our largest client account relationship, apart from the U.S. mutual funds, is with a third-party financial intermediary that accounted for about 7% of our investment advisory revenues in 2019.

U.S. Mutual Funds

At December 31, 2019, assets under our management in the U.S. mutual funds aggregated $682.7 billion, an increase of 20.9% or $118.2 billion from the beginning of the year. Investment advisory services are provided to each U.S. mutual fund under individual investment management agreements that grant the fund the right to use the

20

Table of ContentsC^<l3Q6*4v9%C:Mg

T. Rowe Price name. The Boards of the respective funds, including a majority of directors who are not interested persons of the funds or of T. Rowe Price Group (as defined in the Investment Company Act of 1940), must approve the investment management agreements annually. Fund shareholders approve material changes to these investment management agreements. Each agreement automatically terminates in the event of its assignment (as defined in the Investment Company Act) and, generally, either party may terminate the agreement without penalty after a 60-day notice. The termination of one or more of these agreements could have a material adverse effect on our results of operations. Independent directors and trustees of the U.S. mutual funds regularly review our fee structures.

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

The individual fund rates are generally flat rates that are set based on the fund’s specific investment objective. Several funds, including the Blue Chip Growth, Equity Income, Growth Stock, and Mid-Cap Growth funds, have an effective tiered individual fund rate in which their base individual flat rate is reduced by about 15% on net assets in excess of $15 billion. The New Income and Value funds have their base individual flat rate reduced by about 15% on net assets in excess of $20 billion. The Capital Appreciation Fund has its base individual flat rate reduced by 10% on net assets in excess of $27.5 billion. The effective fee rates for each of the stock and bond funds on which we earned annual advisory fees of approximately $6.0 million or greater in 2019, varied from a low of 15 basis points for the U.S Treasury Long-Term Fund to a high of 104 basis points for the Emerging Markets Stock and International Discovery funds.

The fee rate of several of the U.S. mutual funds, including the Index funds as well as specific funds offered solely to institutional investors, does not include a group fee component but rather an individual fund fee or an all-inclusive fee. An all-inclusive fee covers both the investment management fee and ordinary operating expenses incurred by the fund and, as a result, our management fee varies with the level of operating expenses a fund incurs. The funds in the Spectrum Funds series and in the multiple target date retirement funds series that we offer have no separate investment advisory fee; rather, they indirectly bear the expenses of the funds in which they invest.

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

Additionally, we have contractual management fee waivers for certain U.S mutual funds, including nearly all money market funds, which could occur under certain specified circumstances. Unlike traditional expense limits for newly organized funds, these waivers will not be recovered by T. Rowe Price in the future.

20

Table of ContentsC^<l3Q6*4v9%C:Mg

Subadvised and separate accounts and other investment products

Our subadvised and separate accounts and other investment products had assets under management of $524.1 billion at December 31, 2019, an increase of $126.3 billion from the beginning of the year. Other investment products include collective investment trusts, open-ended investment products offered to investors outside the U.S., and products offered through variable annuity life insurance plans in the U.S. We earn investment management fees from these clients based on, among other things, the specific investment services to be provided and are computed using the value of assets under management at a contracted annual fee rate or the products' effective fee rate for those with a tiered-fee rate structure. The value of assets under management billed is generally based on daily valuations, end of billing period valuations, or month-end average valuations. In 2019, approximately 79% of our advisory fees were recognized based on daily portfolio valuations, 13% were based on end of billing period valuations, and 8% were based on month-end averages.

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

The following table details the services provided by certain of our subsidiaries based on our non-U.S. global investment products:

T. Rowe Price Subsidiary	Products	Services Provided
T. Rowe Price (Luxembourg) Management Sàrl	SICAVs / FCPs	Management company
T. Rowe Price Australia	AUTs	Investment management
T. Rowe Price UK	OEICs	Authorized corporate director
T. Rowe Price (Canada)	Canadian Pooled Funds	Investment management
T. Rowe Price Japan	Japanese ITMs	Investment management

Our subsidiaries T. Rowe Price Associates, T. Rowe Price International, T. Rowe Price Hong Kong, as well as T. Rowe Price Australia and T. Rowe Price Japan, may also provide subadvised investment management services to those global investment products listed in the table above.

We distribute the products listed in the table above outside the U.S. through distribution agents and other financial intermediaries. The fees we earn for distributing and marketing these products are part of our overall investment management fees for managing the product assets. We currently recognize any related distribution fees paid to these financial intermediaries in distribution and servicing costs.

In addition to providing investment management services to the U.S. mutual funds, our subsidiaries, T. Rowe Price Associates and T. Rowe Price International offer separately managed institutional investment management and subadvised investment management services to global intermediaries. Our subsidiary, T. Rowe Price Trust Company, offers and provides investment management services to our T. Rowe Price collective investment trusts, which are used in the investment portfolios of certain qualified U.S. retirement plans.

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
T. Rowe Price Services provides the U.S. mutual funds transfer agency and shareholder services, including the staff, facilities, technology, and other equipment to respond to inquiries from fund shareholders. The U.S. mutual funds contract directly with BNY Mellon to provide mutual fund accounting services, including maintenance of financial records, preparation of financial statements and reports, daily valuation of portfolio securities, and computation of each mutual fund's daily net asset value per share.

20

Table of ContentsC^<l3Q6*4v9%C:Mg

T. Rowe Price Retirement Plan Services provides participant accounting and plan administration for defined contribution retirement plans that invest in the U.S. mutual funds, the T. Rowe Price collective investment trusts, and funds outside the T. Rowe Price complex. T. Rowe Price Retirement Plan Services also provides transfer agent services to the U.S. mutual funds. The pricing on these transfer agent services is based on basis points of the related assets under management. Plan sponsors and participants compensate us for some of the administrative services while the U.S. mutual funds and outside fund families compensate us for maintaining and administering the individual participant accounts for those plans that invest in the respective funds. As of December 31, 2019, we provided recordkeeping services for $210 billion in assets under administration, of which nearly $128 billion are assets we manage.

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

Distribution and Servicing

The Investor Class of all U.S. mutual funds can be purchased in the U.S. on a no-load basis, without a sales commission or 12b-1 fee. No-load mutual fund shares offer investors a low-cost and relatively easy method of directly investing in a variety of equity, fixed income, and multi-asset strategies. The I Class of certain U.S. mutual funds is designed to meet the needs of institutionally oriented clients who seek investment products with lower shareholder servicing costs and lower expense ratios. This share class limits ordinary operating expenses (other than interest; expenses related to borrowings, taxes, and brokerage; and any non-extraordinary expenses) to 5 basis points for a period of time and there are no external 12b-1 or administrative fee payments.

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

In accounting for 12b-1 fees, the applicable mutual fund share classes incur the related expense and we recognize the corresponding distribution and servicing fee revenue in the administrative, distribution, and servicing fees line of our consolidated statements of income. We also recognize the corresponding cost paid to the third-party financial intermediaries who distribute these funds' share classes within the distribution and servicing costs line of the consolidated statements of income. The fee revenue that we recognize from the funds and the expense that we recognize for the fees paid to third-party intermediaries are equal in amount and, therefore, do not impact our net operating income.

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

20

Table of ContentsC^<l3Q6*4v9%C:Mg

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

T. Rowe Price Associates, T. Rowe Price International, T. Rowe Price Australia, T. Rowe Price (Canada), T. Rowe Price Hong Kong, T. Rowe Price Japan, T. Rowe Price Singapore, and T. Rowe Price Advisory Services are registered with the Securities and Exchange Commission ("SEC") as investment advisers under the Investment Advisers Act of 1940. The Investment Advisers Act of 1940 imposes substantive regulation around, among other things, fiduciary duties to clients, transactions with clients, effective compliance programs, conflicts of interest, advertising, recordkeeping, reporting, and disclosure requirements.

T. Rowe Price International is also regulated by the Financial Conduct Authority ("FCA") in the United Kingdom and, in certain cases, by other foreign regulators in countries in which we have a license to conduct business.
T. Rowe Price UK, the authorized corporate director of our UK OEIC funds, is also regulated by the FCA. The Securities and Futures Commission ("SFC") and Monetary Authority of Singapore ("MAS") also regulate T. Rowe Price Hong Kong and T. Rowe Price Singapore, respectively. T. Rowe Price (Canada) is also registered with several of the provincial securities commissions in Canada. T. Rowe Price (Luxembourg) Management Sàrl, the management company of our Luxembourg-based FCP and SICAV funds is regulated by the Commission de Surveillance du Secteur Financier ("CSSF"). T. Rowe Price Australia is regulated by the Australian Securities and Investments Commission and T. Rowe Price Japan is regulated by the Japan Financial Services Agency.

Our subsidiaries providing transfer agent services, T. Rowe Price Services and T. Rowe Price Retirement Plan Services, are registered under the Securities Exchange Act of 1934, and our trust company is regulated by the State of Maryland, Commissioner of Financial Regulation.

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

20

Table of ContentsC^<l3Q6*4v9%C:Mg

COMPETITION.

As a member of the financial services industry, we are subject to substantial competition in all aspects of our business. A significant number of proprietary and other sponsors’ mutual funds are sold to the public by other investment management firms, broker-dealers, mutual fund companies, banks, and insurance companies. We compete with brokerage and investment banking firms, insurance companies, banks, mutual fund companies, hedge funds, and other financial institutions and funds in all aspects of our business and in every country in which we offer our advisory services. Some of these financial institutions have substantially greater resources than we do. We compete with other providers of investment advisory services primarily based on the availability and objectives of the investment products offered, investment performance, fees and related expenses, and the scope and quality of investment advice and other client services.

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

EMPLOYEES.

At December 31, 2019, we employed 7,365 associates, up 4.9% from the 7,022 associates employed at the end of 2018. We may add temporary and part-time personnel to our staff from time to time to meet periodic and special project demands, primarily for technology and mutual fund administrative services.

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

20

Table of ContentsC^<l3Q6*4v9%C:Mg

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

•
Investing Trends. Changes in investing trends, particularly investor preference for passive or alternative investment products, and in retirement savings trends, may reduce interest in our products and may alter our mix of assets under management.

•	Interest Rate Changes. Investor interest in and the valuation of our fixed income investment funds and portfolios are affected by changes in interest rates.

•
Geo-Political Exposure. Our managed investment portfolios may have significant investments in international markets that are subject to risk of loss from political or diplomatic developments, government policies, civil unrest, currency fluctuations, illiquidity and capital controls, and changes in legislation related to foreign ownership.

A decrease in the value of assets under our management, or an adverse change in their composition, particularly in market segments where our assets are concentrated, could have a material adverse effect on our investment advisory fees and revenues. For any period in which revenues decline, net income and operating margins will likely

20

Table of ContentsC^<l3Q6*4v9%C:Mg

decline by a greater proportion because certain expenses will be fixed over that finite period and may not decrease in proportion to the decrease in revenues.

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

We are subject to competition in all aspects of our business from other financial institutions. Some of these financial institutions have substantially greater resources than we do and may offer a broader range of financial products across more markets. Some competitors operate in a different regulatory environment than we do which may give them certain competitive advantages in the investment products and portfolio structures that they offer. We compete with other providers of investment advisory services primarily based on the availability and objectives of the investment products offered, investment performance, fees and related expenses, and the scope and quality of investment advice and other client services. Some institutions have proprietary products and distribution channels that make it more difficult for us to compete with them. Substantially all of our investment products are available without sales or redemption fees, which means that investors may be more willing to transfer assets to competing products.

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

Our success depends on our highly skilled personnel, including our portfolio managers, investment analysts, sales and client relationship personnel, and corporate officers, many of whom have specialized expertise and extensive experience in our industry. Strong financial services professionals are in demand, and we face significant competition for highly qualified employees. Our U.S.-based associates do not have employment contracts, while our associates outside the U.S. have employment contracts where basic employment terms are confirmed in writing. Generally, our associates can terminate their employment with us at any time. We cannot assure that we will be able to attract or retain key personnel.

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

20

Table of ContentsC^<l3Q6*4v9%C:Mg

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

New investment strategies, investment vehicles, distribution channels, or other evolutions of our business may increase the risk that our existing systems may not be adequate to control the risks introduced by such changes. Significant business changes may require us to update our processes or technology and may increase risk to meeting our business objectives. In addition, our information systems and technology platforms might not be able to accommodate our continued growth, and the cost of maintaining such systems might increase from its current level. If any of these factors were to arise it could disrupt our operations, increase our expenses or result in financial exposure, regulatory inquiry or reputational damage.

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

Changes to benchmark indices may impact our business.

The manner in which certain reference rates are calculated could impact the investment portfolios we manage. The withdrawal and replacement of widely used benchmark indices such as the London Interbank Offered Rate (“LIBOR”) with alternative benchmark rates may introduce a number of risks for our business. The FCA in the U.K., which regulates LIBOR, has announced that it will no longer compel panel banks to submit rates for LIBOR after 2021. Changes in the method pursuant to which LIBOR is determined or the discontinuance of LIBOR may adversely affect the amount of interest payable or interest receivable on certain portfolio investments. These changes may also impact the market liquidity and market value of these portfolio investments.

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

20

Table of ContentsC^<l3Q6*4v9%C:Mg

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

•	changes in the costs incurred for third-party vendors that perform certain administrative and operating services;

•	changes in expenses that are correlated to our assets under management, such as distribution and servicing fees;

•	a future impairment of investments that is recognized in our consolidated balance sheet;

•	a future impairment of goodwill that is recognized in our consolidated balance sheet;

•	unanticipated material fluctuations in foreign currency exchange rates applicable to the costs of our operations abroad;

•	unanticipated costs incurred to protect investor accounts and client goodwill; and

•	future changes to legal and regulatory requirements and potential litigation;

•	disruptions of third-party services such as communications, power, and mutual fund transfer agent, investment management, trading, and accounting systems.

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

We are subject to income taxes as well as non-income-based taxes in both the United States and various foreign jurisdictions. We cannot predict future changes in the tax regulations to which we are subject, and these regulations could have a material impact on our liability or result in increased costs of our tax compliance efforts.
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

Based on the global nature of our business, from time to time, we are subject to tax audits in various jurisdictions. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. Tax authorities may disagree with certain positions we have taken and assess additional taxes (and, in certain cases, interest, fines, or penalties). We have a process to evaluate whether to record tax liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional income taxes will be due. We adjust these liabilities in light of changing facts and circumstances. Due to the complexity of some of these uncertainties, however, the ultimate resolution may result in a payment that is materially different from our estimates.

We have contracted with third-party financial intermediaries that distribute our investment products and such relationships may not be available or profitable to us in the future.

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

20

Table of ContentsC^<l3Q6*4v9%C:Mg

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

Armed conflicts, trade wars, tariffs or sanctions, terrorist attacks, cyber-attacks, power failures, climate change, and natural disasters could adversely affect our revenues, expenses, and net income by:

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

A significant portion of our business operations are concentrated in the Baltimore, Maryland region and in London, England. In addition, we maintain offices with associates in many other global locations such as Sydney, Australia; Hong Kong; Singapore; Tokyo, Japan; and Luxembourg. We have developed various backup systems and contingency plans, but we cannot be assured that those preparations will be adequate in all circumstances that could arise, or that material interruptions and disruptions will not occur. We also rely to varying degrees on outside vendors for service delivery in addition to technology and disaster contingency support, and we cannot be assured that these vendors will be able to perform in an adequate and timely manner. If we lose the availability of any associates, or if we are unable to respond adequately to such an event in a timely manner, we may be unable to timely resume our business operations, which could lead to a tarnished reputation and loss of customers that results in a decrease in assets under management, lower revenues, and materially reduced net income.

Our investment income and asset levels may be negatively impacted by fluctuations in our investment portfolio.

We currently have a substantial investment portfolio. All of these investments are subject to investment market risk, and our non-operating investment income could be adversely affected by the realization of losses upon the disposition of our investments or the recognition of significant impairments and the recognition of unrealized losses related to T. Rowe Price products that are consolidated or accounted for under the equity method. In addition, related investment income has fluctuated significantly over the years depending upon the performance of our corporate investments, including the impact of market conditions and interest rates, and the size of our corporate money market and longer-term mutual fund holdings. Fluctuations in other investment income are expected to occur in the future.

We may review and pursue strategic transactions in order to maintain or enhance our competitive position and these could pose risks.

From time to time, we consider strategic opportunities, including potential acquisitions, dispositions, consolidations, organizational restructurings, joint ventures or similar transactions, any of which may impact our business. We cannot be certain that we will be able to identify, consummate and successfully complete such transactions, and no assurance can be given with respect to the timing, likelihood or business effect of any possible transaction. These initiatives typically involve a number of risks and present financial, managerial and operational challenges to our ongoing business operations. In addition, acquisitions and related transactions involve risks, including unanticipated problems regarding integration of investor account and investment security recordkeeping, additional or new

20

Table of ContentsC^<l3Q6*4v9%C:Mg

regulatory requirements, operating facilities and technologies, and new employees; adverse effects on our earnings in the event acquired intangible assets or goodwill become impaired; and the existence of liabilities or contingencies not disclosed to or otherwise known by us prior to closing a transaction.

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

Our regulatory environment is frequently altered by new regulations and by revisions to, and evolving interpretations of, existing regulations. New regulations present areas of uncertainty susceptible to alternative interpretations; regulators and prospective litigants may not agree with reasoned interpretations we adopt. Future changes could require us to modify or curtail our investment offerings and business operations or impact our expenses and profitability. Additionally, some regulations may not directly apply to our business but may impact the capital markets, service providers or have other indirect effects on our ability to provide services to our clients.

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

•
There has been substantial regulatory and legislative activity at federal and state levels regarding standards of care for financial services firms, related to both retirement and taxable accounts. Actions taken by applicable regulatory or legislative bodies may impact our business activities and increase our costs.

•
The Federal Reserve Board has adopted final regulations related to non-bank Systemically Important Financial Institutions ("SIFIs"), and other jurisdictions are contemplating similar regulation. At this time, US

20

Table of ContentsC^<l3Q6*4v9%C:Mg

regulators have not designated mutual funds or traditional asset managers as non-bank SIFIs. However, if any T. Rowe Price fund or T. Rowe Price affiliate was deemed a SIFI, increased regulatory oversight would apply to our business, which may include enhanced capital, liquidity, leverage, stress testing, resolution planning, and risk management requirements.

•
The Commodity Futures Trading Commission ("CFTC") has adopted certain amendments to its rules that would limit the ability of T. Rowe Price investment products to use futures, swaps, and other derivatives without additional registration. As such, we intend to register certain subsidiaries with the CFTC which would subject us to additional regulatory requirements and costs associated with registrations.

•
There has been increased global regulatory focus on the manner in which intermediaries are paid for distribution of mutual funds. Changes to long-standing market practices related to fees or enhanced disclosure requirements may negatively impact sales of mutual funds by intermediaries, especially if such requirements are not applied to other investment products.

•
We remain subject to various state, federal and international laws and regulations related to data privacy and protection of data we maintain concerning our customers and employees. These requirements continue to evolve. For example, California has adopted regulations, effective in January 1, 2020, which, among other things, significantly increased the potential penalties for non-compliance.

•
After the 2008 financial crisis, global regulations on over-the-counter derivatives spearheaded by The Dodd-Frank Wall Street Reform and Consumer Protection Act in the United States and European Market Infrastructure Regulation in the European Union ("EU") have imposed clearing, margin, trade reporting, electronic trading and recordkeeping requirements on market participants. Alongside their general stabilizing and risk-reducing effect on the markets, these requirements have introduced operational complexity and additional costs to derivatives portfolios.

•
The revised Markets in Financial Instruments Directive ("MiFID II Directive") and Regulation ("MiFIR") (together “MiFID II”) applied across the EU and member states of the European Economic Area beginning on January 3, 2018. Implementation of MiFID II has significantly impacted both the structure and operation of EU financial markets. Some of the main changes introduced under MiFID II include applying enhanced disclosure requirements, enhancing conduct of business and governance requirements, broadening the scope of pre and post trade transparency, increasing transaction reporting requirements, transforming the relationship between client commissions and research, and further regulation of trading venues. Compliance with MiFID II has increased operational complexity and increased our costs. For example, we began to pay for third-party investment research used by our UK-based investment manager, T. Rowe Price International Ltd, in 2018, and we now pay for all the research needs of our investment professionals globally.

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

20

Table of ContentsC^<l3Q6*4v9%C:Mg

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

United Kingdom exit from European Union.

We have a significant locally authorized and regulated presence in the United Kingdom (“UK”) to support our global investment management business. The ultimate impact of the UK exit (“Brexit”) from the European Union (“EU”), on our business operations in the UK and Europe could vary depending on the details of the separation agreement or any subsequent trade relationship between the UK and EU. While we cannot predict the outcome at this time, we have realigned our EU and UK operations so that we are as prepared if the EU and UK are unable to reach a separation agreement or future trade agreement.  We remain committed to our clients, associates and business expansion across the region.

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

We are dependent on the effectiveness of the information and cybersecurity policies, procedures and capabilities we maintain to protect our systems and data. An externally caused information security incident, such as a

20

Table of ContentsC^<l3Q6*4v9%C:Mg

cyberattack, a phishing scam, virus, ransomware attack or denial-of-service attack, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential client or competitive information. In addition, our third-party vendors and other intermediaries with which we conduct business and transmit data could be subject to a successful cyberattack or other information security event, and we cannot ensure that such third parties have all appropriate controls in place to protect the confidentiality of information in the custody of those third parties.

There have been increasing numbers of publicized cybersecurity incidents in recent years impacting other financial services firms as well as firms in other industries. Our use of third-party vendors and cloud technologies could heighten this risk. Should our technology operations be compromised, we may have to make significant investments to upgrade, repair or replace our technology infrastructure and may not be able to make such investments on a timely basis. Although we maintain insurance coverage that we believe is reasonable, prudent and adequate for the purpose of our business, it may be insufficient to protect us against all losses and costs stemming from breaches of security, cyberattacks and other types of unlawful activity, or any resulting disruptions from such events.

We could be subject to losses if we fail to properly safeguard and maintain sensitive and confidential information.

As part of our normal operations, we maintain and transmit confidential information about our clients, associates and other parties, as well as, proprietary information relating to our business operations. We maintain a system of internal controls designed to provide reasonable assurance that fraudulent activity, including misappropriation of assets, fraudulent financial reporting, and unauthorized access to sensitive or confidential data, is either prevented or detected in a timely manner. We also leverage cloud-based solutions for the transmission and storage of this information. Our systems, or those of third-party service providers we may use to maintain and transmit such information, could be victimized by unauthorized users or corrupted by computer viruses or other malicious software code. Additionally, authorized persons could inadvertently or intentionally release confidential or proprietary information. Such disclosure could, among other things:

•	seriously damage our reputation,

•	allow competitors access to our proprietary business information,

•	subject us to liability for a failure to safeguard personal or confidential data,

•	result in the termination of contracts by our existing customers,

•	subject us to regulatory action, and

•	require significant capital and operating expenditures to investigate and remediate the breach.

Furthermore, if any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to personal or confidential data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions.

We are subject to numerous laws and regulations designed to protect this information, such as U.S. federal and state laws and foreign regulations governing the protection of personal or confidential data. In addition to the EU’s General Data Protection Regulation, other governmental authorities throughout the U.S. and around the world are considering similar types of legislative and regulatory proposals concerning data protection. For example, the California Consumer Privacy Act of 2018 (the “CCPA"), came into effect on January 1, 2020. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, and allows consumers to opt out of any sales of their data to third parties and provides a new cause of action for data breaches. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the collection, use, dissemination and security of data. Each of these privacy, security, and data protection laws and regulations could impose significant limitations, require changes to our business, or restrict our use or storage of personal information, which may increase our compliance expenses and make our business more costly or less efficient to conduct.

20

Table of ContentsC^<l3Q6*4v9%C:Mg

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

We lease all our offices outside the U.S. with London and Hong Kong being our largest, as well as our business operations recovery site and innovation center in Maryland, our technology development center in New York City, and offices in San Francisco and Philadelphia.

Information concerning our anticipated capital expenditures in 2020 and our future minimum rental payments under noncancelable operating leases at December 31, 2019, is set forth in the capital resources and liquidity and contractual obligations discussions in Item 7 of this Form 10-K.

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

20

Table of ContentsC^<l3Q6*4v9%C:Mg

Item. Executive Officers of the Registrant.

The following information includes the names, ages, and positions of our executive officers as of February 13, 2020. There are no arrangements or understandings pursuant to which any person serves as an officer. The first nine individuals are members of our management committee.

William J. Stromberg (59), President and Chief Executive Officer since 2016 and Chairman of the Board of Directors since 2019. Mr. Stromberg was previously the Head of Equity from 2010 to 2015 and a Vice President from 1990 to 2015.

Céline S. Dufétel (39), Chief Financial Officer and Treasurer since 2018 and a Vice President since 2017. Prior to joining the firm in 2017, Ms. Dufétel was managing director and global head of marketing, product management, and client service at Neuberger Berman, and prior to that, she was a partner and head of the North American Asset Management practice with McKinsey & Company.

Christopher D. Alderson (57), Co-Head of Global Equity since 2017, Head of International Equity from 2009 to 2017, and a Vice President since 2002.

Robert C.T. Higginbotham (52), Head of Global Distribution since 2019, Head of Global Investment Management Services from 2018 to 2019, Head of Global Investment Services from 2012 to 2018, and a Vice President since 2012.

Andrew McCormick (59), Head of Fixed Income from 2019, Head of U.S. Taxable Bond from 2013 to 2018, and a Vice President since 2008.

David Oestreicher (52), Chief Legal Counsel since 2008, Corporate Secretary since 2012, and a Vice President since 2001.

Sebastien Page (43), Head of Global Multi-Asset and a Vice President since 2015. From 2010 through 2015, Mr. Page was an executive vice president at PIMCO, where he led a team focused on research and development of multi-asset solutions.

Robert W. Sharps (48), Head of Investments since 2018, Group Chief Investment Officer since 2017, Co-Head of Global Equity from 2017 to 2018, Lead Portfolio Manager, Institutional U.S. Large-Cap Equity Growth Strategy from 2001 to 2016, and a Vice President since 2001.

Eric Veiel (48), Co-Head of Global Equity since 2018, Head of U.S. Equity from 2016 to 2018, Director of Equity Research North America from 2014 to 2015, and a Vice President since 2006.

Jessica M. Hiebler (44), Principal Accounting Officer since 2010 and a Vice President since 2009.

20

Table of ContentsC^<l3Q6*4v9%C:Mg

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock ($.20 par value per share) trades on the NASDAQ Global Select Market under the symbol TROW. Dividends per share during the past two years were:

	1st quarter	2nd quarter	3rd quarter	4th quarter
2019	$.76	$.76	$.76	$.76
2018	$.70	$.70	$.70	$.70

Our common stockholders have approved all of our equity-based compensation plans. These plans provide for the following issuances of shares of our common stock at December 31, 2019:

	Employee and non-employee director plans	Employee stock purchase plan	Total
Exercise of outstanding options	7,388,068	—	7,388,068
Settlement of outstanding restricted stock units	6,775,504	—	6,775,504
Future issuances	22,213,930	1,964,676	24,178,606
Total	36,377,502	1,964,676	38,342,178

The outstanding options included in the table above have a weighted-average exercise price of $71.06. Under the terms of the 2012 Long-Term Incentive Plan, approved by stockholders in April 2012, the number of shares provided and available for future issuance will increase as we repurchase common stock in the future with the proceeds from stock option exercises. No shares have been issued under our Employee Stock Purchase Plan since its inception; all shares have been purchased in the open market.

The following table presents repurchase activity during the fourth quarter of 2019.

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program
October	1,156,989	$109.69	1,155,593	17,500,047
November	108,595	$120.84	—	17,500,047
December	285,389	$122.63	125,000	17,375,047
Total	1,550,973	$112.85	1,280,593

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced Board authorizations, outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the fourth quarter of 2019, 222,824 were related to shares surrendered in connection with employee stock option exercises and 47,556 were related to shares withheld to cover tax withholdings associated with the vesting of restricted stock awards.

20

Table of ContentsC^<l3Q6*4v9%C:Mg

The following table details the changes in and status of the Board of Directors’ outstanding publicly announced board authorizations.

Authorization dates	12/31/2018	Total Number of Shares Purchased	Maximum Number of Shares that May Yet Be Purchased at 12/31/2019
April 2018	8,655,640	(1,280,593)	7,375,047
February 2019	10,000,000	—	10,000,000
	18,655,640	(1,280,593)	17,375,047

We have 7,441 stockholders of record and approximately 290,000 beneficial stockholder accounts held by brokers, banks, and other intermediaries holding our common stock. Common stock owned outright by our associates and directors, combined with outstanding vested stock options and unvested restricted stock awards, total approximately 8% of our outstanding stock and outstanding vested stock options at December 31, 2019.

Item 6.	Selected Financial Data.

	2019	2018	2017	2016	2015
	(in millions, except per-share data)
Net revenues(1)	$5,618	$5,373	$4,855	$4,285	$4,201
Net operating income	$2,387	$2,361	$2,109	$1,733	$1,899
Net income	$2,249	$1,769	$1,581	$1,254	$1,223
Net income (loss) attributable to redeemable non-controlling interests	$118	$(69)	$83	$39	$—
Net income attributable to T. Rowe Price Group	$2,131	$1,838	$1,498	$1,215	$1,223
Adjusted net income attributable to T. Rowe Price Group(2)	$1,976	$1,807	$1,361	$1,149	$1,160

Per common share information
Basic earnings	$8.82	$7.41	$6.07	$4.85	$4.74
Diluted earnings	$8.70	$7.27	$5.97	$4.75	$4.63
Adjusted diluted earnings(2)	$8.07	$7.15	$5.43	$4.49	$4.39
Cash dividends declared(3)	$3.04	$2.80	$2.28	$2.16	$4.08

Weighted-average common shares outstanding	235.4	242.2	241.2	245.5	254.6
Weighted-average common shares outstanding assuming dilution	238.6	246.9	245.1	250.3	260.9

	December 31,
	2019	2018	2017	2016	2015
Balance sheet data (in millions)
Total assets	$9,330	$7,689	$7,535	$6,226	$5,107
Redeemable non-controlling interests	$1,121	$740	$993	$687	$—
Stockholders’ equity	$7,102	$6,124	$5,824	$5,009	$4,762

Assets under management (in billions)	$1,206.8	$962.3	$991.1	$810.8	$763.1
(1) Net revenues for 2018 and 2017 have been adjusted to reflect the adoption of new revenue accounting guidance on January 1, 2018. We adopted the guidance using the retrospective method, which required adjustments to be reflected as of January 1, 2016. Accordingly, net revenues for 2016 and 2015 have not been adjusted.
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

20

Table of ContentsC^<l3Q6*4v9%C:Mg

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW.

Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in U.S. mutual funds, subadvised funds, separately managed accounts, and other T. Rowe Price products. The other T. Rowe Price products include: collective investment trusts, open-ended investment products offered to investors outside the U.S., and products offered through variable annuity life insurance plans in the U.S.

We manage a broad range of U.S., international and global stock, bond, and money market mutual funds and other investment products, which meet the varied needs and objectives of individual and institutional investors. Investment advisory revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets under management affect our revenues and results of operations. Additionally, approximately one-third of our operating expenses are impacted by financial markets. We incur significant expenditures to develop new products and services and improve and expand our capabilities and distribution channels in order to attract new investment advisory clients and additional investments from our existing clients. These efforts often involve costs that precede any future revenues that we may recognize from an increase to our assets under management.

The general trend to passive investing has been persistent and accelerated in recent years, which has negatively impacted our new client inflows. However, over the long term we expect well-executed active management to play an important role for investors. In this regard, we remain debt-free with ample liquidity and resources that allow us to take advantage of attractive growth opportunities. We are investing in key capabilities, including investment professionals, technologies, and new product offerings; and, most importantly, we provide our clients with strong investment management expertise and service both now and in the future.

MARKET TRENDS.

U.S. stocks surged in 2019, as equities bounced back strongly from deep losses in the fourth quarter of 2018. A major driver of market performance was the Federal Reserve’s decision to keep short-term interest rates steady in the first half of the year, then reduce rates three times starting in late July as a “midcycle adjustment” of its monetary policy. Many other central banks around the world also reduced rates in response to slowing economic growth. The trade conflict between the U.S. and China was another major driver of market sentiment. Markets wavered at times through much of the year as both sides announced new tariffs on the other’s goods. Speculation then arose in the fall that the U.S. and China were close to reaching an agreement, but a preliminary “phase one” trade deal was not reached until December.

Stocks in developed non-U.S. equity markets rose strongly but underperformed U.S. shares. European stocks were widely positive. UK shares advanced more than 21% but lagged the region as Brexit-related uncertainty persisted for most of the year. Boris Johnson succeeded Theresa May as Prime Minister during the summer, but the House of Commons did not vote in favor of the United Kingdom’s Withdrawal Agreement with the European Union until December, shortly after the Conservative Party decisively won a general election. Returns in developed Asian markets were broadly positive in U.S. dollar terms. Hong Kong underperformed the region with a 10% gain. Hong Kong’s economy and stock market have been hurt by ongoing protests that were triggered by a controversial extradition bill.

Emerging markets stocks underperformed shares in developed markets. Asian equities were mostly positive in U.S. dollar terms, but most markets significantly lagged strong returns in China and Taiwan. In emerging Europe, Russian stocks surged about 53%; Turkish stocks lagged with a 12% gain. In Latin America, stocks in Colombia and Brazil posted very strong returns, but shares in Argentina and Chile fell sharply.

20

Table of ContentsC^<l3Q6*4v9%C:Mg

Results of several major equity market indexes for 2019 are as follows:

S&P 500 Index	31.5%
NASDAQ Composite Index(1)	35.2%
Russell 2000 Index	25.5%
MSCI EAFE (Europe, Australasia, and Far East) Index	22.7%
MSCI Emerging Markets Index	18.9%
(1) Returns exclude dividends

Global bond returns were broadly positive, as longer-term government bond yields in developed markets declined and various central banks enacted new stimulus measures. In the U.S., the Federal Reserve reduced the federal funds target rate to a range of 1.50%-1.75% by the end of the year. The 10-year Treasury note yield decreased from 2.69% to 1.92% at year-end, though above its late-summer lows, which were around 1.50%.

In the U.S., the investment-grade bond market, long-term Treasuries and corporate bonds fared best. Mortgage-backed securities advanced to a lesser extent, hindered by an increase in mortgage prepayments and refinancing activity. Municipal bonds did well amid solid demand but slightly underperformed taxable securities. High yield bonds advanced strongly for the year as investors embraced riskier assets and searched for higher yields because of falling interest rates.

Bonds in developed non-U.S. markets produced positive returns in U.S. dollar terms, as the dollar weakened against most major currencies and government bond yields generally declined. In the eurozone, the European Central Bank decided to cut its short-term benchmark rate deeper into negative territory in September. On November 1, the European Central Bank resumed its quantitative easing program and began purchasing €20 billion of securities every month. Emerging markets debt appreciated strongly in dollar terms. Bonds denominated in U.S. dollars outperformed local currency debt, as a few key emerging markets currencies declined against the dollar.

Results of several major bond market indexes for 2019 are as follows:

Bloomberg Barclays U.S. Aggregate Bond Index	8.7%
JPMorgan Global High Yield Index	14.6%
Bloomberg Barclays Municipal Bond Index	7.5%
Bloomberg Barclays Global Aggregate Ex-U.S. Dollar Bond Index	5.1%
JPMorgan Emerging Markets Bond Index Plus	12.6%

20

Table of ContentsC^<l3Q6*4v9%C:Mg

ASSETS UNDER MANAGEMENT.

Assets under management ended 2019 at $1,206.8 billion, an increase of $244.5 billion from the end of 2018. Net cash inflows of $13.2 billion for 2019, combined with market appreciation and income, net of distributions not reinvested, increased our assets under management by $231.3 billion. The following table details changes in our assets under management by vehicle during the last three years:

(in billions)	U.S. mutual funds	Subadvised and separate accounts	Other investment products	Total
Assets under management at December 31, 2016	$514.2	$206.9	$89.7	$810.8

Net cash flows before client transfers	9.4	1.4	3.2	14.0
Client transfers(1)	(20.2)	1.7	18.5	—
Net cash flows after client transfers	(10.8)	3.1	21.7	14.0
Net market appreciation and income	104.6	45.2	18.2	168.0
Distributions not reinvested	(1.7)	—	—	(1.7)
Change during the period	92.1	48.3	39.9	180.3

Assets under management at December 31, 2017	606.3	255.2	129.6	991.1

Net cash flows before client transfers	4.4	(.2)	9.0	13.2
Client transfers(1)	(20.5)	2.8	17.7	—
Net cash flows after client transfers	(16.1)	2.6	26.7	13.2
Net market depreciation, net of income	(22.7)	(7.8)	(8.4)	(38.9)
Distributions not reinvested	(3.0)	—	(.1)	(3.1)
Change during the period	(41.8)	(5.2)	18.2	(28.8)

Assets under management at December 31, 2018	564.5	250.0	147.8	962.3

Net cash flows before client transfers	7.6	(.3)	5.9	13.2
Client transfers(1)	(23.2)	1.1	22.1	—
Net cash flows after client transfers	(15.6)	.8	28.0	13.2
Net market appreciation and income	135.6	63.0	34.5	233.1
Distributions not reinvested	(1.8)	—	—	(1.8)
Change during the period	118.2	63.8	62.5	244.5

Assets under management at December 31, 2019	$682.7	$313.8	$210.3	$1,206.8
(1)In all three years, the majority of the client transfers were from the T. Rowe Price U.S. mutual funds to the T. Rowe Price collective investment trusts, which are included in other investment products.

20

Table of ContentsC^<l3Q6*4v9%C:Mg

The following table details changes in our assets under management by asset class during the last three years:

(in billions)	Equity	Fixed income, including money market	Multi-asset(1)	Total
Assets under management at December 31, 2016	$450.6	$121.2	$239.0	$810.8

Net cash flows	(1.6)	8.6	7.0	14.0
Net market appreciation and income(2)	115.1	4.6	46.6	166.3
Change during the period	113.5	13.2	53.6	180.3

Assets under management at December 31, 2017	564.1	134.4	292.6	991.1

Net cash flows	(1.4)	2.9	11.7	13.2
Net market depreciation, net of income(2)	(22.8)	(1.2)	(18.0)	(42.0)
Change during the period	(24.2)	1.7	(6.3)	(28.8)

Assets under management at December 31, 2018	539.9	136.1	286.3	962.3

Net cash flows	(.2)	3.5	9.9	13.2
Net market appreciation and income(2)	159.2	8.3	63.8	231.3
Change during the period	159.0	11.8	73.7	244.5

Assets under management at December 31, 2019	$698.9	$147.9	$360.0	$1,206.8
(1) The underlying assets under management of the multi-asset portfolios have been aggregated and presented in this category and not reported in the equity and fixed income columns.
(2) Reported net of distributions not reinvested.

Investment advisory clients outside the U.S. account for 6.9% of our assets under management at December 31, 2019, and 6.2% at December 31, 2018.

Our net cash flows in 2019, 2018, and 2017 were driven by diversified inflows across distribution channels and geographies, the strength of our multi-asset franchise, and positive flows into fixed income and international equity.

Our target date retirement products, which are included in the multi-asset totals shown above, continue to be a significant part of our assets under management. Net cash flows after client transfers shown above include $9.8 billion in 2019, $12.0 billion in 2018, and $7.1 billion in 2017 from the target date retirement products. Assets under management in our target date retirement products, by vehicle, are as follows:

(in billions)	12/31/19	12/31/18	12/31/17
U.S. mutual funds	$164.8	$144.8	$168.4
Separately managed accounts	8.4	5.9	1.7
Collective investment trusts	119.2	79.7	63.7
	$292.4	$230.4	$233.8

20

Table of ContentsC^<l3Q6*4v9%C:Mg

INVESTMENT PERFORMANCE.

Strong investment performance and brand awareness is a key driver to attracting and retaining assets—and to our long-term success. The percentage of our U.S. mutual funds1 (across primary share classes) that outperformed their comparable Morningstar median on a total return basis and that are in the top Morningstar quartile for the one-, three-, five-, and 10-years ended December 31, 2019, were:

	1 year	3 years	5 years	10 years
Outperformed Morningstar median(2)
All funds	64%	75%	80%	82%
Multi-asset funds	69%	85%	94%	95%

Top Morningstar quartile(2)
All funds	32%	45%	50%	55%
Multi-asset funds	36%	59%	65%	74%
(1) Excludes passive and fund categories not ranked by Morningstar.
(2) Source: © 2019 Morningstar, Inc. All rights reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Past performance is no guarantee of future results. Historically, the firm has disclosed the percentage of U.S. mutual funds (across all share classes) that outperformed their comparable Lipper averages on a total return basis and that are in the top Lipper quartile for the same periods. Investment performance results using the new measures are similar to the Lipper results.

In addition, 84% of our rated U.S. mutual funds' assets under management ended the quarter with an overall rating of four or five stars from Morningstar. The performance of our institutional strategies against their benchmarks remains competitive, especially over longer time periods.

RESULTS OF OPERATIONS.

The following table and discussion set forth information regarding our consolidated financial results for 2019, 2018 and 2017 on a U.S. GAAP basis as well as a non-GAAP basis. The non-GAAP basis adjusts for the impact of our consolidated T. Rowe Price investment products, the impact of market movements on the supplemental savings plan liability and related economic hedges, investment income related to certain other investments, and certain nonrecurring charges and gains.

20

Table of ContentsC^<l3Q6*4v9%C:Mg

				2019 compared with 2018		2018 compared with 2017
(in millions, except per-share data)	2019	2018	2017	$ Change	% Change	$ Change	% Change

U.S. GAAP basis
Investment advisory fees	$5,112.5	$4,850.6	$4,295.8	$261.9	5.4%	$554.8	12.9%
Net revenues	$5,617.9	$5,372.6	$4,854.9	$245.3	4.6%	$517.7	10.7%
Operating expenses	$3,230.9	$3,011.2	$2,746.1	$219.7	7.3%	$265.1	9.7%
Net operating income	$2,387.0	$2,361.4	$2,108.8	$25.6	1.1%	$252.6	12.0%
Non-operating income(1)	$540.3	$23.2	$396.3	$517.1	n/m	$(373.1)	n/m
Net income attributable to T. Rowe Price Group	$2,131.3	$1,837.5	$1,497.8	$293.8	16.0%	$339.7	22.7%
Diluted earnings per share on common share	$8.70	$7.27	$5.97	$1.43	19.7%	$1.30	21.8%
Weighted average common shares outstanding assuming dilution	238.6	246.9	245.1	(8.3)	(3.4)%	1.8	.7%

Adjusted non-GAAP basis(2)
Operating expenses	$3,149.8	$3,025.5	$2,777.7	$124.3	4.1%	$247.8	8.9%
Net income attributable to T. Rowe Price Group	$1,975.6	$1,807.4	$1,361.1	$168.2	9.3%	$446.3	32.8%
Diluted earnings per share on common share	$8.07	$7.15	$5.43	$.92	12.9%	$1.72	31.7%

Assets under management (in billions)
Average assets under management	$1,109.3	$1,036.5	$909.0	$72.8	7.0%	$127.5	14.0%
Ending assets under management	$1,206.8	$962.3	$991.1	$244.5	25.4%	$(28.8)	(2.9)%
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

Investment advisory revenues earned in 2019 increased 5.4% over the comparable 2018 period as average assets under our management increased $72.8 billion, or 7.0%, to $1,109.3 billion. The average annualized fee rate earned on our assets under management was 46.1 basis points in 2019, compared with 46.8 basis points earned in 2018. Our effective fee rate has declined largely due to client transfers within the complex to lower fee vehicles or share classes over the last year and, to a lesser extent, fee reductions we made to certain mutual funds and other products since 2018. We regularly assess the competitiveness of our investment advisory fees and will continue to make adjustments as deemed appropriate.

In 2018, investment advisory revenues increased 12.9% over the comparable 2017 period as average assets under our management increased $127.5 billion, or 14.0%, to $1,036.5 billion. The average annualized fee rate earned on our assets under management was 46.8 basis points in 2018, compared with 47.3 basis points earned in 2017. Our effective fee rate declined in part due to client transfers within the complex to lower fee vehicles or share classes and, to a lesser extent, fee reductions we made to certain mutual funds and other products since 2017. Further

20

Table of ContentsC^<l3Q6*4v9%C:Mg

contributing to our lower effective fee rate in 2018 was a greater percentage of our assets under management in lower fee products due to lower equity valuations in the fourth quarter of 2018.

Operating expenses. Operating expenses were $3,230.9 million in 2019, an increase of 7.3% over the comparable 2018 period. The increase in operating expenses was primarily due to greater market-related compensation expense related to the supplemental savings plan liability, higher salaries and benefits, higher bonus and stock-based compensation expense and the cost of our continued strategic investments. The 2018 period also includes the non-recurring $15.2 million reduction in operating expenses related to the conclusion of the Dell appraisal rights matter. The higher expense related to the supplemental savings plan in 2019 is partially offset by non-operating gains earned on the investments used to hedge the related liability.

For 2018, operating expenses were $3,011.2 million as compared with $2,746.1 million in the 2017 period. The increase in operating expenses was primarily due to our continued strategic investments and higher bonus and stock-based compensation, which were driven by our 2018 operating results.

On a non-GAAP basis, our operating expenses in 2019 increased 4.1% to $3,149.8 million compared with 2018. In 2018, our non-GAAP operating expenses increased 8.9% to $3,025.5 million compared with 2017. Our non-GAAP operating expenses exclude the impacts of our supplemental savings plan, investment income related to certain other investments, our consolidated T. Rowe Price investment products, and certain non-recurring items. See our non-GAAP reconciliations later in this Management's Discussion and Analysis section.

Our 2017 and 2018 operating expenses include certain financial impacts related to the Dell appraisal rights matter as further discussed in Note 14 to our consolidated financial statements. A summary of the financial impact of the Dell appraisal rights matter on our annual pre-tax operating expenses and pre-tax operating cash flows since the matter arose in 2016 is as follows:

(in millions)	Pre-tax operating expense (income)	Pre-tax operating cash inflows (outflows)
2016	$66.2	$(166.2)
2017	(50.0)	150.0
2018	(15.2)	15.2
Total impact from Dell appraisal rights matter	$1.0	$(1.0)

There was no operating expense or cash flows impact related to the Dell appraisal rights matter in 2019.

In 2020, we expect to advance our strategic priorities to sustain and deepen our investment talent, add investment capabilities both in terms of new strategies and new investment vehicles, expand capabilities through enhanced technology, and broaden our distribution reach globally. We currently expect our 2020 non-GAAP operating expenses to grow in the range of 6% to 9%. This expense growth guidance includes continued investments in the business and technology capabilities, our cost optimization efforts, and the final part of the phased implementation of paying for all third-party investment research. As such, 2020 operating expenses will reflect a full year of all third-party investment research costs globally. We could elect to adjust our expense growth should unforeseen circumstances arise, including significant market movements.

Operating margin. Our operating margin in 2019 was 42.5%, compared with 44.0% in 2018 and 43.4% in 2017. The decrease in our operating margin in 2019 compared with 2018 is primarily driven by the higher compensation expense growth related to our supplemental savings plan as compared with the percentage growth in net revenues during 2019. The increase in our operating margin in 2018 compared to 2017 was driven by the higher percentage growth in net revenue attributable primarily to increases in our average assets under management compared with the percentage growth in operating expenses.

Diluted earnings per share was $8.70 in 2019, $7.27 in 2018, and $5.97 in 2017. The 19.7% increase in diluted earnings per share in 2019 compared to 2018 was primarily driven by higher non-operating income, the benefit realized from increased share buybacks, which lowered the weighted-average shares outstanding, and a lower effective tax rate. The 21.8% increase in diluted earnings per share in 2018 compared with 2017 was driven by higher operating income and the benefit realized from a lower corporate tax rate under U.S. Tax Reform.

20

Table of ContentsC^<l3Q6*4v9%C:Mg

On a non-GAAP basis, diluted earnings per share were $8.07 in 2019, $7.15 in 2018, and $5.43 in 2017. The 12.9% increase in non-GAAP diluted earnings per share in 2019 compared to 2018 was primarily driven by higher operating income, higher investment income earned on our cash and discretionary investment portfolio, and lower weighted-average shares outstanding. See our non-GAAP reconciliations later in this Management's Discussion and Analysis section.

Net revenues

				2019 compared with 2018		2018 compared with 2017
(in millions)	2019	2018	2017	$ Change	% Change	$ Change	% Change
Investment advisory fees
U.S. mutual funds	$3,452.5	$3,375.0	$3,080.0	$77.5	2.3%	$295.0	9.6%
Subadvised and separate accounts and other investment products	1,660.0	1,475.6	1,215.8	184.4	12.5%	259.8	21.4%
	5,112.5	4,850.6	4,295.8	261.9	5.4%	554.8	12.9%
Administrative, distribution, and servicing fees
Administrative fees	385.4	384.0	412.1	1.4	.4%	(28.1)	(6.8)%
Distribution and servicing fees	120.0	138.0	147.0	(18.0)	(13.0)%	(9.0)	(6.1)%
	505.4	522.0	559.1	(16.6)	(3.2)%	(37.1)	(6.6)%
Net revenues	$5,617.9	$5,372.6	$4,854.9	$245.3	4.6%	$517.7	10.7%

Investment advisory fees. Investment advisory fees are earned based on the value and composition of our assets under management, which change based on fluctuations in financial markets and net cash flows. As our average assets under management increase or decrease in a given period, the level of our investment advisory fee revenue for that same period generally fluctuates in a similar manner. The relationship between the change in average assets under management and the change in investment advisory fee revenue for 2019, 2018 and 2017 are presented below.

	2019 compared with 2018		2018 compared with 2017
	Increase in average assets under management	Increase in investment advisory fees	Increase in average assets under management	Increase in investment advisory fees
U.S. mutual funds	3.0%	2.3%	9.4%	9.6%

Subadvised and separate accounts and other investment products	13.1%	12.5%	21.8%	21.4%

Total investment advisory fees	7.0%	5.4%	14.0%	12.9%

Market fluctuations and net cash flows can shift the asset and share class mix among different fee rates and products including those with tiered-fee structures. Over the last few years, we have also reduced the management fees of certain products.

While equity markets outperformed fixed income markets in 2019 and resulted in a shift of the U.S. mutual fund average asset mix to higher fee equity products over 2018, lower incremental fee tiered rates and certain fund price reductions created lower incremental revenues. Strong market returns in 2019 and U.S. mutual fund to trust transfers have primarily increased average assets under management for our subadvised and separate accounts and other products. However, lower incremental fee rates on higher average assets and growth in lower fee share classes resulted in slower revenue growth in 2019 over 2018.

In 2018, investment advisory fees earned on our subadvised and separate accounts and other investment products grew slower relative to average assets under management as a result of the significant client transfers from mutual funds to lower fee vehicles.

20

Table of ContentsC^<l3Q6*4v9%C:Mg

Administrative, distribution, and servicing fees. Administrative, distribution, and servicing fees represent fees earned from providing administrative and distribution services to our investment advisory clients, primarily U.S. mutual funds and their investors. For 2019, these fees were $505.4 million, a decrease of $16.6 million from the comparable 2018 period. The decrease was primarily attributable to lower 12b-1 revenue earned on certain share classes, including the Advisor and R classes, of the U.S. mutual funds as client transfers to lower fee vehicles and share classes has reduced assets under management in these share classes. The decrease in 12b-1 revenue is offset entirely by a reduction in the costs paid to third-party intermediaries that source these assets and is reported in distribution and servicing expense. In addition, higher recordkeeping fees and transaction fees were partially offset by lower mutual fund service revenues.

For 2018, administrative, distribution, and servicing fees were $522.0 million, a decrease of $37.1 million from the comparable 2017 period. The decrease was primarily attributable to lower assets under management in the U.S. mutual funds resulting from client transfers among vehicles and share classes and the sharp market decline at the end of 2018.

Net revenues include the elimination of $6.8 million for 2019, $6.2 million for 2018, and $5.6 million for 2017, earned from our consolidated T. Rowe Price investment products. The corresponding expenses recognized by these consolidated products were also eliminated from operating expenses.

Operating expenses

				2019 compared with 2018		2018 compared with 2017
(in millions)	2019	2018	2017	$ Change	% Change	$ Change	% Change
Compensation and related costs	$1,969.2	$1,808.6	$1,664.9	$160.6	8.9%	$143.7	8.6%
Distribution and servicing costs	262.5	281.2	262.6	(18.7)	(6.7)%	18.6	7.1%
Advertising and promotion	96.8	99.6	92.4	(2.8)	(2.8)%	7.2	7.8%
Product-related costs	153.2	157.1	146.0	(3.9)	(2.5)%	11.1	7.6%
Technology, occupancy, and facility costs	427.3	383.9	350.5	43.4	11.3%	33.4	9.5%
General, administrative, and other	321.9	296.0	279.7	25.9	8.8%	16.3	5.8%
Nonrecurring net recoveries related to Dell appraisal rights matter(1)	—	(15.2)	(50.0)	15.2	n/m	34.8	n/m
Total operating expenses	$3,230.9	$3,011.2	$2,746.1	$219.7	7.3%	$265.1	9.7%
(1) The percentage change in nonrecurring net recoveries related to Dell appraisal rights matter is not meaningful (n/m).

Compensation and related costs. Compensation and related costs increased $160.6 million, or 8.9%, for 2019 as compared with 2018. Nearly half of the increase in compensation and related costs is attributable to $78.8 million in higher expense related to our supplemental savings plan given the strong equity market returns experienced in 2019 compared with the sharp equity market declines in late 2018. The higher expense related to the supplemental savings plan is partially offset by the non-operating gains earned on the investments used to economically hedge the related liability. We also experienced increases in base salaries, benefits, and related employee costs, of $66.0 million as our average staff size grew 3.1% in 2019 and we modestly increased base salaries at the beginning of 2019. Our 2019 operating results led to a $28.8 million increase in annual variable compensation, primarily bonus compensation, as well as a $9.5 million increase in non-cash stock-based compensation expense. These increases in compensation and related costs were offset in part by the absence of the one-time $9.0 million bonus paid to certain associates in the second quarter of 2018 and $10.0 million in higher labor capitalization related to internally developed software in 2019.

For 2018, compensation and related costs increased $143.7 million, or 8.6%, as compared with 2017. The largest part of the increase was an increase base salaries, benefits and related employee costs of $77.1 million, resulting from an increase of 6.2% in average headcount, combined with a modest increase in salaries at the beginning of 2018. Our operating results led to a $68.0 million increase in variable compensation and contributed to the $45.0 million increase in non-cash stock-based compensation expense as the annual grant value was higher in 2018. Additionally, our 2018 equity grant reflected the adoption of more favorable post-retirement vesting provisions, which shifted a greater percentage of the expense related to the annual grant to be recognized for 2018. The 2018

20

Table of ContentsC^<l3Q6*4v9%C:Mg

period also included $9.0 million in one-time bonuses paid to certain associates from U.S. tax reform benefits. These increases were partially offset by lower market-related expense of $30.3 million from our supplemental savings plan and higher labor capitalization related to internally developed software.

Distribution and servicing costs. Distribution and servicing costs includes those costs incurred to distribute the T. Rowe Price products as well as client and shareholder servicing, recordkeeping, and administrative services. Distribution and servicing costs were $262.5 million for 2019, a decrease of $18.7 million, or 6.7%, compared to 2018. The decrease for 2019 from 2018 was primarily driven by client transfers, largely from Advisor and R classes, to lower fee vehicles or share classes during 2019, which resulted in lower assets under management in those mutual funds on which we pay distribution and servicing costs. These costs include those distribution and servicing costs paid to third-party intermediaries that source the assets of certain share classes of our U.S. mutual funds and is offset entirely by the 12b-1 revenue we earn and report in administrative, distribution, and servicing fees.

Distribution and servicing costs were $281.2 million for 2018, an increase of $18.6 million, or 7.1%, compared with 2017. The increase was primarily driven by overall strong markets and net cash flows from the end of 2017 through the third quarter of 2018, which grew the assets in those share classes and products for which we pay a related distribution and servicing fee.

Advertising and promotion. Advertising and promotion costs were $96.8 million for 2019, a decrease of $2.8 million, or 2.8%, compared with 2018. The decrease for 2019 from 2018 was primarily driven by the absence in 2019 of the creation and launch of a media advertising campaign in 2018.

Advertising and promotion costs were $99.6 million for 2018, an increase of $7.2 million, or 7.8%, compared with 2017. The increase in advertising and promotion costs for 2018 from 2017 is primarily driven by the creation and launch of a media advertising campaign in 2018.

Product-related costs. Product-related costs consists of non-advisory related costs that we incur to service certain T. Rowe Price products. Product-related costs were $153.2 million for 2019, a decrease of $3.9 million, or 2.5%, compared with 2018. The decrease is primarily due to lower costs incurred to provide administrative services to the U.S. mutual funds, partially offset by higher operating costs of our collective investment trusts as client transfers have increased the number of trusts and their average net assets over the last year.

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

Technology, occupancy, and facility costs. Technology, occupancy, and facility costs consists of depreciation expense, technology equipment and maintenance, software, and costs related to our facilities. These costs were $427.3 million for 2019, $383.9 million for 2018, and $350.5 million for 2017. The increases over the last two years were due primarily to additional incremental investment in our technology capabilities, including related depreciation and hosted solution licenses, as well as office expansion costs. The 2019 year also included certain non-recurring office facility costs that were recognized in the fourth quarter.

General, administrative, and other costs. General, administrative, and other costs consist of costs associated with the overall management of the firm, including information services, professional services, travel and entertainment, research costs, and other general operating expenses. These costs were $321.9 million for 2019, $296.0 million for 2018, and $279.7 million for 2017. The increases for 2019 from 2018 and for 2018 from 2017 were a result of our continued investment in our strategic initiatives, higher third-party investment research costs, and other growing operational and regulatory demands on the business.

20

Table of ContentsC^<l3Q6*4v9%C:Mg

Non-operating income

Net non-operating investment income increased $517.1 million for the year ended December 31, 2019 compared with 2018 and decreased $373.1 million for the year ended December 31, 2018 compared with 2017. Net non-operating investment activity for the years ended December 31, 2019, 2018 and 2017 comprised the following:

				2019 compared with 2018	2018 compared with 2017
(in millions)	2019	2018	2017	$ Change	$ Change
Net gains (losses) from non-consolidated T. Rowe Price investment products
Cash and discretionary investments
Dividend income	$67.6	$48.8	$15.2	$18.8	$33.6
Market related gains (losses) and equity in earnings	58.4	(16.0)	1.3	74.4	(17.3)
Seed capital investments
Dividend income	2.3	3.9	7.0	(1.6)	(3.1)
Market related gains (losses) and equity in earnings	42.7	(22.5)	54.8	65.2	(77.3)
Net realized gains on dispositions of available-for-sale investments	—	—	83.1	—	(83.1)
Net gain (loss) recognized upon deconsolidation	.1	3.6	.1	(3.5)	3.5
Investments used to hedge the supplemental savings plan liability	67.9	(6.1)	12.3	74.0	(18.4)
Total net gains from non-consolidated T. Rowe Price investment products	239.0	11.7	173.8	227.3	(162.1)
Other investment income	21.4	107.5	24.5	(86.1)	83.0
Net gains on investments	260.4	119.2	198.3	141.2	(79.1)
Net gains on consolidated sponsored investment portfolios	272.9	(92.9)	193.9	365.8	(286.8)
Other income (loss), including foreign currency gains and losses	7.0	(3.1)	4.1	10.1	(7.2)
Non-operating income	$540.3	$23.2	$396.3	$517.1	$(373.1)

During 2019, non-operating income reflected the sharp market returns which resulted in significant unrealized gains on our investment portfolio, including our consolidated investment portfolios, compared with losses in 2018. Partially offsetting the market increases was the absence in 2019 of the realized gain from the sale of our 10% holding in Daiwa SB Investments Ltd. that was recognized in 2018. Our cash and discretionary investments generated income of $126.0 million in 2019 as compared to $32.8 million in 2018.

During 2018, non-operating income included the impact of sharp market declines in the later part of 2018, which resulted in unrealized losses on our investment portfolio, including our consolidated products, compared with unrealized gains recognized during 2017. Partially offsetting these losses was the recognition during 2018 of a realized gain in other investment income associated with the sale of our 10% holding in Daiwa SB Investments Ltd. Additionally, on January 1, 2018, we implemented new accounting guidance that eliminated the available-for-sale investment category for equity securities. As a result of this change, realized gains of $83.1 million from the sale of certain available-for-sale investments recognized in 2017 did not reoccur in 2018.

20

Table of ContentsC^<l3Q6*4v9%C:Mg

The impact of consolidating certain T. Rowe Price investment products on the individual lines of our consolidated statements of income for 2019, 2018, and 2017 is as follows:

				2019 compared with 2018	2018 compared with 2017
(in millions)	2019	2018	2017	$ Change	$ Change
Operating expenses reflected in net operating income	$(14.7)	$(12.7)	$(12.3)	$(2.0)	$(.4)
Net investment income (loss) reflected in non-operating income	272.9	(92.9)	193.9	365.8	(286.8)
Impact on income before taxes	$258.2	$(105.6)	$181.6	$363.8	$(287.2)

Net income (loss) attributable to our interest in the consolidated T. Rowe Price investment products	$140.6	$(36.8)	$98.2	$177.4	$(135.0)
Net income (loss) attributable to redeemable non-controlling interests (unrelated third-party investors)	117.6	(68.8)	83.4	186.4	(152.2)
Impact on income before taxes	$258.2	$(105.6)	$181.6	$363.8	$(287.2)

Provision for income taxes

Our effective tax rate for 2019 was 23.2%, compared with 25.8% for 2018 and 36.9% for 2017. The decrease in our effective tax rate in 2019 from 2018 was primarily due to higher net income attributable to redeemable non-controlling interests related to our consolidated T. Rowe Price investment products, as these earnings are not taxable to us, as well as a lower state tax rate from the Maryland state legislation in 2018, and the absence in 2019 of the 2018 nonrecurring charges related to the enactment of U.S. tax reform. The decrease in our effective tax rate in 2018 from 2017 was primarily due to the reduction in the U.S. federal corporate tax rate from 35% to 21% on January 1, 2018 following the enactment on December 22, 2017, of a comprehensive U.S. tax reform bill known as the Tax Cuts and Jobs Act ("Tax Reform"). For 2018 and 2017, the income tax provision includes nonrecurring charges of $20.8 million and $71.1 million, respectively, related to the enactment of U.S. tax reform as we adjusted our deferred tax asset and liability estimates.

On April 24, 2018, the state of Maryland enacted new state tax legislation. This new state tax legislation, effective in 2018, adopted a five-year phase-in of the single sales factor method of apportionment for calculating income tax for multi-state companies doing business in Maryland and is expected to result in a net benefit over time. Accordingly, we recognized a nonrecurring charge of $7.9 million during 2018 for the re-measurement of our deferred tax assets and liabilities to reflect the effect of this Maryland state tax legislation. Based on information currently available, we expect that the Maryland state tax legislation will reduce our effective state tax rate over the five-year phase-in period to less than 3%.

20

Table of ContentsC^<l3Q6*4v9%C:Mg

The following table reconciles the statutory federal income tax rate to our effective tax rate for the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
Statutory U.S. federal income tax rate	21.0%	21.0%	35.0%
Impact of nonrecurring charge relating to U.S. tax reform	—	.8	2.9
Impact of nonrecurring charge related to Maryland state tax legislation	—	.3	—
State income taxes for current year, net of federal income tax benefits(1)	4.3	4.6	3.9
Net income attributable to redeemable non-controlling interests	(1.0)	.7	(1.3)
Net excess tax benefits from stock-based compensation plans activity	(1.5)	(1.7)	(3.0)
Other items	.4	.1	(.6)
Effective income tax rate	23.2%	25.8%	36.9%

(1) State income tax benefits are reflected in the total benefits for net income attributable to redeemable non-controlling interests and stock-based compensation plans activity.

Our effective tax rate will continue to experience volatility in future periods as the tax benefits recognized from stock-based compensation are impacted by market fluctuations in our stock price and timing of option exercises. The rate will also be impacted by changes in our consolidated investment products that are driven by market fluctuations and changes in the proportion of their net income that is attributable to non-controlling interests. We currently estimate our effective tax rate for the full-year 2020 will be in the range of 23% to 26%.

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

The following schedules reconcile certain U.S. GAAP financial measures for each of the last five years.

	2019
(in millions)	Operating expenses	Net operating income	Non-operating income	Provision (benefit) for income taxes(7)	Net income attributable to T. Rowe Price Group	Diluted earnings per share(8)
U.S. GAAP Basis	$3,230.9	$2,387.0	$540.3	$678.4	$2,131.3	$8.70
Non-GAAP adjustments:
Consolidated T. Rowe Price investment products(1)	(7.9)	14.7	(272.9)	(35.7)	(104.9)	(.42)
Supplemental savings plan liability(2)	(73.2)	73.2	(67.9)	1.3	4.0	.02
Other non-operating income(3)	—	—	(73.5)	(18.7)	(54.8)	(.23)
Adjusted Non-GAAP Basis	$3,149.8	$2,474.9	$126.0	$625.3	$1,975.6	$8.07

20

Table of ContentsC^<l3Q6*4v9%C:Mg

	2018
(in millions)	Operating expenses	Net operating income	Non-operating income	Provision (benefit) for income taxes(7)	Net income attributable to T. Rowe Price Group	Diluted earnings per share(8)
U.S. GAAP Basis	$3,011.2	$2,361.4	$23.2	$615.9	$1,837.5	$7.27
Non-GAAP adjustments:
Consolidated T. Rowe Price investment products(1)	(6.5)	12.7	92.9	6.5	30.3	.12
Supplemental savings plan liability(2)	5.6	(5.6)	6.1	.1	.4	—
Other non-operating income(3)	—	—	(93.7)	(16.7)	(77.0)	(.30)
Nonrecurring charge related to enactment of U.S. tax reform(4)	—	—	—	(20.8)	20.8	.08
Nonrecurring charge related to enactment of Maryland state tax legislation(5)	—	—	—	(7.9)	7.9	.03
Nonrecurring net charge (recoveries) related to Dell appraisal rights matter(6)	15.2	(15.2)	—	(2.7)	(12.5)	(.05)
Adjusted Non-GAAP Basis	$3,025.5	$2,353.3	$28.5	$574.4	$1,807.4	$7.15

	2017
(in millions)	Operating expenses	Net operating income	Non-operating income	Provision (benefit) for income taxes(7)	Net income attributable to T. Rowe Price Group	Diluted earnings per share(8)
U.S. GAAP Basis	$2,746.1	$2,108.8	$396.3	$923.9	$1,497.8	$5.97
Non-GAAP adjustments:
Consolidated T. Rowe Price investment products(1)	(6.7)	12.3	(193.9)	(37.8)	(60.3)	(.24)
Supplemental savings plan liability(2)	(11.7)	11.7	(12.3)	(.3)	(.4)	—
Other non-operating income(3)	—	—	(190.1)	(73.4)	(116.7)	(.46)
Nonrecurring charge related to enactment of U.S. tax reform(4)	—	—	—	(71.1)	71.1	.28
Nonrecurring net charge (recoveries) related to Dell appraisal rights matter(6)	50.0	(50.0)	—	(19.6)	(30.4)	(.12)
Adjusted Non-GAAP Basis	$2,777.7	$2,082.8	$—	$721.7	$1,361.1	$5.43

	2016
(in millions)	Operating expenses	Net operating income	Non-operating income	Provision (benefit) for income taxes(7)	Net income attributable to T. Rowe Price Group	Diluted earnings per share(8)
U.S. GAAP Basis	$2,551.4	$1,733.4	$227.1	$706.5	$1,215.0	$4.75
Non-GAAP adjustments:
Consolidated T. Rowe Price investment products(1)	(6.5)	13.0	(121.1)	(27.1)	(42.0)	(.16)
Other non-operating income(3)	—	—	(106.0)	(41.7)	(64.3)	(.25)
Nonrecurring net charge (recoveries) related to Dell appraisal rights matter(6)	(66.2)	66.2	—	26.0	40.2	.15
Adjusted Non-GAAP Basis	$2,478.7	$1,812.6	$—	$663.7	$1,148.9	$4.49

20

Table of ContentsC^<l3Q6*4v9%C:Mg

	2015
(in millions)	Operating expenses	Net operating income	Non-operating income	Provision (benefit) for income taxes(7)	Net income attributable to T. Rowe Price Group	Diluted earnings per share(8)
U.S. GAAP Basis	$2,301.7	$1,898.9	$103.5	$779.4	$1,223.0	$4.63
Non-GAAP adjustments:
Consolidated T. Rowe Price investment products(1)	—	—	(1.5)	(.6)	(.9)	(.01)
Other non-operating income(3)	—	—	(102.0)	(40.2)	(61.8)	(.23)
Adjusted Non-GAAP Basis	$2,301.7	$1,898.9	$—	$738.6	$1,160.3	$4.39

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

(3)
This non-GAAP adjustment represents the other non-operating income (loss) and the net gains (losses) earned on our non-consolidated investment portfolio that are not designated as economic hedges of the supplemental savings plan liability, and, beginning in the second quarter of 2018, non-consolidated seed investments and other investments that are not part of the cash and discretionary investment portfolio. In the second quarter of 2018, we decided to retain the investment gains recognized on our non-consolidated cash and discretionary investments as these assets and related income (loss) are considered part of our core operations. The impact on previously reported non-GAAP measures is immaterial. We believe adjusting for these non-operating income (loss) items helps the reader’s ability to understand our core operating results and increases comparability to prior years. Additionally, we do not emphasize the impact of the portion of non-operating income (loss) removed when managing and evaluating our core performance.

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

(6)
In 2016, we recognized a nonrecurring charge, net of insurance recoveries, of $66.2 million related to our decision to compensate certain clients in regard to the Dell appraisal rights matter. In 2017, we recognized additional insurance recoveries of $50 million as a reduction in operating expenses. During 2018, we recognized an additional reduction in operating expenses of $15.2 million upon recovering a portion of the payments we made to our clients in 2016. We believe it is useful to our readers of our consolidated statements of income to adjust for these charges and nonrecurring recoveries in arriving at adjusted operating expenses, net operating income, provision for income taxes, net income attributable to T. Rowe Price Group and diluted earnings per share.

20

Table of ContentsC^<l3Q6*4v9%C:Mg

(7)
The income tax impacts were calculated in order to achieve an overall non-GAAP effective tax rate of 24.0% for 2019, 24.1% for 2018, 34.7% for 2017, 36.6% for 2016, and 38.9% for 2015. We estimate that our effective tax rate for the full-year 2020 on a non-GAAP basis will be in the range of 23.5% to 25.5%.

(8)	This non-GAAP measure was calculated by applying the two-class method to adjusted net income attributable to
T. Rowe Price Group divided by the weighted-average common shares outstanding assuming dilution. The calculation of net income allocated to common stockholders is as follows:

	Year ended
(in millions)	2019	2018	2017	2016	2015
Adjusted net income attributable to T. Rowe Price Group	$1,975.6	$1,807.4	$1,361.1	$1,148.9	$1,160.3
Less: net income allocated to outstanding restricted stock and stock unit holders	50.9	42.5	30.5	24.2	15.2
Adjusted net income allocated to common stockholders	$1,924.7	$1,764.9	$1,330.6	$1,124.7	$1,145.1

CAPITAL RESOURCES AND LIQUIDITY.

During 2019, stockholders’ equity increased from $6.1 billion to $7.1 billion. Tangible book value increased to $6.4 billion at December 31, 2019.

Sources of Liquidity

We remain debt-free with ample liquidity, including cash and investments in T. Rowe Price products as follows:

(in millions)	12/31/2019	12/31/2018
Cash and cash equivalents	$1,781.8	$1,425.2
Discretionary investments	1,899.6	1,597.1
Total cash and discretionary investments	3,681.4	3,022.3
Redeemable seed capital investments	1,325.6	1,118.9
Investments used to hedge the supplemental savings plan liability	561.1	381.3
Total cash and investments in T. Rowe Price products	$5,568.1	$4,522.5

Our discretionary investment portfolio is comprised primarily of short duration bond funds, which typically yield higher than money market rates, and asset allocation products. Cash and discretionary investments generated income of $126.0 million in 2019 as compared to $32.8 million in 2018. Cash and discretionary investments in T. Rowe Price products held by our subsidiaries outside the U.S. were $665.8 million at December 31, 2019, and $634.5 million at December 31, 2018. Given the availability of our financial resources and cash expected to be generated through future operations, we do not maintain an available external source of additional liquidity.

Our seed capital investments are redeemable, although we generally expect to be invested for several years for the products to build an investment performance history and until unrelated third-party investors substantially reduce our relative ownership percentage.

20

Table of ContentsC^<l3Q6*4v9%C:Mg

The cash and investment presentation on the consolidated balance sheet is based on how we account for the cash or investment. The following table details how T. Rowe Price Group’s interests in cash and T. Rowe Price investment products relate to where they are presented in the consolidated balance sheet as of December 31, 2019.

(in millions)	Cash and cash equivalents	Investments	Net assets of consolidated T. Rowe Price investment products *	12/31/2019
Cash and discretionary investments	$1,781.8	$1,831.8	$67.8	$3,681.4
Seed capital investments	—	276.7	1,048.9	1,325.6
Investments used to hedge the supplemental savings plan liability	—	561.1	—	561.1
Total cash and investments in T. Rowe Price products attributable to T. Rowe Price Group	1,781.8	2,669.6	1,116.7	5,568.1
Investment in UTI and other investments	—	270.2	—	270.2
Total cash and investments attributable to T. Rowe Price Group	1,781.8	2,939.8	1,116.7	5,838.3
Redeemable non-controlling interests	—	—	1,121.0	1,121.0
As reported on unaudited condensed consolidated balance sheet at December 31, 2019	$1,781.8	$2,939.8	$2,237.7	$6,959.3
* Net assets of consolidated T. Rowe Price investment products of $2,237.7 million at December 31, 2019, include assets of $2,276.9 million less liabilities of
$39.2 million as reflected in the consolidated balance sheet in Item 8. Financial Statements and Supplementary Data of this Form 10-K.

Our consolidated balance sheet reflects the cash and cash equivalents, investments, other assets and liabilities of those T. Rowe Price investment products we consolidate, as well as redeemable non-controlling interests for the portion of these T. Rowe Price investment products that are held by unrelated third-party investors. Although we can redeem our net interest in these T. Rowe Price investment products at any time, we cannot directly access or sell the assets held by the products to obtain cash for general operations. Additionally, the assets of these T. Rowe Price investment products are not available to our general creditors. Our interest in these T. Rowe Price investment products was used as initial seed capital and is recategorized as discretionary when it is determined by management that the seed capital is no longer needed. We assess the discretionary products and, when we decide to liquidate our interest, we seek to do so in a way as to not impact the product and, ultimately, the unrelated third-party investors.

Uses of Liquidity

We paid $3.04 per share in regular dividends in 2019, an increase of 8.6% over the $2.80 per share paid in 2018. Additionally, we expended $708.8 million in 2019 to repurchase 7.0 million shares, or 2.9%, of our outstanding common stock at an average price of $101.65 per share. These dividends and repurchases were expended using existing cash balances and cash generated from operations. We will generally repurchase our common stock over time to offset the dilution created by our equity-based compensation plans.

Since the end of 2016, we have returned $4.3 billion to stockholders through stock repurchases and our regular quarterly dividends, as follows:

(in millions)	Recurring dividend	Stock repurchases	Total cash returned to stockholders
2017	$562.6	$458.1	$1,020.7
2018	694.7	1,099.6	1,794.3
2019	733.6	708.8	1,442.4
Total	$1,990.9	$2,266.5	$4,257.4

We anticipate property and equipment expenditures for the full-year 2020 to be up to $210 million, of which about three-quarters is planned for technology initiatives. We expect to fund our anticipated capital expenditures with operating cash flows and other available resources.

20

Table of ContentsC^<l3Q6*4v9%C:Mg

The following tables summarize the cash flows for 2019, 2018 and 2017, that are attributable to T. Rowe Price Group, our consolidated T. Rowe Price investment products, and the related eliminations required in preparing the statement.

	2019
	Cash flow attributable to:
(in millions)	T. Rowe Price Group	Consolidated T. Rowe Price investment products	Elims	As reported
Cash flows from operating activities
Net income	$2,131.3	$258.2	$(140.6)	$2,248.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, amortization and impairments of property and equipment	190.8	—	—	190.8
Stock-based compensation expense	206.6	—	—	206.6
Net gains recognized on investments	(316.9)	—	140.6	(176.3)
Net investments in T. Rowe Price investment products used to economically hedge supplemental savings plan liability	(126.0)	—	—	(126.0)
Net change in trading securities held by consolidated T. Rowe Price investment products		(930.9)	—	(930.9)
Other changes in assets and liabilities	116.5	1.9	(8.8)	109.6
Net cash provided by (used in) operating activities	2,202.3	(670.8)	(8.8)	1,522.7
Net cash provided by (used in) investing activities	(489.3)	(18.4)	183.2	(324.5)
Net cash provided by (used in) financing activities	(1,356.4)	698.1	(174.4)	(832.7)
Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	—	(2.5)	—	(2.5)
Net change in cash and cash equivalents during period	356.6	6.4	—	363.0
Cash and cash equivalents at beginning of year	1,425.2	70.1	—	1,495.3
Cash and cash equivalents at end of period	$1,781.8	$76.5	$—	$1,858.3

	2018
	Cash flow attributable to:
(in millions)	T. Rowe Price Group	Consolidated T. Rowe Price investment products	Elims	As reported
Cash flows from operating activities
Net income	$1,837.5	$(105.6)	$36.8	$1,768.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, amortization and impairments of property and equipment	159.5	—	—	159.5
Stock-based compensation expense	197.1	—	—	197.1
Net gains recognized on investments	(13.7)	—	(36.8)	(50.5)
Net investments in T. Rowe Price investment products used to economically hedge supplemental savings plan liability	(129.5)	—	—	(129.5)
Net change in trading securities held by consolidated T. Rowe Price investment products	—	(437.0)	—	(437.0)
Other changes in assets and liabilities	127.2	(6.5)	(9.1)	111.6
Net cash provided by (used in) operating activities	2,178.1	(549.1)	(9.1)	1,619.9
Net cash provided by (used in) investing activities	(945.7)	(23.8)	94.0	(875.5)
Net cash provided by (used in) financing activities	(1,709.9)	555.3	(84.9)	(1,239.5)
Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	—	(15.4)	—	(15.4)
Net change in cash and cash equivalents during period	(477.5)	(33.0)	—	(510.5)
Cash and cash equivalents at beginning of year	1,902.7	103.1	—	2,005.8
Cash and cash equivalents at end of period	$1,425.2	$70.1	$—	$1,495.3

20

Table of ContentsC^<l3Q6*4v9%C:Mg

	2017
	Cash flow attributable to:
(in millions)	T. Rowe Price Group	Consolidated T. Rowe Price investment products	Elims	As reported
Cash flows from operating activities
Net income	$1,497.8	$181.6	$(98.2)	$1,581.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, amortization and impairments of property and equipment	143.6	—	—	143.6
Stock-based compensation expense	152.0	—	—	152.0
Realized gains on dispositions of available-for-sale T. Rowe Price investment products	(83.1)	—	—	(83.1)
Gains recognized upon transfer of an investment in a T. Rowe Price mutual fund from available-for-sale to held as trading	(23.6)			(23.6)
Net gains recognized on investments	(147.9)	—	98.2	(49.7)
Net investments in T. Rowe Price investment products used to economically hedge supplemental savings plan liability	(218.6)			(218.6)
Net change in trading securities held by consolidated T. Rowe Price investment products	—	(1,492.9)	—	(1,492.9)
Other changes in assets and liabilities	231.6	(4.0)	(7.0)	220.6
Net cash provided by (used in) operating activities	1,551.8	(1,315.3)	(7.0)	229.5
Net cash provided by (used in) investing activities	(33.9)	(64.2)	137.1	39.0
Net cash Provided by (used in) financing activities	(820.1)	1,411.7	(130.1)	461.5
Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	—	5.3	—	5.3
Net change in cash and cash equivalents during period	697.8	37.5	—	735.3
Cash and cash equivalents at beginning of year	1,204.9	65.6	—	1,270.5
Cash and cash equivalents at end of period	$1,902.7	$103.1	$—	$2,005.8

Operating activities
Operating activities attributable to T. Rowe Price Group during 2019 provided cash flows of $2,202.3 million, an increase of $24.2 million from the 2018 period. Operating cash flows increased by $334.6 million on higher net income after adjusting for significant non-cash activity including depreciation expense and stock-based compensation expense. This increase was offset in part by higher market gains on investments of $303.2 million due to stronger equity market returns compared to 2018. During 2019, we invested an additional $126.0 million in certain investment products that act as an economic hedge of our supplemental savings plan liability. This level of investment is comparable to the amount invested in 2018. Timing differences on the cash settlement of our assets and liabilities also increased operating cash flows by $10.7 million. The remaining change in reported cash flows from operating activities was attributable to the net change in trading securities held in our consolidated investment products’ underlying portfolios.

Operating activities attributable to T. Rowe Price Group during 2018 provided cash flows of $2,178.1 million, an increase of $626.3 million from the 2017 period. The increase in these operating cash flows was driven by $641.6 million of higher net income after adjusting for significant non-cash activity including depreciation expense, stock-based compensation expense and market gains on investments. Adjustments for market gains on investments decreased during 2018 in part due to a change in accounting guidance that we adopted on January 1, 2018. The remaining decrease in investment gain activity is due to lower gains as a result of weaker equity markets in 2018 compared with 2017. Additionally, during 2017, we invested $218.6 million into certain investment products to establish an economic hedge of our supplemental savings plan liability and invested an additional $129.5 million in 2018 in order to maintain it. The remaining $104.4 million decrease in operating cash flows attributable to T. Rowe Price Group relates to timing differences on the cash settlement of our assets and liabilities, including the settlement of insurance receivables during 2017 related to the Dell appraisal rights matter. The remaining change in reported cash flows from operating activities was attributable to the net change in trading securities held in our consolidated investment products’ underlying portfolios.

20

Table of ContentsC^<l3Q6*4v9%C:Mg

Investing activities
Net cash used in investing activities that are attributable to T. Rowe Price Group totaled $489.3 million in 2019, a decrease of $456.4 million compared with 2018. During 2018, we rebalanced our cash and discretionary investments portfolio resulting in the reallocation of cash and cash equivalents of $1.0 billion to certain T. Rowe Price fixed income funds. Such rebalancing did not recur in 2019. Excluding the impact of the reallocation in 2018, there were net purchases of discretionary investment products of $108.3 million during 2019, compared to net proceeds of $228.4 million. Also contributing to the decrease in 2019 reported cash flows used in investing activities were higher property and equipment expenditures of $36.1 million, an $89.2 million increase in the level of seed capital provided, and the absence of the proceeds from the sale of our 10% interest in Daiwa SB Investments Ltd. received in 2018 and included in other investing activity. Since we consolidate the seed capital in T. Rowe Price investment products, our seed capital was eliminated in preparing our consolidated statement of cash flows.

Net cash used in investing activities that are attributable to T. Rowe Price Group totaled $945.7 million in 2018, an increase of $911.8 million from the comparable 2017 period. During 2018, we rebalanced our cash and discretionary investments portfolio resulting in the reallocation of cash and cash equivalents of $1.0 billion to certain T. Rowe Price funds. Excluding these reallocations, net purchases of other discretionary investment products decreased $65.3 million during 2018 compared with 2017. These changes in investing cash flows during 2018 compared with 2017 were offset by a $43.1 million decrease in seed capital provided, a $17.6 million decrease in property and equipment expenditures, and a $95.8 million change in other investing activity, primarily relating to the sale of our 10% interest in Daiwa SB Investments Ltd. during the third quarter of 2018. Since we consolidate the seed capital in T. Rowe Price investment products, our seed capital was eliminated in preparing our consolidated statement of cash flows. The remaining change in reported cash flows from investing activities was attributable to a $40.4 million decrease in net cash removed from our balance sheet from consolidating and deconsolidating investment products during 2018 compared with the 2017 period.

Financing activities
Net cash used in financing activities attributable to T. Rowe Price Group were $1,356.4 million in 2019, a decrease of $353.5 million compared with $1,709.9 million in 2018. The decrease in cash used in financing activities was primarily driven by a $384.6 million decrease in the number of common stock repurchases we made in 2019 due to the stronger equity markets. This decrease was partially offset by a $39.6 million increase in dividends paid in 2019 as a result of an 8.6% increase in our quarterly dividend per share from 2018. The remaining change in reported cash flows from financing activities is primarily attributable to a $53.3 million increase in net subscriptions received from redeemable noncontrolling interest holders of our consolidated investment products during 2019 compared to 2018.

Net cash used in financing activities attributable to T. Rowe Price Group totaled $1,709.9 million in 2018 compared with $820.1 million in 2017. The increase was primarily driven by spending $632.2 million more in common stock repurchases in 2018 as market volatility provided an opportunity to buy back more shares. Additionally, a nearly 23% increase in our quarterly dividend per share resulted in paying $131.2 million more in dividends in 2018. The decline in our stock price in 2018 led to fewer stock options being exercised and a $126.3 million decrease in related cash proceeds compared with the 2017. The remaining change in reported cash flows from financing activities was primarily attributable to a $811.2 million decrease in net subscriptions received from redeemable non-controlling interest holders of our consolidated investment products during 2018 compared with the 2017 period.

20

Table of ContentsC^<l3Q6*4v9%C:Mg

CONTRACTUAL OBLIGATIONS.

The following table presents a summary of our future obligations under the terms of our supplemental savings plan, existing operating leases, and other contractual cash purchase commitments at December 31, 2019. The information presented does not include operating expenses or capital expenditures that will be committed in the normal course of operations in 2020 and future years. The information also excludes the $23.9 million of unrecognized tax benefits discussed in Note 9 to our consolidated financial statements because it is not possible to estimate the time period in which a payment might be made to the tax authorities.

	Total	2020	2021-2022	2023-2024	Thereafter
(in millions)
Supplemental savings plan liability(1)	$563	$7	$88	$103	$365
Noncancelable operating leases	164	27	50	41	46
Other purchase commitments(2)	320	206	69	24	21
Total	$1,047	$240	$207	$168	$432

(1) These obligations represent the amount of future expected funding requirements related to our supplemental savings plan. Payment periods are based on deferral elections made by participants. If no deferral election has been made, the obligation has been included in the "Thereafter" column as the timing of distributions will be determined upon termination of employment. We economically hedge this liability and the related market exposure with investments in certain T. Rowe Price products. The carrying value of these investments at December 31, 2019 was $561.1 million and was reported within the Investments line on our consolidated balance sheet. Either these investments or future cash flows from operations are expected to be used to fund the future liability payments.

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

We also have outstanding commitments to fund additional contributions to investment partnerships totaling $18.1 million at December 31, 2019. The vast majority of these additional contributions will be made to investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be called under certain circumstances.

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

We present those significant accounting policies used in the preparation of our consolidated financial statements as an integral part of those statements within this 2019 Annual Report. In the following discussion, we highlight and explain further certain of those policies that are most critical to the preparation and understanding of our financial statements.

20

Table of ContentsC^<l3Q6*4v9%C:Mg

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

We are the primary beneficiary if we have the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the VIE that could potentially be significant. Our SICAV funds and other T. Rowe Price investment products regulated outside the U.S. are determined to be VIEs. At December 31, 2019, we consolidated VIEs with net assets of $1.9 billion.

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

We evaluate the carrying amount of goodwill in our consolidated balance sheets for possible impairment on an annual basis in the third quarter of each year using a fair value approach. Goodwill would be considered impaired whenever our historical carrying amount exceeds the fair value of our investment advisory business. Our annual testing has demonstrated that the fair value of our investment advisory business (our market capitalization) exceeds our carrying amount (our stockholders’ equity) and, therefore, no impairment exists. Should we reach a different conclusion in the future, additional work would be performed to ascertain the amount of the noncash impairment charge to be recognized. We must also perform impairment testing at other times if an event or circumstance occurs indicating that it is more likely than not that an impairment has been incurred. The maximum future impairment of goodwill that we could incur is the amount recognized in our consolidated balance sheets, $665.7 million as of December 31, 2019.

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

20

Table of ContentsC^<l3Q6*4v9%C:Mg

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

Our future revenues and results of operations will fluctuate primarily due to changes in the total value and composition of assets under our management. Such changes result from many factors, including, among other things: cash inflows and outflows in the U.S. mutual funds and subadvised and separately managed accounts and other investment products, fluctuations in global financial markets that result in appreciation or depreciation of the assets under our management, our introduction of new mutual funds and investment products, and changes in retirement savings trends relative to participant-directed investments and defined contribution plans. The ability to attract and retain investors’ assets under our management is dependent on investor sentiment and confidence; the relative investment performance of the T. Rowe Price funds and other managed investment products as compared with competing offerings and market indexes; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; and our level of success in implementing our strategy to expand our business. Our revenues are substantially dependent on fees earned under contracts with the T. Rowe Price funds and could be adversely affected if the independent directors of one or more of the T. Rowe Price funds terminated or significantly altered the terms of the investment management or related administrative services agreements. Non-operating investment income will also fluctuate primarily due to the size of our investments, changes in their market valuations, and any other-than-temporary impairments that may arise or, in the case of our equity method investments, our proportionate share of the investees' net income.

Our future results are also dependent upon the level of our expenses, which are subject to fluctuation for the following or other reasons: changes in the level of our advertising and promotion expenses in response to market conditions, including our efforts to expand our investment advisory business to investors outside the U.S. and to further penetrate our distribution channels within the U.S.; the pace and level of spending to support key strategic priorities; variations in the level of total compensation expense due to, among other things, bonuses, restricted stock units and other equity grants, other incentive awards, our supplemental savings plan, changes in our employee count and mix, and competitive factors; any goodwill or other asset impairment that may arise; fluctuation in foreign currency exchange rates applicable to the costs of our international operations; expenses and capital costs, such as technology assets, depreciation, amortization, and research and development, incurred to maintain and enhance our administrative and operating services infrastructure; the timing of the assumption of all third party research payments, unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and disruptions of services, including those provided by third parties, such as fund and product recordkeeping, facilities, communications, power, and the mutual fund transfer agent and accounting systems.

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

20

Table of ContentsC^<l3Q6*4v9%C:Mg

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

EQUITY PRICE RISK.

The following table presents the equity price risk from our investments in T. Rowe Price investment products as they are carried at fair value. Investments in these products generally moderate market risk as they are diversified and invest in a number of different financial instruments. T. Rowe Price manages its cash and discretionary investments exposure to market risk by diversifying its investments among equity and fixed income portfolios. In addition, investment holdings may be altered from time to time in response to changes in market risks and other factors, as management deems appropriate. Seed capital investments, which are used for new product offerings, experience market volatility as we do not actively manage the market risk for these investments.

In order to quantify the sensitivity of our investments to changes in market valuations, we have chosen to use a variant of each product's net asset value to quantify the equity price risk, as we believe the volatility in each product's net asset value best reflects the underlying risk potential as well as the market trends surrounding each of its investment objectives. The potential future loss of value, before any income tax benefits, of these investments at December 31, 2019 was determined by using the lower of each product’s lowest net asset value per share during 2019 or its net asset value per share at December 31, 2019, reduced by 10%. In considering this presentation, it is important to note that: Not all products experienced their lowest net asset value per share on the same day; it is likely that the composition of the investment portfolio would be changed if adverse market conditions persisted; and we could experience future losses in excess of those presented below.

(in millions)	Fair value 12/31/2019	Potential lower value	Potential loss
Investments in T. Rowe Price products
Discretionary investments	$1,221.8	$1,099.6	$122.2	10%
Seed capital not consolidated	181.1	157.5	23.6	13%
Investments designated as an economic hedge of supplemental savings plan liability	561.1	474.4	86.7	15%
Total	$1,964.0	$1,731.5	$232.5	12%
Direct investment in consolidated T. Rowe Price investment products
Discretionary investments	$67.8	$58.3	$9.5	14%
Seed capital	1,048.9	905.3	143.6	14%
Total	$1,116.7	$963.6	$153.1	14%

Investment partnerships and other investments held at fair value	$99.7	$82.6	$17.1	17%

Any losses arising from the change in fair value of investments in T. Rowe Price products would result in a corresponding decrease, net of tax, in our net income attributable to T. Rowe Price Group. The direct investment in consolidated T. Rowe Price investment products represents our portion of the net assets of the product. Upon consolidation of these products, our direct investment is eliminated, and the net assets of the products are combined in our consolidated balance sheet, together with redeemable non-controlling interests, which represents the portion of the products that is owned by unrelated third-party investors. Any losses arising from the change in fair value of our direct investments in consolidated T. Rowe Price investment products would also result in a corresponding decrease, net of tax, in our net income attributable to T. Rowe Price Group.

20

Table of ContentsC^<l3Q6*4v9%C:Mg

CURRENCY TRANSLATION RISK.

Certain of our investments, including a few consolidated T. Rowe Price investment products, expose us to currency translation risk when the financial statements are translated into U.S. dollars ("USD"). Our most significant exposure relates to the translation of the financial statements of our equity method investment in UTI ($164.5 million at December 31, 2019). UTI's financial statements are denominated in Indian rupees ("INR") and are translated to USD each reporting period. We do not use derivative financial instruments to manage this currency risk, so both positive and negative fluctuations in the INR against the USD will affect accumulated other comprehensive income and the carrying amount of our investment. We had a cumulative translation loss, net of tax, of $46.9 million at December 31, 2019, related to our investment in UTI. Given the nature of UTI’s business, should conditions deteriorate in markets in which they operate, we are at risk for loss up to our carrying amount.

We operate in several countries outside the U.S. of which the United Kingdom is the most prominent. We incur operating expenses and have assets and liabilities denominated in currencies other than USD associated with these operations, although our revenues are predominately realized in USD. The majority of our currency translation risk on our consolidated balance sheet at December 31, 2019, related to cash and non-consolidated investments of $284.6 million that are denominated in foreign currencies. We do not believe that foreign currency fluctuations materially affect our results of operations.

20

Table of ContentsC^<l3Q6*4v9%C:Mg

Item 8.	Financial Statements and Supplementary Data.

20

Table of ContentsC^<l3Q6*4v9%C:Mg

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2019	12/31/2018
ASSETS
Cash and cash equivalents	$1,781.8	$1,425.2
Accounts receivable and accrued revenue	646.6	549.6
Investments	2,939.8	2,453.4
Assets of consolidated T. Rowe Price investment products ($1,975.3 million at December 31, 2019 and $1,392.6 million at December 31, 2018, related to variable interest entities)	2,276.9	1,680.4
Operating lease assets	110.8	—
Property and equipment, net	674.4	661.3
Goodwill	665.7	665.7
Other assets	234.4	253.7
Total assets	$9,330.4	$7,689.3

LIABILITIES
Accounts payable and accrued expenses	$214.5	$228.5
Liabilities of consolidated T. Rowe Price investment products ($27.0 million at December 31, 2019 and $22.7 million at December 31, 2018, related to variable interest entities)	39.2	38.7
Operating lease liabilities	146.3	—
Accrued compensation and related costs	112.1	123.3
Supplemental savings plan liability	563.4	380.0
Income taxes payable	31.8	54.2
Total liabilities	1,107.3	824.7

Commitments and contingent liabilities

Redeemable non-controlling interests	1,121.0	740.3

STOCKHOLDERS’ EQUITY
Preferred stock, undesignated, $.20 par value—authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value—authorized 750,000,000; issued 235,214,000 shares at December 31, 2019 and 238,069,000 at December 31, 2018	47.0	47.6
Additional capital in excess of par value	654.6	654.6
Retained earnings	6,443.5	5,464.1
Accumulated other comprehensive loss	(43.0)	(42.0)
Total permanent stockholders' equity	7,102.1	6,124.3
Total liabilities, redeemable non-controlling interests and permanent stockholders’ equity	$9,330.4	$7,689.3

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of ContentsC^<l3Q6*4v9%C:Mg

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	2019	2018	2017
Revenues
Investment advisory fees	$5,112.5	$4,850.6	$4,295.8
Administrative, distribution, and servicing fees	505.4	522.0	559.1
Net revenues	5,617.9	5,372.6	4,854.9

Operating expenses
Compensation and related costs	1,969.2	1,808.6	1,664.9
Distribution and servicing costs	262.5	281.2	262.6
Advertising and promotion	96.8	99.6	92.4
Product-related costs	153.2	157.1	146.0
Technology, occupancy, and facility costs	427.3	383.9	350.5
General, administrative, and other	321.9	296.0	279.7
Nonrecurring recoveries related to Dell appraisal rights matter	—	(15.2)	(50.0)
Total operating expenses	3,230.9	3,011.2	2,746.1

Net operating income	2,387.0	2,361.4	2,108.8

Non-operating income
Net gains on investments	260.4	119.2	198.3
Net gains (losses) on consolidated investment products	272.9	(92.9)	193.9
Other income (loss)	7.0	(3.1)	4.1
Total non-operating income	540.3	23.2	396.3

Income before income taxes	2,927.3	2,384.6	2,505.1
Provision for income taxes	678.4	615.9	923.9
Net income	2,248.9	1,768.7	1,581.2
Less: net income (loss) attributable to redeemable non-controlling interests	117.6	(68.8)	83.4
Net income attributable to T. Rowe Price Group	$2,131.3	$1,837.5	$1,497.8

Earnings per share on common stock of T. Rowe Price Group
Basic	$8.82	$7.41	$6.07
Diluted	$8.70	$7.27	$5.97

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of ContentsC^<l3Q6*4v9%C:Mg

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	2019	2018	2017
Net income	$2,248.9	$1,768.7	$1,581.2
Other comprehensive income (loss)
Currency translation adjustments:
Consolidated T. Rowe Price investment products—variable interest entities	(3.4)	(44.7)	66.4
Reclassification gains recognized in non-operating investment income upon deconsolidation of certain T. Rowe Price investment products	(.1)	(3.6)	(.1)
Total currency translation adjustments of consolidated T. Rowe Price investment products—variable interest entities	(3.5)	(48.3)	66.3
Equity method investments	2.4	(15.2)	2.6
Total currency translation adjustments	(1.1)	(63.5)	68.9
Net unrealized holding gains (losses) on available-for-sale investments	—	—	37.4
Reclassification of (gains) losses in accumulated other comprehensive income to non-operating investment income:
Capital gain distributions	—	—	(3.5)
Net gains realized on dispositions determined using average cost	—	—	(83.1)
Net unrealized gains recognized upon the transfer to trading investments	—	—	(23.6)
Total reclassification adjustments	—	—	(110.2)
Total net unrealized holding losses recognized in other comprehensive income	—	—	(72.8)

Other comprehensive loss before income taxes	(1.1)	(63.5)	(3.9)
Net deferred tax benefits	.5	9.2	10.0
Total other comprehensive income (loss)	(.6)	(54.3)	6.1
Total comprehensive income	2,248.3	1,714.4	1,587.3
Less: comprehensive income (loss) attributable to redeemable non-controlling interests	118.0	(94.9)	104.6
Comprehensive income attributable to T. Rowe Price Group	$2,130.3	$1,809.3	$1,482.7

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of ContentsC^<l3Q6*4v9%C:Mg

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2019	2018	2017
Cash flows from operating activities
Net income	$2,248.9	$1,768.7	$1,581.2
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and impairment of property and equipment	190.8	159.5	143.6
Stock-based compensation expense	206.6	197.1	152.0
Realized gains on dispositions of available-for-sale T. Rowe Price investment products	—	—	(83.1)
Gains recognized upon transfer of an investment in a T. Rowe Price mutual fund from available-for-sale to held as trading	—	—	(23.6)
Net gains recognized on other investments	(176.3)	(50.5)	(49.7)
Net investments in T. Rowe Price investment products used to economically hedge supplemental savings plan liability	(126.0)	(129.5)	(218.6)
Net change in securities held by consolidated T. Rowe Price investment products	(930.9)	(437.0)	(1,492.9)
Other changes in assets and liabilities	109.6	111.6	220.6
Net cash provided by operating activities	1,522.7	1,619.9	229.5

Cash flows from investing activities
Purchases of T. Rowe Price investment products	(239.7)	(1,124.0)	(39.9)
Dispositions of T. Rowe Price investment products	131.4	352.4	336.6
Net cash of T. Rowe Price investment products on consolidation (deconsolidation)	(18.4)	(23.8)	(64.2)
Additions to property and equipment	(204.6)	(168.5)	(186.1)
Other investing activity	6.8	88.4	(7.4)
Net cash provided by (used in) investing activities	(324.5)	(875.5)	39.0

Cash flows from financing activities
Repurchases of common stock	(705.8)	(1,090.4)	(458.1)
Common share issuances under stock-based compensation plans	83.3	74.8	201.1
Dividends paid to common stock and equity-award holders	(733.9)	(694.3)	(563.1)
Net subscriptions received from redeemable non-controlling interest holders	523.7	470.4	1,281.6
Net cash provided by (used in) financing activities	(832.7)	(1,239.5)	461.5
Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	(2.5)	(15.4)	5.3
Net change in cash and cash equivalents during period	363.0	(510.5)	735.3
Cash and cash equivalents at beginning of period, including $70.1 million at December 31, 2018 and $103.1 million at December 31, 2017 held by consolidated T. Rowe Price investment products	1,495.3	2,005.8	1,270.5
Cash and cash equivalents at end of period, including $76.5 million at December 31, 2019, $70.1 million at December 31, 2018, and $103.1 million at December 31, 2017, held by consolidated T. Rowe Price investment products	$1,858.3	$1,495.3	$2,005.8

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of ContentsC^<l3Q6*4v9%C:Mg

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (shares in thousands; dollars in millions)

	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2016	244,784	$49.0	$654.5	$4,293.6	$11.5	$5,008.6	$687.2
Net income	—	—	—	1,497.8	—	1,497.8	83.4
Other comprehensive income (loss), net of tax	—	—	—	—	(15.1)	(15.1)	21.2
Dividends declared ($2.28 per share)	—	—	—	(562.6)	—	(562.6)	—
Common stock-based compensation plans activity:
Shares issued upon option exercises	6,339	1.2	251.0	—	—	252.2	—
Restricted shares issued, net of shares withheld for taxes	(170)	—	(19.2)	—	—	(19.2)	—
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	789.1		(31.3)	—	—	(31.2)	—
Forfeiture of restricted awards	(19)	—	—	—	—	—	—
Stock-based compensation expense	—	—	152.0	—	—	152.0	—
Restricted stock units issued as dividend equivalents	—	—	.2	(.2)	—	—	—
Common shares repurchased	(6,612)	(1.3)	(161.1)	(295.7)	—	(458.1)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	1,243.7
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	(1,042.7)
Balances at December 31, 2017	245,111	49.0	846.1	4,932.9	(3.6)	5,824.4	992.8
Cumulative effect adjustment upon adoption of new financial instruments and accumulated other comprehensive income guidance on January 1, 2018(2)	—	—	—	22.4	(7.9)	14.5	—
Reclassification adjustment of stranded tax benefits on currency translation adjustments upon adoption of new AOCI(1) guidance on January 1, 2018	—	—	—	2.3	(2.3)	—	—
Balances at January 1, 2018	245,111	49.0	846.1	4,957.6	(13.8)	5,838.9	992.8
Net income	—	—	—	1,837.5	—	1,837.5	(68.8)
Other comprehensive income (loss), net of tax	—	—	—	—	(28.2)	(28.2)	(26.1)
Dividends declared ($2.80 per share)	—	—	—	(694.7)	—	(694.7)	—
Common stock-based compensation plans activity:
Shares issued upon option exercises	2,870.5		120.8	—	—	121.3	—
Restricted shares issued, net of shares withheld for taxes	(115)	—	(11.4)	—	—	(11.4)	—
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	1,053.2		(36.8)	—	—	(36.6)	—
Forfeiture of restricted awards	(14)	—	—	—	—	—	—
Stock-based compensation expense	—	—	197.1	—	—	197.1	—
Restricted stock units issued as dividend equivalents	—	—	.2	(.2)	—	—	—
Common shares repurchased	(10,836)	(2.1)	(461.4)	(636.1)	—	(1,099.6)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	468.8
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	(626.4)
Balances at December 31, 2018	238,069	$47.6	$654.6	$5,464.1	$(42.0)	$6,124.3	$740.3

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of ContentsC^<l3Q6*4v9%C:Mg

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (shares in thousands; dollars in millions)

	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2018	238,069	$47.6	$654.6	$5,464.1	$(42.0)	$6,124.3	$740.3
Net income	—	—	—	2,131.3	—	2,131.3	117.6
Other comprehensive income (loss), net of tax	—	—	—	—	(1.0)	(1.0)	.4
Dividends declared ($3.04 per share)	—	—	—	(733.6)	—	(733.6)	—
Common stock-based compensation plans activity:
Shares issued upon option exercises	2,924.6		147.9	—	—	148.5	—
Restricted shares withheld for taxes, net of shares issued	(41)	—	(5.9)	—	—	(5.9)	—
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	1,245.2		(59.5)	—	—	(59.3)	—
Forfeiture of restricted awards	(10)	—	—	—	—	—	—
Stock-based compensation expense	—	—	206.6	—	—	206.6	—
Restricted stock units issued as dividend equivalents	—	—	.2	(.2)	—	—	—
Common shares repurchased	(6,973)	(1.4)	(289.3)	(418.1)	—	(708.8)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	530.3
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	(267.6)
Balances at December 31, 2019	235,214	$47.0	$654.6	$6,443.5	$(43.0)	$7,102.1	$1,121.0
(1) Accumulated other comprehensive income
(2) Includes the reclassification of $1.7 million of stranded income taxes on available-for-sale investments resulting from U.S. tax law changes enacted on December 22, 2017, from accumulated other comprehensive income to retained earnings.

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of ContentsC^<l3Q6*4v9%C:Mg

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PREPARATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

T. Rowe Price Group, Inc. derives its consolidated revenues and net income primarily from investment advisory services that its subsidiaries provide to individual and institutional investors in the T. Rowe Price U.S. mutual funds ("U.S. mutual funds"), subadvised funds, separately managed accounts, and other T. Rowe Price products. We also provide certain investment advisory clients with related administrative services, including distribution, mutual fund transfer agent, accounting and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; brokerage, and trust services.

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

NEW ACCOUNTING GUIDANCE.
We adopted Accounting Standards Update No. 2016-02 — Leases (Topic 842) on January 1, 2019. The update required the recognition of right-of-use lease assets and liabilities on the balance sheet and the disclosure of qualitative and quantitative information about leasing arrangements. We adopted this standard using a modified retrospective approach without restating prior comparative periods. We also elected to use certain practical expedients that allowed us to not perform the following: (1) reassess whether expired or existing non-lease contracts that commenced before January 1, 2019 contained an embedded lease, (2) reevaluate the accounting classification of our existing operating leases, and (3) determine whether initial direct costs related to existing leases should be capitalized under this guidance. On January 1, 2019, we recognized operating lease assets totaling $168.7 million and corresponding operating lease liabilities of $168.7 million related primarily to our real estate leases. At implementation, we also reclassified $27.7 million in deferred rent liabilities related to these leases, reducing the recognized operating lease assets to $141.0 million. The adoption did not have a material impact on our results of operations; however, the initial recognition of our operating lease assets and operating lease liabilities on January 1, 2019, represented a non-cash investing activity that affected the amount reported in other changes in assets and liabilities in our unaudited condensed consolidated statements of cash flows. Our leases accounting policy is included in the Summary of Significant Accounting Policies section below. Additional information on our operating leases is included in Note 7 - Leases.

NEWLY ISSUED BUT NOT YET ADOPTED ACCOUNTING GUIDANCE.

In August 2018, the FASB issued Accounting Standards Update No. 2018-15 — Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This update provides additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We will adopt this guidance on January 1, 2020, using the prospective method of adoption. We do not expect any material impact on our financial position and results of operations in future periods.

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our consolidated statements, including those we have not yet adopted. We do not believe that any such guidance has or will have a material effect on our financial position or results of operations.

20

Table of ContentsC^<l3Q6*4v9%C:Mg

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Consolidation

Our consolidated financial statements include the accounts of all subsidiaries and T. Rowe Price investment products in which we have a controlling interest. We are deemed to have a controlling interest when we own the majority of a voting interest entity ("VOE") or are deemed to be the primary beneficiary of a variable interest entity ("VIE"). We perform an analysis of our investments to determine if the investment entity is a VOE or a VIE. Our analysis involves judgment and considers several factors, including an entity’s legal organization, capital structure, the rights of the equity investment holders, our ownership interest in the entity, and our contractual involvement with the entity. We continually review and reconsider our VOE or VIE conclusions upon the occurrence of certain events, such as changes to our ownership interest, changes to an entity’s legal structure, or amendments to governing documents. All material accounts and transactions between consolidated entities are eliminated in consolidation.

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

Redeemable non-controlling interests
We recognize redeemable non-controlling interests for the portion of the net assets of our consolidated T. Rowe Price investment products held by unrelated third-party investors as their interests are convertible to cash and other assets at their option. As such, we reflect redeemable non-controlling interests as temporary equity in our consolidated balance sheets.

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

We elected to value our interest in investment partnerships, for which market prices or quotations are not readily available, at fair value using the NAV per share as a practical expedient.

20

Table of ContentsC^<l3Q6*4v9%C:Mg

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

Concentration of risk

Concentration of credit risk in accounts receivable is believed to be minimal in that our clients generally have substantial assets, including those in the investment portfolios we manage for them.

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
We recognize operating lease expense on a straight-line basis over the lease term as part of technology, occupancy, and facility costs in our consolidated statements of income.

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

20

Table of ContentsC^<l3Q6*4v9%C:Mg

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

20

Table of ContentsC^<l3Q6*4v9%C:Mg

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

Distribution and servicing fees
The agreements for distribution and servicing fees earned from 12b-1 plans of the Advisor Class, R Class, and Variable Annuity II Class shares of the U.S. mutual funds have one performance obligation, as distribution services are not separately identifiable from shareholder servicing promises in the agreements and, therefore, are not distinct. Our performance obligation is satisfied at the point in time when an investor makes an investment into these share classes of the U.S. mutual funds. The fees for these distribution and servicing agreements are based on the assets under management in these share classes, which change based on fluctuations in financial markets, and represent variable consideration. These fees are generally constrained, and excluded from revenue, until the asset values on which our client is billed are not subject to financial market volatility. Accordingly, the majority of the distribution and servicing revenue disclosed in Note 3 - Information about Receivables, Revenues and Services relates to distribution and servicing obligations that were satisfied during prior periods. These fees are offset entirely by the distribution and servicing costs paid to third-party financial intermediaries that source the assets of these share classes.

Advertising

Costs of advertising are expensed the first time that the advertising takes place.

Stock-based compensation

We maintain three stockholder-approved employee long-term incentive plans (2012 Long-Term Incentive Plan, 2004 Stock Incentive Plan, and 2001 Stock Incentive Plan, collectively the LTI Plans) and two stockholder-approved non-employee director plans (2017 Non-Employee Director Equity Plan and 2007 Non-Employee Director Equity Plan, collectively the Director Plans). We believe that our stock-based compensation programs align the interests of our employees and directors with those of our common stockholders. As of December 31, 2019, a total of 22,213,930 shares were available for future grant under the 2012 Long-Term Incentive Plan and the 2017 Non-Employee Director Equity Plan (2017 Plan).

Under our LTI Plans, we have issued restricted shares and restricted stock units to employees that settle in shares of our common stock after vesting. Vesting of these awards is based on the individual continuing to render service over an average 5.0 year graded schedule. All restricted stockholders and restricted stock unit holders receive non-forfeitable cash dividends and cash dividend equivalents, respectively, on our dividend payable date. We are also authorized to grant qualified incentive and nonqualified fixed stock options with a maximum term of 10 years. We have not granted options to employees since 2015.

We grant performance-based restricted stock units to certain executive officers in which the number of restricted stock units ultimately retained is determined based on achievement of certain performance thresholds. The number of restricted stock units retained is also subject to similar time-based vesting requirements as the other restricted

20

Table of ContentsC^<l3Q6*4v9%C:Mg

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

NOTE 2 – CASH EQUIVALENTS.

Cash equivalent investments in the T. Rowe Price money market mutual funds aggregate $1,355.6 million at December 31, 2019, and $1,196.0 million at December 31, 2018. Dividends earned on these investments totaled $33.3 million in 2019, $27.0 million in 2018, and 9.1 million in 2017.

20

Table of ContentsC^<l3Q6*4v9%C:Mg

NOTE 3 – INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Revenues earned during the years ended December 31, 2019, 2018 and 2017 under agreements with clients include:

	2019
	Administrative, distribution, and servicing fees
(in millions)	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues
U.S. mutual funds	$3,452.5	$281.8	$120.0	$3,854.3
Subadvised and separate accounts and other investment products	1,660.0	—	—	1,660.0
Other clients	—	103.6	—	103.6
	$5,112.5	$385.4	$120.0	$5,617.9

	2018
	Administrative, distribution, and servicing fees
(in millions)	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues
U.S. mutual funds	$3,375.0	$302.2	$138.0	$3,815.2
Subadvised and separate accounts and other investment products	1,475.6	—	—	1,475.6
Other clients	—	81.8	—	81.8
	$4,850.6	$384.0	$138.0	$5,372.6

	2017
	Administrative, distribution, and servicing fees
(in millions)	Investment Advisory Fees	Administrative Fees	Distribution and servicing fees	Net Revenues
U.S. mutual funds	$3,080.0	$333.6	$147.0	$3,560.6
Subadvised and separate accounts and other investment products	1,215.8	—	—	1,215.8
Other clients	—	78.5	—	78.5
	$4,295.8	$412.1	$147.0	$4,854.9

The following table details the investment advisory fees earned from clients by their underlying asset class.

(in millions)	2019	2018	2017
U.S. mutual funds
Equity and blended assets	$2,952.2	$2,858.1	$2,571.7
Fixed income, including money market	500.3	516.9	508.3
	3,452.5	3,375.0	3,080.0
Subadvised and separate accounts and other investment products
Equity and blended assets	1,405.0	1,236.8	1,009.4
Fixed income, including money market	255.0	238.8	206.4
	1,660.0	1,475.6	1,215.8
Total	$5,112.5	$4,850.6	$4,295.8

20

Table of ContentsC^<l3Q6*4v9%C:Mg

The following table summarizes the investment portfolios and assets under management on which we earn investment advisory fees.

(in billions)	Average during			As of December 31,
	2019	2018	2017	2019	2018
U.S. mutual funds
Equity and blended assets	$513.6	$493.6	$447.5	$552.4	$441.1
Fixed income, including money market	126.8	128.2	121.0	130.3	123.4
	640.4	621.8	568.5	682.7	564.5
Subadvised and separate accounts and other investment products
Equity and blended assets	362.5	317.3	256.4	412.1	299.2
Fixed income, including money market	106.4	97.4	84.1	112.0	98.6
	468.9	414.7	340.5	524.1	397.8
Total	$1,109.3	$1,036.5	$909.0	$1,206.8	$962.3

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for about 6.9% and 6.2% of our assets under management at December 31, 2019 and 2018, respectively.

Total net revenues earned from T. Rowe Price investment products totaled $4,626.3 million in 2019, $4,453.6 million in 2018, and $4,038.8 million in 2017. Accounts receivable from these products aggregate to $424.8 million at December 31, 2019 and $354.8 million at December 31, 2018.

NOTE 4 – INVESTMENTS.

The carrying values of investments that are not part of the consolidated T. Rowe Price investment products are as follows:

(in millions)	12/31/2019	12/31/2018
Investments held at fair value
T. Rowe Price investment products	$1,402.9	$1,538.4
T. Rowe Price investment products designated as an economic hedge of supplemental savings plan liability	561.1	381.3
Investment partnerships and other investments	99.7	99.6
Equity method investments
T. Rowe Price investment products	705.6	276.2
26% interest in UTI Asset Management Company Limited (India)	164.5	152.4
Investment partnerships and other investments	5.0	4.5
U.S. Treasury note	1.0	1.0
Total	$2,939.8	$2,453.4

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

During 2019, we recognized $105.4 million of net unrealized gains on investments held at fair value that were still held at December 31, 2019. For 2018, we recognized $18.5 million of net unrealized losses on investments held at fair value that were still held at December 31, 2018. For 2017, the majority of unrealized gains or losses on investments held at fair value are included and presented with other comprehensive income.
Dividends, including capital gain distributions, earned on the T. Rowe Price investment products held at fair value, totaled $50.6 million in 2019, $36.0 million in 2018, and $19.2 million in 2017.

20

Table of ContentsC^<l3Q6*4v9%C:Mg

During the years ended December 31, 2019, 2018 and 2017, certain T. Rowe Price investment products in which we provided initial seed capital at the time of formation were deconsolidated, as we no longer had a controlling interest. Depending on our ownership interest, we are now reporting our residual interests in these T. Rowe Price investment products as either an equity method investment or an investment held at fair value. Additionally, during the years ended December 31, 2019, 2018 and 2017, certain T. Rowe Price investment products that were being accounted for as equity method investments were consolidated, as we regained a controlling interest. The net impact of these changes on our consolidated balance sheets and statements of income as of the dates the portfolios were deconsolidated or reconsolidated is detailed below.

(in millions)	2019	2018	2017
Net increase (decrease) in assets of consolidated T. Rowe Price investment products	$(380.5)	$(736.6)	$(1,397.2)
Net increase (decrease) in liabilities of consolidated T. Rowe Price investment products	$(15.0)	$17.6	$(153.1)
Net decrease in redeemable non-controlling interests	$(267.6)	$(626.4)	$(1,042.6)

Gains recognized upon deconsolidation	$.1	$3.6	$.1

The gains recognized upon deconsolidation were the result of reclassifying currency translation adjustments accumulated on certain T. Rowe Price investment products with non-USD functional currencies from accumulated other comprehensive income to non-operating income.
In 2018, we sold our 10% holding in Daiwa SB Investments Ltd. The realized gain is recognized in net gains on investments on our consolidated statement of income and represents the majority of the increase over the prior year periods.

VARIABLE INTEREST ENTITIES.

Our investments at December 31, 2019 and 2018, include interests in variable interest entities that we do not consolidate as we are not deemed the primary beneficiary. Our maximum risk of loss related to our involvement with these entities is as follows:

(in millions)	2019	2018
Investment carrying values	$156.0	$143.3
Unfunded capital commitments	18.1	27.3
Uncollected investment advisory and administrative fees	10.5	5.2
	$184.6	$175.8

The unfunded capital commitments, totaling $18.1 million at December 31, 2019, and $27.3 million at December 31, 2018, relate primarily to investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be called under certain circumstances.

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

20

Table of ContentsC^<l3Q6*4v9%C:Mg

consolidated T. Rowe Price investment products which are presented separately on our consolidated balance sheets and are detailed in Note 6.

	12/31/2019		12/31/2018
(in millions)	Level 1	Level 2	Level 1	Level 2
Cash equivalents held in T. Rowe Price money market funds	$1,355.6	$—	$1,196.0	$—
T. Rowe Price investment products	1,954.1	9.9	1,900.5	19.2
Total	$3,309.7	$9.9	$3,096.5	$19.2

At December 31, 2019, the reported investments held at fair value in Note 4 include $99.7 million of investments that are carried at fair value using the NAV per share as a practical expedient. These investments are not required to be included in the fair value hierarchy levels above.

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

The following table details the net assets of the consolidated T. Rowe Price investment products:

	12/31/2019			12/31/2018
(in millions)	VOE	VIE	Total	VOE	VIE	Total
Cash and cash equivalents(1)	$9.9	$66.6	$76.5	$18.5	$51.6	$70.1
Investments(2)	281.1	1,891.3	2,172.4	261.3	1,322.7	1,584.0
Other assets	10.6	17.4	28.0	8.0	18.3	26.3
Total assets	301.6	1,975.3	2,276.9	287.8	1,392.6	1,680.4
Liabilities	12.2	27.0	39.2	16.0	22.7	38.7
Net assets	$289.4	$1,948.3	$2,237.7	$271.8	$1,369.9	$1,641.7

Attributable to T. Rowe Price Group	$199.6	$917.1	$1,116.7	$175.3	$726.1	$901.4
Attributable to redeemable non-controlling interests	89.8	1,031.2	1,121.0	96.5	643.8	740.3
	$289.4	$1,948.3	$2,237.7	$271.8	$1,369.9	$1,641.7
(1) Cash and cash equivalents includes $9.1 million and $18.5 million at December 31, 2019 and 2018, respectively, of investments in
T. Rowe Price money market mutual funds.
(2) Investments include $40.2 million and $43.8 million at December 31, 2019 and 2018, respectively, of T. Rowe Price investment products.

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

20

Table of ContentsC^<l3Q6*4v9%C:Mg

The operating results of the consolidated T. Rowe Price investment products, are reflected in our consolidated statements of income as follows:

	2019			2018			2017
(in millions)	VOE	VIE	Total	VOE	VIE	Total	VOE	VIE	Total
Operating expenses reflected in net operating income	$(2.2)	$(12.5)	$(14.7)	$(1.9)	$(10.8)	$(12.7)	$(1.1)	$(11.2)	$(12.3)
Net gains (losses) reflected in non-operating income	31.0	241.9	272.9	(16.7)	(76.2)	(92.9)	18.8	175.1	193.9
Impact on income before taxes	$28.8	$229.4	$258.2	$(18.6)	$(87.0)	$(105.6)	$17.7	$163.9	$181.6

Net income (loss) attributable to T. Rowe Price Group	$21.3	$119.3	$140.6	$(6.3)	$(30.5)	$(36.8)	$13.3	$84.9	$98.2
Net income (loss) attributable to redeemable non-controlling interests	7.5	110.1	117.6	(12.3)	(56.5)	(68.8)	4.4	79.0	83.4
	$28.8	$229.4	$258.2	$(18.6)	$(87.0)	$(105.6)	$17.7	$163.9	$181.6

The operating expenses of these consolidated products are reflected in other operating expenses. In preparing our consolidated financial statements, we eliminated operating expenses of $6.8 million in 2019, $6.2 million in 2018, and $5.6 million in 2017, against the investment advisory and administrative fees earned from these products. The net gains (losses) reflected in non-operating income includes dividend and interest income and realized and unrealized gains and losses on the underlying securities held by the consolidated T. Rowe Price investment products.

The following table details the impact of these consolidated investment products on the individual lines of our consolidated statements of cash flows.

	2019			2018			2017
(in millions)	VOE	VIE	Total	VOE	VIE	Total	VOE	VIE	Total
Net cash provided by operating activities	$(7.2)	$(663.6)	$(670.8)	$(43.9)	$(505.2)	$(549.1)	$(33.0)	$(1,282.3)	$(1,315.3)
Net cash used in investing activities	(7.1)	(11.3)	(18.4)	(.8)	(23.0)	(23.8)	(9.0)	(55.2)	(64.2)
Net cash used in financing activities	5.7	692.4	698.1	56.1	499.2	555.3	38.8	1,372.9	1,411.7
FX impact on cash	—	(2.5)	(2.5)	—	(15.4)	(15.4)	—	5.3	5.3
Net change in cash and cash equivalents during period	(8.6)	15.0	6.4	11.4	(44.4)	(33.0)	(3.2)	40.7	37.5
Cash and cash equivalents at beginning of year	18.5	51.6	70.1	7.1	96.0	103.1	10.3	55.3	65.6
Cash and cash equivalents at end of year	$9.9	$66.6	$76.5	$18.5	$51.6	$70.1	$7.1	$96.0	$103.1

The net cash provided by financing activities includes $174.4 million in 2019, $84.9 million in 2018 and $130.1 million in 2017, of net subscriptions we made into the consolidated T. Rowe Price investment products, net of dividends received. These cash flows were eliminated in consolidation.

20

Table of ContentsC^<l3Q6*4v9%C:Mg

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

	12/31/2019		12/31/2018
(in millions)	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents	$9.1	$1.1	$19.3	$—
Equity securities	162.8	724.5	189.6	483.5
Fixed income securities	—	1,248.6	—	890.2
Other investments	2.7	33.8	1.7	19.0
	$174.6	$2,008.0	$210.6	$1,392.7

Liabilities	$(.4)	$(11.2)	$(.8)	$(12.8)

NOTE 7 – LEASES.
All of our leases are operating leases and primarily consist of real estate leases for corporate offices, data centers, and other facilities. As of December 31, 2019, the weighted-average remaining lease term on our leases is approximately 6.8 and the weighted-average discount rate used to measure the lease liabilities is 3.5%.
Operating lease expense for the year ended December 31, 2019, 2018, and 2017 was $29.0 million, $40.1 million, and $36.0 million, respectively. Charges related to our operating leases that are variable, including variable common area maintenance charges and other management-related costs, and not included in the measurement of the lease liabilities, were $10.0 million for the year ended December 31, 2019.
We made lease payments of $29.5 million during the year ended December 31, 2019. Our future undiscounted cash flows related to our operating leases and the reconciliation to the operating lease liability as of December 31, 2019, are as follows:

(in millions)	12/31/2019
2020	$26.6
2021	26.7
2022	23.8
2023	21.1
2024	19.6
Thereafter	46.6
Total future undiscounted cash flows	164.4
Less: imputed interest to be recognized in lease expense	(18.1)
Operating lease liabilities, as reported	$146.3

20

Table of ContentsC^<l3Q6*4v9%C:Mg

NOTE 8 – PROPERTY AND EQUIPMENT.

Property and equipment at December 31 consists of:

(in millions)	2019	2018
Computer and communications software and equipment	$963.8	$864.7
Buildings and improvements	466.1	454.5
Leasehold improvements	157.3	137.0
Furniture and other equipment	193.5	178.9
Land	33.4	37.4
Leased land	2.7	2.7
	1,816.8	1,675.2
Less accumulated depreciation and amortization	1,142.4	1,013.9
Total	$674.4	$661.3

Compensation and related costs attributable to the development of computer software for internal use, totaling $95.5 million in 2019, $85.5 million in 2018, and $62.3 million in 2017, have been capitalized.

NOTE 9 – INCOME TAXES.

The provision for income taxes consists of:

(in millions)	2019	2018	2017
Current income taxes
U.S. federal	$490.9	$484.2	$708.1
State and local	135.9	138.7	131.0
Foreign	18.3	28.5	13.1
Deferred income taxes (benefits)	33.3	(35.5)	71.7
Total	$678.4	$615.9	$923.9

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

20

Table of ContentsC^<l3Q6*4v9%C:Mg

Deferred income taxes and benefits arise from temporary differences between taxable income for financial statement and income tax return purposes. The deferred income taxes (benefits) recognized as part of our provision for income taxes is related to:

(in millions)	2019	2018	2017
Property and equipment	$3.0	$11.0	$(3.9)
Operating lease assets	(33.9)	—	—
Operating lease liabilities	33.9	—	—
Stock-based compensation	4.5	7.1	72.4
Accrued compensation	1.3	(2.2)	1.2
Supplemental savings plan liability	(33.6)	(17.4)	(8.3)
Asset impairments	(2.4)	.9	7.3
Unrealized holding gains recognized in non-operating income	63.0	(32.0)	10.7
Other	(2.5)	(2.9)	(7.7)
Total deferred income taxes (benefits)	$33.3	$(35.5)	$71.7

The following table reconciles the statutory federal income tax rate to our effective income tax rate.

	2019	2018	2017
Statutory U.S. federal income tax rate	21.0%	21.0%	35.0%
Impact of nonrecurring charge relating to U.S. tax reform	—	.8	2.9
Impact of nonrecurring charge related to Maryland state tax legislation	—	.3	—
State income taxes for current year, net of federal income tax benefits(1)	4.3	4.6	3.9
Net income attributable to redeemable non-controlling interests	(1.0)	.7	(1.3)
Net excess tax benefits from stock-based compensation plans activity	(1.5)	(1.7)	(3.0)
Other items	.4	.1	(.6)
Effective income tax rate	23.2%	25.8%	36.9%

(1) State income tax benefits are reflected in the total benefits for net income attributable to redeemable non-controlling interests and stock-based compensation plans activity.

20

Table of ContentsC^<l3Q6*4v9%C:Mg

The net deferred tax assets recognized in our consolidated balance sheets in other assets as of December 31 relate to the following:

(in millions)	2019	2018
Deferred tax liabilities
Property and equipment	$(49.3)	$(46.3)
Operating lease assets	(33.9)	—
Net unrealized holding gains recognized in income	(93.1)	(30.1)
Other	(22.1)	(20.4)
	(198.4)	(96.8)
Deferred tax assets
Stock-based compensation	81.1	85.6
Asset impairments	10.3	7.9
Operating lease liabilities	33.9	—
Accrued compensation	5.3	6.6
Supplemental savings plan	117.6	84.0
Currency translation adjustment	11.9	11.4
Other	15.4	11.2
	275.5	206.7
Net deferred tax asset	$77.1	$109.9

We intend to repatriate earnings of T. Rowe Price foreign subsidiaries to the U.S. in an amount not to exceed these subsidiaries' previously taxed earnings and profits ("PTEP"), which are estimated to be approximately $723 million at December 31, 2019.  These earnings as well as our pro rata share of the earnings of foreign corporations in which T. Rowe Price owns 10% or more were subject to the repatriation tax enacted with the U.S. tax reform and are treated as PTEP. As such, we did not record a deferred tax liability with respect to the U.S. federal or foreign withholding taxes as the PTEP should not be taxed in these jurisdictions. We did recognize a state deferred tax liability of $0.7 million for the intended repatriation as states have varying rules on taxation of these amounts.

Other assets include tax refund receivables of $31.8 million at December 31, 2019, and $21.9 million at December 31, 2018.

Cash outflows from operating activities include net income taxes paid of $677.3 million in 2019, $644.2 million in 2018, and $857.7 million in 2017.

Additional income tax benefit arising from stock-based compensation plans activity totaling $42.7 million in 2019, $40.6 million in 2018, and $75.5 million in 2017 reduced the amount of income taxes that would have otherwise been payable. These income tax benefits were recognized in the income tax provision.

The following table summarizes the changes in our unrecognized tax benefits.

(in millions)	2019	2018	2017
Balance at beginning of year	$16.1	$7.6	$6.2
Changes in tax positions related to
Current year	8.1	5.8	1.5
Prior years	.5	3.8	.1
Expired statute of limitations	(.8)	(1.1)	(.2)
Balance at end of year	$23.9	$16.1	$7.6

If recognized, these tax benefits would affect our effective tax rate; however, we do not expect that unrecognized tax benefits for tax positions taken with respect to 2019 and prior years will significantly change in 2020. The U.S. has concluded examinations related to federal tax obligations through the year 2016. A net interest payable related to our unrecognized tax benefits of $2.1 million at December 31, 2019, and $1.2 million at December 31, 2018, are

20

Table of ContentsC^<l3Q6*4v9%C:Mg

recognized in our consolidated balance sheets. Our accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as part of our provision for income taxes. Interest recognized as part of our provision for income taxes was not material.

NOTE 10 – STOCKHOLDERS' EQUITY.

SHARE REPURCHASES.

At December 31, 2019, a liability of $12.2 million is included in accounts payable and accrued expenses for common stock repurchases that settled during the first week of January 2019.

The Board of Directors has authorized the future repurchase of up to 17,375,047 common shares as of December 31, 2019.

RESTRICTED CAPITAL.

Our consolidated stockholders' equity at December 31, 2019, includes about $187 million that is restricted as to use by various regulations and agreements arising in the ordinary course of our business.

NOTE 11 – STOCK-BASED COMPENSATION.
SHARES AUTHORIZED FOR STOCK-BASED COMPENSATION PROGRAMS.

At December 31, 2019, a total of 36,377,502 shares of unissued common stock were authorized for issuance under our stock-based compensation plans. Additionally, a total of 1,964,676 shares are authorized for issuance under a plan whereby substantially all employees may acquire common stock through payroll deductions at prevailing market prices.

STOCK OPTIONS.

The following table summarizes the status of, and changes in, our stock options during 2019.

	Options	Weighted- average exercise price	Weighted-average remaining contractual term in years
Outstanding at December 31, 2018	11,300,393	$69.05
Exercised	(3,787,735)	$64.92
Forfeited	(116,751)	$76.69
Expired	(7,839)	$59.03
Outstanding at December 31, 2019	7,388,068	$71.06	3.8
Exercisable at December 31, 2019	6,716,511	$70.58	3.7

Compensation and related costs includes a charge for stock option-based compensation expense of $5.1 million in 2019, $15.3 million in 2018, and $28.1 million in 2017.

The total intrinsic value of options exercised was $170.9 million in 2019, $208.4 million in 2018, and $293.0 million in 2017. At December 31, 2019, the aggregate intrinsic value of in-the-money options outstanding was $375.2 million, including $344.3 million related to options exercisable.

20

Table of ContentsC^<l3Q6*4v9%C:Mg

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of, and changes in, our nonvested restricted shares and restricted stock units during 2019.

	Restricted shares	Restricted stock units	Weighted- average fair value
Nonvested at December 31, 2018	136,964	6,603,920	$87.07
Time-based grants	7,404	2,120,284	$120.22
Performance-based grants	—	84,240	$120.79
Vested (value at vest date was $227.1 million)	(126,885)	(1,741,795)	$84.18
Nonvested dividend equivalents granted to non-employee directors	—	1,808	$111.26
Forfeited	(10,079)	(350,196)	$87.84
Nonvested at December 31, 2019	7,404	6,718,261	$98.75

Nonvested at December 31, 2019 includes performance-based restricted stock units of 458,061. These nonvested performance-based restricted units include 213,000 units for which the performance period has lapsed, and the performance threshold has been met.

Compensation and related costs includes expenses for restricted shares and restricted stock units of $201.5 million in 2019, $181.8 million in 2018, and $124.0 million in 2017.

At December 31, 2019, non-employee directors held 57,243 vested stock units that will convert to common shares upon their separation from the Board.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense to be recognized over the remaining vesting periods of the stock-based awards outstanding at December 31, 2019. Estimated future compensation expense will change to reflect future grants, changes in the probability of performance thresholds being met, and adjustments for actual forfeitures.

(in millions)
First quarter 2020	$59.6
Second quarter 2020	54.5
Third quarter 2020	53.2
Fourth quarter 2020	46.3
Total 2020	213.6
2021 through 2025	198.0
Total	$411.6

20

Table of ContentsC^<l3Q6*4v9%C:Mg

NOTE 12 – EARNINGS PER SHARE CALCULATIONS.

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

(in millions)	2019	2018	2017
Net income attributable to T. Rowe Price Group	$2,131.3	$1,837.5	$1,497.8
Less: net income allocated to outstanding restricted stock and stock unit holders	55.3	43.6	33.9
Net income allocated to common stockholders	$2,076.0	$1,793.9	$1,463.9

Weighted-average common shares
Outstanding	235.4	242.2	241.2
Outstanding assuming dilution	238.6	246.9	245.1

The following table shows the weighted-average outstanding stock options that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive.

(in millions)	2019	2018	2017
Weighted-average outstanding stock options excluded	—	—	5.0

NOTE 13 – OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME.

The following table presents the impact of the components of other comprehensive income or loss on deferred tax benefits (income taxes).

(in millions)	2019	2018	2017
Net deferred tax benefits (income taxes) on:
Currency translation adjustments	$.5	$8.3	$(18.5)
Reclassification adjustment recognized in the provision for income taxes upon deconsolidation of T. Rowe Price investment product	—	.9	—
Total deferred tax benefits (income taxes) on currency translation adjustments	.5	9.2	(18.5)
Net unrealized holding gains or losses(1)	—	—	(14.6)
Reclassification adjustments recognized in the provision for income taxes:
Capital gain distributions	—	—	1.4
Net gains realized on dispositions	—	—	32.5
Net gains recognized upon transfer to trading investments	—	—	9.2
Net deferred tax benefits (income taxes) on net unrealized holding gains or losses	—	—	28.5
Total net deferred tax benefits	$.5	$9.2	$10.0

(1) On January 1, 2018, we implemented new accounting guidance that eliminated the available-for-sale investment category for equity securities and required unrealized holding gains on equity securities to be recognized in the consolidated income statement. Prior to this guidance, unrealized holding gains for available-for-sale equity securities were recognized in accumulated other comprehensive income and reclassified to the consolidated income statement upon sale of the investment. As a result of this change, reclassification of unrealized holding gains from accumulated other comprehensive income did not occur in 2019 or 2018.

20

Table of ContentsC^<l3Q6*4v9%C:Mg

The changes in each component of accumulated other comprehensive income (loss), including reclassification are presented below.

	Currency translation adjustments
(in millions)	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments	Net unrealized holding gains	Total
Balances at December 31, 2016	$(32.3)	$(8.4)	$(40.7)	$52.2	$11.5
Other comprehensive income (loss) before reclassifications and income taxes	2.6	45.2	47.8	37.4	85.2
Reclassification adjustments recognized in non-operating income	—	(.1)	(.1)	(110.2)	(110.3)
	2.6	45.1	47.7	(72.8)	(25.1)
Net deferred tax benefits (income taxes)	(.9)	(17.6)	(18.5)	28.5	10.0
Other comprehensive income (loss)	1.7	27.5	29.2	(44.3)	(15.1)
Balances at December 31, 2017	(30.6)	19.1	(11.5)	7.9	(3.6)
Reclassification of unrealized holding gains to retained earnings upon adoption of new financial instruments guidance(1)(2)	—	—	—	(7.9)	(7.9)
Reclassification adjustment of stranded tax benefits on currency translation adjustments upon adoption of new accumulated other comprehensive income guidance	(6.4)	4.1	(2.3)	—	(2.3)
Balance at January 1, 2018	(37.0)	23.2	(13.8)	—	(13.8)
Other comprehensive income (loss) before reclassifications and income taxes	(15.2)	(18.6)	(33.8)	—	(33.8)
Reclassification adjustments recognized in non-operating income	—	(3.6)	(3.6)	—	(3.6)
	(15.2)	(22.2)	(37.4)	—	(37.4)
Net deferred tax benefits (income taxes)	3.4	5.8	9.2	—	9.2
Other comprehensive income (loss)	(11.8)	(16.4)	(28.2)	—	(28.2)
Balances at December 31, 2018	(48.8)	6.8	(42.0)	—	(42.0)
Other comprehensive income (loss) before reclassifications and income taxes	2.4	(3.8)	(1.4)	—	(1.4)
Reclassification adjustments recognized in non-operating income	—	(.1)	(.1)	—	(.1)
	2.4	(3.9)	(1.5)	—	(1.5)
Net deferred tax benefits (income taxes)	(.5)	1.0	.5	—	.5
Other comprehensive income (loss)	1.9	(2.9)	(1.0)	—	(1.0)
Balances at December 31, 2019	$(46.9)	$3.9	$(43.0)	$—	$(43.0)

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

20

Table of ContentsC^<l3Q6*4v9%C:Mg

NOTE 14 – DELL APPRAISAL RIGHTS MATTER.

In 2016, we paid $166.2 million to compensate certain U.S. mutual funds, trusts, subadvised clients, and separately managed accounts (collectively, "Clients") for the denial of their appraisal rights by the Delaware Chancery Court ("Court") in connection with the 2013 leveraged buyout of Dell, Inc. ("Dell"). Later in 2016 and 2017, we entered into settlement agreements totaling $150.0 million with our insurance carrier. These insurance proceeds were recognized in operating expenses as an offset to the charge we recognized for compensation paid to Clients in operating expenses.

In 2018, all parties settled with Dell, and the Court approved final adjustments to the compensation paid to Clients in final non-appealable judgments. As a result, we obtained repayments from Clients, of which we retained the first $15.2 million and paid the remaining amount received back to our insurers. We recognized $15.2 million as a reduction in operating expenses in 2018. The net impact of the Dell appraisal matter on our financial statements was $1.0 million of operating expenses.

NOTE 15 – COMMITMENTS AND CONTINGENCIES.

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

20

NOTE 16 – OTHER DISCLOSURES.

RETIREMENT PLANS.

Compensation and related costs includes expense recognized for our defined contribution retirement plans of $104.6 million in 2019, $105.6 million in 2018, and $89.4 million in 2017.

SUPPLEMENTAL SAVINGS PLAN.

The Supplemental Savings Plan provides certain senior officers the opportunity to defer receipt of up to 100% of their cash incentive compensation earned for a respective calendar year during which services are provided. The amounts deferred are adjusted in accordance with the hypothetical investments chosen by the officer from a list of mutual funds. The officer can initially defer these amounts for a period of two to 15 years. Certain senior officers elected to defer $107.5 million in 2019, $118.9 million in 2018, and $95.5 million in 2017.

NOTE 17 – SUPPLEMENTARY QUARTERLY FINANCIAL DATA (Unaudited).

	Net revenues	Net income(1)(2)(3)	Net income attributable to T. Rowe Price Group(1)(2)(3)	Basic earnings on common stock(1)(2)(3)(4)	Diluted earnings on common stock(1)(2)(3)(4)
	(in millions)			(per share)
2019
1st quarter	$1,327.3	$554.0	$512.6	$2.11	$2.09
2nd quarter	$1,395.2	$555.9	$527.5	$2.18	$2.15
3rd quarter	$1,426.7	$545.1	$545.9	$2.26	$2.23
4th quarter	$1,468.7	$593.9	$545.3	$2.27	$2.24

2018
1st quarter	$1,328.0	$455.5	$453.7	$1.81	$1.77
2nd quarter	$1,345.0	$459.6	$448.9	$1.81	$1.77
3rd quarter	$1,394.6	$581.6	$583.0	$2.34	$2.30
4th quarter	$1,305.0	$272.0	$351.9	$1.43	$1.41

(1)During the fourth quarter of 2018, we recognized a $15.2 million reduction in operating expenses, or $0.05, in diluted earnings per share, upon recovering a portion of the payments we made to our clients in 2016. For more details related to the Dell appraisal rights matter, see Note 14 to the consolidated financial statements.

(2)During the second quarter of 2018 we recognized a nonrecurring charge of 20.8 million, or $0.08 in diluted earnings per share related to the U.S. tax law changes that were enacted on December 22, 2017, and a nonrecurring charge of $7.9 million, or $.03 in diluted earnings per share for the remeasurement of our deferred tax assets and liabilities to reflect the effect of Maryland state tax legislation enacted on April 24, 2018. See Note 9 to the consolidated financial statements for further details.

(3)During the third quarter of 2018, we recognized a realized gain of $.27 in diluted earnings per share from the sale of our 10% holding in Daiwa SB Investments Ltd.

(4)The sums of quarterly earnings per share may not equal annual earnings per share because the computations are done independently.

20

Table of ContentsC^<l3Q6*4v9%C:Mg

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
T. Rowe Price Group, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of T. Rowe Price Group, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, “the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that:
(1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the assets under management data used in the calculation of investment advisory fees revenue

As discussed in Note 1 to the consolidated financial statements, the Company recognizes fees for its investment advisory agreements based on a percentage of its assets under management (AUM). AUM represents a significant input to the calculation of investment advisory fees. The Company recognized $3.5 billion in investment advisory fees related to T. Rowe Price U.S. mutual funds (Funds) during the year ended December 31, 2019. Specifically as it pertains to the Funds, AUM is transmitted through multiple information technology (IT) systems used in the calculation of investment advisory fee revenue.

20

Table of ContentsC^<l3Q6*4v9%C:Mg

We identified the evaluation of AUM for the Funds transmitted through multiple IT systems as a critical audit matter given the importance of maintaining the AUM data to be input into the calculation of investment advisory fee revenues. There is a high degree of effort involved in performing procedures to address the Company’s use of multiple IT systems to maintain the AUM data. Such procedures require specialized skills to test the AUM data as it is processed through multiple IT systems.
The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls over the Company’s revenue processes, including manual controls that reconcile AUM between IT systems. We involved IT professionals with specialized skills and knowledge, who assisted in the testing of general IT controls and the interface of data between multiple IT systems used to maintain AUM. To assess the AUM, we compared AUM used in the calculation of investment advisory fees to the source IT systems and to audited financial statements, for a selection of Funds.

/s/ KPMG LLP

We have served as the Company’s auditor since 2001.
Baltimore, Maryland
February 13, 2020

20

Table of ContentsC^<l3Q6*4v9%C:Mg

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of December 31, 2019, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including our Form 10-K annual report, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the fourth quarter of 2019, and has concluded that there was no change during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on our internal control over financial reporting and the attestation report of KPMG LLP follow after Item 9B.

Item 9B. Other Information.

None.

20

Table of ContentsC^<l3Q6*4v9%C:Mg

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

Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2019, in relation to criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, we believe that the Company’s internal control over financial reporting was effective as of December 31, 2019.

KPMG LLP, an independent registered public accounting firm, has audited our financial statements that are included in this annual report and expressed an unqualified opinion thereon. KPMG has also expressed an unqualified opinion on the effective operation of our internal control over financial reporting as of December 31, 2019.

February 13, 2020

/s/ William J. Stromberg
President, Chief Executive Officer, and Chairman of the Board of Directors

/s/ Céline S. Dufétel
Vice President, Chief Financial Officer and Treasurer

20

Table of ContentsC^<l3Q6*4v9%C:Mg

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
T. Rowe Price Group, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited T. Rowe Price Group, Inc. and subsidiaries’ (the "Company") internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, "the consolidated financial statements"), and our report dated February 13, 2020 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Baltimore, Maryland
February 13, 2020

20

Table of ContentsC^<l3Q6*4v9%C:Mg

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item as to the identification of our executive officers is furnished in a separate item at the end of Part I of this Report. Other information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2019 for the 2020 Annual Meeting of our stockholders.

Item 11.	Executive Compensation.

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2019 for the 2020 Annual Meeting of our stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters.

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2019 for the 2020 Annual Meeting of our stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2019 for the 2020 Annual Meeting of our stockholders.

Item 14.	Principal Accountant Fees and Services.

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2019 for the 2020 Annual Meeting of our stockholders.

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

	3(i)	Charter of T. Rowe Price Group, Inc., as reflected by Articles of Restatement dated June 20, 2018. (Incorporated by reference from Form 10-Q Quarterly Report filed on July 25, 2018.)

	3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc., as of February 12, 2019. (Incorporated by reference from Form 8-K Current Report filed on February 13, 2019.)

	4.1	Description of Capital Stock

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

20

Table of ContentsC^<l3Q6*4v9%C:Mg

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

20

Table of ContentsC^<l3Q6*4v9%C:Mg

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

10.18.14	*	Form of Notice of Grant of Restricted Stock Units Award issued under the T. Rowe Price Group, Inc. 2012 Long-Term Incentive Plan.

20

Table of ContentsC^<l3Q6*4v9%C:Mg

10.19	*	Supplemental Savings Plan (Incorporated by reference from Form S-8 registration statement filed on October 23, 2014.)

10.19.1	*	Supplemental Savings Plan - Schedule 1 - Sponsoring Employers (Incorporated by reference from Form S-8 registration statement filed on October 23, 2014.)

10.19.2	*	Supplemental Savings Plan - Schedule 2 - UK Addendum (Incorporated by reference from Form S-8 registration statement filed on October 23, 2014.)

10.19.3	*	Supplemental Savings Plan - Schedule 3 - Sweden Addendum (Incorporated by reference from Form S-8 registration statement filed on July 27, 2016.)

10.19.4	*	Supplemental Savings Plan - Schedule 4 - Luxembourg Addendum (Incorporated by reference from Form S-8 registration statement filed on July 27, 2016.)

10.21	*	Employment Agreement as of March 15, 2016, between T. Rowe Price International Limited and Christopher Alderson. (Incorporated by reference from Form 10-Q filed on April 26, 2016.)

10.23	*	2017 Non-Employee Director Equity Plan, as amended

10.23.1	*
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

20

Table of ContentsC^<l3Q6*4v9%C:Mg

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 13, 2020.

T. Rowe Price Group, Inc.
By: /s/ William J. Stromberg, President, Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 13, 2020.

/s/ William J. Stromberg, President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Mark S. Bartlett, Director

/s/ Mary K. Bush, Director

/s/ Dina Dublon, Director

/s/ Freeman A. Hrabowski III, Director

/s/ Robert F. MacLellan, Director

/s/ Olympia J. Snowe, Director

/s/ Robert J. Stevens, Director

/s/ Richard R. Verma, Director

/s/ Sandra S. Wijnberg, Director

/s/ Alan D. Wilson, Director

/s/ Céline S. Dufétel, Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Jessica M. Hiebler, Vice President (Principal Accounting Officer)

20