Form 10-Q
period 2020-03-31
PRICE T ROWE GROUP INC
filed 2020-04-28
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, April 24, 2020, is 227,548,883.
The exhibit index is at Item 6 on page 36.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	3/31/2020	12/31/2019
ASSETS
Cash and cash equivalents	$1,562.4	$1,781.8
Accounts receivable and accrued revenue	585.3	646.6
Investments	2,731.3	2,939.8
Assets of consolidated T. Rowe Price investment products ($1,795.8 million at March 31, 2020 and $1,975.3 million at December 31, 2019, related to variable interest entities)	2,024.3	2,276.9
Operating lease assets	137.6	110.8
Property and equipment, net	675.2	674.4
Goodwill	665.7	665.7
Other assets	255.1	234.4
Total assets	$8,636.9	$9,330.4

LIABILITIES
Accounts payable and accrued expenses	$198.5	$214.5
Liabilities of consolidated T. Rowe Price investment products ($72.0 million at March 31, 2020 and $27.0 million at December 31, 2019, related to variable interest entities)	82.9	39.2
Operating lease liabilities	172.6	146.3
Accrued compensation and related costs	215.4	112.1
Supplemental savings plan liability	504.2	563.4
Income taxes payable	58.3	31.8
Total liabilities	1,231.9	1,107.3

Commitments and contingent liabilities

Redeemable non-controlling interests	971.0	1,121.0

STOCKHOLDERS’ EQUITY
Preferred stock, undesignated, $.20 par value – authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value—authorized 750,000,000; issued 227,985,000 shares at March 31, 2020 and 235,214,000 at December 31, 2019	45.6	47.0
Additional capital in excess of par value	654.6	654.6
Retained earnings	5,782.9	6,443.5
Accumulated other comprehensive loss	(49.1)	(43.0)
Total permanent stockholders’ equity	6,434.0	7,102.1
Total liabilities, redeemable non-controlling interests, and permanent stockholders’ equity	$8,636.9	$9,330.4

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended
	3/31/2020	3/31/2019
Revenues
Investment advisory fees	$1,327.8	$1,194.2
Administrative, distribution, and servicing fees	134.8	133.1
Net revenues	1,462.6	1,327.3

Operating expenses
Compensation and related costs	440.7	491.5
Distribution and servicing	65.7	66.4
Advertising and promotion	24.9	21.6
Product-related costs	41.6	44.2
Technology, occupancy, and facility costs	105.4	98.1
General, administrative, and other	77.1	73.0
Total operating expenses	755.4	794.8

Net operating income	707.2	532.5

Non-operating income (loss)
Net gains (losses) on investments	(154.6)	100.1
Net gains (losses) on consolidated investment products	(330.3)	101.9
Other income (loss)	(15.4)	.8
Total non-operating income (loss)	(500.3)	202.8

Income before income taxes	206.9	735.3
Provision for income taxes	40.3	181.3
Net income	166.6	554.0
Less: net income (loss) attributable to redeemable non-controlling interests	(176.5)	41.4
Net income attributable to T. Rowe Price Group	$343.1	$512.6

Earnings per share on common stock of T. Rowe Price Group
Basic	$1.43	$2.11
Diluted	$1.41	$2.09

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three months ended
	3/31/2020	3/31/2019
Net income	$166.6	$554.0
Other comprehensive income (loss)
Currency translation adjustments
Consolidated T. Rowe Price investment products - variable interest entities	(25.1)	(5.8)
Reclassification gains recognized in non-operating income upon deconsolidation of certain T. Rowe Price investment products	(.1)	(.1)
Total currency translation adjustments of consolidated T. Rowe Price investment products - variable interest entities	(25.2)	(5.9)
Equity method investments	(.1)	4.9
Other comprehensive loss before income taxes	(25.3)	(1.0)
Net deferred tax benefits	2.0	.1
Total other comprehensive loss	(23.3)	(.9)

Total comprehensive income	143.3	553.1
Less: comprehensive income (loss) attributable to redeemable non-controlling interests	(193.7)	40.1
Total comprehensive income attributable to T. Rowe Price Group	$337.0	$513.0

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three months ended
	3/31/2020	3/31/2019
Cash flows from operating activities
Net income	$166.6	$554.0
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	46.1	41.9
Stock-based compensation expense	58.3	43.5
Net (gains) losses recognized on investments	167.3	(82.0)
Net investments in T. Rowe Price investment products used to economically hedge supplemental savings plan liability	(8.9)	(18.2)
Net change in securities held by consolidated T. Rowe Price investment products	234.6	(184.2)
Other changes in assets and liabilities	123.7	223.7
Net cash provided by operating activities	787.7	578.7

Cash flows from investing activities
Purchases of T. Rowe Price investment products	(225.1)	(15.6)
Dispositions of T. Rowe Price investment products	299.1	33.5
Net cash of T. Rowe Price investment products on deconsolidation	(.8)	(3.4)
Additions to property and equipment	(46.0)	(47.7)
Other investing activity	.4	(.6)
Net cash provided by (used in) investing activities	27.6	(33.8)

Cash flows from financing activities
Repurchases of common stock	(891.3)	(231.0)
Common share issuances under stock-based compensation plans	38.1	43.6
Dividends paid to common stockholders of T. Rowe Price Group	(215.2)	(184.6)
Net subscriptions received from redeemable non-controlling interest holders	76.1	66.0
Net cash used in financing activities	(992.3)	(306.0)

Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	(1.2)	(.7)

Net change in cash and cash equivalents during period	(178.2)	238.2
Cash and cash equivalents at beginning of period, including $76.5 million at December 31, 2019, and $70.1 million at December 31, 2018, held by consolidated T. Rowe Price investment products	1,858.3	1,495.3
Cash and cash equivalents at end of period, including $117.7 million at March 31, 2020, and $76.1 million at March 31, 2019, held by consolidated T. Rowe Price investment products	$1,680.1	$1,733.5

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Three months ended 3/31/2020
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2019	235,214	$47.0	$654.6	$6,443.5	$(43.0)	$7,102.1	$1,121.0
Net income	—	—	—	343.1	—	343.1	(176.5)
Other comprehensive loss, net of tax	—	—	—	—	(6.1)	(6.1)	(17.2)
Dividends declared ($0.90 per share)	—	—	—	(214.7)	—	(214.7)	—
Shares issued upon option exercises	1,068.2		41.1	—	—	41.3	—
Net shares issued upon vesting of restricted stock units	37	—	(3.0)	—	—	(3.0)	—
Stock-based compensation expense	—	—	58.3	—	—	58.3	—
Restricted stock units issued as dividend equivalents	—	—	.1	(.1)	—	—	—
Common shares repurchased	(8,334)	(1.6)	(96.5)	(788.9)	—	(887.0)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	63.8
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	(20.1)
Balances at March 31, 2020	227,985	$45.6	$654.6	$5,782.9	$(49.1)	$6,434.0	$971.0

	Three months ended 3/31/2019
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2018	238,069	$47.6	$654.6	$5,464.1	$(42.0)	$6,124.3	$740.3
Net income	—	—	—	512.6	—	512.6	41.4
Other comprehensive income (loss), net of tax	—	—	—	—	.4	.4	(1.3)
Dividends declared ($0.76 per share)	—	—	—	(183.8)	—	(183.8)	—
Shares issued upon option exercises	830.2		44.8	—	—	45.0	—
Net shares issued upon vesting of restricted stock units	14	—	(1.2)	—	—	(1.2)	—
Forfeiture of restricted awards	(5)	—	—	—	—	—	—
Stock-based compensation expense	—	—	43.5	—	—	43.5	—
Common shares repurchased	(2,476)	(.5)	(87.2)	(142.1)	—	(229.8)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	85.9
Net reconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	20.4
Balances at March 31, 2019	236,432	$47.3	$654.5	$5,650.8	$(41.6)	$6,311.0	$886.7

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

The unaudited interim financial information contained in these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2019 Annual Report.

NEW ACCOUNTING GUIDANCE.

We adopted Accounting Standards Update No. 2018-15 — Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract on January 1, 2020 using the prospective method of adoption. This update required implementation costs incurred in cloud computing arrangements to be deferred and recognized over the term of the hosting arrangement. A hosting arrangement is an agreement that allows customers, like us, to access and use software on an as-needed basis without having possession of the software. Beginning on January 1, 2020, we are required to defer such qualifying implementation costs. As of March 31, 2020, we capitalized an immaterial amount of implementation costs incurred in a cloud computing arrangement. Accordingly, the adoption of this guidance did not have a material impact on our consolidated balance sheets or our consolidated statements of income.

NEWLY ISSUED BUT NOT YET ADOPTED ACCOUNTING GUIDANCE

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our unaudited condensed consolidated statements, including those we have not yet adopted. We do not believe that any such guidance has or will have a material effect on our financial position or results of operations.

U.S. ECONOMIC RELIEF LEGISLATION

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief and Economic Security ("CARES") Act. The CARES Act provides economic relief to eligible businesses and individuals impacted by the novel coronavirus pandemic. We are currently assessing what impact, if any, the CARES Act’s provisions will have on our financial position and results of operations, but we do not believe the impact will be material.

NOTE 2 – INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Revenues earned during the first quarter of 2020 and 2019 under agreements with clients include:

	Three months ended 3/31/2020				Three months ended 3/31/2019
		Administrative, distribution, and servicing fees				Administrative, distribution, and servicing fees
(in millions)	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues
U.S. mutual funds	$876.2	$77.2	$27.9	$981.3	$815.9	$76.6	$30.2	$922.7
Subadvised and separate accounts and other investment products	451.6	—	—	451.6	378.3	—	—	378.3
Other clients	—	29.7	—	29.7	—	26.3	—	26.3
	$1,327.8	$106.9	$27.9	$1,462.6	$1,194.2	$102.9	$30.2	$1,327.3

Total net revenues earned from our related parties, specifically T. Rowe Price investment products, aggregate $1,207.7 million and $1,093.4 million for the three months ended March 31, 2020 and 2019, respectively. Accounts receivable from these products aggregate to $374.3 million at March 31, 2020, and $424.8 million at December 31, 2019.

The following table details the investment advisory fees earned from clients by their underlying asset class.

	Three months ended
(in millions)	3/31/2020	3/31/2019
U.S. mutual funds
Equity and blended assets	$749.8	$694.5
Fixed income, including money market	126.4	121.4
	876.2	815.9
Subadvised and separate accounts and other investment products
Equity and blended assets	385.2	318.8
Fixed income, including money market	66.4	59.5
	451.6	378.3
Total	$1,327.8	$1,194.2

The following table summarizes the assets under management on which we earn investment advisory fees.

	Average during
	three months ended		As of
(in billions)	3/31/2020	3/31/2019	3/31/2020	12/31/2019
U.S. mutual funds
Equity and blended assets	$525.0	$487.6	$443.6	$552.4
Fixed income, including money market	129.3	122.5	118.7	130.3
	654.3	610.1	562.3	682.7
Subadvised and separate accounts and other investment products
Equity and blended assets	396.3	332.9	340.9	412.1
Fixed income, including money market	112.1	100.5	105.6	112.0
	508.4	433.4	446.5	524.1
Total	$1,162.7	$1,043.5	$1,008.8	$1,206.8

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for 7.4% and 6.9% of our assets under management at March 31, 2020, and December 31, 2019, respectively.

NOTE 3 – INVESTMENTS.

The carrying values of our investments that are not part of the consolidated T. Rowe Price investment products are as follows:

(in millions)	3/31/2020	12/31/2019
Investments held at fair value
T. Rowe Price investment products	$1,088.1	$1,402.9
T. Rowe Price investment products designated as an economic hedge of supplemental savings plan liability	500.0	561.1
Investment partnerships and other investments	105.5	99.7
Equity method investments
T. Rowe Price investment products	864.5	705.6
26% interest in UTI Asset Management Company Limited (India)	166.8	164.5
Investment partnerships and other investments	5.4	5.0
U.S. Treasury note	1.0	1.0
Total	$2,731.3	$2,939.8

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

During the three months ended March 31, 2020, net losses on investments included $103.6 million of net unrealized losses related to investments held at fair value that were still held at March 31, 2020. For the same period of 2019, the net gains on investments included $50.6 million of net unrealized gains on investments held at fair value that were still held at March 31, 2019.

During the three months ended March 31, 2020 and 2019, certain T. Rowe Price investment products in which we provided initial seed capital at the time of formation were deconsolidated, as we no longer had a controlling interest. Depending on our ownership interest, we are now reporting our residual interests in these T. Rowe Price investment products as either an equity method investment or an investment held at fair value. Additionally, during the three months ended March 31, 2019, certain T. Rowe Price investment products that were being accounted for as equity method investments were consolidated, as we regained a controlling interest. The net impact of these changes on our unaudited condensed consolidated balance sheets and statements of income as of the dates the portfolios were deconsolidated or reconsolidated is detailed below.

	Three months ended
(in millions)	3/31/2020	3/31/2019
Net increase (decrease) in assets of consolidated T. Rowe Price investment products	$(46.2)	$12.3
Net decrease in liabilities of consolidated T. Rowe Price investment products	$(2.4)	$(.9)
Net increase (decrease) in redeemable non-controlling interests	$(20.1)	$20.4

Gains recognized upon deconsolidation	$.1	$.1

The gains or losses recognized upon deconsolidation were the result of reclassifying currency translation adjustments accumulated on certain T. Rowe Price investment products with non-USD functional currencies from accumulated other comprehensive income to non-operating income (loss).

VARIABLE INTEREST ENTITIES.

Our investments at March 31, 2020 and December 31, 2019, include interests in variable interest entities that we do not consolidate as we are not deemed the primary beneficiary. Our maximum risk of loss related to our involvement with these entities is as follows:

(in millions)	3/31/2020	12/31/2019
Investment carrying values	$129.4	$156.0
Unfunded capital commitments	15.6	18.1
Uncollected investment advisory and administrative fees	7.1	10.5
	$152.1	$184.6

The unfunded capital commitments totaling $15.6 million and $18.1 million at March 31, 2020 and December 31, 2019, respectively, relate primarily to the investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be called under certain circumstances.

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

	3/31/2020		12/31/2019
(in millions)	Level 1	Level 2	Level 1	Level 2
Cash equivalents held in T. Rowe Price money market funds	$1,164.9	$—	$1,355.6	$—
T. Rowe Price investment products	1,075.7	12.4	1,393.0	9.9
T. Rowe Price investment products designated as an economic hedge of supplemental savings plan liability	500.0	—	561.1	—
Total	$2,740.6	$12.4	$3,309.7	$9.9

As required by the accounting guidance, the fair value hierarchy levels table above does not include the investment partnerships and other investments for which fair value is estimated using their NAV per share as a practical expedient. The carrying value of these investments as disclosed in Note 3 were $105.5 million at March 31, 2020 and $99.7 million at December 31, 2019.

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

The following table details the net assets of the consolidated T. Rowe Price investment products:

	3/31/2020			12/31/2019
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Cash and cash equivalents(1)	$23.1	$94.6	$117.7	$9.9	$66.6	$76.5
Investments(2)	197.3	1,641.3	1,838.6	281.1	1,891.3	2,172.4
Other assets	8.1	59.9	68.0	10.6	17.4	28.0
Total assets	228.5	1,795.8	2,024.3	301.6	1,975.3	2,276.9
Liabilities	10.9	72.0	82.9	12.2	27.0	39.2
Net assets	$217.6	$1,723.8	$1,941.4	$289.4	$1,948.3	$2,237.7

Attributable to T. Rowe Price Group	$155.0	$815.4	$970.4	$199.6	$917.1	$1,116.7
Attributable to redeemable non-controlling interests	62.6	908.4	971.0	89.8	1,031.2	1,121.0
	$217.6	$1,723.8	$1,941.4	$289.4	$1,948.3	$2,237.7

(1) Cash and cash equivalents includes $22.5 million and $9.1 million at March 31, 2020, and December 31, 2019, respectively, of T. Rowe Price money market mutual funds.
(2) Investments includes $35.3 million and $40.2 million at March 31, 2020, and December 31, 2019, respectively, of T. Rowe Price investment products.

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

The operating results of the consolidated T. Rowe Price investment products for the three months ended March 31, 2020 and 2019, are reflected in our unaudited condensed consolidated statements of income as follows:

	Three months ended
	3/31/2020			3/31/2019
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(.2)	$(3.5)	$(3.7)	$(.3)	$(2.8)	$(3.1)
Net investment income (loss) reflected in non-operating income (loss)	(35.2)	(295.1)	(330.3)	8.0	93.9	101.9
Impact on income before taxes	$(35.4)	$(298.6)	$(334.0)	$7.7	$91.1	$98.8

Net income (loss) attributable to T. Rowe Price Group	$(22.6)	$(134.9)	$(157.5)	$8.7	$48.7	$57.4
Net income (loss) attributable to redeemable non-controlling interests	(12.8)	(163.7)	(176.5)	(1.0)	42.4	41.4
	$(35.4)	$(298.6)	$(334.0)	$7.7	$91.1	$98.8

The operating expenses of the consolidated investment products are reflected in other operating expenses. In preparing our unaudited condensed consolidated financial statements, we eliminated operating expenses of $2.5 million and $1.5 million for the three months ended March 31, 2020 and 2019, respectively, against the investment advisory and administrative fees earned from these products. The net investment income (loss) reflected in non-

operating income (loss) includes dividend and interest income and realized and unrealized gains and losses on the underlying securities held by the consolidated T. Rowe Price investment products.

The table below details the impact of these consolidated investment products on the individual lines of our unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019.

	Three months ended
	3/31/2020			3/31/2019
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Net cash provided by operating activities	$11.3	$(87.0)	$(75.7)	$(28.7)	$(65.0)	$(93.7)
Net cash provided by (used in) investing activities	(.8)	—	(.8)	(5.1)	1.7	(3.4)
Net cash used in financing activities	2.7	116.2	118.9	31.6	72.2	103.8
Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	—	(1.2)	(1.2)	—	(.7)	(.7)
Net change in cash and cash equivalents during period	13.2	28.0	41.2	(2.2)	8.2	6.0
Cash and cash equivalents at beginning of year	9.9	66.6	76.5	18.5	51.6	70.1
Cash and cash equivalents at end of period	$23.1	$94.6	$117.7	$16.3	$59.8	$76.1

The net cash provided by financing activities during the three months ended March 31, 2020 and 2019 includes $42.8 million and $37.8 million, respectively, of net subscriptions we made into the consolidated T. Rowe Price investment products, net of dividends received. These cash flows were eliminated in consolidation.

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

	3/31/2020		12/31/2019
(in millions)	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents	$22.5	$—	$9.1	$1.1
Equity securities	149.9	548.3	162.8	724.5
Fixed income securities	—	1,097.9	—	1,248.6
Other investments	3.3	39.2	2.7	33.8
	$175.7	$1,685.4	$174.6	$2,008.0

Liabilities	$(2.3)	$(31.9)	$(.4)	$(11.2)

NOTE 6 – STOCKHOLDERS’ EQUITY.

Accounts payable and accrued expenses includes liabilities of $7.9 million at March 31, 2020, and $12.2 million at December 31, 2019, for common stock repurchases that settled during the first week of April 2020 and January 2020, respectively.

NOTE 7 – STOCK-BASED COMPENSATION.

STOCK OPTIONS.

The following table summarizes the status of, and changes in, our stock options during the three months ended March 31, 2020.

	Options	Weighted- average exercise price
Outstanding at December 31, 2019	7,388,068	$71.06
Exercised	(1,540,694)	$67.50
Forfeited	(1,428)	$76.00
Outstanding at March 31, 2020	5,845,946	$72.00
Exercisable at March 31, 2020	5,176,419	$71.50

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of, and changes in, our nonvested restricted shares and restricted stock units during the three months ended March 31, 2020.

	Restricted shares	Restricted stock units	Weighted-average fair value
Nonvested at December 31, 2019	7,404	6,718,261	$98.75
Time-based grants	—	15,184	$126.33
Dividend equivalents granted to non-employee directors	—	643	$98.80
Vested	—	(62,499)	$95.26
Forfeited	—	(34,004)	$97.30
Nonvested at March 31, 2020	7,404	6,637,585	$98.85

Nonvested at March 31, 2020, includes 403,008 performance-based restricted stock units, including 318,768 restricted stock units for which the performance period has expired, and the performance threshold has been met.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense to be recognized over the remaining vesting periods of the stock-based awards outstanding at March 31, 2020. Estimated future compensation expense will change to reflect future grants of restricted stock awards and units, future option grants, changes in the probability of performance thresholds being met, and adjustments for actual forfeitures.

(in millions)
Second quarter 2020	$54.5
Third quarter 2020	53.2
Fourth quarter 2020	46.2
2021	108.1
2022 through 2026	90.0
Total	$352.0

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

	Three months ended
(in millions)	3/31/2020	3/31/2019
Net income attributable to T. Rowe Price Group	$343.1	$512.6
Less: net income allocated to outstanding restricted stock and stock unit holders	9.4	13.0
Net income allocated to common stockholders	$333.7	$499.6

Weighted-average common shares
Outstanding	234.1	236.6
Outstanding assuming dilution	236.8	239.6

NOTE 9 – OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS.

The changes in each component of accumulated other comprehensive loss, including reclassification adjustments for the three months ended March 31, 2020 and 2019 are presented in the table below.

	Three months ended 3/31/2020			Three months ended 3/31/2019
	Currency translation adjustments			Currency translation adjustments
(in millions)	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments
Balances at beginning of period	$(46.9)	$3.9	$(43.0)	$(48.8)	$6.8	$(42.0)
Other comprehensive income (loss) before reclassifications and income taxes	(.1)	(7.9)	(8.0)	4.9	(4.5)	.4
Reclassification adjustments recognized in non-operating income	—	(.1)	(.1)	—	(.1)	(.1)
	(.1)	(8.0)	(8.1)	4.9	(4.6)	.3
Net deferred tax benefits (income taxes)	—	2.0	2.0	(1.1)	1.2	.1
Other comprehensive income (loss)	(.1)	(6.0)	(6.1)	3.8	(3.4)	.4
Balances at end of period	$(47.0)	$(2.1)	$(49.1)	$(45.0)	$3.4	$(41.6)

The other comprehensive income (loss) in the table above excludes $17.2 million and $1.3 million of other comprehensive loss related to redeemable non-controlling interests held in our consolidated products for the three months ended March 31, 2020 and 2019, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES.

On February 14, 2017, T. Rowe Price Group, Inc., T. Rowe Price Associates, Inc., T. Rowe Price Trust Company, current and former members of the management committee, and trustees of the T. Rowe Price U.S. Retirement Program were named as defendants in a lawsuit filed in the United States District Court for the District of Maryland. The lawsuit alleges breaches of ERISA’s fiduciary duty and prohibited transaction provisions on behalf of a class of all participants and beneficiaries of the T. Rowe Price 401(k) Plan from February 14, 2011, to the time of judgment. The matter has been certified as a class action. T. Rowe Price believes the claims are without merit and is vigorously defending the action. This matter is in the expert discovery phase of litigation and we cannot predict the eventual outcome, or whether it will have a material negative impact on our financial results, or estimate the possible loss or range of loss that may arise from any negative outcome.

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

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries (the Company) as of March 31, 2020, the related condensed consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2020 and 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 13, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
April 28, 2020

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

We manage a broad range of U.S., international and global stock, bond, and money market mutual funds and other investment products, which meet the varied needs and objectives of individual and institutional investors. Investment advisory revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets under management affect our revenues and results of operations. Additionally, approximately 30% of our operating expenses are impacted by fluctuations in our assets under management.

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

MARKET TRENDS.

U.S. stocks plunged in the later part of the first quarter of 2020. After starting the year on a strong note, equities fell as a coronavirus outbreak that originated in China in late 2019 rapidly spread to other countries and was deemed a global pandemic. The sell-off intensified in March, as the coronavirus spread rapidly in the U.S., prompting government officials to close schools, nonessential businesses, and public facilities. The Federal Reserve took drastic actions to increase financial market liquidity and support the flow of credit to consumers and businesses. Stocks did pare some losses in the final days of the quarter as the Trump administration and Congress passed into law a massive economic stimulus bill.

Stocks in developed non-U.S. equity markets declined broadly; returns for U.S. investors were hurt by a stronger U.S. dollar versus many other currencies. In Asia, Australian shares fell more than 33%, while equities in Japan and Hong Kong declined roughly 17%. In Europe, equity markets in Spain and Italy, where the coronavirus outbreak has been severe, fell roughly 30% and 29%, respectively.

Stocks in emerging equity markets declined slightly more than developed markets. In emerging Europe markets, Russian shares fell more than 36% amid plunging oil prices following OPEC heavyweight Saudi Arabia’s decision to increase production and offer discounts to global customers. Emerging Asian markets were negative, though Chinese shares held up best with losses of roughly 10%. China’s lockdown efforts started to ease late in the first quarter, which helped equities recover partially from earlier losses. In Latin America, all major markets posted losses of at least 30%.

Returns of several major equity market indexes for the first quarter of 2020, were as follows:

Three months ended
Index	3/31/2020
S&P 500 Index	(19.6)%
NASDAQ Composite Index(1)	(14.2)%
Russell 2000 Index	(30.6)%
MSCI EAFE (Europe, Australasia, and Far East) Index	(22.7)%
MSCI Emerging Markets Index	(23.6)%
 (1) Returns exclude dividends

Global bond returns were largely negative in U.S. dollar terms. In the U.S. investment-grade universe, Treasuries surged as the Federal Reserve slashed short-term interest rates to near 0%, announced massive purchases of U.S. government bonds and other securities, and rolled out a variety of programs and “facilities” intended to boost market liquidity and the flow of credit. The 10-year Treasury note yield decreased from 1.92% at the end of 2019 to 0.70% at the end of March. Mortgage-backed securities significantly lagged Treasuries amid substantial mortgage refinancing activity. Asset-backed securities posted slightly negative returns, while corporate bonds declined in anticipation of weaker corporate profits and a recession. Municipal bonds underperformed taxable bonds. High yield bonds posted significant losses as the yield difference between higher- and lower-quality bonds widened dramatically.

Bonds in developed non-U.S. countries produced negative returns in U.S. dollar terms. Bond prices climbed as longer-term interest rates in many countries declined, but most major currencies fell versus the dollar, reducing returns to U.S. investors. Most developed market governments unveiled fiscal stimulus measures, while most central banks responded with significant monetary easing programs.

Emerging markets bonds were broadly negative. U.S. dollar-denominated emerging markets bonds slightly outperformed local currency bonds amid broad dollar strength. Most developing market currencies declined during the quarter.

Returns for several major bond market indexes for the first quarter of 2020, were as follows:

Three months ended
Index	3/31/2020
Bloomberg Barclays U.S. Aggregate Bond Index	3.2%
JPMorgan Global High Yield Index	(14.9)%
Bloomberg Barclays Municipal Bond Index	(.6)%
Bloomberg Barclays Global Aggregate Ex-U.S. Dollar Bond Index	(2.7)%
JPMorgan Emerging Markets Bond Index Plus	(8.7)%

ASSETS UNDER MANAGEMENT.

Assets under management ended the first quarter of 2020 at $1,008.8 billion, a decrease of $198.0 billion from December 31, 2019. Net cash outflows were $6.0 billion, and clients transferred $4.4 billion in net assets from the U.S. mutual funds to other investment products, of which $4.3 billion was transferred to retirement date trusts. Market depreciation and losses, net of dividends not reinvested, reduced our assets under management by $192.0 billion in the first quarter of 2020.

The following tables detail changes in our assets under management, by vehicle and asset class during the first quarter of 2020:

	Three months ended 3/31/2020
(in billions)	U.S. mutual funds	Subadvised and separate accounts	Other investment products	Total
Assets under management at beginning of period	$682.7	$313.8	$210.3	$1,206.8

Net cash flows before client transfers	(7.5)	(3.5)	5.0	(6.0)
Client transfers	(4.4)	—	4.4	—
Net cash flows after client transfers	(11.9)	(3.5)	9.4	(6.0)
Net market appreciation (depreciation) and income	(108.4)	(49.2)	(34.3)	(191.9)
Net distributions reinvested (not reinvested)	(.1)	—	—	(.1)
Change during the period	(120.4)	(52.7)	(24.9)	(198.0)

Assets under management at March 31, 2020	$562.3	$261.1	$185.4	$1,008.8

	Three months ended 3/31/2020
(in billions)	Equity	Fixed income, including money market	Multi-asset(1)	Total
Assets under management at beginning of period	$698.9	$147.9	$360.0	$1,206.8

Net cash flows	(5.7)	3.0	(3.3)	(6.0)
Net market appreciation (depreciation) and income(2)	(123.9)	(4.6)	(63.5)	(192.0)
Change during the period	(129.6)	(1.6)	(66.8)	(198.0)
Assets under management at March 31, 2020	$569.3	$146.3	$293.2	$1,008.8
(1) The underlying assets under management of the multi-asset portfolios have been aggregated and presented in this category and not reported in the equity and fixed income columns.
(2) Includes distributions reinvested and not reinvested.

Investment advisory clients outside the U.S. account for about 7.4% of our assets under management at March 31, 2020 and 6.9% at December 31, 2019.

Our target date retirement products, which are included in the multi-asset totals shown above, continue to be a significant part of our assets under management. Assets under management in these portfolios were as follows:

	As of
(in billions)	3/31/2020	12/31/2019
Target date retirement U.S. mutual funds	$132.0	$164.8
Target date separately managed retirement accounts	7.1	8.4
Target date retirement trusts	103.1	119.2
	$242.2	$292.4

Net cash inflows into our target date retirement products were $.7 billion in the first quarter of 2020. A redemption in a risk-managed strategy from a large institutional investor was the primary driver of the multi-asset outflows during the first quarter of 2020.

INVESTMENT PERFORMANCE.

Strong investment performance and brand awareness is a key driver to attracting and retaining assets—and to our long-term success. The percentage of our U.S. mutual funds(1) (across primary share classes) that outperformed their comparable Morningstar median on a total return basis and that are in the top Morningstar quartile for the one-, three-, five-, and 10-years ended March 31, 2020, were:

	1 year	3 years	5 years	10 years
Outperformed Morningstar median(2)
All funds	50%	60%	72%	76%
Multi-asset funds	44%	59%	76%	84%

Top Morningstar quartile(2)
All funds	19%	28%	41%	50%
Multi-asset funds	8%	24%	50%	68%
(1) Excludes passive and fund categories not ranked by Morningstar.
(2) Source: © 2020 Morningstar, Inc. All rights reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Past performance is no guarantee of future results.

In addition, 76% of assets under management in our rated U.S. mutual funds (across primary share classes) ended the quarter with an overall rating of four or five stars from Morningstar. The performance of our institutional strategies against their benchmarks remains competitive, especially over longer time periods.

RESULTS OF OPERATIONS.

The following table and discussion sets forth information regarding our consolidated financial results for the three months ended March 31, 2020 and 2019 on a U.S. GAAP basis as well as a non-GAAP basis. The non-GAAP basis adjusts for the impact of our consolidated T. Rowe Price investment products, the impact of market movements on the supplemental savings plan liability and related economic hedges, investment income related to certain other investments, and certain nonrecurring charges and gains.

	Three months ended		Q1 2020 vs. Q1 2019
(in millions, except per-share data)	3/31/2020	3/31/2019	$ change	% change
U.S. GAAP basis
Investment advisory fees	$1,327.8	$1,194.2	$133.6	11.2%
Net revenues	$1,462.6	$1,327.3	$135.3	10.2%
Operating expenses	$755.4	$794.8	$(39.4)	(5.0)%
Net operating income	$707.2	$532.5	$174.7	32.8%
Non-operating income (loss)(1)	$(500.3)	$202.8	$(703.1)	n/m
Net income attributable to T. Rowe Price Group	$343.1	$512.6	$(169.5)	(33.1)%
Diluted earnings per common share	$1.41	$2.09	$(.68)	(32.5)%
Weighted average common shares outstanding assuming dilution	236.8	239.6	(2.8)	(1.2)%

Adjusted non-GAAP basis(2)
Operating expenses	$817.9	$756.6	$61.3	8.1%
Net operating income	$647.2	$572.2	$75.0	13.1%
Non-operating income (loss)(1)	$(61.2)	$44.2	$(105.4)	n/m
Net income attributable to T. Rowe Price Group	$454.3	$460.6	$(6.3)	(1.4)%
Diluted earnings per common share	$1.87	$1.87	$—	—%

Assets under management (in billions)
Average assets under management	$1,162.7	$1,043.5	$119.2	11.4%
Ending assets under management	$1,008.8	$1,081.7	$(72.9)	(6.7)%
(1) The percentage change in non-operating income (loss) is not meaningful (n/m).
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

Investment advisory revenues earned in the first quarter of 2020 increased over the comparable 2019 quarter as average assets under our management increased $119.2 billion, or 11.4%, to $1,162.7 billion. The average annualized effective fee rate earned during the first quarter of 2020 was 45.9 basis points, compared with 46.4 basis points earned during the first quarter of 2019. The decline in our effective fee rate for the first quarter of 2020 compared to the same period in 2019 was primarily due to client transfers within the complex from higher fee vehicles to lower fee vehicles over the last twelve months.

Operating expenses. Operating expenses were $755.4 million in the first quarter of 2020 compared with $794.8 million in the first quarter of 2019. The decrease in operating expenses for the first quarter of 2020 was primarily due to a change in market-related compensation expense of $100.3 million related to the supplemental savings plan. Partially offsetting this decrease were higher salary and benefits, interim bonus accrual, stock-based compensation expense and the continued strategic investments in the first quarter of 2020 compared to the first quarter of 2019. For the first quarter of 2020, the compensation expense related to the supplemental savings plan is more than offset by the non-operating losses incurred on the investments used to economically hedge the related liability.

On a non-GAAP basis, our operating expenses in the first quarter of 2020 increased 8.1% to $817.9 million compared to the first quarter of 2019. Our non-GAAP operating expenses do not include the impact of our supplemental savings plan and consolidated sponsored investment products. See our non-GAAP reconciliations later in this Management’s Discussion and Analysis section.

Given the market environment, we updated our 2020 non-GAAP operating expense growth range guidance from a range of 6%-9% to a range of 1%-4%. We expect certain expense categories, such as travel- and AUM-related, to be naturally impacted more than others. Most importantly, we will continue to make investments in our critical strategic initiatives to promote long-term growth in the business. We could elect to further adjust our expense growth should unforeseen circumstances arise, including significant market movements and ongoing disruption resulting from the coronavirus pandemic.

Operating margin. Our operating margin in the first quarter of 2020 was 48.4%, compared to 40.1% earned in the 2019 quarter. The increase in our operating margin for the three months ended March 31, 2020 compared to the 2019 period is primarily driven by the lower compensation expense related to our supplemental savings plan as markets in the first quarter of 2020 underperformed the same period in 2019.

Diluted earnings per share. Diluted earnings per share was $1.41 for the three months ended March 31, 2020 and $2.09 for the three months ended March 31, 2019. The 32.5% decrease was primarily driven by significant losses incurred on our investment portfolio in the three months ended March 31, 2020 as compared to gains generated in the three months ended March 31, 2019. This decrease in diluted earnings per share was partially offset by higher operating income and a lower effective tax rate.

On a non-GAAP basis, diluted earnings per share was $1.87 for both the three months ended March 31, 2020 and 2019. For the three months ended March 31, 2020, higher operating income, lower shares outstanding, and a lower effective tax rate were completely offset by non-operating losses. See our non-GAAP reconciliations later in this Management’s Discussion and Analysis section.

Net revenues

	Three months ended		Q1 2020 vs. Q1 2019
(in millions)	3/31/2020	3/31/2019	$ change	% change
Investment advisory fees
U.S. mutual funds	$876.2	$815.9	$60.3	7.4%
Subadvised and separate accounts and other investment products	451.6	378.3	73.3	19.4%
	1,327.8	1,194.2	133.6	11.2%
Administrative, distribution, and servicing fees
Administrative fees	106.9	102.9	4.0	3.9%
Distribution and servicing fees	27.9	30.2	(2.3)	(7.6)%
	134.8	133.1	1.7	1.3%
Net revenues	$1,462.6	$1,327.3	$135.3	10.2%

Investment advisory fees.

U.S. mutual funds
Investment advisory revenues earned in the first quarter of 2020 from our U.S. mutual funds were $876.2 million, an increase of 7.4% from the comparable 2019 quarter. Average assets under management in these funds for the first quarter of 2020 increased 7.2% from the 2019 quarter to $654.3 billion.

Subadvised and separate accounts and other investment products
Investment advisory revenues earned in the first quarter of 2020 from subadvised and separate accounts and other investment products were $451.6 million, an increase of 19.4% from the comparable 2019 quarter. Average assets under management for these products increased 17.3% from the 2019 quarter to $508.4 billion.

Since the first quarter of 2019, the inflows into the Japanese ITMs, which have a higher than average fee rate, have caused investment advisory fees to increase at a rate greater than the increase in average assets under management for our subadvised and separate accounts and other products.

Administrative, distribution, and servicing fees. Administrative, distribution, and servicing fees in the first quarter of 2020 were $134.8 million, an increase of $1.7 million, or 1.3%, from the comparable 2019 quarter. In this line, we recognize fees earned from providing administrative and distribution services to our investment advisory clients, primarily our U.S. mutual funds and their investors. The increase was primarily due to increased transfer agent servicing activities and higher recordkeeping fees, partially offset by lower 12b-1 revenue earned on certain share classes, including the Advisor and R classes, of the U.S. mutual funds. The decline in 12b-1 revenue is attributable primarily to a reduction in assets under management as client transferred assets to lower fee vehicles and share classes. The decline in 12b-1 revenue is offset entirely by a reduction in the costs paid to third-party intermediaries that source these assets and reported in distribution and servicing expense.

Our first quarter net revenues reflect the elimination of $2.5 million in 2020 and $1.5 million in 2019, of revenue earned from our consolidated T. Rowe Price investment products. The corresponding expenses recognized by these products, and consolidated in our financial statements, were eliminated from operating expenses.

Operating expenses

	Three months ended		Q1 2020 vs. Q1 2019
(in millions)	3/31/2020	3/31/2019	$ change	% change
Compensation and related costs	$440.7	$491.5	$(50.8)	(10.3)%
Distribution and servicing	65.7	66.4	(.7)	(1.1)%
Advertising and promotion	24.9	21.6	3.3	15.3%
Product-related costs	41.6	44.2	(2.6)	(5.9)%
Technology, occupancy, and facility costs	105.4	98.1	7.3	7.4%
General, administrative, and other	77.1	73.0	4.1	5.6%
Total operating expenses	$755.4	$794.8	$(39.4)	(5.0)%

Compensation and related costs. Compensation and related costs were $440.7 million in the first quarter of 2020, a decrease of $50.8 million, or 10.3%, compared to the 2019 quarter. The decrease was primarily due to a change in market-related expense of $100.3 million related to our supplemental savings plan as falling markets in the first quarter of 2020 reduced the liability and $4.7 million of higher labor capitalization related to internally developed software. These decreases in compensation and related costs were offset in part by increases in base salary, employee benefits and related employee costs of $22.6 million, primarily as a result of a 5.3% increase in our average staff size and, to a lesser extent, the modest increases in base salaries at the beginning of 2020. Our interim accrual for annual variable compensation, primarily bonus compensation, also increased $16.1 million from the 2019 quarter and non-cash stock-based compensation expense increased by $14.8 million. We recognize the interim bonus accrual ratably over the year using the ratio of recognized quarterly net revenues to currently forecasted annual net revenues.

Distribution and servicing. Distribution and servicing includes those costs incurred to distribute T. Rowe Price products as well as client and shareholder servicing, recordkeeping, and administrative services. These costs were $65.7 million for the first quarter of 2020, a decrease of 1.1% from the $66.4 million recognized in the 2019 quarter. The decrease for the period is primarily driven by lower assets under management in those mutual funds for which we pay distribution and servicing costs as clients transferred assets to lower fee vehicles or share classes over the last twelve months. The decreases in costs related to these products were partially offset by higher distribution costs as a result of inflows into our Japanese ITMs since the end of the first quarter of 2019.

Distribution and servicing costs paid to third-party intermediaries that source the assets of certain share classes of our U.S. mutual funds are recognized in this expense line and are offset entirely by the 12b-1 revenue we earn and report in administrative, distribution, and servicing fees.

Advertising and promotion. Advertising and promotion costs were $24.9 million in the first quarter of 2020, an increase of $3.3 million, or 15.3%, compared to the $21.6 million recognized in the 2019 quarter. The increase for the period is due primarily to increased television media advertising activity in 2020 as compared to 2019.

Technology, occupancy, and facility costs. Technology, occupancy, and facility costs consists of depreciation expense, technology equipment and maintenance, software, and costs related to our facilities. These costs were $105.4 million in the first quarter of 2020, an increase of $7.3 million, or 7.4%, compared to the $98.1 million recognized in the 2019 quarter. The increase for the period is due primarily to the ongoing investment in our technology capabilities, including related depreciation and hosted solution licenses.

General, administrative, and other. General, administrative, and other expenses were $77.1 million in the first quarter of 2020, an increase of $4.1 million, or 5.6%, compared to the $73.0 million recognized in the 2019 quarter. The increase in the first quarter of 2020 compared with the 2019 period is primarily due to an increase in third-party investment research costs and higher professional fees, partially offset by lower travel expenses as global travel restrictions were put in place amid the coronavirus pandemic.

Non-operating income (loss)

Non-operating loss in the first quarter of 2020 was $500.3 million, a decrease of $703.1 million from non-operating income in the first quarter of 2019 of $202.8 million. The following table details the components of non-operating income during both the first quarter of March 31, 2020 and 2019.

	Three months ended
(in millions)	3/31/2020	3/31/2019
Net gains (losses) from non-consolidated T. Rowe Price investment products
Cash and discretionary investments
Dividend income	$10.4	$16.2
Market related gains (losses) and equity in earnings	(71.6)	28.0
Seed capital investments
Dividend income	.7	.5
Market related gains (losses) and equity in earnings	(34.1)	19.6
Net gain recognized upon deconsolidation	.1	.1
Investments used to hedge the supplemental savings plan liability	(68.5)	31.0
Total net gains (losses) from non-consolidated T. Rowe Price investment products	(163.0)	95.4
Other investment income	8.4	4.7
Net gains (losses) on investments	(154.6)	100.1
Net gains (losses) on consolidated sponsored investment portfolios	(330.3)	101.9
Other income (loss), including foreign currency gains and losses	(15.4)	.8
Non-operating income (loss)	$(500.3)	$202.8

During the first quarter of 2020, our investment portfolio incurred steep declines in market value as global economies and markets are disrupted by the coronavirus pandemic. Our consolidated investment products and supplemental savings plan hedge portfolio comprised about 80% of the net losses recognized during the first quarter of 2020. The cash and discretionary investment portfolio also experienced net investment losses of $61.2 million in the first quarter of 2020.

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

	Three months ended
(in millions)	3/31/2020	3/31/2019
Operating expenses reflected in net operating income	$(3.7)	$(3.1)
Net investment income (loss) reflected in non-operating income (loss)	(330.3)	101.9
Impact on income before taxes	$(334.0)	$98.8

Net income (loss) attributable to our interest in the consolidated T. Rowe Price investment products	$(157.5)	$57.4
Net income (loss) attributable to redeemable non-controlling interests (unrelated third-party investors)	(176.5)	41.4
	$(334.0)	$98.8

Provision for income taxes

Our effective tax rate for the first quarter of 2020 was 19.5%, compared with 24.7% in the 2019 quarter. The lower effective tax rate for the first quarter of 2020 as compared to the 2019 quarter is primarily due to higher discrete tax benefits associated with option exercises. These benefits were partially offset by net losses attributable to redeemable non-controlling interests held in the firm’s consolidated investment products, which are not taxable to us despite being included in pre-tax income, and a higher state effective tax rate. The higher state effective tax rate results primarily from the remeasurement of deferred tax liabilities related to our investment portfolio. The following table reconciles the statutory federal income tax rate to our effective tax rate for both the three months ended March 31, 2020 and 2019:

	Three months ended
	3/31/2020	3/31/2019
Statutory U.S. federal income tax rate	21.0%	21.0%
State income taxes for current year, net of federal income tax benefits(1)	6.4	4.2
Net losses (income) attributable to redeemable non-controlling interests	3.1	(.6)
Net excess tax benefits from stock-based compensation plans activity	(8.1)	(.6)
Other items	(2.9)	.7
Effective income tax rate	19.5%	24.7%
(1) State income tax benefits are reflected in the total benefits for net income attributable to redeemable non-controlling interests and stock-based compensation plans activity.

We currently estimate our effective tax rate for the full-year 2020 will be in the range of 24% to 27%. Our effective tax rate will continue to experience volatility in future periods as the discrete tax benefits recognized from option exercises are impacted by market fluctuations in our stock price and timing of option exercises. The rate will also be impacted by net investment income recognized on our consolidated investment products that are driven by market fluctuations and changes in the proportion of their net income that is attributable to non-controlling interests.

Our non-GAAP effective tax rate for the first quarter of 2020 and 2019 was 22.5% and 25.3%, respectively. The non-GAAP tax rate primarily adjusts for the impact of the consolidated investment products, including the significant net losses attributable to the redeemable non-controlling interests. The decrease in the non-GAAP effective tax rate is primarily due to the higher tax benefits associated with option exercises. We currently estimate our non-GAAP effective tax rate for the full-year 2020 will be in the range of 23.5% to 25.5%.

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

The following schedules reconcile certain U.S. GAAP financial measures for the three months ended
March 31, 2020 and 2019.

	Three months ended 3/31/2020
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(4)	Net income attributable to T. Rowe Price Group	Diluted earnings per share(5)
U.S. GAAP Basis	$755.4	$707.2	$(500.3)	$40.3	$343.1	$1.41
Non-GAAP adjustments:
Consolidated T. Rowe Price investment products(1)	(1.2)	3.7	330.3	71.1	86.4	.36
Supplemental savings plan liability(2)	63.7	(63.7)	68.5	2.1	2.7	.01
Other non-operating income(3)	—	—	40.3	18.2	22.1	.09
Adjusted Non-GAAP Basis	$817.9	$647.2	$(61.2)	$131.7	$454.3	$1.87

	Three months ended 3/31/2019
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(4)	Net income attributable to T. Rowe Price Group	Diluted earnings per share(5)
U.S. GAAP Basis	$794.8	$532.5	$202.8	$181.3	$512.6	$2.09
Non-GAAP adjustments:
Consolidated T. Rowe Price investment products(1)	(1.6)	3.1	(101.9)	(18.9)	(38.5)	(.16)
Supplemental savings plan liability(2)	(36.6)	36.6	(31.0)	1.8	3.8	.01
Other non-operating income(3)	—	—	(25.7)	(8.4)	(17.3)	(.07)
Adjusted Non-GAAP Basis	$756.6	$572.2	$44.2	$155.8	$460.6	$1.87

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

(2)
These non-GAAP adjustments remove the compensation expense impact from market valuation changes in the supplemental savings plan liability and the related net gains (losses) on investments designated as an economic hedge against the related liability. Amounts deferred under the supplemental savings plan are adjusted for appreciation (depreciation) of hypothetical investments chosen by participants. We use T. Rowe Price investment products to economically hedge the exposure to these market movements. We believe it is useful to offset the non-operating investment income (loss) realized on the hedges against the related compensation expense and remove the net impact to help the reader's ability to understand our core operating results and to increase comparability period to period.

(3)
This non-GAAP adjustment represents the other non-operating income (loss) and the net gains (losses) earned on our non-consolidated investment portfolio that are not designated as economic hedges of the supplemental savings plan liability, and non-consolidated seed investments and other investments that are not part of the cash and discretionary investment portfolio. We retain the investment gains recognized on our non-consolidated cash and discretionary investments as these assets and related income (loss) are considered part of our core operations. We believe adjusting for these non-operating income (loss) items helps the reader’s ability to understand our core operating results and increases comparability to prior years. Additionally, we do not emphasize the impact of the portion of non-operating income (loss) removed when managing and evaluating our core performance.

(4)
The income tax impacts were calculated in order to achieve an overall non-GAAP effective tax rate of 22.5% for 2020 and 25.3% for 2019. We estimate that our effective tax rate for the full-year 2020 on a non-GAAP basis will be in the range of 23.5% to 25.5%.

(5)
This non-GAAP measure was calculated by applying the two-class method to adjusted net income attributable to T. Rowe Price Group divided by the weighted-average common shares outstanding assuming dilution. The calculation of adjusted net income allocated to common stockholders is as follows:

	Three months ended
	3/31/2020	3/31/2019
Adjusted net income attributable to T. Rowe Price Group	$454.3	$460.6
Less: adjusted net income allocated to outstanding restricted stock and stock unit holders	12.4	11.6
Adjusted net income allocated to common stockholders	$441.9	$449.0

CAPITAL RESOURCES AND LIQUIDITY.

Sources of Liquidity
We remain debt-free with ample liquidity, including cash and investments in T. Rowe Price products, as follows:

(in millions)	3/31/2020	12/31/2019
Cash and cash equivalents	$1,562.4	$1,781.8
Discretionary investments	1,841.4	1,899.6
Total cash and discretionary investments	3,403.8	3,681.4
Redeemable seed capital investments	1,081.6	1,325.6
Investments used to hedge the supplemental savings plan liability	500.0	561.1
Total cash and investments in T. Rowe Price products	$4,985.4	$5,568.1

Our discretionary investment portfolio is comprised primarily of short duration bond funds, which typically yield higher than money market rates, and asset allocation products. Cash and discretionary investments incurred losses of $61.2 million in the three months ended March 31, 2020, as compared to generating income of $44.2 million in the prior quarter. Cash and discretionary investments in T. Rowe Price products held by our subsidiaries outside the U.S. were $684.3 million at March 31, 2020 and $665.8 million at December 31, 2019. Given the availability of our financial resources and cash expected to be generated through future operations, we do not maintain an available external source of additional liquidity.

Our seed capital investments are redeemable, although we generally expect to be invested for several years for the products to build an investment performance history and until unrelated third-party investors substantially reduce our relative ownership percentage.

The cash and investment presentation on the unaudited condensed consolidated balance sheet is based on the accounting treatment for the cash equivalent or investment item. The following table details how T. Rowe Price Group’s interests in cash and investments relate to where they are presented on the unaudited condensed consolidated balance sheet as of March 31, 2020.

(in millions)	Cash and cash equivalents	Investments	Net assets of consolidated T. Rowe Price investment products(1)	3/31/2020
Cash and discretionary investments	$1,562.4	$1,727.2	$114.2	$3,403.8
Seed capital investments	—	225.4	856.2	1,081.6
Investments used to hedge the supplemental savings plan liability	—	500.0	—	500.0
Total cash and investments in T. Rowe Price products attributable to T. Rowe Price Group	1,562.4	2,452.6	970.4	4,985.4
Investment in UTI and other investments	—	278.7	—	278.7
Total cash and investments attributable to T. Rowe Price Group	1,562.4	2,731.3	970.4	5,264.1
Redeemable non-controlling interests	—	—	971.0	971.0
As reported on unaudited condensed consolidated balance sheet at March 31, 2020	$1,562.4	$2,731.3	$1,941.4	$6,235.1

(1)
The T. Rowe Price investment products that we consolidate are generally those products we provided seed capital at the time of their formation and we have a controlling interest. These products generally represent U.S. mutual funds as well as those funds regulated outside the U.S. The net assets of the T. Rowe Price investment products at March 31, 2020 consist of the assets of these products that we consolidate on our unaudited condensed consolidated balance sheets of $2,024.3 million, less the liabilities of these products of $82.9 million.

Our unaudited condensed consolidated balance sheet reflects the cash and cash equivalents, investments, other assets and liabilities of those T. Rowe Price investment products we consolidate, as well as redeemable non-controlling interests for the portion of these T. Rowe Price investment products that are held by unrelated third-party investors. Although we can redeem our net interest in these T. Rowe Price investment products at any time, we cannot directly access or sell the assets held by the products to obtain cash for general operations. Additionally, the assets of these T. Rowe Price investment products are not available to our general creditors. Our interest in these
T. Rowe Price investment products was used as initial seed capital and is recategorized as discretionary when it is determined by management that the seed capital is no longer needed. We assess the discretionary investment products and, when we decide to liquidate our interest, we seek to do so in a way as to not impact the product and, ultimately, the unrelated third-party investors.

Uses of Liquidity

We increased our quarterly recurring dividend per common share in February 2020 by 18.4% to $.90 per common share from $.76 per common share. Additionally, we expended $887.0 million in the first quarter of 2020 to repurchase 8.3 million shares, or 3.5%, of our outstanding common stock at an average price of $106.43 per share. These dividends and repurchases were expended using existing cash balances and cash generated from operations. We will generally repurchase our common stock over time to offset the dilution created by our equity-based compensation plans.

Since the end of 2017, we have returned $4.3 billion to stockholders through stock repurchases and our regular quarterly dividends, as follows:

(in millions)	Recurring dividend	Stock repurchases	Total cash returned to stockholders
2018	$694.7	$1,099.6	$1,794.3
2019	733.6	708.8	1,442.4
Three months ended 3/31/2020	214.7	887.0	1,101.7
Total	$1,643.0	$2,695.4	$4,338.4

We anticipate property and equipment expenditures for the full-year 2020 to be about $230 million, of which about three-quarters is planned for technology initiatives. We expect to fund our anticipated capital expenditures with operating cash flows and other available resources.

Cash Flows

The following table summarizes the cash flows for the three months ended March 31, 2020 and 2019, that are attributable to T. Rowe Price Group, our consolidated T. Rowe Price investment products, and the related eliminations required in preparing the statement.

	Three months ended
	3/31/2020				3/31/2019
(in millions)	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated T. Rowe Price investment products	Elims	As reported	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated T. Rowe Price investment products	Elims	As reported
Cash flows from operating activities
Net income	$343.1	$(334.0)	$157.5	$166.6	$512.6	$98.8	$(57.4)	$554.0
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	46.1	—	—	46.1	41.9	—	—	41.9
Stock-based compensation expense	58.3	—	—	58.3	43.5	—	—	43.5
Net (gains) losses recognized on investments	324.8	—	(157.5)	167.3	(139.4)	—	57.4	(82.0)
Net investments in T. Rowe Price investment products used to economically hedge supplemental savings plan liability	(8.9)	—	—	(8.9)	(18.2)	—	—	(18.2)
Net change in trading securities held by consolidated T. Rowe Price investment products	—	234.6	—	234.6	—	(184.2)	—	(184.2)
Other changes in assets and liabilities	100.6	23.7	(.6)	123.7	233.0	(8.3)	(1.0)	223.7
Net cash provided by (used in) operating activities	864.0	(75.7)	(.6)	787.7	673.4	(93.7)	(1.0)	578.7
Net cash provided by (used in) investing activities	(15.0)	(.8)	43.4	27.6	(69.2)	(3.4)	38.8	(33.8)
Net cash provided by (used in) financing activities	(1,068.4)	118.9	(42.8)	(992.3)	(372.0)	103.8	(37.8)	(306.0)
Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	—	(1.2)	—	(1.2)	—	(.7)	—	(.7)
Net change in cash and cash equivalents during period	(219.4)	41.2	—	(178.2)	232.2	6.0	—	238.2
Cash and cash equivalents at beginning of year	1,781.8	76.5	—	1,858.3	1,425.2	70.1	—	1,495.3
Cash and cash equivalents at end of period	$1,562.4	$117.7	$—	$1,680.1	$1,657.4	$76.1	$—	$1,733.5

Operating Activities
Operating activities attributable to T. Rowe Price Group during the first quarter of 2020 provided cash flows of $864.0 million as compared to $673.4 million during the first quarter of 2019. Operating cash flows attributable to T. Rowe Price Group increased $190.6 million as $492.5 million in higher non-cash adjustments, including unrealized investment gains/losses, depreciation, and stock-based compensation expense, more than offset the $169.5 million decline in net income from the first quarter of 2019. The non-cash adjustments were driven by a $464.2 million change in net investment gains/losses as we recognized investment losses in the first quarter of 2020 compared with gains in the first quarter of 2019. The investment losses in 2020, which are added back to net income, were a result of the market disruption caused by the coronavirus pandemic. The majority of the remaining adjustments related to timing differences on the cash settlement of our assets and liabilities, which decreased cash flows by $132.4 million. Our interim operating cash flows do not include the cash impact of variable compensation that is accrued throughout the year before being substantially paid out in December. The remaining change in reported cash flows from operating activities was attributable to the net change in trading securities held in our consolidated investment products’ underlying portfolios.

Investing Activities
Net cash used in investing activities that are attributable to T. Rowe Price Group totaled $15.0 million in the first quarter of 2020 compared with $69.2 million in the 2019 period. During 2020, we received net proceeds from our discretionary investments of $74.0 million compared to net proceeds of $17.9 million during 2019. In addition, we decreased our property and equipment expenditures by $1.7 million and decreased the level of seed capital provided by $4.6 million. Since we consolidate the seed capital in T. Rowe Price investment products, our seed capital was eliminated in preparing our unaudited condensed consolidated statement of cash flows. The remaining$2.6 million change in reported cash flows from investing activities is related to the net cash removed from our balance sheet from consolidating and deconsolidating investment products.

Financing Activities
Net cash used in financing activities attributable to T. Rowe Price Group were $1,068.4 million in the first quarter of 2020 compared with $372.0 million in the 2019 period. During 2020, there was a $660.3 million increase in cash paid for common stock repurchases as we repurchased 5.8 million more common stock in the first quarter of 2020 as compared to the first quarter of 2019. Additionally, there was a $30.6 million increase in dividends paid in 2020 as a result of an 18.4% increase in our quarterly dividend per share. The remaining change in reported cash flows from financing activities is primarily attributable to a $10.1 million increase in net subscriptions received from redeemable non-controlling interest holders of our consolidated investment products during the first quarter of 2020 compared to the 2019 period.

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

There have been no material changes in the critical accounting policies previously identified in our 2019 Annual Report on Form 10-K.

NEWLY-ISSUED BUT NOT YET ADOPTED ACCOUNTING GUIDANCE.

See Note 1 - The Company and Basis of Preparation note within Item 1. Financial Statements for a discussion of newly issued but not yet adopted accounting guidance.

FORWARD-LOOKING INFORMATION.

From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this report, may contain certain forward-looking information, including information or anticipated information relating to: our revenues, net income, and earnings per share on common stock; changes in the amount and composition of our assets under management; our expense levels; our tax rate; and our expectations regarding financial markets, future transactions, dividends, stock repurchases, investments, new products and services, capital expenditures, changes in our effective fee rate, the impact of the coronavirus pandemic, and other market conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A, Risk Factors, of this Form 10-Q and our Form 10-K Annual Report for 2019. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

Our future revenues and results of operations will fluctuate primarily due to changes in the total value and composition of assets under our management. Such changes result from many factors, including, among other things: cash inflows and outflows in the U.S. mutual funds and subadvised and separately managed funds and other investment products, fluctuations in global financial markets that result in appreciation or depreciation of the assets under our management, our introduction of new mutual funds and investment products, changes in retirement savings trends relative to participant-directed investments and defined contribution plans, and the impact of the recent coronavirus outbreak. The ability to attract and retain investors’ assets under our management is dependent on investor sentiment and confidence; the relative investment performance of the U.S. mutual funds and other managed investment products as compared with competing offerings and market indexes; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; and our level of success in implementing our strategy to expand our business. Our revenues are substantially dependent on fees earned under contracts with the T. Rowe Price funds and could be adversely affected if the independent directors of one or more of the T. Rowe Price funds terminated or significantly altered the terms of the investment management or related administrative services agreements. Non-operating investment income will also fluctuate primarily due to the size of our investments, changes in their market valuations, and any other-than-temporary impairments that may arise or, in the case of our equity method investments, our proportionate share of the investees' net income.

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

EQUITY PRICE RISK.

During the first quarter of 2020, the impact of the global coronavirus pandemic began to rapidly spread throughout the world and caused increasing disruption to populations, economic activity, and the global financial markets. Since our investments in T. Rowe Price investment products are carried at fair value, these investments are subject to market risk. The following table presents the equity price risk from our investments in T. Rowe Price investment products. Investments in these products generally moderate market risk as they are diversified and invest in a number of different financial instruments. T. Rowe Price manages its cash and discretionary investments exposure to market risk by diversifying its investments among equity and fixed income portfolios. In addition, investment holdings may be altered from time to time in response to changes in market risks and other factors, as management deems appropriate. We do not actively manage the market risk related to our our seed capital investments.

In order to quantify the sensitivity of our investments to changes in market valuations, we have chosen to use a variant of each product's net asset value to quantify the equity price risk, as we believe the volatility in each product's net asset value best reflects the underlying risk potential as well as the market trends surrounding each of its investment objectives. The potential future loss of value, before any income tax benefits, of these investments at March 31, 2020 was determined by using the lower of each product’s lowest net asset value per share during the first quarter of 2020 or its net asset value per share at March 31, 2020, reduced by 10%. In considering this presentation, it is important to note that: not all products experienced their lowest net asset value per share on the same day; it is likely that the composition of the investment portfolio would be changed if adverse market conditions persisted; and we could experience future losses in excess of those presented below.

(in millions)	Fair value 3/31/2020	Potential lower value	Potential loss
Investments in T. Rowe Price products
Discretionary investments	$961.9	$865.6	$96.3	10%
Seed capital not consolidated	126.2	112.8	13.4	11%
Investments designated as an economic hedge of supplemental savings plan liability	500.0	441.6	58.4	12%
Total	$1,588.1	$1,420.0	$168.1	11%
Direct investment in consolidated T. Rowe Price investment products
Discretionary investments	$114.2	$100.5	$13.7	12%
Seed capital	856.2	768.2	88.0	10%
Total	$970.4	$868.7	$101.7	10%
Investment partnerships and other investments held at fair value	$105.5	$91.7	$13.8	13%

Any losses arising from the change in fair value of investments in T. Rowe Price products would result in a corresponding decrease, net of tax, in our net income attributable to T. Rowe Price Group. The direct investment in consolidated T. Rowe Price investment products represents our portion of the net assets of the product. Upon consolidation of these products, our direct investment is eliminated, and the net assets of the products are combined in our consolidated balance sheet, together with redeemable non-controlling interests, which represents the portion of the products that is owned by unrelated third-party investors. Any losses arising from the change in fair value of our direct investments in consolidated T. Rowe Price investment products would also result in a corresponding decrease, net of tax, in our net income attributable to T. Rowe Price Group. Further, we have investments in our portfolio that are used to economically hedge the change in our supplemental savings plan liability. Any gains or losses that would impact our net income attributable to T. Rowe Price Group result from any ineffectiveness of this economic hedge to the change in the supplemental savings plan liability.

Item 4.	Controls and Procedures.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of March 31, 2020, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the first quarter of 2020, and has concluded that there was no change during the first quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On February 14, 2017, T. Rowe Price Group, Inc., T. Rowe Price Associates, Inc., T. Rowe Price Trust Company, current and former members of the management committee, and trustees of the T. Rowe Price U.S. Retirement Program were named as defendants in a lawsuit filed in the United States District Court for the District of Maryland. The lawsuit alleges breaches of ERISA’s fiduciary duty and prohibited transaction provisions on behalf of a class of all participants and beneficiaries of the T. Rowe Price 401(k) Plan from February 14, 2011, to the time of judgment. The matter has been certified as a class action. T. Rowe Price believes the claims are without merit and is vigorously defending the action. This matter is in the expert discovery phase of litigation and we cannot predict the eventual outcome, or whether it will have a material negative impact on our financial results, or estimate the possible loss or range of loss that may arise from any negative outcome.

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

Item 1A. Risk Factors.

Information regarding our risk factors appears in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 13, 2020. The following risk factor has occurred since previously reporting our risk factors in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Our business, financial condition, and results of operation may be adversely affected by the recent coronavirus outbreak.

Beginning in early 2020, global financial markets have been monitoring and reacting to the novel coronavirus pandemic. The spread of the coronavirus has created significant volatility, uncertainty and economic disruption to the global economy and may impact our business, financial condition and results of operations. In particular global financial markets have seen increased volatility and significant changes in the value of investments. If the value of our assets under our management decreases, our revenue and operating results could be materially impacted. Furthermore, while we have in place robust and well-established business continuity plans that address the potential impact to our associates and our facilities, and a comprehensive suite of technologies which enable our associates to work remotely and conduct business, no assurance can be given that the steps we have taken will continue to be effective or appropriate. In the event that our associates become incapacitated by the coronavirus, our business operations may be impacted, which could lead to reputational and financial harm. Since our revenue is based on the market value and composition of the assets under our management, the ultimate impact on global financial markets and our clients’ decisions related to this event could adversely affect the Company’s revenue and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchase activity during the first quarter of 2020 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January	264,939	$129.26	51,645	17,323,402
February	1,325,194	$125.41	1,190,000	16,133,402
March	7,100,681	$103.33	7,092,342	24,041,060
Total	8,690,814	$107.49	8,333,987

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorization, outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options, and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the first quarter of 2020, 356,827 were related to shares surrendered in connection with employee stock option exercises and no shares were withheld to cover tax withholdings associated with the vesting of restricted stock awards.

The following table details the changes in and status of the Board of Directors’ outstanding publicly announced board authorizations.

Authorization Dates	1/1/2020	Additional Shares Authorized	Total Number of Shares Purchased	Maximum Number of Shares that May Yet Be Purchased at 3/31/2020
April 2018	7,375,047	—	(7,375,047)	—
February 2019	10,000,000	—	(958,940)	9,041,060
March 2020	—	15,000,000	—	15,000,000
	17,375,047	15,000,000	(8,333,987)	24,041,060

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On April 28, 2020, we issued an earnings release reporting our results of operations for the first quarter of 2020. A copy of that earnings release is furnished herewith as Exhibit 99.1. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

Item 6. Exhibits.

The following exhibits required by Item 601 of Regulation S-K are furnished herewith.

3(i)	Charter of T. Rowe Price Group, Inc., as reflected by Articles of Restatement dated June 20, 2018. (Incorporated by reference from Form 10-Q Quarterly Report filed on July 25, 2018.)

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of February 12, 2019. (Incorporated by reference from Form 8-K Current Report filed on February 13, 2019.)

15	Letter from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99.1	Earnings release issued April 28, 2020, reporting our results of operations for the first quarter of 2020.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 28, 2020.
T. Rowe Price Group, Inc.

By:    /s/ Céline S. Dufétel
Vice President, Chief Financial Officer and Treasurer