Form 10-Q
period 2020-06-30
PRICE T ROWE GROUP INC
filed 2020-07-29
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, July 27, 2020, is 226,985,631.
The exhibit index is at Item 6 on page 41.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	6/30/2020	12/31/2019
ASSETS
Cash and cash equivalents	$2,058.1	$1,781.8
Accounts receivable and accrued revenue	655.7	646.6
Investments	2,900.0	2,939.8
Assets of consolidated T. Rowe Price investment products ($2,005.4 million at June 30, 2020 and $1,975.3 million at December 31, 2019, related to variable interest entities)	2,161.5	2,276.9
Operating lease assets	131.5	110.8
Property and equipment, net	685.4	674.4
Goodwill	665.7	665.7
Other assets	219.4	234.4
Total assets	$9,477.3	$9,330.4

LIABILITIES
Accounts payable and accrued expenses	$194.3	$214.5
Liabilities of consolidated T. Rowe Price investment products ($41.6 million at June 30, 2020 and $27.0 million at December 31, 2019, related to variable interest entities)	54.8	39.2
Operating lease liabilities	166.4	146.3
Accrued compensation and related costs	384.7	112.1
Supplemental savings plan liability	577.0	563.4
Income taxes payable	259.3	31.8
Total liabilities	1,636.5	1,107.3

Commitments and contingent liabilities

Redeemable non-controlling interests	1,090.1	1,121.0

STOCKHOLDERS’ EQUITY
Preferred stock, undesignated, $.20 par value – authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value—authorized 750,000,000; issued 226,990,000 shares at June 30, 2020 and 235,214,000 at December 31, 2019	45.4	47.0
Additional capital in excess of par value	654.6	654.6
Retained earnings	6,102.9	6,443.5
Accumulated other comprehensive loss	(52.2)	(43.0)
Total permanent stockholders’ equity	6,750.7	7,102.1
Total liabilities, redeemable non-controlling interests, and permanent stockholders’ equity	$9,477.3	$9,330.4

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended		Six months ended
	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Revenues
Investment advisory fees	$1,293.8	$1,270.2	$2,621.6	$2,464.4
Administrative, distribution, and servicing fees	121.6	125.0	256.4	258.1
Net revenues	1,415.4	1,395.2	2,878.0	2,722.5

Operating expenses
Compensation and related costs	549.0	483.2	989.7	974.7
Distribution and servicing	62.0	64.4	127.7	130.8
Advertising and promotion	13.4	19.8	38.3	41.4
Product-related costs	39.6	33.4	81.2	77.6
Technology, occupancy, and facility costs	111.3	104.9	216.7	203.0
General, administrative, and other	86.4	74.4	163.5	147.4
Total operating expenses	861.7	780.1	1,617.1	1,574.9

Net operating income	553.7	615.1	1,260.9	1,147.6

Non-operating income (loss)
Net gains on investments	170.6	61.8	16.0	161.9
Net gains (losses) on consolidated investment products	242.5	62.8	(87.8)	164.7
Other income (loss)	2.0	(.1)	(13.4)	.7
Total non-operating income (loss)	415.1	124.5	(85.2)	327.3

Income before income taxes	968.8	739.6	1,175.7	1,474.9
Provision for income taxes	240.3	183.7	280.6	365.0
Net income	728.5	555.9	895.1	1,109.9
Less: net income (loss) attributable to redeemable non-controlling interests	125.5	28.4	(51.0)	69.8
Net income attributable to T. Rowe Price Group	$603.0	$527.5	$946.1	$1,040.1

Earnings per share on common stock of T. Rowe Price Group
Basic	$2.58	$2.18	$3.99	$4.29
Diluted	$2.55	$2.15	$3.95	$4.23

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three months ended		Six months ended
	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Net income	$728.5	$555.9	$895.1	$1,109.9
Other comprehensive income (loss)
Currency translation adjustments
Consolidated T. Rowe Price investment products - variable interest entities	15.9	3.7	(9.2)	(2.1)
Reclassification gains recognized in non-operating income upon deconsolidation of certain T. Rowe Price investment products	—	(.1)	(.1)	(.2)
Total currency translation adjustments of consolidated T. Rowe Price investment products - variable interest entities	15.9	3.6	(9.3)	(2.3)
Equity method investments	(9.4)	1.5	(9.5)	6.4
Other comprehensive income (loss) before income taxes	6.5	5.1	(18.8)	4.1
Net deferred tax benefits	.7	(1.0)	2.7	(.9)
Total other comprehensive income (loss)	7.2	4.1	(16.1)	3.2

Total comprehensive income	735.7	560.0	879.0	1,113.1
Less: comprehensive income (loss) attributable to redeemable non-controlling interests	135.8	29.4	(57.9)	69.5
Total comprehensive income attributable to T. Rowe Price Group	$599.9	$530.6	$936.9	$1,043.6

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six months ended
	6/30/2020	6/30/2019
Cash flows from operating activities
Net income	$895.1	$1,109.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	94.3	86.0
Stock-based compensation expense	111.6	90.7
Net (gains) losses recognized on investments	3.4	(124.4)
Net investments in T. Rowe Price investment products used to economically hedge supplemental savings plan liability	(10.0)	(19.3)
Net change in securities held by consolidated T. Rowe Price investment products	40.8	(444.0)
Other changes in assets and liabilities	505.5	249.9
Net cash provided by operating activities	1,640.7	948.8

Cash flows from investing activities
Purchases of T. Rowe Price investment products	(237.1)	(34.9)
Dispositions of T. Rowe Price investment products	347.9	103.8
Net cash of T. Rowe Price investment products on deconsolidation	(9.2)	(5.1)
Additions to property and equipment	(105.3)	(94.5)
Other investing activity	6.1	1.6
Net cash provided by (used in) investing activities	2.4	(29.1)

Cash flows from financing activities
Repurchases of common stock	(1,027.1)	(402.8)
Common share issuances under stock-based compensation plans	54.0	78.8
Dividends paid to common stockholders of T. Rowe Price Group	(425.7)	(367.8)
Net subscriptions received from redeemable non-controlling interest holders	87.7	190.3
Net cash used in financing activities	(1,311.1)	(501.5)

Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	(7.4)	(.4)

Net change in cash and cash equivalents during period	324.6	417.8
Cash and cash equivalents at beginning of period, including $76.5 million at December 31, 2019, and $70.1 million at December 31, 2018, held by consolidated T. Rowe Price investment products	1,858.3	1,495.3
Cash and cash equivalents at end of period, including $124.8 million at June 30, 2020, and $110.7 million at June 30, 2019, held by consolidated T. Rowe Price investment products	$2,182.9	$1,913.1

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Three months ended 6/30/2020
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity	Redeemable non-controlling interests
Balances at March 31, 2020	227,985	$45.6	$654.6	$5,782.9	$(49.1)	$6,434.0	971.0
Net income	—	—	—	603.0	—	603.0	125.5
Other comprehensive loss, net of tax	—	—	—	—	(3.1)	(3.1)	10.3
Dividends declared ($0.90 per share)	—	—	—	(210.3)	—	(210.3)	—
Shares issued upon option exercises	296.1		15.8	—	—	15.9	—
Restricted shares issued, net of shares withheld for taxes	8	—	—	—	—	—	—
Net shares issued upon vesting of restricted stock units	6	—	(.3)	—	—	(.3)	—
Stock-based compensation expense	—	—	53.3	—	—	53.3	—
Restricted stock units issued as dividend equivalents	—	—	.1	(.1)	—	—	—
Common shares repurchased	(1,305)	(.3)	(68.9)	(72.6)	—	(141.8)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	26.1
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	(42.8)
Balances at June 30, 2020	226,990	$45.4	$654.6	$6,102.9	$(52.2)	$6,750.7	$1,090.1

	Three months ended 6/30/2019
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity	Redeemable non-controlling interests
Balances at March 31, 2019	236,432	$47.3	$654.5	$5,650.8	$(41.6)	$6,311.0	$886.7
Net income	—	—	—	527.5	—	527.5	28.4
Other comprehensive income (loss), net of tax	—	—	—	—	3.1	3.1	1.0
Dividends declared ($0.76 per share)	—	—	—	(183.4)	—	(183.4)	—
Shares issued upon option exercises	665.1		37.7	—	—	37.8	—
Restricted shares issued, net of shares withheld for taxes	7	—	(.1)	—	—	(.1)	—
Net shares issued upon vesting of restricted stock units	19	—	(.2)	—	—	(.2)	—
Forfeiture of restricted awards	(2)	—	—	—	—	—	—
Stock-based compensation expense	—	—	47.2	—	—	47.2	—
Restricted stock units issued as dividend equivalents	—	—	.1	(.1)	—	—	—
Common shares repurchased	(1,603)	(.3)	(84.6)	(78.9)	—	(163.8)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	125.7
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	(29.5)
Balances at June 30, 2019	235,518	$47.1	$654.6	$5,915.9	$(38.5)	$6,579.1	$1,012.3

(1) Accumulated other comprehensive income.

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Six months ended 6/30/2020
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2019	235,214	$47.0	$654.6	$6,443.5	$(43.0)	$7,102.1	$1,121.0
Net income	—	—	—	946.1	—	946.1	(51.0)
Other comprehensive income (loss), net of tax	—	—	—	—	(9.2)	(9.2)	(6.9)
Dividends declared ($1.80 per share)	—	—	—	(425.1)	—	(425.1)	—
Shares issued upon option exercises	1,364.3		56.9	—	—	57.2	—
Restricted shares issued, net of shares withheld for taxes	8	—	—	—	—	—	—
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	43	—	(3.3)	—	—	(3.3)	—
Stock-based compensation expense	—	—	111.6	—	—	111.6	—
Restricted stock units issued as dividend equivalents	—	—	.1	(.1)	—	—	—
Common shares repurchased	(9,639)	(1.9)	(165.3)	(861.5)	—	(1,028.7)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	89.9
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	(62.9)
Balances at June 30, 2020	226,990	$45.4	$654.6	$6,102.9	$(52.2)	$6,750.7	$1,090.1

	Six months ended 6/30/2019
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2018	238,069	$47.6	$654.6	$5,464.1	$(42.0)	$6,124.3	$740.3
Net income	—	—	—	1,040.1	—	1,040.1	69.8
Other comprehensive income (loss), net of tax	—	—	—	—	3.5	3.5	(.3)
Dividends declared ($1.52 per share)	—	—	—	(367.2)	—	(367.2)	—
Shares issued upon option exercises	1,495.3		82.5	—	—	82.8	—
Restricted shares issued, net of shares withheld for taxes	7	—	(.1)	—	—	(.1)	—
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	33	—	(1.4)	—	—	(1.4)	—
Forfeiture of restricted awards	(7)	—	—	—	—	—	—
Stock-based compensation expense	—	—	90.7	—	—	90.7	—
Restricted stock units issued as dividend equivalents	—	—	.1	(.1)	—	—	—
Common shares repurchased	(4,079)	(.8)	(171.8)	(221.0)	—	(393.6)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	211.6
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	(9.1)
Balances at June 30, 2019	235,518	$47.1	$654.6	$5,915.9	$(38.5)	$6,579.1	$1,012.3
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

BASIS OF PRESENTATION.

These unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These principles require the use of estimates and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of our results for the interim periods presented. All such adjustments are of a normal recurring nature. Actual results may vary from our estimates. Certain prior year amounts have been reclassified to conform to the 2020 presentation.

The unaudited interim financial information contained in these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2019 Annual Report.

NEW ACCOUNTING GUIDANCE.

We adopted Accounting Standards Update No. 2018-15 — Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract on January 1, 2020 using the prospective method of adoption. This update required implementation costs incurred in cloud computing arrangements to be deferred and recognized over the term of the hosting arrangement. A hosting arrangement is an agreement that allows customers, like us, to access and use software on an as-needed basis without having possession of the software. Beginning on January 1, 2020, we are required to defer such qualifying implementation costs. As of June 30, 2020, we capitalized an immaterial amount of implementation costs incurred in a cloud computing arrangement. Accordingly, the adoption of this guidance did not have a material impact on our consolidated balance sheets or our consolidated statements of income.

NEWLY ISSUED BUT NOT YET ADOPTED ACCOUNTING GUIDANCE

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our unaudited condensed consolidated statements, including those we have not yet adopted. We do not believe that any such guidance has or will have a material effect on our financial position or results of operations.

U.S. ECONOMIC RELIEF LEGISLATION

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief and Economic Security ("CARES") Act. The CARES Act provides economic relief to eligible businesses and individuals impacted by the novel coronavirus pandemic. The CARES Act’s provisions will not have a material impact on our financial position and results of operations.

NOTE 2 – INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Revenues earned during the three- and six-month periods ended June 30, 2020 and 2019 under agreements with clients include:

	Three months ended 6/30/2020				Three months ended 6/30/2019
		Administrative, distribution, and servicing fees				Administrative, distribution, and servicing fees
(in millions)	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues
U.S. mutual funds	$823.1	$69.4	$25.7	$918.2	$860.7	$69.7	$30.1	$960.5
Subadvised and separate accounts and other investment products	470.7	—	—	470.7	409.5	—	—	409.5
Other clients	—	26.5	—	26.5	—	25.2	—	25.2
	$1,293.8	$95.9	$25.7	$1,415.4	$1,270.2	$94.9	$30.1	$1,395.2

	Six months ended 6/30/2020				Six months ended 6/30/2019
		Administrative, distribution, and servicing fees				Administrative, distribution, and servicing fees
(in millions)	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues
U.S. mutual funds	$1,699.3	$146.6	$53.6	$1,899.5	$1,676.6	$146.3	$60.3	$1,883.2
Subadvised and separate accounts and other investment products	922.3	—	—	922.3	787.8	—	—	787.8
Other clients	—	56.2	—	56.2	—	51.5	—	51.5
	$2,621.6	$202.8	$53.6	$2,878.0	$2,464.4	$197.8	$60.3	$2,722.5

Total net revenues earned from our related parties, specifically T. Rowe Price investment products, aggregate $1,142.8 million and $1,147.6 million for the three months ended June 30, 2020 and 2019, respectively. Total net revenues earned during the six months ended June 30, 2020 and 2019 aggregate $2,350.5 million and $2,241.0 million, respectively. Accounts receivable from these products aggregate to $410.6 million at June 30, 2020, and $424.8 million at December 31, 2019.

Following a change to the fee structure of the target date retirement funds in the second quarter of 2020, we have modified our investment advisory fee and assets under management presentation below to separately breakout the fees earned from clients and related assets under management of our multi-asset portfolios. All prior periods have been recast to conform to this new presentation and to provide comparability.

The following table details the investment advisory fees earned from clients by their underlying asset class.

	Three months ended		Six months ended
(in millions)	6/30/2020	6/30/2019	6/30/2020	6/30/2019
U.S. mutual funds
Equity	$545.9	$553.8	$1,114.3	$1,071.2
Fixed income, including money market	66.8	69.1	138.5	137.9
Multi-asset	210.4	237.8	446.5	467.5
	823.1	860.7	1,699.3	1,676.6
Subadvised and separate accounts and other investment products
Equity	305.6	255.0	585.1	491.5
Fixed income, including money market	33.9	39.0	71.9	76.3
Multi-asset	131.2	115.5	265.3	220.0
	470.7	409.5	922.3	787.8
Total	$1,293.8	$1,270.2	$2,621.6	$2,464.4

The following table summarizes the assets under management on which we earn investment advisory fees.

	Average during		Average during
	Three months ended		Six months ended		As of
(in billions)	6/30/2020	6/30/2019	6/30/2020	6/30/2019	6/30/2020	12/31/2019
U.S. mutual funds
Equity	$374.5	$375.8	$381.4	$365.1	$407.3	$407.1
Fixed income, including money market	74.2	70.8	75.0	70.3	75.3	73.7
Multi-asset	179.9	191.9	185.1	189.0	188.2	201.9
	628.6	638.5	641.5	624.4	670.8	682.7
Subadvised and separate accounts and other investment products
Equity	293.2	254.1	285.3	245.5	311.6	291.7
Fixed income, including money market	77.1	78.6	79.2	77.9	77.7	74.2
Multi-asset	141.3	128.6	145.4	124.0	159.9	158.2
	511.6	461.3	509.9	447.4	549.2	524.1
Total	$1,140.2	$1,099.8	$1,151.4	$1,071.8	$1,220.0	$1,206.8

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for 8.2% and 6.9% of our assets under management at June 30, 2020, and December 31, 2019, respectively.

NOTE 3 – INVESTMENTS.

The carrying values of our investments that are not part of the consolidated T. Rowe Price investment products are as follows:

(in millions)	6/30/2020	12/31/2019
Investments held at fair value
T. Rowe Price investment products - discretionary investments	$992.4	$1,221.8
T. Rowe Price investment products - seed capital	132.2	181.1
T. Rowe Price investment products - supplemental savings plan liability economic hedges	529.2	561.1
Investment partnerships and other investments	93.4	99.7
Equity method investments
T. Rowe Price investment products - discretionary investments	809.6	610.0
T. Rowe Price investment products - seed capital	145.3	95.6
T. Rowe Price investment products - supplemental savings plan liability economic hedges	35.3	—
26% interest in UTI Asset Management Company Limited (India)	155.9	164.5
Investment partnerships and other investments	5.7	5.0
U.S. Treasury note	1.0	1.0
Total	$2,900.0	$2,939.8

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

During the three- and six- months ended June 30, 2020, net gains on investments included $125.5 million and $21.9 million, respectively, of net unrealized gains related to investments held at fair value that were still held at June 30, 2020. For the same period of 2019, the net gains on investments included $28.7 million and $79.3 million, respectively, of net unrealized gains on investments held at fair value that were still held at June 30, 2019.

During the six months ended June 30, 2020 and 2019, certain T. Rowe Price investment products in which we provided initial seed capital at the time of formation were deconsolidated, as we no longer had a controlling interest. Depending on our ownership interest, we are now reporting our residual interests in these T. Rowe Price investment products as either an equity method investment or an investment held at fair value. Additionally, during the six months ended 2019, certain T. Rowe Price investment products that were being accounted for as equity method investments were consolidated, as we regained a controlling interest. The net impact of these changes on our unaudited condensed consolidated balance sheets and statements of income as of the dates the portfolios were deconsolidated or reconsolidated is detailed below.

	Three months ended		Six months ended
(in millions)	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Net increase (decrease) in assets of consolidated T. Rowe Price investment products	$(100.0)	$(68.4)	$(146.2)	$(56.1)
Net decrease in liabilities of consolidated T. Rowe Price investment products	$(1.2)	$(.3)	$(3.6)	$(1.2)
Net increase (decrease) in redeemable non-controlling interests	$(42.8)	$(29.5)	$(62.9)	$(9.1)

Gains recognized upon deconsolidation	$—	$.1	$.1	$.2

The gains or losses recognized upon deconsolidation were the result of reclassifying currency translation adjustments accumulated on certain T. Rowe Price investment products with non-USD functional currencies from accumulated other comprehensive income to non-operating income (loss).

VARIABLE INTEREST ENTITIES.

Our investments at June 30, 2020 and December 31, 2019, include interests in variable interest entities that we do not consolidate as we are not deemed the primary beneficiary. Our maximum risk of loss related to our involvement with these entities is as follows:

(in millions)	6/30/2020	12/31/2019
Investment carrying values	$112.5	$156.0
Unfunded capital commitments	14.4	18.1
Uncollected investment advisory and administrative fees	8.1	10.5
	$135.0	$184.6

The unfunded capital commitments totaling $14.4 million at June 30, 2020, and $18.1 million at December 31, 2019, relate primarily to the investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be called under certain circumstances.

NOTE 4 – FAIR VALUE MEASUREMENTS.

We determine the fair value of our cash equivalents and investments held at fair value using the following broad levels of inputs as defined by related accounting standards:

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

	6/30/2020		12/31/2019
(in millions)	Level 1	Level 2	Level 1	Level 2
Cash equivalents held in T. Rowe Price money market funds	$1,705.1	$—	$1,355.6	$—
T. Rowe Price investment products - discretionary investments	992.4	—	1,221.8	—
T. Rowe Price investment products - seed capital	122.3	9.9	171.2	9.9
T. Rowe Price investment products - supplemental savings plan liability economic hedges	529.2	—	561.1	—
Other investments	.2	2.7	—	—
Total	$3,349.2	$12.6	$3,309.7	$9.9

As required by the accounting guidance, the fair value hierarchy level table above does not include the investment partnerships and other investments for which fair value is estimated using their NAV per share as a practical expedient. The carrying value of these investments as disclosed in Note 3 were $90.5 million at June 30, 2020, and $99.7 million at December 31, 2019.

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

The following table details the net assets of the consolidated T. Rowe Price investment products:

	6/30/2020			12/31/2019
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Cash and cash equivalents(1)	$11.4	$113.4	$124.8	$9.9	$66.6	$76.5
Investments(2)	138.0	1,865.8	2,003.8	281.1	1,891.3	2,172.4
Other assets	6.7	26.2	32.9	10.6	17.4	28.0
Total assets	156.1	2,005.4	2,161.5	301.6	1,975.3	2,276.9
Liabilities	13.2	41.6	54.8	12.2	27.0	39.2
Net assets	$142.9	$1,963.8	$2,106.7	$289.4	$1,948.3	$2,237.7

Attributable to T. Rowe Price Group	$111.4	$905.2	$1,016.6	$199.6	$917.1	$1,116.7
Attributable to redeemable non-controlling interests	31.5	1,058.6	1,090.1	89.8	1,031.2	1,121.0
	$142.9	$1,963.8	$2,106.7	$289.4	$1,948.3	$2,237.7

(1) Cash and cash equivalents includes $10.5 million at June 30, 2020, and $9.1 million at December 31, 2019, of T. Rowe Price money market mutual funds.
(2) Investments includes $45.9 million at June 30, 2020, and $40.2 million at December 31, 2019 of T. Rowe Price investment products.

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

The operating results of the consolidated T. Rowe Price investment products for the three- and six- months ended June 30, 2020 and 2019, are reflected in our unaudited condensed consolidated statements of income as follows:

	Three months ended
	6/30/2020			6/30/2019
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(.3)	$(3.3)	$(3.6)	$(.7)	$(3.1)	$(3.8)
Net investment income (loss) reflected in non-operating income (loss)	16.4	226.0	242.4	11.4	51.4	62.8
Impact on income before taxes	$16.1	$222.7	$238.8	$10.7	$48.3	$59.0

Net income (loss) attributable to T. Rowe Price Group	$12.9	$100.4	$113.3	$5.2	$25.4	$30.6
Net income (loss) attributable to redeemable non-controlling interests	3.2	122.3	125.5	5.5	22.9	28.4
	$16.1	$222.7	$238.8	$10.7	$48.3	$59.0

	Six months ended
	6/30/2020			6/30/2019
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(.5)	$(6.8)	$(7.3)	$(1.0)	$(5.9)	$(6.9)
Net investment income (loss) reflected in non-operating income	(18.8)	(69.1)	(87.9)	19.4	145.3	164.7
Impact on income before taxes	$(19.3)	$(75.9)	$(95.2)	$18.4	$139.4	$157.8

Net income (loss) attributable to T. Rowe Price Group	$(9.7)	$(34.5)	$(44.2)	$13.9	$74.1	$88.0
Net income (loss) attributable to redeemable non-controlling interests	(9.6)	(41.4)	(51.0)	4.5	65.3	69.8
	$(19.3)	$(75.9)	$(95.2)	$18.4	$139.4	$157.8

The operating expenses of the consolidated investment products are reflected in other operating expenses. In preparing our unaudited condensed consolidated financial statements, we eliminated operating expenses of $2.1 million and $2.2 million for the three months ended June 30, 2020 and 2019, respectively, against the investment advisory and administrative fees earned from these products. Operating expenses eliminated for the six months ended June 30, 2020 and 2019, were $4.6 million and $3.7 million, respectively. The net investment income (loss) reflected in non-operating income (loss) includes dividend and interest income and realized and unrealized gains and losses on the underlying securities held by the consolidated T. Rowe Price investment products.

The table below details the impact of these consolidated investment products on the individual lines of our unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019.

	Six months ended
	6/30/2020			6/30/2019
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Net cash provided by (used in) operating activities	$.8	$(49.8)	$(49.0)	$(32.7)	$(258.4)	$(291.1)
Net cash used in investing activities	(9.2)	—	(9.2)	(5.1)	—	(5.1)
Net cash provided by in financing activities	9.9	104.0	113.9	34.5	302.7	337.2
Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	—	(7.4)	(7.4)	—	(.4)	(.4)
Net change in cash and cash equivalents during period	1.5	46.8	48.3	(3.3)	43.9	40.6
Cash and cash equivalents at beginning of year	9.9	66.6	76.5	18.5	51.6	70.1
Cash and cash equivalents at end of period	$11.4	$113.4	$124.8	$15.2	$95.5	$110.7

The net cash provided by financing activities during the six months ended June 30, 2020 and 2019 includes $26.2 million and $146.9 million, respectively, of net subscriptions we made into the consolidated T. Rowe Price investment products, net of dividends received. These cash flows were eliminated in consolidation.

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

	6/30/2020		12/31/2019
(in millions)	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents	$10.5	$—	$9.1	$1.1
Equity securities	185.1	668.1	162.8	724.5
Fixed income securities	—	1,123.1	—	1,248.6
Other investments	2.5	25.0	2.7	33.8
	$198.1	$1,816.2	$174.6	$2,008.0

Liabilities	$(.6)	$(15.4)	$(.4)	$(11.2)

NOTE 6 – STOCKHOLDERS’ EQUITY.

Accounts payable and accrued expenses includes liabilities of $10.6 million at June 30, 2020, and $12.2 million at December 31, 2019, for common stock repurchases that settled during the first week of July 2020 and January 2020, respectively.

NOTE 7 – STOCK-BASED COMPENSATION.

STOCK OPTIONS.

The following table summarizes the status of, and changes in, our stock options during the six months ended June 30, 2020.

	Options	Weighted- average exercise price
Outstanding at December 31, 2019	7,388,068	$71.06
Exercised	(1,944,942)	$68.29
Forfeited	(5,457)	$74.09
Outstanding at June 30, 2020	5,437,669	$72.05
Exercisable at June 30, 2020	4,772,891	$71.52

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of, and changes in, our nonvested restricted shares and restricted stock units during the six months ended June 30, 2020.

	Restricted shares	Restricted stock units	Weighted-average fair value
Nonvested at December 31, 2019	7,404	6,718,261	$98.75
Time-based grants	7,412	39,925	$116.08
Dividend equivalents granted to non-employee directors	—	1,243	$110.74
Vested	(7,404)	(87,021)	$97.44
Forfeited	—	(67,294)	$96.82
Nonvested at June 30, 2020	7,412	6,605,114	$98.91

Nonvested at June 30, 2020, includes 403,008 performance-based restricted stock units, including 318,768 restricted stock units for which the performance period has expired and the performance threshold has been met.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense to be recognized over the remaining vesting periods of the stock-based awards outstanding at June 30, 2020. Estimated future compensation expense will change to reflect future grants of restricted stock awards and units, future option grants, changes in the probability of performance thresholds being met, and adjustments for actual forfeitures.

(in millions)
Third quarter 2020	$53.6
Fourth quarter 2020	46.7
2021	108.7
2022 through 2026	90.0
Total	$299.0

NOTE 8 – EARNINGS PER SHARE CALCULATIONS.

The following table presents the reconciliation of net income attributable to T. Rowe Price Group to net income allocated to our common stockholders and the weighted-average shares that are used in calculating the basic and diluted earnings per share on our common stock. Weighted-average common shares outstanding assuming dilution reflects the potential dilution, determined using the treasury stock method, that could occur if outstanding stock options were exercised and non-participating stock awards vested. No outstanding stock options had an anti-dilutive impact on the diluted earnings per common share calculation in the periods presented.

	Three months ended		Six months ended
(in millions)	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Net income attributable to T. Rowe Price Group	$603.0	$527.5	$946.1	$1,040.1
Less: net income allocated to outstanding restricted stock and stock unit holders	16.8	13.8	26.2	26.8
Net income allocated to common stockholders	$586.2	$513.7	$919.9	$1,013.3

Weighted-average common shares
Outstanding	227.4	235.9	230.7	236.2
Outstanding assuming dilution	229.5	239.2	233.1	239.4

NOTE 9 – OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS.

The changes in each component of accumulated other comprehensive loss, including reclassification adjustments for the three months ended June 30, 2020 and 2019 are presented in the table below.

	Three months ended 6/30/2020			Three months ended 6/30/2019
(in millions)	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments
Balances at beginning of period	$(47.0)	$(2.1)	$(49.1)	$(45.0)	$3.4	$(41.6)
Other comprehensive income (loss) before reclassifications and income taxes	(7.3)	5.7	(1.6)	1.5	2.7	4.2
Reclassification adjustments recognized in non-operating income	—	—	—	—	(.1)	(.1)
	(7.3)	5.7	(1.6)	1.5	2.6	4.1
Net deferred tax benefits (income taxes)	(.1)	(1.4)	(1.5)	(.3)	(.7)	(1.0)
Other comprehensive income (loss)	(7.4)	4.3	(3.1)	1.2	1.9	3.1
Balances at end of period	$(54.4)	$2.2	$(52.2)	$(43.8)	$5.3	$(38.5)

The other comprehensive income (loss) in the table above excludes $10.3 million in the 2020 quarter and $1.0 million in the 2019 quarter of other comprehensive income related to redeemable non-controlling interests held in our consolidated products.

The changes in each component of accumulated other comprehensive loss, including reclassification adjustments for six months ended June 30, 2020 and 2019, are presented in the table below.

	Six months ended 6/30/2020			Six months ended 6/30/2019
(in millions)	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments
Balances at beginning of period	$(46.9)	$3.9	$(43.0)	(48.8)	6.8	(42.0)
Other comprehensive income (loss) before reclassifications and income taxes	(7.4)	(2.2)	(9.6)	6.4	(1.8)	4.6
Reclassification adjustments recognized in non-operating income	—	(.1)	(.1)	—	(.2)	(.2)
	(7.4)	(2.3)	(9.7)	6.4	(2.0)	4.4
Net deferred tax income taxes	(.1)	.6	.5	(1.4)	.5	(.9)
Other comprehensive income (loss)	(7.5)	(1.7)	(9.2)	5.0	(1.5)	3.5
Balances at end of period	$(54.4)	$2.2	$(52.2)	$(43.8)	$5.3	$(38.5)

The other comprehensive income (loss) in the table above excludes $6.9 million for the 2020 period and $.3 million for the 2019 period of other comprehensive losses.

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

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries ("the Company") as of June 30, 2020, the related condensed consolidated statements of income and comprehensive income, and stockholders’ equity for the three-month and six-month periods ended June 30, 2020 and 2019, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2020 and 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
July 29, 2020

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

MARKET TRENDS.

U.S. equities surged during the second quarter 2020, bouncing back sharply to recover some of their steep losses in February and March. Massive stimulus efforts from the Federal Reserve and the federal government as well as the gradual lifting of lockdowns and the reopening of economies drove the market’s vigorous gains during the quarter. While most U.S. economic data were dismal, some better-than-expected readings later in the quarter boosted investor sentiment. However, as the quarter ended, investors were somewhat concerned about increasing coronavirus cases in a number of states, which prompted some governors to stop or reverse some of their reopening efforts.

Stocks in developed non-U.S. equity markets advanced but underperformed U.S. shares. European stock markets were positive in U.S. dollar terms, with German stocks leading the way. All developed Asian and Far East markets were positive, with Australia and New Zealand displaying the best returns. Japanese stocks returned almost 12% in U.S. dollar terms.

Emerging markets stocks outperformed developed non-U.S. markets. Asian markets were positive, with Indonesian shares leading the region. Latin American shares were also very strong, led by Argentina and Brazil. In emerging Europe, Russian and Turkish stocks returned about 19% in U.S. dollar terms.

Returns of several major equity market indexes for the three- and six-month periods ended June 30, 2020, were as follows:

	Three months ended	Six months ended
Index	6/30/2020	6/30/2020
S&P 500 Index	20.5%	(3.1)%
NASDAQ Composite Index(1)	30.6%	12.1%
Russell 2000 Index	25.4%	(13.0)%
MSCI EAFE (Europe, Australasia, and Far East) Index	15.1%	(11.1)%
MSCI Emerging Markets Index	18.2%	(9.7)%
 (1) Returns exclude dividends

Global bonds produced positive returns. In the U.S. investment-grade market, corporate bonds fared best as credit spreads narrowed in part because the Federal Reserve announced that it would begin buying a broad portfolio of U.S. corporate bonds. Asset-backed securities rose to a lesser extent, while mortgage-backed securities and Treasuries lagged with modest returns. The Fed kept short-term interest rates near zero percent; the 10-year Treasury note yield decreased from .70% to .66%. Tax-free municipal bonds produced positive returns but narrowly underperformed the broad taxable bond market. High yield bonds easily outperformed the investment-grade market.

Bonds in developed non-U.S. markets produced gains in U.S. dollar terms. Eurozone bond returns to U.S. investors were helped by dollar weakness against the Euro.

Emerging markets bonds displayed strong positive returns. Bonds denominated in U.S. dollars outperformed local currency issues, as weakness in certain currencies, such as the Brazilian real and the Turkish lira, weighed on local bond performance in U.S. dollar terms.

Returns for several major bond market indexes for the three- and six-month periods ended June 30, 2020, were as follows:

	Three months ended	Six months ended
Index	6/30/2020	6/30/2020
Bloomberg Barclays U.S. Aggregate Bond Index	2.9%	6.1%
JPMorgan Global High Yield Index	10.8%	(5.7)%
Bloomberg Barclays Municipal Bond Index	2.7%	2.1%
Bloomberg Barclays Global Aggregate Ex-U.S. Dollar Bond Index	3.4%	.6%
JPMorgan Emerging Markets Bond Index Plus	9.1%	(.4)%

ASSETS UNDER MANAGEMENT.

Assets under management ended the second quarter of 2020 at $1,220.0 billion, an increase of $211.2 billion from March 31, 2020 and $13.2 billion from the end of 2019. Net cash inflows were $14.7 billion, including large subscriptions from institutional clients into U.S. equity and multi-asset, and clients transferred $4.4 billion in net assets from the U.S. mutual funds to other investment products, of which $1.8 billion transferred into the retirement date trusts. Market appreciation and income, net of dividends not reinvested, increased our assets under management by $196.5 billion in the second quarter of 2020.

For the six months ended June 30, 2020, net cash inflows were $8.7 billion, and clients transferred $8.8 billion in net assets from the U.S. mutual funds to other investment products, of which $6.1 billion transferred into the retirement date trusts. Market appreciation and income, net of dividends not reinvested, increased our assets under management by $4.5 billion in the six months ended June 30, 2020.

The following tables detail changes in our assets under management, by vehicle and asset class during the three- and six-month periods ended June 30, 2020:

	Three months ended 6/30/2020				Six months ended 6/30/2020
(in billions)	U.S. mutual funds	Subadvised and separate accounts	Other investment products	Total	U.S. mutual funds	Subadvised and separate accounts	Other investment products	Total
Assets under management at beginning of period	$562.3	$261.1	$185.4	$1,008.8	$682.7	$313.8	$210.3	$1,206.8

Net cash flows before client transfers	3.4	12.1	(.8)	14.7	(4.1)	8.4	4.4	8.7
Client transfers	(4.4)	—	4.4	—	(8.8)	.2	8.6	—
Net cash flows after client transfers	(1.0)	12.1	3.6	14.7	(12.9)	8.6	13.0	8.7
Net market appreciation (depreciation) and income	109.7	54.3	32.7	196.7	1.3	5.1	(1.6)	4.8
Net distributions not reinvested	(.2)	—	—	(.2)	(.3)	—	—	(.3)
Change during the period	108.5	66.4	36.3	211.2	(11.9)	13.7	11.4	13.2

Assets under management at June 30, 2020	$670.8	$327.5	$221.7	$1,220.0	$670.8	$327.5	$221.7	$1,220.0

	Three months ended 6/30/2020				Six months ended 6/30/2020
(in billions)	Equity	Fixed income, including money market	Multi-asset(1)	Total	Equity	Fixed income, including money market	Multi-asset(1)	Total
Assets under management at beginning of period	$569.3	$146.3	$293.2	$1,008.8	$698.9	$147.9	$360.0	$1,206.8

Net cash flows	9.8	2.3	2.6	14.7	4.1	5.3	(.7)	8.7
Net market appreciation (depreciation) and income(2)	139.8	4.4	52.3	196.5	15.9	(.2)	(11.2)	4.5
Change during the period	149.6	6.7	54.9	211.2	20.0	5.1	(11.9)	13.2
Assets under management at June 30, 2020	$718.9	$153.0	$348.1	$1,220.0	$718.9	$153.0	$348.1	$1,220.0
(1) The underlying assets under management of the multi-asset portfolios have been aggregated and presented in this category and not reported in the equity and fixed income columns.
(2) Includes distributions reinvested and not reinvested.

Investment advisory clients outside the U.S. account for about 8.2% of our assets under management at June 30, 2020 and 6.9% at December 31, 2019.

Our target date retirement products, which are included in the multi-asset totals shown above, continue to be a significant part of our assets under management. Assets under management in these portfolios were as follows:

	As of
(in billions)	6/30/2020	3/31/2020	12/31/2019
Target date retirement U.S. mutual funds	$153.0	$132.0	$164.8
Target date separate accounts	8.5	7.1	8.4
Target date retirement trusts	122.7	103.1	119.2
	$284.2	$242.2	$292.4

Our target date retirement products experienced net cash outflows of $.2 billion in the second quarter of 2020 and net cash inflows of $.5 billion in the first six months of 2020.

INVESTMENT PERFORMANCE.

Strong investment performance and brand awareness is a key driver to attracting and retaining assets—and to our long-term success. The percentage of our U.S. mutual funds(1) (across primary share classes) that outperformed their comparable Morningstar median on a total return basis and that are in the top Morningstar quartile for the one-, three-, five-, and 10-years ended June 30, 2020, were:

	1 year	3 years	5 years	10 years
Outperformed Morningstar median(2)
All funds	59%	63%	73%	77%
Multi-asset funds	58%	74%	88%	89%

Top Morningstar quartile(2)
All funds	29%	34%	46%	52%
Multi-asset funds	33%	40%	59%	74%
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

In addition, 79% of assets under management in our rated U.S. mutual funds (across primary share classes) ended the quarter with an overall rating of four or five stars from Morningstar. The performance of our institutional strategies against their benchmarks remains competitive, especially over longer time periods.

RESULTS OF OPERATIONS.

The following table and discussion sets forth information regarding our consolidated financial results for the three and six months ended June 30, 2020 and 2019 on a U.S. GAAP basis as well as a non-GAAP basis. The non-GAAP basis adjusts for the impact of our consolidated T. Rowe Price investment products, the impact of market movements on the supplemental savings plan liability and related economic hedges, investment income related to certain other investments, and certain nonrecurring charges and gains.

	Three months ended		Q2 2020 vs. Q2 2019		Six months ended		YTD 2020 vs. YTD 2019
(in millions, except per-share data)	6/30/2020	6/30/2019	$ change	% change	6/30/2020	6/30/2019	$ change	% change
U.S. GAAP basis
Investment advisory fees	$1,293.8	$1,270.2	$23.6	1.9%	$2,621.6	$2,464.4	$157.2	6.4%
Net revenues	$1,415.4	$1,395.2	$20.2	1.4%	$2,878.0	$2,722.5	$155.5	5.7%
Operating expenses	$861.7	$780.1	$81.6	10.5%	$1,617.1	$1,574.9	$42.2	2.7%
Net operating income	$553.7	$615.1	$(61.4)	(10.0)%	$1,260.9	$1,147.6	$113.3	9.9%
Non-operating income (loss)(1)	$415.1	$124.5	$290.6	n/m	$(85.2)	$327.3	$(412.5)	n/m
Net income attributable to T. Rowe Price Group	$603.0	$527.5	$75.5	14.3%	$946.1	$1,040.1	$(94.0)	(9.0)%
Diluted earnings per common share	$2.55	$2.15	$.40	18.6%	$3.95	$4.23	$(.28)	(6.6)%
Weighted average common shares outstanding assuming dilution	229.5	239.2	(9.7)	(4.1)%	233.1	239.4	(6.3)	(2.6)%

Adjusted non-GAAP basis(2)
Operating expenses	$785.8	$764.6	$21.2	2.8%	$1,603.7	$1,521.2	$82.5	5.4%
Net operating income	$631.7	$632.8	$(1.1)	(.2)%	$1,278.9	$1,205.0	$73.9	6.1%
Non-operating income(1)	$85.8	$35.8	$50.0	n/m	$24.6	$80.0	$(55.4)	n/m
Net income attributable to T. Rowe Price Group	$539.6	$498.1	$41.5	8.3%	$993.9	$958.7	$35.2	3.7%
Diluted earnings per common share	$2.29	$2.03	$.26	12.8%	$4.15	$3.90	$.25	6.4%

Assets under management (in billions)
Average assets under management	$1,140.2	$1,099.8	$40.4	3.7%	$1,151.4	$1,071.8	$79.6	7.4%
Ending assets under management	$1,220.0	$1,125.0	$95.0	8.4%	$1,220.0	$1,125.0	$95.0	8.4%
(1) The percentage change in non-operating income (loss) is not meaningful (n/m).
(2) See the reconciliation to the comparable U.S. GAAP measures at the end of the Results of Operations section of this Management’s Discussion and Analysis.

Results Overview - Quarter ended June 30, 2020

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

Investment advisory revenues earned in the second quarter of 2020 increased over the comparable 2019 quarter as average assets under our management increased $40.4 billion, or 3.7%, to $1,140.2 billion. The average annualized effective fee rate earned during the second quarter of 2020 was 45.6 basis points, compared with 46.3 basis points earned during the second quarter of 2019.

Further, beginning in the second quarter of 2020, we voluntarily waived a portion of our money market advisory fees and fund expenses in order to maintain a positive yield for investors. We waived $2.7 million, or less than 1% of total investment advisory fees from certain of our money market mutual funds, trusts and other investment portfolios during the second quarter of 2020. At June 30, 2020, combined net assets of the funds and trusts in which we waived fees in the second quarter of 2020 were $22.4 billion. We expect to continue to waive fees for at least the remainder of 2020.

Our annualized effective fee rate declined primarily due to client transfers within the complex to lower fee vehicles or share classes over the last twelve months.

Operating expenses. Operating expenses were $861.7 million in the second quarter of 2020 compared with $780.1 million in the second quarter of 2019. The increase in operating expenses for the second quarter of 2020 was primarily due to an increase in market-related compensation expense of $60.5 million related to the increase in the supplemental savings plan liability and, to a lesser extent, higher salaries and the firm’s continued strategic investments. For the second quarter of 2020, the higher compensation expense related to the supplemental savings plan was largely offset by the non-operating gains earned on the investments used to economically hedge the related liability.

On a non-GAAP basis, our operating expenses in the second quarter of 2020 increased 2.8% to $785.8 million compared to the second quarter of 2019. Our non-GAAP operating expenses do not include the impact of our supplemental savings plan and consolidated sponsored investment products. See our non-GAAP reconciliations later in this Management’s Discussion and Analysis section.

Operating margin. Our operating margin in the second quarter of 2020 was 39.1%, compared to 44.1% earned in the 2019 quarter. The decrease in our operating margin for the second quarter of 2020 compared to the 2019 period was primarily driven by the higher compensation expense related to our supplemental savings plan as markets in the second quarter of 2020 outperformed the same period in 2019.

Diluted earnings per share. Diluted earnings per share was $2.55 for the second quarter of 2020 as compared to $2.15 for the second quarter of 2019. The 18.6% increase was primarily driven by the significantly higher investment gains recognized in the second quarter of 2020 as compared to the second quarter of 2019 as well as a 4.1% decline in weighted average shares outstanding. These drivers of the increase in diluted earnings per share were partially offset by lower operating income in the second quarter of 2020.

On a non-GAAP basis, diluted earnings per share was $2.29 for the second quarter of 2020 as compared to $2.03 for the second quarter of 2019. The increase in diluted earnings per share was primarily due to higher investment gains and lower shares outstanding.

Results Overview - Year-to-Date ended June 30, 2020

Investment advisory revenues. Investment advisory revenues earned in the six months ended June 30, 2020 increased over the comparable 2019 period as average assets under our management increased $79.6 billion, or 7.4%, to $1,151.4 billion. The average annualized effective fee rate earned on our assets under management during the six months ended June 30, 2020 was 45.8 basis points compared with 46.4 basis points earned during the same period of 2019.

Our annualized effective fee rate declined primarily due to client transfers within the complex to lower fee vehicles or share classes over the last twelve months.

Operating expenses. Operating expenses were $1,617.1 million in the six months ended June 30, 2020 compared with $1,574.9 million in the 2019 period. The increase in operating expenses was primarily due to higher salary and benefits expense, interim bonus accrual, stock-based compensation expense and our continued strategic investments. These increases were partially offset by lower market-related compensation expense of $39.8 million related to the supplemental savings plan.

On a non-GAAP basis, our operating expenses for the six months ended June 30, 2020 increased 5.4% to $1,603.7 million compared to the 2019 period. Our non-GAAP operating expenses do not include the impact of our supplemental savings plan and consolidated sponsored investment products. See our non-GAAP reconciliations later in this Management’s Discussion and Analysis section.

While we anticipate that the coronavirus pandemic will continue to reduce certain expense categories, such as travel, we have changed our expected full-year 2020 non-GAAP operating expense growth to 3%-6%, from the 1%-4% provided in April 2020 as the sharp market recovery in the second quarter of 2020 has increased our AUM-related expenses. This range includes investments in our critical strategic initiatives to promote long-term growth of the business. We could elect to further adjust our expense growth should unforeseen circumstances arise, including significant market movements and ongoing disruption resulting from the coronavirus pandemic.

Operating margin. Our operating margin in the six months ended June 30, 2020 was 43.8%, compared to 42.2% earned in the 2019 period. The increase in our operating margin for the six months ended June 30, 2020 compared to the 2019 period was primarily driven by the lower compensation expense related to our supplemental savings plan as markets in the first half of 2020 underperformed the same period in 2019 as global markets were disrupted by the coronavirus pandemic during 2020.

Diluted earnings per share. Diluted earnings per share was $3.95 for the six months ended June 30, 2020 as compared to $4.23 for the six months ended June 30, 2019. The 6.6% decrease was primarily driven by investment losses recognized in the six months ended June 30, 2020 as compared to gains generated in the six months ended June 30, 2019. Higher operating income, lower outstanding shares, and a lower effective tax rate in the first half of 2020 reduced the impact of the investment losses.

Diluted earnings per share on a non-GAAP basis was $4.15 for the six months ended June 30, 2020 as compared to $3.90 for the six months ended June 30, 2019. The increase in adjusted diluted earnings per share was primarily due to higher operating income, lower shares outstanding, and a lower effective tax rate. The impact of these drivers were partially offset by investment losses recognized in the 2020 period. See our non-GAAP reconciliations later in this Management’s Discussion and Analysis section.

Net revenues

	Three months ended		Q2 2020 vs. Q2 2019		Six months ended		YTD 2020 vs. YTD 2019
(in millions)	6/30/2020	6/30/2019	$ change	% change	6/30/2020	6/30/2019	$ change	% change
Investment advisory fees
U.S. mutual funds	$823.1	$860.7	$(37.6)	(4.4)%	$1,699.3	$1,676.6	$22.7	1.4%
Subadvised and separate accounts and other investment products	470.7	409.5	61.2	14.9%	922.3	787.8	134.5	17.1%
	1,293.8	1,270.2	23.6	1.9%	2,621.6	2,464.4	157.2	6.4%
Administrative, distribution, and servicing fees
Administrative fees	95.9	94.9	1.0	1.1%	202.8	197.8	5.0	2.5%
Distribution and servicing fees	25.7	30.1	(4.4)	(14.6)%	53.6	60.3	(6.7)	(11.1)%
	121.6	125.0	(3.4)	(2.7)%	256.4	258.1	(1.7)	(.7)%
Net revenues	$1,415.4	$1,395.2	$20.2	1.4%	$2,878.0	$2,722.5	$155.5	5.7%

Investment advisory fees.

U.S. mutual funds
Investment advisory revenues earned in the second quarter of 2020 from our U.S. mutual funds were $823.1 million, a decrease of 4.4% from the comparable 2019 quarter. Average assets under management in these funds for the second quarter of 2020 decreased 1.6% from the 2019 quarter to $628.6 billion.

Investment advisory revenues earned in the six months ended June 30, 2020 from the firm's U.S. mutual funds were $1,699.3 million, an increase of 1.4% from the comparable 2019 period. Average assets under management in these funds for the six months ended June 30, 2020 increased 2.7% from the 2019 period to $641.5 billion.

The difference in the percentage of change in revenue compared with assets under management for both the 2020 quarter and year-to-date periods from the 2019 period is primarily due to client transfers within the complex to lower fee vehicles or shares classes during the last twelve months.

Subadvised and separate accounts and other investment products
Investment advisory revenues earned in the second quarter of 2020 from subadvised and separate accounts and other investment products were $470.7 million, an increase of 14.9% from the comparable 2019 quarter. Average assets under management for these products increased 10.9% from the 2019 quarter to $511.6 billion.

Investment advisory revenues earned in the six months ended June 30, 2020 from subadvised and separate accounts as well as other investment products were $922.3 million, an increase of 17.1% from the 2019 period. Average assets under management for these products increased 14.0% from the 2019 period to $509.9 billion.

Inflows into the Japanese ITMs, which have a higher than average fee rate have caused investment advisory fees in these portfolios to increase at a rate greater than the increase in their average assets under management. The fee rate earned on the Japanese ITMs is substantially offset by the costs incurred to distribute these products. Those costs are recorded as part of distribution and servicing expenses.

Administrative, distribution, and servicing fees. Administrative, distribution, and servicing fees in the second quarter of 2020 were $121.6 million, a decrease of $3.4 million, or 2.7%, from the comparable 2019 quarter. For the six months ended June 30, 2020, these fees were $256.4 million, a decrease of $1.7 million, or .7%, from the 2019 period. In this line, we recognize fees earned from providing administrative and distribution services to our investment advisory clients, primarily our U.S. mutual funds and their investors. The decrease for both periods was primarily due to lower 12b-1 revenue earned on certain share classes, including the Advisor and R classes, of the U.S. mutual funds as lower markets in 2020 as well as client transfers to lower fee vehicles and share classes over the last twelve months have reduced assets under management in these share classes. The decline in 12b-1 revenue is offset entirely by a reduction in the costs paid to third-party intermediaries that source these assets and reported in distribution and servicing expense. For the six months ended June 30, 2020 compared to the same period of 2019, the lower 12b-1 revenue was partially offset by increased retail transfer agent servicing activities and higher administrative services provided to fund shareholders.

Our second quarter net revenues reflect the elimination of $2.1 million in 2020 and $2.2 million in 2019, of revenue earned from our consolidated T. Rowe Price investment products. For the six months ended June 30, 2020 and 2019, we eliminated $4.6 million in 2020 and $3.7 million in 2019 of net revenue. The corresponding expenses recognized by these products, and consolidated in our financial statements, were eliminated from operating expenses.

Operating expenses

	Three months ended		Q2 2020 vs. Q2 2019		Six months ended		YTD 2020 vs. YTD 2019
(in millions)	6/30/2020	6/30/2019	$ change	% change	6/30/2020	6/30/2019	$ change	% change
Compensation and related costs	$549.0	$483.2	$65.8	13.6%	$989.7	$974.7	$15.0	1.5%
Distribution and servicing	62.0	64.4	(2.4)	(3.7)%	127.7	130.8	(3.1)	(2.4)%
Advertising and promotion	13.4	19.8	(6.4)	(32.3)%	38.3	41.4	(3.1)	(7.5)%
Product-related costs	39.6	33.4	6.2	18.6%	81.2	77.6	3.6	4.6%
Technology, occupancy, and facility costs	111.3	104.9	6.4	6.1%	216.7	203.0	13.7	6.7%
General, administrative, and other	86.4	74.4	12.0	16.1%	163.5	147.4	16.1	10.9%
Total operating expenses	$861.7	$780.1	$81.6	10.5%	$1,617.1	$1,574.9	$42.2	2.7%

Compensation and related costs. Compensation and related costs were $549.0 million in the second quarter of 2020, an increase of $65.8 million, or 13.6%, compared to the 2019 quarter. The increase was primarily due to an increase in market-related expense of $60.5 million related to our supplemental savings plan as the sharp market recovery in the second quarter of 2020 increased the liability. Additionally, increases in base salaries and related employee costs, due to a 5.1% increase in our average staff size and, to a lesser extent, the modest increases in base salaries at the beginning of 2020, and higher non-cash stock-based compensation expense contributed to the increase in compensation and related costs in the 2020 period. These increases in compensation and related costs were offset in part by higher labor capitalization related to internally developed software and a lower interim accrual for annual variable compensation, primarily bonus compensation, from the 2019 quarter. We recognize the interim bonus accrual ratably over the year using the ratio of recognized quarterly net revenues to currently forecasted annual net revenues.

Compensation and related costs were $989.7 million in the six months ended June 30, 2020, an increase of $15.0 million, or 1.5%, compared to the 2019 period. The increase in compensation and related costs was primarily due to an increase in salaries, benefits and related employee costs, which have increased $32.2 million from the 2019 period. An increase of 5.4% in our average staff size and modest increases in base salaries at the beginning of 2020 have contributed to higher associate-related costs. Our interim accrual for annual variable compensation, primarily bonus compensation, also increased $10.8 million in 2020 from the 2019 period. These increases in compensation and related costs were offset in part by $39.8 million in lower market-related expense related to our supplemental savings plan and $13.0 million in higher labor capitalization related to internally developed software in 2020 period.

Distribution and servicing. Distribution and servicing includes those costs incurred to distribute T. Rowe Price products as well as client and shareholder servicing, recordkeeping, and administrative services. These costs were $62.0 million for the second quarter of 2020, a decrease of 3.7% from the $64.4 million recognized in the 2019 quarter. For the six months ended June 30, 2020, these costs were $127.7 million, a decrease of 2.4% over the $130.8 million recognized in the comparable 2019 period. The decrease for both periods is primarily driven by lower assets under management in those mutual funds for which we pay distribution and servicing costs as lower markets and client transfers to lower fee vehicles or share classes over the last twelve months reduced assets under management for these share classes. The decreases in costs related to these products were partially offset by higher distribution costs as a result of inflows into our Japanese ITMs.

Distribution and servicing costs paid to third-party intermediaries that source the assets of certain share classes of our U.S. mutual funds are recognized in this expense line and are offset entirely by the 12b-1 revenue we earn and report in administrative, distribution, and servicing fees.

Advertising and promotion. Advertising and promotion costs were $13.4 million in the second quarter of 2020, a decrease of $6.4 million, or 32.3%, compared to the $19.8 million recognized in the 2019 quarter. For the six months ended June 30, 2020, these costs were $38.3 million, a decrease of $3.1 million, or 7.5%, compared to the 2019 period. The decrease for both periods is due primarily to lower media activity and fewer conference events in 2020 as compared to 2019.

Technology, occupancy, and facility costs. Technology, occupancy, and facility costs consists of depreciation expense, technology equipment and maintenance, software, and costs related to our facilities. These costs were $111.3 million in the second quarter of 2020, an increase of $6.4 million, or 6.1%, compared to the $104.9 million recognized in the 2019 quarter. For the six months ended June 30, 2020, these costs were $216.7 million, an increase of $13.7 million, or 6.7%, compared to the 2019 period. The increase for both periods is due primarily to the ongoing investment in our technology capabilities, including related depreciation and hosted solution licenses.

General, administrative, and other. General, administrative, and other expenses were $86.4 million in the second quarter of 2020, an increase of $12.0 million, or 16.1%, compared to the $74.4 million recognized in the 2019 quarter. For the six months ended June 30, 2020, these costs were $163.5 million, an increase of $16.1 million, or 10.9%, compared to the 2019 period. The increase for both periods is primarily due to certain nonrecurring administrative expenses, along with higher third-party investment research costs and higher professional fees. These increases were partially offset by lower travel expenses in the second quarter of 2020.

Non-operating income (loss)

Non-operating income for the second quarter of 2020 was $415.1 million, an increase of $290.6 million from non-operating income in the second quarter of 2019 of $124.5 million. Non-operating loss for the six months ended June 30, 2020 was $85.2 million, a decrease of $412.5 million from non-operating income in the comparable 2019 period of $327.3 million. The following table details the components of non-operating income for the quarter and year-to-date periods.

	Three months ended		Six months ended
(in millions)	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Net gains (losses) from non-consolidated T. Rowe Price investment products
Cash and discretionary investments
Dividend income	$5.0	$17.9	$15.4	$34.1
Market related gains and equity in earnings	80.8	17.9	9.2	45.9
Seed capital investments
Dividend income	.5	.3	1.2	.8
Market related gains (losses) and equity in earnings (losses)	28.1	8.7	(6.0)	28.3
Net gain recognized upon deconsolidation	—	.1	.1	.2
Investments used to hedge the supplemental savings plan liability	64.4	12.1	(4.1)	43.1
Total net gains from non-consolidated T. Rowe Price investment products	178.8	57.0	15.8	152.4
Other investment income (loss)	(8.2)	4.8	.2	9.5
Net gains (losses) on investments	170.6	61.8	16.0	161.9
Net gains (losses) on consolidated sponsored investment portfolios	242.4	62.8	(87.9)	164.7
Other income (loss), including foreign currency gains and losses	2.1	(.1)	(13.3)	.7
Non-operating income (loss)	$415.1	$124.5	$(85.2)	$327.3

Our investment portfolio recognized significant gains in the second quarter of 2020 as the markets rebounded sharply from the market losses experienced in the first quarter of 2020. Our consolidated investment products and supplemental savings plan hedge portfolio comprised about 75% of the net gains recognized during the second quarter of 2020. The cash and discretionary investment portfolio also experienced net investment gains of $85.8 million in the second quarter of 2020.

Despite the sharp market recovery in the second quarter of 2020, our investment portfolio for the six months ended June 30, 2020 has experienced net losses due to the global economies and markets disruption caused by the coronavirus pandemic in the first quarter of 2020. Our consolidated investment products and supplemental savings plan hedge portfolio comprised most of the net losses recognized during the six months ended June 30, 2020. The cash and discretionary investment portfolio partially offset these losses with net investment gains of $24.6 million in the six months ended June 30, 2020.

The table above includes the net investment income of the underlying portfolios included in the consolidated T. Rowe Price investment products and not just the net investment income related to our interest. The table below shows the impact that the consolidated T. Rowe Price investment products had on the individual lines of our unaudited condensed consolidated statements of income and the portion attributable to our interest:

	Three months ended		Six months ended
(in millions)	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Operating expenses reflected in net operating income	$(3.6)	$(3.8)	$(7.3)	$(6.9)
Net investment income (loss) reflected in non-operating income (loss)	242.4	62.8	(87.9)	164.7
Impact on income before taxes	$238.8	$59.0	$(95.2)	$157.8

Net income (loss) attributable to our interest in the consolidated T. Rowe Price investment products	$113.3	$30.6	$(44.2)	$88.0
Net income (loss) attributable to redeemable non-controlling interests (unrelated third-party investors)	125.5	28.4	(51.0)	69.8
	$238.8	$59.0	$(95.2)	$157.8

Provision for income taxes

Our effective tax rate for the second quarter of 2020 and 2019 was 24.8%. The effective tax rate for the second quarter of 2020 was impacted by a lower state effective tax rate, resulting primarily from the remeasurement of deferred tax liabilities related to the firm's investment portfolio, higher net gains attributable to redeemable non-controlling interests held in the firm's consolidated investment products, which are not taxable to the firm despite being included in pre-tax income, and lower discrete tax benefits associated with option exercises.

Our effective tax rate for the six months ended June 30, 2020 was 23.9%, compared with 24.7% in the 2019 period. The year-to-date 2020 effective tax rate was lower than the 2019 period primarily due to higher discrete tax benefits associated with option exercises in the 2020 period.

The following table reconciles the statutory federal income tax rate to our effective tax rate for both the three- and six- months ended June 30, 2020 and 2019:

	Three months ended		Six months ended
	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes for current year, net of federal income tax benefits(1)	3.7	4.6	4.2	4.4
Net (income) losses attributable to redeemable non-controlling interests	(.3)	(.7)	.3	(.7)
Net excess tax benefits from stock-based compensation plans activity	(.4)	(.7)	(1.7)	(.7)
Other items	.8	.6	.1	.7
Effective income tax rate	24.8%	24.8%	23.9%	24.7%
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

Our non-GAAP effective tax rate for the second quarter of 2020 and 2019 was 24.8% and 25.5%, respectively. Our non-GAAP effective tax rate for the six months ended June 30, 2020 and 2019 was 23.8% and 25.4%, respectively. The non-GAAP tax rate primarily adjusts for the impact of the consolidated investment products, including the significant net losses attributable to the redeemable non-controlling interests. The decrease in the non-GAAP effective tax rate is primarily due to the lower state effective rate, slightly offset by lower discrete tax benefits associated with option exercises. We currently estimate our non-GAAP effective tax rate for the full-year 2020 will be in the range of 23% to 25%.

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

The following schedules reconcile certain U.S. GAAP financial measures for the three months ended
June 30, 2020 and 2019.

	Three months ended 6/30/2020
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(4)	Net income attributable to T. Rowe Price Group	Diluted earnings per share(5)
U.S. GAAP Basis	$861.7	$553.7	$415.1	$240.3	$603.0	$2.55
Non-GAAP adjustments:
Consolidated T. Rowe Price investment products(1)	(1.5)	3.6	(242.4)	(54.4)	(58.9)	(.25)
Supplemental savings plan liability(2)	(74.4)	74.4	(64.4)	3.4	6.6	.03
Other non-operating income(3)	—	—	(22.5)	(11.4)	(11.1)	(.04)
Adjusted Non-GAAP Basis	$785.8	$631.7	$85.8	$177.9	$539.6	$2.29

	Three months ended 6/30/2019
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(4)	Net income attributable to T. Rowe Price Group	Diluted earnings per share(5)
U.S. GAAP Basis	$780.1	$615.1	$124.5	$183.7	$527.5	$2.15
Non-GAAP adjustments:
Consolidated T. Rowe Price investment products(1)	(1.6)	3.8	(62.8)	(9.5)	(21.1)	(.09)
Supplemental savings plan liability(2)	(13.9)	13.9	(12.1)	.5	1.3	.01
Other non-operating income(3)	—	—	(13.8)	(4.2)	(9.6)	(.04)
Adjusted Non-GAAP Basis	$764.6	$632.8	$35.8	$170.5	$498.1	$2.03

The following schedules reconcile certain U.S. GAAP financial measures for the six months ended June 30, 2020 and 2019.

	Six months ended 6/30/2020
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(4)	Net income attributable to T. Rowe Price Group	Diluted earnings per share(5)
U.S. GAAP Basis	$1,617.1	$1,260.9	$(85.2)	$280.6	$946.1	$3.95
Non-GAAP adjustments:
Consolidated T. Rowe Price investment products(1)	(2.7)	7.3	87.9	16.7	27.5	.11
Supplemental savings plan liability(2)	(10.7)	10.7	4.1	5.6	9.2	.04
Other non-operating income(3)	—	—	17.8	6.7	11.1	.05
Adjusted Non-GAAP Basis	$1,603.7	$1,278.9	$24.6	$309.6	$993.9	$4.15

	Six months ended 6/30/2019
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(4)	Net income attributable to T. Rowe Price Group	Diluted earnings per share(5)
U.S. GAAP Basis	$1,574.9	$1,147.6	$327.3	$365.0	$1,040.1	$4.23
Non-GAAP adjustments:
Consolidated T. Rowe Price investment products(1)	(3.2)	6.9	(164.7)	(28.4)	(59.6)	(.24)
Supplemental savings plan liability(2)	(50.5)	50.5	(43.1)	2.4	5.0	.02
Other non-operating income(3)	—	—	(39.5)	(12.7)	(26.8)	(.11)
Adjusted Non-GAAP Basis	$1,521.2	$1,205.0	$80.0	$326.3	$958.7	$3.90

(1)
These non-GAAP adjustments remove the impact that the consolidated T. Rowe Price investment products have on our U.S. GAAP consolidated statements of income. Specifically, we add back the operating expenses and subtract the investment income of the consolidated T. Rowe Price investment products. The adjustment to our operating expenses represents the operating expenses of the consolidated products, net of the elimination of related management and administrative fees. The adjustment to net income attributable to T. Rowe Price Group represents the net income of the consolidated products, net of redeemable non-controlling interest. We remove the impact of the consolidated

T. Rowe Price investment products as we believe they impact the reader’s ability to understand our core operating results.

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

(4)
The income tax impacts were calculated in order to achieve an overall non-GAAP effective tax rate of 23.8% for the first half of 2020 and 25.4% for the first half of 2019. As such, the non-GAAP effective tax rate for the second quarter was 24.8% for 2020 and 25.5% for 2019. We estimate that our effective tax rate for the full-year 2020 on a non-GAAP basis will be in the range of 23% to 25%.

(5)
This non-GAAP measure was calculated by applying the two-class method to adjusted net income attributable to T. Rowe Price Group divided by the weighted-average common shares outstanding assuming dilution. The calculation of adjusted net income allocated to common stockholders is as follows:

	Three months ended		Six months ended
	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Adjusted net income attributable to T. Rowe Price Group	$539.6	$498.1	$993.9	$958.7
Less: adjusted net income allocated to outstanding restricted stock and stock unit holders	15.0	12.8	27.4	24.4
Adjusted net income allocated to common stockholders	$524.6	$485.3	$966.5	$934.3

CAPITAL RESOURCES AND LIQUIDITY.

Sources of Liquidity
We remain debt-free with ample liquidity, including cash and investments in T. Rowe Price products, as follows:

(in millions)	6/30/2020	12/31/2019
Cash and cash equivalents	$2,058.1	$1,781.8
Discretionary investments	2,021.9	1,899.6
Total cash and discretionary investments	4,080.0	3,681.4
Redeemable seed capital investments	1,074.2	1,325.6
Investments used to hedge the supplemental savings plan liability	564.5	561.1
Total cash and investments in T. Rowe Price products	$5,718.7	$5,568.1

Our discretionary investment portfolio is comprised primarily of short duration bond funds, which typically yield higher than money market rates, and asset allocation products. Cash and discretionary investments returned gains of $85.8 million and $24.6 million in the three- and six- months ended June 30, 2020, respectively, as compared to generating income of $35.8 million and $80.0 million in the three- and six- months ended June 30, 2019. Cash and discretionary investments in T. Rowe Price products held by our subsidiaries outside the U.S. were $720.5 million at June 30, 2020 and $665.8 million at December 31, 2019. Given the availability of our financial resources and cash expected to be generated through future operations, we do not maintain an available external source of additional liquidity.

Our seed capital investments are redeemable, although we generally expect to be invested for several years for the products to build an investment performance history and until unrelated third-party investors substantially reduce our relative ownership percentage.

The cash and investment presentation on the unaudited condensed consolidated balance sheet is based on the accounting treatment for the cash equivalent or investment item. The following table details how T. Rowe Price Group’s interests in cash and investments relate to where they are presented on the unaudited condensed consolidated balance sheet as of June 30, 2020.

(in millions)	Cash and cash equivalents	Investments	Net assets of consolidated T. Rowe Price investment products(1)	6/30/2020
Cash and discretionary investments	$2,058.1	$1,802.0	$219.9	$4,080.0
Seed capital investments	—	277.5	796.7	1,074.2
Investments used to hedge the supplemental savings plan liability	—	564.5	—	564.5
Total cash and investments in T. Rowe Price products attributable to T. Rowe Price Group	2,058.1	2,644.0	1,016.6	5,718.7
Investment in UTI and other investments	—	256.0	—	256.0
Total cash and investments attributable to T. Rowe Price Group	2,058.1	2,900.0	1,016.6	5,974.7
Redeemable non-controlling interests	—	—	1,090.1	1,090.1
As reported on unaudited condensed consolidated balance sheet at June 30, 2020	$2,058.1	$2,900.0	$2,106.7	$7,064.8

(1)
The T. Rowe Price investment products that we consolidate are generally those products we provided seed capital at the time of their formation and we have a controlling interest. These products generally represent U.S. mutual funds as well as those funds regulated outside the U.S. The net assets of the T. Rowe Price investment products at June 30, 2020 consist of product assets we consolidate on our unaudited condensed consolidated balance sheets of $2,161.5 million, less the liabilities of these products of $54.8 million.

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

Uses of Liquidity

We increased our quarterly recurring dividend per common share in February 2020 by 18.4% to $.90 per common share from $.76 per common share. Additionally, we expended $1,028.7 million in the first half of 2020 to repurchase 9.6 million shares, or 4.1%, of our outstanding common stock at an average price of $106.43 per share. These dividends and repurchases were expended using existing cash balances and cash generated from operations. While opportunistic in our approach to stock buybacks, we will generally repurchase our common stock over time to offset the dilution created by our equity-based compensation plans.

Since the end of 2017, we have returned $4.7 billion to stockholders through stock repurchases and our regular quarterly dividends, as follows:

(in millions)	Recurring dividend	Stock repurchases	Total cash returned to stockholders
2018	$694.7	$1,099.6	$1,794.3
2019	733.6	708.8	1,442.4
Six months ended 6/30/2020	425.1	1,028.8	1,453.9
Total	$1,853.4	$2,837.2	$4,690.6

We anticipate property and equipment expenditures for the full-year 2020 to be about $225 million, of which more than three-quarters is planned for technology initiatives. We expect to fund our anticipated capital expenditures with operating cash flows and other available resources.

Cash Flows

The following table summarizes the cash flows for the six months ended June 30, 2020 and 2019, that are attributable to T. Rowe Price Group, our consolidated T. Rowe Price investment products, and the related eliminations required in preparing the statement.

	Six months ended
	6/30/2020				6/30/2019
(in millions)	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated T. Rowe Price investment products	Elims	As reported	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated T. Rowe Price investment products	Elims	As reported
Cash flows from operating activities
Net income	$946.1	$(95.2)	$44.2	$895.1	$1,040.1	$157.8	$(88.0)	$1,109.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	94.3	—	—	94.3	86.0	—	—	86.0
Stock-based compensation expense	111.6	—	—	111.6	90.7	—	—	90.7
Net (gains) losses recognized on investments	47.6	—	(44.2)	3.4	(212.4)	—	88.0	(124.4)
Net investments in T. Rowe Price investment products used to economically hedge supplemental savings plan liability	(10.0)	—	—	(10.0)	(19.3)	—	—	(19.3)
Net change in trading securities held by consolidated T. Rowe Price investment products	—	40.8	—	40.8	—	(444.0)	—	(444.0)
Other changes in assets and liabilities	501.1	5.4	(1.0)	505.5	257.9	(4.9)	(3.1)	249.9
Net cash provided by (used in) operating activities	1,690.7	(49.0)	(1.0)	1,640.7	1,243.0	(291.1)	(3.1)	948.8
Net cash provided by (used in) investing activities	(15.6)	(9.2)	27.2	2.4	(174.0)	(5.1)	150.0	(29.1)
Net cash provided by (used in) financing activities	(1,398.8)	113.9	(26.2)	(1,311.1)	(691.8)	337.2	(146.9)	(501.5)
Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	—	(7.4)	—	(7.4)	—	(.4)	—	(.4)
Net change in cash and cash equivalents during period	276.3	48.3	—	324.6	377.2	40.6	—	417.8
Cash and cash equivalents at beginning of year	1,781.8	76.5	—	1,858.3	1,425.2	70.1	—	1,495.3
Cash and cash equivalents at end of period	$2,058.1	$124.8	$—	$2,182.9	$1,802.4	$110.7	$—	$1,913.1

Operating Activities
Operating activities attributable to T. Rowe Price Group during the first half of 2020 provided cash flows of $1,690.7 million as compared to $1,243.0 million during the first half of 2019. Operating cash flows attributable to T. Rowe Price Group increased $447.7 million as $298.5 million in higher non-cash adjustments, including unrealized investment gains/losses, depreciation, and stock-based compensation expense, more than offset the $94.0 million decline in net income from the first half of 2019. The non-cash adjustments were driven by a $260.0 million change in net investment gains/losses as we recognized overall investment losses in the first half of 2020 compared with gains in the first half of 2019. The overall investment losses in 2020, which are added back to net income, were a result of the market disruption caused by the coronavirus pandemic in 2020. Additionally, timing differences on the cash settlement of our assets and liabilities decreased cash flows by $243.2 million. Our interim operating cash flows do not include the cash impact of variable compensation that is accrued throughout the year before being substantially paid out in December. The remaining change in reported cash flows from operating activities was attributable to the net change in trading securities held in our consolidated investment products’ underlying portfolios.

Investing Activities
Net cash used in investing activities that are attributable to T. Rowe Price Group totaled $15.6 million in the first half of 2020 compared with $174.0 million in the 2019 period. During 2020, we received net proceeds from the sale of certain of our discretionary investments of $110.8 million compared to net proceeds of $68.9 million during 2019. In addition, while we increased our property and equipment expenditures by $10.8 million, we decreased the level of seed capital provided by $122.8 million. Since we consolidate the seed capital in T. Rowe Price investment products, our seed capital was eliminated in preparing our unaudited condensed consolidated statement of cash flows. The remaining $4.1 million change in reported cash flows from investing activities is related to the net cash removed from our balance sheet from consolidating and deconsolidating investment products.

Financing Activities
Net cash used in financing activities attributable to T. Rowe Price Group were $1,398.8 million in the first half of 2020 compared with $691.8 million in the 2019 period. During 2020, there was a $624.3 million increase in cash paid for common stock repurchases as we repurchased 5.5 million more shares of common stock in the first half of 2020 as compared to the first half of 2019. Additionally, there was a $57.9 million increase in dividends paid in 2020 as a result of an 18.4% increase in our quarterly dividend per share. The remaining change in reported cash flows from financing activities is primarily attributable to a $102.6 million decrease in net subscriptions received from redeemable non-controlling interest holders of our consolidated investment products during the first half of 2020 compared to the 2019 period.

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

EQUITY PRICE RISK.

During the first quarter of 2020, the impact of the global coronavirus pandemic began to rapidly spread throughout the world and caused increasing disruption to populations, economic activity, and the global financial markets. While markets recovered sharply in the second quarter of 2020, the impact and ongoing uncertainty related to the pandemic continued into the end of June 2020. Since our investments in T. Rowe Price investment products are carried at fair value, these investments are subject to market risk. The following table presents the equity price risk from our investments in T. Rowe Price investment products. Investments in these products generally moderate market risk as they are diversified and invest in a number of different financial instruments. T. Rowe Price manages its cash and discretionary investments exposure to market risk by diversifying its investments among equity and fixed income portfolios. In addition, investment holdings may be altered from time to time in response to changes in market risks and other factors, as management deems appropriate. We do not actively manage the market risk related to our our seed capital investments.

In order to quantify the sensitivity of our investments to changes in market valuations, we have chosen to use a variant of each product's net asset value to quantify the equity price risk, as we believe the volatility in each product's net asset value best reflects the underlying risk potential as well as the market trends surrounding each of its investment objectives. The potential future loss of value, before any income tax benefits, of these investments at June 30, 2020 was determined by using the lower of each product’s lowest net asset value per share during the first half of 2020 or its net asset value per share at June 30, 2020, reduced by 10%. In considering this presentation, it is important to note that: not all products experienced their lowest net asset value per share on the same day; it is likely that the composition of the investment portfolio would be changed if adverse market conditions persisted; and we could experience future losses in excess of those presented below.

(in millions)	Fair value 6/30/2020	Potential lower value	Potential loss
Investments in T. Rowe Price products
Discretionary investments	$992.4	$892.9	$99.5	10%
Seed capital not consolidated	132.2	55.5	76.7	58%
Investments designated as an economic hedge of supplemental savings plan liability held at fair value	529.2	410.2	119.0	22%
Total	$1,653.8	$1,358.6	$295.2	18%
Direct investment in consolidated T. Rowe Price investment products
Discretionary investments	$219.9	$169.0	$50.9	23%
Seed capital	796.7	669.8	126.9	16%
Total	$1,016.6	$838.8	$177.8	17%
Investment partnerships and other investments held at fair value	$93.4	$82.5	$10.9	12%

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

Further, we have investments that are used to economically hedge the change in our supplemental savings plan liability. Since we are hedging the liability, the impact on our net income attributable to T. Rowe Price Group would result from any ineffectiveness of this economic hedge.

Item 4.	Controls and Procedures.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of June 30, 2020, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the second quarter of 2020, and has concluded that there was no change during the second quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchase activity during the second quarter of 2020 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April	455,998	$96.22	439,158	23,601,902
May	422,044	$109.57	386,324	23,215,578
June	512,617	$120.74	479,414	22,736,164
Total	1,390,659	$109.31	1,304,896

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorization, outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options, and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the second quarter of 2020, 85,763 were related to shares surrendered in connection with employee stock option exercises and no shares were withheld to cover tax withholdings associated with the vesting of restricted stock awards.

The following table details the changes in and status of the Board of Directors’ outstanding publicly announced board authorizations.

Authorization Dates	4/1/2020	Total Number of Shares Purchased	Maximum Number of Shares that May Yet Be Purchased at 6/30/2020
February 2019	9,041,060	(1,304,896)	7,736,164
March 2020	15,000,000	—	15,000,000
	24,041,060	(1,304,896)	22,736,164

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On July 29, 2020, we issued an earnings release reporting our results of operations for the second quarter of 2020 and the first six months of 2020. A copy of that earnings release is furnished herewith as Exhibit 99.1 This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

Item 6. Exhibits.

The following exhibits required by Item 601 of Regulation S-K are furnished herewith.

3(i)	Charter of T. Rowe Price Group, Inc., as reflected by Articles of Restatement dated June 20, 2018. (Incorporated by reference from Form 10-Q Quarterly Report filed on July 25, 2018.)

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of February 12, 2019. (Incorporated by reference from Form 8-K Current Report filed on February 13, 2019.)

10.1	2020 Long-Term Incentive Plan (Incorporated by reference from Registration Statement on Form S-8 filed on May 15, 2020).

15	Report from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99.1	Earnings release issued July 29, 2020, reporting our results of operations for the second quarter of 2020.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 29, 2020.
T. Rowe Price Group, Inc.

By:    /s/ Céline S. Dufétel
Vice President, Chief Financial Officer and Treasurer