Form 10-Q
period 2020-09-30
PRICE T ROWE GROUP INC
filed 2020-10-29
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date,
October 27, 2020, is 226,432,807.
The exhibit index is at Item 6 on page 42.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	9/30/2020	12/31/2019
ASSETS
Cash and cash equivalents	$2,228.2	$1,781.8
Accounts receivable and accrued revenue	714.8	646.6
Investments	3,030.8	2,939.8
Assets of consolidated T. Rowe Price investment products ($2,255.3 million at September 30, 2020 and $1,975.3 million at December 31, 2019, related to variable interest entities)	2,442.3	2,276.9
Operating lease assets	139.2	110.8
Property and equipment, net	681.9	674.4
Goodwill	665.7	665.7
Other assets	231.7	234.4
Total assets	$10,134.6	$9,330.4

LIABILITIES
Accounts payable and accrued expenses	$186.9	$214.5
Liabilities of consolidated T. Rowe Price investment products ($36.8 million at September 30, 2020 and $27.0 million at December 31, 2019, related to variable interest entities)	46.5	39.2
Operating lease liabilities	175.3	146.3
Accrued compensation and related costs	583.3	112.1
Supplemental savings plan liability	607.2	563.4
Income taxes payable	66.7	31.8
Total liabilities	1,665.9	1,107.3

Commitments and contingent liabilities

Redeemable non-controlling interests	1,340.2	1,121.0

STOCKHOLDERS’ EQUITY
Preferred stock, undesignated, $.20 par value – authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value—authorized 750,000,000; issued 226,375,000 shares at September 30, 2020 and 235,214,000 at December 31, 2019	45.3	47.0
Additional capital in excess of par value	654.6	654.6
Retained earnings	6,471.3	6,443.5
Accumulated other comprehensive loss	(42.7)	(43.0)
Total permanent stockholders’ equity	7,128.5	7,102.1
Total liabilities, redeemable non-controlling interests, and permanent stockholders’ equity	$10,134.6	$9,330.4
The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended		Nine months ended
	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Revenues
Investment advisory fees	$1,469.3	$1,303.4	$4,090.9	$3,767.8
Administrative, distribution, and servicing fees	126.5	123.3	382.9	381.4
Net revenues	1,595.8	1,426.7	4,473.8	4,149.2

Operating expenses
Compensation and related costs	552.3	466.3	1,542.0	1,441.0
Distribution and servicing	73.5	64.5	201.2	195.3
Advertising and promotion	14.2	17.1	52.5	58.5
Product-related costs	36.8	38.0	118.0	115.6
Technology, occupancy, and facility costs	115.6	106.5	332.3	309.5
General, administrative, and other	74.5	75.2	238.0	222.6
Total operating expenses	866.9	767.6	2,484.0	2,342.5

Net operating income	728.9	659.1	1,989.8	1,806.7

Non-operating income (loss)
Net gains on investments	84.6	32.1	100.6	194.0
Net gains on consolidated investment products	101.2	11.6	13.3	176.3
Other income (loss)	5.8	(.7)	(7.5)	—
Total non-operating income	191.6	43.0	106.4	370.3

Income before income taxes	920.5	702.1	2,096.2	2,177.0
Provision for income taxes	221.9	157.0	502.5	522.0
Net income	698.6	545.1	1,593.7	1,655.0
Less: net income (loss) attributable to redeemable non-controlling interests	55.4	(.8)	4.4	69.0
Net income attributable to T. Rowe Price Group	$643.2	$545.9	$1,589.3	$1,586.0

Earnings per share on common stock of T. Rowe Price Group
Basic	$2.75	$2.26	$6.73	$6.55
Diluted	$2.73	$2.23	$6.66	$6.47

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three months ended		Nine months ended
	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Net income	$698.6	$545.1	$1,593.7	$1,655.0
Other comprehensive income (loss)
Currency translation adjustments
Consolidated T. Rowe Price investment products - variable interest entities	33.4	(30.1)	24.2	(32.2)
Reclassification (gains) losses recognized in non-operating income upon deconsolidation of certain T. Rowe Price investment products	—	.1	(.1)	(.1)
Total currency translation adjustments of consolidated T. Rowe Price investment products - variable interest entities	33.4	(30.0)	24.1	(32.3)
Equity method investments	.1	(1.0)	(9.4)	5.4
Other comprehensive income (loss) before income taxes	33.5	(31.0)	14.7	(26.9)
Net deferred tax benefits (income taxes)	(3.2)	3.4	(.5)	2.5
Total other comprehensive income (loss)	30.3	(27.6)	14.2	(24.4)

Total comprehensive income	728.9	517.5	1,607.9	1,630.6
Less: comprehensive income (loss) attributable to redeemable non-controlling interests	76.2	(18.2)	18.3	51.3
Total comprehensive income attributable to T. Rowe Price Group	$652.7	$535.7	$1,589.6	$1,579.3

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine months ended
	9/30/2020	9/30/2019
Cash flows from operating activities
Net income	$1,593.7	$1,655.0
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	144.0	131.7
Stock-based compensation expense	164.5	136.1
Net gains recognized on investments	(75.3)	(137.3)
Net investments in T. Rowe Price investment products used to economically hedge supplemental savings plan liability	(19.1)	(20.5)
Net change in securities held by consolidated T. Rowe Price investment products	(350.8)	(688.1)
Other changes in assets and liabilities	459.9	423.8
Net cash provided by operating activities	1,916.9	1,500.7

Cash flows from investing activities
Purchases of T. Rowe Price investment products	(240.3)	(35.0)
Dispositions of T. Rowe Price investment products	381.9	112.0
Net cash of T. Rowe Price investment products on deconsolidation	(49.1)	(8.3)
Additions to property and equipment	(155.4)	(148.9)
Other investing activity	9.8	3.5
Net cash used in investing activities	(53.1)	(76.7)

Cash flows from financing activities
Repurchases of common stock	(1,158.5)	(576.0)
Common share issuances under stock-based compensation plans	76.2	116.3
Dividends paid to common stockholders of T. Rowe Price Group	(635.7)	(550.4)
Net subscriptions received from redeemable non-controlling interest holders	298.7	387.1
Net cash used in financing activities	(1,419.3)	(623.0)

Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	3.4	(2.2)

Net change in cash and cash equivalents during period	447.9	798.8
Cash and cash equivalents at beginning of period, including $76.5 million at December 31, 2019, and $70.1 million at December 31, 2018, held by consolidated T. Rowe Price investment products	1,858.3	1,495.3
Cash and cash equivalents at end of period, including $78.0 million at September 30, 2020, and $80.9 million at September 30, 2019, held by consolidated T. Rowe Price investment products	$2,306.2	$2,294.1

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Three months ended 9/30/2020
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity	Redeemable non-controlling interests
Balances at June 30, 2020	226,990	$45.4	$654.6	$6,102.9	$(52.2)	$6,750.7	$1,090.1
Net income	—	—	—	643.2	—	643.2	55.4
Other comprehensive income (loss), net of tax	—	—	—	—	9.5	9.5	20.8
Dividends declared ($0.90 per share)	—	—	—	(210.2)	—	(210.2)	—
Shares issued upon option exercises	492	.1	25.9	—	—	26.0	—
Restricted shares issued, net of shares withheld for taxes	—	—	—	—	—	—	—
Net shares issued upon vesting of restricted stock units	17	—	(1.6)	—	—	(1.6)	—
Stock-based compensation expense	—	—	52.8	—	—	52.8	—
Restricted stock units issued as dividend equivalents	—	—	.1	(.1)	—	—	—
Common shares repurchased	(1,124)	(.2)	(77.2)	(64.5)	—	(141.9)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	217.9
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	(44.0)
Balances at September 30, 2020	226,375	$45.3	$654.6	$6,471.3	$(42.7)	$7,128.5	$1,340.2

	Three months ended 9/30/2019
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity	Redeemable non-controlling interests
Balances at June 30, 2019	235,518	$47.1	$654.6	$5,915.9	$(38.5)	$6,579.1	$1,012.3
Net income	—	—	—	545.9	—	545.9	(.8)
Other comprehensive income (loss), net of tax	—	—	—	—	(10.2)	(10.2)	(17.4)
Dividends declared ($0.76 per share)	—	—	—	(182.7)	—	(182.7)	—
Shares issued upon option exercises	782	.1	36.4	—	—	36.5	—
Restricted shares issued, net of shares withheld for taxes	—	—	—	—	—	—	—
Net shares issued upon vesting of restricted stock units	18	—	(1.2)	—	—	(1.2)	—
Forfeiture of restricted awards	(3)	—	—	—	—	—	—
Stock-based compensation expense	—	—	45.5	—	—	45.5	—
Restricted stock units issued as dividend equivalents	—	—	—	—	—	—	—
Common shares repurchased	(1,613)	(.3)	(80.7)	(92.1)	—	(173.1)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	181.1
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	(72.3)
Balances at September 30, 2019	234,702	$46.9	$654.6	$6,187.0	$(48.7)	$6,839.8	$1,102.9

(1) Accumulated other comprehensive income.

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Nine months ended 9/30/2020
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2019	235,214	$47.0	$654.6	$6,443.5	$(43.0)	$7,102.1	$1,121.0
Net income	—	—	—	1,589.3	—	1,589.3	4.4
Other comprehensive income (loss), net of tax	—	—	—	—	.3	.3	13.9
Dividends declared ($2.70 per share)	—	—	—	(635.3)	—	(635.3)	—
Shares issued upon option exercises	1,856	.4	82.8	—	—	83.2	—
Restricted shares issued, net of shares withheld for taxes	8	—	—	—	—	—	—
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	60	—	(4.8)	—	—	(4.8)	—
Stock-based compensation expense	—	—	164.3	—	—	164.3	—
Restricted stock units issued as dividend equivalents	—	—	.2	(.2)	—	—	—
Common shares repurchased	(10,763)	(2.1)	(242.5)	(926.0)	—	(1,170.6)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	307.8
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	(106.9)
Balances at September 30, 2020	226,375	$45.3	$654.6	$6,471.3	$(42.7)	$7,128.5	$1,340.2

	Nine months ended 9/30/2019
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2018	238,069	$47.6	$654.6	$5,464.1	$(42.0)	$6,124.3	$740.3
Net income	—	—	—	1,586.0	—	1,586.0	69.0
Other comprehensive income (loss), net of tax	—	—	—	—	(6.7)	(6.7)	(17.7)
Dividends declared ($2.28 per share)	—	—	—	(549.9)	—	(549.9)	—
Shares issued upon option exercises	2,277	.4	118.9	—	—	119.3	—
Restricted shares issued, net of shares withheld for taxes	7	—	(.1)	—	—	(.1)	—
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	51	—	(2.6)	—	—	(2.6)	—
Forfeiture of restricted awards	(10)	—	—	—	—	—	—
Stock-based compensation expense	—	—	136.2	—	—	136.2	—
Restricted stock units issued as dividend equivalents	—	—	.1	(.1)	—	—	—
Common shares repurchased	(5,692)	(1.1)	(252.5)	(313.1)	—	(566.7)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	392.7
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	(81.4)
Balances at September 30, 2019	234,702	$46.9	$654.6	$6,187.0	$(48.7)	$6,839.8	$1,102.9
(1) Accumulated other comprehensive income.

The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY AND BASIS OF PREPARATION.

T. Rowe Price Group Inc. derives its consolidated revenues and net income primarily from investment advisory services that its subsidiaries provide to individual and institutional investors in the T. Rowe Price U.S. mutual funds (“U.S. mutual funds”), subadvised funds, separately managed accounts, collective investment trusts, and other T. Rowe Price products. The other T. Rowe Price products include: open-ended investment products offered to investors outside the U.S., and products offered through variable annuity life insurance plans in the U.S. We also provide certain investment advisory clients with related administrative services, including distribution, mutual fund transfer agent, accounting, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; brokerage; and trust services.

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

NEW ACCOUNTING GUIDANCE.

We adopted Accounting Standards Update No. 2018-15 — Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract on January 1, 2020 using the prospective method of adoption. This update required implementation costs incurred in cloud computing arrangements to be deferred and recognized over the term of the hosting arrangement. A hosting arrangement is an agreement that allows customers, like us, to access and use software on an as-needed basis without having possession of the software. Beginning on January 1, 2020, we are required to defer such qualifying implementation costs. As of September 30, 2020, we capitalized an immaterial amount of implementation costs incurred in a cloud computing arrangement. Accordingly, the adoption of this guidance did not have a material impact on our consolidated balance sheets or our consolidated statements of income.

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

NOTE 2 – INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Revenues earned during the three- and nine-month periods ended September 30, 2020 and 2019 under agreements with clients include:

	Three months ended 9/30/2020				Three months ended 9/30/2019
		Administrative, distribution, and servicing fees				Administrative, distribution, and servicing fees
(in millions)	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues
U.S. mutual funds	$939.5	$72.4	$28.5	$1,040.4	$881.0	$69.0	$30.1	$980.1
Subadvised funds, separate accounts, collective investment trusts, and other investment products	529.8	—	—	529.8	422.4	—	—	422.4
Other clients	—	25.6	—	25.6	—	24.2	—	24.2
	$1,469.3	$98.0	$28.5	$1,595.8	$1,303.4	$93.2	$30.1	$1,426.7

	Nine months ended 9/30/2020				Nine months ended 9/30/2019
		Administrative, distribution, and servicing fees				Administrative, distribution, and servicing fees
(in millions)	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues
U.S. mutual funds	$2,638.8	$219.0	$82.1	$2,939.9	$2,557.6	$215.3	$90.4	$2,863.3
Subadvised funds, separate accounts, collective investment trusts, and other investment products	1,452.1	—	—	1,452.1	1,210.2	—	—	1,210.2
Other clients	—	81.8	—	81.8	—	75.7	—	75.7
	$4,090.9	$300.8	$82.1	$4,473.8	$3,767.8	$291.0	$90.4	$4,149.2

Total net revenues earned from our related parties, specifically T. Rowe Price investment products, aggregate $1,302.3 million and $1,180.9 million for the three months ended September 30, 2020 and 2019, respectively. Total net revenues earned during the nine months ended September 30, 2020 and 2019 aggregate $3,652.8 million and $3,421.9 million, respectively. Accounts receivable from these products aggregate to $442.0 million at September 30, 2020, and $424.8 million at December 31, 2019.

In the second quarter of 2020, we changed our fee structure of the target date retirement funds such that our investment advisory fee revenue is now earned at the target date retirement fund level rather than at the underlying mutual fund level. As a result, we have modified our investment advisory fee and assets under management presentation below to separately breakout the fees earned from clients and related assets under management of our multi-asset portfolios. All prior periods have been recast to conform to this new presentation and to provide comparability.

The following table details the investment advisory fees earned from clients by their underlying asset class.

	Three months ended		Nine months ended
(in millions)	9/30/2020	9/30/2019	9/30/2020	9/30/2019
U.S. mutual funds
Equity	$636.3	$570.2	$1,750.6	$1,641.4
Fixed income, including money market	66.6	70.7	205.1	208.6
Multi-asset	236.6	240.1	683.1	707.6
	939.5	881.0	2,638.8	2,557.6
Subadvised funds, separate accounts, collective investment trusts, and other investment products
Equity	339.6	259.5	924.7	751.0
Fixed income, including money market	38.4	39.7	110.3	116.0
Multi-asset	151.8	123.2	417.1	343.2
	529.8	422.4	1,452.1	1,210.2
Total	$1,469.3	$1,303.4	$4,090.9	$3,767.8

The following table summarizes the assets under management on which we earn investment advisory fees.

	Average during		Average during
	Three months ended		Nine months ended		As of
(in billions)	9/30/2020	9/30/2019	9/30/2020	9/30/2019	9/30/2020	12/31/2019
U.S. mutual funds
Equity	$433.4	$384.4	$398.9	$371.5	$442.3	$407.1
Fixed income, including money market	78.1	73.3	76.0	71.3	77.6	73.7
Multi-asset	197.3	192.8	189.1	190.4	196.3	201.9
	708.8	650.5	664.0	633.2	716.2	682.7
Subadvised funds, separate accounts, collective investment trusts, and other investment products
Equity	338.8	262.4	303.3	251.1	343.5	291.7
Fixed income, including money market	82.4	80.9	80.3	78.9	83.5	74.2
Multi-asset	162.9	136.4	151.3	128.3	167.2	158.2
	584.1	479.7	534.9	458.3	594.2	524.1
Total	$1,292.9	$1,130.2	$1,198.9	$1,091.5	$1,310.4	$1,206.8

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for 8.7% and 6.9% of our assets under management at September 30, 2020, and December 31, 2019, respectively.

NOTE 3 – INVESTMENTS.

The carrying values of our investments that are not part of the consolidated T. Rowe Price investment products are as follows:

(in millions)	9/30/2020	12/31/2019
Investments held at fair value
T. Rowe Price investment products - discretionary investments	$1,005.6	$1,221.8
T. Rowe Price investment products - seed capital	160.0	181.1
T. Rowe Price investment products - supplemental savings plan liability economic hedges	565.3	561.1
Investment partnerships and other investments	99.4	99.7
Equity method investments
T. Rowe Price investment products - discretionary investments	829.1	610.0
T. Rowe Price investment products - seed capital	166.2	95.6
T. Rowe Price investment products - supplemental savings plan liability economic hedges	40.4	—
26% interest in UTI Asset Management Company Limited (India)	158.5	164.5
Investment partnerships and other investments	5.3	5.0
U.S. Treasury note	1.0	1.0
Total	$3,030.8	$2,939.8

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

During the three- and nine-months ended September 30, 2020, net gains on investments included $75.5 million and $53.6 million, respectively, of net unrealized gains related to investments held at fair value that were still held at September 30, 2020. For the same periods of 2019, the net gains on investments included $4.8 million and $84.2 million, respectively, of net unrealized gains on investments held at fair value that were still held at September 30, 2019.

During the nine months ended September 30, 2020 and 2019, certain T. Rowe Price investment products in which we provided initial seed capital at the time of formation were deconsolidated, as we no longer had a controlling interest. Depending on our ownership interest, we are now reporting our residual interests in these T. Rowe Price investment products as either an equity method investment or an investment held at fair value. Additionally, during the nine months ended September 30, 2019, certain T. Rowe Price investment products that were being accounted for as equity method investments were consolidated, as we regained a controlling interest. The net impact of these changes on our unaudited condensed consolidated balance sheets and statements of income as of the dates the portfolios were deconsolidated or reconsolidated is detailed below.

	Three months ended		Nine months ended
(in millions)	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Net increase (decrease) in assets of consolidated T. Rowe Price investment products	$(132.2)	$(113.5)	$(278.4)	$(169.6)
Net decrease in liabilities of consolidated T. Rowe Price investment products	$(4.0)	$(9.8)	$(7.6)	$(11.0)
Net increase (decrease) in redeemable non-controlling interests	$(44.0)	$(72.3)	$(106.9)	$(81.4)

Gains (losses) recognized upon deconsolidation	$—	$(.1)	$.1	$.1

The gains or losses recognized upon deconsolidation were the result of reclassifying currency translation adjustments accumulated on certain T. Rowe Price investment products with non-USD functional currencies from accumulated other comprehensive income to non-operating income.

In October 2020, UTI Asset Management Company Limited (India), one of our equity method investments, held an initial public offering in India. As part of the offering, we sold a portion of our 26% interest and recorded a net gain on the sale of approximately $3.5 million in the fourth quarter of 2020. Subsequent to the sale, we have an ownership interest of 23% in UTI Asset Management Company Limited (India).

VARIABLE INTEREST ENTITIES.

Our investments at September 30, 2020 and December 31, 2019, include interests in variable interest entities that we do not consolidate as we are not deemed the primary beneficiary. Our maximum risk of loss related to our involvement with these entities is as follows:

(in millions)	9/30/2020	12/31/2019
Investment carrying values	$118.9	$156.0
Unfunded capital commitments	13.2	18.1
Uncollected investment advisory and administrative fees	14.0	10.5
	$146.1	$184.6

The unfunded capital commitments totaling $13.2 million at September 30, 2020, and $18.1 million at December 31, 2019, relate primarily to the investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be called under certain circumstances.

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

	9/30/2020		12/31/2019
(in millions)	Level 1	Level 2	Level 1	Level 2
Cash equivalents held in T. Rowe Price money market funds	$1,870.9	$—	$1,355.6	$—
T. Rowe Price investment products - discretionary investments	1,005.6	—	1,221.8	—
T. Rowe Price investment products - seed capital	149.7	10.3	171.2	9.9
T. Rowe Price investment products - supplemental savings plan liability economic hedges	565.3	—	561.1	—
Other investments	2.0	.6	—	—
Total	$3,593.5	$10.9	$3,309.7	$9.9

As required by the accounting guidance, the fair value hierarchy level table above does not include the investment partnerships and other investments for which fair value is estimated using their NAV per share as a practical expedient. The carrying value of these investments as disclosed in Note 3 were $96.8 million at September 30, 2020, and $99.7 million at December 31, 2019.

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

The following table details the net assets of the consolidated T. Rowe Price investment products:

	9/30/2020			12/31/2019
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Cash and cash equivalents(1)	$5.2	$72.8	$78.0	$9.9	$66.6	$76.5
Investments(2)	178.8	2,150.3	2,329.1	281.1	1,891.3	2,172.4
Other assets	3.0	32.2	35.2	10.6	17.4	28.0
Total assets	187.0	2,255.3	2,442.3	301.6	1,975.3	2,276.9
Liabilities	9.7	36.8	46.5	12.2	27.0	39.2
Net assets	$177.3	$2,218.5	$2,395.8	$289.4	$1,948.3	$2,237.7

Attributable to T. Rowe Price Group	$126.2	$929.4	$1,055.6	$199.6	$917.1	$1,116.7
Attributable to redeemable non-controlling interests	51.1	1,289.1	1,340.2	89.8	1,031.2	1,121.0
	$177.3	$2,218.5	$2,395.8	$289.4	$1,948.3	$2,237.7
(1) Cash and cash equivalents includes $5.1 million at September 30, 2020, and $9.1 million at December 31, 2019, of T. Rowe Price money market mutual funds.
(2) Investments includes $18.9 million at September 30, 2020, and $40.2 million at December 31, 2019 of other T. Rowe Price investment products.

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

The operating results of the consolidated T. Rowe Price investment products for the three- and nine-months ended September 30, 2020 and 2019, are reflected in our unaudited condensed consolidated statements of income as follows:

	Three months ended
	9/30/2020			9/30/2019
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(.7)	$(3.7)	$(4.4)	$(.6)	$(3.1)	$(3.7)
Net investment income (loss) reflected in non-operating income (loss)	13.1	88.1	101.2	1.5	10.1	11.6
Impact on income before taxes	$12.4	$84.4	$96.8	$.9	$7.0	$7.9

Net income (loss) attributable to T. Rowe Price Group	$7.0	$34.4	$41.4	$.7	$8.0	$8.7
Net income (loss) attributable to redeemable non-controlling interests	5.4	50.0	55.4	.2	(1.0)	(.8)
	$12.4	$84.4	$96.8	$.9	$7.0	$7.9

	Nine months ended
	9/30/2020			9/30/2019
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(1.2)	$(10.5)	$(11.7)	$(1.6)	$(9.0)	$(10.6)
Net investment income (loss) reflected in non-operating income	(5.7)	19.0	13.3	20.9	155.4	176.3
Impact on income before taxes	$(6.9)	$8.5	$1.6	$19.3	$146.4	$165.7

Net income (loss) attributable to T. Rowe Price Group	$(2.7)	$(.1)	$(2.8)	$14.6	$82.1	$96.7
Net income (loss) attributable to redeemable non-controlling interests	(4.2)	8.6	4.4	4.7	64.3	69.0
	$(6.9)	$8.5	$1.6	$19.3	$146.4	$165.7

The operating expenses of the consolidated investment products are reflected in other operating expenses. In preparing our unaudited condensed consolidated financial statements, we eliminated operating expenses of $2.7 million and $2.6 million for the three months ended September 30, 2020 and 2019, respectively, against the investment advisory and administrative fees earned from these products. Operating expenses eliminated for the nine months ended September 30, 2020 and 2019, were $7.3 million and $6.3 million, respectively. The net investment income (loss) reflected in non-operating income (loss) includes dividend and interest income and realized and unrealized gains and losses on the underlying securities held by the consolidated T. Rowe Price investment products.

The table below details the impact of these consolidated investment products on the individual lines of our unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019.

	Nine months ended
	9/30/2020			9/30/2019
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Net cash provided by (used in) operating activities	$(105.7)	$(241.0)	$(346.7)	$(15.1)	$(508.4)	$(523.5)
Net cash used in investing activities	(23.4)	(25.7)	(49.1)	(7.4)	(.9)	(8.3)
Net cash provided by in financing activities	124.4	269.5	393.9	15.5	529.3	544.8
Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	—	3.4	3.4	—	(2.2)	(2.2)
Net change in cash and cash equivalents during period	(4.7)	6.2	1.5	(7.0)	17.8	10.8
Cash and cash equivalents at beginning of year	9.9	66.6	76.5	18.5	51.6	70.1
Cash and cash equivalents at end of period	$5.2	$72.8	$78.0	$11.5	$69.4	$80.9

The net cash provided by financing activities during the nine months ended September 30, 2020 and 2019 includes $95.2 million and $157.7 million, respectively, of net subscriptions we made into the consolidated T. Rowe Price investment products, net of dividends received. These cash flows were eliminated in consolidation.

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

	9/30/2020		12/31/2019
(in millions)	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents	$5.1	$—	$9.1	$1.1
Equity securities	277.0	761.6	162.8	724.5
Fixed income securities	—	1,262.4	—	1,248.6
Other investments	2.7	25.4	2.7	33.8
	$284.8	$2,049.4	$174.6	$2,008.0

Liabilities	$(.2)	$(12.8)	$(.4)	$(11.2)

NOTE 6 – STOCKHOLDERS’ EQUITY.

Accounts payable and accrued expenses includes liabilities of $12.2 million at December 31, 2019, for common stock repurchases that settled during the first week of January 2020.

NOTE 7 – STOCK-BASED COMPENSATION.

STOCK OPTIONS.

The following table summarizes the status of, and changes in, our stock options during the nine months ended September 30, 2020.

	Options	Weighted- average exercise price
Outstanding at December 31, 2019	7,388,068	$71.06
Exercised	(2,555,527)	$68.53
Forfeited	(6,874)	$74.48
Outstanding at September 30, 2020	4,825,667	$72.39
Exercisable at September 30, 2020	4,165,306	$71.85

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of, and changes in, our nonvested restricted shares and restricted stock units during the nine months ended September 30, 2020.

	Restricted shares	Restricted stock units	Weighted-average fair value
Nonvested at December 31, 2019	7,404	6,718,261	$98.75
Time-based grants	7,412	53,484	$119.80
Dividend equivalents granted to non-employee directors	—	1,842	$116.19
Vested	(7,404)	(116,121)	$93.25
Forfeited	—	(82,764)	$97.29
Nonvested at September 30, 2020	7,412	6,574,702	$99.07

Nonvested at September 30, 2020, includes 403,008 performance-based restricted stock units, including 318,768 restricted stock units for which the performance period has expired and the performance threshold has been met.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense to be recognized over the remaining vesting periods of the stock-based awards outstanding at September 30, 2020. Estimated future compensation expense will change to reflect future grants of restricted stock awards and units, future option grants, changes in the probability of performance thresholds being met, and adjustments for actual forfeitures.

(in millions)
Fourth quarter 2020	$46.8
2021	109.1
2022 through 2026	90.6
Total	$246.5

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

	Three months ended		Nine months ended
(in millions)	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Net income attributable to T. Rowe Price Group	$643.2	$545.9	$1,589.3	$1,586.0
Less: net income allocated to outstanding restricted stock and stock unit holders	17.9	13.9	44.1	40.7
Net income allocated to common stockholders	$625.3	$532.0	$1,545.2	$1,545.3

Weighted-average common shares
Outstanding	227.0	234.9	229.5	235.8
Outstanding assuming dilution	229.4	238.2	231.9	239.0

NOTE 9 – OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS.

The changes in each component of accumulated other comprehensive loss, including reclassification adjustments for the three months ended September 30, 2020 and 2019 are presented in the table below.

	Three months ended 9/30/2020			Three months ended 9/30/2019
(in millions)	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments
Balances at beginning of period	$(54.4)	$2.2	$(52.2)	$(43.8)	$5.3	$(38.5)
Other comprehensive income (loss) before reclassifications and income taxes	(2.0)	12.5	10.5	(1.0)	(12.6)	(13.6)
Reclassification adjustments recognized in non-operating income	—	—	—	—	.1	.1
	(2.0)	12.5	10.5	(1.0)	(12.5)	(13.5)
Net deferred tax benefits (income taxes)	2.1	(3.1)	(1.0)	.3	3.1	3.4
Other comprehensive income (loss)	.1	9.4	9.5	(.7)	(9.4)	(10.1)
Balances at end of period	$(54.3)	$11.6	$(42.7)	$(44.5)	$(4.1)	$(48.6)
The other comprehensive income (loss) in the table above excludes $20.8 million in the 2020 quarter and $(17.4) million in the 2019 quarter of other comprehensive income (loss) related to redeemable non-controlling interests held in our consolidated products.

The changes in each component of accumulated other comprehensive loss, including reclassification adjustments for the nine months ended September 30, 2020 and 2019, are presented in the table below.

	Nine months ended 9/30/2020			Nine months ended 9/30/2019
(in millions)	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments
Balances at beginning of period	$(46.9)	$3.9	$(43.0)	$(48.8)	$6.8	$(42.0)
Other comprehensive income (loss) before reclassifications and income taxes	(9.4)	10.3	.9	5.4	(14.4)	(9.0)
Reclassification adjustments recognized in non-operating income	—	(.1)	(.1)	—	(.1)	(.1)
	(9.4)	10.2	.8	5.4	(14.5)	(9.1)
Net deferred tax benefits (income taxes)	2.0	(2.5)	(.5)	(1.1)	3.6	2.5
Other comprehensive income (loss)	(7.4)	7.7	.3	4.3	(10.9)	(6.6)
Balances at end of period	$(54.3)	$11.6	$(42.7)	$(44.5)	$(4.1)	$(48.6)

The other comprehensive income (loss) in the table above excludes $13.9 million for the 2020 period and $(17.7) million for the 2019 period of other comprehensive income (loss) related to redeemable non-controlling interests held in our consolidated products.

NOTE 10 – COMMITMENTS AND CONTINGENCIES.

On February 14, 2017, T. Rowe Price Group, Inc., T. Rowe Price Associates, Inc., T. Rowe Price Trust Company, current and former members of the management committee, and trustees of the T. Rowe Price U.S. Retirement Program were named as defendants in a lawsuit filed in the United States District Court for the District of Maryland. The lawsuit alleges breaches of ERISA’s fiduciary duty and prohibited transaction provisions on behalf of a class of all participants and beneficiaries of the T. Rowe Price 401(k) Plan from February 14, 2011, to the time of judgment. The matter has been certified as a class action. T. Rowe Price believes the claims are without merit and is vigorously defending the action. Plaintiffs have filed a motion for partial summary judgment and defendants have filed a cross-motion for summary judgment, and briefing is underway. We cannot predict the eventual outcome, or whether it will have a material negative impact on our financial results, or estimate the possible loss or range of loss that may arise from any negative outcome.

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

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries ("the Company") as of September 30, 2020, the related condensed consolidated statements of income and comprehensive income, and stockholders’ equity for the three-month and nine-month periods ended September 30, 2020 and 2019, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2020 and 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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

/s/ KPMG LLP
Baltimore, Maryland
October 29, 2020

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW.

Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in U.S. mutual funds, subadvised funds, separately managed accounts, collective investment trusts, and other T. Rowe Price products. The other T. Rowe Price products include: open-ended investment products offered to investors outside the U.S., and products offered through variable annuity life insurance plans in the U.S. We also provide certain investment advisory clients with related administrative services, including distribution, mutual fund transfer agent, accounting, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; brokerage; and trust services.

We manage a broad range of U.S., international and global stock, bond, and money market mutual funds and collective investment trusts and other investment products, which meet the varied needs and objectives of individual and institutional investors. Investment advisory revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets under management affect our revenues and results of operations. Additionally, approximately one-third of our operating expenses are impacted by fluctuations in our assets under management.

We incur significant expenditures to develop new products and services and improve and expand our capabilities and distribution channels in order to attract new investment advisory clients and additional investments from our existing clients. These efforts often involve costs that precede any future revenues that we may recognize from an increase to our assets under management.

The general trend to passive investing has been persistent and accelerated in recent years, which has negatively impacted our new client inflows. However, over the long term we expect well-executed active management to play an important role for investors. In this regard, we remain debt-free with ample liquidity and resources that allow us to take advantage of attractive growth opportunities. We are investing in key capabilities, including investment professionals, distribution professionals, technologies, and new product offerings; and, most importantly, we provide our clients with strong investment management expertise and service both now and in the future.

MARKET TRENDS.

Led by large-cap growth stocks, U.S. equities generated strong returns in the third quarter. Stocks rose for much of the summer, helped by better-than-expected second-quarter corporate earnings reports amid very low earnings expectations, as well as largely positive news flow about potential vaccines and treatments for the coronavirus. In fact, the S&P 500 Index hit an all-time high during the quarter, surpassing its previous peak in February 2020. Stocks retreated a bit in September amid concerns about valuations in some sectors due to significant gains since late March. Some investors were also concerned about the durability of the economic recovery and disappointed that Congress failed to agree on new fiscal stimulus legislation.

Stocks in developed non-U.S. equity markets also advanced in U.S. dollar terms. European stock markets were mostly positive, led by Denmark, Ireland, and Sweden—in all three countries, equities returned about 15%. Developed Asian and Far East markets were mixed, but Japanese shares led the way, returning more than 7%.

Emerging markets stocks outperformed developed non-U.S. equity markets. Asian emerging markets were mostly positive; Taiwanese shares led the region with a 17% gain. Latin American shares were mixed, as Argentine shares rose about 7% while Chilean shares fell 4%. Most emerging European markets declined. Turkey experienced one of the steepest drops, with stocks falling more than 15% in U.S. dollar terms amid an 11% decline in the lira versus the U.S. dollar.

Returns of several major equity market indexes for the three- and nine-month periods ended September 30, 2020, were as follows:

	Three months ended	Nine months ended
Index	9/30/2020	9/30/2020
S&P 500 Index	8.9%	5.6%
NASDAQ Composite Index(1)	11.0%	24.5%
Russell 2000 Index	4.9%	(8.7)%
MSCI EAFE (Europe, Australasia, and Far East) Index	4.9%	(6.7)%
MSCI Emerging Markets Index	9.7%	(.9)%
 (1) Returns exclude dividends

Global bonds produced mostly positive returns. In the U.S. investment-grade market, corporate bonds were among the best performers, as credit spreads remained relatively narrow and, in some cases, tightened amid healthy demand for securities with a yield advantage. Treasuries and mortgage-backed securities lagged with close to flat returns. The Federal Reserve kept short-term interest rates near 0%; the 10-year U.S. Treasury note yield increased from 0.66% to 0.69%. Tax-free municipal bonds produced positive returns and outperformed the broad taxable bond market. High yield corporate bonds easily outperformed the investment-grade market.

Bonds in developed non-U.S. markets produced strong gains in U.S. dollar terms. Dollar weakness against the euro, the pound, and the yen boosted European and Japanese bond returns in dollar terms. Emerging markets bonds generally rose, but weakness in certain currencies weighed on the performance of some local bond markets in U.S. dollar terms.

Returns for several major bond market indexes for the three- and nine-month periods ended September 30, 2020, were as follows:

	Three months ended	Nine months ended
Index	9/30/2020	9/30/2020
Bloomberg Barclays U.S. Aggregate Bond Index	.6%	6.8%
JPMorgan Global High Yield Index	4.9%	(1.1)%
Bloomberg Barclays Municipal Bond Index	1.2%	3.3%
Bloomberg Barclays Global Aggregate Ex-U.S. Dollar Bond Index	4.1%	4.7%
JPMorgan Emerging Markets Bond Index Plus	1.8%	1.3%

ASSETS UNDER MANAGEMENT.

Assets under management ended the third quarter of 2020 at $1,310.4 billion, an increase of $90.4 billion from June 30, 2020. This increase was driven by market appreciation, partially offset by net cash outflows of $5.3 billion. In addition, we acquired client contracts from PNC Bank in September 2020 that added $1.2 billion of stable value assets under management. Clients transferred $2.4 billion in net assets from the U.S. mutual funds to collective investment trusts and other investment products, of which $1.6 billion transferred into the retirement date trusts. Market appreciation and income, net of dividends not reinvested, increased our assets under management by $94.5 billion in the third quarter of 2020.

For the nine months ended September 30, 2020,assets under management increased $103.6 billion from the end of 2019. This increase was driven by market appreciation, partially offset by net cash inflows of $3.4 billion. In addition, we acquired client contracts from PNC Bank in September 2020 that added $1.2 billion of stable value assets under management. Clients transferred $11.2 billion in net assets from the U.S. mutual funds to collective investment trusts and other investment products, of which $7.7 billion transferred into the retirement date trusts. Market appreciation and income, net of dividends not reinvested, increased our assets under management by $99.0 billion in the nine months ended September 30, 2020.

The following tables detail changes in our assets under management, by vehicle and asset class during the three- and nine-month periods ended September 30, 2020:

	Three months ended 9/30/2020				Nine months ended 9/30/2020
(in billions)	U.S. mutual funds	Subadvised funds and separate accounts	Collective investment trusts and other investment products	Total	U.S. mutual funds	Subadvised funds and separate accounts	Collective investment trusts and other investment products	Total
Assets under management at beginning of period	$670.8	$327.5	$221.7	$1,220.0	$682.7	$313.8	$210.3	$1,206.8

Net cash flows before client transfers	(3.9)	(.1)	(1.3)	(5.3)	(8.0)	7.0	4.4	3.4
Client transfers(1)	(2.4)	—	2.4	—	(11.2)	1.5	9.7	—
Net cash flows after client transfers	(6.3)	(.1)	1.1	(5.3)	(19.2)	8.5	14.1	3.4
Net market appreciation and income	51.8	26.9	15.9	94.6	53.1	32.0	14.3	99.4
Net distributions not reinvested	(.1)	—	—	(.1)	(.4)	—	—	(.4)
Acquired AUM	—	—	1.2	1.2	—	—	1.2	1.2
Change during the period	45.4	26.8	18.2	90.4	33.5	40.5	29.6	103.6

Assets under management at September 30, 2020	$716.2	$354.3	$239.9	$1,310.4	$716.2	$354.3	$239.9	$1,310.4

	Three months ended 9/30/2020				Nine months ended 9/30/2020
(in billions)	Equity	Fixed income, including money market	Multi-asset(2)	Total	Equity	Fixed income, including money market	Multi-asset(2)	Total
Assets under management at beginning of period	$718.9	$153.0	$348.1	$1,220.0	$698.9	$147.9	$360.0	$1,206.8

Net cash flows	(3.8)	4.7	(6.2)	(5.3)	.3	10.0	(6.9)	3.4
Net market appreciation and income(3)	70.7	2.2	21.6	94.5	86.6	2.0	10.4	99.0
Acquired AUM	—	1.2	—	1.2	—	1.2	—	1.2
Change during the period	66.9	8.1	15.4	90.4	86.9	13.2	3.5	103.6
Assets under management at September 30, 2020	$785.8	$161.1	$363.5	$1,310.4	$785.8	$161.1	$363.5	$1,310.4
(1) Client transfers for subadvised funds and separate accounts as well as collective investment trusts and other investment products in the nine months ended September 30, 2020 have been updated to reflect an adjustment from the second quarter of 2020.

(2) The underlying assets under management of the multi-asset portfolios have been aggregated and presented in this category and not reported in the equity and fixed income columns.
(3) Includes distributions reinvested and not reinvested.

Investment advisory clients outside the U.S. account for about 8.7% of our assets under management at September 30, 2020 and 6.9% at December 31, 2019.

Our target date retirement products, which are included in the multi-asset totals shown above, continue to be a significant part of our assets under management. Assets under management in these portfolios were as follows:

	As of
(in billions)	9/30/2020	6/30/2020	12/31/2019
Target date retirement U.S. mutual funds	$159.6	$153.0	$164.8
Target date separate accounts	9.2	8.5	8.4
Target date retirement trusts	127.8	122.7	119.2
	$296.6	$284.2	$292.4

Our target date retirement products experienced net cash outflows of $5.5 billion in the third quarter of 2020 and net cash outflows of $5.0 billion in the first nine months of 2020.

INVESTMENT PERFORMANCE.

Strong investment performance is a key driver to attracting and retaining assets—and to our long-term success. We have expanded our performance disclosures to include specific asset classes, assets under management weighted performance, mutual fund performance against passive peers and composite performance against benchmarks. The following table presents investment performance for the one-, three-, five-, and 10-years ended September 30, 2020. Past performance is no guarantee of future results.

% of U.S. mutual funds that outperformed Morningstar median[1,2]
	1 year	3 years	5 years	10 years
Equity	60%	67%	70%	85%
Fixed Income	55%	61%	59%	62%
Multi-Asset	83%	80%	88%	90%
All Funds	65%	69%	72%	79%

% of U.S. mutual funds that outperformed passive peer median[1,3]
	1 year	3 years	5 years	10 years
Equity	63%	67%	59%	65%
Fixed Income	63%	60%	55%	40%
Multi-Asset	76%	68%	61%	92%
All Funds	67%	65%	58%	65%

% of composites that outperformed benchmarks[4]
	1 year	3 years	5 years	10 years
Equity	56%	59%	70%	73%
Fixed Income	49%	50%	52%	68%
All Composites	53%	56%	63%	71%

AUM Weighted Performance
% of U.S. mutual funds AUM that outperformed Morningstar median[1,2]
	1 year	3 years	5 years	10 years
Equity	74%	79%	83%	92%
Fixed Income	49%	55%	55%	62%
Multi-Asset	91%	91%	97%	97%
All Funds	76%	80%	84%	90%

% of U.S. mutual funds AUM that outperformed passive peer median[1,3]
	1 year	3 years	5 years	10 years
Equity	77%	77%	73%	73%
Fixed Income	49%	46%	44%	34%
Multi-Asset	87%	91%	94%	96%
All Funds	77%	78%	76%	76%

% of composites AUM that outperformed benchmarks[4]
	1 year	3 years	5 years	10 years
Equity	59%	61%	67%	78%
Fixed Income	44%	47%	34%	73%
All Composites	56%	58%	62%	77%
As of September 30, 2020, 74 of 124 (60%) of our rated U.S. mutual funds (across primary share classes) received an overall rating of 4 or 5 stars. By comparison, 32.5% of Morningstar's fund population is given a rate of four or five stars(5). In addition, 85%(5) of AUM in our rated U.S. mutual funds (across primary share classes) ended the third quarter of 2020 with an overall rating of four or five stars.

(1) Source: © 2020 Morningstar, Inc. All rights reserved. The information contained herein: 1) is proprietary to Morningstar and/or its content providers; 2) may not be copied or distributed; and 3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information.
(2) Source: Morningstar. Primary share class only. Excludes money market mutual funds, funds with an operating history of less than one year, T. Rowe Price passive funds, and T. Rowe Price funds that are clones of other funds. The top chart reflects the percentage of T. Rowe Price funds with 1-year, 3-year, 5-year, and 10-year track record that are outperforming the Morningstar category median. The bottom chart reflects the percentage of T. Rowe Price funds AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $456B for 1 year, $456B for 3 years, $456B for 5 years, and $449B for 10 years.
(3) Passive Peer Median was created by T. Rowe Price using data from Morningstar. Primary share class only. Excludes money market mutual funds, funds with an operating history of less than one year, funds with fewer than three peers, T. Rowe Price passive funds, and T. Rowe Price funds that are clones of other funds. This analysis compares T. Rowe Price active funds to the applicable universe of passive/index open-end funds and ETFs of peer firms. The top chart reflects the percentage of T. Rowe Price funds with 1-year, 3-year, 5-year, and 10-year track record that are outperforming the passive peer universe. The bottom chart reflects the percentage of T. Rowe Price funds AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $436B for 1 year, $396B for 3 years, $394B for 5 years, and $377B for 10 years.
(4)Composite net returns are calculated using the highest applicable separate account fee schedule. Excludes money market composites. All composites compared to official GIPS composite primary benchmark. The top chart reflects the percentage of T. Rowe Price composites with 1-year, 3-year, 5-year, and 10-year track record that are outperforming their benchmarks. The bottom chart reflects the percentage of T. Rowe Price composite AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $1,207B for 1 year, $1,195B for 3 years, $1,180B for 5 years, and $1,146B for 10 years.
(5) The Morningstar Rating™ for funds is calculated for funds with at least a three-year history. Exchange-traded funds and open-ended mutual funds are considered a single population for comparative purposes. It is calculated based on a Morningstar Risk-Adjusted Return measure that accounts for variation in a managed product's monthly excess performance, placing more emphasis on downward variations and rewarding consistent performance. Morningstar gives its best ratings of 5 or 4 stars to the top 32.5% of all funds (of the 32.5%, 10% get 5 stars and 22.5% get 4 stars). The Overall Morningstar Rating™ is derived from a weighted average of the performance figures associated with a fund’s 3-, 5-, and 10-year (if applicable) Morningstar Rating™ metrics.

RESULTS OF OPERATIONS.

The following table and discussion sets forth information regarding our consolidated financial results for the three and nine months ended September 30, 2020 and 2019 on a U.S. GAAP basis as well as a non-GAAP basis. The non-GAAP basis adjusts for the impact of our consolidated T. Rowe Price investment products, the impact of market appreciation/depreciation on the supplemental savings plan liability and related economic hedges, investment gains/losses related to certain other investments, and certain nonrecurring charges and gains.

	Three months ended		Q3 2020 vs. Q3 2019		Nine months ended		YTD 2020 vs. YTD 2019
(in millions, except per-share data)	9/30/2020	9/30/2019	$ change	% change	9/30/2020	9/30/2019	$ change	% change
U.S. GAAP basis
Investment advisory fees	$1,469.3	$1,303.4	$165.9	12.7%	$4,090.9	$3,767.8	$323.1	8.6%
Net revenues	$1,595.8	$1,426.7	$169.1	11.9%	$4,473.8	$4,149.2	$324.6	7.8%
Operating expenses	$866.9	$767.6	$99.3	12.9%	$2,484.0	$2,342.5	$141.5	6.0%
Net operating income	$728.9	$659.1	$69.8	10.6%	$1,989.8	$1,806.7	$183.1	10.1%
Non-operating income(1)	$191.6	$43.0	$148.6	n/m	$106.4	$370.3	$(263.9)	n/m
Net income attributable to T. Rowe Price Group	$643.2	$545.9	$97.3	17.8%	$1,589.3	$1,586.0	$3.3	.2%
Diluted earnings per common share	$2.73	$2.23	$.50	22.4%	$6.66	$6.47	$.19	2.9%
Weighted average common shares outstanding assuming dilution	229.4	238.2	(8.8)	(3.7)%	231.9	239.0	(7.1)	(3.0)%

Adjusted non-GAAP basis(2)
Operating expenses	$830.5	$765.1	$65.4	8.5%	$2,434.2	$2,286.3	$147.9	6.5%
Net operating income	$768.0	$664.2	$103.8	15.6%	$2,046.9	$1,869.2	$177.7	9.5%
Non-operating income(1)	$25.6	$18.8	$6.8	n/m	$50.2	$98.8	$(48.6)	n/m
Net income attributable to T. Rowe Price Group	$602.7	$521.7	$81.0	15.5%	$1,596.6	$1,480.4	$116.2	7.8%
Diluted earnings per common share	$2.55	$2.13	$.42	19.7%	$6.69	$6.04	$.65	10.8%

Assets under management (in billions)
Average assets under management	$1,292.9	$1,130.2	$162.7	14.4%	$1,198.9	$1,091.5	$107.4	9.8%
Ending assets under management	$1,310.4	$1,126.3	$184.1	16.3%	$1,310.4	$1,126.3	$184.1	16.3%
(1) The percentage change in non-operating income (loss) is not meaningful (n/m).
(2) See the reconciliation to the comparable U.S. GAAP measures at the end of the Results of Operations section of this Management’s Discussion and Analysis.

Results Overview - Quarter ended September 30, 2020

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

Investment advisory revenues earned in the third quarter of 2020 increased over the comparable 2019 quarter as average assets under our management increased $162.7 billion, or 14.4%, to $1,292.9 billion. In the third quarter of 2020, we voluntarily waived $6.4 million, or less than 1% of our investment advisory fees from certain of our money market mutual funds, trusts and other investment portfolios in order to maintain a positive yield for investors. At September 30, 2020, combined net assets of the investment portfolios in which we waived fees in the third quarter of 2020 were $23.2 billion. We expect to continue to waive fees for at least the remainder of 2020.

The average annualized effective fee rate earned during the third quarter of 2020 was 45.2 basis points, compared with 45.8 basis points earned during the third quarter of 2019. Our annualized effective fee rate declined primarily due to client transfers within the complex to lower fee vehicles or share classes over the last twelve months and the money market fee waivers.

Operating expenses. Operating expenses were $866.9 million in the third quarter of 2020 compared with $767.6 million in the third quarter of 2019. The increase in operating expenses for the third quarter of 2020 compared to the third quarter of 2019 was primarily due to a $33.3 million increase in operating expenses related to the supplemental savings plan from higher market returns, higher salaries and annual bonus accrual, and the firm’s continued strategic investments. For the third quarter of 2020, the higher expense related to the supplemental savings plan was largely offset by the non-operating gains earned on the investments used to economically hedge the related liability.

On a non-GAAP basis, our operating expenses in the third quarter of 2020 increased 8.5% to $830.5 million compared to the third quarter of 2019. Our non-GAAP operating expenses do not include the impact of our supplemental savings plan and consolidated sponsored investment products. See our non-GAAP reconciliations later in this Management’s Discussion and Analysis section.

Operating margin. Our operating margin in the third quarter of 2020 was 45.7%, compared to 46.2% earned in the 2019 quarter. The decrease in our operating margin for the third quarter of 2020 compared to the 2019 period was primarily driven by the higher expense related to our supplemental savings plan as market returns in the third quarter of 2020 outperformed the same period in 2019, partially offset by higher investment advisory fee revenue.

Diluted earnings per share. Diluted earnings per share was $2.73 for the third quarter of 2020 as compared to $2.23 for the third quarter of 2019. The 22.4% increase was primarily driven by higher operating income and net investment gains recognized in the third quarter of 2020 as compared to the third quarter of 2019 as well as a 3.7% decline in weighted average shares outstanding. The primary drivers for the increase were partially offset by a higher effective income tax rate in 2020 quarter as compared to the 2019 quarter.

On a non-GAAP basis, diluted earnings per share was $2.55 for the third quarter of 2020 as compared to $2.13 for the third quarter of 2019. The increase in diluted earnings per share was primarily due to higher operating income and lower weighted average shares outstanding.

Results Overview - Year-to-Date ended September 30, 2020
Investment advisory revenues. Investment advisory revenues earned in the nine months ended September 30, 2020 increased over the comparable 2019 period as average assets under our management increased $107.4 billion, or 9.8%, to $1,198.9 billion.

In the second quarter of 2020, we began voluntarily waiving a portion of our money market advisory fees and fund expenses in order to maintain a positive yield for investors. We waived $9.1 million, or less than 1% of total investment advisory fees from certain of our money market mutual funds, trusts and other investment portfolios during the nine months ended September 30, 2020.

The average annualized effective fee rate earned on our assets under management during the nine months ended September 30, 2020 was 45.6 basis points compared with 46.2 basis points earned during the same period of 2019. Our annualized effective fee rate declined primarily due to client transfers within the complex to lower fee vehicles or share classes over the last twelve months and the money market fee waivers.

Operating expenses. Operating expenses were $2,484.0 million in the nine months ended September 30, 2020 compared with $2,342.5 million in the 2019 period. The increase in operating expenses was primarily due to higher salary and benefits expense, annual bonus accrual, stock-based compensation expense and our continued strategic investments. These increases were partially offset by a $6.5 million decrease in operating expenses related to the supplemental savings plan due to lower market returns in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

On a non-GAAP basis, our operating expenses for the nine months ended September 30, 2020 increased 6.5% to $2,434.2 million compared to the 2019 period. Our non-GAAP operating expenses do not include the impact of our supplemental savings plan and consolidated sponsored investment products. See our non-GAAP reconciliations later in this Management’s Discussion and Analysis section.

We are narrowing our full-year 2020 non-GAAP operating expense growth guidance from a range of 3%-6% to a range of 4%-6%. The non-GAAP operating expense growth in the fourth quarter of 2020 compared to the same period in 2019 is expected to be lower than the 6.5% growth experienced year-to-date. For 2021, we currently estimate that our non-GAAP operating expenses will grow in the range of 6%-9%. These ranges include investments in our critical strategic initiatives to promote long-term growth of the business. We could elect to further adjust our expense growth should unforeseen circumstances arise, including significant market movements.

Operating margin. Our operating margin in the nine months ended September 30, 2020 was 44.5%, compared to 43.5% earned in the 2019 period. The increase in our operating margin for the nine months ended September 30, 2020 compared to the 2019 period was primarily driven by higher net revenues and lower expense related to our supplemental savings plan.

Diluted earnings per share. Diluted earnings per share was $6.66 for the nine months ended September 30, 2020 as compared to $6.47 for the nine months ended September 30, 2019. The 2.9% increase was primarily driven by higher operating income and lower weighted average outstanding shares. These drivers of the increase were partially offset by lower net investment gains recognized in the nine months ended September 30, 2020 as compared to the 2019 period.

On a non-GAAP basis, diluted earnings per share was $6.69 for the nine months ended September 30, 2020 as compared to $6.04 for the 2019 period. The increase in adjusted diluted earnings per share was primarily due to higher operating income, lower weighted average outstanding shares, and a lower effective tax rate. The impact of these drivers were partially offset by lower net investment gains recognized in the 2020 period. See our non-GAAP reconciliations later in this Management’s Discussion and Analysis section.

Net revenues

	Three months ended		Q3 2020 vs. Q3 2019		Nine months ended		YTD 2020 vs. YTD 2019
(in millions)	9/30/2020	9/30/2019	$ change	% change	9/30/2020	9/30/2019	$ change	% change
Investment advisory fees
U.S. mutual funds	$939.5	$881.0	$58.5	6.6%	$2,638.8	$2,557.6	$81.2	3.2%
Subadvised funds, separate accounts, collective investment trusts, and other investment products	529.8	422.4	107.4	25.4%	1,452.1	1,210.2	241.9	20.0%
	1,469.3	1,303.4	165.9	12.7%	4,090.9	3,767.8	323.1	8.6%
Administrative, distribution, and servicing fees
Administrative fees	98.0	93.2	4.8	5.2%	300.8	291.0	9.8	3.4%
Distribution and servicing fees	28.5	30.1	(1.6)	(5.3)%	82.1	90.4	(8.3)	(9.2)%
	126.5	123.3	3.2	2.6%	382.9	381.4	1.5	.4%
Net revenues	$1,595.8	$1,426.7	$169.1	11.9%	$4,473.8	$4,149.2	$324.6	7.8%

Investment advisory fees.

U.S. mutual funds
Investment advisory revenues earned in the third quarter of 2020 from our U.S. mutual funds were $939.5 million, an increase of 6.6% from the comparable 2019 quarter. Average assets under management in these funds for the third quarter of 2020 increased 9.0% from the 2019 quarter to $708.8 billion.

Investment advisory revenues earned in the nine months ended September 30, 2020 from the firm's U.S. mutual funds were $2,638.8 million, an increase of 3.2% from the comparable 2019 period. Average assets under management in these funds for the nine months ended September 30, 2020 increased 4.9% from the 2019 period to $664.0 billion.

The difference in the percentage of change in revenue compared with assets under management for both the 2020 quarter and year-to-date periods from the comparable 2019 periods is primarily due to client transfers within the complex to lower fee vehicles or shares classes during the last twelve months and the money market fee waivers.

Subadvised funds, separate accounts, collective investment trusts and other investment products (Other Portfolios)
Investment advisory revenues earned in the third quarter of 2020 from these other portfolios were $529.8 million, an increase of 25.4% from the comparable 2019 quarter. Average assets under management for these products increased 21.8% from the 2019 quarter to $584.1 billion.

Investment advisory revenues earned in the nine months ended September 30, 2020 from these other portfolios were $1,452.1 million, an increase of 20.0% from the 2019 period. Average assets under management for these products increased 16.7% from the 2019 period to $534.9 billion.

Inflows into the Japanese ITMs, which have a higher fee rate relative to other products, have caused total investment advisory fees earned from other portfolios to outpace the increase in average assets under management. These investment advisory revenues include distribution-related services we provide to the Japanese ITMs and then contract with third-party intermediaries to distribute these products. The costs we incur to pay the third-party intermediaries are recorded as part of distribution and servicing expenses.

Administrative, distribution, and servicing fees. Administrative, distribution, and servicing fees in the third quarter of 2020 were $126.5 million, an increase of $3.2 million, or 2.6%, from the comparable 2019 quarter. For the nine months ended September 30, 2020, these fees were $382.9 million, an increase of $1.5 million, or .4%, from the 2019 period. The increase for both periods was primarily due to increased retail transfer agent servicing activities. These increases were partially offset by lower 12b-1 revenue earned on certain share classes, including the Advisor and R classes, of the U.S. mutual funds as lower markets in 2020 as well as client transfers to lower fee vehicles and share classes over the last twelve months have reduced assets under management in these share classes. The decline in 12b-1 revenue is offset entirely by a reduction in the costs paid to third-party intermediaries that source these assets and reported in distribution and servicing expense.

Our net revenues reflect the elimination of advisory and administrative fee revenue earned from our consolidated T. Rowe Price investment products. The corresponding expenses recognized by these products, and consolidated in our financial statements, were also eliminated from operating expenses. For the third quarter, we eliminated net revenue of $2.7 million in 2020 and $2.6 million in 2019. For the nine months ended September 30, we eliminated net revenue of $7.3 million in 2020 and $6.3 million in 2019.

Operating expenses

	Three months ended		Q3 2020 vs. Q3 2019		Nine months ended		YTD 2020 vs. YTD 2019
(in millions)	9/30/2020	9/30/2019	$ change	% change	9/30/2020	9/30/2019	$ change	% change
Compensation and related costs	$552.3	$466.3	$86.0	18.4%	$1,542.0	$1,441.0	$101.0	7.0%
Distribution and servicing	73.5	64.5	9.0	14.0%	201.2	195.3	5.9	3.0%
Advertising and promotion	14.2	17.1	(2.9)	(17.0)%	52.5	58.5	(6.0)	(10.3)%
Product-related costs	36.8	38.0	(1.2)	(3.2)%	118.0	115.6	2.4	2.1%
Technology, occupancy, and facility costs	115.6	106.5	9.1	8.5%	332.3	309.5	22.8	7.4%
General, administrative, and other	74.5	75.2	(.7)	(.9)%	238.0	222.6	15.4	6.9%
Total operating expenses	$866.9	$767.6	$99.3	12.9%	$2,484.0	$2,342.5	$141.5	6.0%

Compensation and related costs. Compensation and related costs were $552.3 million in the third quarter of 2020, an increase of $86.0 million, or 18.4%, compared to the 2019 quarter. The increase from the 2019 quarter was primarily due to $33.3 million in higher expense for our supplemental savings plan as strong market returns in the third quarter of 2020 increased the liability compared with a minor increase from market returns in the 2019 quarter. Additionally, increases in salaries, benefits, and related employee costs, which increased $25.7 million from the 2019 period, as well as higher non-cash stock-based compensation expense contributed to the increase in compensation and related costs in the 2020 period. An increase of 5.6% in our average staff size and, to a lesser extent, the modest increases in base salaries at the beginning of 2020, have contributed to higher associate-related costs. Our interim accrual for annual variable compensation, primarily bonus compensation, also increased $22.6 million in the third quarter of 2020 compared to the 2019 quarter. We recognize the interim bonus accrual ratably over the year using the ratio of recognized quarterly net revenues to currently forecasted annual net revenues. The interim bonus accrual each quarter will reflect changes in the annual bonus pool from fluctuations in annual net revenues. These increases in compensation and related costs were offset in part by higher labor capitalization related to internally developed software.

Compensation and related costs were $1,542.0 million in the nine months ended September 30, 2020, an increase of $101.0 million, or 7.0%, compared to the 2019 period. The increase in compensation and related costs from the 2019 period was primarily due to an increase in salaries, benefits and related employee costs, which have increased $57.8 million from the 2019 period. An increase of 5.6% in our average staff size and modest increases in base salaries at the beginning of 2020, and higher non-cash stock-based compensation expense have contributed to higher associate-related costs. Our interim accrual for annual variable compensation, primarily bonus compensation, also increased $33.4 million in 2020 from the 2019 period. These increases in compensation and related costs were offset in part by $6.5 million in lower expense for our supplemental savings plan and $21.7 million in higher labor capitalization related to internally developed software in 2020 period.
Distribution and servicing. Distribution and servicing costs were $73.5 million for the third quarter of 2020, an increase of 14.0% from the $64.5 million recognized in the 2019 quarter. For the nine months ended September 30, 2020, these costs were $201.2 million, an increase of 3.0% over the $195.3 million recognized in the comparable 2019 period. The increase for both periods is primarily driven by higher distribution costs as a result of continued inflows into our Japanese ITMs. These increases were partially offset by client transfers to lower fee vehicles or share classes over the last twelve months that reduced assets under management for those mutual funds for which we pay distribution and servicing costs.

Distribution and servicing costs paid to third-party intermediaries that source the assets of certain share classes of our U.S. mutual funds are recognized in this expense line and are offset entirely by the 12b-1 revenue we earn and report in administrative, distribution, and servicing fees.

Advertising and promotion. Advertising and promotion costs were 14.2 in the third quarter of 2020, a decrease of $2.9 million, or 17.0%, compared to the $19.8 million recognized in the 2019 quarter. For the nine months ended September 30, 2020, these costs were $52.5 million, a decrease of $6.0 million, or 10.3%, compared to the 2019 period. The decrease for both periods is due primarily to fewer conference and promotional events in 2020 as compared to 2019.
Technology, occupancy, and facility costs. Technology, occupancy, and facility costs were $115.6 million in the third quarter of 2020, an increase of $9.1 million, or 8.5%, compared to the $106.5 million recognized in the 2019 quarter. For the nine months ended September 30, 2020, these costs were $332.3 million, an increase of $22.8 million, or 7.4%, compared to the 2019 period. The increase for both periods is due primarily to the ongoing investment in our technology capabilities, including related depreciation and hosted solution licenses.

General, administrative, and other. General, administrative, and other expenses were $74.5 million in the third quarter of 2020, a decrease of $.7 million, or 1%, compared to the $75.2 million recognized in the 2019 quarter. The decrease in the third quarter of 2020 as compared to the 2019 period is due primarily to lower travel-related expenses that were largely offset by higher professional fees and third-party investment research costs.

For the nine months ended September 30, 2020, general, administrative, and other expenses were $238.0 million, an increase of $15.4 million, or 6.9%, compared to the 2019 period. The increase in the nine months ended September 30, 2020 as compared to the 2019 period is due to certain nonrecurring administrative expenses, along with higher third-party investment research costs and higher professional fees. These increases were partially offset by lower travel-related expenses.

Non-operating income

Non-operating income for the third quarter of 2020 was $191.6 million, an increase of $148.6 million from non-operating income of $43.0 million in the 2019 quarter. For the nine months ended September 30, 2020, non-operating income was $106.4 million, a decrease of $263.9 million from non-operating income in the comparable 2019 period of $370.3 million. The following table details the components of non-operating income for the quarter and year-to-date periods.

	Three months ended		Nine months ended
(in millions)	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Net gains (losses) from non-consolidated T. Rowe Price investment products
Cash and discretionary investments
Dividend income	$4.3	$18.1	$19.7	$52.2
Market related gains and equity in earnings	21.3	.7	30.5	46.6
Total cash and discretionary investments	25.6	18.8	50.2	98.8
Seed capital investments
Dividend income	.2	.2	1.4	1.0
Market related gains and equity in earnings	14.3	2.6	8.3	30.9
Net gain (loss) recognized upon deconsolidation	—	(.1)	.1	.1
Investments used to hedge the supplemental savings plan liability	33.3	1.7	29.2	44.8
Total net gains from non-consolidated T. Rowe Price investment products	73.4	23.2	89.2	175.6
Other investment income	11.2	8.9	11.4	18.4
Net gains on investments	84.6	32.1	100.6	194.0
Net gains on consolidated sponsored investment portfolios	101.2	11.6	13.3	176.3
Other income (loss), including foreign currency gains and losses	5.8	(.7)	(7.5)	—
Non-operating income	$191.6	$43.0	$106.4	$370.3

Our investment portfolio recognized significant gains in the third quarter of 2020 as strong markets continued into the third quarter of 2020. Our consolidated investment products and supplemental savings plan hedge portfolio comprised about 70% of the net gains recognized during the third quarter of 2020. Our cash and discretionary investment portfolio also experienced net investment gains of $25.6 million in the third quarter of 2020.

Despite the global economies and markets disruption caused by the coronavirus pandemic in the first quarter of 2020, strong markets in the second quarter and third quarter of 2020 reversed net investment losses experienced in the first quarter of 2020. Our cash and discretionary investments and supplemental savings plan hedge portfolio comprised approximately 75% of the net gains recognized during the nine months ended September 30, 2020. The net investment gains returned by cash and discretionary investment portfolio was $50.2 million in the nine months ended September 30, 2020.

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

	Three months ended		Nine months ended
(in millions)	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Operating expenses reflected in net operating income	$(4.4)	$(3.7)	$(11.7)	$(10.6)
Net investment income reflected in non-operating income	101.2	11.6	13.3	176.3
Impact on income before taxes	$96.8	$7.9	$1.6	$165.7

Net income (loss) attributable to our interest in the consolidated T. Rowe Price investment products	$41.4	$8.7	$(2.8)	$96.7
Net income (loss) attributable to redeemable non-controlling interests (unrelated third-party investors)	55.4	(.8)	4.4	69.0
	$96.8	$7.9	$1.6	$165.7

Provision for income taxes

Our effective tax rate for the third quarter of 2020 was 24.1%, compared with 22.4% in the 2019 quarter. The effective tax rate for the third quarter of 2020 increased as compared to the third quarter of 2019 primarily due to lower estimated annual net income attributable to redeemable non-controlling interests held in the firm's consolidated investment products, which are not taxable to the firm despite being included in pre-tax income, and lower discrete tax benefits associated with option exercises. These impacts were partially offset by a lower state effective tax rate, resulting primarily from the remeasurement of deferred tax liabilities related to the firm's investment portfolio.

Our effective tax rate for both the nine months ended September 30, 2020 and 2019 was 24.0%. The year-to-date 2020 effective tax rate reflects a lower state effective tax rate and higher discrete tax benefits associated with option exercises in the 2020 period, offset by lower estimated annual net income attributable to redeemable non-controlling interests held by the firm’s consolidated investment products.

The following table reconciles the statutory federal income tax rate to our effective tax rate for both the three- and nine-months ended September 30, 2020 and 2019:

	Three months ended		Nine months ended
	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes for current year, net of federal income tax benefits(1)	3.9	4.4	4.1	4.4
Net income attributable to redeemable non-controlling interests	(.3)	(.8)	—	(.8)
Net excess tax benefits from stock-based compensation plans activity	(.8)	(1.2)	(1.3)	(.9)
Other items	.3	(1.0)	.2	.3
Effective income tax rate	24.1%	22.4%	24.0%	24.0%
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

The non-GAAP tax rate primarily adjusts for the impact of the consolidated investment products, including the net income attributable to the redeemable non-controlling interests. Our non-GAAP effective tax rate increased to 24.1% in the third quarter of 2020 compared with 23.6% in third quarter of 2019, primarily due to lower discrete tax benefits associated with option exercises in the third quarter of 2020. For the nine months ended September 30, 2020, our non-GAAP effective tax rate was 23.9%, down from the 24.8% for the comparable 2019 period. The decrease in the non-GAAP effective tax rate for the nine months ended September 30, 2020 as compared to the 2019 period is primarily due to the lower effective state tax rate and higher discrete tax benefits associated with option exercises.

We currently estimate that our GAAP and non-GAAP effective tax rate for the full-year 2020 will be in the range of 23% to 25%.

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

The following schedules reconcile certain U.S. GAAP financial measures for the three months ended
September 30, 2020 and 2019.

	Three months ended 9/30/2020
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(4)	Net income attributable to T. Rowe Price Group	Diluted earnings per share(5)
U.S. GAAP Basis	$866.9	$728.9	$191.6	$221.9	$643.2	$2.73
Non-GAAP adjustments:
Consolidated T. Rowe Price investment products(1)	(1.7)	4.4	(101.2)	(18.1)	(23.3)	(.10)
Supplemental savings plan liability(2)	(34.7)	34.7	(33.3)	.6	.8	—
Other non-operating income(3)	—	—	(31.5)	(13.5)	(18.0)	(.08)
Adjusted Non-GAAP Basis	$830.5	$768.0	$25.6	$190.9	$602.7	$2.55

	Three months ended 9/30/2019
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(4)	Net income attributable to T. Rowe Price Group	Diluted earnings per share(5)
U.S. GAAP Basis	$767.6	$659.1	$43.0	$157.0	$545.9	$2.23
Non-GAAP adjustments:
Consolidated T. Rowe Price investment products(1)	(1.1)	3.7	(11.6)	4.6	(13.3)	(.05)
Supplemental savings plan liability(2)	(1.4)	1.4	(1.7)	(.6)	.3	—
Other non-operating income(3)	—	—	(10.9)	0.3	(11.2)	(.05)
Adjusted Non-GAAP Basis	$765.1	$664.2	$18.8	$161.3	$521.7	$2.13

The following schedules reconcile certain U.S. GAAP financial measures for the nine months ended September 30, 2020 and 2019.

	Nine months ended 9/30/2020
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(4)	Net income attributable to T. Rowe Price Group	Diluted earnings per share(5)
U.S. GAAP Basis	$2,484.0	$1,989.8	$106.4	$502.5	$1,589.3	$6.66
Non-GAAP adjustments:
Consolidated T. Rowe Price investment products(1)	(4.4)	11.7	(13.3)	(1.3)	4.1	.02
Supplemental savings plan liability(2)	(45.4)	45.4	(29.2)	6.2	10.0	.04
Other non-operating income(3)	—	—	(13.7)	(6.9)	(6.8)	(.03)
Adjusted Non-GAAP Basis	$2,434.2	$2,046.9	$50.2	$500.5	$1,596.6	$6.69

	Nine months ended 9/30/2019
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(4)	Net income attributable to T. Rowe Price Group	Diluted earnings per share(5)
U.S. GAAP Basis	$2,342.5	$1,806.7	$370.3	$522.0	$1,586.0	$6.47
Non-GAAP adjustments:
Consolidated T. Rowe Price investment products(1)	(4.3)	10.6	(176.3)	(23.7)	(73.0)	(.30)
Supplemental savings plan liability(2)	(51.9)	51.9	(44.8)	1.7	5.4	.03
Other non-operating income(3)	—	—	(50.4)	(12.4)	(38.0)	(.16)
Adjusted Non-GAAP Basis	$2,286.3	$1,869.2	$98.8	$487.6	$1,480.4	$6.04

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

(4)    The income tax impacts were calculated in order to achieve an overall non-GAAP effective tax rate of 23.9% for the first nine months of 2020 and 24.8% for the first nine months of 2019. As such, the non-GAAP effective tax rate for the third quarter was 24.1% in 2020 and 23.6% in 2019. We estimate that our effective tax rate for the full-year 2020 on a non-GAAP basis will be in the range of 23% to 25%.

(5)    This non-GAAP measure was calculated by applying the two-class method to adjusted net income attributable to T. Rowe Price Group divided by the weighted-average common shares outstanding assuming dilution. The calculation of adjusted net income allocated to common stockholders is as follows:

	Three months ended		Nine months ended
	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Adjusted net income attributable to T. Rowe Price Group	$602.7	$521.7	$1,596.6	$1,480.4
Less: adjusted net income allocated to outstanding restricted stock and stock unit holders	16.8	13.3	44.1	37.7
Adjusted net income allocated to common stockholders	$585.9	$508.4	$1,552.5	$1,442.7

CAPITAL RESOURCES AND LIQUIDITY.

Sources of Liquidity
We remain debt-free with ample liquidity, including cash and investments in T. Rowe Price products, as follows:

(in millions)	9/30/2020	12/31/2019
Cash and cash equivalents	$2,228.2	$1,781.8
Discretionary investments	2,119.1	1,899.6
Total cash and discretionary investments	4,347.3	3,681.4
Redeemable seed capital investments	1,097.4	1,325.6
Investments used to hedge the supplemental savings plan liability	605.7	561.1
Total cash and investments in T. Rowe Price products	$6,050.4	$5,568.1

Our discretionary investment portfolio is comprised primarily of short duration bond funds, which typically yield higher than money market rates, and asset allocation products. Cash and discretionary investments returned gains of $25.6 million and $50.2 million in the three- and nine-months ended September 30, 2020, respectively, as compared to investment gains of $18.8 million and $98.8 million in the three- and nine-months ended September 30, 2019, respectively. Cash and discretionary investments in T. Rowe Price products held by our subsidiaries outside the U.S. were $778.7 million at September 30, 2020 and $665.8 million at December 31, 2019. Given the availability of our financial resources and cash expected to be generated through future operations, we do not maintain an available external source of additional liquidity.

Our seed capital investments are redeemable, although we generally expect to be invested for several years for the products to build an investment performance history and until unrelated third-party investors substantially reduce our relative ownership percentage.

The cash and investment presentation on the unaudited condensed consolidated balance sheet is based on the accounting treatment for the cash equivalent or investment item. The following table details how T. Rowe Price Group’s interests in cash and investments relate to where they are presented on the unaudited condensed consolidated balance sheet as of September 30, 2020.

(in millions)	Cash and cash equivalents	Investments	Net assets of consolidated T. Rowe Price investment products(1)	9/30/2020
Cash and discretionary investments	$2,228.2	$1,834.7	$284.4	$4,347.3
Seed capital investments	—	326.2	771.2	1,097.4
Investments used to hedge the supplemental savings plan liability	—	605.7	—	605.7
Total cash and investments in T. Rowe Price products attributable to T. Rowe Price Group	2,228.2	2,766.6	1,055.6	6,050.4
Investment in UTI and other investments	—	264.2	—	264.2
Total cash and investments attributable to T. Rowe Price Group	2,228.2	3,030.8	1,055.6	6,314.6
Redeemable non-controlling interests	—	—	1,340.2	1,340.2
As reported on unaudited condensed consolidated balance sheet at September 30, 2020	$2,228.2	$3,030.8	$2,395.8	$7,654.8

(1) The consolidated T. Rowe Price investment products are generally those products we provided seed capital at the time of their formation and we have a controlling interest. These products generally represent U.S. mutual funds as well as those funds regulated outside the U.S.     The $284.4 million and the $771.2 million represent the total value at September 30, 2020 of our interest in the consolidated T. Rowe Price investment products. The total net assets of the T. Rowe Price investment products at September 30, 2020 of $2,395.8 million includes assets of $2,442.3 million, less the liabilities of $46.5 million as reflected in our unaudited condensed consolidated balance sheets.

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

Additionally, in October 2020, UTI Asset Management Company Limited (India), one of our equity method investments, held an initial public offering in India. As part of the offering, we sold a portion of our 26% interest and received net proceeds of approximately $28.0 million and recorded a net gain on the sale of approximately $3.5 million in the fourth quarter of 2020. Subsequent to the sale, we have an ownership interest of 23% of UTI Asset Management Company Limited (India).

Uses of Liquidity

We increased our quarterly recurring dividend per common share in February 2020 by 18.4% to $.90 per common share from $.76 per common share. Additionally, we expended $1.2 billion in the first nine months of 2020 to repurchase 10.8 million shares, or 4.6%, of our outstanding common stock at an average price of $108.77 per share. These dividends and repurchases were expended using existing cash balances and cash generated from operations. While opportunistic in our approach to stock buybacks, we will generally repurchase our common stock over time to offset the dilution created by our equity-based compensation plans.

Since the end of 2017, we have returned $5.0 billion to stockholders through stock repurchases and our regular quarterly dividends, as follows:

(in millions)	Recurring dividend	Stock repurchases	Total cash returned to stockholders
2018	$694.7	$1,099.6	$1,794.3
2019	733.6	708.8	1,442.4
Nine months ended 9/30/2020	635.3	1,170.7	1,806.0
Total	$2,063.6	$2,979.1	$5,042.7

We anticipate property and equipment expenditures for the full-year 2020 to be about $230 million, of which more than three-quarters is planned for technology initiatives. We expect to fund our anticipated capital expenditures with operating cash flows and other available resources.

Cash Flows

The following table summarizes the cash flows for the nine months ended September 30, 2020 and 2019, that are attributable to T. Rowe Price Group, our consolidated T. Rowe Price investment products, and the related eliminations required in preparing the statement.

	Nine months ended
	9/30/2020				9/30/2019
(in millions)	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated T. Rowe Price investment products	Elims	As reported	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated T. Rowe Price investment products	Elims	As reported
Cash flows from operating activities
Net income	$1,589.3	$1.6	$2.8	$1,593.7	$1,586.0	$165.7	$(96.7)	$1,655.0
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	144.0	—	—	144.0	131.7	—	—	131.7
Stock-based compensation expense	164.5	—	—	164.5	136.1	—	—	136.1
Net (gains) losses recognized on investments	(72.5)	—	(2.8)	(75.3)	(234.0)	—	96.7	(137.3)
Net investments in T. Rowe Price investment products used to economically hedge supplemental savings plan liability	(19.1)	—	—	(19.1)	(20.5)	—	—	(20.5)
Net change in trading securities held by consolidated T. Rowe Price investment products	—	(350.8)	—	(350.8)	—	(688.1)	—	(688.1)
Other changes in assets and liabilities	458.8	2.5	(1.4)	459.9	428.8	(1.1)	(3.9)	423.8
Net cash provided by (used in) operating activities	2,265.0	(346.7)	(1.4)	1,916.9	2,028.1	(523.5)	(3.9)	1,500.7
Net cash provided by (used in) investing activities	(100.6)	(49.1)	96.6	(53.1)	(230.0)	(8.3)	161.6	(76.7)
Net cash provided by (used in) financing activities	(1,718.0)	393.9	(95.2)	(1,419.3)	(1,010.1)	544.8	(157.7)	(623.0)
Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	—	3.4	—	3.4	—	(2.2)	—	(2.2)
Net change in cash and cash equivalents during period	446.4	1.5	—	447.9	788.0	10.8	—	798.8
Cash and cash equivalents at beginning of year	1,781.8	76.5	—	1,858.3	1,425.2	70.1	—	1,495.3
Cash and cash equivalents at end of period	$2,228.2	$78.0	$—	$2,306.2	$2,213.2	$80.9	$—	$2,294.1

Operating Activities
Operating activities attributable to T. Rowe Price Group during the first nine months of 2020 provided cash flows of $2,265.0 million as compared to $2,028.1 million during the first nine months of 2019. Operating cash flows attributable to T. Rowe Price Group increased $236.9 million, including $203.6 million in higher non-cash adjustments, including unrealized investment gains/losses, depreciation, and stock-based compensation expense; timing differences on the cash settlement of our assets and liabilities of $30.0 million; and the $3.3 million increase in net income from the first nine months of 2019. The non-cash adjustments were driven by a $161.5 million decrease in net investment gains in the first nine months of 2020 compared with the first nine months of 2019. Our interim operating cash flows do not include the cash impact of variable compensation that is accrued throughout the year before being substantially paid out in December. The remaining change in reported cash flows from operating activities was attributable to the net change in trading securities held in our consolidated investment products’ underlying portfolios.

Investing Activities
Net cash used in investing activities that are attributable to T. Rowe Price Group totaled $100.6 million in the first nine months of 2020 compared with $230.0 million in the 2019 period. During 2020, we received net proceeds from the sale of certain of our discretionary investments of $141.6 million compared to net proceeds of $77.0 million during 2019. In addition, while we increased our property and equipment expenditures by $6.5 million, we decreased the level of seed capital provided by $65.0 million. We eliminate our seed capital in those T. Rowe Price investment products we consolidate in preparing our unaudited condensed consolidated statement of cash flows. The remaining $40.8 million change in reported cash flows from investing activities is related to the net cash removed from our balance sheet from consolidating and deconsolidating investment products.

Financing Activities
Net cash used in financing activities attributable to T. Rowe Price Group were $1,718.0 million in the first nine months of 2020 compared with $1,010.1 million in the 2019 period. During 2020, there was a $582.5 million increase in cash paid for common stock repurchases as we repurchased 5.1 million more shares of common stock in the first nine months of 2020 as compared to the first nine months of 2019. Additionally, there was a $85.3 million increase in dividends paid in 2020 as a result of an 18.4% increase in our quarterly dividend per share. The remaining change in reported cash flows from financing activities is primarily attributable to a $88.4 million decrease in net subscriptions received from redeemable non-controlling interest holders of our consolidated investment products during the first nine months of 2020 compared to the 2019 period.

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

Our future revenues and results of operations will fluctuate primarily due to changes in the total value and composition of assets under our management. Such changes result from many factors, including, among other things: cash inflows and outflows in the U.S. mutual funds, subadvised funds, separately managed accounts, collective investment trusts, and other investment products, fluctuations in global financial markets that result in appreciation or depreciation of the assets under our management, our introduction of new mutual funds and investment products, changes in retirement savings trends relative to participant-directed investments and defined contribution plans, and the impact of the recent coronavirus outbreak. The ability to attract and retain investors’ assets under our management is dependent on investor sentiment and confidence; the relative investment performance of the U.S. mutual funds and other managed investment products as compared with competing offerings and market indexes; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; and our level of success in implementing our strategy to expand our business. Our revenues are substantially dependent on fees earned under contracts with the T. Rowe Price funds and could be adversely affected if the independent directors of one or more of the T. Rowe Price funds terminated or significantly altered the terms of the investment management or related administrative services agreements. Non-operating investment income will also fluctuate primarily due to the size of our investments, changes in their market valuations, and any other-than-temporary impairments that may arise or, in the case of our equity method investments, our proportionate share of the investees' net income.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

EQUITY PRICE RISK.

During the first quarter of 2020, the impact of the global coronavirus pandemic began to rapidly spread throughout the world and caused increasing disruption to populations, economic activity, and the global financial markets. While markets recovered sharply in the second and third quarters of 2020, the impact and ongoing uncertainty related to the pandemic continued into the end of September 2020. Since our investments in T. Rowe Price investment products are carried at fair value, these investments are subject to market risk. The following table presents the equity price risk from our investments in T. Rowe Price investment products. Investments in these products generally moderate market risk as they are diversified and invest in a number of different financial instruments. T. Rowe Price manages its cash and discretionary investments exposure to market risk by diversifying its investments among equity and fixed income portfolios. In addition, investment holdings may be altered from time to time in response to changes in market risks and other factors, as management deems appropriate. We do not actively manage the market risk related to our our seed capital investments.

In order to quantify the sensitivity of our investments to changes in market valuations, we have chosen to use a variant of each product's net asset value to quantify the equity price risk, as we believe the volatility in each product's net asset value best reflects the underlying risk potential as well as the market trends surrounding each of its investment objectives. The potential future loss of value, before any income tax benefits, of these investments at September 30, 2020 was determined by using the lower of each product’s lowest net asset value per share during the first nine months of 2020 or its net asset value per share at September 30, 2020, reduced by 10%. In considering this presentation, it is important to note that: not all products experienced their lowest net asset value per share on the same day; it is likely that the composition of the investment portfolio would be changed if adverse market conditions persisted; and we could experience future losses in excess of those presented below.

(in millions)	Fair value 9/30/2020	Potential lower value	Potential loss
Investments in T. Rowe Price products
Discretionary investments	$1,005.6	$901.7	$103.9	10%
Seed capital not consolidated	160.0	74.5	85.5	53%
Investments designated as an economic hedge of supplemental savings plan liability held at fair value	565.3	413.6	151.7	27%
Total	$1,730.9	$1,389.8	$341.1	20%
Direct investment in consolidated T. Rowe Price investment products
Discretionary investments	$284.4	$193.4	$91.0	32%
Seed capital	771.2	633.4	137.8	18%
Total	$1,055.6	$826.8	$228.8	22%
Investment partnerships and other investments held at fair value	$99.4	$83.2	$16.2	16%

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

Item 4.Controls and Procedures.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of September 30, 2020, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the third quarter of 2020, and has concluded that there was no change during the third quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On February 14, 2017, T. Rowe Price Group, Inc., T. Rowe Price Associates, Inc., T. Rowe Price Trust Company, current and former members of the management committee, and trustees of the T. Rowe Price U.S. Retirement Program were named as defendants in a lawsuit filed in the United States District Court for the District of Maryland. The lawsuit alleges breaches of ERISA’s fiduciary duty and prohibited transaction provisions on behalf of a class of all participants and beneficiaries of the T. Rowe Price 401(k) Plan from February 14, 2011, to the time of judgment. The matter has been certified as a class action. T. Rowe Price believes the claims are without merit and is vigorously defending the action. Plaintiffs have filed a motion for partial summary judgment and defendants have filed a cross-motion for summary judgment, and briefing is underway. We cannot predict the eventual outcome, or whether it will have a material negative impact on our financial results, or estimate the possible loss or range of loss that may arise from any negative outcome.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchase activity during the third quarter of 2020 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July	64,123	$128.93	32,814	22,703,350
August	35,016	$138.44	—	22,703,350
September	1,110,116	$126.64	1,090,792	21,612,558
Total	1,209,255	$127.10	1,123,606

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorization, outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options, and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the third quarter of 2020, 85,649 were related to shares surrendered in connection with employee stock option exercises and no shares were withheld to cover tax withholdings associated with the vesting of restricted stock awards.

The following table details the changes in and status of the Board of Directors’ outstanding publicly announced board authorizations.

Authorization Dates	7/1/2020	Total Number of Shares Purchased	Maximum Number of Shares that May Yet Be Purchased at 9/30/2020
February 2019	7,736,164	(1,123,606)	6,612,558
March 2020	15,000,000	—	15,000,000
	22,736,164	(1,123,606)	21,612,558

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On October 29, 2020, we issued an earnings release reporting our results of operations for the third quarter of 2020 and the first nine months of 2020. A copy of that earnings release is furnished herewith as Exhibit 99.1 This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

Item 6. Exhibits.

The following exhibits required by Item 601 of Regulation S-K are furnished herewith.

3(i)	Charter of T. Rowe Price Group, Inc., as reflected by Articles of Restatement dated June 20, 2018. (Incorporated by reference from Form 10-Q Quarterly Report filed on July 25, 2018.)

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of February 12, 2019. (Incorporated by reference from Form 8-K Current Report filed on February 13, 2019.)

15	Report from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99.1	Earnings release issued October 29, 2020, reporting our results of operations for the third quarter of 2020.

101	The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s unaudited condensed consolidated interim financial statements and notes that are included in this Form 10-Q Report.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 29, 2020.
T. Rowe Price Group, Inc.

By:    /s/ Céline S. Dufétel
        Vice President, Chief Financial Officer and Treasurer