Form 10-Q
period 2021-03-31
PRICE T ROWE GROUP INC
filed 2021-04-29
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date,
April 27, 2021, is 226,855,575.
The exhibit index is at Item 6 on page 34.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	3/31/2021	12/31/2020
ASSETS
Cash and cash equivalents	$2,830.1	$2,151.7
Accounts receivable and accrued revenue	885.9	863.1
Investments	3,403.6	3,250.8
Assets of consolidated T. Rowe Price investment products ($1,782.9 million at March 31, 2021 and $2,497.4 million at December 31, 2020, related to variable interest entities)	1,946.8	2,695.5
Operating lease assets	110.2	117.6
Property and equipment, net	703.9	695.4
Goodwill	665.7	665.7
Other assets	218.2	219.2
Total assets	$10,764.4	$10,659.0

LIABILITIES
Accounts payable and accrued expenses	$228.9	$187.7
Liabilities of consolidated T. Rowe Price investment products ($49.0 million at March 31, 2021 and $47.7 million at December 31, 2020, related to variable interest entities)	53.7	57.7
Operating lease liabilities	146.0	154.1
Accrued compensation and related costs	260.8	133.6
Supplemental savings plan liability	769.9	772.2
Income taxes payable	284.0	85.0
Total liabilities	1,743.3	1,390.3

Commitments and contingent liabilities

Redeemable non-controlling interests	1,012.9	1,561.7

STOCKHOLDERS’ EQUITY
Preferred stock, undesignated, $.20 par value – authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value—authorized 750,000,000; issued 226,948,000 shares at March 31, 2021 and 227,965,000 at December 31, 2020	45.4	45.6
Additional capital in excess of par value	654.6	654.6
Retained earnings	7,338.7	7,029.8
Accumulated other comprehensive loss	(30.5)	(23.0)
Total permanent stockholders’ equity	8,008.2	7,707.0
Total liabilities, redeemable non-controlling interests, and permanent stockholders’ equity	$10,764.4	$10,659.0
The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended
	3/31/2021	3/31/2020
Revenues
Investment advisory fees	$1,687.8	$1,327.8
Administrative, distribution, and servicing fees	139.0	134.8
Net revenues	1,826.8	1,462.6

Operating expenses
Compensation and related costs	583.5	440.7
Distribution and servicing	85.6	65.7
Advertising and promotion	18.9	24.9
Product-related costs	41.0	41.6
Technology, occupancy, and facility costs	117.3	105.4
General, administrative, and other	87.3	77.1
Total operating expenses	933.6	755.4

Net operating income	893.2	707.2

Non-operating income (loss)
Net gains (losses) on investments	68.6	(154.6)
Net gains (losses) on consolidated investment products	37.2	(330.3)
Other income (loss)	(3.7)	(15.4)
Total non-operating income (loss)	102.1	(500.3)

Income before income taxes	995.3	206.9
Provision for income taxes	230.5	40.3
Net income	764.8	166.6
Less: net income (loss) attributable to redeemable non-controlling interests	15.4	(176.5)
Net income attributable to T. Rowe Price Group	$749.4	$343.1

Earnings per share on common stock of T. Rowe Price Group
Basic	$3.20	$1.43
Diluted	$3.17	$1.41

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three months ended
	3/31/2021	3/31/2020
Net income	$764.8	$166.6
Other comprehensive income (loss)
Currency translation adjustments
Consolidated T. Rowe Price investment products - variable interest entities	(18.9)	(25.1)
Reclassification gains recognized in non-operating income upon deconsolidation of certain T. Rowe Price investment products	(2.6)	(.1)
Total currency translation adjustments of consolidated T. Rowe Price investment products - variable interest entities	(21.5)	(25.2)
Equity method investments	(.8)	(.1)
Other comprehensive loss before income taxes	(22.3)	(25.3)
Net deferred tax benefits	3.0	2.0
Total other comprehensive loss	(19.3)	(23.3)

Total comprehensive income	745.5	143.3
Less: comprehensive income (loss) attributable to redeemable non-controlling interests	3.6	(193.7)
Total comprehensive income attributable to T. Rowe Price Group	$741.9	$337.0

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three months ended
	3/31/2021	3/31/2020
Cash flows from operating activities
Net income	$764.8	$166.6
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	49.0	46.1
Stock-based compensation expense	57.5	58.3
Net (gains) losses recognized on investments	(59.5)	167.3
Net change in T. Rowe Price investment products used to economically hedge supplemental savings plan liability	22.0	(8.9)
Net change in securities held by consolidated T. Rowe Price investment products	(120.9)	234.6
Other changes in assets and liabilities	281.8	123.7
Net cash provided by operating activities	994.7	787.7

Cash flows from investing activities
Purchases of T. Rowe Price investment products	(12.5)	(225.1)
Dispositions of T. Rowe Price investment products	60.3	299.1
Net cash of T. Rowe Price investment products on deconsolidation	(27.3)	(.8)
Additions to property and equipment	(58.8)	(46.0)
Other investing activity	7.5	.4
Net cash (used in) provided by investing activities	(30.8)	27.6

Cash flows from financing activities
Repurchases of common stock	(259.2)	(891.3)
Common share issuances under stock-based compensation plans	20.9	38.1
Dividends paid to common stockholders of T. Rowe Price Group	(252.3)	(215.2)
Net subscriptions received from redeemable non-controlling interest holders	183.1	76.1
Net cash used in financing activities	(307.5)	(992.3)

Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	.9	(1.2)

Net change in cash and cash equivalents during period	657.3	(178.2)
Cash and cash equivalents at beginning of period, including $104.8 million at December 31, 2020, and $76.5 million at December 31, 2019, held by consolidated T. Rowe Price investment products	2,256.5	1,858.3
Cash and cash equivalents at end of period, including $83.7 million at March 31, 2021, and $117.7 million at March 31, 2020, held by consolidated T. Rowe Price investment products	$2,913.8	$1,680.1

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Three months ended 3/31/2021
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2020	227,965	$45.6	$654.6	$7,029.8	$(23.0)	$7,707.0	$1,561.7
Net income	—	—	—	749.4	—	749.4	15.4
Other comprehensive income (loss), net of tax	—	—	—	—	(7.5)	(7.5)	(11.8)
Dividends declared ($1.08 per share)	—	—	—	(252.3)	—	(252.3)	—
Shares issued upon option exercises	572	.1	25.3	—	—	25.4	—
Net shares issued upon vesting of restricted stock units	41	—	(3.7)	—	—	(3.7)	—
Stock-based compensation expense	—	—	57.5	—	—	57.5	—
Restricted stock units issued as dividend equivalents	—	—	.1	(.1)	—	—	—
Common shares repurchased	(1,630)	(.3)	(79.2)	(188.1)	—	(267.6)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	187.5
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	(739.9)
Balances at March 31, 2021	226,948	$45.4	$654.6	$7,338.7	$(30.5)	$8,008.2	$1,012.9

	Three months ended 3/31/2020
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2019	235,214	$47.0	$654.6	$6,443.5	$(43.0)	$7,102.1	$1,121.0
Net income	—	—	—	343.1	—	343.1	(176.5)
Other comprehensive income (loss), net of tax	—	—	—	—	(6.1)	(6.1)	(17.2)
Dividends declared ($0.90 per share)	—	—	—	(214.7)	—	(214.7)	—
Shares issued upon option exercises	1,068	.2	41.1	—	—	41.3	—
Net shares issued upon vesting of restricted stock units	37	—	(3.0)	—	—	(3.0)	—
Stock-based compensation expense	—	—	58.3	—	—	58.3	—
Restricted stock units issued as dividend equivalents	—	—	.1	(.1)	—	—	—
Common shares repurchased	(8,334)	(1.6)	(96.5)	(788.9)	—	(887.0)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	63.8
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	(20.1)
Balances at March 31, 2020	227,985	$45.6	$654.6	$5,782.9	$(49.1)	$6,434.0	$971.0

(1) Accumulated other comprehensive income.

The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY AND BASIS OF PREPARATION.

T. Rowe Price Group Inc. derives its consolidated revenues and net income primarily from investment advisory services that its subsidiaries provide to individual and institutional investors in the T. Rowe Price U.S. mutual funds (“U.S. mutual funds”), subadvised funds, separately managed accounts, collective investment trusts, and other
T. Rowe Price products. The other T. Rowe Price products include open-ended investment products offered to investors outside the U.S., and products offered through variable annuity life insurance plans in the U.S. We also provide certain investment advisory clients with related administrative services, including distribution, mutual fund transfer agent, accounting, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; brokerage; trust services; and non-discretionary advisory services through model delivery.

Investment advisory revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations.

BASIS OF PRESENTATION.

These unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These principles require the use of estimates and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of our results for the interim periods presented. All such adjustments are of a normal recurring nature. Actual results may vary from our estimates. Certain prior year amounts have been reclassified to conform to the 2021 presentation.

The unaudited interim financial information contained in these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2020 Annual Report.

NEWLY ISSUED BUT NOT YET ADOPTED ACCOUNTING GUIDANCE

We have considered all newly issued accounting guidance that is applicable to our operations and the preparation of our unaudited condensed consolidated statements, including those we have not yet adopted. We do not believe that any such guidance has or will have a material effect on our financial position or results of operations.

NOTE 2 – INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Revenues earned under agreements with clients include:

	Three months ended 3/31/2021				Three months ended 3/31/2020
		Administrative, distribution, and servicing fees				Administrative, distribution, and servicing fees
(in millions)	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues
U.S. mutual funds	$1,050.2	$78.7	$29.1	$1,158.0	$876.2	$77.2	$27.9	$981.3
Subadvised funds, separate accounts, collective investment trusts, and other investment products	637.6	—	—	637.6	451.6	—	—	451.6
Other clients(1)	—	31.2	—	31.2	—	29.7	—	29.7
	$1,687.8	$109.9	$29.1	$1,826.8	$1,327.8	$106.9	$27.9	$1,462.6

(1) Other clients primarily include individuals, defined contribution plans, college savings plans, and institutions related to model delivery.

Total net revenues earned from our related parties, specifically T. Rowe Price investment products, aggregate $1,482.3 million and $1,207.7 million for the three months ended March 31, 2021 and 2020, respectively. Accounts receivable from these products aggregate to $540.0 million at March 31, 2021, and $523.4 million at December 31, 2020.

In the second quarter of 2020, we changed our fee structure of the target date retirement funds such that our investment advisory fee revenue is now earned at the target date retirement fund level rather than at the underlying mutual fund level. As a result, we have modified our investment advisory fee and assets under management presentation below to separately breakout the fees earned and assets under management of our multi-asset portfolios. All prior periods have been recast to conform to this new presentation and to provide comparability.

The following table details the investment advisory fees earned from clients by their underlying asset class.

	Three months ended
(in millions)	3/31/2021	3/31/2020
U.S. mutual funds
Equity	$729.8	$568.4
Fixed income, including money market	59.0	71.7
Multi-asset	261.4	236.1
	1,050.2	876.2
Subadvised funds, separate accounts, collective investment trusts, and other investment products
Equity	429.8	279.5
Fixed income, including money market	31.7	38.0
Multi-asset	176.1	134.1
	637.6	451.6
Total	$1,687.8	$1,327.8

The following table summarizes the assets under management on which we earn investment advisory fees.

	Average during
	Three months ended		As of
(in billions)	3/31/2021	3/31/2020	3/31/2021	12/31/2020
U.S. mutual funds
Equity	$509.6	$388.3	$511.7	$498.6
Fixed income, including money market	82.3	75.7	82.6	79.4
Multi-asset	222.6	190.3	222.1	216.6
	814.5	654.3	816.4	794.6
Subadvised funds, separate accounts, collective investment trusts, and other investment products
Equity	418.9	277.5	405.5	397.2
Fixed income, including money market	80.2	81.3	90.2	89.3
Multi-asset	195.2	149.6	205.9	189.4
	694.3	508.4	701.6	675.9
Total	$1,508.8	$1,162.7	$1,518.0	$1,470.5

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for 8.8% and 9.3% of our assets under management at March 31, 2021, and December 31, 2020, respectively.

NOTE 3 – INVESTMENTS.

The carrying values of our investments that are not part of the consolidated T. Rowe Price investment products are as follows:

(in millions)	3/31/2021	12/31/2020
Investments held at fair value
T. Rowe Price investment products
Discretionary investments	$1,664.3	$1,647.7
Seed capital	269.5	169.5
Supplemental savings plan liability economic hedges	766.9	768.1
Investment partnerships and other investments	100.6	95.1
Equity method investments
T. Rowe Price investment products
Discretionary investments	245.8	242.9
Seed capital	203.7	178.6
23% investment in UTI Asset Management Company Limited (India)	149.1	145.5
Investment partnerships and other investments	2.7	2.4
U.S. Treasury note	1.0	1.0
Total	$3,403.6	$3,250.8

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

During the three months ended March 31, 2021, net gains on investments included $38.8 million of net unrealized gains related to investments held at fair value that were still held at March 31, 2021. For the same period of 2020, net losses on investments included $103.6 million of net unrealized losses related to investments held at fair value that were still held at March 31, 2020.

During the three months ended March 31, 2021 and 2020, certain T. Rowe Price investment products in which we provided initial seed capital at the time of formation were deconsolidated, as we no longer had a controlling interest. Depending on our ownership interest, we are now reporting our residual interests in these T. Rowe Price investment products as either an equity method investment or an investment held at fair value. Additionally, during the three months ended March 31, 2020, certain T. Rowe Price investment products that were being accounted for as equity method investments were consolidated, as we regained a controlling interest. The net impact of these changes on our unaudited condensed consolidated balance sheets and statements of income as of the dates the portfolios were deconsolidated or reconsolidated is detailed below.

	Three months ended
(in millions)	3/31/2021	3/31/2020
Net decrease in assets of consolidated T. Rowe Price investment products	$(928.1)	$(46.2)
Net decrease in liabilities of consolidated T. Rowe Price investment products	$(15.3)	$(2.4)
Net decrease in redeemable non-controlling interests	$(739.9)	$(20.1)

Gains recognized upon deconsolidation	$2.6	$.1

The gains or losses recognized upon deconsolidation were the result of reclassifying currency translation adjustments accumulated on certain T. Rowe Price investment products with non-USD functional currencies from accumulated other comprehensive income to non-operating income.

VARIABLE INTEREST ENTITIES.

Our investments at March 31, 2021 and December 31, 2020, include interests in variable interest entities that we do not consolidate as we are not deemed the primary beneficiary. Our maximum risk of loss related to our involvement with these entities is as follows:

(in millions)	3/31/2021	12/31/2020
Investment carrying values	$289.6	$144.7
Unfunded capital commitments	11.3	12.3
Accounts receivable	60.7	13.8
	$361.6	$170.8

The unfunded capital commitments totaling $11.3 million at March 31, 2021 and $12.3 million at December 31, 2020 relate primarily to the investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be called under certain circumstances.

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

	3/31/2021		12/31/2020
(in millions)	Level 1	Level 2	Level 1	Level 2
T. Rowe Price investment products
Cash equivalents held in money market funds	2,487.5	$—	$1,931.1	$—
Discretionary investments	1,664.3	—	1,647.7	—
Seed capital	254.6	14.9	156.6	12.9
Supplemental savings plan liability economic hedges	766.9		768.1	—
Other investments	.2	.7	.5	.6
Total	$5,173.5	$15.6	$4,504.0	$13.5

The fair value hierarchy level table above does not include the investment partnerships and other investments for which fair value is estimated using their NAV per share as a practical expedient. The carrying value of these investments as disclosed in Note 3 were $99.7 million at March 31, 2021, and $94.0 million at December 31, 2020.

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

The following table details the net assets of the consolidated T. Rowe Price investment products:

	3/31/2021			12/31/2020
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Cash and cash equivalents(1)	$3.0	$80.7	$83.7	$7.1	$97.7	$104.8
Investments(2)	157.5	1,664.5	1,822.0	188.2	2,372.7	2,560.9
Other assets	3.4	37.7	41.1	2.8	27.0	29.8
Total assets	163.9	1,782.9	1,946.8	198.1	2,497.4	2,695.5
Liabilities	4.7	49.0	53.7	10.0	47.7	57.7
Net assets	$159.2	$1,733.9	$1,893.1	$188.1	$2,449.7	$2,637.8

Attributable to T. Rowe Price Group	$96.4	$783.8	$880.2	$130.7	$945.4	$1,076.1
Attributable to redeemable non-controlling interests	62.8	950.1	1,012.9	57.4	1,504.3	1,561.7
	$159.2	$1,733.9	$1,893.1	$188.1	$2,449.7	$2,637.8
(1) Cash and cash equivalents includes $2.8 million at March 31, 2021, and $7.0 million at December 31, 2020, of T. Rowe Price money market mutual funds.
(2) Investments include $24.4 million at March 31, 2021, and $26.9 million at December 31, 2020 of other T. Rowe Price investment products.

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

The operating results of the consolidated T. Rowe Price investment products for the three months ended March 31, 2021 and 2020, are reflected in our unaudited condensed consolidated statements of income as follows:

	Three months ended
	3/31/2021			3/31/2020
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(.2)	$(3.3)	$(3.5)	$(.2)	$(3.5)	$(3.7)
Net investment income (loss) reflected in non-operating income (loss)	6.1	31.1	37.2	(35.2)	(295.1)	(330.3)
Impact on income before taxes	$5.9	$27.8	$33.7	$(35.4)	$(298.6)	$(334.0)

Net income (loss) attributable to T. Rowe Price Group	$4.0	$14.3	$18.3	$(22.6)	$(134.9)	$(157.5)
Net income (loss) attributable to redeemable non-controlling interests	1.9	13.5	15.4	(12.8)	(163.7)	(176.5)
	$5.9	$27.8	$33.7	$(35.4)	$(298.6)	$(334.0)

The operating expenses of the consolidated investment products are reflected in other operating expenses. In preparing our unaudited condensed consolidated financial statements, we eliminated operating expenses of $1.3 million and $2.5 million for the three months ended March 31, 2021 and 2020, respectively, against the investment advisory and administrative fees earned from these products. The net investment income (loss) reflected in non-

operating income (loss) includes dividend and interest income and realized and unrealized gains and losses on the underlying securities held by the consolidated T. Rowe Price investment products.

The table below details the impact of these consolidated investment products on the individual lines of our unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020.

	Three months ended
	3/31/2021			3/31/2020
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Net cash provided by (used in) operating activities	$(31.7)	$(112.0)	$(143.7)	$11.3	$(87.0)	$(75.7)
Net cash used in investing activities	(9.1)	(18.2)	(27.3)	(.8)	—	(.8)
Net cash provided by financing activities	36.7	112.3	149.0	2.7	116.2	118.9
Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	—	.9	.9	—	(1.2)	(1.2)
Net change in cash and cash equivalents during period	(4.1)	(17.0)	(21.1)	13.2	28.0	41.2
Cash and cash equivalents at beginning of year	7.1	97.7	104.8	9.9	66.6	76.5
Cash and cash equivalents at end of period	$3.0	$80.7	$83.7	$23.1	$94.6	$117.7

The net cash provided by financing activities during the three months ended March 31, 2021 and 2020 includes $34.1 million and $42.8 million, respectively, of net subscriptions we made into the consolidated T. Rowe Price investment products, net of dividends received. These cash flows were eliminated in consolidation.

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

	3/31/2021		12/31/2020
(in millions)	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents	$2.8	$—	$7.0	$—
Equity securities	225.7	449.9	308.0	708.0
Fixed income securities	—	1,107.2	—	1,411.3
Other investments	4.0	35.2	2.6	131.0
	$232.5	$1,592.3	$317.6	$2,250.3

Liabilities	$(.4)	$(9.9)	$(.4)	$(18.8)

NOTE 6 – STOCKHOLDERS’ EQUITY.

Accounts payable and accrued expenses includes liabilities of $10.9 million at March 31, 2021, and $2.5 million at December 31, 2020, for common stock repurchases that settled during the first week of April 2021 and January 2021, respectively.

NOTE 7 – STOCK-BASED COMPENSATION.

STOCK OPTIONS.

The following table summarizes the status of, and changes in, our stock options during the three months ended March 31, 2021.

	Options	Weighted- average exercise price
Outstanding at December 31, 2020	4,329,056	$72.52
Exercised	(748,203)	$72.28
Outstanding at March 31, 2021	3,580,853	$72.57
Exercisable at March 31, 2021	3,580,853	$72.57

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of, and changes in, our nonvested restricted shares and restricted stock units during the three months ended March 31, 2021.

	Restricted shares	Restricted stock units	Weighted-average fair value
Nonvested at December 31, 2020	7,412	6,367,059	$116.51
Time-based grants	—	3,397	$154.03
Dividend equivalents granted to non-employee directors	—	550	$172.22
Vested	—	(64,942)	$97.37
Forfeited	—	(19,489)	$114.66
Nonvested at March 31, 2021	7,412	6,286,575	$116.73

Nonvested at March 31, 2021, includes performance-based restricted stock units of 361,609. These nonvested performance-based restricted stock units include 198,205 units for which the performance period has lapsed, and the performance threshold has been met.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense to be recognized over the remaining vesting periods of the stock-based awards outstanding at March 31, 2021. Estimated future compensation expense will change to reflect future grants of restricted stock awards and units, future option grants, changes in the probability of performance thresholds being met, and adjustments for actual forfeitures.

(in millions)
Second quarter 2021	$56.9
Third quarter 2021	56.7
Fourth quarter 2021	50.2
2022	117.4
2023 through 2026	97.2
Total	$378.4

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

	Three months ended
(in millions)	3/31/2021	3/31/2020
Net income attributable to T. Rowe Price Group	749.4	$343.1
Less: net income allocated to outstanding restricted stock and stock unit holders	19.9	9.4
Net income allocated to common stockholders	$729.5	$333.7

Weighted-average common shares
Outstanding	227.7	234.1
Outstanding assuming dilution	230.0	236.8

NOTE 9 – OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS.

The changes in each component of accumulated other comprehensive loss, including reclassification adjustments for the three months ended March 31, 2021 and 2020 are presented in the table below.

	Three months ended 3/31/2021			Three months ended 3/31/2020
(in millions)	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments
Balances at beginning of period	$(43.6)	$20.6	$(23.0)	$(46.9)	$3.9	$(43.0)
Other comprehensive income (loss) before reclassifications and income taxes	(.8)	(7.1)	(7.9)	(.1)	(7.9)	(8.0)
Reclassification adjustments recognized in non-operating income	—	(2.6)	(2.6)	—	(.1)	(.1)
	(.8)	(9.7)	(10.5)	(.1)	(8.0)	(8.1)
Net deferred tax benefits (income taxes)	.5	2.5	3.0	—	2.0	2.0
Other comprehensive income (loss)	(.3)	(7.2)	(7.5)	(.1)	(6.0)	(6.1)
Balances at end of period	$(43.9)	$13.4	$(30.5)	$(47.0)	$(2.1)	$(49.1)
The other comprehensive income (loss) in the table above excludes $11.8 million and $17.2 million of other comprehensive loss related to redeemable non-controlling interests held in our consolidated products for the three months ended March 31, 2021 and 2020, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES.

On February 14, 2017, T. Rowe Price Group, Inc., T. Rowe Price Associates, Inc., T. Rowe Price Trust Company, current and former members of the management committee, and trustees of the T. Rowe Price U.S. Retirement Program were named as defendants in a lawsuit filed in the United States District Court for the District of Maryland. The lawsuit alleges breaches of ERISA’s fiduciary duty and prohibited transaction provisions on behalf of a class of all participants and beneficiaries of the T. Rowe Price 401(k) Plan from February 14, 2011, to the time of judgment. The matter has been certified as a class action. T. Rowe Price believes the claims are without merit and is vigorously defending the action. The parties each filed motions for summary judgment and, with the exception of one claim, the court has denied the parties’ cross motions for summary judgment. A trial has been scheduled to begin in September 2021. We cannot predict the eventual outcome, or whether it will have a material negative impact on our financial results, or estimate the possible loss or range of loss that may arise from any negative outcome.

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

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries (the “Company") as of March 31, 2021, the related condensed consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
April 29, 2021

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW.

Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in U.S. mutual funds, subadvised funds, separately managed accounts, collective investment trusts, and other T. Rowe Price products. The other T. Rowe Price products include open-ended investment products offered to investors outside the U.S., and products offered through variable annuity life insurance plans in the U.S. We also provide certain investment advisory clients with related administrative services, including distribution, mutual fund transfer agent, accounting, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; brokerage; trust services; and non-discretionary advisory services through model delivery.

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

The general trend to passive investing has been persistent and accelerated in recent years, which has negatively impacted our new client inflows. However, over the long term we expect well-executed active management to play an important role for investors. In this regard, we remain debt-free with ample liquidity and resources that allow us to take advantage of attractive growth opportunities. We are investing in key capabilities, including investment professionals, distribution professionals, technologies, and new product offerings in order to provide our clients with strong investment management expertise and service.

MARKET TRENDS.

U.S. equities generated strong returns in the first quarter of 2021, a continuation of a remarkably robust stock market given the pandemic and related economic dislocations. Most major U.S. equity indexes hit all-time highs during the quarter, although the market was led by shares of smaller companies as well as value stocks and cyclical businesses that are closely tied to the health of the economy. Technology and other growth stocks trailed.

In general, equities were lifted by the accelerating rollout of coronavirus vaccines, favorable economic data and corporate earnings reports, and expectations for new federal fiscal stimulus measures. Although Congress passed a $1.9 trillion coronavirus relief bill in March and the Biden administration prepared to pursue a significant increase in infrastructure spending, some investors were concerned about a sharp increase in longer-term U.S. Treasury yields during the quarter and possibly higher inflation later in 2021.

Stocks in developed non-U.S. equity markets advanced but underperformed U.S. equities; a stronger U.S. dollar versus several key currencies weighed on local returns in U.S. dollar terms. European stock markets were mostly positive despite the reinstatement of lockdown measures in some countries. Most developed Asian and Far East markets posted gains; Japanese shares rose less than 2%.

Emerging markets stocks also advanced but underperformed developed markets, hurt in part by rising U.S. Treasury yields and a stronger U.S. dollar against many currencies. Latin American markets were mostly negative in dollar terms. Asian market returns varied widely. In emerging Europe, Turkish shares and the lira tumbled as the Turkish president unexpectedly replaced the head of the central bank shortly after an interest rate increase in March.

Returns of several major equity market indexes were as follows:

Three months ended
Index	3/31/2021
S&P 500 Index	6.2%
NASDAQ Composite Index(1)	2.8%
Russell 2000 Index	12.7%
MSCI EAFE (Europe, Australasia, and Far East) Index	3.6%
MSCI Emerging Markets Index	2.3%
 (1) Returns exclude dividends

Global bond returns were mostly negative in U.S. dollar terms. In the U.S., high yield securities benefited from favorable corporate earnings and expectations of a stronger economy to post gains. Higher-quality securities with greater interest rate sensitivity were hurt by a sharp increase in intermediate- and long-term U.S. Treasury yields. The Federal Reserve kept short-term interest rates near 0%, but the 10-year U.S. Treasury note yield increased from 0.93% to 1.74%. Longer-term corporate and U.S. Treasury bonds were among the worst performers. Mortgage- and asset-backed securities fell to a lesser extent. Tax-free municipal bonds held up relatively well, helped by the prospect of more federal aid to shore up state and local finances.

Bonds in developed non-U.S. markets declined in U.S. dollar terms, hurt by rising longer-term interest rates in local markets and weaker currencies versus the U.S. dollar. The British pound, however, appreciated about 1% versus the dollar.

Emerging markets bonds also produced negative returns as longer-term interest rates generally increased and a few countries also raised short-term rates. Local currency issues underperformed bonds denominated in dollars as many currencies, especially the Turkish lira and the Brazilian real, weakened versus the dollar.

Returns for several major bond market indexes were as follows:

Three months ended
Index	3/31/2021
Bloomberg Barclays U.S. Aggregate Bond Index	(3.4)%
JPMorgan Global High Yield Index	1.2%
Bloomberg Barclays Municipal Bond Index	(.4)%
Bloomberg Barclays Global Aggregate Ex-U.S. Dollar Bond Index	(5.3)%
JPMorgan Emerging Markets Bond Index Plus	(7.2)%

ASSETS UNDER MANAGEMENT.

Assets under management ended the first quarter of 2021 at $1,518.0 billion, an increase of $47.5 billion from December 31, 2020. This increase was driven by market appreciation, net of distributions not reinvested, of $46.3 billion and net cash inflows of $1.2 billion. Clients transferred $5.6 billion in net assets from the U.S. mutual funds to collective investment trusts and other investment products, of which $4.9 billion transferred into the retirement date trusts.

The following tables detail changes in our assets under management, by vehicle and asset class, during the first quarter of 2021:

	Three months ended 3/31/2021
(in billions)	U.S. mutual funds	Subadvised funds and separate accounts	Collective investment trusts and other investment products	Total
Assets under management at beginning of period	$794.6	$400.1	$275.8	$1,470.5

Net cash flows before client transfers	2.0	(8.2)	7.4	1.2
Client transfers	(5.6)	—	5.6	—
Net cash flows after client transfers	(3.6)	(8.2)	13.0	1.2
Net market appreciation and gains	25.5	11.9	9.0	46.4
Net distributions not reinvested	(.1)	—	—	(.1)
Change during the period	21.8	3.7	22.0	47.5

Assets under management at March 31, 2021	$816.4	$403.8	$297.8	$1,518.0

	Three months ended 3/31/2021
(in billions)	Equity	Fixed income, including money market	Multi-asset(1)	Total
Assets under management at beginning of period	$895.8	$168.7	$406.0	$1,470.5

Net cash flows	(8.9)	5.4	4.7	1.2
Net market appreciation and gains(2)	30.3	(1.3)	17.3	46.3
Change during the period	21.4	4.1	22.0	47.5
Assets under management at March 31, 2021	$917.2	$172.8	$428.0	$1,518.0
(1) The underlying assets under management of the multi-asset portfolios have been aggregated and presented in this category and not reported in the equity and fixed income columns.
(2) Includes distributions reinvested and not reinvested.

Investment advisory clients outside the United States account for about 8.8% of our assets under management at March 31, 2021 and 9.3% at December 31, 2020.

Our target date retirement products, which are included in the multi-asset totals shown above, continue to be a significant part of our assets under management. Assets under management in these portfolios, as well as net cash inflows (outflows), by vehicle, were as follows:

	Assets under management		Net cash inflows (outflows) for three months ended
(in billions)	3/31/2021	12/31/2020	3/31/2021	3/31/2020
U.S. mutual funds	$179.9	$176.1	$(3.8)	$(5.0)
Collective investment trusts	160.3	145.4	8.1	5.6
Separately managed accounts	11.4	10.7	.2	.1
	$351.6	$332.2	$4.5	$.7

We provide participant accounting and plan administration for defined contribution retirement plans that invest in the firm's U.S. mutual funds, collective investment trusts and funds outside of the firm's complex. As of March 31, 2021, our assets under administration were $248 billion, of which nearly $153 billion are assets we manage. In recent years, we began offering non-discretionary advisory services through model delivery, which are managed accounts where portfolio holdings and trades in the portfolio are provided to sponsor platforms to implement for their clients.

We record the revenue earned on these services in administrative fees. The assets under advisement in these portfolios, predominantly in the United States, is $3 billion at March 31, 2021.

INVESTMENT PERFORMANCE.

Strong investment performance and brand awareness is a key driver to attracting and retaining assets—and to our long-term success. Our performance disclosures include specific asset classes, assets under management weighted performance, mutual fund performance against passive peers and composite performance against benchmarks. The following table presents investment performance for the one-, three-, five-, and 10-years ended March 31, 2021. Past performance is no guarantee of future results.

% of U.S. mutual funds that outperformed Morningstar median(1),(2)
	1 year	3 years	5 years	10 years
Equity	65%	68%	67%	87%
Fixed Income	71%	60%	55%	57%
Multi-Asset	94%	94%	91%	90%
All Funds	75%	73%	70%	78%

% of U.S. mutual funds that outperformed passive peer median(1),(3)
	1 year	3 years	5 years	10 years
Equity	57%	58%	62%	72%
Fixed Income	91%	59%	57%	60%
Multi-Asset	94%	91%	87%	86%
All Funds	78%	68%	68%	72%

% of composites that outperformed benchmarks(4)
	1 year	3 years	5 years	10 years
Equity	55%	60%	73%	78%
Fixed Income	87%	69%	80%	72%
All Composites	68%	63%	76%	76%

AUM Weighted Performance
% of U.S. mutual funds AUM that outperformed Morningstar median(1),(2)
	1 year	3 years	5 years	10 years
Equity	63%	65%	83%	94%
Fixed Income	79%	58%	59%	60%
Multi-Asset	100%	96%	96%	96%
All Funds	73%	72%	84%	92%

% of U.S. mutual funds AUM that outperformed passive peer median(1),(3)
	1 year	3 years	5 years	10 years
Equity	51%	53%	81%	81%
Fixed Income	97%	52%	56%	64%
Multi-Asset	98%	96%	96%	96%
All Funds	66%	63%	83%	84%

% of composites AUM that outperformed benchmarks(4)
	1 year	3 years	5 years	10 years
Equity	51%	65%	72%	79%
Fixed Income	88%	54%	73%	72%
All Composites	57%	64%	73%	79%

As of March 31, 2021, 80 of 123 (65.0%) of the firm's rated U.S. mutual funds (across primary share classes) received an overall rating of 4 or 5 stars. By comparison, 32.5% of Morningstar's fund population is given a rate of 4 or 5 stars(5). In addition, 88%(5) of AUM in the firm's rated U.S. mutual funds (across primary share classes) ended March 31, 2021 with an overall rating of 4 or 5 stars.

(1) Source: © 2021 Morningstar, Inc. All rights reserved. The information contained herein: 1) is proprietary to Morningstar and/or its content providers; 2) may not be copied or distributed; and 3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information.
(2) Source: Morningstar. Primary share class only. Excludes money market mutual funds, funds with an operating history of less than one year, T. Rowe Price passive funds, and T. Rowe Price funds that are clones of other funds. The top chart reflects the percentage of T. Rowe Price funds with 1 year, 3 year, 5 year, and 10 year track record that are outperforming the Morningstar category median. The bottom chart reflects the percentage of T. Rowe Price funds AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $503B for 1 year, $503B for 3 years, $503B for 5 years, and $493B for 10 years.
(3) Passive Peer Median was created by T. Rowe Price using data from Morningstar. Primary share class only. Excludes money market mutual funds, funds with an operating history of less than one year, funds with fewer than three peers, T. Rowe Price passive funds, and T. Rowe Price funds that are clones of other funds. This analysis compares T. Rowe Price active funds to the applicable universe of passive/index open-end funds and ETFs of peer firms. The top chart reflects the percentage of T. Rowe Price funds with 1 year, 3 year, 5 year, and 10 year track record that are outperforming the passive peer universe. The bottom chart reflects the percentage of T. Rowe Price funds AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $491B for 1 year, $482B for 3 years, $439B for 5 years, and $416B for 10 years.
(4)Composite net returns are calculated using the highest applicable separate account fee schedule. Excludes money market composites. All composites compared to official GIPS composite primary benchmark. The top chart reflects the percentage of T. Rowe Price composites with 1 year, 3 year, 5 year, and 10 year track record that are outperforming their benchmarks. The bottom chart reflects the percentage of T. Rowe Price composite AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $1,392B for 1 year, $1,388B for 3 years, $1,364B for 5 years, and $1,316B for 10 years.
(5) The Morningstar Rating™ for funds is calculated for funds with at least a three-year history. Exchange-traded funds and open-ended mutual funds are considered a single population for comparative purposes. It is calculated based on a Morningstar Risk-Adjusted Return measure that accounts for variation in a managed product's monthly excess performance, placing more emphasis on downward variations and rewarding consistent performance. Morningstar gives its best ratings of 5 or 4 stars to the top 32.5% of all funds (of the 32.5%,10% get 5 stars and 22.5% get 4 stars). The Overall Morningstar Rating™ is derived from a weighted average of the performance figures associated with a fund’s 3, 5, and 10 year (if applicable) Morningstar Rating™ metrics.

RESULTS OF OPERATIONS.

The following table and discussion sets forth information regarding our consolidated financial results for the three months ended March 31, 2021 and 2020 on a U.S. GAAP basis as well as a non-GAAP basis. The non-GAAP basis adjusts for the impact of our consolidated T. Rowe Price investment products, the impact of market movements on the supplemental savings plan liability and related economic hedges, investment income related to certain other investments, and certain nonrecurring charges and gains, if any.

	Three months ended		Q1 2021 vs. Q1 2020
(in millions, except per-share data)	3/31/2021	3/31/2020	$ change	% change
U.S. GAAP basis
Investment advisory fees	$1,687.8	$1,327.8	$360.0	27.1%
Net revenues	$1,826.8	$1,462.6	$364.2	24.9%
Operating expenses	$933.6	$755.4	$178.2	23.6%
Net operating income	$893.2	$707.2	$186.0	26.3%
Non-operating income (loss)(1)	$102.1	$(500.3)	$602.4	n/m
Net income attributable to T. Rowe Price Group	$749.4	$343.1	$406.3	118.4%
Diluted earnings per common share	$3.17	$1.41	$1.76	124.8%
Weighted average common shares outstanding assuming dilution	230.0	236.8	(6.8)	(2.9)%

Adjusted non-GAAP basis(2)
Operating expenses	$909.2	$817.9	$91.3	11.2%
Net operating income	$918.9	$647.2	$271.7	42.0%
Non-operating income (loss)(1)	$13.7	$(61.2)	$74.9	n/m
Net income attributable to T. Rowe Price Group	$712.0	$454.3	$257.7	56.7%
Diluted earnings per common share	$3.01	$1.87	$1.14	61.0%

Assets under management (in billions)
Average assets under management	$1,508.8	$1,162.7	$346.1	29.8%
Ending assets under management	$1,518.0	$1,008.8	$509.2	50.5%
(1) The percentage change in non-operating income (loss) is not meaningful (n/m).
(2) See the reconciliation to the comparable U.S. GAAP measures at the end of the Results of Operations section of this Management’s Discussion and Analysis.

Results Overview - Quarter ended March 31, 2021

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

Investment advisory revenues earned in the first quarter of 2021 increased over the comparable 2020 quarter as average assets under our management increased $346.1 billion, or 29.8%, to $1,508.8 billion. In the first quarter of 2021, we voluntarily waived $15.0 million, or less than 1%, of our investment advisory fees in order to continue to maintain a positive yield for investors. At March 31, 2021, combined net assets of the investment portfolios in which we waived fees in the first quarter of 2021 were $29.5 billion. We expect to continue to waive fees for all of 2021 and anticipate that the waivers in each of the next three quarters of 2021 will be at similar levels.

The average annualized effective fee rate earned during the first quarter of 2021 was 45.4 basis points, compared with 45.9 basis points earned during the first quarter of 2020 and 45.7 basis points during the fourth quarter of 2020. In comparison to the first quarter of 2020, our annualized effective fee rate declined primarily due to client transfers within the complex to lower fee vehicles or share classes over the last twelve months and the money market fee waivers. In comparison to the fourth quarter of 2020, our average annualized effective fee rate declined primarily due to lower performance fees earned in 2021.

Operating expenses. Operating expenses were $933.6 million in the first quarter of 2021 compared with $755.4 million in the first quarter of 2020. Nearly half of the increase in operating expenses for the first quarter of 2021 compared to the first quarter of 2020 was due to an $85.9 million increase in expense related to the supplemental savings plan from higher market returns. The remaining increase was due primarily to higher compensation expenses as well as distribution and servicing costs. For the first quarter of 2021, the higher expense related to the supplemental savings plan was almost entirely offset by the non-operating gains earned on the investments used to economically hedge the related liability.

On a non-GAAP basis, our operating expenses in the first quarter of 2021 increased 11.2% to $909.2 million compared to the first quarter of 2020. Our non-GAAP operating expenses do not include the impact of our supplemental savings plan and consolidated sponsored investment products. See our non-GAAP reconciliations later in this Management’s Discussion and Analysis section.

In 2021 and beyond, we expect to advance our strategic priorities to maintain our position as a global and diversified asset manager, a global partner for retirement investors and a provider of integrated investment solutions; to embed environmental, social and governance principles across the firm; to maintain effective processes and controls while becoming a more adaptive and agile firm; and to become a destination of choice for top talent with a diverse workforce and inclusive culture. We updated our 2021 non-GAAP operating expense growth guidance from a range of 8% - 12% to a range of 10% - 14% to reflect an increase in our expectations for AUM-related expenses. We can elect to adjust our expense growth in the future should unforeseen circumstances arise, including significant market movements.

Operating margin. Our operating margin in the first quarter of 2021 was 48.9%, compared to 48.4% earned in the 2020 quarter. The increase in our operating margin for the first quarter of 2021 compared to the 2020 period was primarily driven by higher investment advisory fee revenue, partially offset by the higher expense related to our supplemental savings plan, as market returns in the first quarter of 2021 outperformed the same period in 2020.

Diluted earnings per share. Diluted earnings per share was $3.17 for the first quarter of 2021 as compared to $1.41 for the first quarter of 2020. The 124.8% increase was primarily driven by the net investment gains recognized in the first quarter of 2021 as compared to significant investment losses recognized in the first quarter of 2020 following sharp market declines at the end of March 2020.

On a non-GAAP basis, diluted earnings per share was $3.01 for the first quarter of 2021 as compared to $1.87 for the first quarter of 2020. The increase in diluted earnings per share was primarily due to higher operating income as well as net gains earned on our cash and discretionary investments in the 2021 quarter compared with investment losses in the 2020 period.

Net revenues

	Three months ended		Q1 2021 vs. Q1 2020
(in millions)	3/31/2021	3/31/2020	$ change	% change
Investment advisory fees
U.S. mutual funds	$1,050.2	$876.2	$174.0	19.9%
Subadvised funds, separate accounts, collective investment trusts, and other investment products	637.6	451.6	186.0	41.2%
	1,687.8	1,327.8	360.0	27.1%
Administrative, distribution, and servicing fees
Administrative fees	109.9	106.9	3.0	2.8%
Distribution and servicing fees	29.1	27.9	1.2	4.3%
	139.0	134.8	4.2	3.1%
Net revenues	$1,826.8	$1,462.6	$364.2	24.9%

Investment advisory fees.

U.S. mutual funds
Investment advisory revenues earned in the first quarter of 2021 from our U.S. mutual funds were $1,050.2 million, an increase of 19.9% from the comparable 2020 quarter. Average assets under management in these funds for the first quarter of 2021 increased 24.5% from the 2020 quarter to $814.5 billion.

For the first quarter of 2021, the relationship between U.S. mutual funds’ average assets under management and investment advisory fee growth was impacted primarily by the money market fee waivers. In addition, strong market returns led to a decrease in the fee earned as the asset levels of certain tiered-fee funds crossed a new tier.

Subadvised funds, separate accounts, collective investment trusts and other investment products (other portfolios)
Investment advisory revenues earned in the first quarter of 2021 from these other portfolios were $637.6 million, an increase of 41.2% from the comparable 2020 quarter. Average assets under management for these products increased 36.6% from the 2020 quarter to $694.3 billion.

For the other portfolios, inflows into our international products, which have a higher fee rate relative to other products, and performance-based fees earned on certain separate accounts drove investment advisory revenues to outpace the increase in average assets under management.

These investment advisory revenues include distribution-related services we provide to the international products and then contract with third-party intermediaries to distribute these products. The costs we incur to pay the third-party intermediaries are recorded as part of distribution and servicing expenses.

Administrative, distribution, and servicing fees. Administrative, distribution, and servicing fees in the first quarter of 2021 were $139.0 million, an increase of $4.2 million, or 3.1%, from the comparable 2020 quarter. The increase was primarily due to higher transfer agent servicing activities provided to the U.S. mutual funds, higher model delivery revenue, as well as higher 12b-1 revenue earned on the R share class of the U.S. mutual funds as a result of increased assets under management in this share class. The increase in 12b-1 revenue is offset entirely by an increase in the costs paid to third-party intermediaries that source these assets and reported in distribution and servicing expense.

Our net revenues reflect the elimination of advisory and administrative fee revenue earned from our consolidated
T. Rowe Price investment products. The corresponding expenses recognized by these products, and consolidated in our financial statements, were also eliminated from operating expenses. For the first quarter, we eliminated net revenue of $1.3 million in 2021 and $2.5 million in 2020.

Operating expenses

	Three months ended		Q1 2021 vs. Q1 2020
(in millions)	3/31/2021	3/31/2020	$ change	% change
Compensation and related costs, excluding supplemental savings plan	$561.3	$504.4	$56.9	11.3%
Supplemental savings plan(1)	22.2	(63.7)	85.9	n/m
Total compensation and related costs	583.5	440.7	142.8	32.4%
Distribution and servicing	85.6	65.7	19.9	30.3%
Advertising and promotion	18.9	24.9	(6.0)	(24.1)%
Product-related costs	41.0	41.6	(.6)	(1.4)%
Technology, occupancy, and facility costs	117.3	105.4	11.9	11.3%
General, administrative, and other	87.3	77.1	10.2	13.2%
Total operating expenses	$933.6	$755.4	$178.2	23.6%
(1) The impact of the market on the supplemental savings plan liability drives the expense recognized each period.

Compensation and related costs, excluding supplemental savings plan. Compensation and related costs, excluding supplemental savings plan, were $561.3 million in the first quarter of 2021, an increase of $56.9 million, or 11.3%, compared to the 2020 quarter. The increase from the 2020 quarter was primarily due to strong operating results in the first quarter of 2021 that led to a $36.3 million increase in our interim accrual for annual variable compensation, primarily bonus compensation. Also contributing to the increase in 2021 costs compared to the first quarter of 2020 was a $22.6 million increase in salaries and benefits due to a 3.4% increase in our average staff size and modest increases in base salaries at the beginning of the year. These increases in compensation and related costs were offset in part by higher labor capitalization related to internally developed software.
Distribution and servicing. Distribution and servicing costs were $85.6 million for the first quarter of 2021, an increase of 30.3% from the $65.7 million recognized in the 2020 quarter. The increase is primarily driven by higher distribution costs as a result of continued inflows and market appreciation in our international products, including our Japanese Investment Trusts (ITMs) and SICAVs.

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

Advertising and promotion. Advertising and promotion costs were $18.9 million in the first quarter of 2021, a decrease of $6.0 million, or 24.1%, compared to the $24.9 million recognized in the 2020 quarter. The decrease is driven primarily by the timing of media-related spend as well as fewer conference and promotional events since the later part of the first quarter of 2020 due to the coronavirus pandemic.
Technology, occupancy, and facility costs. Technology, occupancy, and facility costs were $117.3 million in the first quarter of 2021, an increase of $11.9 million, or 11.3%, compared to the $105.4 million recognized in the 2020 quarter. The increase is due primarily to the ongoing investment in our technology capabilities, including hosted solution licenses and depreciation, and higher office lease costs.

General, administrative, and other. General, administrative, and other expenses were $87.3 million in the first quarter of 2021, a decrease of $10.2 million, or 13.2%, compared to the $77.1 million recognized in the 2020 quarter. The timing of when certain general and administrative costs were incurred in the first quarter of 2021 compared to the 2020 period contributed to the higher costs. Lower travel-related expenses nearly offset increases in other general and administrative costs.

Non-operating income (loss)

Non-operating income for the first quarter of 2021 was $102.1 million, an increase of $602.4 million from non-operating loss of $500.3 million in the 2020 quarter. The following table details the components of non-operating income (loss) for both the first quarter of March 31, 2021 and 2020.

	Three months ended
(in millions)	3/31/2021	3/31/2020
Net gains (losses) from non-consolidated T. Rowe Price investment products
Cash and discretionary investments
Dividend income	$5.1	$10.4
Market related gains (losses) and equity in earnings (losses)	8.6	(71.6)
Total cash and discretionary investments	13.7	(61.2)
Seed capital investments
Dividend income	.1	.7
Market related gains (losses) and equity in earnings (losses)	11.9	(34.1)
Net gain recognized upon deconsolidation	2.6	.1
Investments used to hedge the supplemental savings plan liability	22.1	(68.5)
Total net gains (losses) from non-consolidated T. Rowe Price investment products	50.4	(163.0)
Other investment income	18.2	8.4
Net gains (losses) on investments	68.6	(154.6)
Net gains (losses) on consolidated sponsored investment portfolios	37.2	(330.3)
Other income (loss), including foreign currency gains and losses	(3.7)	(15.4)
Non-operating income (loss)	$102.1	$(500.3)

The impact of strong market returns on our investment portfolio in the first quarter of 2021 compared with significant market losses in the first quarter of 2020 drove the increase in non-operating income. Our consolidated investment products and supplemental savings plan hedge portfolio comprised more than half of the net gains recognized during the first quarter of 2021. Our cash and discretionary investment portfolio also experienced net investment gains of $13.7 million in the first quarter of 2021.

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

	Three months ended
(in millions)	3/31/2021	3/31/2020
Operating expenses reflected in net operating income	$(3.5)	$(3.7)
Net investment income (loss) reflected in non-operating income	37.2	(330.3)
Impact on income before taxes	$33.7	$(334.0)

Net income (loss) attributable to our interest in the consolidated T. Rowe Price investment products	$18.3	$(157.5)
Net income (loss) attributable to redeemable non-controlling interests (unrelated third-party investors)	15.4	(176.5)
	$33.7	$(334.0)
Provision for income taxes

Our effective tax rate for the first quarter of 2021 was 23.2%, compared with 19.5% in the 2020 quarter. The increase in our effective tax rate for the first quarter of 2021 as compared to the first quarter of 2020 is primarily due to lower discrete tax benefits associated with option exercises as well as the impact of these benefits relative to the higher pre-tax income in the first quarter of 2021 as compared to the comparable 2020 quarter. These benefits were partially offset by higher net gains attributable to redeemable non-controlling interests held in the firm's consolidated investment products, which are not taxable to the firm despite being included in pre-tax income, and a lower state effective tax rate. The state effective rate in the first quarter of 2020 was unfavorably impacted by the remeasurement of deferred state tax assets and liabilities related to our investment portfolio.

The following table reconciles the statutory federal income tax rate to our effective tax rate for both the three months ended March 31, 2021 and 2020:

	Three months ended
	3/31/2021	3/31/2020
Statutory U.S. federal income tax rate	21.0%	21.0%
State income taxes for current year, net of federal income tax benefits(1)	3.8	6.4
Net (income) losses attributable to redeemable non-controlling interests	(.6)	3.1
Net excess tax benefits from stock-based compensation plans activity	(1.2)	(8.1)
Other items	.2	(2.9)
Effective income tax rate	23.2%	19.5%
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

The non-GAAP tax rate primarily adjusts for the impact of the consolidated investment products, including the net income attributable to the redeemable non-controlling interests. Our non-GAAP effective tax rate increased to 23.7% in the first quarter of 2021 compared with 22.5% in first quarter of 2020, primarily due to lower discrete tax benefits associated with option exercises in the first quarter of 2021 as well as the impact of these benefits relative to the higher pre-tax income in the first quarter of 2021 as compared to the comparable 2020 quarter and a lower effective state tax rate. The firm continues to see the phased-in benefit of the 2018 Maryland state tax legislation in which we expect to reduce our effective state rate over the five-year phase-in period to less than 3% by the end of 2022.

We currently estimate that our effective tax rate for the full year 2021, on a GAAP basis, will be in the range of 22% to 25%. On a non-GAAP basis, the range is 23% to 25%.

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

The following schedules reconcile certain U.S. GAAP financial measures for the three months ended
March 31, 2021 and 2020.

	Three months ended 3/31/2021
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(4)	Net income attributable to T. Rowe Price Group	Diluted earnings per share(5)
U.S. GAAP Basis	$933.6	$893.2	$102.1	$230.5	$749.4	$3.17
Non-GAAP adjustments:
Consolidated T. Rowe Price investment products(1)	(2.2)	3.5	(37.2)	(3.8)	(14.5)	(.06)
Supplemental savings plan liability(2)	(22.2)	22.2	(22.1)	—	.1	—
Other non-operating income(3)	—	—	(29.1)	(6.1)	(23.0)	(.10)
Adjusted Non-GAAP Basis	$909.2	$918.9	$13.7	$220.6	$712.0	$3.01

	Three months ended 3/31/2020
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(4)	Net income attributable to T. Rowe Price Group	Diluted earnings per share(5)
U.S. GAAP Basis	$755.4	$707.2	$(500.3)	$40.3	$343.1	$1.41
Non-GAAP adjustments:
Consolidated T. Rowe Price investment products(1)	(1.2)	3.7	330.3	71.1	86.4	.36
Supplemental savings plan liability(2)	63.7	(63.7)	68.5	2.1	2.7	.01
Other non-operating income(3)	—	—	40.3	18.2	22.1	.09
Adjusted Non-GAAP Basis	$817.9	$647.2	$(61.2)	$131.7	$454.3	$1.87

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

(2)    These non-GAAP adjustments remove the compensation expense impact from market valuation changes in the supplemental savings plan liability and the related net gains (losses) on investments designated as an economic hedge against the related liability. Amounts deferred under the supplemental savings plan are adjusted for appreciation (depreciation) of hypothetical investments chosen by participants. We use T. Rowe Price investment products to economically hedge the exposure to these market movements. We believe it is useful to offset the non-operating investment income (loss) realized on the economic hedges against the related compensation expense and remove the net impact to help the reader's ability to understand our core operating results and to increase comparability period to period.

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

(4)    The income tax impacts were calculated in order to achieve an overall non-GAAP effective tax rate of 23.7% for 2021 and 22.5% for 2020. We estimate that our effective tax rate for the full-year 2021 on a non-GAAP basis will be in the range of 23% to 25%.

(5)    This non-GAAP measure was calculated by applying the two-class method to adjusted net income attributable to T. Rowe Price Group divided by the weighted-average common shares outstanding assuming dilution. The calculation of adjusted net income allocated to common stockholders is as follows:

	Three months ended
	3/31/2021	3/31/2020
Adjusted net income attributable to T. Rowe Price Group	$712.0	$454.3
Less: adjusted net income allocated to outstanding restricted stock and stock unit holders	18.9	12.4
Adjusted net income allocated to common stockholders	$693.1	$441.9

CAPITAL RESOURCES AND LIQUIDITY.

Sources of Liquidity
We remain debt-free with ample liquidity, including cash and investments in T. Rowe Price products, as follows:

(in millions)	3/31/2021	12/31/2020
Cash and cash equivalents	$2,830.1	$2,151.7
Discretionary investments	2,019.2	2,095.7
Total cash and discretionary investments	4,849.3	4,247.4
Redeemable seed capital investments	1,244.3	1,219.1
Investments used to hedge the supplemental savings plan liability	766.9	768.1
Total cash and investments in T. Rowe Price products	$6,860.5	$6,234.6

Our discretionary investment portfolio is comprised primarily of short duration bond funds, which typically yield higher than money market rates, and asset allocation products. Cash and discretionary investments returned gains of $13.7 million in the three months ended March 31, 2021, as compared to investment losses of $61.2 million in the three months ended March 31, 2020. Cash and discretionary investments in T. Rowe Price products held by our subsidiaries outside the United States were $754.4 million at March 31, 2021 and $675.8 million at December 31, 2020. Given the availability of our financial resources and cash expected to be generated through future operations, we do not maintain an available external source of additional liquidity.

Our seed capital investments are redeemable, although we generally expect to be invested for several years for the products to build an investment performance history and until unrelated third-party investors substantially reduce our relative ownership percentage.

The cash and investment presentation on the unaudited condensed consolidated balance sheet is based on the accounting treatment for the cash equivalent or investment item. The following table details how T. Rowe Price Group’s interests in cash and investments relate to where they are presented on the unaudited condensed consolidated balance sheet as of March 31, 2021.

(in millions)	Cash and cash equivalents	Investments	Net assets of consolidated T. Rowe Price investment products(1)	3/31/2021
Cash and discretionary investments	$2,830.1	$1,910.1	$109.1	$4,849.3
Seed capital investments	—	473.2	771.1	1,244.3
Investments used to hedge the supplemental savings plan liability	—	766.9	—	766.9
Total cash and investments in T. Rowe Price products attributable to T. Rowe Price Group	2,830.1	3,150.2	880.2	6,860.5
Investment in UTI and other investments	—	253.4	—	253.4
Total cash and investments attributable to T. Rowe Price Group	2,830.1	3,403.6	880.2	7,113.9
Redeemable non-controlling interests	—	—	1,012.9	1,012.9
As reported on unaudited condensed consolidated balance sheet at March 31, 2021	$2,830.1	$3,403.6	$1,893.1	$8,126.8
(1) The consolidated T. Rowe Price investment products are generally those products we provided seed capital at the time of their formation and we have a controlling interest. These products generally represent U.S. mutual funds as well as those funds regulated outside the U.S.     The $109.1 million and the $771.1 million represent the total value at March 31, 2021 of our interest in the consolidated T. Rowe Price investment products. The total net assets of the T. Rowe Price investment products at March 31, 2021 of $1,893.1 million includes assets of $1,946.8 million, less liabilities of $53.7 million as reflected in our unaudited condensed consolidated balance sheets.

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

Uses of Liquidity

We increased our quarterly recurring dividend per common share in February 2021 by 20.0% to $1.08 per common share from $.90 per common share. Additionally, we expended $.3 billion in the first quarter of 2021 to repurchase 1.6 million shares, or 0.7%, of our outstanding common stock at an average price of $164.22 per share. These dividends and repurchases were expended using existing cash balances and cash generated from operations. While opportunistic in our approach to stock buybacks, we will generally repurchase our common stock over time to offset the dilution created by our equity-based compensation plans.

Since the end of 2018, we have returned $4.0 billion to stockholders through stock repurchases and our regular quarterly dividends, as follows:

(in millions)	Recurring dividend	Stock repurchases	Total cash returned to stockholders
2019	$733.6	$708.8	$1,442.4
2020	846.0	1,192.2	2,038.2
Three months ended 3/31/2021	252.3	267.6	519.9
Total	$1,831.9	$2,168.6	$4,000.5

We anticipate property, equipment and other capital expenditures, including internal labor capitalization, for the full-year 2021 to be about $265 million, of which more than three-quarters is planned for technology initiatives. We expect to fund our anticipated capital expenditures with operating cash flows and other available resources.

Cash Flows

The following table summarizes the cash flows for the three months ended March 31, 2021 and 2020, that are attributable to T. Rowe Price Group, our consolidated T. Rowe Price investment products, and the related eliminations required in preparing the statement.

	Three months ended
	3/31/2021				3/31/2020
(in millions)	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated T. Rowe Price investment products	Elims	As reported	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated T. Rowe Price investment products	Elims	As reported
Cash flows from operating activities
Net income	$749.4	$33.7	$(18.3)	$764.8	$343.1	$(334.0)	$157.5	$166.6
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	49.0	—	—	49.0	46.1	—	—	46.1
Stock-based compensation expense	57.5	—	—	57.5	58.3	—	—	58.3
Net (gains) losses recognized on investments	(77.8)	—	18.3	(59.5)	324.8	—	(157.5)	167.3
Net change in T. Rowe Price investment products used to economically hedge supplemental savings plan liability	22.0	—	—	22.0	(8.9)	—	—	(8.9)
Net change in trading securities held by consolidated T. Rowe Price investment products	—	(120.9)	—	(120.9)	—	234.6	—	234.6
Other changes in assets and liabilities	338.5	(56.5)	(.2)	281.8	100.6	23.7	(.6)	123.7
Net cash provided by (used in) operating activities	1,138.6	(143.7)	(.2)	994.7	864.0	(75.7)	(.6)	787.7
Net cash provided by (used in) investing activities	30.4	(27.3)	(33.9)	(30.8)	(15.0)	(.8)	43.4	27.6
Net cash provided by (used in) financing activities	(490.6)	149.0	34.1	(307.5)	(1,068.4)	118.9	(42.8)	(992.3)
Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	—	.9	—	.9	—	(1.2)	—	(1.2)
Net change in cash and cash equivalents during period	678.4	(21.1)	—	657.3	(219.4)	41.2	—	(178.2)
Cash and cash equivalents at beginning of year	2,151.7	104.8	—	2,256.5	1,781.8	76.5	—	1,858.3
Cash and cash equivalents at end of period	$2,830.1	$83.7	$—	$2,913.8	$1,562.4	$117.7	$—	$1,680.1

Operating Activities
Operating activities attributable to T. Rowe Price Group during the first quarter of 2021 provided cash flows of $1,138.6 million as compared to $864.0 million during the first quarter of 2020. Operating cash flows attributable to T. Rowe Price Group increased $274.6 million, including a $406.3 million increase in net income from the first quarter of 2020 and timing differences on the cash settlement of our assets and liabilities of $237.9 million. These increases were partially offset by $400.5 million in lower non-cash adjustments, including unrealized investment gains/losses, depreciation, and stock-based compensation expense. The non-cash adjustments were primarily driven by a $402.6 million increase in net investment gains in the first quarter of 2021 compared with net investment losses in the first quarter of 2020. Additionally, in 2021, we had net proceeds of $22.0 million from certain investment products that economically hedge our supplemental savings plan liability, while we had net investments of $8.9 million in the same period of 2020. Our interim operating cash flows do not include the cash impact of variable compensation that is accrued throughout the year before being substantially paid out in December. The remaining change in reported cash flows from operating activities was attributable to the net change in trading securities held in our consolidated investment products’ underlying portfolios.

Investing Activities
Net cash provided by investing activities that are attributable to T. Rowe Price Group totaled $30.4 million in the first quarter of 2021 compared with $15.0 million of cash used by investing activities in the 2020 period. During 2021, we decreased the level of seed capital provided by $77.3 million. We eliminate our seed capital in those T. Rowe Price investment products we consolidate in preparing our unaudited condensed consolidated statement of cash flows. Partially offsetting this increase to cash provided by investing activities were lower net proceeds from the sale of certain of our discretionary investments of $47.8 million compared to net proceeds of $74.0 million during 2020. In addition, we increased our property and equipment expenditures by $12.8 million. The remaining $26.5 million change in reported cash flows from investing activities is related to the net cash removed from our balance sheet from consolidating and deconsolidating investment products.

Financing Activities
Net cash used in financing activities attributable to T. Rowe Price Group were $490.6 million in the first quarter of 2021 compared with $1,068.4 million in the 2020 period. During 2021, there was a $632.1 million decrease in cash paid for common stock repurchases as we repurchased 6.7 million less shares of common stock in the first quarter of 2021 as compared to the first quarter of 2020. Partially offsetting this decrease in cash used for financing activities was a $37.1 million increase in dividends paid in 2021 as a result of an 20.0% increase in our quarterly dividend per share. The remaining change in reported cash flows from financing activities is primarily attributable to a $107.0 million increase in net subscriptions received from redeemable non-controlling interest holders of our consolidated investment products during the first quarter of 2021 compared to the 2020 period.

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

There have been no material changes in the critical accounting policies previously identified in our 2020 Annual Report on Form 10-K.

NEWLY-ISSUED BUT NOT YET ADOPTED ACCOUNTING GUIDANCE.

See Note 1 - The Company and Basis of Preparation note within Item 1. Financial Statements for a discussion of newly issued but not yet adopted accounting guidance.

FORWARD-LOOKING INFORMATION.

From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this report, may contain certain forward-looking information, including information or anticipated information relating to: our revenues, net income, and earnings per share on common stock; changes in the amount and composition of our assets under management; our expense levels; our tax rate; and our expectations regarding financial markets, future transactions, dividends, stock repurchases, investments, new products and services, capital expenditures, changes in our effective fee rate, the impact of the coronavirus pandemic, and other market conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A, Risk Factors, included in our Form 10-K Annual Report for 2020. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

Our future revenues and results of operations will fluctuate primarily due to changes in the total value and composition of assets under our management. Such changes result from many factors, including, among other things: cash inflows and outflows in the U.S. mutual funds, subadvised funds, separately managed accounts, collective investment trusts, and other investment products, fluctuations in global financial markets that result in appreciation or depreciation of the assets under our management, our introduction of new mutual funds and investment products, changes in retirement savings trends relative to participant-directed investments and defined contribution plans, and the impact of the coronavirus outbreak. The ability to attract and retain investors’ assets under our management is dependent on investor sentiment and confidence; the relative investment performance of the U.S. mutual funds and other managed investment products as compared with competing offerings and market indexes; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; and our level of success in implementing our strategy to expand our business, including our announced plan to establish T. Rowe Price Investment Management as a separate registered investment adviser. Our revenues are substantially dependent on fees earned under contracts with the T. Rowe Price funds and could be adversely affected if the independent directors of one or more of the T. Rowe Price funds terminated or significantly altered the terms of the investment management or related administrative services agreements. Non-operating investment income will also fluctuate primarily due to the size of our investments, changes in their market valuations, and any other-than-temporary impairments that may arise or, in the case of our equity method investments, our proportionate share of the investees' net income.

Our future results are also dependent upon the level of our expenses, which are subject to fluctuation for the following or other reasons: changes in the level of our advertising and promotion expenses in response to market conditions, including our efforts to expand our investment advisory business to investors outside the U.S. and to further penetrate our distribution channels within the U.S.; the pace and level of spending to support key strategic priorities; variations in the level of total compensation expense due to, among other things, bonuses, restricted stock units and other equity grants, other incentive awards, our supplemental savings plan, changes in our employee count and mix, and competitive factors; any goodwill or other asset impairment that may arise; fluctuation in foreign currency exchange rates applicable to the costs of our international operations; expenses and capital costs, such as technology assets, depreciation, amortization, and research and development, incurred to maintain and enhance our administrative and operating services infrastructure; the level of third party research costs, unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and disruptions of services, including those provided by third parties, such as fund and product recordkeeping, facilities, communications, power, and the mutual fund transfer agent and accounting systems.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in the total potential loss information provided in Item 7A of the Form 10-K Annual Report for 2020.

Item 4.Controls and Procedures.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of March 31, 2021, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the first quarter of 2021, and has concluded that there was no change during the first quarter of 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

For information about our legal proceedings, please see our Commitments and Contingencies footnote to our unaudited condensed consolidated financial statements in Part 1. of this Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes in the information provided in Item 1A of our Form 10-K Annual Report for 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchase activity during the first quarter of 2021 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January	178,193	$151.29	142,551	21,324,760
February	864,525	$161.23	799,129	20,525,631
March	715,743	$170.76	687,784	19,837,847
Total	1,758,461	$164.10	1,629,464

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorization, outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options, and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the first quarter of 2021, 128,997 were related to shares surrendered in connection with employee stock option exercises and no shares were withheld to cover tax withholdings associated with the vesting of restricted stock awards.

The following table details the changes in and status of the Board of Directors’ outstanding publicly announced board authorizations.

Authorization Dates	1/1/2021	Total Number of Shares Purchased	Maximum Number of Shares that May Yet Be Purchased at 3/31/2021
February 2019	6,467,311	(1,629,464)	4,837,847
March 2020	15,000,000	—	15,000,000
	21,467,311	(1,629,464)	19,837,847

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

On April 29, 2021, we issued an earnings release reporting our results of operations for the first quarter of 2021. A copy of that earnings release is furnished herewith as Exhibit 99.1. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

Item 6. Exhibits.

The following exhibits required by Item 601 of Regulation S-K are furnished herewith.

3(i)	Charter of T. Rowe Price Group, Inc., as reflected by Articles of Restatement dated June 20, 2018. (Incorporated by reference from Form 10-Q Quarterly Report filed on July 25, 2018.)

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of February 9, 2021. (Incorporated by reference from Form 10-K Annual Report filed on February 11, 2021.)

15	Report from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99.1	Earnings release issued April 29, 2021, reporting our results of operations for the first quarter of 2021.

101	The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s unaudited condensed consolidated interim financial statements and notes that are included in this Form 10-Q Report.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 29, 2021.
T. Rowe Price Group, Inc.

By:    /s/ Céline S. Dufétel
        Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer