Form 10-Q
period 2021-06-30
PRICE T ROWE GROUP INC
filed 2021-07-29
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date,
July 26, 2021, is 226,936,886.
The exhibit index is at Item 6 on page 39.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	6/30/2021	12/31/2020
ASSETS
Cash and cash equivalents	$3,514.9	$2,151.7
Accounts receivable and accrued revenue	918.2	863.1
Investments	3,473.9	3,250.8
Assets of consolidated T. Rowe Price investment products ($1,605.0 million at June 30, 2021 and $2,497.4 million at December 31, 2020, related to variable interest entities)	1,667.9	2,695.5
Operating lease assets	101.7	117.6
Property and equipment, net	716.7	695.4
Goodwill	665.7	665.7
Other assets	220.2	219.2
Total assets	$11,279.2	$10,659.0

LIABILITIES
Accounts payable and accrued expenses	$246.2	$187.7
Liabilities of consolidated T. Rowe Price investment products ($30.5 million at June 30, 2021 and $47.7 million at December 31, 2020, related to variable interest entities)	31.0	57.7
Operating lease liabilities	138.5	154.1
Accrued compensation and related costs	480.0	133.6
Dividends payable	699.8	—
Income taxes payable	102.4	85.0
Supplemental savings plan liability	807.9	772.2
Total liabilities	2,505.8	1,390.3

Commitments and contingent liabilities

Redeemable non-controlling interests	880.4	1,561.7

STOCKHOLDERS’ EQUITY
Preferred stock, undesignated, $.20 par value – authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value—authorized 750,000,000; issued 226,925,000 shares at June 30, 2021 and 227,965,000 at December 31, 2020	45.4	45.6
Additional capital in excess of par value	673.7	654.6
Retained earnings	7,202.6	7,029.8
Accumulated other comprehensive loss	(28.7)	(23.0)
Total permanent stockholders’ equity	7,893.0	7,707.0
Total liabilities, redeemable non-controlling interests, and permanent stockholders’ equity	$11,279.2	$10,659.0
The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended		Six months ended
	6/30/2021	6/30/2020	6/30/2021	6/30/2020
Revenues
Investment advisory fees	$1,787.2	$1,293.8	$3,475.0	$2,621.6
Administrative, distribution, and servicing fees	142.1	121.6	281.1	256.4
Net revenues	1,929.3	1,415.4	3,756.1	2,878.0

Operating expenses
Compensation and related costs	603.8	549.0	1,187.3	989.7
Distribution and servicing	92.7	62.0	178.3	127.7
Advertising and promotion	20.4	13.4	39.3	38.3
Product and recordkeeping related costs	43.3	39.6	84.3	81.2
Technology, occupancy, and facility costs	119.3	111.3	236.6	216.7
General, administrative, and other	91.7	86.4	179.0	163.5
Total operating expenses	971.2	861.7	1,904.8	1,617.1

Net operating income	958.1	553.7	1,851.3	1,260.9

Non-operating income (loss)
Net gains on investments	87.7	170.6	156.3	16.0
Net gains (losses) on consolidated investment products	55.5	242.5	92.7	(87.8)
Other income (loss)	.7	2.0	(3.0)	(13.4)
Total non-operating income (loss)	143.9	415.1	246.0	(85.2)

Income before income taxes	1,102.0	968.8	2,097.3	1,175.7
Provision for income taxes	259.3	240.3	489.8	280.6
Net income	842.7	728.5	1,607.5	895.1
Less: net income (loss) attributable to redeemable non-controlling interests	27.0	125.5	42.4	(51.0)
Net income attributable to T. Rowe Price	$815.7	$603.0	$1,565.1	$946.1

Earnings per share on common stock of T. Rowe Price
Basic	$3.50	$2.58	$6.70	$3.99
Diluted	$3.46	$2.55	$6.63	$3.95

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three months ended		Six months ended
	6/30/2021	6/30/2020	6/30/2021	6/30/2020
Net income	$842.7	$728.5	$1,607.5	$895.1
Other comprehensive income (loss)
Currency translation adjustments
Consolidated T. Rowe Price investment products - variable interest entities	6.1	15.9	(12.8)	(9.2)
Reclassification gains recognized in non-operating income upon deconsolidation of certain T. Rowe Price investment products	—	—	(2.6)	(.1)
Total currency translation adjustments of consolidated T. Rowe Price investment products - variable interest entities	6.1	15.9	(15.4)	(9.3)
Equity method investments	(.3)	(9.4)	(1.1)	(9.5)
Other comprehensive income (loss) before income taxes	5.8	6.5	(16.5)	(18.8)
Net deferred tax (expense) benefits	(.2)	.7	2.8	2.7
Total other comprehensive income (loss)	5.6	7.2	(13.7)	(16.1)

Total comprehensive income	848.3	735.7	1,593.8	879.0
Less: comprehensive income (loss) attributable to redeemable non-controlling interests	30.8	135.8	34.4	(57.9)
Total comprehensive income attributable to T. Rowe Price	$817.5	$599.9	$1,559.4	$936.9

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six months ended
	6/30/2021	6/30/2020
Cash flows from operating activities
Net income	$1,607.5	$895.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	99.4	94.3
Stock-based compensation expense	113.9	111.6
Net (gains) losses recognized on investments	(140.9)	3.4
Net (investments) redemptions in T. Rowe Price investment products used to economically hedge supplemental savings plan liability	21.9	(10.0)
Net change in securities held by consolidated T. Rowe Price investment products	(253.4)	40.8
Other changes in assets and liabilities	353.6	505.5
Net cash provided by operating activities	1,802.0	1,640.7

Cash flows from investing activities
Purchases of T. Rowe Price investment products	(30.6)	(237.1)
Dispositions of T. Rowe Price investment products	190.7	347.9
Net cash of T. Rowe Price investment products on deconsolidation	(44.2)	(9.2)
Additions to property and equipment	(121.8)	(105.3)
Other investing activity	11.6	6.1
Net cash provided by investing activities	5.7	2.4

Cash flows from financing activities
Repurchases of common stock	(311.4)	(1,027.1)
Common share issuances under stock-based compensation plans	24.7	54.0
Dividends paid to common stockholders of T. Rowe Price	(505.1)	(425.7)
Net subscriptions received from redeemable non-controlling interest holders	299.1	87.7
Net cash used in financing activities	(492.7)	(1,311.1)

Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	(.5)	(7.4)

Net change in cash and cash equivalents during period	1,314.5	324.6
Cash and cash equivalents at beginning of period, including $104.8 million at December 31, 2020, and $76.5 million at December 31, 2019, held by consolidated T. Rowe Price investment products	2,256.5	1,858.3
Cash and cash equivalents at end of period, including $56.1 million at June 30, 2021, and $124.8 million at June 30, 2020, held by consolidated T. Rowe Price investment products	$3,571.0	$2,182.9

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Three months ended 6/30/2021
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity	Redeemable non-controlling interests
Balances at March 31, 2021	226,948	$45.4	$654.6	$7,338.7	$(30.5)	$8,008.2	$1,012.9
Net income	—	—	—	815.7	—	815.7	27.0
Other comprehensive income (loss), net of tax	—	—	—	—	1.8	1.8	3.8
Dividends declared ($1.08 per share)	—	—	—	(251.8)	—	(251.8)	—
Special cash dividend declared ($3.00 per share)	—	—	—	(699.5)	—	(699.5)	—
Shares issued upon option exercises	190	—	4.3	—	—	4.3	—
Restricted shares issued, net of shares withheld for taxes	4	—	—	—	—	—	—
Net shares issued upon vesting of restricted stock units	8	—	(.6)	—	—	(.6)	—
Stock-based compensation expense	—	—	56.6	—	—	56.6	—
Restricted stock units issued as dividend equivalents	—	—	.1	(.5)	—	(.4)	—
Common shares repurchased	(225)	—	(41.3)	—	—	(41.3)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	111.4
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	(274.7)
Balances at June 30, 2021	226,925	$45.4	$673.7	$7,202.6	$(28.7)	$7,893.0	$880.4

	Three months ended 6/30/2020
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity	Redeemable non-controlling interests
Balances at March 31, 2020	227,985	$45.6	$654.6	$5,782.9	$(49.1)	$6,434.0	$971.0
Net income	—	—	—	603.0	—	603.0	125.5
Other comprehensive income (loss), net of tax	—	—	—	—	(3.1)	(3.1)	10.3
Dividends declared ($0.90 per share)	—	—	—	(210.3)	—	(210.3)	—
Shares issued upon option exercises	296	.1	15.8	—	—	15.9	—
Restricted shares issued, net of shares withheld for taxes	8	—	—	—	—	—	—
Net shares issued upon vesting of restricted stock units	6	—	(.3)	—	—	(.3)	—
Stock-based compensation expense	—	—	53.3	—	—	53.3	—
Restricted stock units issued as dividend equivalents	—	—	.1	(.1)	—	—	—
Common shares repurchased	(1,305)	(.3)	(68.9)	(72.6)	—	(141.8)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	26.1
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	(42.8)
Balances at June 30, 2020	226,990	$45.4	$654.6	$6,102.9	$(52.2)	$6,750.7	$1,090.1

(1) Accumulated other comprehensive income.

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Six months ended 6/30/2021
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2020	227,965	$45.6	$654.6	$7,029.8	$(23.0)	$7,707.0	$1,561.7
Net income	—	—	—	1,565.1	—	1,565.1	42.4
Other comprehensive income (loss), net of tax	—	—	—	—	(5.7)	(5.7)	(8.0)
Dividends declared ($2.16 per share)	—	—	—	(504.1)	—	(504.1)	—
Special cash dividend declared ($3.00 per share)	—	—	—	(699.5)	—	(699.5)	—
Shares issued upon option exercises	762	.2	29.6	—	—	29.8	—
Restricted shares issued, net of shares withheld for taxes	4	—	—	—	—	—	—
Net shares issued upon vesting of restricted stock units	49	—	(4.3)	—	—	(4.3)	—
Stock-based compensation expense	—	—	113.9	—	—	113.9	—
Restricted stock units issued as dividend equivalents	—	—	.2	(.5)	—	(.3)	—
Common shares repurchased	(1,855)	(.4)	(120.3)	(188.2)	—	(308.9)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	298.9
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	(1,014.6)
Balances at June 30, 2021	226,925	$45.4	$673.7	$7,202.6	$(28.7)	$7,893.0	$880.4

	Six months ended 6/30/2020
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2019	235,214	$47.0	$654.6	$6,443.5	$(43.0)	$7,102.1	$1,121.0
Net income	—	—	—	946.1	—	946.1	(51.0)
Other comprehensive income (loss), net of tax	—	—	—	—	(9.2)	(9.2)	(6.9)
Dividends declared ($1.80 per share)	—	—	—	(425.1)	—	(425.1)	—
Shares issued upon option exercises	1,364	.3	56.9	—	—	57.2	—
Restricted shares issued, net of shares withheld for taxes	8	—	—	—	—	—	—
Net shares issued upon vesting of restricted stock units	43	—	(3.3)	—	—	(3.3)	—
Forfeiture of restricted awards	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	111.6	—	—	111.6	—
Restricted stock units issued as dividend equivalents	—	—	.1	(.1)	—	—	—
Common shares repurchased	(9,639)	(1.9)	(165.3)	(861.5)	—	(1,028.7)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	89.9
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	(62.9)
Balances at June 30, 2020	226,990	$45.4	$654.6	$6,102.9	$(52.2)	$6,750.7	$1,090.1
(1) Accumulated other comprehensive income.

The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY AND BASIS OF PREPARATION.

T. Rowe Price Group Inc. derives its consolidated revenues and net income primarily from investment advisory services that its subsidiaries provide to individual and institutional investors in the T. Rowe Price U.S. mutual funds (“U.S. mutual funds”), subadvised funds, separately managed accounts, collective investment trusts, and other
T. Rowe Price products. The other T. Rowe Price products include open-ended investment products offered to investors outside the U.S., and products offered through variable annuity life insurance plans in the U.S. We also provide certain investment advisory clients with related administrative services, including distribution, mutual fund transfer agent, accounting, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; brokerage; trust services; and non-discretionary advisory services through model delivery and other multi-asset solutions for providers to implement.

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

NOTE 2 – INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Revenues earned under agreements with clients include:

	Three months ended 6/30/2021				Three months ended 6/30/2020
		Administrative, distribution, and servicing fees				Administrative, distribution, and servicing fees
(in millions)	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues
U.S. mutual funds	$1,097.5	$81.8	$30.0	$1,209.3	$823.1	$69.4	$25.7	$918.2
Subadvised funds, separate accounts, collective investment trusts, and other investment products	689.7	—	—	689.7	470.7	—	—	470.7
Other clients(1)	—	30.3	—	30.3	—	26.5	—	26.5
	$1,787.2	$112.1	$30.0	$1,929.3	$1,293.8	$95.9	$25.7	$1,415.4

	Six months ended 6/30/2021				Six months ended 6/30/2020
		Administrative, distribution, and servicing fees				Administrative, distribution, and servicing fees
(in millions)	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues
U.S. mutual funds	$2,147.7	$160.5	$59.1	$2,367.3	$1,699.3	$146.6	$53.6	$1,899.5
Subadvised funds, separate accounts, collective investment trusts, and other investment products	1,327.3	—	—	1,327.3	922.3	—	—	922.3
Other clients(1)	—	61.5	—	61.5	—	56.2	—	56.2
	$3,475.0	$222.0	$59.1	$3,756.1	$2,621.6	$202.8	$53.6	$2,878.0
(1) Other clients primarily include individuals, defined contribution plans, college savings plans, and institutions related to our non-discretionary advisory services.

Total net revenues earned from our related parties, specifically T. Rowe Price investment products, aggregate $1,571.9 million and $1,142.8 million for the three months ended June 30, 2021 and 2020, respectively. Total net revenues earned from these products during the six months ended June 30, 2021 and 2020 aggregate $3,054.2 million and $2,350.5 million, respectively. Accounts receivable from these products aggregate to $563.6 million at June 30, 2021, and $523.4 million at December 31, 2020.

The following table details the investment advisory fees earned from clients by their underlying asset class.

	Three months ended		Six months ended
(in millions)	6/30/2021	6/30/2020	6/30/2021	6/30/2020
U.S. mutual funds
Equity	$768.0	$545.9	$1,497.8	$1,114.3
Fixed income, including money market	59.9	66.8	118.9	138.5
Multi-asset	269.6	210.4	531.0	446.5
	1,097.5	823.1	2,147.7	1,699.3
Subadvised funds, separate accounts, collective investment trusts, and other investment products
Equity	446.0	305.6	870.2	585.1
Fixed income, including money market	40.8	33.9	78.3	71.9
Multi-asset	202.9	131.2	378.8	265.3
	689.7	470.7	1,327.3	922.3
Total	$1,787.2	$1,293.8	$3,475.0	$2,621.6

The following table summarizes the assets under management on which we earn investment advisory fees.

	Average during		Average during
	Three months ended		Six months ended		As of
(in billions)	6/30/2021	6/30/2020	6/30/2021	6/30/2020	6/30/2021	12/31/2020
U.S. mutual funds
Equity	$532.2	$374.5	$520.9	$381.4	$550.3	$498.6
Fixed income, including money market	85.9	74.2	84.1	75.0	86.2	79.4
Multi-asset	230.1	179.9	226.3	185.1	229.3	216.6
	848.2	628.6	831.3	641.5	865.8	794.6
Subadvised funds, separate accounts, collective investment trusts, and other investment products
Equity	427.7	293.2	418.1	285.3	434.8	397.2
Fixed income, including money market	91.3	77.1	91.0	79.2	92.5	89.3
Multi-asset	218.1	141.3	206.7	145.4	230.0	189.4
	737.1	511.6	715.8	509.9	757.3	675.9
Total	$1,585.3	$1,140.2	$1,547.1	$1,151.4	$1,623.1	$1,470.5

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for 9.0%, 8.8% and 9.3% of our assets under management at June 30, 2021, March 31, 2021 and December 31, 2020, respectively.

NOTE 3 – INVESTMENTS.

The carrying values of our investments that are not part of the consolidated T. Rowe Price investment products are as follows:

(in millions)	6/30/2021	12/31/2020
Investments held at fair value
T. Rowe Price investment products
Discretionary investments	$1,642.0	$1,647.7
Seed capital	252.0	169.5
Supplemental savings plan liability economic hedges	802.8	768.1
Investment partnerships and other investments	105.4	95.1
Equity method investments
T. Rowe Price investment products
Discretionary investments	256.4	242.9
Seed capital	257.6	178.6
23% investment in UTI Asset Management Company Limited (India)	154.0	145.5
Investment partnerships and other investments	2.7	2.4
U.S. Treasury note	1.0	1.0
Total	$3,473.9	$3,250.8

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

During the three- and six- months ended June 30, 2021, net gains on investments included $49.5 million and $88.3 million, respectively, of net unrealized gains related to investments held at fair value that were still held at June 30,

2021. For the same period of 2020, net gains on investments included $125.5 million and $21.9 million, respectively, of net unrealized gains related to investments held at fair value that were still held at June 30, 2020.

During the six months ended June 30, 2021 and 2020, certain T. Rowe Price investment products in which we provided initial seed capital at the time of formation were deconsolidated, as we no longer had a controlling interest. Depending on our ownership interest, we are now reporting our residual interests in these T. Rowe Price investment products as either an equity method investment or an investment held at fair value. Additionally, during the six months ended June 30, 2020, certain T. Rowe Price investment products that were being accounted for as equity method investments were consolidated, as we regained a controlling interest. The net impact of these changes on our unaudited condensed consolidated balance sheets and statements of income as of the dates the portfolios were deconsolidated or reconsolidated is detailed below.

	Three months ended		Six months ended
(in millions)	6/30/2021	6/30/2020	6/30/2021	6/30/2020
Net decrease in assets of consolidated T. Rowe Price investment products	$(389.2)	$(100.0)	$(1,317.3)	$(146.2)
Net decrease in liabilities of consolidated T. Rowe Price investment products	$(8.9)	$(1.2)	$(24.2)	$(3.6)
Net decrease in redeemable non-controlling interests	$(274.7)	$(42.8)	$(1,014.6)	$(62.9)

Gains recognized upon deconsolidation	$—	$—	$2.6	$.1

The gains or losses recognized upon deconsolidation were the result of reclassifying currency translation adjustments accumulated on certain T. Rowe Price investment products with non-USD functional currencies from accumulated other comprehensive income to non-operating income.

VARIABLE INTEREST ENTITIES.

Our investments at June 30, 2021 and December 31, 2020, include interests in variable interest entities that we do not consolidate as we are not deemed the primary beneficiary. Our maximum risk of loss related to our involvement with these entities is as follows:

(in millions)	6/30/2021	12/31/2020
Investment carrying values	$217.6	$144.7
Unfunded capital commitments	9.9	12.3
Accounts receivable	16.2	13.8
	$243.7	$170.8

The unfunded capital commitments totaling $9.9 million at June 30, 2021 and $12.3 million at December 31, 2020 relate primarily to the investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be called under certain circumstances.

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

	6/30/2021		12/31/2020
(in millions)	Level 1	Level 2	Level 1	Level 2
T. Rowe Price investment products
Cash equivalents held in money market funds	3,115.0	$—	$1,931.1	$—
Discretionary investments	1,642.0	—	1,647.7	—
Seed capital	238.3	13.7	156.6	12.9
Supplemental savings plan liability economic hedges	802.8	—	768.1	—
Other investments	1.3	.1	.5	.6
Total	$5,799.4	$13.8	$4,504.0	$13.5

The fair value hierarchy level table above does not include the investment partnerships and other investments for which fair value is estimated using their NAV per share as a practical expedient. The carrying value of these investments as disclosed in Note 3 were $104.0 million at June 30, 2021, and $94.0 million at December 31, 2020.

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

The following table details the net assets of the consolidated T. Rowe Price investment products:

	6/30/2021			12/31/2020
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Cash and cash equivalents(1)	$.9	$55.2	$56.1	$7.1	$97.7	$104.8
Investments(2)	61.1	1,529.8	1,590.9	188.2	2,372.7	2,560.9
Other assets	.9	20.0	20.9	2.8	27.0	29.8
Total assets	62.9	1,605.0	1,667.9	198.1	2,497.4	2,695.5
Liabilities	.5	30.5	31.0	10.0	47.7	57.7
Net assets	$62.4	$1,574.5	$1,636.9	$188.1	$2,449.7	$2,637.8

Attributable to T. Rowe Price	$45.0	$711.5	$756.5	$130.7	$945.4	$1,076.1
Attributable to redeemable non-controlling interests	17.4	863.0	880.4	57.4	1,504.3	1,561.7
	$62.4	$1,574.5	$1,636.9	$188.1	$2,449.7	$2,637.8
(1) Cash and cash equivalents includes $.9 million at June 30, 2021, and $7.0 million at December 31, 2020, of T. Rowe Price money market mutual funds.
(2) Investments include $31.3 million at June 30, 2021, and $26.9 million at December 31, 2020 of other T. Rowe Price investment products.

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

The operating results of the consolidated T. Rowe Price investment products for the three- and six- months ended June 30, 2021 and 2020, are reflected in our unaudited condensed consolidated statements of income as follows:

	Three months ended
	6/30/2021			6/30/2020
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(.1)	$(2.7)	$(2.8)	$(.3)	$(3.3)	$(3.6)
Net investment income (loss) reflected in non-operating income (loss)	7.3	48.2	55.5	16.4	226.0	242.4
Impact on income before taxes	$7.2	$45.5	$52.7	$16.1	$222.7	$238.8

Net income (loss) attributable to T. Rowe Price	$4.3	$21.4	$25.7	$12.9	$100.4	$113.3
Net income (loss) attributable to redeemable non-controlling interests	2.9	24.1	27.0	3.2	122.3	125.5
	$7.2	$45.5	$52.7	$16.1	$222.7	$238.8

	Six months ended
	6/30/2021			6/30/2020
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(.3)	$(6.0)	$(6.3)	$(.5)	$(6.8)	$(7.3)
Net investment income (loss) reflected in non-operating income	13.4	79.3	92.7	(18.8)	(69.1)	(87.9)
Impact on income before taxes	$13.1	$73.3	$86.4	$(19.3)	$(75.9)	$(95.2)

Net income (loss) attributable to T. Rowe Price	$8.3	$35.7	$44.0	$(9.7)	$(34.5)	$(44.2)
Net income (loss) attributable to redeemable non-controlling interests	4.8	37.6	42.4	(9.6)	(41.4)	(51.0)
	$13.1	$73.3	$86.4	$(19.3)	$(75.9)	$(95.2)

The operating expenses of the consolidated investment products are reflected in general, administrative and other expenses. In preparing our unaudited condensed consolidated financial statements, we eliminated operating expenses of $1.1 million and $2.1 million for the three months ended June 30, 2021 and 2020, respectively, against the investment advisory and administrative fees earned from these products. Operating expenses eliminated for the six months ended June 30, 2021 and 2020, were $2.4 million and $4.6 million, respectively. The net investment income (loss) reflected in non-operating income (loss) includes dividend and interest income as well as realized and unrealized gains and losses on the underlying securities held by the consolidated T. Rowe Price investment products.

The table below details the impact of these consolidated investment products on the individual lines of our unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020.

	Six months ended
	6/30/2021			6/30/2020
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Net cash provided by (used in) operating activities	$(69.0)	$(153.9)	$(222.9)	$.8	$(49.8)	$(49.0)
Net cash used in investing activities	(11.8)	(32.4)	(44.2)	(9.2)	—	(9.2)
Net cash provided by financing activities	74.6	144.3	218.9	9.9	104.0	113.9
Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	—	(.5)	(.5)	—	(7.4)	(7.4)
Net change in cash and cash equivalents during period	(6.2)	(42.5)	(48.7)	1.5	46.8	48.3
Cash and cash equivalents at beginning of year	7.1	97.7	104.8	9.9	66.6	76.5
Cash and cash equivalents at end of period	$.9	$55.2	$56.1	$11.4	$113.4	$124.8

The net cash provided by financing activities during the six months ended June 30, 2021 and 2020 includes $80.2 million and $26.2 million, respectively, of net subscriptions we made into the consolidated T. Rowe Price investment products, net of dividends received. These cash flows were eliminated in consolidation.

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

	6/30/2021		12/31/2020
(in millions)	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents	$.9	$—	$7.0	$—
Equity securities	160.0	258.4	308.0	708.0
Fixed income securities	—	1,129.5	—	1,411.3
Other investments	3.9	39.1	2.6	131.0
	$164.8	$1,427.0	$317.6	$2,250.3

Liabilities	$(.8)	$(7.0)	$(.4)	$(18.8)

NOTE 6 – STOCKHOLDERS’ EQUITY.

Accounts payable and accrued expenses includes liabilities of $2.5 million at December 31, 2020 for common stock repurchases that settled during the first week of January 2021.

On June 14, 2021, the Board of Directors declared a special cash dividend of $3.00 per common share, or $699.8 million, that was paid on July 7, 2021 to stockholders of record as of the close of business on June 25, 2021.

NOTE 7 – STOCK-BASED COMPENSATION.

STOCK OPTIONS.

The following table summarizes the status of, and changes in, our stock options during the six months ended June 30, 2021.

	Options	Weighted- average exercise price
Outstanding at December 31, 2020	4,379,663	$71.67
Exercised	(997,788)	$69.84
Outstanding at June 30, 2021	3,381,875	$72.21
Exercisable at June 30, 2021	3,381,875	$72.21

EFFECT OF SPECIAL CASH DIVIDEND.

As a result of the special cash dividend declared by the Board of Directors in June 2021, the anti-dilution provisions of our employee long-term incentive plans and non-employee director plans (collectively, the LTI plans) require an automatic adjustment to neutralize the effect of the special cash dividend. On the special cash dividend’s ex-dividend date (June 24, 2021), the number of shares authorized and the number of stock options outstanding and their exercise price were adjusted resulting in an increase of 50,607 stock options outstanding on the ex-dividend date, and no incremental compensation expense. In the table above, the number of options outstanding at December 31, 2020 was updated to reflect this adjustment.

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of, and changes in, our nonvested restricted shares and restricted stock units during the six months ended June 30, 2021.

	Restricted shares	Restricted stock units	Weighted-average fair value
Nonvested at December 31, 2020	7,412	6,367,059	$116.51
Time-based grants	4,336	18,356	$180.72
Dividend equivalents granted to non-employee directors	—	1,067	$184.61
Vested	(7,412)	(88,268)	$100.40
Forfeited	—	(42,792)	$114.34
Nonvested at June 30, 2021	4,336	6,255,422	$117.01

Nonvested at June 30, 2021, includes performance-based restricted stock units of 361,609. These nonvested performance-based restricted stock units include 198,205 units for which the performance period has lapsed, and the performance threshold has been met.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense to be recognized over the remaining vesting periods of the stock-based awards outstanding at June 30, 2021. Estimated future compensation expense will change to reflect future grants of restricted stock awards and units, future option grants, changes in the probability of performance thresholds being met, and adjustments for actual forfeitures.

(in millions)
Third quarter 2021	$57.1
Fourth quarter 2021	50.6
2022	117.9
2023 through 2026	97.2
Total	$322.8

NOTE 8 – EARNINGS PER SHARE CALCULATIONS.

The following table presents the reconciliation of net income attributable to T. Rowe Price to net income allocated to our common stockholders and the weighted-average shares that are used in calculating the basic and diluted earnings per share on our common stock. Weighted-average common shares outstanding assuming dilution reflects the potential dilution, determined using the treasury stock method, that could occur if outstanding stock options were exercised and non-participating stock awards vested. No outstanding stock options had an anti-dilutive impact on the diluted earnings per common share calculation in the periods presented.

	Three months ended		Six months ended
(in millions)	6/30/2021	6/30/2020	6/30/2021	6/30/2020
Net income attributable to T. Rowe Price	815.7	$603.0	$1,565.1	$946.1
Less: net income allocated to outstanding restricted stock and stock unit holders	22.2	16.8	42.1	26.2
Net income allocated to common stockholders	$793.5	$586.2	$1,523.0	$919.9

Weighted-average common shares
Outstanding	226.9	227.4	227.3	230.7
Outstanding assuming dilution	229.2	229.5	229.6	233.1

NOTE 9 – OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS.

The changes in each component of accumulated other comprehensive loss, including reclassification adjustments for the three months ended June 30, 2021 and 2020 are presented in the table below.

	Three months ended 6/30/2021			Three months ended 6/30/2020
(in millions)	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments
Balances at beginning of period	$(43.9)	$13.4	$(30.5)	$(47.0)	$(2.1)	$(49.1)
Other comprehensive income (loss) before reclassifications and income taxes	(.3)	2.3	2.0	(7.3)	5.7	(1.6)
Net deferred tax benefits (income taxes)	.4	(.6)	(.2)	(.1)	(1.4)	(1.5)
Other comprehensive income (loss)	.1	1.7	1.8	(7.4)	4.3	(3.1)
Balances at end of period	$(43.8)	$15.1	$(28.7)	$(54.4)	$2.2	$(52.2)

The other comprehensive income (loss) in the table above excludes $3.8 million and $10.3 million of other comprehensive income related to redeemable non-controlling interests held in our consolidated products for the three months ended June 30, 2021 and 2020, respectively.
The changes in each component of accumulated other comprehensive loss, including reclassification adjustments for the six months ended June 30, 2021 and 2020, are presented in the table below.

	Six months ended 6/30/2021			Six months ended 6/30/2020
(in millions)	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments
Balances at beginning of period	$(43.6)	$20.6	$(23.0)	$(46.9)	$3.9	$(43.0)
Other comprehensive income (loss) before reclassifications and income taxes	(1.1)	(4.8)	(5.9)	(7.4)	(2.2)	(9.6)
Reclassification adjustments recognized in non-operating income	—	(2.6)	(2.6)	—	(.1)	(.1)
	(1.1)	(7.4)	(8.5)	(7.4)	(2.3)	(9.7)
Net deferred tax benefits (income taxes)	.9	1.9	2.8	(.1)	.6	.5
Other comprehensive income (loss)	(.2)	(5.5)	(5.7)	(7.5)	(1.7)	(9.2)
Balances at end of period	$(43.8)	$15.1	$(28.7)	$(54.4)	$2.2	$(52.2)
The other comprehensive income (loss) in the table above excludes $8.0 million for the 2021 period and $(6.9) million for the 2020 period of other comprehensive income (loss) related to redeemable non-controlling interests held in our consolidated products.

NOTE 10 – COMMITMENTS AND CONTINGENCIES.

On February 14, 2017, T. Rowe Price Group, Inc., T. Rowe Price Associates, Inc., T. Rowe Price Trust Company, current and former members of the management committee, and trustees of the T. Rowe Price U.S. Retirement Program were named as defendants in a lawsuit filed in the United States District Court for the District of Maryland. The lawsuit alleges breaches of ERISA’s fiduciary duty and prohibited transaction provisions on behalf of a class of all participants and beneficiaries of the T. Rowe Price 401(k) Plan from February 14, 2011, to the time of judgment. The matter has been certified as a class action. The parties have reached an agreement in principle, which will be presented to the court for approval. The proposed settlement would not be material to T. Rowe Price Group, Inc.

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

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries (the “Company") as of June 30, 2021, the related condensed consolidated statements of income, comprehensive income, and stockholders’ equity for the three-month and six-month periods ended June 30, 2021 and 2020, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2021 and 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
July 29, 2021

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

MARKET TRENDS.

Led by large-caps, U.S. stocks produced solid gains in the second quarter of 2021, with many major indexes reaching all-time highs at some point during the last three months. Investors were encouraged by favorable economic data and the broadening distribution of coronavirus vaccines, which enabled state and local governments to roll back more of their pandemic restrictions on business operations and gatherings. The market was also buoyed by strong earnings and revenue growth reported by many companies in recent months. Inflation concerns remained prevalent, but investors largely seemed to accept the Federal Reserve’s determination that rising price pressures were due to “transitory” factors—a viewpoint supported late in the quarter by sharp declines in some commodity prices from recent peaks.

Stocks in many developed non-U.S. equity markets advanced in U.S. dollar terms, though major non-U.S. currencies were mixed versus the dollar. UK stocks rose about 6%, and other European stock markets were mostly positive. Developed Asian and Far East markets were generally positive, although Japanese shares edged lower.

Equities in emerging markets generally rose in U.S. dollar terms. Shares in most major emerging European markets produced strong returns, though Turkish shares fell slightly. Latin American markets were mixed, though Brazil led the region with a 23% gain. Asian emerging markets were also mixed, though several markets rose at least 7%.

Returns of several major equity market indexes were as follows:

	Three months ended	Six months ended
Index	6/30/2021	6/30/2021
S&P 500 Index	8.6%	15.3%
NASDAQ Composite Index(1)	9.5%	12.5%
Russell 2000 Index	4.3%	17.5%
MSCI EAFE (Europe, Australasia, and Far East) Index	5.4%	9.2%
MSCI Emerging Markets Index	5.1%	7.6%
 (1) Returns exclude dividends

Global bond returns were mostly positive in U.S. dollar terms. In the U.S., bond prices rose as long-term Treasury yields decreased from their first-quarter highs—the 10-year Treasury yield dropped from 1.74% to 1.45%—even though inflation remained a concern among some investors. Shorter-term Treasury yields increased amid expectations that the Federal Reserve could reduce its monthly asset purchases and raise the overnight federal funds target rate sooner than anticipated.

In the investment-grade universe, corporate bonds, long-term Treasuries, and commercial mortgage-backed securities performed well. Asset- and mortgage-backed securities advanced modestly. Tax-free municipal securities trailed the taxable investment-grade market, whereas high yield bonds outperformed, helped by investors’ search for attractive yields.

Bonds in developed non-U.S. markets gained in U.S. dollar terms, though major non-U.S. currencies were mixed versus the U.S. dollar. The dollar rose slightly against the yen, fell almost 1% against the euro, and was little changed against the British pound.

Emerging markets bonds easily outperformed bonds in developed countries. Local currency issues modestly lagged bonds denominated in U.S. dollars. Many emerging markets currencies rose versus the dollar, with the Brazilian real posting a particularly notable gain. However, the Turkish lira fell materially.

Returns for several major bond market indexes were as follows:

	Three months ended	Six months ended
Index	6/30/2021	6/30/2021
Bloomberg Barclays U.S. Aggregate Bond Index	1.8%	(1.6)%
JPMorgan Global High Yield Index	2.7%	4.0%
Bloomberg Barclays Municipal Bond Index	1.4%	1.1%
Bloomberg Barclays Global Aggregate Ex-U.S. Dollar Bond Index	.9%	(4.4)%
JPMorgan Emerging Markets Bond Index Plus	4.4%	(3.1)%

ASSETS UNDER MANAGEMENT.

Assets under management ended the second quarter of 2021 at $1,623.1 billion, an increase of $105.1 billion from March 31, 2021, and $152.6 billion from the end of 2020. For the three months ended June 30, 2021, the increase in assets under management was driven by market appreciation, net of distributions not reinvested, of $105.7 billion, partially offset by net cash outflows of $0.6 billion. Clients transferred $9.2 billion in net assets from the U.S. mutual funds primarily to collective investment trusts and other investment products, of which $5.9 billion transferred into the retirement date trusts.

For the six months ended June 30, 2021, the increase in assets under management was driven by market appreciation, net of distributions not reinvested, of $152.0 billion and net cash inflows of $0.6 billion. Clients transferred $14.8 billion in net assets from the U.S. mutual funds primarily to collective investment trusts and other investment products, of which $10.8 billion transferred into the retirement date trusts.

The following tables detail changes in our assets under management, by vehicle and asset class, during the three- and six-month periods ended June 30, 2021:

	Three months ended 6/30/2021				Six months ended 6/30/2021
(in billions)	U.S. mutual funds	Subadvised funds and separate accounts	Collective investment trusts and other investment products	Total	U.S. mutual funds	Subadvised funds and separate accounts	Collective investment trusts and other investment products	Total
Assets under management at beginning of period	$816.4	$403.8	$297.8	$1,518.0	$794.6	$400.1	$275.8	$1,470.5

Net cash flows before client transfers	1.1	(7.9)	6.2	(0.6)	3.1	(16.1)	13.6	0.6
Client transfers	(9.2)	1.5	7.7	—	(14.8)	1.5	13.3	—
Net cash flows after client transfers	(8.1)	(6.4)	13.9	(0.6)	(11.7)	(14.6)	26.9	0.6
Net market appreciation and gains	57.7	29.5	18.7	105.9	83.2	41.4	27.7	152.3
Net distributions not reinvested	(.2)	—	—	(.2)	(.3)	—	—	(.3)
Change during the period	49.4	23.1	32.6	105.1	71.2	26.8	54.6	152.6

Assets under management at June 30, 2021	$865.8	$426.9	$330.4	$1,623.1	$865.8	$426.9	$330.4	$1,623.1

	Three months ended 6/30/2021				Six months ended 6/30/2021
(in billions)	Equity	Fixed income, including money market	Multi-asset(1)	Total	Equity	Fixed income, including money market	Multi-asset(2)	Total
Assets under management at beginning of period	$917.2	$172.8	$428.0	$1,518.0	$895.8	$168.7	$406.0	$1,470.5

Net cash flows	(11.5)	3.7	7.2	(0.6)	(20.4)	9.1	11.9	0.6
Net market appreciation and gains(2)	79.4	2.2	24.1	105.7	109.7	.9	41.4	152.0
Change during the period	67.9	5.9	31.3	105.1	89.3	10.0	53.3	152.6
Assets under management at June 30, 2021	$985.1	$178.7	$459.3	$1,623.1	$985.1	$178.7	$459.3	$1,623.1
(1) The underlying assets under management of the multi-asset portfolios have been aggregated and presented in this category and not reported in the equity and fixed income columns.
(2) Includes distributions reinvested and not reinvested.

Investment advisory clients outside the United States account for 9.0% of our assets under management at June 30, 2021, 8.8% at March, 31, 2021, and 9.3% at December 31, 2020.

Our target date retirement products, which are included in the multi-asset totals shown above, continue to be a significant part of our assets under management. Assets under management in these portfolios, as well as net cash inflows (outflows), by vehicle, were as follows:

				Net cash inflows (outflows)
	Assets under management			Three months ended		Six months ended
(in billions)	6/30/2021	3/31/2021	12/31/2020	6/30/2021	6/30/2020	6/30/2021	6/30/2020
U.S. mutual funds	$185.0	$179.9	$176.1	$(4.9)	$(1.7)	$(8.7)	$(6.7)
Collective investment trusts	182.0	160.3	145.4	12.2	1.3	20.3	6.9
Separately managed accounts	12.2	11.4	10.7	.2	.2	.4	.3
	$379.2	$351.6	$332.2	$7.5	$(.2)	$12.0	$.5

We provide participant accounting and plan administration for defined contribution retirement plans that invest in the firm's U.S. mutual funds, collective investment trusts and funds outside of the firm's complex. As of June 30, 2021, our assets under administration were $263 billion, of which nearly $162 billion are assets we manage.

In recent years, the firm began offering non-discretionary advisory services through model delivery and multi-asset solutions for providers to implement. We record the revenue earned on these services in administrative fees. The assets under advisement in these portfolios, predominantly in the United States, were $8 billion at June 30, 2021.

INVESTMENT PERFORMANCE.

Strong investment performance and brand awareness is a key driver to attracting and retaining assets—and to our long-term success. Our performance disclosures include specific asset classes, assets under management weighted performance, mutual fund performance against passive peers and composite performance against benchmarks. The following tables present investment performance for the one-, three-, five-, and 10-years ended June 30, 2021. Past performance is no guarantee of future results.

% of U.S. mutual funds that outperformed Morningstar median(1),(2)
	1 year	3 years	5 years	10 years
Equity	58%	68%	68%	82%
Fixed Income	63%	60%	58%	59%
Multi-Asset	89%	94%	85%	90%
All Funds	69%	73%	70%	76%

% of U.S. mutual funds that outperformed passive peer median(1),(3)
	1 year	3 years	5 years	10 years
Equity	53%	59%	64%	71%
Fixed Income	91%	66%	57%	61%
Multi-Asset	86%	91%	84%	86%
All Funds	74%	71%	68%	72%

% of composites that outperformed benchmarks(4)
	1 year	3 years	5 years	10 years
Equity	51%	57%	73%	75%
Fixed Income	85%	74%	81%	79%
All Composites	65%	64%	76%	77%

AUM Weighted Performance
% of U.S. mutual funds AUM that outperformed Morningstar median(1),(2)
	1 year	3 years	5 years	10 years
Equity	52%	62%	79%	90%
Fixed Income	59%	59%	63%	61%
Multi-Asset	99%	96%	96%	96%
All Funds	64%	70%	82%	89%

% of U.S. mutual funds AUM that outperformed passive peer median(1),(3)
	1 year	3 years	5 years	10 years
Equity	41%	55%	75%	81%
Fixed Income	97%	53%	57%	62%
Multi-Asset	95%	96%	96%	96%
All Funds	59%	65%	79%	84%

% of composites AUM that outperformed benchmarks(4)
	1 year	3 years	5 years	10 years
Equity	47%	59%	73%	71%
Fixed Income	88%	62%	76%	77%
All Composites	53%	60%	73%	72%
As of June 30, 2021, 77 of 123 (62.6%) of the firm's rated U.S. mutual funds (across primary share classes) received an overall rating of 4 or 5 stars. By comparison, 32.5% of Morningstar's fund population is given a rating of 4 or 5 stars(5). In addition, 86%(5) of AUM in the firm's rated U.S. mutual funds (across primary share classes) ended June 30, 2021 with an overall rating of 4 or 5 stars.

(1) Source: © 2021 Morningstar, Inc. All rights reserved. The information contained herein: 1) is proprietary to Morningstar and/or its content providers; 2) may not be copied or distributed; and 3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information.
(2) Source: Morningstar. Primary share class only. Excludes money market mutual funds, funds with an operating history of less than one year, T. Rowe Price passive funds, and T. Rowe Price funds that are clones of other funds. The top chart reflects the percentage of T. Rowe Price funds with 1 year, 3 year, 5 year, and 10 year track record that are outperforming the Morningstar category median. The bottom chart reflects the percentage of T. Rowe Price funds AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $526B for 1 year, $526B for 3 years, $525B for 5 years, and $515B for 10 years.
(3) Passive Peer Median was created by T. Rowe Price using data from Morningstar. Primary share class only. Excludes money market mutual funds, funds with an operating history of less than one year, funds with fewer than three peers, T. Rowe Price passive funds, and T. Rowe Price funds that are clones of other funds. This analysis compares T. Rowe Price active funds to the applicable universe of passive/index open-end funds and ETFs of peer firms. The top chart reflects the percentage of T. Rowe Price funds with 1 year, 3 year, 5 year, and 10 year track record that are outperforming the passive peer universe. The bottom chart reflects the percentage of T. Rowe Price funds AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $506B for 1 year, $499B for 3 years, $499B for 5 years, and $433B for 10 years.
(4)Composite net returns are calculated using the highest applicable separate account fee schedule. Excludes money market composites. All composites compared to official GIPS composite primary benchmark. The top chart reflects the percentage of T. Rowe Price composites with 1 year, 3 year, 5 year, and 10 year track record that are outperforming their benchmarks. The bottom chart reflects the percentage of T. Rowe Price composite AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $1,513B for 1 year, $1,510B for 3 years, $1,494B for 5 years, and $1,458B for 10 years.
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

RESULTS OF OPERATIONS.

The following table and discussion sets forth information regarding our consolidated financial results for the three and six months ended June 30, 2021 and 2020 on a U.S. GAAP basis as well as a non-GAAP basis. The non-GAAP basis adjusts for the impact of our consolidated T. Rowe Price investment products, the impact of market movements on the supplemental savings plan liability and related economic hedges, investment income related to certain other investments, and certain nonrecurring charges and gains, if any.

	Three months ended		Q2 2021 vs. Q2 2020		Six months ended		YTD 2021 vs. YTD 2020
(in millions, except per-share data)	6/30/2021	6/30/2020	$ change	% change	6/30/2021	6/30/2020	$ change	% change
U.S. GAAP basis
Investment advisory fees	$1,787.2	$1,293.8	$493.4	38.1%	$3,475.0	$2,621.6	$853.4	32.6%
Net revenues	$1,929.3	$1,415.4	$513.9	36.3%	$3,756.1	$2,878.0	$878.1	30.5%
Operating expenses	$971.2	$861.7	$109.5	12.7%	$1,904.8	$1,617.1	$287.7	17.8%
Net operating income	$958.1	$553.7	$404.4	73.0%	$1,851.3	$1,260.9	$590.4	46.8%
Non-operating income (loss)(1)	$143.9	$415.1	$(271.2)	n/m	$246.0	$(85.2)	$331.2	n/m
Net income attributable to T. Rowe Price	$815.7	$603.0	$212.7	35.3%	$1,565.1	$946.1	$619.0	65.4%
Diluted earnings per common share	$3.46	$2.55	$.91	35.7%	$6.63	$3.95	$2.68	67.8%
Weighted average common shares outstanding assuming dilution	229.2	229.5	(.3)	(.1)%	229.6	233.1	(3.5)	(1.5)%

Adjusted non-GAAP basis(2)
Operating expenses	$931.8	$785.8	$146.0	18.6%	$1,841.0	$1,603.7	$237.3	14.8%
Net operating income	$998.6	$631.7	$366.9	58.1%	$1,917.5	$1,278.9	$638.6	49.9%
Non-operating income (loss)(1)	$17.8	$85.8	$(68.0)	n/m	$31.5	$24.6	$6.9	n/m
Net income attributable to T. Rowe Price	$779.0	$539.6	$239.4	44.4%	$1,491.0	$993.9	$497.1	50.0%
Diluted earnings per common share	$3.31	$2.29	$1.02	44.5%	$6.32	$4.15	$2.17	52.3%

Assets under management (in billions)
Average assets under management	$1,585.3	$1,140.2	$445.1	39.0%	$1,547.1	$1,151.4	$395.7	34.4%
Ending assets under management	$1,623.1	$1,220.0	$403.1	33.0%	$1,623.1	$1,220.0	$403.1	33.0%
(1) The percentage change in non-operating income (loss) is not meaningful (n/m).
(2) See the reconciliation to the comparable U.S. GAAP measures at the end of the Results of Operations section of this Management’s Discussion and Analysis.

Results Overview - Quarter ended June 30, 2021

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

Investment advisory revenues earned in the second quarter of 2021 increased over the comparable 2020 quarter as average assets under our management increased $445.1 billion, or 39.0%, to $1,585.3 billion. In the second quarter of 2021, we voluntarily waived $14.3 million, or less than 1%, of our investment advisory fees in order to continue to maintain a positive yield for investors. At June 30, 2021, combined net assets of the investment portfolios in which we waived fees in the second quarter of 2021 were $23.4 billion. We expect to continue to waive fees for the remainder of 2021 and anticipate that the waivers in each of the next two quarters of 2021 will be at similar levels.

The average annualized effective fee rate earned during the second quarter of 2021 was 45.2 basis points, compared with 45.6 basis points earned during the second quarter of 2020 and 45.4 basis points during the first quarter of 2021. In comparison to the second quarter of 2020, our annualized effective fee rate declined primarily due to client transfers within the complex to lower fee vehicles or share classes over the last twelve months and the money market fee waivers.

Operating expenses. Operating expenses were $971.2 million in the second quarter of 2021 compared with $861.7 million in the second quarter of 2020. Approximately 50% of the increase in our operating expenses for the second quarter of 2021 compared to the second quarter of 2020 was due to higher compensation expenses. The largest drivers of the increased compensation expenses was the higher interim bonus accrual and increased salaries and benefits, partially offset by lower compensation expenses related to the supplemental savings plan. For the second quarter of 2021, the expense related to the supplemental savings plan was almost entirely offset by the non-operating gains earned on the investments used to economically hedge the related liability. Also contributing to the increase in operating expenses were higher distribution and servicing costs due to higher average assets under management. The firm employed 7,804 associates at June 30, 2021, an increase of 1.6% from the end of 2020 and 3.7% from June 30, 2020.

In the second quarter of 2021, we announced a transformation of our retirement recordkeeping business with the expansion of our partnership with FIS, a global technology leader. FIS will assume responsibility for managing retirement technology development and core operations for our full-service recordkeeping offering. This relationship will allow us to quickly add new features to our clients’ plans while driving long term efficiencies that we expect to reinvest into strategic growth areas across the firm. As part of this expanded relationship, approximately 800 T. Rowe Price operations and technology associates will become employees of FIS as of August 1, 2021. The transfer of these employees will result in a decrease in compensation and related expenses offset by the cost of this relationship, which will be reflected in product and recordkeeping related costs along with the technology, occupancy, and facilities cost lines of the income statement. We expect the primary driver of these costs in the future to be the number of plan participants. Additionally, while we will incur some costs to transition to FIS’ platform, savings will ramp up from 2022 onwards, allowing us to reinvest across the firm broadly.

On a non-GAAP basis, our operating expenses in the second quarter of 2021 increased 18.6% to $931.8 million compared to the second quarter of 2020. Our non-GAAP operating expenses do not include the impact of our supplemental savings plan and consolidated sponsored investment products. See our non-GAAP reconciliations later in this Management’s Discussion and Analysis section.

Operating margin. Our operating margin in the second quarter of 2021 was 49.7%, compared to 39.1% earned in the 2020 quarter. The increase in our operating margin for the second quarter of 2021 compared to the 2020 period was primarily driven by higher investment advisory fee revenue and lower expense related to our supplemental savings plan, partially offset by higher distribution and servicing costs.

Diluted earnings per share. Diluted earnings per share was $3.46 for the second quarter of 2021 as compared to $2.55 for the second quarter of 2020. The 35.7% increase was primarily driven by higher operating income, as strong markets since the end of the first quarter of 2020 have increased average assets under management resulting in higher investment advisory fee revenue. This increase was partially offset by lower net investment gains recognized in the second quarter of 2021 as the sharp market recovery following the significant losses experienced in the first quarter of 2020 outpaced the market performance in the second quarter of 2021.

On a non-GAAP basis, diluted earnings per share was $3.31 for the second quarter of 2021 as compared to $2.29 for the second quarter of 2020. Similar to our GAAP diluted earnings, strong markets since the end of the second quarter of 2020 led to higher operating income in the comparable 2021 period. Our cash and discretionary investments experienced lower net gains in the 2021 quarter compared with 2020 quarter. The significant gains earned on our cash and discretionary investments in the second quarter of 2020 as the sharp market recovery following the significant losses experienced in the first quarter of 2020 outpaced the market performance in the second quarter of 2021.

Results Overview - Year-to-Date ended June 30, 2021
Investment advisory revenues. Investment advisory revenues earned in the six months ended June 30, 2021 increased over the comparable 2020 period as average assets under our management increased $395.7 billion, or 34.4%, to $1,547.1 billion. We waived $29.3 million, or less than 1% of total investment advisory fees from certain of our money market mutual funds, trusts and other investment portfolios during the six months ended June 30, 2021. We expect to continue to waive fees for the remainder of 2021 and anticipate that the waivers in each of the next two quarters of 2021 will be at similar levels.

The average annualized effective fee rate earned on our assets under management during the six months ended June 30, 2021 was 45.3 basis points compared with 45.8 basis points earned during the same period of 2020. Our annualized effective fee rate declined primarily due to client transfers within the complex to lower fee vehicles or share classes over the last twelve months and the money market fee waivers.

Operating expenses. Operating expenses were $1,904.8 million in the six months ended June 30, 2021 compared with $1,617.1 million in the 2020 period. About two-thirds of the increase in operating expenses was due to higher compensation expenses, including a $49.2 million increase in operating expenses related to the supplemental savings plan due to higher market returns in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, higher interim bonus accrual, and increased salaries and benefits. Also contributing to the increase in operating expenses were higher distribution and servicing costs due to higher average assets under management.

On a non-GAAP basis, our operating expenses for the six months ended June 30, 2021 increased 14.8% to $1,841.0 million compared to the 2020 period. Our non-GAAP operating expenses do not include the impact of our supplemental savings plan and consolidated sponsored investment products. See our non-GAAP reconciliations later in this Management’s Discussion and Analysis section.

In 2021 and beyond, we expect to advance our strategic priorities to maintain our position as a global and diversified asset manager, a global partner for retirement investors and a provider of integrated investment solutions; to embed environmental, social and governance and sustainability principles across the firm; to maintain effective processes and controls while becoming a more adaptive and agile firm; and to become a destination of choice for top talent with a diverse workforce and inclusive culture. We updated our 2021 non-GAAP operating expense growth guidance from a range of 10% - 14% to a range of 12% - 15% to reflect an increase in our expectations for expenses. We can elect to adjust our expense growth in the future should unforeseen circumstances arise, including significant market movements. As discussed in May 2021, the impact of the firm's expanded partnership with FIS remains reflected in the expense growth guidance above.

Operating margin. Our operating margin in the six months ended June 30, 2021 was 49.3%, compared to 43.8% earned in the 2020 period. The increase in our operating margin for the six months ended June 30, 2021 compared to the 2020 period was primarily driven by higher net revenues, partially offset by higher compensation costs and distribution and servicing costs.

Diluted earnings per share. Diluted earnings per share was $6.63 for the six months ended June 30, 2021 as compared to $3.95 for the six months ended June 30, 2020. The 67.8% increase was primarily driven by higher operating income, higher net investment gains, and lower weighted average outstanding shares.

On a non-GAAP basis, diluted earnings per share was $6.32 for the six months ended June 30, 2021 as compared to $4.15 for the 2020 period. The increase in adjusted diluted earnings per share was primarily due to higher operating income and lower weighted average outstanding shares. See our non-GAAP reconciliations later in this Management’s Discussion and Analysis section.

Net revenues

	Three months ended		Q2 2021 vs. Q2 2020		Six months ended		YTD 2021 vs. YTD 2020
(in millions)	6/30/2021	6/30/2020	$ change	% change	6/30/2021	6/30/2020	$ change	% change
Investment advisory fees
U.S. mutual funds	$1,097.5	$823.1	$274.4	33.3%	$2,147.7	$1,699.3	$448.4	26.4%
Subadvised funds, separate accounts, collective investment trusts, and other investment products	689.7	470.7	219.0	46.5%	1,327.3	922.3	405.0	43.9%
	1,787.2	1,293.8	493.4	38.1%	3,475.0	2,621.6	853.4	32.6%
Administrative, distribution, and servicing fees
Administrative fees	112.1	95.9	16.2	16.9%	222.0	202.8	19.2	9.5%
Distribution and servicing fees	30.0	25.7	4.3	16.7%	59.1	53.6	5.5	10.3%
	142.1	121.6	20.5	16.9%	281.1	256.4	24.7	9.6%
Net revenues	$1,929.3	$1,415.4	$513.9	36.3%	$3,756.1	$2,878.0	$878.1	30.5%

Investment advisory fees.

U.S. mutual funds
Investment advisory revenues earned in the second quarter of 2021 from our U.S. mutual funds were $1,097.5 million, an increase of 33.3% from the comparable 2020 quarter. Average assets under management in these funds for the second quarter of 2021 increased 34.9% from the 2020 quarter to $848.2 billion.

For the six months ended June 30, 2021, investment advisory revenues earned from the firm's U.S. mutual funds were $2,147.7 million, an increase of 26.4% from the comparable 2020 period. Average assets under management in these funds for the six months ended June 30, 2021 increased 29.6% from the 2020 period to $831.3 billion.

For the second quarter and six months ended June 30, 2021, the relationship between U.S. mutual funds’ average assets under management and investment advisory fee growth was impacted primarily by client transfers within the complex to lower fee vehicles or share classes during the last twelve months and the money market fee waivers. In addition, strong market returns led to a relative decrease in the percentage fee earned as the asset levels of certain tiered-fee funds crossed a new tier.

Subadvised funds, separate accounts, collective investment trusts and other investment products (other portfolios)
Investment advisory revenues earned in the second quarter of 2021 from these other portfolios were $689.7 million, an increase of 46.5% from the comparable 2020 quarter. Average assets under management for these products increased 44.1% from the 2020 quarter to $737.1 billion.

For the six months ended June 30, 2021, investment advisory revenues earned from subadvised and separate accounts as well as collective investment trusts and other investment products were $1,327.3 million, an increase of 43.9% from the 2020 period. Average assets under management for these products increased 40.4% from the 2020 period to $715.8 billion.

For the other portfolios, inflows into our international products, which have a higher fee rate relative to other products, drove investment advisory revenues to outpace the increase in average assets under management.

These investment advisory revenues include distribution-related services we provide to the international products and then contract with third-party intermediaries to distribute these products. The costs we incur to pay the third-party intermediaries are recorded as part of distribution and servicing expenses.

Administrative, distribution, and servicing fees. Administrative, distribution, and servicing fees in the second quarter of 2021 were $142.1 million, an increase of $20.5 million, or 16.9%, from the comparable 2020 quarter. For the six months ended June 30, 2021, these fees were $281.1 million, an increase of $24.7 million, or 9.6%, from the 2020 period. The increase was primarily due to higher transfer agent servicing activities provided to the U.S. mutual funds, higher model delivery revenue, as well as higher 12b-1 revenue earned on the Advisor and R share classes of the U.S. mutual funds as a result of increased assets under management in these share classes. The increase in 12b-1 revenue is offset entirely by an increase in the costs paid to third-party intermediaries that source these assets and are reported in distribution and servicing expense.

Our net revenues reflect the elimination of advisory and administrative fee revenue earned from our consolidated
T. Rowe Price investment products. The corresponding expenses recognized by these products, and consolidated in our financial statements, were also eliminated from operating expenses. For the second quarter, we eliminated net revenue of $1.1 million in 2021 and $2.1 million in 2020.

Operating expenses

	Three months ended		Q2 2021 vs. Q2 2020		Six months ended		YTD 2021 vs. YTD 2020
(in millions)	6/30/2021	6/30/2020	$ change	% change	6/30/2021	6/30/2020	$ change	% change
Compensation and related costs, excluding supplemental savings plan	$566.1	$474.6	$91.5	19.3%	$1,127.4	$979.0	$148.4	15.2%
Supplemental savings plan(1)	37.7	74.4	(36.7)	n/m	59.9	10.7	$49.2	459.8%
Total compensation and related costs	603.8	549.0	54.8	10.0%	1,187.3	989.7	197.6	20.0%
Distribution and servicing	92.7	62.0	30.7	49.5%	178.3	127.7	50.6	39.6%
Advertising and promotion	20.4	13.4	7.0	52.2%	39.3	38.3	1.0	2.6%
Product and recordkeeping related costs	43.3	39.6	3.7	9.3%	84.3	81.2	3.1	3.8%
Technology, occupancy, and facility costs	119.3	111.3	8.0	7.2%	236.6	216.7	19.9	9.2%
General, administrative, and other	91.7	86.4	5.3	6.1%	179.0	163.5	15.5	9.5%
Total operating expenses	$971.2	$861.7	$109.5	12.7%	$1,904.8	$1,617.1	$287.7	17.8%
(1) The impact of the market on the supplemental savings plan liability drives the expense recognized each period.

Compensation and related costs, excluding supplemental savings plan. Compensation and related costs, excluding supplemental savings plan, were $566.1 million in the second quarter of 2021, an increase of $91.5 million, or 19.3%, compared to the 2020 quarter. The increase from the 2020 quarter was primarily due to a $54.3 million increase in our interim accrual for annual variable compensation, primarily bonus compensation. We recognize the interim bonus accrual ratably over the year using the ratio of recognized quarterly net revenues to currently forecasted annual net revenues. Also contributing to the increase in 2021 costs compared to the second quarter of 2020 was a $35.9 million increase in salaries and benefits due to a 3.3% increase in our average staff size and modest increases in base salaries at the beginning of the year.

For the six months ended June 30, 2021, compensation and related costs, excluding supplemental savings plan, were $1,127.4 million , an increase of $148.4 million, or 15.2%, compared to the 2020 period. The increase in compensation and related costs from the 2020 period was primarily due to a $90.6 million increase in our interim bonus accrual for annual variable compensation, primarily bonus compensation. Also contributing to the increase in costs compared to 2020 was a $58.6 million increase in salaries and benefits due to a 3.4% increase in our average staff size and modest increases in base salaries at the beginning of 2021. These increases in compensation and related costs were offset in part by $11.8 million in higher labor capitalization related to internally developed software in 2021 period.

Distribution and servicing. Distribution and servicing costs were $92.7 million for the second quarter of 2021, an increase of 49.5% from the $62.0 million recognized in the 2020 quarter. For the six months ended June 30, 2021, these costs were $178.3 million, an increase of 39.6% over the $127.7 million recognized in the comparable 2020 period. The increase is primarily driven by higher distribution costs as a result of continued inflows and market appreciation in our international products, including our Japanese Investment Trusts (ITMs), and SICAVs.

The amounts paid to third-party intermediaries that source the assets of certain share classes of our U.S. mutual funds and our international products, such as our Japanese ITMs and SICAVs, are recognized in the distribution and servicing expense category. Both of these costs are offset entirely by the revenue we earn and report in net revenues: 12b-1 revenue recognized in administrative, distribution, and servicing fees for the U.S. mutual funds and investment advisory fee revenue for our international products.

Advertising and promotion. Advertising and promotion costs were $20.4 million in the second quarter of 2021, an increase of $7.0 million, or 52.2%, compared to the $13.4 million recognized in the 2020 quarter. For the six months ended June 30, 2021, these costs were $39.3 million, an increase of $1.0 million, or 2.6%, compared to the 2020 period. The increase in both the second quarter and six months ended June 30, 2021 was driven primarily by the timing of media-related spend related to the launch of our new marketing campaign to promote the firm's target date solutions, along with lower spending in 2020 due to the impact of the coronavirus pandemic.
Technology, occupancy, and facility costs. Technology, occupancy, and facility costs were $119.3 million in the second quarter of 2021, an increase of $8.0 million, or 7.2%, compared to the $111.3 million recognized in the 2020 quarter. For the six months ended June 30, 2021, these costs were $236.6 million, an increase of $19.9 million, or

9.2%, compared to the 2020 period. The increase is due primarily to the ongoing investment in our technology capabilities, including hosted solution licenses and depreciation, and higher facility-related costs.

General, administrative, and other. General, administrative, and other expenses were $91.7 million in the second quarter of 2021, an increase of $5.3 million, or 6.1%, compared to the $86.4 million recognized in the 2020 quarter. For the six months ended June 30, 2021, general, administrative, and other expenses were $179.0 million, an increase of $15.5 million, or 9.5%, compared to the 2020 period. Higher information services, professional fees and research costs were primary contributors to the higher costs in 2021 as compared to 2020. Additionally, travel-related expenses were nearly flat in the second quarter of 2021 compared to the second quarter of 2020 and were lower compared to the six months ended June 30, 2020, due to the impact of the coronavirus pandemic.

Non-operating income (loss)

Non-operating income for the second quarter of 2021 was $143.9 million, a decrease of $271.2 million from non-operating income of $415.1 million in the 2020 quarter. For the six months ended June 30, 2021, non-operating income was $246.0 million, an increase of $331.2 million from a non-operating loss of $85.2 million in the comparable 2020 period. The following table details the components of non-operating income (loss) for both the second quarter and six months ended June 30, 2021 and 2020.

	Three months ended		Six months ended
(in millions)	6/30/2021	6/30/2020	6/30/2021	6/30/2020
Net gains (losses) from non-consolidated T. Rowe Price investment products
Cash and discretionary investments
Dividend income	$4.9	$5.0	$10.0	$15.4
Market related gains and equity in earnings	12.9	80.8	21.5	9.2
Total cash and discretionary investments	17.8	85.8	31.5	24.6
Seed capital investments
Dividend income	—	.5	.1	1.2
Market related gains (losses) and equity in earnings (losses)	17.5	28.1	29.4	(6.0)
Net gains recognized upon deconsolidation	—	—	2.6	.1
Investments used to hedge the supplemental savings plan liability	37.1	64.4	59.2	(4.1)
Total net gains from non-consolidated T. Rowe Price investment products	72.4	178.8	122.8	15.8
Other investment income (loss)	15.3	(8.2)	33.5	.2
Net gains on investments	87.7	170.6	156.3	16.0
Net gains (losses) on consolidated sponsored investment portfolios	55.5	242.4	92.7	(87.9)
Other income (loss), including foreign currency gains and losses	.7	2.1	(3.0)	(13.3)
Non-operating income (loss)	$143.9	$415.1	$246.0	$(85.2)

The significant investment portfolio gains in the second quarter of 2020, which reflected the sharp market recovery following the significant losses experienced in the first quarter of 2020, outperformed the investment gains in the second quarter of 2021 and drove the decrease in non-operating income. Our consolidated investment products and supplemental savings plan hedge portfolio comprised nearly two-thirds of the net gains recognized during the second quarter of 2021.

Despite the sharp market recovery in the second quarter of 2020, our investment portfolio for the six months ended June 30, 2021 outperformed the same period in 2020 as a result of the significant market losses experienced in the first quarter of 2020. Our consolidated investment products and supplemental savings plan hedge portfolio comprised just over 60% of the net gains recognized during the six months ended June 30, 2021.

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

	Three months ended		Six months ended
(in millions)	6/30/2021	6/30/2020	6/30/2021	6/30/2020
Operating expenses reflected in net operating income	$(2.8)	$(3.6)	$(6.3)	$(7.3)
Net investment income (loss) reflected in non-operating income	55.5	242.4	92.7	(87.9)
Impact on income before taxes	$52.7	$238.8	$86.4	$(95.2)

Net income (loss) attributable to our interest in the consolidated T. Rowe Price investment products	$25.7	$113.3	$44.0	$(44.2)
Net income (loss) attributable to redeemable non-controlling interests (unrelated third-party investors)	27.0	125.5	42.4	(51.0)
	$52.7	$238.8	$86.4	$(95.2)

Provision for income taxes

Our effective tax rate for the second quarter of 2021 was 23.5%, compared with 24.8% in the 2020 quarter. The effective tax rate for the second quarter of 2021 as compared to the second quarter of 2020 was favorably impacted by a discrete remeasurement of deferred tax assets as a result of an increase in the corporate income tax rate in the United Kingdom.

Our effective tax rate for the six months ended June 30, 2021 was 23.4%, compared with 23.9% in the 2020 period. The year-to-date 2021 effective tax rate was lower than the 2020 period primarily due to a lower state effective tax rate and higher net gains attributable to redeemable non-controlling interests held in our consolidated investment products. These benefits were partially offset by lower discrete tax benefits associated with the settlement of stock-based awards.

The following table reconciles the statutory federal income tax rate to our effective tax rate for both the three- and six- months ended June 30, 2021 and 2020:

	Three months ended		Six months ended
	6/30/2021	6/30/2020	6/30/2021	6/30/2020
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes for current year, net of federal income tax benefits(1)	3.7	3.7	3.7	4.2
Net (income) losses attributable to redeemable non-controlling interests	(.1)	(.3)	(.3)	.3
Net excess tax benefits from stock-based compensation plans activity	(.6)	(.4)	(.9)	(1.7)
Other items	(.5)	.8	(.1)	.1
Effective income tax rate	23.5%	24.8%	23.4%	23.9%
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

The non-GAAP tax rate primarily adjusts for the impact of the consolidated investment products, including the net income attributable to the redeemable non-controlling interests. Our non-GAAP effective tax rate was 23.4% in the second quarter of 2021 compared with 24.8% in second quarter of 2020, and was 23.5% for the six months ended June 30, 2021 compared with 23.8% for the six months ended June 30, 2020. The non-GAAP effective tax rate for the second quarter of 2021 was favorably impacted by a discrete remeasurement of deferred tax assets as a result of an increase in the corporate income tax rate in the United Kingdom. The non-GAAP effective tax rate for the six months ended June 30, 2021 was favorably impacted by a lower state effective tax rate, partially offset by lower discrete tax benefits associated with the settlement of stock-based awards in the second quarter of 2021.

The firm continues to see the phased-in benefit of the 2018 Maryland state tax legislation in which we expect to reduce our effective state rate over the five-year phase-in period to less than 3% by the end of 2022.

We currently estimate that our effective tax rate for the full year 2021, on a GAAP and non-GAAP basis, will be in the range of 22.5% to 24.5%.

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

The following schedules reconcile certain U.S. GAAP financial measures for the three months ended
June 30, 2021 and 2020.

	Three months ended 6/30/2021
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(4)	Net income attributable to T. Rowe Price	Diluted earnings per share(5)
U.S. GAAP Basis	$971.2	$958.1	$143.9	$259.3	$815.7	$3.46
Non-GAAP adjustments:
Consolidated T. Rowe Price investment products(1)	(1.7)	2.8	(55.5)	(9.6)	(16.1)	(.09)
Supplemental savings plan liability(2)	(37.7)	37.7	(37.1)	.2	.4	—
Other non-operating income(3)	—	—	(33.5)	(12.5)	(21.0)	(.06)
Adjusted Non-GAAP Basis	$931.8	$998.6	$17.8	$237.4	$779.0	$3.31

	Three months ended 6/30/2020
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(4)	Net income attributable to T. Rowe Price	Diluted earnings per share(5)
U.S. GAAP Basis	$861.7	$553.7	$415.1	$240.3	$603.0	$2.55
Non-GAAP adjustments:
Consolidated T. Rowe Price investment products(1)	(1.5)	3.6	(242.4)	(54.4)	(58.9)	(.25)
Supplemental savings plan liability(2)	(74.4)	74.4	(64.4)	3.4	6.6	.03
Other non-operating income(3)	—	—	(22.5)	(11.4)	(11.1)	(.04)
Adjusted Non-GAAP Basis	$785.8	$631.7	$85.8	$177.9	$539.6	$2.29

The following schedules reconcile certain U.S. GAAP financial measures for the six months ended June 30, 2021 and 2020.

	Six months ended 6/30/2021
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(4)	Net income attributable to T. Rowe Price	Diluted earnings per share(5)
U.S. GAAP Basis	$1,904.8	$1,851.3	$246.0	$489.8	$1,565.1	$6.63
Non-GAAP adjustments:
Consolidated T. Rowe Price investment products(1)	(3.9)	6.3	(92.7)	(13.4)	(30.6)	(.14)
Supplemental savings plan liability(2)	(59.9)	59.9	(59.2)	.2	.5	—
Other non-operating income(3)	—	—	(62.6)	(18.6)	(44.0)	(.17)
Adjusted Non-GAAP Basis	$1,841.0	$1,917.5	$31.5	$458.0	$1,491.0	$6.32

	Six months ended 6/30/2020
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(4)	Net income attributable to T. Rowe Price	Diluted earnings per share(5)
U.S. GAAP Basis	$1,617.1	$1,260.9	$(85.2)	$280.6	$946.1	$3.95
Non-GAAP adjustments:
Consolidated T. Rowe Price investment products(1)	(2.7)	7.3	87.9	16.7	27.5	.11
Supplemental savings plan liability(2)	(10.7)	10.7	4.1	5.6	9.2	.04
Other non-operating income(3)	—	—	17.8	6.7	11.1	.05
Adjusted Non-GAAP Basis	$1,603.7	$1,278.9	$24.6	$309.6	$993.9	$4.15

(1)    These non-GAAP adjustments remove the impact that the consolidated T. Rowe Price investment products have on our U.S. GAAP consolidated statements of income. Specifically, we add back the operating expenses and subtract the investment income of the consolidated T. Rowe Price investment products. The adjustment to our operating expenses represents the operating expenses of the consolidated products, net of the elimination of related management and administrative fees. The adjustment to net income attributable to T. Rowe Price represents the net income of the consolidated products, net of redeemable non-controlling interest. We remove the impact of the consolidated T. Rowe Price investment products as we believe they impact the reader’s ability to understand our core operating results.

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

(4)    The income tax impacts were calculated in order to achieve an overall non-GAAP effective tax rate of 23.5% for the first half of 2021 and 23.8% for the first half of 2020. As such, the non-GAAP effective tax rate for the second quarter was 23.4% for 2021 and 24.8% for 2020. We estimate that our effective tax rate for the full-year 2021 on a non-GAAP basis will be in the range of 22.5% to 24.5%.

(5)    This non-GAAP measure was calculated by applying the two-class method to adjusted net income attributable to T. Rowe Price divided by the weighted-average common shares outstanding assuming dilution. The calculation of adjusted net income allocated to common stockholders is as follows:

	Three months ended		Six months ended
	6/30/2021	6/30/2020	6/30/2021	6/30/2020
Adjusted net income attributable to T. Rowe Price	$779.0	$539.6	$1,491.0	$993.9
Less: adjusted net income allocated to outstanding restricted stock and stock unit holders	21.3	15.0	40.1	27.4
Adjusted net income allocated to common stockholders	$757.7	$524.6	$1,450.9	$966.5

CAPITAL RESOURCES AND LIQUIDITY.

Sources of Liquidity
We remain debt-free with ample liquidity, including cash and investments in T. Rowe Price products, as follows:

(in millions)	6/30/2021	12/31/2020
Cash and cash equivalents	$3,514.9	$2,151.7
Discretionary investments	1,953.4	2,095.7
Total cash and discretionary investments	5,468.3	4,247.4
Redeemable seed capital investments	1,211.1	1,219.1
Investments used to hedge the supplemental savings plan liability	802.8	768.1
Total cash and investments in T. Rowe Price products	$7,482.2	$6,234.6

Our discretionary investment portfolio is comprised primarily of short duration bond funds, which typically yield higher than money market rates, and asset allocation products. Cash and discretionary investments returned gains of $17.8 million and $31.5 million in the three- and six- months ended June 30, 2021, respectively, as compared to investment gains of $85.8 million and $24.6 million in the three- and six- months ended June 30, 2020. Cash and discretionary investments in T. Rowe Price products held by our subsidiaries outside the United States were $871.1 million at June 30, 2021 and $675.8 million at December 31, 2020. Given the availability of our financial resources and cash expected to be generated through future operations, we do not maintain an available external source of additional liquidity.

Our seed capital investments are redeemable, although we generally expect to be invested for several years for the products to build an investment performance history and until unrelated third-party investors substantially reduce our relative ownership percentage.

The cash and investment presentation on the unaudited condensed consolidated balance sheet is based on the accounting treatment for the cash equivalent or investment item. The following table details how T. Rowe Price’s interests in cash and investments relate to where they are presented on the unaudited condensed consolidated balance sheet as of June 30, 2021.

(in millions)	Cash and cash equivalents	Investments	Net assets of consolidated T. Rowe Price investment products(1)	6/30/2021
Cash and discretionary investments	$3,514.9	$1,898.4	$55.0	$5,468.3
Seed capital investments	—	509.6	701.5	1,211.1
Investments used to hedge the supplemental savings plan liability	—	802.8	—	802.8
Total cash and investments in T. Rowe Price products attributable to T. Rowe Price	3,514.9	3,210.8	756.5	7,482.2
Investment in UTI and other investments	—	263.1	—	263.1
Total cash and investments attributable to T. Rowe Price	3,514.9	3,473.9	756.5	7,745.3
Redeemable non-controlling interests	—	—	880.4	880.4
As reported on unaudited condensed consolidated balance sheet at June 30, 2021	$3,514.9	$3,473.9	$1,636.9	$8,625.7
(1) The consolidated T. Rowe Price investment products are generally those products we provided seed capital at the time of their formation and we have a controlling interest. These products generally represent U.S. mutual funds as well as those funds regulated outside the U.S.     The $55.0 million and the $701.5 million represent the total value at June 30, 2021 of our interest in the consolidated T. Rowe Price investment products. The total net assets of the T. Rowe Price investment products at June 30, 2021 of $1,636.9 million includes assets of $1,667.9 million, less liabilities of $31.0 million as reflected in our unaudited condensed consolidated balance sheets.

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

Uses of Liquidity

We increased our quarterly recurring dividend per common share in February 2021 by 20.0% to $1.08 per common share from $.90 per common share. Additionally, our Board of Directors declared a special cash dividend of $3.00 per common share, or $699.8 million, on June 14, 2021, that was paid on July 7, 2021. Further, we expended $.3 billion in the first half of 2021 to repurchase 1.9 million shares, or 0.8%, of our outstanding common stock at an average price of $166.57 per share. These dividends and repurchases were expended using existing cash balances and cash generated from operations. While opportunistic in our approach to stock buybacks, we will generally repurchase our common stock over time to offset the dilution created by our equity-based compensation plans.

Since the end of 2018, we have returned $5.0 billion to stockholders through stock repurchases, regular quarterly dividends, and special dividends, as follows:

(in millions)	Recurring dividend	Special dividend(1)	Stock repurchases	Total cash returned to stockholders
2019	$733.6	$—	$708.8	$1,442.4
2020	846.0	—	1,192.2	2,038.2
Six months ended 6/30/2021	504.3	699.8	308.9	1,513.0
Total	$2,083.9	$699.8	$2,209.9	$4,993.6
(1) Special cash dividend declared in June 2021 was paid in July 2021.

We anticipate property, equipment and other capital expenditures, including internal labor capitalization, for the full-year 2021 to be about $265 million, of which more than three-quarters is planned for technology initiatives. We expect to fund our anticipated capital expenditures with operating cash flows and other available resources.

Cash Flows

The following table summarizes the cash flows for the six months ended June 30, 2021 and 2020, that are attributable to T. Rowe Price, our consolidated T. Rowe Price investment products, and the related eliminations required in preparing the statement.

	Six months ended
	6/30/2021				6/30/2020
(in millions)	Cash flow attributable to T. Rowe Price	Cash flow attributable to consolidated T. Rowe Price investment products	Elims	As reported	Cash flow attributable to T. Rowe Price	Cash flow attributable to consolidated T. Rowe Price investment products	Elims	As reported
Cash flows from operating activities
Net income	$1,565.1	$86.4	$(44.0)	$1,607.5	$946.1	$(95.2)	$44.2	$895.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	99.4	—	—	99.4	94.3	—	—	94.3
Stock-based compensation expense	113.9	—	—	113.9	111.6	—	—	111.6
Net (gains) losses recognized on investments	(184.9)	—	44.0	(140.9)	47.6	—	(44.2)	3.4
Net (investments) redemptions in T. Rowe Price investment products used to economically hedge supplemental savings plan liability	21.9	—	—	21.9	(10.0)	—	—	(10.0)
Net change in trading securities held by consolidated T. Rowe Price investment products		(253.4)	—	(253.4)	—	40.8	—	40.8
Other changes in assets and liabilities	409.8	(55.9)	(.3)	353.6	501.1	5.4	(1.0)	505.5
Net cash provided by (used in) operating activities	2,025.2	(222.9)	(.3)	1,802.0	1,690.7	(49.0)	(1.0)	1,640.7
Net cash provided by (used in) investing activities	129.8	(44.2)	(79.9)	5.7	(15.6)	(9.2)	27.2	2.4
Net cash provided by (used in) financing activities	(791.8)	218.9	80.2	(492.7)	(1,398.8)	113.9	(26.2)	(1,311.1)
Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	—	(.5)	—	(.5)	—	(7.4)	—	(7.4)
Net change in cash and cash equivalents during period	1,363.2	(48.7)	—	1,314.5	276.3	48.3	—	324.6
Cash and cash equivalents at beginning of year	2,151.7	104.8	—	2,256.5	1,781.8	76.5	—	1,858.3
Cash and cash equivalents at end of period	$3,514.9	$56.1	$—	$3,571.0	$2,058.1	$124.8	$—	$2,182.9

Operating Activities
Operating activities attributable to T. Rowe Price during the first half of 2021 provided cash flows of $2,025.2 million as compared to $1,690.7 million during the first half of 2020. Operating cash flows attributable to T. Rowe Price increased $334.5 million, including a $619.0 million increase in net income from the first half of 2020. This increase was partially offset by timing differences on the cash settlement of our assets and liabilities of $91.3 million and $225.1 million in lower non-cash adjustments, including unrealized investment gains/losses, depreciation, and stock-based compensation expense. The non-cash adjustments were primarily driven by a $232.5 million increase in net investment gains in the first half of 2021 compared with net investment losses in the first half of 2020. Additionally, in 2021, we had net proceeds of $21.9 million from certain investment products that economically hedge our supplemental savings plan liability, while we had net investments of $10.0 million in the same period of 2020. Our interim operating cash flows do not include the cash impact of variable compensation that is accrued throughout the year before being substantially paid out in December. The remaining change in reported cash flows from operating activities was attributable to the net change in trading securities held in our consolidated investment products’ underlying portfolios.

Investing Activities
Net cash provided by investing activities that are attributable to T. Rowe Price totaled $129.8 million in the first half of 2021 compared with $15.6 million of cash used by investing activities in the 2020 period. During 2021, we decreased the level of seed capital provided by $107.1 million. We eliminate our seed capital in those T. Rowe Price investment products we consolidate in preparing our unaudited condensed consolidated statement of cash flows. Further increasing the cash provided by investing activities were higher net proceeds from the sale of certain of our discretionary investments of $160.1 million compared to net proceeds of $110.8 million during 2020. Partially offsetting these increases were increased property and equipment expenditures of $16.5 million. The remaining $35.0 million change in reported cash flows from investing activities is related to the net cash removed from our balance sheet from consolidating and deconsolidating investment products.

Financing Activities
Net cash used in financing activities attributable to T. Rowe Price were $791.8 million in the first half of 2021 compared with $1,398.8 million in the 2020 period. During the first half of 2021, we used $308.9 million to repurchase 1.9 million shares compared to $1.0 billion to repurchase 9.6 million shares in the first half of 2020. Partially offsetting this decrease in cash used for financing activities was a $79.4 million increase in dividends paid in 2021 as a result of an 20.0% increase in our quarterly dividend per share. Our 2021 net cash used in financing activities does not reflect the $3 per share special cash dividend declared by our Board of Directors in June 2021 as it was not paid until early July 2021. The remaining change in reported cash flows from financing activities is primarily attributable to a $211.4 million increase in net subscriptions received from redeemable non-controlling interest holders of our consolidated investment products during the first half of 2021 compared to the 2020 period.

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

FORWARD-LOOKING INFORMATION.

From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this report, may contain certain forward-looking information, including information or anticipated information relating to: our revenues, net income, and earnings per share on common stock; changes in the amount and composition of our assets under management; our expense levels; our tax rate; and our expectations regarding financial markets, strategic transactions, dividends, stock repurchases, investments, new products and services, capital expenditures, changes in our effective fee rate, the impact of the coronavirus pandemic, and other market conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A, Risk Factors, included in our Form 10-K Annual Report for 2020. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

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

Item 4.Controls and Procedures.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of June 30, 2021, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the second quarter of 2021, and has concluded that there was no change during the second quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

For information about our legal proceedings, please see our Commitments and Contingencies footnote to our unaudited condensed consolidated financial statements in Part 1. of this Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes in the information provided in Item 1A of our Form 10-K Annual Report for 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchase activity during the second quarter of 2021 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April	116,410	$175.28	113,291	19,724,556
May	19,497	$184.65	—	19,724,556
June	124,302	$192.51	111,766	19,612,790
Total	260,209	$184.21	225,057

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorization, outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options, and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the second quarter of 2021, 35,152 were related to shares surrendered in connection with employee stock option exercises and no shares were withheld to cover tax withholdings associated with the vesting of restricted stock awards.

The following table details the changes in and status of the Board of Directors’ outstanding publicly announced board authorizations.

Authorization Dates	1/1/2021	Total Number of Shares Purchased	Maximum Number of Shares that May Yet Be Purchased at 3/31/2021
February 2019	4,837,847	(225,057)	4,612,790
March 2020	15,000,000	—	15,000,000
	19,837,847	(225,057)	19,612,790

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

On July 29, 2021, we issued an earnings release reporting our results of operations for the second quarter of 2021. A copy of that earnings release is furnished herewith as Exhibit 99.1. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

Item 6. Exhibits.

The following exhibits required by Item 601 of Regulation S-K are furnished herewith.

3(i)	Charter of T. Rowe Price Group, Inc., as reflected by Articles of Restatement dated June 20, 2018. (Incorporated by reference from Form 10-Q Quarterly Report filed on July 25, 2018.)

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of February 9, 2021. (Incorporated by reference from Form 10-K Annual Report filed on February 11, 2021.)

15	Report from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99.1	Earnings release issued July 29, 2021, reporting our results of operations for the second quarter of 2021.

101	The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s unaudited condensed consolidated interim financial statements and notes that are included in this Form 10-Q Report.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 29, 2021.
T. Rowe Price Group, Inc.

By:    /s/ Céline S. Dufétel
        Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer