Form 10-Q
period 2021-09-30
PRICE T ROWE GROUP INC
filed 2021-10-28
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date,
October 25, 2021, is 224,751,344.
The exhibit index is at Item 6 on page 40.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	9/30/2021	12/31/2020
ASSETS
Cash and cash equivalents	$3,418.5	$2,151.7
Accounts receivable and accrued revenue	941.6	863.1
Investments	3,330.3	3,250.8
Assets of consolidated T. Rowe Price investment products ($1,837.1 million at September 30, 2021 and $2,497.4 million at December 31, 2020, related to variable interest entities)	2,026.7	2,695.5
Operating lease assets	106.2	117.6
Property and equipment, net	719.1	695.4
Goodwill	665.7	665.7
Other assets	242.6	219.2
Total assets	$11,450.7	$10,659.0

LIABILITIES
Accounts payable and accrued expenses	$309.8	$187.7
Liabilities of consolidated T. Rowe Price investment products ($62.3 million at September 30, 2021 and $47.7 million at December 31, 2020, related to variable interest entities)	92.1	57.7
Operating lease liabilities	142.1	154.1
Accrued compensation and related costs	697.5	133.6
Income taxes payable	60.7	85.0
Supplemental savings plan liability	799.8	772.2
Total liabilities	2,102.0	1,390.3

Commitments and contingent liabilities

Redeemable non-controlling interests	1,086.6	1,561.7

STOCKHOLDERS’ EQUITY
Preferred stock, undesignated, $.20 par value – authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value—authorized 750,000,000; issued 226,217,000 shares at September 30, 2021 and 227,965,000 at December 31, 2020	45.2	45.6
Additional capital in excess of par value	654.6	654.6
Retained earnings	7,591.7	7,029.8
Accumulated other comprehensive loss	(29.4)	(23.0)
Total permanent stockholders’ equity	8,262.1	7,707.0
Total liabilities, redeemable non-controlling interests, and permanent stockholders’ equity	$11,450.7	$10,659.0
The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended		Nine months ended
	9/30/2021	9/30/2020	9/30/2021	9/30/2020
Revenues
Investment advisory fees	$1,813.4	$1,469.3	$5,288.4	$4,090.9
Administrative, distribution, and servicing fees	140.7	126.5	421.8	382.9
Net revenues	1,954.1	1,595.8	5,710.2	4,473.8

Operating expenses
Compensation and related costs	564.6	552.3	1,751.9	1,542.0
Distribution and servicing	96.0	73.5	274.3	201.2
Advertising and promotion	22.1	14.2	61.4	52.5
Product and recordkeeping related costs	70.3	36.8	154.6	118.0
Technology, occupancy, and facility costs	123.1	115.6	359.7	332.3
General, administrative, and other	81.8	74.5	260.8	238.0
Total operating expenses	957.9	866.9	2,862.7	2,484.0

Net operating income	996.2	728.9	2,847.5	1,989.8

Non-operating income (loss)
Net gains on investments	8.7	84.6	165.0	100.6
Net gains (losses) on consolidated investment products	(17.1)	101.2	75.7	13.3
Other income (loss)	(3.1)	5.8	(6.2)	(7.5)
Total non-operating income	(11.5)	191.6	234.5	106.4

Income before income taxes	984.7	920.5	3,082.0	2,096.2
Provision for income taxes	227.3	221.9	717.1	502.5
Net income	757.4	698.6	2,364.9	1,593.7
Less: net income (loss) attributable to redeemable non-controlling interests	(19.8)	55.4	22.6	4.4
Net income attributable to T. Rowe Price	$777.2	$643.2	$2,342.3	$1,589.3

Earnings per share on common stock of T. Rowe Price
Basic	$3.34	$2.75	$10.04	$6.73
Diluted	$3.31	$2.73	$9.94	$6.66

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three months ended		Nine months ended
	9/30/2021	9/30/2020	9/30/2021	9/30/2020
Net income	$757.4	$698.6	$2,364.9	$1,593.7
Other comprehensive income (loss)
Currency translation adjustments
Consolidated T. Rowe Price investment products - variable interest entities	(17.2)	33.4	(30.0)	24.2
Reclassification gains recognized in non-operating income upon deconsolidation of certain T. Rowe Price investment products	—	—	(2.6)	(.1)
Total currency translation adjustments of consolidated T. Rowe Price investment products - variable interest entities	(17.2)	33.4	(32.6)	24.1
Equity method investments	3.5	.1	2.4	(9.4)
Other comprehensive income (loss) before income taxes	(13.7)	33.5	(30.2)	14.7
Net deferred tax (expense) benefits	.8	(3.2)	3.6	(.5)
Total other comprehensive income (loss)	(12.9)	30.3	(26.6)	14.2

Total comprehensive income	744.5	728.9	2,338.3	1,607.9
Less: comprehensive income (loss) attributable to redeemable non-controlling interests	(32.0)	76.2	2.4	18.3
Total comprehensive income attributable to T. Rowe Price	$776.5	$652.7	$2,335.9	$1,589.6

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine months ended
	9/30/2021	9/30/2020
Cash flows from operating activities
Net income	$2,364.9	$1,593.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	151.1	144.0
Stock-based compensation expense	166.3	164.5
Net gains recognized on investments	(144.4)	(75.3)
Net (investments) redemptions in T. Rowe Price investment products used to economically hedge supplemental savings plan liability	28.1	(19.1)
Net change in securities held by consolidated T. Rowe Price investment products	(5.3)	(350.8)
Other changes in assets and liabilities	530.0	459.9
Net cash provided by operating activities	3,090.7	1,916.9

Cash flows from investing activities
Purchases of T. Rowe Price investment products	(47.3)	(240.3)
Dispositions of T. Rowe Price investment products	285.4	381.9
Net cash of T. Rowe Price investment products on deconsolidation	(15.6)	(49.1)
Additions to property and equipment	(178.7)	(155.4)
Other investing activity	13.8	9.8
Net cash provided by (used in) investing activities	57.6	(53.1)

Cash flows from financing activities
Repurchases of common stock	(493.1)	(1,158.5)
Common share issuances under stock-based compensation plans	33.3	76.2
Dividends paid to common stockholders of T. Rowe Price	(1,454.0)	(635.7)
Net subscriptions received from redeemable non-controlling interest holders	22.7	298.7
Net cash used in financing activities	(1,891.1)	(1,419.3)

Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	(3.6)	3.4

Net change in cash and cash equivalents during period	1,253.6	447.9
Cash and cash equivalents at beginning of period, including $104.8 million at December 31, 2020, and $76.5 million at December 31, 2019, held by consolidated T. Rowe Price investment products	2,256.5	1,858.3
Cash and cash equivalents at end of period, including $91.6 million at September 30, 2021, and $78.0 million at September 30, 2020, held by consolidated T. Rowe Price investment products	$3,510.1	$2,306.2

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Three months ended 9/30/2021
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity	Redeemable non-controlling interests
Balances at June 30, 2021	226,925	$45.4	$673.7	$7,202.6	$(28.7)	$7,893.0	$880.4
Net income	—	—	—	777.2	—	777.2	(19.8)
Other comprehensive income (loss), net of tax	—	—	—	—	(.7)	(.7)	(12.2)
Dividends declared ($1.08 per share)	—	—	—	(250.7)	—	(250.7)	—
Shares issued upon option exercises	321	—	9.0	—	—	9.0	—
Net shares issued upon vesting of restricted stock units	5	—	(.5)	—	—	(.5)	—
Stock-based compensation expense	—	—	52.3	—	—	52.3	—
Restricted stock units issued as dividend equivalents	—	—	.4	(.2)	—	.2	—
Common shares repurchased	(1,034)	(.2)	(80.3)	(137.2)	—	(217.7)	—
Net redemptions from T. Rowe Price investment products	—	—	—	—	—	—	(292.8)
Net consolidations of T. Rowe Price investment products	—	—	—	—	—	—	531.0
Balances at September 30, 2021	226,217	$45.2	$654.6	$7,591.7	$(29.4)	$8,262.1	$1,086.6

	Three months ended 9/30/2020
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity	Redeemable non-controlling interests
Balances at June 30, 2020	226,990	$45.4	$654.6	$6,102.9	$(52.2)	$6,750.7	$1,090.1
Net income	—	—	—	643.2	—	643.2	55.4
Other comprehensive income (loss), net of tax	—	—	—	—	9.5	9.5	20.8
Dividends declared ($0.90 per share)	—	—	—	(210.2)	—	(210.2)	—
Shares issued upon option exercises	492	.1	25.9	—	—	26.0	—
Net shares issued upon vesting of restricted stock units	17	—	(1.6)	—	—	(1.6)	—
Stock-based compensation expense	—	—	52.8	—	—	52.8	—
Restricted stock units issued as dividend equivalents	—	—	.1	(.1)	—	—	—
Common shares repurchased	(1,124)	(.2)	(77.2)	(64.5)	—	(141.9)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	217.9
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	(44.0)
Balances at September 30, 2020	226,375	$45.3	$654.6	$6,471.3	$(42.7)	$7,128.5	$1,340.2

(1) Accumulated other comprehensive income.

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Nine months ended 9/30/2021
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2020	227,965	$45.6	$654.6	$7,029.8	$(23.0)	$7,707.0	$1,561.7
Net income	—	—	—	2,342.3	—	2,342.3	22.6
Other comprehensive income (loss), net of tax	—	—	—	—	(6.4)	(6.4)	(20.2)
Dividends declared ($3.24 per share)	—	—	—	(754.8)	—	(754.8)	—
Special cash dividend declared ($3.00 per share)	—	—	—	(699.5)	—	(699.5)	—
Shares issued upon option exercises	1,083	.2	38.6	—	—	38.8	—
Restricted shares issued, net of shares withheld for taxes	4	—	—	—	—	—	—
Net shares issued upon vesting of restricted stock units	54	—	(4.8)	—	—	(4.8)	—
Stock-based compensation expense	—	—	166.2	—	—	166.2	—
Restricted stock units issued as dividend equivalents	—	—	.6	(.7)	—	(.1)	—
Common shares repurchased	(2,889)	(.6)	(200.6)	(325.4)	—	(526.6)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	6.1
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	(483.6)
Balances at September 30, 2021	226,217	$45.2	$654.6	$7,591.7	$(29.4)	$8,262.1	$1,086.6

	Nine months ended 9/30/2020
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2019	235,214	$47.0	$654.6	$6,443.5	$(43.0)	$7,102.1	$1,121.0
Net income	—	—	—	1,589.3	—	1,589.3	4.4
Other comprehensive income (loss), net of tax	—	—	—	—	.3	.3	13.9
Dividends declared ($2.70 per share)	—	—	—	(635.3)	—	(635.3)	—
Shares issued upon option exercises	1,856	.4	82.8	—	—	83.2	—
Restricted shares issued, net of shares withheld for taxes	8	—	—	—	—	—	—
Net shares issued upon vesting of restricted stock units	60	—	(4.8)	—	—	(4.8)	—
Forfeiture of restricted awards	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	164.3	—	—	164.3	—
Restricted stock units issued as dividend equivalents	—	—	.2	(.2)	—	—	—
Common shares repurchased	(10,763)	(2.1)	(242.5)	(926.0)	—	(1,170.6)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	307.8
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	(106.9)
Balances at September 30, 2020	226,375	$45.3	$654.6	$6,471.3	$(42.7)	$7,128.5	$1,340.2
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

NOTE 2 – INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Revenues earned under agreements with clients include:

	Three months ended 9/30/2021				Three months ended 9/30/2020
		Administrative, distribution, and servicing fees				Administrative, distribution, and servicing fees
(in millions)	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues
U.S. mutual funds	$1,125.5	$82.6	$30.9	$1,239.0	$939.5	$72.4	$28.5	$1,040.4
Subadvised funds, separate accounts, collective investment trusts, and other investment products	687.9	—	—	687.9	529.8	—	—	529.8
Other clients(1)	—	27.2	—	27.2	—	25.6	—	25.6
	$1,813.4	$109.8	$30.9	$1,954.1	$1,469.3	$98.0	$28.5	$1,595.8

	Nine months ended 9/30/2021				Nine months ended 9/30/2020
		Administrative, distribution, and servicing fees				Administrative, distribution, and servicing fees
(in millions)	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues
U.S. mutual funds	$3,273.2	$243.1	$90.0	$3,606.3	$2,638.8	$219.0	$82.1	$2,939.9
Subadvised funds, separate accounts, collective investment trusts, and other investment products	2,015.2	—	—	2,015.2	1,452.1	—	—	1,452.1
Other clients(1)	—	88.7	—	88.7	—	81.8	—	81.8
	$5,288.4	$331.8	$90.0	$5,710.2	$4,090.9	$300.8	$82.1	$4,473.8
(1) Other clients primarily include individuals, defined contribution plans, college savings plans, and institutions related to our non-discretionary advisory services.

Total net revenues earned from our related parties, specifically T. Rowe Price investment products, aggregate $1,599.5 million and $1,302.3 million for the three months ended September 30, 2021 and 2020, respectively. Total net revenues earned from these products during the nine months ended September 30, 2021 and 2020 aggregate $4,653.7 million and $3,652.8 million, respectively. Accounts receivable from these products aggregate to $581.6 million at September 30, 2021 and $523.4 million at December 31, 2020.

The following table details the investment advisory revenues earned from clients by their underlying asset class.

	Three months ended		Nine months ended
(in millions)	9/30/2021	9/30/2020	9/30/2021	9/30/2020
U.S. mutual funds
Equity	$813.0	$636.3	$2,310.8	$1,750.6
Fixed income, including money market	64.8	66.6	183.7	205.1
Multi-asset	247.7	236.6	778.7	683.1
	1,125.5	939.5	3,273.2	2,638.8
Subadvised funds, separate accounts, collective investment trusts, and other investment products
Equity	458.8	339.6	1,329.0	924.7
Fixed income, including money market	41.3	38.4	119.6	110.3
Multi-asset	187.8	151.8	566.6	417.1
	687.9	529.8	2,015.2	1,452.1
Total	$1,813.4	$1,469.3	$5,288.4	$4,090.9

The following table summarizes the assets under management on which we earn investment advisory revenues.

	Average during
	Three months ended		Nine months ended		As of
(in billions)	9/30/2021	9/30/2020	9/30/2021	9/30/2020	9/30/2021	12/31/2020
U.S. mutual funds
Equity	$559.8	$433.4	$534.0	$398.9	$546.1	$498.6
Fixed income, including money market	88.4	78.1	85.6	76.0	87.7	79.4
Multi-asset	232.8	197.3	228.5	189.1	227.2	216.6
	881.0	708.8	848.1	664.0	861.0	794.6
Subadvised funds, separate accounts, collective investment trusts, and other investment products
Equity	445.7	338.8	427.3	303.3	428.6	397.2
Fixed income, including money market	94.3	82.4	92.1	80.3	93.0	89.3
Multi-asset	227.7	162.9	213.8	151.3	229.7	189.4
	767.7	584.1	733.2	534.9	751.3	675.9
Total	$1,648.7	$1,292.9	$1,581.3	$1,198.9	$1,612.3	$1,470.5

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for 8.8%, 9.0% and 9.3% of our assets under management at September 30, 2021, June 30, 2021 and December 31, 2020, respectively.

NOTE 3 – INVESTMENTS.

The carrying values of our investments that are not part of the consolidated T. Rowe Price investment products are as follows:

(in millions)	9/30/2021	12/31/2020
Investments held at fair value
T. Rowe Price investment products
Discretionary investments	$1,610.2	$1,647.7
Seed capital	236.6	169.5
Supplemental savings plan liability economic hedges	795.5	768.1
Investment partnerships and other investments	108.6	95.1
Equity method investments
T. Rowe Price investment products
Discretionary investments	254.1	242.9
Seed capital	164.9	178.6
23% investment in UTI Asset Management Company Limited (India)	156.6	145.5
Investment partnerships and other investments	2.8	2.4
U.S. Treasury note	1.0	1.0
Total	$3,330.3	$3,250.8

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

During the three months ended September 30, 2021, net losses on investments included $4.6 million of net unrealized losses related to investments held at fair value that were still held at September 30, 2021. During the nine months ended September 30, 2021, net gains on investments included $83.7 million of net unrealized gains related to investments held at fair value that were still held at September 30, 2021. For the three and nine months ended September 30, 2020, net gains on investments included $75.5 million and $53.6 million, respectively, of net unrealized gains related to investments held at fair value that were still held at September 30, 2020.

During the nine months ended September 30, 2021 and 2020, certain T. Rowe Price investment products in which we provided initial seed capital at the time of formation were deconsolidated, as we no longer had a controlling interest. Depending on our ownership interest, we are now reporting our residual interests in these T. Rowe Price investment products as either an equity method investment or an investment held at fair value. Additionally, during the nine months ended September 30, 2021 and September 30, 2020, certain T. Rowe Price investment products were consolidated, as we regained a controlling interest. The net impact of these changes on our unaudited condensed consolidated balance sheets and statements of income as of the dates the portfolios were deconsolidated or reconsolidated is detailed below.

	Three months ended		Nine months ended
(in millions)	9/30/2021	9/30/2020	9/30/2021	9/30/2020
Net increase (decrease) in assets of consolidated T. Rowe Price investment products	$589.7	$(132.2)	$(727.6)	$(278.4)
Net increase (decrease) in liabilities of consolidated T. Rowe Price investment products	$7.1	$(4.0)	$(17.1)	$(7.6)
Net increase (decrease) in redeemable non-controlling interests	$531.0	$(44.0)	$(483.6)	$(106.9)

Gains recognized upon deconsolidation	$—	$—	$2.6	$.1

The gains or losses recognized upon deconsolidation were the result of reclassifying currency translation adjustments accumulated on certain T. Rowe Price investment products with non-USD functional currencies from accumulated other comprehensive income to non-operating income.

VARIABLE INTEREST ENTITIES.

Our investments at September 30, 2021 and December 31, 2020, include interests in variable interest entities that we do not consolidate as we are not deemed the primary beneficiary. Our maximum risk of loss related to our involvement with these entities is as follows:

(in millions)	9/30/2021	12/31/2020
Investment carrying values	$193.4	$144.7
Unfunded capital commitments	9.2	12.3
Accounts receivable	21.7	13.8
	$224.3	$170.8

The unfunded capital commitments totaling $9.2 million at September 30, 2021 and $12.3 million at December 31, 2020 relate primarily to the investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be called under certain circumstances.

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

	9/30/2021		12/31/2020
(in millions)	Level 1	Level 2	Level 1	Level 2
T. Rowe Price investment products
Cash equivalents held in money market funds	2,966.7	$—	$1,931.1	$—
Discretionary investments	1,610.2	—	1,647.7	—
Seed capital	216.2	20.4	156.6	12.9
Supplemental savings plan liability economic hedges	795.5	—	768.1	—
Other investments	.7	.1	.5	.6
Total	$5,589.3	$20.5	$4,504.0	$13.5

The fair value hierarchy level table above does not include the investment partnerships and other investments for which fair value is estimated using their NAV per share as a practical expedient. The carrying value of these investments as disclosed in Note 3 were $107.8 million at September 30, 2021, and $94.0 million at December 31, 2020.

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

The following table details the net assets of the consolidated T. Rowe Price investment products:

	9/30/2021			12/31/2020
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Cash and cash equivalents(1)	$6.2	$85.4	$91.6	$7.1	$97.7	$104.8
Investments(2)	178.5	1,634.7	1,813.2	188.2	2,372.7	2,560.9
Other assets	4.9	117.0	121.9	2.8	27.0	29.8
Total assets	189.6	1,837.1	2,026.7	198.1	2,497.4	2,695.5
Liabilities	29.8	62.3	92.1	10.0	47.7	57.7
Net assets	$159.8	$1,774.8	$1,934.6	$188.1	$2,449.7	$2,637.8

Attributable to T. Rowe Price	$126.4	$721.6	$848.0	$130.7	$945.4	$1,076.1
Attributable to redeemable non-controlling interests	33.4	1,053.2	1,086.6	57.4	1,504.3	1,561.7
	$159.8	$1,774.8	$1,934.6	$188.1	$2,449.7	$2,637.8
(1) Cash and cash equivalents includes $6.0 million at September 30, 2021, and $7.0 million at December 31, 2020, of T. Rowe Price money market mutual funds.
(2) Investments include $44.5 million at September 30, 2021, and $26.9 million at December 31, 2020 of other T. Rowe Price investment products.

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

The operating results of the consolidated T. Rowe Price investment products for the three- and nine-months ended September 30, 2021 and 2020, are reflected in our unaudited condensed consolidated statements of income as follows:

	Three months ended
	9/30/2021			9/30/2020
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(.1)	$(2.7)	$(2.8)	$(.7)	$(3.7)	$(4.4)
Net investment income (loss) reflected in non-operating income (loss)	.7	(17.8)	(17.1)	13.1	88.1	101.2
Impact on income before taxes	$.6	$(20.5)	$(19.9)	$12.4	$84.4	$96.8

Net income (loss) attributable to T. Rowe Price	$.5	$(.6)	$(.1)	$7.0	$34.4	$41.4
Net income (loss) attributable to redeemable non-controlling interests	.1	(19.9)	(19.8)	5.4	50.0	55.4
	$.6	$(20.5)	$(19.9)	$12.4	$84.4	$96.8

	Nine months ended
	9/30/2021			9/30/2020
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(.4)	$(8.7)	$(9.1)	$(1.2)	$(10.5)	$(11.7)
Net investment income (loss) reflected in non-operating income	14.1	61.5	75.6	(5.7)	19.0	13.3
Impact on income before taxes	$13.7	$52.8	$66.5	$(6.9)	$8.5	$1.6

Net income (loss) attributable to T. Rowe Price	$8.8	$35.1	$43.9	$(2.7)	$(.1)	$(2.8)
Net income (loss) attributable to redeemable non-controlling interests	4.9	17.7	22.6	(4.2)	8.6	4.4
	$13.7	$52.8	$66.5	$(6.9)	$8.5	$1.6

The operating expenses of the consolidated investment products are reflected in general, administrative and other expenses. In preparing our unaudited condensed consolidated financial statements, we eliminated operating expenses of $1.6 million and $2.7 million for the three months ended September 30, 2021 and 2020, respectively, against the investment advisory and administrative fees earned from these products. Operating expenses eliminated for the nine months ended September 30, 2021 and 2020, were $4.0 million and $7.3 million, respectively. The net investment income (loss) reflected in non-operating income (loss) includes dividend and interest income as well as realized and unrealized gains and losses on the underlying securities held by the consolidated T. Rowe Price investment products.

The table below details the impact of these consolidated investment products on the individual lines of our unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020.

	Nine months ended
	9/30/2021			9/30/2020
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Net cash provided by (used in) operating activities	$(109.1)	$127.7	$18.6	$(105.7)	$(241.0)	$(346.7)
Net cash used in investing activities	(11.9)	(3.7)	(15.6)	(23.4)	(25.7)	(49.1)
Net cash provided by (used in) financing activities	120.1	(132.7)	(12.6)	124.4	269.5	393.9
Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	—	(3.6)	(3.6)	—	3.4	3.4
Net change in cash and cash equivalents during period	(.9)	(12.3)	(13.2)	(4.7)	6.2	1.5
Cash and cash equivalents at beginning of year	7.1	97.7	104.8	9.9	66.6	76.5
Cash and cash equivalents at end of period	$6.2	$85.4	$91.6	$5.2	$72.8	$78.0

The net cash provided by financing activities during the nine months ended September 30, 2021 and 2020 includes $35.3 million and $95.2 million, respectively, of net subscriptions we made into the consolidated T. Rowe Price investment products, net of dividends received. These cash flows were eliminated in consolidation.

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

	9/30/2021		12/31/2020
(in millions)	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents	$6.0	$—	$7.0	$—
Equity securities	278.9	239.7	308.0	708.0
Fixed income securities	—	1,231.1	—	1,411.3
Other investments	8.8	54.7	2.6	131.0
	$293.7	$1,525.5	$317.6	$2,250.3

Liabilities	$(.3)	$(10.8)	$(.4)	$(18.8)

NOTE 6 – STOCKHOLDERS’ EQUITY.

Accounts payable and accrued expenses includes liabilities of $36.0 million at September 30, 2021, and $2.5 million at December 31, 2020 for common stock repurchases that settled during the first week of October 2021 and January 2021, respectively.

On June 14, 2021, the Board of Directors declared a special cash dividend of $3.00 per common share, or $699.8 million, that was paid on July 7, 2021 to stockholders of record as of the close of business on June 25, 2021.

NOTE 7 – STOCK-BASED COMPENSATION.

STOCK OPTIONS.

The following table summarizes the status of, and changes in, our stock options during the nine months ended September 30, 2021.

	Options	Weighted- average exercise price
Outstanding at December 31, 2020	4,379,663	$71.67
Exercised	(1,403,996)	$69.20
Outstanding at September 30, 2021	2,975,667	$72.83
Exercisable at September 30, 2021	2,975,667	$72.83

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

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of, and changes in, our nonvested restricted shares and restricted stock units during the nine months ended September 30, 2021.

	Restricted shares	Restricted stock units	Weighted-average fair value
Nonvested at December 31, 2020	7,412	6,367,059	$116.51
Time-based grants	4,336	29,314	$188.58
Dividend equivalents granted to non-employee directors	—	2,978	$192.66
Vested	(7,412)	(99,091)	$103.07
Forfeited	—	(137,390)	$118.39
Nonvested at September 30, 2021	4,336	6,162,870	$117.21

Nonvested at September 30, 2021, includes performance-based restricted stock units of 335,162. These nonvested performance-based restricted stock units include 188,612 units for which the performance period has lapsed, and the performance threshold has been met.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense to be recognized over the remaining vesting periods of the stock-based awards outstanding at September 30, 2021. Estimated future compensation expense will change to reflect future grants of restricted stock awards and units, future option grants, changes in the probability of performance thresholds being met, and adjustments for actual forfeitures.

(in millions)
Fourth quarter 2021	49.9
2022	116.4
2023 through 2026	95.8
Total	$262.1

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

	Three months ended		Nine months ended
(in millions)	9/30/2021	9/30/2020	9/30/2021	9/30/2020
Net income attributable to T. Rowe Price	$777.2	$643.2	$2,342.3	$1,589.3
Less: net income allocated to outstanding restricted stock and stock unit holders	19.5	17.9	61.6	44.1
Net income allocated to common stockholders	$757.7	$625.3	$2,280.7	$1,545.2

Weighted-average common shares
Outstanding	226.9	227.0	227.2	229.5
Outstanding assuming dilution	229.1	229.4	229.4	231.9

NOTE 9 – OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS.

The changes in each component of accumulated other comprehensive loss, including reclassification adjustments for the three months ended September 30, 2021 and 2020 are presented in the table below.

	Three months ended 9/30/2021			Three months ended 9/30/2020
(in millions)	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments
Balances at beginning of period	$(43.8)	$15.1	$(28.7)	$(54.4)	$2.2	$(52.2)
Other comprehensive income (loss) before reclassifications and income taxes	3.5	(5.0)	(1.5)	(2.0)	12.5	10.5
Net deferred tax benefits (income taxes)	(.4)	1.2	.8	2.1	(3.1)	(1.0)
Other comprehensive income (loss)	3.1	(3.8)	(.7)	.1	9.4	9.5
Balances at end of period	$(40.7)	$11.3	$(29.4)	$(54.3)	$11.6	$(42.7)

The other comprehensive income (loss) in the table above excludes $(12.2) million and $20.8 million of other comprehensive income related to redeemable non-controlling interests held in our consolidated products for the three months ended September 30, 2021 and 2020, respectively.
The changes in each component of accumulated other comprehensive loss, including reclassification adjustments for the nine months ended September 30, 2021 and 2020, are presented in the table below.

	Nine months ended 9/30/2021			Nine months ended 9/30/2020
(in millions)	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments
Balances at beginning of period	$(43.6)	$20.6	$(23.0)	$(46.9)	$3.9	$(43.0)
Other comprehensive income (loss) before reclassifications and income taxes	2.4	(9.8)	(7.4)	(9.4)	10.3	.9
Reclassification adjustments recognized in non-operating income	—	(2.6)	(2.6)	—	(.1)	(.1)
	2.4	(12.4)	(10.0)	(9.4)	10.2	.8
Net deferred tax benefits (income taxes)	.5	3.1	3.6	2.0	(2.5)	(.5)
Other comprehensive income (loss)	2.9	(9.3)	(6.4)	(7.4)	7.7	.3
Balances at end of period	$(40.7)	$11.3	$(29.4)	$(54.3)	$11.6	$(42.7)
The other comprehensive income (loss) in the table above excludes $20.2 million for the 2021 period and $13.9 million for the 2020 period of other comprehensive income (loss) related to redeemable non-controlling interests held in our consolidated products.

NOTE 10 – COMMITMENTS AND CONTINGENCIES.

On February 14, 2017, T. Rowe Price Group, Inc., T. Rowe Price Associates, Inc., T. Rowe Price Trust Company, current and former members of the management committee, and trustees of the T. Rowe Price U.S. Retirement Program were named as defendants in a lawsuit filed in the United States District Court for the District of Maryland. The lawsuit alleges breaches of ERISA’s fiduciary duty and prohibited transaction provisions on behalf of a class of all participants and beneficiaries of the T. Rowe Price 401(k) Plan from February 14, 2011, to the time of judgment. The matter has been certified as a class action. The parties have reached an agreement in principle for a settlement, which will be presented to the court for approval. The proposed settlement would not be material to T. Rowe Price Group, Inc.

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

NOTE 11 - SUBSEQUENT EVENTS.

PENDING ACQUISITION OF OAK HILL ADVISORS, L.P.

On October 28, 2021, we entered into a definitive purchase agreement to acquire 100% of the equity of Oak Hill Advisors, L.P. (OHA), and certain other entities that have common ownership. OHA is an alternative investment management firm with a focus on performing and distressed credit investments in North America, Europe and other geographies. Under the purchase agreement, we will acquire OHA for a purchase price of up to $4.2 billion, with $3.3 billion payable at closing, approximately 74% in cash and 26% in T. Rowe Price Group, Inc. common stock, and up to an additional $900 million in cash upon the achievement of certain business milestones beginning in 2025. The purchase price includes the retirement of OHA debt outstanding at closing. The completion of the acquisition is subject to various approvals and other customary closing conditions and is expected to close in the fourth quarter of 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
T. Rowe Price Group, Inc.:

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries (the “Company") as of September 30, 2021, the related condensed consolidated statements of income, comprehensive income, and stockholders’ equity for the three-month and nine-month periods ended September 30, 2021 and 2020, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
October 28, 2021

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

MARKET TRENDS.

Major U.S. stock market indexes were mixed in the third quarter. Large-cap shares outperformed. Stocks generally rose through early September, supported by favorable second-quarter corporate earnings reports. However, the spread of the delta variant of the coronavirus weighed on the economic recovery. Toward the end of the quarter, investors turned cautious as longer-term U.S. Treasury yields climbed amid growing expectations that the Federal Reserve could soon begin to taper its monthly asset purchases. Investors were also concerned that Congress had not yet passed legislation that raises or eliminates the debt ceiling, which is the statutory limit on the federal government’s borrowing ability.

European stock markets were widely mixed in U.S. dollar terms; UK shares fell marginally. Developed Asian and Far East markets were also mixed. Japanese shares rose close to 5%, whereas Hong Kong stocks slumped more than 9% due in part to Chinese regulatory developments.

Emerging markets equities generally declined. In Latin America, Brazilian shares tumbled more than 20% in U.S. dollar terms; in Asia, South Korean shares slumped 13%. Emerging European markets rose broadly, though Turkish stocks trailed the region with a 2% gain.

Returns of several major equity market indexes were as follows:

	Three months ended	Nine months ended
Index	9/30/2021	9/30/2021
S&P 500 Index	.6%	15.9%
NASDAQ Composite Index(1)	(.4)%	12.1%
Russell 2000 Index	(4.4)%	12.4%
MSCI EAFE (Europe, Australasia, and Far East) Index	(.4)%	8.8%
MSCI Emerging Markets Index	(8.0)%	(1.0)%
 (1) Returns exclude dividends

Global bond returns produced mostly flat or negative returns in U.S. dollar terms. In the U.S., long-term Treasury yields initially declined, but they rose in late September after the Federal Reserve signaled that it could soon moderate the pace of its monthly asset purchases. The 10-year U.S. Treasury yield increased from 1.45% to 1.52% during the quarter.

In the taxable investment-grade bond universe, all major segments—including Treasuries, corporate bonds, and mortgage- and asset-backed securities—were essentially flat. Tax-free municipal securities fell slightly and trailed the taxable investment-grade bond market. High yield bonds produced slight positive returns and outperformed high-quality issues.

Bonds in developed non-U.S. markets declined as longer-term interest rates in various countries rose and a stronger U.S. dollar reduced local returns to U.S investors. The Japanese yen fell about .5% versus the greenback, while the euro and British pound dropped more than 2%.

Emerging markets bonds also declined. Local currency issues fared worse than dollar-denominated debt, as the South African rand, the South Korean won, and several Latin American currencies fell materially against the U.S. dollar.

Returns for several major bond market indexes were as follows:

	Three months ended	Nine months ended
Index	9/30/2021	9/30/2021
Bloomberg Barclays U.S. Aggregate Bond Index	.1%	(1.6)%
JPMorgan Global High Yield Index	.6%	4.6%
Bloomberg Barclays Municipal Bond Index	(.3)%	.8%
Bloomberg Barclays Global Aggregate Ex-U.S. Dollar Bond Index	(1.6)%	(5.9)%
JPMorgan Emerging Markets Bond Index Plus	(1.1)%	(4.2)%

ASSETS UNDER MANAGEMENT.

Assets under management ended the third quarter of 2021 at $1,612.3 billion, a decrease of $10.8 billion from June 30, 2021, and an increase of $141.8 billion from the end of 2020. For the three months ended September 30, 2021, the decrease in assets under management was driven by net cash outflows of $6.4 billion and market depreciation, including distributions not reinvested, of $4.4 billion. Clients transferred $3.6 billion in net assets from the U.S. mutual funds primarily to collective investment trusts and other investment products, of which $1.9 billion transferred into the retirement date trusts.

For the nine months ended September 30, 2021, the increase in assets under management was driven by market appreciation, net of distributions not reinvested, of $147.6 billion, partially offset by net cash outflows of $5.8 billion. Clients transferred $18.4 billion in net assets from the U.S. mutual funds primarily to collective investment trusts and other investment products, of which $12.7 billion transferred into the retirement date trusts.

The following tables detail changes in our assets under management, by vehicle and asset class, during the three- and nine-month periods ended September 30, 2021:

	Three months ended 9/30/2021				Nine months ended 9/30/2021
(in billions)	U.S. mutual funds	Subadvised funds and separate accounts	Collective investment trusts and other investment products	Total	U.S. mutual funds	Subadvised funds and separate accounts	Collective investment trusts and other investment products	Total
Assets under management at beginning of period	$865.8	$426.9	$330.4	$1,623.1	$794.6	$400.1	$275.8	$1,470.5

Net cash flows before client transfers	.1	(5.8)	(.7)	(6.4)	3.2	(21.9)	12.9	(5.8)
Client transfers	(3.6)	.5	3.1	—	(18.4)	2.0	16.4	—
Net cash flows after client transfers	(3.5)	(5.3)	2.4	(6.4)	(15.2)	(19.9)	29.3	(5.8)
Net market (depreciation)/appreciation and (losses)/gains	(1.1)	(.8)	(2.3)	(4.2)	82.1	40.6	25.4	148.1
Net distributions not reinvested	(.2)	—	—	(.2)	(.5)	—	—	(.5)
Change during the period	(4.8)	(6.1)	.1	(10.8)	66.4	20.7	54.7	141.8

Assets under management at September 30, 2021	$861.0	$420.8	$330.5	$1,612.3	$861.0	$420.8	$330.5	$1,612.3

	Three months ended 9/30/2021				Nine months ended 9/30/2021
(in billions)	Equity	Fixed income, including money market	Multi-asset(1)	Total	Equity	Fixed income, including money market	Multi-asset(2)	Total
Assets under management at beginning of period	$985.1	$178.7	$459.3	$1,623.1	$895.8	$168.7	$406.0	$1,470.5

Net cash flows	(8.4)	2.1	(.1)	(6.4)	(28.8)	11.2	11.8	(5.8)
Net market (depreciation)/appreciation and (losses)/gains(2)	(2.0)	(.1)	(2.3)	(4.4)	107.7	.8	39.1	147.6
Change during the period	(10.4)	2.0	(2.4)	(10.8)	78.9	12.0	50.9	141.8
Assets under management at September 30, 2021	$974.7	$180.7	$456.9	$1,612.3	$974.7	$180.7	$456.9	$1,612.3
(1) The underlying assets under management of the multi-asset portfolios have been aggregated and presented in this category and not reported in the equity and fixed income columns.
(2) Includes distributions reinvested and not reinvested.

Investment advisory clients outside the United States account for 8.8% of our assets under management at September 30, 2021, 9.0% at June 30, 2021, and 9.3% at December 31, 2020.

Our target date retirement products, which are included in the multi-asset totals shown above, continue to be a significant part of our assets under management. Assets under management in these portfolios, as well as net cash inflows (outflows), by vehicle, were as follows:

				Net cash inflows (outflows)
	Assets under management			Three months ended		Nine months ended
(in billions)	9/30/2021	6/30/2021	12/31/2020	9/30/2021	9/30/2020	9/30/2021	9/30/2020
U.S. mutual funds	$183.4	$185.0	$176.1	$(.7)	$(2.9)	$(9.4)	$(9.6)
Collective investment trusts	182.2	182.0	145.4	1.4	(2.8)	21.7	4.1
Subadvised and separately managed accounts	12.1	12.2	10.7	—	.2	.4	.5
	$377.7	$379.2	$332.2	$.7	$(5.5)	$12.7	$(5.0)

We provide participant accounting and plan administration for defined contribution retirement plans that invest in the firm's U.S. mutual funds, collective investment trusts and funds outside of the firm's complex. As of September 30, 2021, our assets under administration were $260 billion, of which nearly $173 billion are assets we manage.

In recent years, the firm began offering non-discretionary advisory services through model delivery and multi-asset solutions for providers to implement. We record the revenue earned on these services in administrative fees. The assets under advisement in these portfolios, predominantly in the United States, were $8 billion at September 30, 2021.

INVESTMENT PERFORMANCE.

Strong investment performance and brand awareness is a key driver to attracting and retaining assets—and to our long-term success. Our performance disclosures include specific asset classes, assets under management weighted performance, mutual fund performance against passive peers and composite performance against benchmarks. The following tables present investment performance for the one-, three-, five-, and 10-years ended September 30, 2021. Past performance is no guarantee of future results.

% of U.S. mutual funds that outperformed Morningstar median(1),(2)
	1 year	3 years	5 years	10 years
Equity	56%	74%	68%	85%
Fixed Income	71%	58%	53%	60%
Multi-Asset	89%	94%	85%	90%
All Funds	70%	75%	68%	78%

% of U.S. mutual funds that outperformed passive peer median(1),(3)
	1 year	3 years	5 years	10 years
Equity	53%	68%	68%	71%
Fixed Income	88%	68%	57%	47%
Multi-Asset	89%	92%	81%	86%
All Funds	74%	76%	69%	68%

% of composites that outperformed benchmarks(4)
	1 year	3 years	5 years	10 years
Equity	48%	63%	72%	73%
Fixed Income	85%	79%	81%	85%
All Composites	63%	69%	76%	78%

AUM Weighted Performance
% of U.S. mutual funds AUM that outperformed Morningstar median(1),(2)
	1 year	3 years	5 years	10 years
Equity	58%	68%	80%	92%
Fixed Income	77%	52%	55%	69%
Multi-Asset	98%	96%	96%	96%
All Funds	69%	73%	81%	91%

% of U.S. mutual funds AUM that outperformed passive peer median(1),(3)
	1 year	3 years	5 years	10 years
Equity	39%	62%	84%	81%
Fixed Income	96%	61%	58%	43%
Multi-Asset	94%	92%	95%	96%
All Funds	56%	70%	85%	82%

% of composites AUM that outperformed benchmarks(4)
	1 year	3 years	5 years	10 years
Equity	35%	65%	71%	71%
Fixed Income	86%	85%	77%	80%
All Composites	44%	68%	72%	72%
As of September 30, 2021, 73 of 123 (59.3%) of the firm's rated U.S. mutual funds (across primary share classes) received an overall rating of 4 or 5 stars. By comparison, 32.5% of Morningstar's fund population is given a rating of 4 or 5 stars(5). In addition, 86%(5) of AUM in the firm's rated U.S. mutual funds (across primary share classes) ended September 30, 2021 with an overall rating of 4 or 5 stars.

(1) Source: © 2021 Morningstar, Inc. All rights reserved. The information contained herein: 1) is proprietary to Morningstar and/or its content providers; 2) may not be copied or distributed; and 3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information.
(2) Source: Morningstar. Primary share class only. Excludes money market mutual funds, funds with an operating history of less than one year, T. Rowe Price passive funds, and T. Rowe Price funds that are clones of other funds. The top chart reflects the percentage of T. Rowe Price funds with 1 year, 3 year, 5 year, and 10 year track record that are outperforming the Morningstar category median. The bottom chart reflects the percentage of T. Rowe Price funds AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $518B for 1 year, $518B for 3 years, $518B for 5 years, and $508B for 10 years.
(3) Passive Peer Median was created by T. Rowe Price using data from Morningstar. Primary share class only. Excludes money market mutual funds, funds with an operating history of less than one year, funds with fewer than three peers, T. Rowe Price passive funds, and T. Rowe Price funds that are clones of other funds. This analysis compares T. Rowe Price active funds to the applicable universe of passive/index open-end funds and ETFs of peer firms. The top chart reflects the percentage of T. Rowe Price funds with 1 year, 3 year, 5 year, and 10 year track record that are outperforming the passive peer universe. The bottom chart reflects the percentage of T. Rowe Price funds AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $504B for 1 year, $498B for 3 years, $490B for 5 years, and $422B for 10 years.
(4)Composite net returns are calculated using the highest applicable separate account fee schedule. Excludes money market composites. All composites compared to official GIPS composite primary benchmark. The top chart reflects the percentage of T. Rowe Price composites with 1 year, 3 year, 5 year, and 10 year track record that are outperforming their benchmarks. The bottom chart reflects the percentage of T. Rowe Price composite AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $1,501B for 1 year, $1,498B for 3 years, $1,482B for 5 years, and $1,446B for 10 years.
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

RESULTS OF OPERATIONS.

The following table and discussion sets forth information regarding our consolidated financial results for the three and nine months ended September 30, 2021 and 2020 on a U.S. GAAP basis as well as a non-GAAP basis. The non-GAAP basis adjusts for the impact of our consolidated T. Rowe Price investment products, the impact of market movements on the supplemental savings plan liability and related economic hedges, investment income related to certain other investments, and certain nonrecurring charges and gains, if any.

	Three months ended		Q3 2021 vs. Q3 2020		Nine months ended		YTD 2021 vs. YTD 2020
(in millions, except per-share data)	9/30/2021	9/30/2020	$ change	% change	9/30/2021	9/30/2020	$ change	% change
U.S. GAAP basis
Investment advisory fees	$1,813.4	$1,469.3	$344.1	23.4%	$5,288.4	$4,090.9	$1,197.5	29.3%
Net revenues	$1,954.1	$1,595.8	$358.3	22.5%	$5,710.2	$4,473.8	$1,236.4	27.6%
Operating expenses	$957.9	$866.9	$91.0	10.5%	$2,862.7	$2,484.0	$378.7	15.2%
Net operating income	$996.2	$728.9	$267.3	36.7%	$2,847.5	$1,989.8	$857.7	43.1%
Non-operating income (loss)(1)	$(11.5)	$191.6	$(203.1)	n/m	$234.5	$106.4	$128.1	n/m
Net income attributable to T. Rowe Price	$777.2	$643.2	$134.0	20.8%	$2,342.3	$1,589.3	$753.0	47.4%
Diluted earnings per common share	$3.31	$2.73	$.58	21.2%	$9.94	$6.66	$3.3	49.2%
Weighted average common shares outstanding assuming dilution	229.1	229.4	$(.3)	(.1)%	229.4	231.9	$(2.5)	(1.1)%

Adjusted non-GAAP basis(2)
Operating expenses	$957.2	$830.5	$126.7	15.3%	$2,798.2	$2,434.2	$364.0	15.0%
Net operating income	$998.7	$768.0	$230.7	30.0%	$2,916.2	$2,046.9	$869.3	42.5%
Non-operating income (loss)(1)	$(3.0)	$25.6	$(28.6)	n/m	$28.5	$50.2	$(21.7)	n/m
Net income attributable to T. Rowe Price	$767.6	$602.7	$164.9	27.4%	$2,258.6	$1,596.6	$662.0	41.5%
Diluted earnings per common share	$3.27	$2.55	$.72	28.2%	$9.59	$6.69	$2.90	43.3%

Assets under management (in billions)
Average assets under management	$1,648.7	$1,292.9	$355.8	27.5%	$1,581.3	$1,198.9	$382.4	31.9%
Ending assets under management	$1,612.3	$1,310.4	$301.9	23.0%	$1,612.3	$1,310.4	$301.9	23.0%
(1) The percentage change in non-operating income (loss) is not meaningful (n/m).
(2) See the reconciliation to the comparable U.S. GAAP measures at the end of the Results of Operations section of this Management’s Discussion and Analysis.

Results Overview - Quarter ended September 30, 2021

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

Investment advisory revenues earned in the third quarter of 2021 increased over the comparable 2020 quarter as average assets under our management increased $355.8 billion, or 27.5%, to $1,648.7 billion. In the third quarter of 2021, we voluntarily waived $13.7 million, or less than 1%, of our investment advisory fees in order to continue to maintain a positive yield for investors. At September 30, 2021, combined net assets of the investment portfolios in which we waived fees in the third quarter of 2021 were $23.7 billion. We anticipate that the waivers in the fourth quarter of 2021 will be at a similar level to the third quarter of 2021 and expect to continue to waive fees into 2022.

The average annualized effective fee rate earned during the third quarter of 2021 was 43.6 basis points, compared with 45.2 basis points earned during both the third quarter of 2020 and the second quarter of 2021. In comparison to the third quarter of 2020, our annualized effective fee rate declined primarily due to the July 2021 fee reductions in our target-date products, client transfers within the complex to lower fee vehicles or share classes over the last twelve months and the money market fee waivers. These fee pressures were partially offset as higher market valuations led to an asset class shift towards equity strategies.

Operating expenses. Operating expenses were $957.9 million in the third quarter of 2021 compared with $866.9 million in the third quarter of 2020. The increase in our operating expenses was primarily due to higher compensation costs and higher distribution and servicing costs as average assets under management increased over prior year. Also contributing to the increase in operating expenses during the quarter were costs incurred as a result of our previously announced expanded relationship with FIS, a global technology leader, in which FIS assumed responsibility for managing retirement technology development and core operations for our full-service recordkeeping offering on August 1, 2021. During the quarter, the firm incurred recordkeeping costs, which were partially offset by a reduction in the compensation expenses related to the approximately 800 associates who transitioned to FIS, as well as transition costs associated with the expanded relationship.

These increases were partially offset by lower compensation expenses related to the supplemental savings plan. For the third quarter of 2021, the decrease in the supplemental savings plan expense was entirely offset by a corresponding decrease in the non-operating gains earned on the investments used to economically hedge the related liability.

The firm employed 7,124 associates at September 30, 2021, a decrease of 7.2% from the end of 2020 and 6.7% from September 30, 2020. Excluding the approximate 800 associates that became employees of FIS on August 1, 2021, headcount would have increased approximately 3% from both the end of 2020 and from September 30, 2020.

On a non-GAAP basis, our operating expenses in the third quarter of 2021 increased 15.3% to $957.2 million compared to the third quarter of 2020. Our non-GAAP operating expenses exclude the impact of our supplemental savings plan and consolidated sponsored investment products. See our non-GAAP reconciliations later in this Management’s Discussion and Analysis section.

Operating margin. Our operating margin in the third quarter of 2021 was 51.0%, compared to 45.7% earned in the 2020 quarter. The increase in our operating margin for the third quarter of 2021 compared to the 2020 period was primarily driven by higher investment advisory fee revenue and lower expense related to our supplemental savings plan, partially offset by higher product and recordkeeping expenses as well as distribution and servicing costs.

Diluted earnings per share. Diluted earnings per share was $3.31 for the third quarter of 2021 as compared to $2.73 for the third quarter of 2020. The 21.2% increase was primarily driven by higher operating income, as strong markets since the end of the third quarter of 2020 have increased average assets under management resulting in higher investment advisory fee revenue, and a lower effective tax rate. This increase was partially offset by net investment losses recognized in the third quarter of 2021 as compared to significant net investment gains in the third quarter of 2020, as the sharp market returns in 2020 quarterly outpaced the market performance in the third quarter of 2021.

On a non-GAAP basis, diluted earnings per share was $3.27 for the third quarter of 2021 as compared to $2.55 for the third quarter of 2020. Similar to our GAAP diluted earnings, the increase is largely attributable to higher operating income compared to 2021 period.

Results Overview - Year-to-Date ended September 30, 2021
Investment advisory revenues. Investment advisory revenues earned in the nine months ended September 30, 2021 increased over the comparable 2020 period as average assets under our management increased $382.4 billion, or 31.9%, to $1,581.3 billion. We waived $43.0 million, or less than 1%, of total investment advisory fees from certain of our money market mutual funds, trusts and other investment portfolios during the nine months ended September 30, 2021.

The average annualized effective fee rate earned on our assets under management during the nine months ended September 30, 2021 was 44.7 basis points compared with 45.6 basis points earned during the same period of 2020. Our annualized effective fee rate declined primarily due to the July 2021 fee reductions in our target-date products, client transfers within the complex to lower fee vehicles or share classes over the last twelve months and the money market fee waivers. These fee pressures were partially offset as higher market valuations led to an asset class shift towards equity strategies.

Operating expenses. Operating expenses were $2,862.7 million in the nine months ended September 30, 2021 compared with $2,484.0 million in the 2020 period. More than half of the increase in operating expenses was due to higher compensation expenses, including higher interim bonus accrual, increased salaries and benefits, and a $14.2 million increase in operating expenses related to the supplemental savings plan due to higher market returns in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. For the nine months ended September 30, 2021, the increase in the supplemental savings plan expense was entirely offset by a corresponding increase in the non-operating gains earned on the investments used to economically hedge the related liability. Also contributing to the increase in operating expenses were higher distribution and servicing costs due to higher average assets under management and higher product and recordkeeping costs due to the expanded FIS arrangement.

On a non-GAAP basis, our operating expenses for the nine months ended September 30, 2021 increased 15.0% to $2,798.2 million compared to the 2020 period. Our non-GAAP operating expenses exclude the impact of our supplemental savings plan and consolidated sponsored investment products. See our non-GAAP reconciliations later in this Management’s Discussion and Analysis section.

In 2021 and beyond, we expect to advance our strategic priorities to maintain our position as a global and diversified asset manager, a global partner for retirement investors and a provider of integrated investment solutions; to embed environmental, social and governance and sustainability principles across the firm; to maintain effective processes and controls while becoming a more adaptive and agile firm; and to become a destination of choice for top talent with a diverse workforce and inclusive culture. We narrowed our 2021 non-GAAP operating expense growth guidance from a range of 12% - 15% to a range of 13% - 15% to reflect results year-to-date and expectations for the fourth quarter of 2021. This expense excludes any acquisition costs expected to be incurred in relation to the announced agreement to acquire OHA. We can elect to adjust our expense growth in the future should unforeseen circumstances arise, including significant market movements. As discussed in July 2021, the impact of our expanded partnership with FIS is reflected in the expense growth guidance above.

Operating margin. Our operating margin in the nine months ended September 30, 2021 was 49.9%, compared to 44.5% earned in the 2020 period. The increase in our operating margin for the nine months ended September 30, 2021 compared to the 2020 period was primarily driven by higher net revenues, partially offset by higher compensation costs and product and recordkeeping costs as well as distribution and servicing costs.

Diluted earnings per share. Diluted earnings per share was $9.94 for the nine months ended September 30, 2021 as compared to $6.66 for the nine months ended September 30, 2020. The 49.2% increase was primarily driven by higher net income, lower weighted average outstanding shares, and a lower effective tax rate.

On a non-GAAP basis, diluted earnings per share was $9.59 for the nine months ended September 30, 2021 as compared to $6.69 for the 2020 period. The increase in adjusted diluted earnings per share was primarily due to higher operating income and lower weighted average outstanding shares. See our non-GAAP reconciliations later in this Management’s Discussion and Analysis section.

Net revenues

	Three months ended		Q3 2021 vs. Q3 2020		Nine months ended		YTD 2021 vs. YTD 2020
(in millions)	9/30/2021	9/30/2020	$ change	% change	9/30/2021	9/30/2020	$ change	% change
Investment advisory fees
U.S. mutual funds	$1,125.5	$939.5	$186.0	19.8%	$3,273.2	$2,638.8	$634.4	24.0%
Subadvised funds, separate accounts, collective investment trusts, and other investment products	687.9	529.8	158.1	29.8%	2,015.2	1,452.1	563.1	38.8%
	1,813.4	1,469.3	344.1	23.4%	5,288.4	4,090.9	1,197.5	29.3%
Administrative, distribution, and servicing fees
Administrative fees	109.8	98.0	11.8	12.0%	331.8	300.8	31.0	10.3%
Distribution and servicing fees	30.9	28.5	2.4	8.4%	90.0	82.1	7.9	9.6%
	140.7	126.5	14.2	11.2%	421.8	382.9	38.9	10.2%
Net revenues	$1,954.1	$1,595.8	$358.3	22.5%	$5,710.2	$4,473.8	$1,236.4	27.6%

Average assets under management (in billions)
U.S. mutual funds	$881.0	$708.8	$172.2	24.3%	$848.1	$664.0	$184.1	27.7%
Subadvised funds, separate accounts, collective investment trusts, and other investment products	767.7	584.1	183.6	31.4%	733.2	534.9	198.3	37.1%
	$1,648.7	$1,292.9	355.8	27.5%	$1,581.3	$1,198.9	382.4	31.9%

Investment advisory fees.

U.S. mutual funds
Investment advisory revenues earned in the third quarter of 2021 from our U.S. mutual funds were $1,125.5 million, an increase of 19.8% from the comparable 2020 quarter. Average assets under management in these funds for the third quarter of 2021 increased 24.3% from the 2020 quarter to $881 billion. The annualized effective fee rate of 50.7 basis points for the third quarter of 2021 decreased from 52.7 basis points in the third quarter of 2020. In comparison to the third quarter of 2020, our annualized effective fee rate for U.S. mutual funds decreased primarily due to the July 2021 fee reductions in our target date products and increased money market fee waivers.

For the nine months ended September 30, 2021, investment advisory revenues earned from the firm's U.S. mutual funds were $3,273.2 million, an increase of 24.0% from the comparable 2020 period. Average assets under management in these funds for the nine months ended September 30, 2021 increased 27.7% from the 2020 period to $848.0 billion. The annualized effective fee rate of 51.6 basis points for the nine months ended September 30, 2021 decreased from 53.1 basis points for the nine months ended September 30, 2020. Our annualized effective fee rate for our U.S. mutual funds decreased primarily due to the July 2021 fee reductions in our target date products and increased money market fee waivers. In addition, strong market returns contributed to a relative decrease in the percentage fee earned as the asset levels of certain tiered-fee funds crossed a new tier.

Subadvised funds, separate accounts, collective investment trusts and other investment products (other portfolios)
Investment advisory revenues earned in the third quarter of 2021 from these other portfolios were $687.9 million, an increase of 29.8% from the comparable 2020 quarter. Average assets under management for these products increased 31.4% from the 2020 quarter to $767.7 billion. The annualized effective fee rate of 35.5 basis points for the third quarter of 2021 decreased from 36.1 basis points in the third quarter of 2020. In comparison to the third quarter of 2020, our annualized effective fee rate for our other portfolios was primarily due to the July 2021 fee reductions in our target date products.

For the nine months ended September 30, 2021, investment advisory revenues earned from subadvised and separate accounts as well as collective investment trusts and other investment products were $2,015.2 million, an increase of 38.8% from the 2020 period. Average assets under management for these products increased 37.1% from the 2020 period to $733.3 billion. The annualized effective fee rate of 36.7 basis points for the nine months ended September 30, 2021 increased from 36.3 basis points for the nine months ended September 30, 2020. Our annualized effective fee rate for our other portfolios increased primarily due to the mix shift towards equities and flows into our international products offset slightly by the July 2021 fee reductions in our target date products.

Administrative, distribution, and servicing fees. Administrative, distribution, and servicing fees in the third quarter of 2021 were $140.7 million, an increase of $14.2 million, or 11.2%, from the comparable 2020 quarter. For the nine months ended September 30, 2021, these fees were $421.8 million, an increase of $38.9 million, or 10.2%, from the 2020 period. The increase was primarily due to higher transfer agent servicing activities provided to the U.S. mutual funds, higher model delivery revenue, as well as higher 12b-1 revenue earned on the Advisor and R share classes of the U.S. mutual funds as a result of increased assets under management in these share classes. The increase in 12b-1 revenue is offset entirely by an increase in the costs paid to third-party intermediaries that source these assets and are reported in distribution and servicing expense.

Our net revenues reflect the elimination of advisory and administrative fee revenue earned from our consolidated
T. Rowe Price investment products. The corresponding expenses recognized by these products, and consolidated in our financial statements, were also eliminated from operating expenses. For the third quarter, we eliminated net revenue of $1.6 million in 2021 and $2.7 million in 2020. For the nine months ended September 30, we eliminated net revenue of $4.0 million in 2021 and $7.3 million in 2020

Operating expenses

	Three months ended		Q3 2021 vs. Q3 2020		Nine months ended		YTD 2021 vs. YTD 2020
(in millions)	9/30/2021	9/30/2020	$ change	% change	9/30/2021	9/30/2020	$ change	% change
Compensation and related costs, excluding supplemental savings plan	$564.9	$517.6	$47.3	9.1%	$1,692.3	$1,496.6	$195.7	13.1%
Supplemental savings plan(1)	(.3)	34.7	(35.0)	n/m	59.6	45.4	$14.2	31.3%
Total compensation and related costs	564.6	552.3	12.3	2.2%	1,751.9	1,542.0	209.9	13.6%
Distribution and servicing	96.0	73.5	22.5	30.6%	274.3	201.2	73.1	36.3%
Advertising and promotion	22.1	14.2	7.9	55.6%	61.4	52.5	8.9	17.0%
Product and recordkeeping related costs	70.3	36.8	33.5	91.0%	154.6	118.0	36.6	31.0%
Technology, occupancy, and facility costs	123.1	115.6	7.5	6.5%	359.7	332.3	27.4	8.2%
General, administrative, and other	81.8	74.5	7.3	9.8%	260.8	238.0	22.8	9.6%
Total operating expenses	$957.9	$866.9	$91.0	10.5%	$2,862.7	$2,484.0	$378.7	15.2%
(1) The impact of the market on the supplemental savings plan liability drives the expense recognized each period.

Compensation and related costs, excluding supplemental savings plan. Compensation and related costs, excluding supplemental savings plan, were $564.9 million in the third quarter of 2021, an increase of $47.3 million, or 9.1%, compared to the 2020 quarter. The increase from the 2020 quarter was primarily due to a $32.5 million increase in our interim bonus accrual. We recognize the interim bonus accrual ratably over the year using the ratio of recognized quarterly net revenues to currently forecasted annual net revenues. Also contributing to the increase in 2021 costs compared to the third quarter of 2020 was a $16.1 million increase in salaries and benefits due to modest increases in base salaries at the beginning of the year and an increase in our average staff size before the transition of approximately 800 T. Rowe Price operations and technology associates to FIS on August 1, 2021.

For the nine months ended September 30, 2021, compensation and related costs, excluding supplemental savings plan, were $1,692.3 million, an increase of $195.7 million, or 13.1%, compared to the 2020 period. The increase in compensation and related costs from the 2020 period was primarily due to a $121.7 million increase in our interim bonus accrual. Also contributing to the increase in costs compared to 2020 was a $78.1 million increase in salaries and benefits due to modest increases in base salaries at the beginning of the year and an increase in our average staff size before the transition of approximately 800 operations and technology associates to FIS on August 1, 2021. These increases in compensation and related costs were offset in part by $11.7 million in higher labor capitalization related to internally developed software in 2021 period.

Distribution and servicing. Distribution and servicing costs were $96.0 million for the third quarter of 2021, an increase of 30.6% from the $73.5 million recognized in the 2020 quarter. For the nine months ended September 30, 2021, these costs were $274.3 million, an increase of 36.3% over the $201.2 million recognized in the comparable 2020 period. The increase is primarily driven by higher AUM-based distribution costs as a result of continued market appreciation and inflows in our international products, including our Japanese Investment Trusts (ITMs), and SICAVs. Also contributing to the increase are higher costs incurred to distribute certain other products through U.S. financial intermediaries, as assets under management in these products have increased from prior year.

The amounts paid to third-party intermediaries that source the assets of the Advisor and R share classes of our U.S. mutual funds and our international products, such as our Japanese ITMs and SICAVs, are recognized in the distribution and servicing expense category. Both of these costs are offset entirely by the revenue we earn and report in net revenues: 12b-1 revenue recognized in administrative, distribution, and servicing fees for the U.S. mutual funds and investment advisory fee revenue for our international products.

Advertising and promotion. Advertising and promotion costs were $22.1 million in the third quarter of 2021, an increase of $7.9 million, or 55.6%, compared to the $14.2 million recognized in the 2020 quarter. For the nine months ended September 30, 2021, these costs were $61.4 million, an increase of $8.9 million, or 17.0%, compared to the 2020 period. The increase in both the third quarter and nine months ended September 30, 2021 was driven primarily by the media spend related to the launch of a new brand marketing campaign and the promotion of the firm's target date solutions, along with lower spending in 2020 due to the impact of the coronavirus pandemic.

Product and recordkeeping related costs. Product and recordkeeping costs were $70.3 million in the third quarter of 2021, an increase of $33.5 million, or 91%, compared to the $36.8 million in the 2020 quarter. For the nine months ended September 30, 2021, these costs were $154.6 million, an increase of $36.6 million, or 31%, compared to the 2020 period. More than 85% of the increase in the third quarter and more than 80% of the increase in the nine months ended September 30, 2021 was driven primarily by the recordkeeping costs incurred as part of our expanded FIS relationship, including certain transition expenses that will extend into the fourth quarter of 2021 but not recur in 2022. While these transition expenses will not recur, we do expect to incur certain technology-related costs as part of this expanded relationship with FIS over the next few years. These will be reported as technology, occupancy, and facility costs.
Technology, occupancy, and facility costs. Technology, occupancy, and facility costs were $123.1 million in the third quarter of 2021, an increase of $7.5 million, or 6.5%, compared to the $115.6 million recognized in the 2020 quarter. For the nine months ended September 30, 2021, these costs were $359.7 million, an increase of $27.4 million, or 8.2%, compared to the 2020 period. The increase is due primarily to the ongoing investment in our technology capabilities, including hosted solution licenses and depreciation. Increased facility-related costs also contributed to the increase for the nine months ended September 30, 2021.

General, administrative, and other. General, administrative, and other expenses were $81.8 million in the third quarter of 2021, an increase of $7.3 million, or 6.1%, compared to the $74.5 million recognized in the 2020 quarter. Higher research costs primarily due to additional investment professional headcount, higher information services and travel-related costs were the primary contributors to the higher costs in the third quarter of 2021 compared to 2020.

For the nine months ended September 30, 2021, general, administrative, and other expenses were $260.8 million, an increase of $22.8 million, or 9.6%, compared to the 2020 period. Higher information services and research costs were primary contributors to the higher costs in 2021 as compared to 2020. Travel-related expenses were lower compared to the nine months ended September 30, 2020, due to the impact of the coronavirus pandemic.

Non-operating income (loss)

Non-operating loss for the third quarter of 2021 was $11.5 million, a decrease of $203.1 million from non-operating income of $191.6 million in the 2020 quarter. For the nine months ended September 30, 2021, non-operating income was $234.5 million, an increase of $128.1 million from non-operating income of $106.4 million in the comparable 2020 period. The following table details the components of non-operating income for both the third quarter and nine months ended September 30, 2021 and 2020.

	Three months ended		Nine months ended
(in millions)	9/30/2021	9/30/2020	9/30/2021	9/30/2020
Net gains (losses) from non-consolidated T. Rowe Price investment products
Cash and discretionary investments
Dividend income	$4.0	$4.3	$14.0	$19.7
Market related gains (losses) and equity in earnings (losses)	(7.0)	21.3	14.5	30.5
Total cash and discretionary investments	(3.0)	25.6	28.5	50.2
Seed capital investments
Dividend income	—	.2	.1	1.4
Market related gains (losses) and equity in earnings (losses)	(2.4)	14.3	27.0	8.3
Net gains recognized upon deconsolidation	—	—	2.6	.1
Investments used to hedge the supplemental savings plan liability	.1	33.3	59.3	29.2
Total net gains (losses) from non-consolidated T. Rowe Price investment products	(5.3)	73.4	117.5	89.2
Other investment income	14.0	11.2	47.5	11.4
Net gains on investments	8.7	84.6	165.0	100.6
Net gains (losses) on consolidated sponsored investment portfolios	(17.1)	101.2	75.7	13.3
Other income (loss), including foreign currency gains and losses	(3.1)	5.8	(6.2)	(7.5)
Non-operating income (loss)	$(11.5)	$191.6	$234.5	$106.4

The significant investment portfolio gains in the third quarter of 2020 outperformed the slight investment portfolio losses in the third quarter of 2021 as the spread of the delta variant of the coronavirus weighed on the global economy and markets resulting in lower valuations at the end of the third quarter. The cash and discretionary investment portfolio also experienced net investment losses of $3.0 million during the third quarter of 2021.

Our investment portfolio for the nine months ended September 30, 2021, outperformed the same period in 2020 as a result of the significant market losses experienced in the first quarter of 2020. Our consolidated investment products and supplemental savings plan hedge portfolio comprised approximately 60% of the net gains recognized during the nine months ended September 30, 2021.

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

	Three months ended		Nine months ended
(in millions)	9/30/2021	9/30/2020	9/30/2021	9/30/2020
Operating expenses reflected in net operating income	$(2.8)	$(4.4)	$(9.1)	$(11.7)
Net investment income (loss) reflected in non-operating income	(17.1)	101.2	75.6	13.3
Impact on income before taxes	$(19.9)	$96.8	$66.5	$1.6

Net income (loss) attributable to our interest in the consolidated T. Rowe Price investment products	$(.1)	$41.4	$43.9	$4.4
Net income (loss) attributable to redeemable non-controlling interests (unrelated third-party investors)	(19.8)	55.4	22.6	(2.8)
	$(19.9)	$96.8	$66.5	$1.6

Provision for income taxes

Our GAAP effective tax rate for the third quarter of 2021 was 23.1%, compared with 24.1% in the 2020 quarter. For the nine months ended September 30, 2021, our GAAP effective tax rate was 23.3%, compared with 24.0% in the 2020 period.

The following table reconciles the statutory federal income tax rate to our effective tax rate for both the three- and nine-months ended September 30, 2021 and 2020:

	Three months ended		Nine months ended
	9/30/2021	9/30/2020	9/30/2021	9/30/2020
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes for current year, net of federal income tax benefits(1)	3.8	3.9	3.8	4.1
Net (income) losses attributable to redeemable non-controlling interests	.1	(.3)	(.2)	—
Net excess tax benefits from stock-based compensation plans activity	(1.6)	(.8)	(1.1)	(1.3)
Other items	(.2)	.3	(.2)	.2
Effective income tax rate	23.1%	24.1%	23.3%	24.0%
(1) State income tax benefits are reflected in the total benefits for net income attributable to redeemable non-controlling interests and stock-based compensation plans activity.

The non-GAAP tax rate primarily adjusts for the impact of the consolidated investment products, including the net income attributable to the redeemable non-controlling interests. Our non-GAAP effective tax rate was 23.1% in the third quarter of 2021 compared with 24.1% in third quarter of 2020, and was 23.4% for the nine months ended September 30, 2021 compared with 23.9% for the nine months ended September 30, 2020. The non-GAAP effective tax rate for the third quarter of 2021 was favorably impacted by higher discrete discrete tax benefits associated with the settlement of stock-based awards. The non-GAAP effective tax rate for the nine months ended September 30, 2021 was favorably impacted by a lower state effective tax rate.

The firm continues to see the phased-in benefit of the 2018 Maryland state tax legislation in which we expect to reduce our effective state rate over the five-year phase-in period to less than 3% by the end of 2022.

Our effective tax rate will continue to experience volatility in future periods as the discrete tax benefits recognized from option exercises are impacted by market fluctuations in our stock price and timing of option exercises. Our GAAP rate will also be impacted by net investment income recognized on our consolidated investment products that are driven by market fluctuations and changes in the proportion of their net income that is attributable to non-controlling interests.

We currently estimate that our effective tax rate for the full year 2021, on a GAAP and non-GAAP basis, will be in the range of 22.0% to 24.0%.

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

The following schedules reconcile certain U.S. GAAP financial measures for the three months ended
September 30, 2021 and 2020.

	Three months ended 9/30/2021
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(4)	Net income attributable to T. Rowe Price	Diluted earnings per share(5)
U.S. GAAP Basis	$957.9	$996.2	$(11.5)	$227.3	$777.2	$3.31
Non-GAAP adjustments:
Consolidated T. Rowe Price investment products(1)	(1.0)	2.8	17.1	—	.1	—
Supplemental savings plan liability(2)	.3	(.3)	(.1)	—	(.5)	—
Other non-operating income(3)	—	—	(8.5)	.8	(9.2)	(.04)
Adjusted Non-GAAP Basis	$957.2	$998.7	$(3.0)	$228.1	$767.6	$3.27

	Three months ended 9/30/2020
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(4)	Net income attributable to T. Rowe Price	Diluted earnings per share(5)
U.S. GAAP Basis	$866.9	$728.9	$191.6	$221.9	$643.2	$2.73
Non-GAAP adjustments:
Consolidated T. Rowe Price investment products(1)	(1.7)	4.4	(101.2)	(18.1)	(23.3)	(.10)
Supplemental savings plan liability(2)	(34.7)	34.7	(33.3)	.6	.8	—
Other non-operating income(3)	—	—	(31.5)	(13.5)	(18.0)	(.08)
Adjusted Non-GAAP Basis	$830.5	$768.0	$25.6	$190.9	$602.7	$2.55

The following schedules reconcile certain U.S. GAAP financial measures for the nine months ended September 30, 2021 and 2020.

	Nine months ended 9/30/2021
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(4)	Net income attributable to T. Rowe Price	Diluted earnings per share(5)
U.S. GAAP Basis	$2,862.7	$2,847.5	$234.5	$717.1	$2,342.3	$9.94
Non-GAAP adjustments:
Consolidated T. Rowe Price investment products(1)	(4.9)	9.1	(75.7)	(13.5)	(30.5)	(.13)
Supplemental savings plan liability(2)	(59.6)	59.6	(59.3)	.3	—	—
Other non-operating income(3)	—	—	(71.0)	(17.8)	(53.2)	(.22)
Adjusted Non-GAAP Basis	$2,798.2	$2,916.2	$28.5	$686.1	$2,258.6	$9.59

	Nine months ended 9/30/2020
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(4)	Net income attributable to T. Rowe Price	Diluted earnings per share(5)
U.S. GAAP Basis	$2,484.0	$1,989.8	$106.4	$502.5	$1,589.3	$6.66
Non-GAAP adjustments:
Consolidated T. Rowe Price investment products(1)	(4.4)	11.7	(13.3)	(1.3)	4.1	.02
Supplemental savings plan liability(2)	(45.4)	45.4	(29.2)	6.2	10.0	.04
Other non-operating income(3)	—	—	(13.7)	(6.9)	(6.8)	(.03)
Adjusted Non-GAAP Basis	$2,434.2	$2,046.9	$50.2	$500.5	$1,596.6	$6.69

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

(4)    The income tax impacts were calculated in order to achieve an overall year-to-date non-GAAP effective tax rate of 23.4% for the first nine months of 2021 and 23.9% for the first nine months of 2020. As such, the non-GAAP effective tax rate for three months ended September 30, 2021 and 2020 was 23.1% and 24.1%, respectively. The firm estimates that its effective tax rate for the full-year 2021 on a non-GAAP basis will be in the range of 22.0% to 24.0%.

(5)    This non-GAAP measure was calculated by applying the two-class method to adjusted net income attributable to T. Rowe Price divided by the weighted-average common shares outstanding assuming dilution. The calculation of adjusted net income allocated to common stockholders is as follows:

	Three months ended		Nine months ended
	9/30/2021	9/30/2020	9/30/2021	9/30/2020
Adjusted net income attributable to T. Rowe Price	$767.6	$602.7	$2,258.6	$1,596.6
Less: adjusted net income allocated to outstanding restricted stock and stock unit holders	19.4	16.8	59.5	44.1
Adjusted net income allocated to common stockholders	$748.2	$585.9	$2,199.1	$1,552.5

CAPITAL RESOURCES AND LIQUIDITY.

Sources of Liquidity
We remain debt-free with ample liquidity, including cash and investments in T. Rowe Price products, as follows:

(in millions)	9/30/2021	12/31/2020
Cash and cash equivalents	$3,418.5	$2,151.7
Discretionary investments	1,925.1	2,095.7
Total cash and discretionary investments	5,343.6	4,247.4
Redeemable seed capital investments	1,188.7	1,219.1
Investments used to hedge the supplemental savings plan liability	795.5	768.1
Total cash and investments in T. Rowe Price products	$7,327.8	$6,234.6

Our discretionary investment portfolio is comprised primarily of short duration bond funds, which typically yield higher than money market rates, and asset allocation products. Cash and discretionary investments experienced $3.0 million in market losses and $28.5 million in market gains in the three- and nine-months ended September 30, 2021, respectively, as compared to investment gains of $25.6 million and $50.2 million in the three- and nine-months ended September 30, 2020. Cash and discretionary investments in T. Rowe Price products held by our subsidiaries outside the United States were $927.1 million at September 30, 2021 and $675.8 million at December 31, 2020. Given the availability of our financial resources and cash expected to be generated through future operations, we do not maintain an available external source of additional liquidity.

Our seed capital investments are redeemable, although we generally expect to be invested for several years for the products to build an investment performance history and until unrelated third-party investors substantially reduce our relative ownership percentage.

The cash and investment presentation on the unaudited condensed consolidated balance sheet is based on the accounting treatment for the cash equivalent or investment item. The following table details how T. Rowe Price’s interests in cash and investments relate to where they are presented on the unaudited condensed consolidated balance sheet as of September 30, 2021.

(in millions)	Cash and cash equivalents	Investments	Net assets of consolidated T. Rowe Price investment products(1)	9/30/2021
Cash and discretionary investments	$3,418.5	$1,864.3	$60.8	$5,343.6
Seed capital investments	—	401.5	787.2	1,188.7
Investments used to hedge the supplemental savings plan liability	—	795.5	—	795.5
Total cash and investments in T. Rowe Price products attributable to T. Rowe Price	3,418.5	3,061.3	848.0	7,327.8
Investment in UTI and other investments	—	269.0	—	269.0
Total cash and investments attributable to T. Rowe Price	3,418.5	3,330.3	848.0	7,596.8
Redeemable non-controlling interests	—	—	1,086.6	1,086.6
As reported on unaudited condensed consolidated balance sheet at September 30, 2021	$3,418.5	$3,330.3	$1,934.6	$8,683.4
(1) The consolidated T. Rowe Price investment products are generally those products we provided seed capital at the time of their formation and we have a controlling interest. These products generally represent U.S. mutual funds as well as those funds regulated outside the U.S.     The $60.8 million and the $787.2 million represent the total value at September 30, 2021 of our interest in the consolidated T. Rowe Price investment products. The total net assets of the T. Rowe Price investment products at September 30, 2021 of $1,934.6 million includes assets of $2,026.7 million, less liabilities of $92.1 million as reflected in our unaudited condensed consolidated balance sheets.

Our unaudited condensed consolidated balance sheet reflects the cash and cash equivalents, investments, other assets and liabilities of those T. Rowe Price investment products we consolidate, as well as redeemable non-

controlling interests for the portion of these T. Rowe Price investment products that are held by unrelated third-party investors. Although we can redeem our net interest in these T. Rowe Price investment products at any time, we cannot directly access or sell the assets held by the products to obtain cash for general operations. Additionally, the assets of these T. Rowe Price investment products are not available to our general creditors. Our interest in these
T. Rowe Price investment products was used as initial seed capital and is recategorized as discretionary when it is determined by management that the seed capital is no longer needed. We assess the discretionary investment products and, when we decide to liquidate our interest, we seek to do so in a way as to not impact the product and, ultimately, the unrelated third-party investors.

Uses of Liquidity

We increased our quarterly recurring dividend per common share in February 2021 by 20.0% to $1.08 per common share from $.90 per common share. Additionally, our Board of Directors declared a special cash dividend of $3.00 per common share, or $699.8 million, on June 14, 2021, that was paid on July 7, 2021. Further, we expended $526.6 million in the first nine months of 2021 to repurchase 2.9 million shares, or 1.3% of our outstanding common stock, at an average price of $182.27 per share. These dividends and repurchases were expended using existing cash balances and cash generated from operations. While opportunistic in our approach to stock buybacks, we will generally repurchase our common stock over time to offset the dilution created by our equity-based compensation plans.

Since the end of 2018, we have returned $5.5 billion to stockholders through stock repurchases, regular quarterly dividends, and special dividends, as follows:

(in millions)	Recurring dividend	Special dividend(1)	Stock repurchases	Total cash returned to stockholders
2019	$733.6	$—	$708.8	$1,442.4
2020	846.0	—	1,192.2	2,038.2
Nine months ended 9/30/2021	755.0	699.8	526.6	1,981.4
Total	$2,334.6	$699.8	$2,427.6	$5,462.0
(1) Special cash dividend declared in June 2021 was paid in July 2021.

We anticipate property, equipment and other capital expenditures, including internal labor capitalization, for the full-year 2021 to be about $250 million, of which more than three-quarters is planned for technology initiatives. We expect to fund our anticipated capital expenditures with operating cash flows and other available resources.

On October 28, 2021, we entered into an agreement to acquire 100% of the equity of OHA, and certain other entities that have common ownership. We will acquire OHA for a purchase price of up to $4.2 billion, with $3.3 billion payable at closing, approximately 74% in cash and 26% in T. Rowe Price Group, Inc. common stock, and up to an additional $900 million in cash upon the achievement of defined business milestones starting in 2025. We expect that the acquisition will close in the fourth quarter of 2021.

Cash Flows

The following table summarizes the cash flows for the nine months ended September 30, 2021 and 2020, that are attributable to T. Rowe Price, our consolidated T. Rowe Price investment products, and the related eliminations required in preparing the statement.

	Nine months ended
	9/30/2021				9/30/2020
(in millions)	Cash flow attributable to T. Rowe Price	Cash flow attributable to consolidated T. Rowe Price investment products	Elims	As reported	Cash flow attributable to T. Rowe Price	Cash flow attributable to consolidated T. Rowe Price investment products	Elims	As reported
Cash flows from operating activities
Net income	$2,342.3	$66.5	$(43.9)	$2,364.9	$1,589.3	$1.6	$2.8	$1,593.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	151.1	—	—	151.1	144.0	—	—	144.0
Stock-based compensation expense	166.3	—	—	166.3	164.5	—	—	164.5
Net (gains) losses recognized on investments	(188.3)	—	43.9	(144.4)	(72.5)	—	(2.8)	(75.3)
Net (investments) redemptions in T. Rowe Price investment products used to economically hedge supplemental savings plan liability	28.1	—	—	28.1	(19.1)	—	—	(19.1)
Net change in trading securities held by consolidated T. Rowe Price investment products		(5.3)	—	(5.3)	—	(350.8)	—	(350.8)
Other changes in assets and liabilities	573.1	(42.6)	(.5)	530.0	458.8	2.5	(1.4)	459.9
Net cash provided by (used in) operating activities	3,072.6	18.6	(.5)	3,090.7	2,265.0	(346.7)	(1.4)	1,916.9
Net cash provided by (used in) investing activities	108.0	(15.6)	(34.8)	57.6	(100.6)	(49.1)	96.6	(53.1)
Net cash provided by (used in) financing activities	(1,913.8)	(12.6)	35.3	(1,891.1)	(1,718.0)	393.9	(95.2)	(1,419.3)
Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	—	(3.6)	—	(3.6)	—	3.4	—	3.4
Net change in cash and cash equivalents during period	1,266.8	(13.2)	—	1,253.6	446.4	1.5	—	447.9
Cash and cash equivalents at beginning of year	2,151.7	104.8	—	2,256.5	1,781.8	76.5	—	1,858.3
Cash and cash equivalents at end of period	$3,418.5	$91.6	$—	$3,510.1	$2,228.2	$78.0	$—	$2,306.2

Operating Activities
Operating activities attributable to T. Rowe Price during the first nine months of 2021 provided cash flows of $3,072.6 million as compared to $2,265.0 million during the first nine months of 2020. Operating cash flows attributable to T. Rowe Price increased $807.6 million, including a $753.0 million increase in net income from the first nine months of 2020 and timing differences on the cash settlement of our assets and liabilities of $114.3 million. This increase was partially offset by $106.9 million in lower non-cash adjustments, including unrealized investment gains/losses, depreciation, and stock-based compensation expense. The non-cash adjustments were primarily driven by a $115.8 million increase in net investment gains in the first nine months of 2021 compared with the first nine months of 2020. Additionally, in 2021, we had net proceeds of $28.1 million from certain investment products that economically hedge our supplemental savings plan liability, while we had net investments of $19.1 million in the same period of 2020. Our interim operating cash flows do not include the cash impact of variable compensation that is accrued throughout the year before being substantially paid out in December. The remaining change in reported cash flows from operating activities was attributable to the net change in trading securities held in our consolidated investment products’ underlying portfolios.

Investing Activities
Net cash provided by investing activities that are attributable to T. Rowe Price totaled $108.0 million in the first nine months of 2021 compared with $100.6 million of cash used by investing activities in the 2020 period. During 2021, we decreased the level of seed capital provided by $131.4 million. We eliminate our seed capital in those T. Rowe Price investment products we consolidate in preparing our unaudited condensed consolidated statement of cash flows. Further increasing the cash provided by investing activities were higher net proceeds from the sale of certain of our discretionary investments of $238.1 million compared to net proceeds of $141.6 million during 2020. Partially offsetting these increases were increased property and equipment expenditures of $23.3 million. The remaining $33.5 million change in reported cash flows from investing activities is related to the net cash removed from our balance sheet from consolidating and deconsolidating investment products.

Financing Activities
Net cash used in financing activities attributable to T. Rowe Price were $1,913.8 million in the first nine months of 2021 compared with $1,718.0 million in the 2020 period. During the first nine months of 2021, we used $526.6 million to repurchase 2.9 million shares compared to $1.2 billion to repurchase 10.8 million shares in the first nine months of 2020. Partially offsetting this decrease in cash used for stock repurchases was a $818.3 million increase in dividends paid in 2021 as a result of the special cash dividend paid in July 2021 and the 20.0% increase in our quarterly dividend per share. The remaining change in reported cash flows from financing activities is primarily attributable to a $276.0 million decrease in net subscriptions received from redeemable non-controlling interest holders of our consolidated investment products during the first nine months of 2021 compared to the 2020 period.

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

FORWARD-LOOKING INFORMATION.

From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this report, may contain certain forward-looking information, including information or anticipated information relating to: our revenues, net income, and earnings per share on common stock; changes in the amount and composition of our assets under management; our expense levels; our tax rate; and our expectations regarding financial markets, strategic transactions, dividends, stock repurchases, investments, new products and services, capital expenditures, changes in our effective fee rate, the impact of the coronavirus pandemic, other market conditions and the acquisition of OHA. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A, Risk Factors, included in our Form 10-K Annual Report for 2020. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

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

Our acquisition of OHA is subject to various risks and uncertainties, which could impact the completion of the transaction and effect our results of operations, including: (i) the occurrence of any event, change, or other circumstances that could give rise to the termination of the purchase agreement; (ii) closing conditions may not be satisfied in a timely manner or at all, including due to the failure to obtain regulatory and client approvals; (iii) the announcement and pendency of the acquisition may disrupt our business operations (including the threatened or actual loss of employees, clients, or suppliers); (iv) we could experience financial or other setbacks if the transaction encounters unanticipated problems; (v) anticipated benefits of the transaction, including the realization of revenue, accretion, financial benefits or returns, and expense and other synergies, may not be fully realized or may take longer to realize than expected; (vi) client and investor interest in T. Rowe Price or the combined business’s products may be less than anticipated; and (vii) we may be unable to successfully integrate OHA’s businesses or to integrate the businesses within the anticipated time frame.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in the total potential loss information provided in Item 7A of the Form 10-K Annual Report for 2020.

Item 4.Controls and Procedures.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of September 30, 2021, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the third quarter of 2021, and has concluded that there was no change during the third quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

For information about our legal proceedings, please see our Commitments and Contingencies footnote to our unaudited condensed consolidated financial statements in Part 1. of this Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes in the information provided in Item 1A of our Form 10-K Annual Report for 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchase activity during the third quarter of 2021 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July	5,056	$204.35	—	19,612,790
August	141,603	$215.77	112,246	19,500,544
September	935,928	$209.89	922,335	18,578,209
Total	1,082,587	$210.63	1,034,581

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorization, outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options, and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the third quarter of 2021, 48,006 were related to shares surrendered in connection with employee stock option exercises and no shares were withheld to cover tax withholdings associated with the vesting of restricted stock awards.

The following table details the changes in and status of the Board of Directors’ outstanding publicly announced board authorizations.

Authorization Dates	7/1/2021	Total Number of Shares Purchased	Maximum Number of Shares that May Yet Be Purchased at 9/30/2021
February 2019	4,612,790	(1,034,581)	3,578,209
March 2020	15,000,000	—	15,000,000
	19,612,790	(1,034,581)	18,578,209

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

On October 28, 2021, we issued an earnings release reporting our results of operations for the third quarter of 2021. A copy of that earnings release is furnished herewith as Exhibit 99.1. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

Item 6. Exhibits.

The following exhibits required by Item 601 of Regulation S-K are furnished herewith.

3(i)	Charter of T. Rowe Price Group, Inc., as reflected by Articles of Restatement dated June 20, 2018. (Incorporated by reference from Form 10-Q Quarterly Report filed on July 25, 2018.)

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of February 9, 2021. (Incorporated by reference from Form 10-K Annual Report filed on February 11, 2021.)

15	Report from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99.1	Earnings release issued October 28, 2021, reporting our results of operations for the third quarter of 2021.

101	The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s unaudited condensed consolidated interim financial statements and notes that are included in this Form 10-Q Report.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 28, 2021.
T. Rowe Price Group, Inc.

By:    /s/ Jennifer B. Dardis
Vice President, Chief Financial Officer and Treasurer