Form 10-K
period 2021-12-31
PRICE T ROWE GROUP INC
filed 2022-02-24
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
  ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (do not check if smaller reporting company)	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the common equity (all voting) held by non-affiliates (excludes executive officers and directors) computed using $197.97 per share (the NASDAQ Official Closing Price on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter) was $44.6 billion.
The number of shares outstanding of the registrant's common stock as of the latest practicable date, February 22, 2022, is 228,093,290.
DOCUMENTS INCORPORATED BY REFERENCE: Certain portions of the registrant's Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A of the general rules and regulations under the Act, are incorporated by reference into Part III of this report.
Exhibit index begins on page 92.

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

On December 29, 2021, we completed our acquisition of Oak Hill Advisors, L.P., a leading alternative credit manager, and other entities that had common ownership (collectively, "OHA"). We acquired 100% of the equity interests of Oak Hill Advisors, L.P., 100% of the equity interests in entities that make co-investments in certain affiliated private investment funds (the "co-investment entities") and a majority of the equity interests in entities that have interests in general partners of affiliated private investment funds and are entitled to a disproportionate allocation of income (the "carried interest entities") for upfront purchase consideration of $3.4 billion in a combination of cash and T. Rowe Price Group, Inc. common stock. The upfront purchase consideration included the retirement of $217.1 million of OHA debt. In addition, the consideration may be increased by up to an incremental $900.0 million in cash as part of an earnout payment starting in early 2025 and ending in early 2027, upon satisfying or exceeding certain defined revenue targets. These defined revenue targets are evaluated on a cumulative basis beginning at the end of 2024, with the ability to extend two additional years if the defined revenue targets are not achieved. The earnout amount will be subject to a proportional reduction if OHA's actual revenue at the end of the earnout period does not meet the defined revenue targets and could result in no earnout payout if OHA's actual revenue falls below 75% of the defined revenue targets.

The acquisition of OHA included $57 billion of capital under management, of which $47 billion of fee-basis assets under management was added to our assets under management as of the date of the acquisition. The acquisition accelerates our expansion into alternative investment markets and complements our existing global platform and ongoing strategic initiatives in our core investments and distribution capabilities. Alternative credit strategies continue to be in demand from institutional and retail investors across the globe seeking attractive yields and risk-adjusted returns.

Over its more than 30-year history, OHA has generated attractive risk-adjusted returns across numerous market cycles. Its fully integrated team specializes in private, distressed, special situations, liquid, and structured credit and real asset strategies in North America, Europe and other geographies. OHA manages private investment funds, collateralized loan obligations ("CLOs") and other private accounts on behalf of a global, largely institutional client base. OHA has over 300 employees with headquarters in New York and primary offices in London, Sydney, Hong Kong, Luxembourg, Fort Worth, and San Francisco.

Core Capabilities

Our core capabilities have enabled us to deliver excellent operating results since our initial public offering. We maintain a strong corporate culture that is focused on delivering strong long-term investment performance and world-class service to our clients. We distribute our broad array of active investment strategies through a diverse set of distribution channels and vehicles to meet the needs of our clients globally. Our ongoing financial strength and discipline has allowed us to take advantage of attractive growth opportunities and invest in key capabilities. Our strategic investments have been focused on increasing our investment professional headcount globally, expanding our product offerings, expanding our global distribution footprint to strengthen our regional relationships and brand, and investing in new technology and the core infrastructure of the firm.

20

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
•Expand our investment capabilities and product offerings, including through our acquisition of OHA.
•Maintain strong processes and internal controls, which is increasingly important with growing business complexity and regulation.
•Remain a destination of choice for top talent, with a culture of diversity, inclusivity, empowerment, accountability and collaboration.
•Deliver strong financial results and balance sheet strength for our stockholders over the long term.

Financial Overview / Assets Under Management

During 2021, we derived the vast majority of our consolidated net revenues and net income from investment advisory services provided by our subsidiaries, primarily T. Rowe Price Associates and T. Rowe Price International Ltd. Beginning in 2022, investment advisory services provided to OHA-affiliated investment products and vehicles will be included in consolidated net revenues and net income. Previously, in November 2020, we announced our plan to establish T. Rowe Price Investment Management, a separate SEC-registered investment advisor, to support our continued focus on generating strong investment results for clients. T. Rowe Price Investment Management is anticipated to begin operations in March 2022. Subsequent to this date, services related to this investment advisor will be included in our consolidated net revenue and net income.

Our revenues depend largely on the total value and composition of our assets under management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations.

At December 31, 2021, we had $1,687.8 billion in assets under management, including $871.4 billion in U.S. mutual funds, $437.1 billion in subadvised funds and separately managed accounts (including $10.9 billion of OHA separate accounts), $343.3 billion in collective investment trusts and other T. Rowe Price products, and $36.0 billion in private investment funds and CLOs. The acquisition of OHA completed on December 29, 2021 included $57 billion of capital under management (which includes net assets value, portfolio value and/or unfunded capital), of which $46.9 billion of fee-basis assets under management are included in our assets under management as of December 31, 2021.

Assets under management increased $217.3 billion from the end of 2020. This increase was primarily driven by market appreciation and income, net of distributions not reinvested, of $198.9 billion and fee-basis assets under management of $46.9 billion that was acquired in the OHA acquisition. These increases were partially offset by net cash outflows of $28.5 billion for 2021.

20

The following tables show our assets under management by vehicle, asset class, distribution channel, and account type:

(in billions)	2021	2020
Assets under management by vehicle
U.S. mutual funds	$871.4	$794.6
Subadvised and separately managed accounts	437.1	400.1
T. Rowe Price collective investment trusts and other sponsored investment products:
Collective investment trusts	258.3	199.6
Stable value, variable annuity products, and exchange-traded funds	29.1	28.0
SICAVs and other sponsored funds regulated outside the U.S.	55.9	48.2
Total T. Rowe Price collective investment trusts and other sponsored investment products	343.3	275.8
Affiliated private investment funds and CLOs	36.0	—
Total assets under management	$1,687.8	$1,470.5

Assets under management by asset class
Equity	$992.7	$895.8
Fixed income, including money market	175.7	168.7
Multi-Asset(1)	477.7	406.0
Alternatives(2)	41.7	—
Total assets under management	$1,687.8	$1,470.5

Assets under management by distribution channel
Global financial intermediaries(3)	$876.5	$765.4
Global institutions(3)(4)	403.8	335.9
Individual U.S. investors on a direct basis	244.8	221.7
U.S. retirement plan sponsors - full service recordkeeping	162.7	147.5
Total assets under management	$1,687.8	$1,470.5

Assets under management by account type(5)
Defined contribution retirement assets:
Defined contribution - investment only	$557.1	$484.6
Defined contribution - full-service recordkeeping	162.6	147.5
Total defined contribution retirement assets	719.7	632.1
Deferred annuity and direct retail retirement assets	382.4	305.0
Total defined contribution, deferred annuity, and direct retail retirement assets	1,102.1	937.1
Other	585.7	533.4
Total assets under management	$1,687.8	$1,470.5
(1)The underlying assets under management of the multi-asset portfolios have been aggregated and presented in this category and not reported in the equity and fixed income rows.
(2)The alternatives asset class includes strategies authorized to invest more than 50% of its holdings in private credit, leveraged loans,     mezzanine, real assets/CRE, structured products, stressed / distressed, non-investment grade CLOs, special situations, or have absolute return as its investment objective. Generally, only those strategies with longer than daily liquidity are included.
(3) Includes Americas, Europe, Middle East and Africa ("EMEA"), and Asia Pacific ("APAC").
(4) Includes T. Rowe Price investments in proprietary products, assets of the T. Rowe Price employee benefit plans, Private Asset Management accounts, and other as well as OHA products.
(5)The 2020 amounts have been reclassified to conform with the 2021 presentation.

In 2021, our target date retirement products experienced net cash inflows of $11.3 billion. The assets under management in our target date retirement products totaled $391.1 billion at December 31, 2021, or 23.2% of our managed assets at December 31, 2021, compared with 22.6% at the end of 2020.

Additional information concerning our assets under management, results of operations, and financial condition during the past three years is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, as well as our consolidated financial statements, which are included in Item 8 of this Form 10-K.

20

INVESTMENT MANAGEMENT SERVICES.

Distribution Channels and Products

We distribute our products across three broad geographical regions: Americas; Europe, Middle East and Africa ("EMEA"); and Asia Pacific ("APAC"). We service clients in 50 countries around the world. Investors domiciled outside the U.S., including OHA's clients, represented about 10% of total assets under management at the end of 2021.

We accumulate our assets under management from a diversified client base across five primary distribution channels: Americas financial intermediaries, EMEA & APAC financial intermediaries, individual U.S. investors on a direct basis, U.S. retirement plan sponsors for which we provide recordkeeping services, and global institutional investors. The following table outlines the types of products within each distribution channel through which our assets under management are sourced as of December 31, 2021.

Americas financial intermediaries	EMEA & APAC financial intermediaries	Individual U.S. investors on a direct basis	U.S. retirement plan sponsors - full service recordkeeping	Global institutions

U.S. Mutual Funds	SICAVs(2) / FCPs(3)	U.S. Mutual Funds	U.S. Mutual Funds	U.S. Mutual Funds
Collective Investment Trusts	Australian Unit Trusts ("AUTs")	Separate Accounts	Collective Investment Trusts	Collective Investment Trusts
Subadvised Accounts	OEICs(4)	College Savings Plans	Separate Accounts	SICAVs(2) / FCPs(3)
Managed Accounts / Model Delivery	Subadvised Accounts	Model Portfolios(6)		Separate / Subadvised Accounts
Model Portfolios(1)	Japanese ITMs(5)	Active Exchange-Traded Funds		Canadian Pooled Funds
College Savings Plans	Managed Accounts / Model Delivery			Japanese ITMs(5)
Canadian Pooled Funds				Private Funds
Active Exchange-Traded Funds
(1) Mutual fund models delivered to a third-party program sponsor,. (2)Société d'Investissement à Capital Variable (Luxembourg), (3)Fonds Commun de Placement (Luxembourg), (4)Open-Ended Investment Company (U.K.), (5)Japanese Investment Trust Management Funds, (6)Provided through our ActivePlus and Retirement Advisory Service Portfolios.

Investment Capabilities

We manage a broad range of investment strategies in equity, fixed income, multi-asset, and alternatives across sectors, styles and regions. Our strategies are designed to meet the varied and changing needs and objectives of investors and are delivered across a range of vehicles. The alternatives asset class includes strategies authorized to invest more than 50% of its holdings in private credit, leveraged loans, mezzanine, real assets, structured products, stressed / distressed, non-investment grade CLOs, special situations, or have absolute returns as its investment objective. Generally, only those strategies with longer than daily liquidity are included. We also offer specialized advisory services, including management of stable value investment contracts, modeled multi-asset solutions, and a distribution management service for the disposition of equity securities our clients receive from third-party venture capital investment pools.

20

The following tables set forth our broad investment capabilities as of December 31, 2021.

Equity
	Growth	Core	Value	Concentrated	Quantitative	Sustainable
U.S.:	All-Cap, Large-Cap, Mid-Cap, Small-Cap, Sectors	Large-Cap, Mid-Cap, Small-Cap	Large-Cap, Mid-Cap, Small-Cap	Large-Cap (Growth & Value)	Large-Cap (Value), Multi-Cap, Small-Cap	Large-Cap (Growth & Value)
Global / International:	All-Cap, Large-Cap, Small-Cap, Sectors, Regional	Large-Cap	Large-Cap, Regional	Large-Cap	Large-Cap (Growth & Value)	All-Cap, Large-Cap

Fixed Income
	Cash	Low Duration	High Yield / Bank Loans	Government	Securitized	Investment Grade Credit
U.S.:	Taxable Money, Tax-Exempt Money	Stable Value, Short-Term Bond, Short Duration Income, Ultra-Short Term Bond	Credit Opportunities, Floating Rate, US High Yield	US Inflation Protection, US Treasury	Securitized Credit, CLO, GNMA	US Investment Grade
Global / International:	N/R	N/R	Euro High Yield, High Income, Global High Yield	Global Government Bond, Global Government Bond ex-Japan, Global Government Bond High Quality	N/R	Global Investment Grade Corporate, Euro Investment Grade Corporate, Global Impact Credit
N/R - Not relevant

Fixed Income, cont'd
	Multi-Sector	Dynamic Suite	Emerging Markets	Municipal
U.S.:	QM US Bond, US Core Bond, US Core Plus, US Investment Grade Core, US Total Return	N/R	N/R	Tax-Free High Yield, Intermediate Tax-Free High Yield, Muni Intermediate, Tax-Free Long-Term, Tax-Free Short/Intermediate
Global / International:	Global Multi-Sector, Global Aggregate, International Bond, Euro Aggregate	Dynamic Credit, Dynamic Global Bond, Dynamic Global Bond Investment Grade, Dynamic Emerging Markets Bond	EM Bond, EM Corporate, EM Corporate High Yield, EM Corporate Investment Grade, EM Local Bond, Asia Credit	N/R
N/R - Not relevant

Multi-Asset
U.S. / Global / International:	Target Date, Custom Target Date	Target Allocation	Global Allocation	Global Income	Managed Volatility
	Custom Solutions	Real Assets	Retirement Income

Alternatives
U.S. / Global / International:	Private Credit	Leveraged Loans	Mezzanine	Real Assets / CRE	Structured Products
	Stressed / Distressed	CLOs - non-investment grade	Special Situations

20

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

Our research staff operates primarily from offices located in the U.S. and U.K. with additional staff based in Australia, China, Hong Kong, Japan, Singapore, and Switzerland. We also use research provided by brokerage firms and security analysts in a supportive capacity and information received from private economists, political observers, commentators, government experts, and market analysts. Our securities selection process for some investment portfolios is based on quantitative analysis using computerized data modeling.

From time to time, we introduce new strategies, investment vehicles, and other products to complement and expand our investment offerings, respond to competitive developments in the financial marketplace, and meet the changing needs of our investment advisory clients. We will introduce a new investment strategy if we believe that we have the appropriate investment management expertise and that its objective will be useful to investors over a long period. In 2021, we introduced five new strategies and several new share classes of existing strategies.

We typically provide seed capital for new investment products to enable the portfolio manager to begin building an investment performance history in advance of the portfolio receiving sustainable client assets. The length of time we hold our seed capital investment will vary for each new investment product as it is highly dependent on how long it takes to generate cash flows into the product from unrelated investors. We attempt to ensure that the new investment product has a sustainable level of assets from unrelated shareholders before we consider redemption of our seed capital investment in order to not negatively impact the new investment product's net asset value or its investment performance record. At December 31, 2021, we had seed capital investments in our products of $1.3 billion.

We may also close or limit new investments to new investors across T. Rowe Price investment products in order to maintain the integrity of the investment strategy and to protect the interests of its existing shareholders and investors. At present, the following strategies, which represent about 10% of total assets under management at December 31, 2021, are generally closed to new investors:

Strategy	Year closed
High Yield Bond	2012
U.S. Small-Cap Growth	2013
U.S. Small-Cap Core	2013
Capital Appreciation	2014
Emerging Markets Growth	2018
International Small-Cap Growth	2018

Investment Advisory Fees

We provide investment advisory services through our subsidiaries to the U.S. mutual funds; clients on a subadvised or separately managed account basis; collective investment trusts; and other T. Rowe Price products, including funds offered to investors outside the U.S. and portfolios offered through variable annuity life insurance plans in the U.S.

Nearly 62% of our investment advisory fees are earned from our U.S. mutual funds, while about 38% of our investment advisory fees are earned from our other investment portfolios. Ten of our 185 U.S. mutual funds - Blue Chip Growth, Capital Appreciation, Growth Stock, New Horizons, Mid-Cap Growth, Large-Cap Growth, Health Sciences, International Discovery, Retirement 2030, and Dividend Growth - accounted for approximately 29% of our investment advisory revenues in 2021, and approximately 22% of our assets under management at December 31, 2021. Our largest client account relationship, apart from the U.S. mutual funds, is with a third-party financial intermediary that accounted for about 7% of our investment advisory revenues in 2021.

20

U.S. Mutual Funds

At December 31, 2021, assets under our management in the U.S. mutual funds aggregated $871.4 billion, an increase of 9.7% or $76.8 billion from the beginning of the year. Investment advisory services are provided to each U.S. mutual fund under individual investment management agreements that grant the fund the right to use the
T. Rowe Price name. The Boards of the respective funds, including a majority of directors who are not interested persons of the funds or of T. Rowe Price Group (as defined in the Investment Company Act of 1940), must approve the investment management agreements annually. Fund shareholders approve material changes to these investment management agreements. Each agreement automatically terminates in the event of its assignment (as defined in the Investment Company Act) and, generally, either party may terminate the agreement without penalty after a 60-day notice. The termination of one or more of these agreements could have a material adverse effect on our results of operations. Independent directors and trustees of the U.S. mutual funds regularly review our fee structures.

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

The individual fund rates are generally flat rates that are set based on the fund’s specific investment objective. Several funds have tiered individual fund rates that reduce their individual flat fee based on certain asset levels of the fund as described in their prospectus. The effective fee rates for each of the stock, bond, and multi-asset funds on which we earned annual advisory fees of $10 million or greater in 2021, varied from a low of 31 basis points for the Short-Term Bond Fund to a high of 104 basis points for the International Discovery Fund.

The fee rate of several of the U.S. mutual funds, including the Target-Date, Index funds, and Spectrum funds as well as specific funds offered solely to institutional investors, does not include a group fee component but rather an individual fund fee or an all-inclusive fee. An all-inclusive fee covers both the investment management fee and ordinary operating expenses incurred by the fund and, as a result, our management fee varies with the level of operating expenses a fund incurs.

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

Additionally, we have contractual management fee waivers for certain U.S mutual funds, including nearly all money market funds, which could occur under certain specified circumstances. Unlike traditional expense limits for newly organized funds, these waivers will not be recovered by T. Rowe Price in the future. In addition to these contractual fee waivers, due to the low interest rate environment in 2021, we voluntarily waived $57.9 million, or less than 1%, of our investment advisory fees from certain of our money market mutual funds, trusts, and other investment portfolios in order to maintain a positive yield for investors. The firm expects to continue to waive fees through at least the first half of 2022.
20

Subadvised funds, separate accounts, collective investment trusts, and other investment products

Our subadvised, separate accounts, collective investment trusts, and other investment products had assets under management of $780.4 billion at December 31, 2021, an increase of $104.5 billion from the beginning of the year. This includes $10.9 billion of fee-basis assets under management attributable to separate accounts that were acquired as part of the OHA acquisition. Other investment products include open-ended investment products offered to investors outside the U.S. and products offered through variable annuity life insurance plans in the U.S. We earn investment management fees from these clients based on, among other things, the specific investment services to be provided, and these investment management fees are computed using the value of assets under management at a contracted annual fee rate or the products' effective fee rate for those with a tiered-fee rate structure.

The value of assets under management billed is generally based on daily valuations, end of billing period valuations, or month-end average valuations. In 2021, approximately 79% of our advisory fees were recognized based on daily portfolio valuations, 15% were based on end of billing period valuations, and 6% were based on month-end averages.

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

Our U.S. collective investment trusts, sponsored by T. Rowe Price Trust Company and subscribed to by certain qualified U.S. retirement plans, normally pay an all-inclusive tiered rate investment management fee computed on a daily basis.

Our standard form of investment advisory agreement with other T. Rowe Price products that pay management fees on a daily basis normally provides for termination with 30 days' notice. The following table details the services provided by certain of our subsidiaries based on our non-U.S. global investment products:

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
20

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

T. Rowe Price Retirement Plan Services provides participant accounting and plan administration for defined contribution retirement plans that invest in the U.S. mutual funds, the T. Rowe Price collective investment trusts, and funds outside the T. Rowe Price complex. On August 1, 2021, T. Rowe Price Retirement Plan Services expanded its relationship with FIS, a global technology leader, in which FIS assumed responsibility for managing retirement technology development and core operations for our full-service recordkeeping offering. T. Rowe Price Retirement Plan Services also provides transfer agent services to the U.S. mutual funds. The pricing on these transfer agent services is based on basis points of the related assets under management. Plan sponsors and participants compensate us for some of the administrative services while the U.S. mutual funds and outside fund families compensate us for maintaining and administering the individual participant accounts for those plans that invest in the respective funds. As of December 31, 2021, we provided recordkeeping services for $270 billion in assets under administration, of which nearly $163 billion are assets we manage.

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

Certain T. Rowe Price subsidiaries also provide non-discretionary advisory services to model delivered managed accounts. For these model delivered managed accounts, we provide the holdings and trades of the portfolio to the sponsor platforms to implement for their clients. The assets under advisement in these portfolios, predominantly in the United States, was $8 billion at December 31, 2021. The revenue earned on these services is recorded in administrative fees.

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

20

We believe that our lower fund cost structure, distribution methods, and fund shareholder and administrative services help promote the stability of our fund assets under management through market cycles.

Advertising and promotion expenses associated with the distribution of our investment products are recognized when incurred and include advertising and direct mail communications to potential shareholders, as well as substantial staff and communications capabilities to respond to investor inquiries. Marketing and promotional efforts are focused in print media, television, and digital and social media. Advertising and promotion expenditures vary over time based on investor interest, market conditions, new and existing investment offerings, and the development and expansion of new marketing initiatives, including the enhancement of our digital capabilities.

ACQUISITION OF OHA.

Beginning in 2022:

•T. Rowe Price will recognize investment advisory fees related to certain OHA products. OHA provides investment advisory services to private investment funds, CLOs and other private accounts in exchange for an investment advisory fee. Investment advisory fees from private investment funds are determined either monthly or quarterly, and are generally based on the private investment fund’s net asset value or invested capital. Investment advisory fees earned from CLOs include senior collateral management fees and subordinated collateral management fees, which are generally determined quarterly based on the sum of collateral principal amounts and the aggregate principal amount of all defaulted obligations. If amounts distributable on any payment date are insufficient to pay the collateral management fee according to the priority of payments, any shortfall is deferred and payable on subsequent payment dates. Investment advisory fees from private accounts are determined either monthly or quarterly and are generally based upon the net asset value of the account.

•T. Rowe Price will recognize performance-based fees related to OHA products. In connection with the management contracts from certain private accounts, OHA is entitled to receive performance-based incentive fees when investment returns exceed a certain performance hurdle. In such arrangements, incentive fees are recognized when the performance benchmark has been achieved, which is generally measured on an annual basis. Incentive fees are considered a form of variable consideration, and as such, these fees are subject to potential reversal up until the end of the measurement period (which is generally one year) when the performance-based incentive fees become fixed, determinable, and are not subject to significant reversal. Incentive fees are generally paid within 90 days of the end of the private account’s measurement period.

•T. Rowe Price will recognize income earned from interests in general partners of certain affiliated private investment funds that are entitled to a disproportionate allocation of income, which is also referred to as carried interest. We will record our proportionate share of the investment funds' income assuming the funds were liquidated as of each reporting date pursuant to each investment fund's governing agreements. A portion of this income will be allocated to non-controlling interest holders and will be reflected as compensation expense in the future.

REGULATION.

All aspects of our business are subject to extensive federal, state, and foreign laws and regulations. These laws and regulations are primarily intended to benefit or protect our clients and T. Rowe Price product shareholders. They generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the conduct of our business in the event that we fail to comply with laws and regulations. Possible sanctions that may be imposed on us, in the event that we fail to comply, include the suspension of individual employees, limitations on engaging in certain business activities for specified periods of time, revocation of our investment adviser and other registrations, censures, and fines. Furthermore, the regulations to which we are subject continue to change over time, resulting in uncertainty for our business as we must adapt to new laws and regulatory regimes.

As a global company which offers its products to customers in a variety of jurisdictions, our subsidiaries are registered with or licensed by various U.S. and/or non-U.S. regulators. We are subject to various securities, compliance, corporate governance, disclosure, privacy, anti-bribery and anti-corruption, anti-money laundering, anti-terrorist financing, and economic, trade and sanctions laws and regulations, both domestically and internationally, as well as to various cross-border rules and regulations, and the data protection laws and regulations of numerous
20

jurisdictions, including the General Data Protection Regulation (“GDPR”) of the European Union (“EU”). We also must comply with complex and changing tax regimes in the jurisdictions where we operate our business.
The following table shows the regulator to certain of our subsidiaries:

Regulator	T. Rowe Price Entity
Within the U.S.
Securities & Exchange Commission	- T. Rowe Price Associates	- T. Rowe Price Hong Kong
	- T. Rowe Price International	- T. Rowe Price Japan
	- T. Rowe Price Australia	- T. Rowe Price Singapore
	- T. Rowe Price (Canada)	- T. Rowe Price Advisory Services
	- T. Rowe Price Investment Management	- Oak Hill Advisors
	- Oak Hill Advisors (Europe)	- OHA (UK)

All entities above are registered as investment advisers under the Investment Advisers Act of 1940, which imposes substantive regulation around, among other things, fiduciary duties to clients, transactions with clients, effective compliance programs, conflicts of interest, advertising, recordkeeping, reporting, and disclosure requirements.

State of Maryland, Commissioner of Financial Regulation	- T. Rowe Price Trust Company

Outside the U.S.
Financial Conduct Authority	- T. Rowe Price International
- T. Rowe Price UK
- Oak Hill Advisors (Europe)
- OHA (UK)
Securities and Futures Commission	- T. Rowe Price Hong Kong
- Oak Hill Advisors (Hong Kong)
Monetary Authority of Singapore	- T. Rowe Price Singapore
Several provincial securities commissions in Canada	- T. Rowe Price (Canada)
Commission de Surveillance du Secteur Financier	- T. Rowe Price (Luxembourg) Management Sàrl
- OHA Services Sàrl
Australian Securities and Investments Commission	- T. Rowe Price Australia
- Oak Hill Advisors (Australia) Pty
Japan Financial Services Agency	- T. Rowe Price Japan
Swiss Financial Market Supervisory Authority	- T. Rowe Price (Switzerland)

Serving the needs of retirement savers is an important focus of our business. Such activities are subject to regulators such as the U.S. Department of Labor, and applicable laws and regulations including the Employee Retirement Income Security Act of 1974.

Registrations
•Our subsidiaries providing transfer agent services, T. Rowe Price Services and T. Rowe Price Retirement Plan Services, are registered under the Securities Exchange Act of 1934.

•T. Rowe Price Investment Services is a registered broker-dealer and member of the Financial Industry Regulatory Authority ("FINRA") and the Securities Investor Protection Corporation. This subsidiary provides brokerage services to our U.S. mutual funds. Pershing, a third-party clearing broker and an affiliate of BNY Mellon, maintains our brokerage’s customer accounts and clears all transactions.

20

•T. Rowe Price Associates and certain subsidiaries are registered as commodity trading advisors and/or commodity pool operators with the Commodity Futures Trading Commission and are members of the National Futures Association.

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

In recent years, we have faced significant competition from passive oriented investment strategies. As a result, such products have taken market share from active managers. While we cannot predict how much market share these competitors will gain, we believe there will always be demand for good active management investment products.

In order to maintain and enhance our competitive position, we may review acquisition and venture opportunities and, if appropriate, engage in discussions and negotiations that could lead to the acquisition of a new equity or other financial relationships.

HUMAN CAPITAL.

At T. Rowe Price, our people set us apart. We thrive because our company culture is based on collaboration and diversity. We believe that our culture of collaboration enables us to identify opportunities others might overlook. Our associates’ knowledge, insight, enthusiasm, and creativity are the reason our clients succeed and our firm excels. In order to attract and retain the highest quality talent, we develop key talent and succession plans, invest in Company diversity and inclusion initiatives, provide opportunities for our associates to learn and grow, provide strong, competitive, and regionally specific benefits and programs that promote the health and wellness of our associates, both personally and financially. Our diversity, equity, and inclusion initiatives have garnered recognitions, including Pensions & Investments 2020 Best Places to Work in Money Management and Best Places to work for LGBTQ Equality by the Human Rights Campaign Foundation. Although we have made progress in our workforce diversity representation, we seek to continuously improve in this area. Our goal is to increase our hiring and the retention and development of talent from groups that are underrepresented in asset management, including both women and ethnically diverse individuals. Pursuant to this goal, each year we establish annual corporate diversity and inclusion goals to continue improving our hiring, development, advancement, and retention of diverse talent and our overall diversity representation. At the end of 2021, women comprised 44.1% of our associates globally. In addition, at the end of 2021, 29.9% of our U.S. associates were racially and ethnically diverse. Furthermore, we are committed to pay equity for employees doing similar work, regardless of gender, race or ethnicity, and we conduct pay equity analyses on a regular basis and adjust our associates pay accordingly.

At December 31, 2021, we employed 7,529 associates, a decrease of 1.9% from the 7,678 associates employed at the end of 2020. The decrease in the number of associates is directly a result of our expanded relationship with FIS Capital Markets US LLC ("FIS"), which began providing technology development and core operations for our full-service recordkeeping offering in August 2021, and in which approximately 800 T. Rowe Price operations and technology associates transitioned to FIS on August 1, 2021. On December 29, 2021, we added 333 associates as a result of the acquisition of OHA. We may add temporary and part-time personnel to our staff from time to time to meet periodic and special project demands, primarily for technology and mutual fund administrative services.
20

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
•General Financial Market Declines. We derive a significant portion of our revenues from advisory fees on managed investment portfolios. A downturn in financial markets would cause the value of assets under our management to decrease, and may also cause investors to withdraw their investments, thereby further decreasing the level of assets under our management.
•Investment Concentration. The allocation of investment products for assets under management within market segments or strategies may impact associated fees that can vary depending on product offerings.
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
•Investing Trends. Changes in investing trends, particularly investor preference for passive or alternative investment products as well as increasing investor preference for environmentally and socially responsible investment products, and changes in retirement savings trends, may reduce interest in our products and may alter our mix of assets under management.
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

In the event that we decide to reduce the fees we charge for investment advisory services in response to competitive pressures, which we have done selectively in the past, revenues and operating margins could be
20

adversely impacted. Fee reductions may vary depending on strategy and product offerings, which could result in investment rebalancing or reallocation adversely impacting revenues and operating margins.

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

New investment strategies, investment vehicles, distribution channels, or other evolutions of or additions to our business may increase the risk that our existing systems may not be adequate to control the risks introduced by such changes. Significant business changes may require us to update our processes or technology and may increase risk to meeting our business objectives. In addition, our information systems and technology platforms might not be able to accommodate our continued growth, and the cost of maintaining such systems might increase from its current level. If any of these factors were to arise it could disrupt our operations, increase our expenses or result in financial exposure, regulatory inquiry or reputational damage.

Our business model is dependent on our personnel, as well as others involved in our business, such as third-party vendors, providers and other intermediaries, who support internal controls, supervision, technology and training to provide comfort that our activities do not violate applicable guidelines, rules and regulations or adversely affect our clients, counterparties or us, and all of which are subject to potential human errors. Our personnel and others involved in our business may make errors that are not always immediately detected, which may disrupt our operations, cause losses, lead to regulatory fines or sanctions, litigation, or otherwise damage our reputation.

The quantitative models we use may contain errors, which could result in financial losses or adversely impact product performance and client relationships.

We use various quantitative models to support investment decisions and investment processes, including those related to portfolio management and portfolio risk analysis, as well as those related to client investment or savings advice or guidance. Any errors in the underlying models or model assumptions could have unanticipated and adverse consequences on our business and reputation.

Any damage to our reputation could harm our business and lead to a loss of revenues and net income or access to capital.

We have spent many years developing our reputation for integrity, strong investment performance, and superior client service. Our brand is a valuable intangible asset, but it is vulnerable to a variety of threats that can be difficult or impossible to control, and costly or even impossible to remediate. Regulatory inquiries and rumors can tarnish or substantially damage our reputation, even if those inquiries are satisfactorily addressed. Actual or perceived failure to adequately address the environmental, social, and governance ("ESG") expectations of our various stakeholders could lead to a tarnished reputation and loss of client assets or harm our access to capital. Furthermore, ESG issues have been the subject of increased focus by regulators and any inability to meet applicable requirements or expectations may adversely impact our reputation. Misconduct by our employees or third-party service providers could likewise adversely impact our reputation and lead to a loss of client assets. While we maintain policies, procedures, and controls to reduce the likelihood of unauthorized activities, we are subject to the risk that our associates or third parties acting on our behalf may circumvent controls or act in a manner inconsistent with our policies and procedures. Real or perceived conflicts between our clients’ interests and our own, as well as any fraudulent activity or other exposure of client assets or information, may impair our reputation and subject us to litigation or regulatory action. Any damage to our brand could impede our ability to attract and retain clients and key personnel, and reduce the amount of assets under our management, any of which could have a material adverse effect on our revenues and net income.

20

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

We are subject to income taxes as well as non-income-based taxes, in both the United States and various foreign jurisdictions. We cannot predict future changes in the tax regulations to which we are subject, and these regulations could have a material impact on our tax liability or result in increased costs of our tax compliance efforts.
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

20

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

These contracted third-party intermediaries generally offer their clients various investment products in addition to, and in competition with, our investment products, and have no contractual obligation to encourage investment in our products. It would be difficult for us to acquire or retain the management of those assets without the assistance of the intermediaries, and we cannot assure that we will be able to maintain an adequate number of investment product offerings and successful distribution relationships. In addition, some investors rely on third-party financial planners, registered investment advisers, and other consultants or financial professionals to advise them on the choice of an investment adviser and investment products. These professionals and consultants can favor a competing investment product as better meeting their particular clients' needs. We cannot assure that our investment products will be among their recommended choices in the future. Further, their recommendations can change over time and we could lose their recommendation and their clients' assets under our management. Mergers, acquisitions, and other ownership or management changes could also adversely impact our relationships with these third-party intermediaries. As a result of these changes, more of our revenues may be concentrated with fewer intermediaries, which may impact our dependence on these intermediaries. The presence of any of the adverse conditions discussed above would reduce revenues and net income, possibly by material amounts.

Natural disasters and other unpredictable events could adversely affect our operations.

Armed conflicts, trade wars, tariffs or sanctions, terrorist attacks, cyberattacks, power failures, epidemics or pandemics, climate change, increased severity of weather events, or natural disasters and other events outside of our control could adversely affect our revenues, expenses, and net income by:

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

A significant portion of our business operations are concentrated in the Baltimore, Maryland region; Colorado Springs, Colorado; and in London, England. In addition, we maintain offices with associates in many other global locations, including Sydney, Australia; Hong Kong; Singapore; Tokyo, Japan; and Luxembourg. We have developed various backup systems and contingency plans, but we cannot be assured that those preparations will be adequate in all circumstances that could arise, or that material interruptions and disruptions will not occur. We also rely to varying degrees on outside vendors for service delivery in addition to technology and disaster contingency support, and we cannot be assured that these vendors will be able to perform in an adequate and timely manner. If we lose the availability of any associates, or, if we are unable to respond adequately to such an event in a timely manner, we may be unable to timely resume our business operations, which could lead to financial losses, a tarnished reputation and loss of clients that could result in a decrease in assets under management, lower revenues, and materially reduced net income.

20

Our business, financial condition, and results of operation may be adversely affected by the coronavirus or other global pandemics.

Since early 2020, global financial markets have been monitoring and reacting to the novel coronavirus pandemic. The spread of the coronavirus has created significant volatility, uncertainty and economic disruption to the global economy and may further impact our business, financial condition and results of operations. The coronavirus pandemic has adversely affected global financial markets and impacted global supply chains. Health concerns and uncertainty regarding continued coronavirus impacts could lead to further and/or increased volatility in global capital and credit markets, adversely affect our key executives and other personnel, clients, investors, providers, suppliers, lessees, and other third parties, and negatively impact our assets under management ("AUM"), revenues, income, business and operations. Since our revenue is based on the market value and composition of the assets under our management, the ultimate impact on global financial markets and our clients’ decisions related to this event could adversely affect our revenue and operating results.

Furthermore, while we have in place robust and well-established business continuity plans that address the potential impact to our associates and our facilities, and a comprehensive suite of technologies which enable our associates to work remotely and conduct business, and to date while we have been successful in navigating these challenges, no assurance can be given that the steps we have taken will continue to be effective or appropriate. Additionally, we must effectively ensure a safe working environment for associates working onsite in our offices, and adequately manage the post-pandemic transition from remote to onsite or a hybrid working environment. In the event that our associates become incapacitated by the coronavirus, our business operations may be impacted, which could lead to reputational and financial harm.

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

On December 29, 2021, we completed our acquisition of OHA. Important ongoing integration-related risks, including that the anticipated benefits of the transaction may not be fully realized, or may take longer to realize than expected, or that the integration may cost more or take longer than expected, could adversely impact our operating results. The ongoing integration of OHA is a time-consuming process that could distract our management and disrupt our business. A significant portion of OHA's revenue is derived from performance fees on investment advisory agreements and carried interest from general partner interests in affiliated private investment funds. Generally, OHA is entitled to a performance fee and carried interest under these agreements only in cases where the related
20

portfolio investment return exceeds agreed-upon relative or absolute investment return thresholds, and there can be no assurance that these thresholds will be met.

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

Due to the global nature of our investment advisory business, our key personnel may have reasons to travel to regions susceptible to higher risk of civil unrest, organized crime or terrorism, and we may be unable to ensure the safety of personnel traveling to these regions. We have near- and long-term succession planning processes, including programs to develop our future leaders, which are intended to address future talent needs and minimize the impact of losing key talent. However, in order to retain or replace our key personnel, we may be required to increase compensation, which would decrease net income. The loss of key personnel could damage our reputation and make it more difficult to retain and attract new employees and investors. Losses of assets from our client investors would decrease our revenues and net income, possibly materially.

LEGAL AND REGULATORY RISKS.

Compliance within a complex regulatory environment imposes significant financial and strategic costs on our business, and non-compliance could result in fines and penalties.

If we are unable to maintain compliance with applicable laws and regulations, we could be subject to criminal and civil liability, the suspension of our employees, fines, penalties, sanctions, injunctive relief, exclusion from certain markets, or temporary or permanent loss of licenses or registrations necessary to conduct our business. A regulatory proceeding, even if it does not result in a finding of wrongdoing or sanctions, could consume substantial expenditures of time and capital. Any regulatory investigation and any failure to maintain compliance with applicable laws and regulations could severely damage our reputation, adversely affect our ability to conduct business and decrease revenue and net income, and potentially result in complex litigation.

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
20

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

•There has been substantial regulatory and legislative activity at federal and state levels regarding standards of care for financial services firms, related to both retirement and taxable accounts and the United States Department of Labor intends to propose new fiduciary rules applicable to retirement plans and accounts that comprise a majority of our accounts. Actions taken by applicable regulatory or legislative bodies may impact our business activities and increase our costs.

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

•The Commodity Futures Trading Commission ("CFTC") regulation may limit the ability of certain T. Rowe Price investment products to use futures, swaps, and other derivatives. We have registered certain subsidiaries with the CFTC, subjecting us to additional regulatory requirements and costs, but also providing us additional flexibility to utilize such products. Nonetheless, there are still certain limitations on our investment products due to CFTC rules.

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
20

investment research used by our UK-based investment manager, T. Rowe Price International Ltd, in 2018, and we now pay for all the research needs of our investment professionals globally.
•New laws or regulations involving ESG integration and disclosure may materially impact the asset management industry. For example, the EU’s recent action plan on financing sustainable growth includes initiatives to integrate ESG into the financial system. Furthermore, the SEC and other regulators in the U.S. have announced plans to pursue similar initiatives, including additional disclosure obligations that would apply to our business operations, our employee and board diversity and other ESG-related matters.

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
20

•client service,
•accounting and internal financial reporting processes and controls,
•data security and integrity, and
•regulatory compliance and reporting.

All of our technology systems, including those provided by vendors, are vulnerable to disability or failures due to cyberattacks, natural disasters, power failures, acts of war or terrorism, sabotage, coding errors and other causes. A suspension or termination of vendor-provided software licenses or related support, upgrades, and maintenance could cause system delays or interruption. Although we have robust business and disaster recovery plans, if our technology systems, including those provided by vendors, were to fail and we were unable to recover in a timely way, we would be unable to fulfill critical business functions, which could lead to a loss of clients and could harm our reputation. A technological breakdown or disruption in services from a vendor could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to disciplinary action and liability to our clients.

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

We are dependent on the effectiveness of the information and cybersecurity policies, procedures and capabilities we maintain to protect our systems and data. An externally caused information security incident, such as a cyberattack, a phishing scam, virus, ransomware attack, denial-of-service attack, or an attack launched from within the Company could materially interrupt business operations or cause disclosure or modification of confidential client or competitive information. In addition, our third-party vendors and other intermediaries with which we conduct business and transmit data could be subject to a successful cyberattack or other information security event, and we cannot ensure that such third parties have all appropriate controls in place to protect the confidentiality of information in the custody of those third parties or to allow them to continue their business operations, including their services to us, in a timely manner.

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
20

•subject us to liability for a failure to safeguard data of clients, associates, and other parties,
•result in the termination of contracts by our existing clients,
•subject us to regulatory action and potential litigation, and
•require significant capital and operating expenditures to investigate and remediate the breach.

Furthermore, if any person, including any of our associates, negligently disregards or intentionally overrides or circumvents our established controls with respect to confidential data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions.

We are subject to numerous laws and regulations designed to protect this information, such as U.S. federal and state laws and foreign laws and regulations governing the protection of personal or confidential data, such as the EU’s General Data Protection Regulation. Governmental authorities throughout the U.S. and around the world have enacted or are considering similar types of legislative and regulatory proposals concerning data protection. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the collection, use, dissemination and security of data. Each of these privacy, security, and data protection laws and regulations could impose significant limitations, require changes to our business, or restrict our use or storage of personal information, which may increase our compliance expenses and make our business more costly or less efficient to conduct.

Item 1B. Unresolved Staff Comments.

None.

Item 2.Properties.

Our corporate headquarters occupies 472,000 square feet of space under lease at 100 East Pratt Street in Baltimore, Maryland. In December 2020, we announced that we are moving our headquarters in 2024 to a complex to be built with approximately 550,000 square feet of space under lease in Baltimore, Maryland. In 2024, we will vacate the space at 100 East Pratt Street.

We have offices in 16 countries around the world, including the U.S.

Our operating and servicing activities are largely conducted at owned facilities in campus settings comprising 1.1 million square feet on two parcels of land in close proximity to Baltimore in Owings Mills, Maryland, and about 290,000 square feet in Colorado Springs, Colorado. We also maintain a nearly 60,000 square foot technology support facility in Hagerstown, Maryland.

We lease all our offices outside the U.S. with London and Hong Kong being our largest, as well as our business operations recovery site in Maryland, our technology development center in New York City, and offices in San Francisco, Washington D.C. and Philadelphia.

The acquisition of OHA adds leased offices in the United States (New York City, Fort Worth, and San Francisco), United Kingdom (London), Australia (Sydney), Hong Kong, and Luxembourg.

Information concerning our anticipated capital expenditures in 2022 is set forth in the capital resources and liquidity and material cash commitments discussions in Item 7 of this Form 10-K and our future minimum rental payments under noncancellable operating leases at December 31, 2021 is set forth in the Leases footnote to our audited consolidated financial statements in Item 8 of this Form 10-K.

Item 3.Legal Proceedings.

For information about our legal proceedings, please see our Commitments and Contingencies footnote to our audited consolidated financial statements in Item 8. of this Form 10-K.

20

Item 4.Mine Safety Disclosures.

Not applicable.

Information about our Executive Officers.

The following information includes the names, ages, and positions of our executive officers as of February 24, 2022. There are no arrangements or understandings pursuant to which any person serves as an officer. The first eleven individuals are members of our management committee.

Robert W. Sharps (50), Chief Executive Officer since 2022, a Director and President since 2021, Head of Investments from 2018 to 2021, Group Chief Investment Officer from 2017 to 2021, Co-Head of Global Equity from 2017 to 2018, Lead Portfolio Manager, Institutional U.S. Large-Cap Equity Growth Strategy from 2001 to 2016, and a Vice President from 2001 to 2021.

Jennifer B. Dardis (49), Chief Financial Officer and Treasurer since 2021, Head of Finance in 2021 and Head of Corporate Strategy from 2016 to 2021, and a Vice President from 2010.

Glenn August (60), Chief Executive Officer of Oak Hill Advisors, L.P. (“OHA”), a Director and Vice President since 2021. He founded OHA in 1990.

Robert C.T. Higginbotham (54), Head of Global Distribution since 2019 and interim Chief Operating Officer since 2021, Head of Global Investment Management Services from 2018 to 2019, Head of Global Investment Services from 2012 to 2018, and a Vice President since 2012.

Stephon A. Jackson (59), Head of T. Rowe Price Investment Management since 2020, Associate Head of U.S Equity from 2020 to 2021, and a Vice President since 2007.

Andrew C. McCormick (61), Head of Fixed Income since 2019 and chief investment officer since 2022, Head of U.S. Taxable Bond from 2013 to 2018, and a Vice President since 2008.

Josh Nelson (45), Head of U.S. Equity since 2022, Associate Head of U.S. Equity in 2021, Director of Equity Research North America from 2019 to 2021, and a Vice President since 2007.

David Oestreicher (54), General Counsel since 2020, Corporate Secretary since 2012, and a Vice President since 2001. From 2009 through 2020, Mr. Oestreicher was the Chief Legal Counsel.

Sebastien Page (45), Head of Global Multi-Asset and a Vice President since 2015 and chief investment officer since 2022.

Justin Thomson (54), Head of International Equity since 2021, chief investment officer since 2017, Co-Head of Global Equity in 2021, and a Vice President since 2001.

Eric L. Veiel (50), Head of Global Equity and chief investment officer since 2022. Co-Head of Global Equity from 2018 to 2021, Head of U.S. Equity from 2016 to 2021, Director of Equity Research North America from 2014 to 2015, and a Vice President since 2006.

Jessica M. Hiebler (46), Principal Accounting Officer since 2010, Controller since 2020 and a Vice President since 2009.
20

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock ($.20 par value per share) trades on the NASDAQ Global Select Market under the symbol TROW. Dividends per share during the past two years were:

	1st quarter	2nd quarter	3rd quarter	4th quarter
2021	$1.08	$4.08	$1.08	$1.08
2020	$.90	$.90	$.90	$.90

The cash dividends declared during the second quarter of 2021 include a special dividend of $3.00 per share that was declared in June 2021 and paid in July 2021.

Our common stockholders have approved all of our equity-based compensation plans. These plans provide for the following issuances of shares of our common stock at December 31, 2021:

	Employee and non-employee director plans	Employee stock purchase plan	Total
Exercise of outstanding options	2,846,579	—	2,846,579
Settlement of outstanding restricted stock units	5,795,395	—	5,795,395
Future issuances	11,584,645	1,320,803	12,905,448
Total	20,226,619	1,320,803	21,547,422

The outstanding options included in the table above have a weighted-average exercise price of $72.87. Under the terms of the 2020 Long-Term Incentive Plan, approved by stockholders in May 2020, and the 2012 Long-Term Incentive Plan, the number of shares provided and available for future issuance will increase as we repurchase common stock in the future with the proceeds from stock option exercises. No shares have been issued under our Employee Stock Purchase Plan since its inception; all shares have been purchased in the open market.

The following table presents repurchase activity during the fourth quarter of 2021.

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program
October	1,642,691	$198.35	1,642,144	16,936,065
November	502,337	$211.52	499,434	16,436,631
December	912,105	$195.49	910,721	15,525,910
Total	3,057,133	$199.66	3,052,299

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorizations, outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the fourth quarter of 2021, 4,834 were related to shares surrendered in connection with employee stock option exercises and none were related to shares withheld to cover tax withholdings associated with the vesting of restricted stock awards.

20

The following table details the changes in and status of the Board of Directors’ outstanding publicly announced board authorizations.

Authorization dates	12/31/2020	Additional shares authorized	Total Number of Shares Purchased	Maximum Number of Shares that May Yet Be Purchased at 12/31/2021
February 2019	6,467,311	—	(5,941,401)	525,910
March 2020	15,000,000	—	—	15,000,000
	21,467,311	—	(5,941,401)	15,525,910

We have 1,044 stockholders of record and approximately 510,000 beneficial stockholder accounts held by brokers, banks, and other intermediaries holding our common stock. Common stock owned outright by our associates and directors, combined with outstanding vested stock options and unvested restricted stock awards, total approximately 9% of our outstanding stock and outstanding vested stock options at December 31, 2021.

Item 6.Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW.

Our 2021 revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in U.S. mutual funds, subadvised funds, separately managed accounts, collective investment trusts, and other T. Rowe Price products. The other T. Rowe Price products include: open-ended investment products offered to investors outside the U.S. and products offered through variable annuity life insurance plans in the U.S. We also provide certain investment advisory clients with related administrative services, including distribution, mutual fund transfer agent, accounting, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; brokerage; trust services; and non-discretionary advisory services through model delivery.

We manage a broad range of U.S., international and global stock, bond, and money market mutual funds and collective investment trusts and other investment products, which meet the varied needs and objectives of individual and institutional investors. Investment advisory revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets under management affect our revenues and results of operations. Additionally, approximately 30% of our operating expenses for the years ended December 31, 2021, 2020 and 2019 are impacted by changes in assets under management.

We incur significant expenditures to develop new products and services and improve and expand our capabilities and distribution channels in order to attract new investment advisory clients and additional investments from our existing clients. These efforts often involve costs that precede any future revenues that we may recognize from an increase to our assets under management.

The general trend to passive investing has been persistent and accelerated in recent years, which has negatively impacted our new client inflows. However, over the long term we expect well-executed active management to play an important role for investors. In this regard, we have ample liquidity and resources that allow us to take advantage of attractive growth opportunities. We are investing in key capabilities, including investment professionals, distribution professionals, technologies, and new product offerings; and, most importantly, we provide our clients with strong investment management expertise and service.

On December 29, 2021, we completed our acquisition of Oak Hill Advisors, L.P., a leading alternative credit manager, and other entities that had common ownership (collectively, OHA). We acquired 100% of the equity interests of Oak Hill Advisors, L.P., 100% of the equity interests in entities that make co-investments in certain affiliated private investment funds (the "co-investment entities") and a majority of the equity interests in entities that have interests in general partners of affiliated private investment funds and are entitled to a disproportionate allocation of income (the "carried interest entities"). The acquisition of OHA included $57 billion of capital under management, of which $47 billion of fee-basis assets under management was added to our assets under management as of the date of the acquisition. The acquisition accelerates our expansion into alternatives
20

investment markets and complements our existing global platform and ongoing strategic initiatives in our core investments and distribution capabilities. Alternative credit strategies continue to be in demand from investors across the globe seeking attractive yields and risk-adjusted returns.

MARKET TRENDS.

Even though the coronavirus pandemic continued, major U.S. stock indexes climbed in 2021, extending the brisk rebound that started in late-March 2020. Equities advanced as the economy reopened and recovered—facilitated by the rollout of coronavirus vaccines and some federal fiscal relief—and as corporations reported robust earnings growth. Elevated inflation stemming in part from shortages of some goods and materials amid global supply chain disruptions, the emergence of variants of the coronavirus, and the Federal Reserve’s decision to taper its monthly asset purchases starting in November were among the factors that have weighed on the financial markets.

Stocks in developed non-U.S. equity markets rose but lagged U.S. shares. European stock markets were broadly positive in U.S. dollar terms. Several markets produced gains exceeding 20%. Shares in Spain and Portugal trailed with gains of less than 2%. Developed Asian markets were mixed in dollar terms. Hong Kong stocks fell about 4% due in part to the Chinese government’s regulatory crackdown in certain sectors, as well as concerns about some highly indebted firms in the Chinese property market. Japanese shares gained about 2%.

Stocks in emerging markets generally declined in U.S. dollar terms, as currency weakness versus the dollar reduced local returns to U.S. investors. In Asia, stocks in Taiwan and India surged almost 27%, but Chinese shares fell nearly 22% amid the government’s regulatory crackdown and concerns about the property market. Latin American markets were also mixed, as several countries struggled with political uncertainty, currency weakness, and elevated inflation that prompted central banks to raise short-term interest rates. Stocks in most emerging European markets appreciated, but Turkish shares and the lira plunged as the central bank reduced short-term interest rates in the final months of the year despite elevated inflation.

Returns of several major equity market indexes for 2021 are as follows:

S&P 500 Index	28.7%
NASDAQ Composite Index(1)	21.4%
Russell 2000 Index	14.8%
MSCI EAFE (Europe, Australasia, and Far East) Index	11.8%
MSCI Emerging Markets Index	(2.2)%
(1) Returns exclude dividends

Global bond returns were mostly negative amid rising bond market interest rates and, as the year progressed, growing expectations for major central banks to curtail their stimulus efforts. In the U.S., yields rose across the Treasury yield curve—especially in the intermediate-term portion of the curve—amid expectations that the Federal Reserve’s tapering of monthly asset purchases, which began in November, will be a prelude to tighter monetary policy sometime in 2022. The 10-year U.S. Treasury note yield increased from 0.93% to 1.52% in 2021.

In the U.S. taxable investment-grade universe, Treasury securities performed worst, while corporate, mortgage-backed, and commercial mortgage-backed securities fell to a lesser extent. Asset-backed securities held up best, albeit with slight losses. Tax-free municipal securities produced positive returns, as municipal yields rose less than comparable Treasury yields. High yield bonds strongly outperformed for the year.

Bonds in developed non-U.S. markets declined in U.S. dollar terms, as a stronger U.S. dollar versus the yen, the euro, and other currencies reduced local returns to U.S. investors. Emerging markets bonds also declined, as bond yields increased and many emerging countries raised short-term interest rates in an attempt to stem inflation. Local currency issues fared worse than dollar-denominated debt, as most emerging markets currencies declined against the dollar.

20

Returns of several major bond market indexes for 2021 are as follows:

Bloomberg Barclays U.S. Aggregate Bond Index	(1.5)%
JPMorgan Global High Yield Index	4.9%
Bloomberg Barclays Municipal Bond Index	1.5%
Bloomberg Barclays Global Aggregate Ex-U.S. Dollar Bond Index	(7.1)%
JPMorgan Emerging Markets Bond Index Plus	(4.5)%

ASSETS UNDER MANAGEMENT.

Assets under management ended 2021 at $1,687.8 billion, an increase of $217.3 billion from the end of 2020. This increase was primarily driven by market appreciation and income, net of distributions not reinvested, of $198.9 billion. The acquisition of OHA completed on December 29, 2021 included $57 billion of capital under management (which includes net assets value, portfolio value and/or unfunded capital), of which $46.9 million of fee-basis assets under management are included in the assets under management in the tables below. These increases were partially offset by net cash outflows of $28.5 billion for 2021. Clients transferred $23.8 billion in net assets from the U.S. mutual funds primarily to collective investment trusts, of which $16.2 billion transferred into the retirement date trusts.

The following table details changes in our assets under management by vehicle during the last three years:

(in billions)	U.S. mutual funds	Subadvised and separate accounts	Collective investment trusts and other investment products	Private investment funds and CLOs	Total
Assets under management at December 31, 2018	$564.5	$250.0	$147.8	$—	$962.3

Net cash flows before client transfers	7.6	(.3)	5.9	—	13.2
Client transfers(1)	(23.2)	1.1	22.1	—	—
Net cash flows after client transfers	(15.6)	.8	28.0	—	13.2
Net market depreciation, net of income	135.6	63.0	34.5	—	233.1
Distributions not reinvested	(1.8)	—	—	—	(1.8)
Change during the period	118.2	63.8	62.5	—	244.5

Assets under management at December 31, 2019	682.7	313.8	210.3	—	1,206.8

Net cash flows before client transfers	(11.5)	8.0	9.1	—	5.6
Client transfers(1)	(13.7)	2.0	11.7	—	—
Net cash flows after client transfers	(25.2)	10.0	20.8	—	5.6
Net market appreciation and income	140.0	76.3	43.7	—	260.0
Distributions not reinvested	(2.9)	—	(.2)	—	(3.1)
Acquired assets under management	—	—	1.2	—	1.2
Change during the period	111.9	86.3	65.5	—	263.7

Assets under management at December 31, 2020	794.6	400.1	275.8	—	1,470.5

Net cash flows before client transfers	(4.9)	(34.0)	10.4	—	(28.5)
Client transfers(1)	(23.8)	2.7	21.1	—	—
Net cash flows after client transfers	(28.7)	(31.3)	31.5	—	(28.5)
Net market appreciation and income	111.8	57.4	36.2	—	205.4
Distributions not reinvested	(6.3)	—	(.2)	—	(6.5)
Change during the period	76.8	26.1	67.5	—	170.4
Preacquisition assets under management at December 31, 2021	871.4	426.2	343.3	—	$1,640.9
Acquired fee-basis assets under management	—	10.9	—	36.0	46.9
Assets under management at December 31, 2021	$871.4	$437.1	$343.3	$36.0	$1,687.8
(1) In all three years, the majority of the client transfers were from the T. Rowe Price U.S. mutual funds to the T. Rowe Price collective investment trusts, which are included in collective investment trusts and other investment products.

20

The following table details changes in our assets under management by asset class during the last three years:

(in billions)	Equity	Fixed income, including money market	Multi-asset(1)	Alternatives(2)	Total
Assets under management at December 31, 2018	$539.9	$136.1	$286.3	$—	$962.3

Net cash flows	(.2)	3.5	9.9	—	13.2
Net market depreciation, net of income(3)	159.2	8.3	63.8	—	231.3
Change during the period	159.0	11.8	73.7	—	244.5

Assets under management at December 31, 2019	698.9	147.9	360.0	—	1,206.8

Net cash flows	—	14.1	(8.5)	—	5.6
Net market appreciation and income(3)	196.9	5.5	54.5	—	256.9
Acquired assets under management	—	1.2	—	—	1.2
Change during the period	196.9	20.8	46.0	—	263.7

Assets under management at December 31, 2020	895.8	168.7	406.0	—	1,470.5

Net cash flows	(44.6)	1.2	14.9	—	(28.5)
Net market appreciation and income(3)	141.5	.6	56.8	—	198.9
Change during the period	96.9	1.8	71.7	—	170.4
Preacquisition assets under management at December 31, 2021	992.7	170.5	477.7	—	$1,640.9
Acquired fee-basis assets under management	—	5.2	—	41.7	46.9
Assets under management at December 31, 2021	$992.7	$175.7	$477.7	$41.7	$1,687.8
(1) The underlying assets under management of the multi-asset portfolios have been aggregated and presented in this category and not reported in the equity and fixed income columns.
(2) The alternatives asset class includes strategies authorized to invest more than 50% of its holdings in private credit, leveraged loans,     mezzanine, real assets/CRE, structured products, stressed / distressed, non-investment grade CLOs, special situations, or have absolute return as its investment objective. Generally, only those strategies with longer than daily liquidity are included.
(2) Reported net of distributions not reinvested.

Investment advisory clients outside the U.S. account for 9.9% of our assets under management at December 31, 2021 and 9.3% at December 31, 2020. The percentage at December 31, 2021 reflects the assets under management from OHA's clients outside the United States.

Our net cash flows in 2021 reflect net outflows from domestic equity as well as domestic fixed income. These outflows also reflect the redemption of about $2.5 billion from our U.S. mutual fund investments to fund the cash portion of the OHA acquisition. These outflows were partially offset by cash inflows in our multi-asset franchise and international fixed income. From a geography perspective, the Americas and EMEA regions experienced net outflows predominantly in equity in both regions, while APAC had positive net flows. Net cash flows for 2020 reflect positive flows into fixed income and international equity, while experiencing net outflows in domestic equity and our multi-asset franchise resulting from macroeconomic headwinds and ongoing pressure from passive investments. Net cash flows for 2019 were driven by diversified inflows across distribution channels and geographies, the strength of our multi-asset franchise, and positive flows into fixed income and international equity.

20

Our target date retirement products, which are included in the multi-asset totals shown above, continue to be a significant part of our assets under management. Assets under management in our target date retirement products as well as net cash inflows/(outflows), by vehicle, are as follows:

	Assets under management			Net cash inflows/(outflows) for year ended
(in billions)	12/31/21	12/31/20	12/31/19	12/31/21	12/31/20	12/31/19
U.S. mutual funds	$187.1	$176.1	$164.8	$(12.5)	$(12.7)	$(10.8)
Collective investment trusts	191.1	145.4	119.2	23.2	5.4	19.5
Separately managed accounts	12.9	10.7	8.4	.6	.8	1.1
	$391.1	$332.2	$292.4	$11.3	$(6.5)	$9.8

The firm also provides strategic investment advice solutions for certain portfolios. These advice solutions, which the vast majority is overseen by our multi-asset division, may include strategic asset allocation, and in certain portfolios, asset selection and/or tactical asset allocation overlays. The firm also offers advice solutions through retail separately managed accounts and separately managed accounts model delivery. As of December 31, 2021, total assets in these solutions were $488 billion, of which $480 billion are included in our reported assets under management in the tables above.

We provide participant accounting and plan administration for defined contribution retirement plans that invest in the firm's U.S. mutual funds, collective investment trusts and funds managed outside of the firm's complex. As of December 31, 2021, our assets under administration were $270 billion, of which nearly $163 billion are assets we manage.

INVESTMENT PERFORMANCE(1).

Strong investment performance and brand awareness is a key driver to attracting and retaining assets—and to our long-term success. The following table presents investment performance for the one-, three-, five-, and 10-years ended December 31, 2021. Past performance is no guarantee of future results.

% of U.S. mutual funds that outperformed Morningstar median(2),(3)
	1 year	3 years	5 years	10 years
Equity	38%	64%	68%	85%
Fixed Income	74%	55%	56%	57%
Multi-Asset	55%	72%	82%	90%
All Funds	55%	63%	68%	76%

% of U.S. mutual funds that outperformed passive peer median(2),(4)
	1 year	3 years	5 years	10 years
Equity	36%	59%	61%	63%
Fixed Income	62%	65%	55%	50%
Multi-Asset	53%	76%	74%	86%
All Funds	49%	66%	63%	65%

% of composites that outperformed benchmarks(5)
	1 year	3 years	5 years	10 years
Equity	39%	62%	70%	77%
Fixed Income	61%	70%	78%	77%
All Composites	47%	65%	73%	77%

20

AUM Weighted Performance
% of U.S. mutual funds AUM that outperformed Morningstar median(2),(3)
	1 year	3 years	5 years	10 years
Equity	39%	50%	80%	92%
Fixed Income	93%	65%	57%	61%
Multi-Asset	85%	94%	95%	96%
All Funds	55%	62%	81%	90%

% of U.S. mutual funds AUM that outperformed passive peer median(2),(4)
	1 year	3 years	5 years	10 years
Equity	32%	45%	58%	51%
Fixed Income	84%	61%	45%	51%
Multi-Asset	83%	95%	95%	96%
All Funds	48%	57%	65%	62%

% of composites AUM that outperformed benchmarks(5)
	1 year	3 years	5 years	10 years
Equity	33%	60%	68%	77%
Fixed Income	80%	78%	76%	74%
All Composites	40%	63%	69%	77%

As of December 31, 2021, 72 of 123 (58.5%) of our rated U.S. mutual funds (across primary share classes) received an overall rating of 4 or 5 stars. By comparison, 32.5% of Morningstar's fund population is given a rate of 4 or 5 stars(6). In addition, 71%(6) of AUM in our rated U.S. mutual funds (across primary share classes) ended 2021 with an overall rating of 4 or 5 stars.

(1) The investment performance reflects that of T. Rowe Price sponsored mutual funds and composites AUM and not of OHA's products.
(2) Source: © 2021 Morningstar, Inc. All rights reserved. The information contained herein: 1) is proprietary to Morningstar and/or its content providers; 2) may not be copied or distributed; and 3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information.
(3) Source: Morningstar. Primary share class only. Excludes money market mutual funds, funds with an operating history of less than one year, T. Rowe Price passive funds, and T. Rowe Price funds that are clones of other funds. The top chart reflects the percentage of T. Rowe Price funds with 1 year, 3 year, 5 year, and 10 year track record that are outperforming the Morningstar category median. The bottom chart reflects the percentage of T. Rowe Price funds AUM that has outperformed for the time periods indicated. Total Fund AUM included for this analysis includes $521B for 1 year, $521B for 3 years, $520B for 5 years, and $511B for 10 years.
(4) Passive Peer Median was created by T. Rowe Price using data from Morningstar. Primary share class only. Excludes money market mutual funds, funds with an operating history of less than one year, funds with fewer than three peers, T. Rowe Price passive funds, and T. Rowe Price funds that are clones of other funds. This analysis compares T. Rowe Price active funds to the applicable universe of passive/index open-end funds and ETFs of peer firms. The top chart reflects the percentage of T. Rowe Price funds with 1 year, 3 year, 5 year, and 10 year track record that are outperforming the passive peer universe. The bottom chart reflects the percentage of T. Rowe Price funds AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $499B for 1 year, $491B for 3 years, $489B for 5 years, and $424B for 10 years.
(5)Composite net returns are calculated using the highest applicable separate account fee schedule. Excludes money market composites. All composites compared to official GIPS composite primary benchmark. The top chart reflects the percentage of T. Rowe Price composites with 1 year, 3 year, 5 year, and 10 year track record that are outperforming their benchmarks. The bottom chart reflects the percentage of T. Rowe Price composite AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $1,506B for 1 year, $1,504B for 3 years, $1,499B for 5 years, and $1,461B for 10 years.
(6) The Morningstar Rating™ for funds is calculated for funds with at least a three-year history. Exchange-traded funds and open-ended mutual funds are considered a single population for comparative purposes. It is calculated based on a Morningstar Risk-Adjusted Return measure that accounts for variation in a managed product's monthly excess performance, placing more emphasis on downward variations and rewarding consistent performance. Morningstar gives its best ratings of 5 or 4 stars to the top 32.5% of all funds (of the 32.5%,10% get 5 stars and 22.5% get 4 stars). The Overall Morningstar Rating™ is derived from a weighted average of the performance figures associated with a fund’s 3, 5, and 10 year (if applicable) Morningstar Rating™ metrics.

RESULTS OF OPERATIONS.

The following table and discussion set forth information regarding our consolidated financial results for 2021, 2020 and 2019 on a U.S. GAAP basis and a non-GAAP basis. The non-GAAP basis adjusts for the impact of our consolidated T. Rowe Price investment products, the impact of market movements on the supplemental savings plan liability and related economic hedges, investment income related to certain other investments, and certain nonrecurring charges and gains, including in 2021, transaction costs associated with the acquisition of OHA.

We completed our acquisition of OHA on December 29, 2021; however, our results of operations do not include any financial results of OHA for 2021 as the OHA activity between the closing date and December 31, 2021 was deemed to be immaterial. We currently expect acquisition-related intangibles amortization, fair value adjustments of contingent consideration, acquisition-related retention compensation expense, and other acquisition-related expenses to impact our operating results beginning in 2022.
20

				2021 compared with 2020		2020 compared with 2019
(in millions, except per-share data)	2021	2020	2019	$ Change	% Change	$ Change	% Change

U.S. GAAP basis
Investment advisory fees	$7,098.1	$5,693.1	$5,112.5	$1,405.0	24.7%	$580.6	11.4%
Net revenues	$7,671.9	$6,206.7	$5,617.9	$1,465.2	23.6%	$588.8	10.5%
Operating expenses	$3,961.9	$3,461.0	$3,230.9	$500.9	14.5%	$230.1	7.1%
Net operating income	$3,710.0	$2,745.7	$2,387.0	$964.3	35.1%	$358.7	15.0%
Non-operating income(1)	$284.6	$496.5	$540.3	$(211.9)	n/m	$(43.8)	n/m
Net income attributable to T. Rowe Price Group	$3,082.9	$2,372.7	$2,131.3	$710.2	29.9%	$241.4	11.3%
Diluted earnings per common share	$13.12	$9.98	$8.70	$3.14	31.5%	$1.28	14.7%
Weighted average common shares outstanding assuming dilution	228.8	231.2	238.6	(2.4)	(1.0)%	(7.4)	(3.1)%

Adjusted non-GAAP basis(2)
Operating expenses	$3,840.3	$3,342.7	$3,149.8	$497.6	14.9%	$192.9	6.1%
Net income attributable to T. Rowe Price Group	$2,995.3	$2,276.8	$1,975.6	$718.5	31.6%	$301.2	15.2%
Diluted earnings per common share	$12.75	$9.58	$8.07	$3.17	33.1%	$1.51	18.7%

Assets under management (in billions)
Average assets under management(3)	$1,599.3	$1,247.9	$1,109.3	$351.4	28.2%	$138.6	12.5%
Ending assets under management	$1,687.8	$1,470.5	$1,206.8	$217.3	14.8%	$263.7	21.9%
(1) The percentage change in non-operating income is not meaningful (n/m).
(2) See the reconciliation to the comparable U.S. GAAP measures at the end of the Results of Operations section of this Management's Discussion and Analysis.
(3) Average assets under management for 2021 does not include the impact of the acquired fee-basis assets under management related to the OHA acquisition.

Results Overview - 2021 as compared to 2020

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

Investment advisory revenues earned in 2021 increased 24.7% over the comparable 2020 period as average assets under our management increased $351.4 billion, or 28.2%, to $1,599.3 billion. In 2021, we voluntarily waived $57.9 million, or less than 1%, of our investment advisory fees from certain of our money market mutual funds, trusts, and other investment portfolios in order to maintain a positive yield for investors. At December 31, 2021, combined net assets of the investment portfolios in which we waived fees in 2021 were $22.0 billion. We anticipate that the waivers in Q1 2022 will be at a slightly lower level than Q4 2021, and we expect to continue to waive fees through at least the first half of 2022.

The average annualized fee rate earned on our assets under management was 44.4 basis points in 2021, compared with 45.6 basis points earned in 2020. Our effective fee rate has declined largely due to the July 2021 fee reductions in our target date products, client transfers within the complex to lower fee vehicles or share classes over
20

the last year, higher money market fee waivers, and lower performance-based fees. These were partially offset as higher market valuations led to an asset class shift towards equity strategies.

Operating expenses. Operating expenses were $3,961.9 million in 2021, an increase of 14.5% over the comparable 2020 period. On a non-GAAP basis, operating expenses were $3,840.3 million, a 14.9% increase over the comparable 2020 period.

The increase in both GAAP and non-GAAP operating expenses was primarily due to higher compensation expenses, including higher annual bonuses, salaries and benefits, and stock-based compensation expenses as a result of continued investment in hiring for our business as well as higher distribution and servicing costs due to higher average assets under management. The 2021 period also reflects costs incurred from an expanded relationship with FIS Capital Markets US LLC ("FIS"), which began providing technology development and core operations for our full-service recordkeeping offering in August 2021. These costs incurred from the FIS arrangement were partially offset by a reduction in compensation expenses as a result of the approximately 800 associates who transitioned to FIS in August 2021.

The firm currently estimates its 2022 non-GAAP operating expenses, including a full-year of OHA's operating expenses, will grow in the range of 12% to 16%. Without consideration of OHA's operating expenses, the firm's 2022 non-GAAP operating expenses are expected to grow in the range of 4% to 8%. The firm could elect to adjust its expense growth should unforeseen circumstances arise, including significant market movements.

Operating margin. Our operating margin in 2021 was 48.4%, compared with 44.2% in 2020. The increase in our operating margin in 2021 compared with 2020 is primarily driven by revenue growth outpacing the increase in operating expenses.

Diluted earnings per share. Diluted earnings per share was $13.12 in 2021 as compared to $9.98 in 2020. On a non-GAAP basis, diluted earnings per share was $12.75 in 2021 as compared to $9.58 for 2020. The increase in both GAAP and non-GAAP diluted earnings per share in 2021 compared to 2020 was primarily driven by higher operating income, lower weighted average outstanding shares, and a lower effective tax rate. These drivers of the increase were partially offset by lower net investment gains recognized in 2021 than in 2020. See our non-GAAP reconciliations later in this Management's Discussion and Analysis section.

Future Operating Results Impact of OHA acquisition

As part of the OHA acquisition, certain assets and liabilities resulting from the purchase price allocation, along with certain retention-related arrangements, will impact our operating results in future periods. These include the amortization of certain intangibles, fair value adjustments of contingent consideration, amortization of any fair market value basis differences, and compensation expense of retention-related arrangements. The table below highlights the maximum future impact of these items on our consolidated income statement and expected future recognition period. See Note 2 to our consolidated financial statements for more information about these acquisition-related items.

20

Item	Maximum Future Impact to Operating Results (in millions)	Description	Recognition Period
Contingent Consideration Liability - Earnout(1)	Up to $593.7	Fair market value remeasured each quarter over the performance period with any change recognized in general, administrative, and other expenses; Portion considered to be compensatory will be recognized as compensation expense over the related service period.	3 to 5 years

Definite-lived intangible assets(1)	$613.9	Non-cash amortization of investment management agreement intangible assets. For 2022, amount to be recognized is expected to be $109 million.	6.1 years (weighted average)

Investments in affiliated private investment funds - fair value in excess of carrying value(1)	$306.5	Non-cash amortization to be recognized as a reduction in net revenues. For 2022, amount to be recognized is expected to be $53 million.	5.9 years (weighted average)

Non-controlling interest - fair value in excess of carrying value(1)	$(129.1)	Non-cash amortization to be recognized as a reduction in compensation expense. For 2022, amount to be recognized is expected to be $23 million.	5.9 years (weighted average)

Purchase consideration deemed compensatory(1)	$283.2	Non-cash amortization to be recognized as compensation expense. For 2022, amount to be recognized is expected to be $57 million.	5 years

Value creation arrangement	Variable - Fair market value at December 31, 2021 was $30 million.	Fair market value remeasured each quarter and recognized over the performance period as compensation expense.	5 years
(1) Related operating results impact is anticipated to be a non-GAAP adjustment beginning in 2022.

Results Overview - 2020 as compared to 2019

Investment advisory revenues. In 2020, investment advisory revenues increased 11.4% over the comparable 2019 period as average assets under our management increased $138.6 billion, or 12.5%, to $1,247.9 billion.

The average annualized fee rate earned on our assets under management was 45.6 basis points in 2020, compared with 46.1 basis points earned in 2019. Our effective fee rate declined largely due to client transfers within the complex to lower fee vehicles or share classes and the money market fee waivers. These declines were partially offset by performance-based fees earned in 2020.

Operating expenses. For 2020, operating expenses were $3,461.0 million as compared with $3,230.9 million in the 2019 period. The increase in operating expenses was primarily due to a $38.6 million increase in expense related to the supplemental savings plan from higher market returns, higher compensation expenses and our continued strategic investments.

In 2020, our non-GAAP operating expenses increased 6.1% to $3,342.7 million compared with 2019. See our non-GAAP reconciliations later in this Management's Discussion and Analysis section.

Operating margin. Our operating margin in 2020 was 44.2%, compared with 42.5% in 2019. The increase in our operating margin in 2020 compared to 2019 was primarily driven by the higher net revenues, partially offset by higher compensation-related expenses.

Diluted earnings per share. Diluted earnings per share was $9.98 in 2020 as compared with $8.70 in 2019. The 14.7% increase in diluted earnings per share in 2020 compared to 2019 as primarily driven by higher operating income, lower weighted average outstanding shares, and a lower effective tax rate. These drivers of the increase were partially offset by lower net investment gains recognized in 2020 than in 2019.
20

On a non-GAAP basis, diluted earnings per share were $9.58 in 2020 as compared with $8.07 in 2019. The increase in non-GAAP diluted earnings per share was primarily due to higher operating income, lower weighted average outstanding shares, and a lower effective tax rate. The impact of these drivers were partially offset by lower net investment gains recognized in 2020 than in 2019. See our non-GAAP reconciliations later in this Management's Discussion and Analysis section.

Net revenues

				2021 compared with 2020		2020 compared with 2019
(in millions)	2021	2020	2019	$ Change	% Change	$ Change	% Change
Investment advisory fees
U.S. mutual funds	$4,388.9	$3,639.9	$3,452.5	$749.0	20.6%	$187.4	5.4%
Subadvised funds, separate accounts, collective investment trusts, and other investment products	2,709.2	2,053.2	1,660.0	656.0	32.0%	393.2	23.7%
	7,098.1	5,693.1	5,112.5	1,405.0	24.7%	580.6	11.4%
Administrative, distribution, and servicing fees
Administrative fees	453.5	402.3	385.4	51.2	12.7%	16.9	4.4%
Distribution and servicing fees	120.3	111.3	120.0	9.0	8.1%	(8.7)	(7.3)%
	573.8	513.6	505.4	60.2	11.7%	8.2	1.6%
Net revenues	$7,671.9	$6,206.7	$5,617.9	$1,465.2	23.6%	$588.8	10.5%

Investment advisory fees. The relationship between the change in average assets under management and the change in investment advisory fee revenue for 2021, 2020 and 2019 are presented below.

	2021 compared with 2020		2020 compared with 2019
	Increase in average assets under management	Increase in investment advisory fees	Increase in average assets under management	Increase in investment advisory fees
U.S. mutual funds	24.6%	20.6%	7.4%	5.4%
Subadvised funds, separate accounts, collective investment trusts, and other investment products	32.6%	32.0%	19.5%	23.7%
Total investment advisory fees	28.2%	24.7%	12.5%	11.4%

In general, strong market returns in 2021 shifted the asset and share class mix among different fee rates and products including those with tiered-fee structures. Additionally, we have reduced the management fees of certain products over the last few years, including fee reductions in our target date products in July 2021.

In 2021, the relationship between U.S. mutual funds' average assets under management and investment advisory fee growth was impacted by the July 2021 fee reductions in our target date products and increased money market fees waivers.

For the subadvised funds, separate accounts, collective investment trusts, and other investment products, the July 2021 target date products fee reductions and lower performance fees reduced our effective fee rate, but was partially offset by a mix shift towards equities and inflows into our international products. These investment advisory revenues include fees earned for distribution-related services that we contract third-party intermediaries to provide. The costs we incur to pay the third-party intermediaries are recorded as part of distribution and servicing expenses.

In 2020, in general, strong market returns shifted the asset and share class mix among different fee rates and products including those with tiered-fee structures. Additionally, we have reduced the management fees of certain products over the last few years. The relationship between average assets under management and investment
20

advisory fee growth was also impacted by the money market fees waivers and client transfers within the complex to lower fee vehicles or share classes.

Administrative, distribution, and servicing fees. Administrative, distribution, and servicing fees in 2021 were $573.8 million, an increase of $60.2 million from 2020. The higher fees were primarily due to increased transfer agent servicing activities provided to our U.S. mutual funds, higher model delivery revenue, as well as higher 12b-1 revenue earned on the Advisor and R share classes of the U.S. mutual funds as a result of increased assets under management in these share classes. The increase in 12b-1 revenue is offset entirely by costs paid to third-party intermediaries that source these assets and is reported in distribution and servicing expense.

For 2020, administrative, distribution, and servicing fees were $513.6 million, an increase of $8.2 million from 2019. The higher fees were primarily due to increased transfer agent servicing activities provided to our U.S. mutual funds. This increase was partially offset by lower 12b-1 revenue earned on the Advisor and R classes of the U.S. mutual funds as well as client transfers to lower fee vehicles and share classes have reduced assets under management in these share classes.

Net revenues are presented after the elimination of $5.5 million for 2021, $9.9 million for 2020, and $6.8 million for 2019, earned from our consolidated T. Rowe Price investment products. The corresponding expenses recognized by these consolidated products were also eliminated from operating expenses.

Operating expenses

				2021 compared with 2020		2020 compared with 2019
(in millions)	2021	2020	2019	$ Change	% Change	$ Change	% Change
Compensation and related costs, excluding supplemental savings plan	$2,300.0	$2,070.6	$1,896.0	$229.4	11.1%	$174.6	9.2%
Supplemental savings plan	83.0	111.8	73.2	(28.8)	(25.8)%	38.6	52.7%
Compensation and related costs	$2,383.0	$2,182.4	$1,969.2	200.6	9.2%	213.2	10.8%
Distribution and servicing costs	373.9	278.5	262.5	95.4	34.3%	16.0	6.1%
Advertising and promotion	100.2	83.7	96.8	16.5	19.7%	(13.1)	(13.5)%
Product and recordkeeping related costs	236.3	155.5	153.2	80.8	52.0%	2.3	1.5%
Technology, occupancy, and facility costs	484.9	444.8	427.3	40.1	9.0%	17.5	4.1%
General, administrative, and other	383.6	316.1	321.9	67.5	21.4%	(5.8)	(1.8)%
Total operating expenses	$3,961.9	$3,461.0	$3,230.9	$500.9	14.5%	$230.1	7.1%

Compensation and related costs, excluding supplemental savings plan. Compensation and related costs, excluding the supplemental savings plan, increased $229.4 million, or 11.1%, for 2021 as compared with 2020. This increase was primarily due to our strong operating results which led to an $107.6 million increase in our annual bonus compensation and $28.4 million in higher stock-based compensation expense. Also contributing to the increase in costs was a $88.5 million increase in salaries, benefits and related employee costs due to modest increases in base salaries at the beginning of the year as well as an increase in our average headcount, excluding the transition of 800 T. Rowe Price operations and technology associates to FIS on August 1, 2021 and the addition of OHA associate at the end of the year. These increases in compensation and related costs were offset in part by $11.7 million in higher labor capitalization related to internally developed software in 2021.

For 2020, compensation and related costs, excluding the supplemental savings plan, increased $174.6 million, or 9.2%, as compared with 2019. This increase was primarily due to an $83.0 million increase in salaries, benefits and related employee costs, as our average staff size increased 5.8% from prior year and we made modest increases to base salaries at the beginning of the year. Strong 2020 operating results led to a $65.5 million increase in our annual variable compensation, primarily bonus compensation, and higher stock-based compensation expense. These increases in compensation and related costs were partially offset by $30.4 million in higher labor capitalization related to internally developed software in 2020.
20

Distribution and servicing costs. Distribution and servicing costs were $373.9 million for 2021, an increase of $95.4 million, or 34.3%, compared to 2020. The increase was primarily driven by higher AUM-based distribution costs as a result of continued market appreciation and inflows into our international products, including our Japanese ITMs and SICAVs. Higher costs incurred to distribute certain other products through U.S. financial intermediaries also contributed to the increase.

Distribution and servicing costs were $278.5 million for 2020, an increase of $16.0 million, or 6.1%, compared with 2019. The increase was primarily driven by higher distribution costs as a result of continued inflows into our international products, including our Japanese ITMs and SICAVs. These higher distribution costs were partially offset by client transfers, largely from Advisor and R classes, to vehicles that don't pay distribution and servicing costs.

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

Advertising and promotion. Advertising and promotion costs were $100.2 million for 2021, an increase of $16.5 million, or 19.7%, compared with 2020. The increase was primarily driven by increased media spend during 2021.

For 2020, advertising and promotion costs were $83.7 million, a decrease of $13.1 million, or 13.5%, compared with 2019. The decrease was primarily driven by lower media costs and fewer conference and promotional events in 2020 as a result of cancellations arising from the coronavirus pandemic in 2020.

Product and recordkeeping related costs. Product and recordkeeping related costs were $236.3 million for 2021, an increase of $80.8 million, or 52.0%, compared with 2020. More than 85% of the increase in 2021 was driven by the recordkeeping costs incurred as part of our expanded FIS relationship, including certain transition expenses that will not recur in 2022. While these transition expenses will not recur, we do expect to incur certain technology-related costs as part of this expanded relationship with FIS over the next few years. These will be reported as technology, occupancy, and facility costs.

Product and recordkeeping related costs were $155.5 million for 2020, an increase of $2.3 million, or 1.5%, compared with 2019. The increase is primarily due to higher expenses related to servicing retirement plan products, partially offset by lower costs incurred to provide administrative services to the U.S. mutual funds.

Technology, occupancy, and facility costs. Technology, occupancy, and facility costs were $484.9 million for 2021, $444.8 million for 2020, and $427.3 million for 2019. The increases over the last two years were due primarily to ongoing investment in our technology capabilities, including hosting solution licenses and related depreciation. The 2019 year included certain non-recurring office facility costs.

General, administrative, and other costs. General, administrative, and other costs were $383.6 million for 2021, $316.1 million for 2020, and $321.9 million for 2019. Nearly 50% of the increase in 2021 was related to the transaction costs incurred to complete the acquisition of OHA. Higher information services, legal, and third-party research costs contributed to the remaining increase in 2021 compared with 2020. Travel-related expenses in 2021 were lower than 2020, and both 2021 and 2020 expenses were lower than travel-related expenses in 2019 due to the impact of the coronavirus pandemic.

For 2020, higher third-party investment research costs, professional fees, and other administrative related costs in 2020 were more than offset by lower travel-related expenses.

20

Non-operating income

Net non-operating investment income decreased $211.9 million in 2021 compared with 2020 and decreased $43.8 million in 2020 compared with 2019. Net non-operating investment activity for the years ended December 31, 2021, 2020 and 2019 comprised the following:

				2021 compared with 2020	2020 compared with 2019
(in millions)	2021	2020	2019	$ Change	$ Change
Net gains (losses) from non-consolidated T. Rowe Price investment products
Cash and discretionary investments
Dividend income	$34.7	$25.2	$67.6	$9.5	$(42.4)
Market related gains (losses) and equity in earnings (losses)	(6.0)	67.5	58.4	(73.5)	9.1
Total cash and discretionary investments	28.7	92.7	126.0	(64.0)	(33.3)
Seed capital investments
Dividend income	.9	2.2	2.3	(1.3)	(.1)
Market related gains and equity in earnings	41.6	32.2	42.7	9.4	(10.5)
Net gain recognized upon deconsolidation	2.4	.7	.1	1.7	.6
Investments used to hedge the supplemental savings plan liability	83.0	91.1	67.9	(8.1)	23.2
Total net gains from non-consolidated T. Rowe Price investment products	156.6	218.9	239.0	(62.3)	(20.1)
Other investment income	59.2	27.9	21.4	31.3	6.5
Net gains on investments	215.8	246.8	260.4	(31.0)	(13.6)
Net gains on consolidated sponsored investment portfolios	74.7	251.7	272.9	(177.0)	(21.2)
Other income (loss), including foreign currency gains and losses	(5.9)	(2.0)	7.0	(3.9)	(9.0)
Non-operating income	$284.6	$496.5	$540.3	$(211.9)	$(43.8)

Our investment portfolio for 2021 generated lower market gains than our investment portfolio in 2020. Our consolidated investment products and supplemental savings plan hedge portfolio comprised approximately 55% of the net gains recognized in 2021. Our cash and discretionary investments generated income of $28.7 million in 2021 as compared to $92.7 million in 2020.

During the first quarter of 2020, the coronavirus pandemic caused global economies and market disruptions, but strong markets for the remainder of 2020 reversed net investment losses experienced in the first quarter and generated significant gains by the end of 2020. Our consolidated investment products and supplemental savings plan hedge portfolio comprised almost 70% of the net gains recognized in 2020. Our cash and discretionary investments generated income of $92.7 million in 2020 as compared to $126.0 million in 2019 as the very low interest environment reduced the dividends earned from our money market fund investments.

20

The impact of consolidating certain T. Rowe Price investment products on the individual lines of our consolidated statements of income for 2021, 2020, and 2019 is as follows:

				2021 compared with 2020	2020 compared with 2019
(in millions)	2021	2020	2019	$ Change	$ Change
Operating expenses reflected in net operating income	$(12.2)	$(16.4)	$(14.7)	$4.2	$(1.7)
Net investment income reflected in non-operating income	74.7	251.7	272.9	(177.0)	(21.2)
Impact on income before taxes	$62.5	$235.3	$258.2	$(172.8)	$(22.9)

Net income attributable to our interest in the consolidated T. Rowe Price investment products	$15.6	$84.7	$140.6	$(69.1)	$(55.9)
Net income attributable to redeemable non-controlling interests (unrelated third-party investors)	46.9	150.6	117.6	(103.7)	33.0
Impact on income before taxes	$62.5	$235.3	$258.2	$(172.8)	$(22.9)

Provision for income taxes

The following table reconciles the statutory federal income tax rate to our effective tax rate for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes for current year, net of federal income tax benefits(1)	3.7	3.8	4.3
Net income attributable to redeemable non-controlling interests(2)	(.1)	(1.2)	(1.0)
Net excess tax benefits from stock-based compensation plans activity	(2.1)	(1.9)	(1.5)
Other items	(.1)	.5	.4
Effective income tax rate	22.4%	22.2%	23.2%

(1) State income tax benefits are reflected in the total benefits for net income attributable to redeemable non-controlling interests and stock-based compensation plans activity.
(2)    Net income attributable to redeemable non-controlling interests represents the portion of earnings held in the firm's consolidated investment products, which are not taxable to the firm despite being included in pre-tax income.

Our effective tax rate for 2021 was 22.4%, compared with 22.2% for 2020 and 23.2% for 2019. The increase in our effective tax rate in 2021 from 2020 was primarily due to a lower net gains attributable to non-controlling interests. We continue to see benefit from the phased-in implementation of the 2018 Maryland state tax legislation and higher discrete tax benefits associated with the settlement of stock-based awards given the rise in our stock price in 2021.

For 2020, the decrease in our effective tax rate from 2019 was primarily due to the phased-in benefit of the 2018 Maryland state tax legislation has had on our effective state tax rate and higher discrete tax benefits associated with the settlement of stock-based awards given the rise in our stock price in 2020.

We have realized a net benefit from the Maryland legislation, which adopted a five-year phase-in of the single sales factor method of apportionment for calculating income tax for multi-state companies doing business in Maryland, and, in the final year of the phase in, we expect our 2022 effective state tax rate will be reduced to less than 3%.

Our effective tax rate will continue to experience volatility in future periods as the tax benefits recognized from stock-based compensation are impacted by market fluctuations in our stock price and timing of option exercises. The rate will also be impacted by changes in the proportion of net income that is attributable to our redeemable non-controlling interests and non-controlling interests reflected in permanent equity.

20

The non-GAAP tax rate primarily adjusts for the impact of the consolidated investment products, including the net income attributable to the redeemable non-controlling interests. Our non-GAAP effective tax rates for 2021, 2020 and 2019 were 22.5%, 23.3%, 24.0%, respectively.

We currently estimate our GAAP effective tax rate for the full-year 2022 will be in the range of 22% to 25% and our non-GAAP effective tax rate for the full-year 2022 will be in the range of 23% to 25%.

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

The following schedules reconcile certain U.S. GAAP financial measures for each of the last five years.

	2021
(in millions)	Operating expenses	Net operating income	Non-operating income	Provision (benefit) for income taxes(5)	Net income attributable to T. Rowe Price Group	Diluted earnings per share(6)
U.S. GAAP Basis	$3,961.9	$3,710.0	$284.6	$896.1	$3,082.9	$13.12
Non-GAAP adjustments:
Consolidated T. Rowe Price investment products(1)	(6.7)	12.2	(74.7)	(10.6)	(36.3)	(.16)
Supplemental savings plan liability(2)	(83.0)	83.0	(83.0)	—	—	—
Acquisition-related transaction costs(3)	(31.9)	31.9	—	7.2	24.7	.11
Other non-operating income(4)	—	—	(98.2)	(22.2)	(76.0)	(.32)
Adjusted Non-GAAP Basis	$3,840.3	$3,837.1	$28.7	$870.5	$2,995.3	$12.75

	2020
(in millions)	Operating expenses	Net operating income	Non-operating income	Provision (benefit) for income taxes(5)	Net income attributable to T. Rowe Price Group	Diluted earnings per share(6)
U.S. GAAP Basis	$3,461.0	$2,745.7	$496.5	$718.9	$2,372.7	$9.98
Non-GAAP adjustments:
Consolidated T. Rowe Price investment products(1)	(6.5)	16.4	(251.7)	(19.5)	(65.1)	(.27)
Supplemental savings plan liability(2)	(111.8)	111.8	(91.1)	7.2	13.5	.06
Other non-operating income(4)	—	—	(61.0)	(16.8)	(44.3)	(.19)
Adjusted Non-GAAP Basis	$3,342.7	$2,873.9	$92.7	$689.8	$2,276.8	$9.58

	2019
(in millions)	Operating expenses	Net operating income	Non-operating income	Provision (benefit) for income taxes(5)	Net income attributable to T. Rowe Price Group	Diluted earnings per share(6)
U.S. GAAP Basis	$3,230.9	$2,387.0	$540.3	$678.4	$2,131.3	$8.70
Non-GAAP adjustments:
Consolidated T. Rowe Price investment products(1)	(7.9)	14.7	(272.9)	(35.7)	(104.9)	(.42)
Supplemental savings plan liability(2)	(73.2)	73.2	(67.9)	1.3	4.0	.02
Other non-operating income(4)	—	—	(73.5)	(18.7)	(54.8)	(.23)
Adjusted Non-GAAP Basis	$3,149.8	$2,474.9	$126.0	$625.3	$1,975.6	$8.07
20

(1)    These non-GAAP adjustments remove the impact that the consolidated T. Rowe Price investment products have on our U.S. GAAP consolidated statements of income. Specifically, we add back the operating expenses and subtract the investment income of the consolidated T. Rowe Price investment products. The adjustment to our operating expenses represents the operating expenses of the consolidated products, net of the elimination of related management and administrative fees. The adjustment to net income attributable to T. Rowe Price Group represents the net income of the consolidated products, net of redeemable non-controlling interests. We remove the impact of the consolidated T. Rowe Price investment products as we believe they impact the reader’s ability to understand our core operating results.

(2)    These non-GAAP adjustments remove the compensation expense resulting from market valuation changes in the supplemental savings plan liability and the related net gains (losses) on investments designated as an economic hedge against the related liability. Amounts deferred under the supplemental savings plan are adjusted for appreciation (depreciation) of hypothetical investments chosen by participants. We use T. Rowe Price investment products to economically hedge the exposure to these market movements. We believe it is useful to offset the non-operating investment income (loss) realized on the hedges against the related compensation expense and remove the net impact to help the reader's ability to understand our core operating results and to increase comparability period to period.

(3)    This non-GAAP adjustment removes the transaction costs incurred related to the acquisition of OHA. Management believes adjusting for these charges helps the reader's ability to understand the firm's core operating results and to increase comparability period to period.

(4)    This non-GAAP adjustment represents the other non-operating income (loss) and the net gains (losses) earned on our non-consolidated investment portfolio that are not designated as economic hedges of the supplemental savings plan liability, and non-consolidated seed investments and other investments that are not part of the cash and discretionary investment portfolio. We retain the investment gains recognized on our non-consolidated cash and discretionary investments as these assets and related income (loss) are considered part of our core operations. We believe adjusting for these non-operating income (loss) items helps the reader’s ability to understand our core operating results and increases comparability to prior years. Additionally, we do not emphasize the impact of the portion of non-operating income (loss) removed when managing and evaluating our core performance.

(5)    The income tax impacts were calculated in order to achieve an overall non-GAAP effective tax rate of 22.5% for 2021, 23.3% for 2020 and 24.0% for 2019. We estimate that our effective tax rate for the full-year 2022 on a non-GAAP basis will be in the range of 23% to 25%.

(6)    This non-GAAP measure was calculated by applying the two-class method to adjusted net income attributable to
    T. Rowe Price Group divided by the weighted-average common shares outstanding assuming dilution. The calculation of net income allocated to common stockholders is as follows:

	Year ended
(in millions)	2021	2020	2019
Adjusted net income attributable to T. Rowe Price Group	$2,995.3	$2,276.8	$1,975.6
Less: net income allocated to outstanding restricted stock and stock unit holders	77.9	62.4	50.9
Adjusted net income allocated to common stockholders	$2,917.4	$2,214.4	$1,924.7

20

CAPITAL RESOURCES AND LIQUIDITY.

During 2021, stockholders’ equity attributable to T. Rowe Price Group, Inc. increased from $7.7 billion to $9.0 billion. Tangible book value decreased to $5.7 billion at December 31, 2021.

Sources of Liquidity

We have ample liquidity, including cash and investments in T. Rowe Price products as follows:

(in millions)	12/31/2021	12/31/2020
Cash and cash equivalents	$1,523.1	$2,151.7
Discretionary investments	554.1	2,095.7
Total cash and discretionary investments	2,077.2	4,247.4
Redeemable seed capital investments	1,300.1	1,219.1
Investments used to hedge the supplemental savings plan liability	881.5	768.1
Total cash and investments in T. Rowe Price products	$4,258.8	$6,234.6

Our discretionary investment portfolio is comprised primarily of short duration bond funds, which typically yield higher than money market rates, and asset allocation products. Of these cash and discretionary investments, $764.2 million at December 31, 2021, and $675.8 million at December 31, 2020 were held by our subsidiaries located outside the U.S. Cash and discretionary investment portfolio returned gains of $28.7 million in 2021 as compared to $92.7 million in 2020. Given the availability of our financial resources and cash expected to be generated through future operations, we do not maintain an available external source of additional liquidity.

Our seed capital investments are redeemable, although we generally expect to be invested for several years for the products to build an investment performance history and until unrelated third-party investors substantially reduce our relative ownership percentage.

The cash and investment presentation on the consolidated balance sheet is based on how we account for the cash or investment. The following table details how our investments, including those acquired as part of the OHA acquisition, relate to where they are presented in the consolidated balance sheet as of December 31, 2021.

(in millions)	Cash and cash equivalents	Investments	Net assets of consolidated T. Rowe Price investment products(1)	Total
Cash and discretionary investments	$1,523.1	$518.6	$35.5	$2,077.2
Seed capital investments	—	406.6	893.5	1,300.1
Investments used to hedge the supplemental savings plan liability	—	881.5	—	881.5
Total cash and investments in T. Rowe Price products attributable to T. Rowe Price	1,523.1	1,806.7	929.0	4,258.8
Investment in UTI and other investments	—	277.8	—	277.8
Investments in affiliated private investment funds(2)	—	761.1	—	761.1
Investments in CLOs(2)	—	129.9	—	129.9
Total cash and investments attributable to T. Rowe Price	1,523.1	2,975.5	929.0	5,427.6
Redeemable non-controlling interests	—	—	982.3	982.3
As reported on consolidated balance sheet at December 31, 2021	$1,523.1	$2,975.5	$1,911.3	$6,409.9
(1) The consolidated T. Rowe Price investment products are generally those products we provided seed capital at the time of their formation and we have a controlling interest. These products generally represent U.S. mutual funds as well as those funds regulated outside the U.S. The $35.5 million and the $893.5 million represent the total value at December 31, 2021 of our interest in the consolidated T. Rowe Price investment products. The total net assets of consolidated T. Rowe Price investment products at December 31, 2021 of $1,911.3 million includes assets of $1,962.8 million less liabilities of $51.4 million as reflected in the consolidated balance sheet in Item 8. Financial Statements of this Form 10-K.
(2) Amounts relate to investments acquired as part of the OHA acquisition. See Note 5 to the consolidated financial statements for more information.

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

Uses of Liquidity

On December 29, 2021, we paid approximately $2.5 billion in cash and issued $881.5 million of T. Rowe Price Group, Inc. common shares, approximately 4.4 million shares, to complete the acquisition of OHA.

We paid $4.32 per share in regular dividends in 2021, an increase of 20.0% over the $3.60 per share paid in 2020. Additionally, our Board of Directors declared a special cash dividend of $3.00 per share, or $699.8 million, on June 14, 2021, that was paid on July 7, 2021. Further, we expended $1,136.0 million in 2021 to repurchase 5.9 million shares, or 2.6%, of our outstanding common stock at an average price of $191.20 per share. These dividends and repurchases were expended using existing cash balances and cash generated from operations. We will generally repurchase our common stock over time to offset the dilution created by our equity-based compensation plans.

Since the end of 2018, we have returned $6.3 billion to stockholders through stock repurchases, our regular quarterly dividends, and a special dividend of $3.00 per share in 2021, as follows:

(in millions)	Recurring dividend	Special dividend	Stock repurchases	Total cash returned to stockholders
2019	$733.6	$—	$708.8	$1,442.4
2020	846.0	—	1,192.2	2,038.2
2021	1,003.7	699.8	1,136.0	2,839.5
Total	$2,583.3	$699.8	$3,037.0	$6,320.1

We anticipate property and equipment expenditures for the full-year 2022 to be about $295 million, of which more than three-quarters is planned for technology initiatives. We expect to fund our anticipated capital expenditures with operating cash flows and other available resources.

20

The following tables summarize the cash flows for 2021, 2020 and 2019, that are attributable to T. Rowe Price Group, our consolidated T. Rowe Price investment products, and the related eliminations required in preparing the statement.

	2021
	Cash flow attributable to:
(in millions)	T. Rowe Price Group	Consolidated T. Rowe Price investment products	Elims	As reported
Cash flows from operating activities
Net income	$3,082.9	$62.5	$(46.9)	$3,098.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and impairments of property, equipment and software	204.8	—	—	204.8
Stock-based compensation expense	274.6	—	—	274.6
Net gains recognized on investments	(169.4)	—	46.9	(122.5)
Net change in T. Rowe Price investment products used to economically hedge supplemental savings plan liability	(85.7)	—	—	(85.7)
Net change in trading securities held by consolidated T. Rowe Price investment products		14.9	—	14.9
Other changes in assets and liabilities	121.1	(51.9)	(1.8)	67.4
Net cash provided by (used in) operating activities	3,428.3	25.5	(1.8)	3,452.0
Net cash provided by (used in) investing activities	(1,134.9)	(16.9)	53.7	(1,098.1)
Net cash provided by (used in) financing activities	(2,922.0)	(14.9)	(51.9)	(2,988.8)
Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	—	2.6	—	2.6
Net change in cash and cash equivalents during period	(628.6)	(3.7)	—	(632.3)
Cash and cash equivalents at beginning of year	2,151.7	104.8	—	2,256.5
Cash and cash equivalents at end of period	$1,523.1	$101.1	$—	$1,624.2

	2020
	Cash flow attributable to:
(in millions)	T. Rowe Price Group	Consolidated T. Rowe Price investment products	Elims	As reported
Cash flows from operating activities
Net income	$2,372.7	$235.3	$(84.7)	$2,523.3
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and impairments of property, equipment and software	189.6	—		189.6
Stock-based compensation expense	246.2	—		246.2
Net gains recognized on investments	(274.3)	—	84.7	(189.6)
Net change in T. Rowe Price investment products used to economically hedge supplemental savings plan liability	(142.9)	—		(142.9)
Net change in trading securities held by consolidated T. Rowe Price investment products		(798.8)		(798.8)
Other changes in assets and liabilities	87.7	6.8	(3.4)	91.1
Net cash provided by (used in) operating activities	2,479.0	(556.7)	(3.4)	1,918.9
Net cash provided by (used in) investing activities	(65.3)	(53.9)	82.9	(36.3)
Net cash provided by (used in) financing activities	(2,043.8)	637.0	(79.5)	(1,486.3)
Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	—	1.9	—	1.9
Net change in cash and cash equivalents during period	369.9	28.3	—	398.2
Cash and cash equivalents at beginning of year	1,781.8	76.5	—	1,858.3
Cash and cash equivalents at end of period	$2,151.7	$104.8	$—	$2,256.5
20

	2019
	Cash flow attributable to:
(in millions)	T. Rowe Price Group	Consolidated T. Rowe Price investment products	Elims	As reported
Cash flows from operating activities
Net income	$2,131.3	$258.2	$(140.6)	$2,248.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and impairments of property, equipment and software	190.8	—	—	190.8
Stock-based compensation expense	206.6	—	—	206.6
Net gains recognized on investments	(316.9)	—	140.6	(176.3)
Net change in T. Rowe Price investment products used to economically hedge supplemental savings plan liability	(126.0)			(126.0)
Net change in trading securities held by consolidated T. Rowe Price investment products	—	(930.9)	—	(930.9)
Other changes in assets and liabilities	116.5	1.9	(8.8)	109.6
Net cash provided by (used in) operating activities	2,202.3	(670.8)	(8.8)	1,522.7
Net cash provided by (used in) investing activities	(489.3)	(18.4)	183.2	(324.5)
Net cash Provided by (used in) financing activities	(1,356.4)	698.1	(174.4)	(832.7)
Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	—	(2.5)	—	(2.5)
Net change in cash and cash equivalents during period	356.6	6.4	—	363.0
Cash and cash equivalents at beginning of year	1,425.2	70.1	—	1,495.3
Cash and cash equivalents at end of period	$1,781.8	$76.5	$—	$1,858.3

Operating activities
Operating activities attributable to T. Rowe Price Group during 2021 provided cash flows of $3,428.3 million as compared to $2,479.0 million during 2020. Operating cash flows attributable to T. Rowe Price Group increased $949.3 million, including a $710.2 million increase in net income, timing differences on the cash settlement of our assets and liabilities of $33.4 million, and $148.5 million of higher non-cash adjustments, including unrealized investment gains/losses, depreciation, and stock-based compensation expense. The non-cash adjustments were primarily driven by a $104.9 million decrease in net investment gains in 2021 compared to 2020. Additionally, in 2021, we had net investments of $85.7 million from certain investment products that economically hedge our supplemental savings plan liability, while we had net investments of $142.9 million in 2020. The remaining change in reported cash flows from operating activities was attributable to the net change in trading securities held in our consolidated investment products’ underlying portfolios.

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
Investing activities
Net cash used in investing activities that are attributable to T. Rowe Price Group totaled $1,134.9 million in 2021 compared with $65.3 million of cash used in investing activities in 2020. During 2021, we used $2,450.8 million as part of the consideration paid to complete the acquisition of OHA. In addition, we increased our property and equipment expenditures by $24.5 million and increased the level of seed capital provided by $29.3 million. We eliminate our seed capital in those T. Rowe Price investment products we consolidate in preparing our consolidated statements of cash flows. Decreasing the cash used in investing activities were higher net proceeds from the sale of
20

certain discretionary investments of $1,578.3 million during 2021 compared to net proceeds of $181.7 million during 2020. The remaining change in reported cash flows from investing activities of $37.0 million is primarily related to the net cash removed from our balance sheet from consolidating and deconsolidating investment products.

Net cash used in investing activities that are attributable to T. Rowe Price Group totaled $65.3 million in 2020, a decrease of $424.0 million compared to 2019. During 2020, we received net proceeds from the sale of certain discretionary investments of $181.7 million compared to net dispositions of $108.3 million during 2019. In addition, we increased our property and equipment expenditures by $10.0 million and increased the level of seed capital provided by $100.3 million. We eliminate our seed capital in those T. Rowe Price investment products we consolidate in preparing our consolidated statements of cash flows. The $35.5 million change in reported cash flows from investing activities is related to the net cash removed from our balance sheet from consolidating and deconsolidating investment products.

Financing Activities
Net cash used in financing activities attributable to T. Rowe Price Group were $2,922.0 million in 2021 compared with $2,043.8 million in 2020. During 2021, there was a $856.1 million increase in dividends paid in 2021 as a result of an 20.0% increase in our quarterly dividend per share and a special cash dividend paid in July 2021. During 2021 we used $1.1 billion to repurchase 5.9 million shares compared to $1.2 billion to repurchase 10.9 million shares in 2020. The remaining change in reported cash flows from financing activities is primarily attributable to a $624.3 million decrease in net subscriptions received from redeemable non-controlling interest holders of our consolidated investment products and a $85.5 million decrease in cash flow related to common stock issued under stock compensation plans during 2021 compared to 2020.

Net cash used in financing activities attributable to T. Rowe Price Group totaled $2,043.8 million in 2020, an increase of $687.4 million compared with $1,356.4 million in 2019. During 2020, there was a $496.1 million increase in cash paid for common stock repurchases as we repurchased 3.9 million more shares of common stock in 2020 than in 2019. Additionally, there was a $111.9 million increase in dividends paid in 2020 as a result of an 18.4% increase in our quarterly dividend per share. The remaining change in reported cash flows from financing activities is primarily attributable to a $79.4 million decrease in cash flow related to common stock issued under stock compensation plans and a $33.8 million decrease in net subscriptions received from redeemable non-controlling interest holders of our consolidated investment products during 2020 compared to 2019.

MATERIAL CASH COMMITMENTS.

Our material cash commitments primarily include our obligations under the supplemental savings plan, our lease obligations, and other contractual amounts that will be due for the purchase of goods or services to be used in our operations. Some of these contractual amounts may be cancelable under certain conditions and may involve termination fees. We expect to fund these cash commitments from future cash flows from operations.

Our obligations under the supplemental savings plan are disclosed on our consolidated balance sheet with more information included in Note 17 to the consolidated financial statements. Our lease obligations are disclosed in Note 8 to the consolidated financial statements. Additionally, there are unrecognized tax benefits discussed in Note 11 to our consolidated financial statements.

While most of our other material cash commitments consist of goods and services used in our operations, these commitments primarily consist of obligations related to long-term software licensing and maintenance contracts.

We also have outstanding commitments to fund additional contributions to investment partnerships totaling $8.0 million. The vast majority of these additional contributions will be made to investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be called under certain circumstances.

As part of the OHA acquisition, T. Rowe Price has committed $500 million to fund OHA products over the next five years and entered into certain earnout and other arrangements that we discuss in more detail in Note 2 to our consolidated financial statements.

20

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

We present those significant accounting policies used in the preparation of our consolidated financial statements as an integral part of those statements within this 2021 Annual Report on Form 10-K. In the following discussion, we highlight and explain further certain of those policies that are most critical to the preparation and understanding of our financial statements.

Consolidation

We consolidate all subsidiaries and sponsored investment products in which we have a controlling interest. We are deemed to have a controlling interest when we own the majority of the voting interest of an entity or are deemed to be the primary beneficiary of a variable interest entity ("VIE"). VIEs are entities that lack sufficient equity to finance its activities or the equity holders do not have defined power to direct the activities of the entity normally associated with an equity investment. Our analysis to determine whether an entity is a VIE or a voting interest entity ("VOE") involves judgment and considers several factors, including an entity’s legal organization, capital structure, the rights of the equity investment holders, our ownership interest in the entity, and our contractual involvement with the entity. We continually review and reconsider our VIE or VOE conclusions upon the occurrence of certain events, such as changes to our ownership interest, changes to an entity’s legal structure, or amendments to governing documents. Our VIEs are primarily sponsored investment products and our variable interest consists of our equity ownership in and investment management fees earned from these entities.

We are the primary beneficiary if we have the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the VIE that could potentially be significant. Our SICAV funds and other T. Rowe Price investment products regulated outside the U.S. are determined to be VIEs. In addition, in connection with the OHA acquisition, we acquired certain carried interest entities, which are considered VIEs. These carried interest entities hold interests in general partners of affiliated private investment funds that are also VIEs; however, the carried interest entities are not the primary beneficiaries to these investment funds. At December 31, 2021, we consolidated VIEs with net assets of $2.1 billion.

Other-than-temporary impairments of equity method investments

We evaluate our equity method investments, including our investment in UTI and certain investments in T. Rowe Price investment products, for impairment when events or changes in circumstances indicate that the carrying value of the investment exceeds its fair value, and the decline in fair value is other than temporary.

Business Combinations

We account for business combinations under the acquisition method of accounting, whereby we recognize assets acquired and liabilities assumed, including separately identified intangible assets, contingent liabilities, and non-controlling interests, based on the fair value estimates as of the date of the acquisition. Any excess purchase consideration over the fair value of the identified net assets acquired is recognized as goodwill. The accounting for business combinations requires us to make significant estimates and assumptions, especially with respect to intangible assets and the fair value of contingent payment obligations. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in earnings. As a result, if the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could experience impairment charges which could be material.

20

Intangible assets acquired in business combinations consist primarily of investment advisory agreements and trade names. We also acquired certain carried interest entities that primarily hold interests in general partners of affiliated private investment funds with capital allocation-based income arrangements. The fair values of the acquired advisory agreements and the investments with the capital allocation-based income arrangements are based on the net present value of estimated future cash flows attributable to the agreements, which include significant assumptions about revenue growth rate, discount rate and effective tax rate. Our estimates are based on assumptions believed to be reasonable, but are inherently uncertain and unpredictable and, as a result, may differ from actual results. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate amortization expense. If our estimates of the economic lives change, amortization expense could be accelerated or decelerated.

We record contingent consideration resulting from a business combination at its fair value on the acquisition date. We generally determine the fair value of the contingent consideration using the Monte Carlo simulation methodology of valuation. Each reporting period thereafter, we revalue these obligations and record increases or decreases in their fair value as an adjustment to operating expenses within the consolidated statements of income. Changes in the fair value of the contingent consideration can result from changes in assumed discount periods and rates, and from changes pertaining to the achievement of the defined financial targets. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration expense we record in any given period.

Goodwill

We internally conduct, manage, and report our operations as one reportable business segment - investment advisory business. We do not have distinct operating segments or components that separately constitute a business. Accordingly, we attribute goodwill to a single reportable business segment and reporting unit - our investment advisory business. With the completion of the acquisition of OHA in December 2021, we are currently evaluating the impact that OHA will have on our business reporting and goodwill impairment analysis.

We evaluate the carrying amount of goodwill in our consolidated balance sheets for possible impairment on an annual basis in the third quarter of each year using a fair value approach. Goodwill would be considered impaired whenever our historical carrying amount exceeds the fair value of our investment advisory business. Our annual testing has demonstrated that the fair value of our investment advisory business (our market capitalization) exceeds our carrying amount (our stockholders’ equity) and, therefore, no impairment exists. Should we reach a different conclusion in the future, additional work would be performed to ascertain the amount of the noncash impairment charge to be recognized. We must also perform impairment testing at other times if an event or circumstance occurs indicating that it is more likely than not that an impairment has been incurred. The maximum future impairment of goodwill that we could incur is the amount recognized in our consolidated balance sheets, $2,693.2 million as of December 31, 2021, including $2,027.5 million of goodwill generated from the OHA acquisition. Given that the OHA acquisition closed on December 29, 2021, no impairment testing was performed on the related goodwill.

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

20

NEWLY ISSUED BUT NOT YET ADOPTED ACCOUNTING GUIDANCE.

See Note 1 - Basis of Preparation and Summary of Significant Accounting Policies within Item 8, Financial Statements for a discussion of newly issued but not yet adopted accounting guidance.

FORWARD-LOOKING INFORMATION.

From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this report, may contain certain forward-looking information, including information or anticipated information relating to: our revenues, net income, and earnings per share on common stock; changes in the amount and composition of our assets under management; our expense levels; our tax rate; the timing and expense related to the integration of OHA with and into our business,; and our expectations regarding financial markets, future transactions, dividends, stock repurchases, investments, new products and services, capital expenditures, changes in our effective fee rate, the impact of the coronavirus pandemic, other market conditions and the acquisition of OHA. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A, Risk Factors, of this Form 10-K Annual Report. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

Our future revenues and results of operations will fluctuate primarily due to changes in the total value and composition of assets under our management. Such changes result from many factors, including, among other things: cash inflows and outflows in the U.S. mutual funds, subadvised funds, separately managed accounts, collective investment trusts, and other investment products, performance fees, capital allocation-based income, fluctuations in global financial markets that result in appreciation or depreciation of the assets under our management, our introduction of new mutual funds and investment products, changes in retirement savings trends relative to participant-directed investments and defined contribution plans, and the impact of the coronavirus outbreak. The ability to attract and retain investors’ assets under our management is dependent on investor sentiment and confidence; the relative investment performance of the T. Rowe Price funds and other managed investment products as compared with competing offerings and market indexes; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; our level of success in implementing our strategy to expand our business, including our announced plan to establish T. Rowe Price Investment Management as a separate registered investment adviser; and our ability to attract and retain key personnel. Our revenues are substantially dependent on fees earned under contracts with the T. Rowe Price funds and could be adversely affected if the independent directors of one or more of the T. Rowe Price funds terminated or significantly altered the terms of the investment management or related administrative services agreements. Non-operating investment income will also fluctuate primarily due to the size of our investments, changes in their market valuations, and any other-than-temporary impairments that may arise or, in the case of our equity method investments, our proportionate share of the investees’ net income.

Our future results are also dependent upon the level of our expenses, which are subject to fluctuation for the following or other reasons: changes in the level of our advertising and promotion expenses in response to market conditions, including our efforts to expand our investment advisory business to investors outside the U.S. and to further penetrate our distribution channels within the U.S.; the pace and level of spending to support key strategic priorities, including the integration of OHA with and into our business; variations in the level of total compensation expense due to, among other things, bonuses, restricted stock units and other equity grants, other incentive awards, our supplemental savings plan, changes in our employee count and mix, and competitive factors; any goodwill or other asset impairment that may arise; fluctuation in foreign currency exchange rates applicable to the costs of our international operations; expenses and capital costs, such as technology assets, depreciation, amortization, and research and development, incurred to maintain and enhance our administrative and operating services infrastructure; the timing of the assumption of all third party research payments, unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and disruptions of services, including those provided by third parties, such as fund and product recordkeeping, facilities, communications, power, and the mutual fund transfer agent and accounting systems.

Our business is also subject to substantial governmental regulation, and changes in legal, regulatory, accounting, tax, and compliance requirements may have a substantial effect on our operations and results, including, but not
20

limited to, effects on costs that we incur and effects on investor interest in T. Rowe Price investment products and investing in general or in particular classes of mutual funds or other investments.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

EQUITY PRICE RISK.

Our investments in T. Rowe Price investment products are carried at fair value, and, as such, these investments are subject to market risk. The following table presents the equity price risk from our investments in T. Rowe Price investment products. Investments in these products generally moderate market risk as they are diversified and invest in a number of different financial instruments. T. Rowe Price manages its cash and discretionary investments exposure to market risk by diversifying its investments among equity and fixed income portfolios. In addition, investment holdings may be altered from time to time in response to changes in market risks and other factors, as management deems appropriate. We do not actively manage the market risk related to our seed capital investments.

In order to quantify the sensitivity of our investments to changes in market valuations, we have chosen to use a variant of each product's net asset value to quantify the equity price risk, as we believe the volatility in each product's net asset value best reflects the underlying risk potential as well as the market trends surrounding each of its investment objectives. The potential future loss of value, before any income tax benefits, of these investments at December 31, 2021 was determined by using the lower of each product’s lowest net asset value per share during 2021 or its net asset value per share at December 31, 2021, reduced by 10%. In considering this presentation, it is important to note that: not all products experienced their lowest net asset value per share on the same day; it is likely that the composition of the investment portfolio would be changed if adverse market conditions persisted; and we could experience future losses in excess of those presented below.

(in millions)	Fair value 12/31/2021	Potential lower value	Potential loss
Investments in T. Rowe Price products
Discretionary investments	$518.7	$466.8	$51.9	10%
Seed capital not consolidated	264.8	89.3	175.5	66%
Investments designated as an economic hedge of supplemental savings plan liability	881.5	789.1	92.4	10%
Total	$1,665.0	$1,345.2	$319.8	19%
Direct investment in consolidated T. Rowe Price investment products
Discretionary investments	$35.5	$27.5	$8.0	23%
Seed capital	893.5	795.7	97.8	11%
Total	$929.0	$823.2	$105.8	11%

Investment partnerships and other investments held at fair value	$108.9	$80.8	$28.1	26%

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

20

CURRENCY TRANSLATION RISK.

Certain of our investments, including a few consolidated T. Rowe Price investment products, expose us to currency translation risk when the financial statements are translated into U.S. dollars ("USD"). Our most significant exposure relates to the translation of the financial statements of our equity method investment in UTI ($165.4 million at December 31, 2021). UTI's financial statements are denominated in Indian rupees ("INR") and are translated to USD each reporting period. We do not use derivative financial instruments to manage this currency risk, so both positive and negative fluctuations in the INR against the USD will affect accumulated other comprehensive income and the carrying amount of our investment. We had a cumulative translation loss, net of tax, of $36.7 million at December 31, 2021, related to our investment in UTI. Given the nature of UTI’s business, should conditions deteriorate in markets in which they operate, we are at risk for loss up to our carrying amount.

We operate in several countries outside the U.S. of which the United Kingdom is the most prominent. We incur operating expenses and have assets and liabilities denominated in currencies other than USD associated with these operations, although our revenues are predominately realized in USD. The majority of our currency translation risk on our consolidated balance sheet at December 31, 2021, related to cash and non-consolidated investments of $72.2 million that are denominated in foreign currencies. We do not believe that foreign currency fluctuations materially affect our results of operations.

20

Item 8.Financial Statements.

20

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2021	12/31/2020
ASSETS
Cash and cash equivalents	$1,523.1	$2,151.7
Accounts receivable and accrued revenue	1,058.3	863.1
Investments	2,975.5	3,250.8
Assets of consolidated T. Rowe Price investment products ($1,761.5 million at December 31, 2021 and $2,497.4 million at December 31, 2020, related to variable interest entities)	1,962.8	2,695.5
Operating lease assets	201.2	117.6
Property, equipment and software, net	736.2	695.4
Intangible assets	913.4	—
Goodwill	2,693.2	665.7
Other assets	445.3	219.2
Total assets	$12,509.0	$10,659.0

LIABILITIES
Accounts payable and accrued expenses	$431.0	$187.7
Liabilities of consolidated T. Rowe Price investment products ($36.2 million at December 31, 2021 and $47.7 million at December 31, 2020, related to variable interest entities)	51.5	57.7
Operating lease liabilities	249.2	154.1
Accrued compensation and related costs	256.8	133.6
Supplemental savings plan liability	882.6	772.2
Contingent consideration liability	306.3	—
Income taxes payable	77.9	85.0
Total liabilities	2,255.3	1,390.3

Commitments and contingent liabilities

Redeemable non-controlling interests	982.3	1,561.7

STOCKHOLDERS’ EQUITY
Preferred stock, undesignated, $.20 par value—authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value—authorized 750,000,000; issued 229,175,000 shares at December 31, 2021 and 227,965,000 at December 31, 2020	45.8	45.6
Additional capital in excess of par value	919.8	654.6
Retained earnings	8,083.6	7,029.8
Accumulated other comprehensive loss	(26.5)	(23.0)
Total stockholders' equity attributable to T. Rowe Price Group, Inc.	9,022.7	7,707.0
Non-controlling interests in consolidated entities	248.7	—
Total permanent stockholders' equity	9,271.4	7,707.0
Total liabilities, redeemable non-controlling interests and permanent stockholders’ equity	$12,509.0	$10,659.0

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	2021	2020	2019
Revenues
Investment advisory fees	$7,098.1	$5,693.1	$5,112.5
Administrative, distribution, and servicing fees	573.8	513.6	505.4
Net revenues	7,671.9	6,206.7	5,617.9

Operating expenses
Compensation and related costs	2,383.0	2,182.4	1,969.2
Distribution and servicing costs	373.9	278.5	262.5
Advertising and promotion	100.2	83.7	96.8
Product and recordkeeping related costs	236.3	155.5	153.2
Technology, occupancy, and facility costs	484.9	444.8	427.3
General, administrative, and other	383.6	316.1	321.9
Total operating expenses	3,961.9	3,461.0	3,230.9

Net operating income	3,710.0	2,745.7	2,387.0

Non-operating income
Net gains on investments	215.8	246.8	260.4
Net gains (losses) on consolidated investment products	74.7	251.7	272.9
Other income (loss)	(5.9)	(2.0)	7.0
Total non-operating income	284.6	496.5	540.3

Income before income taxes	3,994.6	3,242.2	2,927.3
Provision for income taxes	896.1	718.9	678.4
Net income	3,098.5	2,523.3	2,248.9
Less: net income (loss) attributable to redeemable non-controlling interests	15.6	150.6	117.6
Net income attributable to T. Rowe Price Group	$3,082.9	$2,372.7	$2,131.3

Earnings per share on common stock of T. Rowe Price Group
Basic	$13.25	$10.08	$8.82
Diluted	$13.12	$9.98	$8.70
The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	2021	2020	2019
Net income	$3,098.5	$2,523.3	$2,248.9
Other comprehensive income (loss)
Currency translation adjustments:
Consolidated T. Rowe Price investment products—variable interest entities	(37.7)	57.8	(3.4)
Reclassification gains recognized in non-operating investment income upon deconsolidation of certain T. Rowe Price investment products	(2.4)	(.7)	(.1)
Total currency translation adjustments of consolidated T. Rowe Price investment products—variable interest entities	(40.1)	57.1	(3.5)
Equity method investments	7.0	2.1	2.4
Reclassification adjustment recognized upon partial disposition of equity method investment	—	7.5	—
Total equity method investments	7.0	9.6	2.4
Other comprehensive income (loss) before income taxes	(33.1)	66.7	(1.1)
Net deferred tax benefits	3.4	(11.8)	.5
Total other comprehensive income (loss)	(29.7)	54.9	(.6)
Total comprehensive income	3,068.8	2,578.2	2,248.3
Less: comprehensive income (loss) attributable to redeemable non-controlling interests	(10.6)	185.5	118.0
Comprehensive income attributable to T. Rowe Price Group	$3,079.4	$2,392.7	$2,130.3

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2021	2020	2019
Cash flows from operating activities
Net income	$3,098.5	$2,523.3	$2,248.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and impairment of property, equipment and software	204.8	189.6	190.8
Stock-based compensation expense	274.6	246.2	206.6
Net gains recognized on other investments	(122.5)	(189.6)	(176.3)
Net investments in T. Rowe Price investment products used to economically hedge supplemental savings plan liability	(85.7)	(142.9)	(126.0)
Net change in securities held by consolidated T. Rowe Price investment products	14.9	(798.8)	(930.9)
Other changes in assets and liabilities	67.4	91.1	109.6
Net cash provided by operating activities	3,452.0	1,918.9	1,522.7

Cash flows from investing activities
Purchases of T. Rowe Price investment products	(48.0)	(272.4)	(239.7)
Dispositions of T. Rowe Price investment products	1,625.8	454.1	131.4
Net cash of T. Rowe Price investment products on consolidation (deconsolidation)	(16.9)	(53.9)	(18.4)
Additions to property and equipment	(239.1)	(214.6)	(204.6)
Acquisition, net of cash acquired	(2,450.8)	—	—
Other investing activity	30.9	50.5	6.8
Net cash used in investing activities	(1,098.1)	(36.3)	(324.5)

Cash flows from financing activities
Repurchases of common stock	(1,138.5)	(1,201.9)	(705.8)
Common share issuances under stock-based compensation plans	(81.6)	3.9	83.3
Dividends paid to common stock and equity-award holders	(1,701.9)	(845.8)	(733.9)
Net subscriptions (redemptions) from redeemable non-controlling interest holders	(66.8)	557.5	523.7
Net cash used in financing activities	(2,988.8)	(1,486.3)	(832.7)
Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	2.6	1.9	(2.5)
Net change in cash and cash equivalents during period	(632.3)	398.2	363.0
Cash and cash equivalents at beginning of period, including $104.8 million at December 31, 2020, $76.5 million at December 31, 2019 and $70.1 million at December 31, 2018 held by consolidated T. Rowe Price investment products	2,256.5	1,858.3	1,495.3
Cash and cash equivalents at end of period, including $101.1 million at December 31, 2021, $104.8 million at December 31, 2020, and $76.5 million at December 31, 2019, held by consolidated T. Rowe Price investment products	$1,624.2	$2,256.5	$1,858.3

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (shares in thousands; dollars in millions)

	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	Redeemable non-controlling interests
Balances at December 31, 2018	238,069	$47.6	$654.6	$5,464.1	$(42.0)	$6,124.3	$740.3
Net income	—	—	—	2,131.3	—	2,131.3	117.6
Other comprehensive income (loss), net of tax	—	—	—	—	(1.0)	(1.0)	.4
Dividends declared ($3.04 per share)	—	—	—	(733.6)	—	(733.6)	—
Common stock-based compensation plans activity:
Shares issued upon option exercises	2,924	.6	147.9	—	—	148.5	—
Restricted shares issued, net of shares withheld for taxes	(41)	—	(5.9)	—	—	(5.9)	—
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	1,245	.2	(59.5)	—	—	(59.3)	—
Forfeiture of restricted awards	(10)	—	—	—	—	—	—
Stock-based compensation expense	—	—	206.6	—	—	206.6	—
Restricted stock units issued as dividend equivalents	—	—	.2	(.2)	—	—	—
Common shares repurchased	(6,973)	(1.4)	(289.3)	(418.1)	—	(708.8)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	530.3
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	(267.6)
Balances at December 31, 2019	235,214	47.0	654.6	6,443.5	(43.0)	7,102.1	1,121.0
Net income	—	—	—	2,372.7	—	2,372.7	150.6
Other comprehensive income (loss), net of tax	—	—	—	—	20.0	20.0	34.9
Dividends declared ($3.60 per share)	—	—	—	(846.1)	—	(846.1)	—
Common stock-based compensation plans activity:
Shares issued upon option exercises	2,194	.5	95.5	—	—	96.0	—
Restricted shares issued, net of shares withheld for taxes	8	—	—	—	—	—	—
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	1,457	.3	(92.0)	—	—	(91.7)	—
Forfeiture of restricted awards	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	246.2	—	—	246.2	—
Restricted stock units issued as dividend equivalents	—	—	.3	(.3)	—	—	—
Common shares repurchased	(10,908)	(2.2)	(250.0)	(940.0)	—	(1,192.2)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	563.3
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	(308.1)
Balances at December 31, 2020	227,965	$45.6	$654.6	$7,029.8	$(23.0)	$7,707.0	$1,561.7
The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (shares in thousands; dollars in millions)

	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	Non-controlling interests in consolidated entities	Total permanent stockholders'equity	Redeemable non-controlling interests
Balances at December 31, 2020	227,965	$45.6	$654.6	$7,029.8	$(23.0)	$7,707.0	$—	$7,707.0	$1,561.7
Net income	—	—	—	3,082.9	—	3,082.9	—	3,082.9	15.6
Other comprehensive income (loss), net of tax	—	—	—	—	(3.5)	(3.5)	—	(3.5)	(26.2)
Dividends declared ($4.32 per share)	—	—	—	(1,003.5)	—	(1,003.5)	—	(1,003.5)	—
Special cash dividend declared ($3.00 per share)	—	—	—	(699.5)	—	(699.5)	—	(699.5)	—
Common stock-based compensation plans activity:
Shares issued upon option exercises	1,206	.2	46.8	—	—	47.0	—	47.0	—
Restricted shares withheld for taxes, net of shares issued	6	—	—	—	—	—	—	—	—
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	1,492	.3	(128.0)	—	—	(127.7)	—	(127.7)	—
Forfeiture of restricted awards	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	274.6	—	—	274.6	—	274.6	—
Restricted stock units issued as dividend equivalents	—	—	.6	(.7)	—	(.1)	—	(.1)	—
Common shares repurchased	(5,941)	(1.2)	(809.4)	(325.4)	—	(1,136.0)	—	(1,136.0)	—
Common shares issued for acquisition	4,447	.9	880.6	—	—	881.5	—	881.5	—
Non-controlling interests	—	—	—	—	—	—	248.7	248.7	—
Net redemptions from T. Rowe Price investment products	—	—	—	—	—	—	—	—	(67.7)
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	—	—	(501.1)
Balances at December 31, 2021	229,175	$45.8	$919.8	$8,083.6	$(26.5)	$9,022.7	$248.7	$9,271.4	$982.3
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

On December 29, 2021, we completed our acquisition of Oak Hill Advisors, L.P., a leading alternative credit manager, and other entities that have common ownership (collectively, "OHA"). We acquired 100% of the equity interests of Oak Hill Advisors, L.P., 100% of the equity interests in entities that make co-investments in certain affiliated private investment funds (the "co-investment entities") and a majority of the equity interests in entities that have interests in general partners of affiliated private investment funds and are entitled to a disproportionate allocation of income (the "carried interest entities"). The acquisition accelerates our expansion into alternatives investment markets and complements our existing global platform and ongoing strategic initiatives in our core investments and distribution capabilities. OHA and its advisory affiliates provide investment advisory, asset management and other advisory services primarily to affiliated private investment funds and private accounts investing in leveraged loans, high yield bonds, structured products, private lending, distressed securities and turnaround investments. T. Rowe Price Group, Inc. recorded the assets acquired and liabilities assumed at their acquisition date fair values on its consolidated balance sheets as of the close date. Further, T. Rowe Price Group, Inc. did not record any 2021 OHA financial results in its consolidated statements of income or comprehensive income as the OHA activity between the closing date and December 31, 2021 was deemed immaterial.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Business Combinations

We account for business combinations under the acquisition method of accounting, whereby we recognize assets acquired and liabilities assumed, including separately identified intangible assets, contingent liabilities, and non-controlling interests, based on the fair value estimates as of the date of the acquisition. Any excess purchase consideration over the fair value of the identified net assets acquired is recognized as goodwill. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in earnings.

20

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

In addition, in connection with the OHA acquisition, we acquired a majority of the carried interest entities. These carried interest entities are considered VIEs and T. Rowe Price is determined to be the primary beneficiary. The total assets, liabilities, and non-controlling interests of these consolidated VIEs as of December 31, 2021 were $692.7 million, $56.4 million, and $248.7 million, respectively.

Further, these carried interest entities hold general partner interests in affiliated private investment funds that are VIEs, though these carried interest entities were determined to not be the primary beneficiary, and therefore, these affiliated private investment funds are not consolidated.

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

Non-controlling interests in consolidated entities
As a result of the OHA acquisition, we recognized non-controlling interests in the consolidated carried interest entities and present it as a component of permanent equity in our consolidated balance sheets. The non-controlling interests represent the minority interest held by limited partnerships controlled by employees, one of which is a member of our Board of Directors. Beginning in 2022, income (loss) will be allocated to these non-controlling interests based on the carried interest entity contractual arrangements that govern the allocation of income (loss), such as net income allocable to T. Rowe Price.

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

20

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

Investments in affiliated private investment funds
The investments in affiliated private investment funds - carried interest represent interests in general partners of affiliated private investment funds with disproportionate allocation of income or capital allocation-based arrangements that are accounted for as financial instruments under ASC 323, Investments – Equity Method and Joint Ventures ("ASC 323") since the general partner has significant governance rights in the investment funds in which it invests, which demonstrate significant influence.

Held to Maturity
As part of the acquisition of OHA, we acquired investments in rated notes of certain European collateralized loan obligation funds. We have designated these rated notes as held-to-maturity and will carry them on the balance sheet at amortized cost. At December 31, 2021, these investments were recorded at their acquisition date fair value in accordance with ASC 805 - Business Combinations.

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

Leases
We review new arrangements at inception to evaluate whether we have the right to obtain substantially all the economic benefits of and have the right to control the use of an asset. If we determine that an arrangement qualifies as a lease, we recognize a lease liability and a corresponding asset on the lease’s commencement date. The lease liability is initially measured at the present value of the future minimum lease payments over the lease term using
20

the rate implicit in the arrangement or, if not available, our incremental borrowing rate. An operating lease asset is measured initially at the value of the lease liability less any lease incentives received and initial direct costs incurred.
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

Property, equipment and software

Property, equipment and software is stated at cost net of accumulated depreciation and amortization computed using the straight-line method. Provisions for depreciation and amortization are based on the following weighted-average estimated useful lives: computer and communications software and equipment, 3 years; buildings and improvements, 33 years; leasehold improvements, 8 years; and furniture and other equipment, 6 years.

Intangible assets

Intangible assets acquired in the OHA acquisition consist primarily of investment advisory agreements and a trade name. The fair values of the acquired investment advisory agreements are based on the net present value of estimated future cash flows attributable to the agreements, which include significant assumptions about revenue growth rate, discount rate and effective tax rate. The investment advisory agreement intangible assets will be amortized using the straight-line method over their estimated useful lives unless the asset is determined to have an indefinite life as there is no foreseeable limit on the contract period. The weighted average useful life of definite-lived intangibles assets is approximately 6.1 years.

The trade name fair value is determined using the relief from royalty method based on net present value of estimated cash flows, which include significant assumptions about royalty rate, revenue growth rate, discount rate and effective tax rate. Additionally, we identified the trade name intangible asset as indefinite-lived as there is no foreseeable limit on the use of the OHA name.

Indefinite-lived intangible assets are tested for impairment annually or more frequently when an event occurs or circumstances change that more likely than not reduce the fair value of the indefinite-lived intangible asset below its carrying value.

Definite-lived intangible assets are tested when there is an indication of impairment. Impairment is indicated when the carrying value of the asset is not recoverable and exceeds its fair value. If indicators are present, we perform a recoverability test by comparing the estimated undiscounted future cash flows attributable to the asset group in question to the asset group’s carrying amount. If the undiscounted estimated future cash flows are less than the carrying amount of the asset, the asset’s cost is adjusted to fair value and an impairment loss is recognized.

Goodwill

We evaluate the carrying amount of goodwill in our consolidated balance sheets for possible impairment on an annual basis in the third quarter of each year using a fair value approach. Our evaluations have indicated that no impairment exists.

20

We internally conduct, manage, and report our operations as one investment advisory business. We do not have distinct operating segments or components that separately constitute a business. Accordingly, we attribute goodwill to a single reportable segment and reporting unit - our investment advisory business. With the completion of the acquisition of OHA in December 2021, we are currently evaluating the impact that OHA will have on our business reporting and goodwill impairment analysis.

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

We recognize performance-based incentive fees in connection with the investment advisory agreements from certain separately managed and subadvised accounts. We are entitled to receive performance-based incentive fees when the return on investment assets exceeds a certain benchmark return. In such arrangements, these incentive fees are recognized at the end of the measurement period when the performance benchmark or contractual
20

outperformance has been achieved. Performance-based incentive fees are considered a form of variable consideration, and as such these fees are subject to potential reversal up until the end of the measurement period (which is generally one year) when the performance-based incentive fees become fixed, determinable, and are not subject to significant reversal. There are no significant judgments made when determining the performance-based incentive fees.

Beginning in 2022, investment advisory fees will also include fees earned from affiliated private investment funds or private accounts that are determined either monthly or quarterly and are generally based on the fund’s or account's net asset value or invested capital. Investment advisory fees earned from CLOs include senior collateral management fees and subordinated collateral management fees, which are generally determined quarterly based on the sum of collateral principal amounts and the aggregate principal amount of all defaulted obligations. If amounts distributable on any payment date are insufficient to pay the collateral management fee according to the priority of payments, any shortfall is deferred and payable on subsequent payment dates.

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

Distribution and servicing fees
The agreements for distribution and servicing fees earned from 12b-1 plans of the Advisor Class, R Class, and Variable Annuity II Class shares of the U.S. mutual funds have one performance obligation, as distribution services are not separately identifiable from shareholder servicing promises in the agreements and, therefore, are not distinct. Our performance obligation is satisfied at the point in time when an investor makes an investment into these share classes of the U.S. mutual funds. The fees for these distribution and servicing agreements are based on the assets under management in these share classes, which change based on fluctuations in financial markets, and represent variable consideration. These fees are generally constrained, and excluded from revenue, until the asset values on which our client is billed are not subject to financial market volatility. Accordingly, the majority of the distribution and servicing revenue disclosed in Note 4 - Information about Receivables, Revenues and Services relates to distribution and servicing obligations that were satisfied during prior periods.

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

Capital allocation-based income
Beginning in 2022, we will record income earned from investments in affiliated private investment funds with capital allocation-based arrangements that are accounted for under ASC 323 based on the proportionate share of the income or loss of the fund assuming the fund was liquidated as of each reporting date pursuant to each investment fund's governing agreements. Accordingly, this income, also known as carried interest, is accounted for outside of the scope of ASC 606.

20

Advertising

Costs of advertising are expensed the first time that the advertising takes place.

Stock-based compensation

We maintain three stockholder-approved employee long-term incentive plans (2020 Long-Term Incentive Plan, 2012 Long-Term Incentive Plan, and 2004 Stock Incentive Plan, collectively the LTI Plans) and two stockholder-approved non-employee director plans (2017 Non-Employee Director Equity Plan and 2007 Non-Employee Director Equity Plan, collectively the Director Plans). We believe that our stock-based compensation programs align the interests of our employees and directors with those of our common stockholders. As of December 31, 2021, a total of 11,584,645 shares were available for future grant under the 2020 Long-Term Incentive Plan and the 2017 Non-Employee Director Equity Plan (2017 Plan).

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
20

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

NOTE 2 - ACQUISITION.

As discussed in Note 1, on December 29, 2021, T. Rowe Price Group, Inc. and certain wholly owned subsidiaries completed the acquisition of Oak Hill Advisors, L.P., a leading alternative credit manager, and other entities that have common ownership (collectively, "OHA").

The upfront purchase consideration transferred included cash consideration of $2,487.4 million, and 4.4 million shares of common stock valued at $881.5 million. The upfront purchase consideration included the retirement of $217.1 million of OHA debt. The consideration transferred is subject to customary working capital and escrow settlements in the post-combination period. The equity consideration transferred is restricted from sale for one year. In addition, contingent consideration in the amount of up to $900.0 million in cash may be due as part of an earnout payment starting in 2025 and ending in 2027, upon satisfying or exceeding certain defined revenue targets. These defined revenue targets are evaluated on a cumulative basis beginning at the end of 2024, with the ability to extend two additional years if the defined revenue targets are not achieved. The earnout amount will be subject to a proportional reduction if OHA's actual revenue at the end of the earnout period does not meet the defined revenue targets and could result in no earnout payout if OHA's actual revenue falls below 75% of the defined revenue target. About 22% of the earnout is conditioned upon continued service with T. Rowe Price and is excluded from the purchase consideration transferred as further discussed in Compensation Arrangements below. A Monte Carlo simulation was used to determine the fair value of the earnout. The portion of the earnout which is not conditioned upon continued service with T. Rowe Price had a fair value of $306.3 million and is recorded as a contingent consideration liability in our 2021 consolidated balance sheet.

The acquisition met the requirements to be considered a business combination under ASC 805 - Business Combinations and was accounted for using the acquisition method of accounting. Accordingly, the purchase price consideration was allocated to the assets acquired, including separately identified intangibles, and liabilities assumed based on their estimated fair values as of the acquisition date. Any excess of the purchase price over the fair value of the identifiable assets and liabilities is recorded as goodwill. Approximately $1.2 billion of the goodwill generated by the acquisition is deductible in future periods for U.S. federal income tax purposes. The remaining goodwill is not deductible for tax purposes. The non-deductible goodwill is part of a tax basis difference associated with our investment in OHA, and, as permitted by accounting guidance, we have adopted an accounting policy to not record a related deferred tax liability.

In addition to the upfront and contingent consideration, we also assumed debt of $113.5 million and identified non-controlling interests in acquired consolidated entities of $248.7 million. See below for a summary of the total purchase consideration transferred at closing and the total purchase consideration allocated.

(in millions)
Cash consideration	$2,487.4
Contingent consideration	306.3
Equity consideration	881.5
Debt assumed	113.5
Non-controlling interests in consolidated entities	248.7
Total purchase consideration at closing	4,037.4
Less: cash payment treated as future compensation expense(1)	(283.2)
Total purchase consideration transferred	$3,754.2
(1) See discussion in Compensation Arrangement section below. The amount is included within “Other Assets” on our consolidated balance sheet.

20

The purchase price allocation is preliminary and subject to change during the measurement period, which is not to exceed one year from the acquisition date. The following table sets forth the preliminary fair values of the assets acquired and liabilities assumed in connection with the acquisition:

(in millions)	Acquisition date fair value
Cash and cash equivalents	$22.1
Accounts receivable and accrued revenue	122.2
Investments	891.0
Property, equipment and software, net	22.4
Operating lease asset	101.5
Intangible assets	913.4
Goodwill	2,027.5
Other assets	27.2
Total assets	4,127.3

Accounts payable and accrued expenses	$133.3
Operating lease liability	114.1
Deferred tax liabilities, included in other assets in the consolidated balance sheet	125.7
Total liabilities assumed	373.1
Total purchase consideration	$3,754.2

The fair values of the acquired assets and liabilities assumed were determined using level 3 inputs. The fair value of the intangible assets and certain investments in affiliated private investment funds where we earn a carried interest were determined using net present value of estimated future cash flows. The acquired book values of the remaining assets and liabilities approximated their fair values.

As part of the acquisition, T. Rowe Price Group, Inc. incurred approximately $31.9 million of acquisition-related costs that are included in general, administrative and other expenses in our 2021 consolidated statement of income.

GOODWILL AND INTANGIBLE ASSETS

Goodwill is comprised of future benefits for T. Rowe Price from the OHA acquisition, which do not qualify as separately recognized intangible assets. With the completion of the acquisition of OHA in December 2021, we are currently evaluating the impact that OHA will have on our segment reporting and goodwill impairment analysis.

The intangible assets include an indefinite-lived trade name of $134.7 million and both indefinite- and definite-lived investment advisory agreements totaling $778.7 million.

See Note 10 for more details on goodwill and the intangible assets.

INVESTMENTS

As part of the OHA acquisition, investments in affiliated private investment funds have been recorded at fair value of $761.1 million as of the acquisition date. The difference of $375.0 million between the carrying value of these investments on OHA’s books and their fair value represent the basis difference, of which $306.5 million will be amortized on a straight-line basis over the funds’ estimated weighted average remaining life of 5.9 years. This amortization will be included in “Net revenues” in the consolidated statements of income in future periods. Since T. Rowe Price acquired the majority, but not 100% of the equity interest in these carried interest entities, non-controlling interests have been recorded in permanent stockholders' equity at a fair value of $248.7 million as of the acquisition date. The fair value of these non-controlling interests include a basis difference of $154.3 million, of which $129.1 million is attributable to funds with a definite life and will be amortized on a straight-line basis over the funds’ estimated weighted average remaining life of 5.9 years. The non-controlling interests are held by employees that participate in the management of the investments in affiliated private investment funds and therefore profit and
20

loss allocations will be reflected as compensation expense in the consolidated statements of income. Accordingly, the future basis difference amortization will also be included in “Compensation and related costs” line in the consolidated statements of income.

COMPENSATION ARRANGEMENTS

In connection with the OHA acquisition, a portion of the upfront purchase consideration and future payments to sellers or employees related to other compensation arrangements are conditioned upon continued service or a future performance period. These arrangements are treated as post-combination compensation expense recognized over a period of three to five years, and had an aggregate fair value of $459.9 million as of the acquisition closing date. These arrangements include an agreement among certain sellers whereby $283.2 million of their upfront purchase consideration would be forfeited and redistributed among the other sellers who are party to the agreement if employment with T. Rowe Price or an affiliate was voluntarily terminated prior to the fifth anniversary of the acquisition date. Additionally, these arrangements include about 22% of the total earnout with a fair value of $88.2 million as of December 31, 2021, and $58.3 million in retention bonuses that will be paid to certain employees of OHA following the completion of a service period. The aggregate fair value of $459.9 million also includes an agreement, referred to as the Value Creation Agreement, whereby certain employees of OHA will receive incentive payments in the aggregate equal to 10% of the appreciated value of the OHA business, subject to an annualized preferred return to T. Rowe Price, on the fifth anniversary of the acquisition date. The fair value of the earnout and Value Creation Agreement will be remeasured each reporting period and recognized over the related service periods. Due to the timing of the OHA acquisition, no compensation expense related to these arrangements is included in our consolidated statements of income for the year ended December 31, 2021.

CASH FLOW INFORMATION

For cash flow reporting purposes, there were non-cash financing activities of $881.5 million for the issuance of T. Rowe Price Group, Inc. common stock as part of the purchase consideration and non-cash investing activities of $306.3 million related to the contingent consideration for the earnout.

PRO FORMA SUMMARY

The following unaudited pro forma summary presents combined results of operations of T. Rowe Price Group, Inc. as if the OHA acquisition had occurred on January 1, 2020. The pro forma adjustments include acquisition-related costs and adjustments to intangible amortization expense. These pro forma results are not indicative of results of operations that would have been achieved had the acquisition occurred on January 1, 2020, nor are they indicative of future results of operations of the combined entity.

	Pro forma years ended (unaudited)
(in millions)	12/31/2021	12/31/2020
Revenue	$8,162	$6,479
Net income	$3,016	$2,241

NOTE 3 – CASH EQUIVALENTS.

Cash equivalent investments in the T. Rowe Price money market mutual funds aggregate to $1,183.9 million at December 31, 2021, and $1,931.1 million at December 31, 2020. Dividends earned on these investments totaled $0.3 million in 2021, $4.2 million in 2020, and $33.3 million in 2019.

20

NOTE 4 – INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Revenues earned during the years ended December 31, 2021, 2020 and 2019, under agreements with clients include:

	2021
		Administrative, distribution, and servicing fees
(in millions)	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues
U.S. mutual funds	$4,388.9	$333.4	$120.3	$4,842.6
Subadvised funds, separate accounts, collective investment trusts, and other investment products	2,709.2	—	—	2,709.2
Other clients	—	120.1	—	120.1
	$7,098.1	$453.5	$120.3	$7,671.9

	2020
		Administrative, distribution, and servicing fees
(in millions)	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues
U.S. mutual funds	$3,639.9	$291.3	$111.3	$4,042.5
Subadvised funds, separate accounts, collective investment trusts, and other investment products	2,053.2	—	—	2,053.2
Other clients	—	111.0	—	111.0
	$5,693.1	$402.3	$111.3	$6,206.7

	2019
		Administrative, distribution, and servicing fees
(in millions)	Investment Advisory Fees	Administrative Fees	Distribution and servicing fees	Net Revenues
U.S. mutual funds	$3,452.5	$281.8	$120.0	$3,854.3
Subadvised funds, separate accounts, collective investment trusts, and other investment products	1,660.0	—	—	1,660.0
Other clients	—	103.6	—	103.6
	$5,112.5	$385.4	$120.0	$5,617.9

The following table details the investment advisory fees earned from clients by their underlying asset class.

(in millions)	2021	2020	2019
U.S. mutual funds
Equity	$3,118.5	$2,440.4	$2,219.1
Fixed income, including money market	245.2	266.5	280.1
Multi-asset	1,025.2	933.0	953.3
	4,388.9	3,639.9	3,452.5
Subadvised funds, separate accounts, collective investment trusts, and other investment products
Equity and blended assets	1,781.4	1,326.3	1,033.4
Fixed income, including money market	164.6	149.3	153.7
Multi-asset	763.2	577.6	472.9
	2,709.2	2,053.2	1,660.0
Total	$7,098.1	$5,693.1	$5,112.5

20

The following table summarizes the investment portfolios and assets under management on which we earned investment advisory fees. The assets under management as of December 31, 2021, in the table below, excludes fee-basis assets under management of $46.9 billion acquired as part of the OHA acquisition.

(in billions)	Average during			As of December 31,
	2021	2020	2019	2021	2020
U.S. mutual funds
Equity	$540.4	$417.0	$376.3	$553.9	$498.6
Fixed income, including money market	86.4	76.8	72.0	85.3	79.4
Multi-Asset	229.8	193.9	192.1	232.2	216.6
	856.6	687.7	640.4	871.4	794.6
Subadvised funds, separate accounts, collective investment trusts, and other investment products
Equity	431.6	321.3	257.3	438.8	397.2
Fixed income, including money market	91.3	82.1	79.5	85.2	89.3
Multi-Asset	219.8	156.8	132.1	245.5	189.4
	742.7	560.2	468.9	769.5	675.9
Total	$1,599.3	$1,247.9	$1,109.3	$1,640.9	$1,470.5

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for about 9.9% and 9.3% of our assets under management at December 31, 2021 and 2020, respectively. The percentage at December 31, 2021 reflects the assets under management from OHA's clients outside the United States.

Total net revenues earned from T. Rowe Price investment products totaled $6,259.3 million in 2021, $5,044.3 million in 2020, and $4,626.3 million in 2019. Accounts receivable from these products aggregate to $577.9 million at December 31, 2021 and $523.4 million at December 31, 2020.

20

NOTE 5 – INVESTMENTS.

The carrying values of investments that are not part of the consolidated T. Rowe Price investment products at December 31 are as follows:

(in millions)	2021	2020
Investments held at fair value
T. Rowe Price investment products
Discretionary investments	$518.7	$1,647.7
Seed capital	264.8	169.5
Supplemental savings plan liability economic hedges	881.5	768.1
Investment partnerships and other investments	108.9	95.1
Investments in affiliated collateralized loan obligations	10.8	—
Equity method investments
T. Rowe Price investment products
Discretionary investments	—	242.9
Seed capital	141.7	178.6
Investment in UTI Asset Management Company Limited (India)	165.4	145.5
Investments in affiliated private investment funds - carried interest	609.8	—
Investments in affiliated private investment funds - seed/co-investment	151.3	—
Other investment partnerships and investments	2.5	2.4
Held to maturity
Investments in affiliated collateralized loan obligations(1)	119.1	—
U.S. Treasury note	1.0	1.0
Total	$2,975.5	$3,250.8
(1) These investments were acquired as part of the OHA acquisition. As of December 31, 2021, these investments are recorded at their acquisition date fair value but will be accounted for as held-to-maturity going forward.

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

During 2021, we recognized $63.6 million of net unrealized gains on investments held at fair value that were still held at December 31, 2021. For 2020, we recognized $142.7 million of net unrealized gains on investments held at fair value that were still held at December 31, 2020. For 2019, we recognized $105.4 million of net unrealized gains on investments held at fair value that were still held at December 31, 2019.

Dividends, including capital gain distributions, earned on the T. Rowe Price investment products held at fair value, totaled $90.2 million in 2021, $50.8 million in 2020, and $50.6 million in 2019.

During each of the last three years, certain T. Rowe Price investment products in which we provided initial seed capital at the time of formation were deconsolidated, as we no longer had a controlling interest. Depending on our ownership interest, we are now reporting our residual interests in these T. Rowe Price investment products as either an equity method investment or an investment held at fair value. Additionally, during 2020 and 2019, certain T. Rowe Price investment products that were being accounted for as equity method investments were consolidated, as we regained a controlling interest. The net impact of these changes on our consolidated balance sheets and statements of income as of the dates the portfolios were deconsolidated or reconsolidated is detailed below.
20

(in millions)	2021	2020	2019
Net decrease in assets of consolidated T. Rowe Price investment products	$(753.0)	$(546.1)	$(380.5)
Net decrease in liabilities of consolidated T. Rowe Price investment products	$(17.6)	$(10.5)	$(15.0)
Net decrease in redeemable non-controlling interests	$(501.1)	$(308.1)	$(267.6)

Gains recognized upon deconsolidation	$2.4	$.7	$.1
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

INVESTMENTS IN AFFILIATED PRIVATE INVESTMENT FUNDS.

We acquired investments in certain OHA affiliated private investment funds that are recorded at their acquisition fair value of $761.1 million as of December 31, 2021 and reported in investments in our 2021 consolidated balance sheet. For the carried interest investments, we will recognize an allocable share of net profits as determined by the underlying limited partnership agreements in net revenues in future consolidated statements of income. For seed/ co-investments, we will recognize income from these investments in non-operating income in future consolidated statements of income.

INVESTMENTS IN AFFILIATED COLLATERALIZED LOAN OBLIGATIONS.

As part of the OHA acquisition, we acquired long-term investments in collateralized loan obligations ("CLOs") and assumed debt associated with these investments. We recorded these investments at their acquisition date fair values. The European CLOs, which were valued at $129.9 million at December 31, 2021, invest in 5% vertical strips in each class of rated notes and subordinated notes. Certain investments in the debt tranches of the CLOs will be subsequently measured at amortized cost as investments held to maturity and included in investments in our consolidated balance sheets. The subordinated note tranches of these investments are accounted for as equity method investments and our allocable share of income will be included in non-operating income (loss) in the consolidated statements of income beginning in 2022. Certain of the investments in the debt tranches of the CLOs have been pledged as collateral against the repurchase agreements.

The debt assumed was valued at $113.5 million at December 31, 2021, and is reported in accounts payable and accrued expenses of the consolidated balance sheet. The debt assumed includes outstanding repurchase agreements of €66.7 million (equivalent to $75.9 million at the December 31, 2021 EUR spot rate) that are collateralized by our CLO investment. Interest income on the underlying investments accrues quarterly and those amounts are retained by the counterparty. Interest expense accrues quarterly, which is equal to the interest income retained by the counterparty, plus 0.5% per annum on the notes of the underlying pledged investments. We still hold the legal rights and obligations associated with the underlying assets and therefore continue to satisfy the United Kingdom risk retention requirements.

The debt we assumed also includes outstanding note facilities of €32.4 million (equivalent to $36.9 million at the December 31, 2021 EUR spot rate) that were entered into in connection with the financing of certain CLO investments and are collateralized by first priority security interests in the assets of the consolidated OHA entity that is party to the notes. These notes bear interest at rates based on EURIBOR plus the initial margin, which equals all-in rates ranging from 1.70% to 1.95% as of December 31, 2021. The notes mature on various dates through 2032 or if the investment is paid back in full or cancelled, whichever is sooner. Payments are required on the debt when payments are received on the investments. Each deed contains covenants which, if not met, may cause the termination of the note facility and declare principal and interest immediately due and payable. The consolidated entity that is the party to the notes was in compliance with all such covenants at December 31, 2021.

20

VARIABLE INTEREST ENTITIES.

Our investments at December 31, 2021 and 2020, include interests in variable interest entities that we do not consolidate as we are not deemed the primary beneficiary. Our maximum risk of loss related to our involvement with these entities is as follows:

(in millions)	2021	2020
Investment carrying values	$182.2	$144.7
Unfunded capital commitments	8.0	12.3
Receivable for investment advisory and administrative fees	22.9	13.8
	$213.1	$170.8

The unfunded capital commitments, totaling $8.0 million at December 31, 2021, and $12.3 million at December 31, 2020, relate primarily to investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be called under certain circumstances.

In connection with the OHA acquisition, we acquired carried interest entities that hold general partner interests in affiliated private investment funds that are VIEs, though these carried interest entities were determined to not be the primary beneficiary. Our maximum risk of loss related to these affiliated investment funds are the investment carrying value of $761.1 million, the unfunded capital commitments of $86.2 million, and their receivable for investment advisory and performance-based incentive fees of $122.2 million.

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
Level 3 – unobservable inputs reflecting our own assumptions based on the best information available. The inputs into the determination of fair value require significant management judgment or estimation. Investments in this category generally include investments for which there is not an actively-traded market.

These levels are not necessarily an indication of the risk or liquidity associated with our investments. The following table summarizes our investments that are recognized in our consolidated balance sheets at December 31 using fair value measurements determined based on the differing levels of inputs. This table excludes investments held by consolidated T. Rowe Price investment products which are presented separately on our consolidated balance sheets and are detailed in Note 7.

	2021		2020
(in millions)	Level 1	Level 2	Level 1	Level 2
T. Rowe Price investment products
Cash equivalents held in money market funds	$1,183.9	$—	$1,931.1	$—
Discretionary investments	518.7		1,647.7	—
Seed capital	241.4	23.4	156.6	12.9
Supplemental savings plan liability economic hedges	881.5	—	768.1	—
Other investments	.7	.1	.5	.6
Total	$2,826.2	$23.5	$4,504.0	$13.5

At December 31, 2021, the reported investments held at fair value in Note 5 include $108.1 million of investments that are carried at fair value using the NAV per share as a practical expedient. These investments are not required to be included in the fair value hierarchy levels above.
20

As part of the acquisition of OHA, we recorded the assets acquired and liabilities assumed at the acquisition date fair value. See Note 2 for more information on the acquisition and the fair value of the assets acquired and liabilities assumed.

NOTE 7 – CONSOLIDATED T. ROWE PRICE INVESTMENT PRODUCTS.

The T. Rowe Price investment products that we consolidate in our consolidated financial statements are generally those products we provided initial seed capital at the time of their formation and have a controlling interest. Our U.S. mutual funds are considered voting interest entities, while those regulated outside the U.S. are considered variable interest entities.

The following table details the net assets of the consolidated T. Rowe Price investment products at December 31:

	2021			2020
(in millions)	VOE	VIE	Total	VOE	VIE	Total
Cash and cash equivalents(1)	$7.3	$93.8	$101.1	$7.1	$97.7	$104.8
Investments(2)	188.9	1,645.0	1,833.9	188.2	2,372.7	2,560.9
Other assets	5.1	22.7	27.8	2.8	27.0	29.8
Total assets	201.3	1,761.5	1,962.8	198.1	2,497.4	2,695.5
Liabilities	15.3	36.2	51.5	10.0	47.7	57.7
Net assets	$186.0	$1,725.3	$1,911.3	$188.1	$2,449.7	$2,637.8

Attributable to T. Rowe Price Group	$125.3	$803.7	$929.0	$130.7	$945.4	$1,076.1
Attributable to redeemable non-controlling interests	60.7	921.6	982.3	57.4	1,504.3	1,561.7
	$186.0	$1,725.3	$1,911.3	$188.1	$2,449.7	$2,637.8
(1) Cash and cash equivalents includes $6.5 million and $7.0 million at December 31, 2021 and 2020, respectively, of investments in
T. Rowe Price money market mutual funds.
(2) Investments include $42.5 million and $26.9 million at December 31, 2021 and 2020, respectively, of T. Rowe Price investment products.

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
20

The operating results of the consolidated T. Rowe Price investment products, are reflected in our consolidated statements of income for the year ended December 31 as follows:

	2021			2020			2019
(in millions)	VOE	VIE	Total	VOE	VIE	Total	VOE	VIE	Total
Operating expenses reflected in net operating income	$(.6)	$(11.6)	$(12.2)	$(1.6)	$(14.8)	$(16.4)	$(2.2)	$(12.5)	$(14.7)
Net gains (losses) reflected in non-operating income	18.0	56.7	74.7	13.2	238.5	251.7	31.0	241.9	272.9
Impact on income before taxes	$17.4	$45.1	$62.5	$11.6	$223.7	$235.3	$28.8	$229.4	$258.2

Net income (loss) attributable to T. Rowe Price Group	$11.4	$35.5	$46.9	$11.6	$73.1	$84.7	$21.3	$119.3	$140.6
Net income (loss) attributable to redeemable non-controlling interests	6.0	9.6	15.6	—	150.6	150.6	7.5	110.1	117.6
	$17.4	$45.1	$62.5	$11.6	$223.7	$235.3	$28.8	$229.4	$258.2
The operating expenses of these consolidated products are reflected in other operating expenses. In preparing our consolidated financial statements, we eliminated operating expenses of $5.5 million in 2021, $9.9 million in 2020, and $6.8 million in 2019, against the investment advisory and administrative fees earned from these products. The net gains (losses) reflected in non-operating income includes dividend and interest income and realized and unrealized gains and losses on the underlying securities held by the consolidated T. Rowe Price investment products.

The following table details the impact of these consolidated investment products on the individual lines of our consolidated statements of cash flows.

	2021			2020			2019
(in millions)	VOE	VIE	Total	VOE	VIE	Total	VOE	VIE	Total
Net cash provided by operating activities	$(135.3)	$160.8	$25.5	$(155.4)	$(401.3)	$(556.7)	$(7.2)	$(663.6)	$(670.8)
Net cash provided by (used in) investing activities	(11.9)	(5.0)	(16.9)	(23.4)	(30.5)	(53.9)	(7.1)	(11.3)	(18.4)
Net cash used in financing activities	147.4	(162.3)	(14.9)	176.0	461.0	637.0	5.7	692.4	698.1
FX impact on cash	—	2.6	2.6	—	1.9	1.9	—	(2.5)	(2.5)
Net change in cash and cash equivalents during period	.2	(3.9)	(3.7)	(2.8)	31.1	28.3	(8.6)	15.0	6.4
Cash and cash equivalents at beginning of year	7.1	97.7	104.8	9.9	66.6	76.5	18.5	51.6	70.1
Cash and cash equivalents at end of year	$7.3	$93.8	$101.1	$7.1	$97.7	$104.8	$9.9	$66.6	$76.5

The net cash provided by financing activities includes $51.9 million in 2021, $79.5 million in 2020 and $174.4 million in 2019, of net subscriptions we made into the consolidated T. Rowe Price investment products, net of dividends received. These cash flows were eliminated in consolidation.

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

	2021		2020
(in millions)	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents	$6.5	$.7	$7.0	$—
Equity securities	247.8	340.3	308.0	708.0
Fixed income securities	—	1,187.4	—	1,411.3
Other investments	5.7	52.7	2.6	131.0
	$260.0	$1,581.1	$317.6	$2,250.3

Liabilities	$(.7)	$(9.7)	$(.4)	$(18.8)

NOTE 8 – LEASES.
All of our leases are operating leases and primarily consist of real estate leases for corporate offices, data centers, and other facilities. In December 2020, we announced that we signed a letter of intent for a long-term lease for our global headquarters in a different downtown location in Baltimore, Maryland. We plan to relocate our operations from our East Pratt Street offices in 2024.
As of December 31, 2021, the weighted-average remaining lease term on our leases is approximately 9.1 years and the weighted-average discount rate used to measure the lease liabilities is 2.4%.

Operating lease expense was $32.5 million in 2021, $32.1 million in 2020, and $29.0 million in 2019. Charges related to our operating leases that are variable, including variable common area maintenance charges and other management-related costs, and not included in the measurement of the lease liabilities, were $9.6 million in 2021. We made lease payments of $36.6 million during 2021. Due to the timing of the closing of the acquisition of OHA on December 29, 2021, we have excluded operating lease expense and payments for 2021 from the disclosures above.

20

Our future undiscounted cash flows related to our operating leases, including operating leases associated with OHA, and the reconciliation to the operating lease liability as of December 31, 2021, are as follows:

(in millions)	2021
2021	$41.7
2022	41.1
2023	50.6
2024	22.5
2025	11.7
Thereafter	106.5
Total future undiscounted cash flows	274.1
Less: imputed interest to be recognized in lease expense	(24.9)
Operating lease liabilities, as reported	$249.2

NOTE 9 – PROPERTY, EQUIPMENT AND SOFTWARE.

Property, equipment and software at December 31 consists of:

(in millions)	2021	2020
Computer and communications software and equipment	$1,293.5	$1,113.1
Buildings and improvements	472.0	457.5
Leasehold improvements	196.4	169.2
Furniture and other equipment	205.6	193.3
Land	25.7	37.2
	2,193.2	1,970.3
Less accumulated depreciation and amortization	1,457.0	1,274.9
Total	$736.2	$695.4

Compensation and related costs attributable to the development of computer software for internal use, totaling $137.6 million in 2021, $125.9 million in 2020, and $95.5 million in 2019, have been capitalized.

NOTE 10 - GOODWILL AND INTANGIBLE ASSETS.

Goodwill and intangible assets consist of the following:

(in millions)	As of December 31,
	2021	2020
Goodwill	$2,693.2	$665.7
Indefinite-lived intangible assets - trade name	134.7	—
Indefinite-lived intangible assets - investment advisory agreements	164.8	—
Definite-lived intangible assets - investment advisory agreements	613.9	—
Total	$3,606.6	$665.7

The estimated weighted average life for the definite-lived intangible assets is 6.1 years. Estimated amortization expense for the definite-lived investment advisory agreements intangible assets for 2022 through 2026 is $108.5 million for 2022, $108.1 million for 2023, $105.7 million for 2024, $105.0 million for 2025 and $87.7 million for 2026. Due to the timing of the acquisition of OHA, there was no amortization expense for acquisition intangible assets included in the consolidated statements of income for the year ended December 31, 2021.

20

Goodwill activity during the years ended December 31, 2021 and 2020, was as follows:

(in millions)	2021	2020
Balance, beginning of the year	$665.7	$665.7
Acquisition of OHA	2,027.5	—
Balance, end of year	$2,693.2	$665.7

For the goodwill held prior to the acquisition of OHA, we evaluate the carrying amount of goodwill in our consolidated balance sheets for possible impairment on an annual basis in the third quarter of each year using a fair value approach.

NOTE 11 – INCOME TAXES.

The provision for income taxes consists of:

(in millions)	2021	2020	2019
Current income taxes
U.S. federal	$745.0	$547.1	$490.9
State and local	179.3	135.2	135.9
Foreign	28.1	22.9	18.3
Deferred income taxes (benefits)	(56.3)	13.7	33.3
Total	$896.1	$718.9	$678.4

Deferred income taxes and benefits arise from temporary differences between taxable income for financial statement and income tax return purposes. The deferred income taxes (benefits) recognized as part of our provision for income taxes is related to:

(in millions)	2021	2020	2019
Property and equipment	$11.8	$15.6	$3.0
Asset impairments	2.0	2.9	(2.4)
Stock-based compensation	(8.1)	1.8	4.5
Accrued compensation	(1.6)	(2.2)	1.3
Supplemental savings plan liability	(29.3)	(43.3)	(33.6)
Unrealized holding gains recognized in non-operating income	(26.1)	46.8	63.0
Other	(5.0)	(7.9)	(2.5)
Total deferred income taxes (benefits)	$(56.3)	$13.7	$33.3

The following table reconciles the statutory federal income tax rate to our effective income tax rate.

	2021	2020	2019
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes for current year, net of federal income tax benefits(1)	3.7	3.8	4.3
Net income attributable to redeemable non-controlling interests(2)	(.1)	(1.2)	(1.0)
Net excess tax benefits from stock-based compensation plans activity	(2.1)	(1.9)	(1.5)
Other items	(.1)	.5	.4
Effective income tax rate	22.4%	22.2%	23.2%
(1) State income tax benefits are reflected in the total benefits for net income attributable to redeemable non-controlling interests and stock-based compensation plans activity.
(2) Net income attributable to redeemable non-controlling interests represents the portion of earnings held in the firm's consolidated investment products, which are not taxable to the firm despite being included in pre-tax income.

20

The net deferred tax assets recognized in our consolidated balance sheets in other assets as of December 31 relate to the following:

(in millions)	2021	2020
Deferred tax assets
Stock-based compensation	$87.4	$79.3
Asset impairments	5.4	7.4
Operating lease liabilities	24.3	34.9
Accrued compensation	9.1	7.5
Supplemental savings plan	190.2	160.9
Currency translation adjustment	2.0	.2
Other	24.6	13.5
	343.0	303.7

Deferred tax liabilities
Acquisition-related retention liability	(68.4)	—
Acquired Investments	(59.2)	—
Property and equipment	(76.7)	(64.9)
Operating lease assets	(24.3)	(34.9)
Net unrealized holding gains recognized in income	(104.8)	(130.9)
Other	(16.6)	(12.4)
	(350.0)	(243.1)
Net deferred tax (liability) asset	$(7.0)	$60.6

We intend to repatriate earnings of T. Rowe Price foreign subsidiaries to the U.S. in an amount not to exceed these subsidiaries' previously taxed earnings and profits ("PTEP"), which are estimated to be approximately $864 million at December 31, 2021. These earnings as well as our pro rata share of the earnings of foreign corporations in which T. Rowe Price owns 10% or more were subject to the repatriation tax enacted with the U.S. tax reform and are treated as PTEP. As such, we did not record a deferred tax liability with respect to the U.S. federal or foreign withholding taxes as the PTEP should not be taxed in these jurisdictions. We did recognize a state deferred tax liability of $0.8 million for the intended repatriation as states have varying rules on taxation of these amounts.

Other assets include tax refund receivables of $11.9 million at December 31, 2021, and $25.0 million at December 31, 2020.

Cash outflows from operating activities include net income taxes paid of $948.9 million in 2021, $643.0 million in 2020, and $677.3 million in 2019.

Additional income tax benefit arising from stock-based compensation plans activity totaling $82.7 million in 2021, $61.9 million in 2020, and $42.7 million in 2019 reduced the amount of income taxes that would have otherwise been payable. These income tax benefits were recognized in the income tax provision.

The following table summarizes the changes in our unrecognized tax benefits.

(in millions)	2021	2020	2019
Balance at beginning of year	$26.7	$23.9	$16.1
Changes in tax positions related to
Current year	8.9	7.7	8.1
Prior years	(1.0)	(2.6)	.5
Expired statute of limitations	(5.3)	(2.3)	(.8)
Balance at end of year	$29.3	$26.7	$23.9

20

If recognized, these tax benefits would affect our effective tax rate; however, we do not expect that unrecognized tax benefits for tax positions taken with respect to 2021 and prior years will significantly change in 2022. The U.S. has concluded examinations related to federal tax obligations through the year 2019. A net interest payable related to our unrecognized tax benefits of $1.6 million at December 31, 2021, and $1.9 million at December 31, 2020, are recognized in our consolidated balance sheets. Our accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as part of our provision for income taxes. Interest recognized as part of our provision for income taxes was not material.

NOTE 12 – STOCKHOLDERS' EQUITY.

SPECIAL DIVIDEND.

On June 14, 2021, the Board of Directors declared a special cash dividend of $3.00 per common share, or $699.8 million, that was paid on July 7, 2021, to stockholders of record as of the close of business on June 25, 2021.

SHARE REPURCHASES.

The Board of Directors has authorized the future repurchase of up to 15,525,910 common shares as of December 31, 2021.

Accounts payable and accrued expenses includes liabilities of $2.5 million at December 31, 2020 for common stock repurchases that settled during the first week of January 2021.

RESTRICTED CAPITAL.

Our consolidated stockholders' equity at December 31, 2021, includes about $361 million that is restricted as to use by various regulations and agreements arising in the ordinary course of our business.

NOTE 13 – STOCK-BASED COMPENSATION.
SHARES AUTHORIZED FOR STOCK-BASED COMPENSATION PROGRAMS.

At December 31, 2021, a total of 20,226,619 shares of unissued common stock were authorized for issuance under our stock-based compensation plans. Additionally, a total of 1,320,803 shares are authorized for issuance under a plan whereby substantially all employees may acquire common stock through payroll deductions at prevailing market prices.

STOCK OPTIONS.

The following table summarizes the status of, and changes in, our stock options during 2021.

	Options	Weighted- average exercise price	Weighted-average remaining contractual term in years
Outstanding at December 31, 2020	4,379,663	$71.67
Exercised	(1,533,084)	$69.44
Outstanding at December 31, 2021	2,846,579	$72.87	2.5
Exercisable at December 31, 2021	2,846,579	$72.87	2.5

Compensation and related costs includes a charge for stock option-based compensation expense of $2.0 million in 2020 and $5.1 million in 2019. There was no stock option-based compensation expense in 2021.

The total intrinsic value of options exercised was $177.2 million in 2021, $198.3 million in 2020, and $170.9 million in 2019. At December 31, 2021, the aggregate intrinsic value of in-the-money options outstanding was $352.3 million, all outstanding options are exercisable.

20

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

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of, and changes in, our nonvested restricted shares and restricted stock units during 2021.

	Restricted shares	Restricted stock units	Weighted- average fair value
Nonvested at December 31, 2020	7,412	6,367,059	$116.51
Time-based grants	5,720	1,596,036	$203.87
Performance-based grants	—	66,845	$204.22
Vested (value at vest date was $426.6 million)	(7,412)	(2,154,853)	$104.05
Nonvested dividend equivalents granted to non-employee directors	—	3,515	$193.49
Forfeited	—	(176,737)	$117.24
Nonvested at December 31, 2021	5,720	5,701,865	$146.87

Nonvested at December 31, 2021 includes performance-based restricted stock units of 346,081. These nonvested performance-based restricted units include 132,686 units for which the performance period has lapsed, and the performance threshold has been met.

Compensation and related costs includes expenses for restricted shares and restricted stock units of $274.6 million in 2021, $244.1 million in 2020, and $201.5 million in 2019.

At December 31, 2021, non-employee directors held 93,530 vested stock units that will convert to common shares upon their separation from the Board.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense to be recognized over the remaining vesting periods of the stock-based awards outstanding at December 31, 2021. Estimated future compensation expense will change to reflect future grants, changes in the probability of performance thresholds being met, and adjustments for actual forfeitures.

(in millions)
First quarter 2022	$67.4
Second quarter 2022	64.6
Third quarter 2022	63.7
Fourth quarter 2022	54.9
Total 2022	250.6
2023 through 2027	232.6
Total	$483.2

20

NOTE 14 – EARNINGS PER SHARE CALCULATIONS.

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

(in millions)	2021	2020	2019
Net income attributable to T. Rowe Price Group	$3,082.9	$2,372.7	$2,131.3
Less: net income allocated to outstanding restricted stock and stock unit holders	80.5	65.3	55.3
Net income allocated to common stockholders	$3,002.4	$2,307.4	$2,076.0

Weighted-average common shares
Outstanding	226.6	228.8	235.4
Outstanding assuming dilution	228.8	231.2	238.6

For the past three years, no stock options have been excluded from the calculation of diluted earnings per common share as none of the options' inclusion would be anti-dilutive.

NOTE 15 – OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME.

The following table presents the impact of the components of other comprehensive income or loss on deferred tax benefits (income taxes).

(in millions)	2021	2020	2019
Net deferred tax benefits (income taxes) on:
Currency translation adjustments	$2.8	$(10.3)	$.5
Reclassification adjustment recognized upon partial disposition of equity method investment	—	(1.7)	—
Reclassification adjustment recognized in the provision for income taxes upon deconsolidation of T. Rowe Price investment product	.6	.2	—
Total net deferred tax benefits	$3.4	$(11.8)	$0.5

20

The changes in each component of accumulated other comprehensive income (loss), including reclassification are presented below.

	Currency translation adjustments
(in millions)	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments	Total
Balances at December 31, 2018	$(48.8)	$6.8	$(42.0)	$(42.0)
Other comprehensive income (loss) before reclassifications and income taxes	2.4	(3.8)	(1.4)	(1.4)
Reclassification adjustments recognized in non-operating income	—	(.1)	(.1)	(.1)
	2.4	(3.9)	(1.5)	(1.5)
Net deferred tax benefits (income taxes)	(.5)	1.0	.5	.5
Other comprehensive income (loss)	1.9	(2.9)	(1.0)	(1.0)
Balances at December 31, 2019	(46.9)	3.9	(43.0)	(43.0)
Other comprehensive income (loss) before reclassifications and income taxes	2.1	22.9	25.0	25.0
Reclassification adjustments recognized in non-operating income	7.5	(.7)	6.8	6.8
	9.6	22.2	31.8	31.8
Net deferred tax benefits (income taxes)	(6.3)	(5.5)	(11.8)	(11.8)
Other comprehensive income (loss)	3.3	16.7	20.0	20.0
Balances at December 31, 2020	(43.6)	20.6	(23.0)	(23.0)
Other comprehensive income before reclassifications and income taxes	7.0	(11.5)	(4.5)	(4.5)
Reclassification adjustments recognized in non-operating income	—	(2.4)	(2.4)	(2.4)
	7.0	(13.9)	(6.9)	(6.9)
Net deferred tax benefits (income taxes)	(.1)	3.5	3.4	3.4
Other comprehensive income (loss)	6.9	(10.4)	(3.5)	(3.5)
Balances at December 31, 2021	$(36.7)	$10.2	$(26.5)	$(26.5)
The other comprehensive income (loss) in the table above excludes $(26.2) million in 2021, $34.9 million in 2020, and $0.4 million in 2019 of other comprehensive income (loss) related to redeemable non-controlling interests held in our consolidated products.

NOTE 16 – COMMITMENTS AND CONTINGENCIES.
COMMITMENTS.

T. Rowe Price has committed $500 million to fund OHA products over the next five years.

CONTINGENCIES.

On February 14, 2017, T. Rowe Price Group, Inc., T. Rowe Price Associates, Inc., T. Rowe Price Trust Company, current and former members of the management committee, and trustees of the T. Rowe Price U.S. Retirement Program were named as defendants in a lawsuit filed in the United States District Court for the District of Maryland. The lawsuit alleges breaches of ERISA’s fiduciary duty and prohibited transaction provisions on behalf of a class of all participants and beneficiaries of the T. Rowe Price 401(k) Plan from February 14, 2011, to the time of judgment. The matter has been certified as a class action. The parties reached a settlement agreement, which was presented to the court for preliminary approval on January 7, 2022. The proposed settlement would not be material to T. Rowe Price Group, Inc.
20

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

NOTE 17 – OTHER DISCLOSURES.

RETIREMENT PLANS.

Compensation and related costs includes expense recognized for our defined contribution retirement plans of $124.2 million in 2021, $117.0 million in 2020, and $104.6 million in 2019.

SUPPLEMENTAL SAVINGS PLAN.

Through the 2020 plan year, the Supplemental Savings Plan provides certain senior officers the opportunity to defer receipt of up to 100% of their cash incentive compensation earned for a respective calendar year during which services are provided. The amounts deferred are adjusted in accordance with the hypothetical investments chosen by the officer from a list of mutual funds. Beginning with the plan's 2021 year, the maximum that certain senior officers can defer will be the lesser of 50% of their annual cash incentive earned or $2 million. Additionally, the officers can now defer amounts for a minimum of five years rather than the two years prior to the plan's 2021 year. Previous to the 2021 plan year, the officer could initially defer these amounts for a period of two to 15 years. Certain senior officers elected to defer $63.5 million in 2021, $105.8 million in 2020, and $107.5 million in 2019

20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
T. Rowe Price Group, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of T. Rowe Price Group, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2022, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that:
(1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the completeness and accuracy of assets under management data used in the calculation of investment advisory fees revenue

As discussed in Note 1 to the consolidated financial statements, the Company recognizes fees for its investment advisory agreements based on a percentage of its assets under management (AUM). AUM data represents a significant input to the calculation of investment advisory fees. The Company recognized $4.4 billion in investment advisory fees related to T. Rowe Price U.S. mutual funds (Funds) during the year ended December 31, 2021.
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

Purchase price allocation for Oak Hill Advisors, L.P. and certain related entities

As discussed in Note 2 to the consolidated financial statements, the Company completed its acquisition of Oak Hill Advisors, L.P. on December 29, 2021. The Company accounted for this transaction as a business combination. The transaction resulted in management recording $778.7 million of investment advisory agreement intangibles and $609.8 million of equity method investments in affiliated private investment funds with capital allocation-based income arrangements (certain acquired assets). Fair values of these certain acquired assets at the transaction date are based on the net present value of estimated future cash flows attributable to those assets, which include assumptions as of the acquisition date about the discount rates and assets under management (AUM) data.
We have identified the evaluation of the purchase price allocation to these certain acquired assets as a critical audit matter. Subjective auditor judgement was required to determine the extent of audit evidence over the existence and valuation of AUM data. Additionally, specialized skills and knowledge were required to evaluate management’s discount rates used to estimate the fair value of these certain acquired assets.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s accounting for the acquisition, including controls over the existence and valuation of AUM data and the determination of the discount rates. We evaluated the existence and valuation of AUM data at the acquisition date by confirming certain underlying investment positions with third parties and independently pricing those securities. We also involved valuation professionals with specialized skills and knowledge to assist in evaluating the appropriateness of management’s assumptions about the discount rates by testing the inputs used by management.

/s/ KPMG LLP

We have served as the Company’s auditor since 2001.
Baltimore, Maryland
February 24, 2022

20

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of December 31, 2021, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including our Form 10-K annual report, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

On December 29, 2021, T. Rowe Price Group, Inc. completed its acquisition of Oak Hill Advisors, L.P., (OHA) and certain other entities that had common ownership that was accounted for as a business combination. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of the Company’s internal control over financial reporting related to OHA. Total assets of OHA that were excluded from management’s assessment constitute 6% of the Company’s consolidated total assets as of December 31, 2021. Management’s basis for exclusion included the complexity of the acquired business, the timing between acquisition and fiscal year end, and expected integration plans during the fiscal year ending December 31, 2022.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the fourth quarter of 2021, and has concluded that there was no change during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on our internal control over financial reporting and the attestation report of KPMG LLP follow after Item 9B.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.
20

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders of T. Rowe Price Group, Inc.:

We, together with other members of management of T. Rowe Price Group, Inc., (the Company) are responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. Internal control over financial reporting is the process designed under our supervision, and effected by the Company’s Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

On December 29, 2021, T. Rowe Price Group, Inc. completed its acquisition of Oak Hill Advisors, L.P., (OHA) and certain other entities that had common ownership that was accounted for as a business combination. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of the Company’s internal control over financial reporting related to OHA. Total assets of OHA that were excluded from management’s assessment constitute 6% of the Company’s consolidated total assets as of December 31, 2021. Management’s basis for exclusion included the complexity of the acquired business, the timing between acquisition and fiscal year end, and expected integration plans during the fiscal year ending December 31, 2022.

Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2021, in relation to criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, we believe that the Company’s internal control over financial reporting was effective as of December 31, 2021.

KPMG LLP, an independent registered public accounting firm, has audited our financial statements that are included in this annual report and expressed an unqualified opinion thereon. KPMG has also expressed an unqualified opinion on the effective operation of our internal control over financial reporting as of December 31, 2021.

February 24, 2022

/s/ Robert W. Sharps
Chief Executive Officer and President

/s/ Jennifer B. Dardis
Vice President, Chief Financial Officer and Treasurer
20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
T. Rowe Price Group, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited T. Rowe Price Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and December 31, 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2022 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Oak Hill Advisors, L.P. during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, Oak Hill Advisors, L.P.’s internal control over financial reporting associated with 6% of total assets and 0% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Oak Hill Advisors, L.P.
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

20

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
February 24, 2022
20

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Information required by this item as to the identification of our executive officers is furnished in a separate item at the end of Part I of this Report. Other information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2021 for the 2022 Annual Meeting of our stockholders.

Item 11.Executive Compensation.

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2021 for the 2022 Annual Meeting of our stockholders.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters.

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2021 for the 2022 Annual Meeting of our stockholders.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2021 for the 2022 Annual Meeting of our stockholders.

Item 14.Principal Accountant Fees and Services.

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2021 for the 2022 Annual Meeting of our stockholders.

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

20

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

10.12.2	*	Forms of agreement for stock options issued after February 2, 2012 under the 2004 Stock Incentive Plan. (Incorporated by reference from Form 10-K for 2011 filed on February 3, 2012.)

10.12.3	*	Forms of agreement for restricted stock units issued after February 2, 2012 under the 2004 Stock Incentive Plan. (Incorporated by reference from Form 10-K for 2011 filed on February 3, 2012.)

10.12.4	*	Forms of agreement for restricted stock awards issued after February 2, 2012 under the 2004 Stock Incentive Plan. (Incorporated by reference from Form 10-K for 2011 filed on February 3, 2012.)

10.13	*	Policy for Recoupment of Incentive Compensation. (Incorporated by reference from Form 8-K Current Report as of April 14, 2010 filed on April 16, 2010.)

20

10.14	*	2012 Long-term Incentive Plan. (Incorporated by reference from Form DEF14A filed on March 17, 2017)

10.15.1	*
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

10.19.1	*	T. Rowe Price Group, Inc. 2019 Annual Incentive Compensation Plan for Executive Officers. (Incorporated by reference from Form 8-K Current Report filed on February 13, 2019).

10.20	*	2020 Long-Term Incentive Plan (Incorporated by reference from Registration Statement on Form S-8 filed on May 15, 2020).

10.21.1	*	Form of Notice of Grant of Restricted Stock Units Award issued under the T. Rowe Price Group, Inc. 2020 Long-Term Incentive Plan. (Incorporated by reference from Form 10-K filed on February 11, 2021.)

10.21.2	*
Form of Notice of Grant of Restricted Stock Units Award (with supplemental vesting) issued under the T. Rowe Price Group, Inc. 2020 Long-Term Incentive Plan. (Incorporated by reference from Form 10-K filed on February 11, 2021.)

10.22.1	*
Form of Notice of Grant of Performance-Based Restricted Stock Units Award issued under the T. Rowe Price Group, Inc. 2020 Long-Term Incentive Plan. (Incorporated by reference from Form 10-K filed on February 11, 2021.)

10.22.2	*
Form of Notice of Grant of Performance-Based Restricted Stock Units Award (with supplemental vesting) issued under the T. Rowe Price Group, Inc. 2020 Long-Term Incentive Plan. (Incorporated by reference from Form 10-K filed on February 11, 2021.)

10.23		Transaction Agreement dated October 28, 2021, between T. Rowe Price Group, Inc., Oak Hill Advisors, L.P., and the holders of equity interests in OHA.

10.24	*	Employment Agreement as of October 28, 2021, between T. Rowe Price Group, Inc. and Glenn R. August.

10.25.1		Form of Lock Up Agreement as of October 28, 2021, between T. Rowe Price Group, Inc. and each of Glenn R. August, William H. Bohnsack, Jr., Adam B. Kertzner and Alan Schrager.

10.25.2		Form of Lock Up Agreement as of October 28, 2021, between T. Rowe Price Group, Inc. and the other holders of equity interests in OHA.

10.26	*	Value Creation Agreement as of December 29, 2021 between T. Rowe Price Group, Inc. and each of Glenn R. August, William H. Bohnsack, Jr., Adam B. Kertzner and Alan Schrager.

10.27		T. Rowe Price, Inc. 1986 Employee Stock Purchase Plan, Restated as of April 26, 2017, as amended.

10.28	*	Employment Agreement as of December 31, 2020, between T. Rowe Price International Limited and Justin Thomson.

10.29	*	Summary of OHA Compensation Program

21		Subsidiaries of T. Rowe Price Group, Inc.

23		Consent of Independent Registered Public Accounting Firm, KPMG LLP.

31(i).1		Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2		Rule 13a-14(a) Certification of Principal Financial Officer.

32		Section 1350 Certifications.

101		The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s consolidated financial statements and notes that are included in this Form 10-K Report.

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		XBRL Taxonomy Extension Schema Document

20

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

Item 16. Form 10-K Summary.

None.
20

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2022.

T. Rowe Price Group, Inc.
By: /s/ Robert W. Sharps, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2022.

/s/ William J. Stromberg, Chairman of the Board of Directors

/s/ Robert W. Sharps, Chief Executive Officer, President, and Director (Principal Executive Officer)

/s/ Glenn R. August, Director

/s/ Mark S. Bartlett, Director

/s/ Mary K. Bush, Director

/s/ Dina Dublon, Director

/s/ Freeman A. Hrabowski III, Director

/s/ Robert F. MacLellan, Director

/s/ Eileen P. Rominger, Director

/s/ Olympia J. Snowe, Director

/s/ Robert J. Stevens, Director
/s/ Richard R. Verma, Director

/s/ Sandra S. Wijnberg, Director

/s/ Alan D. Wilson, Director

/s/ Jennifer B. Dardis, Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Jessica M. Hiebler, Vice President (Principal Accounting Officer)

20