Form 10-Q
period 2022-06-30
PRICE T ROWE GROUP INC
filed 2022-07-28
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date,
July 26, 2022, is 225,691,631.
The exhibit index is at Item 6 on page 43.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	6/30/2022	12/31/2021
ASSETS
Cash and cash equivalents	$2,116.0	$1,523.1
Accounts receivable and accrued revenue	773.2	1,058.3
Investments	2,563.7	2,975.5
Assets of consolidated T. Rowe Price investment products ($1,226.0 million at June 30, 2022 and $1,761.5 million at December 31, 2021, related to variable interest entities)	1,307.2	1,962.8
Operating lease assets	158.1	201.2
Property, equipment and software, net	747.3	736.2
Intangible assets, net	859.1	913.4
Goodwill	2,652.4	2,693.2
Other assets	591.7	445.3
Total assets	$11,768.7	$12,509.0

LIABILITIES
Accounts payable and accrued expenses	$361.0	$431.0
Liabilities of consolidated T. Rowe Price investment products ($34.4 million at June 30, 2022 and $36.2 million at December 31, 2021, related to variable interest entities)	43.1	51.5
Operating lease liabilities	204.7	249.2
Accrued compensation and related costs	494.7	256.8
Supplemental savings plan liability	732.1	882.6
Contingent consideration liability	161.2	306.3
Income taxes payable	34.3	77.9
Total liabilities	2,031.1	2,255.3

Commitments and contingent liabilities

Redeemable non-controlling interests	564.6	982.3

STOCKHOLDERS’ EQUITY
Preferred stock, undesignated, $.20 par value – authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value—authorized 750,000,000; issued 225,715,000 shares at June 30, 2022 and 229,175,000 at December 31, 2021	45.1	45.8
Additional capital in excess of par value	654.6	919.8
Retained earnings	8,311.9	8,083.6
Accumulated other comprehensive loss	(47.4)	(26.5)
Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	8,964.2	9,022.7
Non-controlling interests in consolidated entities	208.8	248.7
Total stockholders’ equity	9,173.0	9,271.4
Total liabilities, redeemable non-controlling interests, and stockholders’ equity	$11,768.7	$12,509.0
The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended		Six months ended
	6/30/2022	6/30/2021	6/30/2022	6/30/2021
Revenues
Investment advisory fees	$1,496.7	$1,787.2	$3,158.8	$3,475.0
Capital allocation-based income	(126.3)	—	(81.9)	—
Administrative, distribution, and servicing fees	142.6	142.1	299.1	281.1
Net revenues	1,513.0	1,929.3	3,376.0	3,756.1

Operating expenses
Compensation and related costs	463.4	603.8	1,045.0	1,187.3
Distribution and servicing	75.7	92.7	161.6	178.3
Advertising and promotion	21.4	20.4	44.8	39.3
Product and recordkeeping related costs	76.3	43.3	156.7	84.3
Technology, occupancy, and facility costs	134.3	119.3	268.2	236.6
General, administrative, and other	73.3	91.7	153.7	179.0
Total operating expenses	844.4	971.2	1,830.0	1,904.8

Net operating income	668.6	958.1	1,546.0	1,851.3

Non-operating income (loss)
Net gains (losses) on investments	(169.9)	87.7	(259.8)	156.3
Net gains (losses) on consolidated investment products	(104.6)	55.5	(206.0)	92.7
Other income (loss)	(5.4)	.7	(12.6)	(3.0)
Total non-operating income (loss)	(279.9)	143.9	(478.4)	246.0

Income before income taxes	388.7	1,102.0	1,067.6	2,097.3
Provision for income taxes	100.9	259.3	265.4	489.8
Net income	287.8	842.7	802.2	1,607.5
Less: net income (loss) attributable to redeemable non-controlling interests	(51.8)	27.0	(105.3)	42.4
Net income attributable to T. Rowe Price Group	$339.6	$815.7	$907.5	$1,565.1

Earnings per share on common stock of T. Rowe Price Group
Basic	$1.47	$3.50	$3.90	$6.70
Diluted	$1.46	$3.46	$3.88	$6.63

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three months ended		Six months ended
	6/30/2022	6/30/2021	6/30/2022	6/30/2021
Net income	$287.8	$842.7	$802.2	$1,607.5
Other comprehensive income (loss)
Currency translation adjustments
Consolidated T. Rowe Price investment products - variable interest entities	(26.6)	6.1	(42.1)	(12.8)
Reclassification gains recognized in non-operating income upon deconsolidation of certain T. Rowe Price investment products	(5.3)	—	(6.9)	(2.6)
Total currency translation adjustments of consolidated T. Rowe Price investment products - variable interest entities	(31.9)	6.1	(49.0)	(15.4)
Equity method investments	(3.1)	(.3)	(2.6)	(1.1)
Other comprehensive income (loss) before income taxes	(35.0)	5.8	(51.6)	(16.5)
Net deferred tax (expense) benefits	3.4	(.2)	5.2	2.8
Total other comprehensive income (loss)	(31.6)	5.6	(46.4)	(13.7)

Total comprehensive income	256.2	848.3	755.8	1,593.8
Less: comprehensive income (loss) attributable to redeemable non-controlling interests	(67.5)	30.8	(130.8)	34.4
Total comprehensive income attributable to T. Rowe Price Group	$323.7	$817.5	$886.6	$1,559.4

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six months ended
	6/30/2022	6/30/2021
Cash flows from operating activities
Net income	$802.2	$1,607.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property, equipment and software	109.2	99.4
Amortization of acquisition-related assets and retention arrangements	106.7	—
Fair value remeasurement of contingent consideration liability	(95.8)	—
Stock-based compensation expense	122.9	113.9
Net (gains) losses recognized on investments	338.8	(140.9)
Net redemptions in T. Rowe Price investment products used to economically hedge supplemental savings plan liability	3.9	21.9
Net change in securities held by consolidated T. Rowe Price investment products	282.3	(253.4)
Other changes	56.8	353.6
Net cash provided by operating activities	1,727.0	1,802.0

Cash flows from investing activities
Purchases of investment products	(31.2)	(30.6)
Dispositions of investment products	141.4	190.7
Net cash of T. Rowe Price investment products on deconsolidation	(13.5)	(44.2)
Additions to property, equipment and software	(122.8)	(121.8)
Other investing activity	.4	11.6
Net cash provided by (used in) investing activities	(25.7)	5.7

Cash flows from financing activities
Repurchases of common stock	(510.4)	(311.4)
Common share issuances under stock-based compensation plans	7.8	24.7
Dividends paid to common stockholders of T. Rowe Price	(556.2)	(505.1)
Net distributions to non-controlling interests in consolidated entities	(6.5)	—
Net subscriptions (redemptions) received from redeemable non-controlling interest holders	(65.7)	299.1
Net cash used in financing activities	(1,131.0)	(492.7)

Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	(7.3)	(.5)

Net change in cash and cash equivalents during period	563.0	1,314.5
Cash and cash equivalents at beginning of period, including $101.1 million at December 31, 2021, and $104.8 million at December 31, 2020, held by consolidated T. Rowe Price investment products	1,624.2	2,256.5
Cash and cash equivalents at end of period, including $71.2 million at June 30, 2022, and $56.1 million at June 30, 2021, held by consolidated T. Rowe Price investment products	$2,187.2	$3,571.0

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Three months ended 6/30/2022
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	Non-controlling interests in consolidated entities	Total stockholders’ equity	Redeemable non-controlling interests
Balances at March 31, 2022	227,283	$45.5	$668.2	$8,372.2	$(31.5)	$9,054.4	$272.2	$9,326.6	$790.4
Net income (loss)	—	—	—	339.6	—	339.6	(50.9)	288.7	(51.8)
Other comprehensive income (loss), net of tax	—	—	—	—	(15.9)	(15.9)	—	(15.9)	(15.6)
Dividends declared ($1.20 per share)	—	—	—	(277.2)	—	(277.2)	—	(277.2)	—
Shares issued upon option exercises	63	—	3.6	—	—	3.6	—	3.6	—
Net shares issued upon vesting of restricted stock units	20	—	(.2)	—	—	(.2)	—	(.2)	—
Stock-based compensation expense	—	—	59.3	—	—	59.3	—	59.3	—
Restricted stock units issued as dividend equivalents	9	—	.1	(.1)	—	—	—	—	—
Common shares repurchased	(1,660)	(.4)	(76.4)	(122.6)	—	(199.4)	—	(199.4)	—
Net distributions to non-controlling interests in consolidated entities	—	—	—	—	—	—	(12.5)	(12.5)	—
Net redemptions from T. Rowe Price investment products	—	—	—	—	—	—	—	—	(3.2)
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	—	—	(155.2)
Balances at June 30, 2022	225,715	$45.1	$654.6	$8,311.9	$(47.4)	$8,964.2	$208.8	$9,173.0	$564.6

	Three months ended 6/30/2021
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity	Redeemable non-controlling interests
Balances at March 31, 2021	226,948	$45.4	$654.6	$7,338.7	$(30.5)	$8,008.2	$1,012.9
Net income	—	—	—	815.7	—	815.7	27.0
Other comprehensive income (loss), net of tax	—	—	—	—	1.8	1.8	3.8
Dividends declared ($1.08 per share)	—	—	—	(251.8)	—	(251.8)	—
Special cash dividend declared ($3.00 per share)	—	—	—	(699.5)	—	(699.5)	—
Shares issued upon option exercises	190	—	4.3	—	—	4.3	—
Restricted shares issued, net of shares withheld for taxes	4	—	—	—	—	—	—
Net shares issued upon vesting of restricted stock units	8	—	(.6)	—	—	(.6)	—
Stock-based compensation expense	—	—	56.6	—	—	56.6	—
Restricted stock units issued as dividend equivalents	—	—	.1	(.5)	—	(.4)	—
Common shares repurchased	(225)	—	(41.3)	—	—	(41.3)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	111.4
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	(274.7)
Balances at June 30, 2021	226,925	$45.4	$673.7	$7,202.6	$(28.7)	$7,893.0	$880.4
(1) Accumulated other comprehensive income
The accompanying notes are an integral part of these statements.

	Six months ended 6/30/2022
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	Non-controlling interests in consolidated entities	Total stockholders’ equity		Redeemable non-controlling interests
Balances at December 31, 2021	229,175	$45.8	$919.8	$8,083.6	$(26.5)	$9,022.7	$248.7	$9,271.4		$982.3
Net income	—	—	—	907.5	—	907.5	(33.4)	874.1		(105.3)
Other comprehensive income (loss), net of tax	—	—	—	—	(20.9)	(20.9)	—	(20.9)		(25.5)
Dividends declared ($2.40 per share)	—	—	—	(556.4)	—	(556.4)	—	(556.4)		—
Shares issued upon option exercises	237	.1	11.4	—	—	11.5	—	11.5		—
Net shares issued upon vesting of restricted stock units	61	—	(3.5)	—	—	(3.5)	—	(3.5)		—
Stock-based compensation expense	—	—	122.9	—	—	122.9	—	122.9		—
Restricted stock units issued as dividend equivalents	9	—	.2	(.2)	—	—	—	—		—
Common shares repurchased	(3,767)	(.8)	(396.2)	(122.6)	—	(519.6)	—	(519.6)		—
Net distributions to non-controlling interests in consolidated entities	—	—	—	—	—	—	(6.5)	(6.5)		—
Net redemptions from T. Rowe Price investment products	—	—	—	—	—	—	—	—		(68.8)
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	—	—		(218.1)
Balances at June 30, 2022	225,715	$45.1	$654.6	$8,311.9	$(47.4)	$8,964.2	$208.8	$9,173.0	$—	$564.6

			Six months ended 6/30/2021
			Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity		Redeemable non-controlling interests
Balances at December 31, 2020			227,965	$45.6	$654.6	$7,029.8	$(23.0)	$7,707.0		$1,561.7
Net income			—	—	—	1,565.1	—	1,565.1		42.4
Other comprehensive income (loss), net of tax			—	—	—	—	(5.7)	(5.7)		(8.0)
Dividends declared ($2.16 per share)			—	—	—	(504.1)	—	(504.1)		—
Special cash dividend declared ($3.00 per share)			—	—	—	(699.5)	—	(699.5)		—
Shares issued upon option exercises			762	.2	29.6	—	—	29.8		—
Restricted shares issued, net of shares withheld for taxes			4	—	—	—	—	—		—
Net shares issued upon vesting of restricted stock units			49	—	(4.3)	—	—	(4.3)		—
Stock-based compensation expense			—	—	113.9	—	—	113.9		—
Restricted stock units issued as dividend equivalents			—	—	.2	(.5)	—	(.3)		—
Common shares repurchased			(1,855)	(.4)	(120.3)	(188.2)	—	(308.9)		—
Net subscriptions into T. Rowe Price investment products			—	—	—	—	—	—		298.9
Net deconsolidations of T. Rowe Price investment products			—	—	—	—	—	—		(1,014.6)
Balances at June 30, 2021			226,925	$45.4	$673.7	$7,202.6	$(28.7)	$7,893.0		$880.4
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

On December 29, 2021, we completed our acquisition of Oak Hill Advisors, L.P., a leading alternative credit manager, and other entities that had common ownership (collectively, OHA). We acquired 100% of the equity interests of Oak Hill Advisors, L.P., 100% of the equity interests in entities that make co-investments in certain affiliated private investment funds (the "co-investment entities") and a majority of the equity interests in entities that have interests in general partners of affiliated private investment funds and are entitled to a disproportionate allocation of income (the "carried interest entities"). As of June 30, 2022, OHA had $57 billion of capital under management (which includes net asset value, portfolio value and/or unfunded capital).

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

NOTE 2 – INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Revenues earned under agreements with clients include:

	Three months ended 6/30/2022					Three months ended 6/30/2021
		Administrative, distribution, and servicing fees					Administrative, distribution, and servicing fees
(in millions)	Investment advisory fees	Administrative fees	Distribution and servicing fees	Capital allocation-based income	Net revenues	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues
U.S. mutual funds	$876.2	$85.5	$23.2	$—	$984.9	$1,097.5	$81.8	$30.0	$1,209.3
Subadvised funds, separate accounts, collective investment trusts, and other investment products	620.5	2.8	—	(126.3)	497.0	689.7	—	—	689.7
Other clients(1)	—	31.1	—	—	31.1	—	30.3	—	30.3
	$1,496.7	$119.4	$23.2	$(126.3)	$1,513.0	$1,787.2	$112.1	$30.0	$1,929.3

	Six months ended 6/30/2022					Six months ended 6/30/2021
		Administrative, distribution, and servicing fees					Administrative, distribution, and servicing fees
(in millions)	Investment advisory fees	Administrative fees	Distribution and servicing fees	Capital allocation-based income	Net revenues	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues
U.S. mutual funds	$1,852.7	$178.6	$49.5	$—	$2,080.8	$2,147.7	$160.5	$59.1	$2,367.3
Subadvised funds, separate accounts, collective investment trusts, and other investment products	1,306.1	7.5	—	(81.9)	1,231.7	1,327.3	—	—	1,327.3
Other clients(1)	—	63.5	—	—	63.5	—	61.5	—	61.5
	$3,158.8	$249.6	$49.5	$(81.9)	$3,376.0	$3,475.0	$222.0	$59.1	$3,756.1
(1) Other clients primarily include individuals, defined contribution plans, college savings plans, and institutions related to our non-discretionary advisory services.

Total net revenues earned from our related parties aggregate $1,221.1 million and $1,571.9 million for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, net revenues from related parties aggregate $2,757.5 million and $3,054.2 million, respectively. Accounts receivable from these products aggregate to $513.2 million at June 30, 2022 and $577.9 million at December 31, 2021.

The following table details the investment advisory revenues earned from clients by their underlying asset class.

	Three months ended		Six months ended
(in millions)	6/30/2022	6/30/2021	6/30/2022	6/30/2021
U.S. mutual funds
Equity	$604.5	$768.0	$1,296.4	$1,497.8
Fixed income, including money market	68.7	59.9	132.7	118.9
Multi-asset	203.0	269.6	423.6	531.0
	876.2	1,097.5	1,852.7	2,147.7
Subadvised funds, separate accounts, collective investment trusts, and other investment products
Equity	336.5	446.0	730.6	870.2
Fixed income, including money market	41.2	40.8	83.8	78.3
Multi-asset	174.5	202.9	358.5	378.8
Alternatives	68.3	—	133.2	—
	620.5	689.7	1,306.1	1,327.3
Total	$1,496.7	$1,787.2	$3,158.8	$3,475.0
The following table summarizes the assets under management on which we earn investment advisory revenues.

	Average during
	Three months ended		Six months ended		As of
(in billions)	6/30/2022	6/30/2021	6/30/2022	6/30/2021	6/30/2022	12/31/2021
U.S. mutual funds
Equity	$426.7	$532.2	$458.8	$520.9	$390.9	$553.9
Fixed income, including money market	82.4	85.9	84.4	84.1	78.7	85.3
Multi-asset	202.0	230.1	211.1	226.3	187.5	232.2
	711.1	848.2	754.3	831.3	657.1	871.4
Subadvised funds, separate accounts, collective investment trusts, and other investment products
Equity	342.9	427.7	368.9	418.1	308.7	438.8
Fixed income, including money market	92.4	91.3	91.9	91.0	92.4	90.4
Multi-asset	218.2	218.1	225.8	206.7	208.4	245.5
Alternatives	42.5	—	42.1	—	43.1	41.7
	696.0	737.1	728.7	715.8	652.6	816.4
Total	$1,407.1	$1,585.3	$1,483.0	$1,547.1	$1,309.7	$1,687.8

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for 9.4%, 9.7%, and 9.9% of our assets under management at June 30, 2022, March 31, 2022, and December 31, 2021, respectively.

NOTE 3 – INVESTMENTS.

The carrying values of our investments that are not part of the consolidated T. Rowe Price investment products are as follows:

(in millions)	6/30/2022	12/31/2021
Investments held at fair value
T. Rowe Price investment products
Discretionary investments	$254.2	$518.7
Seed capital	199.1	264.8
Supplemental savings plan liability economic hedges	725.7	881.5
Investment partnerships and other investments	100.5	108.9
Investments in affiliated collateralized loan obligations	6.4	10.8
Equity method investments
T. Rowe Price investment products
Discretionary investments	203.0	—
Seed capital	133.5	141.7
Investments in affiliated private investment funds - carried interest	507.2	609.8
Investments in affiliated private investment funds - seed/co-investment	153.0	151.3
23% Investment in UTI Asset Management Company Limited (India)	169.0	165.4
Other investment partnerships and investments	2.4	2.5
Held to maturity
Investments in affiliated collateralized loan obligations	108.7	119.1
U.S. Treasury note	1.0	1.0
Total	$2,563.7	$2,975.5

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

During the three- and six- months ended June 30, 2022, net losses on investments included $131.2 million and $225.5 million, respectively, of net unrealized losses related to investments held at fair value that were still held at June 30, 2022. For the same period of 2021, net gains on investments included $49.5 million and $88.3 million, respectively, of net unrealized gains related to investments held at fair value that were still held at June 30, 2021.

During the six months ended June 30, 2022 and 2021, certain T. Rowe Price investment products in which we provided initial seed capital at the time of formation were deconsolidated, as we no longer had a controlling interest. Depending on our ownership interest, we are now reporting our residual interests in these T. Rowe Price investment products as either an equity method investment or an investment held at fair value. Additionally, during the six months ended June 30, 2022 and June 30, 2021, certain T. Rowe Price investment products were consolidated, as we regained a controlling interest. The net impact of these changes on our unaudited condensed consolidated balance sheets and statements of income as of the dates the portfolios were deconsolidated or reconsolidated is detailed below.

	Three months ended		Six months ended
(in millions)	6/30/2022	6/30/2021	6/30/2022	6/30/2021
Net decrease in assets of consolidated T. Rowe Price investment products	$(216.3)	$(389.2)	$(313.8)	$(1,317.3)
Net decrease in liabilities of consolidated T. Rowe Price investment products	$(6.4)	$(8.9)	$(15.0)	$(24.2)
Net decrease in redeemable non-controlling interests	$(155.0)	$(274.7)	$(218.1)	$(1,014.6)

Gains recognized upon deconsolidation	$5.2	$—		$2.6

The gains recognized upon deconsolidation were the result of reclassifying currency translation adjustments accumulated on certain T. Rowe Price investment products with non-USD functional currencies from accumulated other comprehensive income to non-operating income.

INVESTMENTS IN AFFILIATED COLLATERALIZED LOAN OBLIGATIONS.

There is debt associated with our long-term investments in affiliated collateralized loan obligations (“CLOs”). As of June 30, 2022 and December 31, 2021, the debt is carried at $102.3 million and $113.5 million, and is reported in accounts payable and accrued expenses in our unaudited condensed consolidated balance sheets. The debt includes outstanding repurchase agreements of €66.7 million (equivalent to $69.9 million at June 30, 2022 and $75.9 million at December 31, 2021 at the respective EUR spot rates) and collateralized by the CLO investments. The debt also includes outstanding note facilities of €35.6 million (equivalent to $32.4 million at June 30, 2022 and $36.9 million at December 31, 2021 at the respective EUR spot rates) and are collateralized by first priority security interests in the assets of the consolidated OHA entity that is party to the notes. The debt bears interest at rates based on EURIBOR plus the initial margin, which equals all-in rates ranging from 1.70% to 1.95% as of June 30, 2022. The debt matures on various dates through 2032 or if the investments are paid back in full or cancelled.

VARIABLE INTEREST ENTITIES.

Our investments at June 30, 2022 and December 31, 2021 include interests in variable interest entities that we do not consolidate as we are not deemed the primary beneficiary. Our maximum risk of loss related to our involvement with these entities is as follows:

(in millions)	6/30/2022	12/31/2021
Investment carrying values	$803.5	$943.3
Unfunded capital commitments	101.6	94.2
Accounts receivable	88.2	145.1
	$993.3	$1,182.6

The unfunded capital commitments totaling $101.6 million at June 30, 2022 and $94.2 million at December 31, 2021 relate primarily to the affiliated private investment funds and the investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be called under certain circumstances.

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

The total assets, liabilities and non-controlling interests of these consolidated variable interest entities are as follows:

(in millions)	6/30/2022	12/31/2021
Assets	$549.1	$692.7
Liabilities	$.2	$56.4
Non-controlling interest	$208.8	$248.7

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

These levels are not necessarily an indication of the risk or liquidity associated with our investments. The following table summarizes our investments and liabilities that are recognized in our unaudited condensed consolidated balance sheets using fair value measurements determined based on the differing levels of inputs. This table excludes investments held by the consolidated T. Rowe Price investment products which are presented separately on our unaudited condensed consolidated balance sheets and are detailed in Note 5.

	6/30/2022			12/31/2021
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
T. Rowe Price investment products
Cash equivalents held in money market funds	1,692.9	$—	$—	$1,183.9	$—	$—
Discretionary investments	254.2	—	—	518.7	—	—
Seed capital	168.9	30.2	—	241.4	23.4	—
Supplemental savings plan liability economic hedges	725.7	—	—	881.5	—	—
Other investments	.6	.1	—	.7	.1	—
Investments in affiliated collateralized loan obligations	—	6.4	—	—	10.8	—
Total	$2,842.3	$36.7	$—	$2,826.2	$34.3	$—

Contingent consideration liability	$—	$—	$161.2	$—	$—	$306.3

The fair value hierarchy level table above does not include the investment partnerships and other investments for which fair value is estimated using their NAV per share as a practical expedient. The carrying value of these investments as disclosed in Note 3 were $99.8 million at June 30, 2022, and $108.1 million at December 31, 2021.

As part of the purchase consideration for our acquisition of OHA in December 2021, there was contingent consideration in the amount of up to $900.0 million, payable in cash, that may be due as part of an earnout payment starting in 2025 and ending in 2027 upon satisfying or exceeding certain defined revenue targets. These defined revenue targets will be evaluated on a cumulative basis beginning at the end of 2024, with the ability to extend two additional years if the defined revenue targets are not achieved. About 22% of the earnout is conditioned upon continued service with T. Rowe Price and was excluded from the purchase consideration and deemed compensatory. The fair value of the earnout deemed compensatory is remeasured each reporting period and recognized over the related service period. For the three- and six- months ended June 30, 2022, $3.7 million and $8.8 million, respectively, was recorded as part of compensation expense in our unaudited condensed consolidated statements of income for the portion of the earnout deemed compensatory.

The change in the contingent consideration liability measured at fair value for which we used Level 3 inputs to determine fair value is as follows:

	Contingent Consideration Liability
(in millions)	Three Months Ended 6/30/2022	Six Months Ended 6/30/2022
Balance at beginning of period	$211.5	$306.3
Measurement period adjustment	—	(49.3)
Unrealized (gains) losses, included in earnings	(50.3)	(95.8)
Balance, June 30, 2022	$161.2	$161.2

The fair value of the contingent consideration is measured using the Monte Carlo simulation methodology of valuation. The most significant assumptions used relate to the discount rates and from changes pertaining to the achievement of the defined financial targets. The unrealized (gains) losses during the quarter are reflected in general, administrative and other expenses in our unaudited condensed consolidated statements of income.
In addition, simultaneously with the OHA acquisition, a Value Creation Agreement was entered into whereby certain employees of OHA will receive incentive payments in the aggregate equal to 10% of the appreciated value of the OHA business, subject to an annualized preferred return to T. Rowe Price, on the fifth anniversary of the acquisition date. This arrangement is treated as a post-combination compensation expense. This arrangement will be remeasured at fair value at each reporting date and recognized over the related service period. For the three- and six- months ended June 30, 2022, $2.7 million and $4.7 million was recognized as part of compensation expense in our unaudited condensed consolidated statements of income.

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

The following table details the net assets of the consolidated T. Rowe Price investment products:

	6/30/2022			12/31/2021
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Cash and cash equivalents(1)	$3.0	$68.2	$71.2	$7.3	$93.8	$101.1
Investments(2)	75.2	1,143.7	1,218.9	188.9	1,645.0	1,833.9
Other assets	3.0	14.1	17.1	5.1	22.7	27.8
Total assets	81.2	1,226.0	1,307.2	201.3	1,761.5	1,962.8
Liabilities	8.7	34.4	43.1	15.3	36.2	51.5
Net assets	$72.5	$1,191.6	$1,264.1	$186.0	$1,725.3	$1,911.3

Attributable to T. Rowe Price	$54.0	$645.5	$699.5	$125.3	$803.7	$929.0
Attributable to redeemable non-controlling interests	18.5	546.1	564.6	60.7	921.6	982.3
	$72.5	$1,191.6	$1,264.1	$186.0	$1,725.3	$1,911.3
(1) Cash and cash equivalents includes $2.8 million at June 30, 2022, and $6.5 million at December 31, 2021, of T. Rowe Price money market mutual funds.
(2) Investments include $9.4 million at June 30, 2022, and $42.5 million at December 31, 2021 of other T. Rowe Price investment products.

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

The operating results of the consolidated T. Rowe Price investment products for the three- and six- months ended June 30, 2022 and 2021, are reflected in our unaudited condensed consolidated statements of income as follows:

	Three months ended
	6/30/2022			6/30/2021
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(.1)	$(1.8)	$(1.9)	$(.1)	$(2.7)	$(2.8)
Net investment income (loss) reflected in non-operating income (loss)	(8.1)	(96.5)	(104.6)	7.3	48.2	55.5
Impact on income before taxes	$(8.2)	$(98.3)	$(106.5)	$7.2	$45.5	$52.7

Net income (loss) attributable to T. Rowe Price	$(5.6)	$(49.1)	$(54.7)	$4.3	$21.4	$25.7
Net income (loss) attributable to redeemable non-controlling interests	(2.6)	(49.2)	(51.8)	2.9	24.1	27.0
	$(8.2)	$(98.3)	$(106.5)	$7.2	$45.5	$52.7

	Six months ended
	6/30/2022			6/30/2021
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(.3)	$(4.1)	$(4.4)	$(.3)	$(6.0)	$(6.3)
Net investment income (loss) reflected in non-operating income	(14.7)	(191.3)	(206.0)	13.4	79.3	92.7
Impact on income before taxes	$(15.0)	$(195.4)	$(210.4)	$13.1	$73.3	$86.4

Net income (loss) attributable to T. Rowe Price Group	$(10.3)	$(94.8)	$(105.1)	$8.3	$35.7	$44.0
Net income (loss) attributable to redeemable non-controlling interests	(4.7)	(100.6)	(105.3)	4.8	37.6	42.4
	$(15.0)	$(195.4)	$(210.4)	$13.1	$73.3	$86.4

The operating expenses of the consolidated investment products are reflected in general, administrative and other expenses. In preparing our unaudited condensed consolidated financial statements, we eliminated operating expenses of $.6 million and $1.1 million for the three months ended June 30, 2022 and 2021, respectively, against the investment advisory and administrative fees earned from these products. Operating expenses eliminated for the six months ended June 30, 2022 and 2021, were $1.5 million and $2.4 million, respectively. The net investment income (loss) reflected in non-operating income (loss) includes dividend and interest income as well as realized and unrealized gains and losses on the underlying securities held by the consolidated T. Rowe Price investment products.

The table below details the impact of these consolidated investment products on the individual lines of our unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021.

	Six months ended
	6/30/2022			6/30/2021
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Net cash provided by (used in) operating activities	$(9.7)	$93.2	$83.5	$(69.0)	$(153.9)	$(222.9)
Net cash used in investing activities	—	(13.5)	(13.5)	(11.8)	(32.4)	(44.2)
Net cash provided by (used in) financing activities	5.4	(98.0)	(92.6)	74.6	144.3	218.9
Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	—	(7.3)	(7.3)	—	(.5)	(.5)
Net change in cash and cash equivalents during period	(4.3)	(25.6)	(29.9)	(6.2)	(42.5)	(48.7)
Cash and cash equivalents at beginning of year	7.3	93.8	101.1	7.1	97.7	104.8
Cash and cash equivalents at end of period	$3.0	$68.2	$71.2	$.9	$55.2	$56.1

The net cash provided by financing activities during the six months ended June 30, 2022 and 2021 includes $26.9 million and $80.2 million, respectively, of net subscriptions we made into the consolidated T. Rowe Price investment products, net of dividends received. These cash flows were eliminated in consolidation.

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

	6/30/2022		12/31/2021
(in millions)	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents	$2.9	$—	$6.5	$.7
Equity securities	126.0	134.8	247.8	340.3
Fixed income securities		932.6	—	1,187.4
Other investments	1.7	23.8	5.7	52.7
	$130.6	$1,091.2	$260.0	$1,581.1

Liabilities	$(1.7)	$(10.6)	$(.7)	$(9.7)

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS.

Goodwill and intangible assets consist of the following:

(in millions)	6/30/2022	12/31/2021
Goodwill	$2,652.4	$2,693.2
Indefinite-lived intangible assets - trade name	134.7	134.7
Indefinite-lived intangible assets - investment advisory agreements	164.8	164.8
Definite-lived intangible assets - investment advisory agreements	559.6	613.9
Total	$3,511.5	$3,606.6

Amortization expense for the definite-lived investment advisory agreements intangible assets was $27.2 million and $54.3 million for the three- and six- months ended June 30, 2022, respectively. Estimated amortization expense for the definite-lived investment advisory agreements intangible assets for the remainder of 2022 is $54.3 million, $108.1 million for 2023, $105.6 million for 2024, $105.0 million for 2025, and $87.7 million for 2026.

Goodwill activity during the three- and six- months ended June 30, 2022 was as follows:

(in millions)	Three Months Ended 6/30/2022	Six Months Ended 6/30/2022
Balance at beginning of period	$2,643.9	$2,693.2
Measurement period adjustment	8.5	(40.8)
Balance, June 30, 2022	$2,652.4	$2,652.4

We evaluate the carrying amount of goodwill for possible impairment on an annual basis in the fourth quarter using a fair value approach or if triggering events occur that require us to evaluate for impairment earlier.

NOTE 7 – STOCKHOLDERS’ EQUITY.

Accounts payable and accrued expenses includes liabilities of $9.2 million at June 30, 2022 for common stock repurchases that settled during the first week of July 2022.

NOTE 8 – STOCK-BASED COMPENSATION.

STOCK OPTIONS.

The following table summarizes the status of, and changes in, our stock options during the six months ended June 30, 2022.

	Options	Weighted- average exercise price
Outstanding at December 31, 2021	2,846,579	$72.87
Exercised	(288,737)	$65.26
Outstanding at June 30, 2022	2,557,842	$73.73
Exercisable at June 30, 2022	2,557,842	$73.73

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of, and changes in, our nonvested restricted shares and restricted stock units during the six months ended June 30, 2022.

	Restricted shares	Restricted stock units	Weighted-average fair value
Nonvested at December 31, 2021	5,720	5,701,865	$146.87
Time-based grants	8,715	43,521	$132.20
Dividend equivalents granted to non-employee directors	—	1,786	$132.04
Vested	(4,336)	(81,365)	$110.16
Forfeited	—	(136,628)	$142.06
Nonvested at June 30, 2022	10,099	5,529,179	$147.43

Nonvested at June 30, 2022, includes performance-based restricted stock units of 294,518. These nonvested performance-based restricted stock units include 81,123 units for which the performance period has lapsed, and the performance threshold has been met.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense to be recognized over the remaining vesting periods of the stock-based awards outstanding at June 30, 2022. Estimated future compensation expense will change to reflect future grants of restricted stock awards and units, future option grants, changes in the probability of performance thresholds being met, and adjustments for actual forfeitures.

(in millions)
Third quarter 2022	$63.0
Fourth quarter 2022	54.4
2023	125.4
2024 through 2027	105.0
Total	$347.8

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

	Three months ended		Six months ended
(in millions)	6/30/2022	6/30/2021	6/30/2022	6/30/2021
Net income attributable to T. Rowe Price	$339.6	$815.7	$907.5	$1,565.1
Less: net income allocated to outstanding restricted stock and stock unit holders	7.4	22.2	20.4	42.1
Net income allocated to common stockholders	$332.2	$793.5	$887.1	$1,523.0

Weighted-average common shares
Outstanding	226.7	226.9	227.5	227.3
Outstanding assuming dilution	227.9	229.2	228.8	229.6

NOTE 10 – OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS.

The changes in each component of accumulated other comprehensive loss, including reclassification adjustments for the three months ended June 30, 2022 and 2021 are presented in the table below.

	Three months ended 6/30/2022			Three months ended 6/30/2021
(in millions)	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments
Balances at beginning of period	$(36.3)	$4.9	$(31.4)	$(43.9)	$13.4	$(30.5)
Other comprehensive income (loss) before reclassifications and income taxes	(3.1)	(11.0)	(14.1)	(.3)	2.3	2.0
Reclassification adjustments recognized in non-operating income	—	(5.3)	(5.3)	—	—	—
	(3.1)	(16.3)	(19.4)	(.3)	2.3	2.0
Net deferred tax benefits (income taxes)	(.5)	3.9	3.4	.4	(.6)	(.2)
Other comprehensive income (loss)	(3.6)	(12.4)	(16.0)	.1	1.7	1.8
Balances at end of period	$(39.9)	$(7.5)	$(47.4)	$(43.8)	$15.1	$(28.7)
The other comprehensive income (loss) in the table above excludes losses of $15.6 million and income of $3.8 million of other comprehensive income related to redeemable non-controlling interests held in our consolidated products for the three months ended June 30, 2022 and 2021, respectively.
The changes in each component of accumulated other comprehensive loss, including reclassification adjustments for the six months ended June 30, 2022 and 2021, are presented in the table below.

	Six months ended 6/30/2022			Six months ended 6/30/2021
(in millions)	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments
Balances at beginning of period	$(36.7)	$10.2	$(26.5)	$(43.6)	$20.6	$(23.0)
Other comprehensive income (loss) before reclassifications and income taxes	(2.6)	(16.6)	(19.2)	(1.1)	(4.8)	(5.9)
Reclassification adjustments recognized in non-operating income	—	(6.9)	(6.9)	—	(2.6)	(2.6)
	(2.6)	(23.5)	(26.1)	(1.1)	(7.4)	(8.5)
Net deferred tax benefits (income taxes)	(.6)	5.8	5.2	.9	1.9	2.8
Other comprehensive income (loss)	(3.2)	(17.7)	(20.9)	(.2)	(5.5)	(5.7)
Balances at end of period	$(39.9)	$(7.5)	$(47.4)	$(43.8)	$15.1	$(28.7)

The other comprehensive income (loss) in the table above excludes losses of $25.5 million for the 2022 period and income of $8.0 million for the 2021 period of other comprehensive income (loss) related to redeemable non-controlling interests held in our consolidated products.

NOTE 11 – COMMITMENTS AND CONTINGENCIES.

COMMITMENTS.

T. Rowe Price has committed $493.3 million to fund OHA products over the next five years.

CONTINGENCIES.

On February 14, 2017, T. Rowe Price Group, Inc., T. Rowe Price Associates, Inc., T. Rowe Price Trust Company, current and former members of the management committee, and trustees of the T. Rowe Price U.S. Retirement Program were named as defendants in a lawsuit filed in the United States District Court for the District of Maryland (the “Court”). The lawsuit alleges breaches of ERISA’s fiduciary duty and prohibited transaction provisions on behalf of a class of all participants and beneficiaries of the T. Rowe Price 401(k) Plan from February 14, 2011, to the time of judgment. The matter has been certified as a class action. Subsequently, the parties reached a settlement agreement, and on July 6, 2022, the Court issued an order approving the settlement and dismissed the case with prejudice. The settlement is not material to T. Rowe Price Group, Inc.

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

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries (the “Company") as of June 30, 2022, the related condensed consolidated statements of income, comprehensive income, stockholders’ equity for the three-month and six-month periods ended June 30, 2022 and 2021, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2022 and 2021, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
July 28, 2022

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW.

Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in U.S. mutual funds, subadvised funds, separately managed accounts, collective investment trusts, and other affiliated products. The other affiliated products include: open-ended investment products offered to investors outside the U.S., products offered through variable annuity life insurance plans in the U.S., affiliated private investment funds or private accounts, and collateralized loan obligations. We also provide certain investment advisory clients with related administrative services, including distribution, mutual fund transfer agent, accounting, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; brokerage; trust services; and non-discretionary advisory services through model delivery. Additionally, we also derive revenue from our interests in general partners of certain affiliated private investment funds that are entitled to a disproportionate allocation of income through capital allocation-based arrangements also known as carried interest.

We manage a broad range of U.S., international and global stock, bond, money market mutual funds, collective investment trusts and other investment products as well as affiliated private investment funds or private accounts, and collateralized loan obligations, which meet the varied needs and objectives of individual and institutional investors. Investment advisory revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets under management affect our revenues and results of operations.

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

On December 29, 2021, we completed our acquisition of Oak Hill Advisors, L.P., a leading alternative credit manager, and other entities that had common ownership (collectively, “OHA”). We acquired 100% of the equity interests of Oak Hill Advisors, L.P., 100% of the equity interests in entities that make co-investments in certain affiliated private investment funds (the "co-investment entities") and a majority of the equity interests in entities that have interests in general partners of affiliated private investment funds and are entitled to a disproportionate allocation of income (the "carried interest entities"). As of June 30, 2022, OHA had $57 billion of capital under management (which includes net asset value, portfolio value and/or unfunded capital).

MARKET TRENDS.

Major U.S. stock indexes declined considerably in the second quarter of 2022, adding to first-quarter losses and capping the S&P 500 Index’s worst first half of a calendar year in decades. As measured by various Russell indexes, growth stocks fared worse than value stocks across all market capitalizations. Investors continued to shun riskier assets in response to Russia’s invasion of Ukraine, elevated inflation exacerbated by rising commodity prices, and a more aggressive pace of Federal Reserve interest rate increases following its raising of the fed funds target rate in mid-March. Investors were also concerned about inflation’s impact on consumer spending and corporate profits, particularly as some high-profile companies and major retailers disappointed with their financial results or projections.

Developed European markets fell broadly in U.S. dollar terms, as the European Central Bank prepared to begin raising short-term interest rates in July. Stocks in Sweden fared worst, dropping 21%, while shares in the Netherlands and Ireland fell about 19%. Shares in the UK held up relatively well, falling about 10%, as currency weakness helped support multinational companies with overseas earnings. Most developed markets in Asia fell sharply, but shares in Hong Kong held up very well, falling only about 1%.

In emerging Asia, several markets fell sharply in dollar terms. Chinese shares rose, however, helped by an easing of coronavirus lockdown measures in parts of the country. In emerging Europe, shares in Poland and Hungary plunged 27% and 26%, respectively, hurt by their close proximity to the Russian-Ukrainian conflict. In Latin America, markets in Chile and Mexico fell about 15%, while stocks in Peru plunged 30%.

Returns of several major equity market indexes were as follows:

	Three months ended	Six months ended
Index	6/30/2022	6/30/2022
S&P 500 Index	(16.1)%	(20.0)%
NASDAQ Composite Index(1)	(22.4)%	(29.5)%
Russell 2000 Index	(17.2)%	(23.4)%
MSCI EAFE (Europe, Australasia, and Far East) Index	(14.3)%	(19.3)%
MSCI Emerging Markets Index	(11.3)%	(17.5)%
 (1) Returns exclude dividends

Global bond prices declined in the second quarter of 2022, extending first-quarter losses, as interest rates rose in many countries due to elevated inflation. In the U.S., Treasury yields rose and the Federal Reserve increased official short-term interest rates twice. The fed funds target rate range at the end of June was 1.50% to 1.75%. The 10-year U.S. Treasury note yield increased from 2.32% to 2.98% during the quarter.

In the taxable investment-grade universe, corporate bonds fared worst as interest rates rose and credit spreads widened amid concerns about the economy and corporate earnings. Treasury and mortgage-backed securities also declined materially. Tax-free municipal bonds declined but outperformed the taxable bond market. High yield bonds performed poorly as credit spreads widened and investors were concerned about weaker corporate earnings and a possible recession.

Bonds in developed non-U.S. markets tumbled, as interest rates in many developed countries increased, and losses to U.S. investors were exacerbated by a stronger U.S. dollar. The British pound and the euro declined approximately 8% and 6%, respectively, versus the dollar. The Japanese yen fell more than 10%—to levels not seen in more than two decades—as Japanese monetary policy remained stimulative and diverged from the tightening stances adopted by many other central banks.

Emerging markets bonds declined as investors were risk averse and as central banks in emerging countries raised interest rates to fight inflation and defend weakening currencies. Most emerging markets currencies depreciated versus the dollar.

Returns for several major bond market indexes were as follows:

	Three months ended	Six months ended
Index	6/30/2022	6/30/2022
Bloomberg U.S. Aggregate Bond Index	(4.7)%	(10.4)%
JPMorgan Global High Yield Index	(9.3)%	(13.4)%
Bloomberg Municipal Bond Index	(2.9)%	(9.0)%
Bloomberg Global Aggregate Ex-U.S. Dollar Bond Index	(11.0)%	(16.5)%
JPMorgan Emerging Markets Bond Index Plus	(12.5)%	(26.7)%

ASSETS UNDER MANAGEMENT.(1)

Assets under management ended the second quarter of 2022 at $1,309.7 billion, a decrease of $242.1 billion from March 31, 2022 and $378.1 billion from the end of 2021. The Q2 decrease in assets under management was driven by market depreciation, including net distributions not reinvested, of $227.4 billion and net cash outflows of $14.7 billion. Clients transferred $2.9 billion in net assets from the U.S. mutual funds primarily to collective investment trusts and other investment products, of which $1.6 billion transferred into the retirement date trusts.

For the six months ended June 30, 2022, the decrease in assets under management was driven by market depreciation, including net distributions not reinvested, of $358.1 billion and net cash outflows of $20.0 billion. Clients transferred $7.0 billion in net assets from the U.S. mutual funds primarily to collective investment trusts and other investment products, of which $4.9 billion transferred into the retirement date trusts.

The following tables detail changes in our assets under management, by vehicle and asset class, during the three- and six-month periods ended June 30, 2022:

	Three months ended 6/30/2022				Six months ended 6/30/2022
(in billions)	U.S. mutual funds	Subadvised funds and separate accounts	Collective investment trusts and other investment products	Total	U.S. mutual funds	Subadvised funds and separate accounts	Collective investment trusts and other investment products	Total
Assets under management at beginning of period	$789.4	$398.0	$364.4	$1,551.8	$871.4	$437.1	$379.3	$1,687.8

Net cash flows before client transfers	(11.8)	(3.6)	.7	(14.7)	(17.5)	(8.1)	5.6	(20.0)
Client transfers	(2.9)	1.0	1.9	—	(7.0)	1.0	6.0	—
Net cash flows after client transfers	(14.7)	(2.6)	2.6	(14.7)	(24.5)	(7.1)	11.6	(20.0)
Net market depreciation and losses	(117.4)	(62.6)	(47.2)	(227.2)	(189.2)	(97.2)	(71.1)	(357.5)
Net distributions not reinvested	(.2)	—	—	(.2)	(.6)	—	—	(.6)
Change during the period	(132.3)	(65.2)	(44.6)	(242.1)	(214.3)	(104.3)	(59.5)	(378.1)

Assets under management at June 30, 2022	$657.1	$332.8	$319.8	$1,309.7	$657.1	$332.8	$319.8	$1,309.7

	Three months ended 6/30/2022					Six months ended 6/30/2022
(in billions)	Equity	Fixed income, including money market	Multi-asset(2)	Alternatives(3)	Total	Equity	Fixed income, including money market	Multi-asset(2)	Alternatives(3)	Total
Assets under management at beginning of period	$878.0	$175.2	$456.4	$42.2	$1,551.8	$992.7	$175.7	$477.7	$41.7	$1,687.8

Net cash flows	(17.5)	3.2	(2.1)	1.7	(14.7)	(35.6)	8.5	4.6	2.5	(20.0)
Net market depreciation and losses(4)	(160.9)	(7.3)	(58.4)	(.8)	(227.4)	(257.5)	(13.1)	(86.4)	(1.1)	(358.1)
Change during the period	(178.4)	(4.1)	(60.5)	.9	(242.1)	(293.1)	(4.6)	(81.8)	1.4	(378.1)
Assets under management at June 30, 2022	$699.6	$171.1	$395.9	$43.1	$1,309.7	$699.6	$171.1	$395.9	$43.1	$1,309.7
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

Investment advisory clients outside the United States account for 9.4% of our assets under management at June 30, 2022, 9.7% at March 31, 2022, and 9.9% at December 31, 2021.

Our target date retirement products, which are included in the multi-asset totals shown above, continue to be a significant part of our assets under management. Assets under management in these portfolios, as well as net cash inflows (outflows), by vehicle, were as follows:

				Net cash inflows (outflows)
	Assets under management			Three months ended		Six months ended
(in billions)	6/30/2022	3/31/2022	12/31/2021	6/30/2022	6/30/2021	6/30/2022	6/30/2021
U.S. mutual funds	$150.6	$174.4	$187.1	$(1.7)	$(4.9)	$(3.3)	$(8.7)
Collective investment trusts	166.0	188.6	191.1	2.3	12.2	11.1	20.3
Subadvised and separately managed accounts	10.5	12.2	12.9	(.1)	.2	—	.4
	$327.1	$375.2	$391.1	$.5	$7.5	$7.8	$12.0

We also provide strategic investment advice solutions for certain portfolios. These advice solutions, which the vast majority is overseen by our multi-asset division, may include strategic asset allocation, and in certain portfolios, asset selection and/or tactical asset allocation overlays. We also offer advice solutions through retail separately managed accounts and separately managed accounts model delivery. As of June 30, 2022, total assets in these solutions were $405 billion, of which $398 billion are included in our reported assets under management in the tables above.

We provide participant accounting and plan administration for defined contribution retirement plans that invest in the firm's U.S. mutual funds, collective investment trusts and funds outside of the firm's complex. As of June 30, 2022, our assets under administration were $216 billion, of which nearly $133 billion are assets we manage.

INVESTMENT PERFORMANCE.(1)

Strong investment performance and brand awareness is a key driver to attracting and retaining assets—and to our long-term success. Our performance disclosures include specific asset classes, assets under management weighted performance, mutual fund performance against passive peers and composite performance against benchmarks. The following tables present investment performance for the one-, three-, five-, and 10-years ended June 30, 2022. Past performance is no guarantee of future results.

% of U.S. mutual funds that outperformed Morningstar median(2),(3)
	1 year	3 years	5 years	10 years
Equity	57%	55%	60%	79%
Fixed Income	53%	66%	62%	65%
Multi-Asset	24%	78%	80%	90%
All Funds	46%	65%	66%	77%

% of U.S. mutual funds that outperformed passive peer median(2),(4)
	1 year	3 years	5 years	10 years
Equity	53%	48%	50%	71%
Fixed Income	44%	53%	55%	58%
Multi-Asset	18%	84%	75%	86%
All Funds	40%	61%	60%	71%

% of composites that outperformed benchmarks(5)
	1 year	3 years	5 years	10 years
Equity	41%	50%	51%	79%
Fixed Income	21%	60%	63%	79%
All Composites	33%	54%	56%	79%

AUM Weighted Performance
% of U.S. mutual funds AUM that outperformed Morningstar median(2),(3)
	1 year	3 years	5 years	10 years
Equity	53%	49%	61%	85%
Fixed Income	66%	69%	75%	79%
Multi-Asset	3%	92%	96%	98%
All Funds	40%	63%	72%	88%

% of U.S. mutual funds AUM that outperformed passive peer median(2),(4)
	1 year	3 years	5 years	10 years
Equity	52%	43%	54%	62%
Fixed Income	48%	58%	62%	60%
Multi-Asset	3%	97%	96%	97%
All Funds	38%	59%	66%	72%

% of composites AUM that outperformed benchmarks(5)
	1 year	3 years	5 years	10 years
Equity	43%	42%	41%	70%
Fixed Income	7%	53%	47%	73%
All Composites	36%	44%	42%	71%
As of June 30, 2022, 69 of 124 (55.6%) of the firm's rated U.S. mutual funds (across primary share classes) received an overall rating of 4 or 5 stars. By comparison, 32.5% of Morningstar's fund population is given a rating of 4 or 5 stars(5). In addition, 72%(5) of AUM in the firm's rated U.S. mutual funds (across primary share classes) ended June 30, 2022 with an overall rating of 4 or 5 stars.

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
(3) Source: Morningstar. Primary share class only. Excludes money market mutual funds, funds with an operating history of less than one year, T. Rowe Price passive funds, and T. Rowe Price funds that are clones of other funds. The top chart reflects the percentage of T. Rowe Price funds with 1 year, 3 year, 5 year, and 10 year track record that are outperforming the Morningstar category median. The bottom chart reflects the percentage of T. Rowe Price funds AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $320B for 1 year, $320B for 3 years, $320B for 5 years, and $314B for 10 years.
(4) Passive Peer Median was created by T. Rowe Price using data from Morningstar. Primary share class only. Excludes money market mutual funds, funds with an operating history of less than one year, funds with fewer than three peers, T. Rowe Price passive funds, and T. Rowe Price funds that are clones of other funds. This analysis compares T. Rowe Price active funds to the applicable universe of passive/index open-end funds and ETFs of peer firms. The top chart reflects the percentage of T. Rowe Price funds with 1 year, 3 year, 5 year, and 10 year track record that are outperforming the passive peer universe. The bottom chart reflects the percentage of T. Rowe Price funds AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $302B for 1 year, $300B for 3 years, $299B for 5 years, and $257B for 10 years.
(5)Composite net returns are calculated using the highest applicable separate account fee schedule. Excludes money market composites. All composites compared to official GIPS composite primary benchmark. The top chart reflects the percentage of T. Rowe Price composites with 1 year, 3 year, 5 year, and 10 year track record that are outperforming their benchmarks. The bottom chart reflects the percentage of T. Rowe Price composite AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $417B for 1 year, $507B for 3 years, $478B for 5 years, and $778B for 10 years.
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

RESULTS OF OPERATIONS.

The following table and discussion sets forth information regarding our consolidated financial results for the three and six months ended June 30, 2022 and 2021 on a U.S. GAAP basis as well as a non-GAAP basis. The 2022 periods reflect the operating results of OHA, which was acquired at the end of 2021. The non-GAAP basis adjusts for the impact of our consolidated T. Rowe Price investment products, the impact of market movements on the supplemental savings plan liability and related economic hedges, investment income related to certain other investments, acquisition-related amortization and costs, and certain nonrecurring charges and gains.

	Three months ended		Q2 2022 vs. Q2 2021		Six months ended		YTD 2022 vs. YTD 2021
(in millions, except per-share data)	6/30/2022	6/30/2021	$ change	% change	6/30/2022	6/30/2021	$ change	% change
U.S. GAAP basis
Investment advisory fees	$1,496.7	$1,787.2	$(290.5)	(16.3)%	$3,158.8	$3,475.0	$(316.2)	(9.1)%
Capital allocation-based income(1)	$(126.3)	$—	$(126.3)	n/m	$(81.9)	$—	$(81.9)	n/m
Net revenues	$1,513.0	$1,929.3	$(416.3)	(21.6)%	$3,376.0	$3,756.1	$(380.1)	(10.1)%
Operating expenses	$844.4	$971.2	$(126.8)	(13.1)%	$1,830.0	$1,904.8	$(74.8)	(3.9)%
Net operating income	$668.6	$958.1	$(289.5)	(30.2)%	$1,546.0	$1,851.3	$(305.3)	(16.5)%
Non-operating income (loss)(1)	$(279.9)	$143.9	$(423.8)	n/m	$(478.4)	$246.0	$(724.4)	n/m
Net income attributable to T. Rowe Price	$339.6	$815.7	$(476.1)	(58.4)%	$907.5	$1,565.1	$(657.6)	(42.0)%
Diluted earnings per common share	$1.46	$3.46	$(2.00)	(57.8)%	$3.88	$6.63	$(2.75)	(41.5)%
Weighted average common shares outstanding assuming dilution	227.9	229.2	$(1.3)	(.6)%	228.8	229.6	$(.8)	(.3)%

Adjusted non-GAAP basis(2)
Operating expenses	$947.3	$931.8	$15.5	1.7%	$1,986.4	$1,841.0	$145.4	7.9%
Net operating income	$579.7	$998.6	$(418.9)	(41.9)%	$1,417.7	$1,917.5	$(499.8)	(26.1)%
Non-operating income (loss)(1)	$(30.6)	$17.8	$(48.4)	n/m	$(54.4)	$31.5	$(85.9)	n/m
Net income attributable to T. Rowe Price	$417.7	$779.0	$(361.3)	(46.4)%	$1,034.6	$1,491.0	$(456.4)	(30.6)%
Diluted earnings per common share	$1.79	$3.31	$(1.52)	(45.9)%	$4.42	$6.32	$(1.90)	(30.1)%

Assets under management (in billions)
Average assets under management	$1,407.1	$1,585.3	$(178.2)	(11.2)%	$1,483.0	$1,547.1	$(64.1)	(4.1)%
Ending assets under management	$1,309.7	$1,623.1	$(313.4)	(19.3)%	$1,309.7	$1,623.1	$(313.4)	(19.3)%
(1) The percentage change is not meaningful (n/m).
(2) See the reconciliation to the comparable U.S. GAAP measures at the end of the Results of Operations section of this Management’s Discussion and Analysis.

Results Overview - Quarter ended June 30, 2022

Net revenues consist of investment advisory revenues; administrative, distribution, and servicing fees; and capital allocation-based income. Total net revenues were $1,513.0 million in the second quarter of 2022 compared with $1,929.3 million in the second quarter of 2021.

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

Capital allocation income will fluctuate quarter-to-quarter to reflect the adjustment made to accrued carried interest for the change in value of the affiliated funds as if the funds’ underlying investments were realized as of June 30, 2022, regardless of whether the funds’ underlying investments have been realized.

Operating expenses on a U.S. GAAP basis were $844.4 million in the second quarter of 2022 compared with $971.2 million in the second quarter of 2021. On a non-GAAP basis, operating expenses were $947.3 million, a 1.7% increase over the comparable 2021 period. Our non-GAAP operating expenses exclude the impact of the supplemental savings plan, consolidated sponsored products, the remeasurement of the contingent consideration liability, amortization of certain acquisition-related assets, and other acquisition-related costs. See our non-GAAP reconciliations later in this Management’s Discussion and Analysis section. Our operating expenses in the second quarter of 2022 include OHA's operating expenses as a result of the acquisition at the end of 2021. OHA's operating expenses primarily impact compensation expense; technology, occupancy, and facility costs; and general, administrative and other costs.

The increase in our non-GAAP operating expenses was primarily attributable to higher salaries and benefits, the addition of OHA operating expenses, and higher costs related to the ongoing investment in the firm's technology capabilities. These increases were mostly offset by lower distribution and servicing costs due to lower average assets under management. The second quarter of 2022 non-GAAP operating expenses includes compensation-related expenses associated with capital allocation-based income.

Operating margin in the second quarter of 2022 was 44.2%, compared to 49.7% earned in the 2021 quarter. The decrease in our operating margin for the second quarter of 2022 compared to the 2021 period was primarily driven by larger decreases in net revenues, primarily investment advisory fee revenue, as compared to the decreases in operating expenses, primarily due to the decrease in the supplemental savings plan liability, in the second quarter of 2022. Further, the impacts of capital allocation-based income and carried interest-related compensation are reflected in the operating margin for the second quarter of 2022.

Diluted earnings per share was $1.46 for the second quarter of 2022 as compared to $3.46 for the second quarter of 2021. The decrease was primarily driven by lower operating income and by net investment losses recognized in the second quarter of 2022 as compared to net investment gains in the second quarter of 2021, as market performance in the second quarter of 2022 was outpaced by the strong market returns in 2021.

On a non-GAAP basis, diluted earnings per share was $1.79 for the second quarter of 2022 as compared to $3.31 for the second quarter of 2021. Similar to our U.S. GAAP diluted earnings, the decrease is largely attributable to lower operating income compared to the 2021 period and net investment losses on our cash investment strategy recognized in the second quarter of 2022 as compared to net investment gains in the second quarter of 2021.

Results Overview - Year-to-Date ended June 30, 2022
Net revenues consist of investment advisory revenues; administrative, distribution, and servicing fees; and capital allocation-based income. Total net revenues were $3,376.0 million in the six months ended June 30, 2022 compared with $3,756.1 million in the six months ended June 30, 2021.

Operating expenses were $1,830.0 million in the six months ended June 30, 2022 compared with $1,904.8 million in the 2021 period. On a non-GAAP basis, our operating expenses for the six months ended June 30, 2022 increased 7.9% to $1,986.4 million compared to the 2021 period. Our non-GAAP operating expenses exclude the impact of the supplemental savings plan, consolidated sponsored products, the remeasurement of the contingent consideration liability, amortization of certain acquisition-related assets, and other acquisition-related costs. See our non-GAAP reconciliations later in this Management’s Discussion and Analysis section. Our operating expenses for the six months ended June 30, 2022 include OHA's operating expenses as a result of the acquisition at the end of 2021. OHA's operating expenses primarily impact compensation expense; technology, occupancy, and facility costs; and general, administrative and other costs.

The increase in our non-GAAP operating expenses for the six months ended June 30, 2022 compared with the 2021 period was primarily due to higher compensation expenses, including increased salaries and benefits. The addition of OHA operating expenses and higher technology and facility costs also contributed to the increase. These increases were partially offset by lower distribution and servicing costs due to lower average assets under management.

We updated our forecasted 2022 non-GAAP operating expenses from a range of 10% to 14% to a range of 4% to 7% to reflect lower market-related expenses and a slower pace of hiring. The addition of a full-year of OHA's operating expenses, since the acquisition at end of 2021, is driving most of the 2022 forecasted expense growth. We could elect to further adjust our expense growth should unforeseen circumstances arise, including significant market movements.

Operating margin in the six months ended June 30, 2022 was 45.8%, compared to 49.3% earned in the 2021 period. The decrease in our operating margin for the six months ended June 30, 2022 compared to the 2021 period was primarily driven by larger decreases in net revenues, primarily investment advisory fee revenue, as compared to the decreases in operating expenses, primarily the decrease in the supplemental savings plan liability, for the six months ended June 30, 2022. Further, the impacts of capital allocation-based income and carried interest-related compensation are reflected in the operating margin for the six months ended June 30, 2022.

Diluted earnings per share was $3.88 for the six months ended June 30, 2022 as compared to $6.63 for the six months ended June 30, 2021. The 41.5% decrease was primarily driven by net investment losses recognized in the six months ended June 30, 2022 as compared to net investment gains in the six months ended June 30, 2021, as the market performance in the second quarter of 2022 was outpaced by the strong market returns in 2021, and by lower operating income.

On a non-GAAP basis, diluted earnings per share was $4.42 for the six months ended June 30, 2022 as compared to $6.32 for the 2021 period. The decrease in adjusted diluted earnings per share was primarily due to lower operating income compared to 2021 period and net investment losses on our cash investment strategy recognized in the six months ended June 30, 2022 as compared to net investment gains in the six months ended June 30, 2021. See our non-GAAP reconciliations later in this Management’s Discussion and Analysis section.

Net revenues

	Three months ended		Q2 2022 vs. Q2 2021		Six months ended		YTD 2022 vs. YTD 2021
(in millions)	6/30/2022	6/30/2021	$ change	% change	6/30/2022	6/30/2021	$ change	% change
Investment advisory fees
U.S. mutual funds	$876.2	$1,097.5	$(221.3)	(20.2)%	$1,852.7	$2,147.7	$(295.0)	(13.7)%
Subadvised funds, separate accounts, collective investment trusts, and other investment products	620.5	689.7	(69.2)	(10.0)%	1,306.1	1,327.3	(21.2)	(1.6)%
	1,496.7	1,787.2	(290.5)	(16.3)%	3,158.8	3,475.0	(316.2)	(9.1)%
Administrative, distribution, and servicing fees
Administrative fees	119.4	112.1	7.3	6.5%	249.6	222.0	27.6	12.4%
Distribution and servicing fees	23.2	30.0	(6.8)	(22.7)%	49.5	59.1	(9.6)	(16.2)%
	142.6	142.1	.5	.4%	299.1	281.1	18.0	6.4%
Capital allocation-based income(1)	(126.3)	—	(126.3)	n/m	(81.9)	—	(81.9)	n/m
Net revenues	$1,513.0	$1,929.3	$(416.3)	(21.6)%	$3,376.0	$3,756.1	$(380.1)	(10.1)%
(1) The percentage change for capital allocation-based income is not meaningful (n/m).

Investment advisory fees.
Investment advisory revenues earned in the second quarter of 2022 decreased over the comparable 2021 quarter as average assets under management decreased $178.2 billion, or 11.2%, to $1,407.1 billion. For the six months ended June 30, 2022, investment advisory revenues decreased over the comparable 2021 period as average assets under management decreased $64.1 billion, or 4.1%, to $1,483.0 billion.

In the second quarter of 2022, we did not waive a significant level of money market investment advisory fees. For the six months ended June 30, 2022, we voluntarily waived $9.3 million, or less than 1%, of our investment advisory fees. At June 30, 2022, combined net assets of the investment portfolios in which we waived fees for the six months ended June 30, 2022 were $23.6 billion. For the six months ended June 30, 2021, we waived money market investment advisory fees of $29.3 million.

The total average annualized effective fee rate earned during the second quarter of 2022 was 42.7 basis points, compared with 45.2 basis points earned during the second quarter of 2021 and 43.2 basis points earned during the first quarter of 2022. The total average annualized effective fee rate earned during the six months ended June 30, 2022 was 43.0 basis points, compared with 45.3 basis points during the six months ended June 30, 2021. The total average annualized effective fee rate has declined in comparison to the first quarter of 2022 and the second quarter and year-to-date periods of 2021 due to transfers to lower fee vehicles and an asset class mix shift to lower fee strategies due to market volatility, offset slightly by a reduction in money market fee waivers. Further, in comparison to second quarter and year-to-date period of 2021, the annualized effective fee rate was also impacted by the July 2021 target date fee reductions, partially offset by a higher-than-average effective fee rate earned on the firm's alternative asset class.

U.S. mutual funds
Investment advisory revenues earned in the second quarter of 2022 from our U.S. mutual funds were $876.2 million, a decrease of 20.2% from the comparable 2021 quarter. Average assets under management in these funds for the second quarter of 2022 decreased 16.2% from the 2021 quarter to $711.1 billion. The annualized effective fee rate of 49.4 basis points for the second quarter of 2022 decreased from 51.9 basis points in the second quarter 2021 primarily due to the July 2021 fee reductions in our target-date products and a shift in assets to lower fee asset classes within the complex over the last twelve months.

For the six months ended June 30, 2022, investment advisory revenues earned from the firm's U.S. mutual funds were $1,852.7 million, a decrease of 13.7% from the 2021 period. Average assets under management in these funds for the six months ended June 30, 2022 decreased 9.3% from the 2021 period to $754.3 billion. The annualized effective fee rate of 49.5 basis points for the six months ended June 30, 2022 decreased from 52.1 basis points in the six months ended June 30, 2021, primarily due to the July 2021 fee reductions in our target-date products and a shift in assets to lower fee asset classes within the complex over the last twelve months.

Subadvised funds, separate accounts, collective investment trusts and other investment products (other portfolios)
Investment advisory revenues earned in the second quarter of 2022 from these other portfolios were $620.5 million, a decrease of 10.0% from the comparable 2021 quarter. Average assets under management for these products decreased 5.6% from the 2021 quarter to $696.0 billion. Investment advisory revenues and average assets under management in Q2 2022 reflect OHA's revenue and related average assets under management. The annualized effective fee rate of 35.8 basis points for the second quarter of 2022 decreased from 37.5 basis points in the second quarter of 2021. The decrease was primarily due to the July 2021 fee reductions in our target-date products and a shift in assets to lower fee vehicles and asset classes within the complex over the last twelve months. These fee pressures were partially offset by the higher-than-average fee rate earned on our alternative asset class.

For the six months ended June 30, 2022, investment advisory revenues earned from subadvised and separate accounts, as well as collective investment trusts and other investment products, were $1,306.1 million, a decrease of 1.6% from the 2021 period. Average assets under management for these products increased 1.8% from the 2021 period to $728.7 billion. The annualized effective fee rate of 36.1 basis points for the six months ended June 30, 2022 decreased from 37.4 basis points for the six months ended June 30, 2021. Our annualized effective fee rate for our other portfolios decreased primarily due to the July 2021 fee reductions in our target-date products and a shift in assets to lower fee vehicles and asset classes within the complex over the last twelve months. These fee pressures were partially offset by the higher-than-average fee rate earned on our alternative asset class.

Administrative, distribution, and servicing fees in the second quarter of 2022 were $142.6 million, an increase of $.5 million, or .4%, from the comparable 2021 quarter. For the six months ended June 30, 2022, these fees were $299.1 million, an increase of $18.0 million, or 6.4%, from the 2021 period. The increase in both periods was primarily due to higher transfer agent servicing activities provided to the T. Rowe Price mutual funds for retail shareholders and higher trustee services revenue. These increases were partially offset by lower 12b-1 revenue earned primarily on the Advisor and R share classes of the U.S. mutual funds as a result of lower assets under management in these share classes. The decrease in 12b-1 revenue is offset entirely by a decrease in the costs paid to third-party intermediaries that source these assets and are reported in distribution and servicing expense.

Capital allocation-based income in the second quarter of 2022 reduced net revenues by $126.3 million. The second quarter of 2022 amount represents $113.0 million in market-related reductions of accrued carried interest from investments in affiliated private investment funds and $13.3 million in non-cash amortization associated with the difference in the closing date fair value and carrying value of investments acquired as part of the OHA acquisition.

For the six months ended June 30, 2022, capital allocation-based income reduced net revenues by $81.9 million. The six months ended June 30, 2022 amount represents $55.4 million in market-related reductions of accrued carried interest from investments in affiliated private investment funds and $26.5 million in non-cash amortization associated with the difference in the closing date fair value and carrying value of investments acquired as part of the OHA acquisition.

Our net revenues reflect the elimination of advisory and administrative fee revenue earned from our consolidated
T. Rowe Price investment products. The corresponding expenses recognized by these products, and consolidated in our financial statements, were also eliminated from operating expenses. For the second quarter, we eliminated net revenue of $.6 million in 2022 and $1.1 million in 2021. For the six months ended June 30, we eliminated net revenue of $1.5 million in 2022 and $2.4 million in 2021.

Operating expenses

	Three months ended		Q2 2022 vs. Q2 2021		Six months ended		YTD 2022 vs. YTD 2021
(in millions)	6/30/2022	6/30/2021	$ change	% change	6/30/2022	6/30/2021	$ change	% change
Compensation and related costs, excluding acquisition-related retention agreements and supplemental savings plan	$544.6	$566.1	$(21.5)	(3.8)%	$1,163.6	$1,127.4	$36.2	3.2%
Acquisition-related retention agreements	12.3	—	12.3	n/m	25.9	—	25.9	n/m
Supplemental savings plan(1)	(93.5)	37.7	(131.2)	n/m	(144.5)	59.9	$(204.4)	n/m
Total compensation and related costs	463.4	603.8	(140.4)	(23.3)%	1,045.0	1,187.3	(142.3)	(12.0)%
Distribution and servicing	75.7	92.7	(17.0)	(18.3)%	161.6	178.3	(16.7)	(9.4)%
Advertising and promotion	21.4	20.4	1.0	4.9%	44.8	39.3	5.5	14.0%
Product and recordkeeping related costs	76.3	43.3	33.0	76.2%	156.7	84.3	72.4	85.9%
Technology, occupancy, and facility costs	134.3	119.3	15.0	12.6%	268.2	236.6	31.6	13.4%
General, administrative, and other	73.3	91.7	(18.4)	(20.1)%	153.7	179.0	(25.3)	(14.1)%
Total operating expenses	$844.4	$971.2	$(126.8)	(13.1)%	$1,830.0	$1,904.8	$(74.8)	(3.9)%
(1) The impact of the market on the supplemental savings plan liability drives the expense recognized each period.

Compensation and related costs, excluding non-cash amortization of certain acquisition-related retention arrangements and supplemental savings plan were $544.6 million in the second quarter of 2022, a decrease of $21.5 million, or 3.8%, compared to the 2021 quarter. For the six months ended June 30, 2022, these costs were $1,163.6 million, an increase of $36.2 million, or 3.2%, compared to the 2021 period. Both the second quarter and six months ended June 30, 2022 periods include OHA’s compensation and related costs and carried interest-related compensation. Further, both the second quarter and six months ended June 30, 2022 periods were impacted by a lower interim bonus accrual and an increase in salaries and benefits. The firm employed 7,771 associates at June 30, 2022, an increase of 3.2% from the end of 2021.

Distribution and servicing costs were $75.7 million for the second quarter of 2022, a decrease of 18.3% from the $92.7 million recognized in the 2021 quarter. For the six months ended June 30, 2022, these costs were $161.6 million, a decrease of 9.4% over the $178.3 million recognized in the comparable 2021 period. The decrease in both periods was primarily driven by lower average assets under management in certain share classes of the U.S. mutual funds that earn 12(b)-1 fees. Additionally, lower AUM in our international products, including our Japanese Investment Trusts (ITMs), and certain SICAV share classes contributed to lower distribution costs.

The costs in this expense category primarily include amounts paid to third-party intermediaries that source the assets of certain share classes of our U.S. mutual funds and our international products, such as our Japanese ITMs and SICAVs. These costs are offset entirely by the revenue we earn and report in net revenues: 12b-1 revenue recognized in administrative, distribution, and servicing fees for the Advisor and R share classes of the U.S. mutual funds and investment advisory fee revenue for our international products.

Advertising and promotion costs were $21.4 million in the second quarter of 2022, an increase of $1.0 million, or 4.9%, compared to the $20.4 million recognized in the 2021 quarter. For the six months ended June 30, 2022, these costs were $44.8 million, an increase of $5.5 million, or 14.0%, compared to the 2021 period. The increase in both periods was driven primarily by an increase in sponsorships and promotion-related costs. Increased media spend also contributed to the higher advertising and promotion costs for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Product and recordkeeping related costs were $76.3 million in the second quarter of 2022, an increase of $33.0 million, or 76.2%, compared to the $43.3 million in the 2021 quarter. For the six months ended June 30, 2022, these costs were $156.7 million, an increase of $72.4 million, or 85.9%, compared to the 2021 period. Substantially all of the increase in both the second quarter and year to date 2022 was driven by the recordkeeping costs incurred as part of our expanded relationship with Fidelity National Information Services, Inc. (“FIS”) that began in August 2021. The costs incurred from the FIS arrangement were partially offset by a reduction in compensation expenses as a result of the approximately 800 associates who transitioned to FIS in August 2021.
Technology, occupancy, and facility costs were $134.3 million in the second quarter of 2022, an increase of $15.0 million, or 12.6%, compared to the $119.3 million recognized in the 2021 quarter. For the six months ended June 30, 2022, these costs were $268.2 million, an increase of $31.6 million, or 13.4%, compared to the 2021 period. The increase in both periods was primarily due to the ongoing investment in our technology capabilities, including hosted solution licenses, depreciation, and increased office facility costs.

General, administrative, and other expenses were $73.3 million in the second quarter of 2022, a decrease of $18.4 million, or 20.1%, compared to the $91.7 million recognized in the 2021 quarter. The decrease was primarily related to the favorable impact of the change in fair value of the contingent consideration liability of $50.3 million, partially offset by $27.2 million in acquisition-related amortization and other acquisition-related costs. Higher travel, information services and other nonrecurring administrative costs further offset the decrease in general, administrative and other expenses in the second quarter of 2022 compared to 2021.

For the six months ended June 30, 2022, these costs were $153.7 million, a decrease of $25.3 million, or 14.1%, compared to the 2021 period. The decrease was primarily related to the favorable impact of the change in fair value of the contingent consideration liability of $95.8 million and lower legal fees. This decrease was partially offset by $54.3 million in acquisition-related amortization and other acquisition-related costs as well as higher travel, information services and other nonrecurring administrative costs.

Non-operating income (loss)

Non-operating loss for the second quarter of 2022 was $279.9 million as compared to non-operating income of $143.9 million in the 2021 quarter. For the six months ended June 30, 2022, non-operating loss was $478.4 million, a decrease of $724.4 million from non-operating income of $246.0 million in the comparable 2021 period. The following table details the components of non-operating income (loss) for both the second quarter and six months ended June 30, 2022 and 2021.

	Three months ended		Six months ended
(in millions)	6/30/2022	6/30/2021	6/30/2022	6/30/2021
Net gains (losses) from non-consolidated T. Rowe Price investment products
Cash and discretionary investments
Dividend income	$2.8	$4.9	$3.6	$10.0
Market-related gains (losses) and equity in earnings (losses)	(33.4)	12.9	(58.0)	21.5
Total cash and discretionary investments	(30.6)	17.8	(54.4)	31.5
Seed capital investments
Dividend income	.2	—	.4	.1
Market-related gains (losses) and equity in earnings (losses)	(40.6)	17.5	(63.4)	29.4
Net gains recognized upon deconsolidation	5.2	—	6.8	2.6
Investments used to hedge the supplemental savings plan liability	(96.4)	37.1	(151.7)	59.2
Total net gains (losses) from non-consolidated T. Rowe Price investment products	(162.2)	72.4	(262.3)	122.8
Other investment income	(7.7)	15.3	2.5	33.5
Net gains (losses) on investments	(169.9)	87.7	(259.8)	156.3
Net gains (losses) on consolidated sponsored investment portfolios	(104.6)	55.5	(206.0)	92.7
Other income (loss), including foreign currency gains and losses	(5.4)	.7	(12.6)	(3.0)
Non-operating income (loss)	$(279.9)	$143.9	$(478.4)	$246.0

The significant investment portfolio gains in both the second quarter and six months ended June 30, 2021 outperformed the investment portfolio losses in both the second quarter and six months ended June 30, 2022 as the continued Russian invasion of Ukraine, elevated inflation and a more aggressive pace of the Federal Reserve interest rate increases heavily influenced the global economy and markets resulting in further lower valuations at the end of the second quarter 2022. The cash and discretionary investment portfolio also experienced net investment losses of $30.6 million during the second quarter of 2022 and $54.4 million during the six months ended June 30, 2022.

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

	Three months ended		Six months ended
(in millions)	6/30/2022	6/30/2021	6/30/2022	6/30/2021
Operating expenses reflected in net operating income	$(1.9)	$(2.8)	$(4.4)	$(6.3)
Net investment income (loss) reflected in non-operating income	(104.6)	55.5	(206.0)	92.7
Impact on income before taxes	$(106.5)	$52.7	$(210.4)	$86.4

Net income (loss) attributable to our interest in the consolidated T. Rowe Price investment products	$(54.7)	$25.7	$(105.1)	$44.0
Net income (loss) attributable to redeemable non-controlling interests (unrelated third-party investors)	(51.8)	27.0	(105.3)	42.4
	$(106.5)	$52.7	$(210.4)	$86.4

Provision for income taxes

The following table reconciles the statutory federal income tax rate to our effective tax rate on a U.S. GAAP basis for both the three- and six- months ended June 30, 2022 and 2021:

	Three months ended		Six months ended
	6/30/2022	6/30/2021	6/30/2022	6/30/2021
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes for current year, net of federal income tax benefits(1)	3.9	3.7	3.5	3.7
Net (income) losses attributable to redeemable non-controlling interests	2.7	(.1)	1.1	(.3)
Net excess tax benefits from stock-based compensation plans activity	(.5)	(.6)	(.5)	(.9)
Other items	(1.1)	(.5)	(.2)	(.1)
Effective income tax rate	26.0%	23.5%	24.9%	23.4%
(1) State income tax benefits are reflected in the total benefits for net income attributable to redeemable non-controlling interests and stock-based compensation plans activity.

Our U.S. GAAP effective tax rate for the second quarter of 2022 was 26.0%, compared with 23.5% in the 2021 quarter. For the six months ended June 30, 2022, our U.S. GAAP effective tax rate was 24.9%, compared with 23.4% in the 2021 period. The increase in the U.S. GAAP effective tax rate in 2022 from 2021 was primarily due to net losses attributable to redeemable non-controlling interests held in our consolidated investment products and lower discrete tax benefits associated with the settlement of stock-based awards. These increases were partially offset by the favorable impacts of the reduction in the effective state tax rate due to the full phase-in of the 2018 Maryland state tax legislation and the remeasurement of the contingent consideration liability.

The non-GAAP tax rate primarily adjusts for the impact of the consolidated investment products, including the net income attributable to the redeemable non-controlling interests. Our non-GAAP effective tax rate was 23.9% in the second quarter of 2022 compared with 23.4% in second quarter of 2021 and 24.1% for the six months ended June 30, 2022 compared to 23.5% in the 2021 period. The increase in the non-GAAP effective tax rate was primarily attributable to lower discrete tax benefits associated with the settlement of stock-based awards compared to the second quarter of 2021. The non-GAAP effective tax rate for the six months ended June 30, 2022 continues to be favorably impacted by the complete phase-in benefit of the 2018 Maryland state tax legislation.

Our effective tax rate will continue to experience volatility in future periods as the tax benefits recognized from stock-based compensation are impacted by market fluctuations in our stock price and timing of option exercises as well as the remeasurement of the contingent consideration liability. Our U.S. GAAP rate will also be impacted by changes in the proportion of net income that is attributable to our redeemable non-controlling interests and non-controlling interests reflected in permanent equity.

We currently estimate that our effective tax rate for the full year 2022, on a U.S. GAAP basis, will be in the range of 23% to 26%. On a non-GAAP basis, the range is 23% to 25%.

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

The following schedules reconcile certain U.S. GAAP financial measures for the three months ended
June 30, 2022 and 2021.

	Three months ended 6/30/2022
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(6)	Net income attributable to T. Rowe Price	Diluted earnings per share(7)
U.S. GAAP Basis (FS line item)	$844.4	$668.6	$(279.9)	$100.9	$339.6	$1.46
Non-GAAP adjustments:
Acquisition-related non-GAAP adjustments:
Investment amortization(1) (Net Revenues)	—	13.3	—	3.5	9.8	.04
Compensation arrangements amortization(1) (Compensation and related costs)	(12.3)	12.3	—	3.2	9.1	.04
Contingent consideration(1) (General, admin and other)	50.3	(50.3)	—	(13.7)	(36.6)	(.16)
Intangible assets amortization(1) (General, admin and other)	(27.2)	27.2	—	7.2	20.0	.09
Transaction costs(2) (general, admin and other)	(.1)	.1	—	—	.1	—
Total acquisition-related non-GAAP adjustments	10.7	2.6	—	.2	2.4	.01
Supplemental savings plan liability(3) (Compensation and related costs)	93.5	(93.5)	96.4	0.6	2.3	.01
Consolidated T. Rowe Price investment products(4)	(1.3)	2.0	104.6	14.8	40.0	.17
Other non-operating income(5)	—	—	48.3	14.9	33.4	.14
Adjusted Non-GAAP Basis	$947.3	$579.7	$(30.6)	$131.4	$417.7	$1.79

	Three months ended 6/30/2021
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(6)	Net income attributable to T. Rowe Price	Diluted earnings per share(7)
U.S. GAAP Basis (FS line item)	$971.2	$958.1	$143.9	$259.3	$815.7	$3.46
Non-GAAP adjustments:
Supplemental savings plan liability(3) (Compensation and related costs)	(37.7)	37.7	(37.1)	.2	.4	—
Consolidated T. Rowe Price investment products(4)	(1.7)	2.8	(55.5)	(9.6)	(16.1)	(.09)
Other non-operating income(5)	—	—	(33.5)	(12.5)	(21.0)	(.06)
Adjusted Non-GAAP Basis	$931.8	$998.6	$17.8	$237.4	$779.0	$3.31

The following schedules reconcile certain U.S. GAAP financial measures for the six months ended June 30, 2022 and 2021.

	Six months ended 6/30/2022
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(6)	Net income attributable to T. Rowe Price	Diluted earnings per share(7)
U.S. GAAP Basis	$1,830.0	$1,546.0	$(478.4)	$265.4	$907.5	$3.88
Non-GAAP adjustments:
Acquisition-related non-GAAP adjustments:
Investment amortization(1) (Net Revenues)	—	26.5	—	8.8	17.7	.08
Compensation arrangements amortization(1) (Compensation and related costs)	(25.9)	25.9	—	8.6	17.3	.08
Contingent consideration(1) (General, admin and other)	95.8	(95.8)	—	(31.9)	(63.9)	(.28)
Intangible assets amortization(1) (General, admin and other)	(54.3)	54.3	—	18.0	36.3	.16
Transaction costs(2) (general, admin and other)	(.8)	.8	—	.3	.5	—
Total acquisition-related non-GAAP adjustments	14.8	11.7	—	3.8	7.9	.04
Supplemental savings plan liability(3) (Compensation and related costs)	144.5	(144.5)	151.7	2.4	4.8	.02
Consolidated T. Rowe Price investment products(4)	(2.9)	4.5	206.0	35.0	70.2	.30
Other non-operating income(5)	—	—	66.3	22.1	44.2	.18
Adjusted Non-GAAP Basis	$1,986.4	$1,417.7	$(54.4)	$328.7	$1,034.6	$4.42

	Six months ended 6/30/2021
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(6)	Net income attributable to T. Rowe Price	Diluted earnings per share(7)
U.S. GAAP Basis	$1,904.8	$1,851.3	$246.0	$489.8	$1,565.1	$6.63
Non-GAAP adjustments:
Supplemental savings plan liability(3) (Compensation and related costs)	(59.9)	59.9	(59.2)	.2	.5	—
Consolidated T. Rowe Price investment products(4)	(3.9)	6.3	(92.7)	(13.4)	(30.6)	(.14)
Other non-operating income(5)	—	—	(62.6)	(18.6)	(44.0)	(.17)
Adjusted Non-GAAP Basis	$1,841.0	$1,917.5	$31.5	$458.0	$1,491.0	$6.32

(1)    These non-GAAP adjustments remove the impact of acquisition-related amortization and costs including amortization of intangible assets, the recurring fair value remeasurements of the contingent consideration liability, amortization of acquired investment and non-controlling interest basis differences and amortization of compensation-related arrangements. Management believes adjusting for these charges helps the reader's ability to understand our core operating results and to increase comparability period to period.

(2)    This non-GAAP adjustment removes the transactions costs incurred related to the acquisition of OHA. Management believes adjusting for these charges helps the reader's ability to understand our core operating results and to increase comparability period to period.

(3)    This non-GAAP adjustment removes the compensation expense impact from market valuation changes in the supplemental savings plan liability and the related net gains (losses) on investments designated as an economic hedge against the related liability. Amounts deferred under the supplemental savings plan are adjusted for appreciation (depreciation) of hypothetical investments chosen by participants. We use T. Rowe Price investment products to economically hedge the exposure to these market movements. Management believes it is useful to offset the non-operating investment income (loss) realized on the economic hedges against the related compensation expense and remove the net impact to help the reader's ability to understand our core operating results and to increase comparability period to period.

(4)    These non-GAAP adjustments remove the impact that the consolidated T. Rowe Price investment products have on our U.S. GAAP consolidated statements of income. Specifically, we add back the operating expenses and subtracts the investment income of the consolidated T. Rowe Price investment products. The adjustment to operating expenses represents the operating expenses of the consolidated products, net of the elimination of related management and administrative fees. The adjustment to net income attributable to T. Rowe Price represents the net income of the consolidated products, net of redeemable non-controlling interests. Management believes the consolidated T. Rowe Price investment products may impact the reader’s ability to understand our core operating results.

(5)    This non-GAAP adjustment represents the other non-operating income (loss) and the net gains (losses) earned on our non-consolidated investment portfolio that are not designated as economic hedges of the supplemental savings plan liability, and that are not part of the cash and discretionary investment portfolio. Management retains the investment gains recognized on the non-consolidated cash and discretionary investments as these assets and related income (loss) are considered part of our core operations. Management believes adjusting for these non-operating income (loss) items helps the reader’s ability to understand our core operating results and increases comparability to prior years. Additionally, management does not emphasize the impact of the portion of non-operating income (loss) removed when managing and evaluating our performance.

(6)    The income tax impacts were calculated in order to achieve an overall year-to-date non-GAAP effective tax rate of 24.1% for 2022 and 23.5% for 2021. As such, the non-GAAP effective tax rate for three months ended June 30, 2022 and 2021 was 23.9% and 23.4%, respectively. We estimate that our effective tax rate for the full-year 2022 on a non-GAAP basis will be in the range of 23% to 25%.

(7)    This non-GAAP measure was calculated by applying the two-class method to adjusted net income attributable to T. Rowe Price divided by the weighted-average common shares outstanding assuming dilution. The calculation of adjusted net income allocated to common stockholders is as follows:

	Three months ended		Six months ended
	6/30/2022	6/30/2021	6/30/2022	6/30/2021
Adjusted net income attributable to T. Rowe Price	$417.7	$779.0	$1,034.6	$1,491.0
Less: adjusted net income allocated to outstanding restricted stock and stock unit holders	9.3	21.3	23.3	40.1
Adjusted net income allocated to common stockholders	$408.4	$757.7	$1,011.3	$1,450.9

CAPITAL RESOURCES AND LIQUIDITY.

Sources of Liquidity

We have ample liquidity, including cash and investments in T. Rowe Price products, as follows:

(in millions)	6/30/2022	12/31/2021
Cash and cash equivalents	$2,116.0	$1,523.1
Discretionary investments	491.3	554.1
Total cash and discretionary investments	2,607.3	2,077.2
Redeemable seed capital investments	998.0	1,300.1
Investments used to hedge the supplemental savings plan liability	725.7	881.5
Total cash and investments in T. Rowe Price products	$4,331.0	$4,258.8

Our discretionary investment portfolio is comprised of short duration bond funds, which typically yield higher than money market rates, and asset allocation products. Cash and discretionary investments experienced market losses of $30.6 million and $54.4 million in the three- and six- months ended June 30, 2022 compared to investment gains of $17.8 million and $31.5 million in the three- and six- months ended June 30, 2021. Our subsidiaries outside the United States hold cash and discretionary investments of $923.8 million at June 30, 2022 and $764.2 million at December 31, 2021. Given the availability of our financial resources and cash expected to be generated through future operations, we do not maintain an available external source of additional liquidity.

Our seed capital investments are redeemable, although we generally expect to be invested for several years for the products to build an investment performance history and until unrelated third-party investors substantially reduce our relative ownership percentage.

The cash and investment presentation on the unaudited condensed consolidated balance sheet is based on the accounting treatment for the cash equivalent or investment item. The following table details how T. Rowe Price’s interests in cash and investments relate to where they are presented on the unaudited condensed consolidated balance sheet as of June 30, 2022.

(in millions)	Cash and cash equivalents	Investments	Net assets of consolidated T. Rowe Price investment products(1)	6/30/2022
Cash and discretionary investments	$2,116.0	$457.2	$34.1	$2,607.3
Seed capital investments	—	332.6	665.4	998.0
Investments used to hedge the supplemental savings plan liability	—	725.7	—	725.7
Total cash and investments in T. Rowe Price products attributable to T. Rowe Price	2,116.0	1,515.5	699.5	4,331.0
Investments in affiliated private investment funds(2)	—	660.2	—	660.2
Investments in CLOs	—	115.1	—	115.1
Investment in UTI and other investments	—	272.9	—	272.9
Total cash and investments attributable to T. Rowe Price	2,116.0	2,563.7	699.5	5,379.2
Redeemable non-controlling interests	—	—	564.6	564.6
As reported on unaudited condensed consolidated balance sheet at June 30, 2022	$2,116.0	$2,563.7	$1,264.1	$5,943.8
(1) The consolidated T. Rowe Price investment products are generally those products we provided seed capital at the time of their formation and we have a controlling interest. These products generally represent U.S. mutual funds as well as those funds regulated outside the U.S.     The $34.1 million and the $665.4 million represent the total value at June 30, 2022 of our interest in the consolidated T. Rowe Price investment products. The total net assets of the T. Rowe Price investment products at June 30, 2022 of $1,264.1 million includes assets of $1,307.2 million, less liabilities of $43.1 million as reflected in our unaudited condensed consolidated balance sheets.
(2) Includes $208.8 million of non-controlling interests in consolidated entities and represents the portion of these investments, held by third parties, that we cannot sell in order to obtain cash for general operations.

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

Uses of Liquidity

We increased our quarterly recurring dividend per common share in February 2022 by 11.1% to $1.20 per common share from $1.08 per common share. Further, we expended $519.6 million in the first half of 2022 to repurchase 3.8 million shares, or 1.6% of our outstanding common stock, at an average price of $137.92 per share. These dividends and repurchases were expended using existing cash balances and cash generated from operations. While opportunistic in our approach to stock buybacks, we will generally repurchase our common stock over time to offset the dilution created by our equity-based compensation plans.

Since the end of 2019, we have returned nearly $6.0 billion to stockholders through stock repurchases, regular quarterly dividends, and a special dividend, as follows:

(in millions)	Recurring dividend	Special dividend	Stock repurchases	Total cash returned to stockholders
2020	$846.0	$—	$1,192.2	$2,038.2
2021	1,003.7	699.8	1,136.0	2,839.5
Six months ended 6/30/2022	556.4	—	519.5	1,075.9
Total	$2,406.1	$699.8	$2,847.7	$5,953.6

We anticipate property, equipment, software and other capital expenditures, including internal labor capitalization, for the full-year 2022 to be about $290 million, of which more than three-quarters is planned for technology initiatives. We expect to fund our anticipated capital expenditures with operating cash flows and other available resources.

Cash Flows

The following table summarizes the cash flows for the six months ended June 30, 2022 and 2021, that are attributable to T. Rowe Price, our consolidated T. Rowe Price investment products, and the related eliminations required in preparing the statement.

	Six months ended
	6/30/2022				6/30/2021
(in millions)	Cash flow attributable to T. Rowe Price	Cash flow attributable to consolidated T. Rowe Price investment products	Elims	As reported	Cash flow attributable to T. Rowe Price	Cash flow attributable to consolidated T. Rowe Price investment products	Elims	As reported
Cash flows from operating activities
Net income (loss)	$907.5	$(210.4)	$105.1	$802.2	$1,565.1	$86.4	$(44.0)	$1,607.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization of property, equipment and software	109.2	—	—	109.2	99.4	—	—	99.4
Amortization of acquired assets and liabilities	106.7	—	—	106.7	—	—	—	—
Fair value remeasurement of contingent liability	(95.8)	—	—	(95.8)	—	—	—	—
Stock-based compensation expense	122.9	—	—	122.9	113.9	—	—	113.9
Net (gains) losses recognized on investments	443.9	—	(105.1)	338.8	(184.9)	—	44.0	(140.9)
Net redemptions in T. Rowe Price investment products used to economically hedge supplemental savings plan liability	3.9	—	—	3.9	21.9	—	—	21.9
Net change in trading securities held by consolidated T. Rowe Price investment products	—	282.3	—	282.3	—	(253.4)	—	(253.4)
Other changes	61.5	11.6	(16.3)	56.8	409.8	(55.9)	(.3)	353.6
Net cash provided by (used in) operating activities	1,659.8	83.5	(16.3)	1,727.0	2,025.2	(222.9)	(.3)	1,802.0
Net cash provided by (used in) investing activities	(1.6)	(13.5)	(10.6)	(25.7)	129.8	(44.2)	(79.9)	5.7
Net cash provided by (used in) financing activities	(1,065.3)	(92.6)	26.9	(1,131.0)	(791.8)	218.9	80.2	(492.7)
Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	—	(7.3)	—	(7.3)	—	(.5)	—	(.5)
Net change in cash and cash equivalents during period	592.9	(29.9)	—	563.0	1,363.2	(48.7)	—	1,314.5
Cash and cash equivalents at beginning of year	1,523.1	101.1	—	1,624.2	2,151.7	104.8	—	2,256.5
Cash and cash equivalents at end of period	$2,116.0	$71.2	$—	$2,187.2	$3,514.9	$56.1	$—	$3,571.0

Operating Activities
Operating activities attributable to T. Rowe Price during the first half of 2022 provided cash flows of $1,659.8 million as compared to $2,025.2 million during the first half of 2021. Operating cash flows attributable to T. Rowe Price decreased $365.4 million, including a $657.6 million decrease in net income from the first half of 2021 and a decrease in timing differences primarily on the cash settlement of our assets and liabilities of $348.3 million. These decreases were partially offset by $658.5 million in higher non-cash adjustments, including unrealized investment gains/losses, depreciation, amortization of acquisition-related assets and retention arrangements, the fair value remeasurement of the contingent consideration liability, stock-based compensation expense, and other noncash items. The non-cash adjustments were primarily driven by $443.9 million in net investment losses in the first half of 2022 compared with $184.9 million in net investment gains in the first half of 2021. Additionally, in 2022, we had net proceeds of $3.9 million from certain investment products that economically hedge our supplemental savings plan liability compared to net proceeds of $21.9 million in the same period of 2021. Our interim operating cash flows do not include the cash impact of variable compensation that is accrued throughout the year before being substantially paid out in December. The remaining change in reported cash flows from operating activities was attributable to the net change in trading securities held in our consolidated investment products’ underlying portfolios.

Investing Activities
Net cash used in investing activities that are attributable to T. Rowe Price totaled $1.6 million in the first half of 2022 compared with $129.8 million of cash provided by investing activities in the 2021 period. During 2022, net proceeds from the sale of certain of our discretionary investments of $110.2 million were lower compared to $160.1 million during 2021. We also increased the level of seed capital provided to the T. Rowe Price consolidated investment products by $69.3 million. We eliminate our seed capital in those T. Rowe Price investment products we consolidate in preparing our unaudited condensed consolidated statement of cash flows. Partially offsetting these decreases were increased property, equipment and software expenditures of $1.0 million. The remaining $30.7 million change in reported cash flows from investing activities is related to the net cash removed from our balance sheet from consolidating and deconsolidating investment products.

Financing Activities
Net cash used in financing activities attributable to T. Rowe Price were $1,065.3 million in the first half of 2022 compared with $791.8 million in the 2021 period. During the first half of 2022, we used $519.6 million to repurchase 3.8 million shares compared to $308.9 million to repurchase 1.9 million shares in the first half of 2021. During the first half of 2022, there was a $51.1 million increase in dividends paid in 2022 as a result of the 11.1% increase in our quarterly dividend per share. In addition, $6.5 million in net distributions to non-controlling interests in consolidated entities increased net cash used in financing activities. The remaining change in reported cash flows from financing activities is primarily attributable to $65.7 million in net redemptions from redeemable non-controlling interest holders of our consolidated investment products during the first half of 2022 as compared to $299.1 million in net subscriptions received from redeemable non-controlling interest holders of our consolidated investment products during the first half of 2021.

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

Our future revenues and results of operations will fluctuate primarily due to changes in the total value and composition of assets under our management. Such changes result from many factors, including, among other things: cash inflows and outflows in the U.S. mutual funds, subadvised funds, separately managed accounts, collective investment trusts, and other investment products, performance fees, capital allocation-based income, fluctuations in global financial markets that result in appreciation or depreciation of the assets under our management, our introduction of new mutual funds and investment products, changes in retirement savings trends relative to participant-directed investments and defined contribution plans, and the impact of the coronavirus outbreak. The ability to attract and retain investors’ assets under our management is dependent on investor sentiment and confidence; the relative investment performance of the T. Rowe Price mutual funds and other managed investment products as compared with competing offerings and market indexes; the ability to maintain our investment management and administrative fees at appropriate levels; the impact of changes in interest rates and inflation; competitive conditions in the mutual fund, asset management, and broader financial services sectors; our level of success in implementing our strategy to expand our business, including our establishment of T. Rowe Price Investment Management as a separate registered investment adviser; and our ability to attract and retain key personnel. Our revenues are substantially dependent on fees earned under contracts with the T. Rowe Price funds and could be adversely affected if the independent directors of one or more of the T. Rowe Price funds terminated or significantly altered the terms of the investment management or related administrative services agreements. Non-operating investment income will also fluctuate primarily due to the size of our investments, changes in their market valuations, and any other-than-temporary impairments that may arise or, in the case of our equity method investments, our proportionate share of the investees' net income.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in our market risks from those provided in Item 7A of the Form 10-K Annual Report for 2021.

Item 4.Controls and Procedures.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of June 30, 2022, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the second quarter of 2022, and has concluded that there was no change during the second quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

For information about our legal proceedings, please see our Commitments and Contingencies footnote to our unaudited condensed consolidated financial statements in Part 1. of this Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes in the information provided in Item 1A of our Form 10-K Annual Report for 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchase activity during the second quarter of 2022 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April	36,029	$125.64	35,000	13,383,640
May	929,950	$123.18	925,000	12,458,640
June	704,138	$115.78	700,000	11,758,640
Total	1,670,117	$120.11	1,660,000

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorization, outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options, and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the second quarter of 2022, 10,117 were related to shares surrendered in connection with employee stock option exercises and no shares were withheld to cover tax withholdings associated with the vesting of restricted stock awards.

The following table details the changes in and status of the Board of Directors’ outstanding publicly announced board authorizations.

Authorization Dates	4/1/2022	Total Number of Shares Purchased	Maximum Number of Shares that May Yet Be Purchased at 6/30/2022
March 2020	13,418,640	(1,660,000)	11,758,640

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

On July 28, 2022, we issued an earnings release reporting our results of operations for the second quarter of 2022. A copy of that earnings release is furnished herewith as Exhibit 99.1. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

Item 6. Exhibits.

The following exhibits required by Item 601 of Regulation S-K are furnished herewith.

3(i)	Charter of T. Rowe Price Group, Inc., as reflected by Articles of Restatement dated June 20, 2018. (Incorporated by reference from Form 10-Q Quarterly Report filed on July 25, 2018.)

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of February 9, 2021. (Incorporated by reference from Form 10-K Annual Report filed on February 11, 2021.)

15	Report from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

99.1	Earnings release issued July 28, 2022, reporting our results of operations for the second quarter of 2022.

101	The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s unaudited condensed consolidated interim financial statements and notes that are included in this Form 10-Q Report.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 28, 2022.
T. Rowe Price Group, Inc.

By:    /s/ Jennifer B. Dardis
Vice President, Chief Financial Officer and Treasurer