Form 10-K
period 2022-12-31
PRICE T ROWE GROUP INC
filed 2023-02-15
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
  ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the common equity (all voting) held by non-affiliates (excludes executive officers and directors) computed using $113.61 per share (the NASDAQ Official Closing Price on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter) was $25.2 billion.
The number of shares outstanding of the registrant's common stock as of the latest practicable date, February 13, 2023, is 224,398,924.
DOCUMENTS INCORPORATED BY REFERENCE: Certain portions of the registrant's Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A of the general rules and regulations under the Act, are incorporated by reference into Part III of this report.
Exhibit index begins on page 97.

20

PART I

Item 1.Business.

T. Rowe Price Group, Inc. ("T. Rowe Price", "we", "us", or "our") is a financial services holding company that provides global investment management services through its subsidiaries to investors worldwide. We provide an array of U.S. mutual funds, subadvised funds, separately managed accounts, collective investment trusts, and other sponsored products. The other sponsored products include: open-ended investment products offered to investors outside the U.S., products offered through variable annuity life insurance plans in the U.S., affiliated private investment funds and collateralized loan obligations. We also provide certain investment advisory clients with related administrative services, including distribution, mutual fund transfer agent, accounting, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; brokerage; trust services; and non-discretionary advisory services through model delivery. We are focused on delivering global investment management excellence to help clients around the world achieve their long-term investment goals.

The late Thomas Rowe Price, Jr., founded our firm in 1937, and the common stock of T. Rowe Price Associates, Inc. was first offered to the public in 1986. The T. Rowe Price Group, Inc. corporate holding company structure was established in 2000.

On December 29, 2021, we completed our acquisition of Oak Hill Advisors, L.P., a leading alternative credit manager, and other entities that had common ownership (collectively, "OHA"). We acquired 100% of the equity interests of Oak Hill Advisors, L.P., 100% of the equity interests in entities that make co-investments in certain affiliated private investment funds (the "co-investment entities") and a majority of the equity interests in entities that have interests in general partners of affiliated private investment funds and are entitled to a disproportionate allocation of income (the "carried interest entities"). The acquisition accelerates our expansion into alternative investment markets and complements our existing global platform and ongoing strategic initiatives in our core investments and distribution capabilities. Alternative credit strategies continue to be in demand from institutional and retail investors across the globe seeking attractive yields and risk-adjusted returns. As of December 31, 2022, OHA had $57 billion of capital under management (which includes net asset value, portfolio value and/or unfunded capital).

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

The industry in which we operate has been evolving and a number of headwinds have arisen over the last few years, including passive investments taking market share from traditional active strategies; continued downward fee pressure; demand for new investment vehicles to meet client needs; capacity challenges with some of our mutual funds and portfolios and an ever-changing regulatory landscape.

Despite the headwinds, we believe there are significant opportunities that align to our core capabilities. As such, we have been responding with several strategic, multi-year initiatives that are designed to strengthen our long-term competitive position and to:

•Access growth through improved investment vehicles, technology, sales and content.
•Focus on further growth in countries where we have an existing business by investing more in resources, products, and marketing in high opportunity countries.
•Deepen client relationships and renew our individual client base by innovating and investing in our capabilities to deliver a differentiated offer to clients.
•Broaden our reach in the private and alternatives market by leveraging our distribution channels and organically expanding our investment capabilities.
20

•Strengthen our distribution technology to enhance the digital client experience and client reporting.
•Attract and retain top talent, enable effective hybrid collaboration, and deliver on our expanded diversity, equity, and inclusion goals.
•Deliver strong financial results and balance sheet strength for our stockholders over the long term.

Financial Overview / Assets Under Management

During 2022, we derived the vast majority of our consolidated net revenues and net income from investment advisory services provided by our subsidiaries, primarily T. Rowe Price Associates, T. Rowe Price International Ltd., and OHA. In March 2022, we established and launched T. Rowe Price Investment Management, a separate SEC-registered investment advisor, to support our continued focus on generating strong investment results for clients. Since its launch in March 2022, services related to this investment advisor have been included in our consolidated net revenue and net income.

Our revenues depend largely on the total value and composition of our assets under management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations.

At December 31, 2022, we had $1,274.7 billion in assets under management, including $627.8 billion in U.S. mutual funds, $320.5 billion in subadvised funds and separately managed accounts, $288.9 billion in collective investment trusts and other sponsored investment products, and $37.5 billion in private investment funds and CLOs.

Assets under management decreased $413.1 billion from the end of 2021. This decrease was primarily driven by market depreciation and losses, including distributions not reinvested, of $351.4 billion and net cash outflows of $61.7 billion.

20

The following tables show our assets under management by vehicle, asset class, distribution channel, and account type:

(in billions)	2022	2021
Assets under management by vehicle
U.S. mutual funds	$627.8	$871.4
Subadvised and separately managed accounts	320.5	437.1
T. Rowe Price collective investment trusts and other sponsored investment products:
Collective investment trusts	223.9	258.3
Stable value, variable annuity products, and exchange-traded funds	29.6	29.1
SICAVs and other sponsored funds regulated outside the U.S.	35.4	55.9
Total T. Rowe Price collective investment trusts and other sponsored investment products	288.9	343.3
Affiliated private investment funds and CLOs	37.5	36.0
Total assets under management	$1,274.7	$1,687.8

Assets under management by asset class
Equity	$664.2	$992.7
Fixed income, including money market	167.0	175.7
Multi-Asset(1)	400.1	477.7
Alternatives(2)	43.4	41.7
Total assets under management	$1,274.7	$1,687.8

Assets under management by distribution channel
Global financial intermediaries(3)	$629.2	$876.5
Global institutions(3)(4)	322.6	403.8
Individual U.S. investors on a direct basis	190.1	244.8
U.S. retirement plan sponsors - full service recordkeeping	132.8	162.7
Total assets under management	$1,274.7	$1,687.8

Assets under management by account type(5)
Defined contribution retirement assets:
Defined contribution - investment only	$428.6	$557.1
Defined contribution - full-service recordkeeping	132.4	162.6
Total defined contribution retirement assets	561.0	719.7
Deferred annuity and direct retail retirement assets	285.0	382.4
Total defined contribution, deferred annuity, and direct retail retirement assets	846.0	1,102.1
Other	428.7	585.7
Total assets under management	$1,274.7	$1,687.8
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
(3) Includes Americas, Europe, Middle East and Africa ("EMEA"), and Asia Pacific ("APAC").
(4) Includes seed investments in proprietary products, assets of the T. Rowe Price employee benefit plans, Private Asset Management accounts, and other as well as OHA products.

In 2022, our target date retirement products experienced net cash inflows of $11.3 billion. The assets under management in our target date retirement products totaled $334.2 billion at December 31, 2022, or 26.2% of our managed assets at December 31, 2022, compared with 23.2% at the end of 2021.

Additional information concerning our assets under management, results of operations, and financial condition during the past three years is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, as well as our consolidated financial statements, which are included in Item 8 of this Form 10-K.

20

INVESTMENT MANAGEMENT SERVICES.

Distribution Channels and Products

We distribute our products across three broad geographical regions: Americas; Europe, Middle East and Africa ("EMEA"); and Asia Pacific ("APAC"). We service clients in 55 countries around the world. Investors domiciled outside the U.S. represented about 9% of total assets under management at the end of 2022.

We accumulate our assets under management from a diversified client base across five primary distribution channels: Americas financial intermediaries, EMEA & APAC financial intermediaries, individual U.S. investors on a direct basis, U.S. retirement plan sponsors for which we provide recordkeeping services, and global institutions. The following table outlines the types of products within each distribution channel through which our assets under management are sourced as of December 31, 2022.

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

Investment Capabilities

We manage a broad range of investment strategies in equity, fixed income, multi-asset, and alternatives across sectors, styles and regions. Our strategies are designed to meet the varied and changing needs and objectives of investors and are delivered across a range of vehicles. The alternatives asset class includes strategies authorized to invest more than 50% of its holdings in private credit, leveraged loans, mezzanine, real assets, structured products, stressed/distressed, non-investment grade CLOs, special situations, or have absolute returns as its investment objective. Generally, only those strategies with longer than daily liquidity are included. We also offer specialized advisory services, including management of stable value investment contracts, modeled multi-asset solutions, and a distribution management service for the disposition of equity securities our clients receive from third-party venture capital investment pools.

20

The following tables set forth our broad investment capabilities as of December 31, 2022.

Equity
	Growth	Core	Value	Concentrated	Integrated (Quantitative & Fundamental)	Impact
U.S.:	All-Cap, Large-Cap, Mid-Cap, Small-Cap, Sectors	Large-Cap, Mid-Cap, Small-Cap	Large-Cap, Mid-Cap, Small-Cap	Large-Cap (Value)	Large-Cap (Growth & Value, Lower Volatility), Multi-Cap, Small-Cap	Large-Cap
Global / International:	All-Cap, Large-Cap, Small-Cap, Sectors, Regional	Large-Cap	Large-Cap, Regional	Large-Cap, Regional	Large-Cap (Core)	Large-Cap

Fixed Income
	Cash	Low Duration	High Yield / Bank Loans	Government	Securitized	Investment Grade Credit
U.S.:	Taxable Money, Tax-Exempt Money	Stable Value, Short-Term Bond, Short Duration Income, Ultra-Short Term Bond	Credit Opportunities, Floating Rate, US High Yield	US Inflation Protection, US Treasury	Securitized Credit, CLO, GNMA	US Investment Grade
Global / International:	N/R	N/R	Euro High Yield, High Income, Global High Yield	Global Government Bond, Global Government Bond ex-Japan, Global Government Bond High Quality	N/R	Global Investment Grade Corporate, Euro Investment Grade Corporate
N/R - Not relevant

Fixed Income, cont'd
	Multi-Sector	Dynamic Suite	Emerging Markets	Municipal	Impact
U.S.:	QM US Bond, US Core Bond, US Core Plus, US Investment Grade Core, US Total Return	N/R	N/R	Tax-Free High Yield, Intermediate Tax-Free High Yield, Muni Intermediate, Tax-Free Long-Term, Tax-Free Short/Intermediate	N/R
Global / International:	Global Multi-Sector, Global Aggregate, International Bond, Euro Aggregate	Dynamic Credit, Dynamic Global Bond, Dynamic Global Bond Investment Grade, Dynamic Emerging Markets Bond	EM Bond, EM Corporate, EM Corporate High Yield, EM Corporate Investment Grade, EM Local Bond, Asia Credit	N/R	Global Impact Credit
N/R - Not relevant

Multi-Asset
U.S. / Global / International:	Target Date, Custom Target Date	Target Allocation	Global Allocation	Global Income	Managed Volatility
	Custom Solutions	Real Assets	Retirement Income

20

Alternatives
U.S. / Global / International:	Private Credit	Leveraged Loans	Mezzanine	Real Assets / CRE	Structured Products
	Stressed / Distressed	CLOs - Non-Investment Grade	Special Situations

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

From time to time, we introduce new strategies, investment vehicles, and other products to complement and expand our investment offerings, respond to competitive developments in the financial marketplace, and meet the changing needs of our investment advisory clients. We will introduce a new investment strategy if we believe that we have the appropriate investment management expertise and that its objective will be useful to investors over a long period. In 2022, we introduced five new strategies and several new share classes of existing strategies.

We typically provide seed capital for new investment products to enable the portfolio manager to begin building an investment performance history in advance of the portfolio receiving sustainable client assets. The length of time we hold our seed capital investment will vary for each new investment product as it is highly dependent on how long it takes to generate cash flows into the product from unrelated investors. We attempt to ensure that the new investment product has a sustainable level of assets from unrelated shareholders before we consider redemption of our seed capital investment in order to not negatively impact the new investment product's net asset value or its investment performance record. We also provide seed capital for new investment products in the alternative asset class. The length of time we hold our seed investment is dependent on the terms of each investment. At December 31, 2022, we had seed capital investments in our products of $1.1 billion.

We may also close or limit new investments to new investors across sponsored investment products in order to maintain the integrity of the investment strategy and to protect the interests of its existing shareholders and investors. At present, the following strategies, which represent about 10% of total assets under management at December 31, 2022, are generally closed to new investors:

Strategy	Year closed
High Yield Bond	2012
U.S. Small-Cap Growth	2013
U.S. Small-Cap Core	2013
Capital Appreciation	2014
Emerging Markets Growth	2018
International Small-Cap Growth	2018

Investment Advisory Fees

Our investment advisory fees are earned pursuant to agreements with our funds and/or clients, including investment products for which we provide sub-advisory services. Our advisory fees are generally based as a percentage of AUM pursuant to such contractual arrangements. The fee rate will vary depending on the services provided, the asset class and/or vehicle.

20

Through our subsidiaries, we provide investment advisory services to the U.S. mutual funds; clients on a subadvised or separately managed account basis; collective investment trusts; and other T. Rowe Price products. The other T. Rowe Price products include: open-ended investment products offered to investors outside the U.S., products offered through variable annuity life insurance plans in the U.S., affiliated private investment funds and collateralized loan obligations. Nearly 58% of our investment advisory fees are earned from our U.S. mutual funds, while about 42% of our investment advisory fees are earned from our other investment portfolios.

U.S. Mutual Funds

At December 31, 2022, assets under our management in the U.S. mutual funds aggregated $627.8 billion, a decrease of 28.0% from the beginning of the year. Investment advisory services are provided to each U.S. mutual fund under individual investment management agreements that grant the fund the right to use the
T. Rowe Price name. The Boards of the respective funds, including a majority of directors who are not interested persons of the funds or of T. Rowe Price Group (as defined in the Investment Company Act of 1940), must approve the investment management agreements annually and regularly review their fee structures. Fund shareholders approve material changes to these investment management agreements. Each agreement automatically terminates in the event of its assignment (as defined in the Investment Company Act) and, generally, either party may terminate the agreement without penalty after a 60-day notice. The termination of one or more of these agreements could have a material adverse effect on our results of operations.

The advisory fee paid monthly by each of the U.S. mutual funds is computed on a daily basis by multiplying a fund’s net assets by its effective fee rate. A fund’s fee rate is either an all-in fee rate, an individual fund fee rate, or the sum of an individual fund fee rate and the tiered group fee rate. The individual fund rates are generally flat rates that are set based on the fund’s specific investment objective. Several funds have tiered individual fund rates that reduce their individual flat fee rates based on certain asset levels of the fund as described in their prospectus. The tiered group rate is based on the combined net assets of nearly all of the U.S. mutual funds. If the combined net assets of these U.S. mutual funds exceed $845 billion, the weighted-average fee across pricing tiers is 28.1 basis points for the first $845 billion of net assets plus 26.0 basis points for net assets in excess of $845 billion. The tiered group fee component will fluctuate with movements in our net asset value within the U.S. mutual funds. An all-in fee covers both the investment management fee and ordinary operating expenses incurred by the fund.

Investment management fees are waived or voluntarily reduced at times when a new fund is established. These waivers or reductions are based on a specified percentage of its net asset value during the agreed upon period. We may recover some or all of the waived fees, but such recovery is not assured.

Subadvised funds, separate accounts, collective investment trusts, and other investment products

Our subadvised, separate accounts, collective investment trusts, and other investment products had assets under management of $609.4 billion at December 31, 2022, a decrease of 21.9% from the beginning of the year. Other investment products include open-ended investment products offered to investors outside the U.S. and products offered through variable annuity life insurance plans in the U.S. We earn investment management fees from these clients based on, among other things, the specific investment services to be provided, and these investment management fees are computed using the value of assets under management at a contracted annual fee rate or the products' effective fee rate for those with a tiered-fee rate structure. The majority of assets under management within these products are based on daily valuation.

For these products, the agreement typically provides for termination upon relatively short notice with little or no penalty. We currently also earn performance-based investment advisory fees on certain separately managed accounts. These fees are currently immaterial to our total investment advisory fees and are only recognized when the performance condition has been met. This recognition criteria can lead to uneven recognition of performance-based revenue throughout the year.

20

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

Private investment funds and CLOs

We also provide investment advisory services to private investment funds, CLOs and other private accounts in exchange for an investment advisory fee. At December 31, 2022, fee basis assets under management for these vehicles totaled $37.5 billion, an increase of $1.5 billion from the beginning of the year. Investment advisory fees from private investment funds are determined either monthly or quarterly, and are generally based on the private investment fund’s net asset value or invested capital. Investment advisory fees earned from CLOs include senior collateral management fees and subordinated collateral management fees, which are generally determined quarterly based on the sum of collateral principal amounts and the aggregate principal amount of all defaulted obligations. If amounts distributable on any payment date are insufficient to pay the collateral management fee according to the priority of payments, any shortfall is deferred and payable on subsequent payment dates. Investment advisory fees from private accounts are determined either monthly or quarterly and are generally based upon the net asset value of the account.

We also recognize performance-based fees related to these products. In connection with the management contracts from certain private accounts, we are entitled to receive performance-based incentive fees when investment returns exceed a certain performance hurdle. In such arrangements, incentive fees are recognized when the performance benchmark has been achieved, which is generally measured on an annual basis. Incentive fees are considered a form of variable consideration, and as such, these fees are subject to potential reversal up until the end of the measurement period (which is generally one year) when the performance-based incentive fees become fixed, determinable, and not subject to significant reversal. Incentive fees are generally paid within 90 days of the end of the private account’s measurement period.

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

T. Rowe Price Retirement Plan Services provides participant accounting and plan administration for defined contribution retirement plans that invest in the U.S. mutual funds, the T. Rowe Price collective investment trusts, and
20

funds outside the T. Rowe Price complex. On August 1, 2021, T. Rowe Price Retirement Plan Services expanded its relationship with FIS, a global technology leader, in which FIS assumed responsibility for managing retirement technology development and core operations for our full-service recordkeeping offering. T. Rowe Price Retirement Plan Services also provides transfer agent services to the U.S. mutual funds. The pricing on these transfer agent services is based on basis points of the related assets under management. Plan sponsors and participants compensate us for some of the administrative services while the U.S. mutual funds and outside fund families compensate us for maintaining and administering the individual participant accounts for those plans that invest in the respective funds. As of December 31, 2022, we provided recordkeeping services for $214 billion in assets under administration, of which nearly $133 billion are assets we manage.

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

Certain T. Rowe Price subsidiaries also provide non-discretionary advisory services to model delivered managed accounts. For these model delivered managed accounts, we provide the holdings and trades of the portfolio to the sponsor platforms to implement for their clients. The assets under advisement in these portfolios, predominantly in the United States, was $8 billion at December 31, 2022. The revenue earned on these services is recorded in administrative fees.

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

20

CAPITAL ALLOCATION-BASED INCOME.

We recognize income earned from interests in general partners of certain affiliated private investment funds that are entitled to a disproportionate allocation of income, which is also referred to as carried interest. We record our proportionate share of the investment funds' income assuming the funds were liquidated as of each reporting date pursuant to each investment fund's governing agreements. A portion of this income is allocated to non-controlling interest holders and is reflected as compensation expense. Capital allocation-based income will fluctuate period-to-period to reflect the adjustment to accrued carried interest for the change in value of the affiliated funds' underlying investments assuming the value was realized as of the end of the period, regardless of whether the fund's underlying investments have been realized. The realization of accrued carried interest occurs over a number of years.

REGULATION.

All aspects of our business are subject to extensive federal, state, and foreign laws and regulations. These laws and regulations are primarily intended to benefit or protect our clients and product shareholders. They generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the conduct of our business if we fail to comply with laws and regulations. Possible sanctions that may be imposed on us, if we fail to comply, include the suspension of individual employees, limitations on engaging in certain business activities for specified periods of time, revocation of our investment adviser and other registrations, censures, and fines. Furthermore, the regulations to which we are subject continue to change over time, resulting in uncertainty for our business as we must adapt to new laws and regulatory regimes.

As a global company which offers its products to customers in a variety of jurisdictions, our subsidiaries are registered with or licensed by various U.S. and/or non-U.S. regulators. We are subject to various securities/financial services, compliance, corporate governance, disclosure, privacy, cybersecurity, technology, anti-bribery and anti-corruption, anti-money laundering, anti-terrorist financing, and economic, trade and sanctions laws and regulations, both domestically and internationally, as well as to various cross-border rules and regulations, and the data protection laws and regulations of numerous jurisdictions, including the General Data Protection Regulation (“GDPR”) of the European Union (“EU”). We also must comply with complex and changing tax regimes in the jurisdictions where we operate our business.

The following table shows the securities and financial services regulator to certain of our subsidiaries:

Regulator	T. Rowe Price Entity
Within the U.S.
Securities & Exchange Commission	- T. Rowe Price Associates	- T. Rowe Price Hong Kong
	- T. Rowe Price International	- T. Rowe Price Japan
	- T. Rowe Price Australia	- T. Rowe Price Singapore
	- T. Rowe Price (Canada)	- T. Rowe Price Advisory Services
	- T. Rowe Price Investment Management	- Oak Hill Advisors
	- Oak Hill Advisors (Europe)	- OHA (UK)
	-OHA Private Credit Advisors	- OHA Private Credit Advisors II

All entities above are registered as investment advisers under the Investment Advisers Act of 1940, which imposes substantive regulation around, among other things, fiduciary duties to clients, transactions with clients, effective compliance programs, conflicts of interest, advertising, recordkeeping, reporting, and disclosure requirements.

State of Maryland, Commissioner of Financial Regulation	- T. Rowe Price Trust Company

Outside the U.S.
Financial Conduct Authority	- T. Rowe Price International
- T. Rowe Price UK
- Oak Hill Advisors (Europe)
20

Regulator	T. Rowe Price Entity
- OHA (UK)
Securities and Futures Commission	- T. Rowe Price Hong Kong
- Oak Hill Advisors (Hong Kong)
Monetary Authority of Singapore	- T. Rowe Price Singapore
Several provincial securities commissions in Canada	- T. Rowe Price (Canada)
Commission de Surveillance du Secteur Financier	- T. Rowe Price (Luxembourg) Management Sàrl
- OHA Services Sàrl
Australian Securities and Investments Commission	- T. Rowe Price Australia
- Oak Hill Advisors (Australia) Pty
Japan Financial Services Agency	- T. Rowe Price Japan
Swiss Financial Market Supervisory Authority	- T. Rowe Price (Switzerland)

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

COMPETITION.

As a member of the financial services industry, we are subject to substantial competition in all aspects of our business. A significant number of proprietary and other sponsors’ mutual funds are sold to the public by other investment management firms, broker-dealers, mutual fund companies, banks, and insurance companies. We compete with brokerage and investment banking firms, insurance companies, banks, mutual fund companies, hedge funds, and other financial institutions and funds in all aspects of our business and in every country in which we offer our products and services. Some of these financial institutions have greater resources than we do. We compete with other providers of investment advisory services primarily based on the availability and objectives of the investment products offered, investment performance, fees and related expenses, and the scope and quality of investment advice and other client services.

In recent years, we have faced significant competition from passive oriented investment strategies. As a result, such products have taken market share from active managers. While we cannot predict how much market share these competitors will gain, we believe there will always be demand for good active management investment products.
20

In order to maintain and enhance our competitive position, we may review acquisition and venture opportunities and, if appropriate, engage in discussions and negotiations that could lead to an acquisition transaction or other financial relationships with another entity.

HUMAN CAPITAL.

At T. Rowe Price, our people set us apart. We thrive because our company culture is based on collaboration and diversity. We believe that our culture of collaboration enables us to identify opportunities others might overlook. Our associates’ knowledge, insight, enthusiasm, and creativity are the reason our clients succeed and our firm excels. In order to attract and retain the highest quality talent, we develop key talent and succession plans, invest in Company diversity and inclusion initiatives, provide opportunities for our associates to learn and grow, and provide strong, competitive, and regionally specific benefits and programs that promote the health and wellness of our associates, both personally and financially.

At December 31, 2022, we employed 7,868 associates, an increase of 4.5% from the 7,529 associates employed at the end of 2021. We may add temporary and part-time personnel to our staff from time to time to meet periodic and special project demands, primarily for technology and collective investment fund administrative services.

Investing In Our People

We seek to help our clients achieve their long-term investment goals. In order to do this, we are committed to helping our associates achieve their long-term career goals. We continuously seek to identify new opportunities for our associates to expand their experience and grow their skills. As a result of our associates developing these skills we are able to promote from within, with approximately 34% of our open positions being filled by internal applicants, and almost all of our portfolio managers having been promoted from within. We are committed to the professional growth of our associates through the development of their knowledge, skills and experience, by providing them access to in-person, virtual and online training programs and by offering a generous tuition reimbursement program. We believe a critical driver of our firm’s future growth is our ability to grow leaders. Reflecting this, we have held a series of leadership speaker events and offer access to virtual programs focused on leadership development led by professors at leading universities.

Hiring Diverse Talent

Having a diverse and inclusive workforce and providing an equal opportunity to all associates is a business and cultural imperative. Our diversity, equity, and inclusion initiatives have garnered recognitions, including Pensions & Investments 2021 Best Places to Work in Money Management, and Best Places to work for LGBTQ Equality by the Human Rights Campaign Foundation. Although we have made progress in our workforce diversity representation, we seek to continuously improve in this area. Our priority is to increase our hiring, retention and development of talent from groups that are underrepresented in asset management; including both ethnically diverse associates and women. At the end of 2022, female associates held 32.7% of senior roles globally and ethnically diverse associates held 20.3% of senior roles in the U.S. For every open role at the firm, our goal is that at least 40% of interviewed candidates will be female and/or ethnically diverse, and during 2022, 66% of the candidates were ethnically diverse and/or female.

In an effort to be more transparent, we publish our EEO data on our website, which can be seen on our website, at https://www.troweprice.com/corporate/us/en/what-sets-us-apart/Diversity-and-inclusion.html. In addition, during 2022, we published our sustainability report which included transparency into our diversity, equity and inclusion data, a copy of which can be found on our website at https://www.troweprice.com/corporate/us/en/what-sets-us-apart/corporate-responsibility.html. Set forth below is our diversity information as of December 31, 2022, grouped by division. The data excludes information about the employees of OHA.

20

Investments Group Diversity Breakdown

Gender Representation - Global Population				Ethnically Diverse - US Population Only
	Female	Male	Total	Ethnically Diverse	Non- Ethnically Diverse	Total
Investments Group	24%	76%	1,000	25%	75%	706
Portfolio Managers	13%	87%	158	13%	87%	112
Analysts	27%	73%	394	37%	63%	269
Traders	26%	74%	96	22%	78%	67
All Other Roles	35%	65%	352	17%	83%	258
Global Distribution and Global Product Group Diversity Breakdown

Gender Representation - Global Population				Ethnically Diverse - US Population Only
	Female	Male	Total	Ethnically Diverse	Non- Ethnically Diverse	Total
Global Distribution & Global Product	50%	50%	2,998	32%	68%	2,712
Senior Level*	36%	64%	476	16%	84%	386
All Others	53%	47%	2,522	34%	66%	2,326
Corporate Functions Group Diversity Breakdown

Gender Representation - Global Population				Ethnically Diverse - US Population Only
	Female	Male	Total	Ethnically Diverse	Non- Ethnically Diverse	Total
Corporate Functions	45%	55%	3,498	35%	65%	2,849
Senior Level*	44%	55%	447	21%	79%	354
All Others	45%	54%	3,051	37%	63%	2,495
* Senior Level is defined as people leaders and individual contributors with significant business or functional responsibility.

AVAILABLE INFORMATION.
We intend to use our website, troweprice.com, as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. These disclosures will be included in the Investor Relations section of our website, investors.troweprice.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, available free of charge in this section of our website as soon as reasonably practicable after they have been filed with the SEC. In addition, our website includes the following information:
•our financial statement information from our periodic SEC filings in the form of XBRL data files that may be used to facilitate computer-assisted investor analysis;

•corporate governance information including our governance guidelines, committee charters, senior officer code of ethics and conduct, and other governance-related policies;

20

•other news and announcements that we may post from time to time that investors might find useful or interesting, including our monthly assets under management disclosure and periodic investor presentations; and

•opportunities to sign up for email alerts and RSS feeds to have information pushed in real time.

Accordingly, investors should monitor this section of our website, in addition to following our press releases, SEC filings, and public webcasts, all of which will be referenced on the website. Unless otherwise expressly stated, the information found on our website is not part of this or any other report we file with, or furnish to, the SEC. Specifically, information in our sustainability report is not incorporated by reference into this Form 10-K.
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
20

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

A majority of our revenues are based on contracts with collective investment funds that are subject to termination without cause and on short notice.

We provide investment advisory, distribution, and other administrative services to collective investment funds under various agreements. Investment advisory services are provided to each T. Rowe Price collective investment fund under individual investment management agreements, which can be terminated on short notice. In addition the Board of each T. Rowe Price U.S. mutual fund must annually approve the terms of the investment management and service agreements. If a T. Rowe Price collective investment fund seeks to lower the fees that we receive or terminate its contract with us, we would experience a decline in fees earned from the collective investment funds, which could have a material adverse effect on our revenues and net income.

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

Furthermore, many aspects of the asset management industry are seeing increased regulatory activity and scrutiny, in particular related to ESG practices and related matters, transparency and unbundling of fees, inducements, conflicts of interest, risk management, cybersecurity, technology, diversity, equity and inclusion, and compensation. We may respond to these regulatory matters or may be impacted by these actions in a manner different from our competitors, which may impact our AUM or result in the loss of clients and their assets.

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

The failure or negative performance of products offered by competitors may cause our products, which are similar, to be impacted irrespective of our performance.

Many competitors offer similar products to those offered by us, and the failure or negative performance of competitors’ products could lead to a loss of confidence in similar products we offer, irrespective of the performance of such products. Any loss of confidence in a product type could lead to withdrawals, redemptions and liquidity issues in such products, which may cause our AUM, revenue and earnings to decline.
20

Our operations are complex and a failure to properly execute operational processes could have an adverse effect on our reputation and decrease our revenues.

We provide global investment management and administrative services to our clients. In certain cases, we rely on third-party service providers for the execution and delivery of these services. There can be no assurance that these service providers will properly perform these processes or that there will not be interruptions in services from these third parties. Failure to properly execute or oversee these services could have an adverse impact on our business, financial results and reputation, and subject us to regulatory sanctions, fines, penalties, or litigation.

New investment strategies, investment vehicles, distribution channels, advancement in technology and digital wealth and distribution tools or other evolutions of or additions to our business may increase the risk that our existing systems may not be adequate to control the risks introduced by such changes. Business changes may require us to update our processes or technology and may increase risk to meeting our business objectives. In addition, our information systems and technology platforms might not be able to accommodate our business operations, and the cost of maintaining such systems might increase from its current level. If any of these factors were to arise it could disrupt our operations, increase our expenses or result in financial exposure, regulatory inquiry or reputational damage.

Our business model is dependent on our personnel, who as part of their roles support internal controls, supervision, technology and training to provide comfort that our activities do not violate applicable guidelines, rules and regulations or adversely affect our clients, counterparties or us. We also rely on the personnel of others involved in our business, such as third-party service providers, intermediaries or other vendors. Our personnel and the personnel of others involved in our business may make errors or engage in fraudulent or malicious activities, that are not always immediately detected, which may disrupt our operations, cause losses, lead to regulatory fines or sanctions, litigation, or otherwise damage our reputation.

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

We have spent many years developing our reputation for integrity, strong investment performance, and superior client service. Our brand is a valuable intangible asset, but it is vulnerable to a variety of threats that can be difficult or impossible to control, and costly or even impossible to remediate, if damaged. Regulatory inquiries and rumors can tarnish or substantially damage our reputation, even if those inquiries are satisfactorily addressed. Actual or perceived failure to adequately address the environmental, social, and governance ("ESG") expectations, or failure to manage conflicts of interests, of our various stakeholders could lead to a tarnished reputation and loss of client assets or harm our access to capital. Furthermore, ESG issues have been the subject of increased focus by regulators and stakeholders. Any inability to meet applicable requirements or expectations may adversely impact our reputation. Additionally, various stakeholders have divergent views on ESG matters, including in the countries in which we operate and invest, as well as states and localities where we serve public sector clients. These differences increase the risk that any action or lack thereof by us concerning ESG will be perceived negatively by some stakeholders and could adversely impact our reputation and business. Our global presence and investments on behalf of our clients around the world could also lead to heightened scrutiny and criticism in an increasingly fragmented geopolitical landscape.

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
20

could impede our ability to attract and retain clients and key personnel, and reduce the amount of assets under our management, any of which could have a material adverse effect on our revenues and net income.

Failure to comply with client contractual requirements and/or investment guidelines could result in costs of correction, damage awards or regulatory fines and penalties against us and loss of revenues due to client terminations.

Many of the agreements under which we manage assets or provide products or services specify investment guidelines or requirements, such as adherence to investment restrictions or limits, that we are required to observe in the provision of our services. Laws and regulations impose similar requirements for certain investment products. A failure to comply with these guidelines or requirements could result in damage to our reputation or in our clients seeking to recover losses, withdrawing their assets or terminating their contracts. Regulators likewise may commence enforcement actions for violations of such requirements, which could lead to fines and penalties against us. Any such effects could cause our revenues and profitability to decline. We maintain various compliance procedures and other controls to seek to prevent, detect and correct such errors. Significant errors for which we are responsible could impact our reputation, results of operations, financial condition or liquidity.

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
•changes in the costs incurred for third-party service providers that perform certain administrative and operating services;
•changes in expenses that are correlated to our assets under management, such as distribution and servicing fees;
•a future impairment of investments that is recognized in our consolidated balance sheet;
•a future impairment of goodwill or other intangible assets that is recognized in our consolidated balance sheet;
•unanticipated material fluctuations in foreign currency exchange rates applicable to the costs of our operations abroad;
•unanticipated costs incurred to protect investor accounts and client goodwill;
•future changes to legal and regulatory requirements and potential litigation; and
•disruptions of third-party services such as communications, power, cloud services, transfer agent, investment management, trading, and accounting systems.

Under our agreements with the U.S. mutual funds, we charge the funds certain administrative fees and related expenses based upon contracted terms. If we fail to accurately estimate our underlying expense levels or are required to incur expenses relating to the U.S. mutual funds that are not otherwise paid by the funds, our operating results will be adversely affected. While we are under no obligation to provide financial support to any sponsored investment products, any financial support provided would reduce capital available for other purposes and may have an adverse effect on revenues and net income.

20

Our hedging strategies utilized to mitigate risk may not be effective, which could impact our earnings.

We employ hedging strategies related to our supplemental savings plan in order to hedge the liability related to the plan. In the event that our hedging strategies are not effective, the resulting impact may adversely affect our results of operations, cash flows or financial condition.

Amendments to tax laws may impact the marketability of the products and services we offer our clients or our financial position.

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

These contracted third-party intermediaries generally offer their clients various investment products in addition to, and in competition with, our investment products, and have no contractual obligation to encourage investment in our products. It would be difficult for us to acquire or retain the management of those assets without the assistance of the intermediaries, and we cannot assure that we will be able to maintain an adequate number of investment product offerings and successful distribution relationships. In addition, some investors rely on third-party financial planners, registered investment advisers, and other consultants or financial professionals to advise them on the choice of an investment adviser and investment products. These professionals and consultants can favor a competing investment product as better meeting their particular clients' needs. We cannot assure that our investment products will be among their recommended choices in the future. Further, their recommendations can change over time and we could lose their recommendation and their clients' assets under our management. Increasing competition for these distribution and sales channels as well as regulatory changes and initiatives may cause our distribution costs to rise, could cause further cost increases in the future, or could otherwise negatively impact the distribution of our products. Mergers, acquisitions, and other ownership or management changes could also adversely impact our relationships with these third-party intermediaries. As a result of these changes, more of our revenues may be concentrated with fewer intermediaries, which may impact our dependence on these intermediaries. A failure to maintain our third-party distribution and sales channels, or a failure to maintain strong business relationships with our distributors and other intermediaries, may impair our distribution and sales operations. Any inability to access and successfully sell our products to clients through such third-party channels could have a negative effect on our level of AUM and adversely impact our business. Moreover, we can provide no assurance that we will continue to have access to the third-party financial intermediaries that currently distribute our products, or that we will continue to have the opportunity to offer all or some of our existing products through them. The presence of any of the adverse conditions discussed above would reduce revenues and net income, possibly by material amounts.

20

Natural disasters and other unpredictable events could adversely affect our operations.

Armed conflicts, trade wars, tariffs or sanctions, terrorist attacks, cyberattacks, power failures, epidemics or pandemics, climate change, increased severity of weather events, or natural disasters and other events outside of our control could adversely affect our revenues, expenses, and net income by:

•decreasing investment valuations in, and returns on, the investment portfolios that we manage;
•causing disruptions in national or global economies that decrease investor confidence and make investment products generally less attractive;
•incapacitating or inflicting losses of lives among our employees;
•interrupting our business operations or those of critical service providers or other providers;
•triggering technology delays or failures; and
•requiring substantial capital expenditures and operating expenses to remediate damage, replace our facilities, and restore our operations.

A significant portion of our business operations are concentrated in the Baltimore, Maryland region; Colorado Springs, Colorado; and in London, England. In addition, we maintain offices with associates in many other global locations, including Sydney, Australia; Hong Kong; Singapore; Tokyo, Japan; and Luxembourg. We have developed various backup systems and contingency plans, but we cannot be assured that those preparations will be adequate in all circumstances that could arise, or that material interruptions and disruptions will not occur. We also rely to varying degrees on outside service providers for service delivery in addition to technology and disaster contingency support, and we cannot be assured that these service providers will be able to perform in an adequate and timely manner. If we lose the availability of any associates, or, if we are unable to respond adequately to such an event in a timely manner, we may be unable to timely resume our business operations, which could lead to financial losses, a tarnished reputation and loss of clients that could result in a decrease in assets under management, lower revenues, and materially reduced net income.

Our business, financial condition, and results of operation may be adversely affected by the coronavirus or other global pandemics.

Over the last several years, the global financial markets have been monitoring and reacting to the novel coronavirus pandemic. Global pandemics create significant volatility, uncertainty and economic disruption to the global economy and may further impact our business, financial condition and results of operations. The coronavirus pandemic has adversely affected global financial markets and impacted global supply chains. Health concerns and uncertainty regarding continued coronavirus impacts could lead to further and/or increased volatility in global capital and credit markets, adversely affect our key executives and other personnel, clients, investors, service providers and other vendors, suppliers, lessees, and other third parties, and negatively impact our assets under management ("AUM"), revenues, income, business and operations. Since our revenue is based on the market value and composition of the assets under our management, the ultimate impact on global financial markets and our clients’ decisions related to this event could adversely affect our revenue and operating results.

Furthermore, while we have in place robust and well-established plans for operational resiliency and business continuity that address the potential impact to our associates and our facilities, and a comprehensive suite of technologies which enable our associates to work remotely and conduct business, and to date while we have been successful in navigating these challenges, no assurance can be given that the steps we have taken will continue to be effective or appropriate. Additionally, we must effectively ensure a safe working environment for associates working onsite in our offices, and adequately manage the post-pandemic transition from remote to onsite or a hybrid working environment. In the event that our associates become incapacitated by the coronavirus, our business operations may be impacted, which could lead to reputational and financial harm.

20

Our investment income and asset levels may be negatively impacted by fluctuations in our investment portfolio.

Separately from the investments we manage for our clients, we currently have a substantial investment portfolio. All of these investments are subject to investment market risk, and our non-operating investment income could be adversely affected by the realization of losses upon the disposition of our investments or the recognition of significant impairments or unrealized losses on these investments. In addition, related investment income has fluctuated significantly over the years depending upon the performance of our corporate investments, including the impact of market conditions and interest rates, and the size of our corporate money market and longer-term collective investment fund holdings. Fluctuations in other investment income are expected to occur in the future.

The soundness of other financial services institutions could adversely affect us or the client portfolios we manage.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We, and the client portfolios that we manage, have exposure to many different counterparties, and routinely execute transactions with counterparties in the financial services industry. Many of these transactions expose us or such client portfolios to credit risk in the event of default of its counterparty. While we regularly conduct assessments of such risk posed by counterparties, the risk of non-performance by such parties is subject to sudden swings in the financial and credit markets. Such non-performance could produce a financial loss for us or the portfolios we manage.

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

On December 29, 2021, we completed our acquisition of OHA. Important ongoing integration-related risks, including that the anticipated benefits of the transaction may not be fully realized, or may take longer to realize than expected, or that the integration may cost more or take longer than expected, could adversely impact our operating results. Furthermore, a significant portion of OHA's revenue is derived from performance fees on investment advisory agreements and carried interest from general partner interests in affiliated private investment funds. Generally, OHA is entitled to a performance fee and carried interest under these agreements only in cases where the related portfolio investment return exceeds agreed-upon relative or absolute investment return thresholds, and there can be no assurance that these thresholds will be met.

Climate change-related risks could adversely affect our business, products, operations and clients, which may cause our AUM, revenue and earnings to decline.

Our business and those of our clients could be impacted by climate change-related risks. Climate change may present risk to our business through changes in the physical climate or from the process of transitioning to a lower-carbon economy. Climate-related physical risks arise from the direct impacts of a changing climate in the short- and long-term. Such risks may include the risks of extreme weather events and changes in temperature, which may damage infrastructure and facilities, as well as disrupt connectivity or supply chains. Climate-related transition risks arise from exposure to the transition to a lower-carbon economy through policy, regulatory, technology and market
20

changes. For instance, new regulations or guidance relating to climate change, as well as the perspectives of stakeholders regarding climate change, may impact our business and reputation, which could increase costs on our business. Climate-related physical and transition risks could impact us both directly and indirectly through adverse impacts to our clients, including as a result of declines in asset values, changes in client preferences, increased regulatory and compliance costs and significant business disruptions. Any of these risks may cause our AUM, revenue and earnings to decline.

We are exposed to risks arising from our international operations.

We operate in a number of jurisdictions outside of the United States. Our international operations require us to comply with the legal and regulatory requirements of various foreign jurisdictions and expose us to political environments and risks that can compare less favorably than those in the United States. Our foreign business operations are also subject to the following risks:

•difficulty in managing, operating, and marketing our international operations;
•the inability to transact in various investments or to repatriate the proceeds from our investments from countries outside the U.S.;
•the potential nationalization of our property or that of the companies in our investment portfolios;
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

Our success depends on our highly skilled personnel, including our portfolio managers, investment analysts, sales and client relationship personnel, technology and operations professionals, and corporate officers, many of whom have specialized expertise and extensive experience in our industry. Professionals with financial services experience across functional areas are in demand, and we face significant competition for highly qualified employees. Generally, our associates can terminate their employment with us at any time, with most required to provide little to no notice. Recently we have adopted more significant notification requirements for certain key positions. As a result of these new requirements, some employees may be less willing to continue their employment with us or join our firm. We cannot assure that we will be able to attract or retain key personnel.

Due to the global nature of our investment advisory business, our key personnel may have reasons to travel to regions susceptible to higher risk of civil unrest, organized crime or terrorism, and we may be unable to ensure the safety of personnel traveling to these regions. We have near- and long-term succession planning processes, including programs to develop our future leaders, which are intended to address future talent needs and minimize the impact of losing key talent. However, in order to retain or replace our key personnel, we may be required to increase compensation, which would decrease net income. The loss of key personnel could damage our reputation and make it more difficult to attract and retain employees and investors. Losses of assets from our client investors would decrease our revenues and net income, possibly materially.

LEGAL AND REGULATORY RISKS.
Compliance within a complex regulatory environment imposes significant financial and strategic costs on our business, and non-compliance could result in fines and penalties.

There is uncertainty associated with the regulatory and compliance environments in which we operate. Our business is subject to extensive and complex, overlapping and/or conflicting, and frequently changing rules, regulations, policies and legal interpretations, around the world. Additionally, over the past several years the pace and scope of new rules, regulations, policies and legal interpretations has increased both in the U.S. and globally, which requires additional resources and expense in order to digest and institute process to comply. If we are unable to maintain compliance with applicable laws and regulations, we could be subject to criminal and civil liability, the
20

suspension of our employees, fines, penalties, sanctions, injunctive relief, exclusion from certain markets, or temporary or permanent loss of licenses or registrations necessary to conduct our business. A regulatory proceeding, even if it does not result in a finding of wrongdoing or sanctions, could consume substantial expenditures of time and capital. Any regulatory investigation and any failure to maintain compliance with applicable laws and regulations could severely damage our reputation, adversely affect our ability to conduct business and decrease revenue and net income, and potentially result in complex litigation.

Legal and regulatory developments in the mutual fund, retirement and investment advisory industry could increase our regulatory burden, impose significant financial and strategic costs on our business, and cause a loss of, or impact the servicing of, our clients and fund shareholders.

Our regulatory environment is frequently altered by new laws and regulations and by revisions to, and evolving interpretations of, existing regulations. New laws and regulations present areas of uncertainty susceptible to alternative interpretations; regulators and prospective litigants may not agree with reasoned interpretations we adopt. Future changes could require us to modify or curtail our investment offerings and business operations or impact our expenses and profitability. Additionally, some laws and regulations may not directly apply to our business but may impact the capital markets, service providers or have other indirect effects on our ability to provide services to our clients.

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

•The Commodity Futures Trading Commission ("CFTC") regulation may limit the ability of certain sponsored investment products to use futures, swaps, and other derivatives. We have registered certain subsidiaries with the CFTC, subjecting us to additional regulatory requirements and costs, but also providing us additional flexibility to utilize such products. Nonetheless, there are still certain limitations on our investment products due to CFTC rules.

•There has been increased global regulatory focus on the manner in which intermediaries are paid for distribution of mutual funds or other collective investments funds. Changes to long-standing market practices related to fees or enhanced disclosure requirements may negatively impact sales of mutual funds or other collective investments funds by intermediaries, especially if such requirements are not applied to other investment products.

•We remain subject to various state, federal and international laws and regulations (and associated judicial decisions) related to data collection and use; privacy and data protection; cybersecurity; current and emerging technology; data storage, localization, retention and destruction; data disclosure, transfer, availability, and integrity; notification of regulators and/or impacted parties regarding adverse data-related events; and other similar matters that can concern the data of our clients and employees. Requirements in these areas continue to expand and evolve throughout the globe, most commonly in ways that increase the complexity and costs of compliance. For example, in addition to the EU's GDPR data protection rules, we also are or may become subject to or affected by additional country, federal and state laws, regulations and guidance impacting consumer privacy, such as the California Consumer Privacy Act ("CCPA") (and new provisions becoming effective January 1, 2023 under the California Privacy Rights Act) that provides for enhanced consumer protections for California residents, enforcement authority by the California Attorney General and/or the California Privacy Protection Agency for violations, and the potential for private litigation, including statutory damages for data security breaches. Each of these types laws and regulations could impose significant limitations, require changes to our business, or restrict our collection, use or storage of personal data, which may increase our compliance expenses and make our business more costly or less efficient to conduct.
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
•New laws or regulations involving ESG integration and disclosure may materially impact the asset management industry. For example, the EU’s recent action plan on financing sustainable growth includes initiatives to integrate ESG into the financial system. Furthermore, the SEC and other regulators in the U.S. have proposed rules to pursue similar initiatives, including additional disclosure obligations that would apply to our business operations, our employee and board diversity and other ESG-related matters.

We cannot predict the nature of future changes to the legal and regulatory requirements applicable to our business, nor the extent of the impacts that will result from current or future proposals. However, any such changes are likely to increase the costs of compliance and the complexity of our operations. They may also result in changes to our product or service offerings. The changing regulatory landscape may also impact a number of service providers that provide services to us and, to the extent such service providers alter their services or increase their fees, it may impact our expenses or those of the products we offer.

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

Certain of our subsidiaries are subject to net capital requirements imposed by various federal, state, and foreign authorities. Any significant change in the required net capital, an operating loss, or an extraordinary charge against net capital could adversely affect the ability of our subsidiaries to expand or maintain their operations if we were unable to make additional investments in them, which could impact our earnings.

20

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
•regulatory compliance and reporting.

All of our technology systems, including those provided by service providers, are vulnerable to disability or failures due to cyberattacks, natural disasters, power failures, acts of war or terrorism, sabotage, coding errors, and other causes. A suspension or termination of vendor-provided software licenses or related support, upgrades, and maintenance could cause system delays or interruption. Although we have robust business and disaster recovery plans, if our technology systems, including those provided by service providers, were to fail and we were unable to recover in a timely way, we would be unable to fulfill critical business functions, which could lead to a loss of clients and could harm our reputation. A technological breakdown or disruption in services from a service provider could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to disciplinary action and liability to our clients.

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

We are dependent on the effectiveness of the information and cybersecurity policies, procedures and capabilities we maintain to protect our systems and data. An externally caused data security incident, such as a cyberattack, a phishing scam, virus, ransomware attack, denial-of-service attack, or an attack launched from within our systems could materially interrupt business operations or cause disclosure or modification of confidential client or competitive information. In addition, our third-party service providers and other intermediaries with which we conduct business and transmit data could be subject to a successful cyberattack or other data security event, and we cannot ensure that such third parties have all appropriate controls in place to protect the confidentiality of data in the custody of those third parties or to allow them to continue their business operations, including their services to us, in a timely manner.

There have been increasing numbers of publicized cybersecurity incidents in recent years impacting other financial services firms as well as firms in other industries. Our use of third-party service providers and cloud technologies could heighten this risk. Should the technology operations on which we rely be compromised, we may have to make significant investments to upgrade, repair or replace our technology infrastructure or third-party service providers and may not be able to make such investments on a timely basis. Although we maintain insurance coverage that we believe is reasonable, prudent and adequate for the purpose of our business, it may be insufficient to protect us against all losses and costs stemming from breaches of security, cyberattacks and other types of unlawful activity, or any resulting disruptions from such events.

20

We could be subject to losses if we fail to properly safeguard and maintain confidential data.

As part of our normal operations, we maintain and transmit confidential data about our clients, associates and other parties, as well as, proprietary data relating to our business operations. We maintain a system of internal controls designed to provide reasonable assurance that both inadvertent errors and fraudulent activity, including misappropriation of assets, fraudulent financial reporting, and unauthorized access to sensitive or confidential data, is either prevented or detected in a timely manner. We also leverage cloud-based solutions for the transmission and storage of this data. Our systems, or those of third-party service providers we may use to maintain and transmit such data, could be victimized by unauthorized users or corrupted by computer viruses or other malicious software code. Additionally, authorized persons could inadvertently or intentionally release or alter confidential or proprietary data. Such disclosure could, among other things:

•seriously damage our reputation,
•result in a loss of confidence in our business and products,
•allow competitors access to our proprietary business data,
•subject us to liability for a failure to safeguard data of clients, associates, and other parties,
•result in the termination of contracts by our existing clients,
•subject us to regulatory investigations, actions or fines, and potential litigation involving regulators, stockholders, or other members of the public, and
•require significant capital and operating expenditures to investigate and remediate the breach, and organizational costs to mitigate against future incidents.

Furthermore, if any person, including any of our associates, negligently disregards or intentionally overrides or circumvents our established controls with respect to confidential data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions.

As noted above, we are subject to numerous laws and regulations designed to protect confidential data, such as U.S. federal and state laws and foreign laws and regulations governing the privacy and protection of personal or other confidential data, such as the EU’s General Data Protection Regulation and similar types of laws enacted in several U.S. states and other jurisdictions in Asia. Any failure to properly safeguard and maintain confidential data creates risk that we could be found to be in violation of various laws and regulations.

Item 1B. Unresolved Staff Comments.

None.

Item 2.Properties.

Our corporate headquarters occupies 444,000 square feet of space under lease at 100 East Pratt Street in Baltimore, Maryland. In December 2020, we announced that we are moving our headquarters in 2024 to a complex to be built with approximately 550,000 square feet of space under lease in Baltimore, Maryland. In 2024, we will vacate the space at 100 East Pratt Street.

We have offices in 17 markets around the world, including the U.S.

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

20

OHA has leased offices in the United States (New York City, Fort Worth, and San Francisco), United Kingdom (London), Australia (Sydney/Melbourne), Hong Kong, and Luxembourg.

Information concerning our anticipated capital expenditures in 2023 is set forth in the capital resources and liquidity and material cash commitments discussions in Item 7 of this Form 10-K and our future minimum rental payments under noncancellable operating leases at December 31, 2022 is set forth in the Leases footnote to our audited consolidated financial statements in Item 8 of this Form 10-K.

Item 3.Legal Proceedings.

For information about our legal proceedings, please see our Commitments and Contingencies footnote to our audited consolidated financial statements in Item 8. of this Form 10-K.

Item 4.Mine Safety Disclosures.

Not applicable.

Information about our Executive Officers.

The following information includes the names, ages, and positions of our executive officers as of February 15, 2023. There are no arrangements or understandings pursuant to which any person serves as an officer. The first twelve individuals are members of our management committee.

Robert W. Sharps (51), Chief Executive Officer since 2022, a Director and President since 2021, Head of Investments from 2018 to 2021, Group Chief Investment Officer from 2017 to 2021, Co-Head of Global Equity from 2017 to 2018, Lead Portfolio Manager, Institutional U.S. Large-Cap Equity Growth Strategy from 2001 to 2016, and a Vice President from 2001 to 2021.

Jennifer B. Dardis (49), Chief Financial Officer and Treasurer since 2021, Head of Finance in 2021 and Head of Corporate Strategy from 2016 to 2021, and a Vice President from 2010.

Glenn R. August (61), Chief Executive Officer of Oak Hill Advisors, L.P. (“OHA”), a Director and Vice President since 2021. He co-founded the predecessor investment firm to OHA in 1987 and took responsibility for the firm’s credit and distressed investment activities in 1990.

Robert C.T. Higginbotham (55), Head of Global Distribution since 2019 and interim Chief Operating Officer since 2021, Head of Global Investment Management Services from 2018 to 2019, Head of Global Investment Services from 2012 to 2018, and a Vice President since 2012.

Stephon A. Jackson (60), Head of T. Rowe Price Investment Management since 2020, Associate Head of U.S Equity from 2020 to 2021, and a Vice President since 2007.

Kimberly H. Johnson (50), Chief Operating Officer since 2022, and a Vice President since 2022.

Andrew C. McCormick (62), Head of Fixed Income since 2019 and chief investment officer since 2022, Head of U.S. Taxable Bond from 2013 to 2018, and a Vice President since 2008.

Josh Nelson (45), Head of U.S. Equity since 2022, Associate Head of U.S. Equity in 2021, Director of Equity Research North America from 2019 to 2021, and a Vice President since 2007.

David Oestreicher (55), General Counsel since 2020, Corporate Secretary since 2012, and a Vice President since 2001. From 2009 through 2020, Mr. Oestreicher was the Chief Legal Counsel.

Sebastien Page (46), Head of Global Multi-Asset and a Vice President since 2015 and chief investment officer since 2022.

Justin Thomson (55), Head of International Equity since 2021, chief investment officer since 2017, Co-Head of Global Equity in 2021, and a Vice President since 2001.

20

Eric L. Veiel (51), Head of Global Equity and chief investment officer since 2022. Co-Head of Global Equity from 2018 to 2021, Head of U.S. Equity from 2016 to 2021, Director of Equity Research North America from 2014 to 2015, and a Vice President since 2006.

Jessica M. Hiebler (47), Principal Accounting Officer since 2010, Controller since 2020 and a Vice President since 2009.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock ($.20 par value per share) trades on the NASDAQ Global Select Market under the symbol TROW. Dividends per share during the past two years were:

	1st quarter	2nd quarter	3rd quarter	4th quarter
2022	$1.20	$1.20	$1.20	$1.20
2021	$1.08	$4.08	$1.08	$1.08

The cash dividends declared during the second quarter of 2021 include a special dividend of $3.00 per share that was declared in June 2021 and paid in July 2021.

Our common stockholders have approved all of our equity-based compensation plans. These plans provide for the following issuances of shares of our common stock at December 31, 2022:

	Employee and non-employee director plans	Employee stock purchase plan	Total
Exercise of outstanding options	2,218,506	—	2,218,506
Settlement of outstanding restricted stock units	5,996,539	—	5,996,539
Future issuances	10,437,953	907,014	11,344,967
Total	18,652,998	907,014	19,560,012

The outstanding options included in the table above have a weighted-average exercise price of $74.31. Under the terms of the 2020 Long-Term Incentive Plan, approved by stockholders in May 2020, and the 2012 Long-Term Incentive Plan, the number of shares provided and available for future issuance will increase as we repurchase common stock in the future with the proceeds from stock option exercises. No shares have been issued under our Employee Stock Purchase Plan since its inception; all shares have been purchased in the open market.

The following table presents repurchase activity during the fourth quarter of 2022.

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program
October	610,184	$105.58	610,184	9,207,912
November	166,243	$106.02	157,695	9,050,217
December	278,999	$110.46	275,000	8,775,217
Total	1,055,426	$106.94	1,042,879

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorizations, outstanding shares surrendered to the company to pay the exercise price in connection with swap exercises of employee stock options and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the fourth quarter of 2022, 12,547 were related to shares surrendered in connection with employee stock option exercises and none were related to shares withheld to cover tax withholdings associated with the vesting of restricted stock awards.
20

The following table details the changes in and status of the Board of Directors’ outstanding publicly announced board authorizations.

Authorization dates	12/31/2021	Additional shares authorized	Total Number of Shares Purchased	Maximum Number of Shares that May Yet Be Purchased at 12/31/2022
February 2019	525,910	—	(525,910)	—
March 2020	15,000,000	—	(6,224,783)	8,775,217
	15,525,910	—	(6,750,693)	8,775,217

We have 980 stockholders of record and approximately 572,000 beneficial stockholder accounts held by brokers, banks, and other intermediaries holding our common stock. Common stock owned outright by our associates and directors, combined with outstanding vested stock options and unvested restricted stock awards, total approximately 7.4% of our outstanding stock and outstanding vested stock options at December 31, 2022.

Item 6.Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW.

Our 2022 revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in U.S. mutual funds, subadvised funds, separately managed accounts, collective investment trusts, and other sponsored products. The other sponsored products include: open-ended investment products offered to investors outside the U.S., products offered through variable annuity life insurance plans in the U.S., affiliated private investment funds and collateralized loan obligations. We also provide certain investment advisory clients with related administrative services, including distribution, mutual fund transfer agent, accounting, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; brokerage; trust services; and non-discretionary advisory services through model delivery.

We manage a broad mix of equity, fixed income, multi-asset, alternative, and money market asset classes and solutions that meet the varied needs and objectives of individual and institutional investors. Investment advisory revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets under management affect our revenues and results of operations.

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

On December 29, 2021, we completed our acquisition of Oak Hill Advisors, L.P., a leading alternative credit manager, and other entities that had common ownership (collectively, OHA). We acquired 100% of the equity interests of Oak Hill Advisors, L.P., 100% of the equity interests in entities that make co-investments in certain affiliated private investment funds (the "co-investment entities") and a majority of the equity interests in entities that have interests in general partners of affiliated private investment funds and are entitled to a disproportionate allocation of income (the "carried interest entities"). The acquisition accelerates our expansion into alternatives investment markets and complements our existing global platform and ongoing strategic initiatives in our core investments and distribution capabilities. Alternative credit strategies continue to be in demand from investors
20

across the globe seeking attractive yields and risk-adjusted returns. As of December 31, 2022, OHA had $57 billion of capital under management (which includes net asset value, portfolio value and/or unfunded capital).

MARKET TRENDS.

Major U.S. stock indexes fell sharply in 2022, the worst year for equities since the 2008 global financial crisis. Growth stocks significantly underperformed value stocks across all markets. Investors shunned riskier assets in response to Russia’s invasion of Ukraine, elevated inflation exacerbated by rising commodity prices and global supply chain disruptions, surging U.S. Treasury yields, and the U.S. Federal Reserve’s ("Federal Reserve") short-term interest rate increases starting in March. Although many indexes finished the year above their lowest levels of 2022, the year ended with many investors concerned that ongoing Federal Reserve rate hikes would hurt corporate earnings and push the economy into a recession in 2023.

Stocks in developed non-U.S. markets declined in 2022, as elevated inflation prompted many central banks to tighten their monetary policies. A stronger U.S. dollar versus major currencies exacerbated local losses in dollar terms. Developed European and Asian markets fell broadly in dollar terms, though stocks in the UK, Hong Kong, and Australia held up relatively well.

Stocks in emerging markets fared worse than developed non-U.S. markets in 2022. Emerging Asian markets were mostly lower in dollar terms, especially South Korea, Taiwan, and China. In emerging Europe, many markets declined amid close proximity to the Russian-Ukrainian conflict. However, Turkish stocks soared as the central bank reduced interest rates in the latter half of the year despite elevated inflation. Several markets in Latin America performed well, thanks in part to elevated commodity prices for much of the year.

Returns of several major equity market indexes for 2022 are as follows:

S&P 500 Index	(18.1)%
NASDAQ Composite Index(1)	(33.1)%
Russell 2000 Index	(20.4)%
MSCI EAFE (Europe, Australasia, and Far East) Index	(14.0)%
MSCI Emerging Markets Index	(19.7)%
(1) Returns exclude dividends

Global bond returns were broadly negative as bond market interest rates climbed worldwide and many central banks increased their key interest rates to fight inflation. In the U.S., yields rose across the Treasury yield curve, with short- and intermediate-term yields rising above longer-term yields—often a signal of an approaching recession—as the Federal Reserve raised the fed funds target rate from near-zero in March to the 4.25% to 4.50% range by the end of the year. The 10-year U.S. Treasury note yield increased from 1.52% to 3.88% in 2022.

In the U.S. taxable investment-grade universe, corporate bonds fell sharply as interest rates rose and credit spreads widened. Treasury and mortgage-backed securities also fared poorly. Asset-backed securities held up relatively well but still produced losses. Tax-free municipal bonds declined but outperformed the taxable bond market. High yield bonds also fared poorly as credit spreads widened.

Bonds in developed non-U.S. markets declined in 2022, as interest rates in most developed countries increased amid elevated inflation, and losses to U.S. investors were exacerbated by a stronger U.S. dollar versus many other currencies. Emerging markets bonds declined as investors were risk averse and as central banks in many emerging countries raised interest rates to fight inflation and defend weakening currencies.

20

Returns of several major bond market indexes for 2022 are as follows:

Bloomberg Barclays U.S. Aggregate Bond Index	(13.0)%
JPMorgan Global High Yield Index	(10.2)%
Bloomberg Barclays Municipal Bond Index	(8.5)%
Bloomberg Barclays Global Aggregate Ex-U.S. Dollar Bond Index	(18.7)%
JPMorgan Emerging Markets Bond Index Plus	(24.7)%
ICE Bank of America U.S. High Yield Index	(11.2)%
Credit Suisse Leveraged Loan Index	(1.1)%

ASSETS UNDER MANAGEMENT.

Assets under management ended 2022 at $1,274.7 billion, a decrease of $413.1 billion from the end of 2021. This decrease was primarily driven by net market depreciation and losses, including distributions not reinvested, of $351.4 billion and net cash outflows of $61.7 billion for 2022. Clients transferred $12.4 billion in net assets from the U.S. mutual funds primarily to collective investment trusts, of which $8.7 billion transferred into the retirement date trusts.

The following table details changes in our assets under management by vehicle during the last three years:

(in billions)	U.S. mutual funds	Subadvised and separate accounts	Collective investment trusts and other investment products	Total
Assets under management at December 31, 2019	$682.7	$313.8	$210.3	$1,206.8

Net cash flows before client transfers	(11.5)	8.0	9.1	5.6
Client transfers	(13.7)	2.0	11.7	—
Net cash flows after client transfers	(25.2)	10.0	20.8	5.6
Net market appreciation and income	140.0	76.3	43.7	260.0
Distributions not reinvested	(2.9)	—	(.2)	(3.1)
Acquired assets under management	—	—	1.2	1.2
Change during the period	111.9	86.3	65.5	263.7

Assets under management at December 31, 2020	794.6	400.1	275.8	1,470.5

Net cash flows before client transfers	(4.9)	(34.0)	10.4	(28.5)
Client transfers	(23.8)	2.7	21.1	—
Net cash flows after client transfers	(28.7)	(31.3)	31.5	(28.5)
Net market appreciation and income	111.8	57.4	36.2	205.4
Distributions not reinvested	(6.3)	—	(.2)	(6.5)
Change during the period	76.8	26.1	67.5	170.4
Acquired fee-basis assets under management	—	10.9	36.0	46.9
Assets under management at December 31, 2021	871.4	437.1	379.3	1,687.8

Net cash flows before client transfers	(43.1)	(23.8)	5.2	(61.7)
Client transfers	(12.4)	1.5	10.9	—
Net cash flows after client transfers	(55.5)	(22.3)	16.1	(61.7)
Net market depreciation and losses	(184.8)	(94.3)	(69.0)	(348.1)
Distributions not reinvested	(3.3)	—	—	(3.3)
Change during the period	(243.6)	(116.6)	(52.9)	(413.1)
Assets under management at December 31, 2022	627.8	320.5	326.4	$1,274.7

20

The following table details changes in our assets under management by asset class during the last three years:

(in billions)	Equity	Fixed income, including money market	Multi-asset(1)	Alternatives(2)	Total
Assets under management at December 31, 2019	$698.9	$147.9	$360.0	$—	$1,206.8

Net cash flows	—	14.1	(8.5)	—	5.6
Net market appreciation and income(3)	196.9	5.5	54.5	—	256.9
Acquired assets under management	—	1.2	—	—	1.2
Change during the period	196.9	20.8	46.0	—	263.7

Assets under management at December 31, 2020	895.8	168.7	406.0	—	1,470.5

Net cash flows	(44.6)	1.2	14.9	—	(28.5)
Net market appreciation and income(3)	141.5	.6	56.8	—	198.9
Acquired fee-basis assets under management	—	5.2	—	41.7	46.9
Change during the period	96.9	7.0	71.7	41.7	217.3

Assets under management at December 31, 2021	992.7	175.7	477.7	41.7	1,687.8

Net cash flows	(72.7)	4.1	4.9	2.0	(61.7)
Net market depreciation and losses(3)	(255.8)	(12.8)	(82.5)	(0.3)	(351.4)
Change during the period	(328.5)	(8.7)	(77.6)	1.7	(413.1)

Assets under management at December 31, 2022	$664.2	$167.0	$400.1	$43.4	$1,274.7
(1) The underlying assets under management of the multi-asset portfolios have been aggregated and presented in this category and not reported in the equity and fixed income columns.
(2) The alternatives asset class includes strategies authorized to invest more than 50% of its holdings in private credit, leveraged loans,     mezzanine, real assets/CRE, structured products, stressed/distressed, non-investment grade CLOs, special situations, or have absolute return as its investment objective. Generally, only those strategies with longer than daily liquidity are included.
(3) Reported net of distributions not reinvested.

Investment advisory clients outside the U.S. account for 9.1% of our assets under management at December 31, 2022 and 9.9% at December 31, 2021.

Our net cash outflows in 2022 are driven primarily by our growth-oriented equity strategies sourced from U.S. intermediaries. These outflows were partially offset by net cash inflows in our international fixed income, multi-asset, and alternative strategies. From a geography perspective, the Americas and EMEA regions experienced net outflows predominantly in equity in both regions, while APAC had positive net flows. Net cash flows for 2021 reflect net outflows from domestic equity as well as domestic fixed income. These outflows also reflect the redemption of about $2.5 billion from our U.S. mutual fund investments to fund the cash portion of the OHA acquisition. These outflows were partially offset by cash inflows in our multi-asset franchise and international fixed income. From a geography perspective, the Americas and EMEA regions experienced net outflows predominantly in equity in both regions, while APAC had positive net flows. Net cash flows for 2020 reflect positive flows into fixed income and international equity, while experiencing net outflows in domestic equity and our multi-asset franchise resulting from macroeconomic headwinds and ongoing pressure from passive investments.

Our target date retirement products, which are included in the multi-asset totals shown above, continue to be a significant part of our assets under management. Assets under management in our target date retirement products as well as net cash inflows/(outflows), by vehicle, are as follows:

	Assets under management			Net cash inflows/(outflows) for year ended
(in billions)	12/31/22	12/31/21	12/31/20	12/31/22	12/31/21	12/31/20
U.S. mutual funds	$148.8	$187.1	$176.1	$(6.4)	$(12.5)	$(12.7)
Collective investment trusts	174.7	191.1	145.4	17.7	23.2	5.4
Separately managed accounts	10.7	12.9	10.7	—	.6	0.8
	$334.2	$391.1	$332.2	$11.3	$11.3	$(6.5)

We also provide strategic investment advice solutions for certain portfolios. These advice solutions, which the vast
20

majority is overseen by our multi-asset division, may include strategic asset allocation, and in certain portfolios, asset selection and/or tactical asset allocation overlays. We also offer advice solutions through retail separately managed accounts and separately managed accounts model delivery. As of December 31, 2022, total assets in these solutions were $410 billion, of which $403 billion are included in our reported assets under management in the tables above.

We provide participant accounting and plan administration for defined contribution retirement plans that invest in the firm's U.S. mutual funds, collective investment trusts and funds managed outside of the firm's complex. As of December 31, 2022, our assets under administration were $214 billion, of which nearly $133 billion were assets we manage.

INVESTMENT PERFORMANCE(1).

Strong investment performance and brand awareness is a key driver to attracting and retaining assets—and to our long-term success. The following table presents investment performance for the one-, three-, five-, and 10-years ended December 31, 2022. Past performance is no guarantee of future results.

% of U.S. mutual funds that outperformed Morningstar median(2),(3)
	1 year	3 years	5 years	10 years
Equity	53%	52%	62%	73%
Fixed Income	53%	63%	65%	66%
Multi-Asset	20%	81%	80%	90%
All Funds	41%	64%	68%	74%

% of U.S. mutual funds that outperformed passive peer median(2),(4)
	1 year	3 years	5 years	10 years
Equity	47%	45%	53%	69%
Fixed Income	47%	53%	55%	48%
Multi-Asset	27%	87%	76%	80%
All Funds	39%	60%	60%	64%

% of composites that outperformed benchmarks(5)
	1 year	3 years	5 years	10 years
Equity	36%	53%	58%	67%
Fixed Income	26%	48%	50%	76%
All Composites	32%	51%	54%	71%

20

AUM Weighted Performance
% of U.S. mutual funds AUM that outperformed Morningstar median(2),(3)
	1 year	3 years	5 years	10 years
Equity	52%	50%	57%	69%
Fixed Income	63%	75%	77%	81%
Multi-Asset	3%	92%	94%	98%
All Funds	39%	64%	69%	78%

% of U.S. mutual funds AUM that outperformed passive peer median(2),(4)
	1 year	3 years	5 years	10 years
Equity	51%	41%	49%	61%
Fixed Income	52%	62%	58%	55%
Multi-Asset	5%	96%	96%	96%
All Funds	38%	60%	64%	70%

% of composites AUM that outperformed benchmarks(5)
	1 year	3 years	5 years	10 years
Equity	37%	43%	47%	54%
Fixed Income	17%	37%	39%	74%
All Composites	33%	42%	46%	57%

As of December 31, 2022, 72 of 125 (57.6%) of our rated U.S. mutual funds (across primary share classes) received an overall rating of 4 or 5 stars. By comparison, 32.5% of Morningstar's fund population is given a rate of 4 or 5 stars(6). In addition, 65.9%(6) of AUM in our rated U.S. mutual funds (across primary share classes) ended 2022 with an overall rating of 4 or 5 stars.

(1) The investment performance reflects that of T. Rowe Price sponsored mutual funds and composites AUM.
(2) Source: © 2022 Morningstar, Inc. All rights reserved. The information contained herein: 1) is proprietary to Morningstar and/or its content providers; 2) may not be copied or distributed; and 3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information.
(3) Source: Morningstar. Primary share class only. Excludes money market mutual funds, funds with an operating history of less than one year, T. Rowe Price passive funds, and T. Rowe Price funds that are clones of other funds. The top chart reflects the percentage of T. Rowe Price funds with 1 year, 3 year, 5 year, and 10 year track record that are outperforming the Morningstar category median. The bottom chart reflects the percentage of T. Rowe Price funds AUM that has outperformed for the time periods indicated. Total Fund AUM included for this analysis includes $298B for 1 year, $297B for 3 years, $297B for 5 years, and $293B for 10 years.
(4) Passive Peer Median was created by T. Rowe Price using data from Morningstar. Primary share class only. Excludes money market mutual funds, funds with an operating history of less than one year, funds with fewer than three peers, T. Rowe Price passive funds, and T. Rowe Price funds that are clones of other funds. This analysis compares T. Rowe Price active funds with the applicable universe of passive/index open-end funds and ETFs of peer firms. The top chart reflects the percentage of T. Rowe Price funds with 1 year, 3 year, 5 year, and 10 year track record that are outperforming the passive peer universe. The bottom chart reflects the percentage of T. Rowe Price funds AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $282B for 1 year, $252B for 3 years, $249B for 5 years, and $236B for 10 years.
(5)Composite net returns are calculated using the highest applicable separate account fee schedule. Excludes money market composites. All composites compared to official GIPS composite primary benchmark. The top chart reflects the percentage of T. Rowe Price composites with 1 year, 3 year, 5 year, and 10 year track record that are outperforming their benchmarks. The bottom chart reflects the percentage of T. Rowe Price composite AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $1,117B for 1 year, $1,112B for 3 years, $1,108B for 5 years, and $1,070B for 10 years.
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

RESULTS OF OPERATIONS.

The following table and discussion set forth information regarding our consolidated financial results for 2022, 2021 and 2020 on a U.S. GAAP basis and a non-GAAP basis. The non-GAAP basis adjusts for the impact of our consolidated sponsored investment products, the impact of market movements on the supplemental savings plan liability and related economic hedges, investment income related to certain other investments, acquisition-related amortization and costs, impairment charges, and certain nonrecurring charges and gains, if any.

We completed the acquisition of OHA on December 29, 2021. As a result, our results of operations for 2021 and 2020 do not include any financial results of OHA.
20

				2022 compared with 2021		2021 compared with 2020
(in millions, except per-share data)	2022	2021	2020	$ Change	% Change	$ Change	% Change

U.S. GAAP basis
Investment advisory fees	$5,969.1	$7,098.1	$5,693.1	$(1,129.0)	(15.9)%	$1,405.0	24.7%
Net revenues	$6,488.4	$7,671.9	$6,206.7	$(1,183.5)	(15.4)%	$1,465.2	23.6%
Operating expenses	$4,114.7	$3,961.9	$3,461.0	$152.8	3.9%	$500.9	14.5%
Net operating income	$2,373.7	$3,710.0	$2,745.7	$(1,336.3)	(36.0)%	$964.3	35.1%
Non-operating income(1)	$(425.5)	$284.6	$496.5	$(710.1)	n/m	$(211.9)	n/m
Net income attributable to T. Rowe Price Group	$1,557.9	$3,082.9	$2,372.7	$(1,525.0)	(49.5)%	$710.2	29.9%
Diluted earnings per common share	$6.70	$13.12	$9.98	$(6.42)	(48.9)%	$3.14	31.5%
Weighted average common shares outstanding assuming dilution	227.1	228.8	231.2	(1.7)	(.7)%	(2.4)	(1.0)%

Adjusted basis(2)
Operating expenses	$4,087.8	$3,840.3	$3,342.7	$247.5	6.4%	$497.6	14.9%
Net income attributable to T. Rowe Price Group	$1,864.8	$2,995.3	$2,276.8	$(1,130.5)	(37.7)%	$718.5	31.6%
Diluted earnings per common share	$8.02	$12.75	$9.58	$(4.73)	(37.1)%	$3.17	33.1%

Assets under management (in billions)
Average assets under management(3)	$1,398.4	$1,599.3	$1,247.9	$(200.9)	(12.6)%	$351.4	28.2%
Ending assets under management	$1,274.7	$1,687.8	$1,470.5	$(413.1)	(24.5)%	$217.3	14.8%
Annualized Effective Fee Rate (in bps)	42.7	44.4	45.6	(1.7)	n/m	(1.2)	n/m
(1) The percentage change in non-operating income is not meaningful (n/m).
(2) See the reconciliation to the comparable U.S. GAAP measures at the end of the Results of Operations section of this Management's Discussion and Analysis.
(3) Average assets under management for 2021 and 2020 do not include the impact of the acquired fee-basis assets under management related to the OHA acquisition.

Results Overview - 2022 as compared to 2021

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

Investment advisory revenues earned in 2022 decreased 15.9% over the comparable 2021 period as average assets under our management decreased $200.9 billion, or 12.6%, to $1,398.4 billion. For the first half of 2022, we voluntarily waived $9.3 million, or less than .2%, of our investment advisory fees from certain of our money market mutual funds, trusts, and other investment portfolios in order to maintain a positive yield for investors. No fees were waived in the second half of 2022.

The average annualized fee rate earned on our assets under management was 42.7 basis points in 2022, compared with 44.4 basis points earned in 2021. Our effective fee rate has declined largely due to a mix shift toward lower fee asset classes and vehicles as a result of market declines and net flows, partially offset by a reduction in money market fee waivers and a higher-than-average effective fee rate earned on our alternative asset
20

class. The average annualized fee rate earned on our assets under management was 42.3 basis points for the fourth quarter of 2022.

Operating expenses. Operating expenses were $4,114.7 million in 2022, an increase of 3.9% over the comparable 2021 period. Our operating expenses for 2022 include impairment charges of $175.1 million related to certain investment management contract intangible assets whose assessed fair value has declined below their respective carrying values. On a non-GAAP basis, operating expenses were $4,087.8 million, a 6.4% increase over the comparable 2021 period. Our operating expenses for 2022 also include OHA's operating expenses, which primarily impact compensation expense; technology, occupancy, and facility costs; and general, administrative and other costs.

The increase in our non-GAAP operating expenses was primarily attributable to the addition of OHA operating expenses; salaries and benefits; severance and other costs associated with the fourth quarter of 2022 workforce reduction action; higher costs related to the ongoing investment in the firm's technology capabilities; higher recordkeeping expenses due to the expanded relationship with FIS; and information services and travel-related costs. These increases were offset in part by lower distribution and servicing costs and lower bonuses.

We currently estimate our 2023 non-GAAP operating expenses, excluding non-GAAP accrued carried interest compensation, will grow in the range of 2% to 6% from the comparable 2022 amount of $4,070.2 million. This range reflects the redeployment of $85 million in savings realized from the expense management actions taken in 2022 to fund strategic priorities. We could elect to adjust our expense growth should unforeseen circumstances arise, including significant market movements.

Operating margin. Our operating margin in 2022 was 36.6%, compared with 48.4% in 2021. The decrease in our operating margin in 2022 compared with 2021 is primarily driven by a decrease in investment advisory revenue as a result of lower average assets under management and higher operating expenses.

Diluted earnings per share. Diluted earnings per share was $6.70 in 2022 as compared to $13.12 in 2021. On a non-GAAP basis, diluted earnings per share was $8.02 in 2022 as compared to $12.75 for 2021. The decrease in both 2022 GAAP and non-GAAP diluted earnings per share compared to 2021 was primarily driven by lower operating income, net investment losses in 2022 as compared to net investment gains in 2021, and a higher effective tax rate. These decreases were partially offset by lower weighted average outstanding shares. Impairment charges recorded in the fourth quarter of 2022 impacted the lower operating income that drove the GAAP diluted earnings per share decrease. See our non-GAAP reconciliations later in this Management's Discussion and Analysis section.

Results Overview - 2021 as compared to 2020

Investment advisory revenues. In 2021, investment advisory revenues increased 24.7% over the comparable 2020 period as average assets under our management increased $351.4 billion, or 28.2%, to $1,599.3 billion.

The average annualized fee rate earned on our assets under management was 44.4 basis points in 2021, compared with 45.6 basis points earned in 2020. Our effective fee rate declined largely due to the July 2021 fee reductions in our target date products, client transfers within the complex to lower fee vehicles or share classes, higher money market fee waivers, and lower performance-based fees. These were partially offset as higher market valuations led to an asset class shift towards equity strategies.

Operating expenses. For 2021, operating expenses were $3,961.9 million as compared with $3,461.0 million in the 2020 period. On a non-GAAP basis, operating expenses were $3,840.3 million as compared with $3,342.7 million in 2020. See our non-GAAP reconciliations later in this Management's Discussion and Analysis section.

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
20

Operating margin. Our operating margin in 2021 was 48.4%, compared with 44.2% in 2020. The increase in our operating margin in 2021 compared to 2020 was primarily driven by revenue growth outpacing the increase in operating expenses.

Diluted earnings per share. Diluted earnings per share was $13.12 in 2021 as compared with $9.98 in 2020. On a non-GAAP basis, diluted earnings per share were $12.75 in 2021 as compared with $9.58 in 2020. The increase in both GAAP and non-GAAP diluted earnings per share in 2021 compared to 2020 was primarily driven by higher operating income, lower weighted average outstanding shares, and a lower effective tax rate. These drivers of the increase were partially offset by lower net investment gains recognized in 2021 than in 2020. See our non-GAAP reconciliations later in this Management's Discussion and Analysis section.

Net revenues

				2022 compared with 2021		2021 compared with 2020
(in millions)	2022	2021	2020	$ Change	% Change	$ Change	% Change
Investment advisory fees
U.S. mutual funds	$3,486.2	$4,388.9	$3,639.9	$(902.7)	(20.6)%	$749.0	20.6%
Subadvised funds, separate accounts, collective investment trusts, and other investment products	2,482.9	2,709.2	2,053.2	(226.3)	(8.4)%	656.0	32.0%
	5,969.1	7,098.1	5,693.1	(1,129.0)	(15.9)%	1,405.0	24.7%
Administrative, distribution, and servicing fees
Administrative fees	481.4	453.5	402.3	27.9	6.2%	51.2	12.7%
Distribution and servicing fees	92.2	120.3	111.3	(28.1)	(23.4)%	9.0	8.1%
	573.6	573.8	513.6	(.2)	—%	60.2	11.7%
Capital allocation-based income(1)	(54.3)	—	—	(54.3)	n/m	—	n/m
Net revenues	$6,488.4	$7,671.9	$6,206.7	$(1,183.5)	(15.4)%	$1,465.2	23.6%
(1) The percentage change for capital allocation-based income is not meaningful (n/m).

Investment advisory fees. The relationship between the change in average assets under management and the change in investment advisory fee revenue for 2022, 2021 and 2020 are presented below.

	2022 compared with 2021		2021 compared with 2020		2022	2021
	Decrease in average assets under management	Decrease in investment advisory fees	Increase in average assets under management	Increase in investment advisory fees	Annualized effective fee rate (in bps)
U.S. mutual funds	(17.6)%	(20.6)%	24.6%	20.6%	49.4	51.2
Subadvised funds, separate accounts, collective investment trusts, and other investment products	(6.7)%	(8.4)%	32.6%	32.0%	35.8	36.5
Total	(12.6)%	(15.9)%	28.2%	24.7%	42.7	44.4

In 2022, volatile markets and net outflows, overall, shifted the asset strategy and share class mix toward lower fee strategies and classes. These drivers were offset in part by a reduction in money market fee waivers and higher-than-average fee rates earned on our alternative asset class.

In 2021, strong market returns shifted the asset and share class mix among different fee rates and products including those with tiered-fee structures. Additionally, we reduced the management fees of certain products over the last few years, including fee reductions in our target date products in July 2021. The relationship between U.S. mutual funds' average assets under management and investment advisory fee growth was impacted by the July 2021 fee reductions in our target date products and increased money market fees waivers. For the subadvised funds, separate accounts, collective investment trusts, and other investment products, the July 2021 target date
20

products fee reductions and lower performance fees reduced our effective fee rate, but was partially offset by a mix shift towards equities and inflows into our international products. These investment advisory revenues include fees earned for distribution-related services that we contract third-party intermediaries to provide. The costs we incur to pay the third-party intermediaries are recorded as part of distribution and servicing expenses.

Administrative, distribution, and servicing fees. Administrative, distribution, and servicing fees in 2022 were $573.6 million, a decrease of $.2 million from 2021. Lower 12b-1 revenue earned in 2022 primarily on the Advisor and R share classes of the U.S. mutual funds as a result of lower assets under management in these share classes was offset by higher trustee services revenue and transfer agent servicing activities provided to our U.S. mutual funds for retail shareholders. The decrease in 12b-1 revenue is offset entirely by a decrease in the costs paid to third-party intermediaries that source these assets and is reported in distribution and servicing expense.

For 2021, administrative, distribution, and servicing fees were $573.8 million, an increase of $60.2 million from 2020. The increase in fees were primarily due to higher transfer agent servicing activities provided to our U.S. mutual funds, higher model delivery revenue, as well as higher 12b-1 revenue earned on the Advisor and R classes of the U.S. mutual funds as a result of higher assets under management in these share classes.

Capital allocation-based income. Capital allocation-based income reduced net revenues by $54.3 million. This amount includes an increase of $43.7 million in accrued carried interest from investments in affiliated investment funds. The increase in accrued carried interest was more than offset by non-cash amortization of $53.0 million associated with the difference in the acquisition closing date fair value and the carrying value of investments acquired as part of the OHA acquisition (basis difference). Additionally, during the fourth quarter of 2022, we determined that certain of our investments in affiliated investment funds that earn capital allocation-based income were other-than-temporarily impaired, and we recognized related impairment charges totaling $45.0 million due to reduced incentive fee growth expectations for these specific investments and a higher discount rate. Subsequent to the impairment charge, the remaining weighted average amortization period for these basis differences is 5.9 years. We recognized a corresponding net reduction in compensation expense of $22.9 million related to the total capital allocation-based income that is attributable to the non-controlling interests. This $22.9 million reduction includes $40.5 million related to the amortization and impairment charges offset in part by $17.6 million in compensation expense related to the accrued carried interest.

Net revenues are presented after the elimination of $2.0 million for 2022, $5.5 million for 2021, and $9.9 million for 2020, earned from our consolidated sponsored investment products. The corresponding expenses recognized by these consolidated products were also eliminated from operating expenses.

20

Operating expenses

				2022 compared with 2021		2021 compared with 2020
(in millions)	2022	2021	2020	$ Change	% Change	$ Change	% Change
Compensation and related costs, excluding acquisition-related retention agreements, capital allocation-based income compensation, and supplemental savings plan	$2,405.8	$2,300.0	$2,070.6	$105.8	4.6%	$229.4	11.1%
Acquisition-related retention agreements	70.2	—	—	70.2	n/m	—	n/m
Capital allocation-based income compensation	(22.9)	—	—	(22.9)	n/m	—	n/m
Supplemental savings plan	(132.3)	83.0	111.8	(215.3)	(259.4)%	(28.8)	(25.8)%
Compensation and related costs	$2,320.8	$2,383.0	$2,182.4	(62.2)	(2.6)%	200.6	9.2%
Distribution and servicing costs	301.5	373.9	278.5	(72.4)	(19.4)%	95.4	34.3%
Advertising and promotion	97.3	100.2	83.7	(2.9)	(2.9)%	16.5	19.7%
Product and recordkeeping related costs	300.1	236.3	155.5	63.8	27.0%	80.8	52.0%
Technology, occupancy, and facility costs	560.5	484.9	444.8	75.6	15.6%	40.1	9.0%
General, administrative, and other	412.2	383.6	316.1	28.6	7.5%	67.5	21.4%
Change in fair value of contingent consideration	(161.2)	—	—	(161.2)	n/m	—	n/m
Acquisition-related amortization and impairment costs	283.5	—	—	283.5	n/m	—	n/m
Total operating expenses	$4,114.7	$3,961.9	$3,461.0	$152.8	3.9%	$500.9	14.5%

Compensation and related costs, excluding non-cash amortization of certain acquisition-related retention agreements, capital allocation-based income compensation, and supplemental savings plan increased $105.8 million, or 4.6%, as compared with 2021. The 2022 period includes OHA's compensation and related costs. Contributing to the increase was $131.7 million associated with an increase in base salaries and related benefits from higher average headcount and base salary increases in January and July 2022, and a total of $10.8 million in additional costs associated with non-cash stock-based compensation expense. These increases in compensation and related costs were offset in part by a decline in bonuses of $48.6 million.

For 2021, compensation and related costs, excluding non-cash amortization of certain acquisition-related retention agreements, capital allocation-based income compensation, and supplemental savings plan, increased $229.4 million, or 11.1%, for 2021 as compared with 2020. This increase was primarily due to our strong operating results which led to an $107.6 million increase in our annual bonus compensation and $28.4 million in higher stock-based compensation expense. Also contributing to the increase in costs was a $88.5 million increase in salaries, benefits and related employee costs due to modest increases in base salaries at the beginning of the year as well as an increase in our average headcount, excluding the transition of 800 T. Rowe Price operations and technology associates to FIS on August 1, 2021 and the addition of OHA associates at the end of the year. These increases in compensation and related costs were offset in part by $11.7 million in higher labor capitalization related to internally developed software in 2021.

Distribution and servicing costs were $301.5 million for 2022, a decrease of $72.4 million, or 19.4%, compared to 2021. The decrease was primarily driven by lower average assets under management in certain share classes of the U.S. mutual funds that earn 12(b)-1 fees. Additionally, lower average assets under management in our international products, including our Japanese Investment Trusts (ITMs) and certain SICAV share classes, contributed to lower distribution costs.

Distribution and servicing costs were $373.9 million for 2021, an increase of $95.4 million, or 34.3%, compared with 2020. The increase was primarily driven by higher AUM-based distribution costs as a result of continued market appreciation and inflows into our international products, including our Japanese ITMs and SICAVs. Higher costs incurred to distribute certain other products through U.S. financial intermediaries also contributed to the increase.

20

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

Advertising and promotion. Advertising and promotion costs were $97.3 million for 2022, a decrease of $2.9 million, or 2.9%, compared with 2021. The decrease was primarily driven by a decrease in media advertising spend during 2022, partially offset by higher promotion-related costs.

For 2021, advertising and promotion costs were $100.2 million, an increase of $16.5 million, or 19.7%, compared with 2020. The increase was primarily driven by increased media spend during 2021.

Product and recordkeeping related costs. Product and recordkeeping related costs were $300.1 million for 2022, an increase of $63.8 million, or 27.0%, compared with 2021. Approximately 86% of the increase in 2022 was driven by the recordkeeping costs incurred as part of our expanded relationship with Fidelity National Information Services, Inc. ("FIS") that began in August 2021. These costs incurred were partially offset by a reduction in compensation expenses as a result of the approximately 800 associates who transitioned to FIS in August 2021.

Product and recordkeeping related costs were $236.3 million for 2021, an increase of $80.8 million, or 52.0%, compared with 2020. More than 85% of the increase in 2021 was driven by the recordkeeping costs incurred as part of our expanded FIS relationship, including certain transition expenses that will not recur in 2022.

Technology, occupancy, and facility costs. Technology, occupancy, and facility costs were $560.5 million for 2022, $484.9 million for 2021, and $444.8 million for 2020. The increases over the last two years were due primarily to ongoing investment in our technology capabilities, including hosting solution licenses, depreciation, and increased office facility costs, primarily due to higher rent expense and other facility-related costs.

General, administrative, and other costs. General, administrative, and other costs were $412.2 million for 2022, $383.6 million for 2021, and $316.1 million for 2020. The increase in 2022 as compared to 2021 was primarily due to higher net business-related expenses, including higher travel and information services as well as certain nonrecurring costs incurred during 2022. Partially offsetting this increase were the absence of transaction costs incurred to complete the acquisition of OHA in December 2021 and lower professional and legal fees.

Nearly 50% of the increase in 2021 as compared to 2020 was related to the transaction costs incurred to complete the acquisition of OHA in December 2021. Higher information services, legal, and third-party research costs contributed to the remaining increase in 2021 compared with 2020. Travel-related expenses in 2021 were lower than 2020.

Change in fair value of contingent consideration. Our contingent consideration consists of an earnout arrangement as part of our acquisition of OHA in December 2021 in which additional purchase price may be due to OHA upon satisfying or exceeding certain defined revenue targets. Every reporting period, we record the potential amount due under this arrangement at fair value. During the year ended December 31, 2022, we recognized a reduction in the fair value of the contingent consideration liability of $161.2 million as the challenging market conditions have reduced revenue expectations and increased the discount rates used in the fair value determinations.

Acquisition-related amortization and impairment costs. As part of the purchase accounting for the acquisition of OHA in December 2021, we identified and separately recognized at fair value certain indefinite- and definite-lived intangible assets. In 2022, we recognized $108.5 million in amortization related to the definite-lived intangible assets. Additionally, during the fourth quarter of 2022, we determined that certain of these intangible assets were impaired and recognized related impairment charges totaling $175.1 million. The impairment charges were comprised of $99.2 million for the indefinite-lived investment advisory agreement assets, $17.6 million related to the trade name, and $58.2 million for definite-lived investment advisory agreements assets. The impairment of these assets were primarily the result of reduced growth expectations for both management and incentive fees and a higher discount rate as well as net client outflows for the indefinite-lived investment advisory agreement assets. Subsequent to the impairment charge, the remaining weighted average amortization period for our definite-lived intangible assets is 6.5 years. Should conditions that led us to recognize these impairment charges deteriorate, additional impairments may be recognized in future periods.
20

Non-operating income (loss)

Non-operating investment income decreased $710.1 million to a non-operating loss of $425.5 million in 2022 compared to a non-operating gain of $284.6 million in 2021. Non-operating investment income decreased $211.9 million in 2021 compared with 2020. Non-operating investment activity for the years ended December 31, 2022, 2021 and 2020 comprised the following:

				2022 compared with 2021	2021 compared with 2020
(in millions)	2022	2021	2020	$ Change	$ Change
Net gains (losses) from non-consolidated sponsored investment products
Cash and discretionary investments
Dividend income	$34.7	$34.7	$25.2	$—	$9.5
Market related gains (losses) and equity in earnings (losses)	(59.1)	(6.0)	67.5	(53.1)	(73.5)
Total cash and discretionary investments	(24.4)	28.7	92.7	(53.1)	(64.0)
Seed capital investments
Dividend income	.8	.9	2.2	(.1)	(1.3)
Market related gains (losses) and equity in earnings (losses)	(60.1)	41.6	32.2	(101.7)	9.4
Net gains recognized upon deconsolidation	3.0	2.4	.7	.6	1.7
Investments used to hedge the supplemental savings plan liability	(139.4)	83.0	91.1	(222.4)	(8.1)
Total net gains (losses) from non-consolidated sponsored investment products	(220.1)	156.6	218.9	(376.7)	(62.3)
Other investment income	15.4	59.2	27.9	(43.8)	31.3
Net gains (losses) on investments	(204.7)	215.8	246.8	(420.5)	(31.0)
Net gains (losses) on consolidated sponsored investment portfolios	(203.5)	74.7	251.7	(278.2)	(177.0)
Other losses, including foreign currency losses	(17.3)	(5.9)	(2.0)	(11.4)	(3.9)
Non-operating income (loss)	$(425.5)	$284.6	$496.5	$(710.1)	$(211.9)

While market declines tempered some in the last quarter of 2022, our overall investment portfolio valuations for 2022 were negatively impacted by market declines caused by the continued elevated inflation, supply chain disruptions, and a more aggressive pace of Federal Reserve interest rate increases.

Our investment portfolio for 2021 generated lower market gains than our investment portfolio in 2020. Our consolidated investment products and supplemental savings plan hedge portfolio comprised approximately 55% of the net gains recognized in 2021.

20

The impact of consolidating certain sponsored investment products on the individual lines of our consolidated statements of income for 2022, 2021, and 2020 is as follows:

				2022 compared with 2021	2021 compared with 2020
(in millions)	2022	2021	2020	$ Change	$ Change
Operating expenses reflected in net operating income	$(8.2)	$(12.2)	$(16.4)	$4.0	$4.2
Net investment income reflected in non-operating income	(203.5)	74.7	251.7	(278.2)	(177.0)
Impact on income before taxes	$(211.7)	$62.5	$235.3	$(274.2)	$(172.8)

Net income attributable to our interest in the consolidated T. Rowe Price investment products	$(108.3)	$15.6	$84.7	$(123.9)	$(69.1)
Net income attributable to redeemable non-controlling interests (unrelated third-party investors)	(103.4)	46.9	150.6	(150.3)	(103.7)
Impact on income before taxes	$(211.7)	$62.5	$235.3	$(274.2)	$(172.8)

Provision for income taxes

The following table reconciles the statutory federal income tax rate to our effective tax rate for the years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes for current year, net of federal income tax benefits(1)	3.4	3.7	3.8
Net income attributable to redeemable non-controlling interests(2)	1.3	(.1)	(1.2)
Net excess tax benefits from stock-based compensation plans activity	(.4)	(2.1)	(1.9)
Other items	.3	(.1)	.5
Effective income tax rate	25.6%	22.4%	22.2%

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

Our effective tax rate for 2022 was 25.6%, compared with 22.4% for 2021 and 22.2% for 2020. The increase in our effective tax rate in 2022 from 2021 was primarily due to the unfavorable impact of net losses attributable to redeemable non-controlling interests held in our consolidated investment products and a reduction in the discrete tax benefits associated with option exercises and restricted stock vests. Furthermore, our effective tax rate was unfavorably impacted by a valuation allowance recorded to recognize only the portion of a UK-based deferred tax asset that is more likely than not to be realized. These unfavorable impacts were partially offset by the favorable impacts of the reduction of the effective state tax rate due to the full phase-in of the 2018 Maryland state tax legislation and the remeasurement of the contingent consideration liability.

For 2021, the increase in our effective tax rate from 2020 was primarily due to lower net gains attributable to non-controlling interests. We continued to see benefit from the phased-in implementation of the 2018 Maryland state tax legislation and higher discrete tax benefits associated with the settlement of stock-based awards given the rise in our stock price in 2021.

The non-GAAP tax rate primarily adjusts for the impact of the consolidated investment products, including the net income attributable to the redeemable non-controlling interests. Our non-GAAP effective tax rates for 2022, 2021 and 2020 were 24.7%, 22.5%, 23.3%, respectively.

20

Our effective tax rate will continue to experience volatility in future periods as the tax benefits recognized from stock-based compensation are impacted by market fluctuations in our stock price and timing of option exercises. Our U.S. GAAP rate will also be impacted by changes in the proportion of net income that is attributable to our redeemable non-controlling interests and non-controlling interests reflected in permanent equity as well as the remeasurement of the contingent consideration liability.

We currently estimate our GAAP effective tax rate for the full-year 2023 will be in the range of 24.5% to 28.5% and our non-GAAP effective tax rate for the full-year 2023 will be in the range of 24.5% to 27.5%.

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

The following schedules reconcile certain U.S. GAAP financial measures for each of the last three years.

	2022
(in millions)	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(6)	Net income attributable to T. Rowe Price Group	Diluted earnings per share(7)
U.S. GAAP Basis	$4,114.7	$2,373.7	$(425.5)	$498.6	$1,557.9	$6.70
Non-GAAP adjustments:
Acquisition-related non-GAAP adjustments:
Investment and NCI amortization and impairments(1) (Capital allocation-based income and Compensation and related costs)	40.5	57.5	—	15.5	42.0	.18
Acquisition-related retention arrangements(1) (Compensation and related costs)	(70.2)	70.2	—	18.9	51.3	.22
Contingent consideration(1)	161.2	(161.2)	—	(43.3)	(117.9)	(.52)
Intangible assets amortization and impairments(1)	(283.5)	283.5	—	76.2	207.3	.89
Transaction costs(2) (General, admin and other)	(.9)	.9	—	.2	.7	.01
Total acquisition-related non-GAAP adjustments	(152.9)	250.9	—	67.5	183.4	.78
Supplemental savings plan liability(3) (Compensation and related costs)	132.3	(132.3)	139.4	1.9	5.2	.02
Consolidated T. Rowe Price investment products(4)	(6.3)	8.2	203.5	27.8	75.6	.33
Other non-operating income(5)	—	—	58.2	15.5	42.7	.19
Adjusted Non-GAAP Basis	$4,087.8	$2,500.5	$(24.4)	$611.3	$1,864.8	$8.02
20

	2021
(in millions)	Operating expenses	Net operating income	Non-operating income	Provision (benefit) for income taxes(6)	Net income attributable to T. Rowe Price Group	Diluted earnings per share(7)
U.S. GAAP Basis	$3,961.9	$3,710.0	$284.6	$896.1	$3,082.9	$13.12
Non-GAAP adjustments:
Acquisition-related transaction costs(2) (General, admin and other)	(31.9)	31.9	—	7.2	24.7	.11
Supplemental savings plan liability(3) (Compensation and related costs)	(83.0)	83.0	(83.0)	—	—	—
Consolidated T. Rowe Price investment products(4)	(6.7)	12.2	(74.7)	(10.6)	(36.3)	(.16)
Other non-operating income(5)	—	—	(98.2)	(22.2)	(76.0)	(.32)
Adjusted Non-GAAP Basis	$3,840.3	$3,837.1	$28.7	$870.5	$2,995.3	$12.75

	2020
(in millions)	Operating expenses	Net operating income	Non-operating income	Provision (benefit) for income taxes(6)	Net income attributable to T. Rowe Price Group	Diluted earnings per share(7)
U.S. GAAP Basis	$3,461.0	$2,745.7	$496.5	$718.9	$2,372.7	$9.98
Non-GAAP adjustments:
Supplemental savings plan liability(3) (Compensation and related costs)	(111.8)	111.8	(91.1)	7.2	13.5	.06
Consolidated T. Rowe Price investment products(4)	(6.5)	16.4	(251.7)	(19.5)	(65.1)	(.27)
Other non-operating income(5)	—	—	(61.0)	(16.8)	(44.3)	(.19)
Adjusted Non-GAAP Basis	$3,342.7	$2,873.9	$92.7	$689.8	$2,276.8	$9.58

(1)    These non-GAAP adjustments remove the impact of acquisition-related amortization and impairments of intangible assets, the recurring fair value remeasurements of the contingent consideration liability, amortization and impairment of acquired investments and non-controlling interest basis differences, and amortization of compensation-related arrangements. Management believes adjusting for these charges helps the reader's ability to understand our core operating results and to increase comparability period to period.

(2)    This non-GAAP adjustment removes the transaction costs incurred related to the acquisition of OHA. Management believes adjusting for these charges helps the reader's ability to understand our core operating results and to increase comparability period to period.

(3)    This non-GAAP adjustment removes the compensation expense impact from market valuation changes in the supplemental savings plan liability and the related net gains (losses) on investments designated as an economic hedge against the related liability. Amounts deferred under the supplemental savings plan are adjusted for appreciation (depreciation) of hypothetical investments chosen by participants. We use sponsored investment products to economically hedge the exposure to these market movements. Management believes it is useful to offset the non-operating investment income (loss) realized on the economic hedges against the related compensation expense and remove the net impact to help the reader's ability to understand our core operating results and to increase comparability period to period.

(4)    These non-GAAP adjustments remove the impact that the consolidated sponsored investment products have on our U.S. GAAP consolidated statements of income. Specifically, we add back the operating expenses and subtract the investment income of the consolidated sponsored investment products. The adjustment to operating expenses represents the operating expenses of the consolidated products, net of the elimination of related management and administrative fees. The adjustment to net income attributable to T. Rowe Price represents the net income of the consolidated products, net of redeemable non-controlling interests. Management believes the consolidated sponsored investment products may impact the reader’s ability to understand our core operating results.

(5)    This non-GAAP adjustment represents the other non-operating income (loss) and the net gains (losses) earned on our non-consolidated investment portfolio that are not designated as economic hedges of the supplemental savings plan liability and that are not part of the cash and discretionary investment portfolio. Management retains the investment gains recognized on the non-consolidated cash and discretionary investments as these assets and related income (loss) are considered part of
20

our core operations. Management believes adjusting for these non-operating income (loss) items helps the reader’s ability to understand our core operating results and increases comparability to prior years. Additionally, management does not emphasize the impact of the portion of non-operating income (loss) removed when managing and evaluating our performance.

(6)    The income tax impacts were calculated in order to achieve an overall non-GAAP effective tax rate of 24.7% for 2022, 22.5% for 2021 and 23.3% for 2020. We estimate that our effective tax rate for the full-year 2023 on a non-GAAP basis will be in the range of 24.5% to 27.5%.

(7)    This non-GAAP measure was calculated by applying the two-class method to adjusted net income attributable to
    T. Rowe Price Group divided by the weighted-average common shares outstanding assuming dilution. The calculation of net income allocated to common stockholders is as follows:

	Year ended
(in millions)	2022	2021	2020
Adjusted net income attributable to T. Rowe Price Group	$1,864.8	$2,995.3	$2,276.8
Less: net income allocated to outstanding restricted stock and stock unit holders	43.3	77.9	62.4
Adjusted net income allocated to common stockholders	$1,821.5	$2,917.4	$2,214.4

CAPITAL RESOURCES AND LIQUIDITY.

During 2022, stockholders’ equity attributable to T. Rowe Price Group, Inc. decreased from $9.0 billion to $8.8 billion. Tangible book value decreased to $5.8 billion at December 31, 2022.

Sources of Liquidity

We have ample liquidity, including cash and investments in T. Rowe Price products as follows:

(in millions)	12/31/2022	12/31/2021
Cash and cash equivalents	$1,755.6	$1,523.1
Discretionary investments	449.7	554.1
Total cash and discretionary investments	2,205.3	2,077.2
Redeemable seed capital investments	1,120.3	1,300.1
Investments used to hedge the supplemental savings plan liability	760.7	881.5
Total cash and investments in T. Rowe Price products	$4,086.3	$4,258.8

Our discretionary investment portfolio is comprised primarily of short duration bond funds, which typically yield higher than money market rates, and asset allocation products. Of these cash and discretionary investments, $809.1 million at December 31, 2022, and $764.2 million at December 31, 2021 were held by our subsidiaries located outside the U.S. Cash and discretionary investment portfolio experienced market losses of $24.4 million in 2022 compared to market gains of $28.7 million in 2021. Given the availability of our financial resources and cash expected to be generated through future operations, we do not maintain an available external source of additional liquidity.

Our seed capital investments are redeemable, although we generally expect to be invested for several years for the products to build an investment performance history and until unrelated third-party investors substantially reduce our relative ownership percentage.

20

The cash and investment presentation on the consolidated balance sheet is based on how we account for the cash or investment. The following table details how our investments, including those acquired as part of the OHA acquisition, relate to where they are presented in the consolidated balance sheet as of December 31, 2022.

(in millions)	Cash and cash equivalents	Investments	Net assets of consolidated sponsored investment products(1)	Total
Cash and discretionary investments	$1,755.6	$441.6	$8.1	$2,205.3
Seed capital investments	—	320.8	799.5	1,120.3
Investments used to hedge the supplemental savings plan liability	—	760.7	—	760.7
Total cash and investments in T. Rowe Price products attributable to T. Rowe Price	1,755.6	1,523.1	807.6	4,086.3
Investment in UTI and other investments	—	258.5	—	258.5
Investments in affiliated private investment funds(2)	—	641.6	50.0	691.6
Investments in CLOs	—	116.0	—	116.0
Total cash and investments attributable to T. Rowe Price	1,755.6	2,539.2	857.6	5,152.4
Redeemable non-controlling interests	—	—	656.7	656.7
As reported on consolidated balance sheet at December 31, 2022	$1,755.6	$2,539.2	$1,514.3	$5,809.1
(1)The consolidated T. Rowe Price investment products are generally those products we provided seed capital at the time of their formation and we have a controlling interest. These products generally represent U.S. mutual funds as well as those funds regulated outside the U.S. The $8.1 million and the $799.5 million represent the total value at December 31, 2022 of our interest in the consolidated sponsored investment products. The total net assets of consolidated sponsored investment products at December 31, 2022 of $1,514.3 million includes assets of $1,603.4 million less liabilities of $89.1 million as reflected in the consolidated balance sheet in Item 8. Financial Statements of this Form 10-K.
(2)    Includes $190.7 million of non-controlling interests in consolidated entities and represents the portion of these investments, held by third parties, that we cannot sell in order to obtain cash for general operations.

Our consolidated balance sheet reflects the cash and cash equivalents, investments, other assets and liabilities of those sponsored investment products we consolidate, as well as redeemable non-controlling interests for the portion of these sponsored investment products that are held by unrelated third-party investors. Although we can redeem our net interest in these sponsored investment products at any time, we cannot directly access or sell the assets held by the products to obtain cash for general operations. Additionally, the assets of these sponsored investment products are not available to our general creditors. Our interest in these sponsored investment products was used as initial seed capital and is recategorized as discretionary when it is determined by management that the seed capital is no longer needed. We assess the discretionary products and, when we decide to liquidate our interest, we seek to do so in a way as to not impact the product and, ultimately, the unrelated third-party investors.

Uses of Liquidity

We paid $4.80 per share in regular dividends in 2022, an increase of 11.1% over the $4.32 per share paid in 2021. Further, we expended $855.3 million in 2022 to repurchase 6.8 million shares, or 2.9%, of our outstanding common stock at an average price of $126.69 per share. These dividends and repurchases were expended using existing cash balances and cash generated from operations. We will generally repurchase our common stock over time to offset the dilution created by our equity-based compensation plans.

During 2021, our Board of Directors declared a special cash dividend of $3.00 per share, or $699.8 million, on June 14, 2021, that was paid on July 7, 2021. Further, on December 29, 2021, we paid approximately $2.5 billion in cash and issued $881.5 million of T. Rowe Price Group, Inc. common shares, approximately 4.4 million shares, to complete the acquisition of OHA.

20

Since the end of 2019, we have returned $6.8 billion to stockholders through stock repurchases, our regular quarterly dividends, and a special dividend of $3.00 per share in 2021, as follows:

(in millions)	Recurring dividend	Special dividend	Stock repurchases	Total cash returned to stockholders
2020	$846.0	$—	$1,192.2	$2,038.2
2021	1,003.7	699.8	1,136.0	2,839.5
2022	1,108.8	—	855.3	1,964.1
Total	$2,958.5	$699.8	$3,183.5	$6,841.8

We anticipate property and equipment expenditures for the full-year 2023 to be about $350 million, of which more than two-thirds is planned for technology initiatives. We expect to fund our anticipated capital expenditures with operating cash flows and other available resources.

The following tables summarize the cash flows for 2022, 2021 and 2020, that are attributable to T. Rowe Price Group, our consolidated sponsored investment products, and the related eliminations required in preparing the statement.

	2022
	Cash flow attributable to:
(in millions)	T. Rowe Price Group	Consolidated sponsored investment products	Elims	As reported
Cash flows from operating activities
Net income	$1,557.9	$(211.7)	$103.4	$1,449.6
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and impairments of property, equipment and software	225.7	—	—	225.7
Amortization and impairment of acquisition-related assets and retention agreements	420.1	—	—	420.1
Fair value remeasurement of contingent consideration liability	(161.2)	—	—	(161.2)
Stock-based compensation expense	285.4	—	—	285.4
Net losses recognized on investments	314.0	—	(103.4)	210.6
Net change in sponsored investment products used to economically hedge supplemental savings plan liability	(18.8)	—	—	(18.8)
Net change in trading securities held by consolidated sponsored investment products	—	87.9	—	87.9
Other changes in assets and liabilities	(182.8)	46.6	(3.7)	(139.9)
Net cash provided by (used in) operating activities	2,440.3	(77.2)	(3.7)	2,359.4
Net cash provided by (used in) investing activities	(179.3)	(8.7)	146.5	(41.5)
Net cash provided by (used in) financing activities	(2,028.5)	94.4	(142.8)	(2,076.9)
Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment products	—	9.5	—	9.5
Net change in cash and cash equivalents during period	232.5	18.0	—	250.5
Cash and cash equivalents at beginning of year	1,523.1	101.1	—	1,624.2
Cash and cash equivalents at end of period	$1,755.6	$119.1	$—	$1,874.7
20

	2021
	Cash flow attributable to:
(in millions)	T. Rowe Price Group	Consolidated sponsored investment products	Elims	As reported
Cash flows from operating activities
Net income	$3,082.9	$62.5	$(46.9)	$3,098.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and impairments of property, equipment and software	204.8	—	—	204.8
Stock-based compensation expense	274.6	—	—	274.6
Net gains recognized on investments	(169.4)	—	46.9	(122.5)
Net change in sponsored investment products used to economically hedge supplemental savings plan liability	(85.7)	—	—	(85.7)
Net change in trading securities held by consolidated sponsored investment products	—	14.9	—	14.9
Other changes in assets and liabilities	121.1	(51.9)	(1.8)	67.4
Net cash provided by (used in) operating activities	3,428.3	25.5	(1.8)	3,452.0
Net cash provided by (used in) investing activities	(1,134.9)	(16.9)	53.7	(1,098.1)
Net cash provided by (used in) financing activities	(2,922.0)	(14.9)	(51.9)	(2,988.8)
Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment products	—	2.6	—	2.6
Net change in cash and cash equivalents during period	(628.6)	(3.7)	—	(632.3)
Cash and cash equivalents at beginning of year	2,151.7	104.8	—	2,256.5
Cash and cash equivalents at end of period	$1,523.1	$101.1	$—	$1,624.2

	2020
	Cash flow attributable to:
(in millions)	T. Rowe Price Group	Consolidated sponsored investment products	Elims	As reported
Cash flows from operating activities
Net income	$2,372.7	$235.3	$(84.7)	$2,523.3
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and impairments of property, equipment and software	189.6	—	—	189.6
Stock-based compensation expense	246.2	—	—	246.2
Net gains recognized on investments	(274.3)	—	84.7	(189.6)
Net change in sponsored investment products used to economically hedge supplemental savings plan liability	(142.9)	—	—	(142.9)
Net change in trading securities held by consolidated sponsored investment products	—	(798.8)	—	(798.8)
Other changes in assets and liabilities	87.7	6.8	(3.4)	91.1
Net cash provided by (used in) operating activities	2,479.0	(556.7)	(3.4)	1,918.9
Net cash provided by (used in) investing activities	(65.3)	(53.9)	82.9	(36.3)
Net cash provided by (used in) financing activities	(2,043.8)	637.0	(79.5)	(1,486.3)
Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment products	—	1.9	—	1.9
Net change in cash and cash equivalents during period	369.9	28.3	—	398.2
Cash and cash equivalents at beginning of year	1,781.8	76.5	—	1,858.3
Cash and cash equivalents at end of period	$2,151.7	$104.8	$—	$2,256.5

Operating activities
Operating activities attributable to T. Rowe Price Group during 2022 provided cash flows of $2,440.3 million as compared to $3,428.3 million during 2021. Operating cash flows attributable to T. Rowe Price Group decreased $988.0 million, including a $1,525.0 million decrease in net income, a decrease in timing differences on the cash settlement of our assets and liabilities of $303.9 million. These decreases were partially offset by a higher add back of $774.0 million in non-cash adjustments, including unrealized investment gains/losses, depreciation, amortization
20

and impairments of acquisition-related assets and retention arrangements, the fair value remeasurement of the contingent consideration liability, stock-based compensation expense, and other non-cash items. The non-cash adjustments were primarily driven by $314.0 million in net investment losses in 2022 compared to $169.4 million of net investment gains in 2021 as well as $420.1 million in amortization and impairments of acquisition-related assets and retention agreements incurred in 2022. Additionally, in 2022, we had net investments of $18.8 million from certain investment products that economically hedge our supplemental savings plan liability, compared to net investments of $85.7 million in 2021. The remaining change in reported cash flows from operating activities was attributable to the net change in trading securities held in our consolidated investment products’ underlying portfolios.

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
Investing activities
Net cash used in investing activities that are attributable to T. Rowe Price Group totaled $179.3 million in 2022 compared with $1,134.9 million of cash used in investing activities in 2021. During 2022, net proceeds from the sale of certain discretionary investments of $208.5 million were lower compared to $1,577.8 million during 2021 as investments were sold in 2021 to fund part of the consideration paid to complete the acquisition of OHA. In 2022, we also increased the level of seed capital in those sponsored investment products we consolidate by $92.8 million. We eliminate our seed capital in those sponsored investment products we consolidate in preparing our consolidated statements of cash flows. The remaining change in reported cash flows from investing activities of $8.2 million is primarily related to the net cash removed from our balance sheet from consolidating and deconsolidating investment products.

Net cash used in investing activities that are attributable to T. Rowe Price Group totaled $1,134.9 million in 2021, compared with $65.3 million of cash used in investing activities in 2020. During 2021, we used $2,450.8 million as part of the consideration paid to complete the acquisition of OHA. In addition, we increased our property and equipment expenditures by $24.5 million and increased the level of seed capital provided by $29.3 million. We eliminate our seed capital in those sponsored investment products we consolidate in preparing our consolidated statements of cash flows. Decreasing the cash used in investing activities were higher net proceeds from the sale of certain discretionary investments of $1,577.8 million during 2021 compared to net proceeds of $181.7 million during 2020. The remaining change in reported cash flows from investing activities of $37.0 million is primarily related to the net cash removed from our balance sheet from consolidating and deconsolidating investment products.

Financing Activities
Net cash used in financing activities attributable to T. Rowe Price Group totaled $2,028.5 million in 2022 compared with $2,922.0 million in 2021. During 2022, we used $849.8 million to repurchase 6.8 million shares compared to $1.1 billion to repurchase 5.9 million shares in 2021. The $594.5 million decrease in dividends paid in 2022 is a result of a special cash dividend paid in July 2021 that did not recur in 2022, partially offset by the 11.1% increase in our quarterly dividend per share in 2022. In addition, $35.1 million in net distributions to non-controlling interests in consolidated entities increased net cash used in financing activities. The remaining change in reported cash flows from financing activities is primarily attributable to a $18.4 million decrease in net redemptions from redeemable non-controlling interest holders of our consolidated investment products and a $45.4 million increase in cash flow related to common stock issued under stock compensation plans during 2022 compared to 2021.

Net cash used in financing activities attributable to T. Rowe Price Group totaled $2,922.0 million in 2021, compared with $2,043.8 million in 2020. During 2021, there was a $856.1 million increase in dividends paid in 2021 as a result of an 20.0% increase in our quarterly dividend per share and a special dividend paid in July 2021. During 2021, we used $1.1 billion to repurchase 5.9 million shares compared to $1.2 billion to repurchase 10.9 million shares in 2020. The remaining change in reported cash flows from financing activities is primarily attributable to a $624.3 million decrease in net subscriptions received from redeemable non-controlling interest holders of our consolidated
20

investment products and a $85.5 decrease in cash flow related to common stock issued under stock compensation plans during 2021 compared to 2020.

MATERIAL CASH COMMITMENTS.

Our material cash commitments primarily include our obligations under the supplemental savings plan, our lease obligations, and other contractual amounts that will be due for the purchase of goods or services to be used in our operations. Some of these contractual amounts may be cancellable under certain conditions and may involve termination fees. We expect to fund these cash commitments from future cash flows from operations.

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

We also have outstanding commitments to fund additional contributions to investment partnerships totaling $84.7 million. The vast majority of these additional contributions will be made to investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be called under certain circumstances.

As part of the OHA acquisition, T. Rowe Price has committed $500 million to fund OHA products through 2026. As of December 31, 2022, T. Rowe Price has $464.1 million remaining to commit to the OHA products. T. Rowe Price has also entered into certain earnout and other arrangements as part of that acquisition. For more detail on these arrangements, see Note 2 to our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES.

The preparation of financial statements often requires the selection of specific accounting methods and policies from among several acceptable alternatives. Further, significant estimates and judgments may be required in selecting and applying those methods and policies in the recognition of the assets and liabilities in our consolidated balance sheets, the revenues and expenses in our consolidated statements of income, and the information that is contained in our significant accounting policies and notes to the consolidated financial statements. These policies and estimates are considered critical because they had a material impact or are reasonably likely to have a material impact on our consolidated financial statements and because they require management to make significant judgments, assumptions or estimates. Making these estimates and judgments requires the analysis of information concerning events that may not yet be complete and of facts and circumstances that may change over time. Accordingly, actual amounts or future results can differ materially from those estimates that we include currently in our consolidated financial statements, significant accounting policies, and notes.

We present those significant accounting policies used in the preparation of our consolidated financial statements as an integral part of those statements within this 2022 Annual Report on Form 10-K. In the following discussion, we highlight and explain further certain of those policies and estimates that are most critical to the preparation and understanding of our financial statements.

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
20

Our VIEs are primarily sponsored investment products and our variable interest consists of our equity ownership in and investment management fees earned from these entities.

We are the primary beneficiary if we have the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the VIE that could potentially be significant. Our SICAV funds and other sponsored investment products regulated outside the U.S. are determined to be VIEs. In addition, in connection with the OHA acquisition, we acquired certain carried interest entities, which are considered VIEs. These carried interest entities hold interests in general partners of affiliated private investment funds that are also VIEs; however, the carried interest entities are not the primary beneficiaries to these investment funds. At December 31, 2022, we consolidated VIEs with net assets of $1.3 billion.

Other-than-temporary impairments of equity method investments

We evaluate our equity method investments, including our investment in UTI, certain investments in sponsored investment products, and our investments in the affiliated private investment funds, for impairment when events or changes in circumstances indicate that the carrying value of the investment exceeds its fair value, and the decline in fair value is other than temporary. For our investments in our affiliated private investment funds, we consider the length of time and the extent to which market value has been less than cost, any specific events that may influence the operations of the funds and our intent and ability to retain the investment for a period of time to allow for any anticipated recovery in market value. We generally believe an assessment period of four consecutive quarters of sustained market losses is a reasonable period to allow for an anticipated market recovery.

Business Combinations

We account for business combinations under the acquisition method of accounting, whereby we recognize assets acquired and liabilities assumed, including separately identified intangible assets, contingent liabilities, and non-controlling interests, based on the fair value estimates as of the date of the acquisition. Any excess purchase consideration over the fair value of the identified net assets acquired is recognized as goodwill. The accounting for business combinations requires us to make significant estimates and assumptions, especially with respect to intangible assets and the fair value of contingent payment obligations. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in earnings. As a result, if the subsequent actual results and updated projections of the underlying business activity change, compared with the assumptions and projections used to develop these values, we could experience impairment charges which could be material.

Intangible assets acquired in business combinations consist primarily of investment advisory agreements and a trade name. We also acquired certain carried interest entities that primarily hold interests in general partners of affiliated private investment funds with capital allocation-based income arrangements. The fair values of the acquired advisory agreements and the investments with the capital allocation-based income arrangements are based on the net present value of estimated future cash flows attributable to the agreements, which include significant assumptions about revenue growth rate, discount rate and effective tax rate. Our estimates are based on assumptions believed to be reasonable, but are inherently uncertain and unpredictable and, as a result, may differ from actual results. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate amortization expense. If our estimates of the economic lives change, amortization expense could be accelerated or decelerated.

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

20

Intangible asset impairments

As a result of our December 2021 acquisition of OHA, we recorded separately identifiable indefinite-lived and definite-lived intangible assets consisting primarily of investment advisory agreements and a trade name.

Indefinite-lived intangible assets are tested for impairment annually, in the fourth quarter, or more frequently if events or changes in circumstances indicate that it is more likely than not that the intangible asset is impaired. Management must first determine the level at which indefinite-lived intangible assets are tested for impairment (i.e., unit of account). We have concluded that each of the trade name and investment advisory agreements indefinite-lived intangible asset will be considered their own separate unit of account. Once the unit of account is determined, management has the option to first assess indefinite-lived intangible assets for qualitative factors to determine whether it is necessary to perform a quantitative impairment test. If a quantitative impairment test is required, the impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If required, fair value is generally determined using a discounted cash flow analysis where estimated future cash flows are discounted to arrive at a single present value amount. This approach includes inputs that require significant management judgment, the most relevant of which include revenue growth, discount rates, and effective tax rates. Changes in these inputs could produce different fair value amounts and therefore different impairment conclusions. During 2022, our annual impairment review of our indefinite-lived intangible assets determined that both our indefinite-lived investment management agreements intangible asset and trade name were impaired at the review date. These intangible assets were determined to have had triggering events due to a combination of lower than expected cash flows and revenue projections from the most recent fair value determination in December 2021. During 2022, we recognized $116.8 million of non-cash impairment charges on these indefinite-lived intangible assets.

Definite-lived intangible assets are reviewed for impairment whenever events or circumstances indicate that the asset group's carrying amount may not be recoverable (i.e., the carrying amount is less than the undiscounted estimated future cash flows). Management must first determine the level at which definite-lived intangible assets are tested for impairment (i.e., asset group). The determination of the asset group is judgmental and the intangible assets can be grouped based on the lowest level for which identifiable cash flows are largely independent of identifiable cash flows for other groups of assets. Since each affiliated private investment fund has identifiable cash flows separate from other funds, we determined that the asset group for testing is each individual affiliated private investment fund. Once the asset group is identified, we next determine whether there are any triggering events that would cause us to believe that the carrying value would not be recoverable. If there is a triggering event, then we would perform a test of recoverability. Based on that test, if the carrying value is not recoverable, then a fair value measurement is required of the asset group to determine if the fair value is less than the asset group's carrying amount. If required, fair value would be determined using a discounted cash flow analysis where estimated future cash flows are discounted to arrive at a single present value amount. This approach includes inputs that require significant management judgment, the most relevant of which include revenue growth, discount rates, and effective tax rates. Any impairment loss would be the difference between the fair value of the asset group and its carrying amount. During 2022, we determined in the fourth quarter that certain definite-lived intangible assets carrying value were not recoverable due to lower than expected cash flows and revenue projections. Accordingly, during 2022, we recognized a non-cash impairment charge on these intangible assets of $58.2 million.

Goodwill

We internally conduct, manage, and report our operations as one reportable business segment - investment advisory business. This reflects how the chief operating decision maker allocates resources and assesses performance. Accordingly, we have one reporting unit - our investment advisory business, consistent with our single operating segment, to which all goodwill has been assigned.

We evaluate the carrying amount of goodwill in our consolidated balance sheets for possible impairment on an annual basis in the fourth quarter of each year using a fair value approach. Goodwill would be considered impaired whenever our historical carrying amount exceeds the fair value of our investment advisory business. Our annual testing has demonstrated that the fair value of our investment advisory business (our market capitalization) exceeds our carrying amount (our stockholders’ equity) and, therefore, no impairment exists. Should we reach a different conclusion in the future, additional work would be performed to ascertain the amount of the noncash impairment charge to be recognized. We must also perform impairment testing at other times if an event or circumstance occurs indicating that it is more likely than not that an impairment has been incurred. The maximum future impairment of
20

goodwill that we could incur is the amount recognized in our consolidated balance sheets, $2,642.8 million as of December 31, 2022.

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

Our future revenues and results of operations will fluctuate primarily due to changes in the total value and composition of assets under our management. Such changes result from many factors, including, among other things: cash inflows and outflows in the U.S. mutual funds, subadvised funds, separately managed accounts, collective investment trusts, and other investment products, performance fees, capital allocation-based income, fluctuations in global financial markets that result in appreciation or depreciation of the assets under our management, our introduction of new mutual funds and investment products, changes in retirement savings trends relative to participant-directed investments and defined contribution plans, and the impact of the coronavirus pandemic. The ability to attract and retain investors’ assets under our management is dependent on investor sentiment and confidence; the relative investment performance of the T. Rowe Price mutual funds and other managed investment products as compared with competing offerings and market indexes; the ability to maintain our investment management and administrative fees at appropriate levels; the impact of changes in interest rates and inflation; competitive conditions in the mutual fund, asset management, and broader financial services sectors; our level of success in implementing our strategy to expand our business, including our establishment of T. Rowe Price Investment Management as a separate registered investment adviser; and our ability to attract and retain key personnel. Our revenues are substantially dependent on fees earned under contracts with the T. Rowe Price funds and could be adversely affected if the independent directors of one or more of the T. Rowe Price funds terminated or significantly altered the terms of the investment management or related administrative services agreements. Non-operating investment income will also fluctuate primarily due to the size of our investments, changes in their market
20

valuations, and any other-than-temporary impairments that may arise or, in the case of our equity method investments, our proportionate share of the investees’ net income.

Our future results are also dependent upon the level of our expenses, which are subject to fluctuation for the following or other reasons: changes in the level of our advertising and promotion expenses in response to market conditions, including our efforts to expand our investment advisory business to investors outside the U.S. and to further penetrate our distribution channels within the U.S.; the pace and level of spending to support key strategic priorities, including the integration of OHA with and into our business; variations in the level of total compensation expense due to, among other things, bonuses, restricted stock units and other equity grants, other incentive awards, our supplemental savings plan, changes in our employee count and mix, and competitive factors; any goodwill, intangible asset or other asset impairment that may arise; fluctuation in foreign currency exchange rates applicable to the costs of our international operations; expenses and capital costs, such as technology assets, depreciation, amortization, and research and development, incurred to maintain and enhance our administrative and operating services infrastructure; the timing of the assumption of all third party research payments, unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and disruptions of services, including those provided by third parties, such as fund and product recordkeeping, facilities, communications, power, and the mutual fund transfer agent and accounting systems.

Our business is also subject to substantial governmental regulation, and changes in legal, regulatory, accounting, tax, and compliance requirements may have a substantial effect on our operations and results, including, but not limited to, effects on costs that we incur and effects on investor interest in sponsored investment products and investing in general or in particular classes of mutual funds or other investments.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

EQUITY PRICE RISK.

Our investments in sponsored investment products are carried at fair value, and, as such, these investments are subject to market risk. The following table presents the equity price risk from our investments in sponsored investment products. Investments in these products generally moderate market risk as they are diversified and invest in a number of different financial instruments. T. Rowe Price manages its cash and discretionary investments exposure to market risk by diversifying its investments among equity and fixed income portfolios. In addition, investment holdings may be altered from time to time in response to changes in market risks and other factors, as management deems appropriate. We do not actively manage the market risk related to our seed capital investments.

In order to quantify the sensitivity of our investments to changes in market valuations, we have chosen to use a variant of each product's net asset value to quantify the equity price risk, as we believe the volatility in each product's net asset value best reflects the underlying risk potential as well as the market trends surrounding each of its investment objectives. The potential future loss of value, before any income tax benefits, of these investments at December 31, 2022 was determined by using the lower of each product’s lowest net asset value per share during 2022 or its net asset value per share at December 31, 2022, reduced by 10%. In considering this presentation, it is important to note that: not all products experienced their lowest net asset value per share on the same day; it is likely that the composition of the investment portfolio would be changed if adverse market conditions persisted; and we could experience future losses in excess of those presented below.

20

(in millions)	Fair value 12/31/2022	Potential lower value	Potential loss
Investments in sponsored products
Discretionary investments	$242.0	$217.8	$24.2	10%
Seed capital not consolidated	195.1	175.1	20.0	10%
Investments designated as an economic hedge of supplemental savings plan liability	760.7	682.1	78.6	10%
Investments in affiliated collateralized loan obligations	6.4	5.8	.6	9%
Total	$1,197.8	$1,075.0	$122.8	10%
Direct investment in consolidated sponsored investment products
Discretionary investments	$8.1	$7.3	$.8	10%
Seed capital	849.5	761.4	88.1	10%
Total	$857.6	$768.7	$88.9	10%

Investment partnerships and other investments held at fair value	$87.1	$75.9	$11.2	13%

Any losses arising from the change in fair value of investments in T. Rowe Price products would result in a corresponding decrease, net of tax, in our net income attributable to T. Rowe Price Group.

The direct investment in consolidated sponsored investment products represents our portion of the net assets of the product. Upon consolidation of these products, our direct investment is eliminated, and the net assets of the products are combined in our consolidated balance sheet, together with redeemable non-controlling interests, which represents the portion of the products that is owned by unrelated third-party investors. Any losses arising from the change in fair value of our direct investments in consolidated sponsored investment products would also result in a corresponding decrease, net of tax, in our net income attributable to T. Rowe Price Group.

Further, we have investments that are used to economically hedge the change in our supplementary savings plan liability. Since we are hedging the liability, an impact on our net income attributable to T. Rowe Price Group would result from any ineffectiveness of this economic hedge.

CURRENCY TRANSLATION RISK.

Certain of our investments, including a few consolidated sponsored investment products, expose us to currency translation risk when the financial statements are translated into U.S. dollars ("USD"). Our most significant exposure relates to the translation of the financial statements of our equity method investment in UTI ($158.8 million at December 31, 2022). UTI's financial statements are denominated in Indian rupees ("INR") and are translated to USD each reporting period. We do not use derivative financial instruments to manage this currency risk, so both positive and negative fluctuations in the INR against the USD will affect accumulated other comprehensive income and the carrying amount of our investment. We had a cumulative translation loss, net of tax, of $50.5 million at December 31, 2022, related to our investment in UTI. Given the nature of UTI’s business, should conditions deteriorate in markets in which they operate, we are at risk for loss up to our carrying amount.

We operate in several countries outside the U.S. of which the United Kingdom is the most prominent. We incur operating expenses and have assets and liabilities denominated in currencies other than USD associated with these operations, although our revenues are predominately realized in USD. The majority of our currency translation risk on our consolidated balance sheet at December 31, 2022, related to cash and non-consolidated investments of $209.6 million that are denominated in foreign currencies. We do not believe that foreign currency fluctuations materially affect our results of operations.

20

Item 8.Financial Statements.

20

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2022	12/31/2021
ASSETS
Cash and cash equivalents	$1,755.6	$1,523.1
Accounts receivable and accrued revenue	748.7	1,058.3
Investments	2,539.2	2,975.5
Assets of consolidated sponsored investment products ($1,375.6 million at December 31, 2022 and $1,761.5 million at December 31, 2021, related to variable interest entities)	1,603.4	1,962.8
Operating lease assets	279.4	201.2
Property, equipment and software, net	755.7	736.2
Intangible assets	629.8	913.4
Goodwill	2,642.8	2,693.2
Other assets	688.7	445.3
Total assets	$11,643.3	$12,509.0

LIABILITIES
Accounts payable and accrued expenses	$406.7	$431.0
Liabilities of consolidated sponsored investment products ($39.1 million at December 31, 2022 and $36.2 million at December 31, 2021, related to variable interest entities)	89.1	51.5
Operating lease liabilities	329.6	249.2
Accrued compensation and related costs	228.0	256.8
Supplemental savings plan liability	761.2	882.6
Contingent consideration liability	95.8	306.3
Income taxes payable	46.0	77.9
Total liabilities	1,956.4	2,255.3

Commitments and contingent liabilities

Redeemable non-controlling interests	656.7	982.3

STOCKHOLDERS’ EQUITY
Preferred stock, undesignated, $.20 par value—authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value—authorized 750,000,000; issued 224,310,000 shares at December 31, 2022 and 229,175,000 at December 31, 2021	44.9	45.8
Additional capital in excess of par value	437.9	919.8
Retained earnings	8,409.7	8,083.6
Accumulated other comprehensive loss	(53.0)	(26.5)
Total stockholders' equity attributable to T. Rowe Price Group, Inc.	8,839.5	9,022.7
Non-controlling interests in consolidated entities	190.7	248.7
Total permanent stockholders' equity	9,030.2	9,271.4
Total liabilities, redeemable non-controlling interests and permanent stockholders’ equity	$11,643.3	$12,509.0

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	2022	2021	2020
Revenues
Investment advisory fees	$5,969.1	$7,098.1	$5,693.1
Capital allocation-based income	(54.3)	—	—
Administrative, distribution, and servicing fees	573.6	573.8	513.6
Net revenues	6,488.4	7,671.9	6,206.7

Operating expenses
Compensation and related costs	2,320.8	2,383.0	2,182.4
Distribution and servicing costs	301.5	373.9	278.5
Advertising and promotion	97.3	100.2	83.7
Product and recordkeeping related costs	300.1	236.3	155.5
Technology, occupancy, and facility costs	560.5	484.9	444.8
General, administrative, and other	412.2	383.6	316.1
Change in fair value of contingent consideration	(161.2)	—	—
Acquisition-related amortization and impairment costs	283.5	—	—
Total operating expenses	4,114.7	3,961.9	3,461.0

Net operating income	2,373.7	3,710.0	2,745.7

Non-operating income (loss)
Net gains (losses) on investments	(204.7)	215.8	246.8
Net gains (losses) on consolidated investment products	(203.5)	74.7	251.7
Other losses	(17.3)	(5.9)	(2.0)
Total non-operating income (loss)	(425.5)	284.6	496.5

Income before income taxes	1,948.2	3,994.6	3,242.2
Provision for income taxes	498.6	896.1	718.9
Net income	1,449.6	3,098.5	2,523.3
Less: net income (loss) attributable to redeemable non-controlling interests	(108.3)	15.6	150.6
Net income attributable to T. Rowe Price Group	$1,557.9	$3,082.9	$2,372.7

Earnings per share on common stock of T. Rowe Price Group
Basic	$6.73	$13.25	$10.08
Diluted	$6.70	$13.12	$9.98
The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	2022	2021	2020
Net income	$1,449.6	$3,098.5	$2,523.3
Other comprehensive income (loss)
Currency translation adjustments:
Consolidated sponsored investment products—variable interest entities	(34.9)	(37.7)	57.8
Reclassification gains recognized in non-operating investment income upon deconsolidation of certain sponsored investment products	(3.0)	(2.4)	(.7)
Total currency translation adjustments of consolidated sponsored investment products—variable interest entities	(37.9)	(40.1)	57.1
Equity method investments	(14.6)	7.0	2.1
Reclassification adjustment recognized upon partial disposition of equity method investment	—	—	7.5
Total equity method investments	(14.6)	7.0	9.6
Other comprehensive income (loss) before income taxes	(52.5)	(33.1)	66.7
Net deferred tax benefits	5.0	3.4	(11.8)
Total other comprehensive income (loss)	(47.5)	(29.7)	54.9
Total comprehensive income	1,402.1	3,068.8	2,578.2
Less: comprehensive income (loss) attributable to redeemable non-controlling interests	(129.1)	(10.6)	185.5
Comprehensive income attributable to T. Rowe Price Group	$1,531.2	$3,079.4	$2,392.7

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2022	2021	2020
Cash flows from operating activities
Net income	$1,449.6	$3,098.5	$2,523.3
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and impairment of property, equipment and software	225.7	204.8	189.6
Amortization and impairment of acquisition-related assets and retention arrangements	420.1	—	—
Fair value remeasurement of contingent consideration liability	(161.2)	—	—
Stock-based compensation expense	285.4	274.6	246.2
Net gains recognized on other investments	210.6	(122.5)	(189.6)
Net investments in sponsored investment products used to economically hedge supplemental savings plan liability	(18.8)	(85.7)	(142.9)
Net change in securities held by consolidated sponsored investment products	87.9	14.9	(798.8)
Other changes in assets and liabilities	(139.9)	67.4	91.1
Net cash provided by operating activities	2,359.4	3,452.0	1,918.9

Cash flows from investing activities
Purchases of sponsored investment products	(55.1)	(48.0)	(272.4)
Dispositions of sponsored investment products	263.6	1,625.8	454.1
Net cash of sponsored investment products on consolidation (deconsolidation)	(8.7)	(16.9)	(53.9)
Additions to property and equipment	(237.6)	(239.1)	(214.6)
Acquisition, net of cash acquired	—	(2,450.8)	—
Other investing activity	(3.7)	30.9	50.5
Net cash used in investing activities	(41.5)	(1,098.1)	(36.3)

Cash flows from financing activities
Repurchases of common stock	(849.8)	(1,138.5)	(1,201.9)
Common share issuances under stock-based compensation plans	(36.2)	(81.6)	3.9
Dividends paid to common stock and equity-award holders	(1,107.4)	(1,701.9)	(845.8)
Net distributions to non-controlling interests in consolidated entities	(35.1)	—	—
Net subscriptions (redemptions) from redeemable non-controlling interest holders	(48.4)	(66.8)	557.5
Net cash used in financing activities	(2,076.9)	(2,988.8)	(1,486.3)
Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment products	9.5	2.6	1.9
Net change in cash and cash equivalents during period	250.5	(632.3)	398.2
Cash and cash equivalents at beginning of period, including $101.1 million at December 31, 2021, $104.8 million at December 31, 2020 and $76.5 million at December 31, 2019 held by consolidated sponsored investment products	1,624.2	2,256.5	1,858.3
Cash and cash equivalents at end of period, including $119.1 million at December 31, 2022, $101.1 million at December 31, 2021, and $104.8 million at December 31, 2020, held by consolidated sponsored investment products	$1,874.7	$1,624.2	$2,256.5

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (shares in thousands; dollars in millions)

	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	Non-controlling interests in consolidated entities	Total permanent stockholders' equity	Redeemable non-controlling interests
Balances at December 31, 2019	235,214	$47.0	$654.6	$6,443.5	$(43.0)	$7,102.1	$—	$7,102.1	$1,121.0
Net income	—	—	—	2,372.7	—	2,372.7	—	2,372.7	150.6
Other comprehensive income (loss), net of tax	—	—	—	—	20.0	20.0	—	20.0	34.9
Dividends declared ($3.60 per share)	—	—	—	(846.1)	—	(846.1)	—	(846.1)	—
Common stock-based compensation plans activity:
Shares issued upon option exercises	2,194	.5	95.5	—	—	96.0	—	96.0	—
Restricted shares issued, net of shares withheld for taxes	8	—	—	—	—	—	—	—	—
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	1,457	.3	(92.0)	—	—	(91.7)	—	(91.7)	—
Stock-based compensation expense	—	—	246.2	—	—	246.2	—	246.2	—
Restricted stock units issued as dividend equivalents	—	—	.3	(.3)	—	—	—	—	—
Common shares repurchased	(10,908)	(2.2)	(250.0)	(940.0)	—	(1,192.2)	—	(1,192.2)	—
Net subscriptions into sponsored investment products	—	—	—	—	—	—	—	—	563.3
Net deconsolidations of sponsored investment products	—	—	—	—	—	—	—	—	(308.1)
Balances at December 31, 2020	227,965	45.6	654.6	7,029.8	(23.0)	7,707.0	—	7,707.0	1,561.7
Net income	—	—	—	3,082.9	—	3,082.9	—	3,082.9	15.6
Other comprehensive income (loss), net of tax	—	—	—	—	(3.5)	(3.5)	—	(3.5)	(26.2)
Dividends declared ($4.32 per share)	—	—	—	(1,003.5)	—	(1,003.5)	—	(1,003.5)	—
Special cash dividend declared ($3.00 per share)	—	—	—	(699.5)	—	(699.5)	—	(699.5)	—
Common stock-based compensation plans activity:
Shares issued upon option exercises	1,206	.2	46.8	—	—	47.0	—	47.0	—
Restricted shares issued, net of shares withheld for taxes	6	—	—	—	—	—	—	—	—
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	1,492	.3	(128.0)	—	—	(127.7)	—	(127.7)	—
Stock-based compensation expense	—	—	274.6	—	—	274.6	—	274.6	—
Restricted stock units issued as dividend equivalents	—	—	.6	(.7)	—	(.1)	—	(.1)	—
Common shares repurchased	(5,941)	(1.2)	(809.4)	(325.4)	—	(1,136.0)	—	(1,136.0)	—
Common shares issued for acquisition	4,447	.9	880.6	—	—	881.5	—	881.5	—
Non-controlling interests	—	—	—	—	—	—	248.7	248.7
Net redemptions into sponsored investment products	—	—	—	—	—	—	—	—	(67.7)
Net deconsolidations of sponsored investment products	—	—	—	—	—	—	—	—	(501.1)
Balances at December 31, 2021	229,175	$45.8	$919.8	$8,083.6	$(26.5)	$9,022.7	$248.7	$9,271.4	$982.3

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (shares in thousands; dollars in millions)

	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	Non-controlling interests in consolidated entities	Total permanent stockholders' equity	Redeemable non-controlling interests
Balances at December 31, 2021	229,175	$45.8	$919.8	$8,083.6	$(26.5)	$9,022.7	$248.7	$9,271.4	$982.3
Net income (loss)	—	—	—	1,557.9	—	1,557.9	(22.9)	1,535.0	(108.3)
Other comprehensive loss, net of tax	—	—	—	—	(26.5)	(26.5)	—	(26.5)	(21.0)
Dividends declared ($4.80 per share)	—	—	—	(1,108.7)	—	(1,108.7)	—	(1,108.7)	—
Common stock-based compensation plans activity:
Shares issued upon option exercises	522	.1	28.2	—	—	28.3	—	28.3	—
Restricted shares withheld for taxes, net of shares issued	9	—	—	—	—	—	—	—	—
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	1,355	.3	(64.6)	—	—	(64.3)	—	(64.3)	—
Stock-based compensation expense	—	—	285.4	—	—	285.4	—	285.4	—
Restricted stock units issued as dividend equivalents	—	—	.5	(.5)	—	—	—	—	—
Common shares repurchased	(6,751)	(1.3)	(731.4)	(122.6)	—	(855.3)	—	(855.3)	—
Net distributions to non-controlling interests in consolidated entities	—	—	—	—	—	—	(35.1)	(35.1)	—
Net redemptions from sponsored investment products	—	—	—	—	—	—	—	—	(49.3)
Net deconsolidations of sponsored investment products	—	—	—	—	—	—	—	—	(147.0)
Balances at December 31, 2022	224,310	$44.9	$437.9	$8,409.7	$(53.0)	$8,839.5	$190.7	$9,030.2	$656.7
(1) Accumulated other comprehensive income

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PREPARATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

T. Rowe Price Group, Inc. derives its consolidated revenues and net income primarily from investment advisory services that its subsidiaries provide to individual and institutional investors in the T. Rowe Price U.S. mutual funds ("U.S. mutual funds"), subadvised funds, separately managed accounts, collective investment trusts, and other T. Rowe Price products. The other T. Rowe Price products include: open-ended investment products offered to investors outside the U.S., products offered through variable annuity life insurance plans in the U.S., affiliated private investment funds and collateralized loan obligations. We also provide certain investment advisory clients with related administrative services, including distribution, mutual fund transfer agent, accounting, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; brokerage; trust services; and non-discretionary advisory services through model delivery.

On December 29, 2021, we completed our acquisition of Oak Hill Advisors, L.P., a leading alternative credit manager, and other entities that have common ownership (collectively, "OHA"). We acquired 100% of the equity interests of Oak Hill Advisors, L.P., 100% of the equity interests in entities that make co-investments in certain affiliated private investment funds (the "co-investment entities") and a majority of the equity interests in entities that have interests in general partners of affiliated private investment funds and are entitled to a disproportionate allocation of income (the "carried interest entities"). The acquisition accelerated our expansion into alternatives investment markets and complemented our existing global platform and ongoing strategic initiatives in our core investments and distribution capabilities. OHA and its advisory affiliates provide investment advisory, asset management and other advisory services primarily to affiliated private investment funds and private accounts investing in leveraged loans, high yield bonds, structured products, private lending, distressed securities and turnaround investments.

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

U.S. INFLATION REDUCTION LEGISLATION.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 ("IRA"). The IRA establishes new tax provisions and various incentives and tax credits. Among other things, the IRA created a 15% minimum tax on adjusted book income effective for taxable years beginning after December 31, 2022 as well as an excise tax of 1% on stock repurchases, net of stock issuances, for publicly traded companies effective for net stock repurchases made after December 31, 2022. We do not believe the impact of the IRA’s provisions will be material to our financial position and results of operations.

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

Consolidation

Our consolidated financial statements include the accounts of all subsidiaries and sponsored investment products in which we have a controlling interest. We are deemed to have a controlling interest when we own the majority of a voting interest entity ("VOE") or are deemed to be the primary beneficiary of a variable interest entity ("VIE"). We perform an analysis of our investments to determine if the investment entity is a VOE or a VIE. Our analysis involves judgment and considers several factors, including an entity’s legal organization, capital structure, the rights of the equity investment holders, our ownership interest in the entity, and our contractual involvement with the entity. We continually review and reconsider our VOE or VIE conclusions upon the occurrence of certain events, such as changes to our ownership interest, changes to an entity’s legal structure, or amendments to governing documents. All material accounts and transactions between consolidated entities are eliminated in consolidation.

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

Our Luxembourg-based SICAV funds, and other sponsored investment products regulated outside the U.S., were determined to be VIEs. In addition, as part of the OHA acquisition, we acquired a majority of the carried interest entities. These carried interest entities are considered VIEs and T. Rowe Price is determined to be the primary beneficiary.

Further, our carried interest entities hold general partner interests in affiliated private investment funds that are VIEs, though these carried interest entities were determined to not be the primary beneficiary. Therefore, these affiliated private investment funds are not consolidated.

Redeemable non-controlling interests
We recognize redeemable non-controlling interests for the portion of the net assets of our consolidated sponsored investment products held by unrelated third-party investors as their interests are convertible to cash and other assets at their option. As such, we reflect redeemable non-controlling interests as temporary equity in our consolidated balance sheets.

Non-controlling interests in consolidated entities
We recognize non-controlling interests in the consolidated carried interest entities and present it as a component of permanent equity in our consolidated balance sheets. The non-controlling interests represent the minority interest held by limited partnerships controlled by employees, one of which is a member of our Board of Directors. Income (loss) is allocated to these non-controlling interests based on the contractual arrangements that govern the allocation of income (loss).

20

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

Investments

Investments held at fair value
Investments in sponsored investment products have been made for both general corporate investment purposes and to provide seed capital for newly formed products. Those investments that we do not consolidate are carried at fair value using the quoted closing NAV per share of each fund as of the balance sheet date. The underlying investments held by our consolidated sponsored investment products retain investment company specialized accounting in consolidation, are considered securities held in a trading account for cash flow reporting purposes, and are valued in accordance with the valuation and pricing policy used to value our assets under management which is further described in the Revenue Recognition policy below.
We elected to value our interest in investment partnerships, for which market prices or quotations are not readily available, at fair value using the NAV per share as a practical expedient.

Changes in the fair values of all these investments are reflected in non-operating income in our consolidated statements of income.

Equity method investments
Equity method investments consist of investments in entities, including sponsored investment products, for which we have the ability to exercise significant influence over the operating and financial policies of the investee. The carrying values of these investments are adjusted to reflect our proportionate share of the investee's net income or loss, any unrealized gain or loss resulting from the translation of foreign-denominated financial statements into U.S. dollars, and dividends received. Our proportionate share of income or loss is included in non-operating income in our consolidated statements of income. As permitted under existing accounting guidance, we adopted a policy by which we recognize our share of UTI Asset Management Company Limited’s ("UTI") earnings on a quarter lag as current financial information is not available in a timely manner. The basis difference between our carrying value and our proportionate share of UTI’s book value is primarily related to consideration paid in excess of the stepped-up basis of assets and liabilities on the date of purchase.

Investments in affiliated private investment funds
The investments in affiliated private investment funds - carried interest represent interests in general partners of affiliated private investment funds that have arrangements that entitle them to a disproportionate allocation of income, which is also referred to as carried interest. We account for these investments as financial instruments under ASC 323, Investments – Equity Method and Joint Ventures ("ASC 323") since the general partner has significant governance rights in the investment funds in which it invests, which demonstrate significant influence. The income earned is recognized as capital-allocation based income in our consolidated statements of income.

Held to Maturity
Investments in rated notes of certain European collateralized loan obligation funds are designated as held-to-maturity and carried on the balance sheet at amortized cost.

Concentration of risk

Concentration of credit risk in accounts receivable is believed to be minimal in that our clients generally have substantial assets, including those in the investment portfolios we manage for them.

20

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

Intangible assets

Intangible assets consist primarily of acquired investment advisory agreements and the OHA trade name. The fair values of the acquired investment advisory agreements are based on the net present value of estimated future cash flows attributable to the agreements, which include significant assumptions related to revenue, discount rate, and effective tax rate. The investment advisory agreement intangible assets are amortized using the straight-line method over their estimated useful lives unless the asset is determined to have an indefinite life as there is no foreseeable limit on the contract period. The weighted average remaining useful life of definite-lived intangibles assets is approximately 6.5 years.

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
20

recoverability test by comparing the estimated undiscounted future cash flows attributable to the asset group in question to the asset group’s carrying amount. If the undiscounted estimated future cash flows are less than the carrying amount of the asset, the asset’s cost is adjusted to fair value and an impairment loss is recognized.

Goodwill

We internally conduct, manage, and report our operations as one investment advisory business. This reflects how the chief operating decision maker allocates resources and assesses performance. Accordingly, we have one reporting unit - investment advisory business, consistent with our single operating segment, to which all goodwill has been assigned.

We evaluate the carrying amount of goodwill in our consolidated balance sheets for possible impairment on an annual basis in the fourth quarter of each year using a fair value approach. Our evaluations have indicated that no impairment exists.

Revenue recognition

Our revenue is earned from investment advisory, administrative, and distribution services we provide to our clients as well as capital allocation-based income. Each distinct service we promise in our agreements is considered a performance obligation and is the basis for determining when we recognize revenue. The fees are allocated to each distinct performance obligation and we recognize revenue when, or as, we satisfy our promises. The consideration for our services is generally variable and included in net revenues, when it is improbable that a significant reversal could occur in the future. For certain client agreements, we have the discretion to hire a third party to provide services to our clients. In these circumstances, we are generally deemed to control the services before transferring them to our clients, and accordingly present the revenues gross of the related third-party costs. The timing of when we bill our clients and related payment terms vary in accordance with agreed-upon contractual terms. For the majority of our agreements, billing occurs after we have recognized revenue, which results in accounts receivable and accrued revenue. For an insignificant portion of our contracts, billing occurs in advance of providing services, which results in deferred revenue within the accounts payable and accrued expenses line of our consolidated balance sheets.

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
Investment advisory agreements with sponsored investment products regulated outside the U.S. generally have two performance obligations; one for investment management and one for distribution. For these agreements, we allocate the management fee to each performance obligation using our best estimate of the standalone fee of each of these services. The performance obligation for providing investment management services, like our other advisory contracts, is satisfied over time and revenue is recognized as time passes. The performance obligation for distribution is satisfied at the point in time when an investor makes an investment into the product. Accordingly, a portion of the investment advisory fees earned from these products relate to distribution performance obligations that were satisfied during prior periods. These distribution fees are reported within the investment advisory fees line of our consolidated statements of income.
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
20

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

Investment advisory fees also include fees earned from affiliated private investment funds or private accounts that are determined either monthly or quarterly and are generally based on the fund’s or account's net asset value or invested capital. Investment advisory fees earned from CLOs include senior collateral management fees and subordinated collateral management fees, which are generally determined quarterly based on the sum of collateral principal amounts and the aggregate principal amount of all defaulted obligations. If amounts distributable on any payment date are insufficient to pay the collateral management fee according to the priority of payments, any shortfall is deferred and payable on subsequent payment dates.

We recognize performance-based incentive fees in connection with the investment advisory agreements from certain separately managed and subadvised accounts. We are entitled to receive performance-based incentive fees when the return on investment assets exceeds a certain benchmark return. In such arrangements, these incentive fees are recognized at the end of the measurement period when the performance benchmark or contractual outperformance has been achieved. Performance-based incentive fees are considered a form of variable consideration, and as such these fees are subject to potential reversal up until the end of the measurement period (which is generally one year) when the performance-based incentive fees become fixed, determinable, and are not subject to significant reversal. There are no significant judgments made when determining the performance-based incentive fees.

Administrative, distribution, and servicing fees

Administrative fees
The administrative services we provide include distribution, mutual fund transfer agent, accounting and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; brokerage; trust services; and non-discretionary advisory services through model delivery.

The administrative service agreements with the U.S. mutual funds for accounting oversight, transfer agency, and recordkeeping services generally have one performance obligation as the promised services in each agreement are not separately identifiable from other promises in the agreement and, therefore, are not distinct. The fees for performing these services are earned based on basis points of the related assets under management and represent variable consideration. The fees are generally constrained and are recognized as revenue when costs are incurred to perform the services.

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

20

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

Capital allocation-based income

This represents the income earned from investments in affiliated private investment funds with arrangements that are entitled to a disproportionate allocation of income, which is also known as carried interest. These investments are accounted for under ASC 323 and the income recognized represents the proportionate share of the income or loss of the fund assuming the fund was liquidated as of each reporting date pursuant to each investment fund's governing agreements. Capital allocation-based income will fluctuate period-to-period to reflect the adjustment to accrued carried interest for the change in value of the affiliated funds' underlying investments assuming the value was realized as of the end of the period, regardless of whether the fund's underlying investments have been realized. The realization of accrued carried interest occurs over a number of years. Accordingly, this income is accounted for outside of the scope of ASC 606, Revenue Recognition, and recorded as part of capital allocation-based income in our consolidated statements of income. A portion of this income is allocated to non-controlling interest holders and is reflected as compensation expense.
Advertising

Costs of advertising are expensed the first time that the advertising takes place.

Stock-based compensation

We maintain three stockholder-approved employee long-term incentive plans (2020 Long-Term Incentive Plan, 2012 Long-Term Incentive Plan, and 2004 Stock Incentive Plan (collectively, the LTI Plans), and two stockholder-approved non-employee director plans (2017 Non-Employee Director Equity Plan and 2007 Non-Employee Director Equity Plan, collectively the Director Plans). We believe that our stock-based compensation programs align the interests of our employees and directors with those of our common stockholders. As of December 31, 2022, a total of 10,437,953 shares were available for future grant under the 2020 Long-Term Incentive Plan and the 2017 Non-Employee Director Equity Plan (2017 Plan).

Under our LTI Plans, we have issued restricted stock units to employees that settle in shares of our common stock after vesting. Vesting of these awards is based on the individual continuing to render service over an average 5.0 year graded schedule. All restricted stock unit holders receive non-forfeitable cash dividends and cash dividend equivalents, respectively, on our dividend payable date. We are also authorized to grant qualified incentive and nonqualified fixed stock options with a maximum term of 10 years. We have not granted options to employees since 2015.

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
20

Earnings per share

We compute our basic and diluted earnings per share under the two-class method, which considers our outstanding restricted shares and stock units, on which we pay non-forfeitable dividends as if they were a separate class of stock.

Comprehensive income

The components of comprehensive income are presented in a separate statement following our consolidated statements of income and include net income and the change in our currency translation adjustments. The currency translation adjustments result from translating our proportionate share of the financial statements of our equity method investment in UTI, and certain consolidated sponsored investment products into U.S. dollars. Assets and liabilities are translated into U.S. dollars using year-end exchange rates, and revenues and expenses are translated using weighted-average exchange rates for the period.

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

NOTE 2 - ACQUISITION.

As discussed in Note 1, on December 29, 2021, T. Rowe Price Group, Inc. and certain wholly-owned subsidiaries completed the acquisition of Oak Hill Advisors, L.P., a leading alternative credit manager, and other entities that have common ownership (collectively, "OHA").

The upfront purchase consideration transferred included cash consideration of $2,487.4 million, and 4.4 million shares of common stock valued at $881.5 million. The upfront purchase consideration included the retirement of $217.1 million of OHA debt. An additional $8.5 million of cash was paid to the sellers in June 2022 following the finalization of the purchase consideration. The equity consideration transferred was restricted from sale for one year. In addition, contingent consideration in the amount of up to $900.0 million in cash may be due as part of an earnout payment starting in 2025 and ending in 2027, upon satisfying or exceeding certain defined revenue targets. These defined revenue targets are evaluated on a cumulative basis beginning at the end of 2024, with the ability to extend two additional years if the defined revenue targets are not achieved. The earnout amount is subject to a proportional reduction if OHA's actual revenue at the end of the earnout period does not meet the defined revenue targets and could result in no earnout payout if OHA's actual revenue falls below 75% of the defined revenue target. About 22% of the earnout is conditioned upon continued service with T. Rowe Price and was excluded from the purchase consideration transferred as further discussed in Compensation Arrangements below. The portion of the earnout which is not conditioned upon continued service with T. Rowe Price had a fair value of $95.8 million and $306.3 million at December 31, 2022 and 2021, respectively, and is recorded as a contingent consideration liability in our consolidated balance sheets.

20

The following table sets forth the preliminary and revised fair values of the assets acquired and liabilities assumed in connection with the acquisition:

(in millions)	Acquisition date fair value	Adjustments	Revised fair value
Cash and cash equivalents	$22.1	$—	$22.1
Accounts receivable and accrued revenue	122.2	—	122.2
Investments	891.0	—	891.0
Property, equipment and software, net	22.4	—	22.4
Operating lease asset	101.5	—	101.5
Intangible assets	913.4	—	913.4
Goodwill	2,027.5	(50.4)	1,977.1
Other assets	27.2	—	27.2
Total assets	4,127.3	(50.4)	4,076.9

Accounts payable and accrued expenses	$133.3	$—	$133.3
Operating lease liability	114.1	—	114.1
Deferred tax liabilities, included in other assets in the consolidated balance sheet	125.7	(9.6)	116.1
Contingent consideration liability	306.3	(49.3)	257.0
Total liabilities	679.4	(58.9)	620.5
Total identifiable net assets	$3,447.9	$8.5	$3,456.4

The adjustments to the acquisition date fair values are a result of new information obtained about facts that existed as of the acquisition date.

As part of the acquisition, T. Rowe Price Group, Inc. incurred approximately $31.9 million of acquisition-related costs in 2021 that are included in general, administrative and other expenses in our 2021 consolidated statement of income. We incurred additional $.9 million of acquisition-related costs during 2022.

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

The separately identified intangible assets at acquisition close included an indefinite-lived trade name of $134.7 million and both indefinite- and definite-lived investment advisory agreements totaling $778.7 million.

See Note 10 for more details on goodwill and the intangible assets.

INVESTMENTS

As part of the OHA acquisition, investments in affiliated private investment funds were recorded at fair value of $761.1 million as of the acquisition date. The difference of $375.0 million between the carrying value of these investments on OHA’s books and their fair value represented the basis difference, of which $306.5 million is being amortized on a straight-line basis over the funds’ estimated weighted average life of 5.9 years at acquisition. Since T. Rowe Price acquired the majority, but not 100% of the equity interest in these carried interest entities, non-controlling interests were recorded in permanent stockholders' equity at a fair value of $248.7 million as of the
20

acquisition date. The fair value of these non-controlling interests included a basis difference of $154.3 million, of which $129.1 million is attributable to funds with a definite life and is being amortized on a straight-line basis over the funds’ estimated weighted average life of 5.9 years at acquisition. The non-controlling interests are held by employees that participate in the management of the investments in affiliated private investment funds and therefore profit and loss allocations is reflected as compensation expense in the consolidated statements of income.

COMPENSATION ARRANGEMENTS

In connection with the OHA acquisition, a portion of the upfront purchase consideration and future payments to sellers or employees related to other compensation arrangements were conditioned upon continued service or a future performance period. These arrangements are treated as post-combination compensation expense recognized over a period of three to five years, and had an aggregate fair value of $459.9 million as of the acquisition closing date. These arrangements include an agreement among certain sellers whereby $283.2 million of their upfront purchase consideration would be forfeited and redistributed among the other sellers who are party to the agreement if employment with T. Rowe Price or an affiliate was voluntarily terminated prior to the fifth anniversary of the acquisition date. Additionally, these arrangements include about 22% of the total earnout with a fair value of $88.2 million as of December 31, 2021, and $58.3 million in retention bonuses that will be paid to certain employees of OHA following the completion of a service period. The aggregate fair value of $459.9 million also includes an agreement, referred to as the Value Creation Agreement, whereby certain employees of OHA will receive incentive payments in the aggregate equal to 10% of the appreciated value of the OHA business, subject to an annualized preferred return to T. Rowe Price, on the fifth anniversary of the acquisition date. The fair value of the earnout and Value Creation Agreement will be remeasured each reporting period and recognized over the related service periods. See Note 6 for more information on the Value Creation Agreement.

CASH FLOW INFORMATION

For the 2021 statement of cash flow, there were non-cash financing activities of $881.5 million for the issuance of T. Rowe Price Group, Inc. common stock as part of the purchase consideration and non-cash investing activities of $306.3 million related to the contingent consideration for the earnout.

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

NOTE 3 – CASH EQUIVALENTS.

Cash equivalent investments in the T. Rowe Price money market mutual funds aggregate to $1,412.0 million at December 31, 2022, and $1,183.9 million at December 31, 2021. Dividends earned on these investments totaled $30.0 million in 2022, $0.3 million in 2021, and $4.2 million in 2020.

20

NOTE 4 – INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Revenues earned during the years ended December 31, 2022, 2021 and 2020, under agreements with clients include:

	2022
		Administrative, distribution, and servicing fees
(in millions)	Investment advisory fees	Administrative fees	Distribution and servicing fees	Capital allocation-based income	Net revenues
U.S. mutual funds	$3,486.2	$338.3	$92.2	$—	$3,916.7
Subadvised funds, separate accounts, collective investment trusts, and other investment products	2,482.9	16.1	—	(54.3)	2,444.7
Other clients	—	127.0	—	—	127.0
	$5,969.1	$481.4	$92.2	$(54.3)	$6,488.4

	2021
		Administrative, distribution, and servicing fees
(in millions)	Investment advisory fees	Administrative fees	Distribution and servicing fees	Net revenues
U.S. mutual funds	$4,388.9	$333.4	$120.3	$4,842.6
Subadvised funds, separate accounts, collective investment trusts, and other investment products	2,709.2	—	—	2,709.2
Other clients	—	120.1	—	120.1
	$7,098.1	$453.5	$120.3	$7,671.9

	2020
		Administrative, distribution, and servicing fees
(in millions)	Investment Advisory Fees	Administrative Fees	Distribution and servicing fees	Net Revenues
U.S. mutual funds	$3,639.9	$291.3	$111.3	$4,042.5
Subadvised funds, separate accounts, collective investment trusts, and other investment products	2,053.2	—	—	2,053.2
Other clients	—	111.0	—	111.0
	$5,693.1	$402.3	$111.3	$6,206.7

The following table details the investment advisory fees earned from clients by their underlying asset class.

(in millions)	2022	2021	2020
U.S. mutual funds
Equity	$2,415.3	$3,118.5	$2,440.4
Fixed income, including money market	261.4	245.2	266.5
Multi-asset	809.5	1,025.2	933.0
	3,486.2	4,388.9	3,639.9
Subadvised funds, separate accounts, collective investment trusts, and other investment products
Equity and blended assets	1,344.4	1,781.4	1,326.3
Fixed income, including money market	166.0	164.6	149.3
Multi-asset	699.4	763.2	577.6
Alternatives	273.1	—	—
	2,482.9	2,709.2	2,053.2
Total	$5,969.1	$7,098.1	$5,693.1

20

The following table summarizes the investment portfolios and assets under management on which we earned investment advisory fees.

(in billions)	Average during			As of December 31,
	2022	2021	2020	2022	2021
U.S. mutual funds
Equity	$424.9	$540.4	$417.0	$369.8	$553.9
Fixed income, including money market	81.0	86.4	76.8	73.8	85.3
Multi-Asset	199.8	229.8	193.9	184.2	232.2
	705.7	856.6	687.7	627.8	871.4
Subadvised funds, separate accounts, collective investment trusts, and other investment products
Equity	338.7	431.6	321.3	294.4	438.8
Fixed income, including money market	92.4	91.3	82.1	93.2	90.4
Multi-Asset	218.9	219.8	156.8	215.9	245.5
Alternatives	42.7	—	—	43.4	41.7
	692.7	742.7	560.2	646.9	816.4
Total	$1,398.4	$1,599.3	$1,247.9	$1,274.7	$1,687.8

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for about 9.1% and 9.9% of our assets under management at December 31, 2022 and 2021, respectively.

Total net revenues earned from sponsored investment products totaled $5,326.3 million in 2022, $6,259.3 million in 2021, and $5,044.3 million in 2020. Accounts receivable from these products aggregate to $492.4 million at December 31, 2022 and $577.9 million at December 31, 2021.

20

NOTE 5 – INVESTMENTS.

The carrying values of investments that are not part of the consolidated sponsored investment products at December 31 are as follows:

(in millions)	2022	2021
Investments held at fair value
T. Rowe Price investment products
Discretionary investments	$242.0	$518.7
Seed capital	195.1	264.8
Supplemental savings plan liability economic hedges	760.7	881.5
Investment partnerships and other investments	87.1	108.9
Investments in affiliated collateralized loan obligations	6.4	10.8
Equity method investments
T. Rowe Price investment products
Discretionary investments	199.6	—
Seed capital	125.7	141.7
Investment in UTI Asset Management Company Limited (India)	158.8	165.4
Investments in affiliated private investment funds - carried interest	467.8	609.8
Investments in affiliated private investment funds - seed/co-investment	173.8	151.3
Other investment partnerships and investments	2.4	2.5
Held to maturity
Investments in affiliated collateralized loan obligations	109.6	119.1
Certificates of deposit	9.2	—
U.S. Treasury note	1.0	1.0
Total	$2,539.2	$2,975.5

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

During 2022, we recognized $240.5 million of net unrealized losses on investments held at fair value that were still held at December 31, 2022. For 2021, we recognized $63.6 million of net unrealized gains on investments held at fair value that were still held at December 31, 2021. For 2020, we recognized $142.7 million of net unrealized gains on investments held at fair value that were still held at December 31, 2020.

Dividends, including capital gain distributions, earned on the sponsored investment products held at fair value, totaled $45.3 million in 2022, $90.2 million in 2021, and $50.8 million in 2020.

During each of the last three years, certain sponsored investment products in which we provided initial seed capital at the time of formation were deconsolidated, as we no longer had a controlling interest. Depending on our ownership interest, we are now reporting our residual interests in these sponsored investment products as either an equity method investment or an investment held at fair value. Additionally, during 2022 and 2021, certain sponsored investment products that were being accounted for as either equity method or fair value investments were consolidated, as we regained a controlling interest. The net impact of these changes on our consolidated balance sheets and statements of income as of the dates the portfolios were deconsolidated or reconsolidated is detailed below.
20

(in millions)	2022	2021	2020
Net decrease in assets of consolidated sponsored investment products	$(256.9)	$(753.0)	$(546.1)
Net decrease in liabilities of consolidated sponsored investment products	$(12.8)	$(17.6)	$(10.5)
Net decrease in redeemable non-controlling interests	$(147.2)	$(501.1)	$(308.1)

Gains recognized upon deconsolidation	$3.0	$2.4	$.7
The gains recognized upon deconsolidation were the result of reclassifying currency translation adjustments accumulated on certain sponsored investment products with non-USD functional currencies from accumulated other comprehensive income to non-operating income.
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

INVESTMENTS IN AFFILIATED COLLATERALIZED LOAN OBLIGATIONS.

As part of the OHA acquisition, we acquired long-term investments in collateralized loan obligations ("CLOs") and assumed debt associated with these investments. The European CLOs, which were valued at $116.0 million at December 31, 2022, invest in 5% vertical strips in each class of rated notes and subordinated notes. Certain investments in the debt tranches of the CLOs are measured at amortized cost as investments held to maturity and included in investments in our consolidated balance sheets. The subordinated note tranches of these investments are accounted for as equity method investments and our allocable share of income is included in non-operating income (loss) in the consolidated statements of income. Certain of the investments in the debt tranches of the CLOs have been pledged as collateral against the repurchase agreements.

There is debt associated with our long-term investments in affiliated CLOs. As of December 31, 2022 and 2021, the debt is carried at $103.0 million and $113.5 million, respectively, and is reported in accounts payable and accrued expenses in our consolidated balance sheets. The debt includes outstanding repurchase agreements of €66.7 million (equivalent to $71.3 million at December 31, 2022 and $75.9 million at December 31, 2021 at the respective EUR spot rates) and collateralized by our CLO investments. Interest income on the underlying investments accrues quarterly and those amounts are retained by the counterparty. Interest expense accrues quarterly, which is equal to the interest income retained by the counterparty, plus 0.5% per annum on the notes of the underlying pledged investments. We still hold the legal rights and obligations associated with the underlying assets and therefore continue to satisfy the United Kingdom risk retention requirements.

The debt also includes outstanding note facilities of €35.6 million (equivalent to $31.7 million at December 31, 2022 and $36.9 million at December 31, 2021 at the respective EUR spot rates) and are collateralized by first priority security interests in the assets of the consolidated OHA entity that is party to the notes. These notes bear interest at rates based on EURIBOR plus the initial margin, which equals all-in rates ranging from 3.16% to 3.41% as of December 31, 2022. The notes mature on various dates through 2032 or if the investment is paid back in full or cancelled, whichever is sooner. Payments are required on the debt when payments are received on the investments. Each deed contains covenants which, if not met, may cause the termination of the note facility and declare principal and interest immediately due and payable. The consolidated entity that is the party to the notes was in compliance with all such covenants at December 31, 2022 and 2021.

20

VARIABLE INTEREST ENTITIES.

Our investments at December 31, 2022 and 2021, include interests in variable interest entities that we do not consolidate as we are not deemed the primary beneficiary. Our maximum risk of loss related to our involvement with these entities is as follows:

(in millions)	2022	2021
Investment carrying values	$762.2	$943.3
Unfunded capital commitments	84.7	94.2
Accounts receivable	91.5	145.1
	$938.4	$1,182.6

The unfunded capital commitments, totaling $84.7 million at December 31, 2022, and $94.2 million at December 31, 2021, relate primarily to the affiliated private investment funds and the investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be called under certain circumstances.

INVESTMENTS IN AFFILIATED FUNDS.

As part of the OHA acquisition in December 2021, we acquired a majority of the equity interests in entities that have interests in general partners of affiliated private investment funds and are entitled to a disproportionate allocation of income. These entities are considered variable interest entities and are consolidated as T. Rowe Price is determined to be the primary beneficiary.

The total assets, liabilities and non-controlling interests of these consolidated variable interest entities as of December 31, 2022 and 2021 are as follows:

(in millions)	2022	2021
Assets	$526.2	$692.7
Liabilities	$15.8	$56.4
Non-controlling interest	$190.7	$248.7

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

These levels are not necessarily an indication of the risk or liquidity associated with our investments. The following table summarizes our investments that are recognized in our consolidated balance sheets at December 31 using fair value measurements determined based on the differing levels of inputs. This table excludes investments held by consolidated sponsored investment products which are presented separately on our consolidated balance sheets and are detailed in Note 7.

20

	2022			2021
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
T. Rowe Price investment products
Cash equivalents held in money market funds	$1,412.0	$—	$—	$1,183.9	$—	$—
Discretionary investments	242.0	—	—	518.7	—	—
Seed capital	161.0	34.1	—	241.4	23.4	—
Supplemental savings plan liability economic hedges	760.7	—	—	881.5	—	—
Other investments	.6	.1	—	.7	.1	—
Investments in affiliated collateralized loan obligations	—	6.4	—	—	10.8	—
Total	$2,576.3	$40.6	$—	$2,826.2	$34.3	$—

Contingent consideration liability	$—	$—	$95.8	$—	$—	$306.3

The fair value hierarchy level table above does not include the investment partnerships and other investments for which fair value is estimated using their NAV per share as a practical expedient. The carrying value of these investments as disclosed in Note 5 were $86.4 million and $108.1 million at December 31, 2022 and 2021, respectively.

As part of the purchase consideration for our acquisition of OHA in December 2021, there was contingent consideration in the amount of up to $900.0 million as part of an earnout payment. See Note 2 for more details on the earnout arrangement. About 22% of the earnout is conditioned upon continued service with T. Rowe Price and was excluded from the purchase consideration and deemed compensatory. The fair value of the earnout deemed compensatory is remeasured each reporting period and recognized over the related service period. For the year ended December 31, 2022, $13.5 million was recorded as part of compensation expense in our consolidated statements of income for the portion of the earnout deemed compensatory.

The change in the contingent consideration liability measured at fair value for which we used Level 3 inputs to determine fair value is as follows:

Contingent Consideration Liability
(in millions)	Year ended 12/31/2022
Balance at beginning of period	$306.3
Measurement period adjustment	(49.3)
Unrealized gains, included in earnings	(161.2)
Balance, December 31, 2022	$95.8

The fair value of the contingent consideration is measured using the Monte Carlo simulation methodology of valuation. The most significant assumptions used relate to the discount rates and from changes pertaining to the achievement of the defined financial targets.
In addition, simultaneously with the OHA acquisition, a Value Creation Agreement was entered into whereby certain employees of OHA will receive incentive payments based on the appreciated value of the OHA business on the fifth anniversary of the acquisition date. See Note 2 for more details on this arrangement. This arrangement is treated as a post-combination compensation expense. This arrangement will be remeasured at fair value at each reporting date and recognized over the related service period. For the year ended December 31, 2022, $8.9 million was recognized as part of compensation expense in our consolidated statements of income.

During 2022, we recognized impairment charges on certain of our identified intangible assets related to the OHA acquisition. As part of the impairment recognition, a fair value measurement was determined for these intangible assets. See Note 10 for further discussion of the impairments.
20

NOTE 7 – CONSOLIDATED SPONSORED INVESTMENT PRODUCTS.

The sponsored investment products that we consolidate in our consolidated financial statements are generally those products we provided initial seed capital at the time of their formation and have a controlling interest. Our U.S. mutual funds and certain other sponsored products are considered voting interest entities, while those regulated outside the U.S. are considered variable interest entities.

The following table details the net assets of the consolidated sponsored investment products at December 31:

	2022			2021
(in millions)	VOE	VIE	Total	VOE	VIE	Total
Cash and cash equivalents(1)	$16.2	$102.9	$119.1	$7.3	$93.8	$101.1
Investments(2)	205.3	1,255.5	1,460.8	188.9	1,645.0	1,833.9
Other assets	6.3	17.2	23.5	5.1	22.7	27.8
Total assets	227.8	1,375.6	1,603.4	201.3	1,761.5	1,962.8
Liabilities	50.0	39.1	89.1	15.3	36.2	51.5
Net assets	$177.8	$1,336.5	$1,514.3	$186.0	$1,725.3	$1,911.3

Attributable to T. Rowe Price Group	$142.4	$715.2	$857.6	$125.3	$803.7	$929.0
Attributable to redeemable non-controlling interests	35.4	621.3	656.7	60.7	921.6	982.3
	$177.8	$1,336.5	$1,514.3	$186.0	$1,725.3	$1,911.3
(1) Cash and cash equivalents includes $2.6 million and $6.5 million at December 31, 2022 and 2021, respectively, of investments in
T. Rowe Price money market mutual funds.
(2) Investments include $7.6 million and $42.5 million at December 31, 2022 and 2021, respectively, of sponsored investment products.

Although we can generally redeem our net interest in the sponsored investment products at any time, we cannot directly access or sell the assets held by these products to obtain cash for general operations. Additionally, the assets of these investment products are not available to our general creditors.

Since third-party investors in these investment products have no recourse to our credit, our overall risk related to the net assets of consolidated sponsored investment products is limited to valuation changes associated with our net interest. We, however, are required to recognize the valuation changes associated with all underlying investments held by these products in our consolidated statements of income and disclose the portion attributable to third-party investors as net income attributable to redeemable non-controlling interests.

The operating results of the consolidated sponsored investment products, are reflected in our consolidated statements of income for the year ended December 31 as follows:

	2022			2021			2020
(in millions)	VOE	VIE	Total	VOE	VIE	Total	VOE	VIE	Total
Operating expenses reflected in net operating income	$(.5)	$(7.7)	$(8.2)	$(.6)	$(11.6)	$(12.2)	$(1.6)	$(14.8)	$(16.4)
Net gains (losses) reflected in non-operating income	(13.4)	(190.1)	(203.5)	18.0	56.7	74.7	13.2	238.5	251.7
Impact on income before taxes	$(13.9)	$(197.8)	$(211.7)	$17.4	$45.1	$62.5	$11.6	$223.7	$235.3

Net income (loss) attributable to T. Rowe Price Group	$(9.5)	$(93.9)	$(103.4)	$11.4	$35.5	$46.9	$11.6	$73.1	$84.7
Net income (loss) attributable to redeemable non-controlling interests	(4.4)	(103.9)	(108.3)	6.0	9.6	15.6	—	150.6	150.6
	$(13.9)	$(197.8)	$(211.7)	$17.4	$45.1	$62.5	$11.6	$223.7	$235.3
20

The operating expenses of these consolidated products are reflected in other operating expenses. In preparing our consolidated financial statements, we eliminated operating expenses of $2.0 million in 2022, $5.5 million in 2021, and $9.9 million in 2020, against the investment advisory and administrative fees earned from these products. The net gains (losses) reflected in non-operating income includes dividend and interest income and realized and unrealized gains and losses on the underlying securities held by the consolidated sponsored investment products.

The following table details the impact of these consolidated investment products on the individual lines of our consolidated statements of cash flows.

	2022			2021			2020
(in millions)	VOE	VIE	Total	VOE	VIE	Total	VOE	VIE	Total
Net cash provided by operating activities	$(84.1)	$6.9	$(77.2)	$(135.3)	$160.8	$25.5	$(155.4)	$(401.3)	$(556.7)
Net cash provided by (used in) investing activities	.1	(8.8)	(8.7)	(11.9)	(5.0)	(16.9)	(23.4)	(30.5)	(53.9)
Net cash used in financing activities	92.9	1.5	94.4	147.4	(162.3)	(14.9)	176.0	461.0	637.0
FX impact on cash	—	9.5	9.5	—	2.6	2.6	—	1.9	1.9
Net change in cash and cash equivalents during period	8.9	9.1	18.0	.2	(3.9)	(3.7)	(2.8)	31.1	28.3
Cash and cash equivalents at beginning of year	7.3	93.8	101.1	7.1	97.7	104.8	9.9	66.6	76.5
Cash and cash equivalents at end of year	$16.2	$102.9	$119.1	$7.3	$93.8	$101.1	$7.1	$97.7	$104.8

The net cash provided by financing activities includes $142.8 million in 2022, $51.9 million in 2021 and $79.5 million in 2020, of net subscriptions we made into the consolidated sponsored investment products, net of dividends received. These cash flows were eliminated in consolidation.

FAIR VALUE MEASUREMENTS.

We determine the fair value of investments held by consolidated sponsored investment products using the following broad levels of inputs as defined by related accounting standards:

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

These levels are not necessarily an indication of the risk or liquidity associated with these investment holdings. The following table summarizes the investment holdings held by our consolidated sponsored investment products using fair value measurements determined based on the differing levels of inputs as of December 31.
20

	2022			2021
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents	$4.4	$20.6	$—	$6.5	$.7	$—
Equity securities	136.7	167.8	—	247.8	340.3	—
Fixed income securities	36.4	1,014.7	—	—	1,187.4	—
Other investments	3.3	30.1	71.8	5.7	52.7	—
	$180.8	$1,233.2	$71.8	$260.0	$1,581.1	$—

Liabilities	$(.9)	$(19.1)	$—	$(.7)	$(9.7)	$—

The fair value of Level 3 investments held by consolidated sponsored investment products are derived from inputs that are unobservable and which reflect the company's own determinations about the assumptions that market participants would use in pricing the investments, including assumptions about risk. These inputs are developed based on the company's own data, which is adjusted if information indicates that market participants would use different assumptions. Changes in fair value Level 3 are solely attributable to the purchases of investments during 2022. There were no transfers into or out of Level 3 of the fair value hierarchy for the year ended December 31, 2022.

The following table provides information about the significant Level 3 inputs:

	Fair value measurements as of December 31, 2022
(in millions)	Fair value	Valuation techniques	Unobservable inputs	Ranges
Other investments	$71.8	Market Yield (Comparables)	Yield	9.8% - 12.4%

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
As of December 31, 2022, the weighted-average remaining lease term on our leases is approximately 10.6 years and the weighted-average discount rate used to measure the lease liabilities is 3.3%.

Operating lease expense was $50.0 million in 2022, $32.5 million in 2021, and $32.1 million in 2020. Charges related to our operating leases that are variable, including variable common area maintenance charges and other management-related costs, and not included in the measurement of the lease liabilities, were $10.2 million in 2022. We made lease payments of $44.8 million during 2022.

20

Our future undiscounted cash flows related to our operating leases, including operating leases associated with OHA, and the reconciliation to the operating lease liability as of December 31, 2022, are as follows:

(in millions)	2022
2023	$40.8
2024	56.4
2025	26.0
2026	34.1
2027	34.2
Thereafter	203.5
Total future undiscounted cash flows	395.0
Less: imputed interest to be recognized in lease expense	(65.4)
Operating lease liabilities, as reported	$329.6

NOTE 9 – PROPERTY, EQUIPMENT AND SOFTWARE.

Property, equipment and software at December 31 consists of:

(in millions)	2022	2021
Computer and communications software and equipment	$1,364.6	$1,293.5
Buildings and improvements	488.9	472.0
Leasehold improvements	236.3	196.4
Furniture and other equipment	209.7	205.6
Land	25.7	25.7
	2,325.2	2,193.2
Less accumulated depreciation and amortization	1,569.5	1,457.0
Total	$755.7	$736.2

Compensation and related costs attributable to the development of computer software for internal use, totaling $134.6 million in 2022, $137.6 million in 2021, and $125.9 million in 2020, have been capitalized.

NOTE 10 - GOODWILL AND INTANGIBLE ASSETS.

Goodwill and intangible assets consist of the following:

(in millions)	As of December 31,
	2022	2021
Goodwill	$2,642.8	$2,693.2
Indefinite-lived intangible assets - trade name	117.1	134.7
Indefinite-lived intangible assets - investment advisory agreements	65.6	164.8
Definite-lived intangible assets - investment advisory agreements	447.1	613.9
Total	$3,272.6	$3,606.6

20

GOODWILL.

Goodwill activity during the years ended December 31, 2022 and 2021, was as follows:

(in millions)	2022	2021
Balance, beginning of the year	$2,693.2	$665.7
Acquisition of OHA	—	2,027.5
Measurement period adjustments	(50.4)	—
Balance, end of year	$2,642.8	$2,693.2

We evaluate the carrying amount of goodwill in our consolidated balance sheets for possible impairment on an annual basis in the fourth quarter of each year using a fair value approach. We did not record any impairment charges for goodwill for the years ended December 31, 2022, 2021, or 2020.

INTANGIBLE ASSETS.

Impairment

Our indefinite-lived intangible assets are tested for impairment annually, in the fourth quarter, or more frequently if events or changes in circumstances indicate that it is more likely than not that the intangible asset is impaired. Based on a review of qualitative factors, primarily, the current market environment and future outlook, we determined that it was necessary to perform a quantitative impairment test. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. During 2022, we determined that the carrying amount of our indefinite-lived intangible assets exceeded their fair value. Accordingly, we recognized an impairment loss equal to that excess in the amount of $99.2 million for the investment advisory agreements and $17.6 million for the trade name. Fair value for each asset was determined using a discounted cash flow analysis where estimated future cash flows were discounted to arrive at a single present value amount. This approach included inputs that required significant management judgment, the most relevant of which included revenue growth, discount rates, and effective tax rates.

Definite-lived intangible assets are reviewed for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable (i.e., the carrying amount is less than the undiscounted estimated future cash flows). Based on a review of factors significant to these assets, we determined that the carrying amount is not recoverable from certain of these intangible assets. Accordingly, we then assessed whether the fair value was less than the asset's carrying amount. During 2022, we determined that the carrying amount of certain intangible assets exceeded their fair value and recorded an impairment loss equal to that excess in the amount of $58.3 million. Fair value was determined using a discounted cash flow analysis where estimated future cash flows were discounted to arrive at a single present value amount. This approach included inputs that required significant management judgment, the most relevant of which included revenue growth, discount rates, and effective tax rates.

Should conditions that led us to recognize these impairment charges continue or deteriorate, additional impairments may be recognized in future periods.

As of December 31, 2022, the estimated weighted average remaining life for the definite-lived intangible assets is 6.5 years. Amortization expense for the definite-lived investment advisory agreement intangible assets was $108.5 million for 2022. Estimated amortization expense for the definite-lived investment advisory agreements intangible assets for 2023 through 2027 is, $96.3 million for 2023, $93.9 million for 2024, $93.2 million for 2025, $75.9 million for 2026, and $51.6 million for 2027.
20

NOTE 11 – INCOME TAXES.

The provision for income taxes consists of:

(in millions)	2022	2021	2020
Current income taxes
U.S. federal	$574.7	$745.0	$547.1
State and local	115.4	179.3	135.2
Foreign	15.5	28.1	22.9
Deferred income taxes (benefits)	(207.0)	(56.3)	13.7
Total	$498.6	$896.1	$718.9

Deferred income taxes and benefits arise from temporary differences between taxable income for financial statement and income tax return purposes. The deferred income taxes (benefits) recognized as part of our provision for income taxes is related to:

(in millions)	2022	2021	2020
Property and equipment	$(64.0)	$11.8	$15.6
Asset impairments	4.6	2.0	2.9
Operating lease assets	24.7	(10.6)	1.0
Operating lease liabilities	(24.2)	10.6	(1.0)
Stock-based compensation	(8.7)	(8.1)	1.8
Accrued compensation	(.5)	(1.6)	(2.2)
Supplemental savings plan liability	21.3	(29.3)	(43.3)
Acquisition-related retention liability	(13.6)	—	—
Contingent consideration liability	32.4	—	—
Acquired investments	(73.0)	—	—
Unrealized holding gains recognized in non-operating income	(114.6)	(26.1)	46.8
Other	8.6	(5.0)	(7.9)
Total deferred income taxes (benefits)	$(207.0)	$(56.3)	$13.7

The following table reconciles the statutory federal income tax rate to our effective income tax rate.

	2022	2021	2020
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes for current year, net of federal income tax benefits(1)	3.4	3.7	3.8
Net income attributable to redeemable non-controlling interests(2)	1.3	(.1)	(1.2)
Net excess tax benefits from stock-based compensation plans activity	(.4)	(2.1)	(1.9)
Other items	.3	(.1)	.5
Effective income tax rate	25.6%	22.4%	22.2%
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

20

The net deferred tax assets recognized in our consolidated balance sheets in other assets as of December 31 relate to the following:

(in millions)	2022	2021
Deferred tax assets
Stock-based compensation	$96.1	$87.4
Asset impairments	—	5.4
Operating lease liabilities	48.5	24.3
Accrued compensation	9.6	9.1
Acquired investments	20.8	—
Supplemental savings plan	168.9	190.2
Net unrealized holding losses recognized in income	10.6	—
Currency translation adjustment	8.5	2.0
Other	14.3	24.6
	377.3	343.0

Deferred tax liabilities
Acquisition-related retention liability	(54.3)	(68.4)
Contingent consideration liability	(32.4)	—
Acquired Investments	—	(59.2)
Property and equipment	(12.7)	(76.7)
Operating lease assets	(49.0)	(24.3)
Net unrealized holding gains recognized in income	—	(104.8)
Other	(12.8)	(16.6)
	(161.2)	(350.0)
Net deferred tax (liability) asset	$216.1	$(7.0)

We consider the need for valuation allowances against our deferred tax assets to the extent that we are not able to generate sufficient taxable income. During 2022, we recognized an immaterial amount of valuation allowances against our deferred tax assets. Unless we are able to generate sufficient taxable income in future periods, we may need to record additional valuation allowances to further reduce our deferred tax assets. Any additional amount of valuation allowances could materially increase our income tax expenses in future periods.

We intend to repatriate earnings of T. Rowe Price foreign subsidiaries to the U.S. in an amount not to exceed these subsidiaries' previously taxed earnings and profits ("PTEP"), which are estimated to be approximately $874 million at December 31, 2022. These earnings as well as our pro rata share of the earnings of foreign corporations in which T. Rowe Price owns 10% or more were subject to the repatriation tax enacted with the U.S. tax reform and are treated as PTEP. As such, we did not record a deferred tax liability with respect to the U.S. federal or foreign withholding taxes as the PTEP should not be taxed in these jurisdictions. We did recognize a state deferred tax liability of $0.9 million for the intended repatriation as states have varying rules on taxation of these amounts.

Other assets include tax refund receivables of $71.2 million at December 31, 2022, and $11.9 million at December 31, 2021.

Cash outflows from operating activities include net income taxes paid of $794.2 million in 2022, $948.9 million in 2021, and $643.0 million in 2020.

Additional income tax benefit arising from stock-based compensation plans activity totaling $7.1 million in 2022, $82.7 million in 2021, and $61.9 million in 2020 reduced the amount of income taxes that would have otherwise been payable. These income tax benefits were recognized in the income tax provision.

20

The following table summarizes the changes in our unrecognized tax benefits.

(in millions)	2022	2021	2020
Balance at beginning of year	$29.3	$26.7	$23.9
Changes in tax positions related to
Current year	5.5	8.9	7.7
Prior years	1.3	(1.0)	(2.6)
Expired statute of limitations	(.7)	(5.3)	(2.3)
Balance at end of year	$35.4	$29.3	$26.7

If recognized, these tax benefits would affect our effective tax rate; however, we do not expect that unrecognized tax benefits for tax positions taken with respect to 2022 and prior years will significantly change in 2023. The U.S. has concluded examinations related to federal tax obligations through the year 2020. A net interest payable related to our unrecognized tax benefits of $2.3 million at December 31, 2022, and $1.6 million at December 31, 2021, are recognized in our consolidated balance sheets. Our accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as part of our provision for income taxes. Interest recognized as part of our provision for income taxes was not material.

NOTE 12 – STOCKHOLDERS' EQUITY.

SPECIAL DIVIDEND.

On June 14, 2021, the Board of Directors declared a special cash dividend of $3.00 per common share, or $699.8 million, that was paid on July 7, 2021, to stockholders of record as of the close of business on June 25, 2021.

SHARE REPURCHASES.

The Board of Directors has authorized the future repurchase of up to 8,775,217 common shares as of December 31, 2022.

Accounts payable and accrued expenses includes liabilities of $5.5 million at December 31, 2022 for common stock repurchases that settled during the first week of January 2023.

RESTRICTED CAPITAL.

Our consolidated stockholders' equity at December 31, 2022, includes about $402 million that is restricted as to use by various regulations and agreements arising in the ordinary course of our business.

NOTE 13 – STOCK-BASED COMPENSATION.
SHARES AUTHORIZED FOR STOCK-BASED COMPENSATION PROGRAMS.

At December 31, 2022, a total of 18,652,998 shares of unissued common stock were authorized for issuance under our stock-based compensation plans. Additionally, a total of 907,014 shares are authorized for issuance under a plan whereby substantially all employees may acquire common stock through payroll deductions at prevailing market prices.

20

STOCK OPTIONS.

The following table summarizes the status of, and changes in, our stock options during 2022.

	Options	Weighted- average exercise price	Weighted-average remaining contractual term in years
Outstanding at December 31, 2021	2,846,579	$72.87
Exercised	(628,073)	$67.79
Outstanding at December 31, 2022	2,218,506	$74.31	1.7
Exercisable at December 31, 2022	2,218,506	$74.31	1.7

Compensation and related costs includes a charge for stock option-based compensation expense. There was no stock option-based compensation expense in 2022 and 2021, but, in 2020, we recorded $2.0 million of stock option-based compensation expense.

The total intrinsic value of options exercised was $40.3 million in 2022, $177.2 million in 2021, and $198.3 million in 2020. At December 31, 2022, the aggregate intrinsic value of in-the-money options outstanding was $77.1 million. All outstanding options are exercisable.

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of, and changes in, our nonvested restricted shares and restricted stock units during 2022.

	Restricted shares	Restricted stock units	Weighted- average fair value
Nonvested at December 31, 2021	5,720	5,701,865	$146.87
Time-based grants	8,715	2,191,601	$121.51
Performance-based grants	—	77,372	$121.33
Vested (value at vest date was $231.4 million)	(5,720)	(1,877,992)	$130.49
Nonvested dividend equivalents granted to non-employee directors	—	3,980	$119.52
Forfeited	—	(195,226)	$144.00
Nonvested at December 31, 2022	8,715	5,901,600	$142.37

Nonvested at December 31, 2022 includes performance-based restricted stock units of 371,890. These nonvested performance-based restricted units include 81,123 units for which the performance period has lapsed, and the performance threshold has been met.

Compensation and related costs includes expenses for restricted shares and restricted stock units of $285.4 million in 2022, $274.6 million in 2021, and $244.1 million in 2020.

At December 31, 2022, non-employee directors held 94,939 vested stock units that will convert to common shares upon their separation from the Board.

20

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense to be recognized over the remaining vesting periods of the stock-based awards outstanding at December 31, 2022. Estimated future compensation expense will change to reflect future grants, changes in the probability of performance thresholds being met, and adjustments for actual forfeitures.

(in millions)
First quarter 2023	$60.6
Second quarter 2023	59.2
Third quarter 2023	58.0
Fourth quarter 2023	50.7
Total 2023	228.5
2024 through 2028	218.0
Total	$446.5

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

(in millions)	2022	2021	2020
Net income attributable to T. Rowe Price Group	$1,557.9	$3,082.9	$2,372.7
Less: net income allocated to outstanding restricted stock and stock unit holders	36.1	80.5	65.3
Net income allocated to common stockholders	$1,521.8	$3,002.4	$2,307.4

Weighted-average common shares
Outstanding	226.0	226.6	228.8
Outstanding assuming dilution	227.1	228.8	231.2

For the past three years, no stock options have been excluded from the calculation of diluted earnings per common share as none of the options' inclusion would be anti-dilutive.

NOTE 15 – OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME.

The following table presents the impact of the components of other comprehensive income or loss on deferred tax benefits (income taxes).

(in millions)	2022	2021	2020
Net deferred tax benefits (income taxes) on:
Currency translation adjustments	$4.2	$2.8	$(10.3)
Reclassification adjustment recognized upon partial disposition of equity method investment	—	—	(1.7)
Reclassification adjustment recognized in the provision for income taxes upon deconsolidation of T. Rowe Price investment product	.8	.6	.2
Total net deferred tax benefits	$5.0	$3.4	$(11.8)

20

The changes in each component of accumulated other comprehensive income (loss), including reclassification are presented below.

	Currency translation adjustments
(in millions)	Equity method investments	Consolidated sponsored investment products - variable interest entities	Total currency translation adjustments	Total
Balances at December 31, 2019	$(46.9)	$3.9	$(43.0)	$(43.0)
Other comprehensive income (loss) before reclassifications and income taxes	2.1	22.9	25.0	25.0
Reclassification adjustments recognized in non-operating income	7.5	(.7)	6.8	6.8
	9.6	22.2	31.8	31.8
Net deferred tax benefits (income taxes)	(6.3)	(5.5)	(11.8)	(11.8)
Other comprehensive income (loss)	3.3	16.7	20.0	20.0
Balances at December 31, 2020	(43.6)	20.6	(23.0)	(23.0)
Other comprehensive income (loss) before reclassifications and income taxes	7.0	(11.5)	(4.5)	(4.5)
Reclassification adjustments recognized in non-operating income	—	(2.4)	(2.4)	(2.4)
	7.0	(13.9)	(6.9)	(6.9)
Net deferred tax benefits (income taxes)	(.1)	3.5	3.4	3.4
Other comprehensive income (loss)	6.9	(10.4)	(3.5)	(3.5)
Balances at December 31, 2021	(36.7)	10.2	(26.5)	(26.5)
Other comprehensive income before reclassifications and income taxes	(14.6)	(13.9)	(28.5)	(28.5)
Reclassification adjustments recognized in non-operating income	—	(3.0)	(3.0)	(3.0)
	(14.6)	(16.9)	(31.5)	(31.5)
Net deferred tax benefits (income taxes)	.8	4.2	5.0	5.0
Other comprehensive income (loss)	(13.8)	(12.7)	(26.5)	(26.5)
Balances at December 31, 2022	$(50.5)	$(2.5)	$(53.0)	$(53.0)
The other comprehensive income (loss) in the table above excludes $(21.0) million in 2022, $(26.2) million in 2021, and $34.9 million in 2020 of other comprehensive income (loss) related to redeemable non-controlling interests held in our consolidated products.

20

NOTE 16 – COMMITMENTS AND CONTINGENCIES.
COMMITMENTS.

T. Rowe Price has committed $464.1 million to fund OHA products over the next four years.

CONTINGENCIES.

On October 27, 2022, two individuals filed a class action lawsuit in the United States District Court for the Southern District of California against T. Rowe Price Retirement Plan Services, Inc. (“RPS”). The complaint alleges that use of certain biometric voiceprints to validate the identity of callers as participants in retirement plans serviced by RPS violated the California Invasion of Privacy Act (“CIPA”) because RPS did not obtain their express written consent.
While we believe the claims are without merit and will vigorously defend the case, we cannot predict at this time the outcome of the litigation or estimate the possible loss or range of loss that may arise from the proceeding.

Various claims against us arise in the ordinary course of business, including employment-related claims. In the opinion of management, after consultation with counsel, the likelihood of an adverse determination in one or more of these pending ordinary course of business claims that would have a material adverse effect on our financial position or results of operations is remote.

NOTE 17 – OTHER DISCLOSURES.

RETIREMENT PLANS.

Compensation and related costs includes expense recognized for our defined contribution retirement plans of $130.2 million in 2022, $124.2 million in 2021, and $117.0 million in 2020.

SUPPLEMENTAL SAVINGS PLAN.

Through the 2020 plan year, the Supplemental Savings Plan provides certain senior officers the opportunity to defer receipt of up to 100% of their cash incentive compensation earned for a respective calendar year during which services are provided. The amounts deferred are adjusted in accordance with the hypothetical investments chosen by the officer from a list of mutual funds. Beginning with the plan's 2021 year, the maximum that certain senior officers can defer is the lesser of 50% of their annual cash incentive earned or $2 million. Previous to the 2021 plan year, the officer could initially defer these amounts for a period of two to 15 years. This was updated to five to 15 years beginning with the plan's 2021 year. Certain senior officers elected to defer $51.8 million in 2022, $62.4 million in 2021, and $105.8 million in 2020.

20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
T. Rowe Price Group, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of T. Rowe Price Group, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 15, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Evaluation of the completeness and accuracy of assets under management data used in the calculation of investment advisory fee revenue

As discussed in Note 1 to the consolidated financial statements, the Company recognizes fees for its investment advisory agreements based on a percentage of its assets under management (AUM). AUM data represents a significant input to the calculation of investment advisory fees. The Company recognized $3.5 billion in investment advisory fees related to T. Rowe Price U.S. mutual funds (Funds) during the year ended December 31, 2022.
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
The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operational effectiveness of certain controls over the Company’s revenue processes, including manual controls over the completeness and accuracy of AUM data. We involved IT professionals with specialized skills and knowledge, who assisted in the testing of general IT controls and the interface of data between multiple IT systems used to maintain AUM data. To assess the AUM data, we (1) compared AUM used in the calculation of a sample of investment advisory fees to the source IT systems, and (2) for a selection of Funds, compared AUM on select dates from the source IT system to the audited Fund financial statements.

/s/ KPMG LLP

We have served as the Company’s auditor since 2001.
Baltimore, Maryland
February 15, 2023

20

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of December 31, 2022, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including our Form 10-K annual report, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the fourth quarter of 2022, and has concluded that there was no change during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2022, in relation to criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, we believe that the Company’s internal control over financial reporting was effective as of December 31, 2022.

KPMG LLP, an independent registered public accounting firm, has audited our financial statements that are included in this annual report and expressed an unqualified opinion thereon. KPMG has also expressed an unqualified opinion on the effective operation of our internal control over financial reporting as of December 31, 2022.

February 15, 2023

/s/ Robert W. Sharps
Chief Executive Officer and President

/s/ Jennifer B. Dardis
Vice President, Chief Financial Officer and Treasurer
20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
T. Rowe Price Group, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited T. Rowe Price Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and December 31, 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 15, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
February 15, 2023
20

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Information required by this item as to the identification of our executive officers is furnished in a separate item at the end of Part I of this Report. Other information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2022 for the 2023 Annual Meeting of our stockholders.

Item 11.Executive Compensation.

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2022 for the 2023 Annual Meeting of our stockholders.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters.

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2022 for the 2023 Annual Meeting of our stockholders.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2022 for the 2023 Annual Meeting of our stockholders.

Item 14.Principal Accountant Fees and Services.

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2022 for the 2023 Annual Meeting of our stockholders.

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

10.23
Transaction Agreement dated October 28, 2021, between T. Rowe Price Group, Inc., Oak Hill Advisors, L.P., and the holders of equity interests in OHA. (Incorporated by reference from Form 10-K filed on February 24, 2022.)

10.24	*	Employment Agreement as of October 28, 2021, between T. Rowe Price Group, Inc. and Glenn R. August. (Incorporated by reference from Form 10-K filed on February 24, 2022.)

10.25.1
Form of Lock Up Agreement as of October 28, 2021, between T. Rowe Price Group, Inc. and each of Glenn R. August, William H. Bohnsack, Jr., Adam B. Kertzner and Alan Schrager. (Incorporated by reference from Form 10-K filed on February 24, 2022.)

10.25.2
Form of Lock Up Agreement as of October 28, 2021, between T. Rowe Price Group, Inc. and the other holders of equity interests in OHA. (Incorporated by reference from Form 10-K filed on February 24, 2022.)

10.26	*
Value Creation Agreement as of December 29, 2021 between T. Rowe Price Group, Inc. and each of Glenn R. August, William H. Bohnsack, Jr., Adam B. Kertzner and Alan Schrager. (Incorporated by reference from Form 10-K filed on February 24, 2022.)

10.27		T. Rowe Price, Inc. 1986 Employee Stock Purchase Plan, Restated as of April 26, 2017, as amended. (Incorporated by reference from Form 10-K filed on February 24, 2022.)

10.28	*	Employment Agreement as of December 31, 2020, between T. Rowe Price International Limited and Justin Thomson. (Incorporated by reference from Form 10-K filed on February 24, 2022.)

10.29	*	Summary of OHA Compensation Program. (Incorporated by reference from Form 10-K filed on February 24, 2022.)

10.30	*	T. Rowe Price Group, Inc. Mutual Fund Unit Plan. (Incorporated by reference from Form 8-K Current Report filed on December 2, 2022.)

10.31	*	Form of Notice of Grant--U.S. 6-Month Notice Period--Material Risk Taker (Incorporated by reference from Form 8-K Current Report filed on December 2, 2022.)

10.32	*	Form of Notice of Grant--U.S. 6-Month Notice Period--Non-Material Risk Taker (Incorporated by reference from Form 8-K Current Report filed on December 2, 2022.)

10.33	*	Form of Notice of Grant--U.S. 3-Month Notice Period--Material Risk Taker (Incorporated by reference from Form 8-K Current Report filed on December 2, 2022.)

20

10.34	*	Form of Notice of Grant--U.S. 3-Month Notice Period--Non-Material Risk Taker (Incorporated by reference from Form 8-K Current Report filed on December 2, 2022.)

10.35	*	Form of Notice of Grant--U.S. No Notice Period (Incorporated by reference from Form 8-K Current Report filed on December 2, 2022.)

10.36	*	Form of Notice of Grant--Non-U.S.--Material Risk Taker (Incorporated by reference from Form 8-K Current Report filed on December 2, 2022.)

10.37	*	Form of Notice of Grant--Non-U.S.--Non-Material Risk Taker (Incorporated by reference from Form 8-K Current Report filed on December 2, 2022.)

10.38	*	Form of Notice of Grant for Performance Based Awards--U.S.--Material Risk Taker (Incorporated by reference from Form 8-K Current Report filed on December 2, 2022.)

10.39	*	Form of Notice of Grant for Performance Based Awards--U.S.--Non-Material Risk Taker (Incorporated by reference from Form 8-K Current Report filed on December 2, 2022.)

10.40	*	Form of Notice of Grant for Performance Based Awards--Non-U.S.--Material Risk Taker (Incorporated by reference from Form 8-K Current Report filed on December 2, 2022.)

10.41	*	Form of Notice of Grant for Performance Based Awards--Non-U.S.--Non-Material Risk Taker (Incorporated by reference from Form 8-K Current Report filed on December 2, 2022.)

21		Subsidiaries of T. Rowe Price Group, Inc.

23		Consent of Independent Registered Public Accounting Firm, KPMG LLP.

31(i).1		Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2		Rule 13a-14(a) Certification of Principal Financial Officer.

32		Section 1350 Certifications.

101		The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s consolidated financial statements and notes that are included in this Form 10-K Report.

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Calculation Linkbase Document

101.LAB		XBRL Taxonomy Label Linkbase Document

101.PRE		XBRL Taxonomy Presentation Linkbase Document

101.DEF		XBRL Taxonomy Definition Linkbase Document

Item 16. Form 10-K Summary.

None.
20

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 15, 2023.

T. Rowe Price Group, Inc.
By: /s/ Robert W. Sharps, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 15, 2023.

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