Form 10-Q
period 2023-03-31
PRICE T ROWE GROUP INC
filed 2023-05-02
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date,
April 28, 2023, is 224,571,987.
The exhibit index is at Item 6 on page 38.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	3/31/2023	12/31/2022
ASSETS
Cash and cash equivalents	$2,094.1	$1,755.6
Accounts receivable and accrued revenue	730.4	748.7
Investments	2,606.2	2,539.2
Assets of consolidated sponsored investment products ($1,588.8 million at March 31, 2023 and $1,375.6 million at December 31, 2022, related to variable interest entities)	1,820.9	1,603.4
Operating lease assets	268.5	279.4
Property, equipment and software, net	762.2	755.7
Intangible assets, net	603.8	629.8
Goodwill	2,642.8	2,642.8
Other assets	627.7	688.7
Total assets	$12,156.6	$11,643.3

LIABILITIES
Accounts payable and accrued expenses	$359.9	$406.7
Liabilities of consolidated sponsored investment products ($66.0 million at March 31, 2023 and $39.1 million at December 31, 2022, related to variable interest entities)	111.4	89.1
Operating lease liabilities	323.9	329.6
Accrued compensation and related costs	306.1	228.0
Supplemental savings plan liability	785.6	761.2
Contingent consideration liability	46.2	95.8
Income taxes payable	149.6	46.0
Total liabilities	2,082.7	1,956.4

Commitments and contingent liabilities

Redeemable non-controlling interests	834.1	656.7

STOCKHOLDERS’ EQUITY
Preferred stock, undesignated, $.20 par value – authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value—authorized 750,000,000; issued 224,527,000 shares at March 31, 2023 and 224,310,000 at December 31, 2022	44.9	44.9
Additional capital in excess of par value	501.8	437.9
Retained earnings	8,550.4	8,409.7
Accumulated other comprehensive loss	(51.7)	(53.0)
Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	9,045.4	8,839.5
Non-controlling interests in consolidated entities	194.4	190.7
Total stockholders’ equity	9,239.8	9,030.2
Total liabilities, redeemable non-controlling interests, and stockholders’ equity	$12,156.6	$11,643.3
The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended
	3/31/2023	3/31/2022
Revenues
Investment advisory fees	$1,391.8	$1,662.1
Capital allocation-based income	16.9	44.4
Administrative, distribution, and servicing fees	128.9	156.5
Net revenues	1,537.6	1,863.0

Operating expenses
Compensation and related costs	653.5	581.6
Distribution and servicing	71.5	85.9
Advertising and promotion	25.8	23.4
Product and recordkeeping related costs	72.1	80.4
Technology, occupancy, and facility costs	146.6	133.9
General, administrative, and other	107.5	98.8
Change in fair value of contingent consideration	(49.6)	(45.5)
Acquisition-related amortization	26.0	27.1
Total operating expenses	1,053.4	985.6

Net operating income	484.2	877.4

Non-operating income (loss)
Net gains (losses) on investments	93.9	(89.9)
Net gains (losses) on consolidated investment products	45.4	(101.4)
Other losses	(3.9)	(7.2)
Total non-operating income (loss)	135.4	(198.5)

Income before income taxes	619.6	678.9
Provision for income taxes	177.9	164.5
Net income	441.7	514.4
Less: net income (loss) attributable to redeemable non-controlling interests	20.2	(53.5)
Net income attributable to T. Rowe Price Group	$421.5	$567.9

Earnings per share on common stock of T. Rowe Price Group
Basic	$1.83	$2.43
Diluted	$1.83	$2.41

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three months ended
	3/31/2023	3/31/2022
Net income	$441.7	$514.4
Other comprehensive income (loss)
Currency translation adjustments
Consolidated T. Rowe Price investment products - variable interest entities	9.1	(15.5)
Reclassification (gains) losses recognized in non-operating income upon deconsolidation of certain T. Rowe Price investment products	—	(1.6)
Total currency translation adjustments of consolidated T. Rowe Price investment products - variable interest entities	9.1	(17.1)
Equity method investments	(1.1)	.5
Other comprehensive income (loss) before income taxes	8.0	(16.6)
Net deferred tax (expense) benefits	(.6)	1.8
Total other comprehensive income (loss)	7.4	(14.8)

Total comprehensive income	449.1	499.6
Less: comprehensive income (loss) attributable to redeemable non-controlling interests	26.3	(63.3)
Total comprehensive income attributable to T. Rowe Price Group	$422.8	$562.9

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three months ended
	3/31/2023	3/31/2022
Cash flows from operating activities
Net income	$441.7	$514.4
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and impairment of property, equipment and software	58.8	54.5
Amortization and impairment of acquisition-related assets and retention arrangements	48.2	53.9
Fair value remeasurement of contingent consideration liability	(49.6)	(45.5)
Stock-based compensation expense	58.8	63.6
Net (gains) losses recognized on investments	(102.3)	38.3
Net redemptions in sponsored investment products used to economically hedge supplemental savings plan liability	18.4	6.1
Net change in securities held by consolidated sponsored investment products	(200.7)	180.1
Other changes in assets and liabilities	238.4	238.0
Net cash provided by operating activities	511.7	1,103.4

Cash flows from investing activities
Purchases of sponsored investment products	(8.4)	(6.0)
Dispositions of sponsored investment products	14.7	64.9
Net cash of sponsored investment products on deconsolidation	(2.5)	(5.9)
Additions to property, equipment and software	(60.7)	(54.9)
Other investing activity	(.6)	5.7
Net cash provided by (used in) investing activities	(57.5)	3.8

Cash flows from financing activities
Repurchases of common stock	(8.2)	(320.1)
Common share issuances under stock-based compensation plans	8.0	5.1
Dividends paid to common stockholders of T. Rowe Price	(282.2)	(279.2)
Net contributions to non-controlling interests in consolidated entities	.2	6.0
Net subscriptions (redemptions) from redeemable non-controlling interest holders	138.0	(55.9)
Net cash used in financing activities	(144.2)	(644.1)

Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	1.5	(2.7)

Net change in cash and cash equivalents during period	311.5	460.4
Cash and cash equivalents at beginning of period, including $119.1 million at December 31, 2022, and $101.1 million at December 31, 2021, held by consolidated sponsored investment products	1,874.7	1,624.2
Cash and cash equivalents at end of period, including $92.1 million at March 31, 2023, and $87.1 million at March 31, 2022, held by consolidated sponsored investment products	$2,186.2	$2,084.6

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Three months ended 3/31/2023
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	Non-controlling interests in consolidated entities	Total stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2022	224,310	$44.9	$437.9	$8,409.7	$(53.0)	$8,839.5	$190.7	$9,030.2	$656.7
Net income	—	—	—	421.5	—	421.5	3.5	425.0	20.2
Other comprehensive income, net of tax	—	—	—	—	1.3	1.3	—	1.3	6.1
Dividends declared ($1.22 per share)	—	—	—	(280.7)	—	(280.7)	—	(280.7)	—
Shares issued upon option exercises	190	—	10.2	—	—	10.2	—	10.2	—
Net shares issued upon vesting of restricted stock units	52	—	(2.5)	—	—	(2.5)	—	(2.5)	—
Stock-based compensation expense	—	—	58.8	—	—	58.8	—	58.8	—
Restricted stock units issued as dividend equivalents	—	—	.1	(.1)	—	—	—	—	—
Common shares repurchased	(25)	—	(2.7)	—	—	(2.7)	—	(2.7)	—
Net contributions to non-controlling interests in consolidated entities	—	—	—	—	—	—	.2	.2	—
Net subscriptions from T. Rowe Price investment products	—	—	—	—	—	—	—	—	151.1
Balances at March 31, 2023	224,527	$44.9	$501.8	$8,550.4	$(51.7)	$9,045.4	$194.4	$9,239.8	$834.1

	Three months ended 3/31/2022
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	Non-controlling interests in consolidated entities	Total stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2021	229,175	$45.8	$919.8	$8,083.6	$(26.5)	$9,022.7	$248.7	$9,271.4	$982.3
Net income (loss)	—	—	—	567.9	—	567.9	17.5	585.4	(53.5)
Other comprehensive loss, net of tax	—	—	—	—	(5.0)	(5.0)	—	(5.0)	(9.9)
Dividends declared ($1.20 per share)	—	—	—	(279.2)	—	(279.2)	—	(279.2)	—
Shares issued upon option exercises	174	—	7.8	—	—	7.8	—	7.8	—
Net shares issued upon vesting of restricted stock units	41	—	(3.2)	—	—	(3.2)	—	(3.2)	—
Stock-based compensation expense	—	—	63.5	—	—	63.5	—	63.5	—
Restricted stock units issued as dividend equivalents	—	—	.1	(.1)	—	—	—	—	—
Common shares repurchased	(2,107)	(.3)	(319.8)	—	—	(320.1)	—	(320.1)	—
Net contributions from non-controlling interests in consolidated entities	—	—	—	—	—	—	6.0	6.0	—
Net redemptions from T. Rowe Price investment products	—	—	—	—	—	—	—	—	(65.6)
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	—	—	(62.9)
Balances at March 31, 2022	227,283	$45.5	$668.2	$8,372.2	$(31.5)	$9,054.4	$272.2	$9,326.6	$790.4
(1) Accumulated other comprehensive income
The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY AND BASIS OF PREPARATION.

T. Rowe Price Group, Inc. (“T. Rowe Price”, “us”, or “we”) derives its consolidated revenues and net income primarily from investment advisory services that its subsidiaries provide to individual and institutional investors in the T. Rowe Price U.S. mutual funds (“U.S. mutual funds”), subadvised funds, separately managed accounts, collective investment trusts, and other sponsored products. The other sponsored products include: open-ended investment products offered to investors outside the U.S., products offered through variable annuity life insurance plans in the U.S., affiliated private investment funds, and collateralized loan obligations. We also provide certain investment advisory clients with related administrative services, including distribution, mutual fund transfer agent, accounting, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; brokerage; trust services; and non-discretionary advisory services through model delivery. Additionally, we also derive revenue from our interests in general partners of certain affiliated private investment funds that are entitled to a disproportionate allocation of income through capital allocation-based arrangements.

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

The unaudited interim financial information contained in these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2022 Annual Report.

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

NOTE 2 – INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Our revenues are derived primarily from investment advisory services provided to individual and institutional investors through the use of U.S. mutual funds, subadvised funds, separately managed accounts, collective investment trusts, and other sponsored products. The other sponsored products include: open-ended investment products offered to investors outside the U.S., products offered through variable annuity life insurance plans in the U.S., affiliated private investment funds, and collateralized loan obligations.

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

We manage a broad mix of equity, fixed income, multi-asset, and alternative classes and solutions that meet the varied needs and objectives of individual and institutional investors. Investment advisory revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets under management affect our revenues.

Net revenues earned for the three months ended March 31, 2023 and 2022, are included in the table below along with details of investment advisory revenues earned from clients by their underlying asset class. We have also included average assets under management by asset class, on which we earn the investment advisory revenues.

	Three months ended
(in millions)	3/31/2023	3/31/2022

Investment advisory fees
Equity	$833.9	$1,086.0
Fixed income, including money market	102.4	106.6
Multi-asset	386.0	404.6
Alternatives	69.5	64.9
Total investment advisory fees	$1,391.8	$1,662.1
Total administrative, distribution, and servicing fees	128.9	156.5
Capital allocation-based income	16.9	44.4
Net revenues	$1,537.6	$1,863.0

Average AUM (in billions):
Equity	$687.0	$886.5
Fixed income, including money market	169.6	177.8
Multi-asset	422.2	453.7
Alternatives	44.1	41.9
Average AUM	$1,322.9	$1,559.9

Total net revenues earned from our sponsored products, primarily our sponsored U.S. mutual funds and collective investment trusts, aggregate $1,268.0 million and $1,536.4 million for the three months ended March 31, 2023 and 2022, respectively. Accounts receivable from our sponsored products aggregate to $498.5 million at March 31, 2023 and $492.4 million at December 31, 2022.

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for 8.9% and 9.1% of our assets under management at March 31, 2023 and December 31, 2022, respectively.

NOTE 3 – INVESTMENTS.

The carrying values of our investments that are not part of the consolidated sponsored investment products are as follows:

(in millions)	3/31/2023	12/31/2022
Investments held at fair value
T. Rowe Price investment products
Discretionary investments	$244.2	$242.0
Seed capital	249.2	195.1
Supplemental savings plan liability economic hedges	786.7	760.7
Investment partnerships and other investments	80.7	87.1
Investments in affiliated collateralized loan obligations	7.2	6.4
Equity method investments
T. Rowe Price investment products
Discretionary investments	208.0	199.6
Seed capital	85.1	125.7
23% Investment in UTI Asset Management Company Limited (India)	159.5	158.8
Investments in affiliated private investment funds - carried interest	483.8	467.8
Investments in affiliated private investment funds - seed/co-investment	179.4	173.8
Other investment partnerships and investments	2.1	2.4
Held to maturity
Investments in affiliated collateralized loan obligations	108.3	109.6
Certificates of deposit	11.0	9.2
U.S. Treasury note	1.0	1.0
Total	$2,606.2	$2,539.2

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

During the three months ended March 31, 2023, net gains on investments included $46.7 million of net unrealized gains related to investments held at fair value that were still held at March 31, 2023. During the three months ended March 31, 2022, net losses on investments included $99.9 million of net unrealized losses related to investments held at fair value that were still held at March 31, 2022.

During the three months ended March 31, 2023 and 2022, certain sponsored investment products in which we provided initial seed capital at the time of formation were deconsolidated, as we no longer had a controlling interest. Depending on our ownership interest, we are now reporting our residual interests in these sponsored investment products as either an equity method investment or an investment held at fair value. Additionally, during the three months ended March 31, 2022, certain sponsored investment products were consolidated, as we regained a controlling interest. The net impact of these changes on our unaudited condensed consolidated balance sheets and statements of income as of the dates the portfolios were deconsolidated or reconsolidated is detailed below.

	Three months ended
(in millions)	3/31/2023	3/31/2022
Net decrease in assets of consolidated sponsored investment products	$(2.4)	$(97.5)
Net decrease in liabilities of consolidated sponsored investment products	$(.1)	$(8.6)
Net decrease in redeemable non-controlling interests	$—	$(63.0)

Gains recognized upon deconsolidation	$—	$1.6

The gains recognized upon deconsolidation were the result of reclassifying currency translation adjustments accumulated on certain sponsored investment products with non-USD functional currencies from accumulated other comprehensive income to non-operating income.

INVESTMENTS IN AFFILIATED COLLATERALIZED LOAN OBLIGATIONS.

There is debt associated with our long-term investments in affiliated collateralized loan obligations (“CLOs”). As of March 31, 2023 and December 31, 2022, the debt is carried at $101.7 million and $103.0 million, and is reported in accounts payable and accrued expenses in our unaudited condensed consolidated balance sheets. The debt includes outstanding repurchase agreements of €65.8 million (equivalent to $71.3 million at March 31, 2023 and $71.3 million at December 31, 2022 at the respective EUR spot rates) and collateralized by the CLO investments. The debt also includes outstanding note facilities of €35.6 million (equivalent to $30.4 million at March 31, 2023 and $31.7 million at December 31, 2022 at the respective EUR spot rates) and are collateralized by first priority security interests in the assets of the consolidated OHA entity that is party to the notes. These note facilities bear interest at rates based on EURIBOR plus the initial margin, which equals all-in rates ranging from 1.15% to 11.26% as of March 31, 2023. The debt matures on various dates through 2035 or if the investments are paid back in full or cancelled, whichever is sooner.

VARIABLE INTEREST ENTITIES.

Our investments at March 31, 2023 and December 31, 2022 include interests in variable interest entities that we do not consolidate as we are not deemed the primary beneficiary. Our maximum risk of loss related to our involvement with these entities is as follows:

(in millions)	3/31/2023	12/31/2022
Investment carrying values	$777.1	$762.2
Unfunded capital commitments	86.5	84.7
Accounts receivable	89.8	91.5
	$953.4	$938.4

The unfunded capital commitments, totaling $86.5 million at March 31, 2023 and $84.7 million at December 31, 2022, relate primarily to the affiliated private investment funds and the investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be called under certain circumstances.

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

The total assets, liabilities and non-controlling interests of these consolidated variable interest entities are as follows:

(in millions)	3/31/2023	12/31/2022
Assets	$529.1	$526.2
Liabilities	$1.7	$15.8
Non-controlling interest	$194.4	$190.7

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

These levels are not necessarily an indication of the risk or liquidity associated with our investments. The following table summarizes our investments and liabilities that are recognized in our unaudited condensed consolidated balance sheets using fair value measurements determined based on the differing levels of inputs. This table excludes investments held by the consolidated sponsored investment products which are presented separately on our unaudited condensed consolidated balance sheets and are detailed in Note 5.

	3/31/2023			12/31/2022
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
T. Rowe Price investment products
Cash equivalents held in money market funds	1,678.9	$—	$—	$1,412.0	$—	$—
Discretionary investments	244.2	—	—	242.0	—	—
Seed capital	206.5	42.7	—	161.0	34.1	—
Supplemental savings plan liability economic hedges	786.7	—	—	760.7	—	—
Other investments	.6	—	—	.6	.1	—
Investments in affiliated collateralized loan obligations	—	7.2	—	—	6.4	—
Total	$2,916.9	$49.9	$—	$2,576.3	$40.6	$—

Contingent consideration liability	$—	$—	$46.2	$—	$—	$95.8

The fair value hierarchy level table above does not include the investment partnerships and other investments for which fair value is estimated using their NAV per share as a practical expedient. The carrying value of these investments as disclosed in Note 3 were $80.1 million at March 31, 2023, and $86.4 million at December 31, 2022.

As part of the purchase consideration for our acquisition of OHA in December 2021, there was contingent consideration in the amount of up to $900 million, payable in cash, that may be due as part of an earnout payment starting in 2025 and ending in 2027 upon satisfying or exceeding certain defined revenue targets. These defined revenue targets will be evaluated on a cumulative basis beginning at the end of 2024, with the ability to extend two additional years if the defined revenue targets are not achieved. About 22% of the earnout is conditioned upon continued service with T. Rowe Price and was excluded from the purchase consideration and deemed compensatory. The fair value of the earnout deemed compensatory is remeasured each reporting period and recognized over the related service period. For the three months ended March 31, 2022, $5.1 million was recorded as part of compensation expense in our unaudited condensed consolidated statements of income for the portion of the earnout deemed compensatory. The amount recorded as compensation expense for the three months ended March 31, 2023 was immaterial.

The change in the contingent consideration liability measured at fair value for which we used Level 3 inputs to determine fair value is as follows:

	Contingent Consideration Liability
	Three months ended
(in millions)	3/31/2023	3/31/2022
Balance at beginning of period	$95.8	$306.3
Measurement period adjustment	—	(49.3)
Unrealized gains, included in earnings	(49.6)	(45.5)
Balance at end of period	$46.2	$211.5

The fair value of the contingent consideration is measured using the Monte Carlo simulation methodology of valuation. The most significant assumptions used relate to the discount rates and from changes pertaining to the achievement of the defined financial targets.
In addition, simultaneously with the OHA acquisition, a Value Creation Agreement was entered into whereby certain employees of OHA will receive incentive payments in the aggregate equal to 10% of the appreciated value of the OHA business, subject to an annualized preferred return to T. Rowe Price, on the fifth anniversary of the acquisition date. This arrangement is treated as a post-combination compensation expense. This arrangement will be remeasured at fair value at each reporting date and recognized over the related service period. For the three months ended March 31, 2023 and 2022, the amounts recognized as part of compensation expense in our unaudited condensed consolidated statements of income were immaterial.

NOTE 5 – CONSOLIDATED SPONSORED INVESTMENT PRODUCTS.

The sponsored investment products that we consolidate in our unaudited condensed consolidated financial statements are generally those products we provided initial seed capital at the time of their formation and have a controlling interest. Our U.S. mutual funds and certain other sponsored products are considered voting interest entities, while those regulated outside the U.S. are considered variable interest entities.

The following table details the net assets of the consolidated sponsored investment products:

	3/31/2023			12/31/2022
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Cash and cash equivalents(1)	$8.2	$83.9	$92.1	$16.2	$102.9	$119.1
Investments(2)	218.4	1,464.0	1,682.4	205.3	1,255.5	1,460.8
Other assets	5.5	40.9	46.4	6.3	17.2	23.5
Total assets	232.1	1,588.8	1,820.9	227.8	1,375.6	1,603.4
Liabilities	45.4	66.0	111.4	50.0	39.1	89.1
Net assets	$186.7	$1,522.8	$1,709.5	$177.8	$1,336.5	$1,514.3

Attributable to T. Rowe Price Group	$145.1	$730.3	$875.4	$142.4	$715.2	$857.6
Attributable to redeemable non-controlling interests	41.6	792.5	834.1	35.4	621.3	656.7
	$186.7	$1,522.8	$1,709.5	$177.8	$1,336.5	$1,514.3
(1) Cash and cash equivalents includes $.9 million at March 31, 2023, and $2.6 million at December 31, 2022, of investments in T. Rowe Price money market mutual funds.
(2) Investments include $7.1 million at March 31, 2023, and $7.6 million at December 31, 2022 of sponsored investment products.

Although we can redeem our interest in these consolidated sponsored investment products at any time, we cannot directly access or sell the assets held by these products to obtain cash for general operations. Additionally, the assets of these investment products are not available to our general creditors.

Since third party investors in these investment products have no recourse to our credit, our overall risk related to the net assets of consolidated sponsored investment products is limited to valuation changes associated with our interest. We, however, are required to recognize the valuation changes associated with all underlying investments held by these products in our unaudited condensed consolidated statements of income and disclose the portion attributable to third party investors as net income attributable to redeemable non-controlling interests.

The operating results of the consolidated sponsored investment products for the three months ended March 31, 2023 and 2022, are reflected in our unaudited condensed consolidated statements of income as follows:

	Three months ended
	3/31/2023			3/31/2022
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(1.7)	$(2.3)	$(4.0)	$(.2)	$(2.3)	$(2.5)
Net investment income (loss) reflected in non-operating income	6.9	38.9	45.8	(6.6)	(94.8)	(101.4)
Impact on income before taxes	$5.2	$36.6	$41.8	$(6.8)	$(97.1)	$(103.9)

Net income (loss) attributable to T. Rowe Price Group	$3.7	$17.9	$21.6	$(4.7)	$(45.7)	$(50.4)
Net income (loss) attributable to redeemable non-controlling interests	1.5	18.7	20.2	(2.1)	(51.4)	(53.5)
	$5.2	$36.6	$41.8	$(6.8)	$(97.1)	$(103.9)

The operating expenses of the consolidated investment products are reflected in general, administrative and other expenses. In preparing our unaudited condensed consolidated financial statements, we eliminated operating expenses of $0.6 million and $0.9 million for the three months ended March 31, 2023 and 2022, respectively, against the investment advisory and administrative fees earned from these products. The net investment income (loss) reflected in non-operating income (loss) includes dividend and interest income as well as realized and unrealized gains and losses on the underlying securities held by the consolidated sponsored investment products.

The table below details the impact of these consolidated investment products on the individual lines of our unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022.

	Three months ended
	3/31/2023			3/31/2022
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Net cash provided by (used in) operating activities	$(12.4)	$(147.2)	$(159.6)	$(2.6)	$88.2	$85.6
Net cash used in investing activities	—	(2.5)	(2.5)	—	(5.9)	(5.9)
Net cash provided by (used in) financing activities	4.4	129.2	133.6	4.9	(95.9)	(91.0)
Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	—	1.5	1.5	—	(2.7)	(2.7)
Net change in cash and cash equivalents during period	(8.0)	(19.0)	(27.0)	2.3	(16.3)	(14.0)
Cash and cash equivalents at beginning of year	16.2	102.9	119.1	7.3	93.8	101.1
Cash and cash equivalents at end of period	$8.2	$83.9	$92.1	$9.6	$77.5	$87.1

The net cash provided by financing activities during the three months ended March 31, 2023 and 2022 includes $4.4 million and $35.1 million, respectively, of net redemptions we received from the consolidated sponsored investment products, including dividends. These cash flows were eliminated in consolidation.

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

	3/31/2023			12/31/2022
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents	$.9	$—	$—	$4.4	$20.6	$—
Equity securities	159.5	159.7	—	136.7	167.8	—
Fixed income securities	—	1,261.6	—	—	1,051.1	—
Other investments	1.1	24.7	75.8	3.3	30.1	71.8
	$161.5	$1,446.0	$75.8	$144.4	$1,269.6	$71.8

Liabilities	$(3.5)	$(17.0)	$—	$(.9)	$(19.1)	$—

The fair value of Level 3 investments held by consolidated sponsored investment products is derived from inputs that are unobservable and which reflect the company's own determinations about the assumptions that market participants would use in pricing the investments, including assumptions about risk. These inputs are developed based on the company's own data, which is adjusted if information indicates that market participants would use different assumptions. There were no transfers into or out of Level 3 of the fair value hierarchy for the three months ended March 31, 2023.

The following table provides information about the significant Level 3 inputs:

	Fair value measurements as of March 31, 2023
(in millions)	Fair value	Valuation techniques	Unobservable inputs	Ranges
Other investments	$75.8	Market Yield (Comparables)	Yield	9.5% - 12.2%

	Fair value measurements as of December 31, 2022
(in millions)	Fair value	Valuation techniques	Unobservable inputs	Ranges
Other investments	$71.8	Market Yield (Comparables)	Yield	9.8% - 12.4%

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS.

Goodwill and intangible assets consist of the following:

(in millions)	3/31/2023	12/31/2022
Goodwill	$2,642.8	$2,642.8
Indefinite-lived intangible assets - trade name	117.1	117.1
Indefinite-lived intangible assets - investment advisory agreements	65.6	65.6
Definite-lived intangible assets - investment advisory agreements	421.1	447.1
Total	$3,246.6	$3,272.6

Amortization expense for the definite-lived investment advisory agreements intangible assets was $26.0 million and $27.1 million for the three months ended March 31, 2023 and 2022, respectively. Estimated amortization expense for the definite-lived investment advisory agreements intangible assets for the remainder of 2023 is $78.1 million, $91.5 million for 2024, $91.2 million for 2025, $74.2 million for 2026, and $50.0 million for 2027.

We evaluate the carrying amount of goodwill in our unaudited condensed consolidated balance sheets for possible impairment on an annual basis in the fourth quarter of each year or if triggering events occur that require us to evaluate for impairment earlier. We did not record any impairment charges for goodwill for the three months ended March 31, 2023.

NOTE 7 – STOCK-BASED COMPENSATION.

STOCK OPTIONS.

The following table summarizes the status of, and changes in, our stock options during the three months ended March 31, 2023.

	Options	Weighted- average exercise price
Outstanding at December 31, 2022	2,218,506	$74.31
Exercised	(252,013)	$70.28
Outstanding at March 31, 2023	1,966,493	$74.83
Exercisable at March 31, 2023	1,966,493	$74.83

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of, and changes in, our nonvested restricted shares and restricted stock units during the three months ended March 31, 2023.

	Restricted shares	Restricted stock units	Weighted-average fair value
Nonvested at December 31, 2022	8,715	5,901,600	$142.37
Time-based grants	—	16,664	$114.04
Dividend equivalents granted to non-employee directors	—	1,036	$110.37
Vested	—	(65,827)	$101.60
Forfeited	—	(33,039)	$141.24
Nonvested at March 31, 2023	8,715	5,820,434	$142.75

Nonvested at March 31, 2023, includes performance-based restricted stock units of 320,326. These nonvested performance-based restricted stock units include 105,106 units for which the performance period has lapsed, and the performance threshold has been met.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense to be recognized over the remaining vesting periods of the stock-based awards outstanding at March 31, 2023. Estimated future compensation expense will change to reflect future grants of restricted stock awards and units, future option grants, changes in the probability of performance thresholds being met, and adjustments for actual forfeitures.

(in millions)
Second quarter 2023	$59.0
Third quarter 2023	57.8
Fourth quarter 2023	50.6
2024	121.5
2025 through 2029	96.1
Total	$385.0

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

	Three months ended
(in millions)	3/31/2023	3/31/2022
Net income attributable to T. Rowe Price	$421.5	$567.9
Less: net income allocated to outstanding restricted stock and stock unit holders	10.5	13.0
Net income allocated to common stockholders	$411.0	$554.9

Weighted-average common shares
Outstanding	224.4	228.2
Outstanding assuming dilution	225.2	229.8

NOTE 9 – OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS.

The changes in currency translation adjustments included in accumulated other comprehensive loss for the three months ended March 31, 2023 and 2022 are presented in the table below.

	Three months ended 3/31/2023			Three months ended 3/31/2022
(in millions)	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments
Balances at beginning of period	$(50.5)	$(2.5)	$(53.0)	$(36.7)	$10.2	$(26.5)
Other comprehensive income (loss) before reclassifications and income taxes	(1.1)	3.0	1.9	.5	(5.6)	(5.1)
Reclassification adjustments recognized in non-operating income	—	—	—	—	(1.6)	(1.6)
	(1.1)	3.0	1.9	.5	(7.2)	(6.7)
Net deferred tax benefits (income taxes)	.2	(.8)	(.6)	(.1)	1.9	1.8
Other comprehensive income (loss)	(.9)	2.2	1.3	.4	(5.3)	(4.9)
Balances at end of period	$(51.4)	$(.3)	$(51.7)	$(36.3)	$4.9	$(31.4)
The other comprehensive income (loss) in the table above excludes gains (losses) of $6.1 million and $(9.9) million of other comprehensive income related to redeemable non-controlling interests held in our consolidated products for the three months ended March 31, 2023 and 2022, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES.

COMMITMENTS.

T. Rowe Price has committed $472.4 million to fund OHA products over the next four years.

CONTINGENCIES.

On October 27, 2022, two individuals filed a class action lawsuit in the United States District Court for the Southern District of California against T. Rowe Price Retirement Plan Services, Inc. (“RPS”). The complaint alleged that use of certain biometric voiceprints to validate the identity of callers as participants in retirement plans serviced by RPS violated the California Invasion of Privacy Act (“CIPA”) because RPS did not obtain their express written consent.
On February 27, 2023, the plaintiffs moved to dismiss their complaint without prejudice and the court granted the motion.

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

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries (the “Company") as of March 31, 2023, the related condensed consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 15, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
May 2, 2023

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

We manage a broad mix of equity, fixed income, multi-asset, alternative and money market asset classes and solutions that meet the varied needs and objectives of individual and institutional investors. Investment advisory revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets under management affect our revenues and results of operations.

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

On April 20, 2023, we completed our acquisition of Retiree, Inc., a fintech firm that offers innovative retirement income planning software. The terms of the transaction are not material.

MARKET TRENDS.

Major U.S. stock indexes rose in the first quarter of 2023. Large-cap shares surpassed their smaller-cap peers, and growth stocks outperformed value stocks across all market classes. After a strong January, the market surrendered some of its gains in February due to concerns that the Federal Reserve—which raised short-term interest rates on February 1—would continue ramping up rates to combat elevated inflation. Equities fell sharply in the first half of March, as two of the largest bank failures in U.S. history raised concerns about the stability of the U.S. banking industry. Although financial regulators acted quickly to protect all Silicon Valley Bank and Signature Bank depositors from losses and to restore confidence in other banks, investors had lingering concerns—following a year of aggressive interest rate increases—that other regional banks could be toppled by losses from their bond holdings or a flight of depositors’ capital. As investors’ concerns diminished in the second half of March, however, equities rebounded strongly.

Developed non-U.S. equity markets outperformed U.S. equities, as a weaker dollar versus some currencies enhanced returns to U.S. investors. In Europe, equity markets were mostly positive in dollar terms, though financials sector concerns centered on Switzerland’s Credit Suisse, which was acquired by UBS Group in a government-brokered deal, rocked the markets in March. Developed Asian market returns were mostly positive but lagged European markets.

Stocks in emerging markets underperformed equities in developed non-U.S. markets in dollar terms. Markets in the major emerging regions were widely mixed. In Latin America, for example, Mexican shares surged more than 20%, while Colombian shares slumped 13%. In Asia, stocks in Taiwan and South Korea outperformed with gains of about 15% and 10%, respectively, while Indian shares fell more than 6%. In emerging Europe, Turkish shares slipped 9%, as the country recovered from a massive early-February earthquake and continued to struggle with elevated inflation, while Greek shares jumped about 16%.

Returns of several major equity market indexes were as follows:

Three months ended
Index	3/31/2023
S&P 500 Index	7.5%
NASDAQ Composite Index(1)	16.8%
Russell 2000 Index	2.7%
MSCI EAFE (Europe, Australasia, and Far East) Index	8.6%
MSCI Emerging Markets Index	4.0%
 (1) Returns exclude dividends

Global bonds produced mostly positive returns in dollar terms in the first quarter. In the U.S., three- and six-month U.S. Treasury bill yields rose as the Federal Reserve raised the fed funds target rate by 25 basis points in February and in March. The fed funds target rate range at the end of the quarter was 4.75% to 5.00%. However, U.S. Treasury note and bond yields declined roughly 30 to 40 basis points for the quarter, as regional bank distress resulted in a flight to safety in mid-March and raised expectations that the Fed would temper future interest rate increases. The 10-year U.S. Treasury note yield fell from 3.88% to 3.48% during the quarter.

In the U.S. investment-grade universe, corporate bonds and Treasuries performed best. Mortgage-backed securities also did well, but asset-backed and commercial mortgage-backed securities trailed with milder gains. Tax-free municipal bonds rose but slightly lagged the taxable investment-grade bond market. High yield issues outperformed higher-quality fixed income securities.

Bonds in developed non-U.S. markets appreciated in dollar terms, thanks to strength in March amid falling yields in various countries. Returns to U.S. investors were lifted by stronger European currencies versus the dollar. The Japanese yen, however, fell close to 1% versus the dollar, as Japanese monetary authorities kept monetary policy very stimulative. Emerging markets bonds produced positive returns in dollar terms, as various central banks continued raising short-term rates to fight inflation. Bonds denominated in local currencies fared better than dollar-denominated issues, as the U.S. dollar retreated versus many emerging markets currencies.

Returns for several major bond market indexes were as follows:

Three months ended
Index	3/31/2023
Bloomberg U.S. Aggregate Bond Index	3.0%
JPMorgan Global High Yield Index	3.5%
Bloomberg Municipal Bond Index	2.8%
Bloomberg Global Aggregate Ex-U.S. Dollar Bond Index	3.1%
JPMorgan Emerging Markets Bond Index Plus	1.9%
ICE Bank of America U.S. High Yield Index	3.7%
Credit Suisse Leveraged Loan Index	3.1%

ASSETS UNDER MANAGEMENT.(1)

Assets under management ended the first quarter of 2023 at $1,341.7 billion, an increase of $67.0 billion from December 31, 2022. The increase in assets under management during the first quarter of 2023 was driven by market appreciation, including net distributions not reinvested, of $83.1 billion, offset by net cash outflows of $16.1 billion.

The following tables detail changes in our assets under management, by asset class, during the first quarter of 2023:

	Three months ended 3/31/2023
(in billions)	Equity	Fixed income, including money market	Multi-asset(2)	Alternatives(3)	Total
Assets under management at beginning of period	$664.2	$167.0	$400.1	$43.4	$1,274.7
Net cash flows(4)	(23.5)	.1	7.1	.2	(16.1)
Net market appreciation and gains(5)	54.4	3.3	24.7	.7	83.1
Change during the period	30.9	3.4	31.8	.9	67.0
Assets under management at March 31, 2023	$695.1	$170.4	$431.9	$44.3	$1,341.7
(1)     Includes fee basis assets under management.
(2)    The underlying assets under management of the multi-asset portfolios have been aggregated and presented in this category and not reported in the equity and fixed income columns.
(3) The alternatives asset class includes strategies authorized to invest more than 50% of its holdings in private credit, leveraged loans, mezzanine, real assets/CRE, structured products, stressed / distressed, non-investment grade CLOs, special situations, or have absolute return as its investment objective. Generally, only those strategies with longer than daily liquidity are included. Unfunded capital commitments as of March 31, 2023 were $11.8 billion and are not reflected in fee basis AUM above.
(4)    Alternatives net cash flows includes $0.4 billion in outflows that represent investment manager-driven distributions.
(5)    Includes net distributions not reinvested of $0.2 billion.

Investment advisory clients outside the United States account for 8.9% of our assets under management at March 31, 2023 and 9.1% at December 31, 2022.

Our target date retirement products, which are included in the multi-asset totals shown above, continue to be a significant part of our assets under management. Assets under management in these portfolios, as well as net cash inflows (outflows), by vehicle, were as follows:

			Net cash inflows (outflows)
	Assets under management		Three months ended
(in billions)	3/31/2023	12/31/2022	3/31/2023	3/31/2022
U.S. mutual funds	$156.6	$148.8	$(.4)	$(1.6)
Collective investment trusts	192.7	174.7	7.7	8.8
Subadvised and separately managed accounts	11.5	10.7	.2	.1
	$360.8	$334.2	$7.5	$7.3

We also provide strategic investment advice solutions for certain portfolios. These advice solutions, which the vast majority is overseen by our multi-asset division, may include strategic asset allocation, and in certain portfolios, asset selection and/or tactical asset allocation overlays. We also offer advice solutions through retail separately managed accounts and separately managed accounts model delivery. As of March 31, 2023, total assets in these solutions were $443 billion, of which $435 billion are included in our reported assets under management in the tables above.

We provide participant accounting and plan administration for defined contribution retirement plans that invest in the firm's U.S. mutual funds, collective investment trusts and funds outside of the firm's complex. As of March 31, 2023, our assets under administration were $229 billion, of which nearly $140 billion are assets we manage.

INVESTMENT PERFORMANCE.(1)

Strong investment performance and brand awareness is a key driver to attracting and retaining assets—and to our long-term success. Our performance disclosures include specific asset classes, assets under management weighted performance, mutual fund performance against passive peers and composite performance against benchmarks. The following tables present investment performance for the one-, three-, five-, and 10-years ended March 31, 2023. Past performance is no guarantee of future results.

% of U.S. mutual funds that outperformed Morningstar median(2),(3)
	1 year	3 years	5 years	10 years
Equity	57%	50%	62%	80%
Fixed Income	42%	68%	63%	66%
Multi-Asset	22%	67%	75%	85%
All Funds	40%	61%	66%	76%

% of U.S. mutual funds that outperformed passive peer median(2),(4)
	1 year	3 years	5 years	10 years
Equity	56%	39%	53%	66%
Fixed Income	38%	72%	52%	48%
Multi-Asset	29%	74%	45%	90%
All Funds	41%	59%	50%	64%

% of composites that outperformed benchmarks(5)
	1 year	3 years	5 years	10 years
Equity	45%	34%	49%	69%
Fixed Income	12%	73%	50%	75%
All Composites	31%	51%	50%	71%

AUM Weighted Performance
% of U.S. mutual funds AUM that outperformed Morningstar median(2),(3)
	1 year	3 years	5 years	10 years
Equity	47%	48%	50%	84%
Fixed Income	45%	80%	76%	79%
Multi-Asset	3%	91%	94%	97%
All Funds	35%	63%	64%	87%

% of U.S. mutual funds AUM that outperformed passive peer median(2),(4)
	1 year	3 years	5 years	10 years
Equity	47%	30%	43%	59%
Fixed Income	40%	84%	61%	66%
Multi-Asset	3%	95%	89%	97%
All Funds	34%	54%	59%	70%

% of composites AUM that outperformed benchmarks(5)
	1 year	3 years	5 years	10 years
Equity	42%	37%	40%	54%
Fixed Income	7%	76%	37%	70%
All Composites	35%	44%	40%	56%

As of March 31, 2023, 61 of 125 (48.8%) of the firm's rated U.S. mutual funds (across primary share classes) received an overall rating of 4 or 5 stars. By comparison, 32.5% of Morningstar's fund population is given a rating of 4 or 5 stars(5). In addition, 65%(5) of AUM in the firm's rated U.S. mutual funds (across primary share classes) ended March 31, 2023 with an overall rating of 4 or 5 stars.

(1) The investment performance reflects that of T. Rowe Price sponsored mutual funds and composites AUM and not of OHA’s products.
(2) Source: © 2023 Morningstar, Inc. All rights reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information.
(3) Source: Morningstar. Primary share class only. Excludes money market mutual funds, funds with an operating history of less than one year, T. Rowe Price passive funds, and T. Rowe Price funds that are clones of other funds. The top chart reflects the percentage of T. Rowe Price funds with 1-, 3-, 5-, and 10-year track record that are outperforming the Morningstar category median. The bottom chart reflects the percentage of T. Rowe Price funds AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $310B for 1 year, $310B for 3 years, $310B for 5 years, and $305B for 10 years.
(4) Passive Peer Median was created by T. Rowe Price using data from Morningstar. Primary share class only. Excludes money market mutual funds, funds with an operating history of less than one year, funds with fewer than three peers, T. Rowe Price passive funds, and T. Rowe Price funds that are clones of other funds. This analysis compares T. Rowe Price active funds to the applicable universe of passive/index open-end funds and ETFs of peer firms. The top chart reflects the percentage of T. Rowe Price funds with 1-, 3-, 5-, and 10-year track record that are outperforming the passive peer universe. The bottom chart reflects the percentage of T. Rowe Price funds AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $295B for 1 year, $262B for 3 years, $261B for 5 years, and $244B for 10 years.
(5)Composite net returns are calculated using the highest applicable separate account fee schedule. Excludes money market composites. All composites compared with the official GIPS composite primary benchmark. The top chart reflects the percentage of T. Rowe Price composites with 1-, 3-, 5-, and 10-year track record that are outperforming their benchmarks. The bottom chart reflects the percentage of T. Rowe Price composite AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $1,186B for 1 year, $1,181B for 3 years, $1,172B for 5 years, and $1,133B for 10 years.
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

RESULTS OF OPERATIONS.

The following table and discussion sets forth information regarding our consolidated financial results for the three months ended March 31, 2023 and 2022 on a U.S. GAAP basis as well as a non-GAAP basis. The non-GAAP basis adjusts for the impact of our consolidated sponsored investment products, the impact of market movements on the supplemental savings plan liability and related economic hedges, investment income related to certain other investments, acquisition-related amortization and costs, impairment charges, and certain nonrecurring charges and gains.

	Three months ended		Q1 2023 vs. Q1 2022
(in millions, except per-share data)	3/31/2023	3/31/2022	$ change	% change
U.S. GAAP basis
Investment advisory fees	$1,391.8	$1,662.1	$(270.3)	(16.3)%
Capital allocation-based income	$16.9	$44.4	$(27.5)	(61.9)%
Net revenues	$1,537.6	$1,863.0	$(325.4)	(17.5)%
Operating expenses	$1,053.4	$985.6	$67.8	6.9%
Net operating income	$484.2	$877.4	$(393.2)	(44.8)%
Non-operating income (loss)(1)	$135.4	$(198.5)	$333.9	n/m
Net income attributable to T. Rowe Price	$421.5	$567.9	$(146.4)	(25.8)%
Diluted earnings per common share	$1.83	$2.41	$(.58)	(24.1)%
Weighted average common shares outstanding assuming dilution	225.2	229.8	$(4.6)	(2.0)%

Adjusted non-GAAP basis(2)
Operating expenses	$1,022.5	$1,039.1	$(16.6)	(1.6)%
Net operating income	$528.0	$838.0	$(310.0)	(37.0)%
Non-operating income (loss)(1)	$30.8	$(23.8)	$54.6	n/m
Net income attributable to T. Rowe Price	$389.4	$616.9	$(227.5)	(36.9)%
Diluted earnings per common share	$1.69	$2.62	$(.93)	(35.5)%

Assets under management (in billions)
Average assets under management	$1,322.9	$1,559.9	$(237.0)	(15.2)%
Ending assets under management	$1,341.7	$1,551.8	$(210.1)	(13.5)%
(1) The percentage change is not meaningful (n/m).
(2) See the reconciliation to the comparable U.S. GAAP measures at the end of the Results of Operations section of this Management’s Discussion and Analysis.

Results Overview - Quarter ended March 31, 2023

Net revenues consist of investment advisory revenues; administrative, distribution, and servicing fees; and capital allocation-based income. More than 90% of our net revenues are related to investment advisory fees. Total net revenues were $1,537.6 million in the first quarter of 2023, a 17.5% decline compared with $1,863.0 million in the first quarter of 2022. The decline was primarily due to a 16.3% decrease in investment advisory fee revenue as average assets under management declined 15.2%.

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

Capital allocation income will fluctuate quarter-to-quarter to reflect the adjustment to accrued carried interest for the change in value of the affiliated funds assuming the funds’ underlying investments were realized as of March 31, 2023, regardless of whether the funds’ underlying investments have been realized.

Operating expenses on a U.S. GAAP basis were $1,053.4 million in the first quarter of 2023 compared with $985.6 million in the first quarter of 2022. On a non-GAAP basis, operating expenses were $1,022.5 million, a 1.6% decrease over the comparable 2022 period.

In comparison to the first quarter of 2022, higher salaries and related benefits, along with higher costs related to the ongoing investments in our technology capabilities, were more than offset by lower distribution and servicing costs due to lower average assets under management, a lower interim bonus accrual, and lower stock-based compensation expense.

Operating margin in the first quarter of 2023 was 31.5% on a U.S. GAAP basis, compared to 47.1% earned in the 2022 quarter. The decrease in our U.S. GAAP operating margin for the first quarter of 2023 compared to the 2022 period was primarily driven by the decrease in investment advisory fee revenue and the increase in operating expenses, primarily due to the increase in the supplemental savings plan liability, which increased expenses.

Diluted earnings per share was $1.83 for the first quarter of 2023 as compared to $2.41 for the first quarter of 2022. The decrease was primarily driven by lower operating income and a higher effective tax rate, partially offset by net investment gains recognized in the first quarter of 2023 as compared to net investment losses recognized in the first quarter of 2022, as market returns in the first quarter of 2023 were stronger than those in 2022.

On a non-GAAP basis, diluted earnings per share was $1.69 for the first quarter of 2023 as compared to $2.62 for the first quarter of 2022. Similar to our U.S. GAAP diluted earnings per share, the decrease is largely attributable to lower operating income and a higher effective tax rate compared to the 2022 period.

Net revenues

	Three months ended		Q1 2023 vs. Q1 2022
(in millions)	3/31/2023	3/31/2022	$ change	% change
Investment advisory fees
Equity	$833.9	$1,086.0	$(252.1)	(23.2)%
Fixed income	102.4	106.6	(4.2)	(3.9)%
Multi-asset	386.0	404.6	(18.6)	(4.6)%
Alternatives	69.5	64.9	4.6	7.1%
	1,391.8	1,662.1	(270.3)	(16.3)%
Administrative, distribution, and servicing fees
Administrative fees	108.4	130.2	(21.8)	(16.7)%
Distribution and servicing fees	20.5	26.3	(5.8)	(22.1)%
	128.9	156.5	(27.6)	(17.6)%

Capital allocation-based income	16.9	44.4	(27.5)	(61.9)%
Net revenues	$1,537.6	$1,863.0	$(325.4)	(17.5)%

Average assets under management (in billions)
Equity	$687.0	$886.5	$(199.5)	(22.5)%
Fixed income	169.6	177.8	(8.2)	(4.6)%
Multi-asset	422.2	453.7	(31.5)	(6.9)%
Alternatives	44.1	41.9	2.2	5.3%
Average assets under management	$1,322.9	$1,559.9	(237.0)	(15.2)%

Investment advisory fees
Investment advisory revenues earned in the first quarter of 2023 decreased over the comparable 2022 quarter as average assets under management decreased $237.0 billion or 15.2%, to $1,322.9 billion. In the first quarter of 2022, we voluntarily waived $9.2 million, or less than 1%, of our investment advisory fees. We did not waive money market investment advisory fees in the first quarter of 2023.

The total average annualized effective fee rate earned during the first quarter of 2023 was 42.7 basis points, compared with 43.2 basis points earned during the first quarter of 2022 and 42.3 basis points earned during the fourth quarter of 2022. In comparison to the first quarter of 2022, the annualized effective fee rate was impacted by a mix shift to lower fee asset classes and vehicles as a result of overall market declines and net outflows over the last twelve months.

Administrative, distribution, and servicing fees in the first quarter of 2023 were $128.9 million, a decrease of $27.6 million, or 17.6%, from the comparable 2022 quarter. The decrease was primarily due to lower transfer agent servicing activities provided to the T. Rowe Price mutual funds and lower 12b-1 revenue earned primarily on the Advisor and R share classes of the U.S. mutual funds as a result of lower assets under management in these share classes. The decrease in 12b-1 revenue is offset entirely by a decrease in the costs paid to third-party intermediaries that source these assets and are reported in distribution and servicing expense.

Capital allocation-based income in the first quarter of 2023 increased net revenues by $16.9 million. The first quarter of 2023 amount represents an increase of $29.2 million in accrued carried interest from investments in affiliated investment funds, partially offset by $12.3 million in non-cash acquisition-related amortization. Comparatively, capital allocation-based income in the first quarter of 2022 increased net revenues by $44.4 million, which consists of an increase of $57.6 million in accrued carried interest, partially offset by $13.2 million in non-cash amortization. A portion of the capital allocation-based income is passed through to certain associates as compensation and the related expense is recognized in compensation and related costs with the unpaid amount reported as non-controlling interest on the consolidated balance sheet.

Our net revenues reflect the elimination of advisory and administrative fee revenue earned from our consolidated sponsored investment products. The corresponding expenses recognized by these products, and consolidated in our financial statements, were also eliminated from operating expenses. For the first quarter, we eliminated net revenue of $.6 million in 2023 and $.9 million in 2022.

Operating expenses

	Three months ended		Q1 2023 vs. Q1 2022
(in millions)	3/31/2023	3/31/2022	$ change	% change
Compensation, benefits and related costs	$593.3	$595.9	$(2.6)	(.4)%
Acquisition-related retention agreements	14.2	19.2	(5.0)	(26.0)%
Capital allocation-based income compensation	3.5	17.5	(14.0)	(80.0)%
Supplemental savings plan(1)	42.5	(51.0)	93.5	n/m
Total compensation and related costs	653.5	581.6	71.9	12.4%
Distribution and servicing	71.5	85.9	(14.4)	(16.8)%
Advertising and promotion	25.8	23.4	2.4	10.3%
Product and recordkeeping related costs	72.1	80.4	(8.3)	(10.3)%
Technology, occupancy, and facility costs	146.6	133.9	12.7	9.5%
General, administrative, and other	107.5	98.8	8.7	8.8%
Change in fair value of contingent consideration	(49.6)	(45.5)	(4.1)	9.0%
Acquisition-related amortization	26.0	27.1	(1.1)	(4.1)%
Total operating expenses	$1,053.4	$985.6	$67.8	6.9%
(1) The impact of the market on the supplemental savings plan liability drives the expense recognized each period.

Compensation, benefits, and related costs were $593.3 million in the first quarter of 2023, a decrease of $2.6 million, or .4%, compared to the 2022 quarter, as a lower interim bonus accrual and stock-based compensation expense were partially offset by $28.0 million in higher salaries and related benefits, primarily due to base salary increases in January 2023, and higher headcount. The firm employed 7,837 associates at March 31, 2023, a decrease of .4% from the end of 2022 and an increase of 3.5% from March 31, 2022.

Distribution and servicing costs were $71.5 million for the first quarter of 2023, a decrease of $14.4 million, or 16.8%, from the $85.9 million recognized in the 2022 quarter. The decrease was primarily driven by lower average assets under management in certain share classes of the U.S. mutual funds that earn 12(b)-1 fees. Additionally, lower AUM in our international products, including our Japanese Investment Trusts (ITMs), and certain SICAV share classes, contributed to lower distribution costs.

The costs in this expense category primarily include amounts paid to third-party intermediaries that source the assets of certain share classes of our U.S. mutual funds and our international products, such as our Japanese ITMs and SICAVs. These costs are offset entirely by the distribution revenue we earn and report in net revenues: 12b-1 revenue is recognized in administrative, distribution, and servicing fees for the Advisor and R share classes of the U.S. mutual funds and investment advisory fee revenue for our international products.

Advertising and promotion costs were $25.8 million in the first quarter of 2023, an increase of $2.4 million, or 10.3%, compared to the $23.4 million recognized in the 2022 quarter. The increase was driven primarily by an increase in digital advertising costs.

Product and recordkeeping related costs were $72.1 million in the first quarter of 2023, a decrease of $8.3 million, or 10.3%, compared to the $80.4 million in the 2022 quarter. The decrease was driven primarily due to lower recordkeeping related costs.
Technology, occupancy, and facility costs were $146.6 million in the first quarter of 2023, an increase of $12.7 million, or 9.5%, compared to the $133.9 million recognized in the 2022 quarter. The increase was primarily due to higher depreciation from our ongoing investment in our technology capabilities, including hosted solution licenses, and increased office facility costs, mainly related to higher rent expense associated with a new UK facility we expect to occupy later this year.

General, administrative, and other expenses were $107.5 million in the first quarter of 2023, an increase of $8.7 million, or 8.8%, compared to the $98.8 million recognized in the 2022 quarter. The increase was primarily related to higher travel and information services expenses as well as certain nonrecurring costs that were incurred during the 2022 quarter. These increases were partially offset by lower external research costs.

Change in fair value of contingent consideration. Our contingent consideration consists of an earnout arrangement as part of our acquisition of OHA in December 2021 in which additional purchase price may be due to certain employees of OHA upon satisfying or exceeding certain defined revenue targets. Every reporting period, we record the potential amount due under this arrangement at fair value. During the first quarter of 2023 and 2022, we recognized reductions in the fair value of the contingent consideration liability of $49.6 million and $45.5 million, respectively, as the challenging market conditions have reduced revenue expectations used in the fair value determinations.

Acquisition-related amortization and impairment costs. As part of the purchase accounting for the acquisition of OHA in December 2021, we identified and separately recognized at fair value certain intangible assets. During the first quarter of 2023 and 2022, we recognized $26.0 million and $27.1 million, respectively, in amortization related to the definite-lived intangible assets. No impairment costs were recognized during either period. However, should conditions deteriorate, impairments may be recognized in future periods.

Non-operating income (loss)

Non-operating income for the first quarter of 2023 was $135.4 million as compared to non-operating loss of $198.5 million in the 2022 quarter. The following table details the components of non-operating income (loss) for the three months ended March 31, 2023 and 2022.

	Three months ended
(in millions)	3/31/2023	3/31/2022
Net gains (losses) from non-consolidated T. Rowe Price investment products
Cash and discretionary investments
Dividend income	$20.2	$.8
Market-related gains (losses) and equity in earnings (losses)	10.6	(24.6)
Total cash and discretionary investments	30.8	(23.8)
Seed capital investments
Dividend income	.5	.2
Market-related gains (losses) and equity in earnings (losses)	15.1	(22.8)
Net gains recognized upon deconsolidation	—	1.6
Investments used to hedge the supplemental savings plan liability	44.7	(55.3)
Total net gains (losses) from non-consolidated T. Rowe Price investment products	91.1	(100.1)
Other investment income	2.8	10.2
Net gains (losses) on investments	93.9	(89.9)
Net gains (losses) on consolidated sponsored investment portfolios	45.4	(101.4)
Other losses, including foreign currency losses	(3.9)	(7.2)
Non-operating income (loss)	$135.4	$(198.5)

Our investment portfolio recognized gains during the first quarter of 2023 primarily due to market activity that resulted in higher valuations at the end of the first quarter of 2023 and higher dividends earned on our cash equivalents. Our investment portfolio recognized losses in the first quarter of 2022 as the Russian invasion of Ukraine, inflation fears, and Federal Reserve interest rate increases weighed on the global economy and markets resulting in lower valuations at the end of the first quarter of 2022.

The table above includes the net investment income of the underlying portfolios included in the consolidated
T. Rowe Price investment products and not just the net investment income related to our ownership interest in the products. The table below shows the impact that the consolidated sponsored investment products had on the individual lines of our unaudited condensed consolidated statements of income and the portion attributable to our interest:

	Three months ended
(in millions)	3/31/2023	3/31/2022
Operating expenses reflected in net operating income	$(4.0)	$(2.5)
Net investment income (loss) reflected in non-operating income	45.8	(101.4)
Impact on income before taxes	$41.8	$(103.9)

Net income (loss) attributable to our interest in the consolidated T. Rowe Price investment products	$21.6	$(50.4)
Net income (loss) attributable to redeemable non-controlling interests (unrelated third-party investors)	20.2	(53.5)
	$41.8	$(103.9)

Provision for income taxes

The following table reconciles the statutory federal income tax rate to our effective tax rate on a U.S. GAAP basis for both the three months ended March 31, 2023 and 2022:

	Three months ended
	3/31/2023	3/31/2022
Statutory U.S. federal income tax rate	21.0%	21.0%
State income taxes for current year, net of federal income tax benefits(1)	3.0	3.3
Net (income) losses attributable to redeemable non-controlling interests	(.4)	.3
Net excess tax benefits from stock-based compensation plans activity	(.4)	(.6)
Other items, including valuation allowances	5.5	.2
Effective income tax rate	28.7%	24.2%
(1) State income tax benefits are reflected in the total benefits for net income attributable to redeemable non-controlling interests and stock-based compensation plans activity.

Our U.S. GAAP effective tax rate for the first quarter of 2023 was 28.7%, compared with 24.2% in the 2022 quarter. The effective tax rate for the first quarter of 2023 was unfavorably impacted by increases in valuation allowances recognized against foreign-based deferred tax assets, primarily net operating losses, as it was determined that, as of the first quarter of 2023, it was not more-likely-than not to be realized. This unfavorable impact was partially offset by a lower state effective tax rate as a result of favorable state tax liability settlements and net gains attributable to redeemable non-controlling interests held in our consolidated investment products.

The non-GAAP tax rate primarily adjusts for the impact of the consolidated investment products, including the net income attributable to the redeemable non-controlling interests. Our non-GAAP effective tax rate was 30.3% in the first quarter of 2023 compared with 24.2% in first quarter of 2022. The increase in the non-GAAP effective tax rates for the first quarter of 2023, like our GAAP effective tax rate, was also unfavorably impacted by the increases in the valuation allowances. This unfavorable impact was partially offset by a lower state effective tax rate as a result of favorable state tax liability settlements.

Our effective tax rate will continue to experience volatility in future periods as the tax benefits recognized from stock-based compensation are impacted by market fluctuations in our stock price, the timing of option exercises, the remeasurement of the contingent consideration liability, as well as changes in deferred tax asset valuation allowances, primarily in foreign jurisdictions, based on the sufficiency of taxable income in future periods. Our U.S. GAAP rate will also be impacted by changes in the proportion of net income that is attributable to our redeemable non-controlling interests and non-controlling interests reflected in permanent equity.

We currently estimate that our effective tax rate for the full year 2023, on a U.S. GAAP basis, will be in the range of 26% to 30%. On a non-GAAP basis, the range is 26.5% to 29.5%.

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

The following schedules reconcile certain U.S. GAAP financial measures for the three months ended
March 31, 2023 and 2022.

	Three months ended 3/31/2023
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(6)	Net income attributable to T. Rowe Price	Diluted earnings per share(7)
U.S. GAAP Basis (FS line item)	$1,053.4	$484.2	$135.4	$177.9	$421.5	$1.83
Non-GAAP adjustments:
Acquisition-related non-GAAP adjustments:
Investment and NCI amortization and impairments(1) (Capital allocation-based income and Compensation and related costs)	5.1	7.2	—	1.5	5.7	.02
Acquisition-related retention arrangements(1) (Compensation and related costs)	(14.2)	14.2	—	3.1	11.1	.05
Contingent consideration(1)	49.6	(49.6)	—	(10.5)	(39.1)	(.17)
Intangible assets amortization and impairments(1)	(26.0)	26.0	—	5.6	20.4	.09
Total acquisition-related non-GAAP adjustments	14.5	(2.2)	—	(.3)	(1.9)	(.01)
Supplemental savings plan liability(3) (Compensation and related costs)	(42.5)	42.5	(44.7)	(.5)	(1.7)	(.01)
Consolidated T. Rowe Price investment products(4)	(2.9)	3.5	(45.4)	(4.6)	(17.1)	(.07)
Other non-operating income(5)	—	—	(14.5)	(3.1)	(11.4)	(.05)
Adjusted Non-GAAP Basis	$1,022.5	$528.0	$30.8	$169.4	$389.4	$1.69

	Three months ended 3/31/2022
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(6)	Net income attributable to T. Rowe Price	Diluted earnings per share(7)
U.S. GAAP Basis (FS line item)	$985.6	$877.4	$(198.5)	$164.5	$567.9	$2.41
Non-GAAP adjustments:
Acquisition-related non-GAAP adjustments:
Investment and NCI amortization and impairments(1) (Capital allocation-based income and Compensation and related costs)	5.6	7.6	—	5.3	2.3	.03
Acquisition-related retention arrangements(1) (Compensation and related costs)	(19.2)	19.2	—	5.4	13.8	.04
Contingent consideration(1)	45.5	(45.5)	—	(18.2)	(27.3)	(.12)
Intangible assets amortization and impairments(1)	(27.1)	27.1	—	10.8	16.3	.07
Transaction costs(2) (General, admin and other)	(.7)	.7	—	.3	.4	—
Total acquisition-related non-GAAP adjustments	4.1	9.1	—	3.6	5.5	.02
Supplemental savings plan liability(3) (Compensation and related costs)	51.0	(51.0)	55.3	1.7	2.7	.01
Consolidated T. Rowe Price investment products(4)	(1.6)	2.5	101.4	20.3	30.0	.13
Other non-operating income(5)	—	—	18.0	7.2	10.8	.05
Adjusted Non-GAAP Basis	$1,039.1	$838.0	$(23.8)	$197.3	$616.9	$2.62

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

(6)    The income tax impacts were calculated in order to achieve an overall non-GAAP effective tax rate for three months ended March 31, 2023 and 2022 was 30.3% and 24.2%, respectively. We estimate that our effective tax rate for the full-year 2023 on a non-GAAP basis will be in the range of 26.5% to 29.5%.

(7)    This non-GAAP measure was calculated by applying the two-class method to adjusted net income attributable to T. Rowe Price divided by the weighted-average common shares outstanding assuming dilution. The calculation of adjusted net income allocated to common stockholders is as follows:

	Three months ended
	3/31/2023	3/31/2022
Adjusted net income attributable to T. Rowe Price	$389.4	$616.9
Less: adjusted net income allocated to outstanding restricted stock and stock unit holders	9.6	14.1
Adjusted net income allocated to common stockholders	$379.8	$602.8

CAPITAL RESOURCES AND LIQUIDITY.

Sources of Liquidity

We have ample liquidity, including cash and investments in T. Rowe Price products, as follows:

(in millions)	3/31/2023	12/31/2022
Cash and cash equivalents	$2,094.1	$1,755.6
Discretionary investments	464.3	449.7
Total cash and discretionary investments	2,558.4	2,205.3
Redeemable seed capital investments	1,146.8	1,120.3
Investments used to hedge the supplemental savings plan liability	786.7	760.7
Total cash and investments in T. Rowe Price products	$4,491.9	$4,086.3

Our discretionary investment portfolio is comprised of short duration bond funds, which typically yield higher than money market rates, and asset allocation products. Cash and discretionary investments experienced market gains of $30.8 million in the three months ended March 31, 2023 compared to market losses of $23.8 million in the three months ended March 31, 2022. Our subsidiaries outside the United States held cash and discretionary investments of $792.4 million at March 31, 2023 and $809.1 million at December 31, 2022. Given the availability of our financial resources and cash expected to be generated through future operations, we do not maintain an available external source of additional liquidity.

Our seed capital investments are redeemable, although we generally expect to be invested for several years for the products to build an investment performance history and until unrelated third-party investors substantially reduce our relative ownership percentage.

The cash and investment presentation on the unaudited condensed consolidated balance sheet is based on the accounting treatment for the cash equivalent or investment item. The following table details how T. Rowe Price’s interests in cash and investments relate to where they are presented on the unaudited condensed consolidated balance sheet as of March 31, 2023.

(in millions)	Cash and cash equivalents	Investments	Net assets of consolidated T. Rowe Price investment products(1)	Total
Cash and discretionary investments	$2,094.1	$452.2	$12.1	$2,558.4
Seed capital investments	—	334.3	812.5	1,146.8
Investments used to hedge the supplemental savings plan liability	—	786.7	—	786.7
Total cash and investments in T. Rowe Price products attributable to T. Rowe Price	2,094.1	1,573.2	824.6	4,491.9
Investments in affiliated private investment funds(2)	—	663.2	50.8	714.0
Investments in CLOs	—	115.5	—	115.5
Investment in UTI and other investments	—	254.3	—	254.3
Total cash and investments attributable to T. Rowe Price	2,094.1	2,606.2	875.4	5,575.7
Redeemable non-controlling interests	—	—	834.1	834.1
As reported on unaudited condensed consolidated balance sheet at March 31, 2023	$2,094.1	$2,606.2	$1,709.5	$6,409.8
(1) The consolidated T. Rowe Price investment products are generally those products we provided seed capital at the time of their formation and we have a controlling interest. These products generally represent U.S. mutual funds as well as those funds regulated outside the U.S.     The $12.1 million and the $812.5 million represent the total value at March 31, 2023 of our interest in the consolidated T. Rowe Price investment products. The total net assets of the T. Rowe Price investment products at March 31, 2023 of $1,709.5 million includes assets of $1,820.9 million, less liabilities of $111.4 million as reflected in our unaudited condensed consolidated balance sheets.
(2) Includes $194.4 million of non-controlling interests in consolidated entities and represents the portion of these investments, held by third parties, that we cannot sell in order to obtain cash for general operations.

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

Uses of Liquidity

We increased our quarterly recurring dividend per common share in February 2023 by 1.7% to $1.22 per common share from $1.20 per common share. Further, we expended $2.7 million in the first quarter of 2023 to repurchase
25 thousand shares of our outstanding common stock, at an average price of $109.83 per share. These dividends and repurchases were expended using existing cash balances and cash generated from operations. While opportunistic in our approach to stock buybacks, we will generally repurchase our common stock over time to offset the dilution created by our equity-based compensation plans.

Since the end of 2020, we have returned nearly $5.1 billion to stockholders through stock repurchases, regular quarterly dividends, and a special dividend, as follows:

(in millions)	Recurring dividend	Special dividend	Stock repurchases	Total cash returned to stockholders
2021	$1,003.7	$699.8	$1,136.0	$2,839.5
2022	1,108.8	—	855.3	1,964.1
Three months ended 3/31/2023	280.7	—	2.7	283.4
Total	$2,393.2	$699.8	$1,994.0	$5,087.0

We anticipate property, equipment, software and other capital expenditures, including internal labor capitalization, for the full-year 2023 to be about $370 million, of which approximately two-thirds is planned for technology initiatives. We expect to fund our anticipated capital expenditures with operating cash flows and other available resources.

Cash Flows

The following table summarizes the cash flows for the three months ended March 31, 2023 and 2022, that are attributable to T. Rowe Price, our consolidated sponsored investment products, and the related eliminations required in preparing the statement.

	Three months ended
	3/31/2023				3/31/2022
(in millions)	Cash flow attributable to T. Rowe Price	Cash flow attributable to consolidated sponsored investment products	Elims	As reported	Cash flow attributable to T. Rowe Price	Cash flow attributable to consolidated sponsored investment products	Elims	As reported
Cash flows from operating activities
Net income (loss)	$421.5	$41.8	$(21.6)	$441.7	$567.9	$(103.9)	$50.4	$514.4
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, amortization and impairments of property, equipment and software	58.8	—	—	58.8	54.5	—	—	54.5
Amortization and impairment of acquisition-related assets and retention agreements	48.2	—	—	48.2	53.9	—	—	53.9
Fair value remeasurement of contingent liability	(49.6)	—	—	(49.6)	(45.5)	—	—	(45.5)
Stock-based compensation expense	58.8	—	—	58.8	63.6	—	—	63.6
Net (gains) losses recognized on investments	(123.9)	—	21.6	(102.3)	88.7	—	(50.4)	38.3
Net redemptions in sponsored investment products used to economically hedge supplemental savings plan liability	18.4	—	—	18.4	6.1	—	—	6.1
Net change in trading securities held by consolidated sponsored investment products	—	(200.7)	—	(200.7)	—	180.1	—	180.1
Other changes	240.5	(.7)	(1.4)	238.4	229.0	9.4	(.4)	238.0
Net cash provided by (used in) operating activities	672.7	(159.6)	(1.4)	511.7	1,018.2	85.6	(.4)	1,103.4
Net cash provided by (used in) investing activities	(52.0)	(2.5)	(3.0)	(57.5)	44.4	(5.9)	(34.7)	3.8
Net cash provided by (used in) financing activities	(282.2)	133.6	4.4	(144.2)	(588.2)	(91.0)	35.1	(644.1)
Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment products	—	1.5	—	1.5	—	(2.7)	—	(2.7)
Net change in cash and cash equivalents during period	338.5	(27.0)	—	311.5	474.4	(14.0)	—	460.4
Cash and cash equivalents at beginning of year	1,755.6	119.1	—	1,874.7	1,523.1	101.1	—	1,624.2
Cash and cash equivalents at end of period	$2,094.1	$92.1	$—	$2,186.2	$1,997.5	$87.1	$—	$2,084.6

Operating Activities
Operating activities attributable to T. Rowe Price during the first quarter of 2023 provided cash flows of $672.7 million as compared to $1,018.2 million during the first quarter of 2022. Operating cash flows attributable to T. Rowe Price decreased $345.5 million, including a $146.4 million decrease in net income from the first quarter of 2022 and a lower add back of $222.9 million in non-cash adjustments, including unrealized investment gains/losses, depreciation, amortization of acquisition-related assets and retention arrangements, the fair value remeasurement of the contingent consideration liability, stock-based compensation expense, and other noncash items. These decreases were partially offset by an increase in timing differences primarily on the cash settlement of our assets and liabilities of $11.5 million. The non-cash adjustments were primarily driven by $123.9 million in net investment gains in the first quarter of 2023 compared with $88.7 million in net investment losses in the first quarter of 2022. Additionally, in 2023, we had net proceeds of $18.4 million from certain investment products that economically hedge our supplemental savings plan liability compared to net proceeds of $6.1 million in the same period of 2022. Our interim operating cash flows do not include the cash impact of variable compensation that is accrued throughout the year before being substantially paid out in December. The remaining change in reported cash flows from operating activities was attributable to the net change in trading securities held in our consolidated investment products’ underlying portfolios.

Investing Activities
Net cash used in investing activities that are attributable to T. Rowe Price totaled $52.0 million in the first quarter of 2023 compared with $44.4 million of cash provided by investing activities in the 2022 period. During 2023, net proceeds from the sale of certain of our discretionary investments of $6.3 million were lower compared to $58.9 million during 2022. We also increased the level of seed capital provided to the T. Rowe Price consolidated investment products by $31.7 million. We eliminate our seed capital in those T. Rowe Price investment products we consolidate in preparing our unaudited condensed consolidated statement of cash flows. In addition, we increased our property, equipment and software expenditures by $5.8 million. The remaining $3.4 million change in reported cash flows from investing activities is related to the net cash removed from our balance sheet from consolidating and deconsolidating investment products.

Financing Activities
Net cash used in financing activities attributable to T. Rowe Price were $282.2 million in the first quarter of 2023 compared with $588.2 million in the 2022 period. During the first quarter of 2023, we repurchased 25 thousand shares ($2.7 million) compared to 2.1 million shares ($320.1 million) in the first quarter of 2022. The remaining decrease in reported cash flows used from financing activities is primarily attributable to $138.0 million in net subscriptions received from redeemable non-controlling interest holders of our consolidated investment products during the first quarter of 2023 as compared to $55.9 million in net redemptions from redeemable non-controlling interest holders of our consolidated investment products during the first quarter of 2022.

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

There have been no material changes in the critical accounting policies previously identified in our 2022 Annual Report on Form 10-K.

NEWLY-ISSUED BUT NOT YET ADOPTED ACCOUNTING GUIDANCE.

See Note 1 - The Company and Basis of Preparation note within Item 1. Financial Statements for a discussion of newly issued but not yet adopted accounting guidance.

FORWARD-LOOKING INFORMATION.

From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this report, may contain certain forward-looking information, including information or anticipated information relating to: our operations, revenues, net income, and earnings per share of common stock; changes in the amount and composition of our assets under management; our expense levels; our tax rate; the timing and expense related to the integration of OHA with and into our business; legal or regulatory developments; geopolitical instability; interest rates and currency fluctuations; and our expectations regarding financial markets, future transactions, dividends, stock repurchases, investments, new products and services, capital expenditures, changes in our effective fee rate, and other industry or market conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A, Risk Factors, included in our Form 10-K Annual Report for 2022. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in our market risks from those provided in Item 7A of the Form 10-K Annual Report for 2022.

Item 4.Controls and Procedures.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of March 31, 2023, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the first quarter of 2023, and has concluded that there was no change during the first quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

For information about our legal proceedings, please see our Commitments and Contingencies footnote to our unaudited condensed consolidated financial statements in Part 1. of this Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes in the information provided in Item 1A of our Form 10-K Annual Report for 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchase activity during the first quarter of 2023 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January	63,937	$111.12	25,000	8,750,217
February	38,675	$—	—	8,750,217
March	2,466	$—	—	8,750,217
Total	105,078	$114.40	25,000

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorization, outstanding shares surrendered to us to pay the exercise price in connection with swap exercises of employee stock options, and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the first quarter of 2023, 80,078 were related to shares surrendered in connection with employee stock option exercises and no shares were withheld to cover tax withholdings associated with the vesting of restricted stock awards.

The following table details the changes in and status of the Board of Directors’ outstanding publicly announced board authorizations.

Authorization Dates	1/1/2023	Total Number of Shares Purchased	Maximum Number of Shares that May Yet Be Purchased at 3/31/2023
March 2020	8,775,217	(25,000)	8,750,217

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

Not applicable.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 2, 2023.
T. Rowe Price Group, Inc.

By:    /s/ Jennifer B. Dardis
Vice President, Chief Financial Officer and Treasurer