Form 10-Q
period 2023-06-30
PRICE T ROWE GROUP INC
filed 2023-07-28
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date,
July 26, 2023, is 224,295,099.
The exhibit index is at Item 6 on page 43.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	6/30/2023	12/31/2022
ASSETS
Cash and cash equivalents	$2,249.7	$1,755.6
Accounts receivable and accrued revenue	761.4	748.7
Investments	2,718.4	2,539.2
Assets of consolidated sponsored investment products ($1,707.3 million at June 30, 2023 and $1,375.6 million at December 31, 2022, related to variable interest entities)	1,946.1	1,603.4
Operating lease assets	261.6	279.4
Property, equipment and software, net	771.2	755.7
Intangible assets, net	577.4	629.8
Goodwill	2,642.8	2,642.8
Other assets	692.8	688.7
Total assets	$12,621.4	$11,643.3

LIABILITIES
Accounts payable and accrued expenses	$381.3	$406.7
Liabilities of consolidated sponsored investment products ($47.2 million at June 30, 2023 and $39.1 million at December 31, 2022, related to variable interest entities)	71.7	89.1
Operating lease liabilities	323.4	329.6
Accrued compensation and related costs	511.2	228.0
Supplemental savings plan liability	817.3	761.2
Contingent consideration liability	23.0	95.8
Income taxes payable	42.4	46.0
Total liabilities	2,170.3	1,956.4

Commitments and contingent liabilities

Redeemable non-controlling interests	985.2	656.7

STOCKHOLDERS’ EQUITY
Preferred stock, undesignated, $.20 par value – authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value—authorized 750,000,000; issued 224,281,000 shares at June 30, 2023 and 224,310,000 at December 31, 2022	44.8	44.9
Additional capital in excess of par value	520.6	437.9
Retained earnings	8,746.2	8,409.7
Accumulated other comprehensive loss	(47.8)	(53.0)
Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	9,263.8	8,839.5
Non-controlling interests in consolidated entities	202.1	190.7
Total stockholders’ equity	9,465.9	9,030.2
Total liabilities, redeemable non-controlling interests, and stockholders’ equity	$12,621.4	$11,643.3
The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended		Six months ended
	6/30/2023	6/30/2022	6/30/2023	6/30/2022
Revenues
Investment advisory fees	$1,430.8	$1,496.7	$2,822.6	$3,158.8
Capital allocation-based income	38.7	(126.3)	55.6	(81.9)
Administrative, distribution, and servicing fees	140.7	142.6	269.6	299.1
Net revenues	1,610.2	1,513.0	3,147.8	3,376.0

Operating expenses
Compensation and related costs	648.2	463.4	1,301.7	1,045.0
Distribution and servicing	67.8	75.7	139.3	161.6
Advertising and promotion	22.9	21.4	48.7	44.8
Product and recordkeeping related costs	77.7	76.3	149.8	156.7
Technology, occupancy, and facility costs	154.7	134.3	301.3	268.2
General, administrative, and other	100.0	96.4	207.5	195.2
Change in fair value of contingent consideration	(23.2)	(50.3)	(72.8)	(95.8)
Acquisition-related amortization	28.6	27.2	54.6	54.3
Total operating expenses	1,076.7	844.4	2,130.1	1,830.0

Net operating income	533.5	668.6	1,017.7	1,546.0

Non-operating income (loss)
Net gains (losses) on investments	89.1	(169.9)	183.0	(259.8)
Net gains (losses) on consolidated investment products	24.4	(104.6)	69.8	(206.0)
Other losses	(7.3)	(5.4)	(11.2)	(12.6)
Total non-operating income (loss)	106.2	(279.9)	241.6	(478.4)

Income before income taxes	639.7	388.7	1,259.3	1,067.6
Provision for income taxes	158.5	100.9	336.4	265.4
Net income	481.2	287.8	922.9	802.2
Less: net income (loss) attributable to redeemable non-controlling interests	4.8	(51.8)	25.0	(105.3)
Net income attributable to T. Rowe Price Group	$476.4	$339.6	$897.9	$907.5

Earnings per share on common stock of T. Rowe Price Group
Basic	$2.07	$1.47	$3.90	$3.90
Diluted	$2.06	$1.46	$3.89	$3.88

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three months ended		Six months ended
	6/30/2023	6/30/2022	6/30/2023	6/30/2022
Net income	$481.2	$287.8	$922.9	$802.2
Other comprehensive income (loss)
Currency translation adjustments
Consolidated T. Rowe Price investment products - variable interest entities	9.5	(26.6)	18.6	(42.1)
Reclassification (gains) losses recognized in non-operating income upon deconsolidation of certain T. Rowe Price investment products	—	(5.3)	—	(6.9)
Total currency translation adjustments of consolidated T. Rowe Price investment products - variable interest entities	9.5	(31.9)	18.6	(49.0)
Equity method investments	1.1	(3.1)	—	(2.6)
Other comprehensive income (loss) before income taxes	10.6	(35.0)	18.6	(51.6)
Net deferred tax (expense) benefits	(1.2)	3.4	(1.8)	5.2
Total other comprehensive income (loss)	9.4	(31.6)	16.8	(46.4)

Total comprehensive income	490.6	256.2	939.7	755.8
Less: comprehensive income (loss) attributable to redeemable non-controlling interests	10.5	(67.5)	36.8	(130.8)
Total comprehensive income attributable to T. Rowe Price Group	$480.1	$323.7	$902.9	$886.6

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six months ended
	6/30/2023	6/30/2022
Cash flows from operating activities
Net income	$922.9	$802.2
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and impairment of property, equipment and software	117.9	109.2
Amortization and impairment of acquisition-related assets and retention arrangements	97.9	106.7
Fair value remeasurement of contingent consideration liability	(72.8)	(95.8)
Stock-based compensation expense	115.4	122.9
Net (gains) losses recognized on investments	(215.6)	338.8
Net redemptions in sponsored investment products used to economically hedge supplemental savings plan liability	18.4	3.9
Net change in securities held by consolidated sponsored investment products	(414.5)	282.3
Other changes in assets and liabilities	336.9	56.8
Net cash provided by operating activities	906.5	1,727.0

Cash flows from investing activities
Purchases of sponsored investment products	(27.3)	(31.2)
Dispositions of sponsored investment products	73.8	141.4
Net cash of sponsored investment products on deconsolidation	(17.8)	(13.5)
Additions to property, equipment and software	(132.4)	(122.8)
Other investing activity	(32.2)	0.4
Net cash used in investing activities	(135.9)	(25.7)

Cash flows from financing activities
Repurchases of common stock	(50.4)	(510.4)
Common share issuances under stock-based compensation plans	12.1	7.8
Dividends paid to common stockholders of T. Rowe Price	(562.4)	(556.2)
Net distributions to non-controlling interests in consolidated entities	(2.7)	(6.5)
Net subscriptions (redemptions) from redeemable non-controlling interest holders	283.4	(65.7)
Net cash used in financing activities	(320.0)	(1,131.0)

Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	0.9	(7.3)

Net change in cash and cash equivalents during period	451.5	563.0
Cash and cash equivalents at beginning of period, including $119.1 million at December 31, 2022, and $101.1 million at December 31, 2021, held by consolidated sponsored investment products	1,874.7	1,624.2
Cash and cash equivalents at end of period, including $76.5 million at June 30, 2023, and $71.2 million at June 30, 2022, held by consolidated sponsored investment products	$2,326.2	$2,187.2

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Three months ended 6/30/2023
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	Non-controlling interests in consolidated entities	Total stockholders’ equity	Redeemable non-controlling interests
Balances at March 31, 2023	224,527	$44.9	$501.8	$8,550.4	$(51.7)	$9,045.4	$194.4	$9,239.8	$834.1
Net income	—	—	—	476.4	—	476.4	10.6	487.0	4.8
Other comprehensive income, net of tax	—	—	—	—	3.9	3.9	—	3.9	5.5
Dividends declared ($1.22 per share)	—	—	—	(280.5)	—	(280.5)	—	(280.5)	—
Shares issued upon option exercises	69	—	4.6	—	—	4.6	—	4.6	—
Restricted shares issued, net of shares withheld for taxes	54	—	—	—	—	—	—	—	—
Net shares issued upon vesting of restricted stock units	26	—	(0.4)	—	—	(0.4)	—	(0.4)	—
Stock-based compensation expense	—	—	56.8	—	—	56.8	—	56.8	—
Restricted stock units issued as dividend equivalents	—	—	0.1	(0.1)	—	—	—	—	—
Common shares repurchased	(395)	(0.1)	(42.3)	—	—	(42.4)	—	(42.4)	—
Net distributions to non-controlling interests in consolidated entities	—	—	—	—	—	—	(2.9)	(2.9)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	—	—	134.9
Net consolidations of T. Rowe Price investment products	—	—	—	—	—	—	—	—	5.9
Balances at June 30, 2023	224,281	$44.8	$520.6	$8,746.2	$(47.8)	$9,263.8	$202.1	$9,465.9	$985.2

	Three months ended 6/30/2022
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	Non-controlling interests in consolidated entities	Total stockholders’ equity	Redeemable non-controlling interests
Balances at March 31, 2022	227,283	$45.5	$668.2	$8,372.2	$(31.5)	$9,054.4	$272.2	$9,326.6	$790.4
Net income (loss)	—	—	—	339.6	—	339.6	(50.9)	288.7	(51.8)
Other comprehensive loss, net of tax	—	—	—	—	(15.9)	(15.9)	—	(15.9)	(15.6)
Dividends declared ($1.20 per share)	—	—	—	(277.2)	—	(277.2)	—	(277.2)	—
Shares issued upon option exercises	63	—	3.6	—	—	3.6	—	3.6	—
Net shares issued upon vesting of restricted stock units	20	—	(0.2)	—	—	(0.2)	—	(0.2)	—
Stock-based compensation expense	—	—	59.3	—	—	59.3	—	59.3	—
Restricted stock units issued as dividend equivalents	9	—	0.1	(0.1)	—	—	—	—	—
Common shares repurchased	(1,660)	(0.4)	(76.4)	(122.6)	—	(199.4)	—	(199.4)	—
Net distributions from non-controlling interests in consolidated entities	—	—	—	—	—	—	(12.5)	(12.5)	—
Net redemptions from T. Rowe Price investment products	—	—	—	—	—	—	—	—	(3.2)
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	—	—	(155.2)
Balances at June 30, 2022	225,715	$45.1	$654.6	$8,311.9	$(47.4)	$8,964.2	$208.8	$9,173.0	$564.6
(1) Accumulated other comprehensive income
The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Six months ended 6/30/2023
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	Non-controlling interests in consolidated entities	Total Stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2022	224,310	$44.9	$437.9	$8,409.7	$(53.0)	$8,839.5	$190.7	$9,030.2	$656.7
Net income	—	—	—	897.9	—	897.9	14.1	912.0	25.0
Other comprehensive income (loss), net of tax	—	—	—	—	5.2	5.2	—	5.2	11.6
Dividends declared ($2.44 per share)	—	—	—	(561.2)	—	(561.2)	—	(561.2)	—
Shares issued upon option exercises	259	—	14.9	—	—	14.9	—	14.9	—
Restricted shares issued, net of shares withheld for taxes	54	—	—	—	—	—	—	—	—
Net shares issued upon vesting of restricted stock units	78	—	(2.8)	—	—	(2.8)	—	(2.8)	—
Stock-based compensation expense	—	—	115.5	—	—	115.5	—	115.5	—
Restricted stock units issued as dividend equivalents	—	—	0.2	(0.2)	—	—	—	—	—
Common shares repurchased	(420)	(0.1)	(45.1)	—	—	(45.2)	—	(45.2)	—
Net distributions to non-controlling interests in consolidated entities	—	—	—	—	—	—	(2.7)	(2.7)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	—	—	286.0
Net consolidations of T. Rowe Price investment products	—	—	—	—	—	—	—	—	5.9
Balances at June 30, 2023	224,281	$44.8	$520.6	$8,746.2	$(47.8)	$9,263.8	$202.1	$9,465.9	$985.2

	Six months ended 6/30/2022
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	Non-controlling interests in consolidated entities	Total Stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2021	229,175	$45.8	$919.8	$8,083.6	$(26.5)	$9,022.7	$248.7	$9,271.4	$982.3
Net income	—	—	—	907.5	—	907.5	(33.4)	874.1	(105.3)
Other comprehensive income (loss), net of tax	—	—	—	—	(20.9)	(20.9)	—	(20.9)	(25.5)
Dividends declared ($2.40 per share)	—	—	—	(556.4)	—	(556.4)	—	(556.4)	—
Shares issued upon option exercises	237	0.1	11.4	—	—	11.5	—	11.5	—
Net shares issued upon vesting of restricted stock units	61	—	(3.5)	—	—	(3.5)	—	(3.5)	—
Stock-based compensation expense	—	—	122.9	—	—	122.9	—	122.9	—
Restricted stock units issued as dividend equivalents	9	—	0.2	(0.2)	—	—	—	—	—
Common shares repurchased	(3,767)	(0.8)	(396.2)	(122.6)	—	(519.6)	—	(519.6)	—
Net distributions to non-controlling interests in consolidated entities	—	—	—	—	—	—	(6.5)	(6.5)	—
Net redemptions from T. Rowe Price investment products	—	—	—	—	—	—	—	—	(68.8)
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	—	—	(218.1)
Balances at June 30, 2022	225,715	$45.1	$654.6	$8,311.9	$(47.4)	$8,964.2	$208.8	$9,173.0	$564.6
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

Net revenues earned for the three and six months ended June 30, 2023 and 2022, are included in the table below along with details of investment advisory revenues earned from clients by their underlying asset class. We have also included average assets under management by asset class, on which we earn the investment advisory revenues.

	Three months ended		Six months ended
(in millions)	6/30/2023	6/30/2022	6/30/2023	6/30/2022

Investment advisory fees
Equity	$862.3	$941.0	$1,696.2	$2,027.0
Fixed income, including money market	100.0	109.9	202.4	216.5
Multi-asset	391.3	377.5	777.3	782.1
Alternatives	77.2	68.3	146.7	133.2
Total investment advisory fees	$1,430.8	$1,496.7	$2,822.6	$3,158.8
Total administrative, distribution, and servicing fees	140.7	142.6	269.6	299.1
Capital allocation-based income	38.7	(126.3)	55.6	(81.9)
Net revenues	$1,610.2	$1,513.0	$3,147.8	$3,376.0

Average AUM (in billions):
Equity	$703.4	$769.6	$695.2	$827.7
Fixed income, including money market	170.4	174.8	170.0	176.3
Multi-asset	439.0	420.2	430.7	436.9
Alternatives	44.6	42.5	44.3	42.1
Average AUM	$1,357.4	$1,407.1	$1,340.2	$1,483.0

Total net revenues earned from our sponsored products, primarily our sponsored U.S. mutual funds and collective investment trusts, aggregate $1,324.4 million and $1,221.1 million for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, total net revenues earned from our sponsored products aggregate $2,592.4 million and $2,757.5 million, respectively. Accounts receivable from our sponsored products aggregate to $493.0 million at June 30, 2023 and $492.4 million at December 31, 2022.

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for 8.9%, 8.9%, and 9.1% of our assets under management at June 30, 2023, March 31, 2023, and December 31, 2022, respectively.

NOTE 3 – INVESTMENTS.

The carrying values of our investments that are not part of the consolidated sponsored investment products are as follows:

(in millions)	6/30/2023	12/31/2022
Investments held at fair value
T. Rowe Price investment products
Discretionary investments	$242.1	$242.0
Seed capital	233.2	195.1
Supplemental savings plan liability economic hedges	820.3	760.7
Investment partnerships and other investments	76.3	87.1
Investments in affiliated collateralized loan obligations	6.9	6.4
Equity method investments
T. Rowe Price investment products
Discretionary investments	215.0	199.6
Seed capital	87.5	125.7
23% Investment in UTI Asset Management Company Limited (India)	163.2	158.8
Investments in affiliated private investment funds - carried interest	514.2	467.8
Investments in affiliated private investment funds - seed/co-investment	236.6	173.8
Other investment partnerships and investments	2.1	2.4
Held to maturity
Investments in affiliated collateralized loan obligations	106.6	109.6
Certificates of deposit	13.4	9.2
U.S. Treasury note	1.0	1.0
Total	$2,718.4	$2,539.2

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

During the three- and six- months ended June 30, 2023, net gains on investments included $28.3 million and $75.0 million, respectively, of net unrealized gains related to investments held at fair value that were still held at June 30, 2023. For the same periods of 2022, net losses on investments included $131.2 million and $225.5 million of net unrealized losses related to investments held at fair value that were still held at June 30, 2022.

During the six months ended June 30, 2023 and 2022, certain sponsored investment products in which we provided initial seed capital at the time of formation were deconsolidated, as we no longer had a controlling interest. Depending on our ownership interest, we are now reporting our residual interests in these sponsored investment products as either an equity method investment or an investment held at fair value. Additionally, during the six months ended June 30, 2023 and 2022, certain sponsored investment products were consolidated, as we regained a controlling interest. The net impact of these changes on our unaudited condensed consolidated balance sheets and statements of income as of the dates the portfolios were deconsolidated or reconsolidated is detailed below.

	Three months ended		Six months ended
(in millions)	6/30/2023	6/30/2022	6/30/2023	6/30/2022
Net decrease in assets of consolidated sponsored investment products	$(79.0)	$(216.3)	$(81.4)	$(313.8)
Net decrease in liabilities of consolidated sponsored investment products	$(33.0)	$(6.4)	$(33.1)	$(15.0)
Net increase (decrease) in redeemable non-controlling interests	$5.9	$(155.0)	$5.9	$(218.1)

Gains recognized upon deconsolidation	$—	$5.2	$—	$6.8

The gains recognized upon deconsolidation were the result of reclassifying currency translation adjustments accumulated on certain sponsored investment products with non-USD functional currencies from accumulated other comprehensive income (loss) to non-operating income (loss).

INVESTMENTS IN AFFILIATED COLLATERALIZED LOAN OBLIGATIONS.

There is debt associated with our long-term investments in affiliated collateralized loan obligations (“CLOs”). As of June 30, 2023 and December 31, 2022, the debt is carried at $100.0 million and $103.0 million, respectively, and is reported in accounts payable and accrued expenses in our unaudited condensed consolidated balance sheets. The debt includes outstanding repurchase agreements of €65.7 million (equivalent to $71.7 million at June 30, 2023 and $71.3 million at December 31, 2022 at the respective EUR spot rates) that are collateralized by the CLO investments. The debt also includes outstanding note facilities of €35.6 million (equivalent to $28.3 million at June 30, 2023 and $31.7 million at December 31, 2022 at the respective EUR spot rates) that are collateralized by first priority security interests in the assets of a consolidated subsidiary that is party to the notes. These note facilities bear interest at rates based on EURIBOR plus the initial margin, which equals all-in rates ranging from 1.15% to 12.07% as of June 30, 2023. The debt matures on various dates through 2035 or if the investments are paid back in full or cancelled, whichever is sooner.

VARIABLE INTEREST ENTITIES.

Our investments at June 30, 2023 and December 31, 2022 include interests in variable interest entities that we do not consolidate as we are not deemed the primary beneficiary. Our maximum risk of loss related to our involvement with these entities is as follows:

(in millions)	6/30/2023	12/31/2022
Investment carrying values	$858.7	$762.2
Unfunded capital commitments	125.9	84.7
Accounts receivable	100.1	91.5
	$1,084.7	$938.4

The unfunded capital commitments, totaling $125.9 million at June 30, 2023 and $84.7 million at December 31, 2022, relate primarily to the affiliated private investment funds and the investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be called under certain circumstances.

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

The total assets, liabilities and non-controlling interests of these consolidated variable interest entities are as follows:

(in millions)	6/30/2023	12/31/2022
Assets	$558.3	$526.2
Liabilities	$0.2	$15.8
Non-controlling interest	$202.1	$190.7

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

	6/30/2023			12/31/2022
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
T. Rowe Price investment products
Cash equivalents held in money market funds	$1,757.3	$—	$—	$1,412.0	$—	$—
Discretionary investments	242.1	—	—	242.0	—	—
Seed capital	185.4	47.8	—	161.0	34.1	—
Supplemental savings plan liability economic hedges	820.3	—	—	760.7	—	—
Other investments	0.6	—	—	0.6	0.1	—
Investments in affiliated collateralized loan obligations	—	6.9	—	—	6.4	—
Total	$3,005.7	$54.7	$—	$2,576.3	$40.6	$—

Contingent consideration liability	$—	$—	$23.0	$—	$—	$95.8

The fair value hierarchy level table above does not include the investment partnerships and other investments for which fair value is estimated using their NAV per share as a practical expedient. The carrying value of these investments as disclosed in Note 3 were $75.7 million at June 30, 2023, and $86.4 million at December 31, 2022.

Contingent Consideration

As part of the purchase consideration for our acquisition of OHA in December 2021, there was contingent consideration in the amount of up to $900 million, payable in cash, that may be due as part of an earnout payment starting in 2025 and ending in 2027 upon satisfying or exceeding certain defined revenue targets. These defined revenue targets will be evaluated on a cumulative basis beginning at the end of 2024, with the ability to extend two additional years if the defined revenue targets are not achieved. About 22% of the earnout is conditioned upon continued service with T. Rowe Price and was excluded from the purchase consideration and deemed compensatory. The fair value of the earnout deemed compensatory is remeasured each reporting period and recognized over the related service period. The amount recorded as compensation expense for the three- and six- months ended June 30, 2023 was immaterial.

The change in the contingent consideration liability measured at fair value for which we used Level 3 inputs to determine fair value is as follows:

	Contingent Consideration Liability
	Three months ended			Six months ended
(in millions)	6/30/2023		6/30/2022	6/30/2023	6/30/2022
Balance at beginning of period	$46.2		$211.5	$95.8	$306.3
Measurement period adjustment	—		—	—	(49.3)
Unrealized gains, included in earnings	(23.2)	(23.2)	(50.3)	(72.8)	(95.8)
Balance at end of period	$23.0		$161.2	$23.0	$161.2

The fair value of the contingent consideration is measured using the Monte Carlo simulation methodology of valuation. The most significant assumptions used relate to the discount rates and from changes pertaining to the achievement of the defined financial targets.
In addition, simultaneously with the OHA acquisition, a Value Creation Agreement was entered into whereby certain employees of OHA will receive incentive payments in the aggregate equal to 10% of the appreciated value of the OHA business, subject to an annualized preferred return to T. Rowe Price, on the fifth anniversary of the acquisition date. This arrangement is treated as a post-combination compensation expense. This arrangement will be remeasured at fair value at each reporting date and recognized over the related service period. For the three- and six- months ended June 30, 2023, the amounts recognized as part of compensation expense in our unaudited condensed consolidated statements of income were immaterial.

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

The following table details the net assets of the consolidated sponsored investment products:

	6/30/2023			12/31/2022
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Cash and cash equivalents(1)	$1.6	$74.9	$76.5	$16.2	$102.9	$119.1
Investments(2)	218.4	1,599.2	1,817.6	205.3	1,255.5	1,460.8
Other assets	18.8	33.2	52.0	6.3	17.2	23.5
Total assets	238.8	1,707.3	1,946.1	227.8	1,375.6	1,603.4
Liabilities	24.5	47.2	71.7	50.0	39.1	89.1
Net assets	$214.3	$1,660.1	$1,874.4	$177.8	$1,336.5	$1,514.3

Attributable to T. Rowe Price Group	$150.8	$738.4	$889.2	$142.4	$715.2	$857.6
Attributable to redeemable non-controlling interests	63.5	921.7	985.2	35.4	621.3	656.7
	$214.3	$1,660.1	$1,874.4	$177.8	$1,336.5	$1,514.3
(1) Cash and cash equivalents includes $1.4 million at June 30, 2023, and $2.6 million at December 31, 2022, of investments in T. Rowe Price money market mutual funds.
(2) Investments include $6.3 million at June 30, 2023, and $7.6 million at December 31, 2022 of other sponsored investment products.

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

The operating results of the consolidated sponsored investment products for the three- and six- months ended June 30, 2023 and 2022, are reflected in our unaudited condensed consolidated statements of income as follows:

	Three months ended
	6/30/2023			6/30/2022
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(0.8)	$(2.6)	$(3.4)	$(0.1)	$(1.8)	$(1.9)
Net investment income (loss) reflected in non-operating income (loss)	5.8	18.2	24.0	(8.1)	(96.5)	(104.6)
Impact on income before taxes	$5.0	$15.6	$20.6	$(8.2)	$(98.3)	$(106.5)

Net income (loss) attributable to T. Rowe Price Group	$4.4	$11.4	$15.8	$(5.6)	$(49.1)	$(54.7)
Net income (loss) attributable to redeemable non-controlling interests	0.6	4.2	4.8	(2.6)	(49.2)	(51.8)
	$5.0	$15.6	$20.6	$(8.2)	$(98.3)	$(106.5)

	Six months ended
	6/30/2023			6/30/2022
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(2.5)	$(4.9)	$(7.4)	$(0.3)	$(4.1)	$(4.4)
Net investment income (loss) reflected in non-operating income (loss)	12.7	57.1	69.8	(14.7)	(191.3)	(206.0)
Impact on income before taxes	$10.2	$52.2	$62.4	$(15.0)	$(195.4)	$(210.4)

Net income (loss) attributable to T. Rowe Price Group	$8.1	$29.3	$37.4	$(10.3)	$(94.8)	$(105.1)
Net income (loss) attributable to redeemable non-controlling interests	2.1	22.9	25.0	(4.7)	(100.6)	(105.3)
	$10.2	$52.2	$62.4	$(15.0)	$(195.4)	$(210.4)

The operating expenses of the consolidated investment products are reflected in general, administrative and other expenses. In preparing our unaudited condensed consolidated financial statements, we eliminated operating expenses of $0.3 million and $0.6 million for the three months ended June 30, 2023 and 2022, respectively, against the investment advisory and administrative fees earned from these products. Operating expenses eliminated for the six months ended June 30, 2023 and 2022, were $0.9 million and $1.5 million, respectively. The net investment income (loss) reflected in non-operating income (loss) includes dividend and interest income as well as realized and unrealized gains and losses on the underlying securities held by the consolidated sponsored investment products.

The table below details the impact of these consolidated investment products on the individual lines of our unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022.

	Six months ended
	6/30/2023			6/30/2022
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Net cash provided by (used in) operating activities	$(77.3)	$(273.4)	$(350.7)	$(9.7)	$93.2	$83.5
Net cash used in investing activities	(15.5)	(2.3)	(17.8)	—	(13.5)	(13.5)
Net cash provided by (used in) financing activities	78.2	246.8	325.0	5.4	(98.0)	(92.6)
Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment products	—	0.9	0.9	—	(7.3)	(7.3)
Net change in cash and cash equivalents during period	(14.6)	(28.0)	(42.6)	(4.3)	(25.6)	(29.9)
Cash and cash equivalents at beginning of year	16.2	102.9	119.1	7.3	93.8	101.1
Cash and cash equivalents at end of period	$1.6	$74.9	$76.5	$3.0	$68.2	$71.2

The net cash provided by financing activities during the six months ended June 30, 2023 and 2022 includes $41.6 million and $26.9 million, respectively, of net redemptions we received from the consolidated sponsored investment products, including dividends. These cash flows were eliminated in consolidation.

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

	6/30/2023				12/31/2022
(in millions)	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Cash equivalents	$1.4	$0.3	$—		$4.4	$20.6	$—
Equity securities	217.2	173.9	—		136.7	167.8	—
Fixed income securities	—	1,403.5	—		—	1,051.1	—
Other investments	1.8	21.2	—		3.3	30.1	71.8
	$220.4	$1,598.9	$—	$—	$144.4	$1,269.6	$71.8

Liabilities	$(4.0)	$(17.3)	$—		$(0.9)	$(19.1)	$—

During the three months ended June 30, 2023, certain sponsored investment products in which we provided initial seed capital at the time of formation were deconsolidated, as we no longer had a controlling interest. The residual interest is now reported as an equity method investment, and as such, the underlying investment holdings in these products previously classified as level 3 were removed from the fair value measurements table at June 30, 2023 above.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS.

Goodwill and intangible assets consist of the following:

(in millions)	6/30/2023	12/31/2022
Goodwill	$2,642.8	$2,642.8
Indefinite-lived intangible assets - trade name	117.1	117.1
Indefinite-lived intangible assets - investment advisory agreements	65.6	65.6
Definite-lived intangible assets - investment advisory agreements	394.7	447.1
Total	$3,220.2	$3,272.6

Amortization expense for the definite-lived investment advisory agreements intangible assets was $26.4 million and $52.4 million for the three- and six- months ended June 30, 2023, respectively. For the three- and six- months ended June 30, 2022, amortization expense for the definite-lived investment advisory agreements intangible assets was $27.2 million and $54.3 millions, respectively. Estimated amortization expense for the definite-lived investment advisory agreements intangible assets for the remainder of 2023 is $52.4 million, $92.2 million for 2024, $90.8 million for 2025, $73.7 million for 2026, and $49.5 million for 2027.

We evaluate the carrying amount of goodwill in our unaudited condensed consolidated balance sheets for possible impairment on an annual basis in the fourth quarter of each year or if triggering events occur that require us to evaluate for impairment earlier. We did not record any impairment charges for goodwill in either the three or six months ended June 30, 2023.

NOTE 7 – STOCK-BASED COMPENSATION.

STOCK OPTIONS.

The following table summarizes the status of, and changes in, our stock options during the six months ended June 30, 2023.

	Options	Weighted- average exercise price
Outstanding at December 31, 2022	2,218,506	$74.31
Exercised	(335,616)	$71.17
Outstanding at June 30, 2023	1,882,890	$74.87
Exercisable at June 30, 2023	1,882,890	$74.87

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of, and changes in, our nonvested restricted shares and restricted stock units during the six months ended June 30, 2023.

	Restricted shares	Restricted stock units	Weighted-average fair value
Nonvested at December 31, 2022	8,715	5,901,600	$142.37
Time-based grants	54,262	41,517	$109.73
Dividend equivalents granted to non-employee directors	—	1,967	$110.75
Vested	(8,715)	(90,547)	$108.42
Forfeited	—	(68,297)	$140.51
Nonvested at June 30, 2023	54,262	5,786,240	$142.43

Nonvested at June 30, 2023, includes performance-based restricted stock units of 320,326. These nonvested performance-based restricted stock units include 105,106 units for which the performance period has lapsed, and the performance threshold has been met.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense to be recognized over the remaining vesting periods of the stock-based awards outstanding at June 30, 2023. Estimated future compensation expense will change to reflect future grants of restricted stock awards and units, future option grants, changes in the probability of performance thresholds being met, and adjustments for actual forfeitures.

(in millions)
Third quarter 2023	$58.7
Fourth quarter 2023	51.5
2024	123.6
2025 through 2029	98.2
Total	$332.0

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

	Three months ended		Six months ended
(in millions)	6/30/2023	6/30/2022	6/30/2023	6/30/2022
Net income attributable to T. Rowe Price	$476.4	$339.6	$897.9	$907.5
Less: net income allocated to outstanding restricted stock and stock unit holders	11.6	7.4	22.1	20.4
Net income allocated to common stockholders	$464.8	$332.2	$875.8	$887.1

Weighted-average common shares
Outstanding	224.4	226.7	224.4	227.5
Outstanding assuming dilution	225.2	227.9	225.2	228.8

NOTE 9 – OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS.

The changes in currency translation adjustments included in accumulated other comprehensive loss for the three months ended June 30, 2023 and 2022 are presented in the table below.

	Three months ended 6/30/2023			Three months ended 6/30/2022
(in millions)	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments
Balances at beginning of period	$(51.4)	$(0.3)	$(51.7)	$(36.3)	$4.9	$(31.4)
Other comprehensive income (loss) before reclassifications and income taxes	1.1	3.9	5.0	(3.1)	(11.0)	(14.1)
Reclassification adjustments recognized in non-operating income	—	—	—	—	(5.3)	(5.3)
	1.1	3.9	5.0	(3.1)	(16.3)	(19.4)
Net deferred tax benefits (income taxes)	(0.2)	(0.9)	(1.1)	(0.5)	3.9	3.4
Other comprehensive income (loss)	0.9	3.0	3.9	(3.6)	(12.4)	(16.0)
Balances at end of period	$(50.5)	$2.7	$(47.8)	$(39.9)	$(7.5)	$(47.4)
The other comprehensive income (loss) in the table above excludes net gains of $5.5 million in the 2023 period and net losses of $15.6 million in the 2022 period of other comprehensive income (loss) related to redeemable non-controlling interests held in our consolidated products.
The changes in each component of accumulated other comprehensive loss, including reclassification adjustments for the six months ended June 30, 2023 and 2022, are presented in the table below.

	Six months ended 6/30/2023			Six months ended 6/30/2022
(in millions)	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments
Balances at beginning of period	$(50.5)	$(2.5)	$(53.0)	$(36.7)	$10.2	$(26.5)
Other comprehensive income (loss) before reclassifications and income taxes	—	6.9	6.9	(2.6)	(16.6)	(19.2)
Reclassification adjustments recognized in non-operating income	—		—	—	(6.9)	(6.9)
	—	6.9	6.9	(2.6)	(23.5)	(26.1)
Net deferred tax benefits (income taxes)	—	(1.7)	(1.7)	(0.6)	5.8	5.2
Other comprehensive income (loss)	—	5.2	5.2	(3.2)	(17.7)	(20.9)
Balances at end of period	$(50.5)	$2.7	$(47.8)	$(39.9)	$(7.5)	$(47.4)

The other comprehensive income (loss) in the table above excludes net gains of $11.6 million for 2023 period and net losses of $25.5 million for the 2022 period of other comprehensive income (loss) related to redeemable non-controlling interests held in our consolidated products.

NOTE 10 – COMMITMENTS AND CONTINGENCIES.

COMMITMENTS.

T. Rowe Price has committed $481.5 million to fund OHA products over the next four years.

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

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries (the Company) as of June 30, 2023, the related condensed consolidated statements of income, comprehensive income, and stockholders’ equity for the three-month and six-month periods ended June 30, 2023 and 2022, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2023 and 2022, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
July 28, 2023

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

MARKET TRENDS.

Major U.S. stock indexes rose in the second quarter of 2023, adding to first-quarter gains. Large-cap and growth stocks outperformed. Thanks in part to generally favorable corporate earnings and a resilient economy, equities overcame lingering uncertainty about regional banks’ health; uncertainty about Congress agreeing to raise the federal debt ceiling—the statutory limit on U.S. government borrowing—before the U.S. government ran out of money; and continued monetary policy tightening due to elevated inflation. The Federal Reserve raised short-term interest rates in early May but kept rates unchanged when policymakers met in mid-June. However, Fed officials projected two more rate increases by the end of the year.

Developed non-U.S. equity markets rose but underperformed U.S. equities in the second quarter, even though the U.S. dollar weakened versus major European currencies. In dollar terms, European equity markets were mostly positive, whereas returns in several developed Asian markets were negative. Japanese shares, however, rose more than 6% in dollar terms, as central bank officials kept interest rates very low and as a weakening Yen supported Japan’s export-oriented businesses.

Emerging equity markets in aggregate rose slightly and underperformed equities in developed markets in U.S. dollar terms. In commodity-rich Latin America, many markets rose due in part to hopes that China, a major consumer of commodities, would take measures to help stimulate its economy. Markets in the emerging Europe, Middle East, and Africa (EMEA) region were mostly positive, though Turkish shares dropped more than 10% in dollar terms.

Markets in emerging Asia were widely mixed, with Chinese shares falling almost 10% amid concerns that China’s economic growth was weakening. Indian shares climbed 12%.

Returns of several major equity market indexes were as follows:

	Three months ended	Six months ended
Index	6/30/2023	6/30/2023
S&P 500 Index	8.7%	16.9%
NASDAQ Composite Index(1)	12.8%	31.7%
Russell 2000 Index	5.2%	8.1%
MSCI EAFE (Europe, Australasia, and Far East) Index	3.2%	12.1%
MSCI Emerging Markets Index	1.0%	5.1%
 (1) Returns exclude dividends

Global bond returns were mixed in U.S. dollar terms in the second quarter. In the U.S., Treasury bill yields increased as the Fed lifted the fed funds target rate to the 5.00% to 5.25% range in early May and as investors prepared for possibly two more Fed interest rate increases by the end of the year due to persistent inflation. Intermediate-term Treasury yields climbed amid hawkish rhetoric from Fed officials and continued economic strength. Long-term yields rose to a lesser extent. The 10-year U.S. Treasury note yield increased from 3.48% to 3.81% during the quarter.

In the U.S. investment-grade universe, Treasury securities performed worst. Mortgage-backed and commercial mortgage-backed securities fell to a lesser extent. Corporate bonds and asset-backed securities edged lower. Tax-free municipal bonds edged lower but outperformed the broad taxable investment-grade bond market. High yield corporate bonds, which are less sensitive to interest rate movements, strongly outperformed the high-quality fixed income market.

Bonds in developed non-U.S. markets declined in U.S. dollar terms. In Europe, bond yields pressed higher as several central banks raised short-term interest rates. However, major European currencies strengthened versus the U.S. dollar, which reduced local losses in dollar terms. In Japan, government bond yields remained very low, contained by the continuation of the central bank’s yield curve control policy, but the Yen declined nearly 8% versus the dollar. Emerging markets bonds appreciated in dollar terms. Bonds denominated in local currencies fared marginally better than dollar-denominated issues, as some emerging markets currencies appreciated versus the greenback. The Turkish Lira, however, plunged more than 26%.

Returns for several major bond market indexes were as follows:

	Three months ended	Six months ended
Index	6/30/2023	6/30/2023
Bloomberg U.S. Aggregate Bond Index	(0.8)%	2.1%
JPMorgan Global High Yield Index	1.8%	5.4%
Bloomberg Municipal Bond Index	(0.1)%	2.7%
Bloomberg Global Aggregate Ex-U.S. Dollar Bond Index	(2.2)%	0.8%
JPMorgan Emerging Markets Bond Index Plus	1.4%	3.3%
ICE Bank of America U.S. High Yield Index	1.6%	5.4%
Credit Suisse Leveraged Loan Index	3.1%	6.3%

ASSETS UNDER MANAGEMENT.(1)

Assets under management ended the second quarter of 2023 at $1,399.4 billion, an increase of $57.7 billion from March 31, 2023 and $124.7 million from the end of 2022. The increase in assets under management during the second quarter of 2023 was driven by market appreciation, net of distributions not reinvested, of $77.7 billion, offset by net cash outflows of $20.0 billion.

For the six months ended June 30, 2023, the increase in assets under management was driven by market appreciation, net of distributions not reinvested, of $160.8 billion, offset by net cash outflows of $36.1 billion.

The following tables detail changes in our assets under management, by asset class, during the three- and six-month periods ended June 30, 2023:

	Three months ended 6/30/2023					Six months ended 6/30/2023
(in billions)	Equity	Fixed income, including money market	Multi-asset(2)	Alternatives(3)	Total	Equity	Fixed income, including money market	Multi-asset(2)	Alternatives(3)	Total
Assets under management at beginning of period	$695.1	$170.4	$431.9	$44.3	$1,341.7	$664.2	$167.0	$400.1	$43.4	$1,274.7
Net cash flows(4)	(19.5)	(1.9)	1.6	(0.2)	(20.0)	(43.0)	(1.8)	8.7	—	(36.1)
Net market appreciation and gains(5)	56.6	0.8	19.7	0.6	77.7	111.0	4.1	44.4	1.3	160.8
Change during the period	37.1	(1.1)	21.3	0.4	57.7	68.0	2.3	53.1	1.3	124.7
Assets under management at June 30, 2023	$732.2	$169.3	$453.2	$44.7	$1,399.4	$732.2	$169.3	$453.2	$44.7	$1,399.4
(1)     Includes fee basis assets under management.
(2)    The underlying assets under management of the multi-asset portfolios have been aggregated and presented in this category and not reported in the equity and fixed income columns.
(3) The alternatives asset class includes strategies authorized to invest more than 50% of its holdings in private credit, leveraged loans, mezzanine, real assets/CRE, structured products, stressed / distressed, non-investment grade CLOs, special situations, or have absolute return as its investment objective. Generally, only those strategies with longer than daily liquidity are included. Unfunded capital commitments as of June 30, 2023 were $12.2 billion and are not reflected in fee basis AUM above.
(4)    Alternatives net cash flows for the three- and six-month periods ended June 30, 2023 includes $0.4 billion and $0.8 billion, respectively, in outflows that represent investment manager-driven distributions.
(5)    Includes net distributions not reinvested for the three- and six-month periods ended June 30, 2023 of $0.2 billion and $0.4 billion, respectively.

Investment advisory clients outside the United States account for 8.9% of our assets under management at June 30, 2023, 8.9% at March 31, 2023, and 9.1% at December 31, 2022.

Our target date retirement products, which are included in the multi-asset totals shown above, continue to be a significant part of our assets under management. Assets under management in these portfolios, as well as net cash inflows (outflows), by vehicle, were as follows:

				Net cash inflows (outflows)
	Assets under management			Three months ended		Six months ended
(in billions)	6/30/2023	3/31/2023	12/31/2022	6/30/2023	6/30/2022	6/30/2023	6/30/2022
U.S. mutual funds	$162.8	$156.6	$148.8	$(0.7)	$(1.7)	$(1.0)	$(3.3)
Collective investment trusts	208.1	195.5	177.3	3.0	2.3	10.7	11.1
Subadvised and separately managed accounts	9.1	8.7	8.1	0.1	(0.1)	0.2	—
	$380.0	$360.8	$334.2	$2.4	$0.5	$9.9	$7.8
Certain accounts were reclassified from subadvised and separately managed accounts to collective investment trusts in Q2 2023 and prior period amounts were adjusted to reflect this change.

We also provide strategic investment advice solutions for certain portfolios. These advice solutions, which the vast majority is overseen by our multi-asset division, may include strategic asset allocation, and in certain portfolios, asset selection and/or tactical asset allocation overlays. We also offer advice solutions through retail separately managed accounts and separately managed accounts model delivery. As of June 30, 2023, total assets in these solutions were $465 billion, of which $456 billion are included in our reported assets under management in the tables above.

We provide participant accounting and plan administration for retirement plans that invest in the firm's U.S. mutual funds, collective investment trusts and funds outside of the firm's complex. As of June 30, 2023, our assets under administration were $243 billion, of which nearly $147 billion are assets we manage.

INVESTMENT PERFORMANCE.(1)

Strong investment performance and brand awareness is a key driver to attracting and retaining assets—and to our long-term success. Our performance disclosures include specific asset classes, assets under management weighted performance, mutual fund performance against passive peers and composite performance against benchmarks. The following tables present investment performance for the one-, three-, five-, and 10-years ended June 30, 2023. Past performance is no guarantee of future results.

% of U.S. mutual funds that outperformed Morningstar median(2),(3)
	1 year	3 years	5 years	10 years
Equity	57%	52%	62%	78%
Fixed Income	49%	59%	68%	65%
Multi-Asset	61%	56%	75%	86%
All Funds	56%	55%	67%	75%

% of U.S. mutual funds that outperformed passive peer median(2),(4)
	1 year	3 years	5 years	10 years
Equity	51%	41%	58%	61%
Fixed Income	38%	59%	59%	52%
Multi-Asset	67%	59%	61%	75%
All Funds	54%	52%	59%	61%

% of composites that outperformed benchmarks(5)
	1 year	3 years	5 years	10 years
Equity	42%	32%	49%	71%
Fixed Income	32%	61%	51%	76%
All Composites	38%	44%	50%	73%

AUM Weighted Performance
% of U.S. mutual funds AUM that outperformed Morningstar median(2),(3)
	1 year	3 years	5 years	10 years
Equity	60%	48%	57%	85%
Fixed Income	58%	67%	87%	76%
Multi-Asset	90%	87%	94%	97%
All Funds	68%	61%	69%	88%

% of U.S. mutual funds AUM that outperformed passive peer median(2),(4)
	1 year	3 years	5 years	10 years
Equity	62%	29%	51%	52%
Fixed Income	34%	67%	65%	61%
Multi-Asset	95%	88%	95%	96%
All Funds	70%	50%	65%	65%

% of composites AUM that outperformed benchmarks(5)
	1 year	3 years	5 years	10 years
Equity	40%	36%	34%	63%
Fixed Income	31%	62%	46%	66%
All Composites	38%	41%	36%	64%

As of June 30, 2023, 66 of 125 (52.8%) of the firm's rated U.S. mutual funds (across primary share classes) received an overall rating of 4 or 5 stars. By comparison, 32.5% of Morningstar's fund population is given a rating of 4 or 5 stars(5). In addition, 72%(5) of AUM in the firm's rated U.S. mutual funds (across primary share classes) ended June 30, 2023 with an overall rating of 4 or 5 stars.

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
(3) Source: Morningstar. Primary share class only. Excludes money market mutual funds, funds with an operating history of less than one year, T. Rowe Price passive funds, and T. Rowe Price funds that are clones of other funds. The top chart reflects the percentage of T. Rowe Price funds with 1-, 3-, 5-, and 10-year track record that are outperforming the Morningstar category median. The bottom chart reflects the percentage of T. Rowe Price funds AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $321B for 1 year, $321B for 3 years, $320B for 5 years, and $316B for 10 years.
(4) Passive Peer Median was created by T. Rowe Price using data from Morningstar. Primary share class only. Excludes money market mutual funds, funds with an operating history of less than one year, funds with fewer than three peers, T. Rowe Price passive funds, and T. Rowe Price funds that are clones of other funds. This analysis compares T. Rowe Price active funds to the applicable universe of passive/index open-end funds and ETFs of peer firms. The top chart reflects the percentage of T. Rowe Price funds with 1-, 3-, 5-, and 10-year track record that are outperforming the passive peer universe. The bottom chart reflects the percentage of T. Rowe Price funds AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $306B for 1 year, $273B for 3 years, $271B for 5 years, and $255B for 10 years.
(5)Composite net returns are calculated using the highest applicable separate account fee schedule. Excludes money market composites. All composites compared with the official GIPS composite primary benchmark. The top chart reflects the percentage of T. Rowe Price composites with 1-, 3-, 5-, and 10-year track record that are outperforming their benchmarks. The bottom chart reflects the percentage of T. Rowe Price composite AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $1,243B for 1 year, $1,238B for 3 years, $1,230B for 5 years, and $1,190B for 10 years.
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

RESULTS OF OPERATIONS.

The following table and discussion sets forth information regarding our consolidated financial results for the three and six months ended June 30, 2023 and 2022 on a U.S. GAAP basis as well as a non-GAAP basis. The non-GAAP basis adjusts for the impact of our consolidated sponsored investment products, the impact of market movements on the supplemental savings plan liability and related economic hedges, investment income related to certain other investments, acquisition-related amortization and costs, impairment charges, and certain nonrecurring charges and gains.

	Three months ended		Q2 2023 vs. Q2 2022		Six months ended		YTD 2023 vs. YTD 2022
(in millions, except per-share data)	6/30/2023	6/30/2022	$ change	% change(1)	6/30/2023	6/30/2022	$ change	% change(1)
U.S. GAAP basis
Investment advisory fees	$1,430.8	$1,496.7	$(65.9)	(4.4)%	$2,822.6	$3,158.8	$(336.2)	(10.6)%
Capital allocation-based income(2)	$38.7	$(126.3)	$165.0	n/m	$55.6	$(81.9)	$137.5	n/m
Net revenues	$1,610.2	$1,513.0	$97.2	6.4%	$3,147.8	$3,376.0	$(228.2)	(6.8)%
Operating expenses	$1,076.7	$844.4	$232.3	27.5%	$2,130.1	$1,830.0	$300.1	16.4%
Net operating income	$533.5	$668.6	$(135.1)	(20.2)%	$1,017.7	$1,546.0	$(528.3)	(34.2)%
Non-operating income (loss)	$106.2	$(279.9)	$386.1	n/m	$241.6	$(478.4)	$720.0	n/m
Net income attributable to T. Rowe Price	$476.4	$339.6	$136.8	40.3%	$897.9	$907.5	$(9.6)	(1.1)%
Diluted earnings per common share	$2.06	$1.46	$0.60	41.1%	$3.89	$3.88	$0.01	0.3%
Weighted average common shares outstanding assuming dilution	225.2	227.9	$(2.7)	(1.2)%	225.2	228.8	$(3.6)	(1.6)%

Adjusted non-GAAP basis(3)
Operating expenses	$1,026.2	$947.3	$78.9	8.3%	$2,048.7	$1,986.4	$62.3	3.1%
Net operating income	$596.6	$579.7	$16.9	2.9%	$1,124.6	$1,417.7	$(293.1)	(20.7)%
Non-operating income (loss)	$31.8	$(30.6)	$62.4	n/m	$62.6	$(54.4)	$117.0	n/m
Net income attributable to T. Rowe Price	$466.5	$417.7	$48.8	11.7%	$855.9	$1,034.6	$(178.7)	(17.3)%
Diluted earnings per common share	$2.02	$1.79	$0.23	12.8%	$3.71	$4.42	$(0.71)	(16.1)%

Assets under management (in billions)
Average assets under management	$1,357.4	$1,407.1	$(49.7)	(3.5)%	$1,340.2	$1,483.0	$(142.8)	(9.6)%
Ending assets under management	$1,399.4	$1,309.7	$89.7	6.8%	$1,399.4	$1,309.7	$89.7	6.8%
(1) n/m - The percentage change is not meaningful.
(2) Capital allocation-based income represents the change in accrued carried interest.
(3) See the reconciliation to the comparable U.S. GAAP measures at the end of the Results of Operations section of this Management’s Discussion and Analysis.

Results Overview - Quarter ended June 30, 2023

Net revenues consist of investment advisory revenues; administrative, distribution, and servicing fees; and capital allocation-based income. Approximately 90% of our net revenues are related to investment advisory fees. Total net revenues were $1,610.2 million in the second quarter of 2023, a 6.4% increase compared with $1,513.0 million in the second quarter of 2022. The increase was primarily driven by a $165.0 million increase in accrued carried interest from investments in affiliated investment funds as the change in accrued carried interest was negative in the second quarter of 2022 and reduced net revenues. The increase in accrued carried interest in 2023 was partially offset by a 4.4% decrease in investment advisory fee revenue as lower overall markets and net outflows reduced average assets under management by 3.5%.

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

Capital allocation-based income will fluctuate quarter-to-quarter to reflect the adjustment to accrued carried interest for the change in value of the affiliated funds assuming the funds’ underlying investments were realized as of the end of the period, regardless of whether the funds’ underlying investments have been realized.

Operating expenses on a U.S. GAAP basis were $1,076.7 million in the second quarter of 2023 compared with $844.4 million in the second quarter of 2022. On a non-GAAP basis, operating expenses were $1,026.2 million, a 8.3% increase over the comparable 2022 period.

In comparison to the second quarter of 2022, more than 50% of the increase in U.S. GAAP operating expenses is due to the increase in the supplemental savings plan liability in the second quarter of 2023, compared to a decrease in the supplemental savings plan liability in the 2022 period.

Higher accrued carried interest-related compensation and salaries and related benefits along with higher costs associates with ongoing investments in our technology capabilities also contributed to the increase in both U.S. GAAP operating expense and non-GAAP operating expenses. These increases were partially offset by lower distribution and servicing costs due to lower average assets under management, and a lower interim bonus accrual. Accrued carried interest-related compensation reduced operating expenses in the comparable 2022 period.

Operating margin in the second quarter of 2023 was 33.1% on a U.S. GAAP basis, compared to 44.2% earned in the 2022 quarter. The decrease in our U.S. GAAP operating margin for the second quarter of 2023 compared to the 2022 period was primarily driven by the increase in operating expenses, primarily due to the increase in the supplemental savings plan liability, which increased expenses. For the comparable 2022 period, the supplemental savings plan decreased, which lowered expenses in that period. This increase was partially offset by an increase in net revenues.

Diluted earnings per share was $2.06 for the second quarter of 2023 as compared to $1.46 for the second quarter of 2022. The increase was primarily driven by net investment gains recognized in the second quarter of 2023 as compared to net investment losses recognized in the second quarter of 2022, as market returns in the second quarter of 2023 were stronger than those in the 2022 period. These gains were partially offset by lower operating income.

On a non-GAAP basis, diluted earnings per share was $2.02 for the second quarter of 2023 as compared to $1.79 for the second quarter of 2022. The increase is largely attributable to net investment gains on our cash investment strategy recognized in the second quarter of 2023 as compared to net investment losses recognized in the second quarter of 2022 as well as higher operating income. These increases were partially offset by a higher effective tax rate compared to the 2022 period.

Results Overview - Year-to-Date ended June 30, 2023
Net revenues consist of investment advisory revenues; administrative, distribution, and servicing fees; and capital allocation-based income. Approximately 90% of our net revenues for the six months ended June 30, 2023 are related to investment advisory fees. Total net revenues were $3,147.8 million in the six months ended June 30, 2023, a 6.8% decline compared with $3,376.0 million in the 2022 period. The decline was primarily driven by a 10.6% decrease in investment advisory fee revenue as average assets under management declined by 9.6%. This decrease was partially offset by a $137.5 million increase in accrued carried interest from investments in affiliated investment funds. The change in accrued carried interest in the six months ended June 30, 2022 reduced net revenues.

Operating expenses were $2,130.1 million in the six months ended June 30, 2023 compared with $1,830.0 million in the 2022 period. On a non-GAAP basis, our operating expenses for the six months ended June 30, 2023 increased 3.1% to $2,048.7 million compared to the 2022 period.

In comparison to the six months ended June 30, 2022, more than two-thirds of the increase in U.S. GAAP operating expenses is due to the increase in the supplemental savings plan liability in the six months ended June 30, 2023, compared to a decrease in the supplemental savings plan liability in the 2022 period.

Additionally, higher salaries and related benefits along with higher accrued carried interest-related compensation and higher costs related to the ongoing investments in our technology capabilities also contributed to the increase.

These increases were partially offset by lower distribution and servicing costs due to lower average assets under management, a lower interim bonus accrual, lower recordkeeping costs, and lower employee-related costs, including stock-based compensation expense.

Operating margin in the six months ended June 30, 2023 was 32.3%, compared to 45.8% earned in the 2022 period. The decrease in our operating margin for the six months ended June 30, 2023 compared to the 2022 period was primarily driven by the decrease in investment advisory fee revenue and the higher market-driven compensation expense related to the change in the supplemental savings plan liability.

Diluted earnings per share was $3.89 for the six months ended June 30, 2023 as compared to $3.88 for the six months ended June 30, 2022. The 0.3% increase was primarily driven by net investment gains recognized in the six months ended June 30, 2023 as compared to net investment losses recognized in the six months ended June 30, 2022, as market returns in the six months ended June 30, 2023 were stronger than those in the 2022 period as well as lower shares outstanding. These increases were almost entirely offset by lower operating income and a higher effective tax rate.

On a non-GAAP basis, diluted earnings per share was $3.71 for the six months ended June 30, 2023 as compared to $4.42 for the 2022 period. The decrease is largely attributable to lower operating income and a higher effective tax rate compared to the 2022 period. These declines were partially offset by net investment gains on our cash investment strategy recognized in the six months ended June 30, 2023 as compared to net investment losses recognized in the six months ended June 30, 2022 as well as lower shares outstanding.

Net revenues

	Three months ended		Q2 2023 vs. Q2 2022		Six months ended		YTD 2023 vs. YTD 2022
(in millions)	6/30/2023	6/30/2022	$ change	% change	6/30/2023	6/30/2022	$ change	% change
Investment advisory fees
Equity	$862.3	$941.0	$(78.7)	(8.4)%	$1,696.2	$2,027.0	$(330.8)	(16.3)%
Fixed income	100.0	109.9	(9.9)	(9.0)%	202.4	216.5	(14.1)	(6.5)%
Multi-asset	391.3	377.5	13.8	3.7%	777.3	782.1	(4.8)	(0.6)%
Alternatives	77.2	68.3	8.9	13.0%	146.7	133.2	13.5	10.1%
	1,430.8	1,496.7	(65.9)	(4.4)%	2,822.6	3,158.8	(336.2)	(10.6)%
Administrative, distribution, and servicing fees
Administrative fees	119.9	119.4	0.5	0.4%	228.3	249.6	(21.3)	(8.5)%
Distribution and servicing fees	20.8	23.2	(2.4)	(10.3)%	41.3	49.5	(8.2)	(16.6)%
	140.7	142.6	(1.9)	(1.3)%	269.6	299.1	(29.5)	(9.9)%
Capital allocation-based income	38.7	(126.3)	165.0	n/m	55.6	(81.9)	137.5	n/m
Net revenues	$1,610.2	$1,513.0	$97.2	6.4%	$3,147.8	$3,376.0	$(228.2)	(6.8)%

Average assets under management (in billions)
Equity	$703.4	$769.6	$(66.2)	(8.6)%	$695.2	$827.7	$(132.5)	(16.0)%
Fixed income	170.4	174.8	(4.4)	(2.5)%	170.0	176.3	(6.3)	(3.6)%
Multi-asset	439.0	420.2	18.8	4.5%	430.7	436.9	(6.2)	(1.4)%
Alternatives	44.6	42.5	2.1	4.9%	44.3	42.1	2.2	5.2%
Average assets under management	$1,357.4	$1,407.1	$(49.7)	(3.5)%	$1,340.2	$1,483.0	$(142.8)	(9.6)%

Investment advisory effective fee rate (in bps)	42.3	42.7	(0.4)	(0.9)%	42.5	43.0	(0.5)	(1.2)%

Investment advisory fees
Investment advisory revenues earned in the second quarter of 2023 decreased over the comparable 2022 quarter as average assets under management decreased $49.7 billion or 3.5%, to $1,357.4 million. For the six months ended June 30, 2023, investment advisory revenues decreased over the comparable 2022 period as average assets under management decreased $142.8 million, or 9.6%, to $1,340.2 million.

In the six months ended June 30, 2022, we voluntarily waived $9.3 million, or less than 1%, of our investment advisory fees. We did not waive a significant level of money market investment advisory fees in the second quarter of 2022. We also have not waived money market investment advisory fees in the six months ended June 30, 2023.

The total average annualized effective fee rate earned during the second quarter of 2023 declined compared to the three- and six-month periods ended June 30, 2022 due to a mix shift to lower fee asset classes and products as a result of overall market declines and net outflows over the last twelve months.

Administrative, distribution, and servicing fees in the second quarter of 2023 were $140.7 million, a decrease of $1.9 million, or 1.3%, from the comparable 2022 quarter. The decrease in the second quarter of 2023 is primarily due to lower 12b-1 fees earned on the Advisor and R share classes of the U.S. mutual funds. The decrease in 12b-1 revenue is offset entirely by a decrease in the costs paid to third-party intermediaries that source these assets and are reported in distribution and servicing expense.

For the six months ended June 30, 2023, these fees were $269.6 million, a decrease of $29.5 million, or 9.9%, from the 2022 period. The decrease in the six months ended June 30, 2023 was primarily due to lower transfer agent servicing activities provided to the T. Rowe Price mutual funds and lower 12b-1 revenue as a result of lower assets under management.

Our net revenues reflect the elimination of advisory and administrative fee revenue earned from our consolidated sponsored investment products. The corresponding expenses recognized by these products, and consolidated in our financial statements, were also eliminated from operating expenses. For the second quarter, we eliminated net revenue of $0.3 million in 2023 and $0.6 million in 2022. For the six months ended June 30, we eliminated net revenue of $0.9 million in 2023 and $1.5 million in 2022.

Capital allocation-based income in the second quarter of 2023 increased net revenues by $38.7 million. The second quarter of 2023 amount represents an increase of $51.0 million in accrued carried interest from investments in affiliated investment funds, partially offset by $12.3 million in non-cash acquisition-related amortization. Comparatively, capital allocation-based income in the second quarter of 2022 reduced net revenues by $126.3 million, which consists of market-related reductions of accrued carried interest from investments in affiliated investment funds of $113.0 million and $13.3 million in non-cash amortization.

For the six months ended June 30, 2023, capital allocation-based income increased net revenues by $55.6 million. This amount represents an increase of $80.2 million in accrued carried interest from investments in affiliated investment funds, partially offset by $24.6 million in non-cash acquisition-related amortization. Comparatively, capital allocation-based income reduced net revenues for the six months ended June 30, 2022 by $81.9 million. This amount represents $55.4 million in market-related reductions of accrued carried interest from investments in affiliated investment funds and $26.5 million in non-cash acquisition-related amortization.

A portion of the capital allocation-based income is passed through to certain associates as compensation and the related expense is recognized in compensation and related costs with the unpaid amount reported as non-controlling interest on the consolidated balance sheet.

Operating expenses

	Three months ended		Q2 2023 vs. Q2 2022		Six months ended		YTD 2023 vs. YTD 2022
(in millions)	6/30/2023	6/30/2022	$ change	% change	6/30/2023	6/30/2022	$ change	% change
Compensation, benefits and related costs	$591.0	$589.8	$1.2	0.2%	$1,184.3	$1,185.7	$(1.4)	(0.1)%
Acquisition-related retention agreements	13.6	18.0	(4.4)	(24.4)%	27.8	37.2	(9.4)	(25.3)%
Capital allocation-based income compensation	10.6	(50.9)	61.5	n/m	14.1	(33.4)	47.5	n/m
Supplemental savings plan(1)	33.0	(93.5)	126.5	n/m	75.5	(144.5)	220.0	n/m
Total compensation and related costs	648.2	463.4	184.8	39.9%	1,301.7	1,045.0	256.7	24.6%
Distribution and servicing	67.8	75.7	(7.9)	(10.4)%	139.3	161.6	(22.3)	(13.8)%
Advertising and promotion	22.9	21.4	1.5	7.0%	48.7	44.8	3.9	8.7%
Product and recordkeeping related costs	77.7	76.3	1.4	1.8%	149.8	156.7	(6.9)	(4.4)%
Technology, occupancy, and facility costs	154.7	134.3	20.4	15.2%	301.3	268.2	33.1	12.3%
General, administrative, and other	100.0	96.4	3.6	3.7%	207.5	195.2	12.3	6.3%
Change in fair value of contingent consideration	(23.2)	(50.3)	27.1	(53.9)%	(72.8)	(95.8)	23.0	(24.0)%
Acquisition-related amortization	28.6	27.2	1.4	5.1%	54.6	54.3	0.3	0.6%
Total operating expenses	$1,076.7	$844.4	$232.3	27.5%	$2,130.1	$1,830.0	$300.1	16.4%
(1) The impact of the market on the supplemental savings plan liability drives the expense recognized each period.

Compensation, benefits, and related costs were $591.0 million in the second quarter of 2023, an increase of $1.2 million, or 0.2%, compared to the 2022 quarter. Higher salaries and related benefits in the second quarter of 2023 were almost entirely offset by a lower interim bonus accrual and other employee-related costs in the second quarter of 2023.

For the six months ended June 30, 2023, these costs were $1,184.3 million, a decrease of $1.4 million, or 0.1%, compared to the 2022 period. The decrease in the six months ended June 30, 2023 was primarily due to a lower interim bonus accrual and stock-based compensation expense. These decreases were almost entirely offset by higher salaries and related benefits, primarily due to base salary increases in July 2022 and January 2023, and higher headcount. The firm employed 7,903 associates at June 30, 2023, an increase of 0.4% from the end of 2022, and an increase of 1.7% from June 30, 2022.

Distribution and servicing costs were $67.8 million for the second quarter of 2023, a decrease of $7.9 million, or 10.4%, from the $75.7 million recognized in the 2022 quarter. The decrease from 2022 was primarily driven by lower average assets under management in certain SICAV share classes.

For the six months ended June 30, 2023, these costs were $139.3 million, a decrease of $22.3 million, or 13.8%, compared with the 2022 period. The decrease in the six months ended June 30, 2023 was primarily driven by lower average assets under management in certain share classes of the U.S. mutual funds that earn 12(b)-1 fees and certain SICAV share classes.

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

Advertising and promotion costs were $22.9 million in the second quarter of 2023, an increase of $1.5 million, or 7.0%, compared to the $21.4 million recognized in the 2022 quarter. For the six months ended June 30, 2023, these costs were $48.7 million, an increase of $3.9 million, or 8.7%, compared with the 2022 period. The increase in both periods was driven primarily by an increase in promotional and digital advertising costs.

Product and recordkeeping related costs were $77.7 million in the second quarter of 2023, an increase of $1.4 million, or 1.8%, compared to the $76.3 million in the 2022 quarter. The increase is primarily due to the timing of certain printing and mailing services. For the six months ended June 30, 2023, these costs were $149.8 million, a decrease of $6.9 million, or 4.4%, compared with the 2022 period. The decrease in the six months ended June 30, 2023 was driven primarily due to lower recordkeeping related costs.
Technology, occupancy, and facility costs were $154.7 million in the second quarter of 2023, an increase of $20.4 million, or 15.2%, compared to the $134.3 million recognized in the 2022 quarter. For the six months ended June 30, 2023, these costs were $301.3 million, an increase of $33.1 million, or 12.3%, compared with the 2022 period. The increase in both periods was primarily due to increased office facility costs, mainly related to rent expense associated with a new UK facility we expect to occupy later this year, and higher costs from the firm's ongoing investment in its technology capabilities, including hosted solution licenses and depreciation.

General, administrative, and other expenses were $100.0 million in the second quarter of 2023, an increase of $3.6 million, or 3.7%, compared to the $96.4 million recognized in the 2022 quarter. Higher professional fees and external research costs were partially offset by certain nonrecurring costs that were incurred during the 2022 quarter.

For the six months ended June 30, 2023, these costs were $207.5 million, an increase of $12.3 million, or 6.3%, compared with the 2022 period. The increase was primarily related to higher travel, professional and legal fees, and information services expenses. These increases were partially offset by lower external research costs and certain nonrecurring costs that were incurred during the 2022 period.

Change in fair value of contingent consideration. The change in our contingent consideration relates to an earnout arrangement as part of our acquisition of OHA in which additional purchase price may be due upon satisfying or exceeding certain defined revenue targets. Every reporting period, we record the potential amount due under this arrangement at fair value. During the second quarter of 2023 and 2022, we recognized reductions in the fair value of the contingent consideration liability of $23.2 million and $50.3 million, respectively. During the six months ended June 30, 2023 and 2022, we recognized reductions in the fair value of the contingent consideration liability of $72.8 million and $95.8 million, respectively. Challenging market conditions in all periods have reduced revenue expectations used in the fair value determinations.

Acquisition-related amortization and impairment costs. As part of the purchase accounting for our acquisitions, we identified and separately recognized at fair value certain intangible assets. During the second quarter of 2023 and 2022, we recognized $28.6 million and $27.2 million, respectively, in amortization related to the definite-lived intangible assets. During the six months ended June 30, 2023 and 2022, we recognized $54.6 million and $54.3 million, respectively, in amortization. No impairment costs were recognized during any period presented. However, should conditions deteriorate, impairments may be recognized in future periods.

Non-operating income (loss)

Non-operating income for the second quarter of 2023 was $106.2 million as compared to non-operating loss of $279.9 million in the 2022 quarter. The following table details the components of non-operating income (loss) for both the second quarter and six months ended June 30, 2023 and 2022.

	Three months ended		Six months ended
(in millions)	6/30/2023	6/30/2022	6/30/2023	6/30/2022
Net gains (losses) from non-consolidated T. Rowe Price investment products
Cash and discretionary investments
Dividend income	$25.5	$2.8	$45.7	$3.6
Market-related gains (losses) and equity in earnings (losses)	6.3	(33.4)	16.9	(58.0)
Total cash and discretionary investments	31.8	(30.6)	62.6	(54.4)
Seed capital investments
Dividend income	0.4	0.2	0.9	0.4
Market-related gains (losses) and equity in earnings (losses)	14.4	(40.6)	29.5	(63.4)
Net gains recognized upon deconsolidation	—	5.2	—	6.8
Investments used to hedge the supplemental savings plan liability	33.6	(96.4)	78.3	(151.7)
Total net gains (losses) from non-consolidated T. Rowe Price investment products	80.2	(162.2)	171.3	(262.3)
Other investment income (losses)	8.9	(7.7)	11.7	2.5
Net gains (losses) on investments	89.1	(169.9)	183.0	(259.8)
Net gains (losses) on consolidated sponsored investment portfolios	24.4	(104.6)	69.8	(206.0)
Other losses, including foreign currency losses	(7.3)	(5.4)	(11.2)	(12.6)
Non-operating income (loss)	$106.2	$(279.9)	$241.6	$(478.4)

Our investment portfolio recognized gains during the second quarter and six months ended June 30, 2023 primarily due to market activity that resulted in higher valuations at the end of the second quarter of 2023 and higher dividends earned on our cash equivalents. Our investment portfolio recognized losses in the second quarter of 2022 as the fear of inflation, the continued Russian invasion of Ukraine, and Federal Reserve interest rate increases weighed on the global economy and markets resulting in lower valuations at the end of the second quarter of 2022.

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

	Three months ended		Six months ended
(in millions)	6/30/2023	6/30/2022	6/30/2023	6/30/2022
Operating expenses reflected in net operating income	$(3.4)	$(1.9)	$(7.4)	$(4.4)
Net investment income (loss) reflected in non-operating income	24.0	(104.6)	69.8	(206.0)
Impact on income before taxes	$20.6	$(106.5)	$62.4	$(210.4)

Net income (loss) attributable to our interest in the consolidated T. Rowe Price investment products	$15.8	$(54.7)	$37.4	$(105.1)
Net income (loss) attributable to redeemable non-controlling interests (unrelated third-party investors)	4.8	(51.8)	25.0	(105.3)
	$20.6	$(106.5)	$62.4	$(210.4)

Provision for income taxes

The following table reconciles the statutory federal income tax rate to our effective tax rate on a U.S. GAAP basis for both the three- and six- months ended June 30, 2023 and 2022:

	Three months ended		Six months ended
	6/30/2023	6/30/2022	6/30/2023	6/30/2022
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes for current year, net of federal income tax benefits(1)	2.8	3.9	2.9	3.5
Net (income) losses attributable to redeemable non-controlling interests(2)	(0.3)	2.7	(0.3)	1.1
Net excess tax benefits from stock-based compensation plans activity	(0.2)	(0.5)	(0.3)	(0.5)
Other items, including valuation allowances	1.5	(1.1)	3.4	(0.2)
Effective income tax rate	24.8%	26.0%	26.7%	24.9%
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

The non-GAAP effective tax rate primarily adjusts for the impact of the consolidated investment products, including the net income attributable to the redeemable non-controlling interests. Our non-GAAP effective tax rate was 25.8% in the second quarter of 2023 compared with 23.9% in second quarter of 2022. For the six months ended June 30, 2023, our non-GAAP effective tax rate was 27.9%, compared with 24.1% in the 2022 period.

Our 2023 U.S. GAAP and non-GAAP effective tax rates were unfavorably impacted by losses in certain foreign jurisdictions in which no associated tax benefit was recognized in the income tax provision. The effective tax rate for the six months ended June 30, 2023 was also unfavorably impacted by increases in valuation allowances recognized against certain foreign-based deferred tax assets, as it was determined in the first quarter of 2023 that these deferred tax assets were more likely to not be realized.

We currently estimate that our effective tax rate for the full year 2023, on a U.S. GAAP basis, will be in the range of 26% to 30%. On a non-GAAP basis, the range is 26.5% to 29.5%.

Our effective tax rate will continue to experience volatility in future periods as the tax benefits recognized from stock-based compensation are impacted by market fluctuations in our stock price and, the timing of option exercises. The rate also experiences volatility from the remeasurement of the contingent consideration liability, as well as changes in deferred tax asset valuation allowances, primarily in foreign jurisdictions, based on the sufficiency of taxable income in future periods. Our U.S. GAAP rate will also be impacted by changes in the proportion of net income that is attributable to our redeemable non-controlling interests and non-controlling interests reflected in permanent equity.

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

The following schedules reconcile certain U.S. GAAP financial measures for the three months ended
June 30, 2023 and 2022.

	Three months ended 6/30/2023
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(6)	Net income attributable to T. Rowe Price	Diluted earnings per share(7)
U.S. GAAP Basis (FS line item)	$1,076.7	$533.5	$106.2	$158.5	$476.4	$2.06
Non-GAAP adjustments:
Acquisition-related non-GAAP adjustments:
Investment and NCI amortization and impairments(1) (Capital allocation-based income and Compensation and related costs)	5.1	7.2	—	0.1	7.1	0.03
Acquisition-related retention arrangements(1) (Compensation and related costs)	(13.6)	13.6	—	(0.1)	13.7	0.06
Contingent consideration(1)	23.2	(23.2)	—	2.5	(25.7)	(0.11)
Intangible assets amortization and impairments(1)	(28.6)	28.6	—	0.4	28.2	0.12
Total acquisition-related non-GAAP adjustments	(13.9)	26.2	—	2.9	23.3	0.10
Supplemental savings plan liability(3) (Compensation and related costs)	(33.0)	33.0	(33.6)	0.2	(0.8)	—
Consolidated T. Rowe Price investment products(4)	(3.6)	3.9	(24.4)	0.5	(16.2)	(0.07)
Other non-operating income(5)	—	—	(16.4)	(0.2)	(16.2)	(0.07)
Adjusted Non-GAAP Basis	$1,026.2	$596.6	$31.8	$161.9	$466.5	$2.02

	Three months ended 6/30/2022
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(6)	Net income attributable to T. Rowe Price	Diluted earnings per share(7)
U.S. GAAP Basis (FS line item)	$844.4	$668.6	$(279.9)	$100.9	$339.6	$1.46
Non-GAAP adjustments:
Acquisition-related non-GAAP adjustments:
Investment and NCI amortization and impairments(1) (Capital allocation-based income and Compensation and related costs)	5.7	7.6	—	2.0	5.6	0.03
Acquisition-related retention arrangements(1) (Compensation and related costs)	(18.0)	18.0	—	4.6	13.4	0.06
Contingent consideration(1)	50.3	(50.3)	—	(13.5)	(36.8)	(0.16)
Intangible assets amortization and impairments(1)	(27.2)	27.2	—	7.2	20.0	0.09
Transaction costs(2) (General, admin and other)	(0.1)	0.1	—	—	0.1	—
Total acquisition-related non-GAAP adjustments	10.7	2.6	—	0.3	2.3	0.02
Supplemental savings plan liability(3) (Compensation and related costs)	93.5	(93.5)	96.4	.6	2.3	—
Consolidated T. Rowe Price investment products(4)	(1.3)	2.0	104.6	14.7	40.1	0.17
Other non-operating income(5)	—	—	48.3	14.9	33.4	0.14
Adjusted Non-GAAP Basis	$947.3	$579.7	$(30.6)	$131.4	$417.7	$1.79

The following schedules reconcile certain U.S. GAAP financial measures for the six months ended June 30, 2023 and 2022.

	Six months ended 6/30/2023
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(6)	Net income attributable to T. Rowe Price	Diluted earnings per share(7)
U.S. GAAP Basis (FS line item)	$2,130.1	$1,017.7	$241.6	$336.4	$897.9	$3.89
Non-GAAP adjustments:
Acquisition-related non-GAAP adjustments:
Investment and NCI amortization and impairments(1) (Capital allocation-based income and Compensation and related costs)	10.2	14.4	—	1.6	12.8	0.06
Acquisition-related retention arrangements(1) (Compensation and related costs)	(27.8)	27.8	—	3.0	24.8	0.11
Contingent consideration(1)	72.8	(72.8)	—	(8.0)	(64.8)	(0.28)
Intangible assets amortization and impairments(1)	(54.6)	54.6	—	6.0	48.6	0.21
Total acquisition-related non-GAAP adjustments	0.6	24.0	—	2.6	21.4	0.10
Supplemental savings plan liability(3) (Compensation and related costs)	(75.5)	75.5	(78.3)	(0.3)	(2.5)	(0.01)
Consolidated T. Rowe Price investment products(4)	(6.5)	7.4	(69.8)	(4.1)	(33.3)	(0.14)
Other non-operating income(5)	—	—	(30.9)	(3.3)	(27.6)	(0.13)
Adjusted Non-GAAP Basis	$2,048.7	$1,124.6	$62.6	$331.3	$855.9	$3.71

	Six months ended 6/30/2022
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(6)	Net income attributable to T. Rowe Price	Diluted earnings per share(7)
U.S. GAAP Basis (FS line item)	$1,830.0	$1,546.0	$(478.4)	$265.4	$907.5	$3.88
Non-GAAP adjustments:
Acquisition-related non-GAAP adjustments:
Investment and NCI amortization and impairments(1) (Capital allocation-based income and Compensation and related costs)	11.3	15.2	—	7.3	7.9	0.04
Acquisition-related retention arrangements(1) (Compensation and related costs)	(37.2)	37.2	—	10.0	27.2	0.11
Contingent consideration(1)	95.8	(95.8)	—	(31.7)	(64.1)	(0.28)
Intangible assets amortization and impairments(1)	(54.3)	54.3	—	18.0	36.3	0.16
Transaction costs(2) (General, admin and other)	(0.8)	0.8	—	0.3	0.5	—
Total acquisition-related non-GAAP adjustments	14.8	11.7	—	3.9	7.8	0.03
Supplemental savings plan liability(3) (Compensation and related costs)	144.5	(144.5)	151.7	2.3	4.9	0.02
Consolidated T. Rowe Price investment products(4)	(2.9)	4.5	206.0	35.0	70.2	0.30
Other non-operating income(5)	—	—	66.3	22.1	44.2	0.19
Adjusted Non-GAAP Basis	$1,986.4	$1,417.7	$(54.4)	$328.7	$1,034.6	$4.42

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

(2)    This non-GAAP adjustment removes acquisition-related transactions costs. Management believes adjusting for these charges helps the reader's ability to understand our core operating results and to increase comparability period to period.

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

(6)    The income tax impacts were calculated in order to achieve an overall year-to-date non-GAAP effective tax rate of 27.9% and 24.1%, respectively. As such, the non-GAAP effective tax rate for the three months ended June 30, 2023 and 2022 was 25.8% and 23.9%, respectively. We estimate that our effective tax rate for the full-year 2023 on a non-GAAP basis will be in the range of 26.5% to 29.5%.

(7)    This non-GAAP measure was calculated by applying the two-class method to adjusted net income attributable to T. Rowe Price divided by the weighted-average common shares outstanding assuming dilution. The calculation of adjusted net income allocated to common stockholders is as follows:

	Three months ended		Six months ended
	6/30/2023	6/30/2022	6/30/2023	6/30/2022
Adjusted net income attributable to T. Rowe Price	$466.5	$417.7	$855.9	$1,034.6
Less: adjusted net income allocated to outstanding restricted stock and stock unit holders	11.4	9.3	21.0	23.3
Adjusted net income allocated to common stockholders	$455.1	$408.4	$834.9	$1,011.3

CAPITAL RESOURCES AND LIQUIDITY.

Sources of Liquidity

We have ample liquidity, including cash and investments in T. Rowe Price products, as follows:

(in millions)	6/30/2023	12/31/2022
Cash and cash equivalents	$2,249.7	$1,755.6
Discretionary investments	484.8	449.7
Total cash and discretionary investments	2,734.5	2,205.3
Redeemable seed capital investments	1,182.2	1,120.3
Investments used to hedge the supplemental savings plan liability	820.3	760.7
Total cash and investments in T. Rowe Price products	$4,737.0	$4,086.3

Our discretionary investment portfolio is comprised of short duration bond funds, which typically yield higher than money market rates, and asset allocation products. Cash and discretionary investments experienced market gains of $31.8 million and $62.6 million in the three- and six- months ended June 30, 2023 compared to market losses of $30.6 million and $54.4 million in the three- and six- months ended June 30, 2022. Our subsidiaries outside the United States held cash and discretionary investments of $795.8 million at June 30, 2023 and $809.1 million at December 31, 2022. Given the availability of our financial resources and cash expected to be generated through future operations, we do not maintain an available external source of additional liquidity.

Our seed capital investments are redeemable, although we generally expect to be invested for several years for the products to build an investment performance history and until unrelated third-party investors substantially reduce our relative ownership percentage.

The cash and investment presentation on the unaudited condensed consolidated balance sheet is based on the accounting treatment for the cash equivalent or investment item. The following table details how T. Rowe Price’s interests in cash and investments relate to where they are presented on the unaudited condensed consolidated balance sheet as of June 30, 2023.

(in millions)	Cash and cash equivalents	Investments	Net assets of consolidated T. Rowe Price investment products(1)	Total
Cash and discretionary investments	$2,249.7	$457.1	$27.7	$2,734.5
Seed capital investments	—	320.7	861.5	1,182.2
Investments used to hedge the supplemental savings plan liability	—	820.3	—	820.3
Total cash and investments in T. Rowe Price products attributable to T. Rowe Price	2,249.7	1,598.1	889.2	4,737.0
Investments in affiliated private investment funds(2)	—	750.8	—	750.8
Investments in CLOs	—	113.5	—	113.5
Investment in UTI and other investments	—	256.0	—	256.0
Total cash and investments attributable to T. Rowe Price	2,249.7	2,718.4	889.2	5,857.3
Redeemable non-controlling interests	—	—	985.2	985.2
As reported on unaudited condensed consolidated balance sheet at June 30, 2023	$2,249.7	$2,718.4	$1,874.4	$6,842.5
(1) The consolidated T. Rowe Price investment products are generally those products we provided seed capital at the time of their formation and we have a controlling interest. These products generally represent U.S. mutual funds as well as those funds regulated outside the U.S.     The $27.7 million and the $861.5 million represent the total value at June 30, 2023 of our interest in the consolidated T. Rowe Price investment products. The total net assets of the T. Rowe Price investment products at June 30, 2023 of $1,874.4 million includes assets of $1,946.1 million, less liabilities of $71.7 million as reflected in our unaudited condensed consolidated balance sheets.
(2) Includes $202.1 million of non-controlling interests in consolidated entities and represents the portion of these investments, held by third parties, that we cannot sell in order to obtain cash for general operations.

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

Uses of Liquidity

We increased our quarterly recurring dividend per common share in February 2023 by 1.7% to $1.22 per common share from $1.20 per common share. Further, we expended $45.2 million in the first half of 2023 to repurchase
420 thousand shares of our outstanding common stock, at an average price of $107.22 per share. These dividends and repurchases were expended using existing cash balances and cash generated from operations. While opportunistic in our approach to stock buybacks, we will generally repurchase our common stock over time to offset the dilution created by our equity-based compensation plans.

Since the end of 2020, we have returned nearly $5.4 billion to stockholders through stock repurchases, regular quarterly dividends, and a special dividend, as follows:

(in millions)	Recurring dividend	Special dividend	Stock repurchases	Total cash returned to stockholders
2021	$1,003.7	$699.8	$1,136.0	$2,839.5
2022	1,108.8	—	855.3	1,964.1
Six months ended 6/30/2023	561.2	—	45.0	606.2
Total	$2,673.7	$699.8	$2,036.3	$5,409.8

We anticipate property, equipment, software and other capital expenditures, including internal labor capitalization, for the full-year 2023 to be about $365 million, of which approximately 60% is planned for technology initiatives. We expect to fund our anticipated capital expenditures with operating cash flows and other available resources.

Cash Flows

The following table summarizes the cash flows for the six months ended June 30, 2023 and 2022, that are attributable to T. Rowe Price, our consolidated sponsored investment products, and the related eliminations required in preparing the statement.

	Six months ended
	6/30/2023				6/30/2022
(in millions)	Cash flow attributable to T. Rowe Price	Cash flow attributable to consolidated sponsored investment products	Elims	As reported	Cash flow attributable to T. Rowe Price	Cash flow attributable to consolidated sponsored investment products	Elims	As reported
Cash flows from operating activities
Net income (loss)	$897.9	$62.4	$(37.4)	$922.9	$907.5	$(210.4)	$105.1	$802.2
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, amortization and impairments of property, equipment and software	117.9	—	—	117.9	109.2	—	—	109.2
Amortization and impairment of acquisition-related assets and retention agreements	97.9	—	—	97.9	106.7	—	—	106.7
Fair value remeasurement of contingent liability	(72.8)	—	—	(72.8)	(95.8)	—	—	(95.8)
Stock-based compensation expense	115.4	—	—	115.4	122.9	—	—	122.9
Net (gains) losses recognized on investments	(253.0)	—	37.4	(215.6)	443.9	—	(105.1)	338.8
Net redemptions in sponsored investment products used to economically hedge supplemental savings plan liability	18.4	—	—	18.4	3.9	—	—	3.9
Net change in trading securities held by consolidated sponsored investment products	—	(414.5)	—	(414.5)	—	282.3	—	282.3
Other changes	339.3	1.4	(3.8)	336.9	61.5	11.6	(16.3)	56.8
Net cash provided by (used in) operating activities	1,261.0	(350.7)	(3.8)	906.5	1,659.8	83.5	(16.3)	1,727.0
Net cash provided by (used in) investing activities	(163.5)	(17.8)	45.4	(135.9)	(1.6)	(13.5)	(10.6)	(25.7)
Net cash provided by (used in) financing activities	(603.4)	325.0	(41.6)	(320.0)	(1,065.3)	(92.6)	26.9	(1,131.0)
Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment products	—	0.9	—	0.9	—	(7.3)	—	(7.3)
Net change in cash and cash equivalents during period	494.1	(42.6)	—	451.5	592.9	(29.9)	—	563.0
Cash and cash equivalents at beginning of year	1,755.6	119.1	—	1,874.7	1,523.1	101.1	—	1,624.2
Cash and cash equivalents at end of period	$2,249.7	$76.5	$—	$2,326.2	$2,116.0	$71.2	$—	$2,187.2

Operating Activities
Operating activities attributable to T. Rowe Price during the first half of 2023 provided cash flows of $1,261.0 million, a decrease of $398.8 million from the $1,659.8 million provided during the comparable 2022 period. The decrease is primarily attributable to lower non-cash adjustments as the 2023 period included net investment gains of $253.0 million compared with net investment losses of $443.9 million in the 2022 period. The reduction in non-cash adjustments was offset in part by timing differences related to the cash settlement of our assets and liabilities, which increased our net cash flow provided by operating activities by $277.8 million. Additionally, in 2023, we had net proceeds of $18.4 million from certain investment products that economically hedge our supplemental savings plan liability compared to net proceeds of $3.9 million in the same period of 2022. The remaining change in reported cash flows from operating activities was primarily attributable to the net change in trading securities held in our consolidated investment products’ underlying portfolios.

Our interim operating cash flows do not include the cash impact of variable compensation that is accrued throughout the year before being substantially paid out in December. Our non-cash adjustments include unrealized investment gain/losses, depreciation and amortization, fair value remeasurement of the contingent consideration liability remeasurement, and other non-cash items.

Investing Activities
Net cash used in investing activities that are attributable to T. Rowe Price totaled $163.5 million in the first half of 2023 compared with $1.6 million of cash used in investing activities in the 2022 period. During 2023, net proceeds from the sale of certain of our discretionary investments of $46.5 million were lower compared to $110.2 million during 2022. We also increased the level of seed capital provided to the T. Rowe Price consolidated investment products by $56.0 million. We eliminate our seed capital in those T. Rowe Price investment products we consolidate in preparing our unaudited condensed consolidated statement of cash flows. In addition, we increased our property, equipment and software expenditures by $9.6 million and had higher other investing activities of $32.6 million. The remaining $4.3 million change in reported cash flows from investing activities is related to the net cash removed from our balance sheet from consolidating and deconsolidating investment products.

Financing Activities
Net cash used in financing activities attributable to T. Rowe Price were $603.4 million in the first half of 2023 compared with $1,065.3 million in the 2022 period. During the first half of 2023, we repurchased 420 thousand shares for $45.2 million compared to 3.8 million shares for $519.6 million in the first half of 2022. The remaining decrease in reported cash flows used from financing activities is primarily attributable to $283.4 million in net subscriptions received from redeemable non-controlling interest holders of our consolidated investment products during the first half of 2023 as compared to $65.7 million in net redemptions during the first half of 2022.

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

FORWARD-LOOKING INFORMATION.

From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this report, may contain certain forward-looking information, including information or anticipated information relating to: our operations, revenues, liquidity, net income, and earnings per share of common stock; changes in the amount and composition of our assets under management; our expenses; our tax rate; legal or regulatory developments; geopolitical instability; interest rates and currency fluctuations; and our expectations regarding financial markets, future transactions, strategic initiatives, dividends, stock repurchases, investments, new products and services, capital expenditures, changes in our effective fee rate, and other industry or market conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A, Risk Factors, included in our Form 10-K Annual Report for 2022. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

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

Item 4.Controls and Procedures.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of June 30, 2023, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the second quarter of 2023, and has concluded that there was no change during the second quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

For information about our legal proceedings, please see our Commitments and Contingencies footnote to our unaudited condensed consolidated financial statements in Part 1. of this Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes in the information provided in Item 1A of our Form 10-K Annual Report for 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchase activity during the second quarter of 2023 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April	—	$—	—	8,750,217
May	193,350	$105.33	191,368	8,558,849
June	214,866	$108.87	204,211	8,354,638
Total	408,216	$107.20	395,579

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorization, outstanding shares surrendered to us to pay the exercise price in connection with swap exercises of employee stock options, and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the second quarter of 2023, 12,637 were related to shares surrendered in connection with employee stock option exercises and no shares were withheld to cover tax withholdings associated with the vesting of restricted stock awards.

The following table details the changes in and status of the Board of Directors’ outstanding publicly announced board authorizations.

Authorization Dates	4/1/2023	Total Number of Shares Purchased	Maximum Number of Shares that May Yet Be Purchased at 6/30/2023
March 2020	8,750,217	(395,579)	8,354,638

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits required by Item 601 of Regulation S-K are furnished herewith.

3(i)	Charter of T. Rowe Price Group, Inc., as reflected by Articles of Restatement dated June 20, 2018. (Incorporated by reference from Form 10-Q Quarterly Report filed on July 25, 2018.)

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of February 9, 2021. (Incorporated by reference from Form 10-K Annual Report filed on February 11, 2021.)

10.01	T. Rowe Price, Inc. 1986 Employee Stock Purchase Plan, Restated as of April 26, 2017, as amended. (Incorporated by reference from Form DEF-14A Definitive Proxy Statement filed on March 21, 2023.)

15	Report from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

101	The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s unaudited condensed consolidated interim financial statements and notes that are included in this Form 10-Q Report.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 28, 2023.
T. Rowe Price Group, Inc.

By:    /s/ Jennifer B. Dardis
Vice President, Chief Financial Officer and Treasurer