Form 10-K
period 2023-12-31
PRICE T ROWE GROUP INC
filed 2024-02-16
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
  ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to Section 12(g) of the Act: None.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the common equity (all voting) held by non-affiliates (excludes executive officers and directors) computed using $112.02 per share (the NASDAQ Official Closing Price on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter) was $24.6 billion.
The number of shares outstanding of the registrant's common stock as of the latest practicable date, February 12, 2024, is 223,656,595.
DOCUMENTS INCORPORATED BY REFERENCE: Certain portions of the registrant's Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A of the general rules and regulations under the Act, are incorporated by reference into Part III of this report.
Exhibit index begins on page 94.

20

PART I

Item 1.Business.

T. Rowe Price Group, Inc. ("T. Rowe Price Group", "T. Rowe Price", "the firm", "we", "us", or "our") is a financial services holding company that provides global investment management services through its subsidiaries to investors worldwide. We are driven by our purpose: to identify and actively invest in opportunities to help people thrive in an evolving world. With more than 80 years of experience, we provide a broad range of investment solutions across equity, fixed income, multi-asset, and alternative capabilities for clients around the world— from individuals to advisors to institutions to retirement plan sponsors. We also provide certain investment advisory clients with related administrative services, including distribution, mutual fund transfer agent, accounting, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; brokerage; trust services; and non-discretionary advisory services through model delivery. We take an active, independent approach to investing, offering our dynamic perspective and meaningful partnership, so our clients can feel more confident.

The late Thomas Rowe Price, Jr., founded our firm in 1937, and the common stock of T. Rowe Price Associates, Inc. was first offered to the public in 1986. The T. Rowe Price Group, Inc. corporate holding company structure was established in 2000. Our common stock trades on the NASDAQ Global Select Market under the symbol "TROW".

Our core capabilities have enabled us to deliver excellent operating results since our initial public offering. We maintain a strong corporate culture that is focused on delivering strong long-term investment performance and world-class service to our clients. We distribute our broad array of active investment solutions through a diverse set of distribution channels and vehicles to meet the needs of our clients globally. These vehicles include an array of U.S. mutual funds, collective investment trusts, subadvised funds, separately managed accounts, and other sponsored products. The other sponsored products include: open-ended investment products offered to investors outside the U.S., products offered through variable annuity life insurance plans in the U.S., affiliated private investment funds and collateralized loan obligations.

The investment management industry has been evolving and industry participants are facing several challenging trends including passive investments taking market share from traditional active strategies; continued downward fee pressure; demand for new investment vehicles to meet client needs; and an ever-changing regulatory landscape. It is also a unique time in our industry with a significant amount of money remaining out of the market as investors maintain a shorter investment time horizon and relatively low risk appetite.

Despite these challenging trends, we believe there are significant opportunities that align to our core capabilities. Our ongoing financial strength and discipline allows us to respond to these opportunities with several strategic, multi-year initiatives that are designed to strengthen our long-term competitive position and to:

•Sustain our leadership position in retirement.
•Access growth of the U.S. wealth management channel through improved vehicle capabilities, technology, specialist sales, and content.
•Focus on further global growth in select high-opportunity countries where we have existing business by investing more in resources, products, and marketing.
•Deepen client relationships and renew our individual investor base by innovating and investing in our capabilities to deliver world class service and a differentiated offer to clients.
•Broaden our reach in the private and alternatives market by leveraging our distribution channels and expanding our investment capabilities.
•Strengthen our distribution technology to enhance the digital client experience and client reporting.
•Attract and retain top talent, enable effective hybrid collaboration, and deliver on our expanded diversity, equity, and inclusion goals.
•Nurture our brand globally and leverage it effectively across channels and geographies.
•Deliver strong financial results and balance sheet strength for our stockholders over the long term.

20

ASSETS UNDER MANAGEMENT (AUM).

During 2023, we derived most of our consolidated net revenues and net income from investment advisory services provided by our subsidiaries, primarily T. Rowe Price Associates (TRPA), T. Rowe Price Investment Management (TRPIM), Oak Hill Advisors (OHA), and T. Rowe Price International Ltd (TRPIL). Our revenues depend largely on the total value and composition of our assets under management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations.

At December 31, 2023, we had $1,444.5 billion in assets under management, an increase of $169.8 billion from 2022. This increase in assets under management was driven by market appreciation, net of distributions not reinvested, of $251.6 billion, offset by net cash outflows of $81.8 billion.

In 2023, our target date retirement products experienced net cash inflows of $13.1 billion. The assets under management in our target date retirement products totaled $408.4 billion at December 31, 2023, or 28.3% of our managed assets at December 31, 2023, compared with 26.2% at the end of 2022.

The following charts show our AUM by asset class, client type, geography, and account type as of December 31 for the prior three years:

Equity	Institutional(3)
Fixed Income, including money market	Retail(4)
Multi-Asset(1)
Alternatives(2)
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
(3)Institutional includes assets sourced from institutions along with defined contribution assets, including assets sourced through intermediaries and our full-service recordkeeping business.
(4)Retail includes assets sourced through our direct-marketed business and financial intermediaries.
20

United States	U.S. Defined Contribution
APAC, EMEA, Canada	Other Retirement
Other Accounts

Additional information concerning our assets under management, results of operations, and financial condition during the past three years is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, as well as our consolidated financial statements, which are included in Item 8 of this Form 10-K.

SERVICES AND CAPABILITIES.

INVESTMENT MANAGEMENT SERVICES.

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

20

The following tables set forth our broad investment capabilities as of December 31, 2023.

Equity
	Growth	Core	Value	Concentrated	Integrated (Quantitative & Fundamental)	Impact
U.S.:	All-Cap, Large-Cap, Mid-Cap, Small-Cap, Sectors	Large-Cap, Mid-Cap, Small-Cap	Large-Cap, Mid-Cap, Small-Cap	Large-Cap (Value)	Large-Cap (Growth & Value, Lower Volatility), Multi-Cap, Small-Cap	Large-Cap
Global / International:	All-Cap, Large-Cap, Small-Cap, Sectors, Regional	Large-Cap	Large-Cap, Regional	Large-Cap, Regional	Large-Cap (Core)	Large-Cap

Fixed Income
	Cash	Low Duration	High Yield / Bank Loans	Government	Securitized	Investment Grade Credit
U.S.:	Taxable Money, Tax-Exempt Money	Stable Value, Short-Term Bond, Short Duration Income, Ultra-Short Term Bond	Credit Opportunities, Floating Rate, US High Yield	US Inflation Protection, US Treasury	Securitized Credit, CLO, GNMA	US Investment Grade
Global / International:	N/O	N/O	Euro High Yield, High Income, Global High Yield	Global Government Bond, Global Government Bond ex-Japan, Global Government Bond High Quality	N/O	Global Investment Grade Corporate, Euro Investment Grade Corporate

	Multi-Sector	Dynamic Suite	Emerging Markets	Municipal	Impact
U.S.:	QM US Bond, US Core Bond, US Core Plus, US Investment Grade Core, US Total Return	N/O	N/O	Tax-Free High Yield, Intermediate Tax-Free High Yield, Muni Intermediate, Tax-Free Long-Term, Tax-Free Short/Intermediate	N/O
Global / International:	Global Multi-Sector, Global Aggregate, International Bond, Euro Aggregate	Dynamic Credit, Dynamic Global Bond, Dynamic Global Bond Investment Grade, Dynamic Emerging Markets Bond	EM Bond, EM Corporate, EM Corporate High Yield, EM Corporate Investment Grade, EM Local Bond, Asia Credit	N/O	Global Impact Credit
N/O - Not offered

Multi-Asset
U.S. / Global / International:	Target Date, Custom Target Date	Target Allocation	Global Allocation	Global Income	Managed Volatility
	Custom Solutions	Real Assets	Retirement Income	N/O	N/O
N/O - Not offered
20

Alternatives
U.S. / Global / International:	Private Credit	Leveraged Loans	Mezzanine	Real Assets / CRE	Structured Products
	Stressed / Distressed	CLOs - Non-Investment Grade	Special Situations	N/O	N/O
N/O - Not offered

We employ fundamental and quantitative security analysis in the performance of the investment management function through substantial internal equity, fixed income, and alternative investment research capabilities. Our research staff operates primarily from offices located in the U.S. and U.K. with additional staff based in Australia, China, Hong Kong, Japan, and Singapore. We also use research provided by brokerage firms and security analysts in a supportive capacity and information received from private economists, political observers, commentators, government experts, and market analysts.

We introduce new strategies, investment vehicles, or other products to complement and expand our investment offerings, to respond to competitive developments in the financial marketplace, and to meet the changing needs of our clients. A new strategy is solely dependent on our belief we have the appropriate investment management expertise and its objective will be useful to investors over a long period.

We typically provide seed capital for certain new investment products to begin building an investment performance history in advance of the portfolio receiving sustainable client assets. The length of time we hold our seed capital investment will vary for each new investment product as it is highly dependent on how long it takes to generate cash flows into the product from unrelated investors or, in the case of certain alternative products, the investment term. Generally, we ensure that the new investment product has a sustainable level of assets from unrelated shareholders before we consider redemption of our seed capital investment in order to not negatively impact the product's net asset value or its performance record. At December 31, 2023, we had seed capital investments in our products of $1.4 billion.

We may also close or limit new investments to new investors across sponsored investment products in order to maintain the integrity of the investment strategy and to protect the interests of its existing shareholders and investors. At present, the following strategies, which represent about 5% of total assets under management at December 31, 2023, are generally closed to new investors:

Strategy	Year closed
U.S. Small-Cap Core	2013
Capital Appreciation	2014

Distribution Channels and Products

We distribute our products across a diversified client base across five primary distribution channels in three broad geographical regions: Americas; Europe, Middle East and Africa ("EMEA"); and Asia Pacific ("APAC"). We service clients in 51 countries around the world. Investors domiciled outside the U.S. represented about 9% of total assets under management at the end of 2023.

The following table outlines the five distribution channels and products through which our assets under management are sourced as of December 31, 2023.

20

Vehicle	Retail			Institutional
	Americas financial intermediaries	EMEA & APAC financial intermediaries	Individual U.S. investors on a direct basis	U.S. Defined Contribution	Global institutions

U.S. Mutual Funds	x		x	x	x
Collective Investment Trusts				x	x
Active Exchange-Traded Funds	x		x
College Savings Plans	x		x
Model Portfolios(1)	x		x(6)
Managed Accounts / Model Delivery	x	x
Subadvised Accounts	x	x
Separate Accounts			x	x	x
SICAVs(2) / FCPs(3)		x			x
Canadian Pooled Funds	x				x
OEICs(4)		x
Japanese ITMs(5)		x			x
Australian Unit Trusts		x
Private Funds					x
Collateralized Loan Obligations					x
Business Development Company (BDC)	x				x
(1) Mutual fund models,. (2)Société d'Investissement à Capital Variable (Luxembourg), (3)Fonds Commun de Placement (Luxembourg), (4)Open-Ended Investment Company (U.K.), (5)Japanese Investment Trust Management Funds, (6) Provided through our ActivePlus and Retirement Advisory Service Portfolios.

Investment Advisory Fees

We derive substantially all of our net revenue from investment advisory fees that are earned pursuant to agreements with our sponsored funds and clients. Nearly 57% of our investment advisory fees are earned from our sponsored U.S. mutual funds, with the remaining investment advisory fees earned from our collective investment trusts, subadvised funds, separately managed accounts, and other sponsored products. The other sponsored investment portfolios include: open-ended investment products offered to investors outside the U.S., products offered through variable annuity life insurance plans in the U.S., affiliated private investment funds and sponsored collateralized loan obligations.

Our investment advisory fees are generally computed using the value of assets under management at a contracted annual fee rate or an effective fee rate for those products with a tiered-fee rate structure. For the majority of our revenue, the value of the assets under management used to calculate the fees are based on a daily valuation. The contracted fee rate(s) applied to the fund or account’s assets under management will vary depending on the services provided, the asset class, and vehicle. For example, fee rates are typically higher for equities and alternatives as compared to multi-asset and fixed income products. Additionally, fees rates are typically higher for commingled vehicles including U.S. mutual funds, private investment funds and collective investment trusts as compared to separately managed accounts and subadvised funds.

Investment management agreements typically provide the ability for termination upon relatively short notice with little or no penalty. Specifically, our sponsored U.S. mutual fund investment management agreements must be approved, and fees are annually reviewed by the Boards of the respective funds, including a majority of directors who are not interested persons of the funds or of T. Rowe Price Group (as defined in the Investment Company Act of 1940). Additionally, fund shareholders must approve material changes to these investment management agreements. Each agreement automatically terminates in the event of its assignment (as defined in the Investment Company Act) and, generally, either party may terminate the agreement without penalty after a 60-day notice. The termination of one or more of the U.S. mutual fund agreements could have a material adverse effect on our results of operations.

We also earn performance-based investment advisory fees on certain separately managed accounts and affiliated private investment funds. These performance-based fees are recognized when performance returns exceed the stated hurdle at the end of the performance period, which can lead to an uneven recognition pattern in a given year.

20

We distribute certain of our sponsored products outside the U.S. through distribution agents and other financial intermediaries. The fees we earn for distributing and marketing these products are part of our overall investment management fees for managing the product assets. We recognize any related distribution fees paid to these financial intermediaries in distribution and servicing costs.

CAPITAL ALLOCATION-BASED INCOME.

We recognize income earned from general partner interests in certain affiliated private investment funds that are entitled to a disproportionate allocation of income, which we also refer to as carried interest. We record our proportionate share of the investment funds' income assuming the funds were liquidated as of each reporting date pursuant to each investment fund's governing agreements. The income will fluctuate period-to-period and the realization of accrued carried interest occurs over a number of years. A portion of this income is allocated to non-controlling interest holders and is reflected in compensation expense as these holders are also employees.

ADMINISTRATIVE, DISTRIBUTION, AND SERVICING FEES.

Administrative Services

We also provide certain ancillary administrative services to our investment advisory clients. These administrative services are provided by several of our subsidiaries and include mutual fund transfer agent, fund/portfolio accounting, distribution, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans investing in our sponsored U.S. mutual funds; recordkeeping services for defined contribution retirement plans investing in mutual funds outside the T. Rowe Price complex; brokerage; trust services; and non-discretionary advisory services.

Distribution and Servicing

Our subsidiary, T. Rowe Price Investment Services, is the principal distributor of our U.S. mutual funds and contracts with third-party financial intermediaries who distribute these share classes. Certain of the U.S. mutual funds offer Advisor Class and R Class shares that are distributed to investors and defined contribution retirement plans, respectively. These share classes pay 12b-1 fees of 25 and 50 basis points, respectively, out of fund assets, for distribution, administration, and personal services. In addition, U.S. mutual funds offered to investors through variable annuity life insurance plans have a share class that pays a 12b-1 fee of 25 basis points. We pay all of the 12b-1 fees earned to financial intermediaries who source assets under management into these share classes and provide distribution, administration, and personal services on our behalf.

REGULATION.

All aspects of our business are subject to extensive federal, state, and foreign laws and regulations. These laws and regulations are primarily intended to benefit or protect our clients and product shareholders. They generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the conduct of our business if we fail to comply with laws and regulations. Possible sanctions that may be imposed on us, if we fail to comply, include the suspension of individual employees, limitations on engaging in certain business activities for specified periods of time, revocation of our investment adviser and other registrations, censures, and fines. Furthermore, the regulations to which we are subject continue to change over time, resulting in uncertainty for our business as we must adapt to new laws and regulatory regimes and could significantly increase our reporting, disclosure and compliance obligations, including for cybersecurity and climate-related disclosures.

As a global company which offers its products to customers in a variety of jurisdictions, our subsidiaries are registered with or licensed by various U.S. and/or non-U.S. regulators. We are subject to various securities/financial services, compliance, corporate governance, disclosure, privacy, cybersecurity, technology, anti-bribery and anti-corruption, anti-money laundering, anti-terrorist financing, and economic, trade and sanctions laws and regulations, both domestically and internationally, as well as to various cross-border rules and regulations, and the data protection laws and regulations of numerous jurisdictions, including the General Data Protection Regulation (“GDPR”) of the European Union (“EU”) and the California Consumer Privacy Act (“CCPA”). We also must comply with complex and changing tax regimes in the jurisdictions where we operate our business.

20

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

State of Maryland, Office of Financial Regulation	- T. Rowe Price Trust Company

Outside the U.S.
Financial Conduct Authority	- T. Rowe Price International
- T. Rowe Price UK
- Oak Hill Advisors (Europe)
- OHA (UK)
Securities and Futures Commission	- T. Rowe Price Hong Kong
- Oak Hill Advisors (Hong Kong)
Monetary Authority of Singapore	- T. Rowe Price Singapore
Several provincial securities commissions in Canada	- T. Rowe Price (Canada)
Commission de Surveillance du Secteur Financier	- T. Rowe Price (Luxembourg) Management Sàrl
- OHA Services Sàrl
Australian Securities and Investments Commission	- T. Rowe Price Australia
- Oak Hill Advisors (Australia) Pty
Japan Financial Services Agency	- T. Rowe Price Japan
Swiss Financial Market Supervisory Authority	- T. Rowe Price (Switzerland)

Serving the needs of retirement savers is an important focus of our business. Such activities are subject to regulators such as the U.S. Department of Labor, and applicable laws and regulations including the Employee Retirement Income Security Act of 1974 ("ERISA").

Registrations
•Our subsidiaries providing transfer agent services, T. Rowe Price Services and T. Rowe Price Retirement Plan Services, are registered under the Securities Exchange Act of 1934.

•T. Rowe Price Investment Services (TRPIS) is an SEC registered introducing broker-dealer and member of the Financial Industry Regulatory Authority ("FINRA") and the Securities Investor Protection Corporation. This subsidiary is the principal underwriter and distributor for our sponsored U.S. mutual funds and exchange-
20

traded funds, and may also offer and make recommendations for certain funds that are not offered to the general public such as privately placed funds. Investors may open a brokerage account with TRPIS in order to buy and sell securities. Pershing, a third-party clearing broker and an affiliate of BNY Mellon, maintains our brokerage’s customer accounts and clears all transactions.

•T. Rowe Price Associates and certain subsidiaries are registered as commodity trading advisors and/or commodity pool operators with the Commodity Futures Trading Commission and are members of the National Futures Association.

Net Capital Requirements
Certain subsidiaries are subject to net capital requirements, including those of various federal, state, and international regulatory agencies. Each of our subsidiary's net capital, as defined, meets or exceeds all minimum requirements as of December 31, 2023.

For further discussion of the potential impact of current or proposed legal or regulatory requirements, please see the Legal and Regulatory risk factors included in Item 1A of this Form 10-K.

COMPETITION.

As a member of the financial services industry, we are subject to substantial competition in all aspects of our business. A significant number of proprietary and other sponsors’ mutual funds are sold to the public by other investment management firms, broker-dealers, mutual fund companies, banks, and insurance companies. We compete with brokerage and investment banking firms, insurance companies, banks, mutual fund companies, hedge funds, and other financial institutions and funds in all aspects of our business and in every country in which we offer our products and services. Some of these financial institutions have greater resources than we do. We compete with other providers of investment advisory services based primarily on the availability and objectives of the investment products offered, investment performance, fees and related expenses, and the scope and quality of investment advice and other client services.

We have and will continue to face significant competition from passive oriented investment strategies. As a result, such products have taken market share from active managers. While we cannot predict how much market share these competitors will continue to gain, we believe there will always be demand for good active management investment products.

In order to maintain and enhance our competitive position, we may review acquisition and venture opportunities and, if appropriate, engage in discussions and negotiations that could lead to an acquisition transaction or other financial relationships with another entity.

HUMAN CAPITAL.

At T. Rowe Price, our people set us apart. We thrive because our company culture is based on collaboration and diversity. We believe that our culture of collaboration enables us to identify opportunities others might overlook. Our associates’ knowledge, insight, enthusiasm, and creativity are the reason our clients succeed and our firm excels. In order to attract and retain the highest quality talent, we develop key talent and succession plans, invest in firm diversity and inclusion initiatives, provide opportunities for our associates to learn and grow, and provide strong, competitive, and regionally specific benefits and programs that promote the health and wellness of our associates, both personally and financially.

At December 31, 2023, we employed 7,906 associates, an increase of 0.5% from the 7,868 associates employed at the end of 2022. We may add temporary and part-time personnel to our staff from time to time to meet periodic and special project demands, primarily for technology and collective investment fund administrative services.

Investing In Our People

We seek to help our clients achieve their long-term investment goals. In order to do this, we are committed to helping our associates achieve their long-term career goals. We continuously seek to identify new opportunities for our associates to expand their experience and grow their skills. As a result of our associates developing these skills we are able to promote from within, with more than 35% of our open positions being filled by internal applicants, and
20

all of our portfolio managers having been promoted from within. We are committed to the professional growth of our associates through the development of their knowledge, skills and experience, by providing them access to in-person, virtual and online training programs and by offering a generous tuition reimbursement program. We believe a critical driver of our firm’s future growth is our ability to grow leaders. Reflecting this, we have held a series of leadership speaker events and offer access to virtual programs focused on leadership development led by professors at leading universities.

Hiring Diverse Talent

Having a diverse and inclusive workforce and providing an equal opportunity to all associates is a business and cultural imperative. Our diversity, equity, and inclusion initiatives have garnered recognitions, including World's Most Admired Companies from Fortune, Barron's 100 Most Sustainable Companies and America's Most Responsible Companies from Newsweek. We also continue to be a top company for LGBTQ+ equality by the Human Rights Campaign Foundation. Although we have made progress in our workforce diversity representation, we seek to continuously improve in this area. Our priority is to increase our hiring, retention and development of talent from groups that are underrepresented in asset management; including both ethnically diverse associates and women. At the end of 2023, female associates held 32.5% of senior roles globally and ethnically diverse associates held 19.8% of senior roles in the U.S. For every open role at the firm, our goal is that at least 40% of interviewed candidates will be female and/or ethnically diverse, and during 2023, 65% of the candidates were ethnically diverse and/or female.

In an effort to be more transparent, we publish our EEO data on our website at https://www.troweprice.com/corporate/us/en/what-sets-us-apart/diversity-and-inclusion.html. In addition, during 2023, we published our sustainability report which included transparency into our diversity, equity and inclusion data, a copy of which can be found on our website at https://www.troweprice.com/corporate/us/en/what-we-do/esg-approach/esg-corporate.html. Set forth below is our diversity information as of December 31, 2023, grouped by division. The data excludes information about the employees of OHA.

Investments Group Diversity Breakdown

	Gender Representation - Global Population			Ethnically Diverse - US Population Only
	Female	Male	Total	Ethnically Diverse	Non- Ethnically Diverse	Total
Investments Group	28%	72%	968	24%	76%	683
Portfolio Managers	14%	86%	171	15%	85%	126
Analysts	30%	70%	361	37%	63%	247
Traders	26%	74%	97	21%	79%	66
All Other Roles	35%	65%	339	16%	84%	244

Global Distribution and Global Product Group Diversity Breakdown

	Gender Representation - Global Population			Ethnically Diverse - US Population Only
	Female	Male	Total	Ethnically Diverse	Non- Ethnically Diverse	Total
Global Distribution & Global Product	48%	52%	2,927	30%	71%	2,636
Senior Level*	35%	65%	537	16%	84%	438
All Others	51%	49%	2,390	32%	68%	2,198

20

Corporate Functions Group Diversity Breakdown

	Gender Representation - Global Population			Ethnically Diverse - US Population Only
	Female	Male	Total	Ethnically Diverse	Non- Ethnically Diverse	Total
Corporate Functions	45%	55%	3,590	35%	65%	2,865
Senior Level*	43%	57%	462	20%	80%	358
All Others	45%	55%	3,128	37%	63%	2,507
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

Accordingly, investors should monitor this section of our website, in addition to following our press releases, SEC filings, and public webcasts, all of which will be referenced on the website. Unless otherwise expressly stated, the information found on our website is not incorporated into this or any other report we file with, or furnish to, the SEC. Specifically, information in our sustainability report is not incorporated by reference into this Form 10-K.
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

20

We derive our revenues primarily from investment advisory services provided by our subsidiaries to individual and institutional investors. Our investment advisory fees typically are calculated as a percentage of the market value of the assets under our management. As a result, our revenues are dependent on the value and composition of the assets under our management, all of which are subject to substantial fluctuation due to many factors, including:

•Investment Performance. If the investment performance of our managed investment portfolios is less than that of our competitors or applicable third-party benchmarks, we could lose existing and potential clients and suffer a decrease in assets under management. Poor performance relative to other competing products tends to result in decreased sales and increased redemptions with corresponding decreases in our revenues.
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
•Investor Mobility. Our investors generally may withdraw their funds at any time, without advance notice and with little to no significant penalty. Any redemptions and other withdrawals from, or shifting among, our investment portfolios could reduce our assets under management. These could be caused by investors reducing their investments in our portfolios in general or in the market segments in which we focus; investors taking profits from their investments; and portfolio risk characteristics, which could cause investors to move assets to other investment managers.
•Capacity Constraints. Prolonged periods of strong relative investment performance and/or strong investor inflows has resulted in, and may result in, capacity constraints within certain strategies, which can lead to, among other things, the closure of those strategies to new investors.
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
•Geo-Political Exposure. Our managed investment portfolios may have significant investments in markets that are subject to risk of loss from political or diplomatic developments, government policies, wars, conflicts or civil unrest (such as the Russian invasion of Ukraine, the threat that Russia’s military aggression may expand beyond Ukraine, and the recent conflicts in the Middle East), trade wars or tariffs, currency fluctuations, illiquidity and capital controls, and changes in legislation related to ownership limitations.

A decrease in the value of our assets under management, or an adverse change in their composition, particularly in market segments where our assets are concentrated, could have a material adverse effect on our investment advisory fees and revenues. For any period in which revenues decline, net income and operating margins will likely decline by a greater proportion because certain expenses will be fixed over that finite period and may not decrease in proportion to the decrease in revenues.

A majority of our revenues are based on contracts with collective investment funds that are subject to termination without cause and on short notice.

We provide investment advisory, distribution, and other administrative services to collective investment funds under various agreements. Investment advisory services are provided to each T. Rowe Price collective investment fund under individual investment management agreements, which can be terminated on short notice. In addition, the Board of each T. Rowe Price U.S. mutual fund must annually approve the terms of the investment management and service agreements. If a T. Rowe Price collective investment fund seeks to lower the fees that we receive or terminate its contract with us, we would experience a decline in fees earned from the collective investment funds, which could have a material adverse effect on our revenues and net income.

20

We operate in an intensely competitive industry. Competitive pressures may result in a loss of clients and their assets or compel us to reduce the fees we charge to clients, thereby reducing our revenues and net income.

We are subject to competition in all aspects of our business from other financial institutions. Some of these financial institutions have greater resources than we do and may offer a broader range of financial products across more markets. Some competitors operate in a different regulatory environment than we do which may give them certain competitive advantages in the investment products and portfolio structures that they offer. We compete with other providers of investment advisory services primarily based on the availability and objectives of the investment products offered, investment performance, fees and related expenses, and the scope and quality of investment advice and other client services. Some institutions have proprietary products and distribution channels that make it more difficult for us to compete with them. Substantially all of our investment products are available without sales or redemption fees, which means that investors may be more willing to transfer assets to competing products. If our clients reduce their investments with us, and we are not able to attract new clients, our AUM, revenue and earnings could decline.

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

Furthermore, many aspects of the asset management industry are seeing increased regulatory activity and scrutiny, in particular related to environmental, social, and governance ("ESG") practices and related matters, transparency and unbundling of fees, inducements, conflicts of interest, risk management, cybersecurity, technology, privacy and data protection, diversity, equity and inclusion, and compensation. We may respond to these regulatory matters or may be impacted by these actions in a manner different from our competitors, which may impact our AUM or result in the loss of clients and their assets.

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

New investment strategies, investment vehicles, distribution channels, advancement in technology and digital wealth and distribution tools, or other evolutions of or additions to our business may increase the risk that our existing systems may not be adequate to control the risks introduced by such changes. Business changes may require us to update our processes or technology and may increase risk to meeting our business objectives. In addition, our existing information systems and technology platforms might not be able to accommodate our
20

business operations, and the cost of maintaining or upgrading such systems might increase from its current level. If any of these scenarios were to arise, it could disrupt our operations, increase our expenses or result in financial exposure, regulatory inquiry, litigation or reputational damage.

Our business model is dependent on our personnel, who as part of their roles support disclosure and internal controls, compliance, supervision, technology and training to provide comfort that our activities do not violate applicable guidelines, rules and regulations or adversely affect our clients, counterparties or us. We also rely on the personnel of others involved in our business, such as third-party service providers, intermediaries or other vendors. Our personnel and the personnel of others involved in our business may make errors or engage in fraudulent or malicious activities, that are not always immediately detected or that cannot be easily remediated, which may disrupt our operations, cause losses, lead to regulatory fines or sanctions, litigation, or otherwise damage our reputation.

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

We have spent many years developing our reputation for integrity, strong investment performance, and superior client service. Our brand is a valuable intangible asset, but it is vulnerable to a variety of threats that can be difficult or impossible to control, and costly or even impossible to remediate, if damaged. Regulatory inquiries and rumors can tarnish or substantially damage our reputation, even if those inquiries are satisfactorily addressed. Actual or perceived failure to adequately address the ESG expectations, or failure to manage conflicts of interests of our various stakeholders could lead to a tarnished reputation and loss of client assets or harm our access to capital. Furthermore, ESG issues have been the subject of increased focus by regulators and stakeholders. Any inability to meet applicable requirements or expectations may adversely impact our reputation. Additionally, various stakeholders have divergent views on ESG matters, including in the countries in which we operate and invest, as well as states and localities where we serve public sector clients. These differences increase the risk that any action or lack thereof by us concerning ESG will be perceived negatively by some stakeholders and could adversely impact our reputation and business. Our global presence and investments on behalf of our clients around the world could also lead to heightened scrutiny and criticism in an increasingly fragmented geopolitical landscape.

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

Many of the agreements under which we manage assets or provide products or services specify investment guidelines or requirements, such as adherence to investment restrictions or limits, that we are required to observe in the provision of our services. Laws and regulations impose similar requirements for certain investment products. While we maintain various compliance procedures and other controls to seek to prevent, detect and correct such errors, any failure to comply with these guidelines or requirements could result in damage to our reputation or in our clients seeking to recover losses, withdrawing their assets or terminating their contracts. Regulators likewise may commence enforcement actions for violations of such requirements, which could lead to fines and penalties against us. Any such events could cause our revenues and profitability to decline, and significant errors for which we are
20

responsible could have a material adverse impact on our reputation, results of operations, financial condition or liquidity.

Our expenses are subject to significant fluctuations that could materially decrease net income.

Our operating results are dependent on the level of our expenses, which can vary significantly for many reasons, including:

•expenses incurred in connection with our multi-year strategic plan to strengthen our long-term competitive position;
•variations in the level of total compensation expense due to changes in, among other things, bonuses, stock-based awards, employee benefit costs due to regulatory or plan design changes, labor market conditions, our employee count and mix, competitive factors, market performance, and inflation;
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
•changes in the costs incurred for third-party service providers that perform certain administrative and operating services, including as a result of changes in market conditions, labor costs and inflation;
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
•future changes to legal and regulatory requirements and potential litigation; and
•disruptions of infrastructure and third-party services such as communications, power, cloud services, transfer agent, investment management, trading, and accounting systems.

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

Changes in tax laws or exposure to additional tax liabilities may impact our financial position or the marketability of the products and services we offer our clients.

We are subject to income taxes as well as non-income-based taxes and complex tax regimes in both the United States and various foreign jurisdictions in which we operate. We cannot predict future changes in the tax regulations to which we are subject, and any such changes could have a material impact on our tax liability or result in increased costs of our tax compliance efforts.
Additionally, changes in the status of tax deferred investment options, including retirement plans, tax-free municipal bonds, the capital gains and corporate dividend tax rates, and other individual and corporate tax rates could cause
20

investors to view certain investment products less favorably and reduce investor demand for products and services we offer, which could have an adverse effect on our assets under management and revenues.
Examinations and audits by tax authorities could result in additional tax payments for prior periods, which could impact our financial results.

Based on the global nature of our business, from time to time we are subject to tax audits in various jurisdictions. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. Tax authorities may disagree with certain positions we have taken and assess additional taxes (and, in certain cases, interest, fines, or penalties). We have a process to evaluate whether to record tax liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional income taxes will be due, and adjust these liabilities in light of changing facts and circumstances. Due to the complexity of some of these uncertainties, however, the ultimate resolution may result in a payment that is materially different from our estimates and impact our financial results.

We have contracted with third-party financial intermediaries that distribute our investment products and such relationships may not be available or profitable to us in the future.

Third-party financial intermediaries we contract with generally offer their clients various investment products in addition to, and in competition with, our investment products, and have no contractual obligation to encourage investment in our products. It would be difficult for us to acquire or retain the management of those assets without the assistance of the intermediaries, and we cannot assure that we will be able to maintain an adequate number of investment product offerings and successful distribution relationships.

In addition, some investors rely on third-party financial planners, registered investment advisers, and other consultants or financial professionals to advise them on the choice of an investment adviser and investment products. These professionals and consultants may favor a competing investment product for reasons we cannot control. We cannot assure that our investment products will be among their recommended choices in the future. Further, their recommendations can change over time and we could lose their recommendation and their clients' assets under our management. Increasing competition for these distribution and sales channels as well as regulatory changes and initiatives may cause our distribution costs to rise, could cause further cost increases in the future, or could otherwise negatively impact the distribution of our products. Mergers, acquisitions, and other ownership or management changes could also adversely impact our relationships with these third-party intermediaries. As a result of these changes, more of our revenues may be concentrated with fewer intermediaries, which may impact our dependence on these intermediaries. A failure to maintain our third-party distribution and sales channels, or a failure to maintain strong business relationships with our distributors and other intermediaries, may impair our distribution and sales operations. Any inability to access and successfully sell our products to clients through such third-party channels could have a negative effect on our level of AUM and adversely impact our business. Moreover, we can provide no assurance that we will continue to have access to the third-party financial intermediaries that currently distribute our products on favorable terms or at all, or that we will continue to have the opportunity to offer all or some of our existing products through them. The presence of any of the adverse conditions discussed above would reduce revenues and net income, possibly by material amounts.

Natural disasters and other unpredictable events could adversely affect our operations and financial results.

The occurrence of extreme events, such as armed conflicts, terrorist attacks, epidemic, pandemic or disease outbreaks (such as the Covid-19 pandemic), infrastructure failures, natural disasters or extreme weather events (which may increase in intensity or frequency as a result of climate change), and other events outside of our control could adversely affect our revenues, expenses, and net income by:

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
20

•affecting the availability of infrastructure upon which our operations depend, such as road networks and electrical power grids;
•triggering technology delays or failures; and
•requiring substantial capital expenditures and operating expenses to remediate damage, replace our facilities, and restore our operations.

A significant portion of our business operations are concentrated in the Baltimore, Maryland region; Colorado Springs, Colorado; Forth Worth, Texas; New York City, New York; and in London, England. In addition, we maintain offices with associates in many other global locations, including Sydney, Australia; Hong Kong; Singapore; Tokyo, Japan; and Luxembourg, some of which are in areas that are particularly vulnerable to extreme events. We have developed various backup systems and contingency plans, but we cannot be assured that those preparations will be adequate in all circumstances that could arise, or that material interruptions and disruptions will not occur. We also rely to varying degrees on outside service providers for service delivery in addition to technology and disaster contingency support, and we cannot be assured that these service providers will be able to perform in an adequate and timely manner. If we lose the availability of any associates, or, if we are unable to respond adequately to such an event in a timely manner, we may be unable to service our clients or timely resume our business operations, which could lead to financial losses, a tarnished reputation and loss of clients that could result in a decrease in assets under management, lower revenues, and materially reduced net income, particularly if our responses to such events are less adequate than those of our competitors.

Our business, financial condition, and results of operation may be adversely affected by the coronavirus or other global pandemics.

Pandemics, epidemics or disease outbreaks, as well as measures enacted to prevent their spread, may create significant volatility, uncertainty and disruption to the global economy and may impact our business, financial condition and results of operations. For example, the coronavirus pandemic has adversely affected global financial markets and impacted global supply chains. Concerns and uncertainty regarding pandemics, epidemics or disease outbreaks could lead to increased volatility in global capital and credit markets, adversely affect our operations, key executives and other personnel, clients, investors, service providers and other vendors, suppliers, and other third parties, and negatively impact our assets under management, revenues, income, business and operations. Since our revenue is based on the market value and composition of the assets under our management, the impact of such events on global financial markets and our clients’ investment decisions could adversely affect our revenue and operating results.

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

Separately from the investments we manage for our clients, we currently have a substantial investment portfolio in a variety of asset classes including equities, fixed income products, multi-asset products, financial instruments, real estate and alternative investments. Investments in these products are generally made to establish a track record, meet purchase size requirements for trading blocks or demonstrate economic alignment with other investors in our funds. All of these investments are subject to investment market risk, and our non-operating investment income could be adversely affected by the realization of losses upon the disposition of our investments or the recognition of significant impairments or unrealized losses on these investments. In addition, related investment income has fluctuated significantly over the years depending upon the performance of our corporate investments, including the impact of market conditions and interest rates, and the size of our corporate money market and longer-term collective investment fund holdings. Fluctuations in other investment income are expected to occur in the future. Redemptions and other withdrawals from, or shifting among, client portfolios also reduce our investment income. These changes could be caused by investors reducing their investments in client portfolios in general or in the market segments in which we focus; investors taking profits from their investments; and portfolio risk
20

characteristics, which could cause investors to move assets to other investment managers. Poor performance relative to other competing products tends to result in decreased sales and increased redemptions with corresponding decreases in our revenues, which may have a material adverse effect on us.

The soundness of other financial services institutions could adversely affect us or the client portfolios we manage.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We, and the client portfolios that we manage, have exposure to many different counterparties, and routinely execute transactions with counterparties in the financial services industry. Many of these transactions expose us or such client portfolios to credit risk in the event of default of its counterparty. While we regularly conduct assessments of counterparty risks, the risk of non-performance by such parties is subject to sudden swings in the financial and credit markets. Such non-performance could produce a financial loss for us or the portfolios we manage.

We may review and pursue strategic transactions in order to maintain or enhance our competitive position and these could pose risks.

From time to time, we consider strategic opportunities, including potential acquisitions, dispositions, consolidations, organizational restructurings, joint ventures or similar transactions, any of which may impact our business. We cannot be certain that we will be able to identify, consummate and successfully complete such transactions, and no assurance can be given with respect to the timing, likelihood or business effect of any possible transaction. These initiatives typically involve a number of risks and present financial, managerial and operational challenges to our ongoing business operations. In addition, acquisitions and related transactions involve risks, including unanticipated problems regarding integration of investor account and investment security recordkeeping, additional or new regulatory requirements, operating facilities and technologies, and new employees; adverse effects on our earnings in the event acquired intangible assets or goodwill become impaired; distracting management and other key personnel from our existing businesses; and the existence of liabilities or contingencies not disclosed to or otherwise known by us prior to closing a transaction.

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

Our business and those of our clients could be impacted by climate change-related risks. Climate change may present risk to our business through changes in the physical climate or from the process of transitioning to a lower-carbon economy. Climate-related physical risks arise from the direct impacts of a changing climate in the short- and long-term. Such risks may include an increase in the intensity and frequency of extreme weather events, changes in temperature and rising sea level, which may damage infrastructure and facilities, increase our energy costs, negatively impact our workforce, as well as disrupt connectivity or supply chains. Climate-related transition risks arise from exposure to the transition to a lower-carbon economy through policy, regulatory, technology and market changes. For instance, new regulations or guidance relating to climate change, as well as the perspectives of stakeholders regarding climate change, may impact our business and reputation, which could increase costs on our business. Climate-related physical and transition risks could impact us both directly and indirectly through adverse impacts to our clients and the global economy in general, including as a result of interruptions to infrastructure and our operations, declines in asset values and stranded assets, changes in client preferences, increased regulatory and compliance costs and significant business disruptions. Any of these risks may have a material adverse effect on our AUM, revenue and earnings.
20

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

Our financial condition and liquidity would be adversely affected by losses on our seed capital and co-investments.

We have capital held in investment products we manage in a variety of asset classes, including equities, fixed income products, multi-asset products, financial instruments, real estate and alternative investments. Investments in these products are generally made to establish a track record, meet purchase size requirements for trading blocks or demonstrate economic alignment with other investors in our funds. Adverse market conditions may result in the need to write down the value of these seed capital and co-investments, which may adversely affect our results of operations or liquidity.

HUMAN CAPITAL RISKS.

Our success depends on our key personnel and our investment performance and financial results could be negatively affected by the loss of their services.

Our success depends on our highly skilled personnel, including our portfolio managers, investment analysts, sales and client relationship personnel, technology and operations professionals, and corporate officers, many of whom have specialized expertise and extensive experience in our industry. Professionals with financial services experience across functional areas are in demand, and we face significant competition for highly qualified employees. Generally, our associates can terminate their employment with us at any time, with most required to provide little to no notice. Recently we have adopted more significant notification requirements for certain key positions. As a result of these new requirements, some employees or candidates may be less willing to continue their employment with us or join our firm. We cannot assure that we will be able to attract or retain key personnel.

Due to the global nature of our investment advisory business, our key personnel may have reasons to travel to regions susceptible to higher risk of civil unrest, organized crime or terrorism, and we may be unable to ensure the safety of personnel traveling to these regions. We have near- and long-term succession planning processes, including programs to develop our future leaders, which are intended to address future talent needs and minimize the impact of losing key talent. However, in order to retain or replace our key personnel, we may be required to increase compensation, which would decrease net income. The loss of key personnel could also damage our reputation and make it more difficult to attract and retain employees and investors, and in turn cause our assets under management to decrease, which could have a material adverse effect on our revenues and net income.

LEGAL AND REGULATORY RISKS.
Compliance within a complex regulatory environment imposes significant financial and strategic costs on our business, and non-compliance could result in fines and penalties.

There is uncertainty associated with the regulatory and compliance environments in which we operate. Our business is subject to extensive and complex, overlapping and/or conflicting, and frequently changing rules, regulations, policies and legal interpretations, around the world. Additionally, over the past several years the pace
20

and scope of new rules, regulations, policies and legal interpretations has increased both in the U.S. and globally, which requires additional resources and expense in order for us to digest and institute process to comply. If we are unable to maintain compliance with applicable laws and regulations, we could be subject to criminal and civil liability, the suspension of our employees, fines, penalties, sanctions, injunctive relief, exclusion from certain markets, or temporary or permanent loss of licenses or registrations necessary to conduct our business. A regulatory proceeding, even if it does not result in a finding of wrongdoing or sanctions, could consume substantial amount of time, management attention and expense. Any regulatory investigation and any failure to maintain compliance with applicable laws and regulations could severely damage our reputation, adversely affect our ability to conduct business and decrease revenue and net income, and potentially result in complex and costly litigation.

Legal and regulatory developments in the mutual fund, retirement and investment advisory industry could increase our regulatory burden, impose significant financial and strategic costs on our business, and cause a loss of, or impact the servicing of, our clients and fund shareholders.

Our regulatory environment is frequently altered by new laws and regulations and by revisions to, and evolving interpretations of, existing regulations. New laws and regulations present areas of uncertainty susceptible to alternative interpretations; regulators and prospective litigants may not agree with reasoned interpretations we adopt. Future changes could require us to modify or curtail our investment offerings and business operations which may impact our expenses and profitability. Additionally, some laws and regulations may not directly apply to our business but may impact the capital markets, service providers or have other indirect effects on our ability to provide services to our clients.

Potential impacts of current or proposed legal or regulatory requirements include, without limitation, the following:

•There has been increasing focus on the framework of the U.S. retirement system at the federal and state levels. We could experience adverse business impacts if legislative and regulatory changes limit retirement plans to certain products and services, or favor certain investment vehicles, that we do not offer, materially limit retirement savings opportunities or foster substantial outflows from retirement savings plans for non-retirement purposes.

•There has been substantial regulatory and legislative activity at federal and state levels regarding standards of care for financial services firms, related to both retirement and taxable accounts. Actions taken by applicable regulatory or legislative bodies may impact our business activities and increase our costs. In October 2023, the U.S. Department of Labor proposed a new rule updating the definition of an investment advice fiduciary under ERISA (“Retirement Security Rule”), which would apply to retirement plans and accounts that comprise a majority of our accounts. We are monitoring the rulemaking process and the potential impact the Retirement Security Rule may have on our business.

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

•We remain subject to various state, federal and international laws and regulations (and associated judicial decisions) related to privacy, data collection and use, including the EU’s GDPR and the CCPA; cybersecurity; current and emerging technology, including generative AI technology; storage, localization, retention and destruction of data; disclosure, transfer, availability, security and integrity of data; notification of regulators and/or impacted parties regarding adverse data-related events, including the SEC’s cybersecurity disclosure rules; and other similar matters that can concern the data of our clients and employees. Requirements in these areas continue to expand and evolve throughout the globe, most commonly in ways that increase the complexity and costs of compliance. For example, in addition to the EU's GDPR data protection rules, we also are or may become subject to or affected by additional country, federal and state laws, regulations and guidance impacting consumer privacy, such as the California Consumer Privacy Act. Future changes to laws
20

and regulations in these areas could impose significant limitations on our operations, require changes to our business, or restrict our collection, use or storage of data or related technologies, which may increase our compliance expenses and make our business more costly or less efficient to conduct.

•Regulators have imposed certain clearing, margin, trade reporting, electronic trading and recordkeeping requirements on market participants aimed at market stabilization and risk reduction, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act in the U.S. and the European Market Infrastructure Regulation in the EU. These requirements have introduced operational complexity and additional costs to derivatives portfolios.

•The revised Markets in Financial Instruments Directive ("MiFID II Directive") and Regulation ("MiFIR") (together “MiFID II”) applies across the EU and member states of the European Economic Area beginning on January 3, 2018. Implementation of MiFID II has significantly impacted both the structure and operation of EU financial markets. Some of the main changes introduced under MiFID II include applying enhanced disclosure requirements, enhancing conduct of business and governance requirements, broadening the scope of pre and post trade transparency, increasing transaction reporting requirements, transforming the relationship between client commissions and research, and further regulation of trading venues. Compliance with MiFID II has increased operational complexity and increased our costs. For example, we began to pay for third-party investment research used by our UK-based investment manager, T. Rowe Price International Ltd, in 2018, and we pay for all the research needs of our investment professionals globally.
•New laws or regulations involving ESG integration and disclosure may materially impact the asset management industry. For example, the EU’s Sustainable Finance Disclosure Regulation imposes mandatory ESG disclosure obligations on asset managers and other financial markets participants, requiring all covered firms to disclose how financial products integrate sustainability risks in the investment process, including whether they consider adverse sustainability impacts, and sustainability-related information for products promoting sustainable objectives. The availability of such disclosures may impact the investment decisions of European investors. Furthermore, federal regulators, as well as state legislatures and regulators in the U.S. have proposed or adopted laws and regulations to pursue similar initiatives, such as the SEC’s proposed climate disclosure rules. Conversely, some U.S. states have adopted or proposed legislation or otherwise have taken official positions restricting or prohibiting state government entities from doing certain business with entities they believe are discriminating against particular industries or considering ESG factors in their investment processes and proxy voting. As jurisdictions globally continue to develop legal frameworks on ESG and sustainability regulations, our industry and business may face increasingly fragmented regulatory frameworks, which may result in complex and potentially conflicting compliance obligations and legal and regulatory uncertainty.

We cannot predict the nature of future changes to the legal and regulatory requirements applicable to our business, nor the extent of the impacts that will result from current or future proposals. However, any such changes are likely to increase the costs of compliance and the complexity of our operations, as well as result in changes to our product or service offerings. The changing regulatory landscape may also impact a number of service providers that provide services to us and, to the extent such service providers alter their operations or increase their fees, it may impact our expenses or those of the products we offer.

We may become involved in legal and regulatory proceedings that may not be covered by insurance.

We are subject to regulatory and governmental inquiries and civil litigation. An adverse outcome of any such proceeding could involve substantial financial penalties and costs. From time to time, various claims against us arise in the ordinary course of business, including employment-related claims. There also has been an increase in litigation and in regulatory investigations in the financial services industry in recent years, including client claims, class action suits, and government actions claiming substantial monetary damages and penalties.

We carry insurance in amounts and under terms that we believe are appropriate, however, we cannot be assured that our insurance will cover every liability and loss to which we may be exposed, or that our insurance policies will continue to be available at acceptable terms and fees. Certain insurance coverage may not be available or may be prohibitively expensive in future periods. As our insurance policies come up for renewal, we may need to assume higher deductibles or co-insurance liabilities, or pay higher premiums, which would increase our expenses and reduce our net income.

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

TECHNOLOGY RISKS.

We require significant quantities and types of technology to operate our business and would be adversely affected if we or our third party providers fail to maintain adequate technology to conduct or expand our operations or if our technology became inoperative or obsolete.

We depend on significant quantities of technology and, in many cases, highly specialized, proprietary or third-party licensed technology to support our business functions, including among others:

•securities analysis,
•securities trading,
•portfolio management,
•client service,
•accounting and internal financial reporting processes and controls,
•data security and integrity, and
•regulatory compliance and reporting.

All of our technology systems, including those provided or operated by third-party service providers, are vulnerable to disability or failures due to cyberattacks, natural disasters or extreme weather events (which may increase in frequency or intensity as a result of climate change), power failures, acts of war or terrorism, sabotage, coding errors, and other causes. A suspension or termination of vendor-provided software licenses or related support, upgrades, and maintenance could cause system delays or interruption. Although we believe we have robust business and disaster recovery plans, if our technology systems, including those provided or operated by third-party service providers, were to fail and we were unable to recover in a timely way, we would be unable to fulfill critical business functions, which could lead to a loss of clients and could harm our reputation. A technological breakdown or disruption in services could also interfere with our ability to comply with financial reporting and controls and other regulatory requirements, exposing us to regulatory action and liability to our clients.

In addition, our continued success depends on our ability to effectively integrate operations across many systems and/or countries, and to adopt new or adapt existing technologies to meet client, industry, and regulatory demands, including, for example, generative AI technology. We might be required to make significant capital expenditures to maintain a competitive technology stack. If we are unable to upgrade our technology stack in a timely fashion, we may lose clients and fail to maintain regulatory compliance, which could affect our results of operations and severely damage our reputation.

A cyberattack or a failure to implement effective information and cybersecurity policies, procedures and capabilities could disrupt operations and cause financial losses.

We are dependent on the effectiveness of the information and cybersecurity policies, procedures and capabilities we maintain to protect our systems and data. An externally caused data security incident, such as a cyberattack, a phishing scam, virus, ransomware attack, denial-of-service attack, or an attack launched from within our systems could compromise the integrity of confidential client or competitive information and materially interrupt our business operations. In addition, our third-party service providers and other intermediaries, with which we conduct business, could also be subject to cyberattacks or other data security events, and we cannot ensure that such third parties have all appropriate controls in place to protect the integrity and confidentiality of our data that is in their custody or to allow them to continue their business operations, including their services to us, in a timely manner.

There have been increasing numbers of publicized cybersecurity incidents in recent years impacting financial services firms as well as firms in other industries. Our use of third-party service providers and cloud technologies
20

could heighten this risk. Should the technology operations on which we rely be compromised, we may have to make significant investments to upgrade, repair or replace our technology infrastructure or third-party service providers and may not be able to make such investments on a timely basis. Although we maintain insurance coverage, under terms that we believe are reasonable, prudent and adequate for the purpose of our business, it may be insufficient to protect us against all losses and costs stemming from breaches of security, cyberattacks and other types of unlawful activity, or any resulting disruptions from such events.

We could be subject to losses if we fail to properly safeguard and maintain confidential data.

As part of our normal operations, we maintain and transmit confidential data about our clients, associates and other parties, as well as proprietary data relating to our business operations. Our business operations rely on such data being available as and when needed and not being subjected to loss or unauthorized access or alteration. We maintain a system of internal controls designed to provide reasonable assurance that both inadvertent errors and fraudulent activity, including misappropriation of assets, fraudulent financial reporting, and unauthorized access to sensitive or confidential data, is either prevented or detected in a timely manner. We also leverage cloud-based solutions for the transmission and storage of data. Our systems, or those of the third-party service providers we use to maintain or transmit such data, could be accessed by unauthorized users or corrupted by computer viruses or other malicious software code. Additionally, authorized persons could inadvertently or intentionally release or alter confidential or proprietary data. Any of these types of events could, among other things:

•seriously damage our reputation,
•result in a loss of confidence in our business and products,
•allow competitors access to our proprietary business data,
•materially impair our business operations,
•subject us to liability for a failure to safeguard data of clients, associates, and other parties,
•result in the termination of contracts by our existing clients,
•subject us to disclosure obligations, regulatory investigations, actions or fines, and potential litigation involving regulators, stockholders, or other members of the public, and
•require significant capital and operating expenditures to investigate and remediate the breach, and organizational costs to mitigate against future incidents.

Furthermore, if any person, including any of our associates, negligently disregards or intentionally overrides or circumvents our established controls with respect to confidential data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions.

As noted above, we are subject to numerous laws and regulations governing privacy and the protection of personal or other data in the U.S., EU and other jurisdictions we operate in. Any failure to properly safeguard and maintain confidential data creates risk that we could be found to be in violation of laws and regulations and subject us to disclosure obligations, regulatory investigations, actions or fines, and litigation.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Technology is a key component of our business operations, and cybersecurity is a significant consideration for the firm. T. Rowe Price has a holistic firm-wide approach to risk management including material risks from cybersecurity threats. The firm’s overall risk management activities are designed to identify, assess, report, and manage risks that could affect the firm in achieving its objectives and goals. This risk management framework operates across our business lines and integrates business operational resiliency and technology related risks such as cybersecurity threats. As part of the firm’s risk identification and assessment framework, key risks from cybersecurity threats specific to our environment are identified and assessed for adequacy of controls. Management identifies risk inherent to cybersecurity threats, estimates the significance of the risks, assesses the likelihood of their occurrence, establishes acceptable risk tolerance levels, and implements appropriate measures to monitor those risks. Action plans may be developed for identified control issues and management is responsible for addressing these issues.
20

Although management is responsible for the firm’s day to day cybersecurity operations, the Board of Directors oversees the firm’s cybersecurity program. The Board does not delegate this responsibility to a committee, nor does the Board identify a cybersecurity expert to consider the firm’s activities and make recommendations or provide advice to the Board. Instead, many of our directors have significant technology experience gained through their prior work experience and through their positions on other boards of directors, all of which provides the Board with insight and practical guidance in overseeing the firm’s technology and operations as well as our continuing investment in and development of our cybersecurity program.

Our Chief Executive Officer and President (CEO) has ultimate responsibility for developing strategy and overseeing execution to meet the firm’s objectives. The CEO has delegated to our Chief Operating Officer (COO) oversight of this operational execution. The COO has several leaders within the COO organization who develop and oversee the firm’s risk management, technology, and information security practices. These executive leaders play a critical role in cybersecurity risk management and strategy, as further described below.

The firm’s Chief Risk Officer (CRO) leads the Enterprise Risk program, providing the framework and tools used by all business teams across the firm, including technology, to identify, assess, and manage risks from cybersecurity threats in coordination with the firm's Chief Information Security Officer (CISO). The Enterprise Risk team provides guidance and support in identifying, assessing, and monitoring all aspects of risks from cybersecurity threats. The Enterprise Risk function conducts risk assessments for technology and cybersecurity, and coordinates with Internal Audit and Firm-wide Compliance to provide risk assurance activities.

Enterprise Risk is primarily responsible for reporting risks from cybersecurity threats to executive leadership and our Enterprise Risk Management Committee (ERMC). The ERMC supports the efforts of the CRO in providing corporate-wide oversight of our firm’s risk management efforts and provides a path for risk escalation. This committee monitors risk management activities, including cybersecurity matters, and reports periodically and more frequently as necessary, to our Board of Directors and Audit Committee. Cybersecurity risk management practices operate enterprise-wide, across T. Rowe Price legal entities, including Oak Hill Advisors (OHA). In addition, OHA has established an independent risk committee, which includes responsibilities for prompt escalation of key risks and incidents such as Cybersecurity to the T. Rowe Price CRO.

T. Rowe Price maintains documented Enterprise Incident Management and Reporting Policies and Procedures, outlining responsibilities and requirements for escalation of various types of incidents, including cybersecurity threats and incidents. Our process is designed to investigate incidents efficiently, identify root cause, communicate with the affected parties as appropriate, spot trends, and recommend improvements to mitigate risk. These procedures incorporate incident materiality determination within senior executive levels and operate firm-wide.

Global Technology and Business Unit management are also responsible for implementing internal controls to manage risks from cybersecurity threats to an appropriate level and in line with the firm’s risk appetite. Cybersecurity risks are managed across all lines of business, requiring support and participation across all levels in the organization. Within Global Technology, Enterprise Security is responsible for maintaining security policies, standards, and guidelines and routinely works with our Enterprise Risk, Compliance, Internal Audit, and other key technology and corporate stakeholders to establish security controls, enforce them, and monitor their adherence on an ongoing basis. Enterprise Security also conducts regular phishing tests and manages annual employee training focused on raising awareness, highlighting the important role our employees play in protecting the firm from cybersecurity threats. Business Continuity and Disaster Recovery programs execute regular testing across business and technology teams to demonstrate resilience. The CISO regularly reviews the cybersecurity program and strategy with various risk committees, including the ERMC, Management Committee, and the Audit Committee. This ensures risks from cybersecurity threats are properly managed and our enterprise-wide cybersecurity program is aligned with the business needs and defined risk tolerances or risk appetite.

The cybersecurity program includes regular assessment on the effectiveness of the firm's risk mitigation strategies. Assessments include third-party validation to help ensure our internal controls and safeguards adhere to security and compliance standards. We annually undergo external examinations, such as Sarbanes-Oxley relating to financial reporting and SOC 1 and/or SOC 2 for key operational Business Units. In addition, we periodically engage with third-party partners to perform an independent evaluation of our cybersecurity program as well as external network penetration testing. This complements our internal assessments, such as application security testing, vulnerability management, and penetration testing. The firm participates in various industry threat intelligence information sharing forums to stay current on evolving cyber risks and threats. The results of these assessments are discussed with and reviewed by the Audit Committee, and shared with the Board, annually.

20

Within the firm's global Procurement department, governance processes are established, including a formal Supplier Risk Management program overseeing third-party relationships based on documented risk thresholds. The Supplier Risk Management program performs regular assessments, including information security reviews. Ongoing monitoring is performed through our centralized risk function as well as by business line supplier managers to raise new threats or weaknesses associated with a third-party service. In accordance with our Enterprise Incident Management Policy, any third-party cybersecurity incident is reported and evaluated for further review and impact analysis.

We have previously been the target of cybersecurity attacks and expect such attempts to continue, potentially with more frequency or sophistication. Although no cybersecurity incident during the year ended December 31, 2023 resulted in an interruption of our operations, known losses of critical data or otherwise had a material impact on the firm’s strategy, financial condition or results of operations, the scope and impact of any future incident cannot be predicted. See “Item 1A. Risk Factors–Technology Risks” for more information on how a material cybersecurity incident may impact us.

Item 2.Properties.

Our corporate headquarters occupies 446,000 square feet of space under lease at 100 East Pratt Street in Baltimore, Maryland. In December 2020, we announced that we are moving our headquarters in 2024 to a complex to be built with approximately 550,000 square feet of space under lease in Baltimore, Maryland. We will also vacate the space at 100 East Pratt Street once the new headquarters is fully completed.

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

We lease certain offices in the U.S., including offices in New York City, our business operations recovery site in Maryland, and offices in Fort Worth, San Francisco, Washington D.C. and Philadelphia. We lease all our offices outside the U.S., with London and Hong Kong being our largest.

Information concerning our anticipated capital expenditures in 2024 is set forth in the capital resources and liquidity and material cash commitments discussions in Item 7 of this Form 10-K and our future minimum rental payments under noncancellable operating leases at December 31, 2023 is set forth in the Leases footnote to our audited consolidated financial statements in Item 8 of this Form 10-K.

Item 3.Legal Proceedings.

For information about our legal proceedings, please see our Commitments and Contingencies footnote to our audited consolidated financial statements in Item 8. of this Form 10-K.

Item 4.Mine Safety Disclosures.

Not applicable.

Information about our Executive Officers.

The following information includes the names, ages, and positions of our executive officers as of February 16, 2024. There are no arrangements or understandings pursuant to which any person serves as an officer. The first twelve individuals are members of our management committee.

Robert W. Sharps (52), Chief Executive Officer since 2022, a Director and President since 2021, Head of Investments from 2018 to 2021, Group Chief Investment Officer from 2017 to 2021, Co-Head of Global Equity from 2017 to 2018, Lead Portfolio Manager, Institutional U.S. Large-Cap Equity Growth Strategy from 2001 to 2016, and a Vice President from 2001 to 2021.

20

Jennifer B. Dardis (50), Chief Financial Officer and Treasurer since 2021, Head of Finance in 2021, Head of Corporate Strategy from 2016 to 2021, and a Vice President since 2010.

Glenn R. August (62), Chief Executive Officer of OHA, a Director and Vice President since 2021. He co-founded the predecessor investment firm to OHA in 1987 and took responsibility for the firm’s credit and distressed investment activities in 1990.

Arif Husain (51), Head of Global Fixed Income since 2024 and Chief Investment Officer since 2023, Head of International Fixed Income from 2022 to 2023, Portfolio Manager for the Dynamic Global Bond Fund from 2015 to 2023 and Global Government Bond High Quality Strategy from 2019 to 2023, and a Vice President since 2013.

Stephon A. Jackson (61), Head of T. Rowe Price Investment Management since 2020, Associate Head of U.S Equity from 2020 to 2021, and a Vice President since 2007.

Kimberly H. Johnson (51), Chief Operating Officer since 2022, and a Vice President since 2022. Prior to joining T. Rowe Price, she was Fannie Mae's Executive Vice President and Chief Operating Officer from 2018 to 2022, and its Chief Risk Officer, from 2015 to 2018.

Josh Nelson (46), Head of U.S. Equity since 2022, Associate Head of U.S. Equity in 2021, Director of Equity Research North America from 2019 to 2021, and a Vice President since 2007.

David Oestreicher (56), General Counsel since 2020, Corporate Secretary since 2012, and a Vice President since 2001. From 2009 through 2020, Mr. Oestreicher was the Chief Legal Counsel.

Sebastien Page (47), Head of Global Multi-Asset and a Vice President since 2015 and Chief Investment Officer since 2022.

Dorothy C. Sawyer (56), Head of Global Distribution since 2024, Head of U.S. Intermediaries and Retirement Plan Services from 2022 to 2023, Head of Individual Investors and Retirement Plan Services from 2019 to 2021, Head of Human Resources from 2018 to 2019, and a Vice President since 2012.

Justin Thomson (56), Head of International Equity since 2021, Chief Investment Officer since 2017, Co-Head of Global Equity in 2021, and a Vice President since 2001.

Eric L. Veiel (52), Head of Global Investments and Chief Investment Officer since 2024. Head of Global Equity and Chief Investment Officer From 2022 to 2023, Co-Head of Global Equity from 2018 to 2021, Head of U.S. Equity from 2016 to 2021, Director of Equity Research North America from 2014 to 2015, and a Vice President since 2006.

Jessica M. Hiebler (48), Principal Accounting Officer since 2010, Controller since 2020 and a Vice President since 2009.

20

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock ($0.20 par value per share) trades on the NASDAQ Global Select Market under the symbol TROW. Dividends per share during the past two years were:

	1st quarter	2nd quarter	3rd quarter	4th quarter
2023	$1.22	$1.22	$1.22	$1.22
2022	$1.20	$1.20	$1.20	$1.20

See Part III, Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for information relating to shares authorized for issuance under our equity compensation plans.

The following table presents repurchase activity during the fourth quarter of 2023.

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program(1)	Maximum number of shares that may yet be purchased under the program
October	120,282	$98.99	115,000	7,262,380
November	445,349	$96.09	438,863	6,823,517
December	483,686	$104.59	475,000	6,348,517
Total	1,049,317	$100.34	1,028,863
(1) In March 2020, the Board approved a share repurchase program of approximately 24.1 million shares. The share repurchase program does not have an expiration date.

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorizations, outstanding shares surrendered to the firm to pay the exercise price in connection with swap exercises of employee stock options and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the fourth quarter of 2023, 20,454 were related to shares surrendered in connection with employee stock option exercises and none were related to shares withheld to cover tax withholdings associated with the vesting of restricted stock awards.

The following table details the changes in and status of the Board of Directors’ outstanding publicly announced authorization.

Authorization dates	12/31/2022	Additional shares authorized	Total number of shares purchased	Maximum number of shares that may yet be purchased at 12/31/2023
March 2020	8,775,217	—	(2,426,700)	6,348,517

We have 940 stockholders of record and approximately 478,000 beneficial stockholder accounts held by brokers, banks, and other intermediaries holding our common stock. Common stock owned outright by our associates and directors, combined with outstanding vested stock options and unvested restricted stock awards, total nearly 7% of our outstanding stock and outstanding vested stock options at December 31, 2023.

Item 6.Reserved

20

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW.

Our 2023 revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in a broad range of investment solutions across equity, fixed income, multi-asset, and alternative capabilities. We also provide certain investment advisory clients with related administrative services, including distribution, mutual fund transfer agent, accounting, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; brokerage; trust services; and non-discretionary advisory services through model delivery.

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

The investment management industry has been evolving and industry participants are facing several challenging trends including passive investments taking market share from traditional active strategies; continued downward fee pressure; demand for new investment vehicles to meet client needs; and an ever-changing regulatory landscape. In this regard, we have ample liquidity and resources that allow us to take advantage of attractive growth opportunities. We are investing in key capabilities, including investment professionals, distribution professionals, technologies, and new product offerings in order to provide our clients with strong investment management expertise and service.

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

MARKET TRENDS.

Major U.S. stock indexes produced strong gains in 2023. Due in part to generally favorable corporate earnings, a resilient economy, and increased investor interest in artificial intelligence, equities were led by a relatively small group of high-growth, technology-oriented mega-cap companies. The market overcame bearish factors such as regional bank turmoil in the spring; uncertainty about Congress and President Biden agreeing to raise the debt ceiling; geopolitical tensions; and a sluggish Chinese economic recovery amid property sector distress.

Arguably the most significant factor affecting the U.S. economy and the financial markets throughout the year was rising interest rates in response to elevated inflation. The Federal Reserve raised short-term interest rates four times through the end of July, lifting the fed funds target rate to the 5.25% to 5.50% range. Long-term U.S. Treasury yields climbed for much of the year, peaking in October, before falling sharply in response to weaker-than-expected inflation and labor market data. Equities rallied through year-end, as Fed officials projected at their mid-December policy meeting that there could be three quarter-point rate cuts in 2024.

Developed non-U.S. equity markets produced strong gains in U.S. dollar terms; returns to U.S. investors were lifted by a weaker dollar versus major European currencies. In Europe, equity markets advanced broadly. UK shares gained about 14% but lagged various markets in the European Union. In developed Asia, equities in Japan led the region with a gain of about 21%, helped by the continuation of a highly stimulative monetary policy. Hong Kong stocks declined nearly 15%, hurt in part by Chinese economic and property market weakness.

Emerging equity markets produced solid gains but underperformed stocks in developed markets in U.S. dollar terms. Most markets in Latin America produced very strong returns. In the emerging Europe, Middle East, and Africa
20

(EMEA) region, market performance was largely positive. In emerging Asia, several markets rose sharply, but Chinese shares tumbled more than 11%.

Returns of several major equity market indexes for 2023 are as follows:

S&P 500 Index	26.3%
NASDAQ Composite Index(1)	43.4%
Russell 2000 Index	16.9%
MSCI EAFE (Europe, Australasia, and Far East) Index	18.9%
MSCI Emerging Markets Index	10.3%
(1) Returns exclude dividends

Global bond returns produced positive returns in U.S. dollar terms in 2023, thanks to a late-year drop in longer-term interest rates in many countries. In the U.S., Treasury bill yields rose as the Federal Reserve lifted the fed funds target rate to the 5.25% to 5.50% range by the end of July and kept the target range steady through the end of the year. Intermediate- and long-term U.S. Treasury yields climbed to multi-year highs by late October. The 10-year U.S. Treasury note yield reached the 5.00% level for the first time in about 16 years. Yields plunged in the last two months of the year, however, amid signs of disinflation, labor market softening, and expectations for Fed rate cuts in 2024. The 10-year U.S. Treasury note yield started and ended the year at 3.88%.

In the U.S. investment-grade bond universe, sector performance was broadly positive. Corporate bonds produced very strong gains. Mortgage-backed, commercial mortgage-backed, and asset-backed securities performed in line with the broad market index. U.S. Treasury securities trailed with milder gains. Tax-free municipal bonds outpaced the broad taxable bond market. High yield corporate bonds, which are less sensitive to interest rate movements and more sensitive to credit-related trends, strongly outperformed higher-quality bonds.

Bonds in developed non-U.S. markets produced positive returns in U.S. dollar terms, helped by a weaker dollar versus major European currencies. In Europe, long-term government bond yields climbed as major central banks raised short-term rates for most of the year. Long-term yields retreated with U.S. Treasury yields in the fourth quarter as inflation pressures eased and the major central banks kept short-term rates steady. In Japan, long-term Japanese government bond (JGB) yields were fairly steady in the first half of the year but climbed from July through late October. During that timeframe, the Bank of Japan (BoJ) increased the flexibility of its yield curve control policy, and the 10-year JGB yield approached 1.00%—its highest level in more than a decade. Yields retreated in November and December. Emerging markets bonds produced strong returns in dollar terms. Bonds denominated in local currencies fared better than dollar-denominated issues, as most emerging markets currencies strengthened versus the U.S. dollar.

Returns of several major bond market indexes for 2023 are as follows:

Bloomberg Barclays U.S. Aggregate Bond Index	5.5%
J.P. Morgan Global High Yield Index	13.3%
Bloomberg Barclays Municipal Bond Index	6.4%
Bloomberg Barclays Global Aggregate Ex-U.S. Dollar Bond Index	5.7%
J.P. Morgan Emerging Markets Bond Index Plus	10.3%
Bank of America US High Yield Index	13.5%
Credit Suisse Leveraged Loan Index	13.0%

ASSETS UNDER MANAGEMENT.

Assets under management ended 2023 at $1,444.5 billion, an increase of $169.8 billion from the end of 2022. This increase was primarily driven by net market appreciation and income, net of distributions not reinvested, of $251.6 billion, offset by net cash outflows of $81.8 billion.

20

The following table details changes in our assets under management by asset class during the last three years:

(in billions)	Equity	Fixed income, including money market	Multi-asset(1)	Alternatives(2)	Total
Assets under management at December 31, 2020	$895.8	$168.7	$406.0	$—	$1,470.5

Net cash flows(3)	(44.6)	1.2	14.9	—	(28.5)
Net market appreciation (depreciation) and income(4)	141.5	0.6	56.8	—	198.9
Acquired assets under management	—	5.2	—	41.7	46.9
Change during the period	96.9	7.0	71.7	41.7	217.3

Assets under management at December 31, 2021	992.7	175.7	477.7	41.7	1,687.8

Net cash flows(3)	(72.7)	4.1	4.9	2.0	(61.7)
Net market appreciation (depreciation) and income(4)	(255.8)	(12.8)	(82.5)	(0.3)	(351.4)
Change during the period	(328.5)	(8.7)	(77.6)	1.7	(413.1)

Assets under management at December 31, 2022	664.2	167.0	400.1	43.4	1,274.7

Net cash flows(3)	(85.4)	(6.8)	9.1	1.3	(81.8)
Net market appreciation (depreciation) and income(4)	164.8	9.8	73.8	3.2	251.6
Change during the period	79.4	3.0	82.9	4.5	169.8

Assets under management at December 31, 2023	$743.6	$170.0	$483.0	$47.9	$1,444.5
(1) The underlying AUM of the multi-asset portfolios have been aggregated and presented in this category and not reported in the equity and fixed income columns.
(2) The alternatives asset class includes strategies authorized to invest more than 50% of its holdings in private credit, leveraged loans, mezzanine, real assets/CRE, structured products, stressed/distressed, non-investment grade CLOs, special situations, business development companies, or that have absolute return as its investment objective. Generally, only those strategies with longer than daily liquidity are included. Unfunded capital commitments of $11.6 billion at December 31, 2023 and $10.6 billion at December 31, 2022 and are not reflected in AUM above.
(3)    Alternatives net cash flows include outflows of $2.6 billion in 2023 and $2.6 billion in 2022 that represent investment manager-driven distributions.
(4) Reflects net distributions not reinvested of $2.9 billion in 2023, $3.3 billion in 2022, and $6.5 billion in 2021.

Investment advisory clients outside the U.S. accounted for 8.6% of our assets under management at December 31, 2023 and 9.1% at December 31, 2022.

Assets under management in our target date retirement products, which are included in the multi-asset column shown above, were $408.4 billion at December 31, 2023, compared with $334.2 billion at December 31, 2022, and $391.1 billion at December 31, 2021. Net inflows into these products were $13.1 billion in 2023, $11.3 billion in 2022, and $11.3 billion in 2021.

Our net cash outflows in 2023 were driven primarily by our growth-oriented equity strategies sourced from Americas financial intermediaries and institutional clients. These outflows were partially offset by net cash inflows in our multi-asset strategies, predominately our target date retirement products, and alternative strategies. From a geography perspective, net outflows were predominantly from U.S. clients invested in equity strategies though all regions experienced net outflows. For 2022, net outflows were driven primarily by our growth-oriented equity strategies sourced from U.S. intermediaries. These outflows were partially offset by net cash inflows in our international fixed income, multi-asset, and alternative strategies. From a geographical perspective, the Americas and EMEA regions experienced net outflows predominantly in equity in both regions, while APAC had positive net flows. Net cash flows for 2021 reflect net outflows from domestic equity as well as domestic fixed income. These outflows also reflect the redemption of about $2.5 billion from fixed income to fund the cash portion of our OHA acquisition. These outflows were partially offset by cash inflows in our multi-asset franchise and international fixed income. From a geographical perspective, the Americas and EMEA regions experienced net outflows predominantly in equity in both regions, while APAC had net inflows.

We provide strategic investment advice solutions for certain portfolios. These advice solutions, which the vast majority is overseen by our multi-asset division, may include strategic asset allocation, and in certain portfolios, asset selection and/or tactical asset allocation overlays. We also offer advice solutions through retail separately
20

managed accounts and separately managed accounts model delivery. As of December 31, 2023, total assets in these solutions were $499 billion, of which $487 billion are included in our reported assets under management in the tables above.

We provide participant accounting and plan administration for defined contribution retirement plans that invest in the firm's U.S. mutual funds, collective investment trusts and funds managed outside of the firm's complex. As of December 31, 2023, our assets under administration were $245 billion, of which nearly $146 billion were assets we manage.

INVESTMENT PERFORMANCE(1).

Strong investment performance and brand awareness is a key driver to attracting and retaining assets—and to our long-term success. The following table presents investment performance for the one-, three-, five-, and 10-years ended December 31, 2023. Past performance is no guarantee of future results.

% of U.S. mutual funds that outperformed Morningstar median(2),(3)
	1 year	3 years	5 years	10 years
Equity	53%	50%	53%	71%
Fixed Income	63%	58%	50%	62%
Multi-Asset	76%	47%	67%	81%
All Funds	64%	52%	56%	71%

% of U.S. mutual funds that outperformed passive peer median(2),(4)
	1 year	3 years	5 years	10 years
Equity	58%	45%	51%	51%
Fixed Income	59%	53%	58%	57%
Multi-Asset	73%	45%	61%	54%
All Funds	64%	48%	56%	53%

% of composites that outperformed benchmarks(5)
	1 year	3 years	5 years	10 years
Equity	50%	30%	51%	62%
Fixed Income	55%	35%	48%	73%
All Composites	52%	32%	50%	66%

20

AUM Weighted Performance
% of U.S. mutual funds AUM that outperformed Morningstar median(2),(3)
	1 year	3 years	5 years	10 years
Equity	66%	46%	42%	83%
Fixed Income	68%	69%	66%	76%
Multi-Asset	94%	72%	91%	96%
All Funds	74%	55%	57%	86%

% of U.S. mutual funds AUM that outperformed passive peer median(2),(4)
	1 year	3 years	5 years	10 years
Equity	69%	34%	31%	51%
Fixed Income	60%	68%	68%	63%
Multi-Asset	94%	63%	95%	95%
All Funds	75%	45%	52%	64%

% of composites AUM that outperformed benchmarks(5)
	1 year	3 years	5 years	10 years
Equity	56%	33%	44%	51%
Fixed Income	56%	31%	44%	52%
All Composites	56%	33%	44%	51%

As of December 31, 2023, 46 of 86 (53.5%) of our rated U.S. mutual funds (across primary share classes) received an overall rating of 4 or 5 stars. By comparison, 32.5% of Morningstar's fund population is given a rate of 4 or 5 stars(6). In addition, 64.0%(6) of AUM in our rated U.S. mutual funds (across primary share classes) ended 2023 with an overall rating of 4 or 5 stars.

(1) The investment performance reflects that of T. Rowe Price sponsored mutual funds and composites AUM.
(2) Source: © 2024 Morningstar, Inc. All rights reserved. The information contained herein: 1) is proprietary to Morningstar and/or its content providers; 2) may not be copied or distributed; and 3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information.
(3) Source: Morningstar. Primary share class only. Excludes money market mutual funds, funds with an operating history of less than one year, T. Rowe Price passive funds, and T. Rowe Price funds that are clones of other funds. The top chart reflects the percentage of T. Rowe Price funds with 1 year, 3 year, 5 year, and 10 year track record that are outperforming the Morningstar category median. The bottom chart reflects the percentage of T. Rowe Price funds AUM that has outperformed for the time periods indicated. Total Fund AUM included for this analysis includes $323B for 1 year, $323B for 3 years, $323B for 5 years, and $320B for 10 years.
(4) Passive Peer Median was created by T. Rowe Price using data from Morningstar. Primary share class only. Excludes money market mutual funds, funds with an operating history of less than one year, funds with fewer than three peers, T. Rowe Price passive funds, and T. Rowe Price funds that are clones of other funds. This analysis compares T. Rowe Price active funds with the applicable universe of passive/index open-end funds and ETFs of peer firms. The top chart reflects the percentage of T. Rowe Price funds with 1 year, 3 year, 5 year, and 10 year track record that are outperforming the passive peer universe. The bottom chart reflects the percentage of T. Rowe Price funds AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $307B for 1 year, $272B for 3 years, $271B for 5 years, and $263B for 10 years.
(5)Composite net returns are calculated using the highest applicable separate account fee schedule. Excludes money market composites. All composites compared to official GIPS composite primary benchmark. The top chart reflects the percentage of T. Rowe Price composites with 1 year, 3 year, 5 year, and 10 year track record that are outperforming their benchmarks. The bottom chart reflects the percentage of T. Rowe Price composite AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $1,280B for 1 year, $1,264B for 3 years, $1,255B for 5 years, and $1,222B for 10 years.
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

RESULTS OF OPERATIONS.

The following table and discussion set forth information regarding our consolidated financial results for 2023, 2022 and 2021 on a U.S. GAAP basis and a non-GAAP basis. The non-GAAP basis adjusts for the impact of our consolidated sponsored investment products, the impact of market movements on the supplemental savings plan liability and related economic hedges, investment income related to certain other investments, acquisition-related amortization and costs, impairment charges, and certain nonrecurring charges and gains, if any.

We completed the acquisition of OHA on December 29, 2021. As a result, our results of operations for 2021 does not include any financial results of OHA.
20

				2023 compared with 2022		2022 compared with 2021
(in millions, except per-share data)	2023	2022	2021	$ Change	% Change (1)	$ Change	% Change (1)

U.S. GAAP basis
Investment advisory fees	$5,747.7	$5,969.1	$7,098.1	$(221.4)	(3.7)%	$(1,129.0)	(15.9)%
Capital allocation-based income(2)	$161.9	$(54.3)	$—	$216.2	n/m	$(54.3)	n/m
Net revenues	$6,460.5	$6,488.4	$7,671.9	$(27.9)	(0.4)%	$(1,183.5)	(15.4)%
Operating expenses	$4,474.3	$4,114.7	$3,961.9	$359.6	8.7%	$152.8	3.9%
Net operating income	$1,986.2	$2,373.7	$3,710.0	$(387.5)	(16.3)%	$(1,336.3)	(36.0)%
Non-operating income	$504.1	$(425.5)	$284.6	$929.6	n/m	$(710.1)	n/m
Net income attributable to T. Rowe Price Group	$1,788.7	$1,557.9	$3,082.9	$230.8	14.8%	$(1,525.0)	(49.5)%
Diluted earnings per common share	$7.76	$6.70	$13.12	$1.06	15.8%	$(6.42)	(48.9)%
Weighted average common shares outstanding assuming dilution	224.8	227.1	228.8	(2.3)	(1.0)%	(1.7)	(0.7)%

Adjusted basis(3)
Operating expenses	$4,260.7	$4,087.8	$3,840.3	$172.9	4.2%	$247.5	6.4%
Operating expenses, excluding accrued carried interest related compensation	$4,190.7	$4,070.2	$3,840.3	$120.5	3.0%	$229.9	6.0%
Net operating income	$2,263.2	$2,500.5	$3,837.1	$(237.3)	(9.5)%	$(1,336.6)	(34.8)%
Non-operating income (loss)	$140.8	$(24.4)	$28.7	$165.2	n/m	$(53.1)	n/m
Net income attributable to T. Rowe Price Group	$1,750.1	$1,864.8	$2,995.3	$(114.7)	(6.2)%	$(1,130.5)	(37.7)%
Diluted earnings per common share	$7.59	$8.02	$12.75	$(0.43)	(5.4)%	$(4.73)	(37.1)%

Assets under management (AUM) (in billions)
Average AUM(4)	$1,362.3	$1,398.4	$1,599.3	$(36.1)	(2.6)%	$(200.9)	(12.6)%
Ending AUM	$1,444.5	$1,274.7	$1,687.8	$169.8	13.3%	$(413.1)	(24.5)%

Annualized Effective Fee Rate (in bps)	42.2	42.7	44.4	(0.5)	n/m	(1.7)	n/m
(1) The percentage change is not meaningful (n/m).
(2) Capital allocation-based income represents the change in accrued carried interest.
(3) See the reconciliation to the comparable U.S. GAAP measures at the end of the Results of Operations section of this Management's Discussion and Analysis.
(4) Average assets under management for 2021 does not include the impact of the fee-basis assets under management acquired in the OHA acquisition.

Results Overview - 2023 as compared to 2022

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

Investment advisory revenues earned in 2023 decreased 3.7% over the comparable 2022 period as average assets under our management decreased $36.1 billion, or 2.6%, to $1,362.3 billion.

The average annualized effective fee rate earned on our assets under management was 42.2 basis points in 2023, compared with 42.7 basis points earned in 2022. Our effective fee rate has declined largely due to a mix shift toward lower fee asset classes and vehicles as a result of net equity outflows, partially offset by higher market
20

returns and higher performance-based fees during the same period. The average annualized fee rate earned on our assets under management was 42.2 basis points for the fourth quarter of 2023.

Operating expenses. Operating expenses were $4,474.3 million in 2023, an increase of 8.7% over the comparable 2022 period. The impact of market movements on the supplemental savings plan liability accounted for about 70% of the increase in U.S. GAAP operating expenses. Non-operating income has a corresponding increase due to our economic hedge of the liability.

On a non-GAAP basis, operating expenses were $4,260.7 million, a 4.2% increase over the comparable 2022 period. The increase in our non-GAAP operating expenses was primarily driven by higher costs across compensation and benefits, accrued carried interest related compensation expense, technology, facility, advertising, and professional fees. These increases were offset in part by higher capitalized labor, lower stock-based compensation, and a non-recurring recovery of general and administrative costs incurred in 2022.

We currently estimate our 2024 non-GAAP operating expenses, excluding non-GAAP accrued carried interest compensation, will grow in the range of 3%-5% from the comparable 2023 amount of $4,190.7 million. We could elect to adjust our expense growth should unforeseen circumstances arise, including significant market movements.

Operating margin. Our operating margin in 2023 was 30.7%, compared with 36.6% in 2022. The decrease in our operating margin in 2023 compared with 2022 is primarily driven by a decrease in investment advisory revenue as a result of lower average assets under management and higher operating expenses.

Diluted earnings per share. Diluted earnings per share was $7.76 in 2023 as compared to $6.70 in 2022. On a non-GAAP basis, diluted earnings per share was $7.59 in 2023 as compared to $8.02 in 2022. The increase in 2023 GAAP basis diluted earnings per share from 2022 was primarily due to net investment income in 2023 as compared to net investment losses in 2022. These increases were partially offset by lower operating income and a higher effective tax rate. For non-GAAP diluted earnings per share, the decrease in 2023 was primarily due to lower operating income and a higher effective tax rate. These decreases were offset by net investment income earned on our cash and discretionary investment portfolio in 2023 as compared to net investment losses in 2022.

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

Investment advisory revenues earned in 2022 decreased 15.9% over the comparable 2021 period as average assets under our management decreased $200.9 billion, or 12.6%, to $1,398.4 billion. For the first half of 2022, we voluntarily waived $9.3 million, or less than 0.2%, of our investment advisory fees from certain of our money market mutual funds, trusts, and other investment portfolios in order to maintain a positive yield for investors. No money market fees were waived in the second half of 2022.

The average annualized effective fee rate earned on our assets under management was 42.7 basis points in 2022, compared with 44.4 basis points earned in 2021. Our effective fee rate has declined largely due to a mix shift toward lower fee asset classes and vehicles as a result of market declines and net flows, partially offset by a reduction in money market fee waivers and a higher-than-average effective fee rate earned on our alternative asset class. The average annualized fee rate earned on our assets under management was 42.3 basis points for the fourth quarter of 2022.

20

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

Diluted earnings per share. Diluted earnings per share was $6.70 in 2022 as compared to $13.12 in 2021. On a non-GAAP basis, diluted earnings per share was $8.02 in 2022 as compared to $12.75 for 2021. The decrease in both 2022 GAAP and non-GAAP diluted earnings per share compared to 2021 was primarily driven by lower operating income, net investment losses in 2022 as compared to net investment gains in 2021, and a higher effective tax rate. These decreases were partially offset by lower weighted average outstanding shares. Impairment charges recorded in the fourth quarter of 2022 also impacted the lower operating income that drove the GAAP diluted earnings per share decrease.

See our non-GAAP reconciliations later in this Management's Discussion and Analysis section.

20

Net revenues

				2023 compared with 2022		2022 compared with 2021
(in millions)	2023	2022	2021	$ Change	% Change[1]	$ Change	% Change[1]
Investment advisory fees
Equity	$3,445.5	$3,759.7	$4,899.9	$(314.2)	(8.4)%	$(1,140.2)	(23.3)%
Fixed income, including money markets	401.5	427.4	409.8	(25.9)	(6.1)%	17.6	4.3%
Multi-asset	1,583.4	1,508.9	1,788.4	74.5	4.9%	(279.5)	(15.6)%
Alternatives	317.3	273.1	—	44.2	16.2%	273.1	n/m
	5,747.7	5,969.1	7,098.1	(221.4)	(3.7)%	(1,129.0)	(15.9)%
Capital allocation-based income	161.9	(54.3)	—	216.2	n/m	(54.3)	n/m
Administrative, distribution, and servicing fees
Administrative fees	467.5	481.4	453.5	(13.9)	(2.9)%	27.9	6.2%
Distribution and servicing fees	83.4	92.2	120.3	(8.8)	(9.5)%	(28.1)	(23.4)%
	550.9	573.6	573.8	(22.7)	(4.0)%	(0.2)	—%

Net revenues	$6,460.5	$6,488.4	$7,671.9	$(27.9)	(0.4)%	$(1,183.5)	(15.4)%

Average AUM (in billions):
Equity	$705.2	$763.6	$972.0	$(58.4)	(7.6)%	$(208.4)	(21.4)%
Fixed income, including money market	169.3	173.4	177.7	(4.1)	(2.4)%	(4.3)	(2.4)%
Multi-asset	442.3	418.7	449.6	23.6	5.6%	(30.9)	(6.9)%
Alternatives	45.5	42.7	—	2.8	6.6%	42.7	n/m
Average AUM	$1,362.3	$1,398.4	$1,599.3	$(36.1)	(2.6)%	$(200.9)	(12.6)%

Ending AUM (in billions)	$1,444.5	$1,274.7	$1,687.8	$169.8	13.3%	$(413.1)	(24.5)%
(1) n/m - the percentage change is not meaningful.

Investment advisory fees. The relationship between the change in average assets under management and the change in investment advisory fee revenue for 2023, 2022 and 2021 are presented above.

In 2023, the decline in overall advisory revenues was driven by lower average AUM and a mix shift toward lower fee asset classes and vehicles. A lower starting AUM and net outflows in 2023 were the primary drivers of a lower average AUM in 2023. These impacts were partially offset by stronger overall market returns in 2023 and $38.3 million of performance-based fees primarily earned on alternative strategy accounts in 2023 compared to an insignificant amount of performance-based fees in 2022.

In 2022, volatile markets and net outflows, overall, shifted the asset strategy and share class mix toward lower fee strategies and classes. These drivers were offset in part by a reduction in money market fee waivers and higher-than-average fee rates earned on our alternative asset class.

Administrative, distribution, and servicing fees in 2023 were $550.9 million, a decrease of $22.7 million from 2022. The decrease is primarily driven by lower transfer agent servicing activities provided to the T. Rowe Price mutual funds, and lower 12b-1 revenue earned from the Advisor and R share classes of the U.S. mutual funds as a result of lower average assets under management in these share classes. The decrease in 12b-1 revenue is offset entirely by a decrease in the costs paid to third-party intermediaries that source these assets and is reported in distribution and servicing expense.

For 2022, lower 12b-1 revenue earned in 2022 primarily on the Advisor and R share classes of the U.S. mutual funds as a result of lower assets under management in these share classes was offset by higher trustee services revenue and transfer agent servicing activities provided to our U.S. mutual funds for retail shareholders.
20

Capital allocation-based income increased net revenues by $161.9 million. The 2023 amount includes an increase of $223.2 million in accrued carried interest from investments in affiliated investment funds, partially offset by $61.3 million of non-cash amortization and impairments associated with the difference between the assets' fair value and carrying value on the date they were acquired. The firm realized carried interest of $109.8 million compared with $87.7 million in the 2022 period. We recognized corresponding compensation expense of $44.6 million related to total capital allocation-based income, consisting of $70.0 million related to the accrued carried interest offset in part by $25.4 million in amortization and impairment charges. While impairments recognized in 2023 were immaterial, should market and performance conditions deteriorate, additional impairments may be recognized in future periods.

Comparatively, capital allocation-based income reduced net revenues by $54.3 million for 2022. This amount includes an increase of $43.7 million in accrued carried interest that was completely offset by $98.0 million of non-cash amortization and impairments, consisting of $53.0 million of non-cash amortization associated with the difference in the acquisition closing date fair value and the carrying value of investments acquired as part of the OHA acquisition (basis difference), and $45.0 million of impairment charges due to reduced incentive fee growth expectations for certain investments in affiliated investment funds that earn capital allocation-based income, which we determined were other-than-temporarily impaired in 2022, and a higher discount rate. We recognized a corresponding net reduction in compensation expense of $22.9 million related to the total capital allocation-based income that is attributable to the non-controlling interests. This $22.9 million reduction includes $40.5 million related to the amortization and impairment charges offset in part by $17.6 million in compensation expense related to the accrued carried interest.

Net revenues are presented after the elimination of $2.1 million for 2023, $2.0 million for 2022, and $5.5 million for 2021, earned from our consolidated sponsored investment products. The corresponding expenses recognized by these consolidated products were also eliminated from operating expenses.

20

Operating expenses

				2023 compared with 2022		2022 compared with 2021
(in millions)	2023	2022	2021	$ Change	% Change	$ Change	% Change
Compensation and related costs, excluding acquisition-related retention agreements, capital allocation-based income compensation, and supplemental savings plan	$2,450.7	$2,405.8	$2,300.0	$44.9	1.9%	$105.8	4.6%
Acquisition-related retention agreements	55.0	70.2	—	(15.2)	n/m	70.2	n/m
Capital allocation-based income compensation	44.6	(22.9)	—	67.5	n/m	(22.9)	n/m
Supplemental savings plan	123.2	(132.3)	83.0	255.5	n/m	(215.3)	n/m
Compensation and related costs	$2,673.5	$2,320.8	$2,383.0	352.7	15.2%	(62.2)	(2.6)%
Distribution and servicing costs	289.9	301.5	373.9	(11.6)	(3.8)%	(72.4)	(19.4)%
Advertising and promotion	114.2	97.3	100.2	16.9	17.4%	(2.9)	(2.9)%
Product and recordkeeping related costs	291.0	300.1	236.3	(9.1)	(3.0)%	63.8	27.0%
Technology, occupancy, and facility costs	632.6	560.5	484.9	72.1	12.9%	75.6	15.6%
General, administrative, and other	421.3	412.2	383.6	9.1	2.2%	28.6	7.5%
Change in fair value of contingent consideration	(82.4)	(161.2)	—	78.8	n/m	(161.2)	n/m
Acquisition-related amortization and impairment costs	134.2	283.5	—	(149.3)	n/m	283.5	n/m
Total operating expenses	$4,474.3	$4,114.7	$3,961.9	$359.6	8.7%	$152.8	3.9%

Compensation and related costs, excluding non-cash amortization of certain acquisition-related retention agreements, capital allocation-based income compensation, and supplemental savings plan were $2,450.7 million, an increase $44.9 million, or 1.9%, compared with 2022. The increase in 2023 was driven by $99.1 million in higher salaries and related benefits as a result of base salary increases in January 2023 and July 2022. These increases were offset by higher capitalized labor, lower non-cash stock-based compensation, and lower other employee-related costs. The firm employed 7,906 associates at December 31, 2023, an increase of 0.5% from the end of 2022.

For 2022, compensation and related costs, excluding non-cash amortization of certain acquisition-related retention agreements, capital allocation-based income compensation, and supplemental savings plan, increased $105.8 million, or 4.6%, as compared with 2021. The 2022 period includes OHA's compensation and related costs. Contributing to the increase was $131.7 million associated with an increase in base salaries and related benefits from higher average headcount and base salary increases in January and July 2022, and a total of $10.8 million in additional costs associated with non-cash stock-based compensation expense. These increases in compensation and related costs were offset in part by a decline in bonuses of $48.6 million.

Distribution and servicing costs were $289.9 million for 2023, a decrease of $11.6 million, or 3.8%, compared to $301.5 million in 2022. The decrease was primarily driven by lower average assets under management in certain share classes of the U.S. mutual funds that earn 12b-1 fees and SICAVs. These decreases were partially offset by higher costs incurred to distribute certain products through U.S. intermediaries as the average assets under management in these products were higher.

For 2022, distribution and services costs were $301.5 million, a decrease of $72.4 million, or 19.4%, compared to $373.9 million for 2021. The decrease was primarily driven by lower average assets under management in certain share classes of the U.S. mutual funds that earn 12b-1 fees. Additionally, lower average assets under management in our international products, including our Japanese Investment Trusts (ITMs) and certain SICAV share classes, contributed to lower distribution costs.

Distribution and servicing costs paid to third-party intermediaries that source the assets of certain share classes of our U.S. mutual funds and our international products, such as our Japanese ITMs and SICAVs, are recognized in this expense category. Both of these costs are offset entirely by the revenue we earn and report in net revenues:
20

12b-1 revenue recognized in administrative, distribution, and servicing fees for the U.S. mutual funds and investment advisory fee revenue for our international products.

Advertising and promotion costs were $114.2 million for 2023, an increase of $16.9 million, or 17.4%, compared with 2022. The increase was primarily driven by higher media advertising and agency costs in 2023

For 2022, advertising and promotion costs were $97.3 million, a decrease of $2.9 million, or 2.9%, compared with 2021. The decrease was primarily driven by a decrease in media advertising spend during 2022, partially offset by higher promotion-related costs.

Product and recordkeeping related costs were $291.0 million for 2023, a decrease of $9.1 million, or 3.0%, compared with 2022. The decrease was driven by lower recordkeeping related costs.

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

Technology, occupancy, and facility costs were $632.6 million for 2023, $560.5 million for 2022, and $484.9 million for 2021. The increases over the last two years were primarily due to ongoing investment in our technology capabilities, including depreciation and hosting solution licenses, and increased office facility costs, mainly related to rent expense associated with a new London office that we began leasing in the second half of 2022 and occupied in September 2023.

General, administrative, and other costs were $421.3 million for 2023, $412.2 million for 2022, and $383.6 million for 2021. The increase in 2023 compared to 2022 was primarily due to higher professional fees and travel costs. Partially offsetting these increases was a recovery of $20.8 million in nonrecurring costs that were incurred in 2022.

The increase in 2022 as compared to 2021 was primarily due to higher net business-related expenses, including higher travel and information services as well as certain nonrecurring costs incurred during 2022. Partially offsetting this increase were the absence of transaction costs incurred to complete the acquisition of OHA in December 2021 and lower professional and legal fees.

Change in fair value of contingent consideration. Our contingent consideration consists of an earnout arrangement as part of the 2021 acquisition of OHA in which additional purchase price may be due to the sellers upon satisfying or exceeding certain defined revenue targets. Each reporting period, we record the fair value of the contingent consideration due under this arrangement. We recognized a reduction in the fair value of the contingent consideration liability of $82.4 million in 2023 and $161.2 million in 2022 as challenging market conditions reduced revenue expectations and increased the discount rates used in the fair value determinations.

Acquisition-related amortization and impairment costs primarily relate to the indefinite- and definite-lived intangible assets identified and separately recognized, at fair value, as part of the purchase accounting of the 2021 acquisition of OHA. In 2023, we recognized acquisition-related amortization and impairment costs of $134.2 million, a decrease of $149.3 million or 52.7%, compared with 2022. The decrease from 2022 was primarily driven by an insignificant amount of impairment charges for certain intangibles compared to $175.1 million in 2022. The impairment charges for both periods were the result of reduced growth expectations for both investment management and incentive fees. Specific to 2022, the impairment charges were also impacted by a higher discount rate compared to when the acquisition closed in 2021. The remaining weighted average amortization period for our definite-lived intangible assets is 5.5 years. Should conditions that led us to recognize these impairment charges deteriorate, additional impairments may be recognized in future periods.

20

Non-operating income (loss)

Non-operating investment income was $504.1 million in 2023 compared to a non-operating loss of $425.5 million in 2022 and non-operating income of $284.6 million in 2021. Non-operating investment activity for the years ended December 31, 2023, 2022 and 2021 comprised the following:

				2023 compared with 2022	2022 compared with 2021
(in millions)	2023	2022	2021	$ Change	$ Change
Net gains (losses) from non-consolidated sponsored investment products
Cash and discretionary investments
Dividend income	$109.1	$34.7	$34.7	$74.4	$—
Market related gains (losses) and equity in earnings (losses)	24.5	(59.1)	(6.0)	83.6	(53.1)
Total cash and discretionary investments	133.6	(24.4)	28.7	158.0	(53.1)
Seed capital investments
Dividend income	1.8	0.8	0.9	1.0	(0.1)
Market related gains (losses) and equity in earnings (losses)	50.3	(60.1)	41.6	110.4	(101.7)
Net gains recognized upon deconsolidation	—	3.0	2.4	(3.0)	0.6
Investments used to hedge the supplemental savings plan liability	123.6	(139.4)	83.0	263.0	(222.4)
Total net gains (losses) from non-consolidated sponsored investment products	309.3	(220.1)	156.6	529.4	(376.7)
Other investment income	45.9	15.4	59.2	30.5	(43.8)
Net gains (losses) on investments	355.2	(204.7)	215.8	559.9	(420.5)
Net gains (losses) on consolidated sponsored investment portfolios	164.6	(203.5)	74.7	368.1	(278.2)
Other losses, including foreign currency losses	(15.7)	(17.3)	(5.9)	1.6	(11.4)
Non-operating income (loss)	$504.1	$(425.5)	$284.6	$929.6	$(710.1)

In 2023, stronger market returns contributed to the increased valuation and gains of our investment portfolio, while higher interest rates increased dividend income earned on our cash equivalents. In 2022, our overall investment portfolio valuations were negatively impacted by market declines caused by the continued elevated inflation, supply chain disruptions, and a more aggressive pace of Federal Reserve interest rate increases.
20

The impact of consolidating certain sponsored investment products on the individual lines of our consolidated statements of income for 2023, 2022, and 2021 is as follows:

				2023 compared with 2022	2022 compared with 2021
(in millions)	2023	2022	2021	$ Change	$ Change
Operating expenses reflected in net operating income	$(11.1)	$(8.2)	$(12.2)	$(2.9)	$4.0
Net investment income reflected in non-operating income	164.6	(203.5)	74.7	368.1	(278.2)
Impact on income before taxes	$153.5	$(211.7)	$62.5	$365.2	$(274.2)

Net income attributable to our interest in the consolidated T. Rowe Price investment products	$106.5	$(103.4)	$46.9	$209.9	$(150.3)
Net income attributable to redeemable non-controlling interests (unrelated third-party investors)	47.0	(108.3)	15.6	155.3	(123.9)
Impact on income before taxes	$153.5	$(211.7)	$62.5	$365.2	$(274.2)

Provision for income taxes

The following table reconciles the statutory federal income tax rate to our effective tax rate for the years ended December 31, 2023, 2022, and 2021:

	2023	2022	2021
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes for current year, net of federal income tax benefits(1)	2.3	3.4	3.7
Net income attributable to redeemable non-controlling interests(2)	(0.5)	1.3	(0.1)
Net excess tax benefits from stock-based compensation plans activity	0.1	(0.4)	(2.1)
Valuation allowance	3.4	—	—
Other items	—	0.3	(0.1)
Effective income tax rate	26.3%	25.6%	22.4%
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

Our effective tax rate for 2023 was 26.3%, compared with 25.6% for 2022 and 22.4% for 2021. The increase in our effective tax rate in 2023 from 2022 was primarily due to an increase in the valuation allowances recorded mainly against UK-based deferred tax assets, including net operating losses, and a decrease in discrete tax benefits associated with option exercises and restricted stock vests. These unfavorable impacts were partially offset by a favorable impact of net gains attributable to redeemable non-controlling interests held in our consolidated investment products and state tax liability settlements.

For 2022, the increase in our effective tax rate from 2021 was primarily due to the unfavorable impact of net losses attributable to redeemable non-controlling interests held in our consolidated investment products and a reduction in the discrete tax benefits associated with option exercises and restricted stock vests. Furthermore, our effective tax rate was unfavorably impacted by a valuation allowance recorded to recognize only the portion of UK-based deferred tax assets that are more likely than not to be realized. These unfavorable impacts were partially offset by the favorable impacts of the reduction of the effective state tax rate due to the full phase-in of the 2018 Maryland state tax legislation and the remeasurement of the contingent consideration liability.

The non-GAAP tax rate primarily adjusts for the impact of the consolidated investment products, including the net income attributable to the redeemable non-controlling interests. Our non-GAAP effective tax rates for 2023, 2022 and 2021 were 27.2%, 24.7%, 22.5%, respectively.

20

Our effective tax rate will continue to experience volatility in future periods due to, among other things, the impact on the stock-based compensation tax benefits recognized from market fluctuations in our stock price and timing of option exercises, changes in the mix of our earnings among countries with differing tax laws, and changes in the valuation allowance of foreign based deferred tax assets. As of December 31, 2023, the total valuation allowance recorded was $102.8 million, of which nearly all is related to UK-based deferred tax assets. We intend to continue maintaining a full valuation allowance on these and future deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Our U.S. GAAP effective tax rate will also be impacted by changes in the proportion of net income that is attributable to our redeemable non-controlling interests and non-controlling interests reflected in permanent equity as well as the remeasurement of the contingent consideration liability.

We currently estimate our effective tax rates for the full-year 2024 will be in the range of 23.0% to 27.0% on a GAAP basis, and 23% to 26% on a non-GAAP basis. This range reflects lower expected valuation allowances related to our foreign based deferred tax assets and a lower state rate associated with changes in income apportionment rules in certain jurisdictions.

The Organization of Economic Co-operation and Development has issued Pillar Two Model Rules (Pillar Two) introducing a global 15% minimum tax effective January 1, 2024 within certain countries in which we operate. Our preliminary determination is that the Pillar Two implementation is unlikely to have a material impact on the company's future consolidated results of operations, cash flows, and overall financial position. We will continue to monitor and evaluate the impacts of enacted and pending Pillar Two legislation on our operations.

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

The following schedules reconcile certain U.S. GAAP financial measures for each of the last three years.

	2023
(in millions)	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(6)	Net income attributable to T. Rowe Price Group	Diluted earnings per share(7)
U.S. GAAP Basis	$4,474.3	$1,986.2	$504.1	$654.6	$1,788.7	$7.76
Non-GAAP adjustments:
Acquisition-related:
Investment and NCI amortization and impairments(1) (Capital allocation-based income and Compensation and related costs)	25.4	35.9	—	7.9	28.0	0.12
Acquisition-related retention arrangements(1) (Compensation and related costs)	(55.0)	55.0	—	10.8	44.2	0.19
Contingent consideration(1)	82.4	(82.4)	—	(10.6)	(71.8)	(0.31)
Intangible assets amortization and impairments(1)	(134.2)	134.2	—	28.8	105.4	0.46
Total acquisition-related	(81.4)	142.7	—	36.9	105.8	0.46
Supplemental savings plan liability(3) (Compensation and related costs)	(123.2)	123.2	(123.6)	0.5	(0.9)	—
Consolidated T. Rowe Price investment products(4)	(9.0)	11.1	(164.6)	(22.3)	(84.2)	(0.37)
Other non-operating income(5)	—	—	(75.1)	(15.8)	(59.3)	(0.26)
Adjusted Non-GAAP Basis	$4,260.7	$2,263.2	$140.8	$653.9	$1,750.1	$7.59
20

	2022
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(6)	Net income attributable to T. Rowe Price	Diluted earnings per share(7)
U.S. GAAP Basis (FS line item)	$4,114.7	$2,373.7	$(425.5)	$498.6	$1,557.9	$6.70
Non-GAAP adjustments:
Acquisition-related:
Investment and NCI amortization and impairments(1) (Capital allocation-based income and Compensation and related costs)	40.5	57.5	—	15.5	42.0	0.18
Acquisition-related retention arrangements(1) (Compensation and related costs)	(70.2)	70.2	—	18.9	51.3	0.22
Contingent consideration(1)	161.2	(161.2)	—	(43.3)	(117.9)	(0.52)
Intangible assets amortization and impairments(1)	(283.5)	283.5	—	76.2	207.3	0.89
Transaction costs(2) (General, admin and other)	(0.9)	0.9	—	0.2	0.7	0.01
Total acquisition-related	(152.9)	250.9	—	67.5	183.4	0.78
Supplemental savings plan liability(3) (Compensation and related costs)	132.3	(132.3)	139.4	1.9	5.2	0.02
Consolidated T. Rowe Price investment products(4)	(6.3)	8.3	203.5	27.8	75.7	0.33
Other non-operating income(5)	—	—	58.2	15.5	42.7	0.19
Adjusted Non-GAAP Basis	$4,087.8	$2,500.6	$(24.4)	$611.3	$1,864.9	$8.02

	2021
(in millions)	Operating expenses	Net operating income	Non-operating income	Provision (benefit) for income taxes(6)	Net income attributable to T. Rowe Price Group	Diluted earnings per share(7)
U.S. GAAP Basis (FS line item)	$3,961.9	$3,710.0	$284.6	$896.1	$3,082.9	$13.12
Non-GAAP adjustments:
Acquisition-related transaction costs (2) (General, admin and other)	(31.9)	31.9	—	7.2	24.7	0.11
Supplemental savings plan liability(3) (Compensation and related costs)	(83.0)	83.0	(83.0)	—	—	—
Consolidated T. Rowe Price investment products(4)	(6.7)	12.2	(74.7)	(10.6)	(36.3)	(0.16)
Other non-operating income(5)	—	—	(98.2)	(22.2)	(76.0)	(0.32)
Adjusted Non-GAAP Basis	$3,840.3	$3,837.1	$28.7	$870.5	$2,995.3	$12.75

(1)    These non-GAAP adjustments remove the impact of acquisition-related amortization and costs, including amortization of intangible assets, the recurring fair value remeasurements of the contingent consideration liability, amortization of acquired investment and non-controlling interest basis differences and amortization of compensation-related arrangements. We believe adjusting for these charges helps the reader's ability to understand our core operating results and to increase comparability period to period.

(2)    This non-GAAP adjustment removes acquisition-related transactions costs. We believe adjusting for these charges helps the reader's ability to understand our core operating results and to increase comparability period to period.

(3)    This non-GAAP adjustment removes the compensation expense impact from market valuation changes in the supplemental savings plan liability and the related net gains (losses) on investments designated as an economic hedge against the related liability. Amounts deferred under the supplemental savings plan are adjusted for appreciation (depreciation) of hypothetical investments chosen by participants. We use T. Rowe Price investment products to economically hedge the exposure to these market movements. We believe it is useful to offset the non-operating investment income (loss) recognized on the
20

economic hedges against the related compensation expense and remove the net impact to help the reader's ability to understand our core operating results and to increase comparability period to period.

(4)    These non-GAAP adjustments remove the impact the consolidated sponsored investment products have on our U.S. GAAP consolidated statements of income. Specifically, we add back the operating expenses and subtract the investment income of the consolidated sponsored investment products. The adjustment to operating expenses represents the operating expenses of the consolidated products, net of the elimination of related management and administrative fees. The adjustment to net income attributable to T. Rowe Price represents the net income of the consolidated products, net of redeemable non-controlling interests. We believe the consolidated sponsored investment products may impact the reader’s ability to understand our core operating results.

(5)    This non-GAAP adjustment represents the other non-operating income (loss) and the net gains (losses) earned on our investment portfolio that are not designated as economic hedges of the supplemental savings plan liability and that are not part of the cash and discretionary investment portfolio. We retain in our non-GAAP measures the investment gains recognized on the cash and discretionary investments as these assets and related income (loss) are considered part of our core operations. We believe adjusting for the remaining non-operating income (loss) helps the reader’s ability to understand our core operating results and increases comparability to prior years. Additionally, we do not emphasize the impact of this portion of non-operating income (loss) when managing and evaluating our performance.

(6)    The income tax impacts were calculated in order to achieve an overall non-GAAP effective tax rate of 27.2% for 2023, 24.7% for 2022 and 22.5% for 2021.

(7)    This non-GAAP measure was calculated by applying the two-class method to adjusted net income attributable to
    T. Rowe Price Group and dividing by the weighted-average common shares outstanding assuming dilution. The calculation of net income allocated to common stockholders is as follows:

	Year ended
(in millions)	2023	2022	2021
Adjusted net income attributable to T. Rowe Price Group	$1,750.1	$1,864.8	$2,995.3
Less: net income allocated to outstanding restricted stock and stock unit holders	43.4	43.3	77.9
Adjusted net income allocated to common stockholders	$1,706.7	$1,821.5	$2,917.4

CAPITAL RESOURCES AND LIQUIDITY.

During 2023, stockholders’ equity attributable to T. Rowe Price Group, Inc. increased from $8.8 billion to $9.5 billion. Tangible book value increased to $6.5 billion at December 31, 2023 from $5.8 billion at December 31, 2022.

Sources of Liquidity

We have ample liquidity, including cash and investments in T. Rowe Price products as follows:

(in millions)	12/31/2023	12/31/2022
Cash and cash equivalents	$2,066.6	$1,755.6
Discretionary investments	463.7	449.7
Total cash and discretionary investments	2,530.3	2,205.3
Redeemable seed capital investments	1,370.9	1,120.3
Investments used to hedge the supplemental savings plan liability	894.6	760.7
Total cash and investments in T. Rowe Price products	$4,795.8	$4,086.3

Our discretionary investment portfolio is comprised primarily of short duration fixed income ETFs, which typically yield higher than money market rates. Of our cash and cash equivalents, $699.0 million at December 31, 2023, and $809.1 million at December 31, 2022 were held by our subsidiaries located outside the U.S. Our cash and discretionary investment portfolio experienced market gains of $140.8 million in 2023 compared to market losses of $24.4 million in 2022. Given the availability of our financial resources and cash expected to be generated through future operations, we do not maintain an available external source of additional liquidity.

20

Our seed capital investments are redeemable, although we generally expect to be invested for several years for the products to build an investment performance history and until unrelated third-party investors substantially reduce our relative ownership percentage.

The cash and investment presentation on the consolidated balance sheet is based on how we account for the cash or investment. The following table details how our investment interests relate to where they are presented in the consolidated balance sheet as of December 31, 2023.

(in millions)	Cash and cash equivalents	Investments	Net assets of consolidated sponsored investment products(1)	Total
Cash and discretionary investments	$2,066.6	$251.7	$212.0	$2,530.3
Seed capital investments	—	338.9	1,032.0	1,370.9
Investments used to hedge the supplemental savings plan liability	—	827.6	67.0	894.6
Total cash and investments in T. Rowe Price products attributable to T. Rowe Price	2,066.6	1,418.2	1,311.0	4,795.8
Investments in affiliated private investment funds(2)	—	773.3	—	773.3
Investments in CLOs	—	102.5	—	102.5
Investment in UTI and other investments	—	260.7	—	260.7
Total cash and investments attributable to T. Rowe Price	2,066.6	2,554.7	1,311.0	5,932.3
Redeemable non-controlling interests	—	—	594.1	594.1
As reported on consolidated balance sheet at December 31, 2023	$2,066.6	$2,554.7	$1,905.1	$6,526.4
(1)The consolidated T. Rowe Price investment products are generally those products we provided seed capital at the time of their formation and we have a controlling interest. The $1,311.0 million represents the total value at December 31, 2023 of our interest in the consolidated T. Rowe Price investment products. The total net assets of the T. Rowe Price investment products at December 31, 2023 of $1,905.1 million includes assets of $1,959.3 million, less liabilities of $54.2 million as reflected in the consolidated balance sheet in Item 8. Financial Statements of this Form 10-K.
(2)    Includes $192.0 million of non-controlling interests in consolidated entities and represents the portion of these investments, held by third parties, that we cannot sell in order to obtain cash for general operations.

Our consolidated balance sheet reflects the assets and liabilities of those sponsored investment products we consolidate, as well as redeemable non-controlling interests for the portion of these sponsored investment products that are held by unrelated third-party investors. Although we can redeem our net interest in these sponsored investment products at any time, we cannot directly access or sell the assets held by the products to obtain cash for general operations. Additionally, the assets of these sponsored investment products are not available to our general creditors. Our interest in these sponsored investment products was used as initial seed capital and is recategorized as discretionary when it is determined by management that the seed capital is no longer needed. We assess the discretionary products and, when we decide to liquidate our interest, we seek to do so in a way as to not impact the product and, ultimately, the unrelated third-party investors.

Uses of Liquidity

We paid $4.88 per share in regular dividends in 2023, an increase of 1.7% over the $4.80 per share paid in 2022. Further, we expended $253.9 million in 2023 to repurchase 2.4 million shares, or 1.1%, of our outstanding common stock at an average price of $104.63 per share. These dividends and repurchases were expended using existing cash balances and cash generated from operations. We will generally repurchase our common stock over time to offset the dilution created by our equity-based compensation plans.

During 2021, our Board of Directors declared a special cash dividend of $3.00 per share, or $699.8 million, on June 14, 2021, that was paid on July 7, 2021. Further, on December 29, 2021, we paid approximately $2.5 billion in cash and issued $881.5 million of T. Rowe Price Group, Inc. common shares, approximately 4.4 million shares, to complete the acquisition of OHA.

20

Since the end of 2020, we have returned $6.2 billion to stockholders through stock repurchases, our regular quarterly dividends, and a special dividend of $3.00 per share in 2021, as follows:

(in millions)	Recurring dividend	Special dividend	Stock repurchases	Total cash returned to stockholders
2021	$1,003.7	$699.8	$1,136.0	$2,839.5
2022	1,108.8	—	855.3	1,964.1
2023	1,121.9	—	254.3	1,376.2
Total	$3,234.4	$699.8	$2,245.6	$6,179.8

We anticipate property and equipment expenditures for the full-year 2024 to be about $487 million. More than one-half is planned for technology initiatives, while the remaining will be facility related, including the completion of our new corporate headquarters. We expect to fund our anticipated capital expenditures with operating cash flows and other available resources.

The following tables summarize the cash flows for 2023, 2022 and 2021, that are attributable to T. Rowe Price Group, our consolidated sponsored investment products, and the related eliminations required in preparing the statement.

	2023
	Cash flow attributable to:
(in millions)	T. Rowe Price Group	Consolidated sponsored investment products	Elims	As reported
Cash flows from operating activities
Net income	$1,788.7	$153.5	$(106.5)	$1,835.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and impairments of property, equipment and software	254.8	—	—	254.8
Amortization and impairment of acquisition-related assets and retention agreements	226.8	—	—	226.8
Fair value remeasurement of contingent consideration liability	(82.4)	—	—	(82.4)
Stock-based compensation expense	265.6	—	—	265.6
Net gains recognized on investments	(567.3)	—	106.5	(460.8)
Net change in sponsored investment products used to economically hedge supplemental savings plan liability	(10.3)	—	66.4	56.1
Net change in trading securities held by consolidated sponsored investment products	—	(1,070.3)	—	(1,070.3)
Other changes in assets and liabilities	182.7	27.9	(17.0)	193.6
Net cash provided by (used in) operating activities	2,058.6	(888.9)	49.4	1,219.1
Net cash provided by (used in) investing activities	(310.2)	(56.8)	495.2	128.2
Net cash provided by (used in) financing activities	(1,437.4)	903.4	(544.6)	(1,078.6)
Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment products	—	0.4	—	0.4
Net change in cash and cash equivalents during period	311.0	(41.9)	—	269.1
Cash and cash equivalents at beginning of year	1,755.6	119.1	—	1,874.7
Cash and cash equivalents at end of period	$2,066.6	$77.2	$—	$2,143.8

20

	2022
	Cash flow attributable to:
(in millions)	T. Rowe Price Group	Consolidated sponsored investment products	Elims	As reported
Cash flows from operating activities
Net income	$1,557.9	$(211.7)	$103.4	$1,449.6
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and impairments of property, equipment and software	225.7	—	—	225.7
Amortization and impairment of acquisition-related assets and retention agreements	420.1	—	—	420.1
Fair value remeasurement of contingent consideration liability	(161.2)	—	—	(161.2)
Stock-based compensation expense	285.4	—	—	285.4
Net losses recognized on investments	314.0	—	(103.4)	210.6
Net change in sponsored investment products used to economically hedge supplemental savings plan liability	(18.8)	—	—	(18.8)
Net change in trading securities held by consolidated sponsored investment products	—	87.9	—	87.9
Other changes in assets and liabilities	(182.8)	46.6	(3.7)	(139.9)
Net cash provided by (used in) operating activities	2,440.3	(77.2)	(3.7)	2,359.4
Net cash provided by (used in) investing activities	(179.3)	(8.7)	146.5	(41.5)
Net cash provided by (used in) financing activities	(2,028.5)	94.4	(142.8)	(2,076.9)
Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment products	—	9.5	—	9.5
Net change in cash and cash equivalents during period	232.5	18.0	—	250.5
Cash and cash equivalents at beginning of year	1,523.1	101.1	—	1,624.2
Cash and cash equivalents at end of period	$1,755.6	$119.1	$—	$1,874.7

	2021
	Cash flow attributable to:
(in millions)	T. Rowe Price Group	Consolidated sponsored investment products	Elims	As reported
Cash flows from operating activities
Net income	$3,082.9	$62.5	$(46.9)	$3,098.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and impairments of property, equipment and software	204.8	—	—	204.8
Stock-based compensation expense	274.6	—	—	274.6
Net gains recognized on investments	(169.4)	—	46.9	(122.5)
Net change in sponsored investment products used to economically hedge supplemental savings plan liability	(85.7)	—	—	(85.7)
Net change in trading securities held by consolidated sponsored investment products	—	14.9	—	14.9
Other changes in assets and liabilities	121.1	(51.9)	(1.8)	67.4
Net cash provided by (used in) operating activities	3,428.3	25.5	(1.8)	3,452.0
Net cash provided by (used in) investing activities	(1,134.9)	(16.9)	53.7	(1,098.1)
Net cash provided by (used in) financing activities	(2,922.0)	(14.9)	(51.9)	(2,988.8)
Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment products	—	2.6	—	2.6
Net change in cash and cash equivalents during period	(628.6)	(3.7)	—	(632.3)
Cash and cash equivalents at beginning of year	2,151.7	104.8	—	2,256.5
Cash and cash equivalents at end of period	$1,523.1	$101.1	$—	$1,624.2

20

Operating activities
Operating activities attributable to T. Rowe Price Group during 2023 provided cash flows of $2,058.6 million, a decrease of $381.7 million from $2,440.3 million during 2022. This decrease in cash flows provided by operating activities attributable to T. Rowe Price Group was primarily driven by a lower add-back of $986.5 million in non-cash items. The impact of these non-cash adjustments was offset in part by a $230.8 million increase in net income combined with $365.5 million from the cash settlement timing of our assets and liabilities. These non-cash adjustments were primarily driven by $567.3 million in net investment gains in 2023 compared to $314.0 million of net investment losses in 2022 as well as $226.8 million in amortization and impairments of acquisition-related assets and retention agreements incurred in 2023 compared to $420.1 million incurred in 2022. Additionally, in 2023, we had net investments of $10.3 million from certain investment products that economically hedge our supplemental savings plan liability, compared to net investments of $18.8 million in 2022. The remaining change in reported cash flows from operating activities was attributable to the net change in trading securities held in our consolidated investment products’ underlying portfolios.

Operating activities attributable to T. Rowe Price Group during 2022 provided cash flows of $2,440.3 million as compared to $3,428.3 million during 2021. Operating cash flows attributable to T. Rowe Price Group decreased $988.0 million, including a $1,525.0 million decrease in net income, timing differences on the cash settlement of our assets and liabilities of $303.9 million, and $774.0 million of higher non-cash adjustments, including unrealized investment gains/losses, depreciation, amortization and impairments of acquisition-related assets and retention arrangements, the fair value remeasurement of the contingent consideration liability, stock-based compensation expense, and other non-cash items. The non-cash adjustments were primarily driven by $314.0 million of net investment losses in 2022 compared to $169.4 million of net investment gains in 2021. Additionally, in 2022, we had net investments of $18.8 million from certain investment products that economically hedge our supplemental savings plan liability, compared to net investments of $85.7 million in 2021. The remaining change in reported cash flows from operating activities was attributable to the net change in trading securities held in our consolidated investment products’ underlying portfolios.
Investing activities
Net cash used in investing activities that are attributable to T. Rowe Price Group totaled $310.2 million in 2023 compared with $179.3 million in 2022. During 2023, net proceeds from the sale of investments of $36.1 million were lower compared to $62.0 million during 2022. In 2023, we increased our property and equipment expenditures by $70.3 million and our other investing activity by $34.7 million. We eliminate our capital in those sponsored investment products we consolidate in preparing our consolidated statements of cash flows. The remaining change in reported cash flows from investing activities of $48.1 million is primarily related to the net cash removed from our balance sheet from consolidating and deconsolidating investment products.

Net cash used in investing activities that are attributable to T. Rowe Price Group totaled $179.3 million in 2022, compared with $1,134.9 million of cash used in investing activities in 2021. During 2022, net proceeds from the sale of certain discretionary investments of $208.5 million were lower compared to $1,577.8 million during 2021 as investments were sold in 2021 to fund part of the consideration paid to complete the acquisition of OHA. In 2022, we also increased the level of seed capital in those sponsored investment products we consolidate by $92.8 million. We eliminate our seed capital in those sponsored investment products we consolidate in preparing our consolidated statements of cash flows. The remaining change in reported cash flows from investing activities of $8.2 million is primarily related to the net cash removed from our balance sheet from consolidating and deconsolidating investment products.

Financing Activities
Net cash used in financing activities attributable to T. Rowe Price Group totaled $1,437.4 million in 2023 compared with $2,028.5 million in 2022. During 2023, we used $254.4 million to repurchase 2.4 million shares compared to $849.8 million to repurchase 6.8 million shares in 2022. The $14.3 million increase in dividends paid in 2023 is a result of the 1.7% increase in our quarterly dividend per share in 2023. In addition, net distributions to non-controlling interests in consolidated entities increased by $8.2 million and cash flow related to common stock issued under stock compensation plans increased by $18.2 million during 2023 compared to 2022. The remaining change in reported cash flows from financing activities is primarily attributable to a $407.2 million increase in net subscriptions from redeemable non-controlling interest holders of our consolidated investment products during 2023.

Net cash used in financing activities attributable to T. Rowe Price Group totaled $2,028.5 million in 2022, compared with $2,922.0 million in 2021. During 2022, we used $849.8 million to repurchase 6.8 million shares compared to
20

$1,138.5 million to repurchase 5.9 million shares in 2021. The $594.5 million decrease in dividends paid in 2022 is a result of a special cash dividend paid in July 2021 that did not recur in 2022, partially offset by the 11.1% increase in our quarterly dividend per share in 2022. In addition, $35.1 million in net distributions to non-controlling interests in consolidated entities increased net cash used in financing activities. The remaining change in reported cash flows from financing activities is primarily attributable to a $18.4 million decrease in net redemptions from redeemable non-controlling interest holders of our consolidated investment products and a $45.4 million increase in cash flow related to common stock issued under stock compensation plans during 2022 compared to 2021.

MATERIAL CASH COMMITMENTS.

Our material cash commitments primarily include our obligations under the supplemental savings plan, our lease obligations, our headquarters build out, and other contractual amounts that will be due for the purchase of goods or services to be used in our operations. Some of these contractual amounts may be cancellable under certain conditions and may involve termination fees. We expect to fund these cash commitments from future cash flows from operations.

Our obligations under the supplemental savings plan are disclosed on our consolidated balance sheet with more information included in Note 16 to the consolidated financial statements. Our lease obligations are disclosed in Note 7 to the consolidated financial statements. Additionally, there are unrecognized tax benefits discussed in Note 10 to our consolidated financial statements.

While most of our other material cash commitments consist of goods and services used in our operations, these commitments primarily consist of obligations related to long-term software licensing and maintenance contracts, construction in process, and service contracts.

We also have outstanding commitments to fund additional contributions to investment partnerships totaling $94.1 million. The vast majority of these additional contributions will be made to investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be called under certain circumstances.

As part of the OHA acquisition, T. Rowe Price committed $500 million to fund OHA products through 2026. As of December 31, 2023, T. Rowe Price has $404.0 million remaining to commit to the OHA products. T. Rowe Price has also entered into certain earnout and other arrangements as part of that acquisition. For more detail on these arrangements, see Note 5 and Note 15 to our consolidated financial statements.

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

We present those significant accounting policies used in the preparation of our consolidated financial statements as an integral part of those statements within this 2023 Annual Report on Form 10-K. In the following discussion, we highlight and explain further certain of those policies and estimates that are most critical to the preparation and understanding of our financial statements.

Consolidation

We consolidate all subsidiaries and sponsored investment products in which we have a controlling financial interest. We are deemed to have a controlling interest when we own the majority of the voting interest of an entity or are deemed to be the primary beneficiary of a variable interest entity ("VIE"). VIEs are entities that lack sufficient equity
20

to finance its activities or the equity holders do not have defined power to direct the activities of the entity normally associated with an equity investment. Our analysis to determine whether an entity is a VIE or a voting interest entity ("VOE") involves judgment and considers several factors, including an entity’s legal organization, capital structure, the rights of the equity investment holders, our ownership interest in the entity, and our contractual involvement with the entity. We continually review and reconsider our VIE or VOE conclusions upon the occurrence of certain events, such as changes to our ownership interest, changes to an entity’s legal structure, or amendments to governing documents. Our VIEs are primarily sponsored investment products and our variable interest consists of our equity ownership in and investment management fees earned from these entities.

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

Intangible assets

Indefinite-lived intangible assets are tested for impairment annually, in the fourth quarter, or more frequently if events or changes in circumstances indicate that it is more likely than not that the intangible asset is impaired. Management must first determine the level at which indefinite-lived intangible assets are tested for impairment (i.e., unit of account). We have concluded that each of the trade name and investment advisory agreements indefinite-lived intangible asset will be considered their own separate unit of account. Once the unit of account is determined, management has the option to first assess indefinite-lived intangible assets for qualitative factors to determine whether it is necessary to perform a quantitative impairment test. If a quantitative impairment test is required, the impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If required, fair value is generally determined using a discounted cash flow analysis where estimated future cash flows are discounted to arrive at a single present value amount. This approach includes inputs that require significant management judgment, the most relevant of which include revenue growth, discount rates, and effective tax rates. Changes in these inputs could produce different fair value amounts and therefore different impairment conclusions. During 2023, our annual impairment review of our indefinite-lived intangible assets determined that they were not impaired at the review date.

Definite-lived intangible assets are reviewed for impairment whenever events or circumstances indicate that the asset group's carrying amount may not be recoverable (i.e., the carrying amount is less than the undiscounted estimated future cash flows). Management must first determine the level at which definite-lived intangible assets are tested for impairment (i.e., asset group). The determination of the asset group is judgmental and the intangible assets can be grouped based on the lowest level for which identifiable cash flows are largely independent of identifiable cash flows for other groups of assets. Since each affiliated private investment fund has identifiable cash flows separate from other funds, we determined that the asset group for testing is each individual affiliated private investment fund. Once the asset group is identified, we next determine whether there are any triggering events that would cause us to believe that the carrying value would not be recoverable. If there is a triggering event, then we would perform a test of recoverability. Based on that test, if the carrying value is not recoverable, then a fair value measurement is required of the asset group to determine if the fair value is less than the asset group's carrying amount. If required, fair value would be determined using a discounted cash flow analysis where estimated future cash flows are discounted to arrive at a single present value amount. This approach includes inputs that require
20

significant management judgment, the most relevant of which include revenue growth, discount rates, and effective tax rates. Any impairment loss would be the difference between the fair value of the asset group and its carrying amount. During 2023, we recognized an immaterial non-cash impairment charge on these intangible assets.

Goodwill

We internally conduct, manage, and report our operations as one reportable business segment - investment advisory business. This reflects how the chief operating decision maker allocates resources and assesses performance. Accordingly, we have one reporting unit - our investment advisory business, consistent with our single operating segment, to which all goodwill has been assigned.

We evaluate the carrying amount of goodwill in our consolidated balance sheets for possible impairment on an annual basis in the fourth quarter of each year using a fair value approach. Goodwill would be considered impaired whenever our historical carrying amount exceeds the fair value of our investment advisory business. Our annual testing has demonstrated that the fair value of our investment advisory business (our market capitalization) exceeds our carrying amount (our stockholders’ equity) and, therefore, no impairment exists. Should we reach a different conclusion in the future, additional work would be performed to ascertain the amount of the noncash impairment charge to be recognized. We must also perform impairment testing at other times if an event or circumstance occurs indicating that it is more likely than not that an impairment has been incurred. The maximum future impairment of goodwill that we could incur is the amount recognized in our consolidated balance sheets, $2.6 billion as of December 31, 2023.

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

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

NEWLY ISSUED BUT NOT YET ADOPTED ACCOUNTING GUIDANCE.

See Note 1 - Basis of Preparation and Summary of Significant Accounting Policies within Item 8, Financial Statements for a discussion of newly issued but not yet adopted accounting guidance.

20

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

Our future revenues and results of operations will fluctuate primarily due to changes in the total value and composition of assets under our management. Such changes result from many factors, including, among other things: client-related cash inflows and outflows in our products, performance fees, capital allocation-based income, fluctuations in global financial markets that result in appreciation or depreciation of the assets under our management, our introduction of new investment products, and changes in retirement savings trends relative to participant-directed investments and defined contribution plans.

The ability to attract and retain investors’ assets under our management is dependent on investor sentiment and confidence; the relative investment performance of the T. Rowe Price mutual funds and other managed investment products as compared with competing offerings and market indexes; the ability to maintain our investment management and administrative fees at appropriate levels; the impact of changes in interest rates and inflation; competitive conditions in the mutual fund, asset management, and broader financial services sectors; our level of success in implementing our strategy to expand our business; and our ability to attract and retain key personnel. Our revenues are substantially dependent on fees earned under contracts with the T. Rowe Price funds and could be adversely affected if the independent directors of one or more of the T. Rowe Price funds terminated or significantly altered the terms of the investment management or related administrative services agreements. Non-operating investment income will also fluctuate primarily due to the size of our investments, changes in their market valuations, and any other-than-temporary impairments that may arise or, in the case of our equity method investments, our proportionate share of the investees’ net income.

Our future results are also dependent upon the level of our expenses, which are subject to fluctuation for the following or other reasons: changes in the level of our advertising and promotion expenses in response to market conditions, including our efforts to expand our investment advisory business to investors outside the U.S. and to further penetrate our distribution channels within the U.S.; the pace and level of spending to support key strategic priorities; variations in the level of total compensation expense due to, among other things, bonuses, restricted stock units and other equity grants, other incentive awards, our supplemental savings plan, changes in our employee count and mix, and competitive factors; any goodwill, intangible asset or other asset impairment that may arise; fluctuation in foreign currency exchange rates applicable to the costs of our international operations; expenses and capital costs, such as technology assets, depreciation, amortization, and research and development, incurred to maintain and enhance our administrative and operating services infrastructure; the timing of the assumption of all third party research payments, unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and disruptions of services, including those provided by third parties, such as fund and product recordkeeping, facilities, communications, power, and the mutual fund transfer agent and accounting systems, as a result of extreme events, cyberattacks or otherwise.

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

20

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

EQUITY PRICE RISK.

Our investments in sponsored investment products are carried at fair value, and, as such, these investments are subject to market risk. The following table presents the equity price risk from our investments in sponsored investment products. Investments in these products generally moderate market risk as they are diversified and invest in a number of different financial instruments. T. Rowe Price manages its cash and discretionary investments exposure to market risk by diversifying its investments among various fixed income portfolios. In addition, investment holdings may be altered from time to time in response to changes in market risks and other factors, as management deems appropriate. We do not actively manage the market risk related to our seed capital investments.

In order to quantify the sensitivity of our investments to changes in market valuations, we have chosen to use a variant of each product's net asset value to quantify the equity price risk, as we believe the volatility in each product's net asset value best reflects the underlying risk potential as well as the market trends surrounding each of its investment objectives. The potential future loss of value, before any income tax benefits, of these investments at December 31, 2023 was determined by using the lower of each product’s lowest net asset value per share during 2023 or its net asset value per share at December 31, 2023, reduced by 10%. In considering this presentation, it is important to note that: not all products experienced their lowest net asset value per share on the same day; it is likely that the composition of the investment portfolio would be changed if adverse market conditions persisted; and we could experience future losses in excess of those presented below.

(in millions)	Fair value 12/31/2023	Potential lower value	Potential loss
Investments in sponsored products
Discretionary investments	$246.4	$221.8	$24.6	10%
Seed capital not consolidated	247.8	219.3	28.5	12%
Investments designated as an economic hedge of supplemental savings plan liability	806.6	692.6	114.0	14%
Investments in affiliated collateralized loan obligations	8.4	7.6	0.8	10%
Total	$1,309.2	$1,141.3	$167.9	13%
Direct investment in consolidated sponsored investment products
Discretionary investments	$212.0	$190.8	$21.2	10%
Seed capital	1,032.0	904.6	127.4	12%
Investments designated as an economic hedge of supplemental savings plan liability	67.0	$60.3	$6.7	10%
Total	$1,311.0	$1,155.7	$155.3	12%

Investment partnerships and other investments held at fair value	$69.7	$64.9	$4.8	7%

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

20

CURRENCY TRANSLATION RISK.

Certain of our investments, including a few consolidated sponsored investment products, expose us to currency translation risk when the financial statements are translated into U.S. dollars ("USD"). Our most significant exposure relates to the translation of the financial statements of our equity method investment in UTI ($164.5 million at December 31, 2023). UTI's financial statements are denominated in Indian rupees ("INR") and are translated to USD each reporting period. We do not use derivative financial instruments to manage this currency risk, so both positive and negative fluctuations in the INR against the USD will affect accumulated other comprehensive income and the carrying amount of our investment. We had a cumulative translation loss, net of tax, of $51.9 million at December 31, 2023, related to our investment in UTI. Given the nature of UTI’s business, should conditions deteriorate in markets in which they operate, we are at risk for loss up to our carrying amount.

We operate in several countries outside the U.S. of which the United Kingdom is the most prominent. We incur operating expenses and have assets and liabilities denominated in currencies other than USD associated with these operations, although our revenues are predominately realized in USD. The majority of our currency translation risk on our consolidated balance sheet at December 31, 2023, related to cash and non-consolidated investments of $226.0 million that are denominated in foreign currencies. We do not believe that foreign currency fluctuations materially affect our results of operations.

20

Item 8.Financial Statements.

20

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2023	12/31/2022
ASSETS
Cash and cash equivalents	$2,066.6	$1,755.6
Accounts receivable and accrued revenue	807.9	748.7
Investments	2,554.7	2,539.2
Assets of consolidated sponsored investment products ($1,204.4 million at December 31, 2023 and $1,375.6 million at December 31, 2022, related to variable interest entities)	1,959.3	1,603.4
Operating lease assets	241.1	279.4
Property, equipment and software, net	806.6	755.7
Intangible assets	507.3	629.8
Goodwill	2,642.8	2,642.8
Other assets	692.5	688.7
Total assets	$12,278.8	$11,643.3

LIABILITIES
Accounts payable and accrued expenses	$409.5	$406.7
Liabilities of consolidated sponsored investment products ($35.2 million at December 31, 2023 and $39.1 million at December 31, 2022, related to variable interest entities)	54.2	89.1
Operating lease liabilities	308.5	329.6
Accrued compensation and related costs	240.8	228.0
Supplemental savings plan liability	895.0	761.2
Contingent consideration liability	13.4	95.8
Income taxes payable	66.2	46.0
Total liabilities	1,987.6	1,956.4

Commitments and contingent liabilities

Redeemable non-controlling interests	594.1	656.7

STOCKHOLDERS’ EQUITY
Preferred stock, undesignated, $.20 par value—authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value—authorized 750,000,000; issued 223,938,000 shares at December 31, 2023 and 224,310,000 at December 31, 2022	44.8	44.9
Additional capital in excess of par value	431.7	437.9
Retained earnings	9,076.1	8,409.7
Accumulated other comprehensive loss	(47.5)	(53.0)
Total stockholders' equity attributable to T. Rowe Price Group, Inc.	9,505.1	8,839.5
Non-controlling interests in consolidated entities	192.0	190.7
Total permanent stockholders' equity	9,697.1	9,030.2
Total liabilities, redeemable non-controlling interests and permanent stockholders’ equity	$12,278.8	$11,643.3

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	2023	2022	2021
Revenues
Investment advisory fees	$5,747.7	$5,969.1	$7,098.1
Capital allocation-based income	161.9	(54.3)	—
Administrative, distribution, and servicing fees	550.9	573.6	573.8
Net revenues	6,460.5	6,488.4	7,671.9

Operating expenses
Compensation and related costs	2,673.5	2,320.8	2,383.0
Distribution and servicing costs	289.9	301.5	373.9
Advertising and promotion	114.2	97.3	100.2
Product and recordkeeping related costs	291.0	300.1	236.3
Technology, occupancy, and facility costs	632.6	560.5	484.9
General, administrative, and other	421.3	412.2	383.6
Change in fair value of contingent consideration	(82.4)	(161.2)	—
Acquisition-related amortization and impairment costs	134.2	283.5	—
Total operating expenses	4,474.3	4,114.7	3,961.9

Net operating income	1,986.2	2,373.7	3,710.0

Non-operating income (loss)
Net gains (losses) on investments	355.2	(204.7)	215.8
Net gains (losses) on consolidated investment products	164.6	(203.5)	74.7
Other losses	(15.7)	(17.3)	(5.9)
Total non-operating income (loss)	504.1	(425.5)	284.6

Income before income taxes	2,490.3	1,948.2	3,994.6
Provision for income taxes	654.6	498.6	896.1
Net income	1,835.7	1,449.6	3,098.5
Less: net income (loss) attributable to redeemable non-controlling interests	47.0	(108.3)	15.6
Net income attributable to T. Rowe Price Group	$1,788.7	$1,557.9	$3,082.9

Earnings per share on common stock of T. Rowe Price Group
Basic	$7.78	$6.73	$13.25
Diluted	$7.76	$6.70	$13.12
The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	2023	2022	2021
Net income	$1,835.7	$1,449.6	$3,098.5
Other comprehensive income (loss)
Currency translation adjustments:
Consolidated sponsored investment products—variable interest entities	21.7	(34.9)	(37.7)
Reclassification gains recognized in non-operating investment income upon deconsolidation of certain sponsored investment products	—	(3.0)	(2.4)
Total currency translation adjustments of consolidated sponsored investment products—variable interest entities	21.7	(37.9)	(40.1)
Equity method investments	(1.6)	(14.6)	7.0
Reclassification adjustment recognized upon partial disposition of equity method investment	—	—	—
Total equity method investments	(1.6)	(14.6)	7.0
Other comprehensive income (loss) before income taxes	20.1	(52.5)	(33.1)
Net deferred tax benefits (income taxes)	(1.9)	5.0	3.4
Total other comprehensive income (loss)	18.2	(47.5)	(29.7)
Total comprehensive income	1,853.9	1,402.1	3,068.8
Less: comprehensive income (loss) attributable to redeemable non-controlling interests	59.7	(129.1)	(10.6)
Comprehensive income attributable to T. Rowe Price Group	$1,794.2	$1,531.2	$3,079.4
The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2023	2022	2021
Cash flows from operating activities
Net income	$1,835.7	$1,449.6	$3,098.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and impairment of property, equipment and software	254.8	225.7	204.8
Amortization and impairment of acquisition-related assets and retention arrangements	226.8	420.1	—
Fair value remeasurement of contingent consideration liability	(82.4)	(161.2)	—
Stock-based compensation expense	265.6	285.4	274.6
Net (gains) losses recognized on other investments	(460.8)	210.6	(122.5)
Net investments in sponsored investment products used to economically hedge supplemental savings plan liability	56.1	(18.8)	(85.7)
Net change in securities held by consolidated sponsored investment products	(1,070.3)	87.9	14.9
Other changes in assets and liabilities	193.6	(139.9)	67.4
Net cash provided by operating activities	1,219.1	2,359.4	3,452.0

Cash flows from investing activities
Purchases of sponsored investment products	(85.3)	(55.1)	(48.0)
Dispositions of sponsored investment products	616.6	263.6	1,625.8
Net cash of sponsored investment products on consolidation (deconsolidation)	(56.8)	(8.7)	(16.9)
Additions to property and equipment	(307.9)	(237.6)	(239.1)
Acquisition, net of cash acquired	—	—	(2,450.8)
Other investing activity	(38.4)	(3.7)	30.9
Net cash used in investing activities	128.2	(41.5)	(1,098.1)

Cash flows from financing activities
Repurchases of common stock	(254.4)	(849.8)	(1,138.5)
Common share issuances under stock-based compensation plans	(18.0)	(36.2)	(81.6)
Dividends paid to common stock and equity-award holders	(1,121.7)	(1,107.4)	(1,701.9)
Net distributions to non-controlling interests in consolidated entities	(43.3)	(35.1)	—
Net subscriptions (redemptions) from redeemable non-controlling interest holders	358.8	(48.4)	(66.8)
Net cash used in financing activities	(1,078.6)	(2,076.9)	(2,988.8)
Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment products	0.4	9.5	2.6
Net change in cash and cash equivalents during period	269.1	250.5	(632.3)
Cash and cash equivalents at beginning of period, including $119.1 million at December 31, 2022, $101.1 million at December 31, 2021 and $104.8 million at December 31, 2020 held by consolidated sponsored investment products	1,874.7	1,624.2	2,256.5
Cash and cash equivalents at end of period, including $77.2 million at December 31, 2023, $119.1 million at December 31, 2022, and $101.1 million at December 31, 2021, held by consolidated sponsored investment products	$2,143.8	$1,874.7	$1,624.2

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (shares in thousands; dollars in millions)

	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	Non-controlling interests in consolidated entities	Total permanent stockholders' equity	Redeemable non-controlling interests
Balances at December 31, 2020	227,965	$45.6	$654.6	$7,029.8	$(23.0)	$7,707.0	$—	$7,707.0	$1,561.7
Net income (loss)	—	—	—	3,082.9	—	3,082.9	—	3,082.9	15.6
Other comprehensive income (loss), net of tax	—	—	—	—	(3.5)	(3.5)	—	(3.5)	(26.2)
Dividends declared ($4.32 per share)	—	—	—	(1,003.5)	—	(1,003.5)	—	(1,003.5)	—
Special cash dividend declared ($3.00 per share)	—	—	—	(699.5)	—	(699.5)	—	(699.5)	—
Common stock-based compensation plans activity:
Shares issued upon option exercises	1,206	0.2	46.8	—	—	47.0	—	47.0	—
Restricted shares issued, net of shares withheld for taxes	6	—	—	—	—	—	—	—	—
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	1,492	0.3	(128.0)	—	—	(127.7)	—	(127.7)	—
Stock-based compensation expense	—	—	274.6	—	—	274.6	—	274.6	—
Restricted stock units issued as dividend equivalents	—	—	0.6	(0.7)	—	(0.1)	—	(0.1)	—
Common shares repurchased	(5,941)	(1.2)	(809.4)	(325.4)	—	(1,136.0)	—	(1,136.0)	—
Common shares issued for acquisition	4,447	0.9	880.6			881.5	—	881.5	—
Non-controlling interests	—	—	—	—	—	—	248.7	248.7	—
Net redemptions from sponsored investment products	—	—	—	—	—	—	—	—	(67.7)
Net deconsolidations of sponsored investment products	—	—	—	—	—	—	—	—	(501.1)
Balances at December 31, 2021	229,175	45.8	919.8	8,083.6	(26.5)	9,022.7	248.7	9,271.4	982.3
Net income (loss)	—	—	—	1,557.9	—	1,557.9	(22.9)	1,535.0	(108.3)
Other comprehensive income (loss), net of tax	—	—	—	—	(26.5)	(26.5)	—	(26.5)	(21.0)
Dividends declared ($4.80 per share)	—	—	—	(1,108.7)	—	(1,108.7)	—	(1,108.7)	—
Common stock-based compensation plans activity:
Shares issued upon option exercises	522	0.1	28.2	—	—	28.3	—	28.3	—
Restricted shares issued, net of shares withheld for taxes	9	—	—	—	—	—	—	—	—
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	1,355	0.3	(64.6)	—	—	(64.3)	—	(64.3)	—
Stock-based compensation expense	—	—	285.4	—	—	285.4	—	285.4	—
Restricted stock units issued as dividend equivalents	—	—	0.5	(0.5)	—	—	—	—	—
Common shares repurchased	(6,751)	(1.3)	(731.4)	(122.6)	—	(855.3)	—	(855.3)	—
Net distributions to non-controlling interests in consolidated entities	—	—	—	—	—	—	(35.1)	(35.1)
Net redemptions from sponsored investment products	—	—	—	—	—	—	—	—	(49.3)
Net deconsolidations of sponsored investment products	—	—	—	—	—	—	—	—	(147.0)
Balances at December 31, 2022	224,310	$44.9	$437.9	$8,409.7	$(53.0)	$8,839.5	$190.7	$9,030.2	$656.7

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (shares in thousands; dollars in millions)

	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	Non-controlling interests in consolidated entities	Total permanent stockholders' equity	Redeemable non-controlling interests
Balances at December 31, 2022	224,310	$44.9	$437.9	$8,409.7	$(53.0)	$8,839.5	$190.7	$9,030.2	$656.7
Net income (loss)	—	—	—	1,788.7	—	1,788.7	44.6	1,833.3	47.0
Other comprehensive income (loss), net of tax	—	—	—	—	5.5	5.5	—	5.5	12.7
Dividends declared ($4.88 per share)	—	—	—	(1,121.9)	—	(1,121.9)	—	(1,121.9)	—
Common stock-based compensation plans activity:
Shares issued upon option exercises	585	0.1	35.6	—	—	35.7	—	35.7	—
Restricted shares withheld for taxes, net of shares issued	57	—	—	—	—	—	—	—	—
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	1,413	0.3	(54.0)	—	—	(53.7)	—	(53.7)	—
Stock-based compensation expense	—	—	265.6	—	—	265.6	—	265.6	—
Restricted stock units issued as dividend equivalents	—	—	0.4	(0.4)	—	—	—	—	—
Common shares repurchased	(2,427)	(0.5)	(253.8)		—	(254.3)	—	(254.3)	—
Net distributions to non-controlling interests in consolidated entities	—	—	—	—	—	—	(43.3)	(43.3)	—
Net subscriptions into sponsored investment products	—	—	—	—	—	—	—	—	356.9
Net deconsolidations of sponsored investment products	—	—	—	—	—	—	—	—	(479.2)
Balances at December 31, 2023	223,938	$44.8	$431.7	$9,076.1	$(47.5)	$9,505.1	$192.0	$9,697.1	$594.1
(1) Accumulated other comprehensive income

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PREPARATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

T. Rowe Price Group, Inc. derives its consolidated revenues and net income primarily from investment advisory services that its subsidiaries provide to individual and institutional investors that invest in a broad range of investment solutions across equity, fixed income, multi-asset, and alternative capabilities. We also provide certain investment advisory clients with related administrative services, including distribution, mutual fund transfer agent, accounting, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; brokerage; trust services; and non-discretionary advisory services through model delivery.

The investment solutions are provided in a number of vehicles including the T. Rowe Price U.S. mutual funds ("U.S. mutual funds"), subadvised funds, separately managed accounts, collective investment trusts, and other T. Rowe Price products. The other T. Rowe Price products include: open-ended investment products offered to investors outside the U.S., products offered through variable annuity life insurance plans in the U.S., affiliated private investment funds and collateralized loan obligations.

Investment advisory revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations.

BASIS OF PREPARATION.

These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States. These principles require that we make certain estimates and assumptions. Actual results may vary from our estimates. We completed our acquisition of Oak Hill Advisors, L.P. and other entities that have common ownership (collectively, "OHA") on December 29, 2021, therefore, our results of operations for 2021 does not include any financial results of OHA. Additionally, certain prior period tax-related amounts were recast to conform to current year presentation.

U.S. INFLATION REDUCTION LEGISLATION.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 ("IRA"). The IRA establishes new tax provisions and various incentives and tax credits. Among other things, the IRA created a 15% minimum tax on adjusted book income effective for taxable years beginning after December 31, 2022 as well as an excise tax of 1% on stock repurchases, net of stock issuances, for publicly traded companies effective for net stock repurchases made after December 31, 2022. The impact of the IRA’s provisions was not material to our financial position and results of operations.

NEWLY ISSUED BUT NOT YET ADOPTED ACCOUNTING GUIDANCE.

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07 - Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The amendment requires annual and interim disclosures of significant segment expenses that are regularly provided to the chief operating decision maker by reportable segment and clarifies that single reportable segment entities are required to apply all existing segment disclosures in the guidance. The amendment is effective for the firm on January 1, 2024 and is retrospectively applicable to all prior periods presented in its consolidated financial statements. We are currently evaluating the impact of adopting this standard, however, we expect the standard to result in additional segment footnote disclosures.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09 - Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. This amendment is effective for the firm on January 1, 2025. We are currently evaluating the impact of adopting this standard and have not yet determined our transition approach.

20

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our consolidated statements, including those we have not yet adopted. We do not believe that any such guidance has or will have a material effect on our financial position or results of operations.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Consolidation

Our consolidated financial statements include the accounts of all wholly-owned subsidiaries, majority-owned entities that are entitled to a disproportionate allocation of income of affiliated private investment funds ("carried interest entities"), and sponsored investment products in which we have a controlling interest. We are deemed to have a controlling interest when we own the majority of a voting interest entity ("VOE") or are deemed to be the primary beneficiary of a variable interest entity ("VIE"). We perform an analysis of our investments to determine if the investment entity is a VOE or a VIE. Our analysis involves judgment and considers several factors, including an entity’s legal organization, capital structure, the rights of the equity investment holders, our ownership interest in the entity, and our contractual involvement with the entity. We continually review and reconsider our VOE or VIE conclusions upon the occurrence of certain events, such as changes to our ownership interest, changes to an entity’s legal structure, or amendments to governing documents. All material accounts and transactions between consolidated entities are eliminated in consolidation.

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

Our Luxembourg-based SICAV funds, and other sponsored investment products regulated outside the U.S., that we provide seed capital were determined to be VIEs and are consolidated when we are the primary beneficiary.

We have determined that our carried interest entities are considered VIEs and T. Rowe Price is determined to be the primary beneficiary of these entities. Further, our carried interest entities hold general partner interests in affiliated private investment funds that are VIEs, though these carried interest entities were determined to not be the primary beneficiary. Therefore, these affiliated private investment funds are not consolidated.

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

20

Cash equivalents

Cash equivalents consist primarily of short-term, highly liquid investments in T. Rowe Price money market mutual funds. The cost of these funds is equivalent to fair value.

Investments

Investments held at fair value
Investments in sponsored investment products have been made for both general corporate investment purposes and to provide seed capital for newly formed products. Those investments that we do not consolidate are carried at fair value using the quoted closing NAV per share of each fund as of the balance sheet date. The underlying portfolio investments held by our consolidated sponsored investment products retain investment company specialized accounting in consolidation; are considered securities held in a trading account for cash flow reporting purposes; and are valued in accordance with the valuation and pricing policy used to value our assets under management which is further described in the Revenue Recognition policy below.
We elected to value our interest in investment partnerships, for which market prices or quotations are not readily available, at fair value using the NAV per share as a practical expedient.

Changes in the fair values of all these investments are reflected in non-operating income in our consolidated statements of income.

Equity method investments
Equity method investments consist of investments in entities, including sponsored investment products and investments in affiliated private investments funds - seed/co-investment, for which we have the ability to exercise significant influence over the operating and financial policies of the investee. The carrying values of these investments are adjusted to reflect our proportionate share of the investee's net income or loss, any unrealized gain or loss resulting from the translation of foreign-denominated financial statements into U.S. dollars, and dividends received. Our proportionate share of income or loss is included in non-operating income in our consolidated statements of income.

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

Investments in affiliated private investment funds - carried interest
The investments in affiliated private investment funds - carried interest represent interests in general partners of affiliated private investment funds that have arrangements that entitle them to a disproportionate allocation of income, which is also referred to as carried interest. We account for these investments as financial instruments under ASC 323, Investments – Equity Method and Joint Ventures ("ASC 323") since the general partner has significant governance rights in the investment funds in which it invests, which demonstrate significant influence. The income earned is recognized as capital-allocation based income in our consolidated statements of income.

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
20

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

Intangible assets

Intangible assets consist primarily of acquired investment advisory agreements and trade name. The fair values of the acquired investment advisory agreements were based on the net present value of estimated future cash flows attributable to the agreements, which included significant assumptions related to revenue, discount rate, and effective tax rate. The investment advisory agreement intangible assets are amortized using the straight-line method over their estimated useful lives unless the asset is determined to have an indefinite life as there is no foreseeable limit on the contract period. The weighted average remaining useful life of definite-lived intangibles assets is approximately 5.5 years.

The trade name fair value was determined using the relief from royalty method based on net present value of estimated cash flows, which include significant assumptions about royalty rate, revenue growth rate, discount rate and effective tax rate. Additionally, we identified the trade name intangible asset as indefinite-lived as there is no foreseeable limit on use of the acquired name.

Indefinite-lived intangible assets are tested for impairment annually or more frequently when an event occurs or circumstances change that more likely than not reduce the fair value of the indefinite-lived intangible asset below its carrying value.The fair value for each asset is determined using a discounted cash flow analysis where estimated future cash flows were discounted to arrive at a single present value amount. This approach includes inputs that require significant management judgment, the most relevant of which include revenue growth, discount rates, and effective tax rates.

Definite-lived intangible assets are tested when there is an indication of impairment. Impairment is indicated when the carrying value of the asset is not recoverable and exceeds its fair value. If indicators are present, we perform a recoverability test by comparing the estimated undiscounted future cash flows attributable to the asset group in question to the asset group’s carrying amount. If the undiscounted estimated future cash flows are less than the carrying amount of the asset, the asset’s cost is adjusted to fair value and an impairment loss is recognized. The fair
20

value is determined using a discounted cash flow analysis where estimated future cash flows are discounted to arrive at a single present value amount. This approach includes inputs that require significant management judgment, the most relevant of which included revenue growth, discount rates, and effective tax rates.

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

Stock-based compensation

We maintain two stockholder-approved employee long-term incentive plans (2020 Long-Term Incentive Plan and 2012 Long-Term Incentive Plan (collectively, the LTI Plans), and two stockholder-approved non-employee director plans (2017 Non-Employee Director Equity Plan and 2007 Non-Employee Director Equity Plan, collectively the Director Plans). We believe that our stock-based compensation programs align the interests of our employees and directors with those of our common stockholders. As of December 31, 2023, a total of 9,004,208 shares were available for future grant under the 2020 Long-Term Incentive Plan and the 2017 Non-Employee Director Equity Plan (2017 Plan).

Under our LTI Plans, we have issued restricted stock units to employees that settle in shares of our common stock after vesting. Vesting of these awards is based on the individual continuing to render service over an average 5.0 year graded schedule. All restricted stock unit holders receive non-forfeitable cash dividend equivalents on our dividend payable date. We are also authorized to grant qualified incentive and nonqualified fixed stock options with a maximum term of 10 years. We have not granted options to employees since 2015.

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

The changes in accumulated balances of each component of other comprehensive income, the deferred tax impacts of each component, and information about significant items reclassified out of accumulated other comprehensive income are presented in the notes to the consolidated financial statements. The notes also indicate the line item of our consolidated statements of income in which the significant reclassifications were recognized.

We reclassify income tax effects relating to currency translation adjustments to tax expense when there is a reduction in our ownership interest in the related investment. The amount of the reclassification depends on the investment’s accounting treatment before and after the change in ownership percentage.

NOTE 2 – CASH EQUIVALENTS.

Cash equivalent investments in the T. Rowe Price money market mutual funds aggregate to $1,678.1 million at December 31, 2023, and $1,412.0 million at December 31, 2022. Dividends earned on these investments totaled $101.3 million in 2023, $30.0 million in 2022, and $0.3 million in 2021.

20

NOTE 3 – INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Revenues earned during the years ended December 31, 2023, 2022 and 2021, are included in the table below along with details of investment advisory revenues earned from clients by their underlying asset class. We have also included average assets under management by asset class, on which we earn the investment advisory revenues.

(in millions)	2023	2022	2021
Investment advisory fees
Equity	$3,445.5	$3,759.7	$4,899.9
Fixed income, including money market	401.5	427.4	409.8
Multi-asset	1,583.4	1,508.9	1,788.4
Alternatives	317.3	273.1	—
Total investment advisory fees	$5,747.7	$5,969.1	$7,098.1
Capital allocation-based income	161.9	(54.3)	—
Total administrative, distribution, and servicing fees	550.9	573.6	573.8
Net revenues	$6,460.5	$6,488.4	$7,671.9

Average AUM (in billions):
Equity	$705.2	$763.6	$972.0
Fixed income, including money market	169.3	173.4	177.7
Multi-asset	442.3	418.7	449.6
Alternatives	45.5	42.7	—
Average AUM	$1,362.3	$1,398.4	$1,599.3

Total net revenues earned from sponsored investment products totaled $5,327.9 million in 2023, $5,326.3 million in 2022, and $6,259.3 million in 2021. Accounts receivable from these products aggregate to $533.9 million at December 31, 2023 and $492.4 million at December 31, 2022.

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for 8.6% and 9.1% of our assets under management at December 31, 2023 and 2022, respectively.

20

NOTE 4 – INVESTMENTS.

The carrying values of investments that are not part of the consolidated sponsored investment products at December 31 are as follows:

(in millions)	2023	2022
Investments held at fair value
T. Rowe Price investment products
Discretionary investments	$246.4	$242.0
Seed capital	247.8	195.1
Supplemental savings plan liability economic hedges	806.6	760.7
Investment partnerships and other investments	69.7	87.1
Investments in affiliated collateralized loan obligations	8.4	6.4
Equity method investments
T. Rowe Price investment products
Discretionary investments	5.3	199.6
Seed capital	91.1	125.7
Supplemental savings plan liability economic hedges	21.0	—
Investment in UTI Asset Management Company Limited (India)	164.5	158.8
Investments in affiliated private investment funds - carried interest	519.9	467.8
Investments in affiliated private investment funds - seed/co-investment	253.4	173.8
Other investment partnerships and investments	2.2	2.4
Held to maturity
Investments in affiliated collateralized loan obligations	94.1	109.6
Certificates of deposit	23.3	9.2
U.S. Treasury note	1.0	1.0
Total	$2,554.7	$2,539.2

INVESTMENTS AT FAIR VALUE

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

During 2023, we recognized $86.7 million of net unrealized gains on investments held at fair value that were still held at December 31, 2023. For 2022, we recognized $240.5 million of net unrealized losses on investments held at fair value that were still held at December 31, 2022. For 2021, we recognized $63.6 million of net unrealized gains on investments held at fair value that were still held at December 31, 2021.

Dividends, including capital gain distributions, earned on the sponsored investment products held at fair value, totaled $38.2 million in 2023, $45.3 million in 2022, and $90.2 million in 2021.

During each of the last three years, certain sponsored investment products in which we provided initial seed capital at the time of formation were deconsolidated, as we no longer had a controlling interest. Depending on our ownership interest, we are now reporting our residual interests in these sponsored investment products as either an equity method investment or an investment held at fair value. Additionally, during 2023 and 2022, certain sponsored investment products that were being accounted for as either equity method or fair value investments were consolidated, as we regained a controlling interest. The net impact of these changes on our consolidated balance
20

sheets and statements of income as of the dates the portfolios were deconsolidated or reconsolidated is detailed below.

(in millions)	2023	2022	2021
Net decrease in assets of consolidated sponsored investment products	$(663.8)	$(256.9)	$(753.0)
Net decrease in liabilities of consolidated sponsored investment products	$(29.7)	$(12.8)	$(17.6)
Net decrease in redeemable non-controlling interests	$(479.2)	$(147.2)	$(501.1)

Gains recognized upon deconsolidation	$—	$3.0	$2.4
The gains recognized upon deconsolidation were the result of reclassifying currency translation adjustments accumulated on certain sponsored investment products with non-USD functional currencies from accumulated other comprehensive income to non-operating income.

INVESTMENTS IN AFFILIATED COLLATERALIZED LOAN OBLIGATIONS.

These investments represent European CLOs that invest in 5% vertical strips in each class of rated notes and subordinated notes. Certain investments in the debt tranches of the CLOs are measured at amortized cost as investments held to maturity and included in investments in our consolidated balance sheets. The subordinated note tranches of these investments are accounted for as equity method investments and our allocable share of income is included in non-operating income (loss) in the consolidated statements of income. Certain of the investments in the debt tranches of the CLOs have been pledged as collateral against the repurchase agreements.

There is debt associated with our long-term investments in affiliated collateralized loan obligations (“CLOs”). This debt is carried at $89.4 million at December 31, 2023 and $103.0 million at December 31, 2022, and is reported in accounts payable and accrued expenses in our consolidated balance sheets. The debt includes outstanding repurchase agreements of €65.5 million (equivalent to $72.3 million at December 31, 2023 and $71.3 million at December 31, 2022 at the respective EUR spot rates) that are collateralized by the CLO investments. The debt also includes outstanding note facilities of €15.5 million (equivalent to $17.1 million at December 31, 2023 and $31.7 million at December 31, 2022 at the respective EUR spot rates) that are collateralized by first priority security interests in the assets of a consolidated subsidiary that is party to the notes. These note facilities bear interest at rates based on EURIBOR plus the initial margin, which equals all-in rates ranging from 1.15% to 12.87% as of December 31, 2023. The debt matures on various dates through 2035 or if the investments are paid back in full or cancelled, whichever is sooner.

VARIABLE INTEREST ENTITIES.
Our investments at December 31, 2023 and 2022, include interests in variable interest entities that we do not consolidate as we are not deemed the primary beneficiary. Our maximum risk of loss related to our involvement with these entities is as follows:

(in millions)	2023	2022
Investment carrying values	$919.3	$762.2
Unfunded capital commitments	94.1	84.7
Accounts receivable	92.1	91.5
	$1,105.5	$938.4

The unfunded capital commitments, totaling $94.1 million at December 31, 2023, and $84.7 million at December 31, 2022, relate primarily to the affiliated private investment funds and the investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be called under certain circumstances.

20

INVESTMENTS IN AFFILIATED FUNDS - CARRIED INTEREST.

Certain of the investments in affiliated funds represent the general partners interest in affiliated private investment funds and are entitled to a disproportionate allocation of income. These general partner entities are considered variable interest entities and are consolidated as T. Rowe Price is determined to be the primary beneficiary.

The total assets, liabilities and non-controlling interests of these consolidated variable interest entities as of December 31 are as follows:

(in millions)	2023	2022
Assets	$564.7	$526.2
Liabilities	$1.9	$15.8
Non-controlling interest	$192.0	$190.7

NOTE 5 – FAIR VALUE MEASUREMENTS.

We determine the fair value of our cash equivalents and certain investments using the following broad levels of inputs as defined by related accounting standards:

Level 1 – quoted prices in active markets for identical financial instruments accessible at the reporting date.
Level 2 – observable inputs other than Level 1 quoted prices including, but not limited to, quoted prices for similar financial instruments in active markets, quoted prices for identical or similar financial instruments in inactive markets, interest rates and yield curves, implied volatilities, and credit spreads. These inputs are based on market data obtained from independent sources.
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

	2023			2022
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
T. Rowe Price investment products
Cash equivalents held in money market funds	$1,678.1	$—	$—	$1,412.0	$—	$—
Discretionary investments	246.4	—	—	242.0	—	—
Seed capital	206.0	41.8	—	161.0	34.1	—
Supplemental savings plan liability economic hedges	806.6	—	—	760.7	—	—
Other investments	0.7	—	—	0.6	0.1	—
Investments in affiliated collateralized loan obligations	—	8.4	—	—	6.4	—
Total	$2,937.8	$50.2	$—	$2,576.3	$40.6	$—

Contingent consideration liability	$—	$—	$13.4	$—	$—	$95.8

The fair value hierarchy level table above does not include the investment partnerships and other investments for which fair value is estimated using their NAV per share as a practical expedient. The carrying value of these investments as disclosed in Note 4 were $69.0 million at December 31, 2023 and $86.4 million at December 31, 2022.

20

As part of the purchase consideration for our acquisition of OHA in December 2021, there was contingent consideration in the amount of up to $900.0 million as part of an earnout cash payment that may be due starting in 2025 and ending in 2027, upon satisfying or exceeding certain defined revenue targets. These defined revenue targets are evaluated on a cumulative basis beginning at the end of 2024, with the ability to extend two additional years if the defined revenue targets are not achieved. The earnout amount is subject to a proportional reduction if OHA's actual revenue at the end of the earnout period does not meet the defined revenue targets and could result in no earnout payout if OHA's actual revenue falls below 75% of the defined revenue target. About 22% of the earnout is conditioned upon continued service with T. Rowe Price and was excluded from the purchase consideration and deemed compensatory. The fair value of the earnout deemed compensatory is remeasured each reporting period and recognized over the related service period. For the year ended December 31, 2023 and 2022, the amounts recognized as part of compensation expense in our consolidated statements of income were immaterial.

The change in the contingent consideration liability measured at fair value for which we used Level 3 inputs to determine fair value is as follows:

	Year-ended
(in millions)	12/31/2023	12/31/2022
Balance at beginning of the year	$95.8	$306.3
Measurement period adjustment	—	(49.3)
Unrealized gains, included in earnings	(82.4)	(161.2)
Balance at end of the year	$13.4	$95.8

The fair value of the contingent consideration is measured using the Monte Carlo simulation methodology of valuation. The most significant assumptions used relate to the discount rates and from changes pertaining to the achievement of the defined financial targets.
In addition, simultaneously with the OHA acquisition, a Value Creation Agreement was entered into whereby certain employees of OHA will receive incentive payments equal to 10% of the appreciated value of the OHA business on the fifth anniversary of the acquisition date, subject to an annualized preferred return to T. Rowe Price. This arrangement is treated as a post-combination compensation expense. This arrangement will be remeasured at fair value at each reporting date and recognized over the related service period. For the year ended December 31, 2023 and 2022, the amounts recognized as part of compensation expense in our consolidated statements of income were immaterial.

During 2023 and 2022, we recognized impairment charges on certain of our identified intangible assets related to the OHA acquisition. As part of the impairment recognition, a fair value measurement was determined for these intangible assets. See Note 9 for further discussion of the impairments.

NOTE 6 – CONSOLIDATED SPONSORED INVESTMENT PRODUCTS.

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

20

The following table details the net assets of the consolidated sponsored investment products at December 31:

	2023			2022
(in millions)	VOE	VIE	Total	VOE	VIE	Total
Cash and cash equivalents(1)	$25.7	$51.5	$77.2	$16.2	$102.9	$119.1
Investments(2)	718.0	1,129.0	1,847.0	205.3	1,255.5	1,460.8
Other assets	11.2	23.9	35.1	6.3	17.2	23.5
Total assets	754.9	1,204.4	1,959.3	227.8	1,375.6	1,603.4
Liabilities	19.0	35.2	54.2	50.0	39.1	89.1
Net assets	$735.9	$1,169.2	$1,905.1	$177.8	$1,336.5	$1,514.3

Attributable to T. Rowe Price Group	$589.9	$721.1	$1,311.0	$142.4	$715.2	$857.6
Attributable to redeemable non-controlling interests	146.0	448.1	594.1	35.4	621.3	656.7
	$735.9	$1,169.2	$1,905.1	$177.8	$1,336.5	$1,514.3
(1) Cash and cash equivalents includes $16.2 million and $2.6 million at December 31, 2023 and 2022, respectively, of investments in
T. Rowe Price money market mutual funds.
(2) Investments include $6.2 million and $7.6 million at December 31, 2023 and 2022, respectively, of sponsored investment products.

Although we can generally redeem our net interest in the sponsored investment products at any time, we cannot directly access or sell the assets held by these products to obtain cash for general operations. Additionally, the assets of these investment products are not available to our general creditors.

Since third-party investors in these investment products have no recourse to our credit, our overall risk related to the net assets of consolidated sponsored investment products is limited to valuation changes associated with our net interest. However, we are required to recognize the valuation changes associated with all underlying investments held by these products in our consolidated statements of income and disclose the portion attributable to third-party investors as net income attributable to redeemable non-controlling interests.

The operating results of the consolidated sponsored investment products, are reflected in our consolidated statements of income for the year ended December 31 as follows:

	2023			2022			2021
(in millions)	VOE	VIE	Total	VOE	VIE	Total	VOE	VIE	Total
Operating expenses reflected in net operating income	$(3.7)	$(7.4)	$(11.1)	$(.5)	$(7.7)	$(8.2)	$(.6)	$(11.6)	$(12.2)
Net gains (losses) reflected in non-operating income	52.4	112.2	164.6	(13.4)	(190.1)	(203.5)	18.0	56.7	74.7
Impact on income before taxes	$48.7	$104.8	$153.5	$(13.9)	$(197.8)	$(211.7)	$17.4	$45.1	$62.5

Net income (loss) attributable to T. Rowe Price Group	$40.9	$65.6	$106.5	$(9.5)	$(93.9)	$(103.4)	$11.4	$35.5	$46.9
Net income (loss) attributable to redeemable non-controlling interests	7.8	39.2	47.0	(4.4)	(103.9)	(108.3)	6.0	9.6	15.6
	$48.7	$104.8	$153.5	$(13.9)	$(197.8)	$(211.7)	$17.4	$45.1	$62.5
The operating expenses of these consolidated products are reflected in other operating expenses. In preparing our consolidated financial statements, we eliminated operating expenses of $2.1 million in 2023, $2.0 million in 2022, and $5.5 million in 2021, against the investment advisory and administrative fees earned from these products. The net gains (losses) reflected in non-operating income includes dividend and interest income and realized and unrealized gains and losses on the underlying securities held by the consolidated sponsored investment products.

20

The following table details the impact of these consolidated investment products on the individual lines of our consolidated statements of cash flows.

	2023			2022			2021
(in millions)	VOE	VIE	Total	VOE	VIE	Total	VOE	VIE	Total
Net cash provided by operating activities	$(517.5)	$(371.4)	$(888.9)	$(84.1)	$6.9	$(77.2)	$(135.3)	$160.8	$25.5
Net cash provided by (used in) investing activities	(32.7)	(24.1)	(56.8)	.1	(8.8)	(8.7)	(11.9)	(5.0)	(16.9)
Net cash used in financing activities	559.7	343.7	903.4	92.9	1.5	94.4	147.4	(162.3)	(14.9)
FX impact on cash	—	0.4	0.4	—	9.5	9.5	—	2.6	2.6
Net change in cash and cash equivalents during period	9.5	(51.4)	(41.9)	8.9	9.1	18.0	0.2	(3.9)	(3.7)
Cash and cash equivalents at beginning of year	16.2	102.9	119.1	7.3	93.8	101.1	7.1	97.7	104.8
Cash and cash equivalents at end of year	$25.7	$51.5	$77.2	$16.2	$102.9	$119.1	$7.3	$93.8	$101.1

The net cash provided by financing activities includes $544.6 million in 2023, $142.8 million in 2022 and $51.9 million in 2021, of net subscriptions we made into the consolidated sponsored investment products, net of dividends received. These cash flows were eliminated in consolidation.

FAIR VALUE MEASUREMENTS.

We determine the fair value of investments held by consolidated sponsored investment products using the following broad levels of inputs as defined by related accounting standards:

Level 1 – quoted prices in active markets for identical financial instruments accessible at the reporting date.
Level 2 – observable inputs other than Level 1 quoted prices including, but not limited to, quoted prices for similar financial instruments in active markets, quoted prices for identical or similar financial instruments in inactive markets, interest rates and yield curves, implied volatilities, and credit spreads. These inputs are based on market data obtained from independent sources.
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

	2023			2022
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents	$17.2	$8.0	$—	$4.4	$20.6	$—
Equity securities	365.1	213.6	—	136.7	167.8	—
Fixed income securities	—	1,241.9	—	—	1,051.1	—
Other investments	3.6	22.8	—	3.3	30.1	71.8
	$385.9	$1,486.3	$—	$144.4	$1,269.6	$71.8

Liabilities	$(5.1)	$(16.2)	$—	$(0.9)	$(19.1)	$—

20

The fair value of Level 3 investments held by consolidated sponsored investment products are derived from inputs that are unobservable and which reflect the company's own determinations about the assumptions that market participants would use in pricing the investments, including assumptions about risk. These inputs are developed based on the company's own data, which is adjusted if information indicates that market participants would use different assumptions. Changes in fair value Level 3 are solely attributable to the deconsolidation of certain investments in 2023, and the purchase of investments in 2022.

The following table provides information about the significant Level 3 inputs:

	Fair value measurements as of December 31, 2022
(in millions)	Fair value	Valuation techniques	Unobservable inputs	Ranges
Other investments	$71.8	Market Yield (Comparables)	Yield	9.8% - 12.4%

There were no transfers into or out of Level 3 of the fair value hierarchy for the year ended December 31, 2023 or 2022.

NOTE 7 – LEASES.
All of our leases are operating leases and primarily consist of real estate leases for corporate offices, data centers, and other facilities. In December 2020, we announced that we signed a letter of intent for a long-term lease for our global headquarters in a different downtown location in Baltimore, Maryland and plan to relocate in late 2024.
At December 31, 2023, the weighted-average remaining lease term on our leases is approximately 10.3 years and the weighted-average discount rate used to measure the lease liabilities is 3.3%.

Operating lease expense was $52.4 million in 2023, $50.0 million in 2022, and $32.5 million in 2021. Charges related to our operating leases that are variable, including variable common area maintenance charges and other management-related costs, and not included in the measurement of the lease liabilities, were $11.2 million in 2023. We made lease payments of $42.4 million during 2023.

Our future undiscounted cash flows related to our operating leases, and the reconciliation to the operating lease liability as of December 31, 2023, are as follows:

(in millions)	2023
2024	$57.5
2025	26.4
2026	35.2
2027	35.3
2028	33.1
Thereafter	178.7
Total future undiscounted cash flows	366.2
Less: imputed interest to be recognized in lease expense	(57.7)
Operating lease liabilities, as reported	$308.5

20

NOTE 8 – PROPERTY, EQUIPMENT AND SOFTWARE.

Property, equipment and software at December 31 consists of:

(in millions)	2023	2022
Computer and communications software and equipment	$1,497.3	$1,364.6
Buildings and improvements	490.7	488.9
Leasehold improvements	260.9	236.3
Furniture and other equipment	207.8	209.7
Land	25.7	25.7
	2,482.4	2,325.2
Less accumulated depreciation and amortization	1,675.8	1,569.5
Total	$806.6	$755.7

Compensation and related costs attributable to the development of computer software for internal use, totaling $156.1 million in 2023, $134.6 million in 2022, and $137.6 million in 2021, have been capitalized.

NOTE 9 - GOODWILL AND INTANGIBLE ASSETS.

Goodwill and intangible assets consist of the following:

(in millions)	As of December 31,
	2023	2022
Goodwill	$2,642.8	$2,642.8
Indefinite-lived intangible assets - trade name	117.1	117.1
Indefinite-lived intangible assets - investment advisory agreements	65.6	65.6
Definite-lived intangible assets - investment advisory agreements	324.6	447.1
Total	$3,150.1	$3,272.6

20

GOODWILL.

Goodwill activity during the years ended December 31, 2023 and 2022, was as follows:

(in millions)	2023	2022
Balance, beginning of the year	$2,642.8	$2,693.2
Measurement period adjustments	—	(50.4)
Balance, end of the year	$2,642.8	$2,642.8

We evaluate the carrying amount of goodwill in our consolidated balance sheets for possible impairment on an annual basis in the fourth quarter of each year using a fair value approach. We did not record any impairment charges for goodwill for the years ended December 31, 2023, 2022, or 2021.

INTANGIBLE ASSETS.

Intangible assets consisted of the following:

(in millions)	Remaining weighted-average estimated useful life	Gross carrying amount	Accumulated amortization & impairments	Net carrying amount
December 31, 2023
Definite-lived intangible assets - Investment advisory agreements	5.5	613.9	(289.3)	324.6

December 31, 2022
Definite-lived intangible assets - Investment advisory agreements	6.5	613.9	(166.8)	447.1

Amortization and Impairments.

We recognized no impairments of indefinite-lived intangibles in 2023 compared with $116.8M in 2022. Of the $116.8M in impairments in 2022, $99.2M was attributable to investment advisory agreements and $17.6M for the trade name.The impairments in 2022 were the result of reduced growth expectations for both management and incentive fees and a higher discount rate.

We recognized insignificant impairments of definite-lived intangibles in 2023 compared with $58.3M in 2022. The impairments in 2022 were the result of reduced growth expectations for both management and incentive fees and a higher discount rate.

Amortization and impairment expense for the definite-lived investment advisory agreement intangible assets was $122.5 million for 2023. Estimated amortization expense for the definite-lived investment advisory agreements intangible assets for the five succeeding years is a follows:

(in millions)	2023
2024	$87.2
2025	85.8
2026	68.7
2027	46.7
2028	14.3

20

NOTE 10 – INCOME TAXES.

INCOME TAX PROVISION.

The provision for income taxes consists of:

(in millions)	2023	2022	2021
Current income taxes
U.S. federal	$554.0	$574.7	$745.0
State and local	68.1	115.4	179.3
Foreign	23.9	15.5	28.1
Deferred income taxes (benefits)	8.6	(207.0)	(56.3)
Total	$654.6	$498.6	$896.1

Deferred income taxes (benefits) arise from temporary differences between taxable income for financial statement and income tax return purposes. The deferred income taxes (benefits) recognized as part of our provision for income taxes is related to:

(in millions)	2023	2022	2021
Property and equipment	$(43.2)	$(64.1)	$11.8
Asset impairments	—	4.6	2.0
Operating lease assets	(6.3)	24.8	(10.6)
Operating lease liabilities	3.8	(24.3)	10.6
Stock-based compensation	1.9	(9.0)	(8.1)
Accrued compensation	(4.1)	(0.5)	(1.6)
Supplemental savings plan liability	(26.4)	21.3	(29.3)
Acquisition-related retention liability	(14.8)	(13.6)	—
Contingent consideration liability	15.4	32.4	—
Acquired investments	(19.5)	(73.0)	—
Unrealized holding gains recognized in non-operating income	43.8	(114.6)	(26.1)
Foreign net operating losses	(31.5)	(11.0)	—
Change in valuation allowance	86.4	16.4	—
Other	3.1	3.6	(5.0)
Total net deferred income taxes (benefits)	$8.6	$(207.0)	$(56.3)

The following table reconciles the statutory federal income tax rate to our effective income tax rate.

	2023	2022	2021
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes for current year, net of federal income tax benefits(1)	2.3	3.4	3.7
Net income attributable to redeemable non-controlling interests(2)	(0.5)	1.3	(0.1)
Net excess tax benefits from stock-based compensation plans activity	0.1	(0.4)	(2.1)
Valuation allowance	3.4	—	—
Other items	—	0.3	(0.1)
Effective income tax rate	26.3%	25.6%	22.4%
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
20

DEFERRED TAX ASSETS (LIABILITIES).

The net deferred tax assets recognized in our consolidated balance sheets in other assets as of December 31 relate to the following:

(in millions)	2023	2022
Deferred tax assets
Stock-based compensation	$94.5	$96.4
Property and equipment	30.6	—
Operating lease liabilities	44.8	48.6
Accrued compensation	13.7	9.6
Acquired investments	40.3	20.8
Supplemental savings plan	195.3	168.9
Net operating loss carry-forwards	42.5	11.0
Net unrealized holding losses recognized in income	—	10.6
Currency translation adjustment	6.6	8.5
Other	9.4	17.3
Total deferred tax assets	477.7	391.7
Valuation allowance	(102.8)	(16.4)
Total deferred tax assets, net of valuation allowance	374.9	375.3

Deferred tax liabilities
Acquisition-related retention liability	(39.5)	(54.3)
Contingent consideration liability	(47.8)	(32.4)
Property and equipment	—	(12.6)
Operating lease assets	(42.8)	(49.1)
Net unrealized holding gains recognized in income	(33.2)	—
Other	(17.8)	(10.8)
Total deferred tax liabilities	(181.1)	(159.2)
Net deferred tax assets	$193.8	$216.1

We had operating loss carryforwards before tax of $173.4 million and $61.7 million at December 31, 2023 and 2022, respectively. Almost all of the operating loss carryforwards are attributable to the United Kingdom and do not expire. However, the amount of annual profits that can be relieved by losses carried forward is limited to 50%, subject to an annual allowance of GBP 5 million per group. The increase from 2022 is primarily related to operating losses generated by certain subsidiaries based outside the U.S.

We consider the need for valuation allowances against our deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. As of December 31, 2023 and 2022, the valuation allowances total $102.8 million and $16.4 million, respectively. The increase of $86.4 million in the valuation allowances was due to the uncertainty of generating sufficient taxable income in future periods in certain foreign jurisdictions. Any additional or reversal of valuation allowances in future periods will be dependent on the generation of sufficient taxable income. The future change in the valuation allowance could materially increase or decrease our income tax expenses in future periods.

We intend to repatriate earnings of T. Rowe Price foreign subsidiaries to the U.S. in an amount not to exceed these subsidiaries' previously taxed earnings and profits ("PTEP"), which are estimated to be approximately $886 million at December 31, 2023. These earnings as well as our pro rata share of the earnings of foreign corporations in which T. Rowe Price owns 10% or more were subject to the repatriation tax enacted with the U.S. tax reform and are treated as PTEP. As such, we did not record a deferred tax liability with respect to the U.S. federal or foreign withholding taxes as the PTEP should not be taxed in these jurisdictions.
20

OTHER DISCLOSURES.

Other assets include tax refund receivables of $81.0 million at December 31, 2023, and $71.2 million at December 31, 2022.

Cash outflows from operating activities include net income taxes paid of $632.0 million in 2023, $794.2 million in 2022, and $948.9 million in 2021.

In 2023, stock-based compensation plans activity increased income tax expense by $3.4 million. In 2022 and 2021, stock-based compensation plans activity decreased income tax expense by $7.1 million and $82.7 million, respectively. These income tax impacts were recognized in the income tax provision.

UNRECOGNIZED TAX BENEFITS.

The following table summarizes the changes in our unrecognized tax benefits.

(in millions)	2023	2022	2021
Balance at beginning of year	$35.4	$29.3	$26.7
Changes in tax positions related to
Current year	7.8	5.5	8.9
Prior years	0.5	1.3	(1.0)
Expired statute of limitations	(1.0)	(0.7)	(5.3)
Balance at end of year	$42.7	$35.4	$29.3

If recognized, these tax benefits would affect our effective tax rate; however, we do not expect that unrecognized tax benefits for tax positions taken with respect to 2023 and prior years will significantly change in 2024. The U.S. has concluded examinations related to federal tax obligations through the year 2021. A net interest payable related to our unrecognized tax benefits of $5.2 million at December 31, 2023, and $2.3 million at December 31, 2022, are recognized in our consolidated balance sheets. Our accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as part of our provision for income taxes. Interest recognized as part of our provision for income taxes was not material.

NOTE 11 – STOCKHOLDERS' EQUITY.

SPECIAL DIVIDEND.

On June 14, 2021, the Board of Directors declared a special cash dividend of $3.00 per common share, or $699.8 million, that was paid on July 7, 2021, to stockholders of record as of the close of business on June 25, 2021.

SHARE REPURCHASES.

The Board of Directors has authorized the future repurchase of up to 6,348,517 common shares as of December 31, 2023.

Accounts payable and accrued expenses includes liabilities of $5.4 million at December 31, 2023 for common stock repurchases that settled during the first week of January 2024.

RESTRICTED CAPITAL.

Our consolidated stockholders' equity at December 31, 2023, includes about $413 million that is restricted as to use by various regulations and agreements arising in the ordinary course of our business.
20

NOTE 12 – STOCK-BASED COMPENSATION.

SHARES AUTHORIZED FOR STOCK-BASED COMPENSATION PROGRAMS.

At December 31, 2023, a total of 17,052,156 shares of unissued common stock were authorized for issuance under our stock-based compensation plans. Additionally, a total of 3,467,496 shares are authorized for issuance under a plan whereby substantially all employees may acquire common stock through payroll deductions at prevailing market prices.

STOCK OPTIONS.

The following table summarizes the status of, and changes in, our stock options during 2023.

	Options	Weighted- average exercise price	Weighted-average remaining contractual term in years
Outstanding at December 31, 2022	2,218,506	$74.31
Exercised	(742,402)	$72.16
Outstanding at December 31, 2023	1,476,104	$75.39	1.1
Exercisable at December 31, 2023	1,476,104	$75.39	1.1

There was no stock option-based compensation expense in 2023, 2022, or in 2021.

The total intrinsic value of options exercised was $30.6 million in 2023, $40.3 million in 2022, and $177.2 million in 2021. At December 31, 2023, the aggregate intrinsic value of in-the-money options outstanding was $47.7 million. All outstanding options are exercisable.

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of, and changes in, our nonvested restricted shares and restricted stock units during 2023.

	Restricted shares	Restricted stock units	Weighted- average fair value
Nonvested at December 31, 2022	8,715	5,901,600	$142.37
Time-based grants	56,740	2,617,522	$100.89
Performance-based grants	—	81,556	$100.55
Vested (value at vest date was $195.5 million)	(8,715)	(1,939,021)	$132.90
Nonvested dividend equivalents granted to non-employee directors	—	4,039	$108.28
Forfeited	—	(180,443)	$140.83
Nonvested at December 31, 2023	56,740	6,485,253	$127.74

Nonvested at December 31, 2023 includes performance-based restricted stock units of 364,107. These nonvested performance-based restricted units include 67,331 units for which the performance period has lapsed, and the performance threshold has been met.

Compensation and related costs includes expenses for restricted shares and restricted stock units of $265.6 million in 2023, $285.4 million in 2022, and $274.6 million in 2021.

At December 31, 2023, non-employee directors held 86,591 vested stock units that will convert to common shares upon their separation from the Board.

20

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense to be recognized over the remaining vesting periods of the stock-based awards outstanding at December 31, 2023. Estimated future compensation expense will change to reflect future grants, changes in the probability of performance thresholds being met, and adjustments for actual forfeitures.

(in millions)
First quarter 2024	$59.8
Second quarter 2024	58.4
Third quarter 2024	57.4
Fourth quarter 2024	50.3
2025	119.1
2026 through 2029	88.5
Total	$433.5

NOTE 13 – EARNINGS PER SHARE CALCULATIONS.

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

(in millions)	2023	2022	2021
Net income attributable to T. Rowe Price Group	$1,788.7	$1,557.9	$3,082.9
Less: net income allocated to outstanding restricted stock and stock unit holders	44.4	36.1	80.5
Net income allocated to common stockholders	$1,744.3	$1,521.8	$3,002.4

Weighted-average common shares
Outstanding	224.1	226.0	226.6
Outstanding assuming dilution	224.8	227.1	228.8

For the past three years, no stock options have been excluded from the calculation of diluted earnings per common share as none of the options' inclusion would be anti-dilutive.

NOTE 14 – OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME.

The following table presents the impact of the components of other comprehensive income or loss on deferred tax benefits (income taxes).

(in millions)	2023	2022	2021
Net deferred tax benefits (income taxes) on:
Currency translation adjustments	$(2.0)	$4.2	$2.8
Reclassification adjustment recognized in the provision for income taxes upon deconsolidation of T. Rowe Price investment product	0.1	0.8	0.6
Total net deferred tax benefits	$(1.9)	$5.0	$3.4

20

The changes in each component of accumulated other comprehensive income (loss), including reclassification are presented below.

	Currency translation adjustments
(in millions)	Equity method investments	Consolidated sponsored investment products - variable interest entities	Total currency translation adjustments	Total
Balances at December 31, 2020	$(43.6)	$20.6	$(23.0)	$(23.0)
Other comprehensive income (loss) before reclassifications and income taxes	7.0	(11.5)	(4.5)	(4.5)
Reclassification adjustments recognized in non-operating income	—	(2.4)	(2.4)	(2.4)
	7.0	(13.9)	(6.9)	(6.9)
Net deferred tax benefits (income taxes)	(0.1)	3.5	3.4	3.4
Other comprehensive income (loss)	6.9	(10.4)	(3.5)	(3.5)
Balances at December 31, 2021	(36.7)	10.2	(26.5)	(26.5)
Other comprehensive income (loss) before reclassifications and income taxes	(14.6)	(13.9)	(28.5)	(28.5)
Reclassification adjustments recognized in non-operating income	—	(3.0)	(3.0)	(3.0)
	(14.6)	(16.9)	(31.5)	(31.5)
Net deferred tax benefits (income taxes)	0.8	4.2	5.0	5.0
Other comprehensive income (loss)	(13.8)	(12.7)	(26.5)	(26.5)
Balances at December 31, 2022	(50.5)	(2.5)	(53.0)	(53.0)
Other comprehensive income before reclassifications and income taxes	(1.6)	9.0	7.4	7.4
Net deferred tax benefits (income taxes)	0.2	(2.1)	(1.9)	(1.9)
Other comprehensive income (loss)	(1.4)	6.9	5.5	5.5
Balances at December 31, 2023	$(51.9)	$4.4	$(47.5)	$(47.5)
The other comprehensive income (loss) in the table above excludes $12.7 million in 2023, $(21.0) million in 2022, and $(26.2) million in 2021 of other comprehensive income (loss) related to redeemable non-controlling interests held in our consolidated products.

20

NOTE 15 – COMMITMENTS AND CONTINGENCIES.

COMMITMENTS.

T. Rowe Price has committed $404.0 million to fund OHA products over the next four years.

CONTINGENCIES.

Various claims against us arise in the ordinary course of business, including employment-related claims. In the opinion of management, after consultation with counsel, the likelihood of an adverse determination in one or more of these pending ordinary course of business claims that would have a material adverse effect on our financial position or results of operations is remote.

NOTE 16 – OTHER DISCLOSURES.

RETIREMENT PLANS.

Compensation and related costs includes expense recognized for our defined contribution retirement plans of $152.5 million in 2023, $130.2 million in 2022, and $124.2 million in 2021.

SUPPLEMENTAL SAVINGS PLAN.

The Supplemental Savings Plan provides certain senior officers the opportunity to defer the lesser of 50% of their annual cash incentive earned or $2 million. The amounts deferred are adjusted in accordance with the hypothetical investments chosen by the officer from a list of mutual funds. The officer can defer these amounts for a period of five to 15 years. Certain senior officers elected to defer $51.7 million in 2023, $51.8 million in 2022, and $62.4 million in 2021.

20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
T. Rowe Price Group, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of T. Rowe Price Group, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S.-generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S.-federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Evaluation of the completeness and accuracy of assets under management data used in the calculation of investment advisory fee revenue

As discussed in Note 1 to the consolidated financial statements, the Company recognizes fees for its investment advisory agreements based on a percentage of its assets under management (AUM). AUM data represents a significant input to the calculation of investment advisory fees. The Company recognized $3.3 billion in investment advisory fees related to T. Rowe Price U.S. mutual funds (Funds) during the year ended December 31, 2023.
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
The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain controls over the Company’s revenue processes, including manual controls over the completeness and accuracy of AUM data. We involved IT professionals with specialized skills and knowledge, who assisted in the testing of general IT controls and the interface of data between multiple IT systems used to maintain AUM data. To assess the AUM data, we (1) compared AUM used in the calculation of a sample of investment advisory fees to the source IT systems, and (2) for a selection of Funds, compared AUM on select dates from the source IT system to the audited Fund financial statements.

/s/ KPMG LLP

We have served as the Company’s auditor since 2001.

Baltimore, Maryland
February 16, 2024

20

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures.

Our management, including our principal executive and principal financial officers, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of December 31, 2023, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including our Form 10-K annual report, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, have evaluated any change in our internal control over financial reporting that occurred during the fourth quarter of 2023, and has concluded that there was no change during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on our internal control over financial reporting and the attestation report of KPMG LLP follow after Item 9C.

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

Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2023, in relation to criteria described in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, we believe that the Company’s internal control over financial reporting was effective as of December 31, 2023.

KPMG LLP, an independent registered public accounting firm, has audited our financial statements that are included in this annual report and expressed an unqualified opinion thereon. KPMG has also expressed an unqualified opinion on the effective operation of our internal control over financial reporting as of December 31, 2023.

February 16, 2024

/s/ Robert W. Sharps
Chief Executive Officer and President

/s/ Jennifer B. Dardis
Vice President, Chief Financial Officer and Treasurer
20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
T. Rowe Price Group, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited T. Rowe Price Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 16, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
February 16, 2024
20

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Information required by this item as to the identification of our executive officers is furnished in a separate item at the end of Part I of this Report. Other information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2023 for the 2024 Annual Meeting of our stockholders.

Item 11.Executive Compensation.

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2023 for the 2024 Annual Meeting of our stockholders.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters.

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2023 for the 2024 Annual Meeting of our stockholders.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2023 for the 2024 Annual Meeting of our stockholders.

Item 14.Principal Accountant Fees and Services.

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2023 for the 2024 Annual Meeting of our stockholders.

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

10.02		Representative Underwriting Agreement between a T. Rowe Price mutual fund and T. Rowe Price Investment Services, Inc. (Incorporated by reference from Form N-1A/A filed on August 30, 2017.)

10.03		Transfer Agency and Service Agreement as of January 1, 2023, between T. Rowe Price Services, Inc. and the T. Rowe Price Funds.

10.04		Agreement as of January 1, 2023, between T. Rowe Price Retirement Plan Services, Inc. and certain of the T. Rowe Price Funds.

10.05		Amended and Restated Agreement dated as of January 1, 2023 between T. Rowe Price Associates, Inc. and the T. Rowe Price Funds for Fund Accounting and Related Administrative Services.

10.06	*
Statements of additional terms and conditions for awards granted under the Amended and Restated 2007 Non-Employee Director Equity Plans after February 12, 2009. (Incorporated by reference from Form 10-Q for the quarterly period ended March 31, 2009 filed on April 22, 2009.)

10.07	*	Amended and Restated 2007 Non-Employee Director Equity Plan. (Incorporated by reference from Form 10-K Annual Report for fiscal year ended December 31, 2015 filed on February 5, 2016.)

10.08	*	T. Rowe Price Group, Inc. Outside Directors Deferred Compensation Plan. (Incorporated by reference from Form 10-K for 2004 filed on March 1, 2005.)

10.09	*	Policy for Recoupment of Incentive Compensation.

10.10	*	2012 Long-term Incentive Plan. (Incorporated by reference from Form DEF14A filed on March 17, 2017)

10.11.1	*
Forms of agreement for restricted stock awards issued under the 2012 Long-term Incentive Plan. (Incorporated by reference from Form 10-Q Report for the quarterly period ended June 30, 2012 filed on July 25, 2012.)

10.11.2	*
Forms of agreement for restricted stock units issued under the 2012 Long-term Incentive Plan. (Incorporated by reference from Form 10-Q Report for the quarterly period ended June 30, 2012 filed on July 25, 2012.)

10.11.3	*
Forms of agreement of stock options issued under the 2012 Long-term Incentive Plan. (Incorporated by reference from Form 10-Q Report for the quarterly period ended June 30, 2012 filed on July 25, 2012.)

10.11.4	*
HM Revenue and Customs Approved Sub-Plan for UK Employees under the 2012 Long-Term Incentive Plan. (Incorporated by reference from Form 10-Q for the quarterly period ended March 31, 2013 filed on April 24, 2013.)

10.11.5	*
Forms of Agreement for Stock Options issued under the HM Revenue and Customs Approved Sub-Plan for UK Employees under the 2012 Long-Term Incentive Plan. (Incorporated by reference from Form 10-Q for the quarterly period ended March 31, 2013 filed on April 24, 2013.)

10.11.6	*
Form of Statement of Additional Terms Regarding Awards of Restricted Stock Units (Version 3A) issued on or after December 6, 2017 under the T. Rowe Price Group, Inc. 2012 Long-Term Incentive Plan. (Incorporated by reference from Form 8-K Current Report filed on December 12, 2017.)

10.11.7	*
Form of Statement of Additional Terms Regarding Awards of Restricted Stock Units (Version 3B) issued on or after December 6, 2017 under the T. Rowe Price Group, Inc. 2012 Long-Term Incentive Plan. (Incorporated by reference from Form 8-K Current Report filed on December 12, 2017.)

20

10.11.8	*
Form of Statement of Additional Terms Regarding Awards of Stock Options (Version 3A) issued on or after December 6, 2017 under the T. Rowe Price Group, Inc. 2012 Long-Term Incentive Plan. (Incorporated by reference from Form 8-K Current Report filed on December 12, 2017.)

10.11.9	*
Form of Statement of Additional Terms Regarding Awards of Stock Options (Version 3B) issued on or after December 6, 2017 under the T. Rowe Price Group, Inc. 2012 Long-Term Incentive Plan. (Incorporated by reference from Form 8-K Current Report filed on December 12, 2017.)

10.11.10	*
Form of Notice of Grant of Restricted Stock Units Award issued on or after December 6, 2017 under the T. Rowe Price Group, Inc. 2012 Long-Term Incentive Plan. (Incorporated by reference from Form 8-K Current Report filed on December 12, 2017.)

10.11.11	*
Form of Statement of Additional Terms Regarding Awards of Restricted Stock Units (Version 4A) issued on or after December 9, 2018 under the T. Rowe Price Group, Inc. 2012 Long-Term Incentive Plan. (Incorporated by reference from Form 10-Q for the quarterly period ended September 30, 2018 filed on October 25, 2018.)

10.11.12	*
Form of Statement of Additional Terms Regarding Awards of Restricted Stock Units (Version 4B) issued on or after December 9, 2018 under the T. Rowe Price Group, Inc. 2012 Long-Term Incentive Plan. (Incorporated by reference from Form 10-Q for the quarterly period ended September 30, 2018 filed on October 25, 2018.)

10.11.13	*
Form of Notice of Grant of Restricted Stock Units Award issued under the T. Rowe Price Group, Inc. 2012 Long-Term Incentive Plan (Incorporated by reference from Form 10-K Annual Report filed on February 13, 2020.)

10.11.14	*	Supplemental Savings Plan, amended and restated as of July 28, 2020 (Incorporated by reference from Form S-8 registration statement filed on August 2, 2023.)

10.12	*	2017 Non-Employee Director Equity Plan, as amended (Incorporated by reference from Form 10-K Annual Report filed on February 13, 2020.)

10.13	*
Statements of additional terms and conditions for awards granted under the 2017 Non-Employee Director Equity Plan (Incorporated by reference from Form S-8 registration statement filed on April 27, 2017.)

10.14	*	T. Rowe Price Group, Inc. 2019 Annual Incentive Compensation Plan for Executive Officers. (Incorporated by reference from Form 8-K Current Report filed on February 13, 2019).

10.15	*	2020 Long-Term Incentive Plan (Incorporated by reference from Registration Statement on Form S-8 filed on May 15, 2020).

10.16.1	*	Form of Notice of Grant of Restricted Stock Units Award issued under the T. Rowe Price Group, Inc. 2020 Long-Term Incentive Plan. (Incorporated by reference from Form 10-K filed on February 11, 2021.)

10.16.2	*
Form of Notice of Grant of Restricted Stock Units Award (with supplemental vesting) issued under the T. Rowe Price Group, Inc. 2020 Long-Term Incentive Plan. (Incorporated by reference from Form 10-K filed on February 11, 2021.)

10.17.1	*
Form of Notice of Grant of Performance-Based Restricted Stock Units Award issued under the T. Rowe Price Group, Inc. 2020 Long-Term Incentive Plan. (Incorporated by reference from Form 10-K filed on February 11, 2021.)

10.17.2	*
Form of Notice of Grant of Performance-Based Restricted Stock Units Award (with supplemental vesting) issued under the T. Rowe Price Group, Inc. 2020 Long-Term Incentive Plan. (Incorporated by reference from Form 10-K filed on February 11, 2021.)

10.18
Transaction Agreement dated October 28, 2021, between T. Rowe Price Group, Inc., Oak Hill Advisors, L.P., and the holders of equity interests in OHA. (Incorporated by reference from Form 10-K filed on February 24, 2022.)

10.19	*	Employment Agreement as of October 28, 2021, between T. Rowe Price Group, Inc. and Glenn R. August. (Incorporated by reference from Form 10-K filed on February 24, 2022.)

10.20.1
Form of Lock Up Agreement as of October 28, 2021, between T. Rowe Price Group, Inc. and each of Glenn R. August, William H. Bohnsack, Jr., Adam B. Kertzner and Alan Schrager. (Incorporated by reference from Form 10-K filed on February 24, 2022.)

20

10.20.2
Form of Lock Up Agreement as of October 28, 2021, between T. Rowe Price Group, Inc. and the other holders of equity interests in OHA. (Incorporated by reference from Form 10-K filed on February 24, 2022.)

10.21	*
Value Creation Agreement as of December 29, 2021 between T. Rowe Price Group, Inc. and each of Glenn R. August, William H. Bohnsack, Jr., Adam B. Kertzner and Alan Schrager. (Incorporated by reference from Form 10-K filed on February 24, 2022.)

10.22		T. Rowe Price, Inc. 1986 Employee Stock Purchase Plan, restated as of May 9, 2023, as amended. (Incorporated by reference from Form S-8 registration statement filed on August 2, 2023.)

10.23	*	Employment Agreement as of December 31, 2020, between T. Rowe Price International Limited and Justin Thomson. (Incorporated by reference from Form 10-K filed on February 24, 2022.)

10.24	*	Summary of OHA Compensation Program. (Incorporated by reference from Form 10-K filed on February 24, 2022.)

10.25	*	T. Rowe Price Group, Inc. Mutual Fund Unit Plan. (Incorporated by reference from Form 8-K Current Report filed on December 2, 2022.)

10.26	*	Form of Notice of Grant--U.S. 6-Month Notice Period--Material Risk Taker (Incorporated by reference from Form 8-K Current Report filed on December 2, 2022.)

10.27	*	Form of Notice of Grant--U.S. 6-Month Notice Period--Non-Material Risk Taker (Incorporated by reference from Form 8-K Current Report filed on December 2, 2022.)

10.28	*	Form of Notice of Grant--U.S. 3-Month Notice Period--Material Risk Taker (Incorporated by reference from Form 8-K Current Report filed on December 2, 2022.)

10.29	*	Form of Notice of Grant--U.S. 3-Month Notice Period--Non-Material Risk Taker (Incorporated by reference from Form 8-K Current Report filed on December 2, 2022.)

10.30	*	Form of Notice of Grant--U.S. No Notice Period (Incorporated by reference from Form 8-K Current Report filed on December 2, 2022.)

10.31	*	Form of Notice of Grant--Non-U.S.--Material Risk Taker (Incorporated by reference from Form 8-K Current Report filed on December 2, 2022.)

10.32	*	Form of Notice of Grant--Non-U.S.--Non-Material Risk Taker (Incorporated by reference from Form 8-K Current Report filed on December 2, 2022.)

10.33	*	Form of Notice of Grant for Performance Based Awards--U.S.--Material Risk Taker (Incorporated by reference from Form 8-K Current Report filed on December 2, 2022.)

10.34	*	Form of Notice of Grant for Performance Based Awards--U.S.--Non-Material Risk Taker (Incorporated by reference from Form 8-K Current Report filed on December 2, 2022.)

10.35	*	Form of Notice of Grant for Performance Based Awards--Non-U.S.--Material Risk Taker (Incorporated by reference from Form 8-K Current Report filed on December 2, 2022.)

10.36	*	Form of Notice of Grant for Performance Based Awards--Non-U.S.--Non-Material Risk Taker (Incorporated by reference from Form 8-K Current Report filed on December 2, 2022.)

21		Subsidiaries of T. Rowe Price Group, Inc.

23		Consent of Independent Registered Public Accounting Firm, KPMG LLP.

31(i).1		Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2		Rule 13a-14(a) Certification of Principal Financial Officer.

32		Section 1350 Certifications.

97.1	*	Erroneously Awarded Compensation Recoupment Policy for Recoupment of Incentive Compensation.

97.2	*	Policy for Recoupment of Incentive Compensation.

101		The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s consolidated financial statements and notes that are included in this Form 10-K Report.

20

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

Item 16. Form 10-K Summary.

None.
20

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 16, 2024.

T. Rowe Price Group, Inc.
By: /s/ Robert W. Sharps, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 16, 2024.

/s/ William J. Stromberg, Chairman of the Board of Directors

/s/ Robert W. Sharps, Chief Executive Officer, President, and Director (Principal Executive Officer)

/s/ Glenn R. August, Director

/s/ Mark S. Bartlett, Director

/s/ William P. Donnelly, Director

/s/ Dina Dublon, Director

/s/ Freeman A. Hrabowski III, Director

/s/ Robert F. MacLellan, Director

/s/ Eileen P. Rominger, Director

/s/ Cynthia F. Smith, Director

/s/ Robert J. Stevens, Director

/s/ Sandra S. Wijnberg, Director

/s/ Alan D. Wilson, Director

/s/ Jennifer B. Dardis, Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Jessica M. Hiebler, Vice President (Principal Accounting Officer)

20