Form 10-Q
period 2024-03-31
PRICE T ROWE GROUP INC
filed 2024-04-26
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The number of shares outstanding of the issuer’s common stock ($.20 par value), as of the latest practicable date, April 23, 2024, is 223,299,903.
The exhibit index is at Item 6 on page 38.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	3/31/2024	12/31/2023
ASSETS
Cash and cash equivalents	$2,416.5	$2,066.6
Accounts receivable and accrued revenue	883.0	807.9
Investments	2,588.7	2,554.7
Assets of consolidated sponsored investment products ($1,229.2 million at March 31, 2024 and $1,204.4 million at December 31, 2023, related to variable interest entities)	2,117.2	1,959.3
Operating lease assets	234.9	241.1
Property, equipment and software, net	846.4	806.6
Intangible assets, net	481.8	507.3
Goodwill	2,642.8	2,642.8
Other assets	642.7	692.5
Total assets	$12,854.0	$12,278.8

LIABILITIES
Accounts payable and accrued expenses	$366.4	$409.5
Liabilities of consolidated sponsored investment products ($27.7 million at March 31, 2024 and $35.2 million at December 31, 2023, related to variable interest entities)	71.1	54.2
Operating lease liabilities	302.1	308.5
Accrued compensation and related costs	330.6	240.8
Supplemental savings plan liability	927.4	895.0
Contingent consideration liability	13.4	13.4
Income taxes payable	176.8	66.2
Total liabilities	2,187.8	1,987.6

Commitments and contingent liabilities

Redeemable non-controlling interests	676.7	594.1

STOCKHOLDERS’ EQUITY
Preferred stock, undesignated, $.20 par value – authorized and unissued 20,000,000 shares	—	—
Common stock, $.20 par value—authorized 750,000,000; issued 223,494,000 shares at March 31, 2024 and 223,938,000 at December 31, 2023	44.7	44.8
Additional capital in excess of par value	424.2	431.7
Retained earnings	9,364.8	9,076.1
Accumulated other comprehensive loss	(49.6)	(47.5)
Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	9,784.1	9,505.1
Non-controlling interests in consolidated entities	205.4	192.0
Total stockholders’ equity	9,989.5	9,697.1
Total liabilities, redeemable non-controlling interests, and stockholders’ equity	$12,854.0	$12,278.8
The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended
	3/31/2024	3/31/2023
Revenues
Investment advisory fees	$1,554.0	$1,391.8
Capital allocation-based income	47.1	16.9
Administrative, distribution, and servicing fees	149.1	128.9
Net revenues	1,750.2	1,537.6

Operating expenses
Compensation and related costs	709.0	653.5
Distribution and servicing	81.9	71.5
Advertising and promotion	25.3	25.8
Product and recordkeeping related costs	75.0	72.1
Technology, occupancy, and facility costs	149.9	146.6
General, administrative, and other	92.6	107.5
Change in fair value of contingent consideration	—	(49.6)
Acquisition-related amortization and impairment costs	29.9	26.0
Total operating expenses	1,163.6	1,053.4

Net operating income	586.6	484.2

Non-operating income (loss)
Net gains (losses) on investments	121.5	93.9
Net gains (losses) on consolidated sponsored investment products	72.3	45.4
Other gains (losses), including foreign currency gains (losses)	(4.9)	(3.9)
Total non-operating income (loss)	188.9	135.4

Income before income taxes	775.5	619.6
Provision for income taxes	182.1	177.9
Net income	593.4	441.7
Less: net income (loss) attributable to redeemable non-controlling interests	19.6	20.2
Net income attributable to T. Rowe Price Group	$573.8	$421.5

Earnings per share on common stock of T. Rowe Price Group
Basic	$2.50	$1.83
Diluted	$2.49	$1.83

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three months ended
	3/31/2024	3/31/2023
Net income	$593.4	$441.7
Other comprehensive income (loss)
Currency translation adjustments
Consolidated T. Rowe Price investment products - variable interest entities	(5.6)	9.1
Equity method investments	1.1	(1.1)
Other comprehensive income (loss) before income taxes	(4.5)	8.0
Net deferred tax (expense) benefits	0.8	(0.6)
Total other comprehensive income (loss)	(3.7)	7.4

Total comprehensive income	589.7	449.1
Less: comprehensive income (loss) attributable to redeemable non-controlling interests	18.0	26.3
Total comprehensive income attributable to T. Rowe Price Group	$571.7	$422.8

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three months ended
	3/31/2024	3/31/2023
Cash flows from operating activities
Net income	$593.4	$441.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and impairment of property, equipment and software	62.6	58.8
Amortization and impairment of acquisition-related assets and retention arrangements	50.8	48.2
Fair value remeasurement of contingent consideration liability	—	(49.6)
Stock-based compensation expense	58.4	58.8
Net gains recognized on investments	(147.0)	(102.3)
Net redemptions in sponsored investment products used to economically hedge supplemental savings plan liability	15.1	18.4
Net change in securities held by consolidated sponsored investment products	(158.3)	(200.7)
Other changes in assets and liabilities	162.3	238.4
Net cash provided by operating activities	637.3	511.7

Cash flows from investing activities
Purchases of sponsored investment products	(4.5)	(8.4)
Dispositions of sponsored investment products	95.7	14.7
Net cash of sponsored investment products on deconsolidation	(0.1)	(2.5)
Additions to property, equipment and software	(102.5)	(60.7)
Other investing activity	2.8	(0.6)
Net cash used in investing activities	(8.6)	(57.5)

Cash flows from financing activities
Repurchases of common stock	(83.1)	(8.2)
Common share issuances under stock-based compensation plans	14.2	8.0
Dividends paid to common stockholders of T. Rowe Price	(286.5)	(282.2)
Net contributions to non-controlling interests in consolidated entities	0.2	0.2
Net subscriptions from redeemable non-controlling interest holders	87.4	138.0
Net cash used in financing activities	(267.8)	(144.2)

Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	(0.8)	1.5

Net change in cash and cash equivalents during period	360.1	311.5
Cash and cash equivalents at beginning of period, including $77.2 million at December 31, 2023, and $119.1 million at December 31, 2022, held by consolidated sponsored investment products	2,143.8	1,874.7
Cash and cash equivalents at end of period, including $87.4 million at March 31, 2024, and $92.1 million at March 31, 2023, held by consolidated sponsored investment products	$2,503.9	$2,186.2

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Three months ended 3/31/2024
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	Non-controlling interests in consolidated entities	Total stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2023	223,938	$44.8	$431.7	$9,076.1	$(47.5)	$9,505.1	$192.0	$9,697.1	$594.1
Net income (loss)	—	—	—	573.8	—	573.8	13.2	587.0	19.6
Other comprehensive income (loss), net of tax	—	—	—	—	(2.1)	(2.1)	—	(2.1)	(1.6)
Dividends declared ($1.24 per share)	—	—	—	(285.0)	—	(285.0)	—	(285.0)	—
Shares issued upon option exercises	246	—	15.4	—	—	15.4	—	15.4	—
Net shares issued upon vesting of restricted stock units	27	—	(1.4)	—	—	(1.4)	—	(1.4)	—
Stock-based compensation expense	—	—	58.4	—	—	58.4	—	58.4	—
Restricted stock units issued as dividend equivalents	—	—	0.1	(0.1)	—	—	—	—	—
Common shares repurchased	(717)	(0.1)	(80.0)	—	—	(80.1)	—	(80.1)	—
Net contributions to non-controlling interests in consolidated entities	—	—	—	—	—	—	0.2	0.2	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	—	—	92.7
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	—	—	(28.1)
Balances at March 31, 2024	223,494	$44.7	$424.2	$9,364.8	$(49.6)	$9,784.1	$205.4	$9,989.5	$676.7

	Three months ended 3/31/2023
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	Non-controlling interests in consolidated entities	Total stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2022	224,310	$44.9	$437.9	$8,409.7	$(53.0)	$8,839.5	$190.7	$9,030.2	$656.7
Net income (loss)	—	—	—	421.5	—	421.5	3.5	425.0	20.2
Other comprehensive income (loss), net of tax	—	—	—	—	1.3	1.3	—	1.3	6.1
Dividends declared ($1.22 per share)	—	—	—	(280.7)	—	(280.7)	—	(280.7)	—
Shares issued upon option exercises	190	—	10.2	—	—	10.2	—	10.2	—
Net shares issued upon vesting of restricted stock units	52	—	(2.5)	—	—	(2.5)	—	(2.5)	—
Stock-based compensation expense	—	—	58.8	—	—	58.8	—	58.8	—
Restricted stock units issued as dividend equivalents	—	—	0.1	(0.1)	—	—	—	—	—
Common shares repurchased	(25)	—	(2.7)	—	—	(2.7)	—	(2.7)	—
Net contributions to non-controlling interests in consolidated entities	—	—	—	—	—	—	0.2	0.2	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	—	—	151.1
Balances at March 31, 2023	224,527	$44.9	$501.8	$8,550.4	$(51.7)	$9,045.4	$194.4	$9,239.8	$834.1
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

The investment solutions are provided in a number of vehicles, including the T. Rowe Price U.S. mutual funds ("U.S. mutual funds"), subadvised funds, separately managed accounts, collective investment trusts, and other T. Rowe Price products. The other T. Rowe Price products include: open-ended investment products offered to investors outside the U.S., products offered through variable annuity life insurance plans in the U.S., affiliated private investment funds and collateralized loan obligations.

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

The unaudited financial information contained in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2023 Annual Report.

NEWLY ISSUED BUT NOT YET ADOPTED ACCOUNTING GUIDANCE.

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07 - Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. As required by the guidance, we will adopt the annual disclosures of significant segment expenses that are regularly provided to the chief operating decision maker  in our 2024 year-end reporting. Interim segment reporting will become effective under the amendment on January 1, 2025.

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

NOTE 2 – INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Net revenues earned in the first quarter of 2024 and 2023, are included in the table below along with details of investment advisory revenues earned from clients by their underlying asset class. We also included average assets under management by asset class, on which we earn the investment advisory revenues.

	Three months ended
(in millions)	3/31/2024	3/31/2023
Investment advisory fees
Equity	$949.6	$833.9
Fixed income, including money market	100.6	102.4
Multi-asset	429.7	386.0
Alternatives	74.1	69.5
Total investment advisory fees	$1,554.0	$1,391.8
Capital allocation-based income	47.1	16.9
Total administrative, distribution, and servicing fees	149.1	128.9
Net revenues	$1,750.2	$1,537.6

Average AUM (in billions):
Equity	$770.4	$687.0
Fixed income, including money market	169.5	169.6
Multi-asset	497.0	422.2
Alternatives	47.5	44.1
Average AUM	$1,484.4	$1,322.9

Total net revenues earned from our sponsored products, primarily our sponsored U.S. mutual funds and collective investment trusts, aggregate $1,443.6 million and $1,268.0 million for the three months ended March 31, 2024 and 2023, respectively. Accounts receivable from our sponsored products aggregate to $582.2 million at March 31, 2024 and $533.9 million at December 31, 2023.

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for 8.5% and 8.6% of our assets under management at March 31, 2024 and December 31, 2023, respectively.

NOTE 3 – INVESTMENTS.

The carrying values of our investments that are not part of the consolidated sponsored investment products are as follows:

(in millions)	3/31/2024	12/31/2023
Investments held at fair value
T. Rowe Price investment products
Discretionary investments	$259.9	$246.4
Seed capital	237.7	247.8
Supplemental savings plan liability economic hedges	837.4	806.6
Investment partnerships and other investments	67.7	69.7
Investments in affiliated collateralized loan obligations	7.9	8.4
Equity method investments
T. Rowe Price investment products
Discretionary investments	—	5.3
Seed capital	96.3	91.1
Supplemental savings plan liability economic hedges	24.5	21.0
23% Investment in UTI Asset Management Company Limited (India)	171.5	164.5
Investments in affiliated private investment funds - carried interest	514.3	519.9
Investments in affiliated private investment funds - seed/co-investment	254.5	253.4
Other investment partnerships and investments	1.7	2.2
Held to maturity
Investments in affiliated collateralized loan obligations	88.9	94.1
Certificates of deposit	25.4	23.3
U.S. Treasury note	1.0	1.0
Total	$2,588.7	$2,554.7

The investment partnerships held at fair value are valued using net asset value (“NAV”) per share as a practical expedient. Our interests in these partnerships are generally not redeemable and are subject to significant transferability restrictions. The underlying investments of these partnerships have contractual terms through 2029, though we may receive distributions of liquidating assets over a longer term. The investment strategies of these partnerships include growth equity, buyout, venture capital, and real estate.

During the three months ended March 31, 2024, net gains on investments included $64.5 million of net unrealized gains related to investments held at fair value that were still held at March 31, 2024. For the same period of 2023, net gains on investments included $46.7 million of net unrealized gains related to investments held at fair value that were still held at March 31, 2023.

During the three months ended March 31, 2024 and 2023, certain sponsored investment products in which we provided initial seed capital at the time of formation were deconsolidated, as we no longer had a controlling interest. Depending on our ownership interest, we report our residual interests in these sponsored investment products as either an equity method investment or an investment held at fair value. The net impact of these changes on our unaudited condensed consolidated balance sheets and statements of income as of the dates the products were deconsolidated is detailed below.

	Three months ended
(in millions)	3/31/2024	3/31/2023
Net increase (decrease) in assets of consolidated sponsored investment products	$(35.4)	$(2.4)
Net increase (decrease) in liabilities of consolidated sponsored investment products	$—	$(0.1)
Net increase (decrease) in redeemable non-controlling interests	$(28.1)	$—

INVESTMENTS IN AFFILIATED COLLATERALIZED LOAN OBLIGATIONS.

There is debt associated with our long-term investments in affiliated collateralized loan obligations (“CLOs”). This debt is carried at $84.3 million at March 31, 2024 and $89.4 million at December 31, 2023, and is reported in accounts payable and accrued expenses in our unaudited condensed consolidated balance sheets. The debt includes outstanding repurchase agreements of €64.2 million (equivalent to $69.3 million at March 31, 2024 and $72.3 million at December 31, 2023 at the respective EUR spot rates) that are collateralized by the CLO investments. The debt also includes outstanding note facilities of €13.9 million (equivalent to $15.0 million at March 31, 2024 and $17.1 million at December 31, 2023, at the respective EUR spot rates) that are collateralized by first priority security interests in the assets of a consolidated subsidiary that is party to the notes. These note facilities bear interest at rates based on EURIBOR plus the initial margin, which equals all-in rates ranging from 1.15% to 12.84% as of March 31, 2024. The debt matures on various dates through 2035 or if the investments are paid back in full or cancelled, whichever is sooner.

VARIABLE INTEREST ENTITIES.

Our investments at March 31, 2024 and December 31, 2023 include interests in variable interest entities that we do not consolidate as we are not deemed the primary beneficiary. Our maximum risk of loss related to our involvement with these entities is as follows:

(in millions)	3/31/2024	12/31/2023
Investment carrying values	$910.7	$919.3
Unfunded capital commitments	92.0	94.1
Accounts receivable	75.3	92.1
	$1,078.0	$1,105.5

The unfunded capital commitments, totaling $92.0 million at March 31, 2024 and $94.1 million at December 31, 2023, relate primarily to the affiliated private investment funds and the investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be called under certain circumstances.

INVESTMENTS IN AFFILIATED FUNDS - CARRIED INTEREST.

Certain of the investments in affiliated funds represent interests in general partners of affiliated private investment funds that are entitled to a disproportionate allocation of income or carried interest. The entities holding such interests are considered variable interest entities and are consolidated as T. Rowe Price was determined to be the primary beneficiary.

The total assets, liabilities and non-controlling interests of these consolidated variable interest entities are as follows:

(in millions)	3/31/2024	12/31/2023
Assets	$604.2	$564.7
Liabilities	$0.3	$1.9
Non-controlling interest	$205.4	$192.0

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

	3/31/2024			12/31/2023
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
T. Rowe Price investment products
Cash equivalents held in money market funds	$1,997.4	$—	$—	$1,678.1	$—	$—
Discretionary investments	259.9	—	—	246.4	—	—
Seed capital	187.0	50.7	—	206.0	41.8	—
Supplemental savings plan liability economic hedges	837.4	—	—	806.6	—	—
Other investments	0.6	—	—	0.7	—	—
Investments in affiliated collateralized loan obligations	—	7.9	—	—	8.4	—
Total	$3,282.3	$58.6	$—	$2,937.8	$50.2	$—

Contingent consideration liability	$—	$—	$13.4	$—	$—	$13.4

The fair value hierarchy level table above does not include the investment partnerships and other investments for which fair value is estimated using their NAV per share as a practical expedient. The carrying value of these investments as disclosed in Note 3 were $67.1 million at March 31, 2024, and $69.0 million at December 31, 2023.

Contingent Consideration

As part of the purchase consideration for our acquisition of OHA in December 2021, there was contingent consideration in the amount of up to $900 million, payable in cash, that may be due as part of an earnout payment starting in 2025 and ending in 2027 upon satisfying or exceeding certain defined revenue targets. These defined revenue targets will be evaluated on a cumulative basis beginning at the end of 2024, with the ability to extend two additional years if the defined revenue targets are not achieved. About 22% of the earnout is conditioned upon continued service with T. Rowe Price and was excluded from the purchase consideration and deemed compensatory. The fair value of the earnout deemed compensatory is remeasured each reporting period and recognized over the related service period. The amount recorded as compensation expense for the three months ended March 31, 2024 was immaterial.

The change in the contingent consideration liability measured at fair value for which we used Level 3 inputs to determine fair value is as follows:

	Three months ended
(in millions)	3/31/2024	3/31/2023
Balance at beginning of period	$13.4	$95.8
Unrealized gains, included in earnings	—	(49.6)
Balance at end of period	$13.4	$46.2

The fair value of the contingent consideration is measured using the Monte Carlo simulation methodology of valuation. The most significant assumptions used relate to the discount rates and from changes pertaining to the achievement of the defined financial targets.
In addition, simultaneously with the OHA acquisition, a Value Creation Agreement was entered into whereby certain employees of OHA will receive incentive payments in the aggregate equal to 10% of the appreciated value of the

OHA business, subject to an annualized preferred return to T. Rowe Price, on the fifth anniversary of the acquisition date. This arrangement is treated as a post-combination compensation expense. This arrangement will be remeasured at fair value at each reporting date and recognized over the related service period. For the three months ended March 31, 2024 and 2023, the amounts recognized as part of compensation expense in our unaudited condensed consolidated statements of income were immaterial.

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

The following table details the net assets of the consolidated sponsored investment products:

	3/31/2024			12/31/2023
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Cash and cash equivalents(1)	$36.6	$50.8	$87.4	$25.7	$51.5	$77.2
Investments(2)	828.2	1,158.0	1,986.2	718.0	1,129.0	1,847.0
Other assets	23.2	20.4	43.6	11.2	23.9	35.1
Total assets	888.0	1,229.2	2,117.2	754.9	1,204.4	1,959.3
Liabilities	43.4	27.7	71.1	19.0	35.2	54.2
Net assets	$844.6	$1,201.5	$2,046.1	$735.9	$1,169.2	$1,905.1

Attributable to T. Rowe Price Group	$611.1	$758.3	$1,369.4	$589.9	$721.1	$1,311.0
Attributable to redeemable non-controlling interests	233.5	443.2	676.7	146.0	448.1	594.1
	$844.6	$1,201.5	$2,046.1	$735.9	$1,169.2	$1,905.1
(1) Cash and cash equivalents includes $22.5 million at March 31, 2024, and $16.2 million at December 31, 2023, of investments in T. Rowe Price money market mutual funds.
(2) Investments include $6.4 million at March 31, 2024, and $6.2 million at December 31, 2023 of other sponsored investment products.

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

The operating results of the consolidated sponsored investment products for the three months ended March 31, 2024 and 2023, are reflected in our unaudited condensed consolidated statements of income as follows:

	Three months ended
	3/31/2024			3/31/2023
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(0.8)	$(1.5)	$(2.3)	$(1.7)	$(2.3)	$(4.0)
Net investment income (loss) reflected in non-operating income (loss)	33.4	38.9	72.3	6.9	38.9	45.8
Impact on income before taxes	$32.6	$37.4	$70.0	$5.2	$36.6	$41.8

Net income (loss) attributable to T. Rowe Price Group	$25.8	$24.6	$50.4	$3.7	$17.9	$21.6
Net income (loss) attributable to redeemable non-controlling interests	6.8	12.8	19.6	1.5	18.7	20.2
	$32.6	$37.4	$70.0	$5.2	$36.6	$41.8

The operating expenses of the consolidated investment products are reflected in general, administrative and other expenses. In preparing our unaudited condensed consolidated financial statements, we eliminated operating expenses of $1.2 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively, against the investment advisory and administrative fees earned from these products. The net investment income (loss) reflected in non-operating income (loss) includes dividend and interest income as well as realized and unrealized gains and losses on the underlying securities held by the consolidated sponsored investment products.

The table below details the impact of these consolidated investment products on the individual lines of our unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023.

	Three months ended
	3/31/2024			3/31/2023
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Net cash provided by (used in) operating activities	$(61.8)	$(33.9)	$(95.7)	$(12.4)	$(147.2)	$(159.6)
Net cash provided by (used in) investing activities	—	(0.1)	(0.1)	—	(2.5)	(2.5)
Net cash provided by (used in) financing activities	72.7	34.1	106.8	4.4	129.2	133.6
Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment products	—	(0.8)	(0.8)	—	1.5	1.5
Net change in cash and cash equivalents during period	10.9	(0.7)	10.2	(8.0)	(19.0)	(27.0)
Cash and cash equivalents at beginning of year	25.7	51.5	77.2	16.2	102.9	119.1
Cash and cash equivalents at end of period	$36.6	$50.8	$87.4	$8.2	$83.9	$92.1

For the three months ended March 31, 2024, the net cash provided by or used in financing activities includes $19.4 million of net redemptions we made from the consolidated sponsored investment products and dividends received. For the three months ended March 31, 2023, the net cash provided by or used in financing activities included $4.4 million of net subscriptions we made into the consolidated sponsored investment products, net of dividends received. These cash flows were eliminated in consolidation.

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

	3/31/2024			12/31/2023
(in millions)	Level 1	Level 2		Level 1	Level 2
Assets
Cash equivalents	$23.6	$12.0		$17.2	$8.0
Equity securities	430.8	228.7		365.1	213.6
Fixed income securities	—	1,308.9		—	1,241.9
Other investments	3.2	14.6		3.6	22.8
	$457.6	$1,564.2	$—	$385.9	$1,486.3

Liabilities	$(4.9)	$(7.5)		$(5.1)	$(16.2)

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS.

Goodwill and intangible assets consist of the following:

(in millions)	3/31/2024	12/31/2023
Goodwill	$2,642.8	$2,642.8
Indefinite-lived intangible assets - trade name	117.1	117.1
Indefinite-lived intangible assets - investment advisory agreements	65.6	65.6
Definite-lived intangible assets - investment advisory agreements	299.1	324.6
Total	$3,124.6	$3,150.1

Amortization and impairment expense for the definite-lived intangible assets was $25.5 million and $26.0 million for the three months ended March 31, 2024 and 2023, respectively. Estimated amortization expense for the definite-lived intangible assets for the five succeeding years is a follows:

(in millions)
Remaining 2024	$64.5
2025	84.7
2026	67.6
2027	46.0
2028	14.3

We evaluate the carrying amount of goodwill in our unaudited condensed consolidated balance sheets for possible impairment on an annual basis in the fourth quarter or if triggering events occur that require us to evaluate for impairment earlier. No triggering events arose during the three months ended March 31, 2024.

NOTE 7 – STOCK-BASED COMPENSATION.

STOCK OPTIONS.

The following table summarizes the status of, and changes in, our stock options during the three months ended March 31, 2024.

	Options	Weighted- average exercise price
Outstanding at December 31, 2023	1,476,104	$75.39
Exercised	(348,728)	$76.47
Expired	(1,768)	$76.75
Outstanding at March 31, 2024	1,125,608	$75.06
Exercisable at March 31, 2024	1,125,608	$75.06

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of, and changes in, our nonvested restricted shares and restricted stock units during the three months ended March 31, 2024.

	Restricted shares	Restricted stock units	Weighted-average fair value
Nonvested at December 31, 2023	56,740	6,485,253	$127.74
Time-based grants	—	13,136	$108.66
Dividend equivalents granted to non-employee directors	—	973	$121.92
Vested	—	(40,241)	$98.65
Forfeited	—	(30,035)	$127.15
Nonvested at March 31, 2024	56,740	6,429,086	$127.89

Nonvested at March 31, 2024, includes performance-based restricted stock units of 334,548. These nonvested performance-based restricted stock units include 108,775 units for which the performance period has lapsed, and the performance threshold has been met.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense to be recognized over the remaining vesting periods of the stock-based awards outstanding at March 31, 2024. Estimated future compensation expense will change to reflect future grants of restricted stock awards and units, future option grants, changes in the probability of performance thresholds being met, and adjustments for actual forfeitures.

(in millions)
Second quarter 2024	$58.2
Third quarter 2024	57.2
Fourth quarter 2024	50.2
2025	118.8
2026 through 2029	88.4
Total	$372.8

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

	Three months ended
(in millions)	3/31/2024	3/31/2023
Net income attributable to T. Rowe Price	$573.8	$421.5
Less: net income allocated to outstanding restricted stock and stock unit holders	15.8	10.5
Net income allocated to common stockholders	$558.0	$411.0

Weighted-average common shares
Outstanding	223.6	224.4
Outstanding assuming dilution	224.2	225.2

NOTE 9 – OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS.

The changes in currency translation adjustments included in accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023 are presented in the table below.

	Three months ended 3/31/2024			Three months ended 3/31/2023
(in millions)	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments
Balances at beginning of period	$(51.9)	$4.4	$(47.5)	$(50.5)	$(2.5)	$(53.0)
Other comprehensive income (loss) before reclassifications and income taxes	1.1	(4.0)	(2.9)	(1.1)	3.0	1.9
Net deferred tax benefits (income taxes)	(0.1)	0.9	0.8	0.2	(0.8)	(0.6)
Other comprehensive income (loss)	1.0	(3.1)	(2.1)	(0.9)	2.2	1.3
Balances at end of period	$(50.9)	$1.3	$(49.6)	$(51.4)	$(0.3)	$(51.7)
The other comprehensive income (loss) in the table above excludes other comprehensive losses of $1.6 million for the three months ended March 31, 2024, and other comprehensive income of $6.1 million for the three months ended March 31, 2023 related to redeemable non-controlling interests held in our consolidated products.

NOTE 10 – COMMITMENTS AND CONTINGENCIES.

COMMITMENTS.

T. Rowe Price has committed $397 million to fund OHA products over the next three years.

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

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries (the Company) as of March 31, 2024, the related condensed consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2024 and 2023 and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 16, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
April 26, 2024

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

MARKET TRENDS.

U.S. stocks produced strong first-quarter gains that lifted several broad indexes to all-time highs. The market was driven by investors’ optimism about the corporate profit potential stemming from advances in artificial intelligence (AI). Investors were also encouraged by the outcome of the Federal Reserve’s most recent monetary policy meeting. Although the central bank kept short-term interest rates steady throughout the quarter, policymakers in March maintained their December 2023 projections for three quarter-point interest rate cuts by the end of 2024 despite recent upticks in inflation readings.

Developed non-U.S. equity markets appreciated in U.S. dollar terms, but total returns to U.S. investors were hurt by a stronger dollar versus other major currencies. In Europe, equity markets were mostly positive, as investors hoped that easing inflation pressures would enable major central banks to begin reducing short-term interest rates later this year. Asian markets were widely mixed: Japanese shares led the region with a gain exceeding 11%, while Hong Kong stocks dropped almost 12%.

Emerging equity markets generally rose but trailed stocks in developed markets in dollar terms. In Europe, Turkish shares advanced as investors were encouraged that the central bank continued to raise interest rates to fight elevated inflation. In Asia, several markets produced gains, but Chinese stocks fell slightly, as the property market remained in distress. In Latin America, a few markets rose sharply, but stocks in regional heavyweight Brazil fell 7%.

Returns of several major equity market indexes were as follows for the three months ended:

Index	3/31/2024
S&P 500 Index	10.6%
NASDAQ Composite Index(1)	9.1%
Russell 2000 Index	5.2%
MSCI EAFE (Europe, Australasia, and Far East) Index	5.9%
MSCI Emerging Markets Index	2.4%
 (1) Returns exclude dividends

Global bond returns were mixed in U.S. dollar terms in the first quarter of 2024. In the U.S., Treasury bill yields increased, even though the fed funds target rate remained in the 5.25% to 5.50% range. Yields of Treasuries with intermediate- and long-term maturities rose to a greater degree due in part to some recent upticks in inflation readings. The 10-year U.S. Treasury note yield increased from 3.88% to 4.20% during the quarter.

In the U.S. investment-grade bond universe, sector performance was mixed. Mortgage-backed and Treasury securities performed worst. Corporate bonds held up somewhat better but still posted mild losses. Asset-backed securities rose slightly, while non-agency commercial mortgage-backed securities produced a solid gain. Tax-free municipal bonds held up slightly better than the broad taxable bond market. High yield corporate bonds produced gains and outperformed the broad investment-grade market.

Bonds in developed non-U.S. markets declined in dollar terms. In Europe, longer-term bond yields generally increased while major European currencies weakened versus the dollar. While the European Central Bank and the Bank of England held short-term interest rates steady, Switzerland’s central bank surprised investors in March with a quarter-point rate cut. In Japan, long-term government bond yields increased and the yen fell to 34-year lows versus the dollar, even though the Bank of Japan decided in March to lift its benchmark interest rate out of negative territory. Emerging markets bonds were mixed: Dollar-denominated issues produced gains, but bonds denominated in local currencies declined, as many developing markets currencies depreciated versus the U.S. dollar.

Returns for several major bond market indexes were as follows for the three months ended:

Index	3/31/2024
Bloomberg U.S. Aggregate Bond Index	(0.8)%
JPMorgan Global High Yield Index	2.2%
Bloomberg Municipal Bond Index	(0.4)%
Bloomberg Global Aggregate Ex-U.S. Dollar Bond Index	(3.2)%
JPMorgan Emerging Markets Bond Index Plus	2.3%
ICE Bank of America U.S. High Yield Index	1.5%
Credit Suisse Leveraged Loan Index	2.5%

ASSETS UNDER MANAGEMENT.(1)

Assets under management ended the first quarter of 2024 at $1,542.2 billion, an increase of $97.7 billion from December 31, 2023. The increase in assets under management during the first quarter of 2024 was driven by market appreciation and income, net of distributions not reinvested, of $105.7 billion, offset by net cash outflows of $8.0 billion.

The following tables detail changes in our assets under management, by asset class, during the first quarter of 2024:

(in billions)	Equity	Fixed income, including money market	Multi-asset(1)	Alternatives(2)	Total
Assets under management at beginning of period	$743.6	$170.0	$483.0	$47.9	$1,444.5

Net cash flows prior to manager-driven distributions	(12.8)	0.2	5.5	0.1	(7.0)
Manager-driven distributions	—	—	—	(1.0)	(1.0)
Net cash flows	(12.8)	0.2	5.5	(0.9)	(8.0)
Net market appreciation (depreciation) and income(3)	72.1	0.7	32.1	0.8	105.7
Change during the period	59.3	0.9	37.6	(0.1)	97.7
Assets under management at March 31, 2024	$802.9	$170.9	$520.6	$47.8	$1,542.2
(1)    The underlying assets under management of the multi-asset portfolios have been aggregated and presented in this category and not reported in the equity and fixed income columns.
(2) The alternatives asset class includes strategies authorized to invest more than 50% of its holdings in private credit, leveraged loans, mezzanine, real assets/CRE, structured products, stressed / distressed, non-investment grade CLOs, special situations, or have absolute return as its investment objective. Generally, only those strategies with longer than daily liquidity are included. Unfunded capital commitments as of March 31, 2024 were $12.0 billion and are not reflected in fee basis AUM above.
(3) Includes net distributions not reinvested for the first quarter of 2024 of $0.2 billion.

Investment advisory clients outside the United States account for 8.5% of our assets under management at March 31, 2024 and 8.6% at December 31, 2023.

Assets under management in our target date retirement products, which are included in the multi-asset totals shown above, were $443.0 billion at March 31, 2024, compared with $408.4 billion at December 31, 2023. Net flows into these portfolios were $6.8 billion in the first quarter of 2024.

We also provide strategic investment advice solutions for certain portfolios. These advice solutions, which the vast majority is overseen by our multi-asset division, may include strategic asset allocation, and in certain portfolios, asset selection and/or tactical asset allocation overlays. We also offer advice solutions through retail separately managed accounts and separately managed accounts model delivery. As of March 31, 2024, total assets in these solutions were $537 billion, of which $525 billion are included in our reported assets under management in the tables above.

We provide participant accounting and plan administration for retirement plans that invest in the firm's U.S. mutual funds, collective investment trusts and funds outside of the firm's complex. As of March 31, 2024, our assets under administration were $266 billion, of which nearly $156 billion are assets we manage.

INVESTMENT PERFORMANCE.(1)

Strong investment performance and brand awareness is a key driver to attracting and retaining assets—and to our long-term success. Our performance disclosures include specific asset classes, assets under management weighted performance, mutual fund performance against passive peers and composite performance against benchmarks. The following tables present investment performance for the one-, three-, five-, and 10-years ended March 31, 2024. Past performance is no guarantee of future results.

% of U.S. mutual funds that outperformed Morningstar median(2),(3)
	1 year	3 years	5 years	10 years
Equity	55%	45%	53%	68%
Fixed Income	53%	51%	56%	65%
Multi-Asset	84%	50%	72%	78%
All Funds	65%	48%	60%	70%

% of U.S. mutual funds that outperformed passive peer median(2),(4)
	1 year	3 years	5 years	10 years
Equity	53%	40%	51%	54%
Fixed Income	68%	50%	50%	57%
Multi-Asset	92%	37%	74%	58%
All Funds	72%	42%	58%	56%

% of composites that outperformed benchmarks(5)
	1 year	3 years	5 years	10 years
Equity	58%	31%	51%	64%
Fixed Income	55%	31%	52%	69%
All Composites	57%	31%	51%	66%

AUM Weighted Performance
% of U.S. mutual funds AUM that outperformed Morningstar median(2),(3)
	1 year	3 years	5 years	10 years
Equity	69%	40%	53%	82%
Fixed Income	49%	63%	66%	80%
Multi-Asset	93%	69%	90%	96%
All Funds	73%	49%	63%	85%

% of U.S. mutual funds AUM that outperformed passive peer median(2),(4)
	1 year	3 years	5 years	10 years
Equity	66%	32%	37%	53%
Fixed Income	85%	71%	68%	69%
Multi-Asset	96%	71%	95%	94%
All Funds	74%	43%	54%	64%

% of composites AUM that outperformed benchmarks(5)
	1 year	3 years	5 years	10 years
Equity	61%	34%	41%	62%
Fixed Income	50%	24%	43%	48%
All Composites	59%	33%	41%	60%

As of March 31, 2024, 69 of 130 (53.1%) of the firm's rated U.S. mutual funds (across primary share classes) received an overall rating of 4 or 5 stars. By comparison, 32.5% of Morningstar's fund population is given a rating of 4 or 5 stars(5). In addition, 65%(6) of AUM in the firm's rated U.S. mutual funds (across primary share classes) ended March 31, 2024 with an overall rating of 4 or 5 stars.

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
(3) Source: Morningstar. Primary share class only. Excludes money market mutual funds, funds with an operating history of less than one year, T. Rowe Price passive funds, and T. Rowe Price funds that are clones of other funds. The top chart reflects the percentage of T. Rowe Price funds with 1-, 3-, 5-, and 10-year track record that are outperforming the Morningstar category median. The bottom chart reflects the percentage of T. Rowe Price funds AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $327B for 1 year,

$326B for 3 years, $326B for 5 years, and $323B for 10 years.
(4) Passive Peer Median was created by T. Rowe Price using data from Morningstar. Primary share class only. Excludes money market mutual funds, funds with an operating history of less than one year, funds with fewer than three peers, T. Rowe Price passive funds, and T. Rowe Price funds that are clones of other funds. This analysis compares T. Rowe Price active funds to the applicable universe of passive/index open-end funds and ETFs of peer firms. The top chart reflects the percentage of T. Rowe Price funds with 1-, 3-, 5-, and 10-year track record that are outperforming the passive peer universe. The bottom chart reflects the percentage of T. Rowe Price funds AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $310B for 1 year, $310B for 3 years, $273B for 5 years, and $265B for 10 years.
(5)Composite net returns are calculated using the highest applicable separate account fee schedule. Excludes money market composites. All composites compared with the official GIPS composite primary benchmark. The top chart reflects the percentage of T. Rowe Price composites with 1-, 3-, 5-, and 10-year track record that are outperforming their benchmarks. The bottom chart reflects the percentage of T. Rowe Price composite AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $1,377B for 1 year, $1,372B for 3 years, $1,365B for 5 years, and $1,317B for 10 years.
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

RESULTS OF OPERATIONS.

The following table and discussion sets forth information regarding our consolidated financial results for the first quarter of 2024 and 2023 on a U.S. GAAP basis and a non-GAAP basis. The non-GAAP basis adjusts for the impact of our consolidated sponsored investment products, the impact of market movements on the supplemental savings plan liability and related economic hedges, investment income related to certain other investments, acquisition-related amortization and costs, impairment charges, and certain nonrecurring charges and gains.

	Three months ended		Q1 2024 vs. Q1 2023
(in millions, except per-share data)	3/31/2024	3/31/2023	$ change	% change(1)
U.S. GAAP basis
Investment advisory fees	$1,554.0	$1,391.8	$162.2	11.7%
Capital allocation-based income(2)	$47.1	$16.9	$30.2	n/m
Net revenues	$1,750.2	$1,537.6	$212.6	13.8%
Operating expenses	$1,163.6	$1,053.4	$110.2	10.5%
Net operating income	$586.6	$484.2	$102.4	21.1%
Non-operating income (loss)	$188.9	$135.4	$53.5	n/m
Net income attributable to T. Rowe Price	$573.8	$421.5	$152.3	36.1%
Diluted earnings per common share	$2.49	$1.83	$0.66	36.1%
Weighted average common shares outstanding assuming dilution	224.2	225.2	$(1.0)	(0.4)%

Adjusted non-GAAP basis(3)
Operating expenses	$1,071.4	$1,022.5	$48.9	4.8%
Net operating income	$692.4	$528.0	$164.4	31.1%
Non-operating income (loss)	$28.5	$30.8	$(2.3)	n/m
Net income attributable to T. Rowe Price	$548.5	$389.4	$159.1	40.9%
Diluted earnings per common share	$2.38	$1.69	$0.69	40.8%

Assets under management (in billions)
Average assets under management	$1,484.4	$1,322.9	$161.5	12.2%
Ending assets under management	$1,542.2	$1,341.7	$200.5	14.9%
(1) n/m - The percentage change is not meaningful.
(2) Capital allocation-based income represents the change in accrued carried interest.
(3) See the reconciliation to the comparable U.S. GAAP measures at the end of the Results of Operations section of this Management’s Discussion and Analysis.

Results Overview - Quarter ended March 31, 2024

Net revenues consist of investment advisory revenues; administrative, distribution, and servicing fees; and capital allocation-based income. Approximately 90% of our net revenues are related to investment advisory fees. Total net revenues were $1,750.2 million in the first quarter of 2024, a 13.8% increase compared with $1,537.6 million in the first quarter of 2023. The increase was primarily driven by an 11.7% increase in investment advisory fee revenue as higher overall markets increased average assets under management by 12.2% and a $30.2 million increase in accrued carried interest from investments in affiliated funds.

Investment advisory fees are generally earned based on the value and composition of our assets under management, which change based on fluctuations in financial markets and net cash flows. As our average assets under management increase or decrease in a given period, the level of our investment advisory fee revenue for that same period generally fluctuates in a similar manner. Our annualized effective fee rates can be impacted by market or cash flow related shifts among asset classes, vehicles, price changes in existing products, and asset level changes in products with tiered-fee structures.

Capital allocation-based income will fluctuate quarter-to-quarter to reflect the adjustment to accrued carried interest for the change in value of certain affiliated funds, assuming the funds’ underlying investments were realized as of the end of the period, regardless of whether the funds’ underlying investments have been realized.

Operating expenses on a U.S. GAAP basis were $1,163.6 million in the first quarter of 2024, a 10.5% increase over the comparable 2023 period. On a non-GAAP basis, operating expenses were $1,071.4 million, a 4.8% increase over the comparable 2023 period.

In comparison to the first quarter of 2023, about 45% of the increase in U.S. GAAP operating expenses were driven by the remeasurement of the contingent consideration liability, as the 2023 quarter reflected a $49.6 million reduction in the liability compared to no change in the first quarter of 2024. Also contributing to the increase in U.S. GAAP operating expenses and the primary drivers of the increase in non-GAAP operating expenses over the prior year were higher compensation and related benefits along with higher accrued carried interest related compensation.

Operating margin in the first quarter of 2024 was 33.5% on a U.S. GAAP basis, compared to 31.5% earned in the 2023 quarter. The increase in our U.S. GAAP operating margin for the first quarter of 2024 compared to the 2023 period was driven by net revenue growth outpacing operating expense growth.

Diluted earnings per share was $2.49 for the first quarter of 2024 as compared to $1.83 for the first quarter of 2023. The increase was primarily driven by higher operating income, higher net investment gains, and a lower effective tax rate compared to the 2023 period.

On a non-GAAP basis, diluted earnings per share was $2.38 for the first quarter of 2024 as compared to $1.69 for the first quarter of 2023. The increase was primarily due to higher adjusted operating income and a lower effective tax rate compared to the 2023 period.

Net revenues

	Three months ended		Q1 2024 vs. Q1 2023
(in millions)	3/31/2024	3/31/2023	$ change	% change
Investment advisory fees
Equity	$949.6	$833.9	$115.7	13.9%
Fixed income	100.6	102.4	(1.8)	(1.8)%
Multi-asset	429.7	386.0	43.7	11.3%
Alternatives	74.1	69.5	4.6	6.6%
	1,554.0	1,391.8	162.2	11.7%

Capital allocation-based income	47.1	16.9	30.2	n/m

Administrative, distribution, and servicing fees
Administrative fees	127.4	108.4	19.0	17.5%
Distribution and servicing fees	21.7	20.5	1.2	5.9%
	149.1	128.9	20.2	15.7%
Net revenues	$1,750.2	$1,537.6	$212.6	13.8%

Average assets under management (in billions)
Equity	$770.4	$687.0	$83.4	12.1%
Fixed income	169.5	169.6	(0.1)	(0.1)%
Multi-asset	497.0	422.2	74.8	17.7%
Alternatives	47.5	44.1	3.4	7.7%
Average assets under management	$1,484.4	$1,322.9	$161.5	12.2%

Investment advisory effective fee rate (bps)	42.1	42.7	(0.6)	(1.4)%

Investment advisory fees in the first quarter of 2024 increased 11.7% over the comparable 2023 quarter as average assets under management increased $161.5 billion or 12.2%, to $1,484.4 billion.

Our investment advisory average annualized effective fee rate of 42.1 bps in the first quarter of 2024 declined compared with 42.7 basis points earned in the 2023 quarter and 42.2 basis points earned during the fourth quarter of 2023. In comparison to the first quarter of 2023, net outflows and client transfers over the past year drove a mix shift in assets under management toward lower fee vehicles leading to an unfavorable impact on the annualized effective fee rate. These unfavorable impacts were slightly offset by strong market returns over the last year and $17.6 million in performance-based fees earned predominantly on certain U.S. equity strategies in the 2024 quarter.

Administrative, distribution, and servicing fees in the first quarter of 2024 were $149.1 million, an increase of $20.2 million, or 15.7%, from the comparable 2023 quarter. The increase in the first quarter of 2024 is primarily driven by higher fees related to transfer agent services provided to the T. Rowe Price mutual funds.

Our net revenues reflect the elimination of advisory and administrative fee revenue earned from our consolidated sponsored investment products. The corresponding expenses recognized by these products, and consolidated in our financial statements, were also eliminated from operating expenses. For the first quarter, we eliminated net revenue of $1.2 million in 2024 and $0.6 million in 2023.

Capital allocation-based income in the first quarter of 2024 increased net revenues by $47.1 million. The first quarter of 2024 amount represents an increase of $59.5 million in accrued carried interest from investments in affiliated investment funds, partially offset by $12.4 million in non-cash acquisition-related amortization. Comparatively, capital allocation-based income in the first quarter of 2023 increased net revenues by $16.9 million, which consists of an increase in accrued carried interest from investments in affiliated investment funds of $29.2 million, partially offset by $12.3 million in non-cash amortization. The increase in accrued carried interest in the 2024 quarter compared to the 2023 quarter was largely driven by stronger relative performance.

A portion of the capital allocation-based income is passed through to certain associates as compensation and the related expense is recognized in compensation and related costs with the unpaid amount reported as non-controlling interest on the consolidated balance sheet.

Operating expenses

	Three months ended		Q1 2024 vs. Q1 2023
(in millions)	3/31/2024	3/31/2023	$ change	% change
Compensation, benefits and related costs	$629.3	$593.3	$36.0	6.1%
Acquisition-related retention agreements	13.5	14.2	(0.7)	(4.9)%
Capital allocation-based income compensation	13.2	3.5	9.7	n/m
Supplemental savings plan(1)	53.0	42.5	10.5	n/m
Total compensation and related costs	709.0	653.5	55.5	8.5%
Distribution and servicing	81.9	71.5	10.4	14.5%
Advertising and promotion	25.3	25.8	(0.5)	(1.9)%
Product and recordkeeping related costs	75.0	72.1	2.9	4.0%
Technology, occupancy, and facility costs	149.9	146.6	3.3	2.3%
General, administrative, and other	92.6	107.5	(14.9)	(13.9)%
Change in fair value of contingent consideration	—	(49.6)	49.6	(100.0)%
Acquisition-related amortization and impairment costs	29.9	26.0	3.9	15.0%
Total operating expenses	$1,163.6	$1,053.4	$110.2	10.5%
(1) The impact of the market on the supplemental savings plan liability drives the expense recognized each period.

Compensation, benefits, and related costs were $629.3 million in the first quarter of 2024, an increase of $36.0 million, or 6.1%, compared to the 2023 quarter. The increase was primarily due to a higher interim bonus accrual and higher salaries and related benefits, primarily due to base salary increases in January 2024. These increases were partially offset by higher labor capitalization in the first quarter of 2024.

The firm employed 7,878 associates at March 31, 2024, a decrease of 0.4% from the end of 2023, and an increase of 0.5% from March 31, 2023.

Distribution and servicing costs were $81.9 million for the first quarter of 2024, an increase of $10.4 million, or 14.5%, from the $71.5 million recognized in the 2023 quarter. The increase from 2023 was primarily driven by higher costs incurred to distribute products through U.S. intermediaries and higher average assets under management.

The costs in this expense category primarily include amounts paid to third-party intermediaries that source the assets of certain share classes of our U.S. mutual funds and our international products, such as our Japanese ITMs and SICAVs. These costs were offset entirely by the distribution revenue we earn and report in net revenues: 12b-1 revenue is recognized in administrative, distribution, and servicing fees for the Advisor and R share classes of the U.S. mutual funds and investment advisory fee revenue for our international products.

Technology, occupancy, and facility costs were $149.9 million in the first quarter of 2024, an increase of $3.3 million, or 2.3%, compared to the $146.6 million recognized in the 2023 quarter. The increase was primarily related to higher costs from the firm's ongoing investment in its technology capabilities, including depreciation and hosted solution licenses, slightly offset by a non-recurring cost benefit realized in the first quarter of 2024 related to the firm's new UK facility.

General, administrative, and other expenses were $92.6 million in the first quarter of 2024, a decrease of $14.9 million, or 13.9%, compared to the $107.5 million recognized in the 2023 quarter. The decrease was primarily due to lower research fee expense as the firm changed its approach to paying for research, consistent with regulations and general industry practice.

Change in fair value of contingent consideration. The contingent consideration represents the earnout arrangement related to our acquisition of OHA in which additional purchase price may be due upon satisfying or exceeding certain defined revenue targets. Every reporting period, we record the potential amount due under this arrangement at fair value. During the first quarter of 2024, there was no change in the fair value of the contingent consideration liability. During the first quarter of 2023, the liability was reduced by $49.6 million.

Acquisition-related amortization and impairment costs. As part of the purchase accounting for our acquisitions, we identified and separately recognized at fair value certain intangible assets. During the first quarter of 2024 and 2023, we recognized $29.9 million and $26.0 million, respectively, in amortization related to the definite-lived intangible assets. Immaterial impairment costs were recognized during the first quarter of 2024 and 2023. Should conditions that led us to recognize the impairment charges deteriorate, additional impairments may be recognized in future periods.

Non-operating income (loss)

Non-operating income for the first quarter of 2024 was $188.9 million compared to $135.4 million in the 2023 quarter. The following table details the components of non-operating income for both the first quarter of 2024 and 2023.

	Three months ended
(in millions)	3/31/2024	3/31/2023
Net gains (losses) from non-consolidated T. Rowe Price investment products
Cash and discretionary investments
Dividend income	$27.8	$20.2
Market-related gains (losses) and equity in earnings (losses)	0.2	10.6
Total cash and discretionary investments	28.0	30.8
Seed capital investments
Dividend income	—	0.5
Market-related gains (losses) and equity in earnings (losses)	23.5	15.1
Investments used to hedge the supplemental savings plan liability	49.7	44.7
Total net gains (losses) from non-consolidated T. Rowe Price investment products	101.2	91.1
Other investment income	20.3	2.8
Net gains (losses) on investments	121.5	93.9
Net gains (losses) on consolidated sponsored investment products	72.3	45.4
Other gains (losses), including foreign currency gains (losses)	(4.9)	(3.9)
Non-operating income (loss)	$188.9	$135.4

The investment gains recognized by our investment portfolio during the first quarter of 2024 and 2023 were primarily due to strong market returns over both periods.

The table above includes the net investment income of the underlying portfolios included in the consolidated sponsored investment products and not just the net investment income related to our ownership interest in the products. The table below shows the impact that the consolidated sponsored investment products had on the individual lines of our unaudited condensed consolidated statements of income and the portion attributable to our interest:

	Three months ended
(in millions)	3/31/2024	3/31/2023
Operating expenses reflected in net operating income	$(2.3)	$(4.0)
Net investment income (loss) reflected in non-operating income	72.3	45.8
Impact on income before taxes	$70.0	$41.8

Net income (loss) attributable to our interest in the consolidated T. Rowe Price investment products	$50.4	$21.6
Net income (loss) attributable to redeemable non-controlling interests (unrelated third-party investors)	19.6	20.2
	$70.0	$41.8

Provision for income taxes

The following table reconciles the statutory federal income tax rate to our effective tax rate on a U.S. GAAP basis for both the three months ended March 31, 2024 and 2023:

	Three months ended
	3/31/2024	3/31/2023
Statutory U.S. federal income tax rate	21.0%	21.0%
State income taxes for current year, net of federal income tax benefits(1)	2.5	3.0
Net (income) losses attributable to redeemable non-controlling interests(2)	(0.5)	(0.4)
Net excess tax benefits from stock-based compensation plans activity	(0.3)	(0.4)
Valuation allowance	0.5	4.3
Other items, including valuation allowances	0.3	1.2
Effective income tax rate	23.5%	28.7%
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
The non-GAAP effective tax rate primarily adjusts for the impact of the consolidated investment products, including the net income attributable to the redeemable non-controlling interests. Our non-GAAP effective tax rate was 23.9% in the first quarter of 2024 compared with 30.3% in first quarter of 2023.

The first quarter of 2024 U.S. GAAP and non-GAAP effective tax rates decreased compared to the first quarter of 2023 due to lower valuation allowances recognized. In the first quarter of 2023, valuation allowances were recognized against cumulative UK-based deferred tax assets. The 2024 rate was also favorably impacted by changes in state income apportionment rules in certain jurisdictions.

We currently estimate that our effective tax rate for the full year 2024, on a U.S. GAAP basis, will be in the range of 23% to 27%. On a non-GAAP basis, the range is 23% to 26%.

Our effective tax rate will continue to experience volatility in future periods as the tax benefits recognized from stock-based compensation are impacted by market fluctuations in our stock price and the timing of option exercises. The rate also experiences volatility from the remeasurement of the contingent consideration liability, as well as changes in deferred tax asset valuation allowances, primarily in foreign jurisdictions, based on the sufficiency of taxable income in future periods. Our U.S. GAAP rate will also be impacted by changes in the proportion of net income that is attributable to our redeemable non-controlling interests and non-controlling interests reflected in permanent equity.

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

The following schedules reconcile certain U.S. GAAP financial measures for the three months ended
March 31, 2024 and 2023.

	Three months ended 3/31/2024
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(5)	Net income attributable to T. Rowe Price	Diluted earnings per share(6)
U.S. GAAP Basis (FS line item)	$1,163.6	$586.6	$188.9	$182.1	$573.8	$2.49
Non-GAAP adjustments:
Acquisition-related:
Investment and NCI amortization and impairments(1) (Capital allocation-based income and Compensation and related costs)	5.3	7.1	—	2.0	5.1	0.02
Acquisition-related retention arrangements(1) (Compensation and related costs)	(13.5)	13.5	—	3.8	9.7	0.04
Intangible assets amortization and impairments(1)	(29.9)	29.9	—	8.3	21.6	0.10
Total acquisition-related	(38.1)	50.5	—	14.1	36.4	0.16
Supplemental savings plan liability(2) (Compensation and related costs)	(53.0)	53.0	(49.7)	0.9	2.4	0.01
Consolidated T. Rowe Price investment products(3)	(1.1)	2.3	(72.3)	(14.0)	(36.4)	(0.16)
Other non-operating income(4)	—	—	(38.4)	(10.7)	(27.7)	(0.12)
Adjusted Non-GAAP Basis	$1,071.4	$692.4	$28.5	$172.4	$548.5	$2.38

	Three months ended 3/31/2023
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(5)	Net income attributable to T. Rowe Price	Diluted earnings per share(6)
U.S. GAAP Basis (FS line item)	$1,053.4	$484.2	$135.4	$177.9	$421.5	$1.83
Non-GAAP adjustments:
Acquisition-related:
Investment and NCI amortization and impairments(1) (Capital allocation-based income and Compensation and related costs)	5.1	7.2	—	1.5	5.7	0.02
Acquisition-related retention arrangements(1) (Compensation and related costs)	(14.2)	14.2	—	3.1	11.1	0.05
Contingent consideration(1)	49.6	(49.6)	—	(10.5)	(39.1)	(0.17)
Intangible assets amortization and impairments(1)	(26.0)	26.0	—	5.6	20.4	0.09
Total acquisition-related	14.5	(2.2)	—	(0.3)	(1.9)	(0.01)
Supplemental savings plan liability(2) (Compensation and related costs)	(42.5)	42.5	(44.7)	(0.5)	(1.7)	(0.01)
Consolidated T. Rowe Price investment products(3)	(2.9)	3.5	(45.4)	(4.6)	(17.1)	(0.07)
Other non-operating income(4)	—	—	(14.5)	(3.1)	(11.4)	(0.05)
Adjusted Non-GAAP Basis	$1,022.5	$528.0	$30.8	$169.4	$389.4	$1.69

(1)    These non-GAAP adjustments remove the impact of acquisition-related amortization and costs including intangible assets and acquired assets amortization and impairments, contingent consideration liability fair value remeasurements, amortization and impairments of acquired investments and non-controlling interest basis differences, and amortization of compensation-related arrangements. Management believes adjusting for these charges helps the reader's ability to understand our core operating results and to increase comparability period to period.

(2)    This non-GAAP adjustment removes the compensation expense impact from market valuation changes in the supplemental savings plan liability and the related net gains (losses) on investments designated as an economic hedge against the related liability. Amounts deferred under the supplemental savings plan are adjusted for appreciation (depreciation) of hypothetical investments chosen by participants. We use T. Rowe Price investment products to economically hedge the exposure to these market movements. Management believes it is useful to offset the non-operating investment income (loss) realized on the economic hedges against the related compensation expense and remove the net impact to help the reader's ability to understand our core operating results and to increase comparability period to period.

(3)    These non-GAAP adjustments remove the impact that the consolidated T. Rowe Price investment products have on our U.S. GAAP consolidated statements of income. Specifically, we add back the operating expenses and subtract the investment income of the consolidated T. Rowe Price investment products. The adjustment to operating expenses represents the operating expenses of the consolidated products, net of the elimination of related management and administrative fees. The adjustment to net income attributable to T. Rowe Price represents the net income of the consolidated products, net of redeemable non-controlling interests. Management believes the consolidated T. Rowe Price investment products may impact the reader’s ability to understand our core operating results.

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

(5)    The income tax impacts were calculated in order to achieve an overall non-GAAP effective tax rate for the three months ended March 31, 2024 and 2023 was 23.9% and 30.3%, respectively.

(6)    This non-GAAP measure was calculated by applying the two-class method to adjusted net income attributable to T. Rowe Price divided by the weighted-average common shares outstanding assuming dilution. The calculation of adjusted net income allocated to common stockholders is as follows:

	Three months ended
	3/31/2024	3/31/2023
Adjusted net income attributable to T. Rowe Price	$548.5	$389.4
Less: adjusted net income allocated to outstanding restricted stock and stock unit holders	15.2	9.6
Adjusted net income allocated to common stockholders	$533.3	$379.8

CAPITAL RESOURCES AND LIQUIDITY.

Sources of Liquidity

We have ample liquidity, including cash and investments in T. Rowe Price products, as follows:

(in millions)	3/31/2024	12/31/2023
Cash and cash equivalents	$2,416.5	$2,066.6
Discretionary investments	477.5	463.7
Total cash and discretionary investments	2,894.0	2,530.3
Redeemable seed capital investments	1,418.7	1,370.9
Investments used to hedge the supplemental savings plan liability	929.0	894.6
Total cash and investments in T. Rowe Price products	$5,241.7	$4,795.8

Our discretionary investment portfolio is comprised of short duration bond funds, which typically yield higher than money market rates. Our subsidiaries outside the United States held cash and discretionary investments of $708.0 million at March 31, 2024 and $699.0 million at December 31, 2023. Given the availability of our financial resources and cash expected to be generated through future operations, we do not maintain an available external source of additional liquidity.

Our seed capital investments are redeemable, although we generally expect to be invested for several years for the products to build an investment performance history and until unrelated third-party investors substantially reduce our relative ownership percentage.

The cash and investment presentation on the unaudited condensed consolidated balance sheet is based on the accounting treatment for the cash equivalent or investment item. The following table details how T. Rowe Price’s interests in cash and investments relate to where they are presented on the unaudited condensed consolidated balance sheet as of March 31, 2024.

(in millions)	Cash and cash equivalents	Investments	Net assets of consolidated T. Rowe Price investment products(1)	Total
Cash and discretionary investments	$2,416.5	$259.9	$217.6	$2,894.0
Seed capital investments	—	334.0	1,084.7	1,418.7
Investments used to hedge the supplemental savings plan liability	—	861.9	67.1	929.0
Total cash and investments in T. Rowe Price products attributable to T. Rowe Price	2,416.5	1,455.8	1,369.4	5,241.7
Investments in affiliated private investment funds(2)	—	768.8	—	768.8
Investments in CLOs	—	96.8	—	96.8
Investment in UTI and other investments	—	267.3	—	267.3
Total cash and investments attributable to T. Rowe Price	2,416.5	2,588.7	1,369.4	6,374.6
Redeemable non-controlling interests	—	—	676.7	676.7
As reported on unaudited condensed consolidated balance sheet at March 31, 2024	$2,416.5	$2,588.7	$2,046.1	$7,051.3
(1) The consolidated T. Rowe Price investment products are generally those products we provided seed capital at the time of their formation and we have a controlling interest. These products generally represent U.S. mutual funds as well as those funds regulated outside the U.S.     The $1,369.4 million represents the total value at March 31, 2024 of our interest in the consolidated T. Rowe Price investment products. The total net assets of the T. Rowe Price investment products at March 31, 2024 of $2,046.1 million includes assets of $2,117.2 million, less liabilities of $71.1 million as reflected in our unaudited condensed consolidated balance sheets.
(2) Includes $205.4 million of non-controlling interests in consolidated entities and represents the portion of these investments, held by third parties, that we cannot sell in order to obtain cash for general operations.

Our unaudited condensed consolidated balance sheet reflects the cash and cash equivalents, investments, other assets and liabilities of those sponsored investment products we consolidate, as well as redeemable non-controlling interests for the portion of these sponsored investment products that are held by unrelated third-party investors. Although we can redeem our net interest in these sponsored investment products at any time, we cannot directly access or sell the assets held by the products to obtain cash for general operations. Additionally, the assets of these sponsored investment products are not available to our general creditors. Our interest in these sponsored investment products was generally used as initial seed capital and is recategorized as discretionary when it is determined by management that the seed capital is no longer needed. We assess the discretionary investment products and, when we decide to liquidate our interest, we seek to do so in a way as to not impact the product and, ultimately, the unrelated third-party investors.

Uses of Liquidity

We increased our quarterly recurring dividend per common share in February 2024 by 1.6% to $1.24 per common share from $1.22 per common share. Further, we expended $80.1 million in the first quarter of 2024 to repurchase 717 thousand shares of our outstanding common stock, at an average price of $111.11 per share. These dividends and repurchases were expended using existing cash balances and cash generated from operations. While opportunistic in our approach to stock buybacks, we will generally repurchase our common stock over time to offset the dilution created by our equity-based compensation plans.

Since the end of 2021, we have returned nearly $3.7 billion to stockholders through stock repurchases and regular quarterly dividends, as follows:

(in millions)	Recurring dividend	Stock repurchases	Total cash returned to stockholders
2022	$1,108.8	$855.3	$1,964.1
2023	1,121.9	254.3	1,376.2
Three months ended 3/31/2024	285.0	80.1	365.1
Total	$2,515.7	$1,189.7	$3,705.4

We anticipate property, equipment, software and other capital expenditures, including internal labor capitalization, for the full-year 2024 to be about $485 million of which approximately 50% is planned for technology initiatives with the remaining primarily related to the build out of our new Baltimore headquarters. We expect to fund our anticipated capital expenditures with operating cash flows and other available resources.

Cash Flows

The following table summarizes the cash flows for the three months ended March 31, 2024 and 2023, that are attributable to T. Rowe Price, our consolidated sponsored investment products, and the related eliminations required in preparing the statement.

	Three months ended
	3/31/2024				3/31/2023
(in millions)	Cash flow attributable to T. Rowe Price	Cash flow attributable to consolidated sponsored investment products	Elims	As reported	Cash flow attributable to T. Rowe Price	Cash flow attributable to consolidated sponsored investment products	Elims	As reported
Cash flows from operating activities
Net income (loss)	$573.8	$70.0	$(50.4)	$593.4	$421.5	$41.8	$(21.6)	$441.7
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, amortization and impairments of property, equipment and software	62.6	—	—	62.6	58.8	—	—	58.8
Amortization and impairment of acquisition-related assets and retention agreements	50.8	—	—	50.8	48.2	—	—	48.2
Fair value remeasurement of contingent liability	—	—	—	—	(49.6)	—	—	(49.6)
Stock-based compensation expense	58.4	—	—	58.4	58.8	—	—	58.8
Net (gains) losses recognized on investments	(197.4)	—	50.4	(147.0)	(123.9)	—	21.6	(102.3)
Total non-cash adjustments	(25.6)	—	50.4	24.8	(7.7)	—	21.6	13.9
Net redemptions in sponsored investment products used to economically hedge supplemental savings plan liability	15.1	—	—	15.1	18.4	—	—	18.4
Net change in trading securities held by consolidated sponsored investment products	—	(158.3)	—	(158.3)	—	(200.7)	—	(200.7)
Other changes	176.2	(7.4)	(6.5)	162.3	240.5	(0.7)	(1.4)	238.4
Net cash provided by (used in) operating activities	739.5	(95.7)	(6.5)	637.3	672.7	(159.6)	(1.4)	511.7
Net cash provided by (used in) investing activities	(34.4)	(0.1)	25.9	(8.6)	(52.0)	(2.5)	(3.0)	(57.5)
Net cash provided by (used in) financing activities	(355.2)	106.8	(19.4)	(267.8)	(282.2)	133.6	4.4	(144.2)
Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment products	—	(0.8)	—	(0.8)	—	1.5	—	1.5
Net change in cash and cash equivalents during period	349.9	10.2	—	360.1	338.5	(27.0)	—	311.5
Cash and cash equivalents at beginning of year	2,066.6	77.2	—	2,143.8	1,755.6	119.1	—	1,874.7
Cash and cash equivalents at end of period	$2,416.5	$87.4	$—	$2,503.9	$2,094.1	$92.1	$—	$2,186.2

Operating Activities
Operating activities attributable to T. Rowe Price Group during the first quarter of 2024 provided cash flows of $739.5 million, an increase of $66.8 million from $672.7 million during the 2023 period. The increase was primarily driven by a $152.3 million increase in net income. This was offset in part by a higher reduction of operating cash flows of $17.9 million from non-cash items and by a $64.3 million decrease in timing differences related to the cash settlement of our assets and liabilities. The details of our non-cash adjustments are detailed in the table above. Additionally, in 2024, we made $3.3 million in more net investments in certain investment products that economically hedge our supplemental savings plan liability. The remaining change in reported cash flows from operating activities was attributable to the net change in trading securities held in our consolidated investment products’ underlying portfolios.

Our interim operating cash flows does not include the cash impact of variable compensation that is accrued throughout the year before being substantially paid out in December.

Investing Activities
Net cash used in investing activities that were attributable to T. Rowe Price Group totaled $34.4 million in 2024 compared with $52.0 million in 2023. During 2024, net proceeds from the sale of investments of $65.3 million were higher compared to $9.3 million during the 2023 period. In 2024, we increased our property and equipment expenditures by $41.8 million and decreased our other investing activity by $3.4 million. We eliminate our capital in those sponsored investment products we consolidate in preparing our consolidated statements of cash flows. The remaining change in reported cash flows from investing activities of $2.4 million is primarily related to the net cash removed from our balance sheet from consolidating and deconsolidating investment products.

Financing Activities
Net cash used in financing activities attributable to T. Rowe Price Group totaled $355.2 million in 2024 compared with $282.2 million in 2023. During 2024, we used $83.1 million to repurchase 0.7 million shares compared to $8.2 million to repurchase 25 thousand shares in 2023. The $4.3 million increase in dividends paid in 2024 is a result of the 1.6% increase in our quarterly dividend per share in 2024. In addition, cash flow related to common stock issued under stock compensation plans increased by $6.2 million during 2024 compared to 2023. The remaining change in reported cash flows from financing activities is primarily attributable to a $50.6 million increase in net subscriptions from redeemable non-controlling interest holders of our consolidated investment products during 2024.

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

There have been no material changes in the critical accounting policies previously identified in our 2023 Annual Report on Form 10-K.

NEWLY-ISSUED BUT NOT YET ADOPTED ACCOUNTING GUIDANCE.

See Note 1 - The Company and Basis of Preparation note within Item 1. Financial Statements for a discussion of newly issued but not yet adopted accounting guidance.

FORWARD-LOOKING INFORMATION.

From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this report, may contain certain forward-looking information, including information or anticipated information relating to: our revenues, net income, and earnings per share of common stock; changes in the amount and composition of our assets under management; our expense levels; our tax rate; legal or regulatory developments; geopolitical instability; interest rates and currency fluctuations; and our expectations regarding financial markets, future transactions, dividends, stock repurchases, investments, new products and services, capital expenditures, changes in our effective fee rate, and other industry or market conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A, Risk Factors, included in our Form 10-K Annual Report for 2023. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in our market risks from those provided in Item 7A of the Form 10-K Annual Report for 2023.

Item 4.Controls and Procedures.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of March 31, 2024, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the first quarter of 2024, and has concluded that there was no change during the first quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

For information about our legal proceedings, please see our Commitments and Contingencies footnote to our unaudited condensed consolidated financial statements in Part 1 of this Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes in the information provided in Item 1A of our Form 10-K Annual Report for 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchase activity during the first quarter of 2024 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January	320,712	$108.26	274,914	6,073,603
February	274,732	$108.84	231,120	5,842,483
March	213,518	$117.28	210,600	5,631,883
Total	808,962	$110.84	716,634

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorization, outstanding shares surrendered to us to pay the exercise price in connection with swap exercises of employee stock options, and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the first quarter of 2024, 92,328 were related to shares surrendered in connection with employee stock option exercises and no shares were withheld to cover tax withholdings associated with the vesting of restricted stock awards.

The following table details the changes in and status of the Board of Directors’ outstanding publicly announced board authorizations.

Authorization Dates	1/1/2024	Total Number of Shares Purchased	Maximum Number of Shares that May Yet Be Purchased at 3/31/2024
March 2020	6,348,517	(716,634)	5,631,883

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 26, 2024.
T. Rowe Price Group, Inc.

By:    /s/ Jennifer B. Dardis
Vice President, Chief Financial Officer and Treasurer