Form 10-Q
period 2024-06-30
PRICE T ROWE GROUP INC
filed 2024-07-26
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
(410) 345-2000
(Registrant’s telephone number, including area code)
________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.20 par value per share	TROW	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The number of shares outstanding of the issuer’s common stock ($0.20 par value), as of the latest practicable date, July 23, 2024, is 222,597,816.
The exhibit index is at Item 6 on page 43.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	6/30/2024	12/31/2023
ASSETS
Cash and cash equivalents	$2,714.9	$2,066.6
Accounts receivable and accrued revenue	846.9	807.9
Investments	2,758.9	2,554.7
Assets of consolidated sponsored investment products ($1,211.9 million at June 30, 2024 and $1,204.4 million at December 31, 2023, related to variable interest entities)	1,929.6	1,959.3
Operating lease assets	229.4	241.1
Property, equipment and software, net	884.5	806.6
Intangible assets, net	442.3	507.3
Goodwill	2,642.8	2,642.8
Other assets	640.5	692.5
Total assets	$13,089.8	$12,278.8

LIABILITIES
Accounts payable and accrued expenses	$367.2	$409.5
Liabilities of consolidated sponsored investment products ($28.7 million at June 30, 2024 and $35.2 million at December 31, 2023, related to variable interest entities)	65.1	54.2
Operating lease liabilities	299.3	308.5
Accrued compensation and related costs	566.5	240.8
Supplemental savings plan liability	941.7	895.0
Contingent consideration liability	13.4	13.4
Income taxes payable	13.6	66.2
Total liabilities	2,266.8	1,987.6

Commitments and contingent liabilities

Redeemable non-controlling interests	689.0	594.1

STOCKHOLDERS’ EQUITY
Preferred stock, undesignated, $0.20 par value – authorized and unissued 20,000,000 shares	—	—
Common stock, $0.20 par value—authorized 750,000,000; issued 222,612,000 shares at June 30, 2024 and 223,938,000 at December 31, 2023	44.5	44.8
Additional capital in excess of par value	368.8	431.7
Retained earnings	9,564.6	9,076.1
Accumulated other comprehensive loss	(49.2)	(47.5)
Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	9,928.7	9,505.1
Non-controlling interests in consolidated entities	205.3	192.0
Total stockholders’ equity	10,134.0	9,697.1
Total liabilities, redeemable non-controlling interests, and stockholders’ equity	$13,089.8	$12,278.8
The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended		Six months ended
	6/30/2024	6/30/2023	6/30/2024	6/30/2023
Revenues
Investment advisory fees	$1,585.6	$1,430.8	$3,139.6	$2,822.6
Capital allocation-based income	0.1	38.7	47.2	55.6
Administrative, distribution, and servicing fees	147.6	140.7	296.7	269.6
Net revenues	1,733.3	1,610.2	3,483.5	3,147.8

Operating expenses
Compensation and related costs	661.1	648.2	1,370.1	1,301.7
Distribution and servicing	87.7	67.8	169.6	139.3
Advertising and promotion	33.3	22.9	58.6	48.7
Product and recordkeeping related costs	73.0	77.7	148.0	149.8
Technology, occupancy, and facility costs	160.9	154.7	310.8	301.3
General, administrative, and other	108.7	100.0	201.3	207.5
Change in fair value of contingent consideration	—	(23.2)	—	(72.8)
Acquisition-related amortization and impairment costs	43.9	28.6	73.8	54.6
Total operating expenses	1,168.6	1,076.7	2,332.2	2,130.1

Net operating income	564.7	533.5	1,151.3	1,017.7

Non-operating income (loss)
Net gains (losses) on investments	78.0	89.1	199.5	183.0
Net gains (losses) on consolidated sponsored investment products	8.5	24.4	80.8	69.8
Other gains (losses), including foreign currency gains (losses)	(6.2)	(7.3)	(11.1)	(11.2)
Total non-operating income (loss)	80.3	106.2	269.2	241.6

Income before income taxes	645.0	639.7	1,420.5	1,259.3
Provision for income taxes	159.7	158.5	341.8	336.4
Net income	485.3	481.2	1,078.7	922.9
Less: net income (loss) attributable to redeemable non-controlling interests	1.9	4.8	21.5	25.0
Net income attributable to T. Rowe Price Group	$483.4	$476.4	$1,057.2	$897.9

Earnings per share on common stock of T. Rowe Price Group
Basic	$2.11	$2.07	$4.61	$3.90
Diluted	$2.11	$2.06	$4.60	$3.89

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three months ended		Six months ended
	6/30/2024	6/30/2023	6/30/2024	6/30/2023
Net income	$485.3	$481.2	$1,078.7	$922.9
Other comprehensive income (loss)
Currency translation adjustments
Consolidated T. Rowe Price investment products - variable interest entities	1.8	9.5	(3.8)	18.6
Equity method investments	(0.6)	1.1	0.5	—
Other comprehensive income (loss) before income taxes	1.2	10.6	(3.3)	18.6
Net deferred tax (expense) benefits	(0.4)	(1.2)	0.4	(1.8)
Total other comprehensive income (loss)	0.8	9.4	(2.9)	16.8

Total comprehensive income	486.1	490.6	1,075.8	939.7
Less: comprehensive income (loss) attributable to redeemable non-controlling interests	2.3	10.5	20.3	36.8
Total comprehensive income attributable to T. Rowe Price Group	$483.8	$480.1	$1,055.5	$902.9

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six months ended
	6/30/2024	6/30/2023
Cash flows from operating activities
Net income	$1,078.7	$922.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and impairment of property, equipment and software	126.3	117.9
Amortization and impairment of acquisition-related assets and retention arrangements	124.1	97.9
Fair value remeasurement of contingent consideration liability	—	(72.8)
Stock-based compensation expense	112.6	115.4
Net gains recognized on investments	(213.4)	(215.6)
Net redemptions in sponsored investment products used to economically hedge supplemental savings plan liability	15.1	18.4
Net change in securities held by consolidated sponsored investment products	(218.0)	(414.5)
Other changes in assets and liabilities	289.6	336.9
Net cash provided by operating activities	1,315.0	906.5

Cash flows from investing activities
Purchases of sponsored investment products	(43.5)	(27.3)
Dispositions of sponsored investment products	210.9	73.8
Net cash of sponsored investment products on deconsolidation	(13.1)	(17.8)
Additions to property, equipment and software	(205.8)	(132.4)
Other investing activity	(41.9)	(32.2)
Net cash used in investing activities	(93.4)	(135.9)

Cash flows from financing activities
Repurchases of common stock	(195.5)	(50.4)
Common share issuances under stock-based compensation plans	16.3	12.1
Dividends paid to common stockholders of T. Rowe Price	(569.7)	(562.4)
Net contributions (distributions) to non-controlling interests in consolidated entities	2.5	(2.7)
Net subscriptions from redeemable non-controlling interest holders	170.9	283.4
Net cash used in financing activities	(575.5)	(320.0)

Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	(1.1)	0.9

Net change in cash and cash equivalents during period	645.0	451.5
Cash and cash equivalents at beginning of period, including $77.2 million at December 31, 2023, and $119.1 million at December 31, 2022, held by consolidated sponsored investment products	2,143.8	1,874.7
Cash and cash equivalents at end of period, including $73.9 million at June 30, 2024, and $76.5 million at June 30, 2023, held by consolidated sponsored investment products	$2,788.8	$2,326.2

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Three months ended 6/30/2024
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	Non-controlling interests in consolidated entities	Total stockholders’ equity	Redeemable non-controlling interests
Balances at March 31, 2024	223,494	$44.7	$424.2	$9,364.8	$(49.6)	$9,784.1	$205.4	$9,989.5	$676.7
Net income (loss)	—	—	—	483.4	—	483.4	(2.4)	481.0	1.9
Other comprehensive income (loss), net of tax	—	—	—	—	0.4	0.4	—	0.4	0.4
Dividends declared (1.24 per share)	—	—	—	(283.5)	—	(283.5)	—	(283.5)	—
Shares issued upon option exercises	49	0.1	2.9	—	—	3.0	—	3.0	—
Restricted shares issued, net of shares withheld for taxes	7	—	(0.3)	—	—	(0.3)	—	(0.3)	—
Net shares issued upon vesting of restricted stock units	29	—	(0.4)	—	—	(0.4)	—	(0.4)	—
Stock-based compensation expense	—	—	54.3	—	—	54.3	—	54.3	—
Restricted stock units issued as dividend equivalents	—	—	0.1	(0.1)	—	—	—	—	—
Common shares repurchased	(967)	(0.3)	(112.0)	—	—	(112.3)	—	(112.3)	—
Net contributions to non-controlling interests in consolidated entities	—	—	—	—	—	—	2.3	2.3	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	—	—	78.1
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	—	—	(68.1)
Balances at June 30, 2024	222,612	$44.5	$368.8	$9,564.6	$(49.2)	$9,928.7	$205.3	$10,134.0	$689.0

	Three months ended 6/30/2023
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	Non-controlling interests in consolidated entities	Total stockholders’ equity	Redeemable non-controlling interests
Balances at March 31, 2023	224,527	$44.9	$501.8	$8,550.4	$(51.7)	$9,045.4	$194.4	$9,239.8	$834.1
Net income (loss)	—	—	—	476.4	—	476.4	10.6	487.0	4.8
Other comprehensive income (loss), net of tax	—	—	—	—	3.9	3.9	—	3.9	5.5
Dividends declared ($1.22 per share)	—	—	—	(280.5)	—	(280.5)	—	(280.5)	—
Shares issued upon option exercises	69	—	4.6	—	—	4.6	—	4.6	—
Restricted shares issued, net of shares withheld for taxes	54	—	—	—	—	—	—	—	—
Net shares issued upon vesting of restricted stock units	26	—	(0.4)	—	—	(0.4)	—	(0.4)	—
Stock-based compensation expense	—	—	56.8	—	—	56.8	—	56.8	—
Restricted stock units issued as dividend equivalents	—	—	0.1	(0.1)	—	—	—	—	—
Common shares repurchased	(395)	(0.1)	(42.3)	—	—	(42.4)	—	(42.4)	—
Net distributions to non-controlling interests in consolidated entities	—	—	—	—	—	—	(2.9)	(2.9)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	—	—	134.9
Net consolidations of T. Rowe Price investment products	—	—	—	—	—	—	—	—	5.9
Balances at June 30, 2023	224,281	$44.8	$520.6	$8,746.2	$(47.8)	$9,263.8	$202.1	$9,465.9	$985.2
(1) Accumulated other comprehensive income

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Six months ended 6/30/2024
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	Non-controlling interests in consolidated entities	Total Stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2023	223,938	$44.8	$431.7	$9,076.1	$(47.5)	$9,505.1	$192.0	$9,697.1	$594.1
Net income (loss)	—	—	—	1,057.2	—	1,057.2	10.8	1,068.0	21.5
Other comprehensive income, net of tax	—	—	—	—	(1.7)	(1.7)	—	(1.7)	(1.2)
Dividends declared ($2.48 per share)	—	—	—	(568.5)	—	(568.5)	—	(568.5)	—
Shares issued upon option exercises	295	0.1	18.3	—	—	18.4	—	18.4	—
Restricted shares issued, net of shares withheld for taxes	7	—	(0.3)	—	—	(0.3)	—	(0.3)	—
Net shares issued upon vesting of restricted stock units	56	—	(1.8)	—	—	(1.8)	—	(1.8)	—
Stock-based compensation expense	—	—	112.7	—	—	112.7	—	112.7	—
Restricted stock units issued as dividend equivalents	—	—	0.2	(0.2)	—	—	—	—	—
Common shares repurchased	(1,684)	(0.4)	(192.0)	—	—	(192.4)	—	(192.4)	—
Net contributions to non-controlling interests in consolidated entities	—	—	—	—	—	—	2.5	2.5	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	—	—	170.8
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	—	—	(96.2)
Balances at June 30, 2024	222,612	$44.5	$368.8	$9,564.6	$(49.2)	$9,928.7	$205.3	$10,134.0	$689.0

	Six months ended 6/30/2023
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	Non-controlling interests in consolidated entities	Total Stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2022	224,310	$44.9	$437.9	$8,409.7	$(53.0)	$8,839.5	$190.7	$9,030.2	$656.7
Net income (loss)	—	—	—	897.9	—	897.9	14.1	912.0	25.0
Other comprehensive income (loss), net of tax	—	—	—	—	5.2	5.2	—	5.2	11.6
Dividends declared ($2.44 per share)	—	—	—	(561.2)	—	(561.2)	—	(561.2)	—
Shares issued upon option exercises	259	—	14.9	—	—	14.9	—	14.9	—
Restricted shares issued, net of shares withheld for taxes	54	—	—	—	—	—	—	—	—
Net shares issued upon vesting of restricted stock units	78	—	(2.8)	—	—	(2.8)	—	(2.8)	—
Stock-based compensation expense	—	—	115.5	—	—	115.5	—	115.5	—
Restricted stock units issued as dividend equivalents	—	—	0.2	(0.2)	—	—	—	—	—
Common shares repurchased	(420)	(0.1)	(45.1)	—	—	(45.2)	—	(45.2)	—
Net distributions to non-controlling interests in consolidated entities	—	—	—	—	—	—	(2.7)	(2.7)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	—	—	286.0
Net consolidations of T. Rowe Price investment products	—	—	—	—	—	—	—	—	5.9
Balances at June 30, 2023	224,281	$44.8	$520.6	$8,746.2	$(47.8)	$9,263.8	$202.1	$9,465.9	$985.2
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

NOTE 2 – INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Net revenues earned in the three- and six-month periods ended June 30, 2024 and 2023, are included in the table below along with details of investment advisory revenues earned from clients by their underlying asset class. We also included average assets under management by asset class, on which we earn the investment advisory revenues.

	Three months ended		Six months ended
(in millions)	6/30/2024	6/30/2023	6/30/2024	6/30/2023
Investment advisory fees
Equity	$948.9	$862.3	$1,898.5	$1,696.2
Fixed income, including money market	100.2	100.0	200.8	202.4
Multi-asset	444.8	391.3	874.5	777.3
Alternatives	91.7	77.2	165.8	146.7
Total investment advisory fees	$1,585.6	$1,430.8	$3,139.6	$2,822.6
Capital allocation-based income	0.1	38.7	47.2	55.6
Total administrative, distribution, and servicing fees	147.6	140.7	296.7	269.6
Net revenues	$1,733.3	$1,610.2	$3,483.5	$3,147.8

Average AUM (in billions):
Equity	$790.4	$703.4	$780.4	$695.2
Fixed income, including money market	174.8	170.4	172.1	170.0
Multi-asset	520.1	439.0	508.6	430.7
Alternatives	48.7	44.6	48.1	44.3
Average AUM	$1,534.0	$1,357.4	$1,509.2	$1,340.2

Total net revenues earned from our sponsored products, primarily our sponsored U.S. mutual funds and collective investment trusts, aggregate $1,429.4 million and $1,324.4 million for the three months ended June 30, 2024 and 2023, respectively. Total net revenues earned during the six months ended June 30, 2024 and 2023 aggregate $2,873.0 million and $2,592.4 million, respectively. Accounts receivable from our sponsored products aggregate to $577.3 million at June 30, 2024 and $533.9 million at December 31, 2023.

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for 8.6% at June 30, 2024, 8.5% at March 31, 2024, and 8.6% at December 31, 2023 of our assets under management.

NOTE 3 – INVESTMENTS.

The carrying values of our investments that are not part of the consolidated sponsored investment products are as follows:

(in millions)	6/30/2024	12/31/2023
Investments held at fair value
T. Rowe Price investment products
Discretionary investments	$245.9	$246.4
Seed capital	260.3	247.8
Supplemental savings plan liability economic hedges	852.0	806.6
Investment partnerships and other investments	108.0	69.7
Investments in affiliated collateralized loan obligations	7.6	8.4
Equity method investments
T. Rowe Price investment products
Discretionary investments	40.4	5.3
Seed capital	136.9	91.1
Supplemental savings plan liability economic hedges	40.6	21.0
23% Investment in UTI Asset Management Company Limited (India)	175.1	164.5
Investments in affiliated private investment funds - carried interest	497.3	519.9
Investments in affiliated private investment funds - seed/co-investment	280.5	253.4
Investments in partnerships and other investments	1.9	2.2
Held to maturity
Investments in affiliated collateralized loan obligations	81.8	94.1
Certificates of deposit	29.6	23.3
U.S. Treasury note	1.0	1.0
Total	$2,758.9	$2,554.7

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

During the three- and six- months ended June 30, 2024, net gains on investments included $20.0 million and $85.0 million, respectively, of net unrealized gains related to investments carried at fair value that were still held at June 30, 2024. For the same periods of 2023, net gains on investments included $28.3 million and $75.0 million, respectively, of net unrealized gains related to investments carried at fair value that were still held at June 30, 2023.

During the six months ended June 30, 2024 and 2023, certain sponsored investment products in which we provided initial seed capital at the time of formation were deconsolidated, as we no longer had a controlling interest. Depending on our ownership interest, we report our residual interests in these sponsored investment products as either an equity method investment or an investment held at fair value. The net impact of these changes on our unaudited condensed consolidated balance sheets and statements of income as of the dates the products were deconsolidated is detailed below.

	Three months ended		Six months ended
(in millions)	6/30/2024	6/30/2023	6/30/2024	6/30/2023
Net increase (decrease) in assets of consolidated sponsored investment products	$(236.4)	$(79.0)	$(271.8)	$(81.4)
Net increase (decrease) in liabilities of consolidated sponsored investment products	$(4.9)	$(33.0)	$(4.9)	$(33.1)
Net increase (decrease) in redeemable non-controlling interests	$(68.1)	$5.9	$(96.2)	$5.9

INVESTMENTS IN AFFILIATED COLLATERALIZED LOAN OBLIGATIONS.

There is debt associated with our long-term investments in affiliated collateralized loan obligations (“CLOs”). This debt is carried at $77.2 million at June 30, 2024 and $89.4 million at December 31, 2023, and is reported in accounts payable and accrued expenses in our unaudited condensed consolidated balance sheets. The debt includes outstanding repurchase agreements of €61.1 million (equivalent to $65.5 million at June 30, 2024 and $72.3 million at December 31, 2023 at the respective EUR spot rates) that are collateralized by the CLO investments. The debt also includes outstanding note facilities of €10.9 million (equivalent to $11.7 million at June 30, 2024 and $17.1 million at December 31, 2023, at the respective EUR spot rates) that are collateralized by first priority security interests in the assets of a consolidated subsidiary that is party to the notes. These note facilities bear interest at rates based on EURIBOR plus the initial margin, which equals all-in rates ranging from 1.15% to 12.77% as of June 30, 2024. The debt matures on various dates through 2035 or if the investments are paid back in full or cancelled, whichever is sooner.

VARIABLE INTEREST ENTITIES.

Our investments at June 30, 2024 and December 31, 2023 include interests in variable interest entities that we do not consolidate as we are not deemed the primary beneficiary. Our maximum risk of loss related to our involvement with these entities is as follows:

(in millions)	6/30/2024	12/31/2023
Investment carrying values	$877.3	$919.3
Unfunded capital commitments	81.4	94.1
Accounts receivable	74.8	92.1
	$1,033.5	$1,105.5

The unfunded capital commitments, totaling $81.4 million at June 30, 2024 and $94.1 million at December 31, 2023, relate primarily to the affiliated private investment funds and the investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be called under certain circumstances.

INVESTMENTS IN AFFILIATED FUNDS - CARRIED INTEREST.

Certain of the investments in affiliated funds represent interests in the general partners of affiliated private investment funds that are entitled to a disproportionate allocation of income or carried interest. The entities holding such interests are considered variable interest entities and are consolidated as we were determined to be the primary beneficiary.

The total assets, liabilities, and non-controlling interests of these consolidated variable interest entities are as follows:

(in millions)	6/30/2024	12/31/2023
Assets	$561.2	$564.7
Liabilities	$0.2	$1.9
Non-controlling interest	$205.3	$192.0

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

These levels are not necessarily an indication of the risk or liquidity associated with our investments. The following table summarizes our investments and liabilities that are recognized in our unaudited condensed consolidated balance sheets using fair value measurements determined based on the differing levels of inputs. This table excludes investments held by the consolidated sponsored investment products which are presented separately in our unaudited condensed consolidated balance sheets and are detailed in Note 5.

	6/30/2024			12/31/2023
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
T. Rowe Price investment products
Cash equivalents held in money market funds	$2,371.1	$—	$—	$1,678.1	$—	$—
Discretionary investments	245.9	—	—	246.4	—	—
Seed capital	220.9	39.4	—	206.0	41.8	—
Supplemental savings plan liability economic hedges	852.0	—	—	806.6	—	—
Other investments	0.1	—	41.5	0.7	—	—
Investments in affiliated collateralized loan obligations	—	7.6	—	—	8.4	—
Total	$3,690.0	$47.0	$41.5	$2,937.8	$50.2	$—

Contingent consideration liability	$—	$—	$13.4	$—	$—	$13.4

The fair value hierarchy level table above does not include the investment partnerships and other investments for which fair value is estimated using their NAV per share as a practical expedient. The carrying value of these investments as disclosed in Note 3 were $66.4 million at June 30, 2024, and $69.0 million at December 31, 2023.

The Level 3 investments’ fair value is derived from inputs that are unobservable and that reflect our own determinations about the assumptions that market participants would use in pricing the investments, including assumptions about risk. These inputs are developed based on our data, which is adjusted if information indicates that market participants would use different assumptions. For the three months ended June 30, 2024, the change in Level 3 fair values are solely attributable to the purchases of new investments and there were no transfers into or out of Level 3. The following table provides information about the significant Level 3 inputs:

	Fair value measurements as of June 30, 2024
(in millions)	Fair value	Valuation techniques	Unobservable inputs	Interest rate input
Other investments	$41.5	Market Yield (Comparables)	Yield	9.4%

Contingent Consideration

As part of the purchase consideration for our acquisition of OHA in December 2021, there was contingent consideration in the amount of up to $900 million, payable in cash, that may be due as part of an earnout payment starting in 2025 and ending in 2027 upon satisfying or exceeding certain defined revenue targets. These defined revenue targets will be evaluated on a cumulative basis beginning at the end of 2024, with the ability to extend two additional years if the defined revenue targets are not achieved. About 22% of the earnout is conditioned upon continued service with T. Rowe Price and was excluded from the purchase consideration and deemed compensatory. The fair value of the earnout deemed compensatory is remeasured each reporting period and recognized over the related service period. The amount recorded as compensation expense for the three- and six- months ended June 30, 2024 and 2023 was immaterial.

The change in the contingent consideration liability measured at fair value for which we used Level 3 inputs to determine fair value is as follows:

	Three months ended		Six months ended
(in millions)	6/30/2024	6/30/2023	6/30/2024	6/30/2023
Balance at beginning of period	$13.4	$46.2	$13.4	$95.8
Unrealized gains, included in earnings	—	(23.2)	—	(72.8)
Balance at end of period	$13.4	$23.0	$13.4	$23.0

The fair value of the contingent consideration is measured using the Monte Carlo simulation methodology of valuation. The most significant assumptions used relate to the discount rates and from changes pertaining to the achievement of the defined financial targets.
In addition, simultaneously with the OHA acquisition, a Value Creation Agreement was entered into whereby certain employees of OHA will receive incentive payments in the aggregate equal to 10% of the appreciated value of the OHA business, subject to an annualized preferred return to T. Rowe Price, on the fifth anniversary of the acquisition date. This arrangement is treated as a post-combination compensation expense. This arrangement will be remeasured at fair value at each reporting date and recognized over the related service period. For the three- and six- months ended June 30, 2024 and 2023, the amounts recognized as part of compensation expense in our unaudited condensed consolidated statements of income were immaterial.

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

The following table details the net assets of the consolidated sponsored investment products:

	6/30/2024			12/31/2023
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Cash and cash equivalents(1)	$21.4	$52.5	$73.9	$25.7	$51.5	$77.2
Investments(2)	674.5	1,144.7	1,819.2	718.0	1,129.0	1,847.0
Other assets	21.8	14.7	36.5	11.2	23.9	35.1
Total assets	717.7	1,211.9	1,929.6	754.9	1,204.4	1,959.3
Liabilities	36.4	28.7	65.1	19.0	35.2	54.2
Net assets	$681.3	$1,183.2	$1,864.5	$735.9	$1,169.2	$1,905.1

Attributable to T. Rowe Price Group	$461.4	$714.1	$1,175.5	$589.9	$721.1	$1,311.0
Attributable to redeemable non-controlling interests	219.9	469.1	689.0	146.0	448.1	594.1
	$681.3	$1,183.2	$1,864.5	$735.9	$1,169.2	$1,905.1
(1) Cash and cash equivalents includes $17.8 million at June 30, 2024, and $16.2 million at December 31, 2023, of investments in T. Rowe Price money market mutual funds.
(2) Investments include $6.2 million at June 30, 2024, and $6.2 million at December 31, 2023 of other sponsored investment products.

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

The operating results of the consolidated sponsored investment products for the three- and six- months ended June 30, 2024 and 2023, are reflected in our unaudited condensed consolidated statements of income as follows:

	Three months ended
	6/30/2024			6/30/2023
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(0.7)	$(1.9)	$(2.6)	$(0.8)	$(2.6)	$(3.4)
Net investment income (loss) reflected in non-operating income (loss)	(3.7)	12.2	8.5	5.8	18.2	24.0
Impact on income before taxes	$(4.4)	$10.3	$5.9	$5.0	$15.6	$20.6

Net income (loss) attributable to T. Rowe Price Group	$(3.0)	$7.0	$4.0	$4.4	$11.4	$15.8
Net income (loss) attributable to redeemable non-controlling interests	(1.4)	3.3	1.9	0.6	4.2	4.8
	$(4.4)	$10.3	$5.9	$5.0	$15.6	$20.6

	Six months ended
	6/30/2024			6/30/2023
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(1.5)	$(3.4)	$(4.9)	$(2.5)	$(4.9)	$(7.4)
Net investment income (loss) reflected in non-operating income (loss)	29.7	51.1	80.8	12.7	57.1	69.8
Impact on income before taxes	$28.2	$47.7	$75.9	$10.2	$52.2	$62.4

Net income (loss) attributable to T. Rowe Price Group	$22.8	$31.6	$54.4	$8.1	$29.3	$37.4
Net income (loss) attributable to redeemable non-controlling interests	5.4	16.1	21.5	2.1	22.9	25.0
	$28.2	$47.7	$75.9	$10.2	$52.2	$62.4

The operating expenses of the consolidated investment products are reflected in general, administrative and other expenses. In preparing our unaudited condensed consolidated financial statements, we eliminated operating expenses of $0.5 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively, against the investment advisory and administrative fees earned from these products. Operating expenses eliminated for the six months ended June 30, 2024 and 2023, were $1.7 million and $0.9 million, respectively. The net investment income (loss) reflected in non-operating income (loss) includes dividend and interest income as well as realized and unrealized gains and losses on the underlying securities held by the consolidated sponsored investment products.

The table below details the impact of these consolidated investment products on the individual lines of our unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023.

	Six months ended
	6/30/2024			6/30/2023
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Net cash provided by (used in) operating activities	$(111.4)	$(32.2)	$(143.6)	$(77.3)	$(273.4)	$(350.7)
Net cash provided by (used in) investing activities	(12.4)	(0.7)	(13.1)	(15.5)	(2.3)	(17.8)
Net cash provided by (used in) financing activities	119.5	35.0	154.5	78.2	246.8	325.0
Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment products	—	(1.1)	(1.1)	—	0.9	0.9
Net change in cash and cash equivalents during period	(4.3)	1.0	(3.3)	(14.6)	(28.0)	(42.6)
Cash and cash equivalents at beginning of year	25.7	51.5	77.2	16.2	102.9	119.1
Cash and cash equivalents at end of period	$21.4	$52.5	$73.9	$1.6	$74.9	$76.5

For the six months ended June 30, 2024, the net cash provided by or used in financing activities includes $16.4 million of net subscriptions we made into the consolidated sponsored investment products and dividends received. For the six months ended June 30, 2023, the net cash provided by or used in financing activities included $41.6 million of net redemptions we made from the consolidated sponsored investment products, net of dividends received. These cash flows were eliminated in consolidation.

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

	6/30/2024			12/31/2023
(in millions)	Level 1	Level 2		Level 1	Level 2
Assets
Cash equivalents	$19.9	$—		$17.2	$8.0
Equity securities	381.4	237.4		365.1	213.6
Fixed income securities	—	1,179.8		—	1,241.9
Other investments	2.8	17.8		3.6	22.8
	$404.1	$1,435.0	$—	$385.9	$1,486.3

Liabilities	$(4.7)	$(10.6)		$(5.1)	$(16.2)

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS.

Goodwill and intangible assets consist of the following:

(in millions)	6/30/2024	12/31/2023
Goodwill	$2,642.8	$2,642.8
Indefinite-lived intangible assets - trade name	104.8	117.1
Indefinite-lived intangible assets - investment advisory agreements	65.6	65.6
Definite-lived intangible assets - investment advisory agreements	271.9	324.6
Total	$3,085.1	$3,150.1

Amortization and impairment expense for the definite-lived intangible assets was $27.2 million and $52.7 million for the three- and six- months ended June 30, 2024, respectively. For the three- and six- months ended June 30, 2023, amortization and impairment expense for the definite-lived intangible assets was $26.4 million and $52.4 million, respectively. Estimated amortization expense for the definite-lived intangible assets for the five succeeding years is a follows:

(in millions)
Remaining 2024	$42.8
2025	82.2
2026	65.2
2027	45.3
2028	14.3

Impairment

Our indefinite-lived intangible assets are tested for impairment annually, in the fourth quarter, or more frequently if events or changes in circumstances indicate that it is more likely than not that the intangible asset is impaired. Based on a review of qualitative factors, primarily the future outlook, we determined it was necessary to perform a quantitative impairment test on the trade name intangible asset during the three months ended June 30, 2024. The quantitative impairment test resulted in the carrying amount of the trade name intangible asset exceeding its fair value and we recognized an impairment charge of $12.3 million, which represented the excess. Fair value was determined using a discounted cash flow analysis where estimated future cash flows were discounted to arrive at a single present value amount. This approach included inputs that required significant management judgment, the most relevant of which include revenue growth, discount rate, and effective tax rate.

We evaluate the carrying amount of goodwill in our unaudited condensed consolidated balance sheets for possible impairment on an annual basis in the fourth quarter or if triggering events occur that require us to evaluate for impairment earlier. No triggering events arose during the six months ended June 30, 2024.

NOTE 7 – STOCK-BASED COMPENSATION.

STOCK OPTIONS.

The following table summarizes the status of, and changes in, our stock options during the six months ended June 30, 2024.

	Options	Weighted- average exercise price
Outstanding at December 31, 2023	1,476,104	$75.39
Exercised	(420,387)	$76.62
Expired	(1,768)	$76.75
Outstanding and exercisable at June 30, 2024	1,053,949	$74.90

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of, and changes in, our nonvested restricted shares and restricted stock units during the six months ended June 30, 2024.

	Restricted shares	Restricted stock units	Weighted-average fair value
Nonvested at December 31, 2023	56,740	6,485,253	$127.74
Time-based grants	8,970	39,896	$111.02
Dividend equivalents granted to non-employee directors	—	1,860	$118.83
Vested	(17,682)	(61,026)	$105.98
Forfeited	—	(98,941)	$127.48
Nonvested at June 30, 2024	48,028	6,367,042	$127.89

Nonvested at June 30, 2024, includes performance-based restricted stock units of 334,548. These nonvested performance-based restricted stock units include 108,775 units for which the performance period has lapsed, and the performance threshold has been met.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense to be recognized over the remaining vesting periods of the stock-based awards outstanding at June 30, 2024. Estimated future compensation expense will change to reflect future grants of restricted stock awards and units, future option grants, changes in the probability of performance thresholds being met, and adjustments for actual forfeitures.

(in millions)
Third quarter 2024	$57.1
Fourth quarter 2024	50.2
2025	118.4
2026 through 2029	87.9
Total	$313.6

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

	Three months ended		Six months ended
(in millions)	6/30/2024	6/30/2023	6/30/2024	6/30/2023
Net income attributable to T. Rowe Price	$483.4	$476.4	$1,057.2	$897.9
Less: net income allocated to outstanding restricted stock and stock unit holders	12.9	11.6	28.7	22.1
Net income allocated to common stockholders	$470.5	$464.8	$1,028.5	$875.8

Weighted-average common shares
Outstanding	223.0	224.4	223.3	224.4
Outstanding assuming dilution	223.5	225.2	223.8	225.2

NOTE 9 – OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS.

The changes in currency translation adjustments included in accumulated other comprehensive loss for the three months ended June 30, 2024 and 2023 are presented in the table below.

	Three months ended 6/30/2024			Three months ended 6/30/2023
(in millions)	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments
Balances at beginning of period	$(50.9)	$1.3	$(49.6)	$(51.4)	$(0.3)	$(51.7)
Other comprehensive income (loss) before reclassifications and income taxes	(0.6)	1.4	0.8	1.1	3.9	5.0
Net deferred tax benefits (income taxes)	—	(0.4)	(0.4)	(0.2)	(0.9)	(1.1)
Other comprehensive income (loss)	(0.6)	1.0	0.4	0.9	3.0	3.9
Balances at end of period	$(51.5)	$2.3	$(49.2)	$(50.5)	$2.7	$(47.8)
The other comprehensive income (loss) in the table above excludes other comprehensive gains of $0.4 million and $5.5 million for the three months ended June 30, 2024 and 2023, related to redeemable non-controlling interests held in our consolidated products.

The changes in each component of accumulated other comprehensive loss for the six months ended June 30, 2024 and 2023, are presented in the table below.

	Six months ended 6/30/2024			Six months ended 6/30/2023
(in millions)	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments
Balances at beginning of period	$(51.9)	$4.4	$(47.5)	$(50.5)	$(2.5)	$(53.0)
Other comprehensive income (loss) before reclassifications and income taxes	0.5	(2.6)	(2.1)	—	6.9	6.9
Net deferred tax benefits (income taxes)	(0.1)	0.5	0.4	—	(1.7)	(1.7)
Other comprehensive income (loss)	0.4	(2.1)	(1.7)	—	5.2	5.2
Balances at end of period	$(51.5)	$2.3	$(49.2)	$(50.5)	$2.7	$(47.8)

The other comprehensive income (loss) in the table above excludes net losses of $1.2 million for 2024 period and net gains of $11.6 million for the 2023 period of other comprehensive income (loss) related to redeemable non-controlling interests held in our consolidated products.

NOTE 10 – COMMITMENTS AND CONTINGENCIES.

COMMITMENTS.

T. Rowe Price has committed $360 million for investment in future OHA product launches through 2026.

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

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries ("the Company") as of June 30, 2024, the related condensed consolidated statements of income and comprehensive income, and stockholders’ equity for the three- and six- month periods ended June 30, 2024 and 2023, the related condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
July 26, 2024

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

MARKET TRENDS.

U.S. stocks were mixed in the second quarter amid strength in large, high-growth companies, especially technology-oriented companies expected to benefit from artificial intelligence (AI) developments. In contrast, stocks of smaller companies, which tend to be more sensitive than large-caps to the economy and interest rate movements, were hurt by diminished expectations for Federal (“Fed”) Reserve rate cuts this year stemming from persistent inflation.

Developed non-U.S. equity markets generally underperformed large-cap U.S. stocks in dollar terms. In Europe, equity markets were mixed, with French shares falling about 7%. Developed Asian markets were mostly positive in dollar terms. Shares in Singapore led the region with a 9% gain, but Japanese stocks fell 4%.

Emerging equity markets outperformed stocks in developed markets in U.S. dollar terms. Equities in the emerging Europe, Middle East, and Africa (EMEA) region were mostly positive. Turkish shares rose more than 21%, as S&P Global Ratings upgraded its sovereign credit rating. Emerging Asian markets were widely mixed in dollar terms, but Latin American markets were mostly negative, as regional heavyweights Mexico and Brazil tumbled 16% and 12%, respectively.

Returns of several major equity market indexes were as follows:

	Three months ended	Six months ended
Index	6/30/2024	6/30/2024
S&P 500 Index	4.3%	15.3%
NASDAQ Composite Index(1)	8.3%	18.1%
Russell 2000 Index	(3.3)%	1.7%
MSCI EAFE (Europe, Australasia, and Far East) Index	(0.2)%	5.8%
MSCI Emerging Markets Index	5.1%	7.7%
 (1) Returns exclude dividends

U.S. bond index returns were mostly positive in the second quarter of 2024. U.S. Treasury bill yields were little changed as the Fed kept the fed funds target rate in the 5.25% to 5.50% range, but intermediate- and long-term

Treasury yields increased and bond prices eased as Fed rate cut expectations for 2024 continued to wane. The 10-year U.S. Treasury note yield increased from 4.20% to 4.36% during the quarter.

In the U.S. investment-grade bond universe, sector performance was mostly positive. Asset-backed securities and non-agency commercial mortgage-backed securities performed best. Treasuries and mortgage-backed securities rose marginally, while corporate bonds edged lower. Tax-free municipal bonds performed mostly in line with the broad taxable bond market. High yield corporate bonds outperformed investment-grade issues.

Bonds in developed non-U.S. markets produced negative returns in U.S. dollar terms. In Europe, official short-term interest rates in England were unchanged, while the European Central Bank reduced its key policy rate by 25 basis points in early June. However, bond yields in several European countries rose late in the quarter amid political uncertainty in France. In Japan, short-term rates were unchanged, and the yen fell 6% versus the dollar to 38-year lows by the end of June, while the 10-year Japanese government bond yield rose above 1.00% for the first time in more than a decade. In the emerging markets universe, dollar-denominated bonds were flat, but they outperformed local currency bonds in dollar terms, as most developing markets currencies depreciated versus the U.S. dollar.

Returns for several major bond market indexes were as follows:

	Three months ended	Six months ended
Index	6/30/2024	6/30/2024
Bloomberg U.S. Aggregate Bond Index	0.1%	(0.7)%
JPMorgan Global High Yield Index	1.4%	3.6%
Bloomberg Municipal Bond Index	—%	(0.4)%
Bloomberg Global Aggregate Ex-U.S. Dollar Bond Index	(2.1)%	(5.3)%
JPMorgan Emerging Markets Bond Index Plus	0.1%	2.5%
ICE Bank of America U.S. High Yield Index	1.1%	2.6%
Credit Suisse Leveraged Loan Index	1.9%	4.4%

ASSETS UNDER MANAGEMENT.(1)

Assets under management ended the second quarter of 2024 at $1,569.1 billion, an increase of $26.9 billion from March 31, 2024. The increase in assets under management during the second quarter of 2024 was driven by market appreciation and income, net of distributions not reinvested, of $30.6 billion, offset by net cash outflows of $3.7 billion.

For the six months ended June 30, 2024, the increase in assets under management was driven by market appreciation, net of distributions not reinvested, of $136.3 billion, offset by net cash outflows of $11.7 billion.

The following tables detail changes in our assets under management, by asset class, during the three- and six-month periods ended June 30, 2024:

	Three months ended 6/30/2024					Six months ended 6/30/2024
(in billions)	Equity	Fixed income, including money market	Multi-asset(1)	Alternatives(2)	Total	Equity	Fixed income, including money market	Multi-asset(1)	Alternatives(2)	Total
Assets under management at beginning of period	$802.9	$170.9	$520.6	$47.8	$1,542.2	$743.6	$170.0	$483.0	$47.9	$1,444.5

Net cash flows prior to manager-driven distributions	(14.9)	7.8	1.6	2.9	(2.6)	(27.7)	8.0	7.1	3.0	(9.6)
Manager-driven distributions	—	—	—	(1.1)	(1.1)	—	—	—	(2.1)	(2.1)
Net cash flows	(14.9)	7.8	1.6	1.8	(3.7)	(27.7)	8.0	7.1	0.9	(11.7)
Net market appreciation (depreciation) and income(3)	22.3	1.2	6.9	0.2	30.6	94.4	1.9	39.0	1.0	136.3
Change during the period	7.4	9.0	8.5	2.0	26.9	66.7	9.9	46.1	1.9	124.6
Assets under management at June 30, 2024	$810.3	$179.9	$529.1	$49.8	$1,569.1	$810.3	$179.9	$529.1	$49.8	$1,569.1
(1)    The underlying assets under management of the multi-asset portfolios have been aggregated and presented in this category and not reported in the equity and fixed income columns.
(2) The alternatives asset class includes strategies authorized to invest more than 50% of its holdings in private credit, leveraged loans, mezzanine, real assets/CRE, structured products, stressed / distressed, non-investment grade CLOs, special situations, or have absolute return as its investment objective. Generally, only those strategies with longer than daily liquidity are included. Unfunded capital commitments were $11.3 billion at June 30, 2024, $12.0 billion at March 31, 2024, and $11.6 billion at December 31, 2023, and are not reflected in fee basis AUM above.
(3) Includes net distributions not reinvested for the three- and six-month periods ended June 30, 2024 of $0.7 billion and $0.9 billion, respectively.

Investment advisory clients outside the United States account for 8.6% of our assets under management at June 30, 2024, 8.5% at March 31, 2024, and 8.6% at December 31, 2023.

Assets under management in our target date retirement products, which are included in the multi-asset totals shown above, were $452.6 billion at June 30, 2024, $443.0 billion at March 31, 2024, and $408.4 billion at December 31, 2023. Net flows into these portfolios were $3.7 billion and $10.5 billion in the three- and six-month periods ended June 30, 2024.

We also provide strategic investment advice solutions for certain portfolios. These advice solutions, primarily overseen by our multi-asset division, may include strategic asset allocation, and in certain portfolios, asset selection and/or tactical asset allocation overlays. We also offer advice solutions through retail separately managed accounts and separately managed accounts model delivery. As of June 30, 2024, total assets in these solutions were $549 billion, of which $534 billion are included in our reported assets under management in the tables above.

We provide participant accounting and plan administration for retirement plans that invest in the firm's U.S. mutual funds, collective investment trusts and funds outside of the firm's complex. As of June 30, 2024, our assets under administration were $273 billion, of which nearly $157 billion are assets we manage.

INVESTMENT PERFORMANCE.(1)

Strong investment performance and brand awareness is a key driver to attracting and retaining assets—and to our long-term success. Our performance disclosures include specific asset classes, assets under management weighted performance, mutual fund performance against passive peers and composite performance against benchmarks. The following tables present investment performance for the one-, three-, five-, and 10-years ended June 30, 2024. Past performance is no guarantee of future results.

% of U.S. funds that outperformed Morningstar median(2),(3)
	1 year	3 years	5 years	10 years
Equity	61%	59%	57%	69%
Fixed Income	56%	53%	54%	66%
Multi-Asset	84%	47%	69%	76%
All Funds	68%	54%	60%	70%

% of U.S. funds that outperformed passive peer median(2),(4)
	1 year	3 years	5 years	10 years
Equity	58%	49%	51%	53%
Fixed Income	64%	55%	53%	58%
Multi-Asset	92%	49%	74%	58%
All Funds	72%	50%	58%	56%

% of composites that outperformed benchmarks(5)
	1 year	3 years	5 years	10 years
Equity	61%	32%	48%	66%
Fixed Income	61%	36%	53%	65%
All Composites	61%	34%	50%	66%

AUM Weighted Performance
% of U.S. funds AUM that outperformed Morningstar median(2),(3)
	1 year	3 years	5 years	10 years
Equity	74%	50%	54%	82%
Fixed Income	69%	70%	61%	82%
Multi-Asset	93%	56%	90%	93%
All Funds	78%	53%	63%	85%

% of U.S. funds AUM that outperformed passive peer median(2),(4)
	1 year	3 years	5 years	10 years
Equity	72%	41%	31%	50%
Fixed Income	83%	68%	68%	70%
Multi-Asset	96%	59%	95%	94%
All Funds	78%	46%	49%	62%

% of composites AUM that outperformed benchmarks(5)
	1 year	3 years	5 years	10 years
Equity	62%	39%	42%	63%
Fixed Income	53%	23%	41%	47%
All Composites	61%	36%	41%	60%

As of June 30, 2024, 65 of 130 (50.0%) of the firm's rated U.S. mutual funds (across primary share classes) received an overall rating of 4 or 5 stars. By comparison, 32.5% of Morningstar's fund population is given a rating of 4 or 5 stars(5). In addition, 65%(6) of AUM in the firm's rated U.S. mutual funds (across primary share classes) ended June 30, 2024 with an overall rating of 4 or 5 stars.

(1) The investment performance reflects that of T. Rowe Price sponsored mutual funds, ETFs and composites AUM and not of OHA’s products.
(2) Source: © 2024 Morningstar, Inc. All rights reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information.
(3) Source: Morningstar. Primary share class only. Excludes money market mutual funds, funds with an operating history of less than one year, T. Rowe Price passive funds, and T. Rowe Price funds that are clones of other funds. The top chart reflects the percentage of T. Rowe Price funds with 1-, 3-, 5-, and 10-year track record that are outperforming the Morningstar category median. The bottom chart reflects the percentage of T. Rowe Price funds AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $326B for 1 year, $323B for 3 years, $323B for 5 years, and $322B for 10 years.
(4) Passive Peer Median was created by T. Rowe Price using data from Morningstar. Primary share class only. Excludes money market mutual funds, funds with an operating history of less than one year, funds with fewer than three peers, T. Rowe Price passive funds, and T. Rowe Price funds that are clones of other funds. This analysis compares T. Rowe Price active funds to the applicable universe of passive/index open-end funds and ETFs of peer firms. The top chart reflects the percentage of T. Rowe Price funds with 1-, 3-, 5-, and 10-year track record that are outperforming the passive peer universe. The bottom chart reflects the percentage of T. Rowe Price funds AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $309B for 1 year, $306B for 3 years, $269B for 5 years, and $261B for 10 years.
(5)Composite net returns are calculated using the highest applicable separate account fee schedule. Excludes money market composites. All composites compared with the official GIPS composite primary benchmark. The top chart reflects the percentage of T. Rowe Price composites with 1-, 3-, 5-, and 10-year track record that are outperforming their benchmarks. The bottom chart reflects the percentage of T. Rowe Price composite AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $1,401B for 1 year, $1,396B for 3 years, $1,389B for 5 years, and $1,340B for 10 years.
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

RESULTS OF OPERATIONS.

The following table and discussion sets forth information regarding our consolidated financial results for the three- and six-month periods ended June 30, 2024 and 2023 on a U.S. GAAP basis and a non-GAAP basis. The non-GAAP basis adjusts for the impact of our consolidated sponsored investment products, the impact of market movements on the supplemental savings plan liability and related economic hedge, investment income related to certain other investments, acquisition-related amortization and costs, impairment charges, and certain nonrecurring charges and gains.

	Three months ended		Q2 2024 vs. Q2 2023		Six months ended		YTD 2024 vs. YTD 2023
(in millions, except per-share data)	6/30/2024	6/30/2023	$ change	% change(1)	6/30/2024	6/30/2023	$ change	% change(1)
U.S. GAAP basis
Investment advisory fees	$1,585.6	$1,430.8	$154.8	10.8%	$3,139.6	$2,822.6	$317.0	11.2%
Capital allocation-based income(2)	$0.1	$38.7	$(38.6)	n/m	$47.2	$55.6	$(8.4)	n/m
Net revenues	$1,733.3	$1,610.2	$123.1	7.6%	$3,483.5	$3,147.8	$335.7	10.7%
Operating expenses	$1,168.6	$1,076.7	$91.9	8.5%	$2,332.2	$2,130.1	$202.1	9.5%
Net operating income	$564.7	$533.5	$31.2	5.8%	$1,151.3	$1,017.7	$133.6	13.1%
Non-operating income (loss)	$80.3	$106.2	$(25.9)	n/m	$269.2	$241.6	$27.6	n/m
Net income attributable to T. Rowe Price	$483.4	$476.4	$7.0	1.5%	$1,057.2	$897.9	$159.3	17.7%
Diluted earnings per common share	$2.11	$2.06	$0.05	2.4%	$4.60	$3.89	$0.71	18.3%
Weighted average common shares outstanding assuming dilution	223.5	225.2	$(1.7)	(0.8)%	223.8	225.2	$(1.4)	(0.6)%

Adjusted non-GAAP basis(3)
Operating expenses	$1,105.8	$1,026.2	$79.6	7.8%	$2,177.2	$2,048.7	$128.5	6.3%
Net operating income	$654.9	$596.6	$58.3	9.8%	$1,347.3	$1,124.6	$222.7	19.8%
Non-operating income (loss)	$34.7	$31.8	$2.9	9.1%	$63.2	$62.6	$0.6	1.0%
Net income attributable to T. Rowe Price	$519.7	$466.5	$53.2	11.4%	$1,068.2	$855.9	$212.3	24.8%
Diluted earnings per common share	$2.26	$2.02	$0.24	11.9%	$4.64	$3.71	$0.93	25.1%

Assets under management (in billions)
Average assets under management	$1,534.0	$1,357.4	$176.6	13.0%	$1,509.2	$1,340.2	$169.0	12.6%
Ending assets under management	$1,569.1	$1,399.4	$169.7	12.1%	$1,569.1	$1,399.4	$169.7	12.1%
(1) N/m - The percentage change is not meaningful.
(2) Capital allocation-based income represents the change in accrued carried interest.
(3) See the reconciliation to the comparable U.S. GAAP measures at the end of the Results of Operations section of this Management’s Discussion and Analysis.

Results Overview - Quarter ended June 30, 2024

Net revenues consist of investment advisory revenues; administrative, distribution, and servicing fees; and capital allocation-based income. Approximately 90% of our net revenues are related to investment advisory fees. Total net revenues were $1,733.3 million in the second quarter of 2024, a 7.6% increase compared with $1,610.2 million in the second quarter of 2023. The increase was primarily driven by an 10.8% increase in investment advisory fee revenue as higher overall markets increased average assets under management by 13.0%, partially offset by a $38.6 million decrease in capital allocation-based income (change in accrued carried interest) earned from investments in certain affiliated funds.

Investment advisory fees are generally earned based on the value and composition of our assets under management, which change based on fluctuations in financial markets and net cash flows. As our average assets under management increase or decrease in a given period, the level of our investment advisory fee revenue for that same period generally fluctuates in a similar manner. Our annualized effective fee rates can be impacted by market or cash flow related shifts among asset classes, and products, including those with tiered-fee structures, along with price changes we make in existing products.

Capital allocation-based income will fluctuate quarter-to-quarter to reflect the adjustment to accrued carried interest for the change in value of certain affiliated funds, assuming the funds’ underlying investments were realized as of the end of the period, regardless of whether the funds’ underlying investments have been realized.

Operating expenses on a U.S. GAAP basis were $1,168.6 million in the second quarter of 2024, a 8.5% increase over the comparable 2023 period. On a non-GAAP basis, operating expenses were $1,105.8 million, a 7.8% increase over the comparable 2023 period.

In comparison to the second quarter of 2023, the increases in U.S. GAAP and non-GAAP operating expenses were primarily driven by higher compensation and related benefits, including the interim bonus accrual, along with higher distribution and servicing costs and advertising and promotion costs. The U.S. GAAP operating expense increase was also impacted by intangible amortization and impairments and the remeasurement of contingent consideration liability.

Operating margin in the second quarter of 2024 was 32.6% on a U.S. GAAP basis, compared to 33.1% earned in the second quarter of 2023. The decrease in our U.S. GAAP operating margin for the second quarter of 2024 compared to the 2023 period was driven by operating expense growth outpacing net revenue growth primarily due to acquisition-related amortization and impairments along with changes in the supplemental savings plan liability.

Diluted earnings per share was $2.11 for the second quarter of 2024 compared to $2.06 for the second quarter of 2023. The increase was primarily driven by higher operating income offset slightly by lower non-operating income compared to the 2023 period.

On a non-GAAP basis, diluted earnings per share was $2.26 for the second quarter of 2024 as compared to $2.02 for the second quarter of 2023. The increase was primarily due to higher adjusted operating income compared to the 2023 period.

Results Overview - Year-to-Date ended June 30, 2024
Net revenues consist of investment advisory revenues; administrative, distribution, and servicing fees; and capital allocation-based income. Approximately 90% of our net revenues for the six months ended June 30, 2024 are related to investment advisory fees. Total net revenues were $3,483.5 million in the six months ended June 30, 2024, a 10.7% increase compared with $3,147.8 million in the 2023 period. The increase was primarily driven by a 11.2% increase in investment advisory fee revenue as average assets under management increased by 12.6%.

Operating expenses were $2,332.2 million in the six months ended June 30, 2024 compared with $2,130.1 million in the 2023 period. On a non-GAAP basis, our operating expenses for the six months ended June 30, 2024 increased 6.3% to $2,177.2 million compared to the 2023 period.

In comparison to the six months ended June 30, 2023, more than a third of the increase in U.S. GAAP operating expenses was driven by the remeasurement of the contingent consideration liability, as the 2023 period reflected a $72.8 million reduction in the liability compared to no change in the 2024 period. Also contributing to the increase in U.S. GAAP operating expenses and the primary drivers of non-GAAP operating expenses were higher compensation and related benefits, including the interim bonus accrual; salaries and benefits along with distribution and servicing costs, and advertising and promotion costs.

Operating margin in the six months ended June 30, 2024 was 33.1%, compared to 32.3% earned in the 2023 period. The increase in our operating margin for the six months ended June 30, 2024 compared to the 2023 period was primarily driven by net revenue growth outpacing operating expense growth.

Diluted earnings per share was $4.60 for the six months ended June 30, 2024 compared to $3.89 for the six months ended June 30, 2023. The 18.3% increase was driven by higher operating income, a lower effective tax rate, and higher net investment gains in the six months ended June 30, 2024, as compared to the comparable 2023 period

On a non-GAAP basis, adjusted diluted earnings per share was $4.64 for the six months ended June 30, 2024 as compared to $3.71 for the 2023 period. The 25.1% increase was driven by higher operating income and a lower effective tax rate.

Net revenues

	Three months ended		Q2 2024 vs. Q2 2023		Six months ended		YTD 2024 vs. YTD 2023
(in millions)	6/30/2024	6/30/2023	$ change	% change(1)	6/30/2024	6/30/2023	$ change	% change(1)
Investment advisory fees
Equity	$948.9	$862.3	$86.6	10.0%	$1,898.5	$1,696.2	$202.3	11.9%
Fixed income	100.2	100.0	0.2	0.2%	200.8	202.4	(1.6)	(0.8)%
Multi-asset	444.8	391.3	53.5	13.7%	874.5	777.3	97.2	12.5%
Alternatives	91.7	77.2	14.5	18.8%	165.8	146.7	19.1	13.0%
	1,585.6	1,430.8	154.8	10.8%	3,139.6	2,822.6	317.0	11.2%

Capital allocation-based income
Change in accrued carried interest	27.0	51.0	(24.0)	n/m	86.5	80.2	6.3	n/m
Acquisition-related amortization and impairments	(26.9)	(12.3)	(14.6)	n/m	(39.3)	(24.6)	(14.7)	n/m
	0.1	38.7	(38.6)	n/m	47.2	55.6	(8.4)	n/m

Administrative, distribution, and servicing fees
Administrative fees	125.6	119.9	5.7	4.8%	253.0	228.3	24.7	10.8%
Distribution and servicing fees	22.0	20.8	1.2	5.8%	43.7	41.3	2.4	5.8%
	147.6	140.7	6.9	4.9%	296.7	269.6	27.1	10.1%
Net revenues	$1,733.3	$1,610.2	$123.1	7.6%	$3,483.5	$3,147.8	$335.7	10.7%

Average assets under management (in billions)
Equity	$790.4	$703.4	$87.0	12.4%	$780.4	$695.2	$85.2	12.3%
Fixed income	174.8	170.4	4.4	2.6%	172.1	170.0	2.1	1.2%
Multi-asset	520.1	439.0	81.1	18.5%	508.6	430.7	77.9	18.1%
Alternatives	48.7	44.6	4.1	9.2%	48.1	44.3	3.8	8.6%
Average assets under management	$1,534.0	$1,357.4	$176.6	13.0%	$1,509.2	$1,340.2	$169.0	12.6%

Investment advisory annualized effective fee rate (bps)	41.6	42.3	(0.7)	(1.7)%	41.8	42.5	(0.7)	(1.6)%
(1) N/m - The percentage change is not meaningful.

Investment advisory fees in the second quarter of 2024 increased 10.8% over the comparable 2023 quarter as average assets under management increased $176.6 billion or 13.0%, to $1,534.0 billion. For the six months ended June 30, 2024, investment advisory revenues increased 11.2% over the comparable 2023 period as average assets under management increased $169.0 billion, or 12.6%, to $1,509.2 billion.

The average annualized effective fee rate earned for the three- and six-month periods ended June 30, 2024 declined from the comparable 2023 periods due to client flows and transfers creating a mix shift in assets under management toward lower fee products and asset classes. The 2024 year-to-date annualized effective fee rate was also favorably impacted by about 0.3 basis points in higher performance based fees within equity and alternative products compared to the 2023 year-to-date period.

Capital allocation-based income in the second quarter of 2024 increased net revenues by $0.1 million compared to an increase in net revenues of $38.7 million in the 2023 period. For the six months ended June 30, 2024, capital allocation-based income increased net revenues by $47.2 million compared to $55.6 million for the 2023 period. The change in accrued carried interest in the second quarter of 2024 declined $24.0 million compared to the 2023 period due to lower overall market returns and relative performance. For the six months ended June 30, 2024, the change in accrued carried interest increased $6.3 million compared to the 2023 period due to higher overall market returns and relative performance.

A portion of the capital allocation-based income is passed through to certain associates as compensation and the related expense is recognized in compensation and related costs with the unpaid amount reported as non-controlling interest on the consolidated balance sheet.

Administrative, distribution, and servicing fees in the second quarter of 2024 were $147.6 million, an increase of $6.9 million, or 4.9%, from the comparable 2023 quarter. For the six months ended June 30, 2024, these fees were $296.7 million, an increase of $27.1 million, or 10.1%, from the 2023 period. The increases for both periods were primarily due to higher retail transfer agent servicing activities provided to the T. Rowe Price mutual funds and higher average assets on which we earn administrative revenue for non-discretionary advisory services.

Our net revenues reflect the elimination of advisory and administrative fee revenue earned from our consolidated sponsored investment products. The corresponding expenses recognized by these products, and consolidated in our financial statements, were also eliminated from operating expenses. For the second quarter, we eliminated net revenue of $0.5 million in 2024 and $0.3 million in 2023. For the six months ended June 30, we eliminated net revenue of $1.7 million in 2024 and $0.9 million in 2023.

Operating expenses

	Three months ended		Q2 2024 vs. Q2 2023		Six months ended		YTD 2024 vs. YTD 2023
(in millions)	6/30/2024	6/30/2023	$ change	% change(1)	6/30/2024	6/30/2023	$ change	% change(1)
Compensation, benefits and related costs	$635.8	$591.0	$44.8	7.6%	$1,265.1	$1,184.3	$80.8	6.8%
Acquisition-related retention agreements	13.1	13.6	(0.5)	(3.7)%	26.6	27.8	(1.2)	(4.3)%
Capital allocation-based income compensation	(2.4)	10.6	(13.0)	n/m	10.8	14.1	(3.3)	n/m
Supplemental savings plan(2)	14.6	33.0	(18.4)	n/m	67.6	75.5	(7.9)	n/m
Total compensation and related costs	661.1	648.2	12.9	2.0%	1,370.1	1,301.7	68.4	5.3%
Distribution and servicing	87.7	67.8	19.9	29.4%	169.6	139.3	30.3	21.8%
Advertising and promotion	33.3	22.9	10.4	45.4%	58.6	48.7	9.9	20.3%
Product and recordkeeping related costs	73.0	77.7	(4.7)	(6.0)%	148.0	149.8	(1.8)	(1.2)%
Technology, occupancy, and facility costs	160.9	154.7	6.2	4.0%	310.8	301.3	9.5	3.2%
General, administrative, and other	108.7	100.0	8.7	8.7%	201.3	207.5	(6.2)	(3.0)%
Change in fair value of contingent consideration	—	(23.2)	23.2	(100.0)%	—	(72.8)	72.8	(100.0)%
Acquisition-related amortization and impairment costs	43.9	28.6	15.3	53.5%	73.8	54.6	19.2	35.2%
Total operating expenses	$1,168.6	$1,076.7	$91.9	8.5%	$2,332.2	$2,130.1	$202.1	9.5%
(1) N/m - The percentage change is not meaningful.
(2)The impact of the market on the supplemental savings plan liability drives the expense recognized each period.

Compensation, benefits, and related costs were $635.8 million in the second quarter of 2024, an increase of $44.8 million, or 7.6%, compared to the 2023 quarter. For the six months ended June 30, 2024, these costs were $1,265.1 million, an increase of $80.8 million, or 6.8%, compared to the 2023 period. The increase in both periods were primarily due to a higher interim bonus accrual, and higher salaries and related benefits, as base salary modestly increased in January 2024. These increases were partially offset by higher labor capitalization compared to the 2023 periods.

The firm employed 7,929 associates at June 30, 2024, an increase of 0.3% from the end of 2023 and June 30, 2023.

Distribution and servicing costs were $87.7 million for the second quarter of 2024, an increase of $19.9 million, or 29.5%, from $67.8 million recognized in the 2023 quarter. For the six months ended June 30, 2024, these costs were $169.7 million, an increase of 21.8% over $139.3 million recognized in the comparable 2023 period. The increases in both periods were primarily driven by higher average assets under management distributed through intermediaries.

The costs in this expense category primarily include amounts paid to third-party intermediaries that source the assets of certain share classes of our U.S. mutual funds, ETFs and our international products, such as our Japanese ITMs and SICAVs. These costs were offset entirely by the distribution revenue we earn and report in net revenues: 12b-1 revenue is recognized in administrative, distribution, and servicing fees for the Advisor and R share classes of the U.S. mutual funds and investment advisory fee revenue for our international products.

Advertising and promotion costs were $33.3 million in the second quarter of 2024, an increase of $10.4 million, or 45.4%, compared to the $22.9 million recognized in the 2023 quarter. For the six months ended June 30, 2024, these costs were $58.6 million, an increase of $9.9 million, or 20.3%, compared to the 2023 period. The increases for both periods were primarily driven by higher media spend and increased investment in our brand.

Technology, occupancy, and facility costs were $160.7 million in the second quarter of 2024, an increase of $6.2 million, or 4.0%, compared to the $154.7 million recognized in the 2023 quarter. For the six months ended June

30, 2024, these costs were $310.8 million, an increase of $9.5 million, or 3.2%, compared with the 2023 period. The increases in both periods were primarily related to higher costs from the firm's ongoing investment in its technology capabilities, including hosted solution licenses and depreciation. These increases were partially offset by lower office facility costs related to double rent incurred in the 2023 period until we occupied our new UK facility in the second half of 2023, and a non-recurring cost benefit related to the UK facility in the first quarter of 2024.

General, administrative, and other expenses were $108.7 million in the second quarter of 2024, an increase of $8.7 million, or 8.7%, compared to the $100.0 million recognized in the 2023 quarter. The increase was primarily due to higher professional fees and travel and entertainment. These increases were partially offset by lower research fee expense as the firm changed its approach to paying for research, consistent with regulations and general industry practice.

For the six months ended June 30, 2024, these costs were $201.3 million, a decrease of $6.2 million, or 3.0%, compared with the 2023 period. The decrease was primarily due to lower research fee expense as the firm changed its approach to paying for research, consistent with regulations and general industry practice. This decrease was partially offset by higher professional fees and information services.

Change in fair value of contingent consideration. The contingent consideration represents the earnout arrangement related to our acquisition of OHA in which additional purchase price may be due upon satisfying or exceeding certain defined revenue targets. Every reporting period, we record the potential amount due under this arrangement at fair value. In 2024, there was no change in the fair value of the contingent consideration liability. In the three- and six-month periods ended June 30, 2023, we recognized reductions in the fair value of the contingent consideration liability of $23.2 million and $72.8 million, respectively. Challenging market conditions have reduced revenue expectations used in the fair value determinations.

Acquisition-related amortization and impairment costs. As part of the purchase accounting for our acquisitions, we identified and separately recognized at fair value certain intangible assets. During the three- and six-month periods ended June 30, 2024, we recognized $43.9 million and $73.8 million, respectively, in amortization and impairments related to the definite and indefinite-lived intangible assets. In the second quarter of 2024, we also recognized impairments charges totaling $18.0 million on definite and indefinite-lived intangible assets. During the three- and six-month periods ended June 30, 2023, we recognized $28.6 million and $54.6 million, respectively, in amortization. No impairment costs were recognized during the 2023 periods. Should conditions that led us to recognize the impairment charges deteriorate, additional impairments may be recognized in future periods.

Non-operating income (loss)

Non-operating income for the second quarter of 2024 was $80.3 million compared to $106.2 million in the 2023 quarter. The following table details the components of non-operating income for both the three- and six-month periods ended June 30, 2024 and 2023.

	Three months ended		Six months ended
(in millions)	6/30/2024	6/30/2023	6/30/2024	6/30/2023
Net gains (losses) from non-consolidated T. Rowe Price investment products
Cash and discretionary investments
Dividend income	$33.6	$25.5	$61.4	$45.7
Market-related gains (losses) and equity in earnings (losses)	0.1	6.3	0.3	16.9
Total cash and discretionary investments	33.7	31.8	61.7	62.6
Seed capital investments
Dividend income	0.3	0.4	0.3	0.9
Market-related gains (losses) and equity in earnings (losses)	15.3	14.4	38.8	29.5
Investments used to hedge the supplemental savings plan liability	14.8	33.6	64.5	78.3
Total net gains (losses) from non-consolidated T. Rowe Price investment products	64.1	80.2	165.3	171.3
Other investment income	13.9	8.9	34.2	11.7
Net gains (losses) on investments	78.0	89.1	199.5	183.0
Net gains (losses) on consolidated sponsored investment products	8.5	24.4	80.8	69.8
Other gains (losses), including foreign currency gains (losses)	(6.2)	(7.3)	(11.1)	(11.2)
Non-operating income (loss)	$80.3	$106.2	$269.2	$241.6

The investment gains recognized by our investment portfolio during the three- and six-month periods ended June 30, 2024 and 2023 were primarily due to strong market returns over both periods.

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

	Three months ended		Six months ended
(in millions)	6/30/2024	6/30/2023	6/30/2024	6/30/2023
Operating expenses reflected in net operating income	$(2.6)	$(3.4)	$(4.9)	$(7.4)
Net investment income (loss) reflected in non-operating income	8.5	24.0	80.8	69.8
Impact on income before taxes	$5.9	$20.6	$75.9	$62.4

Net income (loss) attributable to our interest in the consolidated T. Rowe Price investment products	$4.0	$15.8	$54.4	$37.4
Net income (loss) attributable to redeemable non-controlling interests (unrelated third-party investors)	1.9	4.8	21.5	25.0
	$5.9	$20.6	$75.9	$62.4

Provision for income taxes

The GAAP effective tax rate for Q2 2024 and Q2 2023 was 24.8%. These quarterly rates were the result of an overall year-to-date rate of 24.1% for 2024 and 26.7% for 2023. The following table reconciles the statutory federal income tax rate to our effective tax rate on a U.S. GAAP basis for the six months ended June 30, 2024 and 2023:

	Six months ended
	6/30/2024	6/30/2023
Statutory U.S. federal income tax rate	21.0%	21.0%
State income taxes for current year, net of federal income tax benefits(1)	2.7	2.9
Net (income) losses attributable to redeemable non-controlling interests(2)	(0.4)	(0.3)
Net excess tax benefits from stock-based compensation plans activity	(0.3)	(0.3)
Valuation allowance	0.5	3.6
Other items, including valuation allowances	0.6	(0.2)
Effective income tax rate	24.1%	26.7%
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
The non-GAAP effective tax rate primarily adjusts for the impact of the consolidated investment products, including the net income attributable to the redeemable non-controlling interests. Our non-GAAP effective tax rate was 24.6% in the second quarter of 2024 compared with 25.8% in second quarter of 2023. Our non-GAAP effective tax rate was 24.3% for the six months ended June 30, 2024 compared to 27.9% for the 2023 period. The year-to-date 2024 U.S. GAAP and non-GAAP effective tax rates decreased compared to 2023 rates due to lower valuation allowances recognized. In the first half of 2023, we recognized a full valuation allowance against all UK-based deferred tax assets recorded at the time.

We currently estimate that our effective tax rate for the full year 2024, on a U.S. GAAP basis, will be in the range of 23.5% to 26.5%. On a non-GAAP basis, the range is 23.5% to 25.5%.

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

The following schedules reconcile certain U.S. GAAP financial measures for the three months ended
June 30, 2024 and 2023.

	Three months ended 6/30/2024
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(5)	Net income attributable to T. Rowe Price	Diluted earnings per share(6)
U.S. GAAP Basis (FS line item)	$1,168.6	$564.7	$80.3	$159.7	$483.4	$2.11
Non-GAAP adjustments:
Acquisition-related:
Investment and NCI amortization and impairments(1) (Capital allocation-based income and Compensation and related costs)	10.9	16.0	—	3.5	12.5	0.05
Acquisition-related retention arrangements(1) (Compensation and related costs)	(13.1)	13.1	—	2.9	10.2	0.04
Intangible assets amortization and impairments(1)	(43.9)	43.9	—	9.6	34.3	0.15
Total acquisition-related	(46.1)	73.0	—	16.0	57.0	0.24
Supplemental savings plan liability(2) (Compensation and related costs)	(14.6)	14.6	(14.8)	—	(0.2)	—
Consolidated T. Rowe Price investment products(3)	(2.1)	2.6	(8.5)	(0.9)	(3.1)	(0.01)
Other non-operating income(4)	—	—	(22.3)	(4.9)	(17.4)	(0.08)
Adjusted Non-GAAP Basis	$1,105.8	$654.9	$34.7	$169.9	$519.7	$2.26

	Three months ended 6/30/2023
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(5)	Net income attributable to T. Rowe Price	Diluted earnings per share(6)
U.S. GAAP Basis (FS line item)	$1,076.7	$533.5	$106.2	$158.5	$476.4	$2.06
Non-GAAP adjustments:
Acquisition-related:
Investment and NCI amortization and impairments(1) (Capital allocation-based income and Compensation and related costs)	5.1	7.2	—	0.1	7.1	0.03
Acquisition-related retention arrangements(1) (Compensation and related costs)	(13.6)	13.6	—	(0.1)	13.7	0.06
Contingent consideration(1)	23.2	(23.2)	—	2.5	(25.7)	(0.11)
Intangible assets amortization and impairments(1)	(28.6)	28.6	—	0.4	28.2	0.12
Total acquisition-related	(13.9)	26.2	—	2.9	23.3	0.10
Supplemental savings plan liability(2) (Compensation and related costs)	(33.0)	33.0	(33.6)	0.2	(0.8)	—
Consolidated T. Rowe Price investment products(3)	(3.6)	3.9	(24.4)	0.5	(16.2)	(0.07)
Other non-operating income(4)	—	—	(16.4)	(0.2)	(16.2)	(0.07)
Adjusted Non-GAAP Basis	$1,026.2	$596.6	$31.8	$161.9	$466.5	$2.02

The following schedules reconcile certain U.S. GAAP financial measures for the six months ended June 30, 2024 and 2023.

	Six months ended 6/30/2024
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(5)	Net income attributable to T. Rowe Price	Diluted earnings per share(6)
U.S. GAAP Basis (FS line item)	$2,332.2	$1,151.3	$269.2	$341.8	$1,057.2	$4.60
Non-GAAP adjustments:
Acquisition-related:
Investment and NCI amortization and impairments(1) (Capital allocation-based income and Compensation and related costs)	16.2	23.1	—	5.5	17.6	0.08
Acquisition-related retention arrangements(1) (Compensation and related costs)	(26.6)	26.6	—	6.6	20.0	0.08
Intangible assets amortization and impairments(1)	(73.8)	73.8	—	18.0	55.8	0.24
Total acquisition-related	(84.2)	123.5	—	30.1	93.4	0.40
Supplemental savings plan liability(2) (Compensation and related costs)	(67.6)	67.6	(64.5)	0.8	2.3	0.01
Consolidated T. Rowe Price investment products(3)	(3.2)	4.9	(80.8)	(14.8)	(39.6)	(0.17)
Other non-operating income(4)	—	—	(60.7)	(15.6)	(45.1)	(0.20)
Adjusted Non-GAAP Basis	$2,177.2	$1,347.3	$63.2	$342.3	$1,068.2	$4.64

	Six months ended 6/30/2023
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(5)	Net income attributable to T. Rowe Price	Diluted earnings per share(6)
U.S. GAAP Basis (FS line item)	$2,130.1	$1,017.7	$241.6	$336.4	$897.9	$3.89
Non-GAAP adjustments:
Acquisition-related:
Investment and NCI amortization and impairments(1) (Capital allocation-based income and Compensation and related costs)	10.2	14.4	—	1.6	12.8	0.06
Acquisition-related retention arrangements(1) (Compensation and related costs)	(27.8)	27.8	—	3.0	24.8	0.11
Contingent consideration(1)	72.8	(72.8)	—	(8.0)	(64.8)	(0.28)
Intangible assets amortization and impairments(1)	(54.6)	54.6	—	6.0	48.6	0.21
Total acquisition-related	0.6	24.0	—	2.6	21.4	0.10
Supplemental savings plan liability(2) (Compensation and related costs)	(75.5)	75.5	(78.3)	(0.3)	(2.5)	(0.01)
Consolidated T. Rowe Price investment products(3)	(6.5)	7.4	(69.8)	(4.1)	(33.3)	(0.14)
Other non-operating income(4)	—	—	(30.9)	(3.3)	(27.6)	(0.13)
Adjusted Non-GAAP Basis	$2,048.7	$1,124.6	$62.6	$331.3	$855.9	$3.71

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

(5)    The income tax impacts were calculated in order to achieve an overall year-to-date non-GAAP effective tax rate of 24.3% in 2024 and 27.9% in 2023. As such, the non-GAAP effective tax rate for the three months ended June 30, 2024 and 2023 was 24.6% and 25.8%, respectively.

(6)    This non-GAAP measure was calculated by applying the two-class method to adjusted net income attributable to T. Rowe Price divided by the weighted-average common shares outstanding assuming dilution. The calculation of adjusted net income allocated to common stockholders is as follows:

	Three months ended		Six months ended
	6/30/2024	6/30/2023	6/30/2024	6/30/2023
Adjusted net income attributable to T. Rowe Price	$519.7	$466.5	$1,068.2	$855.9
Less: adjusted net income allocated to outstanding restricted stock and stock unit holders	13.9	11.4	29.1	21.0
Adjusted net income allocated to common stockholders	$505.8	$455.1	$1,039.1	$834.9

CAPITAL RESOURCES AND LIQUIDITY.

Sources of Liquidity

We have ample liquidity, including cash and investments in T. Rowe Price products, as follows:

(in millions)	6/30/2024	12/31/2023
Cash and cash equivalents	$2,714.9	$2,066.6
Discretionary investments	469.7	463.7
Total cash and discretionary investments	3,184.6	2,530.3
Redeemable seed capital investments	1,338.6	1,370.9
Investments used to hedge the supplemental savings plan liability	943.3	894.6
Total cash and investments in T. Rowe Price products	$5,466.5	$4,795.8

Our discretionary investment portfolio is comprised of short duration bond funds, which typically yield higher than money market rates. Our subsidiaries outside the United States held cash and discretionary investments of $680.6 million at June 30, 2024 and $699.0 million at December 31, 2023. Given the availability of our financial resources and cash expected to be generated through future operations, we do not maintain an available external source of additional liquidity.

Our seed capital investments are redeemable, although we generally expect to be invested for several years for the products to build an investment performance history and until unrelated third-party investors substantially reduce our relative ownership percentage.

The cash and investment presentation on the unaudited condensed consolidated balance sheet is based on the accounting treatment for the cash equivalent or investment item. The following table details how T. Rowe Price’s interests in cash and investments relate to where they are presented on the unaudited condensed consolidated balance sheet as of June 30, 2024.

(in millions)	Cash and cash equivalents	Investments	Net assets of consolidated T. Rowe Price investment products(1)	Total
Cash and discretionary investments	$2,714.9	$286.3	$183.4	$3,184.6
Seed capital investments	—	397.2	941.4	1,338.6
Investments used to hedge the supplemental savings plan liability	—	892.6	50.7	943.3
Total cash and investments in T. Rowe Price products attributable to T. Rowe Price	2,714.9	1,576.1	1,175.5	5,466.5
Investments in affiliated private investment funds(2)	—	777.8	—	777.8
Investments in CLOs	—	89.4	—	89.4
Investment in UTI and other investments	—	315.6	—	315.6
Total cash and investments attributable to T. Rowe Price	2,714.9	2,758.9	1,175.5	6,649.3
Redeemable non-controlling interests	—	—	689.0	689.0
As reported on unaudited condensed consolidated balance sheet at June 30, 2024	$2,714.9	$2,758.9	$1,864.5	$7,338.3
(1) The consolidated T. Rowe Price investment products are generally those products we provided seed capital at the time of their formation and we have a controlling interest. These products generally represent U.S. mutual funds, ETFs, and funds regulated outside the U.S. The $1,175.5 million represents the total value at June 30, 2024 of our interest in the consolidated T. Rowe Price investment products. The total net assets of the T. Rowe Price investment products at June 30, 2024 of $1,864.5 million includes assets of $1,929.6 million, less liabilities of $65.1 million as reflected in our unaudited condensed consolidated balance sheets.
(2) Includes $205.3 million of non-controlling interests in consolidated entities and represents the portion of these investments, held by related parties, that we cannot sell in order to obtain cash for general operations.

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

Uses of Liquidity

We increased our quarterly recurring dividend per common share in February 2024 by 1.6% to $1.24 per common share from $1.22 per common share. Further, we expended $192.4 million in the first half of 2024 to repurchase 1.7 million shares of our outstanding common stock, at an average price of $114.23 per share. These dividends and repurchases were expended using existing cash balances and cash generated from operations. While opportunistic in our approach to stock buybacks, we will generally repurchase our common stock over time to offset the dilution created by our equity-based compensation plans.

Since the end of 2021, we have returned nearly $4.1 billion to stockholders through stock repurchases and regular quarterly dividends, as follows:

(in millions)	Recurring dividend	Stock repurchases	Total cash returned to stockholders
2022	$1,108.8	$855.3	$1,964.1
2023	1,121.9	254.3	1,376.2
Six months ended 6/30/2024	568.5	192.4	760.9
Total	$2,799.2	$1,302.0	$4,101.2

We anticipate property, equipment, software and other capital expenditures, including internal labor capitalization, for the full-year 2024 to be about $475 million of which approximately 50.0% is planned for technology initiatives with the remaining primarily related to the build out of our new Baltimore headquarters. We expect to fund our anticipated capital expenditures with operating cash flows and other available resources.

Cash Flows

The following table summarizes the cash flows for the six months ended June 30, 2024 and 2023, that are attributable to T. Rowe Price, our consolidated sponsored investment products, and the related eliminations required in preparing the statement.

	Six months ended
	6/30/2024				6/30/2023
(in millions)	Cash flow attributable to T. Rowe Price	Cash flow attributable to consolidated sponsored investment products	Elims	As reported	Cash flow attributable to T. Rowe Price	Cash flow attributable to consolidated sponsored investment products	Elims	As reported
Cash flows from operating activities
Net income (loss)	$1,057.2	$75.9	$(54.4)	$1,078.7	$897.9	$62.4	$(37.4)	$922.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, amortization and impairments of property, equipment and software	126.3	—	—	126.3	117.9	—	—	117.9
Amortization and impairment of acquisition-related assets and retention agreements	124.1	—	—	124.1	97.9	—	—	97.9
Fair value remeasurement of contingent liability	—	—	—	—	(72.8)	—	—	(72.8)
Stock-based compensation expense	112.6	—	—	112.6	115.4	—	—	115.4
Net (gains) losses recognized on investments	(267.8)	—	54.4	(213.4)	(253.0)	—	37.4	(215.6)
Total non-cash adjustments	95.2	—	54.4	149.6	5.4	—	37.4	42.8
Net redemptions in sponsored investment products used to economically hedge supplemental savings plan liability	15.1	—	—	15.1	18.4	—	—	18.4
Net change in trading securities held by consolidated sponsored investment products	—	(218.0)	—	(218.0)	—	(414.5)	—	(414.5)
Other changes	302.9	(1.5)	(11.8)	289.6	339.3	1.4	(3.8)	336.9
Net cash provided by (used in) operating activities	1,470.4	(143.6)	(11.8)	1,315.0	1,261.0	(350.7)	(3.8)	906.5
Net cash provided by (used in) investing activities	(75.7)	(13.1)	(4.6)	(93.4)	(163.5)	(17.8)	45.4	(135.9)
Net cash provided by (used in) financing activities	(746.4)	154.5	16.4	(575.5)	(603.4)	325.0	(41.6)	(320.0)
Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment products	—	(1.1)	—	(1.1)	—	0.9	—	0.9
Net change in cash and cash equivalents during period	648.3	(3.3)	—	645.0	494.1	(42.6)	—	451.5
Cash and cash equivalents at beginning of year	2,066.6	77.2	—	2,143.8	1,755.6	119.1	—	1,874.7
Cash and cash equivalents at end of period	$2,714.9	$73.9	$—	$2,788.8	$2,249.7	$76.5	$—	$2,326.2

Operating Activities
Operating activities attributable to T. Rowe Price Group during the first half of 2024 provided cash flows of $1,470.4 million, an increase of $209.4 million from $1,261.0 million during the 2023 period. The increase was primarily driven by a $159.3 million increase in net income and an $89.8 million increase in the add-back for non-cash items. The details of our non-cash adjustments are detailed in the table above. These increases to operating cash flows were offset in part by a $36.4 million decrease in cash flow due to timing differences related to the cash settlement of our assets and liabilities. Additionally, in 2024, proceeds from net redemptions of investments that economically hedge our supplemental savings plan liability decreased $3.3 million as compared to the 2023 period. The remaining change in reported cash flows from operating activities was attributable to the net change in trading securities held in our consolidated investment products’ underlying portfolios.

Our interim operating cash flows does not include the cash impact of variable compensation that is accrued throughout the year before being substantially paid out in December.

Investing Activities
Net cash used in investing activities that were attributable to T. Rowe Price Group totaled $75.7 million in 2024 compared with $163.5 million in 2023. During 2024, net proceeds from the sale of investments of $172.0 million were higher compared to $1.1 million during the 2023 period. In 2024, we increased our property and equipment expenditures by $73.4 million and other investing activity by $9.7 million compared to the 2023 period. We eliminate our capital in those sponsored investment products we consolidate in preparing our consolidated statements of cash flows. The remaining change in reported cash flows from investing activities of $4.7 million is primarily related to the net cash removed from our balance sheet from consolidating and deconsolidating investment products.

Financing Activities
Net cash used in financing activities attributable to T. Rowe Price Group totaled $746.4 million in 2024 compared with $603.4 million in 2023. During 2024, we used $195.5 million to repurchase 1.7 million shares compared to $45.2 million to repurchase 420 thousand shares in 2023. The $7.3 million increase in dividends paid in 2024 is a result of the 1.6% increase in our quarterly dividend per share in 2024. In addition, cash flow related to common stock issued under stock compensation plans increased by $4.2 million during 2024 compared to 2023. The remaining change in reported cash flows from financing activities is primarily attributable to a $112.5 million increase in net subscriptions from redeemable non-controlling interest holders of our consolidated investment products during 2024.

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

Item 4.Controls and Procedures.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of June 30, 2024, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the second quarter of 2024, and has concluded that there was no change during the second quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

For information about our legal proceedings, please see our Commitments and Contingencies footnote to our unaudited condensed consolidated financial statements in Part 1 of this Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes in the information provided in Item 1A of our Form 10-K Annual Report for 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchase activity during the second quarter of 2024 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April	281,167	$113.91	268,400	5,363,483
May	409,876	$114.59	407,853	4,955,630
June	299,063	$116.49	291,211	4,664,419
Total	990,106	$114.97	967,464

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorization, outstanding shares surrendered to us to pay the exercise price in connection with swap exercises of employee stock options, and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the second quarter of 2024, 20,220 were related to shares surrendered in connection with employee stock option exercises and 2,422 shares were withheld to cover tax withholdings associated with the vesting of restricted stock awards.

The following table details the changes in and status of the Board of Directors’ outstanding publicly announced board authorizations.

Authorization Dates	Maximum Number of Shares that May Yet Be Purchased at 4/1/2024	Total Number of Shares Purchased	Maximum Number of Shares that May Yet Be Purchased at 6/30/2024
March 2020	5,631,883	(967,464)	4,664,419

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 26, 2024.
T. Rowe Price Group, Inc.

By:    /s/ Jennifer B. Dardis
Vice President, Chief Financial Officer and Treasurer