Form 10-Q
period 2024-09-30
PRICE T ROWE GROUP INC
filed 2024-11-01
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The number of shares outstanding of the issuer’s common stock ($0.20 par value), as of the latest practicable date, October 29, 2024, is 222,159,470.
The exhibit index is at Item 6 on page 44.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	9/30/2024	12/31/2023
ASSETS
Cash and cash equivalents	$3,173.5	$2,066.6
Accounts receivable and accrued revenue	890.0	807.9
Investments	2,966.0	2,554.7
Assets of consolidated sponsored investment products ($1,419.4 million at September 30, 2024 and $1,204.4 million at December 31, 2023, related to variable interest entities)	1,857.2	1,959.3
Operating lease assets	228.5	241.1
Property, equipment and software, net	930.1	806.6
Intangible assets, net	395.2	507.3
Goodwill	2,642.8	2,642.8
Other assets	622.6	692.5
Total assets	$13,705.9	$12,278.8

LIABILITIES
Accounts payable and accrued expenses	$359.1	$409.5
Liabilities of consolidated sponsored investment products ($38.0 million at September 30, 2024 and $35.2 million at December 31, 2023, related to variable interest entities)	57.8	54.2
Operating lease liabilities	288.4	308.5
Accrued compensation and related costs	801.6	240.8
Supplemental savings plan liability	969.6	895.0
Contingent consideration liability	—	13.4
Income taxes payable	13.3	66.2
Total liabilities	2,489.8	1,987.6

Commitments and contingent liabilities

Redeemable non-controlling interests	763.4	594.1

STOCKHOLDERS’ EQUITY
Preferred stock, undesignated, $0.20 par value – authorized and unissued 20,000,000 shares	—	—
Common stock, $0.20 par value—authorized 750,000,000; issued 222,143,000 shares at September 30, 2024 and 223,938,000 at December 31, 2023	44.4	44.8
Additional capital in excess of par value	359.1	431.7
Retained earnings	9,885.3	9,076.1
Accumulated other comprehensive loss	(39.5)	(47.5)
Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	10,249.3	9,505.1
Non-controlling interests in consolidated entities	203.4	192.0
Total stockholders’ equity	10,452.7	9,697.1
Total liabilities, redeemable non-controlling interests, and stockholders’ equity	$13,705.9	$12,278.8
The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended		Nine months ended
	9/30/2024	9/30/2023	9/30/2024	9/30/2023
Revenues
Investment advisory fees	$1,632.9	$1,463.9	$4,772.5	$4,286.5
Capital allocation-based income	4.6	66.1	51.8	121.7
Administrative, distribution, and servicing fees	148.1	140.7	444.8	410.3
Net revenues	1,785.6	1,670.7	5,269.1	4,818.5

Operating expenses
Compensation and related costs	678.3	636.4	2,048.4	1,938.1
Distribution and servicing	91.6	74.9	261.2	214.2
Advertising and promotion	20.8	21.1	79.4	69.8
Product and recordkeeping related costs	75.0	73.1	223.0	222.9
Technology, occupancy, and facility costs	164.0	159.7	474.8	461.0
General, administrative, and other	104.2	85.7	305.5	293.2
Change in fair value of contingent consideration	(13.4)	—	(13.4)	(72.8)
Acquisition-related amortization and impairment costs	51.5	38.5	125.3	93.1
Total operating expenses	1,172.0	1,089.4	3,504.2	3,219.5

Net operating income	613.6	581.3	1,764.9	1,599.0

Non-operating income (loss)
Net gains (losses) on investments	119.0	30.7	318.5	213.7
Net gains (losses) on consolidated sponsored investment products	85.9	(24.4)	166.7	45.4
Other gains (losses), including foreign currency gains (losses)	7.6	(3.5)	(3.5)	(14.7)
Total non-operating income (loss)	212.5	2.8	481.7	244.4

Income before income taxes	826.1	584.1	2,246.6	1,843.4
Provision for income taxes	185.7	144.9	527.5	481.3
Net income	640.4	439.2	1,719.1	1,362.1
Less: net income (loss) attributable to redeemable non-controlling interests	37.4	(14.0)	58.9	11.0
Net income attributable to T. Rowe Price Group, Inc.	$603.0	$453.2	$1,660.2	$1,351.1

Earnings per share on common stock of T. Rowe Price Group, Inc.
Basic	$2.64	$1.98	$7.25	$5.88
Diluted	$2.64	$1.97	$7.23	$5.86

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three months ended		Nine months ended
	9/30/2024	9/30/2023	9/30/2024	9/30/2023
Net income	$640.4	$439.2	$1,719.1	$1,362.1
Other comprehensive income (loss)
Currency translation adjustments
Consolidated T. Rowe Price investment products - variable interest entities	16.9	(10.8)	13.1	7.7
Reclassification (gains) losses recognized in non-operating income upon deconsolidation of certain T. Rowe Price investment products	0.6	(0.7)	0.6	(0.7)
Total currency translation adjustments of consolidated T. Rowe Price investment products - variable interest entities	17.5	(11.5)	13.7	7.0
Equity method investments	0.1	8.4	0.6	8.4
Total currency translation adjustments	17.6	(3.1)	14.3	15.4

Other comprehensive income (loss) before income taxes	17.6	(3.1)	14.3	15.4
Net deferred tax (expense) benefits	(0.5)	0.8	(0.1)	(0.9)
Total other comprehensive income (loss)	17.1	(2.3)	14.2	14.5

Total comprehensive income	657.5	436.9	1,733.3	1,376.6
Less: comprehensive income (loss) attributable to redeemable non-controlling interests	44.8	(17.9)	65.1	18.7
Total comprehensive income attributable to T. Rowe Price Group, Inc.	$612.7	$454.8	$1,668.2	$1,357.9

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine months ended
	9/30/2024	9/30/2023
Cash flows from operating activities
Net income	$1,719.1	$1,362.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and impairment of property, equipment and software	188.4	181.6
Amortization and impairment of acquisition-related assets and retention arrangements	196.5	165.6
Fair value remeasurement of contingent consideration liability	(13.4)	(72.8)
Stock-based compensation expense	162.2	169.7
Net gains recognized on investments	(332.1)	(300.4)
Net redemptions in sponsored investment products used to economically hedge supplemental savings plan liability	29.8	101.3
Net change in securities held by consolidated sponsored investment products	(517.9)	(779.9)
Other changes in assets and liabilities	534.9	549.3
Net cash provided by operating activities	1,967.5	1,376.5

Cash flows from investing activities
Purchases of sponsored investment products	(89.4)	(35.8)
Dispositions of sponsored investment products	303.1	370.7
Net cash of sponsored investment products on deconsolidation	(15.7)	(35.6)
Additions to property, equipment and software	(310.4)	(226.0)
Other investing activity	(42.6)	(35.2)
Net cash (used in) provided by investing activities	(155.0)	38.1

Cash flows from financing activities
Repurchases of common stock	(269.1)	(141.2)
Common share issuances under stock-based compensation plans	28.1	25.5
Dividends paid to common stockholders of T. Rowe Price Group, Inc.	(851.0)	(842.0)
Net contributions (distributions) to non-controlling interests in consolidated entities	2.6	(3.2)
Net subscriptions from redeemable non-controlling interest holders	361.2	343.7
Net cash used in financing activities	(728.2)	(617.2)

Effect of exchange rate changes on cash and cash equivalents of consolidated T. Rowe Price investment products	0.5	(1.8)

Net change in cash and cash equivalents during period	1,084.8	795.6
Cash and cash equivalents at beginning of period, including $77.2 million at December 31, 2023, and $119.1 million at December 31, 2022, held by consolidated sponsored investment products	2,143.8	1,874.7
Cash and cash equivalents at end of period, including $55.1 million at September 30, 2024, and $91.6 million at September 30, 2023, held by consolidated sponsored investment products	$3,228.6	$2,670.3

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Three months ended 9/30/2024
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	Non-controlling interests in consolidated entities	Total stockholders’ equity	Redeemable non-controlling interests
Balances at June 30, 2024	222,612	$44.5	$368.8	$9,564.6	$(49.2)	$9,928.7	$205.3	$10,134.0	$689.0
Net income (loss)	—	—	—	603.0	—	603.0	(2.0)	601.0	37.4
Other comprehensive income (loss), net of tax	—	—	—	—	9.7	9.7	—	9.7	7.4
Dividends declared ($1.24 per share)	—	—	—	(282.2)	—	(282.2)	—	(282.2)	—
Shares issued upon option exercises	187	—	12.1	—	—	12.1	—	12.1	—
Net shares issued upon vesting of restricted stock units	8	—	(0.2)	—	—	(0.2)	—	(0.2)	—
Stock-based compensation expense	—	—	49.5	—	—	49.5	—	49.5	—
Restricted stock units issued as dividend equivalents	—	—	0.1	(0.1)	—	—	—	—	—
Common shares repurchased	(664)	(0.1)	(71.2)	—	—	(71.3)	—	(71.3)	—
Net contributions to non-controlling interests in consolidated entities	—	—	—	—	—	—	0.1	0.1	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	—	—	190.2
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	—	—	(160.6)
Balances at September 30, 2024	222,143	$44.4	$359.1	$9,885.3	$(39.5)	$10,249.3	$203.4	$10,452.7	$763.4

	Three months ended 9/30/2023
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	Non-controlling interests in consolidated entities	Total stockholders’ equity	Redeemable non-controlling interests
Balances at June 30, 2023	224,281	$44.8	$520.6	$8,746.2	$(47.8)	$9,263.8	$202.1	$9,465.9	$985.2
Net income (loss)	—	—	—	453.2	—	453.2	19.9	473.1	(14.0)
Other comprehensive income (loss), net of tax	—	—	—	—	1.6	1.6	—	1.6	(3.9)
Dividends declared ($1.22 per share)	—	—	—	(279.9)	—	(279.9)	—	(279.9)	—
Shares issued upon option exercises	227	0.1	13.5	—	—	13.6	—	13.6	—
Restricted shares issued, net of shares withheld for taxes	3	—	—	—	—	—	—	—	—
Net shares issued upon vesting of restricted stock units	7	—	(0.4)	—	—	(0.4)	—	(0.4)	—
Stock-based compensation expense	—	—	54.2	—	—	54.2	—	54.2	—
Restricted stock units issued as dividend equivalents	—	—	0.1	(0.1)	—	—	—	—	—
Common shares repurchased	(978)	(0.2)	(106.0)	—	—	(106.2)	—	(106.2)	—
Net distributions to non-controlling interests in consolidated entities	—	—	—	—	—	—	(0.5)	(0.5)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	—	—	59.0
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	—	—	(466.1)
Balances at September 30, 2023	223,540	$44.7	$482.0	$8,919.4	$(46.2)	$9,399.9	$221.5	$9,621.4	$560.2
(1) Accumulated other comprehensive income

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Nine months ended 9/30/2024
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	Non-controlling interests in consolidated entities	Total Stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2023	223,938	$44.8	$431.7	$9,076.1	$(47.5)	$9,505.1	$192.0	$9,697.1	$594.1
Net income (loss)	—	—	—	1,660.2	—	1,660.2	8.8	1,669.0	58.9
Other comprehensive income, net of tax	—	—	—	—	8.0	8.0	—	8.0	6.2
Dividends declared ($3.72 per share)	—	—	—	(850.7)	—	(850.7)	—	(850.7)	—
Shares issued upon option exercises	482	0.1	30.4	—	—	30.5	—	30.5	—
Restricted shares issued, net of shares withheld for taxes	7	—	(0.3)	—	—	(0.3)	—	(0.3)	—
Net shares issued upon vesting of restricted stock units	64	—	(2.0)	—	—	(2.0)	—	(2.0)	—
Stock-based compensation expense	—	—	162.2	—	—	162.2	—	162.2	—
Restricted stock units issued as dividend equivalents	—	—	0.3	(0.3)	—	—	—	—	—
Common shares repurchased	(2,348)	(0.5)	(263.2)	—	—	(263.7)	—	(263.7)	—
Net contributions to non-controlling interests in consolidated entities	—	—	—	—	—	—	2.6	2.6	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	—	—	361.0
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	—	—	(256.8)
Balances at September 30, 2024	222,143	$44.4	$359.1	$9,885.3	$(39.5)	$10,249.3	$203.4	$10,452.7	$763.4

	Nine months ended 9/30/2023
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	Non-controlling interests in consolidated entities	Total Stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2022	224,310	$44.9	$437.9	$8,409.7	$(53.0)	$8,839.5	$190.7	$9,030.2	$656.7
Net income (loss)	—	—	—	1,351.1	—	1,351.1	34.0	1,385.1	11.0
Other comprehensive income (loss), net of tax	—	—	—	—	6.8	6.8	—	6.8	7.7
Dividends declared ($3.66 per share)	—	—	—	(841.1)	—	(841.1)	—	(841.1)	—
Shares issued upon option exercises	486	0.1	28.4	—	—	28.5	—	28.5	—
Restricted shares issued, net of shares withheld for taxes	57	—	—	—	—	—	—	—	—
Net shares issued upon vesting of restricted stock units	85	—	(3.2)	—	—	(3.2)	—	(3.2)	—
Stock-based compensation expense	—	—	169.7	—	—	169.7	—	169.7	—
Restricted stock units issued as dividend equivalents	—	—	0.3	(0.3)	—	—	—	—	—
Common shares repurchased	(1,398)	(0.3)	(151.1)		—	(151.4)	—	(151.4)	—
Net distributions to non-controlling interests in consolidated entities	—	—	—	—	—	—	(3.2)	(3.2)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	—	—	345.0
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	—	—	(460.2)
Balances at September 30, 2023	223,540	$44.7	$482.0	$8,919.4	$(46.2)	$9,399.9	$221.5	$9,621.4	$560.2
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

The investment solutions are provided in a number of vehicles, including the T. Rowe Price U.S. mutual funds ("U.S. mutual funds"), subadvised funds, separately managed accounts, collective investment trusts, and other T. Rowe Price products. The other T. Rowe Price products include: open-ended investment products offered to investors outside the U.S., exchange-traded funds, products offered through variable annuity life insurance plans in the U.S., affiliated private investment funds and collateralized loan obligations.

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

In December 2023, the FASB issued Accounting Standards Update No. 2023-09 - Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. This amendment is effective for the firm on January 1, 2025 using prospective adoption method. We do not expect the additional disclosure requirements under the ASU to have material impact on our consolidated financial statements.

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

NOTE 2 – INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Net revenues earned in the three- and nine-month periods ended September 30, 2024 and 2023, are included in the table below along with details of investment advisory revenues earned from clients by their underlying asset class. We also included average assets under management by asset class, on which we earn the investment advisory revenues.

	Three months ended		Nine months ended
(in millions)	9/30/2024	9/30/2023	9/30/2024	9/30/2023
Investment advisory fees
Equity	$978.5	$885.0	$2,877.0	$2,581.2
Fixed income, including money market	104.1	100.9	304.9	303.3
Multi-asset	465.8	405.5	1,340.3	1,182.8
Alternatives	84.5	72.5	250.3	219.2
Total investment advisory fees	$1,632.9	$1,463.9	$4,772.5	$4,286.5
Capital allocation-based income	4.6	66.1	51.8	121.7
Total administrative, distribution, and servicing fees	148.1	140.7	444.8	410.3
Net revenues	$1,785.6	$1,670.7	$5,269.1	$4,818.5

Average AUM (in billions):
Equity	$813.1	$725.0	$791.4	$705.3
Fixed income, including money market	183.3	169.0	175.9	169.6
Multi-asset	542.3	453.8	519.9	438.5
Alternatives	50.8	45.8	49.0	44.8
Average AUM	$1,589.5	$1,393.6	$1,536.2	$1,358.2

Total net revenues earned from our sponsored products, primarily our sponsored U.S. mutual funds and collective investment trusts, aggregate $1,486.5 million and $1,387.5 million for the three months ended September 30, 2024 and 2023, respectively. Total net revenues earned during the nine months ended September 30, 2024 and 2023 aggregate $4,359.5 million and $3,979.9 million, respectively. Accounts receivable from our sponsored products aggregate to $613.3 million at September 30, 2024 and $533.9 million at December 31, 2023.

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for 8.6% at September 30, 2024, June 30, 2024, and December 31, 2023 of our assets under management.

NOTE 3 – INVESTMENTS.

The carrying values of our investments that are not consolidated sponsored investment products are as follows:

(in millions)	9/30/2024	12/31/2023
Investments held at fair value
T. Rowe Price investment products
Discretionary investments	$261.0	$246.4
Seed capital	297.6	247.8
Supplemental savings plan liability economic hedges	901.9	806.6
Investment partnerships and other investments	105.7	69.7
Investments in affiliated collateralized loan obligations	7.6	8.4
Equity method investments
T. Rowe Price investment products
Discretionary investments	60.9	5.3
Seed capital	196.2	91.1
Supplemental savings plan liability economic hedges	67.2	21.0
23% Investment in UTI Asset Management Company Limited (India)	166.3	164.5
Investments in affiliated private investment funds - carried interest	499.7	519.9
Investments in affiliated private investment funds - seed/co-investment	286.1	253.4
Investments in partnerships and other investments	1.7	2.2
Held to maturity
Investments in affiliated collateralized loan obligations	80.6	94.1
Certificates of deposit	32.5	23.3
U.S. Treasury note	1.0	1.0
Total	$2,966.0	$2,554.7

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

During the three- and nine-months ended September 30, 2024, net gains on investments included $44.3 million and $129.3 million, respectively, of net unrealized gains related to investments carried at fair value that were still held at September 30, 2024. For the same periods of 2023, net gains on investments included $46.1 million of net unrealized losses and and $28.9 million of net unrealized gains, respectively, related to investments carried at fair value that were still held at September 30, 2023.

During the nine months ended September 30, 2024 and 2023, certain sponsored investment products in which we provided initial seed capital at the time of formation were deconsolidated, as we no longer had a controlling interest. Depending on our ownership interest, we report our residual interests in these sponsored investment products as either an equity method investment or an investment held at fair value. The net impact of these changes on our unaudited condensed consolidated balance sheets and statements of income as of the dates the products were deconsolidated is detailed below.

	Three months ended		Nine months ended
(in millions)	9/30/2024	9/30/2023	9/30/2024	9/30/2023
Net increase (decrease) in assets of consolidated sponsored investment products	$(371.7)	$(568.7)	$(643.5)	$(650.1)
Net increase (decrease) in liabilities of consolidated sponsored investment products	$(14.6)	$(10.4)	$(19.5)	$(43.5)
Net increase (decrease) in redeemable non-controlling interests	$(160.6)	$(466.1)	$(256.8)	$(460.2)

Gains recognized upon deconsolidation	$(0.6)	$0.7	$(0.6)	$0.7

INVESTMENTS IN AFFILIATED COLLATERALIZED LOAN OBLIGATIONS.

There is debt associated with our long-term investments in affiliated collateralized loan obligations (“CLOs”). This debt is carried at $75.8 million at September 30, 2024 and $89.4 million at December 31, 2023, and is reported in accounts payable and accrued expenses in our unaudited condensed consolidated balance sheets. The debt includes outstanding repurchase agreements of €59.4 million (equivalent to $66.3 million at September 30, 2024 and $72.3 million at December 31, 2023 at the respective EUR spot rates) that are collateralized by the CLO investments. The debt also includes outstanding note facilities of €8.5 million (equivalent to $9.5 million at September 30, 2024 and $17.1 million at December 31, 2023, at the respective EUR spot rates) that are collateralized by first priority security interests in the assets of a consolidated subsidiary that is party to the notes. These note facilities bear interest at rates based on EURIBOR plus the initial margin, which equals all-in rates ranging from 1.15% to 12.60% as of September 30, 2024. The debt matures on various dates through 2035 or if the investments are paid back in full or cancelled, whichever is sooner.

VARIABLE INTEREST ENTITIES.

Our investments at September 30, 2024 and December 31, 2023 include interests in variable interest entities that we do not consolidate as we are not deemed the primary beneficiary. Our maximum risk of loss related to our involvement with these entities is as follows:

(in millions)	9/30/2024	12/31/2023
Investment carrying values	$886.1	$919.3
Unfunded capital commitments	117.3	94.1
Accounts receivable	85.2	92.1
	$1,088.6	$1,105.5

The unfunded capital commitments, totaling $117.3 million at September 30, 2024 and $94.1 million at December 31, 2023, relate primarily to the affiliated private investment funds and the investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be called under certain circumstances.

Certain of the investments in affiliated funds represent interests in the general partners of affiliated private investment funds that are entitled to a disproportionate allocation of income or carried interest. The entities holding such interests are considered variable interest entities and are consolidated as we were determined to be the primary beneficiary.

The total assets, liabilities, and non-controlling interests of these consolidated variable interest entities are as follows:

(in millions)	9/30/2024	12/31/2023
Assets	$566.5	$564.7
Liabilities	$0.2	$1.9
Non-controlling interest	$203.4	$192.0

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

	9/30/2024			12/31/2023
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
T. Rowe Price investment products
Cash equivalents held in money market funds	$2,735.3	$—	$—	$1,678.1	$—	$—
Discretionary investments	261.0	—	—	246.4	—	—
Seed capital	240.1	57.5	—	206.0	41.8	—
Supplemental savings plan liability economic hedges	901.9	—	—	806.6	—	—
Other investments	0.1	—	42.2	0.7	—	—
Investments in affiliated collateralized loan obligations	—	7.6	—	—	8.4	—
Total	$4,138.4	$65.1	$42.2	$2,937.8	$50.2	$—

Contingent consideration liability	$—	$—	$—	$—	$—	$13.4

The fair value hierarchy level table above does not include the investment partnerships and other investments for which fair value is estimated using their NAV per share as a practical expedient. The carrying value of these investments as disclosed in Note 3 were $63.4 million at September 30, 2024, and $69.0 million at December 31, 2023.

The Level 3 investments’ fair value is derived from inputs that are unobservable and that reflect our own determinations about the assumptions that market participants would use in pricing the investments, including assumptions about risk. These inputs are developed based on our data, which is adjusted if information indicates that market participants would use different assumptions. For the nine months ended September 30, 2024, the change in Level 3 fair values were solely attributable to the purchases of new investments and there were no transfers into or out of Level 3. The following table provides information about the significant Level 3 inputs:

	Fair value measurements as of September 30, 2024
(in millions)	Fair value	Valuation techniques	Unobservable inputs	Interest rate input
Other investments	$42.2	Market Yield (Comparables)	Yield	8.9%

Contingent Consideration

As part of the purchase consideration for our acquisition of OHA in December 2021, there is contingent consideration in the amount of up to $900 million, payable in cash, that may be due as part of an earnout payment starting in 2025 and ending in 2027 upon satisfying or exceeding certain defined revenue targets. These defined revenue targets will be evaluated on a cumulative basis beginning at the end of 2024, with the ability to extend two additional years if the defined revenue targets are not achieved. About 22% of the earnout is conditioned upon continued service with T. Rowe Price Group, Inc. and was excluded from the purchase consideration and deemed compensatory. The fair value of the earnout, deemed compensatory, is remeasured each reporting period and recognized in compensation expense over the related service period.

As of September 30, 2024, the fair value of the contingent consideration, including the portion deemed compensatory, was zero. The change in the contingent consideration liability measured at fair value for which we used Level 3 inputs to determine fair value is as follows:

	Three months ended		Nine months ended
(in millions)	9/30/2024	9/30/2023	9/30/2024	9/30/2023
Balance at beginning of period	$13.4	$23.0	$13.4	$95.8
Unrealized gains, included in earnings	(13.4)	—	(13.4)	(72.8)
Balance at end of period	$—	$23.0	$—	$23.0

The fair value of the contingent consideration was measured using the Monte Carlo simulation methodology of valuation. The most significant assumptions used relate to the discount rates and from changes pertaining to the achievement of the defined financial targets.
In addition, simultaneously with the OHA acquisition, a Value Creation Agreement was entered into whereby certain employees of OHA will receive incentive payments in the aggregate equal to 10% of the appreciated value of the OHA business, subject to an annualized preferred return to T. Rowe Price Group, Inc., on the fifth anniversary of the acquisition date. This arrangement is treated as a post-combination compensation expense. This arrangement will be remeasured at fair value at each reporting date and recognized as part of compensation expense over the related service period. For the three- and nine-months ended September 30, 2024 and 2023, the amounts recognized were immaterial.

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

The following table details the net assets of the consolidated sponsored investment products:

	9/30/2024			12/31/2023
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Cash and cash equivalents(1)	$5.8	$49.3	$55.1	$25.7	$51.5	$77.2
Investments(2)	418.6	1,348.3	1,766.9	718.0	1,129.0	1,847.0
Other assets	13.4	21.8	35.2	11.2	23.9	35.1
Total assets	437.8	1,419.4	1,857.2	754.9	1,204.4	1,959.3
Liabilities	19.8	38.0	57.8	19.0	35.2	54.2
Net assets	$418.0	$1,381.4	$1,799.4	$735.9	$1,169.2	$1,905.1

Attributable to T. Rowe Price Group, Inc.	$319.3	$716.7	$1,036.0	$589.9	$721.1	$1,311.0
Attributable to redeemable non-controlling interests	98.7	664.7	763.4	146.0	448.1	594.1
	$418.0	$1,381.4	$1,799.4	$735.9	$1,169.2	$1,905.1
(1) Cash and cash equivalents includes $5.2 million at September 30, 2024, and $16.2 million at December 31, 2023, of investments in T. Rowe Price money market mutual funds.
(2) Investments include $6.5 million at September 30, 2024, and $6.2 million at December 31, 2023 of other sponsored investment products.

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

The operating results of the consolidated sponsored investment products for the three- and nine-months ended September 30, 2024 and 2023, are reflected in our unaudited condensed consolidated statements of income as follows:

	Three months ended
	9/30/2024			9/30/2023
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(0.5)	$(1.9)	$(2.4)	$(0.5)	$(0.9)	$(1.4)
Net investment income (loss) reflected in non-operating income (loss)	27.3	58.6	85.9	(11.6)	(12.8)	(24.4)
Impact on income before taxes	$26.8	$56.7	$83.5	$(12.1)	$(13.7)	$(25.8)

Net income (loss) attributable to T. Rowe Price Group, Inc.	$19.2	$26.9	$46.1	$(8.6)	$(3.2)	$(11.8)
Net income (loss) attributable to redeemable non-controlling interests	7.6	29.8	37.4	(3.5)	(10.5)	(14.0)
	$26.8	$56.7	$83.5	$(12.1)	$(13.7)	$(25.8)

	Nine months ended
	9/30/2024			9/30/2023
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(2.0)	$(5.3)	$(7.3)	$(3.0)	$(5.8)	$(8.8)
Net investment income (loss) reflected in non-operating income (loss)	57.0	109.7	166.7	1.1	44.3	45.4
Impact on income before taxes	$55.0	$104.4	$159.4	$(1.9)	$38.5	$36.6

Net income (loss) attributable to T. Rowe Price Group, Inc.	$42.0	$58.5	$100.5	$(0.5)	$26.1	$25.6
Net income (loss) attributable to redeemable non-controlling interests	13.0	45.9	58.9	(1.4)	12.4	11.0
	$55.0	$104.4	$159.4	$(1.9)	$38.5	$36.6

The operating expenses of the consolidated investment products are reflected in general, administrative and other expenses. In preparing our unaudited condensed consolidated financial statements, we eliminated operating expenses of $1.3 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively, against the investment advisory and administrative fees earned from these products. Operating expenses eliminated for the nine months ended September 30, 2024 and 2023, were $3.0 million and $1.6 million, respectively. The net investment income (loss) reflected in non-operating income (loss) includes dividend and interest income as well as realized and unrealized gains and losses on the underlying securities held by the consolidated sponsored investment products.

The table below details the impact of these consolidated investment products on the individual lines of our unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023.

	Nine months ended
	9/30/2024			9/30/2023
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Net cash provided by (used in) operating activities	$(170.5)	$(182.3)	$(352.8)	$(417.5)	$(314.0)	$(731.5)
Net cash provided by (used in) investing activities	(14.7)	(1.0)	(15.7)	(12.3)	(23.3)	(35.6)
Net cash provided by (used in) financing activities	165.3	180.6	345.9	441.0	300.4	741.4
Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment products	—	0.5	0.5	—	(1.8)	(1.8)
Net change in cash and cash equivalents during period	(19.9)	(2.2)	(22.1)	11.2	(38.7)	(27.5)
Cash and cash equivalents at beginning of year	25.7	51.5	77.2	16.2	102.9	119.1
Cash and cash equivalents at end of period	$5.8	$49.3	$55.1	$27.4	$64.2	$91.6

For the nine months ended September 30, 2024, the net cash provided by or used in financing activities includes $15.3 million of net redemptions we made from the consolidated sponsored investment products and dividends received. For the nine months ended September 30, 2023, the net cash provided by or used in financing activities included $397.7 million of net subscriptions we made into the consolidated sponsored investment products, net of dividends received. These cash flows were eliminated in consolidation.

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

	9/30/2024			12/31/2023
(in millions)	Level 1	Level 2		Level 1	Level 2
Assets
Cash equivalents	$5.8	$3.6		$17.2	$8.0
Equity securities	325.3	266.9		365.1	213.6
Fixed income securities	—	1,151.7		—	1,241.9
Other investments	1.4	21.6		3.6	22.8
	$332.5	$1,443.8	$—	$385.9	$1,486.3

Liabilities	$(1.1)	$(13.0)		$(5.1)	$(16.2)

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS.

Goodwill and intangible assets consist of the following:

(in millions)	9/30/2024	12/31/2023
Goodwill	$2,642.8	$2,642.8
Indefinite-lived intangible assets - trade name	86.0	117.1
Indefinite-lived intangible assets - investment advisory agreements	65.6	65.6
Definite-lived intangible assets - investment advisory agreements	243.6	324.6
Total	$3,038.0	$3,150.1

Amortization and impairment expense for the definite-lived intangible assets was $28.3 million and $81.0 million for the three- and nine-months ended September 30, 2024, respectively. For the three- and nine-months ended September 30, 2023, amortization and impairment expense for the definite-lived intangible assets was $35.0 million and $87.4 million, respectively. Estimated amortization expense for the definite-lived intangible assets for the five succeeding years is as follows:

(in millions)
Remaining 2024	$24.3
2025	78.9
2026	62.6
2027	43.2
2028	12.7

Impairment

Our indefinite-lived intangible assets are tested for impairment annually, in the fourth quarter, or more frequently if events or changes in circumstances indicate that it is more likely than not that the intangible asset is impaired. Based on a review of qualitative factors, primarily the future outlook, we determined it was necessary to perform a quantitative impairment test on the trade name intangible asset during the three months ended September 30, 2024 and June 30, 2024. The quantitative impairment tests resulted in the carrying amount of the trade name intangible asset exceeding its fair value and we recognized impairment charges of $18.8 million and $31.1 million for the three- and nine-months ended September 30, 2024, respectively. Fair value was determined using a discounted cash flow analysis where estimated future cash flows were discounted to arrive at a single present value amount. This approach included inputs that required significant management judgment, the most relevant of which include revenue growth, discount rate, and effective tax rate.

We evaluate the carrying amount of goodwill in our unaudited condensed consolidated balance sheets for possible impairment on an annual basis in the fourth quarter or if triggering events occur that require us to evaluate for impairment earlier. No triggering events arose during the nine months ended September 30, 2024.

NOTE 7 – STOCK-BASED COMPENSATION.

STOCK OPTIONS.

The following table summarizes the status of, and changes in, our stock options during the nine months ended September 30, 2024.

	Options	Weighted- average exercise price
Outstanding at December 31, 2023	1,476,104	$75.39
Exercised	(683,555)	$76.68
Expired	(1,768)	$76.75
Outstanding and exercisable at September 30, 2024	790,781	$74.28

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of, and changes in, our nonvested restricted shares and restricted stock units during the nine months ended September 30, 2024.

	Restricted shares	Restricted stock units	Weighted-average fair value
Nonvested at December 31, 2023	56,740	6,485,253	$127.74
Time-based grants	8,970	63,578	$110.50
Dividend equivalents granted to non-employee directors	—	2,836	$115.62
Vested	(20,160)	(72,659)	$109.41
Forfeited	—	(195,333)	$128.23
Nonvested at September 30, 2024	45,550	6,283,675	$127.80

Nonvested at September 30, 2024, includes performance-based restricted stock units of 334,548. These nonvested performance-based restricted stock units include 108,775 units for which the performance period has lapsed, and the performance threshold has been met.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense to be recognized over the remaining vesting periods of the stock-based awards outstanding at September 30, 2024. Estimated future compensation expense will change to reflect future grants of restricted stock awards and units, future option grants, changes in the probability of performance thresholds being met, and adjustments for actual forfeitures.

(in millions)
Fourth quarter 2024	49.6
2025	117.2
2026 through 2029	87.6
Total	$254.4

NOTE 8 – EARNINGS PER SHARE CALCULATIONS.

The following table presents the reconciliation of net income attributable to T. Rowe Price Group, Inc. to net income allocated to our common stockholders and the weighted-average shares that are used in calculating the basic and diluted earnings per share on our common stock. Weighted-average common shares outstanding assuming dilution reflects the potential dilution, determined using the treasury stock method, that could occur if outstanding stock options were exercised and non-participating stock awards vested. No outstanding stock options had an anti-dilutive impact on the diluted earnings per common share calculation in the periods presented.

	Three months ended		Nine months ended
(in millions)	9/30/2024	9/30/2023	9/30/2024	9/30/2023
Net income attributable to T. Rowe Price Group, Inc.	$603.0	$453.2	$1,660.2	$1,351.1
Less: net income allocated to outstanding restricted stock and stock unit holders	15.5	10.6	44.2	32.7
Net income allocated to common stockholders	$587.5	$442.6	$1,616.0	$1,318.4

Weighted-average common shares
Outstanding	222.3	224.1	223.0	224.3
Outstanding assuming dilution	222.8	224.8	223.5	225.1

NOTE 9 – OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS.

The changes in currency translation adjustments included in accumulated other comprehensive income (loss) for the three months ended September 30, 2024 and 2023 are presented in the table below.

	Three months ended 9/30/2024			Three months ended 9/30/2023
(in millions)	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments
Balances at beginning of period	$(51.5)	$2.3	$(49.2)	$(50.5)	$2.7	$(47.8)
Other comprehensive income (loss) before reclassifications and income taxes	0.1	9.5	9.6	8.4	(6.9)	1.5
Reclassification adjustments recognized in non-operating income	—	0.6	0.6	—	(0.7)	(0.7)
	0.1	10.1	10.2	8.4	(7.6)	0.8
Net deferred tax benefits (income taxes)	1.8	(2.3)	(0.5)	(1.0)	1.8	0.8
Other comprehensive income (loss)	1.9	7.8	9.7	7.4	(5.8)	1.6
Balances at end of period	$(49.6)	$10.1	$(39.5)	$(43.1)	$(3.1)	$(46.2)
The other comprehensive income (loss) in the table above excludes other comprehensive gains of $7.4 million for the 2024 period and net losses of $3.9 million for the 2023 period, related to redeemable non-controlling interests held in our consolidated products.

The changes in currency translation adjustments included in accumulated other comprehensive income (loss) for the nine months ended September 30, 2024 and 2023, are presented in the table below.

	Nine months ended 9/30/2024			Nine months ended 9/30/2023
(in millions)	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments	Equity method investments	Consolidated T. Rowe Price investment products - variable interest entities	Total currency translation adjustments
Balances at beginning of period	$(51.9)	$4.4	$(47.5)	$(50.5)	$(2.5)	$(53.0)
Other comprehensive income (loss) before reclassifications and income taxes	0.6	6.9	7.5	8.4	—	8.4
Reclassification adjustments recognized in non-operating income	—	0.6	0.6	—	(0.7)	(0.7)
	0.6	7.5	8.1	8.4	(0.7)	7.7
Net deferred tax benefits (income taxes)	1.7	(1.8)	(0.1)	(1.0)	0.1	(0.9)
Other comprehensive income (loss)	2.3	5.7	8.0	7.4	(0.6)	6.8
Balances at end of period	$(49.6)	$10.1	$(39.5)	$(43.1)	$(3.1)	$(46.2)

The other comprehensive income (loss) in the table above excludes net gains of $6.2 million and $7.7 million of other comprehensive income related to redeemable non-controlling interests held in our consolidated products for the 2024 and 2023 periods, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES.

COMMITMENTS.

T. Rowe Price Group, Inc. has committed $319 million for investment in future OHA product launches through 2026.

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

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries ("the Company") as of September 30, 2024, the related condensed consolidated statements of income and comprehensive income, and stockholders’ equity for the three- and nine-month periods ended September 30, 2024 and 2023, the related condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
November 1, 2024

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

MARKET TRENDS.

Major U.S. stock market indexes rose in the third quarter of 2024. Shares were supported by generally favorable corporate earnings and expectations that a softening labor market and easing inflation pressures would enable the Federal Reserve to begin reducing short-term interest rates. Volatility increased considerably at times, but the market finished the quarter on a positive note, as Fed Chair Jerome Powell declared in late August at the central bank’s annual economic symposium that “the time has come” for policymakers to adjust short-term rates. On September 18, the central bank reduced the fed funds target rate by 50 basis points—which was more than some investors expected—and Fed officials noted the potential for “additional adjustments” as they “carefully assess incoming data, the evolving outlook, and the balance of risks.”

Developed non-U.S. equity markets generally outperformed large-cap U.S. stocks in U.S. dollar terms, as a weaker dollar versus major non-U.S. currencies lifted overseas returns in dollar terms. In Europe, equity markets were mostly positive. Several markets produced double-digit gains, while UK shares climbed about 8%. Developed Asian markets were broadly positive. Hong Kong shares surged more than 24%, lifted in part by Chinese stimulus measures intended to bolster the Chinese economy.

Emerging equity markets outperformed stocks in developed non-U.S. markets in dollar terms. Emerging Asian markets were mostly positive; a few rose more than 20%. Chinese shares surged more than 23%, while the A shares market climbed more than 21%, thanks to brisk gains in September stemming from new Chinese economic stimulus measures. Markets in Latin America and in the emerging Europe, Middle East, and Africa (EMEA) region were largely positive in dollar terms.

Returns of several major equity market indexes were as follows:

	Three months ended	Nine months ended
Index	9/30/2024	9/30/2024
S&P 500 Index	5.9%	22.1%
NASDAQ Composite Index(1)	2.6%	21.2%
Russell 2000 Index	9.3%	11.2%
MSCI EAFE (Europe, Australasia, and Far East) Index	7.3%	13.5%
MSCI Emerging Markets Index	8.9%	17.2%
 (1) Returns exclude dividends

Global bond returns were broadly positive in the third quarter of 2024. In the U.S., Treasury bill yields and shorter-term bond yields declined as the Fed reduced the fed funds target rate to the 4.75% to 5.00% range and signaled the potential for more rate cuts. Longer-term U.S. Treasury yields fell to a lesser degree. The 10-year U.S. Treasury note yield declined from 4.36% to 3.81% during the quarter.

In the U.S. investment-grade universe, sector performance was broadly positive. Corporate bonds and mortgage-backed securities fared best. Treasuries and non-agency commercial mortgage-backed securities also did well. Asset-backed securities underperformed, but still produced solid gains. Tax-free municipal bonds lagged the broad taxable bond market, as municipal bond yields generally did not fall as much as comparable Treasury yields. High yield corporate bonds performed mostly in line with the investment-grade market.

Bonds in developed non-U.S. markets produced positive returns in dollar terms. Bond prices rose and yields declined in many European countries, as central banks in the UK and the eurozone reduced short-term interest rates, and a weaker dollar versus various currencies lifted overseas returns in dollar terms. In Japan, the central bank unexpectedly increased its benchmark interest rate in late July, resulting in a significant strengthening of the yen versus the dollar. In the emerging markets fixed income universe, local currency bonds outperformed dollar-denominated bonds in U.S. dollar terms, as the dollar weakened versus many developing markets currencies.

Returns of several major bond market indexes were as follows:

	Three months ended	Nine months ended
Index	9/30/2024	9/30/2024
Bloomberg U.S. Aggregate Bond Index	5.2%	4.5%
JPMorgan Global High Yield Index	4.8%	8.6%
Bloomberg Municipal Bond Index	2.7%	2.3%
Bloomberg Global Aggregate Ex-U.S. Dollar Bond Index	8.5%	2.8%
JPMorgan Emerging Markets Bond Index Plus	6.6%	9.3%
ICE Bank of America U.S. High Yield Index	5.3%	8.0%
Credit Suisse Leveraged Loan Index	2.1%	6.6%

ASSETS UNDER MANAGEMENT.(1)

Assets under management ended the third quarter of 2024 at $1,630.9 billion, an increase of $61.8 billion from June 30, 2024. The increase in assets under management during the third quarter of 2024 was driven by market appreciation and income, net of distributions not reinvested, of $74.0 billion, offset by net cash outflows of $12.2 billion.

For the nine months ended September 30, 2024, the increase in assets under management was driven by market appreciation, net of distributions not reinvested, of $210.3 billion, offset by net cash outflows of $23.9 billion.

The following tables detail changes in our assets under management, by asset class, during the three- and nine-month periods ended September 30, 2024:

	Three months ended 9/30/2024					Nine months ended 9/30/2024
(in billions)	Equity	Fixed income, including money market	Multi-asset(1)	Alternatives(2)	Total	Equity	Fixed income, including money market	Multi-asset(1)	Alternatives(2)	Total
Assets under management at beginning of period	$810.3	$179.9	$529.1	$49.8	$1,569.1	$743.6	$170.0	$483.0	$47.9	$1,444.5

Net cash flows prior to manager-driven distributions	(16.1)	1.1	1.9	1.7	(11.4)	(43.8)	9.1	9.0	4.7	(21.0)
Manager-driven distributions	—	—	—	(0.8)	(0.8)	—	—	—	(2.9)	(2.9)
Net cash flows	(16.1)	1.1	1.9	0.9	(12.2)	(43.8)	9.1	9.0	1.8	(23.9)
Net market appreciation (depreciation) and income(3)	37.8	5.3	29.9	1.0	74.0	132.2	7.2	68.9	2.0	210.3
Change during the period	21.7	6.4	31.8	1.9	61.8	88.4	16.3	77.9	3.8	186.4
Assets under management at September 30, 2024	$832.0	$186.3	$560.9	$51.7	$1,630.9	$832.0	$186.3	$560.9	$51.7	$1,630.9
(1)    The underlying assets under management of the multi-asset portfolios have been aggregated and presented in this category and not reported in the equity and fixed income columns.
(2) The alternatives asset class includes strategies authorized to invest more than 50% of its holdings in private credit, leveraged loans, mezzanine, real assets/CRE, structured products, stressed / distressed, non-investment grade CLOs, special situations, or have absolute return as its investment objective. Generally, only those strategies with longer than daily liquidity are included. Unfunded capital commitments were $14.5 billion at September 30, 2024, $11.3 billion at June 30, 2024, and $11.6 billion at December 31, 2023, and are not reflected in fee basis AUM above.
(3) Includes net distributions not reinvested for the three- and nine-month periods ended September 30, 2024 of $0.2 billion and $1.1 billion, respectively.

Investment advisory clients outside the United States account for 8.6% of our assets under management at September 30, 2024, June 30, 2024, and December 31, 2023.

Assets under management in our target date retirement products, which are included in the multi-asset totals shown above, were $482.1 billion at September 30, 2024, $452.6 billion at June 30, 2024, and $408.4 billion at December 31, 2023. Net flows into these portfolios were $3.6 billion and $14.1 billion in the three- and nine-month periods ended September 30, 2024.

We also provide strategic investment advice solutions for certain portfolios. These advice solutions, primarily overseen by our multi-asset division, may include strategic asset allocation, and in certain portfolios, asset selection and/or tactical asset allocation overlays. We also offer advice solutions through retail separately managed accounts and separately managed accounts model delivery. As of September 30, 2024, total assets in these solutions were $582 billion, of which $567 billion are included in our reported assets under management in the tables above.

We provide participant accounting and plan administration for retirement plans that primarily invest in the firm's U.S. mutual funds, collective investment trusts and funds outside of the firm's complex. As of September 30, 2024, our assets under administration were $286 billion, of which nearly $163 billion are assets we manage.

INVESTMENT PERFORMANCE.(1)

Strong investment performance and brand awareness is a key driver to attracting and retaining assets—and to our long-term success. Our performance disclosures include specific asset classes, assets under management weighted performance, mutual fund performance against passive peers and composite performance against benchmarks. The following tables present investment performance for the one-, three-, five-, and 10-years ended September 30, 2024. Past performance is not a reliable indicator of future performance.

% of U.S. funds that outperformed Morningstar median(2),(3)
	1 year	3 years	5 years	10 years
Equity	59%	45%	51%	71%
Fixed Income	43%	50%	53%	66%
Multi-Asset	54%	47%	67%	68%
All Funds	53%	47%	56%	68%

% of U.S. funds that outperformed passive peer median(2),(4)
	1 year	3 years	5 years	10 years
Equity	50%	42%	47%	53%
Fixed Income	36%	45%	58%	58%
Multi-Asset	45%	44%	68%	54%
All Funds	45%	44%	56%	54%

% of composites that outperformed benchmarks(5)
	1 year	3 years	5 years	10 years
Equity	49%	26%	43%	63%
Fixed Income	53%	31%	55%	66%
All Composites	51%	28%	48%	64%

AUM Weighted Performance
% of U.S. funds AUM that outperformed Morningstar median(2),(3)
	1 year	3 years	5 years	10 years
Equity	50%	39%	52%	85%
Fixed Income	55%	65%	60%	82%
Multi-Asset	77%	55%	90%	93%
All Funds	57%	44%	61%	86%

% of U.S. funds AUM that outperformed passive peer median(2),(4)
	1 year	3 years	5 years	10 years
Equity	45%	33%	42%	50%
Fixed Income	41%	60%	84%	72%
Multi-Asset	67%	56%	95%	94%
All Funds	50%	40%	58%	62%

% of composites AUM that outperformed benchmarks(5)
	1 year	3 years	5 years	10 years
Equity	60%	28%	38%	57%
Fixed Income	57%	22%	47%	48%
All Composites	60%	27%	40%	55%

As of September 30, 2024, 69 of 142 (48.6%) of the firm's rated U.S. mutual funds (across primary share classes) received an overall rating of 4 or 5 stars. By comparison, 32.5% of Morningstar's fund population is given a rating of 4 or 5 stars(5). In addition, 67%(6) of AUM in the firm's rated U.S. mutual funds (across primary share classes) ended September 30, 2024 with an overall rating of 4 or 5 stars.

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
(3) Source: Morningstar. Primary share class only. Excludes money market mutual funds, funds with an operating history of less than one year, T. Rowe Price passive funds, and T. Rowe Price funds that are clones of other funds. The top chart reflects the percentage of T. Rowe Price funds with 1-, 3-, 5-, and 10-year track record that are outperforming the Morningstar category median. The bottom chart reflects the percentage of T. Rowe Price funds AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $332B for 1 year, $329B for 3 years, $328B for 5 years, and $327B for 10 years.
(4) Passive Peer Median was created by T. Rowe Price using data from Morningstar. Primary share class only. Excludes money market mutual funds, funds with an operating history of less than one year, funds with fewer than three peers, T. Rowe Price passive funds, and T. Rowe Price funds that are clones of other funds. This analysis compares T. Rowe Price active funds to the applicable universe of passive/index open-end funds and ETFs of peer firms. The top chart reflects the percentage of T. Rowe Price funds with 1-, 3-, 5-, and 10-year track record that are outperforming the passive peer universe. The bottom chart reflects the percentage of T. Rowe Price funds AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $315B for 1 year, $312B for 3 years, $272B for 5 years, and $267B for 10 years.
(5)Composite net returns are calculated using the highest applicable separate account fee schedule. Excludes money market composites. All composites compared with the official GIPS composite primary benchmark. The top chart reflects the percentage of T. Rowe Price composites with 1-, 3-, 5-, and 10-year track record that are outperforming their benchmarks. The bottom chart reflects the percentage of T. Rowe Price composite AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $1,457B for 1 year, $1,452B for 3 years, $1,444B for 5 years, and $1,392B for 10 years.
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

RESULTS OF OPERATIONS.

The following table and discussion sets forth information regarding our consolidated financial results for the three- and nine-month periods ended September 30, 2024 and 2023 on a U.S. GAAP basis and a non-GAAP basis. The non-GAAP basis adjusts for the impact of our consolidated sponsored investment products, the impact of market movements on the supplemental savings plan liability and related economic hedge, investment income related to certain other investments, acquisition-related amortization and costs, impairment charges, and certain nonrecurring charges and gains.

	Three months ended				Nine months ended
(in millions, except per-share data)	9/30/2024	9/30/2023	$ change	% change(1)	9/30/2024	9/30/2023	$ change	% change(1)
U.S. GAAP basis
Investment advisory fees	$1,632.9	$1,463.9	$169.0	11.5%	$4,772.5	$4,286.5	$486.0	11.3%
Capital allocation-based income(2)	$4.6	$66.1	$(61.5)	n/m	$51.8	$121.7	$(69.9)	n/m
Net revenues	$1,785.6	$1,670.7	$114.9	6.9%	$5,269.1	$4,818.5	$450.6	9.4%
Operating expenses	$1,172.0	$1,089.4	$82.6	7.6%	$3,504.2	$3,219.5	$284.7	8.8%
Net operating income	$613.6	$581.3	$32.3	5.6%	$1,764.9	$1,599.0	$165.9	10.4%
Non-operating income (loss)	$212.5	$2.8	$209.7	n/m	$481.7	$244.4	$237.3	n/m
Net income attributable to T. Rowe Price Group, Inc.	$603.0	$453.2	$149.8	33.1%	$1,660.2	$1,351.1	$309.1	22.9%
Diluted earnings per common share	$2.64	$1.97	$0.67	34.0%	$7.23	$5.86	$1.37	23.4%
Weighted average common shares outstanding assuming dilution	222.8	224.8	$(2.0)	(0.9)%	223.5	225.1	$(1.6)	(0.7)%

Adjusted non-GAAP basis(3)
Operating expenses	$1,099.0	$1,061.3	$37.7	3.6%	$3,276.2	$3,110.0	$166.2	5.3%
Net operating income	$718.4	$635.9	$82.5	13.0%	$2,065.7	$1,760.5	$305.2	17.3%
Non-operating income (loss)	$51.2	$28.7	$22.5	78.4%	$114.4	$91.3	$23.1	25.3%
Net income attributable to T. Rowe Price Group, Inc.	$586.5	$499.5	$87.0	17.4%	$1,654.7	$1,355.4	$299.3	22.1%
Diluted earnings per common share	$2.57	$2.17	$0.40	18.4%	$7.21	$5.88	$1.33	22.6%

Assets under management (in billions)
Average assets under management	$1,589.5	$1,393.6	$195.9	14.1%	$1,536.2	$1,358.2	$178.0	13.1%
Ending assets under management	$1,630.9	$1,346.5	$284.4	21.1%	$1,630.9	$1,346.5	$284.4	21.1%
(1) n/m - The percentage change is not meaningful.
(2) Capital allocation-based income represents the change in accrued carried interest.
(3) See the reconciliation to the comparable U.S. GAAP measures at the end of the Results of Operations section of this Management’s Discussion and Analysis.

Results Overview - Quarter ended September 30, 2024

Net revenues consist of investment advisory revenues; administrative, distribution, and servicing fees; and capital allocation-based income. More than 90% of our net revenues are related to investment advisory fees. Total net revenues were $1,785.6 million in the third quarter of 2024, a 6.9% increase over $1,670.7 million in the third quarter of 2023. The increase was primarily driven by an 11.5% increase in investment advisory fee revenue as higher overall markets increased average assets under management by 14.1%. This increase was partially offset by a $61.5 million decrease in capital allocation-based income (change in accrued carried interest) earned from investments in certain affiliated funds.

Investment advisory fees are generally earned based on the value and composition of our assets under management, which change based on fluctuations in financial markets and net cash flows. As our average assets under management increase or decrease in a given period, the level of our investment advisory fee revenue for that same period generally fluctuates in a similar manner. Our annualized effective fee rates can be impacted by market or cash flow related shifts among asset classes and products, including those with tiered-fee structures, along with price changes we make in existing products.

Capital allocation-based income will fluctuate quarter-to-quarter to reflect the adjustment to accrued carried interest for the change in value of certain affiliated funds assuming the funds’ underlying investments were realized as of the end of the period.

Operating expenses on a U.S. GAAP basis were $1,172.0 million in the third quarter of 2024, a 7.6% increase over the comparable 2023 period. On a non-GAAP basis, operating expenses were $1,099.0 million, a 3.6% increase over the comparable 2023 period.

In comparison to the third quarter of 2023, about 70% of the increase in U.S. GAAP operating expenses was due to a market-related increase of $43.4 million in the supplemental savings liability in the third quarter of 2024, compared to a decrease of $14.2 million in the supplemental savings liability in the 2023 period.

Also contributing to the increase in U.S. GAAP operating expenses and the primary drivers of the increase in non-GAAP operating expenses were higher general, administrative and other costs due to a $20 million cost recovery recognized in Q3 2023 that didn't recur in Q3 2024, higher distribution and servicing costs on higher average assets under management distributed through intermediaries, and higher compensation and related benefits. These increases were partially offset by lower accrued carried interest-related compensation.

Operating margin in the third quarter of 2024 was 34.4% on a U.S. GAAP basis, compared to 34.8% earned in the third quarter of 2023. The decrease in our U.S. GAAP operating margin for the third quarter of 2024 compared to the 2023 period was driven by operating expense growth outpacing net revenue growth primarily due to changes in the supplemental savings plan liability and lower capital allocation-based income.

Diluted earnings per share was $2.64 for the third quarter of 2024 compared to $1.97 for the third quarter of 2023. The increase was primarily driven by higher operating income, higher net investment gains, and a lower effective tax rate compared to the 2023 period.

On a non-GAAP basis, diluted earnings per share was $2.57 for the third quarter of 2024 as compared to $2.17 for the third quarter of 2023. The increase was primarily due to higher adjusted operating income, higher adjusted net investment gains, and a lower effective tax rate compared to the 2023 period.

Results Overview - Year-to-Date ended September 30, 2024
Net revenues consist of investment advisory revenues; administrative, distribution, and servicing fees; and capital allocation-based income. More than 90% of our net revenues for the nine months ended September 30, 2024 are related to investment advisory fees. Total net revenues were $5,269.1 million in the nine months ended September 30, 2024, a 9.4% increase over $4,818.5 million in the 2023 period. The increase was primarily driven by a 11.3% increase in investment advisory fee revenue as average assets under management increased by 13.1%, partially offset by a $69.9 million decrease in capital allocation-based income (change in accrued carried interest) earned from investments in certain affiliated funds.

Operating expenses were $3,504.2 million in the nine months ended September 30, 2024 compared with $3,219.5 million in the 2023 period. On a non-GAAP basis, our operating expenses for the nine months ended September 30, 2024 increased 5.3% to $3,276.2 million compared to the 2023 period.

In comparison to the nine months ended September 30, 2023, about 40% of the increase in U.S. GAAP operating expenses was driven by the change in remeasurement of the contingent consideration liability, as the 2023 period reflected a $72.8 million reduction in the liability compared to a $13.4M reduction in the 2024 period. Additionally, a market-related increase in the supplemental savings plan liability, and higher amortization and impairments related to acquisition-related intangibles, were also primary contributors to the increase in U.S. GAAP operating expenses.

Also contributing to the increase in U.S. GAAP operating expenses and the primary drivers of the increase in non-GAAP operating expenses were higher compensation and related benefits, including the interim bonus accrual, salaries and benefits, distribution and servicing costs, and general, administrative and other costs.

Operating margin in the nine months ended September 30, 2024 was 33.5% on a U.S. GAAP basis, compared to 33.2% earned in the 2023 period. The increase in our U.S. GAAP operating margin for the nine months ended September 30, 2024 compared to the 2023 period was primarily driven by net revenue growth outpacing operating expense growth.

Diluted earnings per share was $7.23 for the nine months ended September 30, 2024 compared to $5.86 for the nine months ended September 30, 2023. The 23.4% increase was driven by higher net investment gains, higher operating income, and a lower effective tax rate in the nine months ended September 30, 2024, as compared to the comparable 2023 period.

On a non-GAAP basis, adjusted diluted earnings per share was $7.21 for the nine months ended September 30, 2024 as compared to $5.88 for the 2023 period. The 22.6% increase was primarily due to higher adjusted operating income and a lower effective tax rate.

Net revenues

	Three months ended				Nine months ended
(in millions)	9/30/2024	9/30/2023	$ change	% change(1)	9/30/2024	9/30/2023	$ change	% change(1)
Investment advisory fees
Equity	$978.5	$885.0	$93.5	10.6%	$2,877.0	$2,581.2	$295.8	11.5%
Fixed income	104.1	100.9	3.2	3.2%	304.9	303.3	1.6	0.5%
Multi-asset	465.8	405.5	60.3	14.9%	1,340.3	1,182.8	157.5	13.3%
Alternatives	84.5	72.5	12.0	16.6%	250.3	219.2	31.1	14.2%
	1,632.9	1,463.9	169.0	11.5%	4,772.5	4,286.5	486.0	11.3%

Capital allocation-based income
Change in accrued carried interest	35.1	91.9	(56.8)	n/m	121.6	172.1	(50.5)	n/m
Acquisition-related amortization and impairments	(30.5)	(25.8)	(4.7)	n/m	(69.8)	(50.4)	(19.4)	n/m
	4.6	66.1	(61.5)	n/m	51.8	121.7	(69.9)	n/m

Administrative, distribution, and servicing fees
Administrative fees	125.4	119.4	6.0	5.0%	378.4	347.7	30.7	8.8%
Distribution and servicing fees	22.7	21.3	1.4	6.6%	66.4	62.6	3.8	6.1%
	148.1	140.7	7.4	5.3%	444.8	410.3	34.5	8.4%
Net revenues	$1,785.6	$1,670.7	$114.9	6.9%	$5,269.1	$4,818.5	$450.6	9.4%

Average assets under management (in billions)
Equity	$813.1	$725.0	$88.1	12.2%	$791.4	$705.3	$86.1	12.2%
Fixed income	183.3	169.0	14.3	8.5%	175.9	169.6	6.3	3.7%
Multi-asset	542.3	453.8	88.5	19.5%	519.9	438.5	81.4	18.6%
Alternatives	50.8	45.8	5.0	10.9%	49.0	44.8	4.2	9.4%
Average assets under management	$1,589.5	$1,393.6	$195.9	14.1%	$1,536.2	$1,358.2	$178.0	13.1%

Investment advisory annualized effective fee rate (bps)	40.9	41.7	(0.8)	(1.9)%	41.5	42.2	(0.7)	(1.7)%

Investment advisory annualized effective fee rate excluding performance-based fees (bps)	40.7	41.6	(0.9)	(2.2)%	41.2	42.1	(0.9)	(2.1)%
(1) n/m - The percentage change is not meaningful.

Investment advisory fees in the third quarter of 2024 increased 11.5% over the comparable 2023 quarter as average assets under management increased $195.9 billion or 14.1%, to $1,589.5 billion. For the nine months ended September 30, 2024, investment advisory revenues increased 11.3% over the comparable 2023 period as average assets under management increased $178.0 billion, or 13.1%, to $1,536.2 billion. Investment advisory fees includes performance fees of $5.6 million and $40.0 million for the three- and nine-month periods ended September 30, 2024, respectively, compared to $2.1 million and $13.0 million in the same respective 2023 periods. Performance fees earned in 2024 and 2023 were primarily from equity and alternative products.

The average annualized effective fee rate earned for the three- and nine-month periods ended September 30, 2024 declined from the comparable 2023 periods due to client flows and transfers creating a mix shift in assets under management toward lower fee products and asset classes. The 2024 year-to-date annualized effective fee rate was favorably impacted by higher performance based fees of about 0.2 basis points.

Capital allocation-based income includes the change in accrued carried interest along with acquisition-related amortization and impairments. In the third quarter of 2024, the change in accrued carried interest increased net revenues by $35.1 million compared to $91.9 million in the 2023 period. For the nine months ended September 30, 2024, the change in accrued carried interest increased net revenues by $51.8 million compared to $121.7 million for the 2023 period. The decrease in the change in accrued carried interest for both periods was due to lower relative performance. We also recognized higher acquisition-related amortization and impairment changes in the 2024 periods.

A portion of the capital allocation-based income was passed through to certain associates as compensation and the related expense was recognized in compensation and related costs with the unpaid amount reported as non-controlling interest on the unaudited condensed consolidated balance sheet.

Administrative, distribution, and servicing fees in the third quarter of 2024 were $148.1 million, an increase of $7.4 million, or 5.3%, from the comparable 2023 quarter. For the nine months ended September 30, 2024, these fees were $444.8 million, an increase of $34.5 million, or 8.4%, from the 2023 period. The increases for both periods were primarily due to higher average assets on which we earn administrative revenue for non-discretionary advisory services. For the nine months ended September 30, 2024, higher retail transfer agent servicing activities provided to the T. Rowe Price mutual funds also contributed to the increase.

Our net revenues reflect the elimination of advisory and administrative fee revenue earned from our consolidated sponsored investment products. The corresponding expenses recognized by these products, and consolidated in our financial statements, were also eliminated from operating expenses. For the third quarter, we eliminated net revenue of $1.3 million in 2024 and $0.7 million in 2023. For the nine months ended September 30, we eliminated net revenue of $3.0 million in 2024 and $1.6 million in 2023.

Operating expenses

	Three months ended				Nine months ended
(in millions)	9/30/2024	9/30/2023	$ change	% change(1)	9/30/2024	9/30/2023	$ change	% change(1)
Compensation, benefits and related costs	$632.9	$617.0	$15.9	2.6%	$1,898.0	$1,801.3	$96.7	5.4%
Acquisition-related retention agreements	4.0	13.7	(9.7)	(70.8)%	30.6	41.5	(10.9)	(26.3)%
Capital allocation-based income compensation	(2.0)	19.9	(21.9)	n/m	8.8	34.0	(25.2)	n/m
Supplemental savings plan(2)	43.4	(14.2)	57.6	n/m	111.0	61.3	49.7	n/m
Total compensation and related costs	678.3	636.4	41.9	6.6%	2,048.4	1,938.1	110.3	5.7%
Distribution and servicing	91.6	74.9	16.7	22.3%	261.2	214.2	47.0	21.9%
Advertising and promotion	20.8	21.1	(0.3)	(1.4)%	79.4	69.8	9.6	13.8%
Product and recordkeeping related costs	75.0	73.1	1.9	2.6%	223.0	222.9	0.1	—%
Technology, occupancy, and facility costs	164.0	159.7	4.3	2.7%	474.8	461.0	13.8	3.0%
General, administrative, and other	104.2	85.7	18.5	21.6%	305.5	293.2	12.3	4.2%
Change in fair value of contingent consideration	(13.4)	—	(13.4)	n/m	(13.4)	(72.8)	59.4	(81.6)%
Acquisition-related amortization and impairment costs	51.5	38.5	13.0	33.8%	125.3	93.1	32.2	34.6%
Total operating expenses	$1,172.0	$1,089.4	$82.6	7.6%	$3,504.2	$3,219.5	$284.7	8.8%
(1) n/m - The percentage change is not meaningful.
(2)The impact of the market on the supplemental savings plan liability drives the expense recognized each period.

Compensation, benefits, and related costs were $632.9 million in the third quarter of 2024, an increase of $15.9 million, or 2.6%, compared to the 2023 quarter. For the nine months ended September 30, 2024, these costs were $1,898.0 million, an increase of $96.7 million, or 5.4%, compared to the 2023 period. The increases in both periods were primarily due to a higher interim bonus accrual, and higher salaries and related benefits, as base salary modestly increased in January 2024 and we increased our headcount. These increases were partially offset by higher labor capitalization and lower stock-based compensation compared to the 2023 periods. The 2023 periods included severance costs related to the July 2023 workforce action.

The firm employed 8,104 associates at September 30, 2024, an increase of 2.5% from the end of 2023 and an increase of 3.3% from September 30, 2023.

Distribution and servicing costs were $91.6 million for the third quarter of 2024, an increase of $16.7 million, or 22.3%, from $74.9 million recognized in the 2023 quarter. For the nine months ended September 30, 2024, these costs were $261.2 million, an increase of 21.9%, from $214.2 million recognized in the comparable 2023 period. The increases in both periods were primarily driven by higher average assets under management distributed through intermediaries.

The costs in this expense category primarily include amounts paid to third-party intermediaries that source the assets of certain share classes of our U.S. mutual funds, ETFs and our international products, such as our Japanese ITMs and SICAVs. These costs were offset entirely by the distribution revenue we earn and report in net revenues: 12b-1 revenue is recognized in administrative, distribution, and servicing fees for the Advisor and R share classes of the U.S. mutual funds and investment advisory fee revenue for our international products and ETFs.

Advertising and promotion costs were $20.8 million in the third quarter of 2024, a decrease of $0.3 million, or 1.4%, compared to the $21.1 million recognized in the 2023 quarter. For the nine months ended September 30, 2024, these costs were $79.4 million, an increase of $9.6 million, or 13.8%, compared to the 2023 period. For the nine months ended September 30, 2024, the increase was primarily driven by higher media spend and increased investment in our brand.

Technology, occupancy, and facility costs were $164.0 million in the third quarter of 2024, an increase of $4.3 million, or 2.7%, compared to the $159.7 million recognized in the 2023 quarter. For the nine months ended September 30, 2024, these costs were $474.8 million, an increase of $13.8 million, or 3.0%, compared with the 2023 period. The increases in both periods were primarily related to higher costs from the firm's ongoing investment in its technology capabilities, primarily hosted solution licenses. Specific to the nine months ended comparison, these increases were offset by lower office facility costs, as the 2023 period included the rent cost of two UK facilities until we occupied our new building in the second half of 2023, and the first quarter of 2024 included a non-recurring cost benefit related to the UK facility.

General, administrative, and other expenses were $104.2 million in the third quarter of 2024, an increase of $18.5 million, or 21.6%, compared to the $85.7 million recognized in the 2023 quarter. For the nine months ended September 30, 2024, these costs were $305.5 million, an increase of $12.3 million, or 4.2%, compared with the 2023 period. The increases in both periods were primarily due to a cost recovery recognized in 2023 that didn't recur in 2024, higher professional fees, and higher travel and entertainment. These increases were partially offset by lower research fee expense as the firm changed its approach to paying for research, consistent with regulations and general industry practice.

Change in fair value of contingent consideration. The contingent consideration represents the earnout arrangement related to our acquisition of OHA in which additional purchase price may be due upon satisfying or exceeding certain defined revenue targets. Every reporting period, we record the potential amount due under this arrangement at fair value. For the three months ended September 30, 2024, we recognized a $13.4 million reduction in the liability in 2024 compared to no change in the 2023 period. During the nine months ended September 30, 2024 and 2023, we recognized reductions of the contingent consideration liability of $13.4 million and $72.8 million, respectively. Challenging market conditions have reduced revenue expectations below the defined revenue targets resulting in a reduction of the contingent consideration liability to zero as of September 30, 2024.

Acquisition-related amortization and impairment costs. As part of the purchase accounting for our acquisitions, we identified and separately recognized, at fair value, certain intangible assets. During the three- and nine-month periods ended September 30, 2024, we recognized $51.5 million and $125.3 million, respectively, in amortization and impairments related to the definite and indefinite-lived intangible assets. These amounts include impairment charges of $25.6 million and $59.7 million, respectively, recognized on certain definite and indefinite-lived intangibles as reduced growth expectations reduced their fair value. For the comparable 2023 periods, amortization and impairment costs were of $38.5 million and $93.1 million, respectively. Should conditions that led us to recognize the impairment charges deteriorate further, additional impairments may be recognized in future periods.

Non-operating income (loss)

Non-operating income for the third quarter of 2024 was $212.5 million compared to $2.8 million in the 2023 quarter. The following table details the components of non-operating income for both the three- and nine-month periods ended September 30, 2024 and 2023.

	Three months ended		Nine months ended
(in millions)	9/30/2024	9/30/2023	9/30/2024	9/30/2023
Net gains (losses) from non-consolidated T. Rowe Price investment products
Cash and discretionary investments
Dividend income	$37.4	$30.3	$98.8	$76.0
Market-related gains (losses) and equity in earnings (losses)	5.9	2.2	6.2	19.1
Total cash and discretionary investments	43.3	32.5	105.0	95.1
Seed capital investments
Dividend income	0.5	0.3	0.8	1.2
Market-related gains (losses) and equity in earnings (losses)	21.3	(4.5)	60.1	25.0
Net gains (losses) recognized upon deconsolidation	(0.6)	0.7	(0.6)	0.7
Investments used to hedge the supplemental savings plan liability	41.1	(19.7)	105.6	58.6
Total net gains (losses) from non-consolidated T. Rowe Price investment products	105.6	9.3	270.9	180.6
Other investment income	13.4	21.4	47.6	33.1
Net gains (losses) on investments	119.0	30.7	318.5	213.7
Net gains (losses) on consolidated sponsored investment products	85.9	(24.4)	166.7	45.4
Other gains (losses), including foreign currency gains (losses)	7.6	(3.5)	(3.5)	(14.7)
Non-operating income (loss)	$212.5	$2.8	$481.7	$244.4

Higher investment gains earned by our investment portfolio during the three- and nine-month periods ended September 30, 2024 compared to the 2023 periods were primarily due to overall stronger market returns and higher dividend income over both periods.

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

	Three months ended		Nine months ended
(in millions)	9/30/2024	9/30/2023	9/30/2024	9/30/2023
Operating expenses reflected in net operating income	$(2.4)	$(1.4)	$(7.3)	$(8.8)
Net investment income (loss) reflected in non-operating income	85.9	(24.4)	166.7	45.4
Impact on income before taxes	$83.5	$(25.8)	$159.4	$36.6

Net income (loss) attributable to our interest in the consolidated T. Rowe Price investment products	$46.1	$(11.8)	$100.5	$25.6
Net income (loss) attributable to redeemable non-controlling interests (unrelated third-party investors)	37.4	(14.0)	58.9	11.0
	$83.5	$(25.8)	$159.4	$36.6

Provision for income taxes

The GAAP effective tax rate for the third quarter of 2024 was 22.5% compared with 24.8% in the third quarter of 2023. These quarterly rates were the result of an overall year-to-date rate of 23.5% for 2024 and 26.1% for 2023. The following table reconciles the statutory federal income tax rate to our effective tax rate on a U.S. GAAP basis for the nine months ended September 30, 2024 and 2023:

	Nine months ended
	9/30/2024	9/30/2023
Statutory U.S. federal income tax rate	21.0%	21.0%
State income taxes for current year, net of federal income tax benefits(1)	2.7	3.0
Net (income) losses attributable to redeemable non-controlling interests(2)	(0.6)	(0.2)
Net excess tax benefits from stock-based compensation plans activity	(0.2)	(0.3)
Valuation allowance	0.3	2.7
Other items	0.3	(0.1)
Effective income tax rate	23.5%	26.1%
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
The non-GAAP effective tax rate primarily adjusts for the impact of the consolidated investment products, including the net income attributable to the redeemable non-controlling interests. Our non-GAAP effective tax rate was 23.8% in the third quarter of 2024 compared with 24.8% in the third quarter of 2023. Our non-GAAP effective tax rate was 24.1% for the nine months ended September 30, 2024 compared to 26.8% for the 2023 period. The year-to-date 2024 U.S. GAAP and non-GAAP effective tax rates decreased compared to 2023 rates primarily due to lower valuation allowances recognized. In the first nine months of 2023, we recognized a full valuation allowance against all UK-based deferred tax assets recorded at the time.

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

The following schedules reconcile certain U.S. GAAP financial measures for the three months ended
September 30, 2024 and 2023.

	Three months ended 9/30/2024
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(5)	Net income attributable to T. Rowe Price Group, Inc.	Diluted earnings per share(6)
U.S. GAAP Basis (FS line item)	$1,172.0	$613.6	$212.5	$185.7	$603.0	$2.64
Non-GAAP adjustments:
Acquisition-related:
Investment and NCI amortization and impairments(1) (Capital allocation-based income and Compensation and related costs)	13.6	16.9	—	2.3	14.6	0.06
Acquisition-related retention arrangements(1) (Compensation and related costs)	(4.0)	4.0	—	0.5	3.5	0.02
Contingent consideration(1)	13.4	(13.4)	—	(1.8)	(11.6)	(0.05)
Intangible assets amortization and impairments(1)	(51.5)	51.5	—	7.0	44.5	0.19
Total acquisition-related	(28.5)	59.0	—	8.0	51.0	0.22
Supplemental savings plan liability(2) (Compensation and related costs)	(43.4)	43.4	(41.1)	0.3	2.0	0.01
Consolidated T. Rowe Price investment products(3)	(1.1)	2.4	(85.9)	(6.3)	(39.8)	(0.17)
Other non-operating income(4)	—	—	(34.3)	(4.6)	(29.7)	(0.13)
Adjusted Non-GAAP Basis	$1,099.0	$718.4	$51.2	$183.1	$586.5	$2.57

	Three months ended 9/30/2023
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(5)	Net income attributable to T. Rowe Price Group, Inc.	Diluted earnings per share(6)
U.S. GAAP Basis (FS line item)	$1,089.4	$581.3	$2.8	$144.9	$453.2	$1.97
Non-GAAP adjustments:
Acquisition-related:
Investment and NCI amortization and impairments(1) (Capital allocation-based income and Compensation and related costs)	10.6	15.2	—	4.6	10.6	0.04
Acquisition-related retention arrangements(1) (Compensation and related costs)	(13.7)	13.7	—	4.2	9.5	0.04
Intangible assets amortization and impairments(1)	(38.5)	38.5	—	11.7	26.8	0.12
Total acquisition-related	(41.6)	67.4	—	20.5	46.9	0.20
Supplemental savings plan liability(2) (Compensation and related costs)	14.2	(14.2)	19.7	1.7	3.8	0.02
Consolidated T. Rowe Price investment products(3)	(0.7)	1.4	24.4	3.6	8.2	0.03
Other non-operating income(4)	—	—	(18.2)	(5.6)	(12.6)	(0.05)
Adjusted Non-GAAP Basis	$1,061.3	$635.9	$28.7	$165.1	$499.5	$2.17

The following schedules reconcile certain U.S. GAAP financial measures for the nine months ended September 30, 2024 and 2023.

	Nine months ended 9/30/2024
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(5)	Net income attributable to T. Rowe Price Group, Inc.	Diluted earnings per share(6)
U.S. GAAP Basis (FS line item)	$3,504.2	$1,764.9	$481.7	$527.5	$1,660.2	$7.23
Non-GAAP adjustments:
Acquisition-related:
Investment and NCI amortization and impairments(1) (Capital allocation-based income and Compensation and related costs)	29.8	40.0	—	7.8	32.2	0.14
Acquisition-related retention arrangements(1) (Compensation and related costs)	(30.6)	30.6	—	7.2	23.4	0.10
Contingent consideration(1)	13.4	(13.4)	—	(1.8)	(11.6)	(0.05)
Intangible assets amortization and impairments(1)	(125.3)	125.3	—	24.9	100.4	0.44
Total acquisition-related	(112.7)	182.5	—	38.1	144.4	0.63
Supplemental savings plan liability(2) (Compensation and related costs)	(111.0)	111.0	(105.6)	1.2	4.2	0.02
Consolidated T. Rowe Price investment products(3)	(4.3)	7.3	(166.7)	(21.2)	(79.3)	(0.35)
Other non-operating income(4)	—	—	(95.0)	(20.2)	(74.8)	(0.32)
Adjusted Non-GAAP Basis	$3,276.2	$2,065.7	$114.4	$525.4	$1,654.7	$7.21

	Nine months ended 9/30/2023
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(5)	Net income attributable to T. Rowe Price Group, Inc.	Diluted earnings per share(6)
U.S. GAAP Basis (FS line item)	$3,219.5	$1,599.0	$244.4	$481.3	$1,351.1	$5.86
Non-GAAP adjustments:
Acquisition-related:
Investment and NCI amortization and impairments(1) (Capital allocation-based income and Compensation and related costs)	20.8	29.6	—	6.2	23.4	0.10
Acquisition-related retention arrangements(1) (Compensation and related costs)	(41.5)	41.5	—	7.2	34.3	0.15
Contingent consideration(1)	72.8	(72.8)	—	(8.0)	(64.8)	(0.28)
Intangible assets amortization and impairments(1)	(93.1)	93.1	—	17.7	75.4	0.33
Total acquisition-related	(41.0)	91.4	—	23.1	68.3	0.30
Supplemental savings plan liability(2) (Compensation and related costs)	(61.3)	61.3	(58.6)	1.4	1.3	0.01
Consolidated T. Rowe Price investment products(3)	(7.2)	8.8	(45.4)	(0.5)	(25.1)	(0.11)
Other non-operating income(4)	—	—	(49.1)	(8.9)	(40.2)	(0.18)
Adjusted Non-GAAP Basis	$3,110.0	$1,760.5	$91.3	$496.4	$1,355.4	$5.88

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

(3)    These non-GAAP adjustments remove the impact that the consolidated T. Rowe Price investment products have on our U.S. GAAP consolidated statements of income. Specifically, we add back the operating expenses and subtract the investment income of the consolidated T. Rowe Price investment products. The adjustment to operating expenses represents the operating expenses of the consolidated products, net of the elimination of related management and administrative fees. The adjustment to net income attributable to T. Rowe Price Group, Inc. represents the net income of the consolidated products, net of redeemable non-controlling interests. Management believes the consolidated T. Rowe Price investment products may impact the reader’s ability to understand our core operating results.

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

(5)    The income tax impacts were calculated in order to achieve an overall year-to-date non-GAAP effective tax rate of 24.1% in 2024 and 26.8% in 2023. As such, the non-GAAP effective tax rate for the three months ended September 30, 2024 and 2023 was 23.8% and 24.8%, respectively.

(6)    This non-GAAP measure was calculated by applying the two-class method to adjusted net income attributable to T. Rowe Price Group, Inc. divided by the weighted-average common shares outstanding assuming dilution. The calculation of adjusted net income allocated to common stockholders is as follows:

	Three months ended		Nine months ended
	9/30/2024	9/30/2023	9/30/2024	9/30/2023
Adjusted net income attributable to T. Rowe Price Group, Inc.	$586.5	$499.5	$1,654.7	$1,355.4
Less: adjusted net income allocated to outstanding restricted stock and stock unit holders	15.0	11.7	44.1	32.8
Adjusted net income allocated to common stockholders	$571.5	$487.8	$1,610.6	$1,322.6

CAPITAL RESOURCES AND LIQUIDITY.

Sources of Liquidity

We have ample liquidity, including cash and investments in T. Rowe Price products, as follows:

(in millions)	9/30/2024	12/31/2023
Cash and cash equivalents	$3,173.5	$2,066.6
Discretionary investments	471.8	463.7
Total cash and discretionary investments	3,645.3	2,530.3
Redeemable seed capital investments	1,379.9	1,370.9
Investments used to hedge the supplemental savings plan liability	969.1	894.6
Total cash and investments in T. Rowe Price products	$5,994.3	$4,795.8

Our discretionary investment portfolio is comprised of short duration bond funds, which typically yield higher than money market rates. Our subsidiaries outside the United States held cash and discretionary investments of $771.5 million at September 30, 2024 and $699.0 million at December 31, 2023. Given the availability of our financial resources and cash expected to be generated through future operations, we do not maintain an available external source of additional liquidity.

Our seed capital investments are redeemable, although we generally expect to be invested for several years for the products to build an investment performance history and until unrelated third-party investors substantially reduce our relative ownership percentage.

The cash and investment presentation on the unaudited condensed consolidated balance sheet is based on the accounting treatment for the cash equivalent or investment item. The following table details how T. Rowe Price Group, Inc.’s interests in cash and investments relate to where they are presented on the unaudited condensed consolidated balance sheet as of September 30, 2024.

(in millions)	Cash and cash equivalents	Investments	Net assets of consolidated T. Rowe Price investment products(1)	Total
Cash and discretionary investments	$3,173.5	$321.9	$149.9	$3,645.3
Seed capital investments	—	493.8	886.1	1,379.9
Investments used to hedge the supplemental savings plan liability	—	969.1	—	969.1
Total cash and investments in T. Rowe Price products attributable to T. Rowe Price Group, Inc.	3,173.5	1,784.8	1,036.0	5,994.3
Investments in affiliated private investment funds(2)	—	785.8	—	785.8
Investments in CLOs	—	88.2	—	88.2
Investment in UTI and other investments	—	307.2	—	307.2
Total cash and investments attributable to T. Rowe Price Group, Inc.	3,173.5	2,966.0	1,036.0	7,175.5
Redeemable non-controlling interests	—	—	763.4	763.4
As reported on unaudited condensed consolidated balance sheet at September 30, 2024	$3,173.5	$2,966.0	$1,799.4	$7,938.9
(1) The consolidated T. Rowe Price investment products are generally those products we provided seed capital at the time of their formation and we have a controlling interest. These products generally represent U.S. mutual funds, ETFs, and funds regulated outside the U.S. The $1,036.0 million represents the total value at September 30, 2024 of our interest in the consolidated T. Rowe Price investment products. The total net assets of the T. Rowe Price investment products at September 30, 2024 of $1,799.4 million includes assets of $1,857.2 million, less liabilities of $57.8 million as reflected in our unaudited condensed consolidated balance sheets.
(2) Includes $203.4 million of non-controlling interests in consolidated entities and represents the portion of these investments, held by related parties, that we cannot sell in order to obtain cash for general operations.

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

Uses of Liquidity

We increased our quarterly recurring dividend per common share in February 2024 by 1.6% to $1.24 per common share from $1.22 per common share. Further, we expended $263.7 million in the first nine months of 2024 to repurchase 2.3 million shares of our outstanding common stock, at an average price of $112.30 per share. These dividends and repurchases were expended using existing cash balances and cash generated from operations. While opportunistic in our approach to stock buybacks, we will generally repurchase our common stock over time to offset the dilution created by our equity-based compensation plans.

Since the end of 2021, we have returned nearly $4.5 billion to stockholders through stock repurchases and regular quarterly dividends, as follows:

(in millions)	Recurring dividend	Stock repurchases	Total cash returned to stockholders
2022	$1,108.8	$855.3	$1,964.1
2023	1,121.9	254.3	1,376.2
Nine months ended 9/30/2024	850.7	263.7	1,114.4
Total	$3,081.4	$1,373.3	$4,454.7

We anticipate property, equipment, software and other capital expenditures, including internal labor capitalization, for the full-year 2024 to be about $460 million of which approximately 60% is planned for technology initiatives with the remaining primarily related to the build out of our new Baltimore headquarters. We expect to fund our anticipated capital expenditures with operating cash flows and other available resources.

Cash Flows

The following table summarizes the cash flows for the nine months ended September 30, 2024 and 2023, that are attributable to T. Rowe Price Group, Inc., our consolidated sponsored investment products, and the related eliminations required in preparing the statement.

	Nine months ended
	9/30/2024				9/30/2023
(in millions)	Cash flow attributable to T. Rowe Price Group, Inc.	Cash flow attributable to consolidated sponsored investment products	Elims	As reported	Cash flow attributable to T. Rowe Price Group, Inc.	Cash flow attributable to consolidated sponsored investment products	Elims	As reported
Cash flows from operating activities
Net income (loss)	$1,660.2	$159.4	$(100.5)	$1,719.1	$1,351.1	$36.6	$(25.6)	$1,362.1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, amortization and impairments of property, equipment and software	188.4	—	—	188.4	181.6	—	—	181.6
Amortization and impairment of acquisition-related assets and retention agreements	196.5	—	—	196.5	165.6	—	—	165.6
Fair value remeasurement of contingent liability	(13.4)	—	—	(13.4)	(72.8)	—	—	(72.8)
Stock-based compensation expense	162.2	—	—	162.2	169.7	—	—	169.7
Net (gains) losses recognized on investments	(432.6)	—	100.5	(332.1)	(326.0)	—	25.6	(300.4)
Total non-cash adjustments	101.1	—	100.5	201.6	118.1	—	25.6	143.7
Net redemptions in sponsored investment products used to economically hedge supplemental savings plan liability	29.8	—	—	29.8	101.3	—	—	101.3
Net change in trading securities held by consolidated sponsored investment products	—	(517.9)	—	(517.9)	—	(779.9)	—	(779.9)
Other changes	548.3	5.7	(19.1)	534.9	546.8	11.8	(9.3)	549.3
Net cash provided by (used in) operating activities	2,339.4	(352.8)	(19.1)	1,967.5	2,117.3	(731.5)	(9.3)	1,376.5
Net cash provided by (used in) investing activities	(143.1)	(15.7)	3.8	(155.0)	(333.3)	(35.6)	407.0	38.1
Net cash provided by (used in) financing activities	(1,089.4)	345.9	15.3	(728.2)	(960.9)	741.4	(397.7)	(617.2)
Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment products	—	0.5	—	0.5	—	(1.8)	—	(1.8)
Net change in cash and cash equivalents during period	1,106.9	(22.1)	—	1,084.8	823.1	(27.5)	—	795.6
Cash and cash equivalents at beginning of year	2,066.6	77.2	—	2,143.8	1,755.6	119.1	—	1,874.7
Cash and cash equivalents at end of period	$3,173.5	$55.1	$—	$3,228.6	$2,578.7	$91.6	$—	$2,670.3

Operating Activities
Operating activities attributable to T. Rowe Price Group, Inc. during the first nine months of 2024 provided cash flows of $2,339.4 million, an increase of $222.1 million from $2,117.3 million provided during the 2023 period. The increase was primarily driven by a $309.1 million increase in net income and a $1.5 million increase in cash flows related to timing differences associated with the cash settlement of our assets and liabilities. These increases to operating cash flows were offset in part by a $17.0 million decrease in the add-back for non-cash items as detailed in the table above. Additionally, in 2024, proceeds received from net redemptions of investments that economically hedge our supplemental savings plan liability decreased $71.5 million as compared to the 2023 period. The remaining change in reported cash flows from operating activities was attributable to the net change in trading securities held in our consolidated investment products’ underlying portfolios.

Our interim operating cash flows does not include the cash impact of variable compensation that is accrued throughout the year before being substantially paid out in December.

Investing Activities
Net cash used in investing activities that were attributable to T. Rowe Price Group, Inc. totaled $143.1 million in 2024 compared with $333.3 million in 2023. During 2024, we had net proceeds from the sale of investments of $209.9 million compared to net purchases of investments totaling $72.1 million during the 2023 period. In 2024, we increased our property and equipment expenditures by $84.4 million and other investing activity by $7.4 million compared to the 2023 period. We eliminate our capital in those sponsored investment products we consolidate in preparing our consolidated statements of cash flows. The remaining change in reported cash flows from investing activities of $19.9 million is primarily related to the net cash removed from our unaudited condensed consolidated balance sheet from consolidating and deconsolidating investment products.

Financing Activities
Net cash used in financing activities attributable to T. Rowe Price Group, Inc. totaled $1,089.4 million in 2024 compared with $960.9 million in 2023. During 2024, we used $269.1 million to repurchase 2.3 million shares compared to $151.4 million to repurchase 1.4 million shares in 2023. The $9.0 million increase in dividends paid in 2024 was a result of the 1.6% increase in our quarterly dividend per share over prior year. In addition, cash flows generated from common stock issued under stock compensation plans increased by $2.6 million during 2024 compared to 2023. The remaining change in reported cash flows from financing activities was primarily attributable to a $17.5 million increase in net subscriptions from redeemable non-controlling interest holders of our consolidated investment products during 2024.

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

FORWARD-LOOKING INFORMATION.

From time to time, information or statements provided by or on behalf of T. Rowe Price Group, Inc., including those within this report, may contain certain forward-looking information, including information or anticipated information relating to: our revenues, net income, and earnings per share of common stock; changes in the amount and composition of our assets under management; our expense levels; our tax rate; legal or regulatory developments; geopolitical instability; interest rates and currency fluctuations; and our expectations regarding financial markets, future transactions, dividends, stock repurchases, investments, new products and services, capital expenditures, changes in our effective fee rate, and other industry or market conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price Group, Inc. is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A, Risk Factors, included in our Form 10-K Annual Report for 2023. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

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

Item 4.Controls and Procedures.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of September 30, 2024, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the third quarter of 2024, and has concluded that there was no change during the third quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

For information about our legal proceedings, please see our Commitments and Contingencies footnote to our unaudited condensed consolidated financial statements in Part 1 of this Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes in the information provided in Item 1A of our Form 10-K Annual Report for 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchase activity during the third quarter of 2024 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July	84,805	$113.97	80,000	4,584,419
August	422,228	$106.60	398,799	4,185,620
September	225,995	$103.68	185,131	4,000,489
Total	733,028	$106.56	663,930

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorization, outstanding shares surrendered to us to pay the exercise price in connection with swap exercises of employee stock options, and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the third quarter of 2024, 69,098 were related to shares surrendered in connection with employee stock option exercises and no shares were withheld to cover tax withholdings associated with the vesting of restricted stock awards.

The following table details the changes in and status of the Board of Directors’ outstanding publicly announced board authorizations.

Authorization Dates	Maximum Number of Shares that May Yet Be Purchased at 7/1/2024	Total Number of Shares Purchased	Maximum Number of Shares that May Yet Be Purchased at 9/30/2024
March 2020	4,664,419	(663,930)	4,000,489

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits required by Item 601 of Regulation S-K are furnished herewith.

3(i)	Charter of T. Rowe Price Group, Inc., as reflected by Articles of Restatement dated June 20, 2018. (Incorporated by reference from Form 10-Q Quarterly Report filed on July 25, 2018.)

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of February 9, 2021. (Incorporated by reference from Form 10-K Annual Report filed on February 11, 2021.)

10.1	2020 Long Term Incentive Plan (Amended and Restated July 30, 2024).

15	Report from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

101	The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group, Inc.’s unaudited condensed consolidated interim financial statements and notes that are included in this Form 10-Q Report.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 1, 2024.
T. Rowe Price Group, Inc.

By:    /s/ Jennifer B. Dardis
Vice President, Chief Financial Officer and Treasurer