Form 10-Q
period 2025-03-31
PRICE T ROWE GROUP INC
filed 2025-05-02
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-32191
______________________________________
T. ROWE PRICE GROUP, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-2264646
(State of incorporation)	(I.R.S. Employer Identification No.)
1307 Point Street, Baltimore, Maryland 21231
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The number of shares outstanding of the issuer’s common stock ($0.20 par value), as of the latest practicable date, April 30, 2025, is 220,316,088.
The exhibit index is at Item 6 on page 37.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	3/31/2025	12/31/2024
ASSETS
Cash and cash equivalents	$2,836.7	$2,649.8
Accounts receivable and accrued revenue	934.6	877.4
Investments	3,240.3	3,000.5
Assets of consolidated investment products ($1,700.6 million at March 31, 2025 and $1,555.6 million at December 31, 2024, related to variable interest entities)	1,794.4	2,044.0
Operating lease assets	421.3	226.8
Property, equipment and software, net	995.5	977.0
Intangible assets, net	343.7	368.1
Goodwill	2,642.8	2,642.8
Other assets	784.4	685.6
Total assets	$13,993.7	$13,472.0

LIABILITIES
Accounts payable and accrued expenses	$347.1	$353.5
Liabilities of consolidated investment products ($40.8 million at March 31, 2025 and $46.2 million at December 31, 2024, related to variable interest entities)	42.0	62.1
Operating lease liabilities	472.1	278.7
Accrued compensation and related costs	328.2	219.8
Deferred compensation liabilities	976.9	1,020.7
Income taxes payable	295.1	87.1
Total liabilities	2,461.4	2,021.9

Commitments and contingent liabilities

Redeemable non-controlling interests	977.2	944.0

STOCKHOLDERS’ EQUITY
Preferred stock, undesignated, $0.20 par value – authorized and unissued 20,000,000 shares	—	—
Common stock, $0.20 par value—authorized 750,000,000; issued 221,061,000 shares at March 31, 2025 and 222,966,000 at December 31, 2024	44.2	44.6
Additional capital in excess of par value	160.2	311.9
Retained earnings	10,242.2	10,040.6
Accumulated other comprehensive loss	(51.9)	(51.7)
Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	10,394.7	10,345.4
Non-controlling interests in consolidated entities	160.4	160.7
Total permanent stockholders’ equity	10,555.1	10,506.1
Total liabilities, redeemable non-controlling interests, and permanent stockholders’ equity	$13,993.7	$13,472.0
The accompanying notes are an integral part of these statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended
	3/31/2025	3/31/2024
Revenues
Investment advisory fees	$1,598.4	$1,536.4
Performance-based advisory fees	10.4	17.6
Capital allocation-based income	(1.2)	47.1
Administrative, distribution, services, and other fees	156.3	149.1
Net revenues	1,763.9	1,750.2

Operating expenses
Compensation and related costs	664.5	709.0
Distribution and servicing	93.6	81.9
Advertising and promotion	26.1	25.3
Product and recordkeeping related costs	83.8	75.0
Technology, occupancy, and facility costs	167.6	149.9
General, administrative, and other	103.3	92.6
Acquisition-related amortization and impairment costs	28.7	29.9
Total operating expenses	1,167.6	1,163.6

Net operating income	596.3	586.6

Non-operating income (loss)
Net gains (losses) on investments	31.9	121.5
Net gains (losses) on consolidated investment products	31.9	72.3
Other gains (losses), including foreign currency gains (losses)	6.9	(4.9)
Total non-operating income (loss)	70.7	188.9

Income before income taxes	667.0	775.5
Provision for income taxes	161.9	182.1
Net income	505.1	593.4
Less: net income (loss) attributable to redeemable non-controlling interests	14.6	19.6
Net income attributable to T. Rowe Price Group, Inc.	$490.5	$573.8

Earnings per share on common stock of T. Rowe Price Group, Inc.
Basic	$2.15	$2.50
Diluted	$2.15	$2.49

The accompanying notes are an integral part of these statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three months ended
	3/31/2025	3/31/2024
Net income	$505.1	$593.4
Other comprehensive income (loss)
Currency translation adjustments
Consolidated investment products - variable interest entities	7.7	(5.6)
Equity method investments	(4.3)	1.1
Other comprehensive income (loss) before income taxes	3.4	(4.5)
Net deferred tax (expense) benefit	(0.5)	0.8
Total other comprehensive income (loss)	2.9	(3.7)
Total comprehensive income	508.0	589.7
Less: comprehensive income (loss) attributable to redeemable non-controlling interests	17.7	18.0
Comprehensive income attributable to T. Rowe Price Group, Inc.	$490.3	$571.7

The accompanying notes are an integral part of these statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three months ended
	3/31/2025	3/31/2024
Cash flows from operating activities
Net income	$505.1	$593.4
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and impairment of property, equipment and software	63.6	62.6
Amortization and impairment of acquisition-related assets and retention arrangements	49.0	50.8
Stock-based compensation expense	50.3	58.4
Net gains recognized on investments	(8.3)	(147.0)
Net redemptions in investment products used to economically hedge deferred compensation liabilities	45.9	15.1
Net change in securities held by consolidated investment products	(163.0)	(158.3)
Other changes in assets and liabilities	90.3	162.3
Net cash provided by operating activities	632.9	637.3

Cash flows from investing activities
Purchases of sponsored investment products	(73.6)	(4.5)
Dispositions of sponsored investment products	119.8	95.7
Net cash of investment products upon consolidation (deconsolidation)	3.7	(0.1)
Additions to property, equipment and software	(82.0)	(102.5)
Other investing activity	(15.7)	2.8
Net cash used in investing activities	(47.8)	(8.6)

Cash flows from financing activities
Repurchases of common stock	(215.2)	(83.1)
Common share issuances under stock-based compensation plans	15.2	14.2
Dividends paid to common stockholders and equity-unit holders	(289.5)	(286.5)
Net contributions to non-controlling interests in consolidated entities	0.1	0.2
Net subscriptions from redeemable non-controlling interest holders	78.0	87.4
Net cash used in financing activities	(411.4)	(267.8)

Effect of exchange rate changes on cash and cash equivalents of consolidated investment products	0.9	(0.8)

Net change in cash and cash equivalents during period	174.6	360.1
Cash and cash equivalents at beginning of period, including $63.1 million at December 31, 2024, and $77.2 million at December 31, 2023, held by consolidated investment products	2,712.9	2,143.8
Cash and cash equivalents at end of period, including $50.8 million at March 31, 2025, and $87.4 million at March 31, 2024, held by consolidated investment products	$2,887.5	$2,503.9

The accompanying notes are an integral part of these statements.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Three months ended 3/31/2025
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	Non-controlling interests in consolidated entities	Total permanent stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2024	222,966	$44.6	$311.9	$10,040.6	$(51.7)	$10,345.4	$160.7	$10,506.1	$944.0
Net income (loss)	—	—	—	490.5	—	490.5	(0.4)	490.1	14.6
Other comprehensive income (loss), net of tax	—	—	—	—	(0.2)	(0.2)	—	(0.2)	3.1
Dividends declared ($1.27 per share)	—	—	—	(288.8)	—	(288.8)	—	(288.8)	—
Common stock-based compensation plans activity:
Shares issued upon option exercises	231	—	15.2	—	—	15.2	—	15.2	—
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	5	—	(0.2)	—	—	(0.2)	—	(0.2)	—
Stock-based compensation expense	—	—	50.3	—	—	50.3	—	50.3	—
Restricted stock units issued as dividend equivalents	—	—	0.1	(0.1)	—	—	—	—	—
Common shares repurchased	(2,141)	(0.4)	(217.1)	—	—	(217.5)	—	(217.5)	—
Net contributions to non-controlling interests in consolidated entities	—	—	—	—	—	—	0.1	0.1	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	—	—	90.6
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	—	—	(75.1)
Balances at March 31, 2025	221,061	$44.2	$160.2	$10,242.2	$(51.9)	$10,394.7	$160.4	$10,555.1	$977.2

	Three months ended 3/31/2024
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	Non-controlling interests in consolidated entities	Total permanent stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2023	223,938	$44.8	$431.7	$9,076.1	$(47.5)	$9,505.1	$192.0	$9,697.1	$594.1
Net income (loss)	—	—	—	573.8	—	573.8	13.2	587.0	19.6
Other comprehensive income (loss), net of tax	—	—	—	—	(2.1)	(2.1)	—	(2.1)	(1.6)
Dividends declared ($1.24 per share)	—	—	—	(285.0)	—	(285.0)	—	(285.0)	—
Common stock-based compensation plans activity:
Shares issued upon option exercises	246	—	15.4	—	—	15.4	—	15.4	—
Shares issued upon vesting of restricted stock units, net of shares withheld for taxes	27	—	(1.4)	—	—	(1.4)	—	(1.4)	—
Stock-based compensation expense	—	—	58.4	—	—	58.4	—	58.4	—
Restricted stock units issued as dividend equivalents	—	—	0.1	(0.1)	—	—	—	—	—
Common shares repurchased	(717)	(0.1)	(80.0)	—	—	(80.1)	—	(80.1)	—
Net contributions to non-controlling interests in consolidated entities	—	—	—	—	—	—	0.2	0.2	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	—	—	92.7
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	—	—	(28.1)
Balances at March 31, 2024	223,494	$44.7	$424.2	$9,364.8	$(49.6)	$9,784.1	$205.4	$9,989.5	$676.7
(1) Accumulated other comprehensive income

The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

BASIS OF PRESENTATION.

These unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These principles require the use of estimates and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of our results for the interim periods presented. All such adjustments are of a normal recurring nature. Actual results may vary from our estimates. We are reporting performance-based advisory fees in a separate line of the consolidated income statement to increase transparency. As such, investment advisory fees for prior periods were recast to reflect the new presentation and ensure comparability.

The unaudited financial information contained in these consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2024 Annual Report.

NEWLY ISSUED BUT NOT YET ADOPTED ACCOUNTING GUIDANCE.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09 - Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. This amendment is effective for our 2025 annual disclosures. We do not believe the additional disclosure requirements will have a material impact on our consolidated financial statements.

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

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our unaudited consolidated statements, including those we have not yet adopted. We do not believe that any such guidance has or will have a material effect on our financial position or results of operations.

NOTE 2 – INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Net revenues earned in the first quarter of 2025 and 2024, are included in the table below along with details of investment advisory revenues earned from clients by their underlying asset class. We also included average assets under management by asset class, on which we earn investment advisory fees.

	Three months ended
(in millions)	3/31/2025	3/31/2024
Investment advisory fees
Equity	$959.2	$932.5
Fixed income, including money market	103.6	100.2
Multi-asset	454.7	429.7
Alternatives	80.9	74.0
Total investment advisory fees	$1,598.4	$1,536.4
Performance-based advisory fees	10.4	17.6
Capital allocation-based income	(1.2)	47.1
Administrative, distribution, services, and other fees	156.3	149.1
Net revenues	$1,763.9	$1,750.2

Average AUM (in billions):
Equity	$826.3	$770.4
Fixed income, including money market	191.6	169.5
Multi-asset	549.7	497.0
Alternatives	52.7	47.5
Average AUM	$1,620.3	$1,484.4

Total net revenues earned from sponsored investment products totaled $1,471.3 million and $1,443.6 million for the three months ended March 31, 2025 and 2024, respectively. Accounts receivable from these products totaled $638.2 million at March 31, 2025 and $602.0 million at December 31, 2024.

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for 8.7% at March 31, 2025 and 8.8% December 31, 2024 of our assets under management.

NOTE 3 – INVESTMENTS.

The carrying values of our investments that are not consolidated investment products are as follows:

(in millions)	3/31/2025	12/31/2024
Investments held at fair value
T. Rowe Price investment products
Discretionary investments	$440.4	$258.8
Seed capital	515.9	262.8
Deferred compensation liabilities economic hedges	1,004.2	992.8
Investment partnerships and other investments	79.0	62.6
Investments in affiliated collateralized loan obligations	4.8	6.3
Equity method investments
T. Rowe Price investment products
Discretionary investments	20.0	60.8
Seed capital	40.8	128.8
Deferred compensation liabilities economic hedges	50.2	88.4
Investment in UTI Asset Management Company Limited (India)	174.2	173.5
Investments in affiliated private investment funds - carried interest	382.6	426.9
Investments in affiliated private investment funds - seed/co-investment	264.4	269.9
Investment partnerships and other investments	171.0	162.1
Held to maturity
Investments in affiliated collateralized loan obligations	46.6	61.1
Certificates of deposit	45.2	44.7
U.S. Treasury note	1.0	1.0
Total	$3,240.3	$3,000.5

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

During the three months ended March 31, 2025, net gains on investments included $27.3 million of net unrealized losses related to investments carried at fair value that were still held at March 31, 2025. For the same period of 2024, net gains on investments included $64.5 million of net unrealized gains related to investments held at fair value that were still held at March 31, 2024.

During the three months ended March 31, 2025 and 2024, certain T. Rowe Price investment products in which we provided initial seed capital at the time of formation were deconsolidated, as we no longer had a controlling interest. Depending on our ownership interest, we report our residual interests in these T. Rowe Price investment products as either an equity method investment or an investment held at fair value. The net impact on our unaudited consolidated balance sheets and statements of income as of the dates the products were deconsolidated is detailed below.

	Three months ended
(in millions)	3/31/2025	3/31/2024
Net increase (decrease) in assets of consolidated investment products	$(422.7)	$(35.4)
Net increase (decrease) in liabilities of consolidated investment products	$(23.5)	$—
Net increase (decrease) in redeemable non-controlling interests	$(75.1)	$(28.1)

VARIABLE INTEREST ENTITIES.

Our fair value and equity method investments at March 31, 2025 and December 31, 2024 include interests in variable interest entities that we do not consolidate as we are not deemed the primary beneficiary. Our maximum risk of loss related to our involvement with these entities is as follows:

(in millions)	3/31/2025	12/31/2024
Investment carrying values	$911.1	$955.9
Unfunded capital commitments	206.4	202.5
Accounts receivable	107.4	96.2
	$1,224.9	$1,254.6

We have unfunded capital commitments, totaling $206.4 million at March 31, 2025 and $202.5 million at December 31, 2024, related primarily to the affiliated private investment funds and the investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be called under certain circumstances.

Investments in affiliated private investment funds - carried interest represent interests in the general partners of affiliated private investment funds that are entitled to a disproportionate allocation of income, also known as carried interest. The entities that hold these interests (”carried interest entities”) are considered variable interest entities and are consolidated as T. Rowe Price is determined to be the primary beneficiary. The total assets, liabilities and non-controlling interests of these carried interest entities as of March 31, 2025 and December 31, 2024 are as follows:

(in millions)	3/31/2025	12/31/2024
Assets	$446.5	$467.7
Liabilities	$0.6	$0.4
Non-controlling interest	$160.4	$160.7

INVESTMENTS IN AFFILIATED COLLATERALIZED LOAN OBLIGATIONS.

There is debt associated with our investments in affiliated collateralized loan obligations (“CLOs”). The debt relates to outstanding repurchase agreements of €41.2 million at March 31, 2025 and €56.9 million at December 31, 2024 (equivalent to $44.5 million at March 31, 2025 and $59.1 million at December 31, 2024 at the respective EUR spot rates) that are collateralized by the CLO investments and reported in accounts payable and accrued expenses in our consolidated balance sheets. These repurchase agreements bear interest at rates based on EURIBOR plus the initial margin, which equals all-in rates ranging from 1.15% to 11.61% as of March 31, 2025. The debt matures on various dates through 2035 or if the investments are paid back in full or cancelled, whichever is sooner.

NOTE 4 – FAIR VALUE MEASUREMENTS.

We determine the fair value of our cash equivalents and certain investments held at fair value using the following broad levels of inputs as defined by related accounting standards:

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

These levels are not necessarily an indication of the risk or liquidity associated with our investments. The following table summarizes our investments and liabilities that are recognized in our unaudited consolidated balance sheets using fair value measurements determined based on the differing levels of inputs. This table excludes investments held by the consolidated investment products which are presented separately in our unaudited consolidated balance sheets and are detailed in Note 5.

	3/31/2025		12/31/2024
(in millions)	Level 1	Level 2	Level 1	Level 2
T. Rowe Price investment products
Cash equivalents held in money market funds	$2,467.1	$—	$2,309.8	$—
Discretionary investments	440.4	—	258.8	—
Seed capital	466.0	49.9	209.4	53.4
Deferred compensation liabilities economic hedges	1,004.2	—	992.8	—
Other investments	1.4	—	0.1	—
Investments in affiliated collateralized loan obligations	—	4.8	—	6.3
Total	$4,379.1	$54.7	$3,770.9	$59.7

The fair value hierarchy level table above does not include the investment partnerships and other investments for which fair value is estimated using their NAV per share as a practical expedient or using the measurement alternative. The carrying value of these investments as disclosed in Note 3 were $77.6 million at March 31, 2025, and $62.5 million at December 31, 2024.

NOTE 5 – CONSOLIDATED INVESTMENT PRODUCTS.

The investment products that we consolidate in our consolidated financial statements are generally those products we provided initial seed capital at the time of their formation and have a controlling interest. Our U.S. mutual funds and certain other products are considered voting interest entities, while those regulated outside the U.S. are considered variable interest entities.

The following table details the net assets of the consolidated investment products:

	3/31/2025			12/31/2024
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Cash and cash equivalents(1)	$0.4	$50.4	$50.8	$7.2	$55.9	$63.1
Investments(2)	92.9	1,628.4	1,721.3	470.8	1,465.4	1,936.2
Other assets	0.5	21.8	22.3	10.4	34.3	44.7
Total assets	93.8	1,700.6	1,794.4	488.4	1,555.6	2,044.0
Liabilities	1.2	40.8	42.0	15.9	46.2	62.1
Net assets	$92.6	$1,659.8	$1,752.4	$472.5	$1,509.4	$1,981.9

Attributable to T. Rowe Price Group, Inc.	$73.6	$701.6	$775.2	$348.5	$689.4	$1,037.9
Attributable to redeemable non-controlling interests	19.0	958.2	977.2	124.0	820.0	944.0
	$92.6	$1,659.8	$1,752.4	$472.5	$1,509.4	$1,981.9
(1) Cash and cash equivalents includes $0.2 million at March 31, 2025, and $4.9 million at December 31, 2024, of investments in T. Rowe Price money market mutual funds.
(2) Investments include $9.6 million at March 31, 2025, and $9.3 million at December 31, 2024 of other T. Rowe Price investment products.

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

The operating results of the consolidated investment products for the three months ended March 31, 2025 and 2024, are reflected in our unaudited consolidated statements of income as follows:

	Three months ended
	3/31/2025			3/31/2024
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(0.2)	$(2.3)	$(2.5)	$(0.8)	$(1.5)	$(2.3)
Net investment income (loss) reflected in non-operating income (loss)	15.1	16.8	31.9	33.4	38.9	72.3
Impact on income before taxes	$14.9	$14.5	$29.4	$32.6	$37.4	$70.0

Net income (loss) attributable to T. Rowe Price Group, Inc.	$10.2	$4.6	$14.8	$25.8	$24.6	$50.4
Net income (loss) attributable to redeemable non-controlling interests	4.7	9.9	14.6	6.8	12.8	19.6
	$14.9	$14.5	$29.4	$32.6	$37.4	$70.0

The operating expenses of these consolidated products are reflected in general, administrative and other expenses. In preparing our unaudited consolidated financial statements, we eliminated operating expenses of $1.4 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively, against the investment advisory and administrative fees earned from these products. The net investment income (loss) reflected in non-operating income (loss) includes dividend and interest income as well as realized and unrealized gains and losses on the underlying securities held by the consolidated investment products.

The table below details the impact of these consolidated investment products on the individual lines of our unaudited consolidated statements of cash flows for the three months ended March 31, 2025 and 2024.

	Three months ended
	3/31/2025			3/31/2024
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Net cash provided by (used in) operating activities	$(79.6)	$(57.5)	$(137.1)	$(61.8)	$(33.9)	$(95.7)
Net cash provided by (used in) investing activities	0.7	3.0	3.7	—	(0.1)	(0.1)
Net cash provided by (used in) financing activities	72.1	48.1	120.2	72.7	34.1	106.8
Effect of exchange rate changes on cash and cash equivalents of consolidated investment products	—	0.9	0.9	—	(0.8)	(0.8)
Net change in cash and cash equivalents during period	(6.8)	(5.5)	(12.3)	10.9	(0.7)	10.2
Cash and cash equivalents at beginning of year	7.2	55.9	63.1	25.7	51.5	77.2
Cash and cash equivalents at end of period	$0.4	$50.4	$50.8	$36.6	$50.8	$87.4

For the three months ended March 31, 2025, the net cash provided by (used in) financing activities includes $42.2 million of net subscriptions we made into the consolidated investment products, net of dividends received. For the three months ended March 31, 2024, the net cash provided by (used in) financing activities included $19.4 million of net subscriptions we made into the consolidated investment products, net of dividends received. These cash flows were eliminated in consolidation.

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
Level 3 – unobservable inputs reflecting our own assumptions based on the best information available. The inputs into the determination of fair value require significant management judgment or estimation. Investments in this category generally include investments for which there is not an actively-traded market. There are no Level 3 investments at March 31, 2025 and December 31, 2024.

These levels are not necessarily an indication of the risk or liquidity associated with these investment holdings. The following table summarizes the investment holdings held by our consolidated investment products using fair value measurements determined based on the differing levels of inputs.

	3/31/2025		12/31/2024
(in millions)	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents	$0.2	$—	$6.3	$—
Equity securities	396.6	205.4	452.3	285.4
Fixed income securities	—	1,090.5	—	1,173.5
Other investments	1.2	27.6	1.6	23.4
	$398.0	$1,323.5	$460.2	$1,482.3

Liabilities	$(0.6)	$(11.3)	$(1.7)	$(14.5)

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS.

Goodwill and intangible assets consist of the following:

(in millions)	3/31/2025	12/31/2024
Goodwill	$2,642.8	$2,642.8
Indefinite-lived intangible assets - trade name	86.0	86.0
Indefinite-lived intangible assets - investment advisory agreements	65.6	65.6
Definite-lived intangible assets - investment advisory agreements	192.1	216.5
Total	$2,986.5	$3,010.9

Amortization and impairment expense for the definite-lived intangible assets for the first quarter was $24.4 million in 2025 and $25.5 million in 2024. Estimated amortization expense for the definite-lived intangible assets for the five succeeding years is as follows:

(in millions)
Remaining 2025	$58.9
2026	59.9
2027	41.1
2028	11.8
2029	8.8

We evaluate the carrying amount of goodwill and indefinite-lived intangible assets for possible impairment on an annual basis in the fourth quarter or if triggering events occur that require us to evaluate for impairment earlier. No triggering events arose during the three months ended March 31, 2025.

NOTE 7 – LONG-TERM INCENTIVE COMPENSATION.

STOCK OPTIONS.

The following table summarizes the status of, and changes in, our stock options during the three months ended March 31, 2025.

	Options	Weighted- average exercise price
Outstanding at December 31, 2024	661,377	$73.76
Exercised	(314,509)	$78.11
Expired	(1,560)	$79.71
Outstanding and exercisable at March 31, 2025	345,308	$69.77

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of, and changes in, our nonvested restricted stock units during the three months ended March 31, 2025.

	Restricted stock units	Weighted-average fair value
Nonvested at December 31, 2024	6,001,579	$124.73
Time-based grants	7,544	$114.78
Vested	(7,554)	$127.26
Forfeited	(39,170)	$134.92
Nonvested at March 31, 2025	5,962,399	$124.65

Nonvested at March 31, 2025 includes performance-based restricted stock units of 359,941. These nonvested performance-based restricted stock units include 102,345 units for which the performance period has lapsed, and the performance threshold has been met.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense to be recognized over the remaining vesting periods of the stock-based awards outstanding at March 31, 2025. Estimated future compensation expense will change to reflect future grants of restricted stock awards and units, future option grants, changes in the probability of performance thresholds being met, and adjustments for actual forfeitures.

(in millions)
Second quarter 2025	$51.8
Third quarter 2025	51.2
Fourth quarter 2025	44.5
2026	100.0
2027 through 2030	67.1
Total	$314.6

RESTRICTED FUND UNITS.

Below is a roll forward of the restricted fund units liability which is reported in deferred compensation liabilities on the consolidated balance sheet.

(in millions)	3/31/2025
Balance at beginning of year	$14.7
Amortization of grant date value	11.8
Amortization of market appreciation (depreciation)	(0.5)
Balance at end of year	$26.0

The following table presents the compensation expense to be recognized over the remaining vesting periods of the restricted fund units outstanding at March 31, 2025. Estimated future compensation expense will change to reflect future grants, changes in the market value of the restricted fund units which is based on selected hypothetical investments, and adjustments for actual forfeitures. The grants outstanding will vest by 2029.

(in millions)
Second quarter 2025	$11.0
Third quarter 2025	10.9
Fourth quarter 2025	8.9
2026	22.3
2027 through 2029	21.0
Total	$74.1

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

	Three months ended
(in millions)	3/31/2025	3/31/2024
Net income attributable to T. Rowe Price Group, Inc.	$490.5	$573.8
Less: net income allocated to outstanding restricted stock and stock unit holders	12.4	15.8
Net income allocated to common stockholders	$478.1	$558.0

Weighted-average common shares
Outstanding	222.3	223.6
Outstanding assuming dilution	222.6	224.2

NOTE 9 – OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS.

The changes in currency translation adjustments included in accumulated other comprehensive income (loss) for the three months ended March 31, 2025 and 2024 are presented in the table below.

	Three months ended 3/31/2025			Three months ended 3/31/2024
(in millions)	Equity method investments	Consolidated investment products - variable interest entities	Total currency translation adjustments	Equity method investments	Consolidated investment products - variable interest entities	Total currency translation adjustments
Balances at beginning of period	$(49.5)	$(2.2)	$(51.7)	$(51.9)	$4.4	$(47.5)
Other comprehensive income (loss) before reclassifications and income taxes	(4.3)	4.6	0.3	1.1	(4.0)	(2.9)
Net deferred tax benefits (income taxes)	0.6	(1.1)	(0.5)	(0.1)	0.9	0.8
Other comprehensive income (loss)	(3.7)	3.5	(0.2)	1.0	(3.1)	(2.1)
Balances at end of period	$(53.2)	$1.3	$(51.9)	$(50.9)	$1.3	$(49.6)
The other comprehensive income (loss) in the table above excludes other comprehensive gains of $3.1 million for the three months ended March 31, 2025, and other comprehensive losses of $1.6 million for the three months ended March 31, 2024 related to redeemable non-controlling interests held in our consolidated products.

NOTE 10 – SEGMENT REPORTING.

We have one reportable segment: investment management services. We derive our revenue and net income globally and manage business activities on a consolidated basis.

We derive our revenues and net income globally from investment advisory services provided to individual and institutional investors globally. We also provide certain ancillary administrative services, including mutual fund transfer agent, fund and portfolio accounting, distribution, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; and other advisory services. Our revenues and net income depend largely on the total value and composition of our assets under management, as such, the consideration for our services is generally variable and recognized over time.

Our chief operating decision maker (CODM) is the chief executive officer. The CODM utilizes consolidated net income attributable to T. Rowe Price as reported on the consolidated income statement and certain non-GAAP metrics to assess performance and allocate resources. Based on this metric, the CODM decides either to reinvest profits into the business based on our strategic priorities and/or return cash to stockholders through dividends and share repurchases.

We determined there are no significant segment expenses that require a separate disclosure, as the major categories of expenses regularly reviewed by the CODM to manage operations are disclosed in the consolidated statements of income. Quarterly reviews of expenses highlight those influenced by financial markets, such as distribution and servicing costs, as well as those that are both qualitatively and quantitatively significant. The measure of segment assets is reported on the balance sheet as total consolidated assets.

NOTE 11 – COMMITMENTS AND CONTINGENCIES.

COMMITMENTS.

T. Rowe Price Group, Inc. has committed $357 million for investment in future OHA product launches through 2026.

CONTINGENCIES.

Contingent Consideration

As part of the purchase consideration for our acquisition of OHA in December 2021, there is contingent consideration in the amount of up to $900 million, payable in cash, that may be due as part of an earnout payment in 2026 and 2027 upon satisfying or exceeding certain defined revenue targets. These defined revenue targets will be evaluated on a cumulative basis from 2022 thru 2026. About 22% of the earnout is conditioned upon continued service with T. Rowe Price Group, Inc. and was excluded from the purchase consideration and deemed compensatory. The fair value of the earnout is remeasured each reporting period and was valued at zero as of March 31, 2025 and December 31, 2024.

Other

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

Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries ("the Company") as of March 31, 2025, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
May 2, 2025

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW.

Our revenues and net income are derived primarily from investment advisory services provided to individual and institutional investors in a broad range of investment solutions across equity, fixed income, multi-asset, and alternatives capabilities. We also provide certain investment advisory clients with related administrative services, including distribution, mutual fund transfer agent, accounting, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; brokerage; trust services; and non-discretionary advisory services.

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

MARKET TRENDS.

Major stock indexes declined in the first quarter of 2025. Early optimism about the incoming Trump administration’s likely business-friendly policies faded amid concerns that President Trump’s tariffs on imports from major trading partners would lead to higher prices of goods sold in the U.S. and contribute to inflation pressures. Investors were also concerned that some weaker-than-expected economic data and reports from various retailers warning about slowing sales or decreased consumer spending would translate into slower economic growth, if not a recession. As the quarter ended, investors were bracing for President Trump to impose “reciprocal” tariffs in early April on countries that already have tariffs or other trade barriers on imports from the U.S.

Developed non-U.S. equity markets strongly outperformed U.S. shares in U.S. dollar terms. In Europe, equity markets were mostly positive in dollar terms, helped by expectations for eurozone spending on defense and infrastructure to increase, particularly in Germany. Developed Asian markets were mixed in dollar terms, with Japanese stocks adding only about 0.5%.

Emerging equity markets rose but trailed stocks in developed non-U.S. markets in U.S. dollar terms. In emerging Asia, markets were mostly negative in dollar terms, but Chinese shares were lifted in part by hopes that fiscal and monetary stimulus would lead to increased consumption and stronger economic growth. In Latin America and in the emerging Europe, Middle East, and Africa (EMEA) region, markets were mostly positive in dollar terms.

Returns of several major equity market indexes were as follows:

Index	3/31/2025
S&P 500 Index	(4.3)%
NASDAQ Composite Index(1)	(10.4)%
Russell 2000 Index	(9.5)%
MSCI EAFE (Europe, Australasia, and Far East) Index	7.0%
MSCI Emerging Markets Index	3.0%
 (1) Returns exclude dividends

Global bond returns were mostly positive in the first quarter of 2025. In the U.S., Treasury bill yields were little changed as the Federal Reserve held short-term interest rates steady due to inflation remaining above its 2% long-term goal. Intermediate- and long-term U.S. Treasury yields declined, however, amid concerns about slowing economic growth. The 10-year U.S. Treasury note yield decreased from 4.58% to 4.23% in the first quarter.

In the U.S. investment-grade universe, sector performance was broadly positive. Mortgage-backed and Treasury securities performed best, but corporate bonds and non-agency commercial mortgage-backed securities also did well. Asset-backed securities lagged with milder gains. Tax-free municipal bonds trailed the broad taxable bond market, as intermediate-term yields fell less than comparable Treasury yields, and as long-term muni yields increased during the quarter. High yield corporate bonds produced modest gains but underperformed investment-grade bonds.

Bonds in developed non-U.S. markets produced positive returns in U.S. dollar terms; returns to U.S. investors were enhanced by stronger non-U.S. currencies versus the dollar. In Europe, longer-term bond yields increased in various countries, particularly in March, in response to the German government’s plans to ramp up infrastructure and defense spending. The European Central Bank reduced interest rates twice during the quarter, while the Bank of England reduced its benchmark interest rate once. In Japan, long-term government bond yields rose steadily for most of the quarter, to levels unseen in about 16 years, in anticipation of tighter monetary policy later this year. However, yields retraced some of their increase in late March amid concerns that economic growth will slow in response to U.S. tariffs on Japanese automobiles and other exports. Emerging markets bonds produced positive returns in U.S. dollar terms. Bonds denominated in local currencies generally outperformed dollar-denominated bonds in U.S. dollar terms, as most developing markets currencies appreciated versus the dollar.

Returns of several major bond market indexes were as follows:

Index	3/31/2025
Bloomberg U.S. Aggregate Bond Index	2.8%
JPMorgan Global High Yield Index	0.9%
Bloomberg Municipal Bond Index	(0.2)%
Bloomberg Global Aggregate Ex-U.S. Dollar Bond Index	2.5%
JPMorgan Emerging Markets Bond Index Plus	2.1%
ICE Bank of America U.S. High Yield Index	0.9%
S&P UBS Leveraged Loan Index	0.6%

ASSETS UNDER MANAGEMENT.

Assets under management ended the first quarter of 2025 at $1,566.3 billion, a decrease of $40.3 billion from December 31, 2024. The decrease in assets under management during the first quarter of 2025 was driven by market depreciation of $31.7 billion and net cash outflows of $8.6 billion.

The following table details changes in our assets under management, by asset class, during the first quarter of 2025:

	Three months ended 3/31/2025
(in billions)	Equity	Fixed income, including money market	Multi-asset(1)	Alternatives(2)	Total
Assets under management at beginning of period	$829.7	$188.1	$536.0	$52.8	$1,606.6

Net cash flows prior to manager-driven distributions	(19.2)	5.4	5.5	0.4	(7.9)
Manager-driven distributions	—	—	—	(0.7)	(0.7)
Net cash flows	(19.2)	5.4	5.5	(0.3)	(8.6)
Net market appreciation (depreciation) and income(3)	(37.1)	2.2	2.9	0.3	(31.7)
Change during the period	(56.3)	7.6	8.4	—	(40.3)
Assets under management at March 31, 2025	$773.4	$195.7	$544.4	$52.8	$1,566.3
(1)    The underlying assets under management of the multi-asset portfolios have been aggregated and presented in this category and not reported in the equity and fixed income columns.
(2) The alternatives asset class includes strategies authorized to invest more than 50% of its holdings in private credit, leveraged loans, mezzanine, real assets/CRE, structured products, stressed/distressed, non-investment grade CLOs, special situations, business development companies, or that have absolute return as its investment objective. Generally, only those strategies with longer than daily liquidity are included. Unfunded capital commitments were $17.1 billion at March 31, 2025 and are not reflected in fee basis AUM above.
(3) Includes net distributions not reinvested for the first quarter of 2025 of $0.5 billion.

Investment advisory clients outside the United States account for 8.7% of our assets under management at March 31, 2025 and 8.8% at December 31, 2024.

Assets under management in our target date retirement portfolios, which are included in the multi-asset totals shown above, were $484.2 billion at March 31, 2025, compared with $475.6 billion at December 31, 2024. Net flows into these portfolios were $6.3 billion in the first quarter of 2025.

We also provide strategic investment advice solutions to certain portfolios. These advice solutions, primarily overseen by our multi-asset division, may include strategic asset allocation, and in certain portfolios, asset selection and/or tactical asset allocation overlays. We also offer advice solutions through retail separately managed accounts and separately managed accounts model delivery. As of March 31, 2025, total assets in these solutions were $566 billion, of which $551 billion are included in our reported assets under management in the table above.

We provide participant accounting and plan administration for retirement plans that primarily invest in the firm's U.S. mutual funds, collective investment trusts and funds outside of the firm's complex. As of March 31, 2025, our assets under administration were $280 billion, of which $158 billion are assets we manage.

INVESTMENT PERFORMANCE.(1)

Strong investment performance and brand awareness is a key driver to attracting and retaining assets—and to our long-term success. Our performance disclosures include specific asset classes, assets under management weighted performance, mutual fund performance against passive peers, and composite performance against benchmarks. The following tables present investment performance for the one-, three-, five-, and 10-years ended March 31, 2025. Past performance is not a reliable indicator of future performance.

% of U.S. mutual funds that outperformed Morningstar median(2),(3)
	1 year	3 years	5 years	10 years
Equity	56%	57%	58%	67%
Fixed Income	64%	50%	65%	62%
Multi-Asset	62%	75%	72%	76%
All Funds	61%	61%	65%	68%

% of U.S. mutual funds that outperformed passive peer median(2),(4)
	1 year	3 years	5 years	10 years
Equity	37%	53%	55%	50%
Fixed Income	55%	52%	77%	62%
Multi-Asset	16%	63%	71%	55%
All Funds	34%	56%	66%	55%

% of composites that outperformed benchmarks(5)
	1 year	3 years	5 years	10 years
Equity	22%	40%	34%	58%
Fixed Income	59%	39%	68%	75%
All Composites	38%	39%	48%	64%

AUM Weighted Performance
% of U.S. mutual funds AUM that outperformed Morningstar median(2),(3)
	1 year	3 years	5 years	10 years
Equity	69%	69%	60%	86%
Fixed Income	74%	62%	72%	79%
Multi-Asset	34%	91%	92%	94%
All Funds	61%	73%	68%	87%

% of U.S. mutual funds AUM that outperformed passive peer median(2),(4)
	1 year	3 years	5 years	10 years
Equity	41%	50%	39%	49%
Fixed Income	53%	57%	92%	73%
Multi-Asset	7%	91%	95%	94%
All Funds	34%	60%	57%	61%

% of composites AUM that outperformed benchmarks(5)
	1 year	3 years	5 years	10 years
Equity	24%	41%	35%	48%
Fixed Income	72%	35%	71%	54%
All Composites	33%	40%	41%	49%

As of March 31, 2025, 83 of 142 (58.5%) of the firm's rated U.S. mutual funds (across primary share classes) received an overall rating of 4 or 5 stars. By comparison, 32.5% of Morningstar's fund population is given a rating of 4 or 5 stars(6). In addition, 66%(6) of AUM in the firm's rated U.S. mutual funds (across primary share classes) ended March 31, 2025 with an overall rating of 4 or 5 stars.

(1) The investment performance reflects that of T. Rowe Price U.S. mutual funds and composites AUM.
(2) Source: © 2025 Morningstar, Inc. All rights reserved. The information contained herein: 1) is proprietary to Morningstar and/or its content providers; 2) may not be copied or distributed; and 3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information.
(3) Source: Morningstar. Primary share class only. Excludes money market mutual funds, U.S. mutual funds with an operating history of less than one year, T. Rowe Price passive funds, and T. Rowe Price U.S. mutual funds that are clones of other funds. The top chart reflects the percentage of T. Rowe Price U.S. mutual funds with 1 year, 3 year, 5 year, and 10 year track record that are outperforming the Morningstar category median. The bottom chart reflects the percentage of T. Rowe Price U.S. mutual funds AUM that has outperformed for the time periods indicated. Total U.S. Mutual Fund AUM included for this analysis includes $307B for 1 year, $300B for 3 years, $299B for 5 years, and $298B for 10 years.

(4) Passive Peer Median was created by T. Rowe Price using data from Morningstar. Primary share class only. Excludes money market mutual funds, mutual funds with an operating history of less than one year, mutual funds with fewer than three peers, T. Rowe Price passive mutual funds, and T. Rowe Price mutual funds that are clones of other funds. This analysis compares T. Rowe Price active funds with the applicable universe of passive/index open-end funds and ETFs of peer firms. The top chart reflects the percentage of T. Rowe Price mutual funds with 1 year, 3 year, 5 year, and 10 year track record that are outperforming the passive peer universe. The bottom chart reflects the percentage of T. Rowe Price mutual funds AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $290B for 1 year, $284B for 3 years, $245B for 5 years, and $237B for 10 years.
(5)Composite net returns are calculated using the highest applicable separate account fee schedule. Excludes money market composites. All composites compared to official GIPS composite primary benchmark. The top chart reflects the percentage of T. Rowe Price composites with 1 year, 3 year, 5 year, and 10 year track record that are outperforming their benchmarks. The bottom chart reflects the percentage of T. Rowe Price composite AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $1,391B for 1 year, $1,385B for 3 years, $1,380B for 5 years, and $1,338B for 10 years.
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

RESULTS OF OPERATIONS.

The following table and discussion sets forth information regarding our consolidated financial results for the first quarter of 2025 and 2024 on a U.S. GAAP basis and a non-GAAP basis. The non-GAAP basis adjusts for the impact of our consolidated investment products, the impact of market movements on the deferred compensation liabilities and related economic hedges, investment income related to certain other investments, acquisition-related amortization and costs, impairment charges, and certain nonrecurring charges and gains, if any.

	Three months ended		Q1 2025 vs. Q1 2024
(in millions, except per-share data)	3/31/2025	3/31/2024	$ change	% change(1)
U.S. GAAP basis
Investment advisory fees(2)	$1,598.4	$1,536.4	$62.0	4.0%
Performance-based advisory fees(2)	$10.4	$17.6	$(7.2)	(40.9)%
Capital allocation-based income(3)	$(1.2)	$47.1	$(48.3)	n/m
Net revenues	$1,763.9	$1,750.2	$13.7	0.8%
Operating expenses	$1,167.6	$1,163.6	$4.0	0.3%
Net operating income	$596.3	$586.6	$9.7	1.7%
Non-operating income (loss)	$70.7	$188.9	$(118.2)	n/m
Net income to T. Rowe Price Group	$490.5	$573.8	$(83.3)	(14.5)%
Diluted earnings per common share	$2.15	$2.49	$(0.34)	(13.7)%
Weighted average common shares outstanding assuming dilution	222.6	224.2	$(1.6)	(0.7)%

Adjusted basis(4)
Operating expenses	$1,135.1	$1,071.4	$63.7	5.9%
Operating expenses, excluding accrued carried interest related compensation	$1,131.2	$1,052.9	$78.3	7.4%
Net operating income	$640.6	$692.4	$(51.8)	(7.5)%
Non-operating income (loss)	$35.5	$28.5	$7.0	24.6%
Net income to T. Rowe Price Group	$509.3	$548.5	$(39.2)	(7.1)%
Diluted earnings per common share	$2.23	$2.38	$(0.15)	(6.3)%

Assets under management (AUM) (in billions)
Average AUM	$1,620.3	$1,484.4	$135.9	9.2%
Ending AUM	$1,566.3	$1,542.2	$24.1	1.6%

Investment advisory annualized effective fee rate (EFR) (in bps)
EFR without performance-based fees	40.0	41.6	$(1.6)	(3.8)%
EFR with performance-based fees	40.3	42.1	$(1.8)	(4.3)%
(1) n/m - the percentage change is not meaningful.
(2) In the first quarter of 2024, performance-based advisory fees were included in investment advisory fees.
(3) Capital allocation-based income represents the change in accrued carried interest.
(4) See the reconciliation to the comparable U.S. GAAP measures at the end of the Results of Operations section of this Management’s Discussion and Analysis.

Results Overview - Quarter ended March 31, 2025

Net revenues consist of investment advisory revenues; performance-based advisory fees; administrative, distribution, services, and other fees; and capital allocation-based income. More than 90% of our net revenues are related to investment advisory fees. Total net revenues were $1,763.9 million in the first quarter of 2025, a 0.8% increase compared to $1,750.2 million in the 2024 quarter. The increase was primarily driven by a 4.0% increase in investment advisory fee revenue as average assets under management increased 9.2%. This increase was nearly offset by a $48.3 million decline in capital allocation-based income (change in accrued carried interest) earned from certain affiliated funds.

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

Operating expenses on a U.S. GAAP basis were $1,167.6 million in the first quarter of 2025, a 0.3% increase over the comparable 2024 period. On a non-GAAP basis, operating expenses were $1,135.1 million, a 5.9% increase over the comparable 2024 period.

In comparison to the first quarter of 2024, higher costs across compensation and related benefits and other expense categories were nearly offset by the change in the market-related impacts on the deferred compensation liabilities. As noted above, we remove the market-related impacts on the deferred compensation liabilities in our non-GAAP operating expenses measures as the liabilities are economically hedged.

Operating margin in the first quarter of 2025 was 33.8% on a U.S. GAAP basis, compared to 33.5% earned in the first quarter of 2024. The increase in our U.S. GAAP operating margin for the first quarter of 2025 compared to the 2024 period was driven by net revenue growth outpacing operating expense growth primarily due to higher investment advisory fee revenue and market-related reductions in deferred compensation liabilities.

Diluted earnings per share was $2.15 for the first quarter of 2025 compared to $2.49 for the first quarter of 2024. The decrease was primarily driven by lower investment gains compared to the 2024 period.

On a non-GAAP basis, diluted earnings per share was $2.23 for the first quarter of 2025 as compared to $2.38 for the first quarter of 2024. The decrease was primarily due to lower adjusted operating income and a higher adjusted effective tax rate compared to the 2024 period.
Net revenues

	Three months ended		Q1 2025 vs. Q1 2024
(in millions)	3/31/2025	3/31/2024	$ change	% change(1)
Investment advisory fees(2)
Equity	$959.2	$932.5	$26.7	2.9%
Fixed income, including money market	103.6	100.2	3.4	3.4%
Multi-asset	454.7	429.7	25.0	5.8%
Alternatives	80.9	74.0	6.9	9.3%
	1,598.4	1,536.4	62.0	4.0%

Performance-based advisory fees(2)	10.4	17.6	(7.2)	(40.9)%
Capital allocation-based income
Change in accrued carried interest	9.2	59.5	(50.3)	n/m
Acquisition-related amortization and impairments	(10.4)	(12.4)	2.0	(16.1)%
	(1.2)	47.1	(48.3)	n/m

Administrative, distribution, services, and other fees
Administrative fees	134.7	127.4	7.3	5.7%
Distribution and servicing fees	21.6	21.7	(0.1)	(0.5)%
	156.3	149.1	7.2	4.8%
Net revenues	$1,763.9	$1,750.2	$13.7	0.8%

Average AUM (in billions):
Equity	$826.3	$770.4	$55.9	7.3%
Fixed income, including money market	191.6	169.5	22.1	13.0%
Multi-asset	549.7	497.0	52.7	10.6%
Alternatives	52.7	47.5	5.2	10.9%
Average AUM	$1,620.3	$1,484.4	$135.9	9.2%

Investment advisory annualized effective fee rate (bps)	40.3	42.1	(1.8)	(4.3)%

Investment advisory annualized effective fee rate excluding performance-based fees (bps)	40.0	41.6	(1.6)	(3.8)%
(1) n/m - the percentage change is not meaningful.
(2) In the first quarter of 2024, performance-based advisory fees were included in investment advisory fees.

Investment advisory fees in the first quarter of 2025 increased 4.0% over the comparable 2024 quarter as average assets under management increased $135.9 billion, or 9.2%, to $1,620.3 billion.

The average annualized effective fee rate earned for the first quarter of 2025 declined from the comparable 2024 period as client flows and transfers led to a mix shift in assets under management toward lower fee asset classes and products.

Performance-based advisory fees in the first quarter of 2025 were in equity and alternative strategies, while they were primarily equity in the 2024 period.

Capital allocation-based income decreased net revenues by $1.2 million in the first quarter of 2025 compared with an increase in net revenue of $47.1 million in the 2024 quarter. The decrease over prior year was largely driven by a decline in the accrued carried interest allocation from investments in affiliated investment funds compared with the 2024 period. The decline was due to lower overall market returns. The firm realized carried interest of $43.1 million in the first quarter of 2025 compared to $52.7 million in the 2024 period.

A portion of the capital allocation-based income is passed through to certain associates as compensation and the related expense recognized in compensation and related costs with the unpaid amount reported as non-controlling interest on the unaudited consolidated balance sheets.

Administrative, distribution, services, and other fees in the first quarter of 2025 were $156.3 million, an increase of $7.2 million, or 4.8%, from the comparable 2024 quarter. The increase in the first quarter was primarily due to higher reimbursable costs associated with the firm's U.S. mutual funds, and non-discretionary advisory services. The reimbursable costs from the firm’s U.S. mutual funds are offset by expenses recognized in product and recordkeeping costs.

Our net revenues reflect the elimination of advisory and administrative fee revenue earned from our consolidated investment products. The corresponding expenses recognized by these products, and consolidated in our financial statements, were also eliminated from operating expenses. For the first quarter, we eliminated net revenue of $1.4 million in 2025 and $1.2 million in 2024.

Operating expenses

	Three months ended		Q1 2025 vs. Q1 2024
(in millions)	3/31/2025	3/31/2024	$ change	% change(1)
Compensation, benefits and related costs	$657.9	$629.3	$28.6	4.5%
Acquisition-related retention agreements	14.2	13.5	0.7	5.2%
Capital allocation-based income compensation	(0.4)	13.2	(13.6)	n/m
Deferred compensation liabilities	(7.2)	53.0	(60.2)	n/m
Total compensation and related costs	664.5	709.0	(44.5)	(6.3)%
Distribution and servicing	93.6	81.9	11.7	14.3%
Advertising and promotion	26.1	25.3	0.8	3.2%
Product and recordkeeping related costs	83.8	75.0	8.8	11.7%
Technology, occupancy, and facility costs	167.6	149.9	17.7	11.8%
General, administrative, and other	103.3	92.6	10.7	11.6%
Acquisition-related amortization and impairment costs	28.7	29.9	(1.2)	(4.0)%
Total operating expenses	$1,167.6	$1,163.6	$4.0	0.3%

Total adjusted operating expenses (2)	$1,135.1	$1,071.4	63.7	5.9%
(1) n/m - The percentage change is not meaningful.
(2) See the reconciliation to the comparable U.S. GAAP measures at the end of the Results of Operations section of this Management’s Discussion and Analysis.

Compensation, benefits, and related costs were $657.9 million in the first quarter of 2025, an increase of $28.6 million, or 4.5%, compared to the 2024 quarter. The increase was primarily due to higher salaries, employee benefits, and a higher interim bonus accrual. We award base salary increases in January of each year.

The firm employed 8,084 associates at March 31, 2025, a decrease of 0.9% from the end of 2024, and an increase of 2.6% from March 31, 2024.

Distribution and servicing costs were $93.6 million in the first quarter of 2025, an increase of $11.7 million, or 14.3%, compared to $81.9 million recognized in the 2024 quarter. The increase was primarily driven by higher average assets under management distributed through intermediaries.

The costs in this expense category include amounts paid to third-party intermediaries that source the assets of certain share classes of our U.S. mutual funds, ETFs, and our international products, such as our Japanese ITMs and SICAVs. These costs are offset entirely by the distribution revenue we earn and report in net revenues: 12b-1 revenue is recognized in administrative, distribution, services, and other fees for the Advisor and R share classes of the U.S. mutual funds and investment advisory fee revenue for our international products and ETFs.

Product and recordkeeping related costs were $83.8 million in the first quarter of 2025, an increase of $8.8 million, or 11.7%, compared to $75.0 million in the 2024 quarter. The increase was primarily due to higher reimbursable costs associated with the firm's U.S. mutual funds which is offset by the expected reimbursement recognized in administrative, distribution, services and other fee revenue.

Technology, occupancy, and facility costs were $167.6 million in the first quarter of 2025, an increase of $17.7 million, or 11.8%, compared to $149.9 million recognized in the 2024 quarter. The increase was primarily due to higher costs from the firm's ongoing investment in its technology capabilities, primarily hosted solutions and depreciation. Additionally, the 2024 quarter included a non-recurring cost benefit related to the firm's UK facility. We began occupying our new corporate headquarters in March.

General, administrative, and other expenses were $103.3 million in the first quarter of 2025, an increase of $10.7 million, or 11.6%, compared to $92.6 million recognized in the 2024 quarter. The increase was primarily due to higher professional fees and information services.

Acquisition-related amortization and impairment costs primarily relate to the indefinite- and definite-lived intangible assets identified and separately recognized, at fair value, on acquisition date. In the first quarter of 2025, we recognized acquisition-related amortization and impairment costs of $28.7 million, a decrease of $1.2 million, or 4.0%, compared to $29.9 million recognized in the 2024 period. The decrease was primarily driven by lower impairment charges related to certain definite-lived intangible assets. Should conditions that led us to recognize the impairment charges deteriorate further, additional impairments may be recognized in future periods.

Non-operating income (loss)

Non-operating income for the first quarter of 2025 was $70.7 million compared to $188.9 million in the 2024 quarter. The following table details the components of non-operating income for both the first quarter of 2025 and 2024.

	Three months ended
(in millions)	3/31/2025	3/31/2024
Net gains (losses) from non-consolidated investment products
Cash and discretionary investments
Dividend income	$30.4	$27.8
Market-related gains (losses) and equity in earnings (losses)	4.2	0.2
Total cash and discretionary investments	34.6	28.0
Seed capital investments
Dividend income	0.2	—
Market-related gains (losses) and equity in earnings (losses)	(11.3)	23.5
Total seed capital investments	(11.1)	23.5
Total cash, discretionary, and seed investments	23.5	51.5
Investments used to hedge the deferred compensation liabilities	(10.7)	49.7
Total net gains (losses) from non-consolidated investment products	12.8	101.2
Other investment income	19.1	20.3
Net gains (losses) on investments	31.9	121.5
Net gains (losses) on consolidated investment products	31.9	72.3
Other gains (losses), including foreign currency gains (losses)	6.9	(4.9)
Non-operating income (loss)	$70.7	$188.9

Adjusted non-operating income (loss)(1)	$35.5	$28.5
(1) See the reconciliation to the comparable U.S. GAAP measures at the end of the Results of Operations section of this Management's Discussion and Analysis.

Lower investment gains earned by our investment portfolio during the first quarter of 2025 compared to the 2024 periods were primarily due to lower overall market returns.

The table above shows the net investment income of the underlying portfolios of the consolidated investment products, not just the income from our ownership share. The table below displays how consolidated investment products affected the individual lines of our unaudited consolidated income statements and the portion attributable to our interest.

	Three months ended
(in millions)	3/31/2025	3/31/2024
Operating expenses reflected in net operating income	$(2.5)	$(2.3)
Net investment income (loss) reflected in non-operating income	31.9	72.3
Impact on income before taxes	$29.4	$70.0

Net income (loss) attributable to our interest in the consolidated investment products	$14.8	$50.4
Net income (loss) attributable to redeemable non-controlling interests (unrelated third-party investors)	14.6	19.6
Impact on income before taxes	$29.4	$70.0

Provision for income taxes

The GAAP effective tax rate for the first quarter of 2025 was 24.3% compared with 23.5% in the first quarter of 2024. The following table reconciles the statutory federal income tax rate to our effective tax rate on a U.S. GAAP basis for the three months ended March 31, 2025 and 2024:

	Three months ended
	3/31/2025	3/31/2024
Statutory U.S. federal income tax rate	21.0%	21.0%
State income taxes for current year, net of federal income tax benefits(1)	2.8	2.5
Net (income) losses attributable to redeemable non-controlling interests(2)	(0.5)	(0.5)
Net excess tax benefits from stock-based compensation plans activity	(0.3)	(0.3)
Valuation allowance	0.4	0.5
Other items	0.9	0.3
Effective income tax rate	24.3%	23.5%

Adjusted effective tax rate	24.7%	23.9%
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
The adjusted effective tax rate primarily adjusts for the impact of the consolidated investment products, including the net income attributable to the redeemable non-controlling interests. Our adjusted effective tax rate for the first quarter was 24.7% in 2025 compared with 23.9% in 2024. The increase in both the U.S. GAAP and adjusted effective tax rates was primarily due to higher state taxes in the 2025 quarter.

We currently estimate that our effective tax rate for the full year 2025, on a U.S. GAAP basis, will be in the range of 23.5% to 27.5%. On an adjusted basis, the range is 24.0% to 27.0%.

Our effective tax rate will continue to experience volatility in future periods as the tax benefits recognized from stock-based compensation are impacted by market fluctuations in our stock price and the timing of option exercises. The rate also experiences volatility from the changes in deferred tax asset valuation allowances, primarily in foreign jurisdictions, based on the sufficiency of taxable income in future periods. Our U.S. GAAP rate will also be impacted by changes in the proportion of net income that is attributable to our redeemable non-controlling interests and non-controlling interests reflected in permanent equity.

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

The following schedules reconcile certain U.S. GAAP financial measures for the three months ended
March 31, 2025 and 2024.

	Three months ended 3/31/2025
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(5)	Net income attributable to T. Rowe Price Group, Inc.	Diluted earnings per share(6)
U.S. GAAP Basis (FS line item)	$1,167.6	$596.3	$70.7	$161.9	$490.5	$2.15
Non-GAAP adjustments:
Acquisition-related:
Investment and NCI amortization and impairments(1) (Capital allocation-based income and Compensation and related costs)	4.3	6.1	—	1.2	4.9	0.02
Acquisition-related retention arrangements(1) (Compensation and related costs)	(14.2)	14.2	—	3.0	11.2	0.05
Intangible assets amortization and impairments(1)	(28.7)	28.7	—	5.9	22.8	0.10
Total acquisition-related	(38.6)	49.0	—	10.1	38.9	0.17
Deferred compensation liabilities(2) (Compensation and related costs)	7.2	(7.2)	10.7	0.7	2.8	0.01
Consolidated investment products(3)	(1.1)	2.5	(31.9)	(3.1)	(11.7)	(0.05)
Other non-operating income(4)	—	—	(14.0)	(2.8)	(11.2)	(0.05)
Adjusted Non-GAAP Basis	$1,135.1	$640.6	$35.5	$166.8	$509.3	$2.23

	Three months ended 3/31/2024
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(5)	Net income attributable to T. Rowe Price Group, Inc.	Diluted earnings per share(6)
U.S. GAAP Basis (FS line item)	$1,163.6	$586.6	$188.9	$182.1	$573.8	$2.49
Non-GAAP adjustments:
Acquisition-related:
Investment and NCI amortization and impairments(1) (Capital allocation-based income and Compensation and related costs)	5.3	7.1	—	2.0	5.1	0.02
Acquisition-related retention arrangements(1) (Compensation and related costs)	(13.5)	13.5	—	3.8	9.7	0.04
Intangible assets amortization and impairments(1)	(29.9)	29.9	—	8.3	21.6	0.10
Total acquisition-related	(38.1)	50.5	—	14.1	36.4	0.16
Deferred compensation liabilities(2) (Compensation and related costs)	(53.0)	53.0	(49.7)	0.9	2.4	0.01
Consolidated investment products(3)	(1.1)	2.3	(72.3)	(14.0)	(36.4)	(0.16)
Other non-operating income(4)	—	—	(38.4)	(10.7)	(27.7)	(0.12)
Adjusted Non-GAAP Basis	$1,071.4	$692.4	$28.5	$172.4	$548.5	$2.38

(1)    These non-GAAP adjustments remove the impact of acquisition-related amortization and costs, including amortization of intangible assets, the recurring fair value remeasurements of the contingent consideration liability, if any, amortization of acquired investment and non-controlling interest basis differences and amortization of compensation-related arrangements. We believe adjusting for these charges helps the reader's ability to understand our core operating results and increases comparability period to period.

(2)    This non-GAAP adjustment eliminates the compensation expense impact from market valuation changes in deferred compensation liabilities, including the supplemental savings plan and, starting in the fourth quarter of 2024, restricted fund units, and the related net gains (losses) on investments used as economic hedges against the related liabilities. The liabilities are adjusted based on the performance of hypothetical investments selected by participants. We use investment products to economically hedge the market risk associated with the supplemental savings plan liability and the expected settlement value of unvested restricted fund units. We believe it is useful to offset the non-operating investment income (loss) of the hedges against the related compensation expense and remove the net impact to help the reader's ability to understand the firm's core operating results and to increase comparability period to period.

(3)    This non-GAAP adjustment removes the impact of the consolidated investment products by adding back their operating expenses and subtracting their investment income. The operating expense adjustment represents their operating expenses net of related investment advisory and administrative fees. The adjustment to net income attributable to T. Rowe Price Group, Inc. represents the consolidated investment products' net income, net of redeemable non-controlling interests. We believe this adjustment helps the reader’s ability to understand our core operating results and increases comparability period to period.

(4)    This non-GAAP adjustment removes non-operating income (loss) earned on those investments that are not economic hedges for the deferred compensation liabilities and are not part of the cash and discretionary investment portfolio. We retain gains from cash and discretionary investments in our non-GAAP measures, as they are are considered part of our core operations. We believe adjusting for the remaining non-operating income (loss) helps the reader’s ability to understand the firm's core operating results and increases comparability period to period. Additionally, we do not emphasize this portion of non-operating income (loss) when assessing the firm's performance.

(5)    The income tax impacts were calculated in order to achieve an overall non-GAAP effective tax rate. As such, the non-GAAP effective tax rate for the three months ended March 31, 2025 and 2024 was 24.7% and 23.9%, respectively.

(6)    This non-GAAP measure was calculated by applying the two-class method to adjusted net income attributable to T. Rowe Price Group, Inc. divided by the weighted-average common shares outstanding assuming dilution. The calculation of adjusted net income allocated to common stockholders is as follows:

	Three months ended
(in millions)	3/31/2025	3/31/2024
Adjusted net income attributable to T. Rowe Price Group, Inc.	$509.3	$548.5
Less: adjusted net income allocated to outstanding restricted stock and stock unit holders	12.9	15.2
Adjusted net income allocated to common stockholders	$496.4	$533.3

CAPITAL RESOURCES AND LIQUIDITY.

Sources of Liquidity

We have ample liquidity, including cash and investments in T. Rowe Price products, as follows:

(in millions)	3/31/2025	12/31/2024
Cash and cash equivalents	$2,836.7	$2,649.8
Discretionary investments	460.4	457.1
Total cash and discretionary investments	3,297.1	3,106.9
Redeemable seed capital investments	1,331.9	1,262.3
Investments used to hedge the deferred compensation liabilities	1,054.4	1,110.9
Total cash and investments in T. Rowe Price products	$5,683.4	$5,480.1

Our discretionary investment portfolio is comprised of short duration bond funds, which typically yield higher than money market rates. Our subsidiaries outside the United States held cash and discretionary investments of $644.0 million at March 31, 2025 and $653.9 million at December 31, 2024. Given the availability of our financial resources and cash expected to be generated through future operations, we do not maintain an available external source of additional liquidity.

Our seed capital investments are redeemable, although we generally expect to be invested for several years for the products to build an investment performance history and until unrelated third-party investors substantially reduce our relative ownership percentage.

The cash and investment presentation on the unaudited consolidated balance sheet is based on the accounting treatment for the cash equivalent or investment item. The following table details how T. Rowe Price Group, Inc.’s interests in cash and investments relate to where they are presented on the unaudited consolidated balance sheet as of March 31, 2025.

(in millions)	Cash and cash equivalents	Investments	Net assets of consolidated investment products(1)	Total
Cash and discretionary investments	$2,836.7	$460.4	$—	$3,297.1
Seed capital investments	—	556.7	775.2	1,331.9
Investments used to hedge the deferred compensation liabilities	—	1,054.4	—	1,054.4
Total cash and investments in T. Rowe Price products attributable to T. Rowe Price Group, Inc.	2,836.7	2,071.5	775.2	5,683.4
Investments in affiliated private investment funds(2)	—	647.0	—	647.0
Investments in CLOs	—	51.4	—	51.4
Investment in UTI and other investments	—	470.4	—	470.4
Total cash and investments attributable to T. Rowe Price Group, Inc.	2,836.7	3,240.3	775.2	6,852.2
Redeemable non-controlling interests	—	—	977.2	977.2
As reported on unaudited consolidated balance sheet at March 31, 2025	$2,836.7	$3,240.3	$1,752.4	$7,829.4
(1) The consolidated investment products are generally those products we provided seed capital at the time of their formation and we have a controlling interest. These products generally represent U.S. mutual funds, ETFs, and funds regulated outside the U.S. The $775.2 million represents the total value at March 31, 2025 of our interest in the consolidated investment products. The total net assets of the T. Rowe Price investment products at March 31, 2025 of $1,752.4 million includes assets of $1,794.4 million, less liabilities of $42.0 million as reflected in our unaudited consolidated balance sheets.
(2) Includes $160.4 million of non-controlling interests in consolidated entities held by related parties and cannot sell in order to obtain cash for general operations.

Our unaudited consolidated balance sheet includes the cash, investments, and other assets and liabilities of our consolidated investment products, which includes any redeemable non-controlling interests held by third-party investors. While we can redeem our net interest in these investment products at any time, we cannot directly access or sell their assets for general operations, and their assets are not available to our general creditors. Our interest typically serves as initial seed capital and is reclassified as discretionary when management decides the seed capital no longer needed. We evaluate these discretionary investment products and aim to liquidate our interest without affecting the product or unrelated third-party investors.

Uses of Liquidity

We increased our quarterly recurring dividend per common share in February 2025 by 2.4% to $1.27 per common share from $1.24 per common share. Further, we expended $217.5 million in the first quarter of 2025 to repurchase 2.1 million shares of our outstanding common stock, at an average price of $101.57 per share. These dividends and repurchases were expended using existing cash balances and cash generated from operations. While opportunistic in our approach to stock buybacks, we will generally repurchase our common stock over time to offset the dilution created by our equity-based compensation plans.

Since the end of 2022, we have returned nearly $3.4 billion to stockholders through stock repurchases and regular quarterly dividends, as follows:

(in millions)	Recurring dividend	Stock repurchases	Total cash returned to stockholders
2023	$1,121.9	$254.3	$1,376.2
2024	1,135.2	334.5	1,469.7
Three months ended 3/31/2025	288.8	217.5	506.3
Total	$2,545.9	$806.3	$3,352.2

We anticipate property, equipment, software and other capital expenditures, including internal labor capitalization, for the full-year 2025 to be about $282 million of which 85% is planned for technology initiatives. We expect to fund our anticipated capital expenditures with operating cash flows and other available resources.

Cash Flows

The following table summarizes the cash flows for the three months ended March 31, 2025 and 2024, that are attributable to T. Rowe Price Group, Inc., our consolidated investment products, and the related eliminations required in preparing the statement.

	Three months ended
	3/31/2025				3/31/2024
(in millions)	Cash flow attributable to T. Rowe Price Group, Inc.	Cash flow attributable to consolidated investment products	Elims	As reported	Cash flow attributable to T. Rowe Price Group, Inc.	Cash flow attributable to consolidated investment products	Elims	As reported
Cash flows from operating activities
Net income (loss)	$490.5	$29.4	$(14.8)	$505.1	$573.8	$70.0	$(50.4)	$593.4
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, amortization and impairments of property, equipment and software	63.6	—	—	63.6	62.6	—	—	62.6
Amortization and impairment of acquisition-related assets and retention agreements	49.0	—	—	49.0	50.8	—	—	50.8
Stock-based compensation expense	50.3	—	—	50.3	58.4	—	—	58.4
Net (gains) losses recognized on investments	(23.1)	—	14.8	(8.3)	(197.4)	—	50.4	(147.0)
Total non-cash adjustments	139.8	—	14.8	154.6	(25.6)	—	50.4	24.8
Net redemptions in T. Rowe Price investment products used to economically hedge deferred compensation liabilities	45.9	—	—	45.9	15.1	—	—	15.1
Net change in trading securities held by consolidated investment products	—	(163.0)	—	(163.0)	—	(158.3)	—	(158.3)
Other changes	95.7	(3.5)	(1.9)	90.3	176.2	(7.4)	(6.5)	162.3
Net cash provided by (used in) operating activities	771.9	(137.1)	(1.9)	632.9	739.5	(95.7)	(6.5)	637.3
Net cash provided by (used in) investing activities	(95.6)	3.7	44.1	(47.8)	(34.4)	(0.1)	25.9	(8.6)
Net cash provided by (used in) financing activities	(489.4)	120.2	(42.2)	(411.4)	(355.2)	106.8	(19.4)	(267.8)
Effect of exchange rate changes on cash and cash equivalents of consolidated investment products	—	0.9	—	0.9	—	(0.8)	—	(0.8)
Net change in cash and cash equivalents during period	186.9	(12.3)	—	174.6	349.9	10.2	—	360.1
Cash and cash equivalents at beginning of year	2,649.8	63.1	—	2,712.9	2,066.6	77.2	—	2,143.8
Cash and cash equivalents at end of period	$2,836.7	$50.8	$—	$2,887.5	$2,416.5	$87.4	$—	$2,503.9

Operating Activities
Operating activities attributable to T. Rowe Price Group, Inc. during the first quarter of 2025 provided cash flows of $771.9 million, an increase of $32.4 million from $739.5 million provided during the 2024 period. The increase was primarily driven by a $165.4 million increase in the add-back for non-cash items as detailed in the table above. This increase to operating cash flows was offset in part by a $83.3 million decrease in net income and by a $80.5 million decrease in cash flows related to timing differences in the cash settlement of our assets and liabilities. Additionally, in 2025, we made $30.8 million more in net redemptions from certain investment products that economically hedge our deferred compensation liabilities as compared to the 2024 period. The remaining change in reported cash flows from operating activities was attributable to the net change in trading securities held in our consolidated investment products’ underlying portfolios.

Our interim operating cash flows does not include the cash impact of variable compensation that is accrued throughout the year before being substantially paid out in December.

Investing Activities
Net cash used in investing activities that were attributable to T. Rowe Price Group, Inc. totaled $95.6 million in 2025 compared with $34.4 million in 2024. During 2025, we had net proceeds from the sale of investments of $2.1 million compared to $65.3 million during the 2024 period. In 2025, we decreased our property and equipment expenditures by $20.5 million and increased other investing activity by $18.5 million compared to the 2024 period. We eliminate our capital in our consolidated investment products in preparing our consolidated statements of cash flows. The remaining change in reported cash flows from investing activities of $3.8 million is primarily related to the net cash removed from our unaudited consolidated balance sheet from consolidating and deconsolidating investment products.

Financing Activities
Net cash used in financing activities attributable to T. Rowe Price Group, Inc. totaled $489.4 million in 2025 compared with $355.2 million in 2024. During 2025, we used $215.2 million to repurchase 2.1 million shares compared to $83.1 million to repurchase 0.7 million shares in 2024. The $3.0 million increase in dividends paid in 2025 was a result of the 2.4% increase in our quarterly dividend per share over prior year. The remaining change in reported cash flows from financing activities was primarily attributable to a $9.4 million decrease in net subscriptions from redeemable non-controlling interest holders of our consolidated investment products during 2025.

CRITICAL ACCOUNTING POLICIES.

The preparation of financial statements often requires the selection of specific accounting methods and policies from among several acceptable alternatives. Further, significant estimates and judgments may be required in selecting and applying those methods and policies in the recognition of the assets and liabilities in our unaudited consolidated balance sheets, the revenues and expenses in our unaudited consolidated statements of income, and the information that is contained in our significant accounting policies and notes to unaudited consolidated financial statements. Making these estimates and judgments requires the analysis of information concerning events that may not yet be complete and of facts and circumstances that may change over time. Accordingly, actual amounts or future results can differ materially from those estimates that we include currently in our unaudited consolidated financial statements, significant accounting policies, and notes.

There have been no material changes in the critical accounting policies previously identified in our 2024 Annual Report on Form 10-K.

NEWLY-ISSUED BUT NOT YET ADOPTED ACCOUNTING GUIDANCE.

See Note 1 - The Company and Basis of Preparation note within Item 1. Financial Statements for a discussion of newly issued but not yet adopted accounting guidance.

FORWARD-LOOKING INFORMATION.

From time to time, information or statements provided by or on behalf of T. Rowe Price Group, Inc., including those within this report, may contain certain forward-looking information, including information or anticipated information relating to: our revenues, net income, and earnings per share of common stock; changes in the amount and composition of our assets under management; our expense levels, tax rate, dividends, stock repurchases, investments, new products and services, capital expenditures, changes in our effective fee rate, and potential transactions; legal or regulatory developments; geopolitical instability; interest rates and currency fluctuations; our expectations regarding financial markets and other industry or market conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price Group, Inc. is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A, Risk Factors, included in our Form 10-K Annual Report for 2024. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

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

The ability to attract and retain investors’ assets under our management is dependent on investor sentiment and confidence, including changes in sentiment and confidence that may result from U.S. trade policies, market volatility and economic outlook;; the relative investment performance of the T. Rowe Price mutual funds and other managed investment products as compared with competing offerings and market indexes; the ability to maintain our investment management and administrative fees at appropriate levels; the impact of changes in interest rates and inflation; competitive conditions in the mutual fund, asset management, and broader financial services sectors; our level of success in implementing our strategy to expand our business; and our ability to attract and retain key personnel. Our revenues are substantially dependent on fees earned under contracts with the T. Rowe Price funds and could be adversely affected if the independent directors of one or more of the T. Rowe Price funds terminated or significantly altered the terms of the investment management or related administrative services agreements. Non-operating investment income will also fluctuate primarily due to the size of our investments, changes in their market valuations, and any other-than-temporary impairments that may arise or, in the case of our equity method investments, our proportionate share of the investees’ net income.

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

Our business is also subject to substantial governmental regulation, and changes in legal, regulatory, accounting, tax (including the proposed Maryland sales tax on certain information technology services), and compliance requirements may have a substantial effect on our operations and results, including, but not limited to, effects on costs that we incur and effects on investor interest in investment products and investing in general or in particular classes of mutual funds or other investments.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in our market risks from those provided in Item 7A of the Form 10-K Annual Report for 2024.

Item 4.Controls and Procedures.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of March 31, 2025, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the first quarter of 2025, and has concluded that there was no change during the first quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

For information about our legal proceedings, please see our Commitments and Contingencies footnote to our unaudited consolidated financial statements in Part 1 of this Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes in the information provided in Item 1A of our Form 10-K Annual Report for 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchase activity during the first quarter of 2025 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1 - January 31	325,588	$113.40	290,820	18,086,533
February 1 - February 28	660,490	$107.84	620,000	17,466,533
March 1 - March 31	1,231,100	$95.67	1,230,668	16,235,865
Total	2,217,178	$101.90	2,141,488

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorization, outstanding shares surrendered to us to pay the exercise price in connection with swap exercises of employee stock options, and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the first quarter of 2025, 75,690 were related to shares surrendered in connection with employee stock option exercises and no shares were withheld to cover tax withholdings associated with the vesting of restricted stock awards.

The following table details the changes in and status of the Board of Directors’ outstanding publicly announced board authorizations.

Authorization Dates	Maximum Number of Shares that May Yet Be Purchased at 1/1/2025	Total Number of Shares Purchased	Maximum Number of Shares that May Yet Be Purchased at 3/31/2025
March 2020	3,377,353	(2,141,488)	1,235,865
December 2024	15,000,000	—	15,000,000
	18,377,353	(2,141,488)	16,235,865

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits required by Item 601 of Regulation S-K are filed herewith, except for Exhibit 32 that is furnished herewith.

3(i)	Charter of T. Rowe Price Group, Inc., as reflected by Articles of Restatement dated June 20, 2018. (Incorporated by reference from Form 10-Q Quarterly Report filed on July 25, 2018.)

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of February 9, 2021. (Incorporated by reference from Form 10-K Annual Report filed on February 11, 2021.)

15	Report from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

101	The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group, Inc.’s unaudited consolidated interim financial statements and notes that are included in this Form 10-Q Report.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 2, 2025.
T. Rowe Price Group, Inc.

By:    /s/ Jennifer B. Dardis
Vice President, Chief Financial Officer and Treasurer