Form 10-Q
period 2025-06-30
PRICE T ROWE GROUP INC
filed 2025-08-01
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The number of shares outstanding of the issuer’s common stock ($0.20 par value), as of the latest practicable date, July 30, 2025, is 219,715,241.
The exhibit index is at Item 6 on page 44.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	6/30/2025	12/31/2024
ASSETS
Cash and cash equivalents	$3,058.9	$2,649.8
Accounts receivable and accrued revenue	861.8	877.4
Investments	3,359.9	3,000.5
Assets of consolidated investment products ($1,861.7 million at June 30, 2025 and $1,555.6 million at December 31, 2024, related to variable interest entities)	1,989.0	2,044.0
Operating lease assets	412.0	226.8
Property, equipment and software, net	988.1	977.0
Intangible assets, net	316.9	368.1
Goodwill	2,642.8	2,642.8
Other assets	712.8	685.6
Total assets	$14,342.2	$13,472.0

LIABILITIES
Accounts payable and accrued expenses	$335.5	$353.5
Liabilities of consolidated investment products ($80.6 million at June 30, 2025 and $46.2 million at December 31, 2024, related to variable interest entities)	81.5	62.1
Operating lease liabilities	475.2	278.7
Accrued compensation and related costs	563.1	219.8
Deferred compensation liabilities	1,051.6	1,020.7
Income taxes payable	22.4	87.1
Total liabilities	2,529.3	2,021.9

Commitments and contingent liabilities

Redeemable non-controlling interests	1,099.1	944.0

STOCKHOLDERS’ EQUITY
Preferred stock, undesignated, $0.20 par value – authorized and unissued 20,000,000 shares	—	—
Common stock, $0.20 par value—authorized 750,000,000; issued 219,902,000 shares at June 30, 2025 and 222,966,000 at December 31, 2024	44.0	44.6
Additional capital in excess of par value	99.8	311.9
Retained earnings	10,461.3	10,040.6
Accumulated other comprehensive loss	(44.6)	(51.7)
Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	10,560.5	10,345.4
Non-controlling interests in consolidated entities	153.3	160.7
Total permanent stockholders’ equity	10,713.8	10,506.1
Total liabilities, redeemable non-controlling interests, and permanent stockholders’ equity	$14,342.2	$13,472.0
The accompanying notes are an integral part of these statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended		Six months ended
	6/30/2025	6/30/2024	6/30/2025	6/30/2024
Revenues
Investment advisory fees	$1,567.6	$1,568.8	$3,166.0	$3,105.2
Performance-based advisory fees	6.4	16.8	16.8	34.4
Capital allocation-based income	(0.4)	0.1	(1.6)	47.2
Administrative, distribution, services, and other fees	149.7	147.6	306.0	296.7
Net revenues	1,723.3	1,733.3	3,487.2	3,483.5

Operating expenses
Compensation and related costs	727.7	661.1	1,392.2	1,370.1
Distribution and servicing	92.5	87.7	186.1	169.6
Advertising and promotion	29.9	33.3	56.0	58.6
Product and recordkeeping related costs	74.8	73.0	158.6	148.0
Technology, occupancy, and facility costs	179.4	160.9	347.0	310.8
General, administrative, and other	109.5	108.7	212.8	201.3
Acquisition-related amortization and impairment costs	31.2	43.9	59.9	73.8
Total operating expenses	1,245.0	1,168.6	2,412.6	2,332.2

Net operating income	478.3	564.7	1,074.6	1,151.3

Non-operating income (loss)
Net gains (losses) on investments	165.9	78.0	197.8	199.5
Net gains (losses) on consolidated investment products	78.6	8.5	110.5	80.8
Other gains (losses), including foreign currency gains (losses)	(9.0)	(6.2)	(2.1)	(11.1)
Total non-operating income (loss)	235.5	80.3	306.2	269.2

Income before income taxes	713.8	645.0	1,380.8	1,420.5
Provision for income taxes	157.7	159.7	319.6	341.8
Net income	556.1	485.3	1,061.2	1,078.7
Less: net income (loss) attributable to redeemable non-controlling interests	50.9	1.9	65.5	21.5
Net income attributable to T. Rowe Price Group, Inc.	$505.2	$483.4	$995.7	$1,057.2

Earnings per share on common stock of T. Rowe Price Group, Inc.
Basic	$2.24	$2.11	$4.39	$4.61
Diluted	$2.24	$2.11	$4.38	$4.60

The accompanying notes are an integral part of these statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three months ended		Six months ended
	6/30/2025	6/30/2024	6/30/2025	6/30/2024
Net income	$556.1	$485.3	$1,061.2	$1,078.7
Other comprehensive income (loss)
Currency translation adjustments
Consolidated investment products - variable interest entities	19.8	1.8	27.5	(3.8)
Reclassification gains recognized in non-operating income upon deconsolidation of certain investment products	(3.1)	—	(3.1)	—
Equity method investments	0.8	(0.6)	(3.5)	0.5
Other comprehensive income (loss) before income taxes	17.5	1.2	20.9	(3.3)
Net deferred tax (expense) benefit	(2.3)	(0.4)	(2.8)	0.4
Total other comprehensive income (loss)	15.2	0.8	18.1	(2.9)
Total comprehensive income	571.3	486.1	1,079.3	1,075.8
Less: comprehensive income (loss) attributable to redeemable non-controlling interests	58.8	2.3	76.5	20.3
Comprehensive income attributable to T. Rowe Price Group, Inc.	$512.5	$483.8	$1,002.8	$1,055.5

The accompanying notes are an integral part of these statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six months ended
	6/30/2025	6/30/2024
Cash flows from operating activities
Net income	$1,061.2	$1,078.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and impairment of property, equipment and software	132.9	126.3
Amortization and impairment of acquisition-related assets and retention arrangements	116.4	124.1
Stock-based compensation expense	96.9	112.6
Net gains recognized on investments	(173.8)	(213.4)
Net redemptions in investment products used to economically hedge deferred compensation liabilities	71.3	15.1
Net change in securities held by consolidated investment products	(409.5)	(218.0)
Other changes in assets and liabilities	267.4	289.6
Net cash provided by operating activities	1,162.8	1,315.0

Cash flows from investing activities
Purchases of sponsored investment products	(114.0)	(43.5)
Dispositions of sponsored investment products	223.5	210.9
Net cash of investment products upon consolidation (deconsolidation)	(1.1)	(13.1)
Additions to property, equipment and software	(144.2)	(205.8)
Other investing activity	(21.0)	(41.9)
Net cash used in investing activities	(56.8)	(93.4)

Cash flows from financing activities
Repurchases of common stock	(328.3)	(195.5)
Common share issuances under stock-based compensation plans	16.5	16.3
Dividends paid to common stockholders and equity-unit holders	(575.1)	(569.7)
Net contributions (distributions) to non-controlling interests in consolidated entities	(5.5)	2.5
Net subscriptions from redeemable non-controlling interest holders	205.1	170.9
Net cash used in financing activities	(687.3)	(575.5)

Effect of exchange rate changes on cash and cash equivalents of consolidated investment products	(1.1)	(1.1)

Net change in cash and cash equivalents during period	417.6	645.0
Cash and cash equivalents at beginning of period, including $63.1 million at December 31, 2024, and $77.2 million at December 31, 2023, held by consolidated investment products	2,712.9	2,143.8
Cash and cash equivalents at end of period, including $71.6 million at June 30, 2025, and $73.9 million at June 30, 2024, held by consolidated investment products	$3,130.5	$2,788.8

The accompanying notes are an integral part of these statements.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Three months ended 6/30/2025
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	Non-controlling interests in consolidated entities	Total permanent stockholders’ equity	Redeemable non-controlling interests
Balances at March 31, 2025	221,061	$44.2	$160.2	$10,242.2	$(51.9)	$10,394.7	$160.4	$10,555.1	$977.2
Net income (loss)	—	—	—	505.2	—	505.2	(1.5)	503.7	50.9
Other comprehensive income (loss), net of tax	—	—	—	—	7.3	7.3	—	7.3	7.9
Dividends declared ($1.27 per share)	—	—	—	(286.1)	—	(286.1)	—	(286.1)	—
Common stock-based compensation plans activity:
Shares issued upon option exercises	33	0.1	1.9	—	—	2.0	—	2.0	—
Restricted shares withheld for taxes, net of shares issued	8	—	(0.2)	—	—	(0.2)	—	(0.2)	—
Net shares issued upon vesting of restricted stock units	10	—	(0.4)	—	—	(0.4)	—	(0.4)	—
Stock-based compensation expense	—	—	46.6	—	—	46.6	—	46.6	—
Common shares repurchased	(1,210)	(0.3)	(108.3)	—	—	(108.6)	—	(108.6)	—
Net contributions to non-controlling interests in consolidated entities	—	—	—	—	—	—	(5.6)	(5.6)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	—	—	169.1
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	—	—	(106.0)
Balances at June 30, 2025	219,902	$44.0	$99.8	$10,461.3	$(44.6)	$10,560.5	$153.3	$10,713.8	$1,099.1

	Three months ended 6/30/2024
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	Non-controlling interests in consolidated entities	Total permanent stockholders’ equity	Redeemable non-controlling interests
Balances at March 31, 2024	223,494	$44.7	$424.2	$9,364.8	$(49.6)	$9,784.1	$205.4	$9,989.5	$676.7
Net income (loss)	—	—	—	483.4	—	483.4	(2.4)	481.0	1.9
Other comprehensive income (loss), net of tax	—	—	—	—	0.4	0.4	—	0.4	0.4
Dividends declared ($1.24 per share)	—	—	—	(283.5)	—	(283.5)	—	(283.5)	—
Common stock-based compensation plans activity:
Shares issued upon option exercises	49	0.1	2.9	—	—	3.0	—	3.0	—
Restricted shares issued, net of shares withheld for taxes	7	—	(0.3)	—	—	(0.3)	—	(0.3)	—
Net shares issued upon vesting of restricted stock units	29	—	(0.4)	—	—	(0.4)	—	(0.4)	—
Stock-based compensation expense	—	—	54.3	—	—	54.3	—	54.3	—
Restricted stock units issued as dividend equivalents	—	—	0.1	(0.1)	—	—	—	—	—
Common shares repurchased	(967)	(0.3)	(112.0)	—	—	(112.3)	—	(112.3)	—
Net contributions to non-controlling interests in consolidated entities	—	—	—	—	—	—	2.3	2.3	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	—	—	78.1
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	—	—	(68.1)
Balances at June 30, 2024	222,612	$44.5	$368.8	$9,564.6	$(49.2)	$9,928.7	$205.3	$10,134.0	$689.0
(1) Accumulated other comprehensive income.
The accompanying notes are an integral part of these statements.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Six months ended 6/30/2025
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	Non-controlling interests in consolidated entities	Total permanent stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2024	222,966	$44.6	$311.9	$10,040.6	$(51.7)	$10,345.4	$160.7	$10,506.1	$944.0
Net income (loss)	—	—	—	995.7	—	995.7	(1.9)	993.8	65.5
Other comprehensive income (loss), net of tax	—	—	—	—	7.1	7.1	—	7.1	11.0
Dividends declared ($2.54 per share)	—	—	—	(574.9)	—	(574.9)	—	(574.9)	—
Common stock-based compensation plans activity:
Shares issued upon option exercises	264	0.1	17.1	—	—	17.2	—	17.2	—
Restricted shares issued, net of shares withheld for taxes	8	—	(0.2)	—	—	(0.2)	—	(0.2)	—
Net shares issued upon vesting of restricted stock units	15	—	(0.6)	—	—	(0.6)	—	(0.6)	—
Stock-based compensation expense	—	—	96.9	—	—	96.9	—	96.9	—
Restricted stock units issued as dividend equivalents	—	—	0.1	(0.1)	—	—	—	—	—
Common shares repurchased	(3,351)	(0.7)	(325.4)	—	—	(326.1)	—	(326.1)	—
Net distributions to non-controlling interests in consolidated entities	—	—	—	—	—	—	(5.5)	(5.5)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	—	—	259.7
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	—	—	(181.1)
Balances at June 30, 2025	219,902	$44.0	$99.8	$10,461.3	$(44.6)	$10,560.5	$153.3	$10,713.8	$1,099.1

	Six months ended 6/30/2024
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	Non-controlling interests in consolidated entities	Total permanent stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2023	223,938	$44.8	$431.7	$9,076.1	$(47.5)	$9,505.1	$192.0	$9,697.1	$594.1
Net income (loss)	—	—	—	1,057.2	—	1,057.2	10.8	1,068.0	21.5
Other comprehensive income (loss), net of tax	—	—	—	—	(1.7)	(1.7)	—	(1.7)	(1.2)
Dividends declared ($2.48 per share)	—	—	—	(568.5)	—	(568.5)	—	(568.5)	—
Common stock-based compensation plans activity:
Shares issued upon option exercises	295	0.1	18.3	—	—	18.4	—	18.4	—
Restricted shares issued, net of shares withheld for taxes	7	—	(0.3)	—	—	(0.3)	—	(0.3)	—
Net shares issued upon vesting of restricted stock units	56	—	(1.8)	—	—	(1.8)	—	(1.8)	—
Stock-based compensation expense	—	—	112.7	—	—	112.7	—	112.7	—
Restricted stock units issued as dividend equivalents	—	—	0.2	(0.2)	—	—	—	—	—
Common shares repurchased	(1,684)	(0.4)	(192.0)	—	—	(192.4)	—	(192.4)	—
Net contributions to non-controlling interests in consolidated entities	—	—	—	—	—	—	2.5	2.5	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	—	—	170.8
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	—	—	(96.2)
Balances at June 30, 2024	222,612	$44.5	$368.8	$9,564.6	$(49.2)	$9,928.7	$205.3	$10,134.0	$689.0
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

NEWLY ENACTED U.S. LEGISLATION.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted the U.S. The OBBBA contains significant changes and modifications to federal and international tax provisions including 100% bonus depreciation and domestic research cost expensing. We are currently evaluating the impact of the legislation on our estimated annual effective tax rate. We believe that the impact of the OBBBA’s provisions will not be material to our financial position and results of operations.

NEWLY ISSUED BUT NOT YET ADOPTED ACCOUNTING GUIDANCE.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09 - Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation as well as disclosure of income taxes paid disaggregated by jurisdiction. This amendment is effective for our 2025 annual disclosures. We do not believe the additional disclosure requirements will have a material impact on our consolidated financial statements.

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

NOTE 2 – INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Net revenues earned in the three- and six-month periods ended June 30, 2025 and 2024, are included in the table below along with details of investment advisory revenues earned from clients by their underlying asset class. We also included average assets under management by asset class, on which we earn investment advisory fees.

	Three months ended		Six months ended
(in millions)	6/30/2025	6/30/2024	6/30/2025	6/30/2024
Investment advisory fees
Equity	$923.6	$947.5	$1,882.8	$1,880.0
Fixed income, including money market	105.5	100.2	209.1	200.4
Multi-asset	455.9	444.8	910.6	874.5
Alternatives	82.6	76.3	163.5	150.3
Total investment advisory fees	$1,567.6	$1,568.8	$3,166.0	$3,105.2
Performance-based advisory fees	6.4	16.8	16.8	34.4
Capital allocation-based income (loss)	(0.4)	0.1	(1.6)	47.2
Administrative, distribution, services, and other fees	149.7	147.6	306.0	296.7
Net revenues	$1,723.3	$1,733.3	$3,487.2	$3,483.5

Average AUM (in billions):
Equity	$784.4	$790.4	$805.3	$780.4
Fixed income, including money market	198.0	174.8	194.8	172.1
Multi-asset	552.5	520.1	551.1	508.6
Alternatives	53.9	48.7	53.3	48.1
Average AUM	$1,588.8	$1,534.0	$1,604.5	$1,509.2

Total net revenues earned from sponsored investment products totaled $1,435.2 million and $1,429.4 million for the three months ended June 30, 2025 and 2024, respectively. Total net revenues earned during the six months ended June 30, 2025 and 2024 aggregate $2,906.5 million and $2,873.0 million, respectively. Accounts receivable from these products totaled $595.2 million at June 30, 2025 and $602.0 million at December 31, 2024.

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for 8.7% at June 30, 2025 and March 31, 2025, and 8.8% at December 31, 2024 of our assets under management.

NOTE 3 – INVESTMENTS.

The carrying values of our investments that are not consolidated investment products are as follows:

(in millions)	6/30/2025	12/31/2024
Investments held at fair value
T. Rowe Price investment products
Discretionary investments	$719.0	$258.8
Seed capital	269.8	262.8
Deferred compensation liabilities economic hedges	1,047.4	992.8
Investment partnerships and other investments	78.8	62.6
Investments in affiliated collateralized loan obligations	4.3	6.3
Equity method investments
T. Rowe Price investment products
Discretionary investments	20.2	60.8
Seed capital	59.2	128.8
Deferred compensation liabilities economic hedges	50.5	88.4
Investment in UTI Asset Management Company Limited (India)	177.1	173.5
Investments in affiliated private investment funds - carried interest	371.3	426.9
Investments in affiliated private investment funds - seed/co-investment	290.6	269.9
Investment partnerships and other investments	171.8	162.1
Held to maturity
Investments in affiliated collateralized loan obligations	48.5	61.1
Certificates of deposit	50.4	44.7
U.S. Treasury note	1.0	1.0
Total	$3,359.9	$3,000.5

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

During the three- and six- months ended June 30, 2025, net gains on investments included $112.4 million and $85.1 million, respectively, of net unrealized gains related to investments carried at fair value that were still held at June 30, 2025. For the same periods of 2024, net gains on investments included $20.0 million and $85.0 million, respectively, of net unrealized gains related to investments carried at fair value that were still held at June 30, 2024.

During the six months ended June 30, 2025 and 2024, certain T. Rowe Price investment products in which we provided initial seed capital at the time of formation were deconsolidated, as we no longer had a controlling interest. Depending on our ownership interest, we report our residual interests in these T. Rowe Price investment products as either an equity method investment or an investment held at fair value. The net impact on our unaudited consolidated balance sheets and statements of income as of the dates the products were deconsolidated is detailed below.

	Three months ended		Six months ended
(in millions)	6/30/2025	6/30/2024	6/30/2025	6/30/2024
Net increase (decrease) in assets of consolidated investment products	$(181.4)	$(236.4)	$(604.1)	$(271.8)
Net increase (decrease) in liabilities of consolidated investment products	$(1.8)	$(4.9)	$(25.3)	$(4.9)
Net increase (decrease) in redeemable non-controlling interests	$(106.0)	$(68.1)	$(181.1)	$(96.2)

VARIABLE INTEREST ENTITIES.

Our fair value and equity method investments at June 30, 2025 and December 31, 2024 include interests in variable interest entities that we do not consolidate as we are not deemed the primary beneficiary. Our maximum risk of loss related to our involvement with these entities is as follows:

(in millions)	6/30/2025	12/31/2024
Investment carrying values	$949.8	$955.9
Unfunded capital commitments	203.0	202.5
Accounts receivable	105.6	96.2
	$1,258.4	$1,254.6

We have unfunded capital commitments, totaling $203.0 million at June 30, 2025 and $202.5 million at December 31, 2024, related primarily to the affiliated private investment funds and the investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be called under certain circumstances.

Investments in affiliated private investment funds - carried interest represent interests in the general partners of affiliated private investment funds that are entitled to a disproportionate allocation of income, also known as carried interest. The entities that hold these interests (“carried interest entities”) are considered variable interest entities and are consolidated as T. Rowe Price is determined to be the primary beneficiary. The total assets, liabilities and non-controlling interests of these carried interest entities as of June 30, 2025 and December 31, 2024, are as follows:

(in millions)	6/30/2025	12/31/2024
Assets	$414.0	$467.7
Liabilities	$0.7	$0.4
Non-controlling interest	$153.3	$160.7

INVESTMENTS IN AFFILIATED COLLATERALIZED LOAN OBLIGATIONS.

There is debt associated with our investments in affiliated collateralized loan obligations (“CLOs”). The debt relates to outstanding repurchase agreements of €39.4 million at June 30, 2025 and €56.9 million at December 31, 2024 (equivalent to $46.4 million at June 30, 2025 and $59.1 million at December 31, 2024 at the respective EUR spot rates) that are collateralized by the CLO investments and reported in accounts payable and accrued expenses in our consolidated balance sheets. These repurchase agreements bear interest at rates based on EURIBOR plus the initial margin, which equals all-in rates ranging from 1.15% to 11.11% as of June 30, 2025. The debt matures on various dates through 2035 or if the investments are paid back in full or cancelled, whichever is sooner.

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
Level 3 – unobservable inputs reflecting our own assumptions based on the best information available. The inputs into the determination of fair value require significant management judgment or estimation. Investments in this category generally include investments for which there is not an actively-traded market. There are no Level 3 investments at June 30, 2025 and December 31, 2024.

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

	6/30/2025		12/31/2024
(in millions)	Level 1	Level 2	Level 1	Level 2
T. Rowe Price investment products
Cash equivalents held in money market funds	$2,752.7	$—	$2,309.8	$—
Discretionary investments	719.0	—	258.8	—
Seed capital	214.9	54.9	209.4	53.4
Deferred compensation liabilities economic hedges	1,047.4	—	992.8	—
Other investments	1.1	—	0.1	—
Investments in affiliated collateralized loan obligations	—	4.3	—	6.3
Total	$4,735.1	$59.2	$3,770.9	$59.7

The fair value hierarchy level table above does not include the investment partnerships and other investments for which fair value is estimated using their NAV per share as a practical expedient or using the measurement alternative. The carrying value of these investments as disclosed in Note 3 were $77.7 million at June 30, 2025, and $62.5 million at December 31, 2024.

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

The following table details the net assets of the consolidated investment products:

	6/30/2025			12/31/2024
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Cash and cash equivalents(1)	$1.2	$70.4	$71.6	$7.2	$55.9	$63.1
Investments(2)	124.9	1,724.1	1,849.0	470.8	1,465.4	1,936.2
Other assets	1.2	67.2	68.4	10.4	34.3	44.7
Total assets	127.3	1,861.7	1,989.0	488.4	1,555.6	2,044.0
Liabilities	0.9	80.6	81.5	15.9	46.2	62.1
Net assets	$126.4	$1,781.1	$1,907.5	$472.5	$1,509.4	$1,981.9

Attributable to T. Rowe Price Group, Inc.	$107.4	$701.0	$808.4	$348.5	$689.4	$1,037.9
Attributable to redeemable non-controlling interests	19.0	1,080.1	1,099.1	124.0	820.0	944.0
	$126.4	$1,781.1	$1,907.5	$472.5	$1,509.4	$1,981.9
(1) Cash and cash equivalents includes $0.9 million at June 30, 2025, and $4.9 million at December 31, 2024, of investments in T. Rowe Price money market mutual funds.
(2) Investments include $15.4 million at June 30, 2025, and $9.3 million at December 31, 2024, of other T. Rowe Price investment products.

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

The operating results of the consolidated investment products for the three- and six- months ended June 30, 2025 and 2024, are reflected in our unaudited consolidated statements of income as follows:

	Three months ended
	6/30/2025			6/30/2024
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(0.1)	$(2.3)	$(2.4)	$(0.7)	$(1.9)	$(2.6)
Net investment income (loss) reflected in non-operating income (loss)	2.4	76.2	78.6	(3.7)	12.2	8.5
Impact on income before taxes	$2.3	$73.9	$76.2	$(4.4)	$10.3	$5.9

Net income (loss) attributable to T. Rowe Price Group, Inc.	$2.2	$23.1	$25.3	$(3.0)	$7.0	$4.0
Net income (loss) attributable to redeemable non-controlling interests	0.1	50.8	50.9	(1.4)	3.3	1.9
	$2.3	$73.9	$76.2	$(4.4)	$10.3	$5.9

	Six months ended
	6/30/2025			6/30/2024
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(0.3)	$(4.6)	$(4.9)	$(1.5)	$(3.4)	$(4.9)
Net investment income (loss) reflected in non-operating income (loss)	17.5	93.0	110.5	29.7	51.1	80.8
Impact on income before taxes	$17.2	$88.4	$105.6	$28.2	$47.7	$75.9

Net income (loss) attributable to T. Rowe Price Group, Inc.	$12.4	$27.7	$40.1	$22.8	$31.6	$54.4
Net income (loss) attributable to redeemable non-controlling interests	4.8	60.7	65.5	5.4	16.1	21.5
	$17.2	$88.4	$105.6	$28.2	$47.7	$75.9

The operating expenses of the consolidated investment products are reflected in general, administrative and other expenses. In preparing our unaudited consolidated financial statements, we eliminated operating expenses of $1.4 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively, against the investment advisory and administrative fees earned from these products. Operating expenses eliminated for the six months ended June 30, 2025 and 2024, were $2.8 million and $1.7 million, respectively. The net investment income (loss) reflected in non-operating income (loss) includes dividend and interest income as well as realized and unrealized gains and losses on the underlying securities held by the consolidated investment products.

The table below details the impact of these consolidated investment products on the individual lines of our unaudited consolidated statements of cash flows for the six months ended June 30, 2025 and 2024.

	Six months ended
	6/30/2025			6/30/2024
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Net cash provided by (used in) operating activities	$(161.6)	$(144.4)	$(306.0)	$(111.4)	$(32.2)	$(143.6)
Net cash provided by (used in) investing activities	0.5	(1.6)	(1.1)	(12.4)	(0.7)	(13.1)
Net cash provided by (used in) financing activities	155.1	161.6	316.7	119.5	35.0	154.5
Effect of exchange rate changes on cash and cash equivalents of consolidated investment products	—	(1.1)	(1.1)	—	(1.1)	(1.1)
Net change in cash and cash equivalents during period	(6.0)	14.5	8.5	(4.3)	1.0	(3.3)
Cash and cash equivalents at beginning of year	7.2	55.9	63.1	25.7	51.5	77.2
Cash and cash equivalents at end of period	$1.2	$70.4	$71.6	$21.4	$52.5	$73.9

For the six months ended June 30, 2025, the net cash provided by (used in) financing activities includes $111.6 million of net subscriptions we made into the consolidated investment products, net of dividends received. For the six months ended June 30, 2024, the net cash provided by (used in) financing activities included $16.4 million of net redemptions we made from the consolidated investment products, net of dividends received. These cash flows were eliminated in consolidation.

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
Level 3 – unobservable inputs reflecting our own assumptions based on the best information available. The inputs into the determination of fair value require significant management judgment or estimation. Investments in this category generally include investments for which there is not an actively-traded market. There are no Level 3 investments at June 30, 2025 and December 31, 2024.

These levels are not necessarily an indication of the risk or liquidity associated with these investment holdings. The following table summarizes the investment holdings held by our consolidated investment products using fair value measurements determined based on the differing levels of inputs.

	6/30/2025		12/31/2024
(in millions)	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents	$0.9	$—	$6.3	$—
Equity securities	337.0	284.5	452.3	285.4
Fixed income securities	—	1,207.6	—	1,173.5
Other investments	1.0	18.9	1.6	23.4
	$338.9	$1,511.0	$460.2	$1,482.3

Liabilities	$(0.9)	$(14.9)	$(1.7)	$(14.5)

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS.

Goodwill and intangible assets consist of the following:

(in millions)	6/30/2025	12/31/2024
Goodwill	$2,642.8	$2,642.8
Indefinite-lived intangible asset - trade name	86.0	86.0
Indefinite-lived intangible asset - investment advisory agreement	62.3	65.6
Definite-lived intangible assets - investment advisory agreements	168.6	216.5
Total	$2,959.7	$3,010.9

Amortization and impairment expense for the definite-lived intangible assets was $23.5 million and $47.9 million for the three- and six- months ended June 30, 2025, respectively. For the three- and six- months ended June 30, 2024, amortization and impairment expense for the definite-lived intangible assets was $27.2 million and $52.7 million, respectively. Estimated amortization expense for the definite-lived intangible assets for the five succeeding years is as follows:

(in millions)
Remaining 2025	$41.4
2026	55.9
2027	39.1
2028	11.8
2029	8.8

We evaluate the carrying amount of goodwill and indefinite-lived intangible assets for possible impairment on an annual basis in the fourth quarter or if triggering events occur that require us to evaluate for impairment earlier. No triggering event occurred for goodwill in 2025, while we recorded an immaterial impairment related to the indefinite-lived investment advisory agreement intangible asset for the three months ended June 30, 2025.

NOTE 7 – LONG-TERM INCENTIVE COMPENSATION.

STOCK OPTIONS.

The following table summarizes the status of, and changes in, our stock options during the six months ended June 30, 2025.

	Options	Weighted- average exercise price
Outstanding at December 31, 2024	661,377	$73.76
Exercised	(367,630)	$76.88
Expired	(1,560)	$79.71
Outstanding and exercisable at June 30, 2025	292,187	$69.81

RESTRICTED SHARES AND STOCK UNITS.

The following table summarizes the status of, and changes in, our nonvested restricted stock units during the six months ended June 30, 2025.

	Restricted stock units	Weighted-average fair value
Nonvested at December 31, 2024	6,001,579	$124.73
Time-based grants	21,511	$99.77
Vested	(21,304)	$124.40
Forfeited	(122,769)	$126.89
Nonvested at June 30, 2025	5,879,017	$124.60

Nonvested at June 30, 2025 includes performance-based restricted stock units of 359,941. These nonvested performance-based restricted stock units include 102,345 units for which the performance period has lapsed, and the performance threshold has been met.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense to be recognized over the remaining vesting periods of the stock-based awards outstanding at June 30, 2025. Estimated future compensation expense will change to reflect future grants of restricted stock awards and units, future option grants, changes in the probability of performance thresholds being met, and adjustments for actual forfeitures.

(in millions)
Third quarter 2025	$51.0
Fourth quarter 2025	44.3
2026	99.3
2027 through 2030	66.4
Total	$261.0
RESTRICTED FUND UNITS.

Below is a roll forward of the restricted fund units liability which is reported in deferred compensation liabilities on the unaudited consolidated balance sheet.

(in millions)
Balance at December 31, 2024	$14.7
Amortization of grant date value	22.9
Amortization of market appreciation (depreciation)	2.3
Balance at June 30, 2025	$39.9

The following table presents the compensation expense to be recognized over the remaining vesting periods of the restricted fund units outstanding at June 30, 2025. Estimated future compensation expense will change to reflect future grants, changes in the market value of the restricted fund units which is based on selected hypothetical investments, and adjustments for actual forfeitures. The grants outstanding will vest by 2029.

(in millions)
Third quarter 2025	$11.7
Fourth quarter 2025	9.6
2026	24.1
2027 through 2029	22.6
Total	$68.0

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

	Three months ended		Six months ended
(in millions)	6/30/2025	6/30/2024	6/30/2025	6/30/2024
Net income attributable to T. Rowe Price Group, Inc.	$505.2	$483.4	$995.7	$1,057.2
Less: net income allocated to outstanding restricted stock and stock unit holders	12.4	12.9	24.8	28.7
Net income allocated to common stockholders	$492.8	$470.5	$970.9	$1,028.5

Weighted-average common shares
Outstanding	220.2	223.0	221.3	223.3
Outstanding assuming dilution	220.4	223.5	221.5	223.8

NOTE 9 – OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS.

The changes in currency translation adjustments included in accumulated other comprehensive income (loss) for the three months ended June 30, 2025 and 2024 are presented in the table below.

	Three months ended 6/30/2025			Three months ended 6/30/2024
(in millions)	Equity method investments	Consolidated investment products - variable interest entities	Total currency translation adjustments	Equity method investments	Consolidated investment products - variable interest entities	Total currency translation adjustments
Balances at beginning of period	$(53.2)	$1.3	$(51.9)	$(50.9)	$1.3	$(49.6)
Other comprehensive income (loss) before reclassifications and income taxes	0.8	11.9	12.7	(0.6)	1.4	0.8
Reclassification adjustments recognized in non-operating income	—	(3.1)	(3.1)	—	—	—
	0.8	8.8	9.6	(0.6)	1.4	0.8
Net deferred tax benefits (income taxes)	(0.1)	(2.2)	(2.3)	—	(0.4)	(0.4)
Other comprehensive income (loss)	0.7	6.6	7.3	(0.6)	1.0	0.4
Balances at end of period	$(52.5)	$7.9	$(44.6)	$(51.5)	$2.3	$(49.2)
The other comprehensive income (loss) in the table above excludes other comprehensive gains of $7.9 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively, related to redeemable non-controlling interests held in our consolidated products.

The changes in each component of accumulated other comprehensive loss, including reclassification adjustments for the six months ended June 30, 2025 and 2024, are presented in the table below.

	Six months ended 6/30/2025			Six months ended 6/30/2024
(in millions)	Equity method investments	Consolidated investment products - variable interest entities	Total currency translation adjustments	Equity method investments	Consolidated investment products - variable interest entities	Total currency translation adjustments
Balances at beginning of period	$(49.5)	$(2.2)	$(51.7)	$(51.9)	$4.4	$(47.5)
Other comprehensive income (loss) before reclassifications and income taxes	(3.5)	16.5	13.0	0.5	(2.6)	(2.1)
Reclassification adjustments recognized in non-operating income	—	(3.1)	(3.1)	—	—	—
	(3.5)	13.4	9.9	0.5	(2.6)	(2.1)
Net deferred tax benefits (income taxes)	0.5	(3.3)	(2.8)	(0.1)	0.5	0.4
Other comprehensive income (loss)	(3.0)	10.1	7.1	0.4	(2.1)	(1.7)
Balances at end of period	$(52.5)	$7.9	$(44.6)	$(51.5)	$2.3	$(49.2)

The other comprehensive income (loss) in the table above excludes net gains of $11.0 million for the 2025 period and net losses of $1.2 million for the 2024 period of other comprehensive income (loss) related to redeemable non-controlling interests held in our consolidated products.

NOTE 10 – SEGMENT REPORTING.

We have one reportable segment: investment management services. We derive our revenue and net income globally and manage business activities on a consolidated basis.

We derive our revenues and net income from investment advisory services provided to individual and institutional investors. We also provide certain ancillary administrative services, including mutual fund transfer agent, fund and portfolio accounting, distribution, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; and other advisory services. Our revenues and net income depend largely on the total value and composition of our assets under management, as such, the consideration for our services is generally variable and recognized over time.

Our chief operating decision maker (CODM) is the chief executive officer. The CODM utilizes consolidated net income attributable to T. Rowe Price as reported on the consolidated income statement and certain non-GAAP metrics to assess performance and allocate resources. Based on these metrics, the CODM decides either to reinvest profits into the business based on our strategic priorities and/or return cash to stockholders through dividends and share repurchases.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES.

COMMITMENTS.

T. Rowe Price Group, Inc. has committed $330 million for investment in future OHA product launches through 2026.

CONTINGENCIES.

Contingent Consideration

As part of the purchase consideration for our acquisition of OHA in December 2021, there is contingent consideration in the amount of up to $900 million, payable in cash, that may be due as part of an earnout payment in 2026 and 2027 upon satisfying or exceeding certain defined revenue targets. These defined revenue targets will be evaluated on a cumulative basis from 2022 through 2026. About 22% of the earnout is conditioned upon continued service with T. Rowe Price Group, Inc. and was excluded from the purchase consideration and deemed compensatory. The fair value of the earnout is remeasured each reporting period and was valued at zero as of June 30, 2025 and December 31, 2024.

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

Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries (the Company) as of June 30, 2025, the related consolidated statements of income, comprehensive income, and stockholders’ equity for the three-month and six- month periods ended June 30, 2025 and 2024, the related consolidated statements of cash flows for the six-month periods ended June 30, 2025 and 2024, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
August 1, 2025

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW.

Our revenues and net income are derived primarily from investment advisory services provided globally to individual and institutional investors in a broad range of investment solutions across equity, fixed income, multi-asset, and alternatives capabilities. We also provide certain investment advisory clients with related administrative services, including distribution, mutual fund transfer agent, accounting, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; brokerage; trust services; and non-discretionary advisory services.

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

The investment management industry is evolving, facing challenging trends such as passive investments taking market share from traditional active strategies; continued downward fee pressure; demand for new investment vehicles to meet client needs; and an ever-changing regulatory landscape. In this regard, we have ample liquidity and resources that allow us to take advantage of attractive growth opportunities. Furthermore, we have developed a broad and ongoing plan to align our expense growth with anticipated revenue growth. As a result, we have initiated certain actions to reduce expense growth, realign resources, and invest in existing and future capabilities, while also helping to offset ongoing inflationary pressures on compensation and contractual spending. These investments include hiring investment professionals, distribution professionals, adopting new technologies, and offering new products to provide our clients with strong investment management expertise and services.

MARKET TRENDS.

Major U.S. stock market indexes rose in the second quarter. Equities plunged at the beginning of April in response to the U.S. reciprocal tariffs. However, the market rallied starting April 9, when the U.S. declared a 90-day pause on these tariffs for many countries. Equities continued to rise throughout May and June, as the U.S. and China agreed to a 90-day reduction in reciprocal and retaliatory tariffs while negotiating a trade deal. Stocks also overcame a short-lived spike in oil prices in June and a multi-day exchange of missile and drone attacks between Israel and Iran. As the quarter ended, investors were optimistic that trade deals with U.S. trading partners would be announced soon and hopeful that the Federal Reserve would resume lowering interest rates at some point in the months ahead.

Developed non-U.S. equity markets outperformed U.S. shares in U.S. dollar terms. In Europe, equity markets were broadly positive, helped in part by short-term interest rate cuts. UK shares lagged. Developed Asian markets were also broadly positive in dollar terms, with Japanese stocks gaining more than 11%.

Stocks in emerging markets also outperformed U.S. stocks in U.S. dollar terms. In the emerging Europe, Middle East, and Africa (EMEA) region, markets were broadly positive in dollar terms, though stocks in Türkiye (Turkey) lagged with a 3% gain. In emerging Asia, markets were also broadly positive in dollar terms. Equities in South Korea and Taiwan far outperformed the region, while Chinese stocks trailed with modest gains. In Latin America, markets were mostly positive in dollar terms.

Returns of several major equity market indexes were as follows:

	Three months ended	Six months ended
Index	6/30/2025	6/30/2025
S&P 500 Index	10.9%	6.2%
NASDAQ Composite Index(1)	17.8%	5.5%
Russell 2000 Index	8.5%	(1.8)%
MSCI EAFE (Europe, Australasia, and Far East) Index	12.1%	19.9%
MSCI Emerging Markets Index	12.2%	15.6%
 (1) Returns exclude dividends

Global bond returns were mostly positive in the second quarter of 2025. In the U.S., Treasury bill yields were little changed, as the Federal Reserve kept the federal funds target rate in the 4.25% to 4.50% range. Intermediate-term U.S. Treasury yields generally declined, but the 10-year U.S. Treasury note yield increased from 4.23% to 4.24%. The 30-year U.S. Treasury bond yield increased to a greater degree amid concerns about U.S. debts and budget deficits, and as Moody’s downgraded U.S. sovereign debt from AAA to AA1 in May.

In the investment-grade universe, sector performance was broadly positive. Non-agency commercial mortgage-backed securities and corporate bonds performed best, while asset-backed and mortgage-backed securities produced milder gains. Treasuries lagged. Tax-free municipal bonds trailed the broad taxable bond market, but high yield corporate bonds produced strong gains and outperformed investment-grade bonds.

Bonds in developed non-U.S. markets produced positive returns in U.S. dollar terms in the second quarter, as major non-U.S. currencies appreciated versus the U.S. dollar. In the eurozone, longer-term bond yields declined in many countries, as the European Central Bank (ECB) reduced its benchmark interest rates twice in the second quarter. In the UK, longer-term bond yields also decreased, as the Bank of England reduced its benchmark interest rate, the Bank Rate, from 4.50% to 4.25% in May. The euro rose more than 8% versus the U.S. dollar, while the British pound rose about 6%. In Japan, long-term government bond yields were little changed, as the Bank of Japan kept its benchmark interest rate at 0.50%. The yen rose about 3.5% versus the U.S. dollar. Emerging markets bonds produced positive returns in U.S. dollar terms. Bonds denominated in local currencies strongly outperformed dollar-denominated bonds in U.S. dollar terms, as most developing markets currencies appreciated versus the dollar.

Returns of several major bond market indexes were as follows:

	Three months ended	Six months ended
Index	6/30/2025	6/30/2025
Bloomberg U.S. Aggregate Bond Index	1.2%	4.0%
JPMorgan Global High Yield Index	3.3%	4.3%
Bloomberg Municipal Bond Index	(0.1)%	(0.4)%
Bloomberg Global Aggregate Ex-U.S. Dollar Bond Index	7.3%	10.0%
JPMorgan Emerging Markets Bond Index Plus	4.0%	6.2%
ICE Bank of America U.S. High Yield Index	3.6%	4.6%
S&P UBS Leveraged Loan Index	2.3%	3.0%

ASSETS UNDER MANAGEMENT.

Assets under management ended the second quarter of 2025 at $1,676.8 billion, an increase of $110.5 billion from March 31, 2025. The increase in assets under management during the second quarter of 2025 was driven by market appreciation and income, net of distributions not reinvested, of $125.4 billion, offset by net cash outflows of $14.9 billion.

For the six months ended June 30, 2025, the increase in assets under management was driven by market appreciation, net of distributions not reinvested, of $93.7 billion, offset by net cash outflows of $23.5 billion.

The following tables detail changes in our assets under management, by asset class, during the three- and six-month periods ended June 30, 2025:

	Three months ended 6/30/2025					Six months ended 6/30/2025
(in billions)	Equity	Fixed income, including money market	Multi-asset(1)	Alternatives(2)	Total	Equity	Fixed income, including money market	Multi-asset(1)	Alternatives(2)	Total
Assets under management at beginning of period	$773.4	$195.7	$544.4	$52.8	$1,566.3	$829.7	$188.1	$536.0	$52.8	$1,606.6

Net cash flows prior to manager-driven distributions	(18.1)	1.2	0.9	1.8	(14.2)	(37.3)	6.6	6.4	2.2	(22.1)
Manager-driven distributions	—	—	—	(0.7)	(0.7)	—	—	—	(1.4)	(1.4)
Net cash flows	(18.1)	1.2	0.9	1.1	(14.9)	(37.3)	6.6	6.4	0.8	(23.5)
Net market appreciation (depreciation) and income(3)	83.2	3.4	38.0	0.8	125.4	46.1	5.6	40.9	1.1	93.7
Change during the period	65.1	4.6	38.9	1.9	110.5	8.8	12.2	47.3	1.9	70.2
Assets under management at June 30, 2025	$838.5	$200.3	$583.3	$54.7	$1,676.8	$838.5	$200.3	$583.3	$54.7	$1,676.8
(1)    The underlying assets under management of the multi-asset portfolios have been aggregated and presented in this category and not reported in the equity and fixed income columns.
(2) The alternatives asset class includes strategies authorized to invest more than 50% of its holdings in private credit, leveraged loans, mezzanine, real assets/CRE, structured products, stressed / distressed, non-investment grade CLOs, special situations, or have absolute return as its investment objective. Generally, only those strategies with longer than daily liquidity are included. Unfunded capital commitments were $18.6 billion at June 30, 2025, $17.1 billion at March 31, 2025, and $16.2 billion at December 31, 2024, and are not reflected in fee basis AUM above.
(3) Includes net distributions not reinvested for the three- and six-month periods ended June 30, 2025 of $0.4 billion and $0.9 billion, respectively.

Investment advisory clients outside the United States account for 8.7% of our assets under management at June 30, 2025, 8.7% at March 31, 2025, and 8.8% at December 31, 2024.

Assets under management in our target date retirement portfolios, which are included in the multi-asset totals shown above, were $520.3 billion at June 30, 2025, $484.2 billion at March 31, 2025, and $475.6 billion at December 31, 2024. Net flows into these portfolios were $1.7 billion and $8.0 billion in the three- and six-month periods ended June 30, 2025, respectively.

We also provide strategic investment advice solutions to certain portfolios. These advice solutions, primarily overseen by our multi-asset division, may include strategic asset allocation, and in certain portfolios, asset selection and/or tactical asset allocation overlays. We also offer advice solutions through retail separately managed accounts and separately managed accounts model delivery. As of June 30, 2025, total assets in these solutions were $623 billion, of which $592 billion are included in our reported assets under management in the tables above.

We provide participant accounting and plan administration for retirement plans that primarily invest in the firm's U.S. mutual funds, collective investment trusts and funds outside of the firm's complex. As of June 30, 2025, our assets under administration were $302 billion, of which $170 billion are assets we manage.

INVESTMENT PERFORMANCE.(1)

Strong investment performance and brand awareness is a key driver to attracting and retaining assets—and to our long-term success. Our performance disclosures include specific asset classes, assets under management weighted performance, U.S. fund performance against passive peers, and composite performance against benchmarks. The following tables present investment performance for the one-, three-, five-, and 10-years ended June 30, 2025. Past performance is not a reliable indicator of future performance.

% of U.S. funds that outperformed Morningstar median(2),(3)
	1 year	3 years	5 years	10 years
Equity	31%	47%	48%	57%
Fixed Income	53%	60%	55%	65%
Multi-Asset	25%	57%	47%	65%
All Funds	35%	54%	50%	62%

% of U.S. funds that outperformed passive peer median(2),(4)
	1 year	3 years	5 years	10 years
Equity	29%	43%	45%	45%
Fixed Income	33%	52%	68%	62%
Multi-Asset	8%	49%	47%	43%
All Funds	22%	48%	52%	49%

% of composites that outperformed benchmarks(5)
	1 year	3 years	5 years	10 years
Equity	17%	34%	28%	54%
Fixed Income	54%	53%	61%	69%
All Composites	33%	42%	41%	60%

AUM Weighted Performance
% of U.S. funds AUM that outperformed Morningstar median(2),(3)
	1 year	3 years	5 years	10 years
Equity	48%	59%	50%	73%
Fixed Income	69%	76%	72%	84%
Multi-Asset	10%	79%	76%	93%
All Funds	41%	65%	58%	78%

% of U.S. funds AUM that outperformed passive peer median(2),(4)
	1 year	3 years	5 years	10 years
Equity	24%	50%	26%	48%
Fixed Income	47%	72%	91%	74%
Multi-Asset	0%	68%	68%	93%
All Funds	20%	56%	41%	60%

% of composites AUM that outperformed benchmarks(5)
	1 year	3 years	5 years	10 years
Equity	17%	48%	26%	39%
Fixed Income	56%	47%	67%	50%
All Composites	24%	48%	33%	41%

As of June 30, 2025, 67 of 142 (47.2%) of the firm's rated U.S. mutual funds (across primary share classes) received an overall rating of 4 or 5 stars. By comparison, 32.5% of Morningstar's fund population is given a rating of 4 or 5 stars(6). In addition, 58%(6) of AUM in the firm's rated U.S. mutual funds (across primary share classes) ended June 30, 2025 with an overall rating of 4 or 5 stars.

(1) The investment performance reflects that of T. Rowe Price U.S. mutual funds, ETFs, and composites.
(2) Source: © 2025 Morningstar, Inc. All rights reserved. The information contained herein: 1) is proprietary to Morningstar and/or its content providers; 2) may not be copied or distributed; and 3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information.
(3) Source: Morningstar. Primary share class only. Excludes money market mutual funds, funds with an operating history of less than one year, T. Rowe Price passive funds, and T. Rowe Price funds that are clones of other funds. The top chart reflects the percentage of T. Rowe Price funds with 1 year, 3 year, 5 year, and 10 year track record that outperformed the Morningstar category median. The bottom chart reflects the percentage of T. Rowe Price funds AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $327B for 1 year, $320B for 3 years, $318B for 5 years, and $317B for 10 years.
(4) Passive Peer Median was created by T. Rowe Price using data from Morningstar. Primary share class only. Excludes money market mutual funds, funds with an operating history of less than one year, funds with fewer than three peers, T. Rowe Price passive funds, and T. Rowe Price funds that are clones of a retail fund. This analysis compares T. Rowe Price active funds with the applicable universe of passive/index open-end funds and ETFs of peer firms. The top chart reflects the percentage of T. Rowe Price funds with 1 year, 3 year, 5 year, and 10 year track record that outperformed the passive peer universe. The bottom chart reflects the percentage of T. Rowe Price funds AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $275B for 1 year, $264B for 3 years, $262B for 5 years, and $254B for 10 years.
(5)Composite net returns are calculated using the highest applicable separate account fee schedule. Excludes money market composites. All composites compared to official GIPS composite primary benchmark. The top chart reflects the percentage of T. Rowe Price composites with 1 year, 3 year, 5 year, and 10 year track record that are outperforming their benchmarks. The bottom chart reflects the percentage of T. Rowe Price composite AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $1,486B for 1 year, $1,480B for 3 years, $1,475B for 5 years, and $1,429B for 10 years.
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

RESULTS OF OPERATIONS.

The following table and discussion sets forth information regarding our consolidated financial results for the three- and six-month periods ended June 30, 2025 and 2024 on a U.S. GAAP and a non-GAAP basis. The non-GAAP basis adjusts for the impact of our consolidated investment products, the impact of market movements on the deferred compensation liabilities and related economic hedges, investment income related to certain other investments, acquisition-related amortization and costs, impairment charges, and certain nonrecurring charges and gains, if any.

	Three months ended		Q2 2025 vs. Q2 2024		Six months ended		YTD 2025 vs. YTD 2024
(in millions, except per-share data)	6/30/2025	6/30/2024	$ change	% change(1)	6/30/2025	6/30/2024	$ change	% change(1)
U.S. GAAP basis
Investment advisory fees(2)	$1,567.6	$1,568.8	$(1.2)	(0.1)%	$3,166.0	$3,105.2	$60.8	2.0%
Performance-based advisory fees(2)	$6.4	$16.8	$(10.4)	(61.9)%	$16.8	$34.4	$(17.6)	(51.2)%
Capital allocation-based income(3)	$(0.4)	$0.1	$(0.5)	n/m	$(1.6)	$47.2	$(48.8)	n/m
Net revenues	$1,723.3	$1,733.3	$(10.0)	(0.6)%	$3,487.2	$3,483.5	$3.7	0.1%
Operating expenses	$1,245.0	$1,168.6	$76.4	6.5%	$2,412.6	$2,332.2	$80.4	3.4%
Net operating income	$478.3	$564.7	$(86.4)	(15.3)%	$1,074.6	$1,151.3	$(76.7)	(6.7)%
Non-operating income (loss)	$235.5	$80.3	$155.2	n/m	$306.2	$269.2	$37.0	13.7%
Net income to T. Rowe Price Group	$505.2	$483.4	$21.8	4.5%	$995.7	$1,057.2	$(61.5)	(5.8)%
Diluted earnings per common share	$2.24	$2.11	$0.13	6.2%	$4.38	$4.60	$(0.22)	(4.8)%
Weighted average common shares outstanding assuming dilution	220.4	223.5	(3.1)	(1.4)%	221.5	223.8	(2.3)	(1.0)%

Adjusted basis(4)
Operating expenses	$1,147.2	$1,105.8	$41.4	3.7%	$2,282.3	$2,177.2	$105.1	4.8%
Operating expenses, excluding accrued carried interest related compensation	$1,133.9	$1,097.3	$36.6	3.3%	$2,265.1	$2,150.2	$114.9	5.3%
Net operating income	$614.4	$654.9	$(40.5)	(6.2)%	$1,255.0	$1,347.3	$(92.3)	(6.9)%
Non-operating income (loss)	$47.1	$34.7	$12.4	35.7%	$82.6	$63.2	$19.4	30.7%
Net income to T. Rowe Price Group	$506.8	$519.7	$(12.9)	(2.5)%	$1,016.1	$1,068.2	$(52.1)	(4.9)%
Diluted earnings per common share	$2.24	$2.26	$(0.02)	(0.9)%	$4.47	$4.64	$(0.17)	(3.7)%

Assets under management (AUM) (in billions)
Average AUM	$1,588.8	$1,534.0	$54.8	3.6%	$1,604.5	$1,509.2	$95.3	6.3%
Ending AUM	$1,676.8	$1,569.1	$107.7	6.9%	$1,676.8	$1,569.1	$107.7	6.9%

Investment advisory annualized effective fee rate (EFR) (in bps)
EFR without performance-based fees	39.6	41.1	(1.5)	(3.6)%	39.8	41.4	(1.6)	(3.9)%
EFR with performance-based fees	39.7	41.6	(1.9)	(4.6)%	40.0	41.8	(1.8)	(4.3)%
(1) n/m - the percentage change is not meaningful.
(2) 2024 performance-based advisory fees are reported separately from investment advisory fees to align with the presentation in 2025.
(3) Capital allocation-based income represents the change in accrued carried interest.
(4) See the reconciliation to the comparable U.S. GAAP measures at the end of the Results of Operations section of this Management’s Discussion and Analysis.

Results Overview - Quarter ended June 30, 2025

Net revenues consist of investment advisory revenues; performance-based advisory fees; administrative, distribution, services, and other fees; and capital allocation-based income. More than 90% of our net revenues are related to investment advisory fees. Total net revenues were $1,723.3 million in the second quarter of 2025, a 0.6% decrease compared to $1,733.3 million in the 2024 quarter. The decrease was primarily driven by a decrease in performance-based advisory fees.

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

Operating expenses on a U.S. GAAP basis were $1,245.0 million in the second quarter of 2025, a 6.5% increase over the comparable 2024 period. On a non-GAAP basis, operating expenses were $1,147.2 million, a 3.7% increase over the comparable 2024 period.

Compared to the second quarter of 2024, over 65% of the increase in U.S. GAAP operating expenses was due to increases in deferred compensation liabilities from higher markets. Additionally, higher compensation and related benefits, as well as increased technology, occupancy, and facilities costs, contributed to the rise in U.S. GAAP operating expenses and were the main drivers of the increase in non-GAAP operating expenses over the 2024 quarter. As mentioned earlier, we exclude the market-related impacts on deferred compensation liabilities from our non-GAAP operating expenses measures because these liabilities are economically hedged.

Operating margin in the second quarter of 2025 was 27.8% on a U.S. GAAP basis, compared to 32.6% earned in the second quarter of 2024. The decrease was driven by operating expense growth outpacing net revenue growth primarily due to higher market-related increases in deferred compensation liabilities.

Diluted earnings per share was $2.24 for the second quarter of 2025 compared to $2.11 for the second quarter of 2024. The increase was primarily driven by higher investment gains partially offset by lower operating income compared to the 2024 period. A lower effective tax rate and fewer weighted average shares outstanding also contributed to the increase.

On a non-GAAP basis, diluted earnings per share was $2.24 for the second quarter of 2025 as compared to $2.26 for the second quarter of 2024. The decrease was primarily due to lower adjusted operating income partially offset by a lower adjusted tax rate and higher adjusted investment gains compared to the 2024 period.

Results Overview - Year-to-Date ended June 30, 2025
Net revenues consist of investment advisory revenues; performance-based advisory fees; administrative, distribution, services, and other fees; and capital allocation-based income. More than 90% of our net revenues for the six months ended June 30, 2025 are related to investment advisory fees. Total net revenues were $3,487.2 million in the six months ended June 30, 2025, a 0.1% increase over $3,483.5 million in the 2024 period. The increase was primarily driven by a 2.0% increase in investment advisory fee revenue as average assets under management increased by 6.3% and a $9.3 million increase in non-advisory revenues, partially offset by a $48.8 million decrease in capital allocation-based income (change in accrued carried interest) earned from investments in certain affiliated funds and a $17.6 million decrease in performance-based advisory fees.

Operating expenses were $2,412.6 million in the six months ended June 30, 2025, compared with $2,332.2 million in the 2024 period. On a non-GAAP basis, our operating expenses for the six months ended June 30, 2025, increased 4.8% to $2,282.3 million compared to the 2024 period.

Compared to the six months ended June 30, 2024, the increase in U.S. GAAP and non-GAAP operating expenses was mainly due to higher technology and facility costs, compensation and related benefits costs, distribution and servicing costs, and general, administrative and other costs.

Operating margin in the six months ended June 30, 2025 was 30.8% on a U.S. GAAP basis, compared to 33.1% earned in the 2024 period. The decrease was primarily driven by operating expense growth outpacing net revenue growth.

Diluted earnings per share was $4.38 for the six months ended June 30, 2025, compared to $4.60 for 2024 period. On a non-GAAP basis, adjusted diluted earnings per share was $4.47 for the six months ended June 30, 2025, compared to $4.64 for the 2024 period. The decreases were primarily due to lower operating income partially offset by higher investment gains.

Net revenues

	Three months ended		Q2 2025 vs. Q2 2024		Six months ended		YTD 2025 vs. YTD 2024
(in millions)	6/30/2025	6/30/2024	$ change	% change(1)	6/30/2025	6/30/2024	$ change	% change(1)
Investment advisory fees(2)
Equity	$923.6	$947.5	$(23.9)	(2.5)%	$1,882.8	$1,880.0	$2.8	0.1%
Fixed income, including money market	105.5	100.2	5.3	5.3%	209.1	200.4	8.7	4.3%
Multi-asset	455.9	444.8	11.1	2.5%	910.6	874.5	36.1	4.1%
Alternatives	82.6	76.3	6.3	8.3%	163.5	150.3	13.2	8.8%
	1,567.6	1,568.8	(1.2)	(0.1)%	3,166.0	3,105.2	60.8	2.0%

Performance-based advisory fees(2)	6.4	16.8	(10.4)	(61.9)%	16.8	34.4	(17.6)	(51.2)%
Capital allocation-based income
Change in accrued carried interest	36.5	27.0	9.5	35.2%	45.7	86.5	(40.8)	(47.2)%
Acquisition-related amortization and impairments	(36.9)	(26.9)	(10.0)	37.2%	(47.3)	(39.3)	(8.0)	20.4%
	(0.4)	0.1	(0.5)	n/m	(1.6)	47.2	(48.8)	n/m

Administrative, distribution, services, and other fees
Administrative fees	128.7	125.6	3.1	2.5%	263.4	253.0	10.4	4.1%
Distribution and servicing fees	21.0	22.0	(1.0)	(4.5)%	42.6	43.7	(1.1)	(2.5)%
	149.7	147.6	2.1	1.4%	306.0	296.7	9.3	3.1%
Net revenues	$1,723.3	$1,733.3	$(10.0)	(0.6)%	$3,487.2	$3,483.5	$3.7	0.1%

Average AUM (in billions):
Equity	$784.4	$790.4	$(6.0)	(0.8)%	$805.3	$780.4	$24.9	3.2%
Fixed income, including money market	198.0	174.8	23.2	13.3%	194.8	172.1	22.7	13.2%
Multi-asset	552.5	520.1	32.4	6.2%	551.1	508.6	42.5	8.4%
Alternatives	53.9	48.7	5.2	10.7%	53.3	48.1	5.2	10.8%
Average AUM	$1,588.8	$1,534.0	$54.8	3.6%	$1,604.5	$1,509.2	$95.3	6.3%

Investment advisory annualized effective fee rate (EFR) (in bps)
EFR without performance-based fees	39.7	41.6	(1.9)	(4.6)%	40.0	41.8	(1.8)	(4.3)%

EFR with performance-based fees	39.6	41.1	(1.5)	(3.6)%	39.8	41.4	(1.6)	(3.9)%
(1) n/m - the percentage change is not meaningful.
(2) 2024 performance-based advisory fees are reported separately from investment advisory fees to align with the 2025 presentation.

Investment advisory fees in the second quarter of 2025 decreased 0.1% over the comparable 2024 quarter while average assets under management increased $54.8 billion, or 3.6%, to $1,588.8 billion. For the six months ended June 30, 2025, investment advisory revenues increased 2.0% over the comparable 2024 period as average assets under management increased $95.3 billion, or 6.3%, to $1,604.5 billion.

The average annualized effective fee rate earned for the three- and six-month periods ended June 30, 2025 declined from the comparable 2024 periods as market movements and client flows and transfers shifted assets under management toward lower-fee asset classes and products.

Performance-based advisory fees in the second quarter of 2025 and 2024 were earned primarily from alternative strategies, and from equity and alternative strategies for the six months ended June 30, 2025 and 2024.

Capital allocation-based income includes the change in accrued carried interest along with acquisition-related amortization and impairments. In the second quarter of 2025, the change in accrued carried interest increased net revenues by $36.5 million compared to $27.0 million in the 2024 period. For the six months ended June 30, 2025, the change in accrued carried interest decreased net revenues by $45.7 million compared to $86.5 million for the 2024 period. The change in accrued carried interest for both the second quarter and six month periods compared to the 2024 periods was due to relative market impacts and performance.

A portion of the capital allocation-based income is passed through to certain associates as compensation and the related expense recognized in compensation and related costs with the unpaid amount reported as non-controlling interest on the unaudited consolidated balance sheets.

Administrative, distribution, services, and other fees in the second quarter of 2025 were $149.7 million, an increase of $2.1 million, or 1.4%, from the comparable 2024 quarter. For the six months ended June 30, 2025, these fees were $306.0 million, an increase of $9.3 million, or 3.1%, from the 2024 period. The increases for both periods were primarily due to higher average assets on which we earn revenue for non-discretionary advisory services and higher recordkeeping fees. For the second quarter of 2025, these increases were partially offset by the timing of costs to be reimbursed by the firm's U.S. mutual funds compared to the 2024 period. The offsetting expense is recognized in product and recordkeeping related costs.

Our net revenues reflect the elimination of advisory and administrative fee revenue earned from our consolidated investment products. The corresponding expenses recognized by these products, and consolidated in our financial statements, were also eliminated from operating expenses. For the second quarter, we eliminated net revenue of $1.4 million in 2025 and $0.5 million in 2024. For the six months ended June 30, we eliminated net revenue of $2.8 million in 2025 and $1.7 million in 2024.

Operating expenses

	Three months ended		Q2 2025 vs. Q2 2024		Six months ended		YTD 2025 vs. YTD 2024
(in millions)	6/30/2025	6/30/2024	$ change	% change(1)	6/30/2025	6/30/2024	$ change	% change(1)
Compensation, benefits and related costs	$648.8	$635.8	$13.0	2.0%	$1,306.7	$1,265.1	$41.6	3.3%
Acquisition-related retention agreements	14.1	13.1	1.0	7.6%	28.3	26.6	1.7	6.4%
Capital allocation-based income compensation	(1.5)	(2.4)	0.9	(37.5)%	(1.9)	10.8	(12.7)	n/m
Deferred compensation liabilities	66.3	14.6	51.7	n/m	59.1	67.6	(8.5)	(12.6)%
Total compensation and related costs	727.7	661.1	66.6	10.1%	1,392.2	1,370.1	22.1	1.6%
Distribution and servicing	92.5	87.7	4.8	5.5%	186.1	169.6	16.5	9.7%
Advertising and promotion	29.9	33.3	(3.4)	(10.2)%	56.0	58.6	(2.6)	(4.4)%
Product and recordkeeping related costs	74.8	73.0	1.8	2.5%	158.6	148.0	10.6	7.2%
Technology, occupancy, and facility costs	179.4	160.9	18.5	11.5%	347.0	310.8	36.2	11.6%
General, administrative, and other	109.5	108.7	0.8	0.7%	212.8	201.3	11.5	5.7%
Acquisition-related amortization and impairment costs	31.2	43.9	(12.7)	(28.9)%	59.9	73.8	(13.9)	(18.8)%
Total operating expenses	$1,245.0	$1,168.6	$76.4	6.5%	$2,412.6	$2,332.2	$80.4	3.4%

Total adjusted operating expenses (2)	$1,147.2	$1,105.8	$41.4	3.7%	$2,282.3	$2,177.2	$105.1	4.8%
(1) n/m - The percentage change is not meaningful.
(2) See the reconciliation to the comparable U.S. GAAP measures at the end of the Results of Operations section of this Management’s Discussion and Analysis.

Compensation, benefits, and related costs were $648.8 million in the second quarter of 2025, an increase of $13.0 million, or 2.0%, compared to the 2024 quarter. For the six months ended June 30, 2025, these costs were $1,306.7 million, an increase of $41.6 million, or 3.3%, compared to the 2024 period. The increases in both periods were primarily due to higher salaries and related benefits, as base salaries modestly increased in January 2024 and we saw higher healthcare costs, and higher stock-based compensation. These increases were partially offset by lower other employee related costs compared to the 2024 periods. For the second quarter of 2025, a lower bonus accrual also partially offset the increase compared to the 2024 period.

The firm employed 8,063 associates at June 30, 2025, a decrease of 0.3% from 8,084 associates at March 31, 2025, a decrease of 1.2% from the end of 2024, and an increase of 1.7% from June 30, 2024.

Distribution and servicing costs were $92.5 million for the second quarter of 2025, an increase of $4.8 million, or 5.5%, from $87.7 million recognized in the 2024 quarter. For the six months ended June 30, 2025, these costs were $186.1 million, an increase of $16.5 million, or 9.7%, from $169.6 million recognized in the comparable 2024 period. The increases in both periods were primarily driven by higher average assets under management distributed through intermediaries.

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

Product and recordkeeping related costs were $74.8 million in the second quarter of 2025, an increase of $1.8 million, or 2.5%, compared to $73.0 million in the 2024 quarter. For the six months ended June 30, 2025, these costs were $158.6 million, an increase of $10.6 million, or 7.2%, from $148.0 million recognized in the comparable 2024 period. The increases in both periods were primarily due to higher custody fees related to our trust products and recordkeeping fees.

Technology, occupancy, and facility costs were $179.4 million in the second quarter of 2025, an increase of $18.5 million, or 11.5%, compared to the $160.9 million recognized in the 2024 quarter. For the six months ended June 30, 2025, these costs were $347.0 million, an increase of $36.2 million, or 11.6%, compared with the 2024 period. The increases in both periods were primarily due to higher technology costs, including hosted solutions and depreciation. Also contributing to the increase was higher occupancy and facility costs related to the firm’s new corporate headquarters, which was occupied in March 2025, and a non-recurring cost benefit related to the firm's UK facility in the first quarter of 2024.

General, administrative, and other expenses were $109.5 million in the second quarter of 2025, an increase of $0.8 million, or 0.7%, compared to the $108.7 million recognized in the 2024 quarter. For the six months ended June 30, 2025, these costs were $212.8 million, an increase of $11.5 million, or 5.7%, compared with the 2024 period. The increases in both periods were primarily due to higher professional fees and information services partially offset by lower external research fees.

Acquisition-related amortization and impairment costs primarily relate to the indefinite- and definite-lived intangible assets identified and separately recognized, at fair value, on acquisition date. For the second quarter of 2025, we recognized $31.2 million in amortization and impairments related to the definite and indefinite-lived intangible assets, compared to $43.9 million in the 2024 quarter. For the six months ended June 30, 2025, we recognized $59.9 million in amortization and impairments related to the definite and indefinite-lived intangible assets, compared to $73.8 million, in the 2024 period. The 2024 periods include impairments charges totaling $18.0 million on definite and indefinite-lived intangible assets. The decreases in both periods were primarily driven by lower impairment charges related to certain indefinite-lived intangible assets. If conditions that led us to recognize impairment charges worsen, additional impairments may be recognized in future periods.

Non-operating income (loss)

Non-operating income for the second quarter of 2025 was $235.5 million compared to $80.3 million in the 2024 quarter. The following table details the components of non-operating income for both the three- and six-month periods ended June 30, 2025 and 2024.

	Three months ended		Six months ended
(in millions)	6/30/2025	6/30/2024	6/30/2025	6/30/2024
Net gains (losses) from non-consolidated investment products
Cash and discretionary investments
Dividend income	$33.8	$33.6	$64.2	$61.4
Market-related gains (losses) and equity in earnings (losses)	13.3	0.1	17.5	0.3
Total cash and discretionary investments	47.1	33.7	81.7	61.7
Seed capital investments
Dividend income	0.2	0.3	0.4	0.3
Market-related gains (losses) and equity in earnings (losses)	36.8	15.3	25.5	38.8
Total seed capital investments	37.0	15.6	25.9	39.1
Total cash, discretionary, and seed investments	84.1	49.3	107.6	100.8
Net gains (losses) recognized upon deconsolidation	3.1	—	3.1	—
Investments used to hedge the deferred compensation liabilities	70.5	14.8	59.8	64.5
Total net gains (losses) from non-consolidated investment products	157.7	64.1	170.5	165.3
Other investment income	8.2	13.9	27.3	34.2
Net gains (losses) on investments	165.9	78.0	197.8	199.5
Net gains (losses) on consolidated investment products	78.6	8.5	110.5	80.8
Other gains (losses), including foreign currency gains (losses)	(9.0)	(6.2)	(2.1)	(11.1)
Non-operating income (loss)	$235.5	$80.3	$306.2	$269.2

Adjusted non-operating income (loss)(1)	$47.1	$34.7	$82.6	$63.2
(1) See the reconciliation to the comparable U.S. GAAP measures at the end of the Results of Operations section of this Management's Discussion and Analysis.

Higher investment gains earned by our investment portfolio during the three- and six-month periods ended June 30, 2025 compared to the 2024 periods were primarily due to higher cash and investment holdings coupled with stronger overall market returns.

The table above shows the net investment income of the underlying portfolios of the consolidated investment products, not just the income from our ownership share. The table below displays how consolidated investment products affected the individual lines of our unaudited consolidated income statements and the portion attributable to our interest.

	Three months ended		Six months ended
(in millions)	6/30/2025	6/30/2024	6/30/2025	6/30/2024
Operating expenses reflected in net operating income	$(2.4)	$(2.6)	$(4.9)	$(4.9)
Net investment income (loss) reflected in non-operating income	78.6	8.5	110.5	80.8
Impact on income before taxes	$76.2	$5.9	$105.6	$75.9

Net income (loss) attributable to our interest in the consolidated investment products	$25.3	$4.0	$40.1	$54.4
Net income (loss) attributable to redeemable non-controlling interests (unrelated third-party investors)	50.9	1.9	65.5	21.5
Impact on income before taxes	$76.2	$5.9	$105.6	$75.9

Provision for income taxes

The GAAP effective tax rate for the second quarter of 2025 was 22.1% compared with 24.8% in the second quarter of 2024. These quarterly rates were the result of an overall year-to-date rate of 23.1% for 2025 and 24.1% for 2024. The following table reconciles the statutory federal income tax rate to our effective tax rate on a U.S. GAAP basis for the six months ended June 30, 2025 and 2024:

	Six months ended
	6/30/2025	6/30/2024
Statutory U.S. federal income tax rate	21.0%	21.0%
State income taxes for current year, net of federal income tax benefits(1)	2.7	2.7
Net (income) losses attributable to redeemable non-controlling interests(2)	(0.8)	(0.4)
Net excess tax benefits from stock-based compensation plans activity	(0.2)	(0.3)
Valuation allowances	(0.2)	0.5
Other items	0.6	0.6
Effective income tax rate	23.1%	24.1%

Adjusted effective tax rate	24.0%	24.3%
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
The adjusted effective tax rate primarily adjusts for the impact of the consolidated investment products, including the net income attributable to the redeemable non-controlling interests. The decrease in the year-to-date 2025 U.S. GAAP and adjusted effective tax rates compared to 2024 was primarily due to the reversal of a valuation allowance related to U.S. foreign tax credit carryovers.

We currently estimate that our effective tax rate for the full year 2025, on a U.S. GAAP basis, will be in the range of 23.5% to 27.5%. On an adjusted basis, the range is 24.0% to 27.0%.

Our effective tax rate will continue to experience volatility in future periods due to tax benefits recognized from stock-based compensation being influenced by market fluctuations in our stock price, and changes in deferred tax asset valuation allowances, primarily in foreign jurisdictions, being impacted by the sufficiency of taxable income in future periods. Our U.S. GAAP rate will also be impacted by changes in the proportion of net income that is attributable to our redeemable non-controlling interests and non-controlling interests reflected in permanent equity.

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

The following schedules reconcile certain U.S. GAAP financial measures to Non-GAAP financial measures for the three months ended June 30, 2025 and 2024.

	Three months ended 6/30/2025
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(5)	Net income attributable to T. Rowe Price Group, Inc.	Diluted earnings per share(6)
U.S. GAAP Basis (FS line item)	$1,245.0	$478.3	$235.5	$157.7	$505.2	$2.24
Non-GAAP adjustments:
Acquisition-related:
Investment and NCI amortization and impairments(1) (Capital allocation-based income and Compensation and related costs)	14.8	22.1	—	5.2	16.9	0.07
Acquisition-related retention arrangements(1) (Compensation and related costs)	(14.1)	14.1	—	3.3	10.8	0.05
Intangible assets amortization and impairments(1)	(31.2)	31.2	—	7.3	23.9	0.11
Total acquisition-related	(30.5)	67.4	—	15.8	51.6	0.23
Deferred compensation liabilities(2) (Compensation and related costs)	(66.3)	66.3	(70.5)	(1.0)	(3.2)	(0.02)
Consolidated investment products(3)	(1.0)	2.4	(78.6)	(8.6)	(16.7)	(0.07)
Other non-operating income(4)	—	—	(39.3)	(9.2)	(30.1)	(0.14)
Adjusted Basis	$1,147.2	$614.4	$47.1	$154.7	$506.8	$2.24

	Three months ended 6/30/2024
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(5)	Net income attributable to T. Rowe Price Group, Inc.	Diluted earnings per share(6)
U.S. GAAP Basis (FS line item)	$1,168.6	$564.7	$80.3	$159.7	$483.4	$2.11
Non-GAAP adjustments:
Acquisition-related:
Investment and NCI amortization and impairments(1) (Capital allocation-based income and Compensation and related costs)	10.9	16.0	—	3.5	12.5	0.05
Acquisition-related retention arrangements(1) (Compensation and related costs)	(13.1)	13.1	—	2.9	10.2	0.04
Intangible assets amortization and impairments(1)	(43.9)	43.9	—	9.6	34.3	0.15
Total acquisition-related	(46.1)	73.0	—	16.0	57.0	0.24
Deferred compensation liabilities(2) (Compensation and related costs)	(14.6)	14.6	(14.8)	—	(0.2)	—
Consolidated investment products(3)	(2.1)	2.6	(8.5)	(0.9)	(3.1)	(0.01)
Other non-operating income(4)	—	—	(22.3)	(4.9)	(17.4)	(0.08)
Adjusted Basis	$1,105.8	$654.9	$34.7	$169.9	$519.7	$2.26

The following schedules reconcile certain U.S. GAAP financial measures to non-GAAP financial measures for the six months ended June 30, 2025 and 2024.

	Six months ended 6/30/2025
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(5)	Net income attributable to T. Rowe Price Group, Inc.	Diluted earnings per share(6)
U.S. GAAP Basis (FS line item)	$2,412.6	$1,074.6	$306.2	$319.6	$995.7	$4.38
Non-GAAP adjustments:
Acquisition-related:
Investment and NCI amortization and impairments(1) (Capital allocation-based income and Compensation and related costs)	19.1	28.2	—	6.4	21.8	0.10
Acquisition-related retention arrangements(1) (Compensation and related costs)	(28.3)	28.3	—	6.3	22.0	0.10
Intangible assets amortization and impairments(1)	(59.9)	59.9	—	13.2	46.7	0.20
Total acquisition-related	(69.1)	116.4	—	25.9	90.5	0.40
Deferred compensation liabilities(2) (Compensation and related costs)	(59.1)	59.1	(59.8)	(0.3)	(0.4)	—
Consolidated investment products(3)	(2.1)	4.9	(110.5)	(11.6)	(28.5)	(0.13)
Other non-operating income(4)	—	—	(53.3)	(12.1)	(41.2)	(0.18)
Adjusted Basis	$2,282.3	$1,255.0	$82.6	$321.5	$1,016.1	$4.47

	Six months ended 6/30/2024
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(5)	Net income attributable to T. Rowe Price Group, Inc.	Diluted earnings per share(6)
U.S. GAAP Basis (FS line item)	$2,332.2	$1,151.3	$269.2	$341.8	$1,057.2	$4.60
Non-GAAP adjustments:
Acquisition-related:
Investment and NCI amortization and impairments(1) (Capital allocation-based income and Compensation and related costs)	16.2	23.1	—	5.5	17.6	0.08
Acquisition-related retention arrangements(1) (Compensation and related costs)	(26.6)	26.6	—	6.6	20.0	0.08
Intangible assets amortization and impairments(1)	(73.8)	73.8	—	18.0	55.8	0.24
Total acquisition-related	(84.2)	123.5	—	30.1	93.4	0.40
Deferred compensation liabilities(2) (Compensation and related costs)	(67.6)	67.6	(64.5)	0.8	2.3	0.01
Consolidated investment products(3)	(3.2)	4.9	(80.8)	(14.8)	(39.6)	(0.17)
Other non-operating income(4)	—	—	(60.7)	(15.6)	(45.1)	(0.20)
Adjusted Basis	$2,177.2	$1,347.3	$63.2	$342.3	$1,068.2	$4.64

(1)    These non-GAAP adjustments remove the impact of acquisition-related amortization of intangible assets, the recurring fair value remeasurements of the contingent consideration liability, if any, amortization of acquired investment and non-controlling interest basis differences and amortization of compensation-related arrangements. We believe adjusting for these charges helps the reader's ability to understand our core operating results and increases comparability period to period.

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

(4)    This non-GAAP adjustment removes non-operating income (loss) earned on those investments that are not economic hedges for the deferred compensation liabilities and are not part of the cash and discretionary investment portfolio. We retain gains from cash and discretionary investments in our non-GAAP measures, as they are considered part of our core operations. We believe adjusting for the remaining non-operating income (loss) helps the reader’s ability to understand the firm's core operating results and increases comparability period to period. Additionally, we do not emphasize this portion of non-operating income (loss) when assessing the firm's performance.

(5)    The income tax impacts were calculated in order to achieve an overall year-to-date non-GAAP effective tax rate of 24.0% in 2025 and 24.3% in 2024. As such, the non-GAAP effective tax rate for the second quarter was 23.4% in 2025 and 24.6% in 2024.

(6)    This non-GAAP measure was calculated by applying the two-class method to adjusted net income attributable to T. Rowe Price Group, Inc. divided by the weighted-average common shares outstanding assuming dilution. The calculation of adjusted net income allocated to common stockholders is as follows:

	Three months ended		Six months ended
(in millions)	6/30/2025	6/30/2024	6/30/2025	6/30/2024
Adjusted net income attributable to T. Rowe Price Group, Inc.	$506.8	$519.7	$1,016.1	$1,068.2
Less: adjusted net income allocated to outstanding restricted stock and stock unit holders	12.5	13.9	25.4	29.1
Adjusted net income allocated to common stockholders	$494.3	$505.8	$990.7	$1,039.1

CAPITAL RESOURCES AND LIQUIDITY.

Sources of Liquidity

We have ample liquidity, including cash and investments in T. Rowe Price products, as follows:

(in millions)	6/30/2025	12/31/2024
Cash and cash equivalents	$3,058.9	$2,649.8
Discretionary investments	749.6	457.1
Total cash and discretionary investments	3,808.5	3,106.9
Redeemable seed capital investments	1,101.2	1,262.3
Investments used to hedge the deferred compensation liabilities	1,123.7	1,110.9
Total cash and investments in T. Rowe Price products	$6,033.4	$5,480.1

Our discretionary investment portfolio is primarily comprised of short duration bond funds, which typically yield higher than money market rates. Our subsidiaries outside the United States held cash and discretionary investments of $741.7 million at June 30, 2025 and $653.9 million at December 31, 2024. Given the availability of our financial resources and cash expected to be generated through future operations, we do not maintain an available external source of additional liquidity.

Our seed capital investments are redeemable, although we generally expect to be invested for several years for the products to build an investment performance history and until unrelated third-party investors substantially reduce our relative ownership percentage.

The cash and investment presentation on the unaudited consolidated balance sheet is based on the accounting treatment for the cash equivalent or investment item. The following table details how T. Rowe Price Group, Inc.’s interests in cash and investments relate to where they are presented on the unaudited consolidated balance sheet as of June 30, 2025.

(in millions)	Cash and cash equivalents	Investments	Net assets of consolidated investment products(1)	Total
Cash and discretionary investments	$3,058.9	$739.2	$10.4	$3,808.4
Seed capital investments	—	329.0	772.2	1,101.2
Investments used to hedge the deferred compensation liabilities	—	1,097.9	25.8	1,123.7
Total cash and investments in T. Rowe Price products attributable to T. Rowe Price Group, Inc.	3,058.9	2,166.1	808.4	6,033.4
Investments in affiliated private investment funds(2)	—	661.9	—	661.9
Investments in CLOs	—	52.8	—	52.8
Investment in UTI and other investments	—	479.1	—	479.1
Total cash and investments attributable to T. Rowe Price Group, Inc.	3,058.9	3,359.9	808.4	7,227.2
Redeemable non-controlling interests	—	—	1,099.1	1,099.1
As reported on unaudited consolidated balance sheet at June 30, 2025	$3,058.9	$3,359.9	$1,907.5	$8,326.3
(1) The consolidated investment products are generally those products we provided seed capital at the time of their formation and we have a controlling interest. These products generally represent U.S. mutual funds, ETFs, and funds regulated outside the U.S. The $808.4 million represents the total value at June 30, 2025 of our interest in the consolidated investment products. The total net assets of the T. Rowe Price investment products at June 30, 2025 of $1,907.5 million includes assets of $1,989.0 million, less liabilities of $81.5 million as reflected in our unaudited consolidated balance sheets.
(2) Includes $153.3 million of non-controlling interests in consolidated entities held by related parties, and we cannot sell in order to obtain cash for general operations.

Our unaudited consolidated balance sheet includes the cash, investments, and other assets and liabilities of our consolidated investment products, which includes any redeemable non-controlling interests held by third-party investors. While we can redeem our net interest in these investment products at any time, we cannot directly access or sell their assets for general operations, and their assets are not available to our general creditors. Our interest typically serves as initial seed capital and is reclassified as discretionary when management decides the seed capital is no longer needed. We evaluate these discretionary investment products and aim to liquidate our interest without affecting the product or unrelated third-party investors.

Uses of Liquidity

We increased our quarterly recurring dividend per common share in February 2025 by 2.4% to $1.27 per common share from $1.24 per common share. Further, we expended $326.1 million in the first half of 2025 to repurchase 3.4 million shares of our outstanding common stock, at an average price of $97.30 per share. These dividends and repurchases were expended using existing cash balances and cash generated from operations. While opportunistic in our approach to stock buybacks, we will generally repurchase our common stock over time to offset the dilution created by our equity-based compensation plans.

Since the end of 2022, we have returned over $3.7 billion to stockholders through stock repurchases and regular quarterly dividends, as follows:

(in millions)	Recurring dividend	Stock repurchases	Total cash returned to stockholders
2023	$1,121.9	$254.3	$1,376.2
2024	1,135.2	334.5	1,469.7
Six months ended 6/30/2025	574.9	326.1	901.0
Total	$2,832.0	$914.9	$3,746.9

We anticipate property, equipment, software and other capital expenditures, including internal labor capitalization, for the full-year 2025 to be about $282 million of which over 80% is planned for technology initiatives. We expect to fund our anticipated capital expenditures with operating cash flows and other available resources.

Cash Flows

The following table summarizes the cash flows for the six months ended June 30, 2025 and 2024, that are attributable to T. Rowe Price Group, Inc., our consolidated investment products, and the related eliminations required in preparing the statement.

	Six months ended
	6/30/2025				6/30/2024
(in millions)	Cash flow attributable to T. Rowe Price Group, Inc.	Cash flow attributable to consolidated investment products	Elims	As reported	Cash flow attributable to T. Rowe Price Group, Inc.	Cash flow attributable to consolidated investment products	Elims	As reported
Cash flows from operating activities
Net income (loss)	$995.7	$105.6	$(40.1)	$1,061.2	$1,057.2	$75.9	$(54.4)	$1,078.7
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, amortization and impairments of property, equipment and software	132.9	—	—	132.9	126.3	—	—	126.3
Amortization and impairment of acquisition-related assets and retention agreements	116.4	—	—	116.4	124.1	—	—	124.1
Stock-based compensation expense	96.9	—	—	96.9	112.6	—	—	112.6
Net (gains) losses recognized on investments	(213.9)	—	40.1	(173.8)	(267.8)	—	54.4	(213.4)
Total non-cash adjustments	132.3	—	40.1	172.4	95.2	—	54.4	149.6
Net redemptions in T. Rowe Price investment products used to economically hedge deferred compensation liabilities	45.8	—	25.5	71.3	15.1	—	—	15.1
Net change in trading securities held by consolidated investment products	—	(409.5)	—	(409.5)	—	(218.0)	—	(218.0)
Other changes	272.6	(2.1)	(3.1)	267.4	302.9	(1.5)	(11.8)	289.6
Net cash provided by (used in) operating activities	1,446.4	(306.0)	22.4	1,162.8	1,470.4	(143.6)	(11.8)	1,315.0
Net cash provided by (used in) investing activities	(144.9)	(1.1)	89.2	(56.8)	(75.7)	(13.1)	(4.6)	(93.4)
Net cash provided by (used in) financing activities	(892.4)	316.7	(111.6)	(687.3)	(746.4)	154.5	16.4	(575.5)
Effect of exchange rate changes on cash and cash equivalents of consolidated investment products	—	(1.1)	—	(1.1)	—	(1.1)	—	(1.1)
Net change in cash and cash equivalents during period	409.1	8.5	—	417.6	648.3	(3.3)	—	645.0
Cash and cash equivalents at beginning of year	2,649.8	63.1	—	2,712.9	2,066.6	77.2	—	2,143.8
Cash and cash equivalents at end of period	$3,058.9	$71.6	$—	$3,130.5	$2,714.9	$73.9	$—	$2,788.8

Operating Activities
Operating activities attributable to T. Rowe Price Group, Inc. provided cash flows of $1,446.4 million during the first half of 2025, a decrease of $24.0 million from $1,470.4 million provided during the 2024 period. The decrease was primarily driven by a $61.5 million decrease in net income and a $30.3 million decrease in cash flows related to timing differences in the cash settlement of our assets and liabilities. These decreases in operating cash flows were offset in part by a $37.1 million increase in the add-back for non-cash items as detailed in the table above. Additionally, in 2025, net redemptions from certain investment products that economically hedge our deferred compensation liabilities were $30.7 million higher as compared to the 2024 period. The remaining change in reported cash flows from operating activities was attributable to the net change in trading securities held in our consolidated investment products’ underlying portfolios.

Our interim operating cash flows does not include the cash impact of variable compensation that is accrued throughout the year before being substantially paid out in December.

Investing Activities
Net cash used in investing activities attributable to T. Rowe Price Group, Inc. totaled $144.9 million in 2025 compared with $75.7 million in 2024. In 2025, we decreased our property and equipment expenditures by $61.6 million and decreased other investing activity by $20.9 million compared to the 2024 period. Partially offsetting these decreases was lower net proceeds from the sale of sponsored investment products. During 2025, we had net proceeds from the sale of investments of $20.3 million compared to $172.0 million during the 2024 period. We eliminate our capital in our consolidated investment products in preparing our consolidated statements of cash flows. The remaining change in reported cash flows from investing activities of $12.0 million is related to the net cash removed from our unaudited consolidated balance sheet from consolidating and deconsolidating investment products.

Financing Activities
Net cash used in financing activities attributable to T. Rowe Price Group, Inc. totaled $892.4 million in 2025 compared with $746.4 million in 2024. During 2025, we used $328.3 million to repurchase 3.4 million shares compared to $195.5 million to repurchase 1.7 million shares in 2024. The $5.4 million increase in dividends paid in 2025 was a result of the 2.4% increase in our quarterly dividend per share over prior year. The remaining change in reported cash flows from financing activities was primarily attributable to a $34.2 million increase in net subscriptions from redeemable non-controlling interest holders of our consolidated investment products during 2025.

CRITICAL ACCOUNTING POLICIES.

The preparation of financial statements often requires the selection of specific accounting methods and policies from among several acceptable alternatives. Further, significant estimates and judgments may be required in selecting and applying those methods and policies in the recognition of the assets and liabilities in our unaudited consolidated balance sheets, the revenues and expenses in our unaudited consolidated statements of income, and the information that is contained in our significant accounting policies and notes to the unaudited consolidated financial statements. Making these estimates and judgments requires the analysis of information concerning events that may not yet be complete and of facts and circumstances that may change over time. Accordingly, actual amounts or future results can differ materially from those estimates that we include currently in our unaudited consolidated financial statements, significant accounting policies, and notes.

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

The ability to attract and retain investors’ assets under our management is dependent on investor sentiment and confidence, including changes in sentiment and confidence that may result from U.S. trade policies, market volatility and economic outlook; the relative investment performance of the T. Rowe Price mutual funds and other managed investment products as compared with competing offerings and market indexes; the ability to maintain our investment management and administrative fees at appropriate levels; the impact of changes in interest rates and inflation; competitive conditions in the mutual fund, asset management, and broader financial services sectors; our level of success in implementing our strategy to expand our business; and our ability to attract and retain key personnel. Our revenues are substantially dependent on fees earned under contracts with the T. Rowe Price funds and could be adversely affected if the independent directors of one or more of the T. Rowe Price funds terminated or significantly altered the terms of the investment management or related administrative services agreements. Non-operating investment income will also fluctuate primarily due to the size of our investments, changes in their market valuations, and any other-than-temporary impairments that may arise or, in the case of our equity method investments, our proportionate share of the investees’ net income.

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

Item 4.Controls and Procedures.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of June 30, 2025, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the second quarter of 2025, and has concluded that there was no change during the second quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

For information about our legal proceedings, please see our Commitments and Contingencies footnote to our unaudited consolidated financial statements in Part 1 of this Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes in the information provided in Item 1A of our Form 10-K Annual Report for 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchase activity during the second quarter of 2025 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1 - April 30	754,746	$87.22	750,000	15,485,865
May 1 - May 31	261,218	$93.63	260,000	15,225,865
June 1 - June 30	214,445	$94.00	200,000	15,025,865
Total	1,230,409	$89.76	1,210,000

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorization, outstanding shares surrendered to us to pay the exercise price in connection with swap exercises of employee stock options, and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the second quarter of 2025, 17,708 were related to shares surrendered in connection with employee stock option exercises and 2,701 shares were withheld to cover tax withholdings associated with the vesting of restricted stock awards.

The following table details the changes in and status of the Board of Directors’ outstanding publicly announced board authorizations.

Authorization Dates	Maximum Number of Shares that May Yet Be Purchased at 4/1/2025	Total Number of Shares Purchased	Maximum Number of Shares that May Yet Be Purchased at 6/30/2025
March 2020	1,235,865	(1,210,000)	25,865
December 2024	15,000,000	—	15,000,000
	16,235,865	(1,210,000)	15,025,865

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 1, 2025.
T. Rowe Price Group, Inc.

By:    /s/ Jennifer B. Dardis
Vice President, Chief Financial Officer and Treasurer