Form 10-Q
period 2025-09-30
PRICE T ROWE GROUP INC
filed 2025-10-31
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The number of shares outstanding of the issuer’s common stock ($0.20 par value), as of the latest practicable date, October 29, 2025, is 218,237,000.
The exhibit index is at Item 6 on page 44.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	9/30/2025	12/31/2024
ASSETS
Cash and cash equivalents	$3,634.8	$2,649.8
Accounts receivable and accrued revenue	899.4	877.4
Investments	3,417.4	3,000.5
Assets of consolidated investment products ($1,599.8 million at September 30, 2025 and $1,555.6 million at December 31, 2024, related to variable interest entities)	1,777.7	2,044.0
Operating lease assets	392.2	226.8
Property, equipment and software, net	980.9	977.0
Intangible assets, net	294.6	368.1
Goodwill	2,642.8	2,642.8
Other assets	690.6	685.6
Total assets	$14,730.4	$13,472.0

LIABILITIES
Accounts payable and accrued expenses	$349.5	$353.5
Liabilities of consolidated investment products ($21.7 million at September 30, 2025 and $46.2 million at December 31, 2024, related to variable interest entities)	22.7	62.1
Operating lease liabilities	455.1	278.7
Accrued compensation and related costs	793.8	219.8
Deferred compensation liabilities	1,093.2	1,020.7
Income taxes payable	46.7	87.1
Total liabilities	2,761.0	2,021.9

Commitments and contingent liabilities

Redeemable non-controlling interests	984.9	944.0

STOCKHOLDERS’ EQUITY
Preferred stock, undesignated, $0.20 par value – authorized and unissued 20,000,000 shares	—	—
Common stock, $0.20 par value—authorized 750,000,000; issued 218,684,000 shares at September 30, 2025 and 222,966,000 at December 31, 2024	43.7	44.6
Additional capital in excess of par value	—	311.9
Retained earnings	10,817.3	10,040.6
Accumulated other comprehensive loss	(46.5)	(51.7)
Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	10,814.5	10,345.4
Non-controlling interests in consolidated entities	170.0	160.7
Total permanent stockholders’ equity	10,984.5	10,506.1
Total liabilities, redeemable non-controlling interests, and permanent stockholders’ equity	$14,730.4	$13,472.0
The accompanying notes are an integral part of these statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended		Nine months ended
	9/30/2025	9/30/2024	9/30/2025	9/30/2024
Revenues
Investment advisory fees	$1,698.7	$1,627.3	$4,864.7	$4,732.5
Performance-based advisory fees	6.4	5.6	23.2	40.0
Capital allocation-based income	42.0	4.6	40.4	51.8
Administrative, distribution, services, and other fees	146.4	148.1	452.4	444.8
Net revenues	1,893.5	1,785.6	5,380.7	5,269.1

Operating expenses
Compensation and related costs	714.3	678.3	2,106.5	2,048.4
Distribution and servicing	95.8	91.6	281.9	261.2
Advertising and promotion	21.3	20.8	77.3	79.4
Product and recordkeeping related costs	78.7	75.0	237.3	223.0
Technology, occupancy, and facility costs	183.2	164.0	530.2	474.8
General, administrative, and other	101.7	104.2	314.5	305.5
Change in fair value of contingent consideration	—	(13.4)	—	(13.4)
Acquisition-related amortization and impairment costs	26.8	51.5	86.7	125.3
Restructuring charge	28.5	—	28.5	—
Total operating expenses	1,250.3	1,172.0	3,662.9	3,504.2

Net operating income	643.2	613.6	1,717.8	1,764.9

Non-operating income (loss)
Net gains (losses) on investments	161.2	119.0	359.0	318.5
Net gains (losses) on consolidated investment products	72.6	85.9	183.1	166.7
Other gains (losses), including foreign currency gains (losses)	4.6	7.6	2.5	(3.5)
Total non-operating income (loss)	238.4	212.5	544.6	481.7

Income before income taxes	881.6	826.1	2,262.4	2,246.6
Provision for income taxes	195.1	185.7	514.7	527.5
Net income	686.5	640.4	1,747.7	1,719.1
Less: net income (loss) attributable to redeemable non-controlling interests	40.4	37.4	105.9	58.9
Net income attributable to T. Rowe Price Group, Inc.	$646.1	$603.0	$1,641.8	$1,660.2

Earnings per share on common stock of T. Rowe Price Group, Inc.
Basic	$2.88	$2.64	$7.26	$7.25
Diluted	$2.87	$2.64	$7.25	$7.23

The accompanying notes are an integral part of these statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three months ended		Nine months ended
	9/30/2025	9/30/2024	9/30/2025	9/30/2024
Net income	$686.5	$640.4	$1,747.7	$1,719.1
Other comprehensive income (loss)
Currency translation adjustments
Consolidated investment products - variable interest entities	(5.2)	16.9	22.2	13.1
Reclassification (gains) losses recognized in non-operating income upon deconsolidation of certain investment products	—	0.6	(3.1)	0.6
Equity method investments	(0.2)	0.1	(3.7)	0.6
Other comprehensive income (loss) before income taxes	(5.4)	17.6	15.4	14.3
Net deferred tax (expense) benefit	0.7	(0.5)	(2.0)	(0.1)
Total other comprehensive income (loss)	(4.7)	17.1	13.4	14.2
Total comprehensive income	681.8	657.5	1,761.1	1,733.3
Less: comprehensive income attributable to redeemable non-controlling interests	37.6	44.8	114.1	65.1
Comprehensive income attributable to T. Rowe Price Group, Inc.	$644.2	$612.7	$1,647.0	$1,668.2

The accompanying notes are an integral part of these statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine months ended
	9/30/2025	9/30/2024
Cash flows from operating activities
Net income	$1,747.7	$1,719.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and impairment of property, equipment and software	203.7	188.4
Amortization and impairment of acquisition-related assets and retention arrangements	165.8	196.5
Fair value remeasurement of contingent consideration liability	—	(13.4)
Stock-based compensation expense	134.2	162.2
Net gains recognized on investments	(347.5)	(332.1)
Net redemptions in investment products used to economically hedge deferred compensation liabilities	110.0	29.8
Net change in securities held by consolidated investment products	(821.4)	(517.9)
Other changes in assets and liabilities	579.6	534.9
Net cash provided by operating activities	1,772.1	1,967.5

Cash flows from investing activities
Purchases of sponsored investment products	(134.9)	(89.4)
Dispositions of sponsored investment products	473.0	303.1
Net cash of investment products upon consolidation (deconsolidation)	(35.8)	(15.7)
Additions to property, equipment and software	(207.5)	(310.4)
Other investing activity	(113.7)	(42.6)
Net cash used in investing activities	(18.9)	(155.0)

Cash flows from financing activities
Repurchases of common stock	(481.8)	(269.1)
Common share issuances under stock-based compensation plans	30.2	28.1
Dividends paid to common stockholders and equity-unit holders	(858.5)	(851.0)
Net contributions (distributions) to non-controlling interests in consolidated entities	(5.6)	2.6
Net subscriptions from redeemable non-controlling interest holders	530.1	361.2
Net cash used in financing activities	(785.6)	(728.2)

Effect of exchange rate changes on cash and cash equivalents of consolidated investment products	3.4	0.5

Net change in cash and cash equivalents during period	971.0	1,084.8
Cash and cash equivalents at beginning of period, including $63.1 million at December 31, 2024, and $77.2 million at December 31, 2023, held by consolidated investment products	2,712.9	2,143.8
Cash and cash equivalents at end of period, including $49.1 million at September 30, 2025, and $55.1 million at September 30, 2024, held by consolidated investment products	$3,683.9	$3,228.6

The accompanying notes are an integral part of these statements.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Three months ended 9/30/2025
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	Non-controlling interests in consolidated entities	Total permanent stockholders’ equity	Redeemable non-controlling interests
Balances at June 30, 2025	219,902	$44.0	$99.8	$10,461.3	$(44.6)	$10,560.5	$153.3	$10,713.8	$1,099.1
Net income (loss)	—	—	—	646.1	—	646.1	16.8	662.9	40.4
Other comprehensive income (loss), net of tax	—	—	—	—	(1.9)	(1.9)	—	(1.9)	(2.8)
Dividends declared ($1.27 per share)	—	—	—	(283.8)	—	(283.8)	—	(283.8)	—
Common stock-based compensation plans activity:
Shares issued upon option exercises	232	—	14.4	—	—	14.4	—	14.4	—
Net shares issued upon vesting of restricted stock units	8	—	(0.4)	—	—	(0.4)	—	(0.4)	—
Stock-based compensation expense	—	—	37.3	—	—	37.3	—	37.3	—
Restricted stock units issued as dividend equivalents	—	—	0.3	(0.3)	—	—	—	—	—
Common shares repurchased	(1,458)	(0.3)	(151.4)	(6.0)	—	(157.7)	—	(157.7)	—
Net contributions to non-controlling interests in consolidated entities	—	—	—	—	—	—	(0.1)	(0.1)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	—	—	290.1
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	—	—	(441.9)
Balances at September 30, 2025	218,684	$43.7	$—	$10,817.3	$(46.5)	$10,814.5	$170.0	$10,984.5	$984.9

	Three months ended 9/30/2024
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	Non-controlling interests in consolidated entities	Total permanent stockholders’ equity	Redeemable non-controlling interests
Balances at June 30, 2024	222,612	$44.5	$368.8	$9,564.6	$(49.2)	$9,928.7	$205.3	$10,134.0	$689.0
Net income (loss)	—	—	—	603.0	—	603.0	(2.0)	601.0	37.4
Other comprehensive income (loss), net of tax	—	—	—	—	9.7	9.7	—	9.7	7.4
Dividends declared ($1.24 per share)	—	—	—	(282.2)	—	(282.2)	—	(282.2)	—
Common stock-based compensation plans activity:
Shares issued upon option exercises	187	—	12.1	—	—	12.1	—	12.1	—
Net shares issued upon vesting of restricted stock units	8	—	(0.2)	—	—	(0.2)	—	(0.2)	—
Stock-based compensation expense	—	—	49.5	—	—	49.5	—	49.5	—
Restricted stock units issued as dividend equivalents	—	—	0.1	(0.1)	—	—	—	—	—
Common shares repurchased	(664)	(0.1)	(71.2)	—	—	(71.3)	—	(71.3)	—
Net contributions to non-controlling interests in consolidated entities	—	—	—	—	—	—	0.1	0.1	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	—	—	190.2
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	—	—	(160.6)
Balances at September 30, 2024	222,143	$44.4	$359.1	$9,885.3	$(39.5)	$10,249.3	$203.4	$10,452.7	$763.4
(1) Accumulated other comprehensive income.
The accompanying notes are an integral part of these statements.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Nine months ended 9/30/2025
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	Non-controlling interests in consolidated entities	Total permanent stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2024	222,966	$44.6	$311.9	$10,040.6	$(51.7)	$10,345.4	$160.7	$10,506.1	$944.0
Net income (loss)	—	—	—	1,641.8	—	1,641.8	14.9	1,656.7	105.9
Other comprehensive income (loss), net of tax	—	—	—	—	5.2	5.2	—	5.2	8.2
Dividends declared ($3.81 per share)	—	—	—	(858.7)	—	(858.7)	—	(858.7)	—
Common stock-based compensation plans activity:
Shares issued upon option exercises	496	0.1	31.5	—	—	31.6	—	31.6	—
Restricted shares issued, net of shares withheld for taxes	8	—	(0.2)	—	—	(0.2)	—	(0.2)	—
Net shares issued upon vesting of restricted stock units	23	—	(1.0)	—	—	(1.0)	—	(1.0)	—
Stock-based compensation expense	—	—	134.2	—	—	134.2	—	134.2	—
Restricted stock units issued as dividend equivalents	—	—	0.4	(0.4)	—	—	—	—	—
Common shares repurchased	(4,809)	(1.0)	(476.8)	(6.0)	—	(483.8)	—	(483.8)	—
Net distributions to non-controlling interests in consolidated entities	—	—	—	—	—	—	(5.6)	(5.6)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	—	—	549.8
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	—	—	(623.0)
Balances at September 30, 2025	218,684	$43.7	$—	$10,817.3	$(46.5)	$10,814.5	$170.0	$10,984.5	$984.9

	Nine months ended 9/30/2024
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group, Inc.	Non-controlling interests in consolidated entities	Total permanent stockholders’ equity	Redeemable non-controlling interests
Balances at December 31, 2023	223,938	$44.8	$431.7	$9,076.1	$(47.5)	$9,505.1	$192.0	$9,697.1	$594.1
Net income (loss)	—	—	—	1,660.2	—	1,660.2	8.8	1,669.0	58.9
Other comprehensive income (loss), net of tax	—	—	—	—	8.0	8.0	—	8.0	6.2
Dividends declared ($3.72 per share)	—	—	—	(850.7)	—	(850.7)	—	(850.7)	—
Common stock-based compensation plans activity:
Shares issued upon option exercises	482	0.1	30.4	—	—	30.5	—	30.5	—
Restricted shares issued, net of shares withheld for taxes	7	—	(0.3)	—	—	(0.3)	—	(0.3)	—
Net shares issued upon vesting of restricted stock units	64	—	(2.0)	—	—	(2.0)	—	(2.0)	—
Stock-based compensation expense	—	—	162.2	—	—	162.2	—	162.2	—
Restricted stock units issued as dividend equivalents	—	—	0.3	(0.3)	—	—	—	—	—
Common shares repurchased	(2,348)	(0.5)	(263.2)	—	—	(263.7)	—	(263.7)	—
Net contributions to non-controlling interests in consolidated entities	—	—	—	—	—	—	2.6	2.6	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	—	—	361.0
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	—	—	(256.8)
Balances at September 30, 2024	222,143	$44.4	$359.1	$9,885.3	$(39.5)	$10,249.3	$203.4	$10,452.7	$763.4
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

BASIS OF PRESENTATION.

These unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These principles require the use of estimates and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of our results for the interim periods presented. All such adjustments are of a normal recurring nature. Actual results may vary from our estimates. We are reporting performance-based advisory fees in a separate line of the consolidated income statement to increase transparency, therefore, investment advisory fees for prior periods were recast to reflect the new presentation and ensure comparability.

The unaudited financial information contained in these consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2024 Annual Report.

NEWLY ENACTED U.S. LEGISLATION.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA contains significant changes and modifications to federal and international tax provisions including 100% bonus depreciation and domestic research cost expensing. We continue evaluating the impact of the legislation on our estimated annual effective tax rate. We believe that the impact of the OBBBA’s provisions will not be material to our financial position and results of operations.

NEWLY ISSUED BUT NOT YET ADOPTED ACCOUNTING GUIDANCE.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09 - Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation as well as disclosure of income taxes paid disaggregated by jurisdiction. This amendment is effective for our 2025 annual disclosures. The additional disclosure requirements will not have a material impact on our consolidated financial statements.

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

NOTE 2 – INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Net revenues earned in the three- and nine-month periods ended September 30, 2025 and 2024, are included in the table below along with details of investment advisory revenues by underlying asset class. We also included average assets under management by asset class, on which we earn investment advisory fees.

	Three months ended		Nine months ended
(in millions)	9/30/2025	9/30/2024	9/30/2025	9/30/2024
Investment advisory fees
Equity	$1,011.8	$978.5	$2,894.6	$2,858.5
Fixed income, including money market	110.1	104.1	319.2	304.5
Multi-asset	492.1	465.8	1,402.7	1,340.3
Alternatives	84.7	78.9	248.2	229.2
Total investment advisory fees	$1,698.7	$1,627.3	$4,864.7	$4,732.5
Performance-based advisory fees	6.4	5.6	23.2	40.0
Capital allocation-based income (loss)	42.0	4.6	40.4	51.8
Administrative, distribution, services, and other fees	146.4	148.1	452.4	444.8
Net revenues	$1,893.5	$1,785.6	$5,380.7	$5,269.1

Average AUM (in billions):
Equity	$865.8	$813.1	$825.7	$791.4
Fixed income, including money market	203.8	183.3	197.8	175.9
Multi-asset	597.7	542.3	566.8	519.9
Alternatives	55.7	50.8	54.1	49.0
Average AUM	$1,723.0	$1,589.5	$1,644.4	$1,536.2

Total net revenues earned from sponsored investment products totaled $1,594.2 million and $1,486.5 million for the three months ended September 30, 2025 and 2024, respectively. Total net revenues earned during the nine months ended September 30, 2025 and 2024 aggregate $4,500.7 million and $4,359.5 million, respectively. Accounts receivable from these products totaled $628.2 million at September 30, 2025 and $602.0 million at December 31, 2024.

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for 8.7% at September 30, 2025, 8.7% at June 30, 2025, and 8.8% at December 31, 2024 of our assets under management.

NOTE 3 – INVESTMENTS.

The carrying values of our investments that are not consolidated investment products are as follows:

(in millions)	9/30/2025	12/31/2024
Investments held at fair value
T. Rowe Price investment products
Discretionary investments	$572.4	$258.8
Seed capital	345.7	262.8
Deferred compensation liabilities economic hedges	1,060.2	992.8
Investment partnerships and other investments	180.3	62.6
Investments in affiliated collateralized loan obligations	3.8	6.3
Equity method investments
T. Rowe Price investment products
Discretionary investments	20.2	60.8
Seed capital	37.5	128.8
Deferred compensation liabilities economic hedges	50.6	88.4
Investment in UTI Asset Management Company Limited (India)	165.7	173.5
Investments in affiliated private investment funds - carried interest	413.1	426.9
Investments in affiliated private investment funds - seed/co-investment	292.7	269.9
Investment partnerships and other investments	189.4	162.1
Held to maturity
Investments in affiliated collateralized loan obligations	34.4	61.1
Certificates of deposit	50.4	44.7
U.S. Treasury note	1.0	1.0
Total	$3,417.4	$3,000.5

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

During the three- and nine-months ended September 30, 2025, net gains on investments included $80.8 million and $165.9 million, respectively, of net unrealized gains related to investments carried at fair value that were still held at September 30, 2025. For the same periods of 2024, net gains on investments included $44.3 million and $129.3 million, respectively, of net unrealized gains related to investments carried at fair value that were still held at September 30, 2024.

During the nine months ended September 30, 2025 and 2024, certain T. Rowe Price investment products in which we provided initial seed capital at the time of formation were deconsolidated, as we no longer had a controlling interest. Depending on our ownership interest, we report our residual interests in these T. Rowe Price investment products as either an equity method investment or an investment held at fair value. The net impact on our unaudited consolidated balance sheets and statements of income as of the dates the products were deconsolidated is detailed below.

	Three months ended		Nine months ended
(in millions)	9/30/2025	9/30/2024	9/30/2025	9/30/2024
Net increase (decrease) in assets of consolidated investment products	$(552.8)	$(371.7)	$(1,156.9)	$(643.5)
Net increase (decrease) in liabilities of consolidated investment products	$(17.6)	$(14.6)	$(42.9)	$(19.5)
Net increase (decrease) in redeemable non-controlling interests	$(441.9)	$(160.6)	$(623.0)	$(256.8)

VARIABLE INTEREST ENTITIES.

Our fair value and equity method investments at September 30, 2025 and December 31, 2024 include interests in variable interest entities that we do not consolidate as we are not deemed the primary beneficiary. Our maximum risk of loss related to our involvement with these entities is as follows:

(in millions)	9/30/2025	12/31/2024
Investment carrying values	$1,040.2	$955.9
Unfunded capital commitments	221.4	202.5
Accounts receivable	94.9	96.2
	$1,356.5	$1,254.6

We have unfunded capital commitments, totaling $221.4 million at September 30, 2025 and $202.5 million at December 31, 2024, related primarily to the affiliated private investment funds and the investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be recalled under certain circumstances.

Investments in affiliated private investment funds - carried interest represent interests in the general partners of affiliated private investment funds that are entitled to a disproportionate allocation of income, also known as carried interest. The entities that hold these interests (“carried interest entities”) are considered variable interest entities and are consolidated as T. Rowe Price is determined to be the primary beneficiary. The total assets, liabilities and non-controlling interests of these carried interest entities as of September 30, 2025 and December 31, 2024, are as follows:

(in millions)	9/30/2025	12/31/2024
Assets	$455.9	$467.7
Liabilities	$0.8	$0.4
Non-controlling interest	$170.0	$160.7

INVESTMENTS IN AFFILIATED COLLATERALIZED LOAN OBLIGATIONS.

There is debt associated with our investments in affiliated collateralized loan obligations (“CLOs”). The debt relates to outstanding repurchase agreements of €29.3 million at September 30, 2025 and €56.9 million at December 31, 2024 (equivalent to $34.4 million at September 30, 2025 and $59.1 million at December 31, 2024 at the respective EUR spot rates) that are collateralized by the CLO investments and reported in accounts payable and accrued expenses in our consolidated balance sheets. These repurchase agreements bear interest at rates based on EURIBOR plus the initial margin, which equals all-in rates ranging from 2.02% to 10.89% as of September 30, 2025. The debt matures on various dates through 2035 or if the investments are paid back in full or cancelled, whichever is sooner.

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

These levels are not necessarily an indication of the risk or liquidity associated with our investments. The following table summarizes our investments and liabilities that are recognized in our unaudited consolidated balance sheets using fair value measurements determined based on the differing levels of inputs. This table excludes investments held by the consolidated investment products, which are presented separately in our unaudited consolidated balance sheets and are detailed in Note 5.

	9/30/2025			12/31/2024
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
T. Rowe Price investment products
Cash equivalents held in money market funds	$3,223.3	$—	$—	$2,309.8	$—	$—
Discretionary investments	572.4	—	—	258.8	—	—
Seed capital	288.2	57.5	—	209.4	53.4	—
Deferred compensation liabilities economic hedges	1,060.2	—	—	992.8	—	—
Other investments	1.0	—	71.5	0.1	—	—
Investments in affiliated collateralized loan obligations	—	3.8	—	—	6.3	—
Total	$5,145.1	$61.3	$71.5	$3,770.9	$59.7	$—

The fair value hierarchy level table above does not include the investment partnerships and other investments for which fair value is estimated using their NAV per share as a practical expedient or using the measurement alternative. The carrying value of these investments as disclosed in Note 3 were $107.8 million at September 30, 2025, and $62.5 million at December 31, 2024.

The Level 3 investments’ fair value is derived from inputs that are unobservable and that reflect our own determinations about the assumptions that market participants would use in pricing the investments, including assumptions about risk. These inputs are developed based on our data, which is adjusted if information indicates that market participants would use different assumptions. For the nine months ended September 30, 2025, the change in Level 3 fair values were solely attributable to the purchases of new investments and there were no transfers into or out of Level 3. The following table provides information about the significant Level 3 inputs:

	Fair value measurements as of September 30, 2025
(in millions)	Fair value	Valuation techniques	Unobservable inputs	Interest rate input
Other investments	$71.5	Market Yield (Comparables)	Yield	8.99%

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

The following table details the net assets of the consolidated investment products:

	9/30/2025			12/31/2024
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Cash and cash equivalents(1)	$1.9	$47.2	$49.1	$7.2	$55.9	$63.1
Investments(2)	174.3	1,531.1	1,705.4	470.8	1,465.4	1,936.2
Other assets	1.7	21.5	23.2	10.4	34.3	44.7
Total assets	177.9	1,599.8	1,777.7	488.4	1,555.6	2,044.0
Liabilities	1.0	21.7	22.7	15.9	46.2	62.1
Net assets	$176.9	$1,578.1	$1,755.0	$472.5	$1,509.4	$1,981.9

Attributable to T. Rowe Price Group, Inc.	$132.4	$637.7	$770.1	$348.5	$689.4	$1,037.9
Attributable to redeemable non-controlling interests	44.5	940.4	984.9	124.0	820.0	944.0
	$176.9	$1,578.1	$1,755.0	$472.5	$1,509.4	$1,981.9
(1) Cash and cash equivalents includes $1.4 million at September 30, 2025, and $4.9 million at December 31, 2024, of investments in T. Rowe Price money market mutual funds.
(2) Investments include $41.5 million at September 30, 2025, and $9.3 million at December 31, 2024, of other T. Rowe Price investment products.

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

The operating results of the consolidated investment products for the three- and nine-months ended September 30, 2025 and 2024, are reflected in our unaudited consolidated statements of income as follows:

	Three months ended
	9/30/2025			9/30/2024
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(0.1)	$(2.1)	$(2.2)	$(0.5)	$(1.9)	$(2.4)
Net investment income (loss) reflected in non-operating income (loss)	7.1	65.5	72.6	27.3	58.6	85.9
Impact on income before taxes	$7.0	$63.4	$70.4	$26.8	$56.7	$83.5

Net income (loss) attributable to T. Rowe Price Group, Inc.	$5.4	$24.6	$30.0	$19.2	$26.9	$46.1
Net income (loss) attributable to redeemable non-controlling interests	1.6	38.8	40.4	7.6	29.8	37.4
	$7.0	$63.4	$70.4	$26.8	$56.7	$83.5

	Nine months ended
	9/30/2025			9/30/2024
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(0.4)	$(6.7)	$(7.1)	$(2.0)	$(5.3)	$(7.3)
Net investment income (loss) reflected in non-operating income (loss)	24.6	158.5	183.1	57.0	109.7	166.7
Impact on income before taxes	$24.2	$151.8	$176.0	$55.0	$104.4	$159.4

Net income (loss) attributable to T. Rowe Price Group, Inc.	$17.8	$52.3	$70.1	$42.0	$58.5	$100.5
Net income (loss) attributable to redeemable non-controlling interests	6.4	99.5	105.9	13.0	45.9	58.9
	$24.2	$151.8	$176.0	$55.0	$104.4	$159.4

The operating expenses of the consolidated investment products are reflected in general, administrative and other expenses. In preparing our unaudited consolidated financial statements, we eliminated operating expenses of $0.8 million and $1.3 million for the three months ended September 30, 2025 and 2024, respectively, against the investment advisory and administrative fees earned from these products. Operating expenses eliminated for the nine months ended September 30, 2025 and 2024, were $3.6 million and $3.0 million, respectively. The net investment income (loss) reflected in non-operating income (loss) includes dividend and interest income as well as realized and unrealized gains and losses on the underlying securities held by the consolidated investment products.

The table below details the impact of these consolidated investment products on the individual lines of our unaudited consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024.

	Nine months ended
	9/30/2025			9/30/2024
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Net cash provided by (used in) operating activities	$(205.7)	$(440.8)	$(646.5)	$(170.5)	$(182.3)	$(352.8)
Net cash provided by (used in) investing activities	0.7	(36.5)	(35.8)	(14.7)	(1.0)	(15.7)
Net cash provided by (used in) financing activities	199.7	465.2	664.9	165.3	180.6	345.9
Effect of exchange rate changes on cash and cash equivalents of consolidated investment products	—	3.4	3.4	—	0.5	0.5
Net change in cash and cash equivalents during period	(5.3)	(8.7)	(14.0)	(19.9)	(2.2)	(22.1)
Cash and cash equivalents at beginning of year	7.2	55.9	63.1	25.7	51.5	77.2
Cash and cash equivalents at end of period	$1.9	$47.2	$49.1	$5.8	$49.3	$55.1

For the nine months ended September 30, 2025, the net cash provided by (used in) financing activities includes $134.8 million of net subscriptions we made into the consolidated investment products, net of dividends received. For the nine months ended September 30, 2024, the net cash provided by (used in) financing activities included $15.3 million of net redemptions we made from the consolidated investment products. These cash flows were eliminated in consolidation.

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
Level 3 – unobservable inputs reflecting our own assumptions based on the best information available. The inputs into the determination of fair value require significant management judgment or estimation. Investments in this category generally include investments for which there is not an actively-traded market. There are no Level 3 investments at September 30, 2025 and December 31, 2024.

These levels are not necessarily an indication of the risk or liquidity associated with these investment holdings. The following table summarizes the investment holdings held by our consolidated investment products using fair value measurements determined based on the differing levels of inputs.

	9/30/2025		12/31/2024
(in millions)	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents	$1.7	$—	$6.3	$—
Equity securities	493.7	378.5	452.3	285.4
Fixed income securities	—	813.5	—	1,173.5
Other investments	0.7	19.0	1.6	23.4
	$496.1	$1,211.0	$460.2	$1,482.3

Liabilities	$(0.2)	$(6.0)	$(1.7)	$(14.5)

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS.

Goodwill and intangible assets consist of the following:

(in millions)	9/30/2025	12/31/2024
Goodwill	$2,642.8	$2,642.8
Indefinite-lived intangible asset - trade name	86.0	86.0
Indefinite-lived intangible asset - investment advisory agreement	62.3	65.6
Definite-lived intangible assets - investment advisory agreements	146.3	216.5
Total	$2,937.4	$3,010.9

Amortization and impairment expense for the definite-lived intangible assets was $22.3 million and $70.2 million for the three- and nine-months ended September 30, 2025, respectively. For the three- and nine-months ended September 30, 2024, amortization and impairment expense for the definite-lived intangible assets was $28.3 million and $81.0 million, respectively. Estimated amortization expense for the definite-lived intangible assets for the five succeeding years is as follows:

(in millions)
Remaining 2025	$20.4
2026	$54.6
2027	$39.1
2028	$11.8
2029	$8.8

We evaluate the carrying amount of goodwill and indefinite-lived intangible assets for possible impairment on an annual basis in the fourth quarter or if triggering events occur that require us to evaluate for impairment earlier. No triggering events arose during the three months ended September 30, 2025.

NOTE 7 – LONG-TERM INCENTIVE COMPENSATION.

STOCK OPTIONS.

The following table summarizes the status of, and changes in, our stock options during the nine months ended September 30, 2025:

	Options	Weighted- average exercise price
Outstanding at December 31, 2024	661,377	$73.76
Exercised	(642,149)	$73.89
Expired	(1,560)	$79.71
Outstanding and exercisable at September 30, 2025	17,668	$68.49

RESTRICTED STOCK UNITS.

The following table summarizes the status of, and changes in, our nonvested restricted stock units during the nine months ended September 30, 2025:

	Restricted stock units	Weighted-average fair value
Nonvested at December 31, 2024	6,001,579	$124.73
Time-based grants	29,447	$100.45
Vested	(33,281)	$126.38
Forfeited	(283,954)	$126.82
Nonvested at September 30, 2025	5,713,791	$124.49

Nonvested at September 30, 2025 includes performance-based restricted stock units of 359,941. These nonvested performance-based restricted stock units include 102,345 units for which the performance period has lapsed, and the performance threshold has been met.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense to be recognized over the remaining vesting periods of the stock-based awards outstanding at September 30, 2025. Estimated future compensation expense will change to reflect future grants of restricted stock awards and units, future option grants, changes in the probability of performance thresholds being met, and adjustments for actual forfeitures.

(in millions)
Fourth quarter 2025	$42.9
2026	96.3
2027 through 2030	64.9
Total	$204.1

RESTRICTED FUND UNITS.

Below is a roll forward of the restricted fund units liability, which is reported in deferred compensation liabilities on the unaudited consolidated balance sheet.

(in millions)
Balance at December 31, 2024	$14.7
Amortization of grant date value	32.8
Amortization of market appreciation (depreciation)	5.8
Balance at September 30, 2025	$53.3

The following table presents the compensation expense to be recognized over the remaining vesting periods of the restricted fund units outstanding at September 30, 2025. Estimated future compensation expense will change to reflect future grants, changes in the market value of the restricted fund units, which is based on selected hypothetical investments, and adjustments for actual forfeitures. The grants outstanding will vest by 2029.

(in millions)
Fourth quarter 2025	$9.9
2026	24.7
2027 through 2029	23.3
Total	$57.9

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

	Three months ended		Nine months ended
(in millions)	9/30/2025	9/30/2024	9/30/2025	9/30/2024
Net income attributable to T. Rowe Price Group, Inc.	$646.1	$603.0	$1,641.8	$1,660.2
Less: net income allocated to outstanding restricted stock and stock unit holders	14.7	15.5	39.5	44.2
Net income allocated to common stockholders	$631.4	$587.5	$1,602.3	$1,616.0

Weighted-average common shares
Outstanding	219.4	222.3	220.6	223.0
Outstanding assuming dilution	219.7	222.8	220.9	223.5

NOTE 9 – OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS.
The changes in each component of accumulated other comprehensive income (loss), including reclassification adjustments for three months ended September 30, 2025 and 2024 are presented in the table below.

	Three months ended 9/30/2025			Three months ended 9/30/2024
(in millions)	Equity method investments	Consolidated investment products - variable interest entities	Total currency translation adjustments	Equity method investments	Consolidated investment products - variable interest entities	Total currency translation adjustments
Balances at beginning of period	$(52.5)	$7.9	$(44.6)	$(51.5)	$2.3	$(49.2)
Other comprehensive income (loss) before reclassifications and income taxes	(0.2)	(2.4)	(2.6)	0.1	9.5	9.6
Reclassification adjustments recognized in non-operating income	—	—	—	—	0.6	0.6
	(0.2)	(2.4)	(2.6)	0.1	10.1	10.2
Net deferred tax benefits (income taxes)	0.1	0.6	0.7	1.8	(2.3)	(0.5)
Other comprehensive income (loss)	(0.1)	(1.8)	(1.9)	1.9	7.8	9.7
Balances at end of period	$(52.6)	$6.1	$(46.5)	$(49.6)	$10.1	$(39.5)
The other comprehensive income (loss) in the table above excludes other comprehensive losses of $2.8 million and net gains of $7.4 million for the three months ended September 30, 2025 and 2024, respectively, related to redeemable non-controlling interests held in our consolidated products.

The changes in each component of accumulated other comprehensive income (loss), including reclassification adjustments for the nine months ended September 30, 2025 and 2024, are presented in the table below.

	Nine months ended 9/30/2025			Nine months ended 9/30/2024
(in millions)	Equity method investments	Consolidated investment products - variable interest entities	Total currency translation adjustments	Equity method investments	Consolidated investment products - variable interest entities	Total currency translation adjustments
Balances at beginning of period	$(49.5)	$(2.2)	$(51.7)	$(51.9)	$4.4	$(47.5)
Other comprehensive income (loss) before reclassifications and income taxes	(3.7)	14.0	10.3	0.6	6.9	7.5
Reclassification adjustments recognized in non-operating income	—	(3.1)	(3.1)	—	0.6	0.6
	(3.7)	10.9	7.2	0.6	7.5	8.1
Net deferred tax benefits (income taxes)	0.6	(2.6)	(2.0)	1.7	(1.8)	(0.1)
Other comprehensive income (loss)	(3.1)	8.3	5.2	2.3	5.7	8.0
Balances at end of period	$(52.6)	$6.1	$(46.5)	$(49.6)	$10.1	$(39.5)

The other comprehensive income (loss) in the table above excludes net gains of $8.2 million and $6.2 million for the nine months ended September 30, 2025 and 2024, respectively, related to redeemable non-controlling interests held in our consolidated products.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES.

COMMITMENTS.

T. Rowe Price Group, Inc. has committed $229 million for investment in future OHA product launches through 2026.

CONTINGENCIES.

Contingent Consideration

As part of the purchase consideration for our acquisition of OHA in December 2021, there is contingent consideration in the amount of up to $900 million, payable in cash, that may be due as part of an earnout payment in 2026 and 2027 upon satisfying or exceeding certain defined revenue targets. These defined revenue targets will be evaluated on a cumulative basis from 2022 through 2026. About 22% of the earnout is conditioned upon continued service with T. Rowe Price Group, Inc. and was excluded from the purchase consideration and deemed compensatory. The fair value of the earnout is remeasured each reporting period and was valued at zero as of September 30, 2025 and December 31, 2024.

Other

Various claims against us arise in the ordinary course of business, including employment-related claims. In the opinion of management, after consultation with counsel, the likelihood of an adverse determination in one or more of these pending ordinary course of business claims that would have a material adverse effect on our financial position or results of operations is remote.

NOTE 12 – RESTRUCTURING CHARGE.

As separately disclosed in the unaudited consolidated income statement, we recognized a restructuring charge of $28.5 million in the third quarter of 2025, primarily related to severance. The remaining liability at September 30, 2025 of $10.1 million is reported in accrued compensation and related costs. This charge relates to our broad and ongoing plan to reduce expense growth and realign resources. This ongoing effort is designed to support investment in both existing and future capabilities.

NOTE 13 – SUBSEQUENT EVENTS.

In October 2025, the Board of Directors approved a plan to exit two owned office buildings in Owings Mills, Maryland. This decision is expected to result in a non-cash charge of up to $100 million in the fourth quarter of 2025, primarily reflecting the carrying value of the buildings, and will be recorded in the restructuring charge line of the consolidated income statement. This decision was made in connection with our broad and ongoing plan to reduce expense growth and realign resources to invest in existing and future capabilities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
T. Rowe Price Group, Inc.:

Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries (the Company) as of September 30, 2025, the related consolidated statements of income, comprehensive income, and stockholders’ equity for the three-month and nine-month periods ended September 30, 2025 and 2024, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2025 and 2024, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2024 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
October 31, 2025

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

Investment advisory fees depend largely on the total value and composition of our assets under management. Accordingly, fluctuations in financial markets and in the composition of assets under management affect our revenues and results of operations.

We incur significant expenditures to develop new products and services and improve and expand our capabilities and distribution channels in order to attract new clients and additional investments from our existing clients. These efforts often involve costs that precede any future revenues we may recognize from an increase to our assets under management.

The investment management industry is evolving, facing challenging trends such as passive strategies taking market share from traditional active strategies; continued downward fee pressure; demand for new investment vehicles to meet client needs; and an ever-changing regulatory landscape. In this regard, we have ample liquidity and resources that allow us to take advantage of attractive growth opportunities. Furthermore, we have developed a broad and ongoing plan to align our expense growth with anticipated revenue growth. As a result, we have initiated certain actions to reduce expense growth, realign resources, and invest in existing and future capabilities, while also helping to offset ongoing inflationary pressures on compensation and contractual spending. These investments include hiring investment and distribution professionals, adopting new technologies, and offering new products to provide our clients with strong investment management expertise and services.

MARKET TRENDS.

Major stock indexes rose in the third quarter of 2025. Initially, equities were supported by generally favorable economic data and second-quarter corporate earnings reports, as well as some positive tariff-related news in the form of U.S. trade agreements with other nations. In August, however, a weaker-than-expected nonfarm payroll employment report for July—which included significant downward revisions to employment data for May and June—raised fears of an economic slowdown. Nevertheless, equities were buoyed by growing hopes that the Federal Reserve would resume reducing short-term interest rates; the last rate cut was in December 2024. Indeed, Fed officials decided in mid-September to reduce the fed funds target rate by 25 basis points and indicated there could be two additional rate cuts by the end of the year.

Developed non-U.S. equity markets also produced gains. Markets in several eurozone countries advanced more than 8% in U.S. dollar terms, while UK shares rose about 6%. Developed Asian markets were mostly positive in dollar terms, led by Hong Kong, Singapore, and Japan.

Stocks in emerging markets outperformed equities in developed non-U.S. markets. In emerging Asia, Chinese stocks climbed more than 20%, helped by cash-rich households seeking higher returns. In Latin America, most markets produced positive returns in dollar terms. In the emerging Europe, Middle East, and Africa (EMEA) region, markets were broadly positive. South African shares surged more than 20%, helped by rising metals prices and mining industry strength.

Returns of several major equity market indexes were as follows:

	Three months ended	Nine months ended
Index	9/30/2025	9/30/2025
S&P 500 Index	8.1%	14.8%
NASDAQ Composite Index(1)	11.2%	17.3%
Russell 2000 Index	12.4%	10.4%
MSCI EAFE (Europe, Australasia, and Far East) Index	4.8%	25.7%
MSCI Emerging Markets Index	11.0%	28.2%
 (1) Returns exclude dividends

Global bond returns were mostly positive in the third quarter of 2025. In the U.S., Treasury bill yields declined in anticipation of a Federal Reserve interest rate cut in mid-September. On September 17, the central bank reduced the federal funds target rate from the 4.25% to 4.50% range to the 4.00% to 4.25% range. Intermediate- and long-term U.S. Treasury yields fell to a lesser extent. The 10-year U.S. Treasury note yield decreased from 4.24% to 4.16%.

In the investment-grade bond universe, sector performance was broadly positive. Corporate bonds and mortgage-backed securities performed best, while non-agency commercial mortgage-backed securities, asset-backed securities, and Treasuries lagged. Tax-free municipal bonds and high yield corporate bonds outperformed the taxable investment-grade bond market.

Bonds in developed non-U.S. markets produced slight negative returns in U.S. dollar terms. In the eurozone, longer-term bond yields rose in many countries, while the European Central Bank (ECB) kept key interest rates steady. In the UK, longer-term bond yields also increased, but the Bank of England reduced its key interest rate in August. The euro was little changed versus the greenback, but the British pound fell close to 2% versus the dollar. In Japan, long-term government bond yields increased, but the Bank of Japan kept the benchmark interest rate at 0.50%. The yen fell more than 2% versus the dollar. Emerging markets bonds produced positive returns in U.S. dollar terms. Dollar-denominated bonds outperformed bonds denominated in local currencies, as developing markets currencies were mixed versus the U.S. dollar.

Returns of several major bond market indexes were as follows:

	Three months ended	Nine months ended
Index	9/30/2025	9/30/2025
Bloomberg U.S. Aggregate Bond Index	2.0%	6.1%
JPMorgan Global High Yield Index	2.5%	6.9%
Bloomberg Municipal Bond Index	3.0%	2.6%
Bloomberg Global Aggregate Ex-U.S. Dollar Bond Index	(0.6)%	9.4%
JPMorgan Emerging Markets Bond Index Plus	3.2%	9.6%
ICE Bank of America U.S. High Yield Index	2.4%	7.1%
S&P UBS Leveraged Loan Index	1.7%	4.7%

ASSETS UNDER MANAGEMENT.(1)

Assets under management ended the third quarter of 2025 at $1,767.2 billion, an increase of $90.4 billion from June 30, 2025. The increase was primarily driven by market appreciation and income, net of distributions not reinvested, of $89.1 billion, offset by net cash outflows of $7.9 billion. Beginning on July 1, 2025, assets under management include managed account - model delivery portfolios assets, which had $9.2 billion in assets as of that date, and are reflected in the increase from June 30, 2025 and December 31, 2024.

For the nine months ended September 30, 2025, the increase in assets under management was primarily driven by market appreciation, net of distributions not reinvested, of $182.8 billion, offset by net cash outflows of $31.4 billion.

The following tables detail changes in our assets under management, by asset class, during the three- and nine-month periods ended September 30, 2025:

	Three months ended 9/30/2025					Nine months ended 9/30/2025
(in billions)	Equity	Fixed income, including money market	Multi-asset(2)	Alternatives(3)	Total	Equity	Fixed income, including money market	Multi-asset(2)	Alternatives(3)	Total
Assets under management at beginning of period	$838.5	$200.3	$583.3	$54.7	$1,676.8	$829.7	$188.1	$536.0	$52.8	$1,606.6

Managed account - model delivery assets(4)	9.2	—	—	—	9.2	9.2	—	—	—	9.2
Net cash flows prior to manager-driven distributions	(14.4)	4.4	1.3	1.6	(7.1)	(51.7)	11.0	7.7	3.8	(29.2)
Manager-driven distributions	—	—	—	(0.8)	(0.8)	—	—	—	(2.2)	(2.2)
Net cash flows	(14.4)	4.4	1.3	0.8	(7.9)	(51.7)	11.0	7.7	1.6	(31.4)
Net market appreciation (depreciation) and income(5)	52.1	3.4	33.1	0.5	89.1	98.2	9.0	74.0	1.6	182.8
Change during the period	46.9	7.8	34.4	1.3	90.4	55.7	20.0	81.7	3.2	160.6
Assets under management at September 30, 2025	$885.4	$208.1	$617.7	$56.0	$1,767.2	$885.4	$208.1	$617.7	$56.0	$1,767.2
(1) Includes assets in which T. Rowe Price and its affiliates have full discretionary authority along with managed account - model delivery assets.
(2)    The underlying assets under management of the multi-asset portfolios have been aggregated and presented in this category and not reported in the equity and fixed income columns.
(3) The alternatives asset class includes strategies authorized to invest more than 50% of its holdings in private credit, leveraged loans, mezzanine, real assets/CRE, structured products, stressed / distressed, non-investment grade CLOs, special situations, or have absolute return as its investment objective. Generally, only those strategies with longer than daily liquidity are included. Unfunded capital commitments were $22.0 billion at September 30, 2025, $18.6 billion at June 30, 2025, and $16.2 billion at December 31, 2024, and are not reflected in fee basis AUM above.
(4) Amount represents the net assets as of July 1, 2025 and all activity for the quarter is reflected in the lines that follow.
(5) Includes net distributions not reinvested for the three- and nine-month periods ended September 30, 2025 of $0.4 billion and $1.3 billion, respectively.

Investment advisory clients outside the United States account for 8.7% of our assets under management at September 30, 2025 and June 30, 2025 and 8.8% at December 31, 2024.

Assets under management in our target date retirement portfolios, which are included in the multi-asset totals shown above, were $552.9 billion at September 30, 2025, $520.3 billion at June 30, 2025, and $475.6 billion at December 31, 2024. Net flows into these portfolios were $2.6 billion and $10.6 billion in the three- and nine-month periods ended September 30, 2025, respectively.

The firm’s multi-asset investment division provides advisory solutions that include investment insights, strategic asset allocation design, tactical asset allocation recommendations, and portfolio rebalancing services. The assets in these solutions, predominantly in the United States, were $25.2 billion at September 30, 2025, compared with $24.1 billion at June 30, 2025.

We provide participant accounting and plan administration for retirement plans that primarily invest in the firm's U.S. mutual funds, collective investment trusts and products outside of the firm's complex. As of September 30, 2025, our assets under administration were $315 billion, of which $178 billion are assets we manage.

INVESTMENT PERFORMANCE.(1)

Strong investment performance and brand awareness is a key driver to attracting and retaining assets—and to our long-term success. Our performance disclosures include specific asset classes, assets under management weighted performance, U.S. fund performance against passive peers, and composite performance against benchmarks. The following tables present investment performance for the one-, three-, five-, and 10-years ended September 30, 2025. Past performance is not a guarantee nor a reliable indicator of future performance.

% of U.S. funds that outperformed Morningstar median(2),(3)
	1 year	3 years	5 years	10 years
Equity	39%	41%	50%	56%
Fixed Income	61%	67%	55%	59%
Multi-Asset	45%	57%	44%	65%
All Funds	48%	54%	50%	60%

% of U.S. funds that outperformed passive peer median(2),(4)
	1 year	3 years	5 years	10 years
Equity	27%	43%	41%	44%
Fixed Income	59%	58%	58%	59%
Multi-Asset	27%	36%	47%	48%
All Funds	35%	44%	48%	49%

% of composites that outperformed benchmarks(5)
	1 year	3 years	5 years	10 years
Equity	19%	24%	29%	51%
Fixed Income	66%	52%	62%	79%
All Composites	40%	36%	43%	61%

AUM Weighted Performance
% of U.S. funds AUM that outperformed Morningstar median(2),(3)
	1 year	3 years	5 years	10 years
Equity	54%	58%	53%	73%
Fixed Income	80%	76%	74%	79%
Multi-Asset	43%	78%	67%	93%
All Funds	53%	64%	57%	78%

% of U.S. funds AUM that outperformed passive peer median(2),(4)
	1 year	3 years	5 years	10 years
Equity	9%	50%	21%	45%
Fixed Income	73%	69%	82%	69%
Multi-Asset	15%	55%	68%	94%
All Funds	14%	52%	36%	58%

% of composites AUM that outperformed benchmarks(5)
	1 year	3 years	5 years	10 years
Equity	14%	29%	27%	38%
Fixed Income	74%	50%	69%	72%
All Composites	25%	33%	34%	43%

As of September 30, 2025, 63 of 142 (44.4%) of the firm's rated U.S. mutual funds (across primary share classes) received an overall rating of 4 or 5 stars. By comparison, 32.5% of Morningstar's fund population is given a rating of 4 or 5 stars(6). In addition, 59%(6) of AUM in the firm's rated U.S. mutual funds (across primary share classes) ended September 30, 2025 with an overall rating of 4 or 5 stars.

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
(3) Source: Morningstar. Primary share class only. Excludes money market mutual funds, funds with an operating history of less than one year, T. Rowe Price passive funds, and T. Rowe Price funds that are clones of other funds. The top chart reflects the percentage of T. Rowe Price funds with 1 year, 3 year, 5 year, and 10 year track record that outperformed the Morningstar category median. The bottom chart reflects the percentage of T. Rowe Price funds AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $337B for 1 year, $328B for 3 years, $326B for 5 years, and $325B for 10 years.
(4) Passive Peer Median was created by T. Rowe Price using data from Morningstar. Primary share class only. Excludes money market mutual funds, funds with an operating history of less than one year, funds with fewer than three peers, T. Rowe Price passive funds, and T. Rowe Price funds that are clones of a retail fund. This analysis compares T. Rowe Price active funds with the applicable universe of passive/index open-end funds and ETFs of peer firms. The top chart reflects the percentage of T. Rowe Price funds with 1 year, 3 year, 5 year, and 10 year track record that outperformed the passive peer universe. The bottom chart reflects the percentage of T. Rowe Price funds AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $284B for 1 year, $275B for 3 years, $269B for 5 years, and $261B for 10 years.
(5)Composite net returns are calculated using the highest applicable separate account fee schedule. Excludes money market composites. All composites compared to official GIPS composite primary benchmark. The top chart reflects the percentage of T. Rowe Price composites with 1 year, 3 year, 5 year, and 10 year track record that are outperforming their benchmarks. The bottom chart reflects the percentage of T. Rowe Price composite AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $1,567B for 1 year, $1,559B for 3 years, $1,554B for 5 years, and $1,518B for 10 years.
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

RESULTS OF OPERATIONS.

The following table and discussion sets forth information regarding our consolidated financial results for the three- and nine-month periods ended September 30, 2025 and 2024 on a U.S. GAAP and a non-GAAP basis. The non-GAAP basis adjusts for the impact of our consolidated investment products, the impact of market movements on the deferred compensation liabilities and related economic hedges, investment income related to certain other investments, acquisition-related amortization and costs, impairment charges, and certain nonrecurring charges and gains, if any.

	Three months ended		Q3 2025 vs. Q3 2024		Nine months ended		YTD 2025 vs. YTD 2024
(in millions, except per-share data)	9/30/2025	9/30/2024	$ change	% change(1)	9/30/2025	9/30/2024	$ change	% change(1)
U.S. GAAP basis
Investment advisory fees(2)	$1,698.7	$1,627.3	$71.4	4.4%	$4,864.7	$4,732.5	$132.2	2.8%
Performance-based advisory fees(2)	$6.4	$5.6	$0.8	14.3%	$23.2	$40.0	$(16.8)	(42.0)%
Capital allocation-based income(3)	$42.0	$4.6	$37.4	n/m	$40.4	$51.8	$(11.4)	n/m
Net revenues	$1,893.5	$1,785.6	$107.9	6.0%	$5,380.7	$5,269.1	$111.6	2.1%
Operating expenses	$1,250.3	$1,172.0	$78.3	6.7%	$3,662.9	$3,504.2	$158.7	4.5%
Net operating income	$643.2	$613.6	$29.6	4.8%	$1,717.8	$1,764.9	$(47.1)	(2.7)%
Non-operating income (loss)	$238.4	$212.5	$25.9	12.2%	$544.6	$481.7	$62.9	13.1%
Net income to T. Rowe Price Group, Inc.	$646.1	$603.0	$43.1	7.1%	$1,641.8	$1,660.2	$(18.4)	(1.1)%
Diluted earnings per common share	$2.87	$2.64	$0.23	8.7%	$7.25	$7.23	$0.02	0.3%
Weighted average common shares outstanding assuming dilution	219.7	222.8	(3.1)	(1.4)%	220.9	223.5	(2.6)	(1.2)%

Adjusted basis(4)
Operating expenses	$1,134.4	$1,099.0	$35.4	3.2%	$3,416.7	$3,276.2	$140.5	4.3%
Operating expenses, excluding accrued carried interest related compensation	$1,111.8	$1,087.4	$24.4	2.2%	$3,376.9	$3,237.6	$139.3	4.3%
Net operating income	$774.1	$718.4	$55.7	7.8%	$2,029.1	$2,065.7	$(36.6)	(1.8)%
Non-operating income (loss)	$50.2	$51.2	$(1.0)	(2.0)%	$132.8	$114.4	$18.4	16.1%
Net income to T. Rowe Price Group, Inc.	$631.7	$586.5	$45.2	7.7%	$1,647.8	$1,654.7	$(6.9)	(0.4)%
Diluted earnings per common share	$2.81	$2.57	$0.24	9.3%	$7.28	$7.21	$0.07	1.0%

Assets under management (AUM) (in billions)
Average AUM	$1,723.0	$1,589.5	$133.5	8.4%	$1,644.4	$1,536.2	$108.2	7.0%
Ending AUM	$1,767.2	$1,630.9	$136.3	8.4%	$1,767.2	$1,630.9	$136.3	8.4%

Investment advisory annualized effective fee rate (EFR) (in bps)
EFR without performance-based fees	39.1	40.7	(1.6)	(3.9)%	39.6	41.2	(1.6)	(3.9)%
EFR with performance-based fees	39.3	40.9	(1.6)	(3.9)%	39.7	41.5	(1.8)	(4.3)%
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

Results Overview - Quarter ended September 30, 2025

Net revenues consist of investment advisory revenues; performance-based advisory fees; administrative, distribution, services, and other fees; and capital allocation-based income. About 90% of our net revenues are related to investment advisory fees. Total net revenues were $1,893.5 million in the third quarter of 2025, a 6.0%

increase compared to $1,785.6 million in the 2024 quarter. The increase was driven primarily by higher investment advisory fees on higher average assets under management and capital allocation-based income.

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

Operating expenses on a U.S. GAAP basis were $1,250.3 million in the third quarter of 2025, a 6.7% increase over the comparable 2024 period. On a non-GAAP basis, operating expenses were $1,134.4 million, a 3.2% increase over the comparable 2024 period.

Compared to the third quarter of 2024, the increase in U.S. GAAP operating expenses was driven by a few items, including the restructuring charge, primarily compensation and related, associated with our ongoing plan to reduce expense growth and realign resources to invest in existing and future capabilities. Additionally, higher technology and facilities costs and accrued carried interest compensation contributed to the rise in U.S. GAAP operating expenses and were the main drivers of the increase in non-GAAP operating expenses over the 2024 period. Given the non-recurring nature of the restructuring charge, we have excluded this charge from our non-GAAP operating expenses measures.

Operating margin in the third quarter of 2025 was 34.0% on a U.S. GAAP basis, compared to 34.4% in the third quarter of 2024. The restructuring charge was the primary driver of the decrease in the operating margin.

Diluted earnings per share was $2.87 for the third quarter of 2025 compared to $2.64 for the third quarter of 2024. The increase was primarily driven by higher operating income, higher investment gains, and fewer weighted average shares outstanding compared to the 2024 period.

On a non-GAAP basis, diluted earnings per share was $2.81 for the third quarter of 2025 as compared to $2.57 for the third quarter of 2024. The increase was primarily due to higher adjusted operating income and fewer weighted average shares outstanding compared to the 2024 period.

Results Overview - Year-to-Date ended September 30, 2025
Net revenues consist of investment advisory revenues; performance-based advisory fees; administrative, distribution, services, and other fees; and capital allocation-based income. More than 90% of our net revenues for the nine months ended September 30, 2025 are related to investment advisory fees. Total net revenues were $5,380.7 million in the nine months ended September 30, 2025, a 2.1% increase over $5,269.1 million in the 2024 period. The increase was primarily driven by a 2.8% increase in investment advisory fee revenue as average assets under management increased by 7.0% and a $7.6 million increase in non-advisory revenues, partially offset by a $16.8 million decrease in performance-based advisory fees and a $11.4 million decrease in capital allocation-based income (change in accrued carried interest) earned from investments in certain affiliated funds.

Operating expenses on a U.S. GAAP basis were $3,662.9 million in the nine months ended September 30, 2025, compared with $3,504.2 million over the comparable 2024 period. On a non-GAAP basis, operating expenses were $3,416.7 million, a 4.3% increase over the comparable 2024 period.

Compared to the nine months ended September 30, 2024, the increase in U.S. GAAP operating expenses were primarily due to compensation and related costs, the restructuring charge, technology and facility costs, and distribution and servicing costs. The drivers of the increase in non-GAAP operating expenses were the same as U.S. GAAP with the exception of the restructuring charge, which is excluded from our non-GAAP operating expenses measures.

Operating margin in the nine months ended September 30, 2025 was 31.9% on a U.S. GAAP basis, compared to 33.5% earned in the 2024 period. The decrease was primarily driven by operating expense growth outpacing net revenue growth.

Diluted earnings per share was $7.25 for the nine months ended September 30, 2025, compared to $7.23 for 2024 period. On a non-GAAP basis, adjusted diluted earnings per share was $7.28 for the nine months ended September 30, 2025, compared to $7.21 for the 2024 period. The increase was primarily due to fewer weighted average shares outstanding and higher investment gains, which were partially offset by lower operating income.

Net revenues

	Three months ended		Q3 2025 vs. Q3 2024		Nine months ended		YTD 2025 vs. YTD 2024
(in millions)	9/30/2025	9/30/2024	$ change	% change(1)	9/30/2025	9/30/2024	$ change	% change(1)
Investment advisory fees(2)
Equity	$1,011.8	$978.5	$33.3	3.4%	$2,894.6	$2,858.5	$36.1	1.3%
Fixed income, including money market	110.1	104.1	6.0	5.8%	319.2	304.5	14.7	4.8%
Multi-asset	492.1	465.8	26.3	5.6%	1,402.7	1,340.3	62.4	4.7%
Alternatives	84.7	78.9	5.8	7.4%	248.2	229.2	19.0	8.3%
	1,698.7	1,627.3	71.4	4.4%	4,864.7	4,732.5	132.2	2.8%

Performance-based advisory fees(2)	6.4	5.6	0.8	14.3%	23.2	40.0	(16.8)	(42.0)%
Capital allocation-based income
Change in accrued carried interest	56.2	35.1	21.1	60.1%	101.9	121.6	(19.7)	(16.2)%
Acquisition-related amortization and impairments	(14.2)	(30.5)	16.3	(53.4)%	(61.5)	(69.8)	8.3	(11.9)%
	42.0	4.6	37.4	n/m	40.4	51.8	(11.4)	n/m

Administrative, distribution, services, and other fees
Administrative fees	124.1	125.4	(1.3)	(1.0)%	387.5	378.4	9.1	2.4%
Distribution and servicing fees	22.3	22.7	(0.4)	(1.8)%	64.9	66.4	(1.5)	(2.3)%
	146.4	148.1	(1.7)	(1.1)%	452.4	444.8	7.6	1.7%
Net revenues	$1,893.5	$1,785.6	$107.9	6.0%	$5,380.7	$5,269.1	$111.6	2.1%

Average AUM (in billions):
Equity	$865.8	$813.1	$52.7	6.5%	$825.7	$791.4	$34.3	4.3%
Fixed income, including money market	203.8	183.3	20.5	11.2%	197.8	175.9	21.9	12.5%
Multi-asset	597.7	542.3	55.4	10.2%	566.8	519.9	46.9	9.0%
Alternatives	55.7	50.8	4.9	9.6%	54.1	49.0	5.1	10.4%
Average AUM	$1,723.0	$1,589.5	$133.5	8.4%	$1,644.4	$1,536.2	$108.2	7.0%

Investment advisory annualized effective fee rate (EFR) (in bps)
EFR without performance-based fees	39.1	40.7	(1.6)	(3.9)%	39.6	41.2	(1.6)	(3.9)%

EFR with performance-based fees	39.3	40.9	(1.6)	(3.9)%	39.7	41.5	(1.8)	(4.3)%
(1) n/m - the percentage change is not meaningful.
(2) 2024 performance-based advisory fees are reported separately from investment advisory fees to align with the 2025 presentation.

Investment advisory fees in the third quarter of 2025 increased 4.4% over the comparable 2024 quarter while average assets under management increased $133.5 billion, or 8.4%, to $1,723.0 billion. For the nine months ended September 30, 2025, investment advisory revenues increased 2.8% over the comparable 2024 period as average assets under management increased $108.2 billion, or 7.0%, to $1,644.4 billion.

The average annualized effective fee rate earned for the three- and nine-month periods ended September 30, 2025 declined from the comparable 2024 periods primarily due to client flows and transfers shifting assets under management toward lower-fee strategies and products.

Performance-based advisory fees in the third quarter of 2025 and 2024 were earned primarily from alternatives strategies, and from alternatives and equity strategies for the nine months ended September 30, 2025 and 2024.

Capital allocation-based income includes the change in accrued carried interest along with acquisition-related amortization and impairments. In the third quarter of 2025, the change in accrued carried interest increased net revenues by $56.2 million compared to $35.1 million in the 2024 period. For the nine months ended September 30, 2025, the change in accrued carried interest increased net revenues by $101.9 million compared to $121.6 million for the 2024 period. The difference in the change in accrued carried interest for the 2025 periods compared to the 2024 periods was due to relative market impacts and performance. The decrease in acquisition-related amortization and impairments for the 2025 periods from the comparable 2024 periods was primarily due to higher impairments recognized in prior periods.

A portion of the capital allocation-based income is passed through to certain associates as compensation and the related expense recognized in compensation and related costs with the unpaid amount reported as non-controlling interest on the unaudited consolidated balance sheets.

Administrative, distribution, services, and other fees in the third quarter of 2025 were $146.4 million, a decrease of $1.7 million, or 1.1%, from the comparable 2024 quarter. For the nine months ended September 30, 2025, these fees were $452.4 million, an increase of $7.6 million, or 1.7%, from the 2024 period. In the third quarter of 2025, we began reporting revenue from managed account model delivery assets and certain other advisory services in investment advisory fees, which was over $13 million in Q3 2025. This reclassification was the primary driver of the decline in administrative, distribution, services, and other fees, partially offset by higher transfer agents services compared to the 2024 period. For the nine months ended September 30, 2025, the increase was primarily due to higher recordkeeping fees and higher transfer agent services.

Our net revenues reflect the elimination of advisory and administrative fee revenue earned from our consolidated investment products. The corresponding expenses recognized by these products, which are consolidated in our financial statements, were also eliminated from operating expenses. For the third quarter, we eliminated net revenue of $0.8 million in 2025 and $1.3 million in 2024. For the nine months ended September 30, we eliminated net revenue of $3.6 million in 2025 and $3.0 million in 2024.

Operating expenses

	Three months ended		Q3 2025 vs. Q3 2024		Nine months ended		YTD 2025 vs. YTD 2024
(in millions)	9/30/2025	9/30/2024	$ change	% change(1)	9/30/2025	9/30/2024	$ change	% change(1)
Compensation, benefits and related costs	$632.5	$632.9	$(0.4)	(0.1)%	$1,939.2	$1,898.0	$41.2	2.2%
Acquisition-related retention agreements	14.2	4.0	10.2	n/m	42.5	30.6	11.9	38.9%
Capital allocation-based income compensation(2)	16.8	(2.0)	18.8	n/m	14.9	8.8	6.1	69.3%
Market-related change in deferred compensation liabilities	50.8	43.4	7.4	17.1%	109.9	111.0	(1.1)	(1.0)%
Total compensation and related costs	714.3	678.3	36.0	5.3%	2,106.5	2,048.4	58.1	2.8%
Distribution and servicing	95.8	91.6	4.2	4.6%	281.9	261.2	20.7	7.9%
Advertising and promotion	21.3	20.8	0.5	2.4%	77.3	79.4	(2.1)	(2.6)%
Product and recordkeeping related costs	78.7	75.0	3.7	4.9%	237.3	223.0	14.3	6.4%
Technology, occupancy, and facility costs	183.2	164.0	19.2	11.7%	530.2	474.8	55.4	11.7%
General, administrative, and other	101.7	104.2	(2.5)	(2.4)%	314.5	305.5	9.0	2.9%
Change in fair value of contingent consideration	—	(13.4)	13.4	n/m	—	(13.4)	13.4	n/m
Acquisition-related amortization and impairment costs	26.8	51.5	(24.7)	(48.0)%	86.7	125.3	(38.6)	(30.8)%
Restructuring charge	28.5	—	28.5	n/m	28.5	—	28.5	n/m
Total operating expenses	$1,250.3	$1,172.0	$78.3	6.7%	$3,662.9	$3,504.2	$158.7	4.5%

Total adjusted operating expenses (3)	$1,134.4	$1,099.0	$35.4	3.2%	$3,416.7	$3,276.2	$140.5	4.3%
(1) n/m - The percentage change is not meaningful.
(2) Capital allocation-based income compensation represents the change in accrued carried interest compensation along with acquisition-related, non-cash amortization and impairments.
(3) See the reconciliation to the comparable U.S. GAAP measures at the end of the Results of Operations section of this Management’s Discussion and Analysis.

Compensation, benefits, and related costs were $632.5 million in the third quarter of 2025, a decrease of $0.4 million, or 0.1%, compared to the 2024 quarter. For the nine months ended September 30, 2025, these costs were $1,939.2 million, an increase of $41.2 million, or 2.2%, compared to the 2024 period.

For the third quarter of 2025, the decrease was due to lower temporary personnel, offset by higher salaries and related benefits and lower capitalized labor. For the nine months ended September 30, 2025, the increase was primarily due to higher salaries and related benefits, higher long-term incentive compensation, and lower capitalized labor. These increases were partially offset by lower temporary personnel and other employee related costs.

The firm employed 7,830 associates at September 30, 2025, a decrease of 2.9% from 8,063 associates at June 30, 2025, a decrease of 4.0% from the end of 2024, and a decrease of 3.4% from September 30, 2024. The decrease in associates over each period is primarily driven by the workforce action in July 2025.

Distribution and servicing costs were $95.8 million for the third quarter of 2025, an increase of $4.2 million, or 4.6%, from $91.6 million recognized in the 2024 quarter. For the nine months ended September 30, 2025, these costs were $281.9 million, an increase of $20.7 million, or 7.9%, from $261.2 million recognized in the comparable 2024 period. The increases in both periods were primarily driven by higher average assets under management distributed through intermediaries.

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

Product and recordkeeping related costs were $78.7 million in the third quarter of 2025, an increase of $3.7 million, or 4.9%, compared to $75.0 million in the 2024 quarter. For the nine months ended September 30, 2025, these costs were $237.3 million, an increase of $14.3 million, or 6.4%, from $223.0 million recognized in the comparable 2024 period. The increases in both periods were primarily due to higher recordkeeping fees and other product related costs. Also contributing to the nine month increase was higher custody fees related to our trust products.

Technology, occupancy, and facility costs were $183.2 million in the third quarter of 2025, an increase of $19.2 million, or 11.7%, compared to the $164.0 million recognized in the 2024 quarter. For the nine months ended September 30, 2025, these costs were $530.2 million, an increase of $55.4 million, or 11.7%, compared with the 2024 period. The increases in both periods were primarily due to higher technology costs, including hosted solutions and depreciation. Also contributing to the nine month increase was higher occupancy and facility costs related to our new corporate headquarters, which was occupied in March 2025, and a non-recurring cost benefit related to our UK facility in the first quarter of 2024.

General, administrative, and other expenses were $101.7 million in the third quarter of 2025, a decrease of $2.5 million, or 2.4%, compared to the $104.2 million recognized in the 2024 quarter. For the nine months ended September 30, 2025, these costs were $314.5 million, an increase of $9.0 million, or 2.9%, compared with the 2024 period. For the third quarter of 2025, the decrease was primarily related to a non-recurring cost recovery recognized during the quarter. For the nine months ended September 30, 2025, the increase was primarily driven by higher professional fees, information services, and other administrative costs. These increases were partially offset by the non-recurring cost recovery recognized in the third quarter of 2025 and lower external research fees.

Acquisition-related amortization and impairment costs primarily relate to the indefinite- and definite-lived intangible assets identified and separately recognized, at fair value, on acquisition date. For the third quarter of 2025, we recognized $26.8 million in amortization and impairments related to intangible assets, compared to $51.5 million in the 2024 quarter. For the nine months ended September 30, 2025, we recognized $86.7 million in amortization and impairments related to intangible assets, compared to $125.3 million, in the 2024 period. For the 2024 periods, intangible asset impairment charges totaled $25.6 million for the third quarter and $59.7 million for the year-to-date period. If conditions that led us to recognize impairment charges worsen, additional impairments may be recognized in future periods.

Restructuring charge of $28.5 million for three- and nine-month periods ended September 30, 2025 reflects compensation costs, primarily severance, incurred in connection with the July workforce action. This was related to our previously announced broad and ongoing plan to reduce expense growth and realign resources. This ongoing effort is designed to support investment in both existing and future capabilities.

Non-operating income (loss)

Non-operating income for the third quarter of 2025 was $238.4 million compared to $212.5 million in the 2024 quarter. The following table details the components of non-operating income for both the three- and nine-month periods ended September 30, 2025 and 2024.

	Three months ended		Nine months ended
(in millions)	9/30/2025	9/30/2024	9/30/2025	9/30/2024
Net gains (losses) from non-consolidated investment products
Cash and discretionary investments
Dividend income	$38.1	$37.4	$102.3	$98.8
Market-related gains (losses) and equity in earnings (losses)	12.1	5.9	29.6	6.2
Total cash and discretionary investments	50.2	43.3	131.9	105.0
Seed capital investments
Dividend income	0.5	0.5	0.9	0.8
Market-related gains (losses) and equity in earnings (losses)	17.1	21.3	42.6	60.1
Total seed capital investments	17.6	21.8	43.5	60.9
Total cash, discretionary, and seed investments	67.8	65.1	175.4	165.9
Net gains (losses) recognized upon deconsolidation	—	(0.6)	3.1	(0.6)
Investments used to hedge the deferred compensation liabilities	53.0	41.1	112.8	105.6
Total net gains (losses) from non-consolidated investment products	120.8	105.6	291.3	270.9
Other investment income	40.4	13.4	67.7	47.6
Net gains (losses) on investments	161.2	119.0	359.0	318.5
Net gains (losses) on consolidated investment products	72.6	85.9	183.1	166.7
Other gains (losses), including foreign currency gains (losses)	4.6	7.6	2.5	(3.5)
Non-operating income (loss)	$238.4	$212.5	$544.6	$481.7

Adjusted non-operating income (loss)(1)	$50.2	$51.2	$132.8	$114.4
(1) See the reconciliation to the comparable U.S. GAAP measures at the end of the Results of Operations section of this Management's Discussion and Analysis.

Higher investment gains earned by our investment portfolio during the three- and nine-month periods ended September 30, 2025 compared to the 2024 periods were primarily due to higher cash and investment holdings coupled with stronger overall market returns.

The table above shows the net investment income of the underlying portfolios of the consolidated investment products, not just the income from our ownership share. The table below displays how consolidated investment products affected the individual lines of our unaudited consolidated income statements and the portion attributable to our interest.

	Three months ended		Nine months ended
(in millions)	9/30/2025	9/30/2024	9/30/2025	9/30/2024
Operating expenses reflected in net operating income	$(2.2)	$(2.4)	$(7.1)	$(7.3)
Net investment income (loss) reflected in non-operating income	72.6	85.9	183.1	166.7
Impact on income before taxes	$70.4	$83.5	$176.0	$159.4

Net income (loss) attributable to our interest in the consolidated investment products	$30.0	$46.1	$70.1	$100.5
Net income (loss) attributable to redeemable non-controlling interests (unrelated third-party investors)	40.4	37.4	105.9	58.9
Impact on income before taxes	$70.4	$83.5	$176.0	$159.4
Provision for income taxes

The GAAP effective tax rate for the third quarter of 2025 was 22.1% compared with 22.5% in the third quarter of 2024. These quarterly rates were the result of an overall year-to-date rate of 22.8% for 2025 and 23.5% for 2024. The following table reconciles the statutory federal income tax rate to our effective tax rate on a U.S. GAAP basis for the nine months ended September 30, 2025 and 2024:

	Nine months ended
	9/30/2025	9/30/2024
Statutory U.S. federal income tax rate	21.0%	21.0%
State income taxes for current year, net of federal income tax benefits(1)	2.5	2.7
Net (income) losses attributable to redeemable non-controlling interests(2)	(1.0)	(0.6)
Net excess tax benefits from stock-based compensation plans activity	(0.2)	(0.2)
Valuation allowances	(0.2)	0.3
Other items	0.7	0.3
Effective income tax rate	22.8%	23.5%

Adjusted effective tax rate	23.8%	24.1%
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
The adjusted effective tax rate primarily adjusts for the impact of the consolidated investment products, including the net income attributable to the redeemable non-controlling interests. The decrease in the year-to-date 2025 U.S. GAAP and adjusted effective tax rates compared to 2024 was primarily due to the reversal of a U.S. foreign tax credit carryover valuation allowance and lower state taxes. The impact of redeemable non-controlling interest also contributed to the lower U.S. GAAP effective tax rate compared to the 2024 period.

We currently estimate that our effective tax rate for the full year 2025, on a U.S. GAAP basis, will be in the range of 23.0% to 26.0%. On an adjusted basis, the range is 23.5% to 25.5%.

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

The following schedules reconcile certain U.S. GAAP financial measures to Non-GAAP financial measures for the three months ended September 30, 2025 and 2024.

	Three months ended 9/30/2025
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(6)	Net income attributable to T. Rowe Price Group, Inc.	Diluted earnings per share(7)
U.S. GAAP Basis (FS line item)	$1,250.3	$643.2	$238.4	$195.1	$646.1	$2.87
Non-GAAP adjustments:
Acquisition-related:
Investment and NCI amortization and impairments(1) (Capital allocation-based income and Compensation and related costs)	5.8	8.4	—	1.2	7.2	0.03
Acquisition-related retention arrangements(1) (Compensation and related costs)	(14.2)	14.2	—	2.1	12.1	0.05
Intangible assets amortization and impairments(1)	(26.8)	26.8	—	3.9	22.9	0.10
Total acquisition-related	(35.2)	49.4	—	7.2	42.2	0.18
Deferred compensation liabilities(2) (Compensation and related costs)	(50.8)	50.8	(53.0)	(0.3)	(1.9)	(0.01)
Restructuring charge(3)	(28.5)	28.5	—	4.2	24.3	0.11
Consolidated investment products(4)	(1.4)	2.2	(72.6)	(4.4)	(25.6)	(0.11)
Other non-operating income(5)	—	—	(62.6)	(9.2)	(53.4)	(0.23)
Adjusted Basis	$1,134.4	$774.1	$50.2	$192.6	$631.7	$2.81

	Three months ended 9/30/2024
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(6)	Net income attributable to T. Rowe Price Group, Inc.	Diluted earnings per share(7)
U.S. GAAP Basis (FS line item)	$1,172.0	$613.6	$212.5	$185.7	$603.0	$2.64
Non-GAAP adjustments:
Acquisition-related:
Investment and NCI amortization and impairments(1) (Capital allocation-based income and Compensation and related costs)	13.6	16.9	—	2.3	14.6	0.06
Acquisition-related retention arrangements(1) (Compensation and related costs)	(4.0)	4.0	—	0.5	3.5	0.02
Contingent consideration(1)	13.4	(13.4)	—	(1.8)	(11.6)	(0.05)
Intangible assets amortization and impairments(1)	(51.5)	51.5	—	7.0	44.5	0.19
Total acquisition-related	(28.5)	59.0	—	8.0	51.0	0.22
Deferred compensation liabilities(2) (Compensation and related costs)	(43.4)	43.4	(41.1)	0.3	2.0	0.01
Consolidated investment products(4)	(1.1)	2.4	(85.9)	(6.3)	(39.8)	(0.17)
Other non-operating income(5)	—	—	(34.3)	(4.6)	(29.7)	(0.13)
Adjusted Basis	$1,099.0	$718.4	$51.2	$183.1	$586.5	$2.57

The following schedules reconcile certain U.S. GAAP financial measures to non-GAAP financial measures for the nine months ended September 30, 2025 and 2024.

	Nine months ended 9/30/2025
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(6)	Net income attributable to T. Rowe Price Group, Inc.	Diluted earnings per share(7)
U.S. GAAP Basis (FS line item)	$3,662.9	$1,717.8	$544.6	$514.7	$1,641.8	$7.25
Non-GAAP adjustments:
Acquisition-related:
Investment and NCI amortization and impairments(1) (Capital allocation-based income and Compensation and related costs)	24.9	36.6	—	7.7	28.9	0.13
Acquisition-related retention arrangements(1) (Compensation and related costs)	(42.5)	42.5	—	8.3	34.2	0.15
Intangible assets amortization and impairments(1)	(86.7)	86.7	—	17.1	69.6	0.31
Total acquisition-related	(104.3)	165.8	—	33.1	132.7	0.59
Deferred compensation liabilities(2) (Compensation and related costs)	(109.9)	109.9	(112.8)	(0.6)	(2.3)	(0.01)
Restructuring charge(3)	(28.5)	28.5	—	4.2	24.3	0.11
Consolidated investment products(4)	(3.5)	7.1	(183.1)	(16.0)	(54.1)	(0.24)
Other non-operating income(5)	—	—	(115.9)	(21.3)	(94.6)	(0.42)
Adjusted Basis	$3,416.7	$2,029.1	$132.8	$514.1	$1,647.8	$7.28

	Nine months ended 9/30/2024
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(6)	Net income attributable to T. Rowe Price Group, Inc.	Diluted earnings per share(7)
U.S. GAAP Basis (FS line item)	$3,504.2	$1,764.9	$481.7	$527.5	$1,660.2	$7.23
Non-GAAP adjustments:
Acquisition-related:
Investment and NCI amortization and impairments(1) (Capital allocation-based income and Compensation and related costs)	29.8	40.0	—	7.8	32.2	0.14
Acquisition-related retention arrangements(1) (Compensation and related costs)	(30.6)	30.6	—	7.2	23.4	0.10
Contingent consideration(1)	13.4	(13.4)	—	(1.8)	(11.6)	(0.05)
Intangible assets amortization and impairments(1)	(125.3)	125.3	—	24.9	100.4	0.44
Total acquisition-related	(112.7)	182.5	—	38.1	144.4	0.63
Deferred compensation liabilities(2) (Compensation and related costs)	(111.0)	111.0	(105.6)	1.2	4.2	0.02
Consolidated investment products(4)	(4.3)	7.3	(166.7)	(21.2)	(79.3)	(0.35)
Other non-operating income(5)	—	—	(95.0)	(20.2)	(74.8)	(0.32)
Adjusted Basis	$3,276.2	$2,065.7	$114.4	$525.4	$1,654.7	$7.21

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

(2)    This non-GAAP adjustment eliminates the compensation expense impact from market valuation changes in deferred compensation liabilities, including the supplemental savings plan and, starting in Q4 2024, restricted fund units, and the related net gains (losses) on investments used as economic hedges against the related liabilities. The liabilities are adjusted based on the performance of hypothetical investments selected by participants. We use investment products to economically hedge the market risk associated with the supplemental savings plan liability and the expected settlement value of unvested restricted fund units. We believe it is useful to offset the non-operating investment income (loss) of the hedges against the related compensation expense and remove the net impact to help the reader's ability to understand the firm's core operating results and to increase comparability period to period.

(3)    This non-GAAP adjustment removes compensation expenses, primarily severance, incurred as part of our broad and ongoing plan to reduce expense growth and realign resources to invest in existing and future capabilities. We believe this adjustment helps the reader’s ability to understand our core operating results and increases comparability period to period.

(4)    This non-GAAP adjustment removes the impact of the consolidated investment products by adding back their operating expenses and subtracting their investment income. The operating expense adjustment represents their operating expenses net of related investment advisory and administrative fees. The adjustment to net income attributable to T. Rowe Price Group, Inc. represents the consolidated investment products' net income, net of redeemable non-controlling interests. We believe this adjustment helps the reader’s ability to understand our core operating results and increases comparability period to period.

(5)    This non-GAAP adjustment removes non-operating income (loss) earned on those investments that are not economic hedges for the deferred compensation liabilities and are not part of the cash and discretionary investment portfolio. We retain gains from cash and discretionary investments in our non-GAAP measures, as they are considered part of our core operations. We believe adjusting for the remaining non-operating income (loss) helps the reader’s ability to understand the firm's core operating results and increases comparability period to period. Additionally, we do not emphasize this portion of non-operating income (loss) when assessing the firm's performance.

(6)    The income tax impacts were calculated in order to achieve an overall year-to-date non-GAAP effective tax rate of 23.8% in 2025 and 24.1% in 2024. As such, the non-GAAP effective tax rate for the third quarter was 23.4% in 2025 and 23.8% in 2024.

(7)    This non-GAAP measure was calculated by applying the two-class method to adjusted net income attributable to T. Rowe Price Group, Inc. divided by the weighted-average common shares outstanding assuming dilution. The calculation of adjusted net income allocated to common stockholders is as follows:

	Three months ended		Nine months ended
(in millions)	9/30/2025	9/30/2024	9/30/2025	9/30/2024
Adjusted net income attributable to T. Rowe Price Group, Inc.	$631.7	$586.5	$1,647.8	$1,654.7
Less: adjusted net income allocated to outstanding restricted stock and stock unit holders	14.3	15.0	39.7	44.1
Adjusted net income allocated to common stockholders	$617.4	$571.5	$1,608.1	$1,610.6

CAPITAL RESOURCES AND LIQUIDITY.

Sources of Liquidity

We have ample liquidity, including cash and investments in T. Rowe Price products, as follows:

(in millions)	9/30/2025	12/31/2024
Cash and cash equivalents	$3,634.8	$2,649.8
Discretionary investments	643.6	457.1
Total cash and discretionary investments	4,278.4	3,106.9
Redeemable seed capital investments	1,054.5	1,262.3
Investments used to hedge the deferred compensation liabilities	1,158.6	1,110.9
Total cash and investments in T. Rowe Price products	$6,491.5	$5,480.1

Our discretionary investment portfolio is primarily comprised of short duration bond funds, which typically yield higher than money market rates. Our subsidiaries outside the United States held cash and discretionary investments of $812.2 million at September 30, 2025 and $653.9 million at December 31, 2024. Given the availability of our financial resources and cash expected to be generated through future operations, we do not maintain an available external source of additional liquidity.

Our seed capital investments are redeemable, although we generally expect to be invested for several years for the products to build an investment performance history and until unrelated third-party investors substantially reduce our relative ownership percentage.

The cash and investment presentation on the unaudited consolidated balance sheet is based on the accounting treatment for the cash equivalent or investment item. The following table details how T. Rowe Price Group, Inc.’s interests in cash and investments relate to where they are presented on the unaudited consolidated balance sheet as of September 30, 2025.

(in millions)	Cash and cash equivalents	Investments	Net assets of consolidated investment products(1)	Total
Cash and discretionary investments	$3,634.8	$592.6	$51.0	$4,278.4
Seed capital investments	—	383.2	671.3	1,054.5
Investments used to hedge the deferred compensation liabilities	—	1,110.8	47.8	1,158.6
Total cash and investments in T. Rowe Price products attributable to T. Rowe Price Group, Inc.	3,634.8	2,086.6	770.1	6,491.5
Investments in affiliated private investment funds(2)	—	705.8	—	705.8
Investments in CLOs	—	38.2	—	38.2
Investment in UTI and other investments	—	586.8	—	586.8
Total cash and investments attributable to T. Rowe Price Group, Inc.	3,634.8	3,417.4	770.1	7,822.3
Redeemable non-controlling interests	—	—	984.9	984.9
As reported on unaudited consolidated balance sheet at September 30, 2025	$3,634.8	$3,417.4	$1,755.0	$8,807.2
(1) The consolidated investment products are generally those products we provided seed capital at the time of their formation and we have a controlling interest. These products generally represent U.S. mutual funds, ETFs, and funds regulated outside the U.S. The $770.1 million represents the total value at September 30, 2025 of our interest in the consolidated investment products. The total net assets of the T. Rowe Price investment products at September 30, 2025 of $1,755.0 million includes assets of $1,777.7 million, less liabilities of $22.7 million as reflected in our unaudited consolidated balance sheets.
(2) Includes $170.0 million of non-controlling interests in consolidated entities held by related parties, and we cannot sell in order to obtain cash for general operations.

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

Uses of Liquidity

We increased our quarterly recurring dividend per common share in February 2025 by 2.4% to $1.27 per common share from $1.24 per common share. Further, we spent $483.8 million in the first nine months of 2025 to repurchase 4.8 million shares of our outstanding common stock, at an average price of $100.59 per share. These dividends and repurchases were funded using existing cash balances and cash generated from operations. While opportunistic in our approach to stock buybacks, we will generally repurchase our common stock over time to offset the dilution created by our equity-based compensation plans.

Since the end of 2022, we have returned $4.2 billion to stockholders through stock repurchases and regular quarterly dividends, as follows:

(in millions)	Recurring dividend	Stock repurchases	Total cash returned to stockholders
2023	$1,121.9	$254.3	$1,376.2
2024	1,135.2	334.5	1,469.7
Nine months ended 9/30/2025	858.7	483.8	1,342.5
Total	$3,115.8	$1,072.6	$4,188.4

We anticipate property, equipment, software and other capital expenditures, including internal labor capitalization, for the full-year 2025 to be about $275 million of which over 80% is planned for technology initiatives. We expect to fund our anticipated capital expenditures with operating cash flows and other available resources.

Cash Flows

The following table summarizes the cash flows for the nine months ended September 30, 2025 and 2024, that are attributable to T. Rowe Price Group, Inc., our consolidated investment products, and the related eliminations required in preparing the statement.

	Nine months ended
	9/30/2025				9/30/2024
(in millions)	Cash flow attributable to T. Rowe Price Group, Inc.	Cash flow attributable to consolidated investment products	Elims	As reported	Cash flow attributable to T. Rowe Price Group, Inc.	Cash flow attributable to consolidated investment products	Elims	As reported
Cash flows from operating activities
Net income (loss)	$1,641.8	$176.0	$(70.1)	$1,747.7	$1,660.2	$159.4	$(100.5)	$1,719.1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, amortization and impairments of property, equipment and software	203.7	—	—	203.7	188.4	—	—	188.4
Amortization and impairment of acquisition-related assets and retention agreements	165.8	—	—	165.8	196.5	—	—	196.5
Fair value remeasurement of contingent liability	—	—	—	—	(13.4)	—	—	(13.4)
Stock-based compensation expense	134.2	—	—	134.2	162.2	—	—	162.2
Net (gains) losses recognized on investments	(417.6)	—	70.1	(347.5)	(432.6)	—	100.5	(332.1)
Total non-cash adjustments	86.1	—	70.1	156.2	101.1	—	100.5	201.6
Net redemptions in T. Rowe Price investment products used to economically hedge deferred compensation liabilities	63.3	—	46.7	110.0	29.8	—	—	29.8
Net change in trading securities held by consolidated investment products	—	(821.4)	—	(821.4)	—	(517.9)	—	(517.9)
Other changes	588.8	(1.1)	(8.1)	579.6	548.3	5.7	(19.1)	534.9
Net cash provided by (used in) operating activities	2,380.0	(646.5)	38.6	1,772.1	2,339.4	(352.8)	(19.1)	1,967.5
Net cash provided by (used in) investing activities	(79.3)	(35.8)	96.2	(18.9)	(143.1)	(15.7)	3.8	(155.0)
Net cash provided by (used in) financing activities	(1,315.7)	664.9	(134.8)	(785.6)	(1,089.4)	345.9	15.3	(728.2)
Effect of exchange rate changes on cash and cash equivalents of consolidated investment products	—	3.4	—	3.4	—	0.5	—	0.5
Net change in cash and cash equivalents during period	985.0	(14.0)	—	971.0	1,106.9	(22.1)	—	1,084.8
Cash and cash equivalents at beginning of year	2,649.8	63.1	—	2,712.9	2,066.6	77.2	—	2,143.8
Cash and cash equivalents at end of period	$3,634.8	$49.1	$—	$3,683.9	$3,173.5	$55.1	$—	$3,228.6

Operating Activities
Operating activities attributable to T. Rowe Price Group, Inc. provided cash flows of $2,380.0 million during the first nine months of 2025, an increase of $40.6 million from $2,339.4 million provided during the 2024 period. The increase was primarily driven by a $40.5 million increase in cash flows related to timing differences in the cash settlement of our assets and liabilities. Additionally, in 2025, net redemptions from certain investment products that economically hedge our deferred compensation liabilities were $33.5 million higher as compared to the 2024 period. These increases were offset in part by a $18.4 million decrease in net income and a $15.0 million decrease in the add-back for non-cash items as detailed in the table above. The remaining change in reported cash flows from operating activities was attributable to the net change in trading securities held in our consolidated investment products’ underlying portfolios.

Our interim operating cash flows does not include the cash impact of variable compensation that is accrued throughout the year before being substantially paid out in December.

Investing Activities
Net cash used in investing activities attributable to T. Rowe Price Group, Inc. totaled $79.3 million in 2025 compared with $143.1 million in 2024. In 2025, we decreased our property and equipment expenditures by $102.9 million and had higher net proceeds from the sale of sponsored investment products. We had net proceeds from the sale of investments of $241.9 million in the 2025 period compared to $209.9 million during the 2024 period. Partially offsetting these changes was an increase in other investing activity of $71.1 million compared to the 2024 period. We eliminate our capital in our consolidated investment products in preparing our consolidated statements of cash flows. The remaining change in reported cash flows from investing activities of $20.1 million is related to the net cash removed from our unaudited consolidated balance sheet from consolidating and deconsolidating investment products.

Financing Activities
Net cash used in financing activities attributable to T. Rowe Price Group, Inc. totaled $1,315.7 million in 2025 compared with $1,089.4 million in 2024. During 2025, we used $481.8 million to repurchase 4.8 million shares compared to $269.1 million to repurchase 2.3 million shares in 2024. The $7.5 million increase in dividends paid in 2025 was a result of the 2.4% increase in our quarterly dividend per share over prior year. The remaining change in reported cash flows from financing activities was primarily attributable to a $168.9 million increase in net subscriptions from redeemable non-controlling interest holders of our consolidated investment products during 2025.

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

Our ability to attract and retain investors’ assets under our management is dependent on investor sentiment and confidence, including: changes thereto that may result from U.S. trade policies, market volatility and economic outlook; the relative investment performance of the T. Rowe Price mutual funds and other managed investment products as compared with competing offerings and market indexes; the ability to maintain our investment management and administrative fees at appropriate levels; the impact of changes in interest rates and inflation; competitive conditions in the mutual fund, asset management, and broader financial services sectors; our level of success in implementing our strategy to expand our business; and our ability to attract and retain key personnel. Our revenues are substantially dependent on fees earned under contracts with the T. Rowe Price funds and could be adversely affected if the independent directors of one or more of the T. Rowe Price funds terminated or significantly altered the terms of the investment management or related administrative services agreements. Non-operating investment income will also fluctuate primarily due to the size of our investments, changes in their market valuations, and any other-than-temporary impairments that may arise or, in the case of our equity method investments, our proportionate share of the investees’ net income.

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

Item 4.Controls and Procedures.

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of September 30, 2025, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any change in our internal control over financial reporting that occurred during the third quarter of 2025, and has concluded that there was no change during the third quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

For information about our legal proceedings, please see our Commitments and Contingencies footnote to our unaudited consolidated financial statements in Part 1 of this Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes in the information provided in Item 1A of our Form 10-K Annual Report for 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchase activity during the third quarter of 2025 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1 - July 31	222,504	$103.29	220,000	14,805,865
August 1 - August 31	525,056	$106.74	514,565	14,291,300
September 1 - September 30	747,590	$104.99	722,923	13,568,377
Total	1,495,150	$105.35	1,457,488

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorization, outstanding shares surrendered to us to pay the exercise price in connection with swap exercises of employee stock options, and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the third quarter of 2025, 37,662 were related to shares surrendered in connection with employee stock option exercises and no shares were withheld to cover tax withholdings associated with the vesting of restricted stock awards.

The following table details the changes in and status of the Board of Directors’ outstanding publicly announced board authorizations.

Authorization Dates	Maximum Number of Shares that May Yet Be Purchased at 7/1/2025	Total Number of Shares Purchased	Maximum Number of Shares that May Yet Be Purchased at 9/30/2025
March 2020	25,865	(25,865)	—
December 2024	15,000,000	(1,431,623)	13,568,377
	15,025,865	(1,457,488)	13,568,377

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.
(a) On October 28, 2025, the Board of Directors approved a plan to exit two owned office buildings in Owings Mills, Maryland. This decision is expected to result in a non-cash charge of up to $100 million in the fourth quarter of 2025, primarily reflecting the carrying value of the buildings. This decision was made in connection with the firm's broad and ongoing plan to reduce expense growth and realign resources to invest in existing and future capabilities.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 31, 2025.
T. Rowe Price Group, Inc.

By:    /s/ Jennifer B. Dardis
Vice President, Chief Financial Officer and Treasurer