Form 10-K
period 2025-12-31
PRICE T ROWE GROUP INC
filed 2026-02-13
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
  ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the common equity (all voting) held by non-affiliates (excludes executive officers and directors) computed using $96.50 per share (the NASDAQ Official Closing Price on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter) was $20.9 billion.
The number of shares outstanding of the registrant's common stock as of the latest practicable date, February 11, 2026, is 218,072,901.
DOCUMENTS INCORPORATED BY REFERENCE: Certain portions of the registrant's Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A of the general rules and regulations under the Act, are incorporated by reference into Part III of this report.
Exhibit index begins on page 94.

PART I

Item 1.Business.

T. Rowe Price Group, Inc. (T. Rowe Price Group, T. Rowe Price, the firm, we, us, or our) is a financial services holding company that provides global investment advisory services through its subsidiaries to investors worldwide. We identify and actively invest in opportunities to help people thrive in an evolving world. As a premier global asset management organization with more than 85 years of experience, we provide investment solutions and a broad range of equity, fixed income, multi-asset, and alternatives capabilities to individuals, advisors, institutions, and retirement plan sponsors. We also provide certain investment advisory clients with related administrative services, including distribution, mutual fund transfer agent, accounting, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; brokerage; trust services; and other advisory services. We take an active, independent approach to investing, offering our dynamic perspective and meaningful partnership, so our clients can feel more confident.

The late Thomas Rowe Price, Jr., founded our firm in 1937, and the common stock of T. Rowe Price Associates, Inc. was first offered to the public in 1986. The T. Rowe Price Group corporate holding company structure was established in 2000. Our common stock trades on the NASDAQ Global Select Market under the symbol "TROW".

Our core capabilities have enabled us to deliver excellent operating results since our initial public offering. We maintain a strong corporate culture focused on delivering superior long-term investment performance and world-class service to our clients. We distribute our broad array of active investment solutions through a diverse set of distribution channels and vehicles to meet the needs of our clients globally. These vehicles include an array of U.S. mutual funds, collective investment trusts, exchange-traded funds, subadvised funds, separately managed accounts, and other sponsored products. The other sponsored products include: open-ended investment products offered to investors outside the U.S., products offered through variable annuity life insurance plans in the U.S., affiliated private investment funds, business development companies, interval funds, models, and collateralized loan obligations (CLOs).

The investment management industry continues to evolve and face challenging trends, including the shift in market share from traditional active strategies to passive products, persistent downward fee pressure, demand for lower cost investment vehicles, and an ever-changing regulatory landscape.

Despite these trends, we believe there are significant opportunities that align to our core capabilities. Our ongoing financial strength and discipline allows us to respond to these opportunities with several strategic, multi-year initiatives that are designed to strengthen our long-term competitive position and to:
•Deliver exceptional outcomes for clients while sustaining our leadership position in retirement. Access growth of the U.S. wealth management channel through improved vehicle capabilities, technology, specialist sales, and content.
•Focus on further global growth in select high-opportunity markets where we have existing business by investing more in resources, products, partnerships, and marketing.
•Broaden our reach in the private and alternatives market by leveraging our distribution channels, expanding our investment capabilities, and blending our traditional capabilities with alternatives.
•Grow and diversify our business through innovative global partnerships.
•Enhance our relationships with clients and renew our individual investor base by investing in our ability to provide exceptional service and unique solutions.
•Strengthen our distribution technology to enhance the digital client experience and client reporting.
•Attract and retain top talent and enable effective collaboration.
•Nurture our brand globally and leverage it effectively across channels and geographies.
•Deliver strong financial results and balance sheet strength for our stockholders over the long term.

At the same time, we have developed a broad and ongoing plan to further align our expense growth with our anticipated revenue growth, which will allow us to realign resources and continue investing in existing and future capabilities.

In 2025, we took several steps to execute on this plan, including targeted role eliminations, outsourcing and expanding some of our technology capabilities through trusted vendor partnerships, and the decision to exit certain owned buildings with plans to dispose of the properties in 2026.

The impact of these actions has been recorded as a restructuring charge in the consolidated statements of income and is discussed in Item 7. These measures also help offset ongoing inflationary pressures on compensation and contractual spending. Our strategic investments include hiring investment and distribution professionals, adopting new technologies, offering new products, and growing and diversifying our business through innovative global partnerships.

ASSETS UNDER MANAGEMENT (AUM).

Our consolidated net revenues and net income are derived largely from investment advisory services provided by our subsidiaries, primarily T. Rowe Price Associates (TRPA), T. Rowe Price Investment Management (TRPIM), T. Rowe Price International Ltd (TRPIL), and Oak Hill Advisors (OHA). Our revenues depend largely on the total value and composition of our assets under management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations.

At December 31, 2025, we had $1,775.6 billion in assets under management, an increase of $169.0 billion from the end of 2024. This increase in assets under management was driven by market appreciation, net of distributions not reinvested, of $216.7 billion, offset by net cash outflows of $56.9 billion. Beginning on July 1, 2025, assets under management include managed account - model delivery portfolios assets, which had $9.2 billion in assets as of that date, and are reflected in the increase from December 31, 2024.

The following charts show our AUM (in billions) by asset class, client type, geography, and account type as of December 31 for the prior three years:

Equity	Institutional(3)
Fixed Income, including money market	Retail(4)
Multi-Asset(1)
Alternatives(2)
(1)The underlying AUM of the multi-asset products have been aggregated and presented in this category and not reported in the equity and fixed income rows.
(2)The alternatives asset class includes strategies authorized to invest more than 50% of its holdings in private credit, leveraged loans, mezzanine, real assets/CRE, structured products, stressed/distressed, non-investment grade CLOs, special situations, business development companies, or that have absolute return as its investment objective. Generally, only those strategies with longer than daily liquidity are included. Unfunded capital commitments of $21.6 billion at December 31, 2025, $16.2 billion at December 31, 2024, and $11.6 billion at December 31, 2023 are not reflected in AUM above.
(3)Institutional includes assets sourced from institutions along with defined contribution assets that are sourced through intermediaries and our full-service recordkeeping business.
(4)Retail includes assets sourced through our direct-marketed business and financial intermediaries.

United States	U.S. Defined Contribution
APAC, EMEA, Canada	Other Retirement
Other Accounts

In 2025, our target date retirement products experienced net cash inflows of $5.2 billion. The assets under management in our target date retirement products totaled $561.4 billion at December 31, 2025, or 31.6% of our managed assets at December 31, 2025, compared to 29.6% at the end of 2024.

Additional information concerning our assets under management, results of operations, and financial condition during the past three years is contained in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as our consolidated financial statements, which are included in Item 8. of this Form 10-K.

INVESTMENT MANAGEMENT SERVICES.

Investment Capabilities

We manage a broad range of investment strategies in equity, fixed income, multi-asset, and alternatives across sectors, styles and regions. Our strategies are designed to meet the varied and changing needs of investors and are delivered across a range of vehicles. We also offer specialized advisory services, including management of stable value investment contracts, customized multi-asset solutions, and a distribution management service for the disposition of equity securities our clients receive from third-party venture capital investment pools.

The following tables set forth our broad investment capabilities as of December 31, 2025.

Equity
	Growth	Core	Value	Concentrated	Integrated (Quantitative, Fundamental, Custom Solutions)	Impact
U.S.:	All-Cap, Large-Cap, Mid-Cap, Small-Cap, Sectors, Tax Efficient	Large-Cap, Mid-Cap, Small-Cap, Tax Efficient	Large-Cap, Mid-Cap, Small-Cap, Tax Efficient	Large-Cap (Value)	Large-Cap (Growth & Value, Lower Volatility), Multi-Cap, Small-Cap	Large-Cap
Global / International:	All-Cap, Large-Cap, Small-Cap, Sectors, Regional, Emerging Markets	Large-Cap	Large-Cap, Regional, Emerging Markets	Large-Cap, Regional	Large-Cap (Core)	Large-Cap

Fixed Income
	Cash	Low Duration	High Yield / Bank Loans	Government	Securitized
U.S.:	Taxable Money, Tax-Exempt Money	Stable Value, Short-Term Bond, Short Duration Income, Ultra-Short Term Bond	Credit Opportunities, Floating Rate, High Yield	Inflation Protection, Treasury	Securitized Credit, CLO, GNMA
Global / International:	N/O	N/O	Euro High Yield, High Income, Global High Yield	Global Government Bond	N/O

	Investment Grade Credit	Multi-Sector	Emerging Markets	Municipal (Tax-Free)	Impact
U.S.:	Investment Grade, Corporate Income Bond	QM Bond, Core Bond, Core Plus, Dynamic Credit, Investment Grade Core, Total Return	N/O	High Yield, Intermediate Muni, Intermediate, Long-Term, Short/Intermediate	N/O
Global / International:	Euro Investment Grade Corporate, Global Investment Grade Corporate	Dynamic Global Bond, Global Multi-Sector, Global Aggregate, International Bond, Euro Aggregate	Bond, Corporate, Corporate High Yield, Dynamic Emerging Markets Bond, Investment Grade, Local Currency, Asia Credit	N/O	Global Impact Credit
N/O - Not offered

Multi-Asset
U.S. / Global / International:	Target Date, Custom Target Date			Target Allocation	Global Allocation
	Global Income	Managed Volatility	Custom Solutions	Real Assets	Retirement Income

Alternatives
U.S. / Global / International:	Private Credit	Leveraged Loans	Mezzanine	Real Assets / CRE	Structured Products
	Stressed / Distressed	CLOs - Non-Investment Grade		Special Situations	MA Alternatives

Our research staff conducts fundamental and quantitative security analysis primarily from offices located in the U.S. and U.K. with additional staff based in Australia, Hong Kong, Japan, and Singapore. We also use external research in a supportive capacity as well as data, analysis, and commentary from private economists, political observers, government experts, and market analysts.

We introduce new strategies, investment vehicles, and other products to complement and expand our investment offerings, to respond to competitive developments in the financial marketplace, and to meet the changing needs of our clients. Before we introduce a new strategy, we must be confident we have the appropriate investment management expertise and its objective will be useful to investors over a long period.

We typically provide seed capital for certain investment products to begin building an investment performance history in advance of the product receiving client assets. The length of time we hold our seed capital investment will vary for each investment product as it is highly dependent on how long it takes to generate cash flows into the product from unrelated investors or, in the case of certain alternatives products, the investment term. Generally, we ensure the investment product has a sustainable level of assets from unrelated investors before we consider redemption of our seed capital investment in order to maintain the product's net asset value and its performance record. At December 31, 2025, we had seed capital investments in our products of $1.1 billion. Additionally, we invest our capital in certain alternatives products we manage to further align our interest with those of our clients. These investments are commonly referred to as co-investments and totaled $0.3 billion at December 31, 2025.

We may also close or limit investments to new investors across investment products in order to maintain the integrity of the investment strategy and to protect the interests of its existing shareholders and investors. The Capital Appreciation Strategy has been closed to new investors since 2014 and represents about 6% of total assets under management at December 31, 2025.

Distribution Channels and Products

We distribute our products across a diversified client base across five primary distribution channels in three broad geographical regions: Americas; Europe, Middle East and Africa (EMEA); and Asia Pacific (APAC). We service clients in 60 countries around the world. Investors domiciled outside the U.S. represented nearly 9% of total assets under management at the end of 2025.

The following table outlines the five distribution channels and vehicles through which our assets under management are sourced as of December 31, 2025.

Vehicle	Retail			Institutional
	Americas financial intermediaries	EMEA & APAC financial intermediaries	Individual U.S. investors on a direct basis	U.S. Defined Contribution	Institutional investors

U.S. Mutual Funds	x		x	x	x
Collective Investment Trusts	x			x	x
Exchange-Traded Funds	x		x		x
College Savings Plans	x		x
Model Portfolios	x	x	x(6)
Separately Managed Accounts (SMAs)(1)	x	x			x
Subadvised Accounts	x	x		x	x
Separate Accounts	x	x	x	x	x
SICAVs(2) / FCPs(3)	x	x			x
Canadian Pooled Funds	x				x
OEICs(4)		x			x
Japanese ITMs(5)		x			x
Australian Unit Trusts		x			x
Private Funds					x
Collateralized Loan Obligations					x
Business Development Company (BDC)	x				x
Interval Funds	x				x

(1) Includes both model delivery and manager traded SMAs,. (2)Société d'Investissement à Capital Variable (Luxembourg), (3)Fonds Commun de Placement (Luxembourg), (4)Open-Ended Investment Company (U.K.), (5)Japanese Investment Trust Management Funds, (6) Provided through our ActivePlus and Retirement Advisory Service Portfolios.

INVESTMENT ADVISORY FEES.

We derive substantially all of our net revenue from investment advisory fees that are earned pursuant to agreements with our sponsored products and clients. Nearly 55% of our investment advisory fees are earned from our sponsored U.S. mutual funds, with the remaining investment advisory fees earned from our collective investment trusts, subadvised funds, separately managed accounts, and other sponsored products. The other sponsored investment products include: open-ended investment products offered to investors outside the U.S., products offered through variable annuity life insurance plans in the U.S., exchange traded funds, affiliated private investment funds, business development companies, and sponsored collateralized loan obligations.

Our investment advisory fees are generally computed using the value of assets under management at a contracted annual fee rate or an effective fee rate for those products with a tiered-fee rate structure. For the majority of our revenue, the value of the assets under management used to calculate the fees are based on a daily valuation. The contracted fee rate(s) applied to the fund or account’s assets under management will vary depending on the services provided, the asset class, and vehicle. For example, fee rates are typically higher for equities and alternatives compared to multi-asset and fixed income products. Additionally, fee rates are typically higher for commingled vehicles including U.S. mutual funds, private investment funds and collective investment trusts compared to separately managed accounts and subadvised funds.

Investment management agreements typically provide the ability for termination upon relatively short notice with little or no penalty. Specifically, our sponsored U.S. mutual fund investment management agreements must be approved, and fees are annually reviewed by the Boards of the respective funds, including a majority of directors who are not interested persons of the funds or of T. Rowe Price Group (as defined in the Investment Company Act of 1940). Additionally, fund shareholders must approve material changes to these investment management agreements. Each fund agreement automatically terminates in the event of its assignment (as defined in the Investment Company Act) and, generally, either party may terminate the agreement without penalty after a 60-day notice. The termination of one or more of the U.S. mutual fund agreements could have a material adverse effect on our results of operations.

We also earn performance-based investment advisory fees on certain separately managed accounts and affiliated private investment funds. These performance-based fees are recognized and reported separately in the consolidated statement of income when performance returns exceed the stated hurdle at the end of the performance period, which can lead to an uneven recognition pattern year-to-year.

We distribute certain of our sponsored products through distribution agents and financial intermediaries. The fees we earn for distributing and marketing these products are part of the investment advisory fees earned for managing the product assets. We recognize any related distribution fees paid to financial intermediaries in distribution and servicing costs.

CAPITAL ALLOCATION-BASED INCOME.

We earn income from general partner interests in certain affiliated private investment funds that are entitled to a disproportionate allocation of income, also referred to as carried interest. We record our proportionate share of the investment funds' income assuming the funds were liquidated at each reporting date pursuant to each investment fund's governing agreements. The income will fluctuate period-to-period and the realization of accrued carried interest occurs over a number of years. A portion of this income is allocated to certain employees that have non-controlling interests in the entities that hold the general partner's investments, and is recognized as compensation expense in the consolidated statement of income.

ADMINISTRATIVE, DISTRIBUTION, SERVICING, AND OTHER FEES.

Administrative Services

We provide certain ancillary administrative services to a range of clients, some of whom may engage us solely for these services. These administrative services are provided by several of our subsidiaries and include mutual fund transfer agent, fund/product accounting, distribution, and shareholder services; recordkeeping services for defined contribution retirement plans investing in our sponsored vehicles and vehicles outside the T. Rowe Price complex; transfer agent services for defined contribution retirement plans investing in our sponsored U.S. mutual funds; brokerage; trust services; and other advisory services.

Distribution and Servicing Fees

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

As a global company which offers its products to customers in a variety of jurisdictions, our subsidiaries are registered with or licensed by various U.S. and/or non-U.S. regulators. We are subject to various securities/financial services, compliance, corporate governance, disclosure, privacy, cybersecurity, technology and artificial intelligence, anti-bribery and anti-corruption, anti-money laundering, anti-terrorist financing, and economic, trade and sanctions laws and regulations, both domestically and internationally, as well as to various cross-border rules and regulations, and the data protection laws and regulations of numerous jurisdictions. We also must comply with complex and changing tax regimes in the jurisdictions where we operate our business.

The following table shows the securities and financial services regulator to certain of our subsidiaries:

Regulator	T. Rowe Price Entity
Within the U.S.
Securities & Exchange Commission	- T. Rowe Price Associates	- T. Rowe Price Hong Kong
	- T. Rowe Price International	- T. Rowe Price Japan
	- T. Rowe Price Australia	- T. Rowe Price Singapore
	- T. Rowe Price (Canada)	- T. Rowe Price Advisory Services
	- T. Rowe Price Investment Management	- Oak Hill Advisors
	- Oak Hill Advisors (Europe)	- OHA (UK)
	- OHA Private Credit Advisors	- OHA Private Credit Advisors II

All entities above are registered as investment advisers under the Investment Advisers Act of 1940, which imposes substantive regulation around, among other things, fiduciary duties to clients, transactions with clients, effective compliance programs, conflicts of interest, advertising, recordkeeping, reporting, and disclosure requirements.

State of Maryland, Office of Financial Regulation	- T. Rowe Price Trust Company

Regulator	T. Rowe Price Entity
Outside the U.S.
Financial Conduct Authority	- T. Rowe Price International	- Oak Hill Advisors (Europe)
	- T. Rowe Price UK	- OHA (UK)
Securities and Futures Commission	- T. Rowe Price Hong Kong	- Oak Hill Advisors (Hong Kong)
Monetary Authority of Singapore	- T. Rowe Price Singapore
Several provincial securities commissions in Canada	- T. Rowe Price (Canada)
Commission de Surveillance du Secteur Financier	- T. Rowe Price (Luxembourg) Management Sàrl
- OHA Services Sàrl
Australian Securities and Investments Commission	- T. Rowe Price Australia	- Oak Hill Advisors (Australia) Pty
Japan Financial Services Agency	- T. Rowe Price Japan
Swiss Financial Market Supervisory Authority	- T. Rowe Price (Switzerland)
Isle of Man Financial Services Authority	- T. Rowe Price Investment Management

Serving the needs of retirement savers is an important focus of our business. Such activities are subject to regulators such as the U.S. Department of Labor, and applicable laws and regulations including the Employee Retirement Income Security Act of 1974 (ERISA).

Registrations
•Our subsidiaries providing transfer agent services, T. Rowe Price Services and T. Rowe Price Retirement Plan Services, are registered under the Securities Exchange Act of 1934.
•T. Rowe Price Investment Services (TRPIS) is an SEC registered introducing broker-dealer and member of the Financial Industry Regulatory Authority (FINRA) and the Securities Investor Protection Corporation. This subsidiary is the principal underwriter and distributor for our sponsored U.S. mutual funds and exchange-traded funds, and may also offer and make recommendations for certain funds that are not offered to the general public such as privately placed funds. Investors may open a brokerage account with TRPIS in order to buy and sell securities. Pershing, a third-party clearing broker and an affiliate of BNY Mellon, maintains our brokerage’s customer accounts and clears all transactions.
•T. Rowe Price Associates and certain subsidiaries are registered as commodity trading advisors and/or commodity pool operators with the Commodity Futures Trading Commission and are members of the National Futures Association.

Net Capital Requirements

Certain subsidiaries are subject to net capital requirements, including those of various federal, state, and international regulatory agencies. Each of our subsidiary's net capital, as defined, meets or exceeds all minimum requirements as of December 31, 2025.

For further discussion of the potential impact of current or proposed legal or regulatory requirements, please see the Legal and Regulatory risk factors included in Item 1A. of this Form 10-K.

COMPETITION.

As a member of the financial services industry, we are subject to substantial competition in all aspects of our business. A significant number of proprietary and other sponsors’ investment products are sold to the public by other investment management firms, broker-dealers, mutual fund companies, banks, and insurance companies. We compete with brokerage and investment banking firms, insurance companies, banks, traditional and alternatives asset management companies, hedge funds, and other financial institutions and funds in all aspects of our business and in every country in which we offer our products and services. Some of these financial institutions have greater resources, may have more developed brand awareness in particular markets, or offer additional services to clients than we do. We compete with other providers of investment advisory services based primarily on the availability and objectives of the investment products offered, investment performance, fees and related expenses, and the scope and quality of investment advice and other client services.

We have and will continue to face significant competition from passive-oriented investment strategies, which have taken market share from active managers. While we cannot predict how much market share passive competitors will continue to gain, we believe there will always be demand for good active management. At the same time, we have broadened our offerings to include options that incorporate passive components, giving clients greater choice and flexibility to meet their unique goals.

In order to maintain and enhance our competitive position, we may review acquisition and venture opportunities and, if appropriate, engage in discussions and negotiations that could lead to an acquisition transaction or other financial relationships with another entity.

HUMAN CAPITAL.

At T. Rowe Price, our people are our greatest asset. Our culture of collaboration and inclusion enables us to identify and challenge our best ideas to arrive at well-informed decisions for our clients.

To attract and retain top talent, we invest in the associate experience by creating individual and firmwide training and development opportunities and providing competitive and regionally specific benefits and programs that promote our associates’ health and wellness.

As of December 31, 2025, we employed 7,773 associates, a decrease of 4.7% from the 8,158 associates employed at the end of 2024. We also add temporary and part-time personnel to meet periodic and special project demands.

Investing in Our People

We empower our associates to achieve their goals and advance their careers by offering comprehensive, tailored learning opportunities that build essential skills and support our business priorities. Through various development opportunities—including in-person, virtual, and online training, as well as a tuition reimbursement program—we cultivate an environment where associates grow in ways that matter to them.

We also foster leadership and strengthen our firm’s culture through robust mentorship and leadership development programs, with participation in our mentorship programs growing steadily since their formal launch in 2022. Additionally, associates can access a range of leadership development opportunities, including speaker events and development programs facilitated by industry experts.

The T. Rowe Price Leadership Academies further support our associates’ growth by building key capabilities aligned with our leadership framework—Lead Outcomes, Lead Change, and Lead People and Culture—ensuring we maximize potential; drive client value; and build an engaged, accountable workforce.

Our commitment to helping associates reach their full potential enables us to achieve a high level of internal mobility, with approximately one-third of open positions filled by current associates.

Attracting and Retaining Talent

Our talent acquisition team is continually strengthening our recruitment strategies to ensure we attract highly qualified candidates from diverse backgrounds and with a wide range of perspectives. We also engage and retain associates by offering opportunities for them to expand their experience and grow their skills, while fostering an environment that allows them to be and bring their best selves to work every day.

Our talent strategy has garnered recognition, including being named among Fortune’s World’s Most Admired Companies, America’s Greatest Companies by Newsweek, and USA Today’s Top Places to Work in the U.S.

By sharing our Equal Employment Opportunity (EEO) data and our annual sustainability report publicly, we demonstrate our ongoing commitment to transparency and accountability in our workforce and sustainability initiatives.

Offering Benefits to Further Our Commitment

We offer robust programs and resources to enrich our associates’ lives. This includes providing health care and retirement benefits, fitness club reimbursement, life insurance, and an Employee Assistance Program to promote well-being. We assess benefit competitiveness for each country in which we operate, and our offerings reflect our global principles and local market practices. Our Employee Assistance Program provides access to global mental health apps, access to a well-being platform, and on-site counselors at some U.S. locations. Additionally, in countries where we are able, we offer an associate relief fund to support associates who are navigating difficult personal situations.

Focus on Family

We recognize the importance of spending quality time away from work. We provide resources and benefits that support associates’ work-life balance to ensure a supportive workplace for all. In addition to generous vacation time, our firm offers fully paid leave to all new parents, as well as adoption assistance for associates looking to expand their families. In the U.S., the UK, and Canada, we offer associates backup childcare and eldercare, and in the APAC region, a working group provides support for working parents and caregivers.

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

We derive our revenues primarily from investment advisory services provided by our subsidiaries to individual and institutional investors. Our investment advisory fees typically are calculated as a percentage of the market value of the assets under our management. As a result, our revenues are dependent on the value and composition of the assets under our management, all of which are subject to substantial fluctuation due to many factors, including:
•Investment Performance. If the investment performance of our managed investment products is less than that of our competitors or applicable third-party benchmarks, we could lose existing and potential clients and suffer a decrease in assets under management. Poor performance relative to other competing products tends to result in decreased sales and increased redemptions with corresponding decreases in our revenues.
•General Financial Market Declines. We derive a significant portion of our revenues from advisory fees on managed investment products. A downturn in financial markets would cause the value of assets under our management to decrease, and may also cause investors to withdraw their investments, thereby further decreasing the level of assets under our management.
•Investment Concentration. Our fees vary depending on product offering, and our assets under management may be overly concentrated within limited market segments or strategies, which could impact our revenues should these fees be impacted.
•Investor Mobility. Our investors may generally withdraw their funds at any time, without advance notice and with little to no significant penalty. Any redemptions and other withdrawals from, or shifting among, our investment products could reduce our assets under management. These could be caused by investors reducing their investments in our products in general or in the market segments in which we focus; investors taking profits from their investments; product risk characteristics, which could cause investors to move assets to other investment managers; and investor and market sentiments.
•Capacity Constraints. Prolonged periods of strong relative investment performance and/or strong investor inflows has resulted in, and may result in, capacity constraints within certain strategies, which can lead to, among other things, the closure of those strategies to new investors.
•Investing Trends. Changes in investing trends, particularly investor preference for passive or alternatives investment products as well as changes in retirement savings trends, may reduce interest in our products and may alter our mix of assets under management.
•Interest Rate Changes. Investor interest in and the valuation of our fixed income and multi-asset investment products are affected by changes in as well as uncertainty about interest rates.
•Geo-Political Exposure. Our managed investment products may have significant investments in markets that are subject to risk of loss from political or diplomatic developments, government policies, wars, conflicts or civil unrest (such as the Russian invasion of Ukraine, recent events in Venezuela and the on-going conflicts in the Middle East), trade policies, wars or tariffs (including those imposed or threatened by the U.S. and retaliatory tariffs by U.S. trading partners), currency fluctuations, market volatility, illiquidity and capital controls, and changes in legislation related to ownership limitations.
•Government Shutdown. The U.S. federal government periodically experiences funding gaps that result in partial or complete shutdowns of government operations. A prolonged shutdown could adversely impact the U.S. economy, financial markets, and our business directly and indirectly. During a shutdown, many federal agencies, such as the SEC, suspend or delay regulatory approvals. A delay in the approval of new products which we intend to offer could materially impact our performance and the timing with which we begin to attract investors. Additionally, a shutdown could have broader negative effects on consumer and business confidence, the financial markets, and the overall economy. Uncertainty regarding the duration or frequency of government shutdowns may contribute to market volatility and increased redemptions from our products.

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

A majority of our revenues are based on contracts with commingled vehicles that are subject to termination without cause and on short notice.

We provide investment advisory, distribution, and other administrative services to commingled vehicles under various agreements. Investment advisory services are provided to each collective investment fund under individual investment management agreements, which can be terminated on short notice. In addition, the Board of each T. Rowe Price U.S. mutual fund and ETF must annually approve the terms of the investment management and service agreements. If a collective investment fund seeks to lower the fees that we receive or terminate its contract with us, we would experience a decline in fees earned from the collective investment funds, which could have a material adverse effect on our revenues and net income.

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

Furthermore, many aspects of the asset management industry are seeing increased regulatory activity and scrutiny, in particular related to transparency and unbundling of fees, inducements, conflicts of interest, risk management, cybersecurity, technology, privacy and data protection, sustainability, diversity, equity and inclusion, and compensation. We may respond to these regulatory matters or may be impacted by these actions in a manner different from our competitors, which may impact our AUM or result in the loss of clients and their assets.

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

Misconduct by our personnel or third-party service providers could likewise adversely impact our reputation and lead to a loss of client assets. While we maintain policies, procedures, and controls to reduce the likelihood of unauthorized activities, we are subject to the risk that our personnel or third parties acting on our behalf may circumvent controls or act in a manner inconsistent with our policies and procedures. Real or perceived conflicts between our clients’ interests and our own, as well as any fraudulent activity or other exposure of client assets or information, may impair our reputation and subject us to litigation or regulatory action. In addition, should we be subject to a cybersecurity event or data breach, or the target of cyber criminals who seek to defraud our clients, our reputation could be harmed and we could suffer financial loss. Any damage to our brand could impede our ability to attract and retain clients and key personnel, and reduce the amount of assets under our management, any of which could have a material adverse effect on our revenues and net income.

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

Our alternatives products include investments in private credit, real estate, infrastructure and private companies, which may expose us to new or increased risks and liabilities and to reputational harm.

Our alternatives products include investments in private credit, real estate, infrastructure and private companies, which may expose our investment products, clients and us to new or increased risks and liabilities. These may include:
•risks related to the potential illiquidity, valuation, concentration and disposition of such investments;
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

Our hedging strategies utilized to mitigate risk may not be effective, which could impact our net income.

We employ hedging strategies related to our deferred compensation plans in order to hedge the liability related to the plans. In the event that our hedging strategies are not effective, the resulting impact may adversely affect our net income.

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

The occurrence of extreme events, such as armed conflicts, terrorist attacks, epidemic, pandemic or disease outbreaks (such as the COVID-19 pandemic), infrastructure failures, natural disasters or extreme weather events, and other events outside of our control could adversely affect our revenues, expenses, and net income by:
•decreasing investment valuations in, and returns on, the investment products that we manage;
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

A significant portion of our business operations are concentrated in the Baltimore, Maryland region; Colorado Springs, Colorado; Fort Worth, Texas; New York City, New York; and London, England. In addition, we maintain offices with our personnel in many other global locations, including Sydney, Australia; Hong Kong; Singapore; Tokyo, Japan; and Luxembourg, some of which are in areas that are particularly vulnerable to extreme events. We have developed various backup systems and contingency plans, but we cannot be assured that those preparations will be adequate in all circumstances that could arise, or that material interruptions and disruptions will not occur. We also rely to varying degrees on outside service providers for service delivery in addition to technology and disaster contingency support, and we cannot be assured that these service providers will be able to perform in an adequate and timely manner. If we lose the availability of any personnel, or, if we are unable to respond adequately to such an event in a timely manner, we may be unable to service our clients or timely resume our business operations, which could lead to financial losses, a tarnished reputation and loss of clients that could result in a decrease in assets under management, lower revenues, and materially reduced net income, particularly if our responses to such events are less adequate than those of our competitors.

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

Furthermore, while we have in place robust and well-established plans for operational resiliency and business continuity, no assurance can be given that the steps we have taken will continue to be effective or appropriate against future pandemics, epidemics or disease outbreaks. In the event that our personnel become incapacitated by pandemics, epidemics or disease outbreaks, our business operations may be impacted, which could lead to reputational and financial harm.

The soundness of other financial services institutions could adversely affect us or the client portfolios we manage.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We, and the client portfolios that we manage, have exposure to many different counterparties, and routinely execute transactions with counterparties in the financial services industry. Many of these transactions expose us or such client portfolios to credit risk in the event of default of its counterparty. While we regularly conduct assessments of counterparty risks, the risk of non-performance by such parties is subject to sudden swings in the financial and credit markets. Such non-performance could produce a financial loss for us or the products we manage. In addition, concerns regarding the soundness of other financial services institutions may generate public concerns regarding us or the financial services industry more broadly, which could harm our reputation and adversely affect our results of operations and financial condition, even if the underlying matters impacting other financial institutions are of limited or no direct applicability to us.

We may review and pursue strategic transactions in order to maintain or enhance our competitive position and these could pose risks.

From time to time, we consider strategic opportunities, including potential acquisitions, dispositions, consolidations, organizational restructurings, partnerships, any of which may impact our business. We cannot be certain that we will be able to identify, consummate and successfully complete such transactions, and no assurance can be given with respect to the timing, likelihood or business effect of any possible transaction. These initiatives typically involve a number of risks and present financial, managerial and operational challenges to our ongoing business operations. In addition, acquisitions and related transactions involve risks, including unanticipated problems regarding integration of investor account and investment security recordkeeping, additional or new regulatory requirements, operating facilities and technologies, and new personnel; adverse effects on our earnings in the event acquired intangible assets or goodwill become impaired; distracting management and other key personnel from our existing businesses; and the existence of liabilities or contingencies not disclosed to or otherwise known by us prior to closing a transaction.

Climate change-related risks could adversely affect our business, products, operations and clients, which may cause our AUM, revenues and earnings to decline.

Our business and the assets we manage on behalf of clients could be impacted by climate change-related risks. Climate change may present risk to our business through changes in the physical climate or from the process of transitioning to a lower-carbon economy. Climate-related physical risks arise from the direct impacts of a changing climate in the short-, medium- and long-term. Such risks may include an increase in the intensity and frequency of extreme weather events, changes in temperature, rising sea levels and increase of wildfires, which may damage infrastructure and facilities, increase energy costs, negatively impact workforces, as well as disrupt connectivity or supply chains. Within our investment products, changes in weather patterns around the world can impact companies in which we invest on behalf of our clients. Weather pattern changes may cause investment professionals to re-evaluate investments in affected companies. Valuations may be impacted resulting in declines in asset values and potential loss of revenue. Climate-related transition risks arise from exposure to the transition to a lower-carbon economy through policy, regulatory, technology and market changes. For instance, new regulations and changes in existing regulations may lead to increased compliance costs, enhanced reporting obligations, regulation of existing products and/or services, exposure to litigation, and aggressive or inconsistent levels of regulatory enforcement globally. Additionally, climate change may influence client preferences by increasing the demand for investment products oriented toward climate change mitigation. Conversely, a climate-related backlash could negatively impact demand for climate or transition related products. Climate change may also impact our reputation if we are perceived to fall short of our own corporate commitments or stakeholder expectations. Any of these risks may have a material adverse effect on our AUM, revenue and earnings.

We are exposed to risks arising from our international operations.

We operate in a number of jurisdictions outside of the United States. Our international operations require us to comply with complex legal and regulatory requirements of various foreign jurisdictions that at times may be contradictory and expose us to political environments and risks that can compare less favorably than those in the United States. Our foreign business operations are also subject to the following risks:
•difficulty in managing, operating, and marketing our international operations;
•the inability to transact in various investments or to repatriate the proceeds from our investments from countries outside the U.S.;
•the potential nationalization of our property or that of the companies in our investment products;
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

Our success depends on our highly skilled personnel, including our portfolio managers, investment analysts, sales and client relationship personnel, technology and operations professionals, and corporate officers, many of whom have specialized expertise and extensive experience in our industry. Professionals with financial services experience across functional areas are in demand, and we face significant competition for highly qualified personnel. Changes in workplace environment, such as return to office arrangements and remote and hybrid work models, have presented challenges to attracting and retaining talent. While our personnel can generally terminate their employment with us at any time, with most required to provide little to no notice, we have recently adopted more significant notification requirements for certain key positions, which may cause some personnel or candidates to be less willing to continue their employment with us or join our firm. We cannot guarantee that we will be able to attract or retain key personnel. In addition, due to the global nature of our investment advisory business, our key personnel may have reasons to travel to regions susceptible to higher risk of civil unrest, organized crime or terrorism, and we may be unable to ensure the safety of personnel traveling to these regions.

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

TECHNOLOGY RISKS.

We require significant quantities and types of technology to operate our business and would be adversely affected if we or our third party providers fail to maintain adequate, resilient and secure technology to conduct or expand our operations or if our technology became inoperative or obsolete.

We depend on significant quantities of technology and, in many cases, highly specialized, proprietary or third-party licensed technology to support our business functions, including among others:
•securities analysis,
•securities trading,
•portfolio management,
•client service,
•accounting and internal financial reporting processes and controls,
•data security and integrity, and
•regulatory compliance and reporting.

All of our technology systems, including those provided or operated by third-party service providers, are not fully redundant and are vulnerable to disability or failures due to cyberattacks, natural disasters or extreme weather events, power failures, acts of war or terrorism, sabotage, coding errors, system outages, and other causes. An outage, suspension or termination of vendor-provided services, software licenses or related support, upgrades, and maintenance could cause system delays or interruption. Although we believe we have robust business and disaster recovery plans, if our technology systems, including those provided or operated by third-party service providers, were to fail and we were unable to recover in a timely way, we would be unable to fulfill critical business functions, which could lead to a loss of clients and could harm our reputation. A technological breakdown or disruption in services could also interfere with our ability to comply with financial reporting and controls and other regulatory requirements, exposing us to regulatory action and liability to our clients, potentially resulting in financial losses that may not be sufficiently mitigated by insurance coverage.

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

We are dependent on the effectiveness of the information and cybersecurity policies, procedures and technology-based capabilities we maintain to protect our systems and data. An externally caused data security incident, such as a cyberattack, social engineering attacks (including phishing, impersonation and identity takeover attempts), virus, ransomware attack, denial-of-service attack, or an attack launched from within our systems could compromise the integrity of personal data of clients, personnel and other parties, as well as confidential client or competitive information and materially interrupt our business operations. In addition, our third-party service providers and other intermediaries, with which we conduct business, could also be subject to cyberattacks or other data security events, and we cannot ensure that such third parties have all appropriate controls in place to protect the integrity, confidentiality and security of our data that is in their custody or to allow them to continue their business operations, including their services to us, in a timely manner.

There have been increasing numbers of publicized cybersecurity incidents in recent years impacting financial services firms as well as firms in other industries, including incidents of increasing sophistication and scope, all of which have resulted in greater harm. Our use of third-party service providers could heighten this risk. Should the technologies on which we rely be compromised, we may have to make significant investments to upgrade, repair or replace our technology infrastructure or third-party service providers and may not be able to make such investments on a timely basis. Although we maintain insurance coverage, under terms that we believe are reasonable, prudent and adequate for the purpose of our business, it may be insufficient to protect us against all losses and costs stemming from breaches of security, cyberattacks and other types of unlawful activity, or any resulting disruptions from such events.

We could be subject to losses if we fail to properly safeguard and maintain confidential data or our intellectual property.

As part of our normal operations, we maintain and transmit personal and confidential data about our clients, personnel and other parties, as well as proprietary data and intellectual property relating to our business operations. Our business operations rely on such data being available as and when needed, and not being subjected to loss or unauthorized access or alteration. We maintain a system of internal controls designed to provide reasonable assurance that both inadvertent errors and fraudulent activity, including misappropriation of assets, fraudulent financial reporting, and unauthorized access to personal or confidential sensitive data, is either prevented or detected in a timely manner. We also leverage cloud-based solutions for the transmission and storage of data. Our systems, or those of the third-party service providers we use to maintain or transmit such data, could be accessed by unauthorized users or corrupted by computer viruses or other malicious software code. Additionally, authorized persons could inadvertently or intentionally release or alter confidential or proprietary data. Any of these types of events could, among other things:
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

Furthermore, if any person, including any of our personnel, negligently disregards or intentionally overrides or circumvents our established controls with respect to personal or confidential data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions and any insurance we have may not be sufficient to cover our liability which would impact our financial results.

The recent advancements in and increased use of artificial intelligence (AI) present risks and challenges that may adversely impact our business.

We or our third-party vendors, clients or counterparties have developed, and may continue to develop or incorporate AI technology in certain business processes, services or products. The development and use of AI present a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, in the U.S., and internationally, and includes regulation targeted specifically at AI technology, as well as provisions in intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. For example, any failure to properly safeguard and maintain personal data in connection with our use of AI creates potential risk of violating applicable privacy laws and regulations in jurisdictions we operate in, and could subject us to disclosure obligations, regulatory investigations, actions or fines, and litigation. These evolving laws and regulations could require changes in our implementation of AI technology, increase our compliance costs and the risk of non-compliance, and restrict or impede our ability to develop, adopt and deploy AI technologies efficiently and effectively. AI models, particularly generative AI models, may produce output or take action that is incorrect or outdated, that result in the release of personal, confidential or proprietary information, that reflect biases included in the data on which they are trained or introduced during the training or fine tuning process, that infringe on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it challenging to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI technology, appreciating the risks and monitoring the capabilities of the AI technology developed by third parties, and, to that extent, are dependent in part on the manner in which those third parties develop and train their models, including for example, risks arising from the inclusion of any unauthorized material in the training data for their models, and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility. Further, the use of AI technologies requires ongoing operational controls and procedures and the development and deployment of appropriate protections and safeguards. AI technologies may also disrupt the competitive landscape for investment management and technology services, including in commercial and operational areas such as data aggregation and quantitative models. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures. Furthermore, we may face competition from investment managers who use AI in lieu of human managers, which may lead to lower cost solutions which could impact our business.

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

There is uncertainty associated with the regulatory and compliance environments in which we operate. Our business is subject to extensive and complex, overlapping and/or conflicting, and frequently changing rules, regulations, policies and legal interpretations, around the world. Additionally, over the past several years the pace and scope of new rules, regulations, executive orders, directives, policies and legal interpretations has increased both in the U.S. and globally, which requires additional resources and expense in order for us to digest and institute processes to comply.

Furthermore, in recent years several governments have proposed or enacted policies, legislation, and executive actions relating to sustainability and human capital initiatives for the private sector. More recently, interested parties on both sides of the debate have sought to utilize the courts, social media and other means to change the practices of companies. We communicate certain approaches regarding environmental, social, human capital, and other related matters in our regulatory filings or in other public disclosures. We could be criticized for the accuracy or completeness of the disclosure and for the scope or nature of such initiatives or approaches, or for any changes to them over time.

In addition, the U.S. administration and other foreign governments have pursued deregulation measures that may create regulatory uncertainty for our business, and potentially create divergent regulatory frameworks, as other state and local governments may take action to fill the vacuum. Any changes in the regulatory framework applicable to our business, may impose additional costs, require the attention of our senior management, result in limitations on the manner in which business is conducted, or may ultimately have an adverse impact on the competitiveness of our business.

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

Legal and regulatory developments in the mutual fund, retirement and investment advisory industry could increase our regulatory burden, impose significant financial and strategic costs on our business, and cause a loss of, or impact the servicing of, our clients and product shareholders.

Our regulatory environment is frequently altered by new laws and regulations and by revisions to, and evolving interpretations of, existing regulations. New laws and regulations present areas of uncertainty susceptible to alternative interpretations; regulators and prospective litigants may not agree with reasoned interpretations we adopt. Certain new regulatory proposals that may impact or relate to our business, include cybersecurity disclosures, sustainability, privacy and data protection, financial products, fiduciary and fund-related reforms, digital assets, tax compliance, and other investment management disclosure and compliance requirements. Future changes could require us to modify or curtail our investment offerings and business operations which may impact our expenses and profitability. Additionally, some laws and regulations may not directly apply to our business but may impact the capital markets, service providers, or have other indirect effects on our ability to provide services to our clients.

Potential impacts of current or proposed legal or regulatory requirements include, without limitation, the following:
•There has been increasing focus on the framework of the U.S. retirement system at the federal and state levels. We could experience adverse business impacts if legislative and regulatory changes limit retirement plans to certain products and services, or favor certain investment vehicles that we do not offer, materially limit retirement savings opportunities or foster substantial outflows from retirement savings plans for non-retirement purposes.
•There has been substantial regulatory and legislative activity at federal and state levels regarding standards of care for financial services firms, related to both retirement and taxable accounts. Actions taken by applicable regulatory or legislative bodies may impact our business activities and increase our costs.
•The Commodity Futures Trading Commission (CFTC) regulations may limit the ability of certain investment products to use futures, swaps, and other derivatives. We have registered certain subsidiaries with the CFTC, subjecting us to additional regulatory requirements and costs, but also providing us with additional flexibility to utilize such products. Nonetheless, there are still certain limitations on our investment products due to CFTC rules.

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
•We remain subject to various state, federal and international laws and regulations (and associated judicial decisions) related to privacy, data collection and use, including the EU's General Data Protection Regulation (“GDPR”) and laws enacted by a growing number of U.S. states; cybersecurity; current and emerging technology, including AI and automated decision-making technologies; storage, localization, retention and destruction of data; disclosure, transfer, availability, security and integrity of data; notification of regulators and/or impacted parties regarding adverse data-related events, including the SEC’s cybersecurity disclosure rules; amended Regulation S-P; and other similar matters that can concern the data of our clients and/or personnel. Requirements in these areas continue to expand and evolve throughout the globe, most commonly in ways that increase the complexity and costs of compliance. Future changes to laws and regulations in these areas could impose significant limitations on our operations, require changes to our business, or restrict our collection, use or storage of data or related technologies, which may increase our compliance expenses and make our business more costly or less efficient to conduct.
•Regulators have imposed certain clearing, margin, trade reporting, electronic trading and recordkeeping requirements on market participants aimed at market stabilization and risk reduction, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations in the U.S. and the European Market Infrastructure Regulation in the EU. These requirements have introduced operational complexity and additional costs to derivatives products.
•New laws or regulations involving sustainability integration and disclosure may materially impact the asset management industry, including the EU's Sustainable Finance Disclosure Regulation, the EU’s Corporate Sustainability Reporting Directive, and similar initiatives proposed or adopted by various U.S. states. Conversely, some U.S. states and foreign governments have adopted or proposed legislation or otherwise have taken official positions restricting or prohibiting government entities from doing certain business with entities they believe are discriminating against particular industries or considering sustainability factors in their investment processes and proxy voting. As jurisdictions globally continue to develop legal frameworks on sustainability and sustainability regulations, our industry and business may face increasingly fragmented regulatory frameworks, which may result in complex and potentially conflicting compliance obligations and legal and regulatory uncertainty.
•Recently, several significant administrative law cases were decided by the U.S. Supreme Court, most notably Loper Bright Enterprises v. Raimondo, which overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc. In Loper Bright, the Supreme Court held that the U.S. Administrative Procedure Act required courts to exercise their independent judgment when deciding whether an agency had acted within its statutory authority, and that courts may not defer to an agency interpretation solely because a statute is ambiguous, overruling the long-held Chevron decision that had required that courts defer to reasonable agency interpretations of statutes and agency action. These decisions may result in additional legal challenges to regulations and guidance issued by federal regulatory agencies that we or the companies our products invest in have relied on and intend to rely on in the future. Any such challenges, if successful, could have a material impact on our business because we may make decisions based on legal guidance that may be overruled. In addition to potential changes to regulations and agency guidance as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays in and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations.

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

As noted above, we are subject to numerous laws and regulations governing privacy and the protection of personal or other data in the U.S., EU and other jurisdictions we operate in. Any failure to properly safeguard and maintain confidential data creates risk that we could be found to be in violation of laws and regulations and subject us to disclosure obligations, regulatory investigations, actions or fines, and litigation, and our insurance may not be sufficient to cover our liability which would impact our financial results.

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

Although management is responsible for the firm’s day-to-day cybersecurity operations, the Board of Directors (the Board) oversees the firm’s cybersecurity program. The Board does not delegate this responsibility to a committee, nor does the Board identify a cybersecurity expert to consider the firm’s activities and make recommendations or provide advice to the Board. Instead, many of our directors have significant technology experience gained through their prior work experience and through their positions on other boards of directors, all of which provides the Board with insight and practical guidance in overseeing the firm’s technology and operations as well as our continuing investment in and development of our cybersecurity program.

Our CEO has ultimate responsibility for developing strategy and overseeing execution to meet the firm’s objectives. The CEO has delegated to our Chief Technology Officer (CTO) oversight of this operational execution. The CTO has several leaders within the Technology organization who develop and oversee the firm’s risk management, technology, and information security practices. These executive leaders play a critical role in cybersecurity risk management and strategy, as further described below.

The firm has a unified Technology, Data, and Operations (TDO) organization to enhance alignment, efficiency, and innovation across global business functions. Under this TDO model, technology, data, and operational capabilities have been integrated to drive modernization, accelerate execution, and strengthen collaboration across the enterprise.

The firm’s Chief Risk Officer (CRO) leads the Enterprise Risk program, providing the framework and tools used by all business teams across the firm, including technology, to identify, assess, and manage risks from cybersecurity threats in coordination with the firm's Chief Information Security Officer (CISO). The Enterprise Risk team provides guidance and support in identifying, assessing, and monitoring all aspects of risk from cybersecurity threats. The Enterprise Risk function conducts risk assessments for technology and cybersecurity, and coordinates with Internal Audit and Global Compliance to provide risk assurance activities.

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

Global Technology and Business Unit management are also responsible for implementing internal controls to manage risks from cybersecurity threats to an appropriate level and in line with the firm’s risk appetite. Cybersecurity risks are managed across all lines of business, requiring support and participation across all levels in the organization. Within TDO, Enterprise Security is responsible for maintaining security policies, standards, and guidelines and routinely works with our Enterprise Risk, Compliance, Internal Audit, and other key technology and corporate stakeholders to establish security controls, enforce them, and monitor their adherence on an ongoing basis. Enterprise Security also conducts regular phishing tests and manages annual employee training focused on raising awareness, highlighting the important role our employees play in protecting the firm from cybersecurity threats. Business Continuity and Disaster Recovery programs execute regular testing across business and technology teams to demonstrate resilience. The CISO regularly reviews the cybersecurity program and strategy with various risk committees, including the ERMC, Management Committee, and the Audit Committee. This ensures risks from cybersecurity threats are properly managed and our enterprise-wide cybersecurity program is aligned with the business needs and defined risk tolerances or risk appetite.

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

We have previously been the target of cybersecurity attacks and expect such attempts to continue, potentially with more frequency or sophistication. During the year ended December 31, 2025, no cybersecurity incident resulted in an interruption of our operations, known losses of critical data, nor a material impact on the firm’s strategy, financial condition or results of operations; however the scope and impact of any future incident cannot be predicted. See “Item 1A. Risk Factors–Technology Risks” for more information on how a material cybersecurity incident may impact us.

Item 2.Properties.

We have offices in 17 markets around the world, including the U.S. Our new corporate headquarters, which we moved to in early 2025, is located in the Harbor Point area of Baltimore, Maryland, in approximately 550,000 square feet of leased office space.

Our operating and servicing activities are largely conducted at owned facilities in campus settings in close proximity to Baltimore in Owings Mills, Maryland and Colorado Springs, Colorado. In 2025, we made the decision to exit two of the seven buildings in Owings Mills, which will reduce our occupied space to 708,000 square feet, and and about 290,000 square feet in Colorado Springs. We also maintain a nearly 60,000 square foot technology support facility in Hagerstown, Maryland.

We lease certain offices in the U.S., including offices in New York City, our business operations recovery site in Maryland, and offices in Fort Worth, San Francisco, Washington D.C. and Philadelphia. We lease all our offices outside the U.S., with London and Hong Kong being our largest.

Information concerning our anticipated capital expenditures in 2026 is set forth in the capital resources and liquidity and material cash commitments discussions in Item 7. of this Form 10-K and our future minimum rental payments under noncancellable operating leases at December 31, 2025, is set forth in Note 7 to our audited consolidated financial statements in Item 8. of this Form 10-K.

Item 3.Legal Proceedings.

For information about our legal proceedings, please see Note 16 to our audited consolidated financial statements in Item 8. of this Form 10-K.

Item 4.Mine Safety Disclosures.

Not applicable.

Information about our Executive Officers.

The following information includes the names, ages, and positions of our executive officers as of February 13, 2026. There are no arrangements or understandings pursuant to which any person serves as an officer. The first ten individuals are members of our management committee.

Robert W. Sharps (54), Chair of the Board since 2024, Chief Executive Officer since 2022, a Director and President since 2021, Head of Investments from 2018 to 2021, Group Chief Investment Officer from 2017 to 2021, Co-Head of Global Equity from 2017 to 2018, Lead Portfolio Manager, Institutional U.S. Large-Cap Equity Growth Strategy from 2001 to 2016, and a Vice President from 2001 to 2021.

Jennifer B. Dardis (52), Chief Financial Officer and Treasurer since 2021, Head of Finance in 2021, Head of Corporate Strategy from 2016 to 2021, and a Vice President since 2010.

Glenn R. August (64), Chief Executive Officer of OHA, a Director and Vice President since 2021. He co-founded the predecessor investment firm to OHA in 1987 and took responsibility for the firm’s credit and distressed investment activities in 1990.

Arif Husain (53), Head of Global Fixed Income since 2024 and Chief Investment Officer since 2023, Head of International Fixed Income from 2022 to 2023, Portfolio Manager for the Dynamic Global Bond Fund from 2015 to 2023 and Global Government Bond High Quality Strategy from 2019 to 2023, and a Vice President since 2013.

Stephon A. Jackson (63), Head of T. Rowe Price Investment Management since 2020, Associate Head of U.S Equity from 2020 to 2021, and a Vice President since 2007.

Josh B. Nelson (48), Head of Global Equity since 2025, Head of U.S. Equity from 2022 to 2024, Associate Head of U.S. Equity in 2021, Director of Equity Research North America from 2019 to 2021, and a Vice President since 2007.

David Oestreicher (58), General Counsel since 2020, Corporate Secretary since 2012, and a Vice President since 2001. From 2009 through 2020, Mr. Oestreicher was the Chief Legal Counsel.

Sebastien Page (49), Head of Global Multi-Asset and a Vice President since 2015 and Chief Investment Officer since 2022.

Dorothy C. Sawyer (58), Head of Global Distribution since 2024, Head of U.S. Intermediaries and Retirement Plan Services from 2022 to 2023, Head of Individual Investors and Retirement Plan Services from 2019 to 2021, Head of Human Resources from 2018 to 2019, and a Vice President since 2012.

Eric L. Veiel (54), Head of Global Investments and Chief Investment Officer since 2024. Head of Global Equity and Chief Investment Officer From 2022 to 2023, Co-Head of Global Equity from 2018 to 2021, Head of U.S. Equity from 2016 to 2021, Director of Equity Research North America from 2014 to 2015, and a Vice President since 2006.

Jessica M. Hiebler (50), Principal Accounting Officer since 2010, Corporate Controller since 2020 and a Vice President since 2009.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock ($0.20 par value per share) trades on the NASDAQ Global Select Market under the symbol TROW. Dividends per share during the past two years were:

	1st quarter	2nd quarter	3rd quarter	4th quarter
2025	$1.27	$1.27	$1.27	$1.27
2024	$1.24	$1.24	$1.24	$1.24

See Part III, Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for information relating to shares authorized for issuance under our equity compensation plans.

The following table presents repurchase activity during the fourth quarter of 2025.

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program
October	489,730	$104.03	489,730	13,078,647
November	456,981	$101.11	456,981	12,621,666
December	419,820	$104.06	419,820	12,201,846
Total	1,366,531	$103.06	1,366,531

Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorizations, outstanding shares surrendered to the firm to pay the exercise price in connection with swap exercises of employee stock options and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the fourth quarter of 2025, all were part of a publicly announced program.

The following table details the changes in and status of the Board of Directors’ outstanding publicly announced authorization.

Authorization dates	12/31/2024	Total number of shares purchased	Maximum number of shares that may yet be purchased at 12/31/2025
March 2020	3,377,353	(3,377,353)	—
December 2024	15,000,000	(2,798,154)	12,201,846
	18,377,353	(6,175,507)	12,201,846

We have 823 stockholders of record and approximately 502,000 beneficial stockholder accounts held by brokers, banks, and other intermediaries holding our common stock. Common stock owned outright by our associates and directors, combined with outstanding vested stock options and unvested restricted stock awards, total nearly 5% of our outstanding stock and outstanding vested stock options at December 31, 2025.

Item 6.Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW.

Our revenues and net income are derived primarily from investment advisory services provided globally to individual and institutional investors in a broad range of investment solutions across equity, fixed income, multi-asset, and alternatives capabilities. We also provide certain investment advisory clients with related administrative services, including distribution, mutual fund transfer agent, accounting, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; brokerage; trust services; and other advisory services.

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

The investment management industry continues to evolve and face challenging trends, including the shift in market share from traditional active strategies to passive products, persistent downward fee pressure, demand for lower cost investment vehicles, and an ever-changing regulatory landscape. In this environment, we maintain ample liquidity and resources that allow us to take advantage of attractive growth opportunities and deliver new capabilities that meet the evolving needs of our clients globally. At the same time, we have developed a broad and ongoing plan to further align our expense growth with our anticipated revenue growth, which will allow us to realign resources and continue investing in existing and future capabilities.

In 2025, we took several steps to execute on this plan, including targeted role eliminations, outsourcing and expanding some of our technology capabilities through trusted vendor partnerships, and the decision to exit certain owned buildings with plans to dispose of the properties in 2026.

The impact of these actions has been recorded as a restructuring charge in the consolidated statements of income and is discussed later in Item 7. and Item 8. These measures also help offset ongoing inflationary pressures on compensation and contractual spending. Our strategic investments include hiring investment and distribution professionals, adopting new technologies, offering new products, and growing and diversifying our business through innovative global partnerships.

MARKET TRENDS.

Major U.S. stock market indices rose in 2025. After a challenging start to 2025 stemming from new U.S. tariff and trade policies, equities advanced starting in April, as the U.S. and China made efforts to improve their trade relationship, economic growth and corporate earnings remained favorable, investors favored artificial intelligence-related businesses and other high-growth companies, and Congress passed tax legislation that should provide some fiscal stimulus to the economy. In addition, signs of a weakening labor market in the latter part of the year prompted the Federal Reserve to reduce short-term interest rates, despite continued elevated inflation. The central bank lowered rates in September, October, and December.

Developed non-U.S. equity markets outperformed U.S. stocks in U.S. dollar terms, helped by a weaker dollar versus major non-U.S. currencies. In Europe, equity markets were mostly positive in dollar terms. Stocks in Spain and Austria fared best, surging 80%, while equities in Finland, Ireland, and Italy advanced close to 60%. UK stocks rose 35%. Developed Asian markets were also mostly positive with stocks in Hong Kong climbing 35% and Japanese stocks rising 25%.

Stocks in emerging markets outperformed equities in developed markets in U.S. dollar terms. In the emerging Asian, Latin American, and the emerging Europe, Middle East, and Africa (EMEA) regions, markets were mostly positive.

Returns of several major equity market indexes for 2025 are as follows:

S&P 500 Index	17.9%
NASDAQ Composite Index(1)	20.4%
Russell 2000 Index	12.8%
MSCI EAFE (Europe, Australasia, and Far East) Index	31.9%
MSCI Emerging Markets Index	34.4%
(1) Returns exclude dividends

Global bond returns were positive in 2025. In the U.S., Treasury bill yields, which tend to track the federal funds target rate, declined about 70 basis points (0.70%) for the year, as the Federal Reserve reduced the federal funds target rate by 25 basis points (0.25%) three times in the final months of the year. At the end of the year, the federal funds target rate was in the 3.50% to 3.75% range. Short- and intermediate-term U.S. Treasury yields had a comparable decline, but the 10-year U.S. Treasury note yield fell 40 basis points (0.40%), from 4.58% to 4.18%. The 30-year U.S. Treasury bond yield rose modestly for the year.

In the U.S. investment-grade bond universe, mortgage-backed securities performed best, but corporate bonds and non-agency commercial mortgage-backed securities also did well. Treasuries and asset-backed securities slightly lagged. Tax-free municipal bonds underperformed taxable bonds, but high yield corporates outperformed the investment-grade bond market.

Bonds in developed non-U.S. markets produced positive returns in U.S. dollar terms, helped by a weaker dollar versus major non-U.S. currencies. In the eurozone, longer-term bond yields increased in many countries, though policymakers for the European Central Bank reduced short-term interest rates four times in the first half of 2025. In the UK, longer-term bond yields fell slightly for the year, as the Bank of England reduced the Bank Rate by 25 basis points (0.25%) four times in 2025. The euro strengthened more than 13% versus the U.S. dollar, while the British pound rose more than 7%. In Japan, long-term government bond yields climbed as the Bank of Japan raised its benchmark interest rate to 0.50% in January and to 0.75% in December. Bond yields were also pressured higher by late-year concerns that new Prime Minister Sanae Takaichi will pursue aggressive fiscal stimulus funded by debt issuance. The yen rose marginally versus the dollar.

Emerging markets bonds produced strong positive returns in U.S. dollar terms. Bonds denominated in local currencies generally outperformed dollar-denominated bonds, as many emerging markets currencies appreciated versus the dollar, boosting returns to U.S. investors.

Returns of several major bond market indexes for 2025 are as follows:

Bloomberg Barclays U.S. Aggregate Bond Index	7.3%
J.P. Morgan Global High Yield Index	8.5%
Bloomberg Barclays Municipal Bond Index	4.3%
Bloomberg Barclays Global Aggregate Ex-U.S. Dollar Bond Index	8.9%
J.P. Morgan Emerging Markets Bond Index Plus	12.4%
Bank of America US High Yield Index	8.5%
Credit Suisse Leveraged Loan Index	5.9%

ASSETS UNDER MANAGEMENT.(1)

Assets under management ended 2025 at $1,775.6 billion, an increase of $169.0 billion from the end of 2024. This increase was driven by net market appreciation and income, net of distributions not reinvested, of $216.7 billion, offset by net cash outflows of $56.9 billion. Beginning on July 1, 2025, assets under management include managed account - model delivery portfolios assets, which had $9.2 billion in assets as of that date, and are reflected in the increase from December 31, 2024.

The following table details changes in our assets under management, by asset class, during the last three years:

(in billions)	Equity	Fixed income, including money market	Multi-asset(2)	Alternatives(3)	Total
Assets under management at December 31, 2022	$664.2	$167.0	$400.1	$43.4	$1,274.7

Net cash flows prior to manager-driven distributions	(85.4)	(6.8)	9.1	3.9	(79.2)
Manager-driven distributions	—	—	—	(2.6)	(2.6)
Net cash flows	(85.4)	(6.8)	9.1	1.3	(81.8)
Net market appreciation (depreciation) and income(4)	164.8	9.8	73.8	3.2	251.6
Change during the period	79.4	3.0	82.9	4.5	169.8
Assets under management at December 31, 2023	743.6	170.0	483.0	47.9	1,444.5

Net cash flows prior to manager-driven distributions	(52.0)	12.6	(6.5)	6.4	(39.5)
Manager-driven distributions	—	—	—	(3.7)	(3.7)
Net cash flows	(52.0)	12.6	(6.5)	2.7	(43.2)
Net market appreciation (depreciation) and income(4)	138.1	5.5	59.5	2.2	205.3
Change during the period	86.1	18.1	53.0	4.9	162.1
Assets under management at December 31, 2024	829.7	188.1	536.0	52.8	1,606.6

Managed account - model delivery assets(5)	9.2	—	—	—	9.2

Net cash flows prior to manager-driven distributions	(74.9)	12.5	1.8	6.9	(53.7)
Manager-driven distributions	—	—	—	(3.2)	(3.2)
Net cash flows	(74.9)	12.5	1.8	3.7	(56.9)
Net market appreciation (depreciation) and income(4)	114.5	11.0	89.2	2.0	216.7
Change during the period (net cash flows and market appreciation (depreciation) and income)	39.6	23.5	91.0	5.7	159.8
Assets under management at December 31, 2025	$878.5	$211.6	$627.0	$58.5	$1,775.6
(1) Includes assets in which T. Rowe Price and its affiliates have full discretionary authority and, beginning in 2025, managed account - model delivery assets.
(2) The underlying assets under management of the multi-asset products have been aggregated and presented in this category and not reported in the equity and fixed income columns.
(3) The alternatives asset class includes strategies authorized to invest more than 50% of its holdings in private credit, leveraged loans, mezzanine, real assets/CRE, structured products, stressed/distressed, non-investment grade CLOs, special situations, business development companies, or that have absolute return as its investment objective. Generally, only those strategies with longer than daily liquidity are included. Unfunded capital commitments were $21.6 billion at December 31, 2025, $16.2 billion at December 31, 2024, and $11.6 billion at December 31, 2023, and are not reflected in fee basis AUM above.
(4) Includes net distributions not reinvested of $6.8 billion in 2025, $5.9 billion in 2024, and $2.9 billion in 2023.
(5) Amount represents the net assets as of July 1, 2025 and all activity for the second half of 2025 is presented in the lines that follow.

Investment advisory clients outside the United States account for 8.8% of our assets under management at December 31, 2025 and December 31, 2024 and 8.6% at December 31, 2023.

The following table details our assets under management and net flows in our target date retirement products, which are included in the multi-asset column shown above:

(in billions)	2025	2024	2023
Assets under management	$561.4	$475.6	$408.4
Net cash flows	$5.2	$16.3	$13.1

Our net cash outflows in 2025 were driven primarily by growth-oriented equity strategies. These outflows were partially offset by net cash inflows in fixed income, target date retirement products, and alternatives strategies. Financial intermediaries and institutional clients were the main sources of net outflows in 2025. From a geography perspective, net outflows were predominantly from U.S. clients invested in equity strategies, though all regions experienced net outflows. For 2024, net outflows were driven primarily by growth-oriented equity strategies and a multi-asset sub-advised variable annuity outflow. These outflows were partially offset by net cash inflows in our target date retirement products, fixed income and alternatives strategies. Financial intermediaries were the main sources of net outflows in 2024. Geographically, while the EMEA and APAC regions experienced net inflows, these were outweighed by outflows in the Americas. For 2023, net outflows were driven primarily by our growth-oriented equity strategies sourced from Americas financial intermediaries and institutional clients. These outflows were partially offset by net cash inflows in our multi-asset strategies, predominately our target date retirement products, and alternatives strategies. From a geography perspective, net outflows were predominantly from U.S. clients invested in equity strategies, though all regions experienced net outflows.

Our multi-asset investment division provides advisory solutions that include investment insights, strategic asset allocation design, tactical asset allocation recommendations, and portfolio rebalancing services. The assets in these solutions, predominantly in the United States, were $27.8 billion at December 31, 2025, compared with $8.0 billion at December 31, 2024.

We provide participant accounting and plan administration for defined contribution retirement plans that primarily invest in our U.S. mutual funds, collective investment trusts and funds managed outside of the our complex. As of December 31, 2025, our assets under administration were $314 billion, of which $178 billion were assets we manage.

INVESTMENT PERFORMANCE.(1)

Strong investment performance and brand awareness is a key driver to attracting and retaining assets—and to our long-term success. Our performance disclosures include specific asset classes, assets under management weighted performance, U.S. fund performance against passive peers, and composite performance against benchmarks. The following tables present investment performance for the one-, three-, five-, and 10-years ended December 31, 2025. Past performance is not a guarantee nor a reliable indicator of future performance.

% of U.S. funds that outperformed Morningstar median(2),(3)
	1 year	3 years	5 years	10 years
Equity	48%	50%	51%	56%
Fixed income	64%	62%	52%	59%
Multi-asset	38%	57%	34%	68%
All funds	49%	56%	46%	61%

% of U.S. funds that outperformed passive peer median(2),(4)
	1 year	3 years	5 years	10 years
Equity	39%	44%	42%	46%
Fixed income	65%	58%	58%	59%
Multi-asset	20%	43%	29%	39%
All funds	39%	47%	43%	48%

% of composites that outperformed benchmarks(5)
	1 year	3 years	5 years	10 years
Equity	17%	28%	26%	45%
Fixed income	56%	60%	57%	69%
All composites	34%	41%	39%	54%

AUM Weighted Performance
% of U.S. funds AUM that outperformed Morningstar median(2),(3)
	1 year	3 years	5 years	10 years
Equity	42%	69%	52%	74%
Fixed income	76%	79%	78%	80%
Multi-asset	28%	78%	53%	93%
All funds	42%	72%	54%	79%

% of U.S. funds AUM that outperformed passive peer median(2),(4)
	1 year	3 years	5 years	10 years
Equity	31%	55%	22%	48%
Fixed income	81%	77%	86%	69%
Multi-asset	7%	52%	53%	77%
All funds	28%	56%	33%	56%

% of composites AUM that outperformed benchmarks(5)
	1 year	3 years	5 years	10 years
Equity	19%	38%	22%	31%
Fixed income	57%	56%	60%	63%
All composites	25%	42%	29%	36%

As of December 31, 2025, 68 of 141 (48.2%) of the firm's rated U.S. mutual funds (across primary share classes) received an overall rating of 4 or 5 stars. By comparison, 32.5% of Morningstar's fund population is given a rating of 4 or 5 stars(6). In addition, 60.4%(6) of AUM in the firm's rated U.S. mutual funds (across primary share classes) ended 2025 with an overall rating of 4 or 5 stars.

(1) The investment performance reflects that of T. Rowe Price U.S. mutual funds, ETFs, and composites.
(2) Source: © 2026 Morningstar, Inc. All rights reserved. The information contained herein: 1) is proprietary to Morningstar and/or its content providers; 2) may not be copied or distributed; and 3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information.
(3) Source: Morningstar. Primary share class only. Excludes money market mutual funds, funds with an operating history of less than one year, T. Rowe Price passive funds, and T. Rowe Price funds that are clones of other funds. The top chart reflects the percentage of T. Rowe Price funds with 1 year, 3 year, 5 year, and 10 year track record that outperformed the Morningstar category median. The bottom chart reflects the percentage of T. Rowe Price funds AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $329B for 1 year, $319B for 3 years, $317B for 5 years, and $316B for 10 years.
(4) Passive Peer Median was created by T. Rowe Price using data from Morningstar. Primary share class only. Excludes money market mutual funds, funds with an operating history of less than one year, funds with fewer than three peers, T. Rowe Price passive funds, and T. Rowe Price funds that are clones of a retail fund.This analysis compares T. Rowe Price active funds with the applicable universe of passive/index open-end funds and ETFs of peer firms. The top chart reflects the percentage of T. Rowe Price funds with 1 year, 3 year, 5 year, and 10 year track record that outperformed the passive peer universe. The bottom chart reflects the percentage of T. Rowe Price funds AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $272B for 1 year, $262B for 3 years, $260B for 5 years, and $252B for 10 years.
(5) Composite net returns are calculated using the highest applicable separate account fee schedule. Excludes money market composites. All composites compared to official GIPS composite primary benchmark. The top chart reflects the percentage of T. Rowe Price composites with 1 year, 3 year, 5 year, and 10 year track record that are outperforming their benchmarks. The bottom chart reflects the percentage of T. Rowe Price composite AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $1,565B for 1 year, $1,557B for 3 years, $1,551B for 5 years, and $1,512B for 10 years.
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

RESULTS OF OPERATIONS.

The following table and discussion set forth information regarding our consolidated financial results for 2025, 2024 and 2023 on a U.S. GAAP and a non-GAAP basis. The non-GAAP basis adjusts for the impact of our consolidated investment products, the impact of market movements on the deferred compensation liabilities and related economic hedges, investment income related to certain other investments, acquisition-related amortization and costs, impairment charges, and certain nonrecurring charges and gains, including the restructuring charges.

				2025 compared to 2024		2024 compared to 2023
(in millions, except per-share data)	2025	2024	2023	$ Change	% Change (1)	$ Change	% Change (1)
U.S. GAAP basis
Investment advisory fees	$6,602.3	$6,399.7	$5,709.5	$202.6	3.2%	$690.2	12.1%
Capital allocation-based income(2)	$81.2	$46.6	$161.9	$34.6	n/m	$(115.3)	n/m
Net revenues	$7,314.8	$7,093.6	$6,460.5	$221.2	3.1%	$633.1	9.8%
Operating expenses	$5,126.0	$4,760.3	$4,474.3	$365.7	7.7%	$286.0	6.4%
Net operating income	$2,188.8	$2,333.3	$1,986.2	$(144.5)	(6.2)%	$347.1	17.5%
Non-operating income (loss)	$686.7	$486.3	$504.1	$200.4	41.2%	$(17.8)	(3.5)%
Net income to T. Rowe Price Group	$2,087.1	$2,100.1	$1,788.7	$(13.0)	(0.6)%	$311.4	17.4%
Diluted earnings per common share	$9.24	$9.15	$7.76	$0.09	1.0%	$1.39	17.9%
Weighted average common shares outstanding assuming dilution	220.3	223.3	224.8	(3.0)	(1.3)%	(1.5)	(0.7)%

Adjusted basis(3)
Operating expenses	$4,666.5	$4,498.8	$4,260.7	$167.7	3.7%	$238.1	5.6%
Operating expenses, excluding accrued carried interest related compensation	$4,608.0	$4,456.3	$4,190.7	$151.7	3.4%	$265.6	6.3%
Net operating income	$2,720.8	$2,685.9	$2,263.2	$34.9	1.3%	$422.7	18.7%
Non-operating income (loss)	$177.5	$148.7	$140.8	$28.8	19.4%	$7.9	5.6%
Net income to T. Rowe Price Group	$2,194.9	$2,139.5	$1,750.1	$55.4	2.6%	$389.4	22.3%
Diluted earnings per common share	$9.72	$9.33	$7.59	$0.39	4.2%	$1.74	22.9%

Assets under management (AUM) (in billions)
Average AUM	$1,677.3	$1,561.9	$1,362.3	$115.4	7.4%	$199.6	14.7%
Ending AUM	$1,775.6	$1,606.6	$1,444.5	$169.0	10.5%	$162.1	11.2%

Investment advisory annualized effective fee rate (EFR) (in bps)
EFR without performance-based fees	39.4	41.0	41.9	(1.6)	(3.9)%	(0.9)	(2.1)%
EFR with performance-based fees	39.6	41.4	42.2	(1.8)	(4.3)%	(0.8)	(1.9)%
(1) n/m - the percentage change is not meaningful.
(2) Capital allocation-based income represents the change in accrued carried interest.
(3) See the reconciliation to the comparable U.S. GAAP measures at the end of the Results of Operations section of this Management's Discussion and Analysis.

Results Overview - 2025 compared to 2024

Net revenues consist of investment advisory revenues; performance-based advisory fees; administrative, distribution, services, and other fees; and capital allocation-based income. More than 90% of our net revenues are related to investment advisory fees. Total net revenues were $7,314.8 million in 2025, a 3.1% increase compared to $7,093.6 million in 2024. The increase was driven primarily by higher investment advisory fees on higher average assets under management, as well as higher capital allocation-based income, which was partially offset by lower performance-based advisory fees.

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

The average annualized effective fee rate earned for 2025 declined from 2024 primarily due to client flows and transfers shifting assets under management toward lower-fee strategies and products, partially offset by market appreciation.

Capital allocation-based income will fluctuate quarter-to-quarter to reflect the adjustment to accrued carried interest for the change in value of certain affiliated funds assuming the funds’ underlying investments were realized as of the end of the period.

Operating expenses on a U.S. GAAP basis were $5,126.0 million in 2025, an increase of 7.7% compared to $4,760.3 million in 2024. On a non-GAAP basis, operating expenses were $4,666.5 million, an increase of 3.7% compared to $4,498.8 million in 2024.

Compared to 2024, the increase in U.S. GAAP operating expenses was primarily due to the restructuring charge as well as higher technology and facility costs, compensation and related costs, and distribution and servicing costs. These increases were partially offset by lower advertising and promotion costs. The drivers of the increase in non-GAAP operating expenses were the same as those for the increase in U.S. GAAP operating expenses with the exception of the restructuring charge, which is excluded from our non-GAAP operating expenses measures.

We currently estimate our 2026 non-GAAP operating expenses, excluding non-GAAP accrued carried interest compensation, will grow in the range of 3%-6% from the 2025 amount of $4,608.0 million. We could elect to adjust our expense growth should unforeseen circumstances arise, including significant market movements.

Operating margin was 29.9% in 2025 compared to 32.9% in 2024. The decrease is primarily driven by the restructuring charge recognized in 2025, which largely contributed to operating expense growth exceeding net revenue growth.

Diluted earnings per share was $9.24 in 2025 compared to $9.15 in 2024. The increase in GAAP basis diluted earnings per share was primarily due to higher non-operating income and fewer outstanding shares, partially offset by lower operating income.

On a non-GAAP basis, diluted earnings per share was $9.72 in 2025 compared to $9.33 in 2024. The increase was primarily due to fewer outstanding shares and higher net income.

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

On a non-GAAP basis, operating expenses were $4,498.8 million, an increase of 5.6% compared to 2023. The increase in our non-GAAP operating expenses was primarily driven by higher costs across compensation and benefits, distribution and servicing, advertising, professional fees, and a nonrecurring recovery of general and administrative costs recognized in 2023. These increases were partially offset by lower external research fees, lower accrued carried interest compensation, and higher capitalized labor. In 2024, the firm changed its approach to paying for external research, consistent with regulations and general industry practice.

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

See our non-GAAP reconciliations later in this Management's Discussion and Analysis section.

Net revenues

				2025 compared to 2024		2024 compared to 2023
(in millions)	2025	2024	2023	$ Change	% Change(1)	$ Change	% Change(1)
Investment advisory fees
Equity	$3,923.7	$3,864.7	$3,442.3	$59.0	1.5%	$422.4	12.3%
Fixed income, including money market	433.0	410.7	400.4	22.3	5.4%	10.3	2.6%
Multi-asset	1,910.6	1,814.1	1,583.4	96.5	5.3%	230.7	14.6%
Alternatives	335.0	310.2	283.4	24.8	8.0%	26.8	9.5%
	6,602.3	6,399.7	5,709.5	202.6	3.2%	690.2	12.1%

Performance-based advisory fees	37.4	59.3	38.2	(21.9)	(36.9)%	21.1	55.2%

Capital allocation-based income
Change in accrued carried interest	149.5	134.1	223.2	15.4	n/m	(89.1)	n/m
Acquisition-related amortization and impairments	(68.3)	(87.5)	(61.3)	19.2	n/m	(26.2)	n/m
	81.2	46.6	161.9	34.6	n/m	(115.3)	n/m

Administrative, distribution, services, and other fees
Administrative and other fees	506.3	498.8	467.5	7.5	1.5%	31.3	6.7%
Distribution and servicing fees	87.6	89.2	83.4	(1.6)	(1.8)%	5.8	7.0%
	593.9	588.0	550.9	5.9	1.0%	37.1	6.7%
Net revenues	$7,314.8	$7,093.6	$6,460.5	$221.2	3.1%	$633.1	9.8%

Average AUM (in billions):
Equity	$840.9	$804.3	$705.2	$36.6	4.6%	$99.1	14.1%
Fixed income, including money market	201.0	178.6	169.3	22.4	12.5%	9.3	5.5%
Multi-asset	580.7	529.0	442.3	51.7	9.8%	86.7	19.6%
Alternatives	54.7	50.0	45.5	4.7	9.4%	4.5	9.9%
Average AUM	$1,677.3	$1,561.9	$1,362.3	$115.4	7.4%	$199.6	14.7%

Investment advisory annualized effective fee rate (EFR) (in bps)
EFR without performance-based fees	39.4	41.0	41.9	(1.6)	(3.9)%	(0.9)	(2.1)%
EFR with performance-based fees	39.6	41.4	42.2	(1.8)	(4.3)%	(0.8)	(1.9)%
(1) n/m - the percentage change is not meaningful.

Investment advisory fees. The relationship between the change in average assets under management and the change in investment advisory fees for 2025, 2024 and 2023 are presented above.

For 2025 and 2024, the increases in investment advisory fees were due to higher average AUM as stronger market returns and appreciation were slightly offset by net outflows in each of the last two years.

Performance-based advisory fees in each period were primarily from alternatives strategies, and the decline in 2025 from prior periods were primarily related to lower overall market returns.

Capital allocation-based income includes the change in accrued carried interest along with acquisition-related amortization and impairments. For 2025, the change in accrued carried interest increased net revenues by $149.5 million compared to $134.1 million for 2024. The year‑over‑year change reflects relative performance and market impacts between 2025 and 2024. Additionally, the decrease in acquisition-related amortization and impairments for 2025 compared to 2024 period was primarily due to higher impairments recognized in 2024.The firm realized carried interest of $117.8 million compared to $139.6 million in 2024.

For 2024, capital allocation-based income increased net revenues by $46.6 million. This amount includes an increase of $134.1 million in accrued carried interest from investments in affiliated investment funds, partially offset by $87.5 million of non-cash amortization and impairments related to acquisition-date asset basis differences. Impairments recognized in 2024 were $36.6 million. The firm realized carried interest of $139.6 million compared to $109.8 million in 2023.

A portion of the capital allocation-based income is passed through to employees and recognized in compensation and related costs, with the unpaid amount reported as non-controlling interest in the consolidated balance sheet. In 2025, we recognized compensation expense of $30.8 million, consisting of $58.5 million related to the change in accrued carried interest offset in part by $27.7 million in amortization and impairment charges. For 2024, we recognized compensation expense of $5.4 million, consisting of $42.5 million related to the change in accrued carried interest offset in part by $37.1 million in amortization and impairment charges.

Administrative, distribution, services, and other fees in 2025 were $593.9 million, an increase of $5.9 million compared to 2024. The increase was primarily driven by higher recordkeeping and transfer agent servicing activities provided to the T. Rowe Price mutual funds. Beginning in the third quarter of 2025, revenue from managed account model delivery assets and certain other advisory services is reported in investment advisory fees. This change muted the increases mentioned above, as more than $28 million of revenue in the second half of 2025 is now reported in investment advisory fees.

For 2024, the increase was primarily driven by higher average assets on which we earn non-discretionary advisory services revenue and higher transfer agent servicing activities provided to the T. Rowe Price mutual funds.

Net revenues are presented after the elimination of $4.2 million for 2025, $3.6 million for 2024, and $2.1 million for 2023, earned from our consolidated investment products. The corresponding expenses recognized by these consolidated investment products were also eliminated from operating expenses.

Operating expenses

				2025 compared to 2024		2024 compared to 2023
(in millions)	2025	2024	2023	$ Change	% Change(1)	$ Change	% Change(1)
Compensation, benefits, and related costs	$2,644.3	$2,603.4	$2,450.7	$40.9	1.6%	$152.7	6.2%
Acquisition-related retention agreements	56.7	44.8	55.0	11.9	26.6%	(10.2)	(18.5)%
Capital allocation-based income compensation(2)	30.8	5.4	44.6	25.4	n/m	(39.2)	n/m
Market-related change in deferred compensation liabilities	136.3	104.3	123.2	32.0	30.7%	(18.9)	n/m
Total compensation and related costs	2,868.1	2,757.9	2,673.5	110.2	4.0%	84.4	3.2%

Distribution and servicing	383.5	354.1	289.9	29.4	8.3%	64.2	22.1%
Advertising and promotion	107.4	129.6	114.2	(22.2)	(17.1)%	15.4	13.5%
Product and recordkeeping related costs	312.9	297.5	291.0	15.4	5.2%	6.5	2.2%
Technology, occupancy, and facility costs	723.6	644.1	632.6	79.5	12.3%	11.5	1.8%
General, administrative, and other	441.9	433.8	421.3	8.1	1.9%	12.5	3.0%
Change in fair value of contingent consideration	—	(13.4)	(82.4)	13.4	n/m	69.0	n/m
Acquisition-related amortization and impairment costs	111.3	156.7	134.2	(45.4)	(29.0)%	22.5	16.8%
Restructuring charge	177.3	—	—	177.3	n/m	—	n/m
Total operating expenses	$5,126.0	$4,760.3	$4,474.3	$365.7	7.7%	$286.0	6.4%

Total adjusted operating expenses(3)	$4,666.5	$4,498.8	$4,260.7	$167.7	3.7%	$238.1	5.6%
(1) n/m - The percentage change is not meaningful.
(2) Capital allocation-based income compensation represents the change in accrued carried interest compensation along with acquisition-related, non-cash amortization and impairments.
(3) See the reconciliation to the comparable U.S. GAAP measures at the end of the Results of Operations section of this Management's Discussion and Analysis.

Compensation, benefits, and related costs were $2,644.3 million for 2025, an increase of $40.9 million, or 1.6%, compared to 2024. The increase was driven by higher salaries, benefits and long-term incentive compensation. These increases were partially offset by lower temporary personnel costs, net of capitalized labor, and other employee-related costs. The firm employed 7,773 associates at December 31, 2025, a decrease of 4.7% from the end of 2024. The average headcount for first half of 2025 was 8,089, an increase of 2.5% compared to the first half of 2024. Additionally, the average headcount for 2025 was 7,969, a decrease of 0.2% compared to 2024. The decrease in associates from 2024 was primarily driven by the workforce action in July 2025 as part of our broad plan to reduce expense growth and realign resources.

For 2024, compensation, benefits, and related costs were $2,603.4 million, an increase of $152.7 million, or 6.2%, compared to 2023. The increase was driven by a higher bonus pool on an increase in revenue and higher salaries and related benefits partially offset by higher capitalized labor and lower other employee related costs.

Distribution and servicing costs were $383.5 million for 2025, an increase of $29.4 million, or 8.3%, compared to $354.1 million in 2024. For 2024, distribution and services costs were $354.1 million, an increase of $64.2 million, or 22.1%, compared to 2023. The increases in 2025 and 2024 were primarily driven by higher average assets under management distributed through intermediaries.

The costs in this expense category include amounts paid to third-party intermediaries that source the assets of certain share classes of our U.S. mutual funds, ETFs, and our international products, such as our Japanese ITMs and SICAVs. These costs are offset entirely by the investment advisory revenue we earn from these products, or in the case of the Advisor and R share classes of the U.S. mutual funds are recognized in administrative, distribution, services, and other fees.

Advertising and promotion costs were $107.4 million for 2025, a decrease of $22.2 million, or 17.1%, compared to 2024. The decrease was primarily driven by lower media spending from the absence of the prior year’s elevated media costs related to a specific campaign and broader marketing initiatives.

For 2024, advertising and promotion costs were $129.6 million, an increase of $15.4 million, or 13.5%, compared to 2023. The increase was primarily driven by higher media advertising.

Product and recordkeeping related costs were $312.9 million for 2025, an increase of $15.4 million, or 5.2%, compared to 2024. The increase was primarily driven by higher recordkeeping related costs and higher custody fees related to our trust products from higher assets under management.

For 2024, product and recordkeeping related costs were $297.5 million for 2024, an increase of $6.5 million, or 2.2%, compared to 2023. The increase was primarily driven by higher product related costs to be reimbursed from our sponsored investment products partially offset by lower recordkeeping related costs.

Technology, occupancy, and facility costs were $723.6 million for 2025, an increase of $79.5 million or 12.3%, compared to 2024. The increase was driven by higher technology-related costs, including hosted solutions and depreciation, as well as higher occupancy and facility costs related to our new corporate headquarters, which we began occupying in March 2025.

For 2024, technology, occupancy, and facility costs were $644.1 million, an increase of $11.5 million or 1.8%, compared to 2023. The increase was due to ongoing investment in our technology capabilities, primarily hosted solutions, partially offset by lower facility costs as 2023 included the rent cost of two London facilities until we occupied our new building in September 2023.

General, administrative, and other expenses were $441.9 million for 2025, an increase of $8.1 million or 1.9%, compared to 2024. The increase was primarily driven by higher charitable contributions and other general and administrative costs, partially offset by lower travel-related expenses and lower external research fees.

For 2024, general, administrative, and other expenses were $433.8 million, an increase of $12.5 million or 3.0% compared to 2023. The increase was primarily due to a cost recovery recognized in 2023 that did not recur in 2024, higher professional fees and travel costs. These increases were partially offset by lower external research fees and other general and administrative costs. In 2024, the firm changed its approach to paying for external research, consistent with regulations and general industry practice.

Change in fair value of contingent consideration. Our contingent consideration consists of an earnout arrangement as part of the 2021 acquisition of OHA in which additional purchase price may be due to the sellers upon satisfying or exceeding certain defined revenue targets. Each reporting period, we record the fair value of the contingent consideration due under this arrangement. Reduced revenue expectations resulted in a reduction in the fair value of the contingent consideration liability of $13.4 million in 2024 and $82.4 million in 2023. The fair value of the contingent consideration liability as of December 31, 2025 and 2024 is zero.

Acquisition-related amortization and impairment costs primarily relate to the indefinite- and definite-lived intangible assets identified and separately recognized, at fair value, on acquisition date. In 2025, we recognized acquisition-related amortization and impairment costs of $111.3 million, a decrease of $45.4 million or 29.0%, compared to 2024. The decline was largely due to impairment charges recorded in 2024 for the trade name intangible asset that did not recur in 2025, as well as lower amortization expense resulting from the reduced carrying amount of our definite‑lived intangible asset base.

For 2024, we recognized acquisition-related amortization and impairment costs of $156.7 million, an increase of $22.5 million, compared to 2023. The increase was primarily driven by impairment charges related to the trade name intangible asset.

The impairment charges in all periods were the result of reduced growth expectations for both investment management and incentive fees compared to when the acquisition closed in 2021.

The remaining weighted average amortization period for our definite-lived intangible assets is 2.8 years. Should conditions that led us to recognize impairment charges worsen, additional impairments may be recognized in future periods.

Restructuring charge of $177.3 million for 2025 relates to actions taken under our previously announced broad and ongoing expense management program, which is designed to reduce expense growth and realign resources to support investment in existing and future capabilities. The charge includes accelerated depreciation and impairment charges related to certain owned real estate of $127.3 million as well as compensation‑related costs, primarily severance.

Non-operating income (loss)

Non-operating activity for the years ended December 31, 2025, 2024 and 2023 are as follows:

(in millions)				2025 compared to 2024	2024 compared to 2023
	2025	2024	2023	$ Change	$ Change
Net gains (losses) from non-consolidated investment products
Cash and discretionary investments
Dividend income	$143.5	$138.6	$109.1	$4.9	$29.5
Market-related gains (losses) and equity in earnings (losses)	33.1	4.8	24.5	28.3	(19.7)
Total cash and discretionary investments	176.6	143.4	133.6	33.2	9.8
Seed capital investments
Dividend income	3.2	2.4	1.8	0.8	0.6
Market-related gains (losses) and equity in earnings (losses)	48.2	62.0	50.3	(13.8)	11.7
Total seed capital investments	51.4	64.4	52.1	(13.0)	12.3
Total cash, discretionary, and seed investments	228.0	207.8	185.7	20.2	22.1
Net gains (losses) recognized upon deconsolidation	3.1	(0.4)	—	3.5	(0.4)
Investments used to hedge the deferred compensation liabilities	142.4	96.4	123.6	46.0	(27.2)
Total net gains (losses) from non-consolidated investment products	373.5	303.8	309.3	69.7	(5.5)
Other investment income	91.4	59.4	45.9	32.0	13.5
Net gains (losses) on investments	464.9	363.2	355.2	101.7	8.0
Net gains (losses) on consolidated investment products	219.9	130.3	164.6	89.6	(34.3)
Other gains (losses), including foreign currency gains (losses)	1.9	(7.2)	(15.7)	9.1	8.5
Non-operating income (loss)	$686.7	$486.3	$504.1	$200.4	$(17.8)

Adjusted non-operating income (loss)(1)	$177.5	$148.7	$140.8	$28.8	$7.9
(1) See the reconciliation to the comparable U.S. GAAP measures at the end of the Results of Operations section of this Management's Discussion and Analysis.

Higher average cash balances increased dividend income in 2025 despite declining money-fund yields from 2024 and 2023. Market returns remained positive, contributing to continued gains within our investment portfolio.

The table above shows the net investment income of the underlying products of the consolidated investment products, not just the income from our ownership share. The table below displays how consolidated investment products affected the individual lines of our consolidated statements of income and the portion attributable to our interest.The impact of consolidating investment products on the individual lines of our consolidated statements of income for 2025, 2024, and 2023 is as follows:

				2025 compared to 2024	2024 compared to 2023
(in millions)	2025	2024	2023	$ Change	$ Change
Operating expenses reflected in net operating income	$(9.8)	$(9.8)	$(11.1)	$—	$1.3
Net investment income (loss) reflected in non-operating income	219.9	130.3	164.6	89.6	(34.3)
Impact on income before taxes	$210.1	$120.5	$153.5	$89.6	$(33.0)

Net income (loss) attributable to our interest in the consolidated investment products	$88.9	$84.8	$106.5	$4.1	$(21.7)
Net income (loss) attributable to redeemable non-controlling interests (unrelated third-party investors)	121.2	35.7	47.0	85.5	(11.3)
Impact on income before taxes	$210.1	$120.5	$153.5	$89.6	$(33.0)

Provision for income taxes

The following table reconciles the statutory federal income tax rate to our effective tax rate for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefits	2.1	2.9	2.3
Net (income) losses attributable to redeemable non-controlling interests(1)	(0.9)	(0.3)	(0.4)
Net excess tax benefits from stock-based compensation plans activity	—	(0.1)	0.1
Valuation allowances	0.4	0.2	3.3
Other items	0.6	0.6	—
Effective income tax rate	23.2%	24.3%	26.3%

Adjusted effective tax rate	24.3%	24.5%	27.2%
(1)    Net income attributable to redeemable non-controlling interests represents the portion of earnings held in the firm's consolidated investment products, which are not taxable to the firm despite being included in pre-tax income.

Our effective tax rate for 2025 was 23.2%, compared to 24.3% for 2024 and 26.3% for 2023. The decrease in our effective tax rate in 2025 from 2024 was primarily due to lower state taxes resulting from prior period settlements. Additionally, the impact of redeemable non-controlling interest contributed to the lower U.S. GAAP effective tax rate compared to 2024.

For 2024, the decrease in our effective tax rate from 2023 was primarily due to lower valuation allowances recognized in 2024. These favorable impacts were slightly offset by higher state taxes.

The non-GAAP tax rate primarily adjusts for the impact of the consolidated investment products, including net income attributable to redeemable non-controlling interests.

Our effective tax rate will continue to experience volatility in future periods due to, among other things, the impact on the stock-based compensation tax benefits recognized from market fluctuations in our stock price, changes in the mix of our earnings among countries with differing tax laws or rates, and changes in the valuation allowance of foreign-based deferred tax assets. As of December 31, 2025, total valuation allowances recorded were $130.1 million, of which nearly all is related to UK-based deferred tax assets. We intend to continue maintaining a full valuation allowance on these and future UK- based deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

Our U.S. GAAP effective tax rate is also impacted by changes in the proportion of net income that is attributable to our redeemable non-controlling interests and non-controlling interests reflected in permanent equity.

We currently estimate our effective tax rates for the full-year 2026 will be in the range of 23.0% to 27.0% on a GAAP basis, and 24.0% to 27.0% on a non-GAAP basis.

The Organization of Economic Co-operation and Development (OECD) has issued Pillar Two Model Rules (Pillar Two) introducing a global 15% minimum tax effective January 1, 2024 within certain countries in which we operate. In addition, on January 5, 2026, the OECD published administrative guidance (the “side-by-side package”) designed to simplify the Pillar Two tax regime for multinational enterprise groups with an ultimate parent entity in certain countries, primarily the U.S. Our current assessment is that Pillar Two should have no material impact on the company's consolidated results of operations, cash flows, and overall financial position. We will continue to evaluate the impact of Pillar Two as its rules evolve.

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

The following schedules reconcile certain U.S. GAAP financial measures to non-GAAP financial measures for each of the last three years:

	2025
(in millions, except per-share amount)	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(6)	Net income attributable to T. Rowe Price Group	Diluted earnings per share(7)
U.S. GAAP Basis (FS line item)	$5,126.0	$2,188.8	$686.7	$667.2	$2,087.1	$9.24
Non-GAAP adjustments:
Acquisition-related:
Investment and NCI amortization and impairments(1) (Capital allocation-based income and Compensation and related costs)	27.7	40.6	—	8.7	31.9	0.14
Acquisition-related retention arrangements(1) (Compensation and related costs)	(56.7)	56.7	—	12.1	44.6	0.20
Intangible assets amortization and impairments(1)	(111.3)	111.3	—	23.7	87.6	0.39
Total acquisition-related	(140.3)	208.6	—	44.5	164.1	0.73
Deferred compensation liabilities(2) (Compensation and related costs)	(136.3)	136.3	(142.4)	(1.4)	(4.7)	(0.02)
Restructuring charge(3)	(177.3)	177.3	—	43.6	133.7	0.59
Consolidated investment products(4)	(5.6)	9.8	(219.9)	(21.0)	(67.9)	(0.30)
Other non-operating income(5)	—	—	(146.9)	(29.5)	(117.4)	(0.52)
Adjusted Basis	$4,666.5	$2,720.8	$177.5	$703.4	$2,194.9	$9.72

	2024
(in millions, except per-share amount)	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(6)	Net income attributable to T. Rowe Price Group	Diluted earnings per share(7)
U.S. GAAP Basis (FS line item)	$4,760.3	$2,333.3	$486.3	$683.8	$2,100.1	$9.15
Non-GAAP adjustments:
Acquisition-related:
Investment and NCI amortization and impairments(1) (Capital allocation-based income and Compensation and related costs)	37.1	50.4	—	10.2	40.2	0.18
Acquisition-related retention arrangements(1) (Compensation and related costs)	(44.8)	44.8	—	10.4	34.4	0.15
Contingent consideration(1)	13.4	(13.4)	—	(1.8)	(11.6)	(0.05)
Intangible assets amortization and impairments(1)	(156.7)	156.7	—	32.2	124.5	0.54
Total acquisition-related	(151.0)	238.5	—	51.0	187.5	0.82
Deferred compensation liabilities(2) (Compensation and related costs)	(104.3)	104.3	(96.4)	1.7	6.2	0.03
Consolidated investment products(4)	(6.2)	9.8	(130.3)	(17.5)	(67.3)	(0.29)
Other non-operating income(5)	—	—	(110.9)	(23.9)	(87.0)	(0.38)
Adjusted Basis	$4,498.8	$2,685.9	$148.7	$695.1	$2,139.5	$9.33

	2023
(in millions, except per-share amount)	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(6)	Net income attributable to T. Rowe Price Group	Diluted earnings per share(7)
U.S. GAAP Basis (FS line item)	$4,474.3	$1,986.2	$504.1	$654.6	$1,788.7	$7.76
Non-GAAP adjustments:
Acquisition-related:
Investment and NCI amortization and impairments(1) (Capital allocation-based income and Compensation and related costs)	25.4	35.9	—	7.9	28.0	0.12
Acquisition-related retention arrangements(1) (Compensation and related costs)	(55.0)	55.0	—	10.8	44.2	0.19
Contingent consideration(1)	82.4	(82.4)	—	(10.6)	(71.8)	(0.31)
Intangible assets amortization and impairments(1)	(134.2)	134.2	—	28.8	105.4	0.46
Total acquisition-related	(81.4)	142.7	—	36.9	105.8	0.46
Deferred compensation liabilities(2) (Compensation and related costs)	(123.2)	123.2	(123.6)	0.5	(0.9)	—
Consolidated investment products(4)	(9.0)	11.1	(164.6)	(22.3)	(84.2)	(0.37)
Other non-operating income(5)	—	—	(75.1)	(15.8)	(59.3)	(0.26)
Adjusted Basis	$4,260.7	$2,263.2	$140.8	$653.9	$1,750.1	$7.59

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

(3)    This non-GAAP adjustment removes accelerated depreciation and impairment charges related to certain owned real estate, as well as compensation expenses, primarily severance, resulting from actions taken as part of our broad and ongoing plan to reduce expense growth and realign resources to invest in existing and future capabilities. We believe this adjustment helps the reader’s ability to understand our core operating results and increases comparability period to period.

(4)    This non-GAAP adjustment removes the impact of the consolidated investment products by adding back their operating expenses and subtracting their investment income. The operating expense adjustment represents their operating expenses net of related investment advisory and administrative fees. The adjustment to net income attributable to T. Rowe Price Group represents the consolidated investment products' net income, net of redeemable non-controlling interests. We believe this adjustment helps the reader’s ability to understand our core operating results and increases comparability period to period.

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

(6)    The income tax impacts were calculated in order to achieve an overall non-GAAP effective tax rate of 24.3% for 2025, 24.5% for 2024 and 27.2% for 2023.

(7)    This non-GAAP measure was calculated by applying the two-class method to adjusted net income attributable to
    T. Rowe Price Group divided by the weighted-average common shares outstanding assuming dilution. The calculation of adjusted net income allocated to common stockholders is as follows:

	Year ended
(in millions)	2025	2024	2023
Adjusted net income attributable to T. Rowe Price Group	$2,194.9	$2,139.5	$1,750.1
Less: adjusted net income allocated to outstanding restricted stock and stock unit holders	53.3	56.8	43.4
Adjusted net income allocated to common stockholders	$2,141.6	$2,082.7	$1,706.7

CAPITAL RESOURCES AND LIQUIDITY.

Stockholders' equity attributable to T. Rowe Price Group increased to $10.9 billion at December 31, 2025 from $10.3 billion at December 31, 2024, and tangible book value increased to $7.9 billion at December 31, 2025 from $7.3 billion at December 31, 2024.

Sources of Liquidity

We have ample liquidity, including cash and investments in T. Rowe Price products, as follows:

(in millions)	2025	2024
Cash and cash equivalents	$3,378.2	$2,649.8
Discretionary investments	463.7	457.1
Total cash and discretionary investments	3,841.9	3,106.9
Redeemable seed capital investments	1,144.1	1,262.3
Investments used to hedge the deferred compensation liabilities	1,317.3	1,110.9
Total cash and investments in T. Rowe Price products attributable to T. Rowe Price Group	$6,303.3	$5,480.1

Our discretionary investment portfolio is primarily comprised of short duration bond funds, which typically yield higher than money market rates. Of our cash and cash equivalents, $730.6 million at December 31, 2025 and $653.9 million at December 31, 2024 were held by subsidiaries located outside the U.S. Our cash and discretionary investment portfolio experienced market gains and dividends of $177.5 million in 2025 and $148.7 million in 2024.

Given the availability of our financial resources and cash expected to be generated through future operations, we do not maintain an available external source of additional liquidity.

Our seed capital investments are redeemable, although we generally expect to be invested several years for the products to build an investment performance history and until unrelated third-party investors substantially reduce our relative ownership percentage.

The cash and investment presentation on the consolidated balance sheet is based on the accounting treatment for the cash equivalent or investment item. The following table details how T. Rowe Price Group’s interests in cash and investments relate to where they are presented on the consolidated balance sheet as of December 31, 2025.

(in millions)	Cash and cash equivalents	Investments	Net assets of consolidated investment products(1)	Total
Cash and discretionary investments	$3,378.2	$463.7	$—	$3,841.9
Redeemable seed capital investments	—	324.4	819.7	1,144.1
Investments used to hedge the deferred compensation liabilities	—	1,243.3	74.0	1,317.3
Total cash and investments in T. Rowe Price products attributable to T. Rowe Price Group	3,378.2	2,031.4	893.7	6,303.3
Investments in affiliated private investment funds(2)	—	695.0	—	695.0
Investments in affiliated collateralized loan obligations	—	25.0	—	25.0
Investment in UTI and other investments	—	573.8	—	573.8
Total cash and investments attributable to T. Rowe Price Group	3,378.2	3,325.2	893.7	7,597.1
Redeemable non-controlling interests	—	—	1,036.0	1,036.0
As reported on the consolidated balance sheet at December 31, 2025	$3,378.2	$3,325.2	$1,929.7	$8,633.1
(1)The consolidated investment products are generally those products we provided seed capital at the time of their formation and we have a controlling interest. These products generally represent U.S. mutual funds, ETFs, and funds regulated outside the U.S. The $893.7 million represents the total value at December 31, 2025 of our interest in the consolidated investment products. The total net assets of the T. Rowe Price investment products at December 31, 2025 of $1,929.7 million includes assets of $1,951.0 million, less liabilities of $21.3 million as reflected in the consolidated balance sheets in Item 8. Financial Statements of this Form 10-K.
(2)    Includes $157.1 million of non-controlling interests in consolidated entities held by related parties, which we cannot sell in order to obtain cash for general operations.

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

Uses of Liquidity

We paid $5.08 per share in regular dividends in 2025, an increase of 2.4% over the $4.96 per share paid in 2024. Further, we expended $624.6 million in 2025 to repurchase nearly 6.2 million shares, or 2.8%, of our outstanding common stock at an average price of $101.15 per share. These dividends and repurchases were funded using existing cash balances and cash generated from operations. While opportunistic in our approach to stock buybacks, we will generally repurchase our common stock over time to offset the dilution created by our equity-based compensation plans.

Since the end of 2022, we have returned $4.6 billion to stockholders through stock repurchases and regular quarterly dividends, as follows:

(in millions)	Recurring dividend	Stock repurchases	Total returned to stockholders
2023	$1,121.9	$254.3	$1,376.2
2024	1,135.2	334.5	1,469.7
2025	1,143.4	624.6	1,768.0
Total	$3,400.5	$1,213.4	$4,613.9

We anticipate property, equipment, software and other capital expenditures, including internal labor capitalization, for the full-year 2026 to be about $270 million, of which more than three-quarters is planned for technology initiatives. We expect to fund our anticipated capital expenditures with operating cash flows and other available resources.

Cash Flows

The following tables summarize the cash flows for 2025, 2024 and 2023, that are attributable to T. Rowe Price Group, our consolidated investment products, and the related eliminations required in preparing the consolidated statement of cash flows.

	2025
(in millions)	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated investment products	Eliminations	As reported
Cash flows from operating activities
Net income (loss)	$2,087.1	$210.1	$(88.9)	$2,208.3
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, amortization and impairments of property, equipment and software	405.8	—	—	405.8
Amortization and impairment of acquisition-related assets and retention agreements	199.7	—	—	199.7
Stock-based compensation expense	216.9	—	—	216.9
Net (gains) losses recognized on investments	(541.3)	—	88.9	(452.4)
Total non-cash adjustments	281.1	—	88.9	370.0
Net (investments) redemptions in sponsored investment products used to economically hedge deferred compensation liabilities	(64.6)	—	72.6	8.0
Net change in trading securities held by consolidated investment products	—	(1,002.7)	—	(1,002.7)
Other changes	185.9	(4.7)	(11.4)	169.8
Net cash provided by (used in) operating activities	2,489.5	(797.3)	61.2	1,753.4
Net cash provided by (used in) investing activities	59.5	(63.1)	233.9	230.3
Net cash provided by (used in) financing activities	(1,820.6)	838.3	(295.1)	(1,277.4)
Effect of exchange rate changes on cash and cash equivalents of consolidated investment products	—	(1.9)	—	(1.9)
Net change in cash and cash equivalents during year	728.4	(24.0)	—	704.4
Cash and cash equivalents at beginning of year	2,649.8	63.1	—	2,712.9
Cash and cash equivalents at end of year	$3,378.2	$39.1	$—	$3,417.3

	2024
(in millions)	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated investment products	Eliminations	As reported
Cash flows from operating activities
Net income (loss)	$2,100.1	$120.5	$(84.8)	$2,135.8
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, amortization and impairments of property, equipment and software	254.1	—	—	254.1
Amortization and impairment of acquisition-related assets and retention agreements	250.1	—	—	250.1
Fair value remeasurement of contingent consideration liability	(13.4)	—	—	(13.4)
Stock-based compensation expense	247.3	—	—	247.3
Net (gains) losses recognized on investments	(425.0)	—	84.8	(340.2)
Total non-cash adjustments	313.1	—	84.8	397.9
Net (investments) redemptions in sponsored investment products used to economically hedge deferred compensation liabilities	(123.2)	—	30.0	(93.2)
Net change in trading securities held by consolidated investment products	—	(760.4)	—	(760.4)
Other changes	23.9	6.1	(24.5)	5.5
Net cash provided by (used in) operating activities	2,313.9	(633.8)	5.5	1,685.6
Net cash provided by (used in) investing activities	(187.9)	(15.8)	26.2	(177.5)
Net cash provided by (used in) financing activities	(1,542.8)	637.9	(31.7)	(936.6)
Effect of exchange rate changes on cash and cash equivalents of consolidated investment products	—	(2.4)	—	(2.4)
Net change in cash and cash equivalents during year	583.2	(14.1)	—	569.1
Cash and cash equivalents at beginning of year	2,066.6	77.2	—	2,143.8
Cash and cash equivalents at end of year	$2,649.8	$63.1	$—	$2,712.9

	2023
(in millions)	Cash flow attributable to T. Rowe Price Group	Cash flow attributable to consolidated investment products	Eliminations	As reported
Cash flows from operating activities
Net income (loss)	$1,788.7	$153.5	$(106.5)	$1,835.7
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, amortization and impairments of property, equipment and software	254.8	—	—	254.8
Amortization and impairment of acquisition-related assets and retention agreements	226.8	—	—	226.8
Fair value remeasurement of contingent consideration liability	(82.4)	—	—	(82.4)
Stock-based compensation expense	265.6	—	—	265.6
Net (gains) losses recognized on investments	(567.3)	—	106.5	(460.8)
Total non-cash adjustments	97.5	—	106.5	204.0
Net (investments) redemptions in sponsored investment products used to economically hedge deferred compensation liabilities	(10.3)	—	66.4	56.1
Net change in trading securities held by consolidated investment products	—	(1,070.3)	—	(1,070.3)
Other changes	182.7	27.9	(17.0)	193.6
Net cash provided by (used in) operating activities	2,058.6	(888.9)	49.4	1,219.1
Net cash provided by (used in) investing activities	(310.2)	(56.8)	495.2	128.2
Net cash provided by (used in) financing activities	(1,437.4)	903.4	(544.6)	(1,078.6)
Effect of exchange rate changes on cash and cash equivalents of consolidated investment products	—	0.4	—	0.4
Net change in cash and cash equivalents during year	311.0	(41.9)	—	269.1
Cash and cash equivalents at beginning of year	1,755.6	119.1	—	1,874.7
Cash and cash equivalents at end of year	$2,066.6	$77.2	$—	$2,143.8

Operating activities
During 2025, operating activities attributable to T. Rowe Price Group provided cash flows of $2,489.5 million, an increase of $175.6 million from $2,313.9 million provided during 2024. The increase was primarily driven by a $162.0 million increase in cash flows related to timing differences associated with the cash settlement of our assets and liabilities. Additionally, net investments in 2025 into investment products that economically hedge our deferred compensation liabilities were $58.6 million lower than made in 2024. These increases to operating cash flows were offset in part by a $13.0 million decrease in net income and a $32.0 million decrease in the add-back for non-cash items as detailed in the 2025 table above. The remaining change in reported cash flows from operating activities was attributable to the net change in trading securities held in our consolidated investment products’ underlying products.

During 2024, operating activities attributable to T. Rowe Price Group provided cash flows of $2,313.9 million, an increase of $255.3 million from $2,058.6 million provided during 2023. The increase was primarily driven by a $311.4 million increase in net income and a $215.6 million increase in the add-back for non-cash items as detailed in the 2024 table above. These increases to operating cash flows were offset in part by a $158.8 million decrease in cash flows related to timing differences associated with the cash settlement of our assets and liabilities. Additionally, in 2024, we made $112.9 million more net investments in sponsored investment products used to economically hedge our deferred compensation liabilities compared to 2023. The remaining change in reported cash flows from operating activities was attributable to the net change in trading securities held in our consolidated investment products’ underlying products.

Investing activities
Net cash provided by investing activities that are attributable to T. Rowe Price Group totaled $59.5 million in 2025 compared to net cash used in investing activities of $187.9 million in 2024. In 2025, we decreased our property and equipment expenditures by $149.2 million, primarily due to the completion of our new corporate headquarters in early 2025, and decreased our other investing activity by $83.0 million. Net investing activities from our investments in sponsored investment products generated net proceeds of $422.3 million in 2025 compared to $407.1 million in 2024. We eliminate our capital in those investment products we consolidate in preparing our consolidated statements of cash flows. The remaining change in reported cash flows from investing activities of $47.3 million is related to the net cash removed from our balance sheet from consolidating and deconsolidating investment products.

Net cash used in investing activities that are attributable to T. Rowe Price Group totaled $187.9 million in 2024 compared to $310.2 million in 2023. Net investing activities from our investments in sponsored investment products generated net proceeds of $407.1 million in 2024 compared to $36.1 million in 2023. In 2024, we increased our property and equipment expenditures by $115.5 million and our other investing activity by $133.2 million. We eliminate our capital in those investment products we consolidate in preparing our consolidated statements of cash flows. The remaining change in reported cash flows from investing activities of $41.0 million was related to the net cash removed from our balance sheet from consolidating and deconsolidating investment products.

Financing Activities
Net cash used in financing activities attributable to T. Rowe Price Group totaled $1,820.6 million in 2025 compared to $1,542.8 million in 2024. During 2025, we used $620.9 million to repurchase nearly 6.2 million shares compared to $337.2 million to repurchase 3.0 million shares in 2024. In 2025, cash flow related to common stock issued under stock compensation plans increased by $11.0 million compared to 2024. In addition, the $7.4 million increase in dividends paid in 2025 was a result of the 2.4% increase in our quarterly dividend per share. The remaining change in reported cash flows from financing activities is attributable to a $63.0 million decrease in net subscriptions from redeemable non-controlling interest holders of our consolidated investment products during 2025.

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

MATERIAL CASH COMMITMENTS.

Our material cash commitments primarily include our obligations related to our deferred compensation liabilities, facility leases, and other contractual amounts that will be due for the purchase of goods or services to be used in our operations. Some of these contractual amounts may be cancellable under certain conditions and may involve termination fees. We expect to fund these cash commitments from future cash flows from operations.

Our obligations under our deferred compensation liabilities are disclosed on our consolidated balance sheet with more information included in Note 12 and Note 18 to the consolidated financial statements. Our lease obligations are disclosed in Note 7 to the consolidated financial statements. Additionally, there are unrecognized tax benefits discussed in Note 10 to our consolidated financial statements. The note references above are in Item 8. of this Form 10-K.

While most of our other material cash commitments consist of goods and services used in our operations, these commitments primarily consist of obligations related to long-term software licensing, maintenance contracts, and outsource contracts.

We also have outstanding commitments to fund additional contributions to investment partnerships totaling $199.3 million. The vast majority of these additional contributions will be made to investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be called under certain circumstances.

As part of the OHA acquisition, T. Rowe Price committed $500 million to fund OHA product launches through 2026. As of December 31, 2025, T. Rowe Price has a $287 million remaining commitment to OHA products. T. Rowe Price has also entered into certain earnout and other arrangements as part of that acquisition. For more detail on these arrangements, see Note 5 and Note 16 to our consolidated financial statements in Item 8. of this Form 10-K.

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

We present those significant accounting policies used in the preparation of our consolidated financial statements as an integral part of those statements within this 2025 Annual Report on Form 10-K. In the following discussion, we highlight and explain further certain of those policies and estimates that are most critical to the preparation and understanding of our financial statements.

Consolidation

We consolidate all subsidiaries and investment products in which we have a controlling financial interest. We are deemed to have a controlling interest when we own the majority of the voting interest of an entity or are deemed to be the primary beneficiary of a variable interest entity (VIE). VIEs are entities that lack sufficient equity to finance its activities or the equity holders do not have defined power to direct the activities of the entity normally associated with an equity investment. Our analysis to determine whether an entity is a VIE or a voting interest entity (VOE) involves judgment and considers several factors, including an entity’s legal organization, capital structure, the rights of the equity investment holders, our ownership interest in the entity, and our contractual involvement with the entity. We continually review and reconsider our VIE or VOE conclusions upon the occurrence of certain events, such as changes to our ownership interest, changes to an entity’s legal structure, or amendments to governing documents. Our VIEs are primarily sponsored investment products and our variable interest consists of our equity ownership in and investment management fees earned from these entities.

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

Intangible assets

Indefinite-lived intangible assets are tested for impairment annually, in the fourth quarter, or more frequently if events or changes in circumstances indicate that it is more likely than not that the intangible asset is impaired. Management must first determine the level at which indefinite-lived intangible assets are tested for impairment (i.e., unit of account). We have concluded that the trade name and investment advisory agreement indefinite-lived intangible assets will be considered their own separate unit of account. Once the unit of account is determined, management has the option to first assess indefinite-lived intangible assets for qualitative factors to determine whether it is necessary to perform a quantitative impairment test. If a quantitative impairment test is required, the impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If required, fair value is generally determined using a discounted cash flow analysis where estimated future cash flows are discounted to arrive at a single present value amount. This approach includes inputs that require significant management judgment, the most relevant of which include revenue growth, discount rates, and effective tax rates. Changes in these inputs could produce different fair value amounts and therefore different impairment conclusions. During 2025, we recognized $3.3 million of non-cash impairment charges on the indefinite-lived investment advisory agreements intangible asset. The maximum future impairment of indefinite-lived intangible assets that we could incur is the amount recognized in our consolidated balance sheets within intangible assets, $148.3 million as of December 31, 2025.

Definite-lived intangible assets are reviewed for impairment whenever events or circumstances indicate that the asset group's carrying amount may not be recoverable (i.e., the carrying amount is more than the undiscounted estimated future cash flows). Management must first determine the level at which definite-lived intangible assets are tested for impairment (i.e., asset group). The determination of the asset group is judgmental and the intangible assets can be grouped based on the lowest level for which identifiable cash flows are largely independent of identifiable cash flows for other groups of assets. Since each affiliated private investment fund has identifiable cash flows separate from other funds, we determined that the asset group for testing is each individual affiliated private investment fund. Once the asset group is identified, we next determine whether there are any triggering events that would cause us to believe that the carrying value would not be recoverable. If there is a triggering event, then we would perform a test of recoverability. Based on that test, if the carrying value is not recoverable, then a fair value measurement is required of the asset group to determine if the fair value is less than the asset group's carrying amount. If required, fair value would be determined using a discounted cash flow analysis where estimated future cash flows are discounted to arrive at a single present value amount. This approach includes inputs that require significant management judgment, the most relevant of which include revenue growth, discount rates, and effective tax rates. Any impairment loss would be the difference between the fair value of the asset group and its carrying amount. During 2025, we recognized immaterial non-cash impairment charges on these intangible assets.

Goodwill

We internally conduct, manage, and report our operations as one reportable business segment - investment advisory business. This reflects how the chief operating decision maker allocates resources and assesses performance. Accordingly, we have one reporting unit - our investment advisory business, consistent with our single operating segment, to which all goodwill has been assigned.

We evaluate the carrying amount of goodwill in our consolidated balance sheets for possible impairment on an annual basis in the fourth quarter of each year using a fair value approach. Goodwill would be considered impaired whenever its carrying amount exceeds the fair value of our investment advisory business. Our annual testing has demonstrated that the fair value of our investment advisory business (our market capitalization) exceeds our carrying amount (our stockholders’ equity) and, therefore, no impairment exists. Should we reach a different conclusion in the future, additional work would be performed to ascertain the amount of the non-cash impairment charge to be recognized. We must also perform impairment testing at other times if an event or circumstance occurs indicating that it is more likely than not that an impairment has been incurred. The maximum future impairment of goodwill that we could incur is the amount recognized in our consolidated balance sheets, $2.6 billion as of December 31, 2025.

Provision for income taxes

We operate in numerous states and countries through our various subsidiaries and must allocate our income, expenses, and earnings under the various laws and regulations of each of these taxing jurisdictions. Accordingly, our provision for income taxes represents our total estimate of the liability that we have incurred in doing business each year in all of our locations. Annually, we file tax returns that represent our filing positions with each jurisdiction and settle our return liabilities. Each jurisdiction has the right to audit those returns and may take different positions with respect to income and expense allocations and taxable earnings determinations. From time to time, we may also provide for estimated liabilities associated with uncertain tax return filing positions that are subject to, or in the process of, being audited by various tax authorities. Because the determination of our annual provision is subject to judgments and estimates, actual results will vary from those recognized in our financial statements. As a result, we recognize additions to, or reductions of, income tax expense during a reporting period that pertain to prior period provisions as our estimated liabilities are revised and actual tax returns and tax audits are settled. We recognize any such prior period adjustment in the discrete quarterly period in which it is determined.

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. We recognize a valuation allowance for any portion of the deferred tax asset that is not expected to be realized based on the available positive and negative evidence. An increase in the valuation allowances increases the provision expense and effective tax rate. Furthermore, if we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would reduce the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

EQUITY PRICE RISK.

Certain of our investments are carried at fair value, and, as such, these investments are subject to market risk. The following table presents the equity price risk from our investments. The majority of our Investments are in mutual funds which moderate market risk as they are diversified and invest in a number of different financial instruments. T. Rowe Price manages its cash and discretionary investments exposure to market risk by diversifying its investments among various fixed income products. In addition, investment holdings may be altered from time to time in response to changes in market risks and other factors, as management deems appropriate. We do not actively hedge the market risk related to our seed capital investments.

In order to quantify the sensitivity of our investments to changes in market valuations, we have chosen to use a variant of each investments net asset value, if available, to quantify the equity price risk, as we believe the volatility in each investments net asset value best reflects the underlying risk potential as well as the market trends surrounding each of its investment objectives. The potential future loss of value, before any income tax benefits, of these investments at December 31, 2025 was determined by using the lower of each investment's lowest net asset value per share during 2025 or its net asset value per share at December 31, 2025, reduced by 10%. In considering this presentation, it is important to note that: not all investments experienced their lowest net asset value per share on the same day; it is likely that the composition of the investment portfolio would be changed if adverse market conditions persisted; and we could experience future losses in excess of those presented below.

Additionally, the underlying holdings of our assets under management are also subject to market risk, which may arise from changes in equity prices, credit ratings, foreign currency exchange rates, and interest rates.

(in millions)	Fair value 12/31/2025	Potential lower value	Potential loss
Investment in sponsored products
Discretionary investments	$463.7	$417.3	$46.4	10%
Redeemable seed capital investments	316.1	273.5	42.6	13%
Investments used to hedge the deferred compensation liabilities	1,243.3	1,028.8	214.5	17%
Investments in affiliated collateralized loan obligations	3.2	2.9	0.3	9%
Total	$2,026.3	$1,722.5	$303.8	15%
Direct investment in consolidated investment products
Redeemable seed capital investments	819.7	699.5	120.2	15%
Investments used to hedge the deferred compensation liabilities	74.0	65.8	8.2	11%
Total	$893.7	$765.3	$128.4	14%

Investment partnerships and other investments	$154.7	$138.4	$16.3	11%

Any losses arising from the change in fair value of our investments would result in a corresponding decrease, net of tax, in our net income attributable to T. Rowe Price Group.

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

CURRENCY TRANSLATION RISK.

Certain of our investments, including a few consolidated investment products, expose us to currency translation risk when the financial statements are translated into U.S. dollars (USD). Our most significant exposure relates to the translation of the financial statements of our equity method investment in UTI ($162.8 million at December 31, 2025). UTI's financial statements are denominated in Indian rupees (INR) and are translated to USD each reporting period. We do not use derivative financial instruments to manage this currency risk, so both positive and negative fluctuations in the INR against the USD will affect accumulated other comprehensive income (loss) and the carrying amount of our investment. We had a cumulative translation loss, net of tax, of $57.4 million at December 31, 2025, related to our investment in UTI. Given the nature of UTI’s business, should conditions deteriorate in markets in which they operate, we are at risk for loss up to our carrying amount.

We operate in several countries outside the U.S. of which the United Kingdom is the most prominent. We incur operating expenses and have assets and liabilities denominated in currencies other than USD associated with these operations, although our revenues are predominately realized in USD. The majority of our currency translation risk on our consolidated balance sheet at December 31, 2025, related to cash and non-consolidated investments of $177.6 million that are denominated in foreign currencies. We do not believe that foreign currency fluctuations materially affect our results of operations.

Item 8.Financial Statements.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	12/31/2025	12/31/2024
ASSETS
Cash and cash equivalents	$3,378.2	$2,649.8
Accounts receivable and accrued revenue	931.2	877.4
Investments	3,325.2	3,000.5
Assets of consolidated investment products ($1,596.1 million at December 31, 2025 and $1,555.6 million at December 31, 2024, related to variable interest entities)	1,951.0	2,044.0
Operating lease assets	382.9	226.8
Property, equipment and software, net	845.3	977.0
Intangible assets, net	274.2	368.1
Goodwill	2,642.8	2,642.8
Other assets	611.0	685.6
Total assets	$14,341.8	$13,472.0

LIABILITIES
Accounts payable and accrued expenses	$352.7	$353.5
Liabilities of consolidated investment products ($14.2 million at December 31, 2025 and $46.2 million at December 31, 2024, related to variable interest entities)	21.3	62.1
Operating lease liabilities	447.2	278.7
Accrued compensation and related costs	235.7	219.8
Deferred compensation liabilities	1,176.8	1,020.7
Income taxes payable	54.9	87.1
Total liabilities	2,288.6	2,021.9

Commitments and contingent liabilities

Redeemable non-controlling interests	1,036.0	944.0

STOCKHOLDERS' EQUITY
Preferred stock, undesignated, $0.20 par value — authorized and unissued 20,000,000 shares	—	—
Common stock, $0.20 par value — authorized 750,000,000; issued 218,565,000 shares at December 31, 2025 and 222,966,000 at December 31, 2024	43.8	44.6
Additional capital in excess of par value	—	311.9
Retained earnings	10,866.8	10,040.6
Accumulated other comprehensive loss	(50.5)	(51.7)
Total stockholders' equity attributable to T. Rowe Price Group	10,860.1	10,345.4
Non-controlling interests in consolidated entities	157.1	160.7
Total permanent stockholders' equity	11,017.2	10,506.1
Total liabilities, redeemable non-controlling interests, and permanent stockholders' equity	$14,341.8	$13,472.0

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	2025	2024	2023
Revenues
Investment advisory fees	$6,602.3	$6,399.7	$5,709.5
Performance-based advisory fees	37.4	59.3	38.2
Capital allocation-based income	81.2	46.6	161.9
Administrative, distribution, services, and other fees	593.9	588.0	550.9
Net revenues	7,314.8	7,093.6	6,460.5

Operating expenses
Compensation and related costs	2,868.1	2,757.9	2,673.5
Distribution and servicing costs	383.5	354.1	289.9
Advertising and promotion costs	107.4	129.6	114.2
Product and recordkeeping related costs	312.9	297.5	291.0
Technology, occupancy, and facility costs	723.6	644.1	632.6
General, administrative, and other costs	441.9	433.8	421.3
Change in fair value of contingent consideration	—	(13.4)	(82.4)
Acquisition-related amortization and impairment costs	111.3	156.7	134.2
Restructuring charge	177.3	—	—
Total operating expenses	5,126.0	4,760.3	4,474.3

Net operating income	2,188.8	2,333.3	1,986.2

Non-operating income
Net gains on investments	464.9	363.2	355.2
Net gains on consolidated investment products	219.9	130.3	164.6
Other gains (losses), including foreign currency gains (losses)	1.9	(7.2)	(15.7)
Total non-operating income	686.7	486.3	504.1

Income before income taxes	2,875.5	2,819.6	2,490.3
Provision for income taxes	667.2	683.8	654.6
Net income	2,208.3	2,135.8	1,835.7
Less: net income attributable to redeemable non-controlling interests	121.2	35.7	47.0
Net income attributable to T. Rowe Price Group	$2,087.1	$2,100.1	$1,788.7

Earnings per share on common stock of T. Rowe Price Group
Basic	$9.26	$9.18	$7.78
Diluted	$9.24	$9.15	$7.76
The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	2025	2024	2023
Net income	$2,208.3	$2,135.8	$1,835.7
Other comprehensive income (loss)
Currency translation adjustments
Consolidated investment products—variable interest entities	24.8	(14.0)	21.7
Reclassification (gains) losses recognized in non-operating income upon deconsolidation of certain investment products	(3.1)	0.4	—
Equity method investments	(9.3)	0.7	(1.6)
Other comprehensive income (loss) before income taxes	12.4	(12.9)	20.1
Net deferred tax (expense) benefit	(1.4)	3.7	(1.9)
Total other comprehensive income (loss)	11.0	(9.2)	18.2
Total comprehensive income	2,219.3	2,126.6	1,853.9
Less: comprehensive income attributable to redeemable non-controlling interests	131.0	30.7	59.7
Comprehensive income attributable to T. Rowe Price Group	$2,088.3	$2,095.9	$1,794.2
The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2025	2024	2023
Cash flows from operating activities
Net income	$2,208.3	$2,135.8	$1,835.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and impairment of property, equipment and software	405.8	254.1	254.8
Amortization and impairment of acquisition-related assets and retention arrangements	199.7	250.1	226.8
Fair value remeasurement of contingent consideration liability	—	(13.4)	(82.4)
Stock-based compensation expense	216.9	247.3	265.6
Net gains recognized on investments	(452.4)	(340.2)	(460.8)
Net (investments) redemptions in investment products used to economically hedge deferred compensation liabilities	8.0	(93.2)	56.1
Net change in securities held by consolidated investment products	(1,002.7)	(760.4)	(1,070.3)
Other changes in assets and liabilities	169.8	5.5	193.6
Net cash provided by operating activities	1,753.4	1,685.6	1,219.1

Cash flows from investing activities
Purchases of sponsored investment products	(112.9)	(100.1)	(85.3)
Dispositions of sponsored investment products	769.1	533.4	616.6
Net cash of investment products upon deconsolidation	(63.1)	(15.8)	(56.8)
Additions to property, equipment and software	(274.2)	(423.4)	(307.9)
Other investing activity	(88.6)	(171.6)	(38.4)
Net cash provided by (used in) investing activities	230.3	(177.5)	128.2

Cash flows from financing activities
Repurchases of common stock	(620.9)	(337.2)	(254.4)
Common share issuances under stock-based compensation plans	(22.3)	(33.3)	(18.0)
Dividends paid to common stockholders and equity-unit holders	(1,143.0)	(1,135.6)	(1,121.7)
Net distributions to non-controlling interests in consolidated entities	(34.4)	(36.7)	(43.3)
Net subscriptions from redeemable non-controlling interest holders	543.2	606.2	358.8
Net cash used in financing activities	(1,277.4)	(936.6)	(1,078.6)

Effect of exchange rate changes on cash and cash equivalents of consolidated investment products	(1.9)	(2.4)	0.4

Net change in cash and cash equivalents during year	704.4	569.1	269.1
Cash and cash equivalents at beginning of year, including $63.1 million at December 31, 2024, $77.2 million at December 31, 2023, and $119.1 million at December 31, 2022, held by consolidated investment products	2,712.9	2,143.8	$1,874.7
Cash and cash equivalents at end of year, including $39.1 million at December 31, 2025, $63.1 million at December 31, 2024, and $77.2 million at December 31, 2023, held by consolidated investment products	$3,417.3	$2,712.9	$2,143.8

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (shares in thousands; dollars in millions)

	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group	Non-controlling interests in consolidated entities	Total permanent stockholders' equity	Redeemable non-controlling interests
Balances at December 31, 2022	224,310	$44.9	$437.9	$8,409.7	$(53.0)	$8,839.5	$190.7	$9,030.2	$656.7
Net income	—	—	—	1,788.7	—	1,788.7	44.6	1,833.3	47.0
Other comprehensive income, net of tax	—	—	—	—	5.5	5.5	—	5.5	12.7
Dividends declared ($4.88 per share)	—	—	—	(1,121.9)	—	(1,121.9)	—	(1,121.9)	—
Common stock-based compensation plans activity:
Shares issued upon option exercises	585	0.1	35.6	—	—	35.7	—	35.7	—
Restricted shares issued, net of shares withheld for taxes	57	—	—	—	—	—	—	—	—
Net shares issued upon vesting of restricted stock units	1,413	0.3	(54.0)	—	—	(53.7)	—	(53.7)	—
Stock-based compensation expense	—	—	265.6	—	—	265.6	—	265.6	—
Restricted stock units issued as dividend equivalents	—	—	0.4	(0.4)	—	—	—	—	—
Common shares repurchased	(2,427)	(0.5)	(253.8)	—	—	(254.3)	—	(254.3)	—
Net distributions to non-controlling interests in consolidated entities	—	—	—	—	—	—	(43.3)	(43.3)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	—	—	356.9
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	—	—	(479.2)
Balances at December 31, 2023	223,938	44.8	431.7	9,076.1	(47.5)	9,505.1	192.0	9,697.1	594.1

Net income	—	—	—	2,100.1	—	2,100.1	5.4	2,105.5	35.7
Other comprehensive loss, net of tax	—	—	—	—	(4.2)	(4.2)	—	(4.2)	(5.0)
Dividends declared ($4.96 per share)	—	—	—	(1,135.2)	—	(1,135.2)	—	(1,135.2)	—
Common stock-based compensation plans activity:
Shares issued upon option exercises	577	0.1	36.3	—	—	36.4	—	36.4	—
Restricted shares issued, net of shares withheld for taxes	7	—	(0.3)	—	—	(0.3)	—	(0.3)	—
Net shares issued upon vesting of restricted stock units	1,415	0.3	(69.6)	—	—	(69.3)	—	(69.3)	—
Stock-based compensation expense	—	—	247.3	—	—	247.3	—	247.3	—
Restricted stock units issued as dividend equivalents	—	—	0.4	(0.4)	—	—	—	—	—
Common shares repurchased	(2,971)	(0.6)	(333.9)	—	—	(334.5)	—	(334.5)	—
Net distributions to non-controlling interests in consolidated entities	—	—	—	—	—	—	(36.7)	(36.7)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	—	—	592.0
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	—	—	(272.8)
Balances at December 31, 2024	222,966	$44.6	$311.9	$10,040.6	$(51.7)	$10,345.4	$160.7	$10,506.1	$944.0
(1) Accumulated other comprehensive income

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (shares in thousands; dollars in millions)

	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group	Non-controlling interests in consolidated entities	Total permanent stockholders' equity	Redeemable non-controlling interests
Balances at December 31, 2024	222,966	$44.6	$311.9	$10,040.6	$(51.7)	$10,345.4	$160.7	$10,506.1	$944.0
Net income	—	—	—	2,087.1	—	2,087.1	30.8	2,117.9	121.2
Other comprehensive income, net of tax	—	—	—	—	1.2	1.2	—	1.2	9.8
Dividends declared ($5.08 per share)	—	—	—	(1,143.4)	—	(1,143.4)	—	(1,143.4)	—
Common stock-based compensation plans activity:
Shares issued upon option exercises	495	0.1	31.5	—	—	31.6	—	31.6	—
Restricted shares issued, net of shares withheld for taxes	—	—	(0.2)	—	—	(0.2)	—	(0.2)	—
Net shares issued upon vesting of restricted stock units	1,279	0.3	(54.2)	—	—	(53.9)	—	(53.9)	—
Stock-based compensation expense	—	—	216.9	—	—	216.9	—	216.9	—
Restricted stock units issued as dividend equivalents	—	—	0.5	(0.5)	—	—	—	—	—
Common shares repurchased	(6,175)	(1.2)	(506.4)	(117.0)	—	(624.6)	—	(624.6)	—
Net distributions to non-controlling interests in consolidated entities	—	—	—	—	—	—	(34.4)	(34.4)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	—	—	556.0
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	—	—	(595.0)
Balances at December 31, 2025	218,565	$43.8	$—	$10,866.8	$(50.5)	$10,860.1	$157.1	$11,017.2	$1,036.0
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

The investment solutions are provided in a number of vehicles including the T. Rowe Price U.S. mutual funds (U.S. mutual funds), subadvised funds, separately managed accounts, collective investment trusts, exchange-traded funds, and other sponsored products. The other sponsored products include: open-ended investment products offered to investors outside the U.S., products offered through variable annuity life insurance plans in the U.S., affiliated private investment funds, business development companies, an interval fund, and collateralized loan obligations.

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

RECENTLY ADOPTED ACCOUNTING GUIDANCE AND TAX REGULATION.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S. The OBBBA contains significant changes and modifications to federal and international tax provisions including 100% bonus depreciation and domestic research cost expensing. We believe that the impact of the OBBBA’s provisions as they become effective will not have a material impact on our financial position and results of operations.

On January 1, 2025, the Company adopted the FASB issued Accounting Standards Update No. 2023-09 - Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. We adopted the standard retrospectively and have updated prior‑period disclosures accordingly. The new required disclosures for all years presented are included in Note 10 – Income Taxes.

NEWLY ISSUED BUT NOT YET ADOPTED ACCOUNTING GUIDANCE.

In November 2024, the FASB issued Accounting Standards Update No. 2024-03 - Income Statement- Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-4): Disaggregation of Income Statement Expenses, which requires disclosures of additional information and disaggregation of certain expenses included in the income statement. The guidance is effective for the firm on January 1, 2027, and allows for either a prospective or retrospective approach on adoption. We are currently evaluating the impact the adoption will have on our financial statements and have not yet determined our transition approach.

In September 2025, the FASB issued Accounting Standards Update No. 2025-06 - Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends the existing internal-use software guidance. The amendment eliminates the project stage model and clarifies that capitalization of internal-use software costs commences when management has authorized and committed funding for the project and it is probable that software will be completed and used for its intended function. The amendment allows for varying transition approaches and is effective for the firm on January 1, 2028, with early adoption permitted. We are currently evaluating the impact that the adoption will have on our financial statements and have not yet determined our transition approach.
20

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our consolidated financial statements, including those we have not yet adopted. We do not believe that any such guidance has or will have a material effect on our financial position or results of operations.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Consolidation

Our consolidated financial statements include the accounts of all wholly-owned subsidiaries, majority-owned entities that are entitled to a disproportionate allocation of income, or carried interest, of affiliated private investment funds (carried interest entities), and investment products in which we have a controlling interest. We are deemed to have a controlling interest when we own the majority of a voting interest entity (VOE) or are deemed to be the primary beneficiary of a variable interest entity (VIE). We perform an analysis of our investments to determine if the investment entity is a VOE or a VIE. Our analysis involves judgment and considers several factors, including an entity’s legal organization, capital structure, the rights of the equity investment holders, our ownership interest in the entity, and our contractual involvement with the entity. We continually review and reconsider our VOE or VIE conclusions upon the occurrence of certain events, such as changes to our ownership interest, changes to an entity’s legal structure, or amendments to governing documents. All material accounts and transactions between consolidated entities are eliminated in consolidation.

Variable interest entities (VIE)
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

Our Luxembourg-based SICAV funds and other investment products regulated outside the U.S. that we provide seed capital were determined to be VIEs and are consolidated when we are the primary beneficiary. Certain of the investment partnerships we have an interest in were also determined to be VIEs and are not consolidated as we concluded that we are not the primary beneficiary.

We have determined that the carried‑interest entities are VIEs and that T. Rowe Price is the primary beneficiary. In addition, the carried‑interest entities hold interests in the general partners of certain affiliated private investment funds that are themselves VIEs; however, the carried‑interest entities are not the primary beneficiary of those funds. Accordingly, these affiliated private investment funds are not consolidated.

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

Investments

Investments held at fair value
Investments in sponsored products have been made for both general corporate investment purposes and to provide seed capital for newly formed sponsored investment products. Those investments that we do not consolidate are carried at fair value using the quoted closing NAV per share of each fund as of the balance sheet date. We also have investments in securities that are held in separately managed accounts and are each valued using quoted market prices and other observable market inputs when available.

The underlying products investments held by our consolidated investment products retain investment company specialized accounting in consolidation; are considered securities held in a trading account for cash flow reporting purposes; and are valued in accordance with the valuation and pricing policy used to value our assets under management which is further described in the Revenue Recognition policy below.
We elected to value certain interests in investment partnerships and other investments, for which market prices or quotations are not readily available, at fair value using the NAV per share as a practical expedient or the measurement alternative.

Changes in the fair values of all these investments are reflected in non-operating income in our consolidated statements of income.

Equity method investments
Equity method investments consist of investments in entities for which we have the ability to exercise significant influence over the operating and financial policies of the investee. The carrying values of these investments are adjusted to reflect our proportionate share of the investee's net income or loss, any unrealized gain or loss resulting from the translation of foreign-denominated financial statements into U.S. dollars, and dividends received. Our proportionate share of income or loss is included in non-operating income in our consolidated statements of income.

As permitted under existing accounting guidance, we adopted a policy by which we recognize our share of UTI Asset Management Company Limited’s (UTI) and other certain investment partnership earnings on a quarter lag as current financial information is not available in a timely manner. The basis difference between our carrying value and our proportionate share of UTI’s book value is primarily related to consideration paid in excess of the stepped-up basis of assets and liabilities on the date of purchase.

Investments in affiliated private investment funds - carried interest
Investments in affiliated private investment funds - carried interest represent interests in general partners of affiliated private investment funds that are contractually entitled to a disproportionate allocation of income, which is also referred to as carried interest. We account for these investments as financial instruments under ASC 323, Investments – Equity Method and Joint Ventures (ASC 323) since the general partner has significant governance rights in the investment funds in which it invests, which demonstrate significant influence. The income earned is recognized as capital-allocation based income in our consolidated statements of income. Additionally, the basis difference arising between the carrying value and fair market value of these investments upon acquisition is included in the carrying value and amortized on a straight‑line basis over each funds’ estimated useful life. This amortization reduces both the investment balance and capital allocation-based income in the consolidated statements of income.

20

Held to Maturity
Investments in rated notes of certain European collateralized loan obligation funds along with the certificates of deposit are designated as held-to-maturity and carried on the balance sheet at amortized cost.

Concentration of risk

Concentration of credit risk in accounts receivable is believed to be minimal as our clients generally have substantial assets, including those in the investment products we manage for them.

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

Property, equipment and software

Property, equipment and software is stated at cost net of accumulated depreciation and amortization computed using the straight-line method. Provisions for depreciation and amortization are based on the following weighted-average estimated useful lives: computer and communications software and equipment, 3 years; buildings and improvements, 32 years; leasehold improvements, 11 years; and furniture and other equipment, 6 years.

Intangible assets

Intangible assets consist primarily of acquired investment advisory agreements and a trade name. The fair values of the acquired investment advisory agreements were based on the net present value of estimated future cash flows attributable to each agreement, and included significant assumptions related to revenue, discount rate, and effective tax rate.

The investment advisory agreement intangible assets are amortized using the straight-line method over their estimated useful lives unless the asset was determined to have an indefinite life as there is no foreseeable limit on the contract period. The weighted average remaining useful life of definite-lived intangibles assets is 2.8 years.

20

Definite-lived intangible assets carrying value is tested when there is an indication of impairment. Impairment is indicated when the carrying value of the asset is not recoverable and exceeds its fair value. If indicators are present, we perform a recoverability test by comparing the estimated undiscounted future cash flows attributable to the asset group in question to the asset group’s carrying amount. If the undiscounted estimated future cash flows are less than the carrying amount of the asset, the asset’s cost is adjusted to fair value and an impairment loss is recognized. The fair value is determined using a discounted cash flow analysis where estimated future cash flows are discounted to arrive at a single present value amount. This approach includes inputs that require significant management judgment, the most relevant of which included revenue growth, discount rates, and effective tax rates.

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
20

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
The management fee for our investment advisory agreements are based on our assets under management, which change based on fluctuations in financial markets and net cash flows from investors, and represents variable consideration. Therefore, investment advisory fees are generally constrained, and excluded from revenue, until the asset values on which our client is billed are no longer subject to financial market volatility. Investment advisory fees for certain investment products are presented net of fees waived pursuant to the contractual expense limitations of the product. Our assets under management are valued in accordance with valuation and pricing processes for each major type of investment. Fair values used in our processes are primarily determined from quoted market prices; prices furnished by dealers who make markets in such securities; or from data provided by independent pricing services that considers yield or price of investments of comparable quality, coupon, maturity, and type. Investments for which market prices are not readily available are not a material portion of our total assets under management.

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

Performance-Based Fees

We recognize performance-based incentive fees in connection with the investment advisory agreements from certain sponsored products and separately managed and subadvised accounts. We are entitled to receive performance-based incentive fees when the return on investment assets exceeds a certain benchmark return. In such arrangements, these incentive fees are recognized at the end of the measurement period when the performance benchmark or contractual outperformance has been achieved. Performance-based incentive fees are considered a form of variable consideration, and as such, these fees are subject to potential reversal up until the end of the measurement period (which is generally one year) when the performance-based incentive fees become fixed, determinable, and are not subject to significant reversal. There are no significant judgments made when determining the performance-based incentive fees.

Administrative, distribution, servicing, and other fees

Administrative and other fees

The administrative services we provide include mutual fund transfer agent, accounting and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; brokerage; trust services; and other advisory services.

The administrative service agreements with the U.S. mutual funds for accounting oversight, transfer agency and recordkeeping services; participant recordkeeping and transfer agent services for defined contribution retirement plans; brokerage services, and trust services generally have one performance obligation as the promised services in each agreement are not separately identifiable from other performance obligations in the contract and, therefore, are not distinct. Our performance obligation in each agreement is satisfied over time and revenue is recognized as time passes. The fees for these services vary by contract and are both fixed and variable.
20

Distribution and servicing fees

The agreements for distribution and servicing fees earned from 12b-1 plans of the Advisor Class, R Class, and Variable Annuity II Class shares of the U.S. mutual funds have one performance obligation, as distribution services. The distribution services are not separately identifiable from shareholder servicing promises in the agreements and, therefore, are not distinct. Our performance obligation is satisfied at the point in time when an investor makes an investment into these share classes of the U.S. mutual funds. The fees for these distribution and servicing agreements are based on the assets under management in these share classes, which change based on fluctuations in financial markets, and represent variable consideration. These fees are generally constrained, and excluded from revenue, until the asset values on which our client is billed are not subject to financial market volatility. Accordingly, the majority of the distribution and servicing revenue relates to distribution and servicing obligations that were satisfied during prior periods.

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

Capital allocation-based income

This represents the income earned from general partner investments in affiliated private investment funds with arrangements that are entitled to a disproportionate allocation of income, which is also known as carried interest. As discussed above, these investments are accounted for under ASC 323 and the income recognized in capital allocation-based income in our consolidated statements of income represents the proportionate share of the income or loss assuming the funds were liquidated as of each reporting date pursuant to the fund's governing agreements. The realization of accrued carried interest occurs over a number of years. Since this income is accounted for under ASC 323, it is outside the scope of ASC 606, Revenue Recognition. A portion of this income is allocated to non-controlling interest holders and is reflected as compensation expense.
Advertising

Costs of advertising are expensed the first time that the advertising takes place.

Long-term incentive compensation

We maintain two stockholder-approved employee long-term incentive plans (2020 Long-Term Incentive Plan and 2012 Long-Term Incentive Plan (collectively, the LTI Plans), and two stockholder-approved non-employee director plans (2017 Non-Employee Director Equity Plan and 2007 Non-Employee Director Equity Plan, collectively the Director Plans). We believe our stock-based compensation programs align the interests of our employees and directors with those of our common stockholders. As of December 31, 2025, a total of 7,947,644 shares were available for future grant under the 2020 Long-Term Incentive Plan (2020 Plan) and the 2017 Non-Employee Director Equity Plan (2017 Plan).

Under our LTI Plans, we have granted restricted stock units to employees that settle in shares of our common stock after vesting. Vesting of these awards is based on the individual continuing to render service over an average five-year graded schedule. All restricted stock unit holders receive non-forfeitable cash dividend equivalents on our dividend payable date. We are also authorized to grant qualified incentive and nonqualified fixed stock options with a maximum term of 10 years. We have not granted options to employees since 2015.

We also grant performance-based restricted stock units to certain executive officers in which the number of restricted stock units ultimately retained is determined based on achievement of certain performance thresholds. These awards have a three-year performance period followed by a two-year time-based requirement for those units that are retained. Cash dividend equivalents are accrued and paid to the holders of performance-based restricted stock units only after the performance period has lapsed and the performance thresholds have been met.

In 2024, the 2020 Plan was amended to provide certain employees the opportunity to receive 50% of their annual long-term incentive award in the form of restricted fund units. Vesting of restricted fund units is based on the
20

individual continuing to render service over an average five-year graded schedule. These awards settle in cash upon vesting.

Under the Director Plans, we have granted options with a maximum term of 10 years, restricted shares, and restricted stock units to non-employee directors. Under the 2017 Plan, awards generally vest over one year and, in the case of restricted stock units, are settled upon the non-employee directors’ departure from the Board. For restricted shares, cash dividends are accrued and paid only after the award vests. Restricted stock unit holders receive dividend equivalents in the form of unvested stock units that vest over the same period as the underlying award. We have not granted options to non-employee directors since 2016. As of December 31, 2025, the non-employee directors held 17,668 outstanding stock options, all of which will expire in 2026, 102,459 vested stock units, 14,745 unvested stock units, and 10,785 unvested restricted stock awards. The unvested awards are expected to vest over the next six months and the stock units will convert to common shares upon their separation from the Board.

Our long-term incentive equity award values are converted to restricted stock units or stock awards on the grant-date using the closing market price of our common stock. For restricted fund units, the award value is converted using the closing market price of one or more hypothetical funds selected by employees from a group of sponsored investment products prior to the grant date. We recognize the grant-date fair value of all long-term incentive awards as compensation expense ratably over the awards' requisite service period. Compensation expense recognized for performance-based restricted units includes an estimate regarding the probability of the performance thresholds being met. For restricted fund units, their value is remeasured against the hypothetical funds chosen by the unit holder each reporting period and the adjustment reported in compensation expense over the requisite service period. We account for all award forfeitures as they occur.

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

The changes in accumulated balances of each component of other comprehensive income, the deferred tax impacts of each component, and information about significant items reclassified out of accumulated other comprehensive income are presented in the notes to the consolidated financial statements. The notes also indicate the line item of our consolidated statements of income in which significant reclassifications were recognized.

We reclassify income tax effects relating to currency translation adjustments to tax expense when there is a reduction in our ownership interest in the related investment. The amount of the reclassification depends on the investment’s accounting treatment before and after the change in ownership percentage.

NOTE 2 – CASH EQUIVALENTS.

Cash equivalent investments in the T. Rowe Price money market mutual funds aggregate to $3,049.0 million at December 31, 2025, and $2,309.8 million at December 31, 2024. Dividends earned on these investments totaled $123.8 million in 2025, $128.3 million in 2024, and $101.3 million in 2023.

20

NOTE 3 – INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Net revenues earned during the years ended December 31, 2025, 2024 and 2023, are included in the table below along with details of investment advisory revenues by underlying asset class. We also included average assets under management by asset class, on which we earn investment advisory fees.

(in millions)	2025	2024	2023
Investment advisory fees
Equity	$3,923.7	$3,864.7	$3,442.3
Fixed income, including money market	433.0	410.7	400.4
Multi-asset	1,910.6	1,814.1	1,583.4
Alternatives	335.0	310.2	283.4
Total investment advisory fees	$6,602.3	$6,399.7	$5,709.5
Performance-based advisory fees	37.4	59.3	38.2
Capital allocation-based income	81.2	46.6	161.9
Administrative, distribution, services, and other fees	593.9	588.0	550.9
Net revenues	$7,314.8	$7,093.6	$6,460.5

Average AUM (in billions):
Equity	$840.9	$804.3	$705.2
Fixed income, including money market	201.0	178.6	169.3
Multi-asset	580.7	529.0	442.3
Alternatives	54.7	50.0	45.5
Average AUM	$1,677.3	$1,561.9	$1,362.3

Total net revenues earned from sponsored investment products totaled $6,128.1 million in 2025, $5,859.8 million in 2024, and $5,327.9 million in 2023. Accounts receivable from these products aggregate to $664.2 million at December 31, 2025 and $602.0 million at December 31, 2024.

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for 8.8% at December 31, 2025 and December 31, 2024 of our assets under management.

20

NOTE 4 – INVESTMENTS.

The carrying values of our investments that are not consolidated investment products at December 31 are as follows:

(in millions)	2025	2024
Investments held at fair value
T. Rowe Price investment products
Discretionary investments	$463.7	$258.8
Redeemable seed capital investments	316.1	262.8
Investments used to hedge the deferred compensation liabilities	1,243.3	992.8
Investment partnerships and other investments	154.7	62.6
Investments in affiliated collateralized loan obligations	3.2	6.3
Equity method investments
T. Rowe Price investment products
Discretionary investments	—	60.8
Redeemable seed capital investments	8.3	128.8
Investments used to hedge the deferred compensation liabilities	—	88.4
Investment in UTI Asset Management Company Limited (India)	162.8	173.5
Investments in affiliated private investment funds - carried interest	390.3	426.9
Investments in affiliated private investment funds - seed/co-investment	304.7	269.9
Investment partnerships and other investments	204.9	162.1
Held to maturity
Investments in affiliated collateralized loan obligations	21.8	61.1
Certificates of deposit	50.4	44.7
U.S. Treasury note	1.0	1.0
Total	$3,325.2	$3,000.5

During each of the last three years, certain T. Rowe Price investment products in which we provided initial seed capital at the time of formation were deconsolidated, as we no longer had a controlling interest. Depending on our ownership interest, we report our residual interests in these T. Rowe Price investment products as either an equity method investment or an investment held at fair value. The net impact on our consolidated balance sheets and statements of income as of the dates the products were deconsolidated or reconsolidated is detailed below.

(in millions)	2025	2024	2023
Net decrease in assets of consolidated investment products	$(1,186.4)	$(673.9)	$(663.8)
Net decrease in liabilities of consolidated investment products	$(43.8)	$(20.5)	$(29.7)
Net decrease in redeemable non-controlling interests	$(595.0)	$(272.8)	$(479.2)

Net gains (losses) recognized upon deconsolidation	$3.1	$(0.4)	$—
The net gains (losses) recognized upon deconsolidation were the result of reclassifying currency translation adjustments accumulated on certain consolidated investment products with non-USD functional currencies from accumulated other comprehensive income to non-operating income.

INVESTMENTS AT FAIR VALUE

The investment partnerships and other investments held at fair value are valued using net asset value (NAV) per share as a practical expedient or using the measurement alternative. Our interests in the investment partnerships are generally not redeemable and are subject to significant transferability restrictions. The underlying investments of these partnerships have contractual terms through 2034, though we may receive distributions of liquidating assets
20

over a longer term. The investment strategies of these partnerships include growth equity, buyout, venture capital, and real estate.

During 2025, we recognized $142.6 million of net unrealized gains on investments held at fair value that were still held at December 31, 2025. For 2024, we recognized $51.3 million of net unrealized gains on investments held at fair value that were still held at December 31, 2024. For 2023, we recognized $86.7 million of net unrealized gains on investments held at fair value that were still held at December 31, 2023.

Dividends, including capital gain distributions, earned on the sponsored investment products held at fair value, totaled $84.6 million in 2025, $67.6 million in 2024, and $38.2 million in 2023.

VARIABLE INTEREST ENTITIES.
Our fair value and equity method investments at December 31, 2025 and 2024 include interests in variable interest entities that we do not consolidate as we are not deemed the primary beneficiary. Our maximum risk of loss related to our involvement with these entities is as follows:

(in millions)	2025	2024
Investment carrying values	$978.7	$955.9
Unfunded capital commitments	199.3	202.5
Accounts receivable	113.3	96.2
Maximum risk of loss	$1,291.3	$1,254.6

We have unfunded capital commitments, totaling $199.3 million at December 31, 2025 and $202.5 million at December 31, 2024, related primarily to the affiliated private investment funds and the investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be recalled under certain circumstances.

Investments in affiliated private investment funds - carried interest represent interests in the general partners of affiliated private investment funds that are entitled to a disproportionate allocation of income, also known as carried interest. The entities that hold these interests (carried interest entities) are considered variable interest entities and are consolidated as T. Rowe Price is determined to be the primary beneficiary. The total assets, liabilities and non-controlling interests of these carried interest entities as of December 31 are as follows:

(in millions)	2025	2024
Assets	$438.7	$467.7
Liabilities	$5.8	$0.4
Non-controlling interest	$157.1	$160.7

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

There is debt associated with our investments in affiliated collateralized loan obligations. The debt outstanding is related to repurchase agreements of €18.6 million at December 31, 2025, compared to €56.9 million at December 31, 2024 (equivalent to $21.8 million at December 31, 2025 and $59.1 million at December 31, 2024 at the respective EUR spot rates) that are collateralized by the CLO investments and reported in accounts payable and accrued expenses in our consolidated balance sheets. These repurchase agreements bear interest at rates based on EURIBOR plus the initial margin, which equals all-in rates ranging from 2.99% to 10.88% as of December 31, 2025. The debt matures on various dates through 2035 or if the investments are paid back in full or cancelled, whichever is sooner.

20

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
Level 3 – unobservable inputs reflecting our own assumptions based on the best information available. The inputs into the determination of fair value require significant management judgment or estimation. Investments in this category generally include investments for which there is not an actively-traded market. There are no level 3 investments at December 31, 2025 and 2024.

These levels are not necessarily an indication of the risk or liquidity associated with our investments. The following table summarizes our investments and liabilities that are recognized in our consolidated balance sheets at December 31 using fair value measurements determined based on the differing levels of inputs. This table excludes investments held by the consolidated investment products, which are presented separately in our consolidated balance sheets and are detailed in Note 6.

	2025		2024
(in millions)	Level 1	Level 2	Level 1	Level 2
T. Rowe Price investment products
Cash equivalents held in money market funds	$3,049.0	$—	$2,309.8	$—
Discretionary investments	463.7	—	258.8	—
Redeemable seed capital investments	258.6	57.5	209.4	53.4
Investments used to hedge the deferred compensation liabilities	1,243.3	—	992.8	—
Other investments	0.3	—	0.1	—
Investments in affiliated collateralized loan obligations	—	3.2	—	6.3
Total	$5,014.9	$60.7	$3,770.9	$59.7

The fair value hierarchy level table above does not include the investment partnerships and other investments for which fair value is estimated using their NAV per share as a practical expedient or the measurement alternative. The carrying value of these investments as disclosed in Note 4 were $154.4 million at December 31, 2025 and $62.5 million at December 31, 2024.

In 2025, 2024, and 2023, we recognized impairment charges on certain of our identified intangible assets. As part of the impairment recognition, a fair value measurement was determined for these intangible assets. See Note 9 for further discussion of the impairments.

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

20

The following table details the net assets of the consolidated investment products at December 31:

	2025			2024
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Cash and cash equivalents(1)	$3.0	$36.1	$39.1	$7.2	$55.9	$63.1
Investments(2)	344.3	1,541.2	1,885.5	470.8	1,465.4	1,936.2
Other assets	7.6	18.8	26.4	10.4	34.3	44.7
Total assets	354.9	1,596.1	1,951.0	488.4	1,555.6	2,044.0
Liabilities	7.1	14.2	21.3	15.9	46.2	62.1
Net assets	$347.8	$1,581.9	$1,929.7	$472.5	$1,509.4	$1,981.9

Attributable to T. Rowe Price Group	$269.8	$623.9	$893.7	$348.5	$689.4	$1,037.9
Attributable to redeemable non-controlling interests	78.0	958.0	1,036.0	124.0	820.0	944.0
	$347.8	$1,581.9	$1,929.7	$472.5	$1,509.4	$1,981.9
(1) Cash and cash equivalents includes $2.5 million at December 31, 2025 and $4.9 million at December 31, 2024 of investments in
T. Rowe Price money market mutual funds.
(2) Investments include $61.7 million at December 31, 2025 and $9.3 million at December 31, 2024 of other T. Rowe Price investment products.

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

The operating results of the consolidated investment products are reflected in our consolidated statements of income for the year ended December 31 as follows:

	2025			2024			2023
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(0.6)	$(9.2)	$(9.8)	$(2.4)	$(7.4)	$(9.8)	$(3.7)	$(7.4)	$(11.1)
Net investment income (loss) reflected in non-operating income (loss)	30.9	189.0	219.9	41.7	88.6	130.3	52.4	112.2	164.6
Impact on income before taxes	$30.3	$179.8	$210.1	$39.3	$81.2	$120.5	$48.7	$104.8	$153.5

Net income (loss) attributable to T. Rowe Price Group	$22.7	$66.2	$88.9	$31.4	$53.4	$84.8	$40.9	$65.6	$106.5
Net income (loss) attributable to redeemable non-controlling interests	7.6	113.6	121.2	7.9	27.8	35.7	7.8	39.2	47.0
	$30.3	$179.8	$210.1	$39.3	$81.2	$120.5	$48.7	$104.8	$153.5

20

The operating expenses of the consolidated investment products are reflected in general, administrative and other expenses. In preparing our consolidated financial statements, we eliminated operating expenses of $4.2 million in 2025, $3.6 million in 2024, and $2.1 million in 2023, against the investment advisory and administrative fees earned from these products. The net investment income (loss) reflected in non-operating income (loss) includes dividend and interest income as well as realized and unrealized gains and losses on the underlying securities held by the consolidated investment products.

The following table details the impact of these consolidated investment products on the individual lines of our consolidated statements of cash flows.

	2025			2024			2023
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Net cash provided by (used in) operating activities	$(370.5)	$(426.8)	$(797.3)	$(239.4)	$(394.4)	$(633.8)	$(517.5)	$(371.4)	$(888.9)
Net cash provided by (used in) investing activities	0.6	(63.7)	(63.1)	(14.7)	(1.1)	(15.8)	(32.7)	(24.1)	(56.8)
Net cash provided by (used in) financing activities	365.7	472.6	838.3	235.6	402.3	637.9	559.7	343.7	903.4
Effect of exchange rate changes on cash and cash equivalents of consolidated investment products	—	(1.9)	(1.9)	—	(2.4)	(2.4)	—	0.4	0.4
Net change in cash and cash equivalents during period	(4.2)	(19.8)	(24.0)	(18.5)	4.4	(14.1)	9.5	(51.4)	(41.9)
Cash and cash equivalents at beginning of year	7.2	55.9	63.1	25.7	51.5	77.2	16.2	102.9	119.1
Cash and cash equivalents at end of year	$3.0	$36.1	$39.1	$7.2	$55.9	$63.1	$25.7	$51.5	$77.2

The net cash provided by financing activities includes $295.1 million in 2025, $31.7 million in 2024 and $544.6 million in 2023, of net subscriptions we made into the consolidated investment products, net of dividends received. These cash flows were eliminated in consolidation.

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
Level 3 – unobservable inputs reflecting our own assumptions based on the best information available. The inputs into the determination of fair value require significant management judgment or estimation. Investments in this category generally include investments for which there is not an actively-traded market. There are no level 3 investments at December 31, 2025 and 2024.

These levels are not necessarily an indication of the risk or liquidity associated with these investment holdings. The following table summarizes the investment holdings held by our consolidated investment products using fair value measurements determined based on the differing levels of inputs as of December 31.
20

	2025		2024
(in millions)	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents	$2.8	$—	$6.3	$—
Equity securities	475.2	376.5	452.3	285.4
Fixed income securities	—	1,002.5	—	1,173.5
Other investments	0.4	30.9	1.6	23.4
	$478.4	$1,409.9	$460.2	$1,482.3

Liabilities	$(0.3)	$(5.1)	$(1.7)	$(14.5)

NOTE 7 – LEASES.
All of our leases are operating leases and primarily consist of real estate leases for corporate offices, data centers, and other facilities.
At December 31, 2025, the weighted-average remaining lease term on our leases is 11.9 years and the weighted-average discount rate used to measure the lease liabilities is 4.0%.

Operating lease expense was $56.0 million in 2025, $42.2 million in 2024, and $52.4 million in 2023. Charges related to our operating leases that are variable, including certain maintenance charges and other management-related costs, and not included in the measurement of the lease liabilities, were $19.4 million in 2025, $14.1 million in 2024, and $11.2 million in 2023. We made lease payments of $53.0 million during 2025, $59.6 million during 2024, and $42.4 million during 2023.

Our future undiscounted cash flows related to our operating leases, and the reconciliation to the operating lease liability as of December 31, 2025, are as follows:

(in millions)	2025
2026	$56.0
2027	56.0
2028	51.6
2029	42.8
2030	40.4
Thereafter	317.2
Total future undiscounted cash flows	564.0
Less: imputed interest to be recognized in lease expense	(116.8)
Operating lease liabilities, as reported	$447.2

20

NOTE 8 – PROPERTY, EQUIPMENT AND SOFTWARE.

Property, equipment and software at December 31 consists of:

(in millions)	2025	2024
Computer and communications software and equipment	$1,847.9	$1,680.3
Buildings and improvements	466.1	493.2
Leasehold improvements	407.1	414.0
Furniture and other equipment	252.4	225.3
Land	22.5	25.7
	2,996.0	2,838.5
Less accumulated depreciation and amortization	2,150.7	1,861.5
Total	$845.3	$977.0

Compensation and related costs attributable to the development of computer software for internal use, totaling $168.7 million in 2025, $182.0 million in 2024, and $156.1 million in 2023, have been capitalized.

In the fourth quarter of 2025, we executed several initiatives as part of our broad and ongoing plan to reduce expense growth and realign resources to invest in existing and future capabilities. These actions included a decision to exit two buildings, with plans to dispose of the properties in 2026, resulting in accelerated depreciation equal to their carrying value of $92.3 million as of December 31, 2025. We also recorded impairments on additional real estate holdings to align their carrying values with prevailing market conditions as a result of being held for sale as of December 31, 2025. In aggregate, these actions resulted in charges of $127 million in the fourth quarter of 2025, which were recognized in the restructuring charge of the consolidated statements of income.

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS.

Goodwill and intangible assets consist of the following at December 31:

(in millions)	2025	2024
Goodwill	$2,642.8	$2,642.8
Indefinite-lived intangible assets - trade name	86.0	86.0
Indefinite-lived intangible assets - investment advisory agreements	62.3	65.6
Definite-lived intangible assets - investment advisory agreements	125.9	216.5
Total	$2,917.0	$3,010.9

We evaluate the carrying amount of goodwill in our consolidated balance sheets for possible impairment on an annual basis in the fourth quarter using a fair value approach. We did not record any impairment charges for goodwill for the years ended December 31, 2025, 2024, or 2023.

We recognized impairments of indefinite-lived intangibles of $3.3 million in 2025, $31.1 million in 2024, and no impairments in 2023. The $3.3 million impairment in 2025 was attributable to investment advisory agreements while the $31.1 million impairment in 2024 was attributable to the trade name. The impairments in 2025 and 2024 were the result of reduced growth expectations for both management and incentive fees.

Definite-lived investment advisory agreement intangible assets consisted of the following at December 31 :

(in millions)	2025	2024
Gross carrying amount	$613.9	$613.9
Accumulated amortization & impairments	(488.0)	(397.4)
Net carrying amount	$125.9	$216.5

Remaining weighted-average estimated useful life in years	2.8	3.7
20

Amortization and impairment expense for the definite-lived investment advisory agreement intangible assets was $90.6 million in 2025, $108.1 million in 2024, and $122.5 million in 2023, respectively. We recognized insignificant impairments of definite-lived intangibles in 2025, 2024, and 2023. Estimated amortization expense for the definite-lived investment advisory agreements intangible assets for the remaining years is as follows:

(in millions)	2025
2026	$54.6
2027	39.1
2028	11.8
2029	8.8
2030 and after	11.6
$125.9

NOTE 10 – INCOME TAXES.

Income before income taxes for each of the past three years was earned almost entirely in the United States.

INCOME TAX PROVISION.

The provision for income taxes consists of:

(in millions)	2025	2024	2023
Current income taxes
U.S. federal	$434.5	$634.7	$554.0
State and local	91.2	112.4	68.1
Foreign	44.7	24.7	23.9
Deferred income taxes (benefits)	96.8	(88.0)	8.6
Total	$667.2	$683.8	$654.6
In 2025 and 2023, stock-based compensation plans activity increased income tax expense by $3.2 million and $3.4 million, respectively. In 2024, stock-based compensation plans activity decreased income tax expense by $4.5 million. These income tax impacts were recognized in the income tax provision.

The following table reconciles the statutory federal income tax rate to our effective income tax rate.

	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$603.8	21.0%	$592.1	21.0%	$523.0	21.0%
U.S. federal
Net income (loss) attributable to redeemable non-controlling interests(1)	(25.5)	(0.9)	(7.5)	(0.3)	(9.9)	(0.4)
Net excess tax benefits from stock-based compensation plans activity	1.4	—	(4.0)	(0.1)	2.8	0.1
Other	(0.7)	—	(0.5)	(0.1)	(7.8)	(0.3)
State and local income taxes, net of federal effect	58.2	2.1	79.9	2.9	55.8	2.3

Foreign tax effects
United Kingdom: changes in valuation allowances	13.1	0.4	10.8	0.4	81.1	3.3
Other	16.9	0.6	13.0	0.5	9.6	0.3
Effective income tax	$667.2	23.2%	$683.8	24.3%	$654.6	26.3%
20

(1) Net income attributable to redeemable non-controlling interests represents the portion of earnings held in the firm's consolidated investment products, which are not taxable to the firm despite being included in pre-tax income.

In each of 2023, 2024, and 2025, more than 50% of our state and local tax expense was attributable to a concentrated group of jurisdictions. For 2023 and 2025, these jurisdictions were Maryland, California, New York City, and New Jersey, and for 2024 they were Maryland, California, New York City, and New York State.

Deferred income taxes (benefits) arise from temporary differences between taxable income for financial statement and income tax return purposes. The deferred income taxes (benefits) recognized as part of our provision for income taxes is related to:

(in millions)	2025	2024	2023
Property, equipment and software	$149.8	$(60.3)	$(43.2)
Accrued, deferred, and long-term incentive compensation	(20.0)	(14.2)	(28.6)
Operating lease assets	33.9	(1.7)	(6.3)
Operating lease liabilities	(41.7)	5.0	3.8
Acquisition-related liabilities	(13.5)	(9.8)	0.6
Acquired investments	(5.3)	(27.9)	(19.5)
Unrealized gains (losses) recognized in non-operating income	16.6	16.8	43.8
Net operating losses	(15.8)	(11.2)	(31.5)
Change in valuation allowances	11.2	16.1	86.4
Other	(18.4)	(0.8)	3.1
Total net deferred income taxes (benefits)	$96.8	$(88.0)	$8.6

DEFERRED TAX ASSETS (LIABILITIES).

The net deferred tax assets recognized in our consolidated balance sheets in other assets as of December 31 relate to the following:

(in millions)	2025	2024
Deferred tax assets
Accrued, deferred, and long-term incentive compensation	$337.7	$317.7
Operating lease liability	81.5	39.8
Acquired investments	71.7	66.4
Net operating loss carry-forwards	64.8	53.7
Property, equipment and software	—	90.9
Other	27.0	12.9
Total deferred tax assets	582.7	581.4
Valuation allowances	(130.1)	(118.9)
Total deferred tax assets, net of valuation allowances	452.6	462.5

Deferred tax liabilities
Operating lease assets	(75.0)	(41.1)
Unrealized gains (losses) recognized in non-operating income	(66.6)	(50.0)
Acquisition-related liabilities	(64.0)	(77.5)
Property, equipment and software	(58.9)	—
Other	—	(15.9)
Total deferred tax liabilities	(264.5)	(184.5)
Net deferred tax assets	$188.1	$278.0

20

We had operating loss carryforwards before tax of $211.2 million at December 31, 2025 and $220.0 million at December 31, 2024. The decrease in operating loss carryforwards from 2024 is primarily related to operating income generated from our Hong Kong subsidiary. Almost all of the operating loss carryforwards are attributable to the United Kingdom and do not expire. However, the amount of annual profits that can be relieved by losses carried forward is limited to 50%, subject to an annual allowance of GBP 5 million per group.

We consider the need for valuation allowances against our deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. The valuation allowances total $130.1 million at December 31, 2025 and $118.9 million at December 31, 2024. The increase of $11.2 million in the valuation allowances was due to the uncertainty of generating sufficient taxable income in future periods in certain foreign jurisdictions. Any additional or reversal of valuation allowances in future periods will be dependent on the generation of sufficient taxable income. The future change in the valuation allowance could materially increase or decrease our income tax expenses in future periods.

We intend to repatriate earnings of T. Rowe Price foreign subsidiaries to the U.S. in an amount not to exceed these subsidiaries' previously taxed earnings and profits (PTEP), which are estimated to be approximately $1,138 million at December 31, 2025. These earnings as well as our pro rata share of the earnings of foreign corporations in which T. Rowe Price owns 10% or more were subject to the repatriation tax enacted with the U.S. tax reform and are treated as PTEP. As such, we did not record a deferred tax liability with respect to the U.S. federal or foreign withholding taxes as the PTEP should not be taxed in these jurisdictions.

OTHER DISCLOSURES.

The following table summarizes the net income taxes paid:

(in millions)	2025	2024	2023
U.S. federal taxes	$469.8	$610.5	$529.4
All other jurisdictions	125.6	112.7	102.6
Total taxes paid	$595.4	$723.2	$632.0

Other assets include tax refund receivables of $50.2 million at December 31, 2025, and $52.4 million at December 31, 2024.

UNRECOGNIZED TAX BENEFITS.

The following table summarizes the changes in our unrecognized tax benefits.

(in millions)	2025	2024	2023
Balance at beginning of year	$43.0	$42.7	$35.4
Changes in tax positions related to
Current year	2.5	4.2	7.8
Prior years	(18.1)	(2.9)	0.5
Expired statute of limitations	(1.3)	(1.0)	(1.0)
Balance at end of year	$26.1	$43.0	$42.7

The decrease of unrecognized tax benefits related to prior years is due to the settlements of certain state tax benefits. If recognized, these unrecognized tax benefits would affect our effective tax rate; however, we do not expect that unrecognized tax benefits for tax positions taken with respect to 2025 and prior years will significantly change in 2026. As of January 2026, the U.S. Internal Revenue Service (IRS) has concluded examinations related to federal tax obligations through the year 2023.

A net interest payable related to our unrecognized tax benefits of $5.6 million at December 31, 2025, and $8.6 million at December 31, 2024, are recognized in our consolidated balance sheets. Our accounting policy with
20

respect to interest and penalties arising from income tax settlements is to recognize them as part of our provision for income taxes. Interest recognized as part of our provision for income taxes was not material.

NOTE 11 – STOCKHOLDERS' EQUITY.

SHARE REPURCHASES.

The Board of Directors has authorized the future repurchase of up to 12,201,846 common shares as of December 31, 2025.

Accounts payable and accrued expenses includes liabilities of $6.9 million at December 31, 2025 for common stock repurchases that settled during the first week of January 2026 and 2025 stock repurchase excise tax obligations that will impact cash flows in the first half of 2026.

RESTRICTED CAPITAL.

Our consolidated stockholders' equity at December 31, 2025 includes about $396 million that is restricted as to use by various regulations and agreements arising in the ordinary course of our business.

NOTE 12 – LONG-TERM INCENTIVE COMPENSATION.

SHARES AUTHORIZED FOR STOCK-BASED COMPENSATION PROGRAMS.

At December 31, 2025, a total of 14,000,868 shares of unissued common stock were authorized for issuance under our stock-based compensation plans. Additionally, a total of 2,446,539 shares are authorized for issuance under a plan whereby substantially all employees may acquire common stock through payroll deductions at prevailing market prices.

STOCK OPTIONS.

The following table summarizes the status of, and changes in, our stock options during 2025.

	Options	Weighted- average exercise price	Weighted-average remaining contractual term in years
Outstanding at December 31, 2024	661,377	$73.76
Exercised	(642,149)	$73.89
Expired	(1,560)	$79.71
Outstanding and exercisable at December 31, 2025	17,668	$68.49	0.6

There was no stock option-based compensation expense in 2025, 2024, or 2023.

The total intrinsic value of options exercised was $21.2 million in 2025, $27.7 million in 2024, and $30.6 million in 2023. At December 31, 2025, the aggregate intrinsic value of in-the-money options outstanding was $0.6 million.

20

RESTRICTED STOCK UNITS.

The following table summarizes the status of, and changes in, our nonvested restricted stock units during 2025.

	Restricted stock units	Weighted- average fair value
Nonvested at December 31, 2024	6,001,579	$124.73
Time-based grants	1,969,573	$104.97
Performance-based grants	93,062	$105.05
Vested (value at vest date was $184.6 million)	(1,783,965)	$134.70
Forfeited	(361,897)	$125.45
Nonvested at December 31, 2025	5,918,352	$114.80

Nonvested at December 31, 2025 includes performance-based restricted stock units of 384,080. These nonvested performance-based restricted stock units include 33,422 units for which the performance period has lapsed, and the performance threshold has been met.

Compensation and related costs includes expenses for stock-based awards of $216.9 million in 2025, $247.3 million in 2024, and $265.6 million in 2023.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense to be recognized over the requisite service period of the stock-based awards outstanding at December 31, 2025. Estimated future compensation expense will change to reflect future grants of restricted stock awards and units, future option grants, changes in the probability of performance thresholds being met and adjustments for actual forfeitures.

(in millions)
First quarter 2026	$53.4
Second quarter 2026	49.0
Third quarter 2026	43.3
Fourth quarter 2026	37.6
2027	81.2
2028 through 2031	61.9
Total	$326.4

RESTRICTED FUND UNITS.

We granted restricted fund units valued you at $102.2 million in December 2025 and $103.3 million in December 2024. Below is a roll forward of the restricted fund units liability, which is reported in deferred compensation liabilities on the consolidated balance sheet.

(in millions)	2025	2024
Balance at beginning of year	$14.7	$—
Amortization of grant date value	54.6	14.8
Amortization of market appreciation (depreciation)	7.9	(0.1)
Forfeitures	(0.1)	—
Settlements	(22.4)	—
Balance at end of year	$54.7	$14.7

20

The following table presents the compensation expense to be recognized over the requisite service period of the restricted fund units outstanding at December 31, 2025. Estimated future compensation expense will change to reflect future grants, changes in the market value of the restricted fund units, which is based on selected hypothetical investments and adjustments for actual forfeitures. The grants outstanding will vest by 2030.

(in millions)
First quarter 2026	$19.3
Second quarter 2026	18.4
Third quarter 2026	17.8
Fourth quarter 2026	14.4
2027	35.4
2028 through 2030	31.8
Total	$137.1

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

(in millions)	2025	2024	2023
Net income attributable to T. Rowe Price Group	$2,087.1	$2,100.1	$1,788.7
Less: net income allocated to outstanding restricted stock and stock unit holders	50.6	55.8	44.4
Net income allocated to common stockholders	$2,036.5	$2,044.3	$1,744.3

Weighted-average common shares
Outstanding	220.0	222.8	224.1
Outstanding assuming dilution	220.3	223.3	224.8

For the past three years, no stock options have been excluded from the calculation of diluted earnings per common share they would not be anti-dilutive.

NOTE 14 – OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS.

The following table presents the impact of the components of other comprehensive income or loss on deferred tax benefits (income taxes).

(in millions)	2025	2024	2023
Net deferred tax benefits (income taxes) on:
Currency translation adjustments	$(2.8)	$3.7	$(2.0)
Reclassification adjustment recognized in the provision for income taxes upon deconsolidation of investment products	1.4	—	0.1
Total net deferred tax benefits (income taxes)	$(1.4)	$3.7	$(1.9)

20

The changes in each component of accumulated other comprehensive income (loss), including reclassification adjustments, are presented in the table below.

(in millions)	Equity method investments	Consolidated investment products - variable interest entities	Total currency translation adjustments
Balances at December 31, 2022	$(50.5)	$(2.5)	$(53.0)
Other comprehensive income (loss) before income taxes	(1.6)	9.0	7.4
Net deferred tax benefits (income taxes)	0.2	(2.1)	(1.9)
Other comprehensive income (loss)	(1.4)	6.9	5.5
Balances at December 31, 2023	(51.9)	4.4	(47.5)
Other comprehensive income (loss) before reclassifications	0.7	(9.0)	(8.3)
Reclassification adjustments recognized in non-operating income	—	0.4	0.4
Other comprehensive income (loss) before income taxes	0.7	(8.6)	(7.9)
Net deferred tax benefits (income taxes)	1.7	2.0	3.7
Other comprehensive income (loss)	2.4	(6.6)	(4.2)
Balances at December 31, 2024	(49.5)	(2.2)	(51.7)
Other comprehensive income (loss) before reclassifications	(9.3)	15.0	5.7
Reclassification adjustments recognized in non-operating income	—	(3.1)	(3.1)
Other comprehensive income (loss) before income taxes	(9.3)	11.9	2.6
Net deferred tax benefits (income taxes)	1.4	(2.8)	(1.4)
Other comprehensive income (loss)	(7.9)	9.1	1.2
Balances at December 31, 2025	$(57.4)	$6.9	$(50.5)
The other comprehensive income (loss) in the table above excludes net gains of $9.8 million in 2025, net losses of $5.0 million in 2024, and net gains of $12.7 million in 2023 of other comprehensive income (loss) related to redeemable non-controlling interests held in our consolidated investment products.

20

NOTE 15 – SEGMENT REPORTING.

We have one reportable segment: investment management services. We derive our revenue and net income globally and manage business activities on a consolidated basis.

We largely derive our revenues and net income from investment advisory services provided to individual and institutional investors. We also provide certain administrative services, including mutual fund transfer agent, fund and product accounting, distribution, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; and other advisory services. Our revenues and net income depend largely on the total value and composition of our assets under management, as such, the consideration for our services is generally variable and recognized over time.

Our chief operating decision maker (CODM) is the chief executive officer. The CODM utilizes consolidated net income attributable to T. Rowe Price Group as reported on the consolidated statements of income and certain non-GAAP metrics to assess performance and allocate resources. Based on these metrics, the CODM decides either to reinvest profits into the business based on our strategic priorities and/or return cash to stockholders through dividends and share repurchases.

We determined there are no significant segment expenses that require a separate disclosure, as the major categories of expenses regularly reviewed by the CODM to manage operations are disclosed in the consolidated statements of income. Quarterly reviews of expenses highlight those influenced by financial markets, such as distribution and servicing costs, as well as those that are both qualitatively and quantitatively significant. The measure of segment assets is reported on the consolidated balance sheet as total assets.

NOTE 16 – COMMITMENTS AND CONTINGENCIES.

COMMITMENTS.

T. Rowe Price Group has committed $287 million for investment in future OHA product launches through 2026.

CONTINGENCIES.

Contingent Consideration

As part of the purchase consideration for our acquisition of OHA in December 2021, there is contingent consideration in the amount of up to $900 million, payable in cash, that may be due as part of an earnout payment in 2026 and 2027 upon satisfying or exceeding certain defined revenue targets. These defined revenue targets will be evaluated on a cumulative basis from 2022 through 2026. About 22% of the earnout is conditioned upon continued service with T. Rowe Price Group and was excluded from the purchase consideration and deemed compensatory. The fair value of the earnout is remeasured each reporting period and was valued at zero as of December 31, 2025 and December 31, 2024.

Value Creation

In addition, simultaneously with the OHA acquisition, a Value Creation Agreement was entered into whereby certain employees of OHA will receive incentive payments equal to 10% of the appreciated value of the OHA business on the fifth anniversary of the acquisition date, subject to an annualized preferred return to T. Rowe Price. This arrangement is treated as a post-combination compensation expense. This arrangement will be remeasured at fair value at each reporting date and recognized over the related service period. For the year ended December 31, 2025, 2024, and 2023, the amounts recognized as part of compensation expense in our consolidated statements of income were immaterial.

Other

Various claims against us arise in the ordinary course of business, including employment-related claims. In the opinion of management, after consultation with counsel, the likelihood of an adverse determination in one or more of these pending ordinary course of business claims that would have a material adverse effect on our financial position or results of operations is remote.

20

NOTE 17 – RESTRUCTURING CHARGE.

As separately disclosed in the consolidated statements of income, we recognized a restructuring charge of $177.3 million in 2025, related to actions taken under a broad and ongoing expense management program, which is designed to reduce expense growth and realign resources to support investment in existing and future capabilities. The charge includes accelerated depreciation and impairment charges related to certain owned real estate of $127.3 million as well as $50 million of compensation‑related costs, primarily severance. At December 31, 2025, we had $26.4 million accrued in accrued compensation and related costs. See Note 8 – Property, equipment, and software for additional details on the accelerated depreciation and impairment charges.

NOTE 18 – OTHER DISCLOSURES.

RETIREMENT PLANS.

Compensation and related costs includes expense recognized for our defined contribution retirement plans of $170.6 million in 2025, $162.0 million in 2024, and $152.5 million in 2023.

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

(in millions)	2025	2024
Balance at beginning of the year	$1,006.0	$895.0
Deferrals (including taxes)	68.2	53.4
Market appreciation (depreciation), including foreign currency gains (losses)	128.6	104.3
Distributions	(80.7)	(46.7)
Balance at end of the year	$1,122.1	$1,006.0

20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
T. Rowe Price Group, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of T. Rowe Price Group, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the completeness and accuracy of assets under management data used in the calculation of investment advisory fee revenue

As discussed in Note 1 to the consolidated financial statements, the Company recognizes fees for its investment advisory agreements based on a percentage of its assets under management (AUM). AUM data represents a significant input to the calculation of investment advisory fees. The Company recognized $6.6 billion in investment advisory fees during the year ended December 31, 2025, which included revenue related to T. Rowe U.S. mutual funds (Funds).

20

We identified the evaluation of the completeness and accuracy of AUM data for the Funds as a critical audit matter as AUM data is transmitted through multiple information technology (IT) systems used in the calculation of investment advisory fee revenue. Given the Company’s use of multiple IT systems, the nature and extent of audit effort involved in performing procedures to evaluate the completeness and accuracy of AUM data required the use of IT professionals with specialized skills and knowledge.

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
February 13, 2026

20

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures.

Our management, including our principal executive and principal financial officers, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of December 31, 2025, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including our Form 10-K annual report, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, have evaluated any change in our internal control over financial reporting that occurred during the fourth quarter of 2025, and has concluded that there was no change during the fourth quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2025, in relation to criteria described in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, we believe that the Company’s internal control over financial reporting was effective as of December 31, 2025.

KPMG LLP, an independent registered public accounting firm, has audited our financial statements that are included in this annual report and expressed an unqualified opinion thereon. KPMG has also expressed an unqualified opinion on the effective operation of our internal control over financial reporting as of December 31, 2025.

February 13, 2026

/s/ Robert W. Sharps
Chief Executive Officer and President

/s/ Jennifer B. Dardis
Vice President, Chief Financial Officer and Treasurer
20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
T. Rowe Price Group, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited T. Rowe Price Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 13, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
February 13, 2026
20

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item as to the identification of our executive officers is furnished in a separate item at the end of Part I of this Report. Other information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2025 for the 2026 Annual Meeting of our stockholders.

Item 11. Executive Compensation.

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2025 for the 2026 Annual Meeting of our stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2025 for the 2026 Annual Meeting of our stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2025 for the 2026 Annual Meeting of our stockholders.

Item 14. Principal Accountant Fees and Services.

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2025 for the 2026 Annual Meeting of our stockholders.

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

10.07	*	Amended and Restated 2007 Non-Employee Director Equity Plan. (Incorporated by reference from Form 10-K Annual Report for fiscal year ended December 31, 2015 filed on February 5, 2016.)

10.08	*	T. Rowe Price Group, Inc. Outside Directors Deferred Compensation Plan. (Incorporated by reference from Form 10-K for 2004 filed on March 1, 2005.)

10.09	*	Supplemental Savings Plan, amended and restated as of July 28, 2020 (Incorporated by reference from Form S-8 registration statement filed on August 2, 2023.)

10.10	*	2017 Non-Employee Director Equity Plan, as amended (Incorporated by reference from Form 10-K Annual Report filed on February 13, 2020.)

10.11	*
Statements of additional terms and conditions for awards granted under the 2017 Non-Employee Director Equity Plan (Incorporated by reference from Form S-8 registration statement filed on April 27, 2017.)

10.12	*	T. Rowe Price Group, Inc. 2019 Annual Incentive Compensation Plan for Executive Officers. (Incorporated by reference from Form 8-K Current Report filed on February 13, 2019.)

10.13	*	2020 Long-Term Incentive Plan (Amended and Restated July 30, 2024) (Incorporated by reference from Form 10-Q filed on November 1, 2024.)

10.14.1	*	Form of Notice of Grant of Restricted Stock Units Award issued under the T. Rowe Price Group, Inc. 2020 Long-Term Incentive Plan. (Incorporated by reference from Form 10-K filed on February 11, 2021.)

10.14.2	*
Form of Notice of Grant of Restricted Stock Units Award (with supplemental vesting) issued under the T. Rowe Price Group, Inc. 2020 Long-Term Incentive Plan. (Incorporated by reference from Form 10-K filed on February 11, 2021.)

10.15.1	*
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

10.16
Transaction Agreement dated October 28, 2021, between T. Rowe Price Group, Inc., Oak Hill Advisors, L.P., and the holders of equity interests in OHA. (Incorporated by reference from Form 10-K filed on February 24, 2022.)

10.17	*	Employment Agreement as of October 28, 2021, between T. Rowe Price Group, Inc. and Glenn R. August. (Incorporated by reference from Form 10-K filed on February 24, 2022.)

20

10.18
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

10.20		T. Rowe Price, Inc. 1986 Employee Stock Purchase Plan, restated as of May 9, 2023, as amended. (Incorporated by reference from Form S-8 registration statement filed on August 2, 2023.)

10.21	*	Summary of OHA Compensation Program. (Incorporated by reference from Form 10-K filed on February 24, 2022.)

10.22	*	T. Rowe Price Group, Inc. Mutual Fund Unit Plan. (Incorporated by reference from Form 8-K Current Report filed on December 2, 2022.)

10.23	*	Form of Notice of Grant--U.S. 6-Month Notice Period--Material Risk Taker (Incorporated by reference from Form 8-K Current Report filed on December 2, 2022.)

10.24	*	Form of Notice of Grant--U.S. 6-Month Notice Period--Non-Material Risk Taker (Incorporated by reference from Form 8-K Current Report filed on December 2, 2022.)

10.25	*	Form of Notice of Grant--U.S. 3-Month Notice Period--Material Risk Taker (Incorporated by reference from Form 8-K Current Report filed on December 2, 2022.)

10.26	*	Form of Notice of Grant--U.S. 3-Month Notice Period--Non-Material Risk Taker (Incorporated by reference from Form 8-K Current Report filed on December 2, 2022.)

10.27	*	Form of Notice of Grant--U.S. No Notice Period (Incorporated by reference from Form 8-K Current Report filed on December 2, 2022.)

10.28	*	Form of Notice of Grant--Non-U.S.--Material Risk Taker (Incorporated by reference from Form 8-K Current Report filed on December 2, 2022.)

10.29	*	Form of Notice of Grant--Non-U.S.--Non-Material Risk Taker (Incorporated by reference from Form 8-K Current Report filed on December 2, 2022.)

10.30	*	Form of Notice of Grant for Performance Based Awards--U.S.--Material Risk Taker (Incorporated by reference from Form 8-K Current Report filed on December 2, 2022.)

10.31	*	Form of Notice of Grant for Performance Based Awards--U.S.--Non-Material Risk Taker (Incorporated by reference from Form 8-K Current Report filed on December 2, 2022.)

10.32	*	Form of Notice of Grant for Performance Based Awards--Non-U.S.--Material Risk Taker (Incorporated by reference from Form 8-K Current Report filed on December 2, 2022.)

10.33	*	Form of Notice of Grant for Performance Based Awards--Non-U.S.--Non-Material Risk Taker (Incorporated by reference from Form 8-K Current Report filed on December 2, 2022.)

10.34.1	*	Form of Notice of Grant for Restricted Fund Unit Awards U.S. (Incorporated by reference from Form 10-K filed on February 14, 2025.)

10.34.2	*	Form of Notice of Grant for Restricted Fund Unit Awards--Non-Material Risk Taker. (Incorporated by reference from Form 10-K filed on February 14, 2025.)

10.34.3	*	Form of Notice of Grant for Restricted Fund Unit Awards Non-U.S.-Material Risk Taker. (Incorporated by reference from Form 10-K filed on February 14, 2025.)

10.34.4	*	Form of Notice of Grant for Restricted Fund Unit Awards U.S. with Restricted Stock Units.(Incorporated by reference from Form 10-K filed on February 14, 2025.)

10.34.5	*	Form of Notice of Grant for Restricted Fund Unit Awards US Non-Material Risk Taker.(Incorporated by reference from Form 10-K filed on February 14, 2025.)

19		T. Rowe Price Group, Inc. Code of Ethics and Personal Transaction Policy

21		Subsidiaries of T. Rowe Price Group, Inc.

23		Consent of Independent Registered Public Accounting Firm, KPMG LLP.

31(i).1		Rule 13a-14(a) Certification of Principal Executive Officer.

20

31(i).2		Rule 13a-14(a) Certification of Principal Financial Officer.

32		Section 1350 Certifications.

97.1	*	Erroneously Awarded Compensation Recoupment Policy for Recoupment of Incentive Compensation (Incorporated by reference from Form 10-K filed on February 16, 2024.)

97.2	*	Policy for Recoupment of Incentive Compensation (Incorporated by reference from Form 10-K filed on February 16, 2024.)

101		The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s consolidated financial statements and notes that are included in this Form 10-K Report.

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		XBRL Taxonomy Extension Schema Document.

101.CAL		XBRL Taxonomy Calculation Linkbase Document.

101.LAB		XBRL Taxonomy Label Linkbase Document.

101.PRE		XBRL Taxonomy Presentation Linkbase Document.

101.DEF		XBRL Taxonomy Definition Linkbase Document.

Item 16. Form 10-K Summary.

None.
20

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 13, 2026.

T. Rowe Price Group, Inc.
By: /s/ Robert W. Sharps, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 13, 2026.

/s/ Robert W. Sharps, Chair of the Board of Directors, Chief Executive Officer, and President (Principal Executive Officer)

/s/ Glenn R. August, Director

/s/ Mark S. Bartlett, Director

/s/ William P. Donnelly, Director

/s/ Dina Dublon, Director

/s/ Allan C. Golston, Director

/s/ Robert F. MacLellan, Director

/s/ Eileen P. Rominger, Director

/s/ Cynthia F. Smith, Director

/s/ Robert J. Stevens, Director

/s/ Richard Verma, Director

/s/ Sandra S. Wijnberg, Director

/s/ Alan D. Wilson, Director

/s/ Jennifer B. Dardis, Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Jessica M. Hiebler, Vice President (Principal Accounting Officer)

20