Form 10-Q
period 2026-03-31
PRICE T ROWE GROUP INC
filed 2026-04-30
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The number of shares outstanding of the issuer’s common stock ($0.20 par value), as of the latest practicable date, April 28, 2026, is 214,266,606.
The exhibit index is at Item 6 on page 44.

PART I - FINANCIAL INFORMATION
Item 1.Financial Statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	3/31/2026	12/31/2025
ASSETS
Cash and cash equivalents	$3,729.8	$3,378.2
Accounts receivable and accrued revenue	909.9	931.2
Investments	3,167.1	3,325.2
Assets of consolidated investment products ($1,550.8 million at March 31, 2026 and $1,596.1 million at December 31, 2025, related to variable interest entities)	1,954.5	1,951.0
Operating lease assets	377.7	382.9
Property, equipment and software, net	818.5	845.3
Intangible assets, net	260.5	274.2
Goodwill	2,642.8	2,642.8
Other assets	532.2	611.0
Total assets	$14,393.0	$14,341.8

LIABILITIES
Accounts payable and accrued expenses	$369.5	$352.7
Liabilities of consolidated investment products ($98.0 million at March 31, 2026 and $14.2 million at December 31, 2025, related to variable interest entities)	113.5	21.3
Operating lease liabilities	438.1	447.2
Accrued compensation and related costs	334.9	235.7
Deferred compensation liabilities	1,129.2	1,176.8
Income taxes payable	132.4	54.9
Total liabilities	2,517.6	2,288.6

Commitments and contingent liabilities

Redeemable non-controlling interests	940.2	1,036.0

STOCKHOLDERS' EQUITY
Preferred stock, undesignated, $0.20 par value — authorized and unissued 20,000,000 shares	—	—
Common stock, $0.20 par value — authorized 750,000,000; issued 214,880,000 shares at March 31, 2026 and 218,565,000 at December 31, 2025	43.1	43.8
Additional capital in excess of par value	—	—
Retained earnings	10,786.1	10,866.8
Accumulated other comprehensive loss	(51.6)	(50.5)
Total stockholders' equity attributable to T. Rowe Price Group	10,777.6	10,860.1
Non-controlling interests in consolidated entities	157.6	157.1
Total permanent stockholders' equity	10,935.2	11,017.2
Total liabilities, redeemable non-controlling interests, and permanent stockholders' equity	$14,393.0	$14,341.8

The accompanying notes are an integral part of these statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended
	3/31/2026	3/31/2025
Revenues
Investment advisory fees	$1,683.0	$1,598.4
Performance-based advisory fees	7.5	10.4
Capital allocation-based income	28.1	(1.2)
Administrative, distribution, servicing, and other fees	138.4	156.3
Net revenues	1,857.0	1,763.9

Operating expenses
Compensation and related costs	659.7	664.5
Distribution and servicing costs	99.3	93.6
Advertising and promotion costs	18.4	26.1
Product and recordkeeping related costs	74.3	83.8
Technology, occupancy, and facility costs	204.4	181.2
General, administrative, and other costs	92.4	89.7
Acquisition-related amortization and impairment costs	18.0	28.7
Restructuring charge	10.0	—
Total operating expenses	1,176.5	1,167.6

Net operating income	680.5	596.3

Non-operating income (loss)
Net gains (losses) on investments	(6.1)	31.9
Net gains (losses) on consolidated investment products	(41.4)	31.9
Other gains (losses), including foreign currency gains (losses)	(0.8)	6.9
Total non-operating income (loss)	(48.3)	70.7

Income before income taxes	632.2	667.0
Provision for income taxes	148.1	161.9
Net income	484.1	505.1
Less: net income (loss) attributable to redeemable non-controlling interests	(14.1)	14.6
Net income attributable to T. Rowe Price Group, Inc.	498.2	490.5

Earnings per share on common stock of T. Rowe Price Group, Inc.
Basic	$2.23	$2.15
Diluted	$2.23	$2.15
The accompanying notes are an integral part of these statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three months ended
	3/31/2026	3/31/2025
Net income	$484.1	$505.1
Other comprehensive income (loss)
Currency translation adjustments
Consolidated investment products—variable interest entities	(1.4)	7.7
Reclassification (gains) losses recognized in non-operating income upon deconsolidation of certain investment products	(0.2)	—
Total currency translation adjustments of consolidated investment products—variable interest entities	(1.6)	7.7
Equity method investments	(0.6)	(4.3)
Other comprehensive income (loss) before income taxes	(2.2)	3.4
Net deferred tax (expense) benefit	0.4	(0.5)
Total other comprehensive income (loss)	(1.8)	2.9
Total comprehensive income	482.3	508.0
Less: comprehensive income (loss) attributable to redeemable non-controlling interests	(14.8)	17.7
Comprehensive income attributable to T. Rowe Price Group	$497.1	$490.3
The accompanying notes are an integral part of these statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three months ended
	3/31/2026	3/31/2025
Cash flows from operating activities
Net income	$484.1	$505.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and impairment of property, equipment and software	68.8	63.6
Amortization and impairment of acquisition-related assets and retention arrangements	33.9	49.0
Stock-based compensation expense	49.1	50.3
Net (gains) losses recognized on investments	13.6	(8.3)
Net redemptions in investment products used to economically hedge deferred compensation liabilities	39.2	45.9
Net change in securities held by consolidated investment products	(168.9)	(163.0)
Other changes in assets and liabilities	304.5	90.3
Net cash provided by operating activities	824.3	632.9

Cash flows from investing activities
Purchases of sponsored investment products	(10.3)	(73.6)
Dispositions of sponsored investment products	82.6	119.8
Net cash of investment products upon deconsolidation	(0.5)	3.7
Additions to property, equipment and software	(62.0)	(82.0)
Other investing activity	49.8	(15.7)
Net cash provided by (used in) investing activities	59.6	(47.8)

Cash flows from financing activities
Repurchases of common stock	(333.5)	(215.2)
Common share issuances under stock-based compensation plans	0.1	15.2
Dividends paid to common stockholders and equity-unit holders	(289.1)	(289.5)
Net contributions (distributions) to non-controlling interests in consolidated entities	(10.9)	0.1
Net subscriptions from redeemable non-controlling interest holders	131.4	78.0
Net cash used in financing activities	(502.0)	(411.4)

Effect of exchange rate changes on cash and cash equivalents of consolidated investment products	(2.8)	0.9

Net change in cash and cash equivalents during period	379.1	174.6
Cash and cash equivalents at beginning of period, including $39.1 million at December 31, 2025, and $63.1 million at December 31, 2024, held by consolidated investment products	3,417.3	2,712.9
Cash and cash equivalents at end of period, including $66.6 million at March 31, 2026, and $50.8 million at March 31, 2025, held by consolidated investment products	$3,796.4	$2,887.5

The accompanying notes are an integral part of these statements.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Three months ended 3/31/2026
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group	Non-controlling interests in consolidated entities	Total permanent stockholders' equity	Redeemable non-controlling interests
Balances at December 31, 2025	218,565	$43.8	$—	$10,866.8	$(50.5)	$10,860.1	$157.1	$11,017.2	$1,036.0
Net income (loss)	—	—	—	498.2	—	498.2	11.4	509.6	(14.1)
Other comprehensive loss, net of tax	—	—	—	—	(1.1)	(1.1)	—	(1.1)	(0.7)
Dividends declared ($1.30 per share)	—	—	—	(288.4)	—	(288.4)	—	(288.4)	—
Common stock-based compensation plans activity:
Shares issued upon option exercises	4	—	0.3	—	—	0.3	—	0.3	—
Net shares issued upon vesting of restricted stock units	5	—	(0.2)	—	—	(0.2)	—	(0.2)	—
Stock-based compensation expense	—	—	49.1	—	—	49.1	—	49.1	—
Restricted stock units issued as dividend equivalents	—	—	0.2	(0.2)	—	—	—	—	—
Common shares repurchased	(3,694)	(0.7)	(49.4)	(290.3)	—	(340.4)	—	(340.4)	—
Net distributions to non-controlling interests in consolidated entities	—	—	—	—	—	—	(10.9)	(10.9)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	—	—	117.1
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	—	—	(198.1)
Balances at March 31, 2026	214,880	$43.1	$—	$10,786.1	$(51.6)	$10,777.6	$157.6	$10,935.2	$940.2

	Three months ended 3/31/2025
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group	Non-controlling interests in consolidated entities	Total permanent stockholders' equity	Redeemable non-controlling interests
Balances at December 31, 2024	222,966	$44.6	$311.9	$10,040.6	$(51.7)	$10,345.4	$160.7	$10,506.1	$944.0
Net income (loss)	—	—	—	490.5	—	490.5	(0.4)	490.1	14.6
Other comprehensive income (loss), net of tax	—	—	—	—	(0.2)	(0.2)	—	(0.2)	3.1
Dividends declared ($1.27 per share)	—	—	—	(288.8)	—	(288.8)	—	(288.8)	—
Common stock-based compensation plans activity:
Shares issued upon option exercises	231	—	15.2	—	—	15.2	—	15.2	—
Net shares issued upon vesting of restricted stock units	5	—	(0.2)	—	—	(0.2)	—	(0.2)	—
Stock-based compensation expense	—	—	50.3	—	—	50.3	—	50.3	—
Restricted stock units issued as dividend equivalents	—	—	0.1	(0.1)	—	—	—	—	—
Common shares repurchased	(2,141)	(0.4)	(217.1)	—	—	(217.5)	—	(217.5)	—
Net contributions from non-controlling interests in consolidated entities	—	—	—	—	—	—	0.1	0.1	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	—	—	90.6
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	—	—	(75.1)
Balances at March 31, 2025	221,061	$44.2	$160.2	$10,242.2	$(51.9)	$10,394.7	$160.4	$10,555.1	$977.2
(1) Accumulated other comprehensive income
The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PREPARATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

T. Rowe Price Group derives its consolidated revenues and net income primarily from investment advisory services that its subsidiaries provide globally to individual and institutional investors that invest in a broad range of investment solutions across equity, fixed income, multi-asset, and alternatives capabilities. We also provide certain investment advisory clients with related administrative services, including distribution, mutual fund transfer agent, accounting, and shareholder services; participant recordkeeping and transfer agent services for defined contribution retirement plans; brokerage; trust services; and other advisory services.

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

BASIS OF PREPARATION.

These unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States. These principles require the use of estimates and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of our results for the interim periods presented. All such adjustments are of a normal recurring nature. Actual results may vary from our estimates.

Certain prior‑period technology-related professional fees and servicing costs have been reclassified from general, administrative, and other costs to technology, occupancy, and facilities costs to conform with current year presentation. The new presentation better aligns the nature of the expenses following our decision to outsource and expand certain technology capabilities through trusted vendor partnerships. The amount reclassified for the first quarter of 2025 was $13.6 million. While the presentation of certain expense categories changed, the reclassifications did not impact previously reported total operating expenses, operating income, net income, or cash flows.

The unaudited financial information contained in these consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2025 Annual Report.

NEWLY ISSUED BUT NOT YET ADOPTED ACCOUNTING GUIDANCE.

In November 2024, the FASB issued Accounting Standards Update No. 2024-03 - Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-4): Disaggregation of Income Statement Expenses, which requires disclosures of additional information and disaggregation of certain expenses included in the income statement. The guidance is effective for the firm on January 1, 2027, and allows for either a prospective or retrospective approach on adoption. We are currently evaluating the impact the adoption will have on our financial statements and have not yet determined our transition approach.

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
20

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our unaudited consolidated financial statements, including those we have not yet adopted. We do not believe that any such guidance has or will have a material effect on our financial position or results of operations.

NOTE 2 – INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Net revenues earned in the first quarter of 2026 and 2025 are included in the table below along with details of investment advisory revenues by underlying asset class. We also included average assets under management by asset class, on which we earn investment advisory fees.

	Three months ended
(in millions)	3/31/2026	3/31/2025
Investment advisory fees
Equity	$974.7	$959.2
Fixed income, including money market	111.8	103.6
Multi-asset	509.1	454.7
Alternatives	87.4	80.9
Total investment advisory fees	$1,683.0	$1,598.4
Performance-based advisory fees	7.5	10.4
Capital allocation-based income	28.1	(1.2)
Administrative, distribution, servicing, and other fees	138.4	156.3
Net revenues	$1,857.0	$1,763.9

Average AUM (in billions):
Equity	$861.2	$826.3
Fixed income, including money market	213.7	191.6
Multi-asset	641.8	549.7
Alternatives	59.1	52.7
Average AUM	$1,775.8	$1,620.3

Total net revenues earned from sponsored investment products totaled $1,574.5 million and $1,471.3 million for the three months ended March 31, 2026 and 2025, respectively. Accounts receivable from these products aggregate to $678.7 million at March 31, 2026 and $664.2 million at December 31, 2025.

Investors that we serve are primarily domiciled in the U.S.; investment advisory clients outside the U.S. account for 8.6% at March 31, 2026 and 8.8% at December 31, 2025 of our assets under management.

20

NOTE 3 – INVESTMENTS.

The carrying values of our investments that are not consolidated investment products are as follows:

(in millions)	3/31/2026	12/31/2025
Investments held at fair value
T. Rowe Price investment products
Discretionary investments	$459.5	$463.7
Redeemable seed capital investments	317.3	316.1
Investments used to hedge the deferred compensation liabilities	1,169.8	1,243.3
Investment partnerships and other investments	70.6	154.7
Investments in affiliated collateralized loan obligations	1.8	3.2
Equity method investments
T. Rowe Price investment products - redeemable seed capital investments	18.1	8.3
Investment in UTI Asset Management Company Limited (India)	165.7	162.8
Investments in affiliated private investment funds - carried interest	377.4	390.3
Investments in affiliated private investment funds - seed/co-investment	304.7	304.7
Investment partnerships and other investments	209.3	204.9
Held to maturity
Investments in affiliated collateralized loan obligations	21.5	21.8
Certificates of deposit	50.4	50.4
U.S. Treasury note	1.0	1.0
Total	$3,167.1	$3,325.2

During the three months ended March 31, 2026 and 2025, certain T. Rowe Price investment products in which we provided initial seed capital at the time of formation were deconsolidated, as we no longer had a controlling interest. Depending on our ownership interest, we report our residual interests in these T. Rowe Price investment products as either an equity method investment or an investment held at fair value. The net impact on our unaudited consolidated balance sheets and statements of income as of the dates the products were deconsolidated or reconsolidated is detailed below.

	Three months ended
(in millions)	3/31/2026	3/31/2025
Net decrease in assets of consolidated investment products	$(255.9)	$(422.7)
Net decrease in liabilities of consolidated investment products	$(1.4)	$(23.5)
Net decrease in redeemable non-controlling interests	$(198.1)	$(75.1)

Net gains recognized upon deconsolidation	$0.2	$—
The net gains recognized upon deconsolidation were the result of reclassifying currency translation adjustments accumulated on certain consolidated investment products with non-USD functional currencies from accumulated other comprehensive income to non-operating income.

INVESTMENTS AT FAIR VALUE

The investment partnerships and other investments held at fair value are valued using net asset value (NAV) per share as a practical expedient or using the measurement alternative. Our interests in the investment partnerships are generally not redeemable and are subject to significant transferability restrictions. The underlying investments of these partnerships have contractual terms through 2034, though we may receive distributions of liquidating assets over a longer term. The investment strategies of these partnerships include growth equity, buyout, venture capital, and real estate.

During the three months ended March 31, 2026, we recognized $52.9 million of net unrealized losses on investments held at fair value that were still held at March 31, 2026. For the same period of 2025, we recognized $27.3 million of net unrealized losses on investments held at fair value that were still held at March 31, 2025.
20

VARIABLE INTEREST ENTITIES.
Our fair value and equity method investments at March 31, 2026 and 2025 include interests in variable interest entities that we do not consolidate as we are not deemed the primary beneficiary. Our maximum risk of loss related to our involvement with these entities is as follows:

(in millions)	3/31/2026	12/31/2025
Investment carrying values	$989.7	$978.7
Unfunded capital commitments	191.9	199.3
Accounts receivable	115.6	113.3
Maximum risk of loss	$1,297.2	$1,291.3

We have unfunded capital commitments, totaling $191.9 million at March 31, 2026 and $199.3 million at December 31, 2025, related primarily to the affiliated private investment funds and the investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be recalled under certain circumstances.

Investments in affiliated private investment funds - carried interest represent interests in the general partners of affiliated private investment funds that are entitled to a disproportionate allocation of income, also known as carried interest. The entities that hold these interests (carried interest entities) are considered variable interest entities and are consolidated as T. Rowe Price is determined to be the primary beneficiary. The total assets, liabilities and non-controlling interests of these carried interest entities as of March 31, 2026 and December 31, 2025 are as follows:

(in millions)	3/31/2026	12/31/2025
Assets	$420.6	$438.7
Liabilities	$0.7	$5.8
Non-controlling interest	$157.6	$157.1

INVESTMENTS IN AFFILIATED COLLATERALIZED LOAN OBLIGATIONS.

There is debt associated with our investments in affiliated collateralized loan obligations. The debt outstanding is related to repurchase agreements of €18.6 million at March 31, 2026, compared to €18.6 million at December 31, 2025 (equivalent to $21.5 million at March 31, 2026 and $21.8 million at December 31, 2025 at the respective EUR spot rates) that are collateralized by the CLO investments and reported in accounts payable and accrued expenses in our consolidated balance sheets. These repurchase agreements bear interest at rates based on EURIBOR plus the initial margin, which equals all-in rates ranging from 3.0% to 10.9% as of March 31, 2026. The debt matures on various dates through 2035 or if the investments are paid back in full or cancelled, whichever is sooner.

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
Level 3 – unobservable inputs reflecting our own assumptions based on the best information available. The inputs into the determination of fair value require significant management judgment or estimation. Investments in this category generally include investments for which there is not an actively-traded market. There are no level 3 investments at March 31, 2026 and December 31, 2025.

These levels are not necessarily an indication of the risk or liquidity associated with our investments. The following table summarizes our investments and liabilities that are recognized in our unaudited consolidated balance sheets
20

using fair value measurements determined based on the differing levels of inputs. This table excludes investments held by the consolidated investment products, which are presented separately in our unaudited consolidated balance sheets and are detailed in Note 5.

	3/31/2026		12/31/2025
(in millions)	Level 1	Level 2	Level 1	Level 2
T. Rowe Price investment products
Cash equivalents held in money market funds	$3,316.6	$—	$3,049.0	$—
Discretionary investments	459.5	—	463.7	—
Redeemable seed capital investments	261.3	56.0	258.6	57.5
Investments used to hedge the deferred compensation liabilities	1,169.8	—	1,243.3	—
Other investments	0.8	—	0.3	—
Investments in affiliated collateralized loan obligations	—	1.8	—	3.2
Total	$5,208.0	$57.8	$5,014.9	$60.7

The fair value hierarchy level table above does not include the investment partnerships and other investments for which fair value is estimated using their NAV per share as a practical expedient or the measurement alternative. The carrying value of these investments as disclosed in Note 3 were $69.8 million at March 31, 2026 and $154.4 million at December 31, 2025.

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

The following table details the net assets of the consolidated investment products:

	3/31/2026			12/31/2025
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Cash and cash equivalents(1)	$5.3	$61.3	$66.6	$3.0	$36.1	$39.1
Investments(2)	382.6	1,466.7	1,849.3	344.3	1,541.2	1,885.5
Other assets	15.8	22.8	38.6	7.6	18.8	26.4
Total assets	403.7	1,550.8	1,954.5	354.9	1,596.1	1,951.0
Liabilities	15.5	98.0	113.5	7.1	14.2	21.3
Net assets	$388.2	$1,452.8	$1,841.0	$347.8	$1,581.9	$1,929.7

Attributable to T. Rowe Price Group	$276.4	$624.4	$900.8	$269.8	$623.9	$893.7
Attributable to redeemable non-controlling interests	111.8	828.4	940.2	78.0	958.0	1,036.0
	$388.2	$1,452.8	$1,841.0	$347.8	$1,581.9	$1,929.7
(1) Cash and cash equivalents includes $3.5 million at March 31, 2026 and $2.5 million at December 31, 2025 of investments in
T. Rowe Price money market mutual funds.
(2) Investments include $86.8 million at March 31, 2026 and $61.7 million at December 31, 2025 of other T. Rowe Price investment products.

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
20

However, we are required to recognize the valuation changes associated with all underlying investments held by these products in our consolidated statements of income and disclose the portion attributable to unrelated third-party investors as net income attributable to redeemable non-controlling interests.

The operating results of the consolidated investment products for the three months ended March 31, 2026 and 2025 are reflected in our unaudited consolidated statements of income as follows:

	Three months ended
	3/31/2026			3/31/2025
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(0.2)	$(2.5)	$(2.7)	$(0.2)	$(2.3)	$(2.5)
Net investment income (loss) reflected in non-operating income (loss)	(3.0)	(38.4)	(41.4)	15.1	16.8	31.9
Impact on income before taxes	$(3.2)	$(40.9)	$(44.1)	$14.9	$14.5	$29.4

Net income (loss) attributable to T. Rowe Price Group	$(2.8)	$(27.2)	$(30.0)	$10.2	$4.6	$14.8
Net income (loss) attributable to redeemable non-controlling interests	(0.4)	(13.7)	(14.1)	4.7	9.9	14.6
	$(3.2)	$(40.9)	$(44.1)	$14.9	$14.5	$29.4
The operating expenses of the consolidated investment products are reflected in general, administrative and other expenses. In preparing our unaudited consolidated financial statements, we eliminated operating expenses of $1.1 million and $1.4 million for the three months ended March 31, 2026 and 2025, respectively, against the investment advisory and administrative fees earned from these products. The net investment income (loss) reflected in non-operating income (loss) includes dividend and interest income as well as realized and unrealized gains and losses on the underlying securities held by the consolidated investment products.

The following table details the impact of these consolidated investment products on the individual lines of our unaudited consolidated statements of cash flows.

	Three months ended
	3/31/2026			3/31/2025
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Net cash provided by (used in) operating activities	$(80.6)	$(58.5)	$(139.1)	$(79.6)	$(57.5)	$(137.1)
Net cash provided by (used in) investing activities	—	(0.5)	(0.5)	0.7	3.0	3.7
Net cash provided by (used in) financing activities	82.9	87.0	169.9	72.1	48.1	120.2
Effect of exchange rate changes on cash and cash equivalents of consolidated investment products	—	(2.8)	(2.8)	—	0.9	0.9
Net change in cash and cash equivalents during period	2.3	25.2	27.5	(6.8)	(5.5)	(12.3)
Cash and cash equivalents at beginning of year	3.0	36.1	39.1	7.2	55.9	63.1
Cash and cash equivalents at end of period	$5.3	$61.3	$66.6	$0.4	$50.4	$50.8

For the three months ended March 31, 2026, the net cash provided by (used in) financing activities includes $38.5 million of net subscriptions we made into the consolidated investment products, net of dividends received. For the three months ended March 31, 2025, the net cash provided by (used in) financing activities included $42.2 million of net subscriptions we made into the consolidated investment products, net of dividends received. These cash flows were eliminated in consolidation.

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
Level 3 – unobservable inputs reflecting our own assumptions based on the best information available. The inputs into the determination of fair value require significant management judgment or estimation. Investments in this category generally include investments for which there is not an actively-traded market. There are no level 3 investments at March 31, 2026 and December 31, 2025.

These levels are not necessarily an indication of the risk or liquidity associated with these investment holdings. The following table summarizes the investment holdings held by our consolidated investment products using fair value measurements determined based on the differing levels of inputs.

	3/31/2026		12/31/2025
(in millions)	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents	$4.8	$—	$2.8	$—
Equity securities	339.4	268.8	475.2	376.5
Fixed income securities	—	1,144.2	—	1,002.5
Other investments	1.4	66.4	0.4	30.9
	$345.6	$1,479.4	$478.4	$1,409.9

Liabilities	$(0.9)	$(18.5)	$(0.3)	$(5.1)

The fair value hierarchy level table above does not include investments for which fair value is estimated using their measurement alternative. The carrying value of these investments were $29.1 million at March 31, 2026.

At March 31, 2026, we consolidated an affiliated private investment fund that has unfunded capital commitments of $187.9 million of which $44.1 million is attributable to T. Rowe Price Group.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS.

Goodwill and intangible assets consist of the following:

(in millions)	3/31/2026	12/31/2025
Goodwill	$2,642.8	$2,642.8
Indefinite-lived intangible assets - trade name	86.0	86.0
Indefinite-lived intangible assets - investment advisory agreements	62.3	62.3
Definite-lived intangible assets - investment advisory agreements	112.2	125.9
Total	$2,903.3	$2,917.0

Amortization and impairment expense for the definite-lived investment advisory agreements intangible assets was $13.7 million and $24.4 million for the three months ended March 31, 2026 and 2025, respectively. Estimated amortization expense for the definite-lived investment advisory agreements intangible assets for the five succeeding years is as follows:

20

(in millions)
Remaining 2026	$40.9
2027	39.1
2028	11.8
2029	8.8
2030 and after	11.6
$112.2

We evaluate the carrying amount of goodwill in our unaudited consolidated balance sheets for possible impairment on an annual basis in the fourth quarter or if triggering events occur that require us to evaluate for impairment earlier. No triggering events arose during the three months ended March 31, 2026.

NOTE 7 – LONG-TERM INCENTIVE COMPENSATION.

RESTRICTED STOCK UNITS.

The following table summarizes the status of, and changes in, our nonvested restricted stock units during the three months ended March 31, 2026.

	Restricted stock units	Weighted- average fair value
Nonvested at December 31, 2025	5,918,352	$114.80
Time-based grants	10,421	$104.71
Vested	(7,293)	$122.95
Forfeited	(70,508)	$117.57
Nonvested at March 31, 2026	5,850,972	$114.74

Nonvested at March 31, 2026 includes performance-based restricted stock units of 384,080. These nonvested performance-based restricted stock units include 110,794 units for which the performance period has lapsed, and the performance threshold has been met.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense to be recognized over the requisite service period of the stock-based awards outstanding at March 31, 2026. Estimated future compensation expense will change to reflect future grants of restricted stock awards and units, future option grants, changes in the probability of performance thresholds being met and adjustments for actual forfeitures.

(in millions)
Second quarter 2026	$48.5
Third quarter 2026	42.8
Fourth quarter 2026	37.2
2027	80.3
2028 through 2031	61.4
Total	$270.2
20

RESTRICTED FUND UNITS.

The following table summarizes changes in the restricted fund units liability, which is reported in deferred compensation liabilities on the unaudited consolidated balance sheet, for the three months ended March 31, 2025 and 2026.

(in millions)	2026	2025
Balance at beginning of period	$54.7	$14.7
Amortization of grant date value	18.3	11.8
Amortization of market appreciation (depreciation)	(1.5)	(0.5)
Forfeitures	(0.6)	—
Balance at March 31	$70.9	$26.0

The following table presents the compensation expense to be recognized over the requisite service period of the restricted fund units outstanding at March 31, 2026. Estimated future compensation expense will change to reflect future grants, changes in the market value of the restricted fund units, which is based on selected hypothetical investments, and adjustments for actual forfeitures. The grants outstanding will vest by 2030.

(in millions)
Second quarter 2026	$17.5
Third quarter 2026	17.0
Fourth quarter 2026	13.8
2027	33.6
2028 through 2030	30.2
Total	$112.1

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

	Three months ended
(in millions)	3/31/2026	3/31/2025
Net income attributable to T. Rowe Price Group	$498.2	$490.5
Less: net income allocated to outstanding restricted stock and stock unit holders	12.5	12.4
Net income allocated to common stockholders	$485.7	$478.1

Weighted-average common shares
Outstanding	217.5	222.3
Outstanding assuming dilution	217.6	222.6
20

NOTE 9 – OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS.

The changes in each component of accumulated other comprehensive income (loss), including reclassification adjustments, are presented in the table below.

	Three months ended 3/31/2026			Three months ended 3/31/2025
(in millions)	Equity method investments	Consolidated investment products - variable interest entities	Total currency translation adjustments	Equity method investments	Consolidated investment products - variable interest entities	Total currency translation adjustments
Balances at beginning of period	$(57.4)	$6.9	$(50.5)	$(49.5)	$(2.2)	$(51.7)
Other comprehensive income (loss) before reclassifications	(0.6)	(0.7)	(1.3)	(4.3)	4.6	0.3
Reclassification adjustments recognized in non-operating income	—	(0.2)	(0.2)	—	—	—
Other comprehensive income (loss) before income taxes	(0.6)	(0.9)	(1.5)	(4.3)	4.6	0.3
Net deferred tax benefits (income taxes)	0.1	0.3	0.4	0.6	(1.1)	(0.5)
Other comprehensive income (loss)	(0.5)	(0.6)	(1.1)	(3.7)	3.5	(0.2)
Balances at end of period	$(57.9)	$6.3	$(51.6)	$(53.2)	$1.3	$(51.9)
The other comprehensive income (loss) in the table above excludes net losses of $0.7 million and net gains of $3.1 million for the three months ended March 31, 2026 and 2025, respectively, related to redeemable non-controlling interests held in our consolidated investment products.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES.

COMMITMENTS.

T. Rowe Price Group has committed $249 million for investment in future OHA product launches through 2026. In April, we agreed to extend the commitment to 2030.

CONTINGENCIES.

Contingent Consideration

As part of the purchase consideration for our acquisition of OHA in December 2021, there is contingent consideration in the amount of up to $900 million, payable in cash, that may be due as part of an earnout payment in 2026 and 2027 upon satisfying or exceeding certain defined revenue targets. These defined revenue targets will be evaluated on a cumulative basis from 2022 through 2026. About 22% of the earnout is conditioned upon continued service with T. Rowe Price Group and was excluded from the purchase consideration and deemed compensatory. The fair value of the earnout is remeasured each reporting period and was valued at zero as of March 31, 2026 and December 31, 2025.

Other

Various claims against us arise in the ordinary course of business, including employment-related claims. In the opinion of management, after consultation with counsel, the likelihood of an adverse determination in one or more of these pending ordinary course of business claims that would have a material adverse effect on our financial position or results of operations is remote.

NOTE 12 – RESTRUCTURING CHARGE.

As separately disclosed in the unaudited consolidated statements of income, we recognized a restructuring charge of $10.0 million, primarily severance, in the first quarter of 2026, related to actions taken under a broad and ongoing expense management program, which is designed to reduce expense growth and realign resources to support investment in existing and future capabilities. At March 31, 2026, we had $5.2 million in accrued compensation and related costs related to this program.

20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
T. Rowe Price Group, Inc.:

Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries (the Company) as of March 31, 2026, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 13, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
April 30, 2026

20

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

MARKET TRENDS.

Global financial markets experienced increased volatility during the first quarter of 2026. In the U.S., equity markets produced mixed results during the quarter. Equity prices advanced early in the quarter amid solid corporate earnings and generally favorable economic data. Later in the quarter, heightened geopolitical tensions disrupted global energy supply conditions, leading to a sharp increase in oil prices and a corresponding reassessment of inflation risks. This shift contributed to increased market volatility and downward pressure on equity valuations, particularly toward the end of the quarter.

Performance varied across market capitalizations and investment styles. Small- and mid-capitalization stocks outperformed large-cap stocks, and value-oriented equities outperformed growth equities across capitalization ranges. Energy stocks significantly outperformed amid higher commodity prices along with materials and utilities. In contrast, consumer discretionary, financials, information technology, and communication services underperformed.

Developed international and emerging equity markets were modestly negative for the quarter. Early gains were offset by late-quarter declines as higher energy costs weighed on growth expectations, particularly in regions dependent on imported energy.

Returns of several major equity market indexes were as follows:

Three months ended
Index	3/31/2026
S&P 500 Index	(4.3)%
NASDAQ Composite Index(1)	(7.1)%
Russell 2000 Index	0.9%
MSCI EAFE (Europe, Australasia, and Far East) Index	(1.1)%
MSCI Emerging Markets Index	(0.1)%
(1) Returns exclude dividends
20

Global bond returns were modestly negative in the first quarter of 2026. In the U.S., fixed income markets were relatively flat during the quarter. Earlier gains were reversed later in the period as rising energy prices contributed to upward pressure on inflation expectations. Heightened geopolitical uncertainty increased interest rate volatility and complicated expectations regarding the duration of restrictive monetary policy. The Federal Reserve maintained its policy rate during the quarter, reflecting a continued data-dependent stance amid evolving economic and geopolitical conditions.

Mortgage-backed and asset-backed securities outperformed, while corporate bonds underperformed as credit spreads widened later in the quarter. Treasury securities posted modest losses. The U.S. dollar weakened early in the quarter amid shifting global capital flows before strengthening later as risk aversion increased.

International fixed income markets posted negative returns for the quarter, driven primarily by rising sovereign yields late in the period. Earlier gains supported by easing inflation trends were offset as geopolitical developments led to sharp increases in energy prices and a broad reassessment of inflation outlooks and anticipated central bank policy actions across major regions.

Emerging market bonds also declined during the quarter. Hard-currency sovereign bonds were negatively affected by widening credit spreads as investors reassessed sovereign credit risk amid tighter global financial conditions. Local-currency emerging market debt experienced additional pressure from rising domestic yields and currency depreciation later in the period, reflecting increased risk aversion and U.S. dollar strength. Earlier supportive conditions for emerging market fixed income were outweighed as geopolitical risks intensified toward quarter-end.

Returns of several major bond market indexes were as follows:

Three months ended
Index	3/31/2026
Bloomberg Barclays U.S. Aggregate Bond Index	(0.1)%
J.P. Morgan Global High Yield Index	(0.2)%
Bloomberg Barclays Municipal Bond Index	(0.2)%
Bloomberg Barclays Global Aggregate Ex-U.S. Dollar Bond Index	(1.9)%
J.P. Morgan Emerging Markets Bond Index Plus	(0.5)%
Bank of America US High Yield Index	(0.6)%
Credit Suisse Leveraged Loan Index	(0.5)%

ASSETS UNDER MANAGEMENT.(1)

Assets under management ended the first quarter of 2026 at $1,709.7 billion, a decrease of $65.9 billion from December 31, 2025. The decrease was driven by market depreciation of $52.2 billion and net cash outflows of $13.7 billion.

20

The following table details changes in our assets under management, by asset class, during the first quarter of 2026:

	Three months ended 3/31/2026
(in billions)	Equity	Fixed income, including money market	Multi-asset(2)	Alternatives(3)	Total
Assets under management at beginning of period	$878.5	$211.6	$627.0	$58.5	$1,775.6

Net cash flows prior to manager-driven distributions	(22.6)	3.5	4.1	2.2	(12.8)
Manager-driven distributions	—	—	—	(0.9)	(0.9)
Net cash flows	(22.6)	3.5	4.1	1.3	(13.7)
Net market appreciation (depreciation) and income(4)	(45.4)	(0.5)	(6.1)	(0.2)	(52.2)
Change during the period	(68.0)	3.0	(2.0)	1.1	(65.9)
Assets under management at March 31, 2026	$810.5	$214.6	$625.0	$59.6	$1,709.7
(1) Includes fee earning assets in which T. Rowe Price and its affiliates have full discretionary authority along with managed account - model delivery assets.
(2)    The underlying assets under management of the multi-asset portfolios have been aggregated and presented in this category and not reported in the equity and fixed income columns.
(3) The alternatives asset class includes strategies authorized to invest more than 50% of its holdings in private credit, leveraged loans, mezzanine, real assets/CRE, structured products, stressed / distressed, non-investment grade CLOs, special situations, private equity, or have absolute return as its investment objective. Generally, only those strategies with longer than daily liquidity are included. Unfunded capital commitments were $20.9 billion at March 31, 2026 and $21.6 billion at December 31, 2025 and are not reflected in fee basis AUM above.
(4) Includes net distributions not reinvested for the first quarter of 2026 of $0.6.

Investment advisory clients outside the United States account for 8.6% of our assets under management at March 31, 2026 and 8.8% at December 31, 2025.

Assets under management in our target date retirement products, which are included in the multi-asset totals shown above, were $561.3 billion at March 31, 2026, compared with $561.4 billion at December 31, 2025. Net flows into these portfolios were $4.9 billion in the first quarter of 2026.

Our multi-asset investment division provides advisory solutions that include investment insights, strategic asset allocation design, tactical asset allocation recommendations, and portfolio rebalancing services. The assets in these solutions, predominantly in the United States, were $27.8 billion at March 31, 2026 and December 31, 2025.

We provide participant accounting and plan administration for defined contribution retirement plans that primarily invest in our U.S. mutual funds, collective investment trusts and funds managed outside of our complex. As of March 31, 2026, our assets under administration were $314 billion, of which $176 billion are assets we manage.

INVESTMENT PERFORMANCE.(1)

Strong investment performance and brand awareness is a key driver to attracting and retaining assets—and to our long-term success. Our performance disclosures include specific asset classes, assets under management weighted performance, U.S. fund performance against passive peers, and composite performance against benchmarks. The following tables present investment performance for the one-, three-, five-, and 10-years ended March 31, 2026. Past performance is not a guarantee nor a reliable indicator of future performance.

20

% of U.S. funds that outperformed Morningstar median(2),(3)
	1 year	3 years	5 years	10 years
Equity	35%	50%	44%	58%
Fixed income	59%	55%	55%	57%
Multi-asset	27%	62%	30%	62%
All funds	39%	56%	43%	59%

% of U.S. funds that outperformed passive peer median(2),(4)
	1 year	3 years	5 years	10 years
Equity	19%	37%	40%	39%
Fixed income	47%	58%	48%	56%
Multi-asset	26%	47%	21%	52%
All funds	28%	46%	36%	47%

% of composites that outperformed benchmarks(5)
	1 year	3 years	5 years	10 years
Equity	17%	25%	24%	45%
Fixed income	55%	61%	55%	69%
All composites	34%	40%	36%	54%

AUM Weighted Performance
% of U.S. funds AUM that outperformed Morningstar median(2),(3)
	1 year	3 years	5 years	10 years
Equity	21%	63%	41%	73%
Fixed income	84%	77%	81%	77%
Multi-asset	11%	90%	52%	93%
All funds	23%	71%	46%	78%

% of U.S. funds AUM that outperformed passive peer median(2),(4)
	1 year	3 years	5 years	10 years
Equity	6%	40%	25%	42%
Fixed income	72%	77%	80%	58%
Multi-asset	11%	67%	16%	94%
All funds	10%	49%	26%	56%

% of composites AUM that outperformed benchmarks(5)
	1 year	3 years	5 years	10 years
Equity	13%	33%	18%	39%
Fixed income	63%	60%	55%	67%
All composites	23%	38%	26%	44%

As of March 31, 2026, 68 of 140 (48.6%) of the firm's rated U.S. mutual funds (across primary share classes) received an overall rating of 4 or 5 stars. By comparison, 32.5% of Morningstar's fund population is given a rating of 4 or 5 stars(6). In addition, 61.0%(6) of AUM in the firm's rated U.S. mutual funds (across primary share classes) ended March 31, 2026 with an overall rating of 4 or 5 stars.

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
(3) Source: Morningstar. Primary share class only. Excludes money market mutual funds, funds with an operating history of less than one year, T. Rowe Price passive funds, and T. Rowe Price funds that are clones of other funds. The top chart reflects the percentage of T. Rowe Price funds with 1 year, 3 year, 5 year, and 10 year track record that outperformed the Morningstar category median. The bottom chart reflects the percentage of T. Rowe Price funds AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $306B for 1 year, $294B for 3 years, $293B for 5 years, and $292B for 10 years.
(4) Passive Peer Median was created by T. Rowe Price using data from Morningstar. Primary share class only. Excludes money market mutual funds, funds with an operating history of less than one year, funds with fewer than three peers, T. Rowe Price passive funds, and T. Rowe Price funds that are clones of a retail fund.This
20

analysis compares T. Rowe Price active funds with the applicable universe of passive/index open-end funds and ETFs of peer firms. The top chart reflects the percentage of T. Rowe Price funds with 1 year, 3 year, 5 year, and 10 year track record that outperformed the passive peer universe. The bottom chart reflects the percentage of T. Rowe Price funds AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $293B for 1 year, $244B for 3 years, $239B for 5 years, and $231B for 10 years.
(5) Composite net returns are calculated using the highest applicable separate account fee schedule. Excludes money market composites. All composites compared to official GIPS composite primary benchmark. The top chart reflects the percentage of T. Rowe Price composites with 1 year, 3 year, 5 year, and 10 year track record that are outperforming their benchmarks. The bottom chart reflects the percentage of T. Rowe Price composite AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $1,501B for 1 year, $1,494B for 3 years, $1,487B for 5 years, and $1,453B for 10 years.
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

RESULTS OF OPERATIONS.

The following table and discussion sets forth information regarding our consolidated financial results for the first quarter of 2026 and 2025 on a U.S. GAAP and a non-GAAP basis. The non-GAAP basis adjusts for the impact of our consolidated investment products, the impact of market movements on the deferred compensation liabilities and related economic hedges, investment income related to certain other investments, acquisition-related amortization and costs, impairment charges, and certain nonrecurring charges and gains, including the restructuring charges.

	Three months ended		Q1 2026 vs. Q1 2025
(in millions, except per-share data)	3/31/2026	3/31/2025	$ Change	% Change(1)
U.S. GAAP basis
Investment advisory fees	$1,683.0	$1,598.4	$84.6	5.3%
Capital allocation-based income(2)	$28.1	$(1.2)	$29.3	n/m
Net revenues	$1,857.0	$1,763.9	$93.1	5.3%
Operating expenses	$1,176.5	$1,167.6	$8.9	0.8%
Net operating income	$680.5	$596.3	$84.2	14.1%
Non-operating income (loss)	$(48.3)	$70.7	$(119.0)	n/m
Net income to T. Rowe Price Group	$498.2	$490.5	$7.7	1.6%
Diluted earnings per common share	$2.23	$2.15	$0.08	3.7%
Weighted average common shares outstanding assuming dilution	217.6	222.6	(5.0)	(2.2)%

Adjusted basis(3)
Operating expenses	$1,155.2	$1,135.1	$20.1	1.8%
Operating expenses, excluding accrued carried interest related compensation	$1,142.3	$1,131.2	$11.1	1.0%
Net operating income	$706.1	$640.6	$65.5	10.2%
Non-operating income (loss)	$30.9	$35.5	$(4.6)	(13.0)%
Net income to T. Rowe Price Group	$562.0	$509.3	$52.7	10.3%
Diluted earnings per common share	$2.52	$2.23	$0.29	13.0%

Assets under management (AUM) (in billions)
Average AUM	$1,775.8	$1,620.3	$155.5	9.6%
Ending AUM	$1,709.7	$1,566.3	$143.4	9.2%

Investment advisory annualized effective fee rate (EFR) (in bps)
EFR without performance-based fees	38.4	40.0	(1.6)	(4.0)%
EFR with performance-based fees	38.6	40.3	(1.7)	(4.2)%
(1) n/m - the percentage change is not meaningful.
(2) Capital allocation-based income represents the change in accrued carried interest.
(3) See the reconciliation to the comparable U.S. GAAP measures at the end of the Results of Operations section of this Management's Discussion and Analysis.

Results Overview - Quarter ended March 31, 2026

Net revenues consist of investment advisory revenues; performance-based advisory fees; administrative, distribution, servicing, and other fees; and capital allocation-based income. More than 90% of our net revenues are related to investment advisory fees. Total net revenues were $1,857.0 million in the first quarter of 2026, a 5.3% increase over $1,763.9 million in the first quarter of 2025. The increase was primarily driven by a 5.3% increase in investment advisory fee revenue as higher overall markets increased average assets under management by 9.6% and a $29.3 million increase in capital allocation-based income (change in accrued carried interest) earned from investments in certain affiliated funds.
20

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

Operating expenses on a U.S. GAAP basis were $1,176.5 million in the first quarter of 2026, a 0.8% increase over the comparable 2025 period. On a non-GAAP basis, adjusted operating expenses were $1,155.2 million, a 1.8% increase over the comparable 2025 period.

Compared to the first quarter of 2025, the increase in U.S. GAAP and adjusted operating expenses was driven by higher technology, occupancy, and facilities costs. Also, U.S. GAAP expenses were impacted by lower mark-to-market related to our deferred compensation liabilities and lower acquisition-related amortization costs, partially offset by the restructuring charge. These costs are not included in our non-GAAP operating expenses. See the GAAP to non-GAAP reconciliation at the end of the Results of Operations section of this Management's Discussion and Analysis.

Operating margin in the first quarter of 2026 was 36.6% on a U.S. GAAP basis, compared to 33.8% earned in the first quarter of 2025. The increase in our operating margin for the first quarter of 2026 compared to the 2025 period was driven by net revenue growth outpacing operating expense growth primarily due to higher investment advisory fees.

Diluted earnings per share was $2.23 for the first quarter of 2026 compared to $2.15 for the first quarter of 2025. The increase was primarily driven by a lower tax rate and lower weighted average shares outstanding compared to the 2025 period.

On a non-GAAP basis, diluted earnings per share was $2.52 for the first quarter of 2026 compared to $2.23 for the first quarter of 2025. The increase was primarily due to higher adjusted operating income and lower weighted average shares outstanding compared to the 2025 period.
20

Net revenues

	Three months ended		Q1 2026 vs. Q1 2025
(in millions)	3/31/2026	3/31/2025	$ Change	% Change(1)
Investment advisory fees
Equity	$974.7	$959.2	$15.5	1.6%
Fixed income, including money market	111.8	103.6	8.2	7.9%
Multi-asset	509.1	454.7	54.4	12.0%
Alternatives	87.4	80.9	6.5	8.0%
	1,683.0	1,598.4	84.6	5.3%

Performance-based advisory fees	7.5	10.4	(2.9)	(27.9)%

Capital allocation-based income
Change in accrued carried interest	31.3	9.2	22.1	n/m
Acquisition-related amortization and impairments	(3.2)	(10.4)	7.2	n/m
	28.1	(1.2)	29.3	n/m

Administrative, distribution, servicing, and other fees
Administrative and other fees	116.6	134.7	(18.1)	(13.4)%
Distribution and servicing fees	21.8	21.6	0.2	0.9%
	138.4	156.3	(17.9)	(11.5)%
Net revenues	$1,857.0	$1,763.9	$93.1	5.3%

Average AUM (in billions):
Equity	$861.2	$826.3	$34.9	4.2%
Fixed income, including money market	213.7	191.6	22.1	11.5%
Multi-asset	641.8	549.7	92.1	16.8%
Alternatives	59.1	52.7	6.4	12.1%
Average AUM	$1,775.8	$1,620.3	$155.5	9.6%

Ending AUM (in billions)	$1,709.7	$1,566.3	$143.4	9.2%

Investment advisory annualized effective fee rate (EFR) (in bps)
EFR without performance-based fees	38.4	40.0	(1.6)	(4.0)%
EFR with performance-based fees	38.6	40.3	(1.7)	(4.2)%
(1) n/m - the percentage change is not meaningful.

Investment advisory fees in the first quarter of 2026 increased 5.3% over the comparable 2025 quarter as average assets under management increased $155.5 billion, or 9.6%, to $1,775.8 billion.

The average annualized effective fee rate earned for the first quarter of 2026 declined from the comparable 2025 period due to client flows and transfers creating a mix shift in assets under management toward lower fee products and asset classes.

Performance-based advisory fees in the first quarter of 2026 were primarily earned from alternative strategies, whereas in the 2025 comparative period fees were earned across equity and alternative strategies.

Capital allocation-based income includes the change in accrued carried interest along with acquisition-related amortization and impairments. For the 2026 quarter, accrued carried interest increased net revenues by $31.3 million, compared to $9.2 million in 2025, reflecting relative investment performance. The decrease in acquisition-related amortization and impairments from the comparable 2025 period primarily reflects amortization and impairments recognized over time, which reduced the remaining carrying value of the acquired-assets. We realized carried interest of $41.0 million in the first quarter of 2026 compared to $43.1 million in the 2025 period.

A portion of the capital allocation-based income is passed through to certain associates as compensation and the related expense is recognized in compensation and related costs with the unpaid amount reported as non-controlling interest on the unaudited consolidated balance sheet.

Administrative, distribution, servicing, and other fees in the first quarter of 2026 were $138.4 million, a decrease of $17.9 million, or 11.5%, from the comparable 2025 quarter. The decrease primarily reflects the reporting change implemented in Q3 2025, in which revenue earned from managed account - model delivery assets and certain other
20

advisory services began being reported within investment advisory fees, as well as the timing of cost reimbursements from the U.S. mutual funds.

Our net revenues reflect the elimination of advisory and administrative fee revenue earned from our consolidated investment products. The corresponding expenses recognized by these products, and consolidated in our financial statements, were also eliminated from operating expenses. For the first quarter, we eliminated net revenue of $1.1 million in 2026 and $1.4 million in 2025.

Operating expenses

	Three months ended		Q1 2026 vs. Q1 2025
(in millions)	3/31/2026	3/31/2025	$ Change	% Change(1)
Compensation, benefits, and related costs	$655.1	$657.9	$(2.8)	(0.4)%
Acquisition-related retention agreements	14.2	14.2	—	—%
Capital allocation-based income compensation(2)	11.4	(0.4)	11.8	n/m
Market-related change in deferred compensation liabilities	(21.0)	(7.2)	(13.8)	n/m
Total compensation and related costs	659.7	664.5	(4.8)	(0.7)%

Distribution and servicing costs	99.3	93.6	5.7	6.1%
Advertising and promotion costs	18.4	26.1	(7.7)	(29.5)%
Product and recordkeeping related costs	74.3	83.8	(9.5)	(11.3)%
Technology, occupancy, and facility costs(3)	204.4	181.2	23.2	12.8%
General, administrative, and other costs(3)	92.4	89.7	2.7	3.0%
Acquisition-related amortization and impairment costs	18.0	28.7	(10.7)	(37.3)%
Restructuring charge	10.0	—	10.0	n/m
Total operating expenses	$1,176.5	$1,167.6	$8.9	0.8%

Total adjusted operating expenses(4)	$1,155.2	$1,135.1	$20.1	1.8%
(1) n/m - The percentage change is not meaningful.
(2) Capital allocation-based income compensation represents the change in accrued carried interest compensation along with acquisition-related, non-cash amortization and impairments.
(3) In Q1 2026, we began reporting technology-related professional fees and servicing costs from general, administrative, and other costs to technology, occupancy, and facilities costs to better align with the nature of the expenses following the outsourcing and expansion of our technology capabilities through trusted vendor partnerships. Prior periods were recast to reflect this change. The amount reclassified for the first quarter of 2025 was $13.6M.
(4) See the reconciliation to the comparable U.S. GAAP measures at the end of the Results of Operations section of this Management's Discussion and Analysis.

Compensation, benefits, and related costs were $655.1 million for the first quarter of 2026, a decrease of $2.8 million, or 0.4%, compared to the 2025 quarter. The decrease was primarily due to lower salaries and related benefits, partially offset by higher long-term incentive compensation.

The firm employed 7,507 associates at March 31, 2026, a decrease of 3.4% from the end of 2025 and a decrease of 7.1% from March 31, 2025. The average associate headcount for the first quarter of 2026 was 7,617, a decrease of 6.0% compared to the 2025 period.

Distribution and servicing costs were $99.3 million for the first quarter of 2026, an increase of $5.7 million, or 6.1%, from $93.6 million recognized in the 2025 quarter. The increase was primarily driven by higher average assets under management distributed through intermediaries.

The costs in this expense category include amounts paid to third-party intermediaries that source the assets of certain share classes of our U.S. mutual funds, ETFs, and our international products, such as our Japanese ITMs and SICAVs. These costs are offset entirely by the investment advisory revenue we earn from these products, or in the case of the Advisor and R share classes of the U.S. mutual funds, are recognized in administrative, distribution, servicing, and other fees.

Advertising and promotion costs were $18.4 million in the first quarter of 2026, a decrease of $7.7 million, or 29.5%, compared to the $26.1 million recognized in the 2025 quarter. The decrease was primarily due to timing of media spend and events.

20

Product and recordkeeping related costs were $74.3 million in the first quarter of 2026, a decrease of $9.5 million, or 11.3%, compared to the 2025 quarter. The decrease was primarily due to the timing of costs reimbursed by our U.S. mutual funds. The offsetting reimbursement is recognized in administrative, distribution, servicing, and other fees revenue.

Technology, occupancy, and facility costs were $204.4 million in the first quarter of 2026, an increase of $23.2 million, or 12.8%, compared to the $181.2 million recognized in the 2025 quarter. The increase from the 2025 quarter was primarily due to higher technology costs, including cloud services, depreciation, and our decision in the prior year to outsource certain technology capabilities.

General, administrative, and other expenses were $92.4 million in the first quarter of 2026, an increase of $2.7 million, or 3.0%, compared to the $89.7 million recognized in the 2025 quarter. The increase was primarily due to higher external research and other general and administrative costs.

Acquisition-related amortization and impairment costs. As part of the purchase accounting for our acquisitions, we identified and separately recognized, at fair value, certain intangible assets. During the first quarter of 2026, we recognized $18.0 million in amortization and impairments compared to $28.7 million in the 2025 period. The decrease primarily reflects amortization and impairments recognized over time, which reduced the remaining carrying value of the related definite-lived intangibles.

Restructuring charge of $10.0 million in the first quarter of 2026 relates to actions taken under our previously announced broad and ongoing expense management program, which is designed to reduce expense growth and realign resources to support investment in existing and future capabilities. The charge reflects compensation‑related costs, primarily severance.

Non-operating income (loss)

The following table details the components of non-operating income (loss) for both the first quarter of 2026 and 2025.

	Three months ended
(in millions)	3/31/2026	3/31/2025
Net gains (losses) from non-consolidated investment products
Cash and discretionary investments
Dividend income	$34.2	$30.4
Market-related gains (losses) and equity in earnings (losses)	(3.3)	4.2
Total cash and discretionary investments	30.9	34.6
Seed capital investments
Dividend income	1.0	0.2
Market-related gains (losses) and equity in earnings (losses)	(11.2)	(11.3)
Total seed capital investments	(10.2)	(11.1)
Total cash, discretionary, and seed investments	20.7	23.5
Net gains (losses) recognized upon deconsolidation	0.2	—
Investments used to hedge the deferred compensation liabilities	(32.6)	(10.7)
Total net gains (losses) from non-consolidated investment products	(11.7)	12.8
Other investment income	5.6	19.1
Net gains (losses) on investments	(6.1)	31.9
Net gains (losses) on consolidated investment products	(41.4)	31.9
Other gains (losses), including foreign currency gains (losses)	(0.8)	6.9
Non-operating income (loss)	$(48.3)	$70.7

Adjusted non-operating income (loss)(1)	$30.9	$35.5
20

(1) See the reconciliation to the comparable U.S. GAAP measures at the end of the Results of Operations section of this Management's Discussion and Analysis.

On an adjusted basis, non-operating income (loss) consists of investment gains/losses generated from our cash and discretionary investment portfolio. Lower investment gains earned by our investment portfolio during the first quarter of 2026 compared to the 2025 period was primarily due to overall lower market returns, partially offset by higher dividend income from higher cash and investment balances.

The table above includes the net investment income of the underlying portfolios included in the consolidated sponsored investment products and not just the net investment income related to our ownership interest in the products. The table below shows the impact that the consolidated investment products had on the individual lines of our unaudited consolidated statements of income and the portion attributable to our interest:

	Three months ended
(in millions)	3/31/2026	3/31/2025
Operating expenses reflected in net operating income	$(2.7)	$(2.5)
Net investment income (loss) reflected in non-operating income	(41.4)	31.9
Impact on income before taxes	$(44.1)	$29.4

Net income (loss) attributable to our interest in the consolidated investment products	$(30.0)	$14.8
Net income (loss) attributable to redeemable non-controlling interests (unrelated third-party investors)	(14.1)	14.6
Impact on income before taxes	$(44.1)	$29.4

Provision for income taxes

The following table reconciles the statutory federal income tax rate to our effective tax rate on a U.S. GAAP basis for the three months ended March 31, 2026 and 2025:

	Three months ended
	3/31/2026	3/31/2025
Statutory U.S. federal income tax rate	21.0%	21.0%
State income taxes, net of federal income tax benefits	2.2	2.7
Net (income) losses attributable to redeemable non-controlling interests(1)	(0.2)	(0.4)
Net excess tax benefits from stock-based compensation plans activity	(0.2)	(0.3)
Valuation allowances	(0.2)	0.4
Other items	0.8	0.9
Effective income tax rate	23.4%	24.3%

Adjusted effective tax rate	23.7%	24.7%
(1) Net income attributable to redeemable non-controlling interests represents the portion of earnings held in our consolidated investment products that are not taxable to the us despite being included in pre-tax income.

The adjusted effective tax rate primarily adjusts for the impact of the consolidated investment products, including the net income attributable to redeemable non-controlling interests. Our adjusted effective tax rate was 23.7% in the first quarter of 2026 compared with 24.7% in 2025. The decrease in both the U.S. GAAP and adjusted effective tax rate is primarily due to lower state taxes resulting from prior period settlements and the reversal of certain deferred tax asset valuation allowances. The impact of these decreases on the U.S. GAAP effective tax rate were partially offset by a lower impact related to the net income attributable to redeemable noncontrolling interests.

We currently estimate that our effective tax rate for the full year 2026, on a U.S. GAAP and adjusted basis, will be in the range of 23.0% to 26.0%.

Our effective tax rate will continue to experience volatility in future periods due to, among other things, the impact market fluctuations in our stock price have on stock-based compensation tax benefits, changes in the mix of our earnings among countries with differing tax laws or rates, and changes in the valuation allowances of foreign-based deferred tax assets.
20

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

The following schedules reconcile certain U.S. GAAP financial measures to non-GAAP financial measures for the three months ended March 31, 2026 and 2025.

	Three months ended 3/31/2026
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(6)	Net income attributable to T. Rowe Price Group, Inc.	Diluted earnings per share(7)
U.S. GAAP Basis (FS line item)	$1,176.5	$680.5	$(48.3)	$148.1	$498.2	$2.23
Non-GAAP adjustments:
Acquisition-related:
Investment and NCI amortization and impairments(1) (Capital allocation-based income and Compensation and related costs)	1.5	1.7	—	0.5	1.2	0.01
Acquisition-related retention arrangements(1) (Compensation and related costs)	(14.2)	14.2	—	4.2	10.0	0.04
Intangible assets amortization and impairments(1)	(18.0)	18.0	—	5.3	12.7	0.06
Total acquisition-related	(30.7)	33.9	—	10.0	23.9	0.11
Deferred compensation liabilities(2) (Compensation and related costs)	21.0	(21.0)	32.6	3.5	8.1	0.04
Restructuring charge(3)	(10.0)	10.0	—	3.0	7.0	0.03
Consolidated investment products(4)	(1.6)	2.7	41.4	8.9	21.1	0.09
Other non-operating income(5)	—	—	5.2	1.5	3.7	0.02
Adjusted Basis	$1,155.2	$706.1	$30.9	$175.0	$562.0	$2.52

	Three months ended 3/31/2025
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(6)	Net income attributable to T. Rowe Price Group, Inc.	Diluted earnings per share(7)
U.S. GAAP Basis (FS line item)	$1,167.6	$596.3	$70.7	$161.9	$490.5	$2.15
Non-GAAP adjustments:
Acquisition-related:
Investment and NCI amortization and impairments(1) (Capital allocation-based income and Compensation and related costs)	4.3	6.1	—	1.2	4.9	0.02
Acquisition-related retention arrangements(1) (Compensation and related costs)	(14.2)	14.2	—	3.0	11.2	0.05
Intangible assets amortization and impairments(1)	(28.7)	28.7	—	5.9	22.8	0.10
Total acquisition-related	(38.6)	49.0	—	10.1	38.9	0.17
Deferred compensation liabilities(2) (Compensation and related costs)	7.2	(7.2)	10.7	0.7	2.8	0.01
Consolidated investment products(4)	(1.1)	2.5	(31.9)	(3.1)	(11.7)	(0.05)
Other non-operating income(5)	—	—	(14.0)	(2.8)	(11.2)	(0.05)
Adjusted Basis	$1,135.1	$640.6	$35.5	$166.8	$509.3	$2.23

(1)    These non-GAAP adjustments remove the impact of acquisition-related amortization of intangible assets, the recurring fair value remeasurements of the contingent consideration liability, if any, amortization of acquired investment and non-controlling interest basis
20

differences and amortization of compensation-related arrangements. We believe adjusting for these charges helps the reader's ability to understand our core operating results and increases comparability period to period.

(2)    This non-GAAP adjustment eliminates the compensation expense impact from market valuation changes in deferred compensation liabilities, including the supplemental savings plan and restricted fund units, and the related net gains (losses) on investments used as economic hedges against the related liabilities. The liabilities are adjusted based on the performance of hypothetical investments selected by participants. We use investment products to economically hedge the market risk associated with the supplemental savings plan liability and the expected settlement value of unvested restricted fund units. We believe it is useful to offset the non-operating investment income (loss) of the hedges against the related compensation expense and remove the net impact to help the reader's ability to understand the our core operating results and to increase comparability period to period.

(3)    This non-GAAP adjustment removes the impact of actions taken as part of our broad and ongoing plan to reduce expense growth and realign resources to invest in existing and future capabilities. We believe this adjustment helps the reader’s ability to understand our core operating results and increases comparability period to period.

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

(5)    This non-GAAP adjustment removes non-operating income (loss) earned on those investments that are not economic hedges for the deferred compensation liabilities and are not part of the cash and discretionary investment portfolio. We retain gains from cash and discretionary investments in our non-GAAP measures, as they are considered part of our core operations. We believe adjusting for the remaining non-operating income (loss) helps the reader’s ability to understand our core operating results and increases comparability period to period. Additionally, we do not emphasize this portion of non-operating income (loss) when assessing our performance.

(6)    The income tax impacts were calculated in order to achieve an overall year-to-date non-GAAP effective tax rate. As such, the non-GAAP effective tax rate for the three months ended March 31, 2026 and 2025 was 23.7% and 24.7%, respectively.

(7)    This non-GAAP measure was calculated by applying the two-class method to adjusted net income attributable to
    T. Rowe Price Group divided by the weighted-average common shares outstanding assuming dilution. The calculation of adjusted net income allocated to common stockholders is as follows:

	Three months ended
	3/31/2026	3/31/2025
Adjusted net income attributable to T. Rowe Price Group, Inc.	$562.0	$509.3
Less: adjusted net income allocated to outstanding restricted stock and stock unit holders	14.1	12.9
Adjusted net income allocated to common stockholders	$547.9	$496.4

CAPITAL RESOURCES AND LIQUIDITY.

Sources of Liquidity

We have ample liquidity, including cash and investments in T. Rowe Price products, as follows:

(in millions)	3/31/2026	12/31/2025
Cash and cash equivalents	$3,729.8	$3,378.2
Discretionary investments	459.5	463.7
Total cash and discretionary investments	4,189.3	3,841.9
Redeemable seed capital investments	1,133.9	1,144.1
Investments used to hedge the deferred compensation liabilities	1,243.0	1,317.3
Total cash and investments in T. Rowe Price products attributable to T. Rowe Price Group	$6,566.2	$6,303.3

Our discretionary investment portfolio is comprised of short duration bond funds, which typically yield higher than money market rates. Our subsidiaries outside the United States held cash and discretionary investments of $826.1 million at March 31, 2026 and $730.6 million at December 31, 2025. Given the availability of our financial resources and cash expected to be generated through future operations, we do not maintain an available external source of additional liquidity.

Our seed capital investments are redeemable, although we generally expect to be invested for several years for the products to build an investment performance history and until unrelated third-party investors substantially reduce our relative ownership percentage.
20

The cash and investment presentation on the unaudited consolidated balance sheet is based on the accounting treatment for the cash equivalent or investment item. The following table details how T. Rowe Price Group, Inc.’s interests in cash and investments relate to where they are presented on the unaudited consolidated balance sheet as of March 31, 2026.

(in millions)	Cash and cash equivalents	Investments	Net assets of consolidated investment products(1)	Total
Cash and discretionary investments	$3,729.8	$459.5	$—	$4,189.3
Redeemable seed capital investments	—	335.4	798.5	1,133.9
Investments used to hedge the deferred compensation liabilities	—	1,169.8	73.2	1,243.0
Total cash and investments in T. Rowe Price products attributable to T. Rowe Price Group	3,729.8	1,964.7	871.7	6,566.2
Investments in affiliated private investment funds(2)	—	682.1	29.1	711.2
Investments in affiliated collateralized loan obligations	—	23.3	—	23.3
Investment in UTI and other investments	—	497.0	—	497.0
Total cash and investments attributable to T. Rowe Price Group	3,729.8	3,167.1	900.8	7,797.7
Redeemable non-controlling interests	—	—	940.2	940.2
As reported on the consolidated balance sheet at March 31, 2026	$3,729.8	$3,167.1	$1,841.0	$8,737.9
(1) The consolidated T. Rowe Price investment products are generally those products we provided seed capital at the time of their formation and we have a controlling interest. These products generally represent U.S. mutual funds, ETFs, and funds regulated outside the U.S. The $900.8 million represents the total value at March 31, 2026 of our interest in the consolidated T. Rowe Price investment products. The total net assets of the T. Rowe Price investment products at March 31, 2026 of $1,841.0 million includes assets of $1,954.5 million, less liabilities of $113.5 million as reflected in our unaudited consolidated balance sheets.
(2) Includes $157.6 million of non-controlling interests in consolidated entities and represents the portion of these investments, held by related parties, that we cannot sell in order to obtain cash for general operations.

Our unaudited consolidated balance sheet reflects the cash and cash equivalents, investments, other assets and liabilities of those investment products we consolidate, as well as redeemable non-controlling interests for the portion of these investment products that are held by unrelated third-party investors. Although we can redeem our net interest in these investment products at any time, we cannot directly access or sell the assets held by the products to obtain cash for general operations. Additionally, the assets of these investment products are not available to our general creditors. Our interest in these sponsored investment products is generally used as initial seed capital and is recategorized as discretionary when it is determined by management that the seed capital is no longer needed. We assess the discretionary investment products and, when we decide to liquidate our interest, we seek to do so in a way as to not impact the product and, ultimately, the unrelated third-party investors.

Uses of Liquidity

We increased our quarterly recurring dividend per common share in February 2026 by 2.4% to $1.30 per common share from $1.27 per common share. Further, we expended $340.4 million in the first quarter of 2026 to repurchase 3.7 million shares of our outstanding common stock, at an average price of $92.16 per share. These dividends and repurchases were expended using existing cash balances and cash generated from operations. While opportunistic in our approach to stock buybacks, we will generally repurchase our common stock over time to offset the dilution created by our equity-based compensation plans.

Since the end of 2023, we have returned nearly $3.9 billion to stockholders through stock repurchases and regular quarterly dividends, as follows:

20

(in millions)	Recurring dividend	Stock repurchases	Total returned to stockholders
2024	$1,135.2	$334.5	$1,469.7
2025	1,143.4	624.6	1,768.0
Three months ended March 31, 2026	288.4	340.4	628.8
Total	$2,567.0	$1,299.5	$3,866.5

We anticipate property, equipment, software and other capital expenditures, including internal labor capitalization, for the full-year 2026 to be about $270 million of which nearly all is planned for technology initiatives. We expect to fund our anticipated capital expenditures with operating cash flows and other available resources.

20

Cash Flows

The following table summarizes the cash flows for the three months ended March 31, 2026 and 2025, that are attributable to T. Rowe Price Group, Inc., our consolidated investment products, and the related eliminations required in preparing the statement.

	Three months ended
	3/31/2026				3/31/2025
(in millions)	Cash flow attributable to T. Rowe Price Group, Inc.	Cash flow attributable to consolidated sponsored investment products	Elims	As reported	Cash flow attributable to T. Rowe Price Group, Inc.	Cash flow attributable to consolidated sponsored investment products	Elims	As reported
Cash flows from operating activities
Net income (loss)	$498.2	$(44.1)	$30.0	$484.1	$490.5	$29.4	$(14.8)	$505.1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, amortization and impairments of property, equipment and software	68.8	—	—	68.8	63.6	—	—	63.6
Amortization and impairment of acquisition-related assets and retention agreements	33.9	—	—	33.9	49.0	—	—	49.0
Fair value remeasurement of contingent liability	—	—	—	—	—	—	—	—
Stock-based compensation expense	49.1	—	—	49.1	50.3	—	—	50.3
Net (gains) losses recognized on investments	43.6	—	(30.0)	13.6	(23.1)	—	14.8	(8.3)
Total non-cash adjustments	195.4	—	(30.0)	165.4	139.8	—	14.8	154.6
Net redemptions in sponsored investment products used to economically hedge supplemental savings plan liability	39.2	—	—	39.2	45.9	—	—	45.9
Net change in trading securities held by consolidated sponsored investment products	—	(168.9)	—	(168.9)	—	(163.0)	—	(163.0)
Other changes	233.5	73.9	(2.9)	304.5	95.7	(3.5)	(1.9)	90.3
Net cash provided by (used in) operating activities	966.3	(139.1)	(2.9)	824.3	771.9	(137.1)	(1.9)	632.9
Net cash provided by (used in) investing activities	18.7	(0.5)	41.4	59.6	(95.6)	3.7	44.1	(47.8)
Net cash provided by (used in) financing activities	(633.4)	169.9	(38.5)	(502.0)	(489.4)	120.2	(42.2)	(411.4)
Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment products	—	(2.8)	—	(2.8)	—	0.9	—	0.9
Net change in cash and cash equivalents during period	351.6	27.5	—	379.1	186.9	(12.3)	—	174.6
Cash and cash equivalents at beginning of year	3,378.2	39.1	—	3,417.3	2,649.8	63.1	—	2,712.9
Cash and cash equivalents at end of period	$3,729.8	$66.6	$—	$3,796.4	$2,836.7	$50.8	$—	$2,887.5
20

Operating Activities
Operating activities attributable to T. Rowe Price Group during the first quarter of 2026 provided cash flows of $966.3 million, an increase of $194.4 million from $771.9 million provided during the 2025 period. The increase was primarily driven by a $137.8 million increase in cash flows related to timing differences associated with the cash settlement of our assets and liabilities, a $55.6 million increase in the add-back for non-cash items as detailed in the table above, and a $7.7 million increase in net income. These increases were partially offset by a $6.7 million decrease in proceeds received from net redemptions of investments that economically hedge our supplemental savings plan liability compared to the 2025 period. The remaining change in reported cash flows from operating activities was attributable to the net change in trading securities held in our consolidated investment products’ underlying portfolios.

Our interim operating cash flows does not include the cash impact of variable compensation that is accrued throughout the year before being substantially paid out in December.

Investing Activities
Net cash provided by investing activities that were attributable to T. Rowe Price Group totaled $18.7 million in 2026 compared with net cash used in investing activities of $95.6 million in 2025. During 2026, we had net proceeds from the sale of investments of $30.9 million compared to $2.1 million during the 2025 period. In 2026, we had net proceeds of $49.8 million in other investing activity compared to net investments of $15.7 million in the 2025 period. The 2026 period includes proceeds from the sale of certain buildings in our real estate portfolio. Additionally, our property and equipment expenditures decreased by $20.0 million compared to the 2025 period primarily due to the completion of our corporate headquarters build out in 2025. We eliminate our capital in those investment products we consolidate in preparing our consolidated statements of cash flows. The remaining change in reported cash flows from investing activities of $4.2 million is primarily related to the net cash removed from our unaudited consolidated balance sheet from consolidating and deconsolidating investment products.

Financing Activities
Net cash used in financing activities attributable to T. Rowe Price Group totaled $633.4 million in 2026 compared with $489.4 million in the 2025. In 2026, we used $333.5 million to repurchase 3.7 million shares compared to $217.5 million to repurchase 2.1 million shares in the 2025. Cash flows generated from common stock issued under stock compensation plans decreased by $15.1 million during 2026 compared to 2025. Additionally, the $0.4 million decrease in dividends paid in 2026 was a result of share repurchases over the last year reducing shares outstanding, partially offset by a 2.4% increase in our quarterly dividend per share over prior year. The remaining change in reported cash flows from financing activities was primarily attributable to a $53.4 million increase in net subscriptions from redeemable non-controlling interest holders of our consolidated investment products during 2026.

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

There have been no material changes in the critical accounting policies previously identified in our 2025 Annual Report on Form 10-K.

NEWLY ISSUED BUT NOT YET ADOPTED ACCOUNTING GUIDANCE.

See Note 1 - Basis of Preparation and Summary of Significant Accounting Policies within Item 1. Financial Statements for a discussion of newly issued but not yet adopted accounting guidance.

20

FORWARD-LOOKING INFORMATION.

From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this report, may contain certain forward-looking information, including information or anticipated information relating to: our revenues, net income, and earnings per share of common stock; changes in the amount and composition of our assets under management; our expense levels; our effective tax rate; legal or regulatory developments; geopolitical instability; interest rates and currency fluctuations; and our expectations regarding financial markets, future transactions, dividends, stock repurchases, investments, new products and services, capital expenditures, changes in our effective fee rate, and other industry or market conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A, Risk Factors, included in our Form 10-K Annual Report for 2025. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

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

Our future results are also dependent upon the level of our expenses, which are subject to fluctuation for the following or other reasons: changes in the level of our advertising and promotion expenses in response to market conditions, including our efforts to expand our investment advisory business to investors outside the U.S. and to further penetrate our distribution channels within the U.S.; the pace and level of spending to support key strategic priorities; variations in the level of total compensation expense due to, among other things, bonuses, restricted stock units and other equity grants, other incentive awards, our supplemental savings plan, changes in our employee count and mix, and competitive factors; any goodwill, intangible asset or other asset impairment that may arise; fluctuation in foreign currency exchange rates applicable to the costs of our international operations; expenses and capital costs, such as technology assets, depreciation, amortization, and research and development, incurred to maintain and enhance our administrative and operating services infrastructure; the timing of the assumption of all third party research payments, unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and disruptions of services, including those provided by third parties, such as fund and products recordkeeping, facilities, communications, power, and the mutual fund transfer agent and accounting systems, as a result of extreme events, cyberattacks or otherwise.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in our market risks from those provided in Item 7A of the Form 10-K Annual Report for 2025.
20

Item 4. Controls and Procedures.

Our management, including our principal executive and principal financial officers, have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of March 31, 2026, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, have evaluated any change in our internal control over financial reporting that occurred during the first quarter of 2026, and has concluded that there was no change during the first quarter of 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

20

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

For information about our legal proceedings, please see our Commitments and Contingencies footnote to our unaudited consolidated financial statements in Part 1 of this Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes in the information provided in Item 1A of our Form 10-K Annual Report for 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchase activity during the first quarter of 2026 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1 - January 31	156,696	$104.39	156,696	12,045,150
February 1 - February 28	1,107,510	$94.51	1,107,510	10,937,640
March 1 - March 31	2,430,019	$89.22	2,430,019	8,507,621
Total	3,694,225	$91.45	3,694,225
*Amounts presented exclude estimated excise tax
Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorization, outstanding shares surrendered to us to pay the exercise price in connection with swap exercises of stock options, and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the first quarter of 2026, all were part of a publicly announced program.

The following table details the changes in and status of the Board of Directors’ outstanding publicly announced board authorization.

Authorization Dates	Maximum Number of Shares that May Yet Be Purchased at 1/1/2026	Total Number of Shares Purchased	Maximum Number of Shares that May Yet Be Purchased at 3/31/2026
December 2024	12,201,846	(3,694,225)	8,507,621

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

20

Item 6. Exhibits.

The following exhibits required by Item 601 of Regulation S-K are filed herewith, except for Exhibit 32 that is furnished herewith.

3(i)	Charter of T. Rowe Price Group, Inc., as reflected by Articles of Restatement dated June 20, 2018. (Incorporated by reference from Form 10-Q Quarterly Report filed on July 25, 2018.)

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of February 9, 2021. (Incorporated by reference from Form 10-K Annual Report filed on February 11, 2021.)

15	Report from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

101	The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s unaudited consolidated interim financial statements and notes that are included in this Form 10-Q Report.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

20

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 30, 2026.

T. Rowe Price Group, Inc.

By: /s/ Jennifer B. Dardis
Vice President, Chief Financial Officer and Treasurer

20