Form 10-Q
period 2026-06-30
PRICE T ROWE GROUP INC
filed 2026-07-31
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The number of shares outstanding of the issuer’s common stock ($0.20 par value), as of the latest practicable date, July 29, 2026, is 213,315,850.
The exhibit index is at Item 6 on page 45.

PART I - FINANCIAL INFORMATION
Item 1.Financial Statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	6/30/2026	12/31/2025
ASSETS
Cash and cash equivalents	$3,234.3	$3,378.2
Accounts receivable and accrued revenue	941.6	931.2
Investments	4,090.2	3,325.2
Assets of consolidated investment products ($1,906.6 million at June 30, 2026 and $1,596.1 million at December 31, 2025, related to variable interest entities)	2,477.2	1,951.0
Operating lease assets	369.8	382.9
Property, equipment and software, net	813.5	845.3
Intangible assets, net	245.4	274.2
Goodwill	2,642.8	2,642.8
Other assets	542.4	611.0
Total assets	$15,357.2	$14,341.8

LIABILITIES
Accounts payable and accrued expenses	$402.4	$352.7
Debt and liabilities of consolidated investment products ($414.6 million at June 30, 2026 and $14.2 million at December 31, 2025, related to variable interest entities)	452.5	21.3
Operating lease liabilities	429.4	447.2
Accrued compensation and related costs	600.4	235.7
Deferred compensation liabilities	1,268.5	1,176.8
Income taxes payable	31.2	54.9
Total liabilities	3,184.4	2,288.6

Commitments and contingent liabilities

Redeemable non-controlling interests	1,009.3	1,036.0

STOCKHOLDERS' EQUITY
Preferred stock, undesignated, $0.20 par value — authorized and unissued 20,000,000 shares	—	—
Common stock, $0.20 par value — authorized 750,000,000; issued 213,312,000 shares at June 30, 2026 and 218,565,000 at December 31, 2025	42.7	43.8
Additional capital in excess of par value	—	—
Retained earnings	11,018.0	10,866.8
Accumulated other comprehensive loss	(58.2)	(50.5)
Total stockholders' equity attributable to T. Rowe Price Group	11,002.5	10,860.1
Non-controlling interests in consolidated entities	161.0	157.1
Total permanent stockholders' equity	11,163.5	11,017.2
Total liabilities, redeemable non-controlling interests, and permanent stockholders' equity	$15,357.2	$14,341.8

The accompanying notes are an integral part of these statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended		Six months ended
	6/30/2026	6/30/2025	6/30/2026	6/30/2025
Revenues
Investment advisory fees	$1,744.8	$1,567.6	$3,427.8	$3,166.0
Performance-based advisory fees	6.5	6.4	14.0	16.8
Capital allocation-based income	11.9	(0.4)	40.0	(1.6)
Administrative, distribution, servicing, and other fees	144.2	149.7	282.6	306.0
Net revenues	1,907.4	1,723.3	3,764.4	3,487.2

Operating expenses
Compensation and related costs	823.4	727.7	1,483.1	1,392.2
Distribution and servicing costs	106.1	92.5	205.4	186.1
Advertising and promotion costs	20.3	29.9	38.7	56.0
Product and recordkeeping related costs	83.1	74.8	157.4	158.6
Technology, occupancy, and facility costs	205.9	195.0	410.3	376.2
General, administrative, and other costs	104.9	93.9	197.3	183.6
Acquisition-related amortization and impairment costs	16.5	31.2	34.5	59.9
Restructuring charge	6.7	—	16.7	—
Total operating expenses	1,366.9	1,245.0	2,543.4	2,412.6

Net operating income	540.5	478.3	1,221.0	1,074.6

Non-operating income
Net gains on investments	237.4	165.9	231.3	197.8
Net gains on consolidated investment products	132.6	78.6	91.2	110.5
Other losses, including foreign currency losses	(0.9)	(9.0)	(1.7)	(2.1)
Total non-operating income	369.1	235.5	320.8	306.2

Income before income taxes	909.6	713.8	1,541.8	1,380.8
Provision for income taxes	214.2	157.7	362.3	319.6
Net income	695.4	556.1	1,179.5	1,061.2
Less: net income attributable to redeemable non-controlling interests	63.4	50.9	49.3	65.5
Net income attributable to T. Rowe Price Group, Inc.	$632.0	$505.2	$1,130.2	$995.7

Earnings per share on common stock of T. Rowe Price Group, Inc.
Basic	$2.88	$2.24	$5.11	$4.39
Diluted	$2.88	$2.24	$5.10	$4.38
The accompanying notes are an integral part of these statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three months ended		Six months ended
	6/30/2026	6/30/2025	6/30/2026	6/30/2025
Net income	$695.4	$556.1	$1,179.5	$1,061.2
Other comprehensive income (loss)
Currency translation adjustments
Consolidated investment products—variable interest entities	(0.8)	19.8	(2.2)	27.5
Reclassification (gains) losses recognized in non-operating income upon deconsolidation of certain investment products	—	(3.1)	(0.2)	(3.1)
Total currency translation adjustments of consolidated investment products—variable interest entities	(0.8)	16.7	(2.4)	24.4
Equity method investments	(7.8)	0.8	(8.4)	(3.5)
Other comprehensive income (loss) before income taxes	(8.6)	17.5	(10.8)	20.9
Net deferred tax (expense) benefit	1.1	(2.3)	1.5	(2.8)
Total other comprehensive income (loss)	(7.5)	15.2	(9.3)	18.1
Total comprehensive income	687.9	571.3	1,170.2	1,079.3
Less: comprehensive income (loss) attributable to redeemable non-controlling interests	62.5	58.8	47.7	76.5
Comprehensive income attributable to T. Rowe Price Group	$625.4	$512.5	$1,122.5	$1,002.8
The accompanying notes are an integral part of these statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six months ended
	6/30/2026	6/30/2025
Cash flows from operating activities
Net income	$1,179.5	$1,061.2
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and impairment of property, equipment and software	139.3	132.9
Amortization and impairment of acquisition-related assets and retention arrangements	66.4	116.4
Stock-based compensation expense	89.8	96.9
Net gains recognized on investments	(196.7)	(173.8)
Net redemptions in investment products used to economically hedge deferred compensation liabilities	54.8	71.3
Net change in securities held by consolidated investment products	(547.4)	(409.5)
Other changes in assets and liabilities	555.9	267.4
Net cash provided by operating activities	1,341.6	1,162.8

Cash flows from investing activities
Purchases of sponsored investment products	(728.4)	(114.0)
Dispositions of sponsored investment products	169.5	223.5
Net cash of investment products upon deconsolidation	(0.7)	(1.1)
Additions to property, equipment and software	(128.4)	(144.2)
Other investing activity	(29.4)	(21.0)
Net cash used in investing activities	(717.4)	(56.8)

Cash flows from financing activities
Repurchases of common stock	(500.8)	(328.3)
Common share issuances under stock-based compensation plans	(0.1)	16.5
Dividends paid to common stockholders and equity-unit holders	(571.2)	(575.1)
Borrowings of debt of consolidated products	217.8	—
Net distributions to non-controlling interests in consolidated entities	(14.3)	(5.5)
Net subscriptions from redeemable non-controlling interest holders	138.0	205.1
Net cash used in financing activities	(730.6)	(687.3)

Effect of exchange rate changes on cash and cash equivalents of consolidated investment products	(1.3)	(1.1)

Net change in cash and cash equivalents during period	(107.7)	417.6
Cash and cash equivalents at beginning of period, including $39.1 million at December 31, 2025, and $63.1 million at December 31, 2024, held by consolidated investment products	3,417.3	2,712.9
Cash and cash equivalents at end of period, including $75.3 million at June 30, 2026, and $71.6 million at June 30, 2025, held by consolidated investment products	$3,309.6	$3,130.5

The accompanying notes are an integral part of these statements.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Three months ended 6/30/2026
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group	Non-controlling interests in consolidated entities	Total permanent stockholders' equity	Redeemable non-controlling interests
Balances at March 31, 2026	214,880	$43.1	$—	$10,786.1	$(51.6)	$10,777.6	$157.6	$10,935.2	$940.2
Net income	—	—	—	632.0	—	632.0	6.8	638.8	63.4
Other comprehensive loss, net of tax	—	—	—	—	(6.6)	(6.6)	—	(6.6)	(0.9)
Dividends declared ($1.30 per share)	—	—	—	(283.9)	—	(283.9)	—	(283.9)	—
Common stock-based compensation plans activity:
Shares issued upon option exercises	9	—	0.6	—	—	0.6	—	0.6	—
Restricted shares issued, net of shares withheld for taxes	5	—	(0.3)	—	—	(0.3)	—	(0.3)	—
Net shares issued upon vesting of restricted stock units	9	—	(0.5)	—	—	(0.5)	—	(0.5)	—
Forfeiture of restricted awards	(18)	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	40.7	—	—	40.7	—	40.7	—
Restricted stock units issued as dividend equivalents	—	—	0.1	(0.1)	—	—	—	—	—
Common shares repurchased	(1,573)	(0.4)	(40.6)	(116.1)	—	(157.1)	—	(157.1)	—
Net distributions to non-controlling interests in consolidated entities	—	—	—	—	—	—	(3.4)	(3.4)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	—	—	11.4
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	—	—	(4.8)
Balances at June 30, 2026	213,312	$42.7	$—	$11,018.0	$(58.2)	$11,002.5	$161.0	$11,163.5	$1,009.3

	Three months ended 6/30/2025
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group	Non-controlling interests in consolidated entities	Total permanent stockholders' equity	Redeemable non-controlling interests
Balances at March 31, 2025	221,061	$44.2	$160.2	$10,242.2	$(51.9)	$10,394.7	$160.4	$10,555.1	$977.2
Net income (loss)	—	—	—	505.2	—	505.2	(1.5)	503.7	50.9
Other comprehensive income, net of tax	—	—	—	—	7.3	7.3	—	7.3	7.9
Dividends declared ($1.27 per share)	—	—	—	(286.1)	—	(286.1)	—	(286.1)	—
Common stock-based compensation plans activity:
Shares issued upon option exercises	33	0.1	1.9	—	—	2.0	—	2.0	—
Restricted shares issued, net of shares withheld for taxes	8	—	(0.2)	—	—	(0.2)	—	(0.2)	—
Net shares issued upon vesting of restricted stock units	10	—	(0.4)	—	—	(0.4)	—	(0.4)	—
Stock-based compensation expense	—	—	46.6	—	—	46.6	—	46.6	—
Common shares repurchased	(1,210)	(0.3)	(108.3)	—	—	(108.6)	—	(108.6)	—
Net distributions to non-controlling interests in consolidated entities	—	—	—	—	—	—	(5.6)	(5.6)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	—	—	169.1
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	—	—	(106.0)
Balances at June 30, 2025	219,902	$44.0	$99.8	$10,461.3	$(44.6)	$10,560.5	$153.3	$10,713.8	$1,099.1

The accompanying notes are an integral part of these statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Six months ended 6/30/2026
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group	Non-controlling interests in consolidated entities	Total permanent stockholders' equity	Redeemable non-controlling interests
Balances at December 31, 2025	218,565	$43.8	$—	$10,866.8	$(50.5)	$10,860.1	$157.1	$11,017.2	$1,036.0
Net income	—	—	—	1,130.2	—	1,130.2	18.2	1,148.4	49.3
Other comprehensive loss, net of tax	—	—	—	—	(7.7)	(7.7)	—	(7.7)	(1.6)
Dividends declared ($2.60 per share)	—	—	—	(572.3)	—	(572.3)	—	(572.3)	—
Common stock-based compensation plans activity:
Shares issued upon option exercises	13	—	0.9	—	—	0.9	—	0.9	—
Restricted shares issued, net of shares withheld for taxes	5	—	(0.3)	—	—	(0.3)	—	(0.3)	—
Net shares issued upon vesting of restricted stock units	14	—	(0.7)	—	—	(0.7)	—	(0.7)	—
Forfeiture of restricted awards	(18)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	89.8	—	—	89.8	—	89.8	—
Restricted stock units issued as dividend equivalents	—	—	0.3	(0.3)	—	—	—	—	—
Common shares repurchased	(5,267)	(1.1)	(90.0)	(406.4)	—	(497.5)	—	(497.5)	—
Net distributions to non-controlling interests in consolidated entities	—	—	—	—	—	—	(14.3)	(14.3)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	—	—	128.5
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	—	—	(202.9)
Balances at June 30, 2026	213,312	$42.7	$—	$11,018.0	$(58.2)	$11,002.5	$161.0	$11,163.5	$1,009.3

	Six months ended 6/30/2025
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group	Non-controlling interests in consolidated entities	Total permanent stockholders' equity	Redeemable non-controlling interests
Balances at December 31, 2024	222,966	$44.6	$311.9	$10,040.6	$(51.7)	$10,345.4	$160.7	$10,506.1	$944.0
Net income (loss)	—	—	—	995.7	—	995.7	(1.9)	993.8	65.5
Other comprehensive income, net of tax	—	—	—	—	7.1	7.1	—	7.1	11.0
Dividends declared ($2.54 per share)	—	—	—	(574.9)	—	(574.9)	—	(574.9)	—
Common stock-based compensation plans activity:
Shares issued upon option exercises	264	0.1	17.1	—	—	17.2	—	17.2	—
Restricted shares issued, net of shares withheld for taxes	8	—	(0.2)	—	—	(0.2)	—	(0.2)	—
Net shares issued upon vesting of restricted stock units	15	—	(0.6)	—	—	(0.6)	—	(0.6)	—
Stock-based compensation expense	—	—	96.9	—	—	96.9	—	96.9	—
Restricted stock units issued as dividend equivalents	—	—	0.1	(0.1)	—	—	—	—	—
Common shares repurchased	(3,351)	(0.7)	(325.4)	—	—	(326.1)	—	(326.1)	—
Net distributions to non-controlling interests in consolidated entities	—	—	—	—	—	—	(5.5)	(5.5)	—
Net subscriptions into T. Rowe Price investment products	—	—	—	—	—	—	—	—	259.7
Net deconsolidations of T. Rowe Price investment products	—	—	—	—	—	—	—	—	(181.1)
Balances at June 30, 2025	219,902	$44.0	$99.8	$10,461.3	$(44.6)	$10,560.5	$153.3	$10,713.8	$1,099.1
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

BASIS OF PREPARATION.

These unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its controlled subsidiaries. These principles require the use of estimates and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of our results for the interim periods presented. All such adjustments are of a normal recurring nature. Actual results may vary from our estimates.

Certain prior‑period technology-related professional fees and servicing costs have been reclassified from general, administrative, and other costs to technology, occupancy, and facilities costs to conform with current year presentation. The new presentation better aligns the nature of the expenses following our decision to outsource and expand certain technology capabilities through trusted vendor partnerships. The amounts reclassified for the three- and six- months ended June 30, 2025 were $15.5 million and $29.1 million. While the presentation of certain expense categories changed, the reclassifications did not impact previously reported total operating expenses, operating income, net income, or cash flows.

The unaudited financial information contained in these consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2025 Annual Report.

CONSOLIDATION.

Our consolidated financial statements include the accounts of all wholly-owned subsidiaries, majority-owned entities that are entitled to a disproportionate allocation of income, or carried interest, and investment products in which we have a controlling interest.

During the three months ended June 30, 2026, we closed a collateralized loan obligation (CLO) offering. Prior to closing, the CLO issuer acquired debt investments that became collateral for the CLO at closing. These debt investments were financed primarily using a warehouse credit facility and were repaid using proceeds from notes the CLO issued to third-party investors at close. We retain a controlling economic interest in the CLO issuer through our ownership of subordinated notes and provide investment management services. We evaluated the CLO under the consolidation guidance of ASC 810, Consolidation, and determined that the CLO is a variable interest entity for which we are the primary beneficiary. Accordingly, the CLO is being consolidated in our financial statements and reported with our other consolidated investment products. We recognize and report the CLO’s financial information in our consolidated financial statements on a three-month reporting lag as the information is not available in a timely manner. As such, our financial statements and related footnotes as of June 30, 2026, reflect the assets, liabilities and related activities of the CLO issuer as of March 31, 2026.

20

We have determined that the consolidated CLO meets the definition of an investment company under ASC 946, Financial Services—Investment Companies. We have also elected the fair value option pursuant to ASC 825, Financial Instruments, for measuring the warehouse facility and the notes issued by the CLO to eliminate inconsistencies that would otherwise arise from using different accounting bases. To determine fair value, we elected the collateralized financing entity measurement alternative, under which both the assets and liabilities of the CLO would be measured based on the fair value of the CLO’s assets, since they have the more observable fair value. Gains and losses related to changes in the fair value of the assets and liabilities of the consolidated CLOs are recognized in net gains (losses) on consolidated investment products in the consolidated statements of Income and are largely offset within that line item. Additionally, net income (loss) attributable to T. Rowe Price Group, Inc. reflects only changes in the fair value of its retained economic interests in the consolidated CLOs due to the elimination of income (loss) attributable to noncontrolling interests.

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

NOTE 2 – INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Net revenues earned in the three- and six-month periods ended June 30, 2026 and 2025 are included in the table below along with details of investment advisory revenues by underlying asset class. We also included average assets under management by asset class, on which we earn investment advisory fees.

20

	Three months ended		Six months ended
(in millions)	6/30/2026	6/30/2025	6/30/2026	6/30/2025
Investment advisory fees
Equity	$1,011.9	$923.6	$1,986.6	$1,882.8
Fixed income, including money market	113.5	105.5	225.3	209.1
Multi-asset	529.5	455.9	1,038.6	910.6
Alternatives	89.9	82.6	177.3	163.5
Total investment advisory fees	$1,744.8	$1,567.6	$3,427.8	$3,166.0
Performance-based advisory fees	6.5	6.4	14.0	16.8
Capital allocation-based income	11.9	(0.4)	40.0	(1.6)
Administrative, distribution, servicing, and other fees	144.2	149.7	282.6	306.0
Net revenues	$1,907.4	$1,723.3	$3,764.4	$3,487.2

Average AUM (in billions):
Equity	$886.6	$784.4	$873.9	$805.3
Fixed income, including money market	219.0	198.0	216.4	194.8
Multi-asset	671.2	552.5	656.6	551.1
Alternatives	60.9	53.9	60.0	53.3
Average AUM	$1,837.7	$1,588.8	$1,806.9	$1,604.5

Total net revenues earned from sponsored investment products totaled $1,619.6 million and $1,435.2 million for the three months ended June 30, 2026 and 2025, respectively. Total net revenues earned during the six months ended June 30, 2026 and 2025 aggregate to $3,194.1 million and $2,906.5 million, respectively. Accounts receivable from these products aggregate to $702.3 million at June 30, 2026 and $664.2 million at December 31, 2025.

Investors we serve are primarily domiciled in the U.S.; investors domiciled outside the United States account for 9.1% at June 30, 2026, 8.6% at March 31, 2026, and 8.8% at December 31, 2025 of our assets under management.

20

NOTE 3 – INVESTMENTS.

The carrying values of our investments that are not consolidated investment products are as follows:

(in millions)	6/30/2026	12/31/2025
Investments held at fair value
T. Rowe Price investment products
Discretionary investments	$954.0	$463.7
Redeemable seed capital investments	337.8	316.1
Investments used to hedge the deferred compensation liabilities	1,286.4	1,243.3
Investment partnerships and other investments	98.2	157.9
Equity method investments
T. Rowe Price investment products
Discretionary investments	173.9	—
Redeemable seed capital investments	9.3	8.3
Investment in UTI Asset Management Company Limited (India)	155.6	162.8
Investments in affiliated private investment funds - carried interest	381.1	390.3
Investments in affiliated private investment funds - seed/co-investment	370.1	304.7
Investment partnerships and other investments	251.2	204.9
Held to maturity
Investments in affiliated collateralized loan obligations	21.2	21.8
Certificates of deposit	50.4	50.4
U.S. Treasury note	1.0	1.0
Total	$4,090.2	$3,325.2

During the six months ended June 30, 2026 and 2025, certain T. Rowe Price investment products in which we provided initial seed capital at the time of formation were deconsolidated, as we no longer had a controlling interest. Depending on our ownership interest, we report our residual interests in these T. Rowe Price investment products as either an equity method investment or an investment held at fair value. The net impact on our unaudited consolidated balance sheets and statements of income as of the dates the products were deconsolidated or reconsolidated is detailed below.

	Three months ended		Six months ended
(in millions)	6/30/2026	6/30/2025	6/30/2026	6/30/2025
Net decrease in assets of consolidated investment products	$(3.5)	$(181.4)	$(259.4)	$(604.1)
Net decrease in liabilities of consolidated investment products	$1.2	$(1.8)	$(0.2)	$(25.3)
Net decrease in redeemable non-controlling interests	$(4.8)	$(106.0)	$(202.9)	$(181.1)

Net gains recognized upon deconsolidation	$—	$3.1	$0.2	$3.1
The net gains recognized upon deconsolidation were the result of reclassifying currency translation adjustments accumulated on certain consolidated investment products with non-USD functional currencies from accumulated other comprehensive income to non-operating income.

INVESTMENTS AT FAIR VALUE

The investment partnerships and other investments held at fair value are valued using net asset value (NAV) per share as a practical expedient or using the measurement alternative. Our interests in the investment partnerships are generally not redeemable and are subject to significant transferability restrictions. The underlying investments of these partnerships have contractual terms through 2036, though we may receive distributions of liquidating assets over a longer term. The investment strategies of these partnerships include growth equity, buyout, venture capital, and real estate.

20

During the three- and six- months ended June 30, 2026, we recognized $168.0 million and $115.1 million, respectively, of net unrealized gains on investments held at fair value that were still held at June 30, 2026. For the same periods of 2025, we recognized $112.4 million and $85.1 million, respectively, of net unrealized gains on investments held at fair value that were still held at June 30, 2025.

VARIABLE INTEREST ENTITIES.
Our fair value and equity method investments at June 30, 2026 and December 31, 2025, include interests in variable interest entities that we do not consolidate as we are not deemed the primary beneficiary. Our maximum risk of loss related to our involvement with these entities is as follows:

(in millions)	6/30/2026	12/31/2025
Investment carrying values	$1,188.0	$978.7
Unfunded capital commitments	177.4	199.3
Accounts receivable	107.5	113.3
Maximum risk of loss	$1,472.9	$1,291.3

We have unfunded capital commitments, totaling $177.4 million at June 30, 2026 and $199.3 million at December 31, 2025, related primarily to the affiliated private investment funds and the investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be recalled under certain circumstances.

Investments in affiliated private investment funds - carried interest represent interests in the general partners of affiliated private investment funds that are entitled to a disproportionate allocation of income, also known as carried interest. The entities that hold these interests (carried interest entities) are considered variable interest entities and are consolidated as T. Rowe Price is determined to be the primary beneficiary. The total assets, liabilities and non-controlling interests of these carried interest entities as of June 30, 2026 and December 31, 2025 are as follows:

(in millions)	6/30/2026	12/31/2025
Assets	$426.1	$438.7
Liabilities	$1.1	$5.8
Non-controlling interest	$161.0	$157.1

INVESTMENTS IN AFFILIATED COLLATERALIZED LOAN OBLIGATIONS.

There is debt associated with our investments in affiliated collateralized loan obligations. The debt outstanding is related to repurchase agreements of €18.6 million at June 30, 2026, compared to €18.6 million at December 31, 2025 (equivalent to $21.2 million at June 30, 2026 and $21.8 million at December 31, 2025 at the respective EUR spot rates) that are collateralized by the CLO investments and reported in accounts payable and accrued expenses in our consolidated balance sheets. These repurchase agreements bear interest at rates based on EURIBOR plus the initial margin, which equals all-in rates ranging from 3.2% to 11.1% as of June 30, 2026. The debt matures on various dates through 2035 or if the investments are paid back in full or cancelled, whichever is sooner.

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
Level 3 – unobservable inputs reflecting our own assumptions based on the best information available. The inputs into the determination of fair value require significant management judgment or estimation. Investments in
20

this category generally include investments for which there is not an actively-traded market. There were no level 3 investments at June 30, 2026 and December 31, 2025.

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

	6/30/2026		12/31/2025
(in millions)	Level 1	Level 2	Level 1	Level 2
T. Rowe Price investment products
Cash equivalents held in money market funds	$2,866.2	$—	$3,049.0	$—
Discretionary investments	954.0	—	463.7	—
Redeemable seed capital investments	273.4	64.4	258.6	57.5
Investments used to hedge the deferred compensation liabilities	1,286.4	—	1,243.3	—
Other investments	0.8	—	0.3	—
Investments in affiliated collateralized loan obligations	—	1.9	—	3.2
Total	$5,380.8	$66.3	$5,014.9	$60.7

The fair value hierarchy level table above does not include the investment partnerships and other investments for which fair value is estimated using their NAV per share as a practical expedient or the measurement alternative. The carrying value of these investments as disclosed in Note 3 were $95.5 million at June 30, 2026 and $154.4 million at December 31, 2025.

NOTE 5 – CONSOLIDATED INVESTMENT PRODUCTS.

The investment products that we consolidate in our financial statements are generally those products we provided initial seed capital at the time of their formation and have a controlling interest. Our U.S. mutual funds and certain other products are considered voting interest entities, while those regulated outside the U.S. and CLOs are considered variable interest entities.

The following table details the net assets of the consolidated investment products:

	6/30/2026			12/31/2025
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Cash and cash equivalents(1)	$26.7	$48.6	$75.3	$3.0	$36.1	$39.1
Investments(2)	518.1	1,834.1	2,352.2	344.3	1,541.2	1,885.5
Other assets	25.8	23.9	49.7	7.6	18.8	26.4
Total assets	570.6	1,906.6	2,477.2	354.9	1,596.1	1,951.0
Debt and other liabilities(3)	37.9	414.6	452.5	7.1	14.2	21.3
Net assets	$532.7	$1,492.0	$2,024.7	$347.8	$1,581.9	$1,929.7

Attributable to T. Rowe Price Group	$373.6	$641.8	$1,015.4	$269.8	$623.9	$893.7
Attributable to redeemable non-controlling interests	159.1	850.2	1,009.3	78.0	958.0	1,036.0
	$532.7	$1,492.0	$2,024.7	$347.8	$1,581.9	$1,929.7
(1) Cash and cash equivalents includes $24.7 million at June 30, 2026 and $2.5 million at December 31, 2025 of investments in
T. Rowe Price money market mutual funds.
(2) Investments include $66.0 million at June 30, 2026 and $61.7 million at December 31, 2025 of other T. Rowe Price investment products.
20

(3) Debt and other liabilities at June 30, 2026 include $220.1 million related to a warehousing facility used by the CLO issuer to finance the accumulation of investment assets along with unsettled trades prior to securitization. The facility has a floating interest rate based on the daily simple Secured Overnight Financing Rate (SOFR) plus 1.65%. In the event of a default, the floating interest rate is based on the daily simple SOFR plus 2.00%. As disclosed in Note 1, these balances reflect the CLO issuer's liabilities as of March 31, 2026, because we report the CLO's financial information on a one-quarter lag. In the second quarter of 2026, the CLO completed its securitization, issued notes to third-party investors, and used the proceeds to repay the warehousing facility. These activities will be reflected in our September 30, 2026 financial statements.

Although we can generally redeem our net interest in the consolidated investment products at any time, we cannot directly access or sell the assets held by these products to obtain cash for general operations. Additionally, the assets of these investment products are not available to our general creditors.

Since third-party investors in these investment products have no recourse to our credit, our overall risk related to the net assets of consolidated investment products is limited to valuation changes associated with our net interest. However, we are required to recognize the valuation changes associated with all underlying investments held by these products in our consolidated statements of income and disclose the portion attributable to unrelated third-party investors as net income attributable to non-controlling interests.

The operating results of the consolidated investment products for the three- and six- months ended June 30, 2026 and 2025 are reflected in our unaudited consolidated statements of income as follows:

	Three months ended
	6/30/2026			6/30/2025
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(0.3)	$(2.5)	$(2.8)	$(0.1)	$(2.3)	$(2.4)
Net investment income (loss) reflected in non-operating income (loss)	30.5	102.1	132.6	2.4	76.2	78.6
Impact on income before taxes	$30.2	$99.6	$129.8	$2.3	$73.9	$76.2

Net income (loss) attributable to T. Rowe Price Group	$23.4	$43.0	$66.4	$2.2	$23.1	$25.3
Net income (loss) attributable to redeemable non-controlling interests	6.8	56.6	63.4	0.1	50.8	50.9
	$30.2	$99.6	$129.8	$2.3	$73.9	$76.2

	Six months ended
	6/30/2026			6/30/2025
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(0.5)	$(5.0)	$(5.5)	$(0.3)	$(4.6)	$(4.9)
Net investment income (loss) reflected in non-operating income (loss)	27.5	63.7	91.2	17.5	93.0	110.5
Impact on income before taxes	$27.0	$58.7	$85.7	$17.2	$88.4	$105.6

Net income (loss) attributable to T. Rowe Price Group	$20.6	$15.8	$36.4	$12.4	$27.7	$40.1
Net income (loss) attributable to redeemable non-controlling interests	6.4	42.9	49.3	4.8	60.7	65.5
	$27.0	$58.7	$85.7	$17.2	$88.4	$105.6
20

The operating expenses of the consolidated investment products are reflected in general, administrative and other expenses. In preparing our unaudited consolidated financial statements, we eliminated operating expenses of $1.6 million and $1.4 million for the three months ended June 30, 2026 and 2025, respectively, against the investment advisory and administrative fees earned from these products. Operating expenses eliminated for the six months ended June 30, 2026 and 2025 were $2.7 million and $2.8 million, respectively. The net investment income (loss) reflected in non-operating income (loss) includes dividend and interest income as well as realized and unrealized gains and losses on the underlying securities held by the consolidated investment products.

The following table details the impact of these consolidated investment products on the individual lines of our unaudited consolidated statements of cash flows.

	Six months ended
	6/30/2026			6/30/2025
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Net cash provided by (used in) operating activities	$(152.5)	$(280.9)	$(433.4)	$(161.6)	$(144.4)	$(306.0)
Net cash provided by (used in) investing activities	(0.1)	(0.6)	(0.7)	0.5	(1.6)	(1.1)
Net cash provided by (used in) financing activities	176.3	295.3	471.6	155.1	161.6	316.7
Effect of exchange rate changes on cash and cash equivalents of consolidated investment products	—	(1.3)	(1.3)	—	(1.1)	(1.1)
Net change in cash and cash equivalents during period	23.7	12.5	36.2	(6.0)	14.5	8.5
Cash and cash equivalents at beginning of year	3.0	36.1	39.1	7.2	55.9	63.1
Cash and cash equivalents at end of period	$26.7	$48.6	$75.3	$1.2	$70.4	$71.6

For the six months ended June 30, 2026, the net cash provided by (used in) financing activities includes $115.8 million of net subscriptions we made into the consolidated investment products, net of dividends received. For the six months ended June 30, 2025, the net cash provided by (used in) financing activities included $111.6 million of net subscriptions we made into the consolidated investment products, net of dividends received. These cash flows were eliminated in consolidation.

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
Level 3 – unobservable inputs reflecting our own assumptions based on the best information available. The inputs into the determination of fair value require significant management judgment or estimation. Investments in this category generally include investments for which there is not an actively-traded market. There were no Level 3 investments at June 30, 2026 and December 31, 2025.

These levels are not necessarily an indication of the risk or liquidity associated with these investment holdings. The following table summarizes the investment holdings held by our consolidated investment products using fair value measurements determined based on the differing levels of inputs.
20

	6/30/2026		12/31/2025
(in millions)	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents	$25.7	$—	$2.8	$—
Equity securities	382.1	325.4	475.2	376.5
Fixed income securities	—	1,606.0	—	1,002.5
Other investments	0.6	38.1	0.4	30.9
	$408.4	$1,969.5	$478.4	$1,409.9

Debt and other liabilities	$(0.6)	$(233.2)	$(0.3)	$(5.1)

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS.

Goodwill and intangible assets consist of the following:

(in millions)	6/30/2026	12/31/2025
Goodwill	$2,642.8	$2,642.8
Indefinite-lived intangible assets - trade name	86.0	86.0
Indefinite-lived intangible assets - investment advisory agreements	62.3	62.3
Definite-lived intangible assets - investment advisory agreements	97.1	125.9
Total	$2,888.2	$2,917.0

Amortization and impairment expense for the definite-lived investment advisory agreements intangible assets was $15.1 million and $28.8 million for the three- and six- months ended June 30, 2026, respectively. For the three- and six- months ended June 30, 2025, amortization and impairment expense for the definite-lived investment advisory agreements intangible assets was $23.5 million and $47.9 million, respectively. Estimated amortization expense for the definite-lived investment advisory agreements intangible assets for the five succeeding years is as follows:

(in millions)
Remaining 2026	$25.9
2027	39.1
2028	11.8
2029	8.8
2030 and after	11.5
$97.1

We evaluate the carrying amount of goodwill in our unaudited consolidated balance sheets for possible impairment on an annual basis in the fourth quarter or if triggering events occur that require us to evaluate for impairment earlier. No triggering events arose for goodwill during the six months ended June 30, 2026 and 2025. We recorded an immaterial impairment related to a definite-lived investment advisory agreement intangible asset during the six-months ended June 30, 2025.

20

NOTE 7 – LONG-TERM INCENTIVE COMPENSATION.

RESTRICTED STOCK UNITS.

The following table summarizes the status of, and changes in, our nonvested restricted stock units during the six months ended June 30, 2026.

	Restricted stock units	Weighted- average fair value
Nonvested at December 31, 2025	5,918,352	$114.80
Time-based grants	703,551	$103.48
Vested	(20,633)	$119.90
Forfeited	(222,827)	$116.34
Nonvested at June 30, 2026	6,378,443	$113.48

Nonvested restricted stock units at June 30, 2026 includes performance-based restricted stock units of 384,080. These nonvested performance-based restricted stock units include 110,794 units for which the performance period has lapsed, and the performance threshold has been met.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense to be recognized over the requisite service period of the stock-based awards outstanding at June 30, 2026. Estimated future compensation expense will change to reflect future grants of restricted stock awards and units, future option grants, changes in the probability of performance thresholds being met and adjustments for actual forfeitures.

(in millions)
Third quarter 2026	$47.5
Fourth quarter 2026	42.0
2027	98.8
2028 through 2031	95.7
Total	$284.0

RESTRICTED FUND UNITS.

The following table summarizes changes in the restricted fund units liability, which is reported in deferred compensation liabilities on the unaudited consolidated balance sheet, for the six months ended June 30, 2026 and 2025.

(in millions)	2026	2025
Balance at beginning of period	$54.7	$14.7
Amortization of grant date value	35.2	22.9
Amortization of market appreciation (depreciation)	10.3	2.3
Forfeitures	(3.0)	—
Balance at June 30	$97.2	$39.9

The following table presents the compensation expense to be recognized over the requisite service period of the restricted fund units outstanding at June 30, 2026. Estimated future compensation expense will change to reflect future grants, changes in the market value of the restricted fund units, which is based on selected hypothetical investments, and adjustments for actual forfeitures. The grants outstanding will vest by 2030.

20

(in millions)
Third quarter 2026	$18.6
Fourth quarter 2026	15.0
2027	36.7
2028 through 2030	32.8
Total	$103.1

NOTE 8 – EARNINGS PER SHARE CALCULATIONS.

The following table presents the reconciliation of net income attributable to T. Rowe Price Group to net income allocated to our common stockholders and the weighted-average shares that are used in calculating the basic and diluted earnings per share on our common stock. Weighted-average common shares outstanding assuming dilution reflects the potential dilution, determined using the treasury stock method, that could occur if outstanding non-participating stock awards vested.

	Three months ended		Six months ended
(in millions)	6/30/2026	6/30/2025	6/30/2026	6/30/2025
Net income attributable to T. Rowe Price Group	$632.0	$505.2	$1,130.2	$995.7
Less: net income allocated to outstanding restricted stock and stock unit holders	16.0	12.4	28.5	24.8
Net income allocated to common stockholders	$616.0	$492.8	$1,101.7	$970.9

Weighted-average common shares
Outstanding	214.0	220.2	215.7	221.3
Outstanding assuming dilution	214.2	220.4	215.9	221.5
20

NOTE 9 – OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS.

The changes in each component of accumulated other comprehensive income (loss), including reclassification adjustments, for the three months ended June 30, 2026 and 2025 are presented in the table below.

	Three months ended 6/30/2026			Three months ended 6/30/2025
(in millions)	Equity method investments	Consolidated investment products - variable interest entities	Total currency translation adjustments	Equity method investments	Consolidated investment products - variable interest entities	Total currency translation adjustments
Balances at beginning of period	$(57.9)	$6.3	$(51.6)	$(53.2)	$1.3	$(51.9)
Other comprehensive income (loss) before reclassifications	(7.8)	0.1	(7.7)	0.8	11.9	12.7
Reclassification adjustments recognized in non-operating income	—	—	—	—	(3.1)	(3.1)
Other comprehensive income (loss) before income taxes	(7.8)	0.1	(7.7)	0.8	8.8	9.6
Net deferred tax benefits (income taxes)	1.1	—	1.1	(0.1)	(2.2)	(2.3)
Other comprehensive income (loss)	(6.7)	0.1	(6.6)	0.7	6.6	7.3
Balances at end of period	$(64.6)	$6.4	$(58.2)	$(52.5)	$7.9	$(44.6)
The other comprehensive income (loss) in the table above excludes net losses of $0.9 million and net gains of $7.9 million for the three months ended June 30, 2026 and 2025, respectively, related to redeemable non-controlling interests held in our consolidated investment products.
The changes in each component of accumulated other comprehensive income (loss), including reclassification adjustments, for the six months ended June 30, 2026 and 2025 are presented in the table below.

	Six months ended 6/30/2026			Six months ended 6/30/2025
(in millions)	Equity method investments	Consolidated investment products - variable interest entities	Total currency translation adjustments	Equity method investments	Consolidated investment products - variable interest entities	Total currency translation adjustments
Balances at beginning of period	$(57.4)	$6.9	$(50.5)	$(49.5)	$(2.2)	$(51.7)
Other comprehensive income (loss) before reclassifications	(8.4)	(0.6)	(9.0)	(3.5)	16.5	13.0
Reclassification adjustments recognized in non-operating income	—	(0.2)	(0.2)	—	(3.1)	(3.1)
Other comprehensive income (loss) before income taxes	(8.4)	(0.8)	(9.2)	(3.5)	13.4	9.9
Net deferred tax benefits (income taxes)	1.2	0.3	1.5	0.5	(3.3)	(2.8)
Other comprehensive income (loss)	(7.2)	(0.5)	(7.7)	(3.0)	10.1	7.1
Balances at end of period	$(64.6)	$6.4	$(58.2)	$(52.5)	$7.9	$(44.6)
The other comprehensive income (loss) in the table above excludes net losses of $1.6 million and net gains of $11.0 million for the six months ended June 30, 2026 and 2025, respectively, related to redeemable non-controlling interests held in our consolidated investment products.

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

We determined there were no significant segment expenses that required a separate disclosure, as the major categories of expenses regularly reviewed by the CODM to manage operations are disclosed in the consolidated statements of income. Quarterly reviews of expenses highlight those influenced by financial markets, such as distribution and servicing costs, as well as those that are both qualitatively and quantitatively significant. The measure of segment assets is reported on the consolidated balance sheet as total assets.

NOTE 11 – COMMITMENTS AND CONTINGENCIES.

COMMITMENTS.

T. Rowe Price Group has committed $278 million for investment in future OHA product launches through 2030.

CONTINGENCIES.

Contingent Consideration

As part of the purchase consideration for our acquisition of OHA in December 2021, there is contingent consideration in the amount of up to $900 million, payable in cash, that may be due as part of an earnout payment in 2026 and 2027 upon satisfying or exceeding certain defined revenue targets. These defined revenue targets will be evaluated on a cumulative basis from 2022 through 2026. About 22% of the earnout is conditioned upon continued service with T. Rowe Price Group and was excluded from the purchase consideration and deemed compensatory. The fair value of the earnout is remeasured each reporting period and was valued at zero as of December 31, 2025. In April 2026, it was determined and agreed that no contingent consideration would be earned and paid at the end of 2026.

Other

Various claims against us arise in the ordinary course of business, including employment-related claims. In the opinion of management, after consultation with counsel, the likelihood of an adverse determination in one or more of these pending ordinary course of business claims that would have a material adverse effect on our financial position or results of operations is remote.

NOTE 12 – RESTRUCTURING CHARGE.

As separately disclosed in the unaudited consolidated statements of income, we recognized a restructuring charge of $6.7 million and $16.7 million, primarily severance, for the three- and six-month periods ended June 30, 2026, respectively, related to actions taken under a broad and ongoing expense management program, which is designed to reduce expense growth and realign resources to support investment in existing and future capabilities. At June 30, 2026, we had $10.8 million in accrued compensation and related costs related to this program.

20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
T. Rowe Price Group, Inc.:

Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries (the Company) as of June 30, 2026, the related consolidated statements of income, comprehensive income, and stockholders’ equity for the three-month and six-month periods ended June 30, 2026 and 2025, the related consolidated statements of cash flows for the six-month periods ended June 30, 2026 and 2025, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
Philadelphia, Pennsylvania
July 31, 2026

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

The investment management industry is evolving, facing challenging trends such as passive strategies taking market share from traditional active strategies; continued downward fee pressure; demand for new investment vehicles to meet client needs; and an ever-changing regulatory landscape. In this regard, we have ample liquidity and resources that allow us to take advantage of attractive growth opportunities. Furthermore, we developed a broad and ongoing plan to align our expense growth with anticipated revenue growth. As a result, we have taken actions to reduce expense growth, realign resources, and invest in existing and future capabilities, while also helping to offset ongoing inflationary pressures on compensation and contractual spending. These investments include hiring investment and distribution professionals, adopting new technologies, and offering new products to provide our clients with strong investment management expertise and services.

20

MARKET TRENDS.

Global equity markets generated strong gains during the second quarter of 2026, recovering sharply from first-quarter volatility as geopolitical tensions eased, corporate earnings remained resilient, and investor enthusiasm surrounding AI and semiconductor-related companies continued to support risk assets. The quarter began with a broad rally after a series of Middle East ceasefire agreements reduced concerns about global energy and shipping disruptions, and oil prices declined from earlier highs as diplomatic progress continued through June.

U.S. equities advanced broadly, although market leadership varied by capitalization, investment style, and sector. Small-cap shares outperformed mid- and large-cap shares, and growth stocks outperformed value stocks across market capitalizations. Within the S&P 500 Index, information technology led sector gains, while industrials and business services, consumer discretionary, financials, health care, real estate, and communication services advanced but generally lagged the broader index. Energy declined sharply, and utilities recorded a slight loss.

International equity markets produced strong gains during the second quarter of 2026 despite periods of volatility related to geopolitical developments, trade negotiations, and evolving monetary policy expectations. Developed markets benefited from improving Middle East conditions, declining energy prices, stronger investor risk appetite, and continued enthusiasm surrounding AI and semiconductor-related companies. Emerging market equities also generated robust returns, supported by renewed capital flows into higher-risk markets and lower oil prices, which particularly benefited many energy-importing economies. Performance varied across regions, with Taiwan benefiting from continued semiconductor demand, Chinese equities supported by stronger-than-expected economic growth, targeted policy measures, and investor sentiment improving following the summit in Beijing despite the absence of a comprehensive trade agreement.

Returns of several major equity market indexes were as follows:

	Three months ended	Six months ended
Index	6/30/2026	6/30/2026
S&P 500 Index	15.2%	10.2%
NASDAQ Composite Index(1)	21.4%	12.8%
Russell 2000 Index	21.5%	22.6%
MSCI EAFE (Europe, Australasia, and Far East) Index	11.1%	9.8%
MSCI Emerging Markets Index	24.2%	24.0%
(1) Returns exclude dividends

Global fixed income markets generated positive returns during the second quarter of 2026, although performance was volatile as investors weighed improving geopolitical conditions against persistent inflation pressures and a shifting monetary policy outlook. Easing tensions in the Middle East, lower oil prices, and several cooler-than-expected inflation readings supported bond prices early in the quarter, while subsequent moves in oil prices, stronger economic data, and evolving Federal Reserve communication periodically reshaped expectations for monetary policy.

The Federal Reserve maintained the federal funds target range at 3.50% to 3.75% at both its April and June meetings. Policy messaging evolved during the quarter including eliminating forward guidance language and announcing a review of the Federal Reserve’s policy framework and communications practices.

In the U.S. investment-grade bond universe, sector performance was positive in absolute terms. Corporate bonds performed best, followed by asset-backed securities, with non-agency commercial mortgage-backed securities, mortgage-backed securities, and U.S. Treasuries also recording gains. The U.S. dollar ultimately strengthened after a weak April as persistent inflation, more hawkish Federal Reserve communications, and residual geopolitical uncertainty supported renewed demand for the dollar.

International and emerging market bonds also produced positive second-quarter returns. Developed market sovereign yields moved unevenly as initial optimism surrounding the Middle East ceasefire later gave way to renewed inflation and monetary policy concerns before stabilizing as energy prices declined. Emerging market bonds advanced across both hard currency and local currency sectors, supported by improving geopolitical conditions, tighter sovereign credit spreads, and resilient demand for risk assets, though local currency gains moderated late in the quarter as the U.S. dollar strengthened.
20

Returns of several major bond market indexes were as follows:

	Three months ended	Six months ended
Index	6/30/2026	6/30/2026
Bloomberg U.S. Aggregate Bond Index	0.7%	0.6%
J.P. Morgan Global High Yield Index	2.8%	2.5%
Bloomberg Municipal Bond Index	2.5%	2.3%
Bloomberg Global Aggregate Ex-U.S. Dollar Bond Index	1.0%	(0.9)%
J.P. Morgan Emerging Markets Bond Index Plus	4.2%	3.6%
Bank of America US High Yield Index	2.5%	1.9%
S&P UBS Leveraged Loan Index	1.9%	1.4%

ASSETS UNDER MANAGEMENT.(1)

Assets under management ended the second quarter of 2026 at $1,893.4 billion, an increase of $183.7 billion from March 31, 2026. The increase was driven by market appreciation, net of distributions not reinvested, of $190.2 billion, offset by net cash outflows of $6.5 billion.

For the six months ended June 30, 2026, the increase in assets under management was primarily driven by market appreciation, net of distributions not reinvested, of $138.0 billion, offset by net cash outflows of $20.2 billion.

The following table details changes in our assets under management, by asset class, during the three- and six-month periods ended June 30, 2026:

	Three months ended 6/30/2026					Six months ended 6/30/2026
(in billions)	Equity	Fixed income, including money market	Multi-asset(2)	Alternatives(3)	Total	Equity	Fixed income, including money market	Multi-asset(2)	Alternatives(3)	Total
Assets under management at beginning of period	$810.5	$214.6	$625.0	$59.6	$1,709.7	$878.5	$211.6	$627.0	$58.5	$1,775.6

Net cash flows prior to manager-driven distributions	(13.5)	4.6	0.4	2.5	(6.0)	(36.1)	8.1	4.5	4.7	(18.8)
Manager-driven distributions	—	—	—	(0.5)	(0.5)	—	—	—	(1.4)	(1.4)
Net cash flows	(13.5)	4.6	0.4	2.0	(6.5)	(36.1)	8.1	4.5	3.3	(20.2)
Net market appreciation (depreciation) and income(4)	122.4	3.1	64.6	0.1	190.2	77.0	2.6	58.5	(0.1)	138.0
Change during the period	108.9	7.7	65.0	2.1	183.7	40.9	10.7	63.0	3.2	117.8
Assets under management at June 30, 2026	$919.4	$222.3	$690.0	$61.7	$1,893.4	$919.4	$222.3	$690.0	$61.7	$1,893.4
(1) Includes fee earning assets in which T. Rowe Price and its affiliates have full discretionary authority along with managed account - model delivery assets.
(2)    The underlying assets under management of the multi-asset portfolios have been aggregated and presented in this category and not reported in the equity and fixed income columns.
(3) The alternatives asset class includes strategies authorized to invest more than 50% of its holdings in private credit, leveraged loans, mezzanine, real assets/CRE, structured products, stressed / distressed, non-investment grade CLOs, special situations, private equity, or have absolute return as its investment objective. Generally, only those strategies with longer than daily liquidity are included. Unfunded capital commitments were $21.0 billion at June 30, 2026, $20.9 billion at March 31, 2026, and $21.6 billion at December 31, 2025, and are not reflected in fee basis AUM above.
(4) Includes net distributions not reinvested for the three- and six-month periods ended June 30, 2026 of $0.6 billion and $1.2 billion, respectively.

20

Investors domiciled outside the United States account for 9.1% of our assets under management at June 30, 2026, 8.6% at March 31, 2026, and 8.8% at December 31, 2025.

Assets under management in our target date retirement products, which are included in the multi-asset totals shown above, were $622.0 billion at June 30, 2026, $561.3 billion at March 31, 2026, and $561.4 billion at December 31, 2025. Net flows into these portfolios were $1.7 billion and $6.6 billion in the three- and six-month periods ended June 30, 2026, respectively.

Our multi-asset investment division provides advisory solutions that include investment insights, strategic asset allocation design, tactical asset allocation recommendations, and portfolio rebalancing services. The assets in these solutions, predominantly in the United States, were $31.1 billion at June 30, 2026 and $27.8 billion at March 31, 2026.

We provide participant accounting and plan administration for defined contribution retirement plans that primarily invest in our U.S. mutual funds, collective investment trusts and funds managed outside of our complex. As of June 30, 2026, our assets under administration were $349 billion, of which $192 billion were assets we managed.

INVESTMENT PERFORMANCE.(1)

Strong investment performance and brand awareness is a key driver to attracting and retaining assets—and to our long-term success. Our performance disclosures include specific asset classes, assets under management weighted performance, U.S. fund performance against passive peers, and composite performance against benchmarks. The following tables present investment performance for the one-, three-, five-, and 10-years ended June 30, 2026. Past performance is not a guarantee nor a reliable indicator of future performance.

% of U.S. funds that outperformed Morningstar median(2),(3)
	1 year	3 years	5 years	10 years
Equity	54%	56%	42%	60%
Fixed income	55%	57%	55%	62%
Multi-asset	49%	58%	32%	62%
All funds	53%	57%	44%	61%

% of U.S. funds that outperformed passive peer median(2),(4)
	1 year	3 years	5 years	10 years
Equity	47%	42%	45%	41%
Fixed income	38%	52%	52%	56%
Multi-asset	53%	40%	24%	52%
All funds	47%	44%	40%	48%

% of composites that outperformed benchmarks(5)
	1 year	3 years	5 years	10 years
Equity	31%	29%	24%	43%
Fixed income	58%	61%	51%	69%
All composites	43%	43%	35%	53%

20

AUM Weighted Performance
% of U.S. funds AUM that outperformed Morningstar median(2),(3)
	1 year	3 years	5 years	10 years
Equity	33%	48%	37%	74%
Fixed income	78%	81%	77%	83%
Multi-asset	70%	76%	52%	93%
All funds	44%	57%	43%	79%

% of U.S. funds AUM that outperformed passive peer median(2),(4)
	1 year	3 years	5 years	10 years
Equity	23%	25%	26%	31%
Fixed income	48%	63%	83%	63%
Multi-asset	52%	50%	24%	94%
All funds	31%	33%	29%	47%

% of composites AUM that outperformed benchmarks(5)
	1 year	3 years	5 years	10 years
Equity	34%	24%	21%	34%
Fixed income	65%	73%	46%	64%
All composites	40%	33%	26%	40%

As of June 30, 2026, 64 of 142 (45.1%) of the firm's rated U.S. mutual funds (across primary share classes) received an overall rating of 4 or 5 stars. By comparison, 32.5% of Morningstar's fund population is given a rating of 4 or 5 stars(6). In addition, 57.0%(6) of AUM in the firm's rated U.S. mutual funds (across primary share classes) ended June 30, 2026 with an overall rating of 4 or 5 stars.

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
(3) Source: Morningstar. Primary share class only. Excludes money market mutual funds, funds with an operating history of less than one year, T. Rowe Price passive funds, and T. Rowe Price funds that are clones of other funds. The top chart reflects the percentage of T. Rowe Price funds with 1 year, 3 year, 5 year, and 10 year track record that outperformed the Morningstar category median. The bottom chart reflects the percentage of T. Rowe Price funds AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $332B for 1 year, $331B for 3 years, $315B for 5 years, and $314B for 10 years.
(4) Passive Peer Median was created by T. Rowe Price using data from Morningstar. Primary share class only. Excludes money market mutual funds, funds with an operating history of less than one year, funds with fewer than three peers, T. Rowe Price passive funds, and T. Rowe Price funds that are clones of a retail fund.This analysis compares T. Rowe Price active funds with the applicable universe of passive/index open-end funds and ETFs of peer firms. The top chart reflects the percentage of T. Rowe Price funds with 1 year, 3 year, 5 year, and 10 year track record that outperformed the passive peer universe. The bottom chart reflects the percentage of T. Rowe Price funds AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $314B for 1 year, $273B for 3 years, $257B for 5 years, and $250B for 10 years.
(5) Composite net returns are calculated using the highest applicable separate account fee schedule. Excludes money market composites. All composites compared to official GIPS composite primary benchmark. The top chart reflects the percentage of T. Rowe Price composites with 1 year, 3 year, 5 year, and 10 year track record that are outperforming their benchmarks. The bottom chart reflects the percentage of T. Rowe Price composite AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $1,661B for 1 year, $1,661B for 3 years, $1,645B for 5 years, and $1,604B for 10 years.
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

RESULTS OF OPERATIONS.

The following table and discussion sets forth information regarding our consolidated financial results for the three- and six-month periods ended June 30, 2026 and 2025 on a U.S. GAAP and a non-GAAP basis. The non-GAAP basis adjusts for the impact of our consolidated investment products, the impact of market movements on the deferred compensation liabilities and related economic hedges, investment income related to certain other investments, acquisition-related amortization and costs, impairment charges, and certain non-recurring charges and gains, including the restructuring charges.

20

	Three months ended		Q2 2026 vs. Q2 2025		Six months ended		YTD 2026 vs. YTD 2025
(in millions, except per-share data)	6/30/2026	6/30/2025	$ Change	% Change(1)	6/30/2026	6/30/2025	$ Change	% Change(1)
U.S. GAAP basis
Investment advisory fees	$1,744.8	$1,567.6	$177.2	11.3%	$3,427.8	$3,166.0	$261.8	8.3%
Capital allocation-based income(2)	$11.9	$(0.4)	$12.3	n/m	$40.0	$(1.6)	$41.6	n/m
Net revenues	$1,907.4	$1,723.3	$184.1	10.7%	$3,764.4	$3,487.2	$277.2	7.9%
Operating expenses	$1,366.9	$1,245.0	$121.9	9.8%	$2,543.4	$2,412.6	$130.8	5.4%
Net operating income	$540.5	$478.3	$62.2	13.0%	$1,221.0	$1,074.6	$146.4	13.6%
Non-operating income (loss)	$369.1	$235.5	$133.6	n/m	$320.8	$306.2	$14.6	n/m
Net income to T. Rowe Price Group	$632.0	$505.2	$126.8	25.1%	$1,130.2	$995.7	$134.5	13.5%
Diluted earnings per common share	$2.88	$2.24	$0.64	28.6%	$5.10	$4.38	$0.72	16.4%
Weighted average common shares outstanding assuming dilution	214.2	220.4	(6.2)	(2.8)%	215.9	221.5	(5.6)	(2.5)%

Adjusted basis(3)
Operating expenses	$1,203.2	$1,147.2	$56.0	4.9%	$2,358.4	$2,282.3	$76.1	3.3%
Operating expenses, excluding accrued carried interest related compensation	$1,194.9	$1,133.9	$61.0	5.4%	$2,337.2	$2,265.1	$72.1	3.2%
Net operating income	$709.1	$614.4	$94.7	15.4%	$1,415.2	$1,255.0	$160.2	12.8%
Non-operating income (loss)	$38.5	$47.1	$(8.6)	(18.3)%	$69.4	$82.6	$(13.2)	(16.0)%
Net income to T. Rowe Price Group	$565.0	$506.8	$58.2	11.5%	$1,127.0	$1,016.1	$110.9	10.9%
Diluted earnings per common share	$2.57	$2.24	$0.33	14.7%	$5.09	$4.47	$0.62	13.9%

Assets under management (AUM) (in billions)
Average AUM	$1,837.7	$1,588.8	$248.9	15.7%	$1,806.9	$1,604.5	$202.4	12.6%
Ending AUM	$1,893.4	$1,676.8	$216.6	12.9%	$1,893.4	$1,676.8	$216.6	12.9%

Investment advisory annualized effective fee rate (EFR) (in bps)
EFR without performance-based fees	38.1	39.6	(1.5)	(3.8)%	38.3	39.8	(1.5)	(3.8)%
EFR with performance-based fees	38.2	39.7	(1.5)	(3.8)%	38.4	40.0	(1.6)	(4.0)%
(1) n/m - the percentage change is not meaningful.
(2) Capital allocation-based income represents the change in accrued carried interest.
(3) See the reconciliation to the comparable U.S. GAAP measures at the end of the Results of Operations section of this Management's Discussion and Analysis.

Results Overview - Quarter ended June 30, 2026

Net revenues consist of investment advisory revenues; performance-based advisory fees; capital allocation-based income; and administrative, distribution, servicing, and other fees. More than 90% of our net revenues are related to investment advisory fees. Total net revenues were $1,907.4 million in the second quarter of 2026, a 10.7% increase over $1,723.3 million in the second quarter of 2025. The increase was primarily driven by an 11.3% increase in investment advisory fee revenue as higher overall markets increased average assets under management by 15.7%.

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
20

Operating expenses on a U.S. GAAP basis were $1,366.9 million in the second quarter of 2026, a 9.8% increase over the comparable 2025 period. On a non-GAAP basis, adjusted operating expenses were $1,203.2 million, a 4.9% increase over the comparable 2025 period.

Compared to the second quarter of 2025, about 50% of the increase in U.S. GAAP operating expenses during the second quarter of 2025 was due to higher compensation expense related to deferred compensation liabilities, as stronger markets increased the investment values the liabilities are indexed against. Additionally, higher compensation and related benefits, distribution and servicing costs, technology, occupancy and facilities costs, and general, administrative, and other costs also contributed to the increase in U.S. GAAP operating expenses and were the main drivers of the increase in adjusted operating expenses compared to the 2025 period. The market-related impacts on the deferred compensation liabilities are not included in our adjusted operating expenses as these liabilities are economically hedged which is reflected in non-operating income (loss). See the GAAP to non-GAAP reconciliation at the end of the Results of Operations section of this Management's Discussion and Analysis.

Operating margin in the second quarter of 2026 was 28.3% on a U.S. GAAP basis, compared to 27.8% earned in the second quarter of 2025. The increase in our operating margin for the second quarter of 2026 compared to the 2025 period was driven by net revenue growth outpacing operating expense growth primarily due to higher investment advisory fees.

Diluted earnings per share was $2.88 for the second quarter of 2026 compared to $2.24 for the second quarter of 2025. The increase was primarily driven by higher net investment gains and higher operating income compared to the 2025 period.

On a non-GAAP basis, adjusted diluted earnings per share was $2.57 for the second quarter of 2026 compared to $2.24 for the second quarter of 2025. The increase was primarily due to higher adjusted operating income compared to the 2025 period.

Results Overview - Year-to-Date ended June 30, 2026
Net revenues consist of investment advisory revenues; performance-based advisory fees; capital allocation-based income; and administrative, distribution, servicing, and other fees. More than 90% of our net revenues for the six months ended June 30, 2026 were related to investment advisory fees. Total net revenues were $3,764.4 million in the six months ended June 30, 2026, a 7.9% increase over $3,487.2 million in the 2025 period. The increase was primarily driven by an 8.3% increase in investment advisory fee revenue as average assets under management increased by 12.6%.

Operating expenses were $2,543.4 million in the six months ended June 30, 2026 compared with $2,412.6 million in the 2025 period. On a non-GAAP basis, adjusted operating expenses for the six months ended June 30, 2026 increased 3.3% to $2,358.4 million compared to the 2025 period.

Compared to the six months ended June 30, 2025, the primarily drivers of the increase in U.S. GAAP and non-GAAP operating expenses during the six months ended June 30, 2026 were higher technology and facility costs, compensation and related benefits costs, and distribution and servicing costs partially offset by lower advertising and promotion costs. The increase in U.S. GAAP operating expenses was also impacted by higher compensation expense related to the deferred compensation liabilities driven by stronger markets and the restructuring charge recognized in the second quarter of 2026. These costs are not included in our adjusted operating expenses. See the GAAP to non-GAAP reconciliation at the end of the Results of Operations section of this Management's Discussion and Analysis.

Operating margin in the six months ended June 30, 2026 was 32.4% on a U.S. GAAP basis, compared to 30.8% earned in the 2025 period. The increase in our U.S. GAAP operating margin for the six months ended June 30, 2026 compared to the 2025 period was primarily driven by net revenue growth outpacing operating expense growth.

Diluted earnings per share was $5.10 for the six months ended June 30, 2026 compared to $4.38 for the six months ended June 30, 2025. The increase was driven by higher operating income, lower weighted average shares outstanding, and higher net investment gains compared to the 2025 period.

20

On a non-GAAP basis, adjusted diluted earnings per share was $5.09 for the six months ended June 30, 2026 as compared to $4.47 for the 2025 period. The increase was primarily due to higher adjusted operating income and lower weighted average shares outstanding.

Net revenues

	Three months ended		Q2 2026 vs. Q2 2025		Six months ended		YTD 2026 vs. YTD 2025
(in millions)	6/30/2026	6/30/2025	$ Change	% Change(1)	6/30/2026	6/30/2025	$ Change	% Change(1)
Investment advisory fees
Equity	$1,011.9	$923.6	$88.3	9.6%	$1,986.6	$1,882.8	$103.8	5.5%
Fixed income, including money market	113.5	105.5	8.0	7.6%	225.3	209.1	16.2	7.7%
Multi-asset	529.5	455.9	73.6	16.1%	1,038.6	910.6	128.0	14.1%
Alternatives	89.9	82.6	7.3	8.8%	177.3	163.5	13.8	8.4%
	1,744.8	1,567.6	177.2	11.3%	3,427.8	3,166.0	261.8	8.3%

Performance-based advisory fees	6.5	6.4	0.1	1.6%	14.0	16.8	(2.8)	(16.7)%

Capital allocation-based income
Change in accrued carried interest	15.2	36.5	(21.3)	(58.4)%	46.5	45.7	0.8	1.8%
Acquisition-related amortization and impairments	(3.3)	(36.9)	33.6	n/m	(6.5)	(47.3)	40.8	n/m
	11.9	(0.4)	12.3	n/m	40.0	(1.6)	41.6	n/m

Administrative, distribution, servicing, and other fees
Administrative and other fees	122.1	128.7	(6.6)	(5.1)%	238.7	263.4	(24.7)	(9.4)%
Distribution and servicing fees	22.1	21.0	1.1	5.2%	43.9	42.6	1.3	3.1%
	144.2	149.7	(5.5)	(3.7)%	282.6	306.0	(23.4)	(7.6)%
Net revenues	$1,907.4	$1,723.3	$184.1	10.7%	$3,764.4	$3,487.2	$277.2	7.9%

Average AUM (in billions):
Equity	$886.6	$784.4	$102.2	13.0%	$873.9	$805.3	$68.6	8.5%
Fixed income, including money market	219.0	198.0	21.0	10.6%	216.4	194.8	21.6	11.1%
Multi-asset	671.2	552.5	118.7	21.5%	656.6	551.1	105.5	19.1%
Alternatives	60.9	53.9	7.0	13.0%	60.0	53.3	6.7	12.6%
Average AUM	$1,837.7	$1,588.8	$248.9	15.7%	$1,806.9	$1,604.5	$202.4	12.6%

Ending AUM (in billions)	$1,893.4	$1,676.8	$216.6	12.9%	$1,893.4	$1,676.8	$216.6	12.9%

Investment advisory annualized effective fee rate (EFR) (in bps)
EFR without performance-based fees	38.1	39.6	(1.5)	(3.8)%	38.3	39.8	(1.5)	(3.8)%
EFR with performance-based fees	38.2	39.7	(1.5)	(3.8)%	38.4	40.0	(1.6)	(4.0)%
(1) n/m - the percentage change is not meaningful.

Investment advisory fees in the second quarter of 2026 increased 11.3% over the comparable 2025 quarter as average assets under management increased $248.9 billion or 15.7%, to $1,837.7 billion. For the six months ended June 30, 2026, investment advisory revenues increased 8.3% over the comparable 2025 period as average assets under management increased $202.4 billion, or 12.6%, to $1,806.9 billion.

The average annualized effective fee rate earned for the three- and six-month periods ended June 30, 2026 declined from the comparable 2025 periods due to client flows and transfers creating a mix shift in assets under management toward lower fee products and asset classes partially offset by market appreciation.

Performance-based advisory fees in the second quarter of 2026 and 2025 were primarily earned from alternative
20

strategies. For the six months ended June 30, 2026, fees were primarily earned from alternative strategies, while for the comparable period of 2025, they were earned on both alternative and equity strategies.

Capital allocation-based income includes the change in accrued carried interest along with acquisition-related amortization and impairments. In the second quarter of 2026, accrued carried interest increased net revenues by $15.2 million, compared to $36.5 million in the 2025 period, reflecting weaker relative investment performance in credit strategies. Capital allocation-based income for the second quarter of 2026 also includes carried interest earned on our late stage venture fund. For the six months ended June 30, 2026, accrued carried interest increased net revenues by $46.5 million compared to $45.7 million for the 2025 period. The decrease in acquisition-related amortization and impairments from the comparable 2025 periods was due to impairments recognized in the 2025 periods that did not recur. We realized carried interest of $8.2 million and $49.2 million in the three- and six-month periods ended June 30, 2026, respectively, compared to $10.9 million and $54.0 million in the 2025 periods, respectively.

A portion of the capital allocation-based income is passed through to certain associates as compensation and the related expense is recognized in compensation and related costs with the unpaid amount reported as non-controlling interest on the unaudited consolidated balance sheet.

Administrative, distribution, servicing, and other fees in the second quarter of 2026 were $144.2 million, a decrease of $5.5 million, or 3.7%, from the comparable 2025 quarter. For the six months ended June 30, 2026, these fees were $282.6 million, a decrease of $23.4 million, or 7.6%, from the 2025 period. The decreases primarily reflect the reporting change implemented in the third quarter of 2025, in which revenue earned from managed account - model delivery assets and certain other advisory services began being reported within investment advisory fees, along with lower recordkeeping fees. For the quarterly comparison, these decreases were partially offset by the timing of cost reimbursements from our U.S. mutual funds.

Our net revenues reflect the elimination of advisory and administrative fee revenue earned from our consolidated investment products. The corresponding expenses recognized by these products, and consolidated in our financial statements, were also eliminated from operating expenses. For the second quarter, we eliminated net revenue of $1.6 million in 2026 and $1.4 million in 2025. For the six months ended June 30, we eliminated net revenue of $2.7 million in 2026 and $2.8 million in 2025.

20

Operating expenses

	Three months ended		Q2 2026 vs. Q2 2025		Six months ended		YTD 2026 vs. YTD 2025
(in millions)	6/30/2026	6/30/2025	$ Change	% Change(1)	6/30/2026	6/30/2025	$ Change	% Change(1)
Compensation, benefits, and related costs	$675.9	$648.8	$27.1	4.2%	$1,331.0	$1,306.7	$24.3	1.9%
Acquisition-related retention agreements	14.2	14.1	0.1	0.7%	28.4	28.3	0.1	0.4%
Capital allocation-based income compensation(2)	6.8	(1.5)	8.3	n/m	18.2	(1.9)	20.1	n/m
Market-related change in deferred compensation liabilities	126.5	66.3	60.2	n/m	105.5	59.1	46.4	78.5%
Total compensation and related costs	823.4	727.7	95.7	13.2%	1,483.1	1,392.2	90.9	6.5%

Distribution and servicing costs	106.1	92.5	13.6	14.7%	205.4	186.1	19.3	10.4%
Advertising and promotion costs	20.3	29.9	(9.6)	(32.1)%	38.7	56.0	(17.3)	(30.9)%
Product and recordkeeping related costs	83.1	74.8	8.3	11.1%	157.4	158.6	(1.2)	(0.8)%
Technology, occupancy, and facility costs(3)	205.9	195.0	10.9	5.6%	410.3	376.2	34.1	9.1%
General, administrative, and other costs(3)	104.9	93.9	11.0	11.7%	197.3	183.6	13.7	7.5%
Acquisition-related amortization and impairment costs	16.5	31.2	(14.7)	(47.1)%	34.5	59.9	(25.4)	(42.4)%
Restructuring charge	6.7	—	6.7	n/m	16.7	—	16.7	n/m
Total operating expenses	$1,366.9	$1,245.0	$121.9	9.8%	$2,543.4	$2,412.6	$130.8	5.4%

Total adjusted operating expenses(4)	$1,203.2	$1,147.2	$56.0	4.9%	$2,358.4	$2,282.3	$76.1	3.3%
(1) n/m - The percentage change is not meaningful.
(2) Capital allocation-based income compensation represents the compensation related to the change in accrued carried interest along with acquisition-related, non-cash amortization and impairments.
(3) In Q1 2026, we implemented a reporting change the moved technology-related professional fees and servicing costs from general, administrative, and other costs to technology, occupancy, and facilities costs to better align with the nature of the expenses following the outsourcing and expansion of our technology capabilities through trusted vendor partnerships. Prior periods were recast to reflect this change. The amounts reclassified for the three- and six-month periods ended June 30, 2025 were $15.5 million and $29.1 million.
(4) See the reconciliation to the comparable U.S. GAAP measures at the end of the Results of Operations section of this Management's Discussion and Analysis.

Compensation, benefits, and related costs were $675.9 million for the second quarter of 2026, an increase of $27.1 million, or 4.2%, compared to the 2025 quarter. For the six months ended June 30, 2026, these costs were $1,331.0 million, an increase of $24.3 million, or 1.9%, compared to the 2025 period. The increases in both periods were primarily due to a higher interim bonus accrual partially offset by lower salaries and related benefits.

The average associate headcount for the second quarter of 2026 was 7,535, a decrease of 6.6% compared to the 2025 period. For the six months ended June 30, 2026, average associate headcount was 7,582, a decrease of 6.3% compared to the 2025 period.The firm employed 7,544 associates at June 30, 2026, a decrease of 2.9% from the end of 2025.

Distribution and servicing costs were $106.1 million for the second quarter of 2026, an increase of $13.6 million, or 14.7%, from $92.5 million recognized in the 2025 quarter. For the six months ended June 30, 2026, these costs were $205.4 million, an increase of 10.4%, from $186.1 million recognized in the comparable 2025 period. The increases in both periods were primarily driven by higher average assets under management distributed through intermediaries.

The costs in this expense category include amounts paid to third-party intermediaries that source the assets of certain share classes of our U.S. mutual funds, ETFs, and certain international products, such as our Japanese ITMs and SICAVs. These costs are offset entirely by the investment advisory revenue we earn from these products,
20

or in the case of the Advisor and R share classes of the U.S. mutual funds, 12(b)-(1) fees recognized in administrative, distribution, servicing, and other fees.

Advertising and promotion costs were $20.3 million in the second quarter of 2026, a decrease of $9.6 million, or 32.1%, compared to the $29.9 million recognized in the 2025 quarter. For the six months ended June 30, 2026, these costs were $38.7 million, a decrease of $17.3 million, or 30.9%, compared to $56.0 million recognized in the 2025 period. The decreases in both periods were primarily due to lower media spend and agency costs.

Product and recordkeeping related costs were $83.1 million in the second quarter of 2026, an increase of $8.3 million, or 11.1%, compared to the $74.8 million recognized in the 2025 quarter. For the six months ended June 30, 2026, these costs were $157.4 million, a decrease of $1.2 million, or 0.8%, compared to $158.6 million recognized in the 2025 period. The increase for the second quarter of 2026 over the comparable 2025 period was primarily due to the timing of costs reimbursed by our U.S. mutual funds. The offsetting reimbursement is recognized in administrative, distribution, servicing, and other fees revenue.

Technology, occupancy, and facility costs were $205.9 million in the second quarter of 2026, an increase of $10.9 million, or 5.6%, compared to the $195.0 million recognized in the 2025 quarter. For the six months ended June 30, 2026, these costs were $410.3 million, an increase of $34.1 million, or 9.1%, compared with $376.2 million recognized in the 2025 period. The increases in both periods were primarily due to higher technology costs, including, hosted solutions, cloud services,and depreciation, and our decision in the prior year to outsource certain technology capabilities which were partially offset by a reduction in compensation expenses.

General, administrative, and other expenses were $104.9 million in the second quarter of 2026, an increase of $11.0 million, or 11.7%, compared to the $93.9 million recognized in the 2025 quarter. For the six months ended June 30, 2026, these costs were $197.3 million, an increase of $13.7 million, or 7.5%, compared with $183.6 million recognized in the 2025 period. The increase was primarily due to higher travel costs and certain non-recurring administrative costs.

Acquisition-related amortization and impairment costs. As part of the purchase accounting for our acquisitions, we identified and separately recognized, at fair value, certain intangible assets. During the three- and six-month periods ended June 30, 2026, we recognized $16.5 million and $34.5 million, respectively, in amortization and impairments compared to $31.2 million and $59.9 million, respectively, in the comparable 2025 periods. The decreases primarily reflect amortization and impairments recognized over time, which reduced the remaining carrying value of the related definite-lived intangibles as well as impairments recognized in 2025 that did not recur in the 2026 period.

Restructuring charge of $6.7 million and $16.7 million for the three- and six-month periods ended June 30, 2026, respectively, relates to actions taken under our previously announced broad and ongoing expense management program, which is designed to reduce expense growth and realign resources to support investment in existing and future capabilities. The charge reflects compensation‑related costs, primarily severance.

20

Non-operating income (loss)

The following table details the components of non-operating income (loss) for both the three- and six-month periods ended June 30, 2026 and 2025.

	Three months ended		Six months ended
(in millions)	6/30/2026	6/30/2025	6/30/2026	6/30/2025
Net gains (losses) from non-consolidated investment products
Cash and discretionary investments
Dividend income	$37.7	$33.8	$71.9	$64.2
Market-related gains (losses) and equity in earnings (losses)	0.7	13.3	(2.6)	17.5
Total cash and discretionary investments	38.4	47.1	69.3	81.7
Seed capital investments
Dividend income	0.6	0.2	1.6	0.4
Market-related gains (losses) and equity in earnings (losses)	66.1	36.8	54.9	25.5
Total seed capital investments	66.7	37.0	56.5	25.9
Total cash, discretionary, and seed investments	105.1	84.1	125.8	107.6
Net gains (losses) recognized upon deconsolidation	—	3.1	0.2	3.1
Investments used to hedge the deferred compensation liabilities	133.7	70.5	101.1	59.8
Total net gains (losses) from non-consolidated investment products	238.8	157.7	227.1	170.5
Other investment income	(1.4)	8.2	4.2	27.3
Net gains (losses) on investments	237.4	165.9	231.3	197.8
Net gains (losses) on consolidated investment products	132.6	78.6	91.2	110.5
Other gains (losses), including foreign currency gains (losses)	(0.9)	(9.0)	(1.7)	(2.1)
Non-operating income (loss)	$369.1	$235.5	$320.8	$306.2

Adjusted non-operating income (loss)(1)	$38.5	$47.1	$69.4	$82.6
(1) See the reconciliation to the comparable U.S. GAAP measures at the end of the Results of Operations section of this Management's Discussion and Analysis.

On a non-GAAP basis, adjusted non-operating income (loss) consists of investment gains/losses generated from our cash and discretionary investment portfolio. Lower investment gains during the three- and six-month periods ended June 30, 2026 compared to the 2025 period was primarily due to portfolio rebalancing resulting in less equity exposure in discretionary investments partially offset by higher dividend income from higher cash and discretionary investment balances.

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

	Three months ended		Six months ended
(in millions)	6/30/2026	6/30/2025	6/30/2026	6/30/2025
Operating expenses reflected in net operating income	$(2.8)	$(2.4)	$(5.5)	$(4.9)
Net investment income (loss) reflected in non-operating income	132.6	78.6	91.2	110.5
Impact on income before taxes	$129.8	$76.2	$85.7	$105.6

Net income (loss) attributable to our interest in the consolidated investment products	$66.4	$25.3	$36.4	$40.1
Net income (loss) attributable to redeemable non-controlling interests (unrelated third-party investors)	63.4	50.9	49.3	65.5
Impact on income before taxes	$129.8	$76.2	$85.7	$105.6

20

Provision for income taxes

The GAAP effective tax rate for the second quarter of 2026 was 23.5% compared with 22.1% in the second quarter of 2025. These quarterly rates were the result of an overall year-to-date rate of 23.5% for 2026 and 23.1% for 2025. The following table reconciles the statutory federal income tax rate to our effective tax rate on a U.S. GAAP basis for the six months ended June 30, 2026 and 2025:

	Six months ended
	6/30/2026	6/30/2025
Statutory U.S. federal income tax rate	21.0%	21.0%
State income taxes, net of federal income tax benefits	2.6	2.7
Net (income) losses attributable to redeemable non-controlling interests(1)	(0.6)	(0.8)
Net excess tax benefits from stock-based compensation plans activity	(0.1)	(0.2)
Valuation allowances	(0.3)	(0.2)
Other items	0.9	0.6
Effective income tax rate	23.5%	23.1%

Adjusted effective tax rate	24.1%	24.0%
(1) Net income attributable to redeemable non-controlling interests represents the portion of earnings held in our consolidated investment products that are not taxable to us despite being included in pre-tax income.

The adjusted effective tax rate primarily adjusts for the impact of the consolidated investment products, including the net income attributable to redeemable non-controlling interests. The adjusted effective tax rate for the six months ended June 30, 2026 remained consistent with the 2025 period. The increase in the U.S. GAAP effective tax rate was primarily related to the net income attributable to redeemable non-controlling interests which is not taxable to the firm.

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

The following schedules reconcile certain U.S. GAAP financial measures to non-GAAP financial measures for the three months ended June 30, 2026 and 2025.

20

	Three months ended 6/30/2026
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(6)	Net income attributable to T. Rowe Price Group, Inc.	Diluted earnings per share(7)
U.S. GAAP Basis (FS line item)	$1,366.9	$540.5	$369.1	$214.2	$632.0	$2.88
Non-GAAP adjustments:
Acquisition-related:
Investment and NCI amortization and impairments(1) (Capital allocation-based income and Compensation and related costs)	1.5	1.8	—	0.4	1.4	—
Acquisition-related retention arrangements(1) (Compensation and related costs)	(14.2)	14.2	—	3.5	10.7	0.05
Intangible assets amortization and impairments(1)	(16.5)	16.5	—	4.0	12.5	0.06
Total acquisition-related	(29.2)	32.5	—	7.9	24.6	0.11
Deferred compensation liabilities(2) (Compensation and related costs)	(126.5)	126.5	(133.7)	(1.7)	(5.5)	(0.03)
Restructuring charge(3)	(6.7)	6.7	—	2.1	4.6	0.02
Consolidated investment products(4)	(1.3)	2.9	(132.6)	(24.2)	(42.1)	(0.19)
Other non-operating income(5)	—	—	(64.3)	(15.7)	(48.6)	(0.22)
Adjusted Basis	$1,203.2	$709.1	$38.5	$182.6	$565.0	$2.57

	Three months ended 6/30/2025
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(6)	Net income attributable to T. Rowe Price Group, Inc.	Diluted earnings per share(7)
U.S. GAAP Basis (FS line item)	$1,245.0	$478.3	$235.5	$157.7	$505.2	$2.24
Non-GAAP adjustments:
Acquisition-related:
Investment and NCI amortization and impairments(1) (Capital allocation-based income and Compensation and related costs)	14.8	22.1	—	5.2	16.9	0.07
Acquisition-related retention arrangements(1) (Compensation and related costs)	(14.1)	14.1	—	3.3	10.8	0.05
Intangible assets amortization and impairments(1)	(31.2)	31.2	—	7.3	23.9	0.11
Total acquisition-related	(30.5)	67.4	—	15.8	51.6	0.23
Deferred compensation liabilities(2) (Compensation and related costs)	(66.3)	66.3	(70.5)	(1.0)	(3.2)	(0.02)
Consolidated investment products(4)	(1.0)	2.4	(78.6)	(8.6)	(16.7)	(0.07)
Other non-operating income(5)	—	—	(39.3)	(9.2)	(30.1)	(0.14)
Adjusted Basis	$1,147.2	$614.4	$47.1	$154.7	$506.8	$2.24

20

The following schedules reconcile certain U.S. GAAP financial measures to non-GAAP financial measures for the six months ended June 30, 2026 and 2025.

	Six months ended 6/30/2026
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(6)	Net income attributable to T. Rowe Price Group, Inc.	Diluted earnings per share(7)
U.S. GAAP Basis (FS line item)	$2,543.4	$1,221.0	$320.8	$362.3	$1,130.2	$5.10
Non-GAAP adjustments:
Acquisition-related:
Investment and NCI amortization and impairments(1) (Capital allocation-based income and Compensation and related costs)	3.0	3.5	—	0.9	2.6	0.01
Acquisition-related retention arrangements(1) (Compensation and related costs)	(28.4)	28.4	—	7.6	20.8	0.09
Intangible assets amortization and impairments(1)	(34.5)	34.5	—	9.4	25.1	0.12
Total acquisition-related	(59.9)	66.4	—	17.9	48.5	0.22
Deferred compensation liabilities(2) (Compensation and related costs)	(105.5)	105.5	(101.1)	1.7	2.7	0.01
Restructuring charge(3)	(16.7)	16.7	—	5.1	11.6	0.05
Consolidated investment products(4)	(2.9)	5.6	(91.2)	(15.2)	(21.1)	(0.09)
Other non-operating income(5)	—	—	(59.1)	(14.2)	(44.9)	(0.20)
Adjusted Basis	$2,358.4	$1,415.2	$69.4	$357.6	$1,127.0	$5.09

	Six months ended 6/30/2025
	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(6)	Net income attributable to T. Rowe Price Group, Inc.	Diluted earnings per share(7)
U.S. GAAP Basis (FS line item)	$2,412.6	$1,074.6	$306.2	$319.6	$995.7	$4.38
Non-GAAP adjustments:
Acquisition-related:
Investment and NCI amortization and impairments(1) (Capital allocation-based income and Compensation and related costs)	19.1	28.2	—	6.4	21.8	0.10
Acquisition-related retention arrangements(1) (Compensation and related costs)	(28.3)	28.3	—	6.3	22.0	0.10
Intangible assets amortization and impairments(1)	(59.9)	59.9	—	13.2	46.7	0.20
Total acquisition-related	(69.1)	116.4	—	25.9	90.5	0.40
Deferred compensation liabilities(2) (Compensation and related costs)	(59.1)	59.1	(59.8)	(0.3)	(0.4)	—
Consolidated investment products(4)	(2.1)	4.9	(110.5)	(11.6)	(28.5)	(0.13)
Other non-operating income(5)	—	—	(53.3)	(12.1)	(41.2)	(0.18)
Adjusted Basis	$2,282.3	$1,255.0	$82.6	$321.5	$1,016.1	$4.47

(1)    These non-GAAP adjustments remove the impact of acquisition-related amortization of intangible assets, amortization of acquired investment and non-controlling interest basis differences and amortization of compensation-related arrangements. We believe adjusting for these charges helps the reader's ability to understand our core operating results and increases comparability period to period.

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
20

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

(6)    The income tax impacts were calculated in order to achieve an overall year-to-date non-GAAP effective tax rate of 24.1% in 2026 and 24.0% in 2025. As such, the non-GAAP effective tax rate for the second quarter was 24.4% in 2026 and 23.4% in 2025.

(7)    This non-GAAP measure was calculated by applying the two-class method to adjusted net income attributable to
    T. Rowe Price Group divided by the weighted-average common shares outstanding assuming dilution. The calculation of adjusted net income allocated to common stockholders is as follows:

	Three months ended		Six months ended
(in millions)	6/30/2026	6/30/2025	6/30/2026	6/30/2025
Adjusted net income attributable to T. Rowe Price Group, Inc.	$565.0	$506.8	$1,127.0	$1,016.1
Less: adjusted net income allocated to outstanding restricted stock and stock unit holders	14.2	12.5	28.3	25.4
Adjusted net income allocated to common stockholders	$550.8	$494.3	$1,098.7	$990.7

CAPITAL RESOURCES AND LIQUIDITY.

Sources of Liquidity

We have ample liquidity, including cash and investments in T. Rowe Price products, as follows:

(in millions)	6/30/2026	12/31/2025
Cash and cash equivalents	$3,234.3	$3,378.2
Discretionary investments	1,158.0	463.7
Total cash and discretionary investments	4,392.3	3,841.9
Redeemable seed capital investments	1,222.0	1,144.1
Investments used to hedge the deferred compensation liabilities	1,378.0	1,317.3
Total cash and investments in T. Rowe Price products attributable to T. Rowe Price Group	$6,992.3	$6,303.3

Our discretionary investment portfolio is primarily comprised of short duration bond funds, which typically yield higher than money market rates. Our subsidiaries outside the United States held cash and discretionary investments of $882.3 million at June 30, 2026 and $730.6 million at December 31, 2025. Given the availability of our financial resources and cash expected to be generated through future operations, we do not maintain an available external source of additional liquidity.

Our seed capital investments are redeemable, although we generally expect to be invested for several years for the products to build an investment performance history and until unrelated third-party investors substantially reduce our relative ownership percentage.

The cash and investment presentation on the unaudited consolidated balance sheet is based on the accounting treatment for the cash equivalent or investment item. The following table details how T. Rowe Price Group, Inc.’s interests in cash and investments relate to where they are presented on the unaudited consolidated balance sheet as of June 30, 2026.
20

(in millions)	Cash and cash equivalents	Investments	Net assets of consolidated investment products(1)	Total
Cash and discretionary investments	$3,234.3	$1,127.9	$30.1	$4,392.3
Redeemable seed capital investments	—	347.1	874.9	1,222.0
Investments used to hedge the deferred compensation liabilities	—	1,286.4	91.6	1,378.0
Total cash and investments in T. Rowe Price products attributable to T. Rowe Price Group	3,234.3	2,761.4	996.6	6,992.3
Investments in affiliated private investment funds(2)	—	751.2	—	751.2
Investments in affiliated collateralized loan obligations	—	21.2	18.8	40.0
Investment in UTI and other investments	—	556.4	—	556.4
Total cash and investments attributable to T. Rowe Price Group	3,234.3	4,090.2	1,015.4	8,339.9
Redeemable non-controlling interests	—	—	1,009.3	1,009.3
As reported on the consolidated balance sheet at June 30, 2026	$3,234.3	$4,090.2	$2,024.7	$9,349.2
(1) The consolidated T. Rowe Price investment products are generally those products we provided seed capital at the time of their formation and we have a controlling interest. These products generally represent U.S. mutual funds, ETFs, and funds regulated outside the U.S. The $1,015.4 million represents the total value at June 30, 2026 of our interest in the consolidated T. Rowe Price investment products. The total net assets of the T. Rowe Price investment products at June 30, 2026 of $2,024.7 million includes assets of $2,477.2 million, less liabilities of $452.5 million as reflected in our unaudited consolidated balance sheets.
(2) Includes $161.0 million of non-controlling interests in consolidated entities and represents the portion of these investments, held by related parties, that we cannot sell in order to obtain cash for general operations.

Our unaudited consolidated balance sheet reflects the cash and cash equivalents, investments, other assets and liabilities of those investment products we consolidate, as well as redeemable non-controlling interests for the portion of these investment products that are held by unrelated third-party investors. Although we can redeem our net interest in these investment products at any time, we cannot directly access or sell the assets held by the products to obtain cash for general operations. Additionally, the assets of these investment products are not available to our general creditors. Our interest in these sponsored investment products is generally used as initial seed capital and is recategorized as discretionary when it is determined by management that the seed capital is no longer needed. We assess the discretionary investment products and, when we decide to liquidate our interest, we seek to do so in a way so as to not impact the product and, ultimately, the unrelated third-party investors.

Uses of Liquidity

We increased our quarterly recurring dividend per common share in February 2026 by 2.4% to $1.30 per common share from $1.27 per common share. Further, we expended $497.5 million in the first half of 2026 to repurchase 5.3 million shares of our outstanding common stock, at an average price of $94.44 per share. These dividends and repurchases were expended using existing cash balances and cash generated from operations. While opportunistic in our approach to stock buybacks, we will generally repurchase our common stock over time to offset the dilution created by our equity-based compensation plans.

Since the end of 2023, we have returned $4.3 billion to stockholders through stock repurchases and regular quarterly dividends, as follows:

(in millions)	Recurring dividend	Stock repurchases	Total returned to stockholders
2024	$1,135.2	$334.5	$1,469.7
2025	1,143.4	624.6	1,768.0
Six months ended June 30, 2026	572.3	497.5	1,069.8
Total	$2,850.9	$1,456.6	$4,307.5

20

We anticipate property, equipment, software and other capital expenditures, including internal labor capitalization, for the full-year 2026 to be about $270 million, of which nearly all is planned for technology initiatives. We expect to fund our anticipated capital expenditures with operating cash flows and other available resources.

20

Cash Flows

The following table summarizes the cash flows for the six months ended June 30, 2026 and 2025, that are attributable to T. Rowe Price Group, Inc., our consolidated investment products, and the related eliminations required in preparing the statement.

	Six months ended
	6/30/2026				6/30/2025
(in millions)	Cash flow attributable to T. Rowe Price Group, Inc.	Cash flow attributable to consolidated sponsored investment products	Elims	As reported	Cash flow attributable to T. Rowe Price Group, Inc.	Cash flow attributable to consolidated sponsored investment products	Elims	As reported
Cash flows from operating activities
Net income (loss)	$1,130.2	$85.7	$(36.4)	$1,179.5	$995.7	$105.6	$(40.1)	$1,061.2
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, amortization and impairments of property, equipment and software	139.3	—	—	139.3	132.9	—	—	132.9
Amortization and impairment of acquisition-related assets and retention agreements	66.4	—	—	66.4	116.4	—	—	116.4
Stock-based compensation expense	89.8	—	—	89.8	96.9	—	—	96.9
Net (gains) losses recognized on investments	(233.1)	—	36.4	(196.7)	(213.9)	—	40.1	(173.8)
Total non-cash adjustments	62.4	—	36.4	98.8	132.3	—	40.1	172.4
Net redemptions in sponsored investment products used to economically hedge supplemental savings plan liability	39.4	—	15.4	54.8	45.8	—	25.5	71.3
Net change in trading securities held by consolidated sponsored investment products	—	(547.4)	—	(547.4)	—	(409.5)	—	(409.5)
Other changes	533.0	28.3	(5.4)	555.9	272.6	(2.1)	(3.1)	267.4
Net cash provided by (used in) operating activities	1,765.0	(433.4)	10.0	1,341.6	1,446.4	(306.0)	22.4	1,162.8
Net cash provided by (used in) investing activities	(822.5)	(0.7)	105.8	(717.4)	(144.9)	(1.1)	89.2	(56.8)
Net cash provided by (used in) financing activities	(1,086.4)	471.6	(115.8)	(730.6)	(892.4)	316.7	(111.6)	(687.3)
Effect of exchange rate changes on cash and cash equivalents of consolidated sponsored investment products	—	(1.3)	—	(1.3)	—	(1.1)	—	(1.1)
Net change in cash and cash equivalents during period	(143.9)	36.2	—	(107.7)	409.1	8.5	—	417.6
Cash and cash equivalents at beginning of year	3,378.2	39.1	—	3,417.3	2,649.8	63.1	—	2,712.9
Cash and cash equivalents at end of period	$3,234.3	$75.3	$—	$3,309.6	$3,058.9	$71.6	$—	$3,130.5
20

Operating Activities
Operating activities attributable to T. Rowe Price Group during the first half of 2026 provided cash flows of $1,765.0 million, an increase of $318.6 million from $1,446.4 million provided during the 2025 period. The increase was primarily driven by a $260.4 million increase in cash flows related to timing differences associated with the cash settlement of our assets and liabilities, a $134.5 million increase in net income, and a $69.9 million decrease in the add-back for non-cash items as detailed in the table above. These increases were partially offset by a $6.4 million decrease in proceeds received from net redemptions of investments that economically hedge our supplemental savings plan liability compared to the 2025 period. The remaining change in reported cash flows from operating activities was attributable to the net change in trading securities held in our consolidated investment products’ underlying portfolios.

Our interim operating cash flows does not include the cash impact of variable compensation that is accrued throughout the year before being substantially paid out in December.

Investing Activities
Net cash used in investing activities that were attributable to T. Rowe Price Group totaled $822.5 million in 2026 compared with net cash used in investing activities of $144.9 million in 2025. During 2026, we had net purchases of investments of $664.7 million compared to net proceeds from the sale of investments of $20.3 million during the 2025 period. In 2026, we had net cash used in other investing activities of $29.4 million compared to $21.0 million in the 2025 period. The 2026 amount reflects proceeds from the sale of certain buildings in our real estate portfolio. Additionally, our property and equipment expenditures decreased by $15.8 million compared to the 2025 period primarily due to the completion of our corporate headquarters build out in 2025. We eliminate our capital in those investment products we consolidate in preparing our consolidated statements of cash flows. The remaining change in reported cash flows from investing activities of $0.4 million is primarily related to a reduction in the net cash removed from our unaudited consolidated balance sheet from consolidating and deconsolidating investment products.

Financing Activities
Net cash used in financing activities attributable to T. Rowe Price Group totaled $1,086.4 million in 2026 compared with $892.4 million in 2025. In 2026, we used $500.8 million to repurchase 5.3 million shares compared to $326.1 million to repurchase 3.4 million shares in 2025. Cash flows generated from common stock issued under stock compensation plans decreased by $16.6 million during 2026 compared to 2025. Additionally, the $3.9 million decrease in dividends paid in 2026 was a result of share repurchases over the last year reducing shares outstanding, partially offset by a 2.4% increase in our quarterly dividend per share over prior year. The remaining change in reported cash flows from financing activities was primarily attributable to borrowings of debt of consolidated products of $217.8 million and a $67.1 million decrease in net subscriptions from redeemable non-controlling interest holders of our consolidated investment products during 2026.

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
20

Item 4. Controls and Procedures.

Our management, including our principal executive and principal financial officers, have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures as of June 30, 2026, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q quarterly report, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, have evaluated any change in our internal control over financial reporting that occurred during the second quarter of 2026, and has concluded that there was no change during the second quarter of 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

20

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

For information about our legal proceedings, please see our Commitments and Contingencies footnote to our unaudited consolidated financial statements in Part 1 of this Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes in the information provided in Item 1A of our Form 10-K Annual Report for 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchase activity during the second quarter of 2026 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1 - April 30	620,740	$90.21	618,031	7,889,590
May 1 - May 31	454,600	$102.49	454,600	7,434,990
June 1 - June 30	500,000	$107.32	500,000	6,934,990
Total	1,575,340	$99.19	1,572,631
*Amounts presented exclude estimated excise tax
Shares repurchased by us in a quarter may include repurchases conducted pursuant to publicly announced board authorization, outstanding shares surrendered to us to pay the exercise price in connection with swap exercises of stock options, and shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock awards. Of the total number of shares purchased during the second quarter of 2026, 2,709 shares were withheld to cover tax withholdings associated with the vesting of restricted stock awards.

The following table details the changes in and status of the Board of Directors’ outstanding publicly announced board authorization.

Authorization Dates	Maximum Number of Shares that May Yet Be Purchased at 4/1/2026	Total Number of Shares Purchased	Maximum Number of Shares that May Yet Be Purchased at 6/30/2026
December 2024	8,507,621	(1,572,631)	6,934,990

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

10.1
Amended and Restated Employment Agreement as of April 21, 2026 between T. Rowe Price Group, Inc. and Glenn R. August (Incorporated by reference from Current Report on Form 8-K filed on April 22, 2026).

10.2	T. Rowe Price Group, Inc. Value Creation Incentive Plan.

10.3	Oak Hill Advisors, L.P. 2026 Partner Cash Compensation Pool Plan.

15	Report from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

101	The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s unaudited consolidated interim financial statements and notes that are included in this Form 10-Q Report.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

20

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 31, 2026.

T. Rowe Price Group, Inc.

By: /s/ Jennifer B. Dardis
Vice President, Chief Financial Officer and Treasurer

20