Form 10-Q
period 2026-09-30
PRICE T ROWE GROUP INC
filed 2026-10-29
CIK 1113169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
______________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The number of shares outstanding of the issuer’s common stock ($0.20 par value), as of the latest practicable date, October 27, 2026, is 213,325,929.
The exhibit index is at Item 6 on page 46.

PART I - FINANCIAL INFORMATION
Item 1.Financial Statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	9/30/2026	12/31/2025
ASSETS
Cash and cash equivalents	$3,774.3	$3,378.2
Accounts receivable and accrued revenue	952.2	931.2
Investments	4,185.2	3,325.2
Assets of consolidated investment products ($2,063.0 million at September 30, 2026 and $1,596.1 million at December 31, 2025, related to variable interest entities)	2,624.0	1,951.0
Operating lease assets	359.8	382.9
Property, equipment and software, net	804.9	845.3
Intangible assets, net	232.5	274.2
Goodwill	2,642.8	2,642.8
Other assets	573.2	611.0
Total assets	$16,148.9	$14,341.8

LIABILITIES
Accounts payable and accrued expenses	$410.1	$352.7
Debt and liabilities of consolidated investment products ($484.5 million at September 30, 2026 and $14.2 million at December 31, 2025, related to variable interest entities)	554.4	21.3
Operating lease liabilities	418.6	447.2
Accrued compensation and related costs	862.2	235.7
Deferred compensation liabilities	1,255.4	1,176.8
Income taxes payable	35.6	54.9
Total liabilities	3,536.3	2,288.6

Commitments and contingent liabilities

Redeemable non-controlling interests	1,057.4	1,036.0

STOCKHOLDERS' EQUITY
Preferred stock, undesignated, $0.20 par value — authorized and unissued 20,000,000 shares	—	—
Common stock, $0.20 par value — authorized 750,000,000; issued 213,320,000 shares at September 30, 2026 and 218,565,000 at December 31, 2025	42.7	43.8
Additional capital in excess of par value	45.5	—
Retained earnings	11,344.8	10,866.8
Accumulated other comprehensive loss	(62.5)	(50.5)
Total stockholders' equity attributable to T. Rowe Price Group	11,370.5	10,860.1
Non-controlling interests in consolidated entities	184.7	157.1
Total permanent stockholders' equity	11,555.2	11,017.2
Total liabilities, redeemable non-controlling interests, and permanent stockholders' equity	$16,148.9	$14,341.8

The accompanying notes are an integral part of these statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	Three months ended		Nine months ended
	9/30/2026	9/30/2025	9/30/2026	9/30/2025
Revenues
Investment advisory fees	$1,796.4	$1,698.7	$5,224.2	$4,864.7
Performance-based advisory fees	7.3	6.4	21.3	23.2
Capital allocation-based income	59.9	42.0	99.9	40.4
Administrative, distribution, servicing, and other fees	141.3	146.4	423.9	452.4
Net revenues	2,004.9	1,893.5	5,769.3	5,380.7

Operating expenses
Compensation and related costs	703.5	714.3	2,186.6	2,106.5
Distribution and servicing costs	111.0	95.8	316.4	281.9
Advertising and promotion costs	21.7	21.3	60.4	77.3
Product and recordkeeping related costs	79.3	78.7	236.7	237.3
Technology, occupancy, and facility costs	205.1	197.3	615.4	573.5
General, administrative, and other costs	95.5	87.6	292.8	271.2
Acquisition-related amortization, impairments, and other costs	15.0	26.8	49.5	86.7
Restructuring charge	4.0	28.5	20.7	28.5
Total operating expenses	1,235.1	1,250.3	3,778.5	3,662.9

Net operating income	769.8	643.2	1,990.8	1,717.8

Non-operating income
Net gains on investments	32.3	161.2	263.6	359.0
Net gains (losses) on consolidated investment products	(18.0)	72.6	73.2	183.1
Other gains, including foreign currency gains	3.3	4.6	1.6	2.5
Total non-operating income	17.6	238.4	338.4	544.6

Income before income taxes	787.4	881.6	2,329.2	2,262.4
Provision for income taxes	190.3	195.1	552.6	514.7
Net income	597.1	686.5	1,776.6	1,747.7
Less: net income (loss) attributable to redeemable non-controlling interests	(15.2)	40.4	34.1	105.9
Net income attributable to T. Rowe Price Group, Inc.	$612.3	$646.1	$1,742.5	$1,641.8

Earnings per share on common stock of T. Rowe Price Group, Inc.
Basic	$2.79	$2.88	$7.90	$7.26
Diluted	$2.79	$2.87	$7.89	$7.25
The accompanying notes are an integral part of these statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three months ended		Nine months ended
	9/30/2026	9/30/2025	9/30/2026	9/30/2025
Net income	$597.1	$686.5	$1,776.6	$1,747.7
Other comprehensive income (loss)
Currency translation adjustments
Consolidated investment products—variable interest entities	0.4	(5.2)	(1.8)	22.2
Reclassification gains recognized in non-operating income upon deconsolidation of certain investment products	(4.3)	—	(4.5)	(3.1)
Total currency translation adjustments of consolidated investment products—variable interest entities	(3.9)	(5.2)	(6.3)	19.1
Equity method investments	(1.7)	(0.2)	(10.1)	(3.7)
Other comprehensive income (loss) before income taxes	(5.6)	(5.4)	(16.4)	15.4
Net deferred tax (expense) benefit	1.0	0.7	2.5	(2.0)
Total other comprehensive income (loss)	(4.6)	(4.7)	(13.9)	13.4
Total comprehensive income	592.5	681.8	1,762.7	1,761.1
Less: comprehensive income (loss) attributable to redeemable non-controlling interests	(15.5)	37.6	32.2	114.1
Comprehensive income attributable to T. Rowe Price Group, Inc.	$608.0	$644.2	$1,730.5	$1,647.0
The accompanying notes are an integral part of these statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine months ended
	9/30/2026	9/30/2025
Cash flows from operating activities
Net income	$1,776.6	$1,747.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and impairments of property, equipment and software	213.6	203.7
Amortization and impairments of acquisition-related assets and retention arrangements	97.3	165.8
Stock-based compensation expense	135.5	134.2
Net gains recognized on investments	(239.1)	(347.5)
Net redemptions from investment products used to economically hedge deferred compensation liabilities	76.2	110.0
Net change in securities held by consolidated investment products	(982.4)	(821.4)
Other changes in assets and liabilities	807.2	579.6
Net cash provided by operating activities	1,884.9	1,772.1

Cash flows from investing activities
Purchases of sponsored investment products	(765.2)	(134.9)
Dispositions of sponsored investment products	297.2	473.0
Net cash of investment products upon deconsolidation	(1.4)	(35.8)
Additions to property, equipment and software	(201.1)	(207.5)
Other investing activity	(44.4)	(113.7)
Net cash used in investing activities	(714.9)	(18.9)

Cash flows from financing activities
Repurchases of common stock	(500.9)	(481.8)
Common share issuances under stock-based compensation plans	(0.5)	30.2
Dividends paid to common stockholders and equity-unit holders	(856.5)	(858.5)
Borrowings of debt of consolidated investment products	403.9	—
Net distributions to non-controlling interests in consolidated entities	(13.7)	(5.6)
Net subscriptions from redeemable non-controlling interest holders	266.9	530.1
Net cash used in financing activities	(700.8)	(785.6)

Effect of exchange rate changes on cash and cash equivalents of consolidated investment products	(2.9)	3.4

Net change in cash and cash equivalents during period	466.3	971.0
Cash and cash equivalents at beginning of period, including $39.1 million at December 31, 2025, and $63.1 million at December 31, 2024, held by consolidated investment products	3,417.3	2,712.9
Cash and cash equivalents at end of period, including $109.3 million at September 30, 2026, and $49.1 million at September 30, 2025, held by consolidated investment products	$3,883.6	$3,683.9

The accompanying notes are an integral part of these statements.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Three months ended 9/30/2026
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group	Non-controlling interests in consolidated entities	Total permanent stockholders' equity	Redeemable non-controlling interests
Balances at June 30, 2026	213,312	$42.7	$—	$11,018.0	$(58.2)	$11,002.5	$161.0	$11,163.5	$1,009.3
Net income (loss)	—	—	—	612.3	—	612.3	23.3	635.6	(15.2)
Other comprehensive loss, net of tax	—	—	—	—	(4.3)	(4.3)	—	(4.3)	(0.3)
Dividends declared ($1.30 per share)	—	—	—	(285.3)	—	(285.3)	—	(285.3)	—
Common stock-based compensation plans activity:
Net shares issued upon vesting of restricted stock units	8	—	(0.4)	—	—	(0.4)	—	(0.4)	—
Stock-based compensation expense	—	—	45.7	—	—	45.7	—	45.7	—
Restricted stock units issued as dividend equivalents	—	—	0.2	(0.2)	—	—	—	—	—
Net contributions from non-controlling interests in consolidated entities	—	—	—	—	—	—	0.4	0.4	—
Net subscriptions into consolidated investment products	—	—	—	—	—	—	—	—	155.2
Net deconsolidations of consolidated investment products	—	—	—	—	—	—	—	—	(91.6)
Balances at September 30, 2026	213,320	$42.7	$45.5	$11,344.8	$(62.5)	$11,370.5	$184.7	$11,555.2	$1,057.4

	Three months ended 9/30/2025
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group	Non-controlling interests in consolidated entities	Total permanent stockholders' equity	Redeemable non-controlling interests
Balances at June 30, 2025	219,902	$44.0	$99.8	$10,461.3	$(44.6)	$10,560.5	$153.3	$10,713.8	$1,099.1
Net income	—	—	—	646.1	—	646.1	16.8	662.9	40.4
Other comprehensive loss, net of tax	—	—	—	—	(1.9)	(1.9)	—	(1.9)	(2.8)
Dividends declared ($1.27 per share)	—	—	—	(283.8)	—	(283.8)	—	(283.8)	—
Common stock-based compensation plans activity:
Shares issued upon option exercises	232	—	14.4	—	—	14.4	—	14.4	—
Net shares issued upon vesting of restricted stock units	8	—	(0.4)	—	—	(0.4)	—	(0.4)	—
Stock-based compensation expense	—	—	37.3	—	—	37.3	—	37.3	—
Restricted stock units issued as dividend equivalents	—	—	0.3	(0.3)	—	—	—	—	—
Common shares repurchased	(1,458)	(0.3)	(151.4)	(6.0)	—	(157.7)	—	(157.7)	—
Net distributions to non-controlling interests in consolidated entities	—	—	—	—	—	—	(0.1)	(0.1)	—
Net subscriptions into consolidated investment products	—	—	—	—	—	—	—	—	290.1
Net deconsolidations of consolidated investment products	—	—	—	—	—	—	—	—	(441.9)
Balances at September 30, 2025	218,684	$43.7	$—	$10,817.3	$(46.5)	$10,814.5	$170.0	$10,984.5	$984.9

The accompanying notes are an integral part of these statements.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares in thousands; dollars in millions)

	Nine months ended 9/30/2026
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group	Non-controlling interests in consolidated entities	Total permanent stockholders' equity	Redeemable non-controlling interests
Balances at December 31, 2025	218,565	$43.8	$—	$10,866.8	$(50.5)	$10,860.1	$157.1	$11,017.2	$1,036.0
Net income	—	—	—	1,742.5	—	1,742.5	41.5	1,784.0	34.1
Other comprehensive loss, net of tax	—	—	—	—	(12.0)	(12.0)	—	(12.0)	(1.9)
Dividends declared ($3.90 per share)	—	—	—	(857.6)	—	(857.6)	—	(857.6)	—
Common stock-based compensation plans activity:
Shares issued upon option exercises	13	—	0.9	—	—	0.9	—	0.9	—
Restricted shares issued, net of shares withheld for taxes	5	—	(0.3)	—	—	(0.3)	—	(0.3)	—
Net shares issued upon vesting of restricted stock units	22	—	(1.1)	—	—	(1.1)	—	(1.1)	—
Forfeiture of restricted awards	(18)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	135.5	—	—	135.5	—	135.5	—
Restricted stock units issued as dividend equivalents	—	—	0.5	(0.5)	—	—	—	—	—
Common shares repurchased	(5,267)	(1.1)	(90.0)	(406.4)	—	(497.5)	—	(497.5)	—
Net distributions to non-controlling interests in consolidated entities	—	—	—	—	—	—	(13.9)	(13.9)	—
Net subscriptions into consolidated investment products	—	—	—	—	—	—	—	—	283.7
Net deconsolidations of consolidated investment products	—	—	—	—	—	—	—	—	(294.5)
Balances at September 30, 2026	213,320	$42.7	$45.5	$11,344.8	$(62.5)	$11,370.5	$184.7	$11,555.2	$1,057.4

	Nine months ended 9/30/2025
	Common shares outstanding	Common stock	Additional capital in excess of par value	Retained earnings	AOCI(1)	Total stockholders’ equity attributable to T. Rowe Price Group	Non-controlling interests in consolidated entities	Total permanent stockholders' equity	Redeemable non-controlling interests
Balances at December 31, 2024	222,966	$44.6	$311.9	$10,040.6	$(51.7)	$10,345.4	$160.7	$10,506.1	$944.0
Net income	—	—	—	1,641.8	—	1,641.8	14.9	1,656.7	105.9
Other comprehensive income, net of tax	—	—	—	—	5.2	5.2	—	5.2	8.2
Dividends declared ($3.81 per share)	—	—	—	(858.7)	—	(858.7)	—	(858.7)	—
Common stock-based compensation plans activity:
Shares issued upon option exercises	496	0.1	31.5	—	—	31.6	—	31.6	—
Restricted shares issued, net of shares withheld for taxes	8	—	(0.2)	—	—	(0.2)	—	(0.2)	—
Net shares issued upon vesting of restricted stock units	23	—	(1.0)	—	—	(1.0)	—	(1.0)	—
Stock-based compensation expense	—	—	134.2	—	—	134.2	—	134.2	—
Restricted stock units issued as dividend equivalents	—	—	0.4	(0.4)	—	—	—	—	—
Common shares repurchased	(4,809)	(1.0)	(476.8)	(6.0)	—	(483.8)	—	(483.8)	—
Net distributions to non-controlling interests in consolidated entities	—	—	—	—	—	—	(5.6)	(5.6)	—
Net subscriptions into consolidated investment products	—	—	—	—	—	—	—	—	549.8
Net deconsolidations of consolidated investment products	—	—	—	—	—	—	—	—	(623.0)
Balances at September 30, 2025	218,684	$43.7	$—	$10,817.3	$(46.5)	$10,814.5	$170.0	$10,984.5	$984.9
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

The investment solutions are provided in a number of vehicles including the T. Rowe Price U.S. mutual funds (U.S. mutual funds), subadvised funds, separately managed accounts, collective investment trusts, exchange-traded funds, and other sponsored products. The other sponsored products include: open-ended investment products offered to investors outside the U.S., products offered through variable annuity life insurance plans in the U.S., affiliated private investment funds, business development companies, interval funds, and collateralized loan obligations.

Investment advisory fees depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations.

BASIS OF PREPARATION.

These unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and include the accounts of the firm and its controlled subsidiaries. These principles require the use of estimates and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of our results for the interim periods presented. All such adjustments are of a normal recurring nature. Actual results may vary from our estimates.

Certain prior‑period technology-related professional fees and servicing costs have been reclassified from general, administrative, and other costs to technology, occupancy, and facility costs to conform with current year presentation. The new presentation better aligns the nature of the expenses following our decision to outsource and expand certain technology capabilities through trusted vendor partnerships. The amounts reclassified for the three- and nine-months ended September 30, 2025 were $14.2 million and $43.3 million, respectively. While the presentation of certain expense categories changed, the reclassifications did not impact previously reported total operating expenses, operating income, net income, or cash flows.

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

We evaluate our collateralized loan obligations (CLOs) issuer under the consolidation guidance of ASC 810, Consolidation, and have determined that the CLO Issuer are variable interest entities. We consolidate those CLO Issuers for which we are the primary beneficiary and report them with our other consolidated investment products.

We have determined that the consolidated CLO Issuer meet the definition of an investment company under ASC 946, Financial Services—Investment Companies. We elected the fair value option under ASC 825, Financial Instruments, for measuring the warehouse facility used by and notes issued by the consolidated CLO Issuers to eliminate accounting inconsistencies that would otherwise result from using different accounting bases. To determine fair value, we elected the collateralized financing entity measurement alternative, under which both the assets and liabilities of the consolidated CLO Issuers would be measured based on the fair value of the CLO’s assets, since they have the more observable fair value. Gains and losses related to changes in the fair value of the assets and liabilities of the consolidated CLO Issuers are recognized in net gains (losses) on consolidated
20

investment products in the consolidated statements of Income and are largely offset within that line item. Additionally, net income (loss) attributable to T. Rowe Price Group, Inc. reflects only changes in the fair value of its retained economic interests in the consolidated CLO Issuers driven by the elimination of income (loss) attributable to non-controlling interests. We recognize and report the consolidated CLO Issuers's financial information in our consolidated financial statements on a three-month reporting lag as the information is not available in a timely manner. As such, our financial statements and related footnotes at September 30, 2026, reflect the assets, liabilities and related activities of the CLO issuer at June 30, 2026.

During the three months ended September 30, 2026, we closed a collateralized loan obligation (CLO) offering. Prior to closing, the CLO issuer acquired debt investments that became collateral for the CLO Notes at closing. These debt investments were financed primarily using a warehouse credit facility and were repaid using proceeds from the CLO Notes to third-party investors at close. We retain a controlling economic interest in the CLO issuer through our ownership of subordinated notes and provide investment management services.

NEWLY ISSUED BUT NOT YET ADOPTED ACCOUNTING GUIDANCE.

In November 2024, the FASB issued Accounting Standards Update No. 2024-03 - Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosures of additional information and disaggregation of certain expenses included in the income statement. The guidance is effective for the firm on January 1, 2027, and allows for either a prospective or retrospective approach on adoption. We are currently evaluating the impact the adoption will have on our financial statements and have not yet determined our transition approach.

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

20

NOTE 2 – INFORMATION ABOUT RECEIVABLES, REVENUES, AND SERVICES.

Net revenues earned in the three- and nine-month periods ended September 30, 2026 and 2025 are included in the table below along with details of investment advisory revenues by underlying asset class. We also included average assets under management by asset class, on which we earn investment advisory fees.

	Three months ended		Nine months ended
(in millions)	9/30/2026	9/30/2025	9/30/2026	9/30/2025
Investment advisory fees
Equity	$1,047.4	$1,011.8	$3,034.0	$2,894.6
Fixed income, including money market	118.7	110.1	344.0	319.2
Multi-asset	537.6	492.1	1,576.2	1,402.7
Alternatives	92.7	84.7	270.0	248.2
Total investment advisory fees	$1,796.4	$1,698.7	$5,224.2	$4,864.7
Performance-based advisory fees	7.3	6.4	21.3	23.2
Capital allocation-based income	59.9	42.0	99.9	40.4
Administrative, distribution, servicing, and other fees	141.3	146.4	423.9	452.4
Net revenues	$2,004.9	$1,893.5	$5,769.3	$5,380.7

Average AUM (in billions):
Equity	$908.2	$865.8	$885.5	$825.7
Fixed income, including money market	223.1	203.8	218.6	197.8
Multi-asset	692.8	597.7	668.8	566.8
Alternatives	63.1	55.7	61.1	54.1
Average AUM	$1,887.2	$1,723.0	$1,834.0	$1,644.4

Total net revenues earned from sponsored investment products totaled $1,708.0 million and $1,594.2 million for the three months ended September 30, 2026 and 2025, respectively. Total net revenues earned during the nine months ended September 30, 2026 and 2025 aggregate to $4,901.1 million and $4,500.7 million, respectively. Accounts receivable from these products aggregate to $708.0 million at September 30, 2026 and $664.2 million at December 31, 2025.

Investors we serve are primarily domiciled in the United States (U.S.); investors domiciled outside the U.S. account for 9.3% at September 30, 2026, 9.1% at June 30, 2026, and 8.8% at December 31, 2025 of our assets under management.

NOTE 3 – INVESTMENTS.

The carrying values of our investments that are not consolidated investment products are as follows:

(in millions)	9/30/2026	12/31/2025
Investments held at fair value
T. Rowe Price investment products
Discretionary investments	$933.0	$463.7
Redeemable seed capital investments	288.9	316.1
Investments used to hedge the deferred compensation liabilities	1,267.3	1,243.3
Investment partnerships and other investments	124.5	157.9
Equity method investments
T. Rowe Price investment products
Discretionary investments	172.8	—
Redeemable seed capital investments	44.9	8.3
Investments used to hedge the deferred compensation liabilities	66.3	—
Investment in UTI Asset Management Company Limited (India)	150.4	162.8
Investments in affiliated private investment funds - carried interest	440.9	390.3
Investments in affiliated private investment funds - seed/co-investment	376.7	304.7
Investment partnerships and other investments	248.7	204.9
Held to maturity
Investments in affiliated collateralized loan obligations	19.4	21.8
Certificates of deposit	50.4	50.4
U.S. Treasury note	1.0	1.0
Total	$4,185.2	$3,325.2

During the nine months ended September 30, 2026 and 2025, certain T. Rowe Price investment products in which we provided initial seed capital at the time of formation were deconsolidated, as we no longer had a controlling interest. Depending on our ownership interest, we report our residual interests in these T. Rowe Price investment products as either an equity method investment or an investment held at fair value. The net impact on our unaudited consolidated balance sheets and statements of income as of the dates the products were deconsolidated or reconsolidated is detailed below.

	Three months ended		Nine months ended
(in millions)	9/30/2026	9/30/2025	9/30/2026	9/30/2025
Net decrease in assets of consolidated investment products	$(262.0)	$(552.8)	$(521.4)	$(1,156.9)
Net decrease in liabilities of consolidated investment products	$(10.4)	$(17.6)	$(10.6)	$(42.9)
Net decrease in redeemable non-controlling interests	$(91.6)	$(441.9)	$(294.5)	$(623.0)

Net gains recognized upon deconsolidation	$4.3	$—	$4.5	$3.1
The net gains recognized upon deconsolidation were the result of reclassifying accumulated currency translation adjustments on certain consolidated investment products with non-USD functional currencies from accumulated other comprehensive income to non-operating income.

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

During the three- and nine-months ended September 30, 2026, we recognized $35.8 million and $79.3 million, respectively, of net unrealized gains on investments held at fair value that were still held at September 30, 2026. For the same periods of 2025, we recognized $80.8 million and $165.9 million, respectively, of net unrealized gains on investments held at fair value that were still held at September 30, 2025.

VARIABLE INTEREST ENTITIES.
Our fair value and equity method investments at September 30, 2026 and December 31, 2025, include interests in variable interest entities that we do not consolidate as we are not deemed the primary beneficiary. Our maximum risk of loss related to our involvement with these entities is as follows:

(in millions)	9/30/2026	12/31/2025
Investment carrying values	$1,178.8	$978.7
Unfunded capital commitments	167.9	199.3
Accounts receivable	113.5	113.3
Maximum risk of loss	$1,460.2	$1,291.3

The unfunded capital commitments noted in the table above primarily relate to affiliated private investment funds and the investment partnerships in which we have an existing investment. In addition to such amounts, a percentage of prior distributions may be recalled under certain circumstances.

Investments in affiliated private investment funds - carried interest represent interests in the general partners of affiliated private investment funds that are entitled to a disproportionate allocation of income, also known as carried interest. The entities that hold these interests (carried interest entities) are considered variable interest entities and are consolidated as T. Rowe Price is determined to be the primary beneficiary. The total assets, liabilities and non-controlling interests of these carried interest entities at September 30, 2026 and December 31, 2025 are as follows:

(in millions)	9/30/2026	12/31/2025
Assets	$486.4	$438.7
Liabilities	$0.9	$5.8
Non-controlling interest	$184.7	$157.1

INVESTMENTS IN AFFILIATED COLLATERALIZED LOAN OBLIGATIONS.

There is debt associated with our investments in certain affiliated collateralized loan obligations. The debt outstanding is related to repurchase agreements of €17.1 million at September 30, 2026, compared to €18.6 million at December 31, 2025 (equivalent to $19.4 million at September 30, 2026 and $21.8 million at December 31, 2025 at the respective EUR spot rates) that are collateralized by the CLO investments and reported in accounts payable and accrued expenses in our consolidated balance sheet. These repurchase agreements bear interest at rates based on EURIBOR plus the initial margin, which equals all-in rates ranging from 3.5% to 11.4% at September 30, 2026. The debt matures on various dates through 2035 or if the investments are paid back in full or cancelled, whichever is sooner.

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
Level 3 – unobservable inputs reflecting our own assumptions based on the best information available. The inputs into the determination of fair value require significant management judgment or estimation. Investments in this category generally include investments for which there is not an actively-traded market. There were no Level 3 investments at September 30, 2026 and December 31, 2025.

These levels are not necessarily an indication of the risk or liquidity associated with our investments. The following table summarizes our investments and liabilities that are recognized in our unaudited consolidated balance sheet using fair value measurements determined based on the differing levels of inputs. This table excludes investments held by the consolidated investment products, which are presented separately in our unaudited consolidated balance sheet and are detailed in Note 5.

	9/30/2026		12/31/2025
(in millions)	Level 1	Level 2	Level 1	Level 2
T. Rowe Price investment products
Cash equivalents held in money market funds	$3,270.3	$—	$3,049.0	$—
Discretionary investments	933.0	—	463.7	—
Redeemable seed capital investments	224.6	64.3	258.6	57.5
Investments used to hedge the deferred compensation liabilities	1,267.3	—	1,243.3	—
Other investments	0.9	—	0.3	—
Investments in affiliated collateralized loan obligations	—	1.8	—	3.2
Total	$5,696.1	$66.1	$5,014.9	$60.7

The fair value hierarchy level table above does not include the investment partnerships and other investments for which fair value is estimated using their NAV per share as a practical expedient or the measurement alternative. The carrying value of these investments as disclosed in Note 3 was $121.8 million at September 30, 2026 and $154.4 million at December 31, 2025.

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

The following table details the net assets of the consolidated investment products:

	9/30/2026			12/31/2025
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Cash and cash equivalents(1)	$38.9	$70.4	$109.3	$3.0	$36.1	$39.1
Investments(2)	462.8	1,958.0	2,420.8	344.3	1,541.2	1,885.5
Other assets	59.3	34.6	93.9	7.6	18.8	26.4
Total assets	561.0	2,063.0	2,624.0	354.9	1,596.1	1,951.0
Debt(3)	—	403.8	403.8	—	—	—
Other liabilities	69.9	80.7	150.6	7.1	14.2	21.3
Debt and other liabilities	69.9	484.5	554.4	7.1	14.2	21.3
Net assets	$491.1	$1,578.5	$2,069.6	$347.8	$1,581.9	$1,929.7

Attributable to T. Rowe Price Group	$400.6	$611.6	$1,012.2	$269.8	$623.9	$893.7
Attributable to redeemable non-controlling interests	90.5	966.9	1,057.4	78.0	958.0	1,036.0
	$491.1	$1,578.5	$2,069.6	$347.8	$1,581.9	$1,929.7
(1) Cash and cash equivalents includes $37.5 million at September 30, 2026 and $2.5 million at December 31, 2025 of investments in
T. Rowe Price money market mutual funds.
(2) Investments include $108.4 million at September 30, 2026 and $61.7 million at December 31, 2025 of other T. Rowe Price investment products.

(3) At September 30, 2026, debt includes $368.5 million in notes issued from a CLO and $35.3 million related to a warehouse facility used by the CLO issuer to finance the accumulation of investment assets along with unsettled trades prior to securitization. See the fair value table below for further details on the notes issued by the CLO. The warehouse facility has a floating interest rate based on the daily simple Secured Overnight Financing Rate (SOFR) plus 1.65%. In the event of a default, the floating interest rate is based on the daily simple SOFR plus 2.00%.

Although we can generally redeem our net interest in the consolidated investment products at any time, we cannot directly access or sell the assets held by these products to obtain cash for general operations. Additionally, the assets of these investment products are not available to our general creditors.

Since third-party investors in these investment products have no recourse to our credit, our overall risk related to the consolidated investment products is limited to valuation changes associated with our net interest. However, we are required to recognize the valuation changes associated with all underlying investments held by these products in our consolidated statements of income and disclose the portion attributable to unrelated third-party investors as net income attributable to non-controlling interests.

The operating results of the consolidated investment products for the three- and nine-months ended September 30, 2026 and 2025 are reflected in our unaudited consolidated statements of income as follows:

	Three months ended
	9/30/2026			9/30/2025
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(0.5)	$(2.6)	$(3.1)	$(0.1)	$(2.1)	$(2.2)
Net investment income (loss) reflected in non-operating income (loss)	3.2	(21.2)	(18.0)	7.1	65.5	72.6
Impact on income before taxes	$2.7	$(23.8)	$(21.1)	$7.0	$63.4	$70.4

Net income (loss) attributable to T. Rowe Price Group	$3.4	$(9.3)	$(5.9)	$5.4	$24.6	$30.0
Net income (loss) attributable to redeemable non-controlling interests	(0.7)	(14.5)	(15.2)	1.6	38.8	40.4
	$2.7	$(23.8)	$(21.1)	$7.0	$63.4	$70.4

	Nine months ended
	9/30/2026			9/30/2025
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Operating expenses reflected in net operating income	$(1.0)	$(7.6)	$(8.6)	$(0.4)	$(6.7)	$(7.1)
Net investment income (loss) reflected in non-operating income (loss)	30.7	42.5	73.2	24.6	158.5	183.1
Impact on income before taxes	$29.7	$34.9	$64.6	$24.2	$151.8	$176.0

Net income (loss) attributable to T. Rowe Price Group	$24.0	$6.5	$30.5	$17.8	$52.3	$70.1
Net income (loss) attributable to redeemable non-controlling interests	5.7	28.4	34.1	6.4	99.5	105.9
	$29.7	$34.9	$64.6	$24.2	$151.8	$176.0

The operating expenses of the consolidated investment products are reflected in general, administrative and other expenses. In preparing our unaudited consolidated financial statements, we eliminated operating expenses of $1.2 million and $0.8 million for the three months ended September 30, 2026 and 2025, respectively, against the investment advisory and administrative fees earned from these products. Operating expenses eliminated for the nine months ended September 30, 2026 and 2025 were $3.9 million and $3.6 million, respectively. The net investment income (loss) reflected in non-operating income (loss) includes dividend and interest income as well as realized and unrealized gains and losses on the underlying securities held by the consolidated investment products.

The following table details the impact of these consolidated investment products on the individual lines of our unaudited consolidated statements of cash flows.

	Nine months ended
	9/30/2026			9/30/2025
(in millions)	Voting interest entities	Variable interest entities	Total	Voting interest entities	Variable interest entities	Total
Net cash provided by (used in) operating activities	$(302.2)	$(572.1)	$(874.3)	$(205.7)	$(440.8)	$(646.5)
Net cash provided by (used in) investing activities	(0.2)	(1.2)	(1.4)	0.7	(36.5)	(35.8)
Net cash provided by (used in) financing activities	338.3	610.5	948.8	199.7	465.2	664.9
Effect of exchange rate changes on cash and cash equivalents of consolidated investment products	—	(2.9)	(2.9)	—	3.4	3.4
Net change in cash and cash equivalents during period	35.9	34.3	70.2	(5.3)	(8.7)	(14.0)
Cash and cash equivalents at beginning of year	3.0	36.1	39.1	7.2	55.9	63.1
Cash and cash equivalents at end of period	$38.9	$70.4	$109.3	$1.9	$47.2	$49.1

For the nine months ended September 30, 2026, the net cash provided by (used in) financing activities included $278.0 million of net subscriptions we made into the consolidated investment products, net of dividends received. For the nine months ended September 30, 2025, the net cash provided by (used in) financing activities included $134.8 million of net subscriptions we made into the consolidated investment products, net of dividends received. These cash flows were eliminated in consolidation.

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
Level 3 – unobservable inputs reflecting our own assumptions based on the best information available. The inputs into the determination of fair value require significant management judgment or estimation. Investments in this category generally include investments for which there is not an actively-traded market. There were no Level 3 investments at September 30, 2026 and December 31, 2025.

These levels are not necessarily an indication of the risk or liquidity associated with these investment holdings. The following table summarizes the investment holdings held by our consolidated investment products using fair value measurements determined based on the differing levels of inputs.

	9/30/2026		12/31/2025
(in millions)	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents	$37.7	$—	$2.8	$—
Equity securities	482.2	283.5	475.2	376.5
Bank loans(1)	—	451.7	—	—
Other fixed income securities		1,080.4	—	1,002.5
Other investments	26.7	60.6	0.4	30.9
	$546.6	$1,876.2	$478.4	$1,409.9

Debt and other liabilities(1)	$(3.8)	$(417.0)	$(0.3)	$(5.1)
(1) Bank loan investments, which comprise almost all of the consolidated CLO Issuers' portfolio collateral, are senior secured corporate loans from a variety of industries. Bank loan investments mature at various dates between 2027 and 2033, pay interest at the applicable reference rate plus a spread of up to 6.00%, and typically range in S&P credit rating categories from BBB down to unrated. Debt and other liabilities include notes issued by the consolidated CLO Issuer. These notes are issued in various tranches with different risk profiles and mature in 2039. The interest rates are generally variable rates based on the applicable reference rate plus a pre-defined spread, which varies from 1.23% for the more senior tranches to 7.61% for more subordinated tranches. The third-party note holders are not affiliated with the firm and have no recourse to our credit. At September 30, 2026, the notes' unpaid principal balance exceeds the fair value of the senior secured bank loans and bonds by approximately $6.4 million, and none of the collateral assets are in default.

The fair value hierarchy level table at September 30, 2026 above does not include investments for which fair value is estimated using their NAV per share as a practical expedient. The carrying value of these investments was $35.7 million at September 30, 2026 and zero at December 31, 2025.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS.

Goodwill and intangible assets consist of the following:

(in millions)	9/30/2026	12/31/2025
Goodwill	$2,642.8	$2,642.8
Indefinite-lived intangible assets - trade name	86.0	86.0
Indefinite-lived intangible assets - investment advisory agreements	62.3	62.3
Definite-lived intangible assets - investment advisory agreements	84.2	125.9
Total	$2,875.3	$2,917.0
Amortization and impairment expense for the definite-lived investment advisory agreements intangible assets was $12.9 million and $41.7 million for the three- and nine-months ended September 30, 2026, respectively. For the three- and nine-months ended September 30, 2025, amortization and impairment expense for the definite-lived investment advisory agreements intangible assets was $22.3 million and $70.2 million, respectively. Estimated amortization expense for the definite-lived investment advisory agreements intangible assets for the five succeeding years is as follows:

(in millions)
Remaining 2026	$12.9
2027	39.2
2028	11.8
2029	8.8
2030 and after	11.5
$84.2

We evaluate the carrying amount of goodwill in our unaudited consolidated balance sheet for possible impairment on an annual basis in the fourth quarter or if triggering events occur that require us to evaluate for impairment earlier. No triggering events arose for goodwill during the nine months ended September 30, 2026 and 2025. We recorded an immaterial impairment related to a definite-lived investment advisory agreement intangible asset during the nine months ended September 30, 2025.

NOTE 7 – LONG-TERM INCENTIVE COMPENSATION.

RESTRICTED STOCK UNITS.

The following table summarizes the status of, and changes in, our nonvested restricted stock units during the nine months ended September 30, 2026.

	Restricted stock units	Weighted- average fair value
Nonvested at December 31, 2025	5,918,352	$114.80
Time-based grants	711,461	$103.57
Vested	(32,056)	$122.15
Forfeited	(250,233)	$116.10
Nonvested at September 30, 2026	6,347,524	$113.46

Nonvested restricted stock units at September 30, 2026 includes performance-based restricted stock units of 384,080. These nonvested performance-based restricted stock units include 110,794 units for which the performance period has lapsed, and the performance threshold has been met.

FUTURE STOCK-BASED COMPENSATION EXPENSE.

The following table presents the compensation expense to be recognized over the requisite service period of the stock-based awards outstanding at September 30, 2026. Estimated future compensation expense will change to reflect future grants of restricted stock awards and units, future option grants, changes in the probability of performance thresholds being met and adjustments for actual forfeitures.

(in millions)
Fourth quarter 2026	$41.9
2027	98.5
2028 through 2031	95.7
Total	$236.1

RESTRICTED FUND UNITS.

The following table summarizes changes in the restricted fund units liability, which is reported in deferred compensation liabilities on the unaudited consolidated balance sheets, for the nine months ended September 30, 2026 and 2025.

(in millions)	2026	2025
Balance at beginning of period	$54.7	$14.7
Amortization of grant date value	51.2	32.8
Amortization of market appreciation (depreciation)	12.9	5.8
Forfeitures	(3.3)	—
Balance at September 30	$115.5	$53.3

The following table presents the compensation expense to be recognized over the requisite service period of the restricted fund units outstanding at September 30, 2026. Estimated future compensation expense will change to reflect future grants, changes in the market value of the restricted fund units, which is based on selected hypothetical investments, and adjustments for actual forfeitures. The grants outstanding will vest by 2030.

(in millions)
Fourth quarter 2026	$14.9
2027	36.4
2028 through 2030	32.7
Total	$84.0

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

	Three months ended		Nine months ended
(in millions)	9/30/2026	9/30/2025	9/30/2026	9/30/2025
Net income attributable to T. Rowe Price Group, Inc.	$612.3	$646.1	$1,742.5	$1,641.8
Less: net income allocated to outstanding restricted stock and stock unit holders	17.2	14.7	45.7	39.5
Net income allocated to T. Rowe Price Group, Inc. common stockholders	$595.1	$631.4	$1,696.8	$1,602.3

Weighted-average common shares
Outstanding	213.3	219.4	214.9	220.6
Outstanding assuming dilution	213.6	219.7	215.1	220.9

NOTE 9 – OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS.

The changes in each component of accumulated other comprehensive income (loss), including reclassification adjustments, for the three months ended September 30, 2026 and 2025 are presented in the table below.

	Three months ended 9/30/2026			Three months ended 9/30/2025
(in millions)	Equity method investments	Consolidated investment products - variable interest entities	Total currency translation adjustments	Equity method investments	Consolidated investment products - variable interest entities	Total currency translation adjustments
Balances at beginning of period	$(64.6)	$6.4	$(58.2)	$(52.5)	$7.9	$(44.6)
Other comprehensive income (loss) before reclassifications	(1.7)	0.7	(1.0)	(0.2)	(2.4)	(2.6)
Reclassification adjustments recognized in non-operating income	—	(4.3)	(4.3)	—	—	—
Other comprehensive income (loss) before income taxes	(1.7)	(3.6)	(5.3)	(0.2)	(2.4)	(2.6)
Net deferred tax benefits (income taxes)	0.1	0.9	1.0	0.1	0.6	0.7
Other comprehensive income (loss)	(1.6)	(2.7)	(4.3)	(0.1)	(1.8)	(1.9)
Balances at end of period	$(66.2)	$3.7	$(62.5)	$(52.6)	$6.1	$(46.5)
The other comprehensive income (loss) in the table above excludes net losses of $0.3 million and $2.8 million for the three months ended September 30, 2026 and 2025, respectively, related to redeemable non-controlling interests held in our consolidated investment products.
The changes in each component of accumulated other comprehensive income (loss), including reclassification adjustments, for the nine months ended September 30, 2026 and 2025 are presented in the table below.

	Currency translation adjustments
	Nine months ended 9/30/2026			Nine months ended 9/30/2025
(in millions)	Equity method investments	Consolidated investment products - variable interest entities	Total currency translation adjustments	Equity method investments	Consolidated investment products - variable interest entities	Total currency translation adjustments
Balances at beginning of period	$(57.4)	$6.9	$(50.5)	$(49.5)	$(2.2)	$(51.7)
Other comprehensive income (loss) before reclassifications	(10.1)	0.1	(10.0)	(3.7)	14.0	10.3
Reclassification adjustments recognized in non-operating income	—	(4.5)	(4.5)	—	(3.1)	(3.1)
Other comprehensive income (loss) before income taxes	(10.1)	(4.4)	(14.5)	(3.7)	10.9	7.2
Net deferred tax benefits (income taxes)	1.3	1.2	2.5	0.6	(2.6)	(2.0)
Other comprehensive income (loss)	(8.8)	(3.2)	(12.0)	(3.1)	8.3	5.2
Balances at end of period	$(66.2)	$3.7	$(62.5)	$(52.6)	$6.1	$(46.5)
The other comprehensive income (loss) in the table above excludes net losses of $1.9 million and net gains of $8.2 million for the nine months ended September 30, 2026 and 2025, respectively, related to redeemable non-controlling interests held in our consolidated investment products.

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

In August 2026, we entered into an agreement to acquire F/m Investments, LLC for about $75 million plus up to $50 million in contingent consideration that may be due as part of an earnout payment. The transaction is expected to close in the first quarter of 2027, subject to required regulatory approvals and other customary closing conditions, and is expected to be funded with existing cash balances. The acquisition is expected to expand our fixed income ETF and SMA capabilities. We expect to account for the transaction as a business combination upon closing.

CONTINGENCIES.

Contingent Consideration

As part of the purchase consideration for our acquisition of OHA in December 2021, there is contingent consideration in the amount of up to $900 million, payable in cash, that may be due as part of an earnout payment in 2026 and 2027 upon satisfying or exceeding certain defined revenue targets. These defined revenue targets will be evaluated on a cumulative basis from 2022 through 2026. About 22% of the earnout is conditioned upon continued service with T. Rowe Price Group and was excluded from the purchase consideration and deemed compensatory. The fair value of the earnout is remeasured each reporting period and was valued at zero at December 31, 2025. In April 2026, it was determined and agreed that no contingent consideration would be earned and paid at the end of 2026.

Other

Various claims against us arise in the ordinary course of business, including employment-related claims. In the opinion of management, after consultation with counsel, the likelihood of an adverse determination in one or more of these pending ordinary course of business claims that would have a material adverse effect on our financial position or results of operations is remote.

NOTE 12 – RESTRUCTURING CHARGE.

As separately disclosed in the unaudited consolidated statements of income, we recognized a restructuring charge of $4.0 million and $20.7 million, primarily severance and costs related to exiting owned buildings, for the three- and nine-month periods ended September 30, 2026, respectively, related to actions taken under a broad and ongoing expense management program, which is designed to reduce expense growth and realign resources to support investment in existing and future capabilities. At September 30, 2026, we had $1.7 million in accrued compensation related to this program.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
T. Rowe Price Group, Inc.:

Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of T. Rowe Price Group, Inc. and subsidiaries (the Company) as of September 30, 2026, the related consolidated statements of income, comprehensive income, and stockholders’ equity for the three-month and nine-month periods ended September 30, 2026 and 2025, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
Basis for Review Results
This consolidated interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
October 29, 2026

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

We incur significant expenditures to develop new products and services and improve and expand our capabilities and distribution channels in order to attract new clients and additional investments from our existing clients. These efforts often involve costs that precede any future revenues we may earn from an increase to our assets under management.

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

MARKET TRENDS.

Global equity markets generated mixed returns during the third quarter of 2026 as investors balanced resilient corporate earnings against renewed escalation in the U.S.-Iran conflict, uneven labor market data, and persistent inflation pressures. Higher energy prices and a tighter monetary policy backdrop contributed to divergent performance across regions, market capitalizations, investment styles, and sectors.

U.S. equity markets were mixed, with large-cap shares outperforming small- and mid-cap shares and value stocks outperforming growth stocks across market capitalizations. Within the S&P 500 Index, energy advanced by double-digit gains and information technology, health care, and communication services advanced, while utilities recorded double-digit losses and industrials and business services, real estate, consumer discretionary, materials, and consumer staples declined.

International equity markets were mixed during the third quarter as developed European markets posted gains in July and August before declining in September, while developed Asian markets increased. Japanese equities were supported by semiconductor and other artificial intelligence-related shares, as well as a weaker yen following the Bank of Japan’s July policy meeting where it held its policy rate at 1.00%. Emerging market equities were roughly flat, as strength in semiconductor-related companies in South Korea and Taiwan was offset by pressure on energy-importing markets and weakness in China related to soft domestic demand and property-sector data.

Returns of several major equity market indexes were as follows:

	Three months ended	Nine months ended
Index	9/30/2026	9/30/2026
S&P 500 Index	2.3%	12.8%
NASDAQ Composite Index(1)	2.5%	15.6%
Russell 2000 Index	(7.2)%	13.7%
MSCI EAFE (Europe, Australasia, and Far East) Index	0.9%	10.8%
MSCI Emerging Markets Index	(0.2)%	23.7%
(1) Returns exclude dividends

Global fixed income markets generated negative returns during the third quarter of 2026 as government bond yields moved higher and several major central banks shifted toward tighter monetary policy. Persistent inflation pressures, elevated energy costs, geopolitical uncertainty, and concerns about government debt supply weighed on bond prices across developed and emerging markets.

The Federal Reserve maintained the federal funds target range at 3.50% to 3.75% in July, with three policymakers dissenting in favor of an immediate increase. In September, the Federal Reserve unanimously raised the target range to 3.75% to 4.00%, its first increase in more than three years. Updated projections indicated that most policymakers expected another increase before year-end.

U.S. fixed income markets recorded negative returns as Treasury yields increased across the curve, with the Federal Reserve’s September rate increase, stronger economic data, and firm inflation readings leading investors to price a higher policy-rate path. Within the investment-grade bond universe, mortgage-backed securities declined the most, followed by corporate bonds and U.S. Treasuries, while non-agency commercial mortgage-backed securities and asset-backed securities also decreased.

International and emerging markets also declined during the quarter. Developed market sovereign yields rose as tighter monetary policy and higher energy costs sustained inflation concerns, while weakness in several major currencies against the U.S. dollar reduced U.S. dollar-based returns. Emerging market hard currency debt underperformed local currency debt as rising U.S. Treasury yields pressured dollar-denominated sovereign bonds, while the U.S. dollar strengthened in September, weighing on currencies in several oil-importing economies.

Returns of several major bond market indexes were as follows:

	Three months ended	Nine months ended
Index	9/30/2026	9/30/2026
Bloomberg U.S. Aggregate Bond Index	(3.5)%	(2.9)%
J.P. Morgan Global High Yield Index	(1.5)%	1.0%
Bloomberg Municipal Bond Index	(6.4)%	(4.2)%
Bloomberg Global Aggregate Ex-U.S. Dollar Bond Index	(1.6)%	(2.5)%
J.P. Morgan Emerging Markets Bond Index Plus	(3.9)%	(0.4)%
ICE BofA High Yield Index	(1.8)%	—%
S&P UBS Leveraged Loan Index	2.0%	3.4%

ASSETS UNDER MANAGEMENT.(1)

Assets under management ended the third quarter of 2026 at $1,862.7 billion, a decrease of $30.7 billion from June 30, 2026. The decrease was driven by net cash outflows of $28.3 billion and market depreciation, net of distributions not reinvested, of $2.4 billion.

For the nine months ended September 30, 2026, the increase in assets under management of $87.1 billion was primarily driven by market appreciation, net of distributions not reinvested, of $135.6 billion, offset by net cash outflows of $48.5 billion.

The following table details changes in our assets under management, by asset class, during the three- and nine-month periods ended September 30, 2026:

	Three months ended 9/30/2026					Nine months ended 9/30/2026
(in billions)	Equity	Fixed income, including money market	Multi-asset(2)	Alternatives(3)	Total	Equity	Fixed income, including money market	Multi-asset(2)	Alternatives(3)	Total
Assets under management at beginning of period	$919.4	$222.3	$690.0	$61.7	$1,893.4	$878.5	$211.6	$627.0	$58.5	$1,775.6

Net cash flows prior to manager-driven distributions	(25.6)	3.4	(7.6)	2.7	(27.1)	(61.7)	11.5	(3.1)	7.4	(45.9)
Manager-driven distributions	—	—	—	(1.2)	(1.2)	—	—	—	(2.6)	(2.6)
Net cash flows	(25.6)	3.4	(7.6)	1.5	(28.3)	(61.7)	11.5	(3.1)	4.8	(48.5)
Net market appreciation (depreciation) and income(4)	2.5	(3.9)	(1.8)	0.8	(2.4)	79.5	(1.3)	56.7	0.7	135.6
Change during the period	(23.1)	(0.5)	(9.4)	2.3	(30.7)	17.8	10.2	53.6	5.5	87.1
Assets under management at September 30, 2026	$896.3	$221.8	$680.6	$64.0	$1,862.7	$896.3	$221.8	$680.6	$64.0	$1,862.7
(1) Firmwide AUM includes assets in which T. Rowe Price Group, Inc. and its affiliates have full discretionary authority along with managed account - model delivery assets.
(2)    The underlying AUM of the multi-asset portfolios have been aggregated and presented in this category and not reported in the equity and fixed income columns.
(3) The alternatives asset class includes strategies authorized to invest more than 50% of its holdings in private credit, leveraged loans, mezzanine, real assets/CRE, structured products, stressed/distressed, non-investment grade CLOs, special situations, business development companies, private equity or that have absolute return as its investment objective. Generally, only those strategies with longer than daily liquidity are included. Unfunded capital commitments that do not earn fees were $19.0 billion at September 30, 2026, $21.0 billion at June 30, 2026, and $21.6 billion at December 31, 2025, and are not reflected in the AUM above.
(4) Includes net distributions not reinvested for the three- and nine-month periods ended September 30, 2026 of $0.7 billion and $1.9 billion, respectively.

Investors domiciled outside the United States account for 9.3% of our AUM at September 30, 2026, 9.1% at June 30, 2026, and 8.8% at December 31, 2025.

Assets under management in our target date retirement products, which are included in the multi-asset totals shown above, were $613.9 billion at September 30, 2026, $622.0 billion at June 30, 2026, and $561.4 billion at December 31, 2025. Net outflows for these portfolios were $6.5 billion and net inflows were $0.1 billion in the three- and nine-month periods ended September 30, 2026, respectively.

Our multi-asset investment division provides advisory solutions, including investment insights, strategic asset allocation design, tactical asset allocation recommendations, and portfolio rebalancing services. The assets in these portfolios, predominantly in the United States, were $31.4 billion at September 30, 2026 compared to $31.1 billion at June 30, 2026.

We provide participant accounting and plan administration for retirement plans that primarily invest in our U.S. mutual funds, collective investment trusts and products managed outside of our complex. At September 30, 2026, our assets under administration were $346 billion, of which $186 billion were assets we managed.

INVESTMENT PERFORMANCE.(1)

Strong investment performance and brand awareness are key drivers to attracting and retaining assets—and to our long-term success. Our performance disclosures include specific asset classes, assets under management weighted performance, U.S. fund performance against passive peers, and composite performance against benchmarks. The following tables present investment performance for the one-, three-, five-, and 10-year periods ended September 30, 2026. Past performance is not a guarantee nor a reliable indicator of future performance.

% of U.S. funds that outperformed Morningstar median(2),(3)
	1 year	3 years	5 years	10 years
Equity	61%	56%	44%	58%
Fixed income	64%	52%	52%	62%
Multi-asset	56%	55%	48%	62%
All funds	60%	55%	48%	61%

% of U.S. funds that outperformed passive peer median(2),(4)
	1 year	3 years	5 years	10 years
Equity	55%	40%	40%	44%
Fixed income	59%	48%	52%	56%
Multi-asset	57%	39%	38%	41%
All funds	57%	42%	42%	46%

% of composites that outperformed benchmarks(5)
	1 year	3 years	5 years	10 years
Equity	35%	25%	22%	38%
Fixed income	59%	61%	47%	68%
All composites	45%	41%	32%	49%

AUM Weighted Performance
% of U.S. funds AUM that outperformed Morningstar median(2),(3)
	1 year	3 years	5 years	10 years
Equity	48%	58%	37%	60%
Fixed income	85%	74%	76%	82%
Multi-asset	77%	75%	53%	93%
All funds	57%	62%	44%	69%

% of U.S. funds AUM that outperformed passive peer median(2),(4)
	1 year	3 years	5 years	10 years
Equity	43%	21%	19%	29%
Fixed income	85%	63%	81%	73%
Multi-asset	79%	18%	26%	77%
All funds	53%	23%	25%	43%

% of composites AUM that outperformed benchmarks(5)
	1 year	3 years	5 years	10 years
Equity	32%	21%	19%	30%
Fixed income	70%	65%	47%	51%
All composites	39%	30%	24%	34%

At September 30, 2026, 64 of 142 (45.1%) of the firm's rated U.S. mutual funds (across primary share classes) received an overall rating of 4 or 5 stars. By comparison, 32.5% of Morningstar's fund population is given a rating of 4 or 5 stars(6). In addition, 57.0%(6) of AUM in the firm's rated U.S. mutual funds (across primary share classes) ended September 30, 2026 with an overall rating of 4 or 5 stars.

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
(3) Source: Morningstar. Primary share class only. Excludes money market mutual funds, funds with an operating history of less than one year, T. Rowe Price passive funds, and T. Rowe Price funds that are clones of other funds. The top chart reflects the percentage of T. Rowe Price funds with 1 year, 3 year, 5 year, and 10 year track record that outperformed the Morningstar category median. The bottom chart reflects the percentage of T. Rowe Price funds AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $319B for 1 year, $317B for 3 years, $302B for 5 years, and $299B for 10 years.
(4) Passive Peer Median was created by T. Rowe Price using data from Morningstar. Primary share class only. Excludes money market mutual funds, funds with an operating history of less than one year, funds with fewer than three peers, T. Rowe Price passive funds, and T. Rowe Price funds that are clones of a retail fund. This analysis compares T. Rowe Price active funds with the applicable universe of passive/index open-end funds and ETFs of peer firms. The top chart reflects the percentage of T. Rowe Price funds with 1 year, 3 year, 5 year, and 10 year track record that outperformed the passive peer universe. The bottom chart reflects the percentage of T. Rowe Price funds AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $300B for 1 year, $259B for 3 years, $244B for 5 years, and $240B for 10 years.
(5) Composite net returns are calculated using the highest applicable separate account fee schedule. Excludes money market composites. All composites compared to official GIPS composite primary benchmark. The top chart reflects the percentage of T. Rowe Price composites with 1 year, 3 year, 5 year, and 10 year track record that are outperforming their benchmarks. The bottom chart reflects the percentage of T. Rowe Price composite AUM that has outperformed for the time periods indicated. Total AUM included for this analysis includes $1,637B for 1 year, $1,635B for 3 years, $1,621B for 5 years, and $1,578B for 10 years.
(6) The Morningstar Rating™ for funds is calculated for funds with at least a three-year history. Exchange-traded funds and open-ended mutual funds are considered a single population for comparative purposes. It is calculated based on a Morningstar Risk-Adjusted Return measure that accounts for variation in a managed product's monthly excess performance, placing more emphasis on downward variations and rewarding consistent performance. Morningstar gives its best ratings of 5 or 4 stars to the top 32.5% of all funds (of the 32.5%,10% get 5 stars and 22.5% get 4 stars). The Overall Morningstar Rating™ is derived from a weighted-average of the performance figures associated with a fund’s 3, 5, and 10 year (if applicable) Morningstar Rating™ metrics.

RESULTS OF OPERATIONS.

The following table and discussion set forth information regarding our consolidated financial results for the three- and nine-month periods ended September 30, 2026 and 2025 on a U.S. GAAP and a non-GAAP basis. The non-GAAP basis adjusts for the impact of our consolidated investment products, the impact of market movements on the deferred compensation liabilities and related economic hedges, investment income related to certain other investments, acquisition-related amortization and costs, impairment charges, and certain non-recurring charges and gains, including the restructuring charges.

	Three months ended		Q3 2026 vs. Q3 2025		Nine months ended		YTD 2026 vs. YTD 2025
(in millions, except per-share data)	9/30/2026	9/30/2025	$ Change	% Change(1)	9/30/2026	9/30/2025	$ Change	% Change(1)
U.S. GAAP basis
Investment advisory fees	$1,796.4	$1,698.7	$97.7	5.8%	$5,224.2	$4,864.7	$359.5	7.4%
Capital allocation-based income(2)	$59.9	$42.0	$17.9	n/m	$99.9	$40.4	$59.5	n/m
Net revenues	$2,004.9	$1,893.5	$111.4	5.9%	$5,769.3	$5,380.7	$388.6	7.2%
Operating expenses	$1,235.1	$1,250.3	$(15.2)	(1.2)%	$3,778.5	$3,662.9	$115.6	3.2%
Net operating income	$769.8	$643.2	$126.6	19.7%	$1,990.8	$1,717.8	$273.0	15.9%
Non-operating income (loss)	$17.6	$238.4	$(220.8)	n/m	$338.4	$544.6	$(206.2)	n/m
Net income - T. Rowe Price Group, Inc.	$612.3	$646.1	$(33.8)	(5.2)%	$1,742.5	$1,641.8	$100.7	6.1%
Diluted earnings per common share	$2.79	$2.87	$(0.08)	(2.8)%	$7.89	$7.25	$0.64	8.8%
Weighted-average common shares outstanding assuming dilution	213.6	219.7	(6.1)	(2.8)%	215.1	220.9	(5.8)	(2.6)%

Adjusted basis(3)
Operating expenses	$1,200.1	$1,134.4	$65.7	5.8%	$3,558.5	$3,416.7	$141.8	4.2%
Operating expenses, excluding accrued carried interest related compensation	$1,175.5	$1,111.8	$63.7	5.7%	$3,512.7	$3,376.9	$135.8	4.0%
Net operating income	$809.2	$774.1	$35.1	4.5%	$2,224.4	$2,029.1	$195.3	9.6%
Non-operating income (loss)	$18.0	$50.2	$(32.2)	(64.1)%	$87.4	$132.8	$(45.4)	(34.2)%
Net income - T. Rowe Price Group, Inc.	$629.5	$631.7	$(2.2)	(0.3)%	$1,756.5	$1,647.8	$108.7	6.6%
Diluted earnings per common share	$2.86	$2.81	$0.05	1.8%	$7.95	$7.28	$0.67	9.2%

Assets under management (AUM) (in billions)
Average AUM	$1,887.2	$1,723.0	$164.2	9.5%	$1,834.0	$1,644.4	$189.6	11.5%
Ending AUM	$1,862.7	$1,767.2	$95.5	5.4%	$1,862.7	$1,767.2	$95.5	5.4%

Investment advisory annualized effective fee rate (EFR) (in bps)
EFR without performance-based fees	37.8	39.1	(1.3)	(3.3)%	38.1	39.6	(1.5)	(3.8)%
EFR with performance-based fees	37.9	39.3	(1.4)	(3.6)%	38.2	39.7	(1.5)	(3.8)%
(1) n/m - the percentage change is not meaningful. (2) Capital allocation-based income represents the change in accrued carried interest along with acquisition-related, non-cash amortization and impairments. (3) See the reconciliation to the comparable U.S. GAAP measures at the end of the Results of Operations section of this Management's Discussion and Analysis.

Results Overview - Quarter ended September 30, 2026

Net revenues consist of investment advisory revenues; performance-based advisory fees; capital allocation-based income; and administrative, distribution, servicing, and other fees. About 90% of our net revenues are related to investment advisory fees. Total net revenues were $2,004.9 million in the third quarter of 2026, a 5.9% increase over $1,893.5 million in the third quarter of 2025. The increase was primarily driven by a 5.8% increase in investment advisory fee revenue as higher overall markets increased average assets under management by 9.5% and by higher capital allocation-based income.

Investment advisory fees are generally earned based on the value and composition of our assets under management, which change based on fluctuations in financial markets and net cash flows. As our average assets under management increase or decrease in a given period, the level of our investment advisory fee revenue for that same period generally fluctuates in a similar manner. Our annualized effective fee rates can be impacted by market and cash flows related shifts among asset classes and products, including those with tiered-fee structures, along with price changes we make in existing products.

Capital allocation-based income will fluctuate quarter-to-quarter to reflect the adjustment to accrued carried interest for the change in value of certain affiliated funds assuming the funds’ underlying investments were realized at the end of the period.

Operating expenses on a U.S. GAAP basis were $1,235.1 million in the third quarter of 2026, a 1.2% decrease from the comparable 2025 period. On a non-GAAP basis, adjusted operating expenses were $1,200.1 million, a 5.8% increase over the comparable 2025 period.

Compared to the third quarter of 2025, market-related impacts on deferred compensation liabilities, lower restructuring charges, and lower acquisition-related amortization and impairments were the drivers of lower U.S. GAAP operating expenses during the third quarter of 2026. These decreases were partially offset by higher compensation and related benefits, distribution and servicing costs, technology and facility costs, and general, administrative, and other costs. These higher costs were the main drivers of the increase in adjusted operating expenses in the third quarter of 2026 compared to the 2025 period as market-related impacts on the deferred compensation liabilities, restructuring charge, and acquisition-related amortization and impairments are not included in our adjusted operating expenses. See the GAAP to non-GAAP reconciliation at the end of the Results of Operations section of this Management's Discussion and Analysis.

Operating margin in the third quarter of 2026 was 38.4% on a U.S. GAAP basis, compared to 34.0% earned in the third quarter of 2025. The increase in our operating margin for the third quarter of 2026 compared to the 2025 period was driven by net revenue growth together with a decrease in operating expenses.

Diluted earnings per share was $2.79 for the third quarter of 2026 compared to $2.87 for the third quarter of 2025. The decrease was primarily driven by lower non-operating income partially offset by higher operating income and lower weighted-average shares outstanding compared to the 2025 period.

On a non-GAAP basis, adjusted diluted earnings per share was $2.86 for the third quarter of 2026 compared to $2.81 for the third quarter of 2025. The increase was primarily driven by lower weighted-average shares outstanding compared to the 2025 period.

Results Overview - Year-to-Date ended September 30, 2026
Net revenues consist of investment advisory revenues; performance-based advisory fees; capital allocation-based income; and administrative, distribution, servicing, and other fees. More than 90% of our net revenues for the nine months ended September 30, 2026 were investment advisory fees. Total net revenues were $5,769.3 million in the nine months ended September 30, 2026, a 7.2% increase over $5,380.7 million in the 2025 period. The increase was primarily driven by a 7.4% increase in investment advisory fee revenue as average assets under management increased by 11.5%.

Operating expenses were $3,778.5 million in the nine months ended September 30, 2026 compared to $3,662.9 million in the 2025 period. On a non-GAAP basis, adjusted operating expenses for the nine months ended September 30, 2026 increased 4.2% to $3,558.5 million compared to the 2025 period.

Compared to the nine months ended September 30, 2025, the primary drivers of the increase in U.S. GAAP and non-GAAP operating expenses during the nine months ended September 30, 2026 were higher compensation and related benefits costs, technology and facility costs, distribution and servicing costs, and general, administrative, and other costs partially offset by lower advertising and promotion costs. U.S. GAAP operating expenses were also impacted by lower acquisition-related amortization and impairments compared to the 2025 period, which are not included in our adjusted operating expenses. See the GAAP to non-GAAP reconciliation at the end of the Results of Operations section of this Management's Discussion and Analysis.

Operating margin in the nine months ended September 30, 2026 was 34.5% on a U.S. GAAP basis, compared to 31.9% earned in the 2025 period. The increase in our U.S. GAAP operating margin for the nine months ended September 30, 2026 compared to the 2025 period was driven by net revenue growth outpacing operating expense growth, primarily driven by higher investment advisory fees.

Diluted earnings per share was $7.89 for the nine months ended September 30, 2026 compared to $7.25 for the nine months ended September 30, 2025. The increase was driven by higher operating income and lower weighted- average shares outstanding, partially offset by lower net investment gains compared to the 2025 period.

On a non-GAAP basis, adjusted diluted earnings per share was $7.95 for the nine months ended September 30, 2026 as compared to $7.28 for the 2025 period. The increase was driven by higher operating income and lower weighted-average shares outstanding, partially offset by lower net investment gains compared to the 2025 period.

Net Revenues

	Three months ended		Q3 2026 vs. Q3 2025		Nine months ended		YTD 2026 vs. YTD 2025
(in millions)	9/30/2026	9/30/2025	$ Change	% Change(1)	9/30/2026	9/30/2025	$ Change	% Change(1)
Investment advisory fees
Equity	$1,047.4	$1,011.8	$35.6	3.5%	$3,034.0	$2,894.6	$139.4	4.8%
Fixed income, including money market	118.7	110.1	8.6	7.8%	344.0	319.2	24.8	7.8%
Multi-asset	537.6	492.1	45.5	9.2%	1,576.2	1,402.7	173.5	12.4%
Alternatives	92.7	84.7	8.0	9.4%	270.0	248.2	21.8	8.8%
	1,796.4	1,698.7	97.7	5.8%	5,224.2	4,864.7	359.5	7.4%

Performance-based advisory fees	7.3	6.4	0.9	14.1%	21.3	23.2	(1.9)	(8.2)%

Capital allocation-based income
Change in accrued carried interest	63.1	56.2	6.9	12.3%	109.6	101.9	7.7	7.6%
Acquisition-related amortization and impairments	(3.2)	(14.2)	11.0	n/m	(9.7)	(61.5)	51.8	n/m
	59.9	42.0	17.9	n/m	99.9	40.4	59.5	n/m

Administrative, distribution, servicing, and other fees
Administrative and other fees	118.8	124.1	(5.3)	(4.3)%	357.5	387.5	(30.0)	(7.7)%
Distribution and servicing fees	22.5	22.3	0.2	0.9%	66.4	64.9	1.5	2.3%
	141.3	146.4	(5.1)	(3.5)%	423.9	452.4	(28.5)	(6.3)%
Net revenues	$2,004.9	$1,893.5	$111.4	5.9%	$5,769.3	$5,380.7	$388.6	7.2%

Average AUM (in billions):
Equity	$908.2	$865.8	$42.4	4.9%	$885.5	$825.7	$59.8	7.2%
Fixed income, including money market	223.1	203.8	19.3	9.5%	218.6	197.8	20.8	10.5%
Multi-asset	692.8	597.7	95.1	15.9%	668.8	566.8	102.0	18.0%
Alternatives	63.1	55.7	7.4	13.3%	61.1	54.1	7.0	12.9%
Total average AUM	$1,887.2	$1,723.0	$164.2	9.5%	$1,834.0	$1,644.4	$189.6	11.5%

Ending AUM (in billions)	$1,862.7	$1,767.2	$95.5	5.4%	$1,862.7	$1,767.2	$95.5	5.4%

Investment advisory annualized effective fee rate (EFR) (in bps)
EFR without performance-based fees	37.8	39.1	(1.3)	(3.3)%	38.1	39.6	(1.5)	(3.8)%
EFR with performance-based fees	37.9	39.3	(1.4)	(3.6)%	38.2	39.7	(1.5)	(3.8)%
(1) n/m - the percentage change is not meaningful.

Investment advisory fees in the third quarter of 2026 increased 5.8% over the comparable 2025 quarter as average assets under management increased $164.2 billion or 9.5%, to $1,887.2 billion. For the nine months ended September 30, 2026, investment advisory revenues increased 7.4% over the comparable 2025 period as average assets under management increased $189.6 billion, or 11.5%, to $1,834.0 billion.

The average annualized effective fee rate earned for the three- and nine-month periods ended September 30, 2026 declined from the comparable 2025 periods driven by client flows and transfers drove a mix shift in assets under management toward lower fee products and asset classes partially offset by equity market appreciation.

Performance-based advisory fees in the third quarter of 2026 and 2025 were primarily earned from alternatives strategies. For the nine months ended September 30, 2026, fees were primarily earned from alternatives strategies, while for the comparable period of 2025, they were earned from alternatives and equity strategies.

Capital allocation-based income includes the change in accrued carried interest and acquisition-related amortization and impairments. In the third quarter of 2026, the change in accrued carried interest increased net revenues by $63.1 million, compared to $56.2 million in the 2025 period, reflecting the inclusion of our late-stage venture fund which was not included in the 2025 period. For the nine months ended September 30, 2026, the change in accrued carried interest increased net revenues by $109.6 million compared to $101.9 million for the 2025 period. The decrease in acquisition-related amortization and impairments from the comparable 2025 periods was driven by impairments recognized in the 2025 periods that did not recur. We realized carried interest of $0.1 million and $49.3 million in the three- and nine-month periods ended September 30, 2026, respectively, compared to $0.2 million and $54.2 million in the 2025 periods, respectively.

A portion of the capital allocation-based income is passed through to certain associates as compensation and the related expense is recognized in compensation and related costs with the unpaid amount reported as non-controlling interest on the unaudited consolidated balance sheet.

Administrative, distribution, servicing, and other fees in the third quarter of 2026 were $141.3 million, a decrease of $5.1 million, or 3.5%, from the comparable 2025 quarter. For the nine months ended September 30, 2026, these fees were $423.9 million, a decrease of $28.5 million, or 6.3%, from the 2025 period. The decrease from the third quarter of 2025 is primarily due to lower recordkeeping fees and transfer agent services. Compared to the nine months ended 2025, the decrease primarily reflects the reporting change implemented in the third quarter of 2025, in which revenue earned from managed account - model delivery assets and certain other advisory services began being reported within investment advisory fees, along with lower recordkeeping fees.

Our net revenues reflect the elimination of advisory and administrative fee revenue earned from our consolidated investment products. The corresponding expenses recognized by these products, and consolidated in our financial statements, were also eliminated from operating expenses. For the third quarter, we eliminated net revenue of $1.2 million in 2026 and $0.8 million in 2025. For the nine months ended September 30, we eliminated net revenue of $3.9 million in 2026 and $3.6 million in 2025.

Operating Expenses

	Three months ended		Q3 2026 vs. Q3 2025		Nine months ended		YTD 2026 vs. YTD 2025
(in millions)	9/30/2026	9/30/2025	$ Change	% Change(1)	9/30/2026	9/30/2025	$ Change	% Change(1)
Compensation, benefits, and related costs	$664.7	$632.5	$32.2	5.1%	$1,995.7	$1,939.2	$56.5	2.9%
Acquisition-related retention arrangements	14.2	14.2	—	—%	42.6	42.5	0.1	0.2%
Capital allocation-based income compensation(2)	23.1	16.8	6.3	n/m	41.3	14.9	26.4	n/m
Market-related change in deferred compensation liabilities	1.5	50.8	(49.3)	n/m	107.0	109.9	(2.9)	(2.6)%
Total compensation and related costs	703.5	714.3	(10.8)	(1.5)%	2,186.6	2,106.5	80.1	3.8%

Distribution and servicing costs	111.0	95.8	15.2	15.9%	316.4	281.9	34.5	12.2%
Advertising and promotion costs	21.7	21.3	0.4	1.9%	60.4	77.3	(16.9)	(21.9)%
Product and recordkeeping related costs	79.3	78.7	0.6	0.8%	236.7	237.3	(0.6)	(0.3)%
Technology, occupancy, and facility costs(3)	205.1	197.3	7.8	4.0%	615.4	573.5	41.9	7.3%
General, administrative, and other costs(3)	95.5	87.6	7.9	9.0%	292.8	271.2	21.6	8.0%
Acquisition-related amortization, impairments, and other costs	15.0	26.8	(11.8)	(44.0)%	49.5	86.7	(37.2)	(42.9)%
Restructuring charge	4.0	28.5	(24.5)	n/m	20.7	28.5	(7.8)	n/m
Total operating expenses	$1,235.1	$1,250.3	$(15.2)	(1.2)%	$3,778.5	$3,662.9	$115.6	3.2%

Total adjusted operating expenses(4)	$1,200.1	$1,134.4	$65.7	5.8%	$3,558.5	$3,416.7	$141.8	4.2%
(1) n/m - the percentage change is not meaningful.
(2) Capital allocation-based income compensation represents the change in accrued carried interest compensation along with acquisition-related, non-cash amortization and impairments.
(3) In Q1 2026, we implemented a reporting change that moved technology-related professional fees and servicing costs from general, administrative, and other costs to technology, occupancy, and facility costs to better align with the nature of the expenses following the outsourcing and expansion of our technology capabilities through trusted vendor partnerships. Prior periods were recast to reflect this change. The amounts reclassified for the three- and nine-month periods ended September 30, 2025 were $14.2 million and $43.3 million, respectively.
(4) See the reconciliation to the comparable U.S. GAAP measures at the end of the Results of Operations section of this Management's Discussion and Analysis.

Compensation, benefits, and related costs were $664.7 million for the third quarter of 2026, an increase of $32.2 million, or 5.1%, compared to $632.5 million in the 2025 quarter. For the nine months ended September 30, 2026, these costs were $1,995.7 million, an increase of $56.5 million, or 2.9%, compared to $1,939.2 million in the 2025 period. The increases in both periods were primarily driven by a higher interim bonus accrual and long-term incentive compensation partially offset by lower salaries and related benefits and temporary personnel.

The average associate headcount for the third quarter of 2026 was 7,577, a decrease of 4.3% compared to the 2025 period. For the nine months ended September 30, 2026, average associate headcount was 7,584, a decrease of 5.4% compared to the 2025 period. The firm employed 7,640 associates at September 30, 2026, a decrease of 1.7% from the end of 2025.

Distribution and servicing costs were $111.0 million for the third quarter of 2026, an increase of $15.2 million, or 15.9% compared to $95.8 million in the 2025 quarter. For the nine months ended September 30, 2026, these costs were $316.4 million, an increase of 12.2%, compared to $281.9 million in the 2025 period. The increases in both periods were primarily driven by higher average assets under management distributed through third-party intermediaries.

The costs in this expense category include amounts paid to third-party intermediaries that source the assets of certain share classes of our U.S. mutual funds, ETFs, and certain international products, such as our Japanese ITMs and SICAVs. These costs are offset entirely by the investment advisory revenue we earn from these products, or in the case of the Advisor and R share classes of the U.S. mutual funds, 12b-1 fees recognized in administrative, distribution, servicing, and other fees.

Advertising and promotion costs were $21.7 million in the third quarter of 2026, an increase of $0.4 million, or 1.9%, compared to the $21.3 million recognized in the 2025 quarter. For the nine months ended September 30, 2026, these costs were $60.4 million, a decrease of $16.9 million, or 21.9%, compared to the $77.3 million in the 2025 period. The decrease in the nine months ended September 30, 2026 was primarily driven by lower media spend and agency costs.

Product and recordkeeping related costs were $79.3 million in the third quarter of 2026, an increase of $0.6 million, or 0.8%, compared to the $78.7 million recognized in the 2025 quarter. For the nine months ended September 30, 2026, these costs were $236.7 million, a decrease of $0.6 million, or 0.3%, compared to $237.3 million recognized in the 2025 period.

Technology, occupancy, and facility costs were $205.1 million in the third quarter of 2026, an increase of $7.8 million, or 4.0%, compared to the $197.3 million recognized in the 2025 quarter. For the nine months ended September 30, 2026, these costs were $615.4 million, an increase of $41.9 million, or 7.3%, compared to $573.5 million recognized in the 2025 period. The increases in both periods were primarily driven by higher technology costs associated with the firm's decision in prior periods to outsource certain technology capabilities, which were partially offset by a reduction in compensation expenses, and higher costs for cloud-based infrastructure and hosted solutions. The third quarter of 2026 included the reversal of about $10 million in accrued technology-related expenses related to work that is expected to be completed in future periods.

General, administrative, and other costs were $95.5 million in the third quarter of 2026, an increase of $7.9 million, or 9.0%, compared to the $87.6 million recognized in the 2025 quarter. For the nine months ended September 30, 2026, these costs were $292.8 million, an increase of $21.6 million, or 8.0%, compared to $271.2 million recognized in the 2025 period. The increases from both periods were primarily attributable to period-specific items, including a benefit recognized in the third quarter of 2025 that didn't recur in the 2026 periods, and a non-recurring cost recognized in 2026. Higher travel costs in the 2026 periods also contributed to the increase.

Acquisition-related amortization, impairments, and other costs. As part of the purchase accounting for our acquisitions, we identified and separately recognized, at fair value, certain intangible assets. During the three- and nine-month periods ended September 30, 2026, we recognized $15.0 million and $49.5 million, respectively, in amortization and impairments compared to $26.8 million and $86.7 million, respectively, in the comparable 2025 periods. The decreases primarily reflect amortization and impairments recognized over time, which reduced the remaining carrying value of the related definite-lived intangibles as well as impairments recognized in 2025 that did not recur in the 2026 period.

Restructuring charge was $4.0 million in the third quarter of 2026, a decrease of $24.5 million, or 86.0%, compared to the $28.5 million recognized in the 2025 quarter. For the nine months ended September 30, 2026, this charge was $20.7 million, a decrease of $7.8 million, or 27.4%, compared to $28.5 million recognized in the 2025 period. These charges relate to actions taken under our previously announced broad and ongoing expense management program, which allows the firm to reduce expense growth and realign resources to support investment in existing and future capabilities. The decreases primarily reflect lower compensation‑related costs, primarily severance, and lower costs related to exiting owned buildings.

Non-Operating Income (Loss)

The following table details the components of non-operating income (loss) for both the three- and nine-month periods ended September 30, 2026 and 2025.

	Three months ended		Nine months ended
(in millions)	9/30/2026	9/30/2025	9/30/2026	9/30/2025
Net gains (losses) from non-consolidated investment products
Cash and discretionary investments
Dividend income	$40.5	$38.1	$112.4	$102.3
Market-related gains (losses) and equity in earnings (losses)	(22.0)	12.1	(24.6)	29.6
Total net gains (losses) from cash and discretionary investments	18.5	50.2	87.8	131.9
Seed capital investments
Dividend income	1.5	0.5	3.1	0.9
Market-related gains (losses) and equity in earnings (losses)	(5.6)	17.1	49.3	42.6
Total seed capital investments	(4.1)	17.6	52.4	43.5
Total cash, discretionary, and seed investments	14.4	67.8	140.2	175.4
Net gains (losses) recognized upon deconsolidation	4.3	—	4.5	3.1
Investments used to hedge the deferred compensation liabilities	(4.4)	53.0	96.7	112.8
Total net gains (losses) from non-consolidated investment products	14.3	120.8	241.4	291.3
Other investment income	18.0	40.4	22.2	67.7
Net gains (losses) on investments	32.3	161.2	263.6	359.0
Net gains (losses) on consolidated investment products	(18.0)	72.6	73.2	183.1
Other gains, including foreign currency gains	3.3	4.6	1.6	2.5
Non-operating income (loss)	$17.6	$238.4	$338.4	$544.6

Adjusted non-operating income (loss)(1)	$18.0	$50.2	$87.4	$132.8
(1) See the reconciliation to the comparable U.S. GAAP measures at the end of the Results of Operations section of this Management's Discussion and Analysis.

On an adjusted basis, non-operating income (loss) consists of investment gains and losses generated from our cash and discretionary investment portfolio. Lower investment gains during the three- and nine-month periods ended September 30, 2026 compared to the 2025 periods were primarily driven by losses on fixed income holdings resulting from rising interest rates, which more than offset higher dividends on cash equivalents and other fixed income holdings.

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

	Three months ended		Nine months ended
(in millions)	9/30/2026	9/30/2025	9/30/2026	9/30/2025
Operating expenses reflected in net operating income	$(3.1)	$(2.2)	$(8.6)	$(7.1)
Net investment income (loss) reflected in non-operating income	(18.0)	72.6	73.2	183.1
Impact on income before taxes	$(21.1)	$70.4	$64.6	$176.0

Net income (loss) attributable to our interest in the consolidated investment products	$(5.9)	$30.0	$30.5	$70.1
Net income (loss) attributable to redeemable non-controlling interests (unrelated third-party investors)	(15.2)	40.4	34.1	105.9
Impact on income before taxes	$(21.1)	$70.4	$64.6	$176.0

Provision for Income Taxes

The GAAP effective income tax rate for the third quarter of 2026 was 24.2% compared to 22.1% in the third quarter of 2025. These quarterly rates were the result of an overall year-to-date rate of 23.7% for 2026 and 22.8% for 2025. The following table reconciles the statutory federal income tax rate to our effective income tax rate on a U.S. GAAP basis for the nine months ended September 30, 2026 and 2025:

	Nine months ended
	9/30/2026	9/30/2025
Statutory U.S. federal income tax rate	21.0%	21.0%
State income taxes, net of federal income tax benefits	2.6	2.5
Net (income) losses attributable to redeemable non-controlling interests(1)	(0.3)	(1.0)
Net excess tax losses (benefits) from stock-based compensation plans activity	(0.1)	(0.2)
Valuation allowances	—	(0.2)
Other items	0.5	0.7
Effective income tax rate	23.7%	22.8%

Adjusted effective income tax rate	24.0%	23.8%
(1) Net income attributable to redeemable non-controlling interests represents the portion of earnings held in our consolidated investment products, which are not taxable to us despite being included in pre-tax income.

The adjusted effective income tax rate primarily adjusts for the impact of the consolidated investment products, including the net income attributable to redeemable non-controlling interests. The increase in the U.S. GAAP effective income tax rate for the nine months ended September 30, 2026 was primarily related to the net income attributable to redeemable non-controlling interests which is not taxable to the firm. The increase in the adjusted effective income tax rate for the nine months ended September 30, 2026 was primarily driven by higher valuation allowances in 2026 compared to 2025 which also impacted the U.S. GAAP effective income tax rate.

We currently estimate that our effective income tax rate for the full year 2026, on a U.S. GAAP and adjusted basis, will be in the range of 23.5% to 25.5%.

Our effective income tax rate will continue to experience volatility in future periods driven by, among other things, the impact market fluctuations in our stock price have on stock-based compensation tax benefits, changes in the mix of our earnings among countries with differing tax laws or rates, and changes in the valuation allowances of foreign-based deferred tax assets.

NON-GAAP INFORMATION AND RECONCILIATION.

We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results. These measures have been established to increase transparency in evaluating our core business, comparing current results with prior-period results, and making more meaningful comparisons with industry peers. However, non-GAAP financial measures should not be considered as a substitute for financial measures calculated in accordance with U.S. GAAP and may be calculated differently by other companies.

The following schedules reconcile certain U.S. GAAP financial measures to non-GAAP financial measures for the three months ended September 30, 2026 and 2025.

	Three months ended 9/30/2026
(in millions, except per-share data)	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(6)	Net income attributable to T. Rowe Price Group, Inc.	Diluted earnings per share(7)
U.S. GAAP Basis (FS line item)	$1,235.1	$769.8	$17.6	$190.3	$612.3	$2.79
Non-GAAP adjustments:
Acquisition-related:
Investment and NCI amortization and impairments(1) (Capital allocation-based income and Compensation and related costs)	1.5	1.7	—	0.5	1.2	0.01
Acquisition-related retention arrangements(1) (Compensation and related costs)	(14.2)	14.2	—	4.3	9.9	0.04
Intangible assets amortization and impairments(1)	(15.0)	15.0	—	4.5	10.5	0.05
Total acquisition-related	(27.7)	30.9	—	9.3	21.6	0.10
Deferred compensation liabilities(2) (Compensation and related costs)	(1.5)	1.5	4.4	1.8	4.1	0.02
Restructuring charge(3)	(4.0)	4.0	—	1.2	2.8	—
Consolidated investment products(4)	(1.8)	3.0	18.0	1.7	4.1	0.02
Other non-operating income(5)	—	—	(22.0)	(6.6)	(15.4)	(0.07)
Adjusted Basis	$1,200.1	$809.2	$18.0	$197.7	$629.5	$2.86

	Three months ended 9/30/2025
(in millions, except per-share data)	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(6)	Net income attributable to T. Rowe Price Group, Inc.	Diluted earnings per share(7)
U.S. GAAP Basis (FS line item)	$1,250.3	$643.2	$238.4	$195.1	$646.1	$2.87
Non-GAAP adjustments:
Acquisition-related:
Investment and NCI amortization and impairments(1) (Capital allocation-based income and Compensation and related costs)	5.8	8.4	—	1.2	7.2	0.03
Acquisition-related retention arrangements(1) (Compensation and related costs)	(14.2)	14.2	—	2.1	12.1	0.05
Intangible assets amortization and impairments(1)	(26.8)	26.8	—	3.9	22.9	0.10
Total acquisition-related	(35.2)	49.4	—	7.2	42.2	0.18
Deferred compensation liabilities(2) (Compensation and related costs)	(50.8)	50.8	(53.0)	(0.3)	(1.9)	(0.01)
Restructuring charge(3)	(28.5)	28.5	—	4.2	24.3	0.11
Consolidated investment products(4)	(1.4)	2.2	(72.6)	(4.4)	(25.6)	(0.11)
Other non-operating income(5)	—	—	(62.6)	(9.2)	(53.4)	(0.23)
Adjusted Basis	$1,134.4	$774.1	$50.2	$192.6	$631.7	$2.81

The following schedules reconcile certain U.S. GAAP financial measures to non-GAAP financial measures for the nine months ended September 30, 2026 and 2025.

	Nine months ended 9/30/2026
(in millions, except per-share data)	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(6)	Net income attributable to T. Rowe Price Group, Inc.	Diluted earnings per share(7)
U.S. GAAP Basis (FS line item)	$3,778.5	$1,990.8	$338.4	$552.6	$1,742.5	$7.89
Non-GAAP adjustments:
Acquisition-related:
Investment and NCI amortization and impairments(1) (Capital allocation-based income and Compensation and related costs)	4.5	5.2	—	1.4	3.8	0.02
Acquisition-related retention arrangements(1) (Compensation and related costs)	(42.6)	42.6	—	12.0	30.6	0.14
Intangible assets amortization and impairments(1)	(49.5)	49.5	—	13.8	35.7	0.16
Total acquisition-related	(87.6)	97.3	—	27.2	70.1	0.32
Deferred compensation liabilities(2) (Compensation and related costs)	(107.0)	107.0	(96.7)	3.6	6.7	0.03
Restructuring charge(3)	(20.7)	20.7	—	6.3	14.4	0.06
Consolidated investment products(4)	(4.7)	8.6	(73.2)	(13.6)	(16.9)	(0.08)
Other non-operating income(5)	—	—	(81.1)	(20.8)	(60.3)	(0.27)
Adjusted Basis	$3,558.5	$2,224.4	$87.4	$555.3	$1,756.5	$7.95

	Nine months ended 9/30/2025
(in millions, except per-share data)	Operating expenses	Net operating income	Non-operating income (loss)	Provision (benefit) for income taxes(6)	Net income attributable to T. Rowe Price Group, Inc.	Diluted earnings per share(7)
U.S. GAAP Basis (FS line item)	$3,662.9	$1,717.8	$544.6	$514.7	$1,641.8	$7.25
Non-GAAP adjustments:
Acquisition-related:
Investment and NCI amortization and impairments(1) (Capital allocation-based income and Compensation and related costs)	24.9	36.6	—	7.7	28.9	0.13
Acquisition-related retention arrangements(1) (Compensation and related costs)	(42.5)	42.5	—	8.3	34.2	0.15
Intangible assets amortization and impairments(1)	(86.7)	86.7	—	17.1	69.6	0.31
Total acquisition-related	(104.3)	165.8	—	33.1	132.7	0.59
Deferred compensation liabilities(2) (Compensation and related costs)	(109.9)	109.9	(112.8)	(0.6)	(2.3)	(0.01)
Restructuring charge(3)	(28.5)	28.5	—	4.2	24.3	0.11
Consolidated investment products(4)	(3.5)	7.1	(183.1)	(16.0)	(54.1)	(0.24)
Other non-operating income(5)	—	—	(115.9)	(21.3)	(94.6)	(0.42)
Adjusted Basis	$3,416.7	$2,029.1	$132.8	$514.1	$1,647.8	$7.28

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

(2)    This non-GAAP adjustment eliminates the compensation expense impact from market valuation changes in deferred compensation liabilities, including the supplemental savings plan and restricted fund units, and the related net gains (losses) on investments used as economic hedges against the related liabilities. The liabilities are adjusted based on the performance of hypothetical investments selected by participants. We use investment products to economically hedge the market risk associated with the supplemental saving plan liability and the expected settlement value of unvested restricted fund units. We believe it is useful to offset the non-operating investment income (loss) of the hedges against the related compensation expense and remove the net impact to help the reader's ability to understand our core operating results and to increase comparability period to period.

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

(6)    The income tax impacts were calculated in order to achieve an overall year-to-date non-GAAP effective income tax rate of 24.0% in 2026 and 23.8% in 2025. As such, the non-GAAP effective income tax rate for the third quarter was 23.9% in 2026 and 23.4% in 2025.

(7)    This non-GAAP measure was calculated by applying the two-class method to adjusted net income attributable to T. Rowe Price Group, Inc. divided by the weighted-average common shares outstanding assuming dilution. The calculation of adjusted net income allocated to common stockholders is as follows:

	Three months ended		Nine months ended
(in millions)	9/30/2026	9/30/2025	9/30/2026	9/30/2025
Adjusted net income attributable to T. Rowe Price Group, Inc.	$629.5	$631.7	$1,756.5	$1,647.8
Less: adjusted net income allocated to outstanding restricted stock and stock unit holders	17.6	14.3	45.9	39.7
Adjusted net income allocated to common stockholders	$611.9	$617.4	$1,710.6	$1,608.1

CAPITAL RESOURCES AND LIQUIDITY.

Sources of Liquidity

We have ample liquidity, including cash and investments in T. Rowe Price products, as follows:

(in millions)	9/30/2026	12/31/2025
Cash and cash equivalents	$3,774.3	$3,378.2
Discretionary investments	1,151.7	463.7
Total cash and discretionary investments	4,926.0	3,841.9
Redeemable seed capital investments	1,245.2	1,144.1
Investments used to hedge the deferred compensation liabilities	1,350.1	1,317.3
Total cash and investments in T. Rowe Price products attributable to T. Rowe Price Group	$7,521.3	$6,303.3

Our discretionary investment portfolio is primarily comprised of short-duration bond funds, which typically offer yields above money market rates. Our subsidiaries outside the United States held cash and discretionary investments of $1,000.5 million at September 30, 2026 and $730.6 million at December 31, 2025. Given the availability of our financial resources and cash expected to be generated through future operations, we do not maintain an available external source of additional liquidity.

Our seed capital investments are redeemable, although we generally expect to be invested for several years for the products to build an investment performance history and until unrelated third-party investors substantially reduce our relative ownership percentage.

The cash and investment presentation on the unaudited consolidated balance sheet is based on the accounting treatment for the cash equivalent or investment item. The following table details how T. Rowe Price Group, Inc.’s interests in cash and investments relate to where they are presented on the unaudited consolidated balance sheet at September 30, 2026.

(in millions)	Cash and cash equivalents	Investments	Net assets of consolidated investment products(1)	Total
Cash and discretionary investments	$3,774.3	$1,105.8	$45.9	$4,926.0
Redeemable seed capital investments	—	333.8	911.4	1,245.2
Investments used to hedge the deferred compensation liabilities	—	1,333.6	16.5	1,350.1
Total cash and investments in T. Rowe Price products attributable to T. Rowe Price Group	3,774.3	2,773.2	973.8	7,521.3
Investments in affiliated private investment funds(2)	—	817.6	—	817.6
Investments in affiliated collateralized loan obligations	—	21.2	38.4	59.6
Investment in UTI and other investments	—	573.2	—	573.2
Total cash and investments attributable to T. Rowe Price Group	3,774.3	4,185.2	1,012.2	8,971.7
Redeemable non-controlling interests	—	—	1,057.4	1,057.4
As reported on the consolidated balance sheet at September 30, 2026	$3,774.3	$4,185.2	$2,069.6	$10,029.1
(1) The consolidated T. Rowe Price investment products are generally those products we provided seed capital at the time of their formation and we have a controlling interest. These products generally represent U.S. mutual funds, ETFs, and funds regulated outside the U.S. The $1,012.2 million represents the total value at September 30, 2026 of our interest in the consolidated T. Rowe Price investment products. The total net assets of the T. Rowe Price investment products at September 30, 2026 of $2,069.6 million include assets of $2,624.0 million, less liabilities of $554.4 million as reflected in our unaudited consolidated balance sheet.
(2) Includes $184.7 million of non-controlling interests in consolidated entities and represents the portion of these investments, held by related parties, that we cannot sell in order to obtain cash for general operations.

Our unaudited consolidated balance sheet reflects the cash and cash equivalents, investments, other assets and liabilities of those investment products we consolidate, as well as redeemable non-controlling interests for the portion of these investment products that are held by unrelated third-party investors. Although we can generally redeem our net interest in these investment products at any time, we cannot directly access or sell the assets held by the products to obtain cash for general operations. Additionally, the assets of these investment products are not available to our general creditors. Our interest in these consolidated investment products is generally used as initial seed capital and is recategorized as discretionary when it is determined by management that the seed capital is no longer needed. We assess the discretionary investment products and, when we decide to liquidate our interest, we seek to do so in a way so as to not impact the product and, ultimately, the unrelated third-party investors.

Uses of Liquidity

We increased our quarterly recurring dividend per common share in February 2026 by 2.4% to $1.30 per common share from $1.27 per common share. Further, we expended $497.5 million in the first nine months of 2026 to repurchase 5.3 million shares of our outstanding common stock, at an average price of $94.44 per share. These dividends and repurchases were funded using existing cash balances and cash generated from operations. While opportunistic in our approach to stock buybacks, we will generally repurchase our common stock over time to offset the dilution created by our equity-based compensation plans.

Since the end of 2023, we have returned $4.6 billion to stockholders through stock repurchases and regular quarterly dividends, as follows:

(in millions)	Recurring dividend	Stock repurchases	Total returned to stockholders
2024	$1,135.2	$334.5	$1,469.7
2025	1,143.4	624.6	1,768.0
Nine months ended September 30, 2026	857.6	497.5	1,355.1
Total	$3,136.2	$1,456.6	$4,592.8

We anticipate property, equipment, software and other capital expenditures, including internal labor capitalization, for the full-year 2026 to be about $290 million, of which nearly all is planned for technology initiatives. We expect to fund our anticipated capital expenditures with operating cash flows and other available resources.

In August 2026, we entered into an agreement to acquire F/m Investments, LLC for about $75 million plus up to $50 million in contingent consideration that may be due as part of an earnout payment. The transaction is expected to close in the first quarter of 2027, subject to receipt of required regulatory approvals and satisfaction of other customary closing conditions, and is expected to be funded with existing cash balances.

Cash Flows

The following table summarizes the cash flows for the nine months ended September 30, 2026 and 2025, that are attributable to T. Rowe Price Group, Inc., our consolidated investment products, and the related eliminations required in preparing the statement.

	Nine months ended
	9/30/2026				9/30/2025
(in millions)	Cash flow attributable to T. Rowe Price Group, Inc.	Cash flow attributable to consolidated investment products	Elims	As reported	Cash flow attributable to T. Rowe Price Group, Inc.	Cash flow attributable to consolidated investment products	Elims	As reported
Cash flows from operating activities
Net income (loss)	$1,742.5	$64.6	$(30.5)	$1,776.6	$1,641.8	$176.0	$(70.1)	$1,747.7
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, amortization and impairments of property, equipment and software	213.6	—	—	213.6	203.7	—	—	203.7
Amortization and impairments of acquisition-related assets and retention arrangements	97.3	—	—	97.3	165.8	—	—	165.8
Stock-based compensation expense	135.5	—	—	135.5	134.2	—	—	134.2
Net (gains) losses recognized on investments	(269.6)	—	30.5	(239.1)	(417.6)	—	70.1	(347.5)
Total non-cash adjustments	176.8	—	30.5	207.3	86.1	—	70.1	156.2
Net redemptions from investment products used to economically hedge deferred compensation liabilities	60.8	—	15.4	76.2	63.3	—	46.7	110.0
Net change in trading securities held by consolidated investment products	—	(982.4)	—	(982.4)	—	(821.4)	—	(821.4)
Other changes	772.6	43.5	(8.9)	807.2	588.8	(1.1)	(8.1)	579.6
Net cash provided by (used in) operating activities	2,752.7	(874.3)	6.5	1,884.9	2,380.0	(646.5)	38.6	1,772.1
Net cash provided by (used in) investing activities	(985.0)	(1.4)	271.5	(714.9)	(79.3)	(35.8)	96.2	(18.9)
Net cash provided by (used in) financing activities	(1,371.6)	948.8	(278.0)	(700.8)	(1,315.7)	664.9	(134.8)	(785.6)
Effect of exchange rate changes on cash and cash equivalents of consolidated investment products	—	(2.9)	—	(2.9)	—	3.4	—	3.4
Net change in cash and cash equivalents during period	396.1	70.2	—	466.3	985.0	(14.0)	—	971.0
Cash and cash equivalents at beginning of year	3,378.2	39.1	—	3,417.3	2,649.8	63.1	—	2,712.9
Cash and cash equivalents at end of period	$3,774.3	$109.3	$—	$3,883.6	$3,634.8	$49.1	$—	$3,683.9

Operating Activities
Operating activities attributable to T. Rowe Price Group during the first nine months of 2026 provided cash flows of $2,752.7 million, an increase of $372.7 million from $2,380.0 million provided during the 2025 period. The increase was primarily driven by a $183.8 million increase in cash flows related to timing differences associated with the cash settlement of our assets and liabilities, a $100.7 million increase in net income, and a $90.7 million increase in the add-back for non-cash items as detailed in the table above. These increases were partially offset by a $2.5 million decrease in proceeds received from net redemptions of investments that economically hedge our deferred compensation liabilities compared to the 2025 period. The remaining change in reported cash flows from operating activities was attributable to the net change in trading securities held in our consolidated investment products’ underlying portfolios.

Our interim operating cash flows do not include the cash impact of variable incentive compensation that is accrued throughout the year before being substantially paid out in December.

Investing Activities
Net cash used in investing activities attributable to T. Rowe Price Group during the first nine months of 2026 totaled $985.0 million, compared to $79.3 million during the 2025 period. The increase was primarily driven by net purchases of investments of $739.5 million in 2026 compared to net proceeds from the sale of investments of $241.9 million in 2025. Net cash used in other investing activities during 2026 decreased $69.3 million compared to the 2025 period. The 2026 amount reflects proceeds from the sale of certain buildings in our real estate portfolio. Additionally, our property and equipment expenditures decreased by $6.4 million compared to the 2025 period primarily driven by the completion of our corporate headquarters build out in 2025. We eliminate our capital in those investment products we consolidate in preparing our consolidated statements of cash flows. The remaining change in reported cash flows from investing activities of $34.4 million is primarily related to a reduction in the net cash removed from our unaudited consolidated balance sheet from consolidating and deconsolidating investment products.

Financing Activities
Net cash used in financing activities attributable to T. Rowe Price Group during the first nine months of 2026 totaled $1,371.6 million compared to $1,315.7 million during the 2025 period. During the 2026 period, we used $500.9 million to repurchase 5.3 million shares compared to $481.8 million to repurchase 4.8 million shares during the 2025 period. Cash flows generated from common stock issued under stock compensation plans decreased by $30.7 million during the 2026 period compared to the 2025 period. Additionally, the $2.0 million decrease in dividends paid in 2026 was driven by a reduction in outstanding shares due to repurchases over the last 12 months, partially offset by a 2.4% increase in our quarterly dividend per share over prior year. The remaining change in reported cash flows from financing activities was primarily attributable to borrowings of debt of consolidated products of $403.9 million and a $263.2 million decrease in net subscriptions from redeemable non-controlling interest holders of our consolidated investment products during 2026.

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

FORWARD-LOOKING INFORMATION.

From time to time, information or statements provided by or on behalf of T. Rowe Price, including those within this report, may contain certain forward-looking information, including information or anticipated information relating to: our revenues, net income, and earnings per share of common stock; changes in the amount and composition of our assets under management; our expense levels; our effective income tax rate; legal or regulatory developments; geopolitical instability; interest rates and currency fluctuations; and our expectations regarding financial markets, future transactions, dividends, stock repurchases, investments, new products and services, capital expenditures, changes in our effective fee rate, and other industry or market conditions. Readers are cautioned that any forward-looking information provided by or on behalf of T. Rowe Price is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information because of various factors including, but not limited to, those discussed below and in Item 1A, Risk Factors, included in our Form 10-K Annual Report for 2025. Further, forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.

Our future revenues and results of operations will fluctuate primarily driven by changes in the total value and composition of assets under our management. Such changes result from many factors, including, among other things: client-related cash inflows and outflows in our products, performance fees, capital allocation-based income, fluctuations in global financial markets that result in appreciation or depreciation of the assets under our management, our introduction of new investment products, and changes in retirement savings trends relative to participant-directed investments and defined contribution plans.

Our ability to attract and retain investors’ assets under our management is dependent on investor sentiment and confidence; the relative investment performance of the T. Rowe Price mutual funds and other managed investment products compared to competing offerings and market indexes; the ability to maintain our investment management and administrative fees at appropriate levels; the impact of changes in interest rates and inflation; competitive conditions in the mutual fund, asset management, and broader financial services sectors; our level of success in implementing our strategy to expand our business; and our ability to attract and retain key personnel. Our revenues are substantially dependent on fees earned under contracts with the T. Rowe Price funds and could be adversely affected if the independent directors of one or more of the T. Rowe Price funds terminated or significantly altered the terms of the investment management or related administrative services agreements. Non-operating investment income will also fluctuate primarily driven by the size of our investments, changes in their market valuations, and any other-than-temporary impairments that may arise or, in the case of our equity method investments, our proportionate share of the investees’ net income.

Our future results are also dependent upon the level of our expenses, which are subject to fluctuation for the following or other reasons: changes in the level of our advertising and promotion expenses in response to market conditions, including our efforts to expand our investment advisory business to investors outside the U.S. and to further penetrate our distribution channels within the U.S.; the pace and level of spending to support key strategic priorities; variations in the level of total compensation expense driven by, among other things, bonuses, restricted stock units and other equity grants, other incentive awards, our supplemental savings plan, changes in our employee count and mix, and competitive factors; any goodwill, intangible asset or other asset impairments that may arise; fluctuation in foreign currency exchange rates applicable to the costs of our international operations; expenses and capital costs, such as technology assets, depreciation, amortization, and research and development, incurred to maintain and enhance our administrative and operating services infrastructure; the timing of the assumption of all third party research payments, unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and disruptions of services, including those provided by third parties, such as fund and products recordkeeping, facilities, communications, power, and the mutual fund transfer agent and accounting systems, as a result of extreme events, cyberattacks or otherwise.

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
Item 4. Controls and Procedures.

Our management, including our principal executive and principal financial officers, have evaluated the effectiveness of our disclosure controls and procedures at September 30, 2026. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures at September 30, 2026, are effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, including this Form 10-Q Quarterly Report, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, have evaluated any change in our internal control over financial reporting that occurred during the third quarter of 2026, and has concluded that there was no change during the third quarter of 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

For information about our legal proceedings, please see our Commitments and Contingencies footnote to our unaudited consolidated financial statements in Part I of this Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes in the information provided in Item 1A of our Form 10-K Annual Report for 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There was no repurchase activity during the third quarter of 2026.

The following table details the changes in and status of the Board of Directors’ outstanding publicly announced board authorization.

Authorization Dates	Maximum Number of Shares that May Yet Be Purchased at 7/1/2026	Total Number of Shares Purchased	Maximum Number of Shares that May Yet Be Purchased at 9/30/2026
December 2024	6,934,990	—	6,934,990

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits required by Item 601 of Regulation S-K are filed herewith, except for Exhibit 32 that is furnished herewith.

3(i)	Charter of T. Rowe Price Group, Inc., as reflected by Articles of Restatement dated June 20, 2018. (Incorporated by reference from Form 10-Q Quarterly Report filed on July 25, 2018.)

3(ii)	Amended and Restated By-Laws of T. Rowe Price Group, Inc. as of February 9, 2021. (Incorporated by reference from Form 10-K Annual Report filed on February 11, 2021.)

15	Report from KPMG LLP, independent registered public accounting firm, re unaudited interim financial information.

31(i).1	Rule 13a-14(a) Certification of Principal Executive Officer.

31(i).2	Rule 13a-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

101	The following series of unaudited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from T. Rowe Price Group’s unaudited consolidated interim financial statements and notes that are included in this Form 10-Q Quarterly Report.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 29, 2026.

T. Rowe Price Group, Inc.

By: /s/ Jennifer B. Dardis
Vice President, Chief Financial Officer and Treasurer